Form 10-K
period 1993-12-31
RYDER SYSTEM INC
filed 1994-03-30
CIK 85961

===============================================================================

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                         Commission file number 1-4364

                               RYDER SYSTEM, INC.
            (Exact name of registrant as specified in its charter)


    FLORIDA                                                59-0739250
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                         Identification No.)

    3600 N.W. 82 AVENUE, MIAMI, FLORIDA  33166             (305) 593-3726
    (Address of principal executive                        (Telephone number
    offices including zip code)                            including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: YES  X     NO
                                              ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: /X/
                              ---

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold as of January 31, 1994, was $2,091,940,245.

The number of shares of Ryder System, Inc. Common Stock ($.50 par value) outstanding as of January 31, 1994, was 77,379,059.

                 Documents Incorporated by         Part of Form 10-K into which
                 Reference into this Report        Document is Incorporated
                 ------------------------------    ----------------------------

                 Ryder System, Inc. 1993 Annual    Parts I, II and IV
                 Report to Shareholders*

                 Ryder System, Inc. 1994 Proxy     Part III
                 Statement

         *The Ryder System, Inc. 1993 Annual Report to Shareholders is incorporated herein only to the extent specifically stated.

===============================================================================
                            (Cover page 1 of 3 pages)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class of securities                                 Exchange on which registered
- ---------------------------------                                 ----------------------------
Ryder System, Inc. Common Stock                                   New York Stock Exchange
       ($.50 par value) and Preferred                             Pacific Stock Exchange
       Share Purchase Rights                                      Midwest Stock Exchange
       (the Rights are not currently
       exercisable or transferable
       apart from the Common Stock)

Ryder System, Inc. 8 3/4% Series E                                New York Stock Exchange
       Extendible Notes, due July 1, 2000

Ryder System, Inc. 9% Series G Bonds,                             New York Stock Exchange
       due May 15, 2016

Ryder System, Inc. 8 3/8% Series H Bonds,                         New York Stock Exchange
       due February 15, 2017

Ryder System, Inc. 8 3/4% Series J Bonds,                         New York Stock Exchange
       due March 15, 2017

Ryder System, Inc. 9 7/8% Series K Bonds,                         New York Stock Exchange
       due May 15, 2017

Ryder System, Inc. 9 3/8% Series L Notes,                         New York Stock Exchange
       due January 15, 1998

Ryder System, Inc. 9.20% Series M Notes,                          None
       due March 15, 1998

Ryder System, Inc. 9 1/4% Series N Notes,                         None
       due May 15, 2001





                          (Cover page 2 of 3 pages)

Title of each class of securities                                 Exchange on which registered
- ---------------------------------                                 ----------------------------
Ryder System, Inc. Medium-Term Notes                              None
due from 9 months to 10 years
from date of issue at rate based
on market rates at time of issuance

Ryder System, Inc. Medium-Term Notes,                             None
Series 2, due from 9 months to
10 years from date of issue at
rate based on market rates at time
of issuance

Ryder System, Inc. Medium-Term Notes,                             None
Series 3, due from 9 months to
10 years from date of issue at
rate based on market rates at time
of issuance

Ryder System, Inc. Medium-Term Notes,                             None
Series 6, due from 9 months to
30 years from date of issue at
rate based on market rates at time
of issuance

Ryder System, Inc. Medium-Term Notes,                             None
Series 7, due from 9 months to
30 years from date of issue at
rate based on market rates at time
of issuance

Ryder System, Inc. Medium-Term Notes,                             None
Series 8, due from 9 months to
30 years from date of issue at
rate based on market rates at time
of issuance




SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:       None





                          (Cover page 3 of 3 pages)

                               RYDER SYSTEM, INC.
                            Form 10-K Annual Report


                               TABLE OF CONTENTS


                                                                                               Page No.
                                                                                               --------
PART I
 Item 1       Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
 Item 2       Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
 Item 3       Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
 Item 4       Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . .  10


PART II

 Item 5       Market for Registrant's Common Equity and Related
                Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
 Item 6       Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
 Item 7       Management's Discussion and Analysis of Financial Condition
                and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
 Item 8       Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . .  11
 Item 9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11


PART III

 Item 10      Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . .  12
 Item 11      Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
 Item 12      Security Ownership of Certain Beneficial Owners and
                Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
 Item 13      Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . .  12


PART IV

 Item 14      Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13


                                     PART I


                               ITEM 1.  BUSINESS

General

Ryder System, Inc. ("the Company") was incorporated in Florida in 1955.
Through its subsidiaries, the Company engages primarily in the following businesses: 1) full service leasing and short-term rental of trucks, tractors and trailers; 2) dedicated logistics services; 3) public transit management and student transportation; and 4) transportation by truck of automobiles and light trucks. On December 7, 1993, the Company spun off its Aviall, Inc. aviation services subsidiary to the Company's shareholders. After the Aviall, Inc. spin-off, the Company's main operating segments are Vehicle Leasing & Services and Automotive Carriers. General Motors Corporation ("GM") is the largest single customer of the Company, accounting for approximately 11%, 12%, and 13% of consolidated revenue of the Company in 1993, 1992 and 1991, respectively.

At December 31, 1993, the Company and its subsidiaries had a fleet of 168,278 vehicles and 37,949 employees.(1)


Segment Information

Financial information about industry segments is incorporated by reference from the table "Selected Financial and Operational Data" on page 29, and "Notes to Consolidated Financial Statements - Segment Information" on page 42, of the Ryder System, Inc. 1993 Annual Report to Shareholders.


Vehicle Leasing & Services

The Vehicle Leasing & Services Division, comprising Ryder Truck Rental, Inc. ("RTR"), Ryder Dedicated Logistics, Inc., and various other companies, engages in a variety of highway transportation services including full service truck leasing, dedicated logistics services, commercial and consumer truck rental, truck maintenance, student transportation and public transit management, operations and maintenance.

As of December 31, 1993, the Vehicle Leasing & Services Division had 158,374 vehicles and 32,257 employees, excluding reimbursed public transit and leased personnel. Full service truck leasing was provided to 11,180 customers (ranging from small companies to large national enterprises), with a fleet of 78,544 vehicles (including 7,592 vehicles leased to affiliates), through 914 locations in 48 states and 8 Canadian provinces. Under full service leases, RTR (as Ryder Commercial Leasing & Services) provides customers with the vehicles, maintenance, supplies and equipment necessary for operation, while the customers furnish drivers and dispatch and exercise control over the vehicles. A fleet of 67,016 vehicles, ranging from heavy-duty tractors and trailers to light trucks, is available for short-term rental from over 4,650 Division locations and independent dealers in 48 states and Canada. Short-term truck rental, which tends to be seasonal, is used by commercial customers to supplement their fleets during peak business seasons. Additionally, RTR (as Ryder Consumer Truck Rental) serves the short-term consumer truck rental market, which also tends to be seasonal and is principally used by consumers for moving household goods. At December 31, 1993, RTR was servicing 27,067 vehicles (including 7,611 vehicles of affiliates) under Ryder Programmed Maintenance, which provides essentially the same maintenance services for customer-owned vehicles as are provided through full service truck leasing.





                 ________________________

                 (1) In addition, certain subsidiaries of the Company manage the operating personnel of local transit authorities. In such situations, the entire cost of compensation and benefits for such personnel is passed through to the transit authority, which reimburses the Company's subsidiaries. Additionally, certain subsidiaries of the Company obtain drivers under driver leasing agreements for some of their operations.

Through Ryder Dedicated Logistics ("RDL"), the Division offers customer-tailored industrial and consumer product distribution and logistics services from 440 locations in the U.S. and Canada. Services include varying combinations of logistics system design, provision of vehicles and equipment, maintenance, provision of drivers, warehouse management, transportation management and information systems support. Logistics systems range from metropolitan shuttles to interstate long-haul operations, and from just-in-time assembly plant service to factory-to-warehouse-to-retail facility service. These services are employed in the automotive industry (RDL specializes in inbound and aftermarket parts delivery for customers such as GM (including Saturn), Chrysler Corporation ("Chrysler"), Toyota Motor Manufacturing USA Inc. ("Toyota"), Ford Motor Company and auto parts retailers), and in the paper and paper packaging, chemical, electronic and office equipment, news, food and beverage, housing, general retail and other industries.

The Division has historically disposed of its used and surplus revenue earning equipment at prices in excess of book value. The Division reported gains on the sale of revenue earning equipment (reported as reductions in depreciation expense) of approximately 16%, 12% and 5% of the Division's earnings before interest and taxes in 1993, 1992 and 1991, respectively. The extent to which the Division may consistently continue to realize gains on disposal of its revenue earning equipment is dependent upon various factors including the general state of the used vehicle market, the condition and utilization of the Division's fleet and depreciation policies with respect to its vehicles.

During 1993, the Division continued to expand its presence in the public transportation management, operations and maintenance and student transportation markets through internal growth. The Division now manages or operates 88 public transit systems with 4,860 vehicles in 28 states, operates 7,140 school buses in 19 states, maintains about 16,000 public transit or fleet vehicles in 15 states and provides public transportation management consulting services.


International

In the first quarter of 1993 the Company established an International Division to develop and implement a strategy for growth in international markets of the Company's highway transportation services business and to manage operations of the Company's highway transportation services outside the United States and Canada. The Company's previously existing lease, rental, maintenance and logistics operations in the United Kingdom and Germany have become a part of the new International Division. As of December 31, 1993, the International Division had 6,997 vehicles, 1,697 employees, and provided service through 65 locations in the United Kingdom, Germany and Poland. (For financial reporting purposes, the International Division's results are included with those of the Vehicle Leasing & Services Division).


Automotive Carriers

The Company's Automotive Carrier Division transports new automobiles and trucks to dealers and to and from distribution points throughout the United States and several Canadian provinces for GM, Chrysler, Toyota, Honda and most other automobile and light truck manufacturers. GM remains the Division's largest customer, accounting for 54%, 57% and 63% of the Division's revenue in 1993, 1992 and 1991, respectively. The GM carriage contracts are typically subject to cancellation upon 30 days' notice by either party. The business is primarily dependent on the level of North American production, importation and sales by GM and various other manufacturers. Consequently, the business is adversely affected by any significant reductions in or prolonged curtailments of production by customers because of market conditions, strikes or otherwise.

As of December 31, 1993, the Automotive Carrier Division had 4,636 auto transport vehicles, 5,294 employees (exclusive of leased drivers), and provided service through 89 locations in 37 states and 2 Canadian provinces. Most of the Division's employees are covered by an industry-wide collective bargaining agreement, the term of which ends in May 1995.

Competition

The Vehicle Leasing & Services Division's customers may finance lease or purchase their own vehicles and provide maintenance services for themselves substantially similar to those offered by the Division, or purchase such services from others, or obtain transportation services from other common or contract carriers. The Division also competes with other companies conducting nationwide truck leasing, rental or bus operations, a large number of regional truck leasing companies with multiple branches, many smaller companies operating primarily on a local basis but frequently with nationwide service and maintenance capabilities due to participation in cooperative programs and membership in various associations, and both local and nationwide common and contract carriers. Competition in the truck leasing business is based on a number of factors which include price, equipment, maintenance and geographical coverage. The Division also competes, to an extent, with a number of trailer and vehicle manufacturers who have entered the field of trailer and vehicle leasing, extended warranty maintenance, rental and other forms of transportation services.

The carriage and dedicated logistics operations of the Vehicle Leasing & Services Division and the Automotive Carrier Division are subject to potential competition in most of the regions they serve from railroads and motor carriers providing similar services, and from customers insofar as they may own or lease equipment and provide the services for themselves.

A growing number of U.S. school districts now have the option of contracting with private operators for student transportation services. In areas where private contractors are utilized, the market is fragmented and competitive. Even where private operators are being utilized, school districts still may have the option of performing student transportation services themselves.

Public transit agencies generally have the option of contracting with private operators for public transportation services or providing such services themselves. The market for most types of public transportation services is fragmented and competitive.

In the United Kingdom, both truck leasing and dedicated logistics are well developed and competitive markets, similar to those in the U.S. and Canada. Value-added differentiation of the Company's service offerings continues to be the Company's strategy in those markets. With the recent developments in Mexico relating to the passage of the North American Free Trade Agreement, Germany's continued integration into the European Community and Poland's transformation to a market economy, the Company's ability to provide services in these new markets is only now emerging. It is anticipated, however, that competition with the Company's services in these emerging markets will develop.


Other Developments and Further Information

Many Federal, state and local laws designed to protect the environment, and similar laws in some foreign jurisdictions, have varying degrees of impact on the way the Company and its subsidiaries conduct their business operations, primarily with regard to their use, storage and disposal of petroleum products. Compliance with these laws and with the Company's environmental protection policies involves the expenditure of considerable amounts of money and management expects that such expenditures will increase in the near-term.
Based on information presently available, management believes that the ultimate disposition of such matters, although potentially material to the Company's results of operations in any one year, will not have a material adverse effect on the Company's financial condition or liquidity.

For further discussion concerning the business of the registrant and its subsidiaries see the information referenced under Items 7 and 8 of this report.

Executive Officers of the Registrant

All of the executive officers of the Company were elected or re-elected to their present offices either at or subsequent to the meeting of the Board of Directors held on May 7, 1993, in conjunction with the Company's 1993 Annual Meeting on the same date. They all hold such offices, at the discretion of the Board of Directors, until their removal, replacement or retirement.

          Name                                  Age                         Position
- ------------------------                       -----            ---------------------------------------
M. Anthony Burns                                51              Chairman, President and
                                                                Chief Executive Officer

Wendell R. Beard                                66              Executive Vice President - Office of
                                                                the Chairman

C. Robert Campbell                              49              Executive Vice President - Human
                                                                Resources and Administration

Dwight D. Denny                                 50              President - Ryder Commercial Leasing &
                                                                Services

R. Ray Goode                                    57              Senior Vice President - Public Affairs

James B. Griffin                                39              President - Ryder Automotive Carrier Group, Inc.

James M. Herron                                 59              Senior Executive Vice President and
                                                                General Counsel

Edwin A. Huston                                 55              Senior Executive Vice President -
                                                                Finance and Chief Financial Officer

Larry S. Mulkey                                 50              President - Ryder Dedicated Logistics, Inc.

Gerald R. Riordan                               45              President - Ryder Consumer Truck Rental

Anthony G. Tegnelia                             48              Senior Vice President and Controller

Randall E. West                                 45              Senior Vice President and General Manager
                                                                of the International Division

M. Anthony Burns has been Chairman of the Board since May 1985, Chief Executive Officer since January 1983 and President and a director since December 1979.

Wendell R. Beard has been Executive Vice President - Office of the Chairman since March 1991. Mr. Beard served as Senior Vice President - Office of the Chairman from August 1989 to March 1991 and as Vice President - Office of the Chairman from May 1987 to August 1989. Mr. Beard was Group Director - Corporate Affairs from July 1985 to April 1987 and Group Director - Development from March 1984 to June 1985.

C. Robert Campbell has been Executive Vice President - Human Resources and Administration since March 1991. Mr. Campbell served as Executive Vice President - Finance of the Vehicle Leasing & Services Division from October 1981 to March 1991.

Dwight D. Denny has been President - Ryder Commercial Leasing & Services since December 1992, and was Executive Vice President and General Manager - Commercial Leasing & Services of Ryder Truck Rental, Inc. from June
1991 until December 1992. Mr. Denny served Ryder Truck Rental, Inc. as Senior Vice President and General Manager - Eastern Area from March 1991 to June 1991 and Senior Vice President - Central Area from December 1990 to March 1991. Mr. Denny previously served Ryder Truck Rental, Inc. as Region Vice President in Tennessee from July 1985 to December 1990.

R. Ray Goode has been Senior Vice President - Public Affairs since November 1993 and was President and Chief Executive Officer of We Will Rebuild from September 1992 to November 1993. He was Managing Partner of Goode, Olcott, Knight & Associates from April 1989 to September 1992, and served successively as Vice President, President and Chairman and Chief Executive Officer of The Babcock Company (a subsidiary of Weyerhaeuser Company) from 1976 to 1989. Mr. Goode served as County Manager for Metropolitan Dade County, Florida from 1970 to 1976.

James B. Griffin has been President - Ryder Automotive Carrier Group Inc. since February 1993, and was Vice President and General Manager - Mid-South Region of Ryder Truck Rental, Inc. from December 1990 to February 1993. Mr. Griffin previously served Ryder Truck Rental, Inc. as Region Vice President in Syracuse, New York from April 1988 to December 1990.

James M. Herron has been Senior Executive Vice President since July 1989 and General Counsel since April 1973. Mr. Herron was also Secretary from February 1983 through February 1986.

Edwin A. Huston has been Senior Executive Vice President - Finance and Chief Financial Officer since January 1987. Mr. Huston was Executive Vice President
- - Finance from December 1979 to January 1987.

Larry S. Mulkey has been President - Ryder Dedicated Logistics, Inc. (formerly Ryder Distribution Resources, Inc.), a business unit of the Vehicle Leasing & Services Division, since November 1990. Mr. Mulkey was Senior Vice President and General Manager - Central Area of Ryder Truck Rental, Inc., from January 1986 to November 1990 and was Senior Vice President and General Manager - Eastern Area of Ryder Truck Rental, Inc., from August 1985 to January 1986.

Gerald R. Riordan has been President - Ryder Consumer Truck Rental since December 1992, and was Senior Vice President and General Manager - Consumer Rental of Ryder Truck Rental, Inc., from June 1991 until December 1992. Mr. Riordan served Ryder Truck Rental, Inc. as Senior Vice President - Rental and Quality from December 1990 to June 1991, Vice President of Quality from January 1988 to December 1990 and Vice President of Rental from January 1983 to January 1988.

Anthony G. Tegnelia has been Senior Vice President since March 1991 and Controller since August 1988. He is the Company's principal accounting officer. Mr. Tegnelia was Vice President - Corporate Systems from November 1986 to August 1988. Mr. Tegnelia served as Executive Vice President - Finance of the Company's former Freight System Division from September 1985 to October 1986, and Senior Vice President - Finance of Ryder Distribution System (now Ryder Dedicated Logistics, Inc.) from March 1984 to August 1985.

Randall E. West has been Senior Vice President and General Manager of the International Division since December 1993, and was Vice President and General Manager - Southwest Region of Ryder Truck Rental, Inc. (Ryder Commercial Leasing & Services) from September 1991 to December 1993. Mr. West previously served Ryder Truck Rental, Inc. as Region Vice President at New Orleans from November 1988 to September 1991.

                               ITEM 2. PROPERTIES


The Company's property consists primarily of vehicles, vehicle maintenance and repair facilities and other real estate and improvements. Information regarding vehicles is included in Item 1, which is incorporated herein by reference.

The Vehicle Leasing & Services Division has 1,613 locations in the United States; 428 of these facilities are owned and the remainder are leased. Such locations generally include a garage, a repair shop and office space.

The International Division has 65 locations in the United Kingdom, Germany and Poland; 15 of these facilities are owned and the remainder are leased. Such locations generally include a rental office, a repair shop and administrative office space.

The Automotive Carrier Division has 81 operating locations in 37 states throughout the United States and 8 operating locations in Canada; 29 locations are owned and the remainder are leased.



                           ITEM 3. LEGAL PROCEEDINGS


The Company and its subsidiaries are involved in various claims, law suits, and administrative actions arising in the course of their businesses. Some involve claims for substantial amounts of money and/or claims for punitive damages. While any proceeding or litigation has an element of uncertainty, management believes that the disposition of such matters, in the aggregate, will not have a material impact on the consolidated financial condition, results of operation or liquidity of the Company and its subsidiaries.



         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


There were no matters submitted to a vote of security holders during the quarter ended December 31, 1993.

                                    PART II


                 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS


The information required by Item 5 is incorporated by reference from page 43 ("Common Stock Data") of the Ryder System, Inc. 1993 Annual Report to Shareholders.


                        ITEM 6.  SELECTED FINANCIAL DATA


The information required by Item 6 is incorporated by reference from pages 44 and 45 of the Ryder System, Inc. 1993 Annual Report to Shareholders.


                ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The information required by Item 7 is incorporated by reference from pages 24 through 28 of the Ryder System, Inc. 1993 Annual Report to Shareholders.


              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The information required by Item 8 is incorporated by reference from pages 31 through 42 and page 43 ("Quarterly Data") of the Ryder System, Inc. 1993 Annual Report to Shareholders.


          ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE


No Form 8-K was filed by the Company in the 24 months prior to December 31, 1993, reporting (i) a change of accountants or (ii) a disagreement on matters of accounting principles, accounting practices or financial statement disclosure matters.

                                    PART III


          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The information required by Item 10 regarding directors is incorporated by reference from pages (4 through 9) of the Ryder System, Inc. 1994 Proxy Statement.

The information required by Item 10 regarding executive officers is set out in
Item 1 of Part I of this Form 10-K Annual Report.


                        ITEM 11.  EXECUTIVE COMPENSATION


The information required by Item 11 is incorporated by reference from pages (20 through 23) of the Ryder System, Inc. 1994 Proxy Statement.


   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The information required by Item 12 is incorporated by reference from pages (16 and 17) of the Ryder System, Inc. 1994 Proxy Statement.


           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The information required by Item 13 is incorporated by reference from page (10) of the Ryder System, Inc. 1994 Proxy Statement.

                                    PART IV


              ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K


(a) 1. Financial Statements for Ryder System, Inc. and Consolidated
       Subsidiaries:

       Items A through E are incorporated by reference from pages 30 through 42 of the Ryder System, Inc. 1993 Annual Report to Shareholders.

       A) Consolidated Statements of Earnings for years ended December 31, 1993, 1992 and 1991.

       B)    Consolidated Balance Sheets for December 31, 1993 and 1992.

       C) Consolidated Statements of Cash Flows for years ended December 31, 1993, 1992 and 1991.

       D)    Notes to Consolidated Financial Statements.

       E)    Independent Auditors' Report.


    2. Financial Statement Schedules of Ryder System, Inc. and
       Consolidated Subsidiaries (filed herewith unless otherwise indicated):

       A)    Schedule II:   Amounts Receivable from Related Parties and
             Underwriters, Promoters, and Employees Other than Related Parties.

       B)    Schedule V:    Property and Equipment.

       C)    Schedule VI:   Accumulated Depreciation of Property and Equipment.

       D)    Schedule VII:   Guarantees of Securities of Other Issuers.

       E)    Schedule X:    Supplementary Income Statement Information.

       F)    Independent Auditors' Report.

All other schedules and statements are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

Supplementary Financial Information consisting of selected quarterly financial data is incorporated by reference from page 43 of the Ryder System, Inc. 1993 Annual Report to Shareholders.

  3.    Exhibits:

       The following exhibits are filed with this report or, where indicated, incorporated by reference (Forms 10-K, 10-Q and 8-K referenced herein have been filed under the Commission's file No. 1-4364). The Company will provide a copy of the exhibits filed with this report at a nominal charge to those parties requesting them.


                                 EXHIBIT INDEX

Exhibit
Number           Description                                                                                                    Page
- ------           -----------------------------------------------------------------------------------------------                ----
3.1            The Ryder System, Inc. Restated Articles of Incorporation, dated November 8, 1985, as amended through May 18, 1990, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1990, are incorporated  by reference into this report.

3.2            The Ryder System, Inc. By-Laws, as amended through November 23, 1993.

4.1            The Company hereby agrees, pursuant to paragraph (b)(4)(iii) of Item 601 of Regulation S-K, to furnish the Commission with a copy of any instrument defining the rights of holders of long-term debt of the Company, where such instrument has not been filed as an exhibit hereto and the total amount of securities authorized thereunder does not exceed 10%
               of the total assets of the Company and its subsidiaries on a consolidated basis.

4.2(a)         The Form of Indenture between Ryder System, Inc. and The Chase Manhattan Bank (National Association) dated as of June
               1, 1984, filed with the Commission on November 19, 1985 as an exhibit to the Company's Registration Statement on Form
               S-3 (No. 33-1632), is incorporated  by reference into this report.

4.2(b)         The First Supplemental Indenture between Ryder System, Inc. and The Chase Manhattan Bank (National Association) dated
               October 1, 1987, previously filed with the Commission as an exhibit  to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, is incorporated by reference into this report.

4.3            The Form of Indenture between Ryder System, Inc. and The Chase Manhattan Bank  (National Association) dated as of May
               1, 1987, and supplemented as of November 15, 1990 and June 24, 1992, filed with the Commission on July 30, 1992 as an exhibit to the Company's Registration Statement on Form S-3 (No. 33-50232), is incorporated by reference into this report.

4.4            The Rights Agreement between Ryder System, Inc. and First Chicago Trust Company of New York (then named Morgan
               Guaranty Trust Company of New York) dated as of February 28, 1986, previously filed with the




               Commission as an exhibit to the Company's Registration Statement on Form 8-A dated March 7, 1986, is incorporated by reference into this report.

4.5            The Amendment to Rights Agreement between Ryder System, Inc. and First Chicago Trust Company of New York dated as of
               July 28, 1989, previously filed with the Commission as an exhibit to the Company's Amendment to Application or Report on Form 8 dated August 2, 1989 is incorporated by reference into this report.

10.1(a)        The change of control severance agreement for the Company's chief executive officer dated as of January 1, 1992, and the severance agreement for the  Company's chief executive officer dated as of January 1, 1992, previously filed with the  Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated by reference into this report.

10.1(b)        Amendments dated as of August 20, 1993 to the change of control severance agreement for the Company's chief executive officer dated as of January 1, 1992, and the severance agreement for the Company's chief executive officer dated as of January 1, 1992.

10.2(a)        The form of amended and restated change of control severance agreement for executive officers dated as of February
               24, 1989, previously filed with the  Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, is incorporated by reference into this report.

10.2(b)        Amendment dated as of August 20, 1993 to the form of amended and restated change of control severance agreement for executive officers dated as of February 24, 1989.

10.3           The form of change of control severance agreement for executive officers effective as of July 1, 1993.

10.4(a)        The form of amended and restated severance agreement for executive officers dated as of February 24, 1989, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31,
               1988, is incorporated by reference into this report.

10.4(b)        Amendment dated as of August 20, 1993 to the form of amended and restated severance agreement for executive officers dated as of February 24, 1989.

10.5           The form of severance agreement for executive officers effective as of July 1, 1993.

10.6(a)        The form of Ryder System, Inc. incentive compensation deferral agreement dated as of November 30, 1992, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31,
               1992, is incorporated by reference into this report.

10.6(b)        The form of Ryder System, Inc. incentive compensation deferral agreement dated as of November 30, 1993.



10.7(a)        The form of Ryder System, Inc. salary deferral agreement dated as of November 30, 1992, previously filed with the
               Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated by reference into this report.

10.7(b)        The form of Ryder System, Inc. salary deferral agreement dated as of November 30, 1993.

10.8(a)        The form of Ryder System, Inc. director's fee deferral agreement dated as of December 31, 1992, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated by reference into this report.

10.8(b)        The form of Ryder System, Inc. director's fee deferral agreement dated as of December 31, 1993.

10.9(a)        The Ryder System, Inc. and Vehicle Leasing & Services Division 1993 Incentive Compensation Plan for Headquarters
               Executive Management, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated by reference into this report.

10.9(b)        The Ryder System, Inc. and Vehicle Leasing & Services Division 1994 Incentive Compensation Plan for Headquarters
               Executive Management.

10.10(a)       The Ryder System, Inc. 1993 Incentive Compensation Plan for Ryder System, Inc. Senior Executive Vice Presidents,
               previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1992, is incorporated by reference into this report.

10.10(b)       The Ryder System, Inc. 1994 Incentive Compensation Plan for Ryder System, Inc. Senior Executive Vice Presidents.

10.11(a)       The Ryder System, Inc. 1993 Incentive Compensation Plan for President-International Division and Chairman,
               Automotive Carrier Division,  previously filed with the Commission as an exhibit to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1992, is incorporated by reference into this report.

10.11(b)       The Ryder System, Inc. 1994 Incentive Compensation Plan for Senior Vice President and General Manager of the
               International Division.

10.12(a)       The Ryder System, Inc. 1993 Incentive Compensation Plan for President, Automotive Carrier Division, previously filed with the  Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated by reference into this report.

10.12(b)       The Ryder System, Inc. 1994 Incentive Compensation Plan for President, Automotive Carrier Division.

10.13(a)       The Ryder System, Inc. 1993 Incentive Compensation Plan for Chairman, President & Chief Executive Officer, Ryder
               System, Inc., previously filed



               with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated by reference into this report.

10.13(b)       The Ryder System, Inc. 1994 Incentive Compensation Plan for Chairman, President & Chief Executive Officer, Ryder
               System, Inc.

10.14(a)       The Ryder System, Inc. 1993 Incentive Compensation Plan for President-Commercial Leasing & Services, Vehicle Leasing
               & Services Division, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated by reference into this report.

10.14(b)       The Ryder System, Inc. 1994 Incentive Compensation Plan for President-Commercial Leasing & Services, Vehicle Leasing
               & Services Division.

10.15(a)       The Ryder System, Inc. 1993 Incentive Compensation Plan for President-Consumer Rental, Vehicle Leasing & Services
               Division, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated by reference into this report.

10.15(b)       The Ryder System, Inc. 1994 Incentive Compensation Plan for President-Consumer Rental, Vehicle Leasing & Services
               Division.

10.16(a)       The Ryder System, Inc. 1993 Incentive Compensation Plan for President-Ryder Dedicated Logistics, Vehicle Leasing &
               Services Division, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated by reference into this report.

10.16(b)       The Ryder System, Inc. 1994 Incentive Compensation Plan for President-Ryder Dedicated Logistics, Vehicle Leasing &
               Services Division.

10.17(a)       The Ryder System, Inc. 1980 Stock Incentive Plan, as amended through May 4, 1990, previously filed with the
               Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated by reference into this report.

10.17(b)       The Ryder System, Inc. 1980 Stock Incentive Plan, as amended and restated as of October 22, 1993.

10.18          The Ryder System, Inc. Directors Stock Plan, as amended and restated as of December 17, 1993.

10.19(a)       The Ryder System Benefit Restoration Plan, effective January 1, 1985,  previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated by reference into this report.

10.19(b)       The First Amendment to the Ryder System Benefit Restoration Plan, effective as of December 16, 1988, previously filed with the Commission as



               an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, is incorporated by reference into this report.

10.20          Distribution and Indemnity Agreement dated as of November 23, 1993 between Ryder System, Inc. and Aviall, Inc.

10.21          Tax Sharing Agreement dated as of November 23, 1993 between Ryder System, Inc. and Aviall, Inc.

11.1           Statement regarding computation of per share earnings.

13.1           The Ryder System, Inc. 1993 Annual Report to Shareholders.  Those portions of the Ryder System, Inc. 1993 Annual
               Report to Shareholders which are not incorporated by reference into this report are furnished to the Commission solely for information purposes and are not to be deemed "filed" as part of this report.

21.1           List of subsidiaries of the registrant, with the state or other jurisdiction of incorporation or organization of each and the name under which each subsidiary does business.

23.1           Auditors' consent to incorporation by reference in certain Registration Statements on Forms S-3 and S-8 of their reports on consolidated financial statements and schedules of Ryder System, Inc. and its consolidated subsidiaries.

24.1           Manually executed powers of attorney for each of:

                           Arthur H. Bernstein
                           Edward T. Foote II
                           John A. Georges
                           Vernon E. Jordan, Jr.
                           Howard C. Kauffmann
                           David T. Kearns
                           Lynn M. Martin
                           James W. McLamore
                           Donald V. Seibert
                           Hicks B. Waldron
                           Alva O. Way
                           Mark H. Willes

(b)  Reports on Form 8-K:

      A Report on Form 8-K dated December 8, 1993, was filed by the Company with respect to the distribution to its shareholders of the stock of Aviall, Inc. The report also included pro forma consolidated condensed financial information for the Company, after giving effect to the spin-off of Aviall, Inc.

(c)  Executive Compensation Plans and Arrangements:

      Please refer to the description of Exhibits 10.1 through 10.19(b) set forth under Item 14(a)3 of this report for a listing of all executive compensation plans and arrangements filed with this report pursuant to
      Item 601(b)(10) of Regulation S-K.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 30, 1994                                 RYDER SYSTEM, INC.


                                                     By:
                                                            -----------------------------------------------
                                                            M. Anthony Burns
                                                            Chairman, President and Chief
                                                            Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 30, 1994                                By:
                                                            -----------------------------------------------
                                                            M. Anthony Burns
                                                            Chairman, President and Chief
                                                            Executive Officer
                                                            (Principal Executive Officer)



Date:  March 30, 1994                                By:
                                                            -----------------------------------------------
                                                            Edwin A. Huston
                                                            Senior Executive Vice President-Finance
                                                            and Chief Financial Officer
                                                            (Principal Financial Officer)



Date:  March 30, 1994                                By:
                                                            -----------------------------------------------
                                                            Anthony G. Tegnelia
                                                            Senior Vice President and Controller
                                                            (Principal Accounting Officer)


Date:  March 30, 1994                                By:
                                                        -----------------------------------------------
                                                            Arthur H. Bernstein
                                                            Director



Date:  March 30, 1994                                By:
                                                        -----------------------------------------------
                                                            Edward T. Foote II
                                                            Director



Date:  March 30, 1994                                By:
                                                        -----------------------------------------------
                                                            John A. Georges
                                                            Director



Date:  March 30, 1994                                By:
                                                        -----------------------------------------------
                                                            Vernon E. Jordan, Jr.
                                                            Director



Date:  March 30, 1994                                By:
                                                        ------------------------------------------------
                                                            Howard C. Kauffmann
                                                            Director



Date:  March 30, 1994                                By:
                                                        ------------------------------------------------
                                                            David T. Kearns
                                                            Director



Date:  March 30, 1994                                By:
                                                        ------------------------------------------------
                                                            James W. McLamore
                                                            Director



Date:  March 30, 1994                                By:
                                                        ------------------------------------------------
                                                            Lynn M. Martin
                                                            Director





Date:  March 30, 1994                                By:
                                                        ------------------------------------------------
                                                            Donald V. Seibert
                                                            Director



Date:  March 30, 1994                                By:
                                                        -----------------------------------------------
                                                            Hicks B. Waldron
                                                            Director



Date:  March 30, 1994                                By:
                                                        -----------------------------------------------
                                                            Alva O. Way
                                                            Director



Date:  March 30, 1994                                By:
                                                         -----------------------------------------------
                                                            Mark H. Willes
                                                            Director



                                                     *By:
                                                         -----------------------------------------------
                                                            Serge G. Martin
                                                            Attorney-in-Fact


                                                                Schedule II


               RYDER SYSTEM, INC. AND CONSOLIDATED SUBSIDIARIES

                 Amounts Receivable from Related Parties and
      Underwriters, Promoters, and Employees Other than Related Parties
                 Years ended December 31, 1993, 1992 and 1991





                                                                   Deductions        Balance at end of period
                                                            -----------------------  ------------------------
                                 Balance at
                                  beginning                   Amounts       Amounts                   Long-
                                    of year    Additions    Collected   Written Off      Current       term
                                 ----------    ---------    ---------   -----------     --------     --------
    Year ended December 31, 1991:
       Employee:
          Joshua High             $ 401,626       35,570      (24,314)       -           412,882        -
          Gregory G. Parsons           -         173,500        -            -           173,500        -
                                  ---------      -------      -------      --------      -------      -------
                                  $ 401,626      209,070      (24,314)       -           586,382        -
                                  =========      =======      ========     ========      =======      =======



    Year ended December 31, 1992:
       Employee:
          Joshua High             $ 412,882       35,363        -            -           448,245        -
          Gregory G. Parsons        173,500        -         (173,500)       -             -            -
                                  ---------      -------      -------      --------      -------      -------
                                  $ 586,382       35,363     (173,500)       -           448,245        -
                                  =========      =======      =======      ========      =======      =======



    Year ended December 31, 1993:
       Employee:
          Joshua High             $ 448,245       35,267      (27,595)       -           455,917(1)     -
                                  =========      =======      =======      ========      =======      =======



    (1) The receivable includes accrued interest (at an average rate of 9.2% per annum) of $72,601 at December 31, 1993. The entire principal amount of $383,316 was due prior to December 31, 1993.

                                                                  Schedule V


               RYDER SYSTEM, INC. AND CONSOLIDATED SUBSIDIARIES

                            Property and Equipment
                 Years Ended December 31, 1993, 1992 and 1991
                            (Thousands of Dollars)


                                            Balance at
                                            beginning  Additions   Retirements    Other changes--  Balance at
       Classifications                        of year    at cost     or sales     add (deduct)(1)  end of year
       ---------------                     -----------  ---------   -----------    -------------   -----------
 Year ended December 31, 1991:
    Revenue earning equipment              $4,316,210    457,475      654,431          45,114       4,164,368
                                           ----------  ---------      -------        --------       ---------
    Operating property and equipment:
       Land                                   105,021         25        1,019           2,900         106,927
       Buildings and improvements             360,651     11,650        4,280          21,747         389,768
       Other equipment and improve-
          ments to leased premises            285,926     36,267       24,428          10,140         307,905
       Appropriations in process               29,314     31,899           --         (38,580)         22,633
                                           ----------  ---------      -------        --------       ---------
          Total operating property
             and equipment                    780,912     79,841       29,727          (3,793)        827,233
                                           ----------  ---------      -------        --------       ---------
             Total                         $5,097,122    537,316      684,158          41,321       4,991,601
                                           ==========  =========      =======        ========       =========

 Year ended December 31, 1992:
    Revenue earning equipment              $4,164,368    929,802      757,601         (38,100)      4,298,469
                                           ----------  ---------      -------        --------       ---------
    Operating property and equipment:
       Land                                   106,927        424          704           1,683         108,330
       Buildings and improvements             389,768      8,478        3,452           3,597         398,391
       Other equipment and improve-
          ments to leased premises            307,905     43,105       25,840          24,421         349,591
       Appropriations in process               22,633     20,317           --         (32,459)         10,491
                                           ----------  ---------      -------        --------       ---------
          Total operating property
             and equipment                    827,233     72,324       29,996          (2,758)        866,803
                                           ----------    -------      -------        --------       ---------
             Total                         $4,991,601  1,002,126      787,597         (40,858)      5,165,272
                                           ==========  =========      =======        ========       =========


 Year ended December 31, 1993:
    Revenue earning equipment              $4,298,469  1,092,179      611,279           4,753       4,784,122
                                           ----------  ---------      -------        --------       ---------
    Operating property and equipment:
       Land                                   108,330        535          900             244         108,209
       Buildings and improvements             398,391     10,146        4,909           5,400         409,028
       Other equipment and improve-
          ments to leased premises            349,591     48,876       27,538           5,219         376,148
       Appropriations in process               10,491     22,863        1,111         (12,207)         20,036
                                           ----------  ---------      -------        --------       ---------
          Total operating property
             and equipment                    866,803     82,420       34,458          (1,344)        913,421
                                           ----------  ---------      -------        --------       ---------
             Total                         $5,165,272  1,174,599(2)   645,737           3,409       5,697,543
                                           ==========  =========      =======        ========       =========



                                                              SCHEDULE V, PAGE 2



                RYDER SYSTEM, INC. AND CONSOLIDATED SUBSIDIARIES

                       Property and Equipment, Continued
                             (Thousands of Dollars)

Notes:

(1) Other changes include property and equipment of businesses acquired as follows: 1991-$7,584 and 1992-$17,173. The balance comprises adjustments relating to foreign currency translation and transfers (a) to and from non-operating property and equipment and (b) to and from fixed asset classifications.

(2) Reconciliation of 1993 property and equipment additions on Schedule V with the consolidated statement of cash flows is as follows:

                 Property and equipment additions at cost                            $1,174,599

                 Purchases of vehicles for finance leases (as lessor)
                      not included in property and equipment                             62,922

                 Purchases of vehicles under capital leases not
                      included in the statement of cash flows                               (35)
                                                                                  -------------
                 Total purchases of vehicles and operating property
                      per consolidated statement of cash flows                       $1,237,486
                                                                                  =============




Method and depreciable lives as to Ryder System, Inc. and consolidated subsidiaries:

Provision for depreciation and amortization on substantially all depreciable assets is computed using the straight-line method over the following estimated useful asset lives:

          Revenue earning equipment                                          3-10 years
          Building and improvements                                         10-40 years
          Other equipment and improvements to leased premises                3-12 years or lease term

                                                                Schedule VI


               RYDER SYSTEM, INC. AND CONSOLIDATED SUBSIDIARIES

              Accumulated Depreciation of Property and Equipment
                 Years Ended December 31, 1993, 1992 and 1991
                            (Thousands of Dollars)


                                        Balance at   Charge      Retirements
                                        beginning   to costs     renewals and  Other changes-- Balance at
       Classifications                   of year   and expenses  replacements   add (deduct)   end of year
       ---------------                 ----------  ------------  ------------   ------------   ----------
 Year ended December 31, 1991:
    Revenue earning equipment          $1,699,740    534,207       349,380          8,825       1,893,392
                                       ----------    -------       -------       --------       ---------
    Operating property and equipment:
       Buildings and improvements         127,976     16,700         1,716         (1,282)        141,678
       Other equipment and improve-
          ments to leased premises        160,524     39,293        17,144          1,280         183,953
                                       ----------    -------       -------       --------       ---------
          Total operating property
             and equipment                288,500     55,993        18,860             (2)        325,631
                                       ----------    -------       -------       --------       ---------
             Total                     $1,988,240    590,200       368,240          8,823       2,219,023
                                       ==========    =======       =======       ========       =========

 Year ended December 31, 1992:
    Revenue earning equipment          $1,893,392    521,982       381,378        (29,381)      2,004,615
                                       ----------    -------       -------       --------       ---------
    Operating property and equipment:
       Buildings and improvements         141,678     17,782         1,914         (1,140)        156,406
       Other equipment and improve-
          ments to leased premises        183,953     41,486        19,535            429         206,333
                                       ----------    -------       -------       --------       ---------
          Total operating property
             and equipment                325,631     59,268        21,449           (711)        362,739
                                       ----------    -------       -------       --------       ---------
             Total                     $2,219,023    581,250       402,827        (30,092)      2,367,354
                                       ==========    =======       =======       ========       =========


 Year ended December 31, 1993:
    Revenue earning equipment          $2,004,615    533,335       451,552         21,677       2,108,075
                                       ----------    -------       -------       --------       ---------
    Operating property and equipment:
       Buildings and improvements         156,406     18,091         2,964         (1,594)        169,939
       Other equipment and improve-
          ments to leased premises        206,333     46,472        22,027          2,215         232,993
                                       ----------    -------       -------       --------       ---------
          Total operating property
             and equipment                362,739     64,563        24,991            621         402,932
                                       ----------    -------       -------       --------       ---------
             Total                     $2,367,354    597,898       476,543         22,298       2,511,007
                                       ==========    =======       =======       ========       =========




                                                                    Schedule VII

                RYDER SYSTEM, INC. AND CONSOLIDATED SUBSIDIARIES

                   Guarantees of securities of other issuers
                             (Thousands of dollars)




      Name of issuer
      of securities                         Amount
      guaranteed by    Type of           guaranteed and    Nature of
       registrant       issue             outstanding      guarantee
      -------------   -----------      -----------------   --------------
      Aviall, Inc.    Unsecured             $23,622        Principal and
                      note payable                         interest
                      by subsidiary
                      to European
                      Investment
                      Bank

                                                                      Schedule X


                RYDER SYSTEM, INC. AND CONSOLIDATED SUBSIDIARIES


                   Supplementary Income Statement Information
                  Years ended December 31, 1993, 1992 and 1991
                             (Thousands of dollars)


                                                Charged to Costs and Expenses
                                                -----------------------------

                                                 1993       1992        1991
                                                 ----       ----        ----

    Maintenance and repairs                 $   453,434    418,792    394,690
                                                =======    =======    =======


    Taxes (other than income):

       Payroll                              $   101,660     95,093     87,769

       Licenses                                  83,430     78,569     77,703

       Other                                     69,204     63,494     60,108
                                                -------    -------    -------
          Total taxes                       $   254,294    237,156    225,580
                                                =======    =======    =======


    Advertising                             $    51,417     45,472     45,864
                                                =======    =======    =======



                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



The Board of Directors and Shareholders
Ryder System, Inc.:


Under date of February 7, 1994, we reported on the consolidated balance sheets of Ryder System, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in Part IV Item 14a(2). These financial statement schedules are the responsibility of the Company's mangement. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/ KPMG PEAT MARWICK


Miami, Florida
February 7, 1994