Form 10-Q
period 1994-03-31
RYDER SYSTEM INC
filed 1994-05-16
CIK 85961

  ---------------------------------------------------------------------------

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                                      OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------
Commission File No. 1-4364

                         ------------------------------

                               RYDER SYSTEM, INC.
                            (a Florida corporation)

                             3600 N.W. 82nd Avenue
                             Miami, Florida  33166

                            Telephone (305) 593-3726

                 I.R.S. Employer Identification No. 59-0739250

                         ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            X  YES             NO
                           ---             ---
Ryder System, Inc. (the "Registrant" or the "Company") had 77,675,566 shares of common stock ($0.50 par value per share) outstanding as of April 30, 1994.

  ---------------------------------------------------------------------------

                        PART I.  FINANCIAL INFORMATION


         Item 1.        Financial Statements



         CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
         Ryder System, Inc. and Consolidated Subsidiaries


        ---------------------------------------------------------------------------------------------------------
         Three months ended March 31, 1994 and 1993
         (In thousands, except per share amounts)                                   1994                   1993*
        ---------------------------------------------------------------------------------------------------------
         REVENUE                                                            $    1,071,837                999,657
        ---------------------------------------------------------------------------------------------------------
         Operating expense                                                         860,281                807,560
         Depreciation expense, net of gains (1994 - $17,773; 1993 - $15,522)       139,547                127,653
         Interest expense                                                           31,916                 30,070
         Miscellaneous expense (income)                                               (237)                   272
        ---------------------------------------------------------------------------------------------------------
                                                                                 1,031,507                965,555
        ---------------------------------------------------------------------------------------------------------
                 Earnings from continuing operations before income taxes            40,330                 34,102
         Provision for income taxes                                                 16,592                 14,156
        ---------------------------------------------------------------------------------------------------------
                 Earnings from continuing operations                                23,738                 19,946
         Earnings from discontinued operations                                           -                  4,290
        ---------------------------------------------------------------------------------------------------------
                 Earnings before cumulative effect of change in accounting          23,738                 24,236
         Cumulative effect of change in accounting                                       -                (25,433)
        ---------------------------------------------------------------------------------------------------------
         NET EARNINGS (LOSS)                                                        23,738                 (1,197)
         Preferred dividend requirements                                                 -                  2,589
        ---------------------------------------------------------------------------------------------------------
         EARNINGS (LOSS) APPLICABLE TO COMMON SHARES                        $       23,738                 (3,786)
        =========================================================================================================
         Earnings (loss) per common share:
                 Continuing operations                                      $         0.30                   0.23
                 Discontinued operations                                                 -                   0.05
                 Cumulative effect of change in accounting                               -                  (0.33)
        ---------------------------------------------------------------------------------------------------------
         EARNINGS (LOSS) PER COMMON SHARE                                   $         0.30                  (0.05)
        ---------------------------------------------------------------------------------------------------------
         Cash dividends per common share                                    $         0.15                   0.15
        ---------------------------------------------------------------------------------------------------------
         Average common and common equivalent shares                                78,444                 77,059
        =========================================================================================================

         * Certain amounts have been restated for discontinued operations.
         See accompanying notes to consolidated condensed financial statements.

         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
         Ryder System, Inc. and Consolidated Subsidiaries


        ----------------------------------------------------------------------------------------------------
         Three months ended March 31, 1994 and 1993
         (In thousands)                                                        1994                    1993*
        ----------------------------------------------------------------------------------------------------
         CONTINUING OPERATIONS
           CASH FLOWS FROM OPERATING ACTIVITIES:
               Earnings from continuing operations                    $      23,738                   19,946
               Depreciation expense, net of gains                           139,547                  127,653
               Deferred income taxes                                          6,892                    4,171
               Increase in other working capital items                      (70,003)                 (73,663)
               Other, net                                                    (6,376)                   6,905
        ----------------------------------------------------------------------------------------------------
                                                                             93,798                   85,012
        ----------------------------------------------------------------------------------------------------
           CASH FLOWS FROM FINANCING ACTIVITIES:
               Debt proceeds                                                354,705                  307,495
               Debt repaid, including capital lease obligations             (80,032)                (124,602)
               Common stock issued                                            6,582                    7,208
               Dividends on common and preferred stock                      (11,634)                 (13,985)
        ----------------------------------------------------------------------------------------------------
                                                                            269,621                  176,116
        ----------------------------------------------------------------------------------------------------
           CASH FLOWS FROM INVESTING ACTIVITIES:
               Purchases of property and revenue earning equipment         (447,157)                (330,759)
               Sales of property and revenue earning equipment               77,902                   75,988
               Other, net                                                    11,717                   10,181
        ----------------------------------------------------------------------------------------------------
                                                                           (357,538)                (244,590)
        ----------------------------------------------------------------------------------------------------
         NET CASH FLOWS FROM CONTINUING OPERATIONS                            5,881                   16,538
         NET CASH FLOWS FROM DISCONTINUED OPERATIONS                             -                   (14,153)
        ----------------------------------------------------------------------------------------------------
         INCREASE IN CASH AND CASH EQUIVALENTS                                5,881                    2,385
         Cash and cash equivalents at January 1                              56,691                   50,747
        ----------------------------------------------------------------------------------------------------
         CASH AND CASH EQUIVALENTS AT MARCH 31                        $      62,572                   53,132
        ====================================================================================================


         * Certain amounts have been restated for discontinued operations.
         See accompanying notes to consolidated condensed financial statements.

         CONSOLIDATED CONDENSED BALANCE SHEETS
         Ryder System, Inc. and Consolidated Subsidiaries



        ---------------------------------------------------------------------------------------------------------
                                                                                     March 31,       December 31,
         (Dollars in thousands, except per share amounts)                                1994                1993
        ---------------------------------------------------------------------------------------------------------
         ASSETS
         Current assets:
                 Cash and cash equivalents                                         $    62,572           56,691
                 Receivables                                                           261,857          197,956
                 Inventories                                                            57,834           52,963
                 Tires in service                                                      151,235          144,488
                 Deferred income taxes                                                  50,970           60,326
                 Prepaid expenses and other current assets                             137,756           89,020
        ---------------------------------------------------------------------------------------------------------
                      Total current assets                                             722,224          601,444
        ---------------------------------------------------------------------------------------------------------
         Revenue earning equipment                                                   4,990,817        4,784,122
                 Less accumulated depreciation                                      (2,112,956)      (2,108,075)
        ---------------------------------------------------------------------------------------------------------
                      Net revenue earning equipment                                  2,877,861        2,676,047
        ---------------------------------------------------------------------------------------------------------
         Operating property and equipment                                              933,363          913,421
                 Less accumulated depreciation                                        (410,637)        (402,932)
        ---------------------------------------------------------------------------------------------------------
                      Net operating property and equipment                             522,726          510,489
        ---------------------------------------------------------------------------------------------------------
         Direct financing leases and other assets                                      212,586          223,374
         Intangible assets and deferred charges                                        245,861          247,034
        ---------------------------------------------------------------------------------------------------------
                                                                                   $ 4,581,258        4,258,388
        ---------------------------------------------------------------------------------------------------------
         LIABILITIES AND SHAREHOLDERS' EQUITY
         Current liabilities:
                 Current portion of long-term debt                                 $   119,267          156,503
                 Accounts payable                                                      369,314          297,282
                 Accrued expenses                                                      497,784          514,982
        ---------------------------------------------------------------------------------------------------------
                      Total current liabilities                                        986,365          968,767
        ---------------------------------------------------------------------------------------------------------
         Long-term debt                                                              1,676,540        1,374,943
         Other non-current liabilities                                                 388,535          397,873
         Deferred income taxes                                                         522,990          526,624
         Shareholders' equity:
                 Common stock of $0.50 par value per share (shares outstanding at
                      March 31, 1994 - 77,631,053; December 31, 1993 - 77,294,484)     515,922          508,832
                 Retained earnings                                                     508,727          496,623
                 Translation adjustment                                                (17,821)         (15,274)
        ---------------------------------------------------------------------------------------------------------
                      Total shareholders' equity                                     1,006,828          990,181
        ---------------------------------------------------------------------------------------------------------
                                                                                   $ 4,581,258        4,258,388
        =========================================================================================================

         See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




(a)  INTERIM FINANCIAL STATEMENTS
     The accompanying unaudited consolidated condensed financial statements have been prepared by the Company in accordance with the accounting policies described in the 1993 Annual Report and should be read in conjunction with the consolidated financial statements and notes which appear in that report. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

(b)  DISCONTINUED OPERATIONS
     On December 7, 1993, the Company completed the spin off of its aviation services subsidiaries into a new public company
     ("Aviall, Inc." or "Aviall"). Under the terms of the spin off, the Company distributed to common stockholders one share of Aviall, Inc. common stock for each four Ryder System, Inc. common shares owned. The distribution had the effect of reducing the Company's retained earnings by $314 million. Accordingly, the earnings from the Company's aviation services subsidiaries in 1993 have been reported as discontinued operations.

     The following summarizes the results of operations for the discontinued aviation services subsidiaries:

                    (In millions)

                                                                   First Quarter
                                                                   -------------
                                                                1994           1993
                                                               -------        ------
                Net sales                                      $      -       $277.0
                                                               ========       ======
                Earnings before income taxes                   $      -       $  7.0
                Provision for income taxes                            -          2.7
                                                               --------       ------
                Earnings from discontinued operations          $      -       $  4.3
                                                               ========       ======


(c)  ACCOUNTING CHANGES
     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." As a result, a pretax charge of $41 million ($25 million after tax) was recorded as the cumulative effect of a change in accounting principle to establish a liability for the present value of expected future benefits attributed to employees' service rendered prior to January 1, 1993. The Company also adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective January 1, 1993.

KPMG PEAT MARWICK
     CERTIFIED PUBLIC ACCOUNTANTS
     One Biscayne Tower Telephone 305-358-2300 Telecopier 305-577-0544
     Suite 2900
     2 South Biscayne Boulevard
     Miami, Fl. 33131

                         Independent Auditors' Report


The Board of Directors
Ryder System, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Ryder System, Inc. and subsidiaries as of March 31, 1994, and the related consolidated condensed statements of earnings and cash flows for the three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Ryder System, Inc. and subsidiaries as of December 31, 1993, and the related consolidated statements of earnings and cash flows for the year then ended (not presented herein);
and in our report dated February 7, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1993, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in the notes to the consolidated condensed financial statements, the Company changed its method of accounting for income taxes and for postretirement benefits other than pensions in 1993.


                                                      KPMG PEAT MARWICK


Miami, Florida
April 19, 1994

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition --
          Three months ended March 31, 1994 and 1993





RESULTS OF OPERATIONS


The Company recorded earnings from continuing operations before income taxes of $40 million in the first quarter of 1994, compared with $34 million in last year's first quarter. First quarter earnings in 1994 benefited primarily from higher revenue, improved asset utilization in both commercial and consumer truck rental and higher gains on sales of vehicles in Vehicle Leasing & Services. Also contributing to the improvement in earnings were lower costs in Automotive Carriers primarily as a result of the fourth quarter 1993 organizational streamlining.

Earnings from continuing operations after taxes in the first quarter of 1994 were $24 million, or $0.30 per common share, compared with $20 million, or $0.23 per common share in the first quarter of 1993. The Company's effective tax rate for continuing operations in the first quarter of 1994 was 41.1%, compared with 41.5% in last year's first quarter. The Company reported a net loss in the first quarter of 1993 of $1 million which included an after tax charge of $25 million, or $0.33 per common share for a change in accounting for postretirement benefits, and earnings of $4 million, or $0.05 per common share, from Aviall, Inc., which was spun off in December 1993.

Consolidated revenue in the first quarter of 1994 was $1.1 billion, compared with $1.0 billion in the first quarter of 1993. In Vehicle Leasing & Services revenue increased 9% compared with last year, while Automotive Carriers first quarter revenue was about the same as last year.

Operating expense in the first quarter of 1994 increased 7% compared with the same period in the prior year. This increase is due primarily to the Company's increased revenue, reengineering and marketing efforts in Vehicle Leasing & Services. Offsetting some of these increases was a reduction in rent expense primarily due to a decrease in the number of vehicles leased by the Company under operating lease agreements.

Depreciation expense (net of gains) in the first quarter of 1994 increased 9% compared with the first quarter of 1993. This increase was due to an increase in the fleet size needed to support higher 1994 revenues. A decrease in the number of vehicles on operating lease also contributed to higher depreciation expense in the first quarter of 1994. A portion of the increase in depreciation expense was offset by an increase of $2 million in gains on vehicle sales in the first quarter of 1994 compared with the prior year. The increase in vehicle gains is a result of an increase in the average gain per unit sold offset somewhat by a decrease in the number of units sold.


Vehicle Leasing & Services

First quarter Vehicle Leasing & Services revenue increased 9% compared with the same period in 1993. Revenue from full service truck leasing, the division's largest product line, increased 3% compared with last year. Revenue benefited from an increase in lease sales made partly offset by prices lower than on those leases that are expiring. First quarter revenue from commercial truck rental increased 20% compared with the same period in 1993, reflecting higher demand. Revenue from consumer truck rental in the first quarter of 1994 increased 22% compared with last year's first quarter, primarily as a result of higher demand for local and long-distance rentals. To satisfy the higher demand, the average fleet size increased in both rental product lines in the first quarter of 1994 compared with the first quarter of 1993. Dedicated logistics revenue increased 10% compared with the first quarter of 1993 due to new customers which were obtained through intensified marketing and sales efforts. Revenue from the division's public transportation services business in the first quarter of 1994 increased 4% compared with last year's first quarter, due to several new contracts.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
          Three months ended March 31, 1994 and 1993





Vehicle Leasing & Services earned pretax profits of $37 million in the first quarter of 1994 compared with $34 million in the first quarter of 1993. Margin (revenue less direct operating expenses, depreciation and interest expense) and margin as a percentage of revenue for full service truck leasing were slightly lower in the first quarter of 1994 compared with last year's first quarter. Lower first quarter margins are primarily a result of lower lease prices on new lease sales compared with prices on those leases that are expiring. Margin and margin as a percentage of revenue for both commercial and consumer truck rental increased substantially in the first quarter of 1994 compared with the same period last year, reflecting primarily higher revenue and improved asset utilization. Also contributing to the improvement in margins for consumer truck rental in 1994 were lower maintenance costs, primarily due to the decrease in the average age of the fleet. Dedicated logistics margin and margin as a percentage of revenue decreased during the first quarter of 1994 compared with last year's first quarter, primarily due to increased operating costs, weather-related inefficiencies and new business start-up costs. Margin and margin as a percentage of revenue for the division's public transportation services business were slightly higher in the first quarter of 1994 compared with the prior year, as a result of higher revenue. For the division as a whole, higher total margin and a slight increase in gains on vehicle sales in the first quarter of 1994 were partially offset by increased investments in reengineering, marketing and sales programs and systems technology.

Automotive Carriers

First quarter 1994 revenue for Automotive Carriers was about the same as in last year's first quarter. Revenue in 1994 reflects an increase in the number of units shipped, offset by a decline in the average length of haul. The division's first quarter 1994 shipments of General Motors vehicles were lower than in the first quarter of 1993, primarily as a result of extended model changeover periods and the closure of a General Motors assembly plant. However, offsetting this decrease was an increase of 13% in vehicle shipments for other manufacturers as a result of an increase in domestic automobile sales. Also favorably impacting first quarter 1994 revenue were shipments diverted from rail to highway carriers due to the impact of the harsh winter weather on certain rail operations.

Automotive Carriers pretax earnings were $8 million in the first quarter of 1994, compared with $4 million in the prior year's first quarter. First quarter pretax earnings benefited primarily from efficiencies realized from a fourth quarter 1993 organizational streamlining and lower depreciation expense as a result of an increase in the average age of the fleet.

Other

Other, which is comprised primarily of corporate administrative costs, was a loss of $5 million in the first quarter of 1994 compared with a loss of $4 million in the same period last year, primarily due to lower reimbursement from the Company's operating segments.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
          Three months ended March 31, 1994 and 1993





LIQUIDITY AND CAPITAL RESOURCES

Total capital expenditures in the first quarter of 1994 were $447 million, compared with $331 million in the first quarter of the prior year. In the full service truck leasing business, capital expenditures increased $66 million compared with last year's first quarter, due primarily to improved lease sales. Capital expenditures in commercial truck rental were about the same as the prior year level. Consumer truck rental capital expenditures increased $37 million in the first quarter of 1994 compared with the prior year primarily as a result of the timing of expenditures. Capital expenditures in Automotive Carriers declined $7 million in the first quarter of 1994 as a result of a decision to continue to age the fleet.

Cash flow from operating activities in the first quarter of 1994 was $94 million, compared with $85 million in the first quarter of 1993. The increase resulted primarily from improved earnings in 1994 and an increase in depreciation offset somewhat by changes in working capital and other non-current liabilities. Cash flow from continuing operating activities plus asset sales as a percentage of capital expenditures was 38% in the first quarter of 1994, compared with 49% in the same period last year. This percentage declined as a result of the changes in working capital requirements and other non-current liabilities and the strategic timing of capital expenditures, but is likely to increase in the remainder of 1994.

Total debt at March 31, 1994 was $1.8 billion, compared with $1.5 billion at the end of 1993. During the first quarter of 1994, the Company issued $61 million of medium-term unsecured notes and made $76 million of scheduled unsecured note payments. U.S. commercial paper outstanding at the end of the first quarter of 1994 was $362 million, compared with $84 million at December 31, 1993. The Company's debt to equity ratio at March 31, 1994, was 178%, compared with 155% at December 31, 1993. The Company had interest rate swap agreements outstanding at March 31, 1994 and December 31, 1993 with aggregate notional amounts of $676 million and $315 million, respectively. At March 31, 1994, interest rate cap agreements with aggregate notional amounts totaling $350 million were outstanding. These instruments have been assigned to specific financial obligations, and amounts to be paid or received under the agreements are recognized over the terms of the agreements as adjustments to earnings.

The Company had contractual lines of credit totaling $693 million at March 31, 1994, of which $330 million was available. Also, at March 31, 1994, the Company had $810 million of debt securities available under shelf registrations filed in 1988 and 1992.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
          Three months ended March 31, 1994 and 1993



         SELECTED FINANCIAL AND OPERATIONAL DATA
         (Dollars in thousands)

                                                                       1994                            1993
        -----------------------------------------------------------------------------------------------------
         VEHICLE LEASING & SERVICES
         Revenue:
           Full service lease and programmed maintenance           $  444,840                         432,115
           Commercial and consumer rental                             227,087                         187,855
           Dedicated logistics                                        148,517                         135,334
           Other                                                      153,355                         141,157
           Eliminations                                               (56,550)                        (52,209)
                                                                   ----------                         -------
            Total                                                     917,249                         844,252

         Operating expense                                            716,338                         660,735
         Depreciation expense                                         148,140                         132,670
         Gains on sale of revenue earning equipment                   (17,671)                        (15,513)
         Interest expense                                              33,182                          31,835
         Miscellaneous expense, net                                         1                             367
                                                                   ----------                         -------

         Earnings before income taxes                              $   37,259                          34,158
                                                                   ==========                         =======

         Fleet size (owned and leased):
           Full service lease                                          80,282                          75,612
           Commercial and consumer rental                              71,239                          63,727
         Buses operated or managed                                     11,919                          11,826
         Ryder Truck Rental service locations                             993                             981

        -----------------------------------------------------------------------------------------------------

         AUTOMOTIVE CARRIERS
         Revenue                                                   $  158,506                         159,616
                                                                   ==========                         =======

         Earnings before income taxes                              $    8,180                           4,099
                                                                   ==========                         =======

         Total units transported (000)                                  1,504                           1,449
         Total miles traveled (000)                                    57,484                          59,801
         Auto transports:
           Owned and leased                                             4,061                           4,234
           Owner-operators                                                514                             503
         Locations                                                         89                              92
        -----------------------------------------------------------------------------------------------------

                          PART II.  OTHER INFORMATION



Item 6.         Exhibits and Reports on Form 8-K:


        (a)     Exhibits

                (11)     Statement re computation of per share earnings.

                (15)     Letter re unaudited interim financial statements.

        (b)     Form 8-K

                No Reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RYDER SYSTEM, INC.
                                       (Registrant)


Date: May 16, 1994                     /s/ Edwin A. Huston
                                       -------------------------------
                                       Edwin A. Hutson
                                       Senior Executive Vice President-Finance
                                       and Chief Financial Officer
                                       (Principal Financial Officer)


Date: May 16, 1994                     /s/ Anthony G. Tegnelia
                                       -------------------------------
                                       Anthony G. Tegnelia
                                       Senior Vice President
                                       and Controller (Principal
                                       Accounting Officer)