Form 10-Q
period 1994-06-30
RYDER SYSTEM INC
filed 1994-08-12
CIK 85961

- --------------------------------------------------------------------------------
                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 1-4364


                         ------------------------------

                               RYDER SYSTEM, INC.
                            (a Florida corporation)

                             3600 N. W. 82nd Avenue
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

                            X   YES                   NO
                          -----                 -----

Ryder System, Inc. (the "Registrant" or the "Company") had 78,569,251 shares of common stock ($0.50 par value per share) outstanding as of July 31, 1994.

                         PART I.  FINANCIAL INFORMATION

 Item 1.   Financial Statements


 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
 Ryder System, Inc. and Consolidated Subsidiaries

- --------------------------------------------------------------------------------------------------------------
 Periods ended June 30, 1994 and 1993                               Second Quarter            Six Months
                                                                ---------------------    ---------------------
 (In thousands, except per share amounts)                             1994       1993         1994       1993
- --------------------------------------------------------------------------------------------------------------
 REVENUE                                                        $1,176,339  1,080,233    2,248,176  2,079,890
- --------------------------------------------------------------------------------------------------------------
 Operating expense                                                 907,998    843,262    1,768,279  1,650,822
 Depreciation expense, net of gains (quarter, 1994 - $18,816,
   1993 - $12,842; six months, 1994 - $36,589, 1993 - $28,364)     146,946    135,660      286,493    263,313
 Interest expense                                                   35,663     31,989       67,579     62,059
 Miscellaneous expense (income)                                      1,201       (337)         964        (65)
- --------------------------------------------------------------------------------------------------------------
                                                                 1,091,808  1,010,574    2,123,315  1,976,129
- --------------------------------------------------------------------------------------------------------------
   Earnings from continuing operations
      before income taxes                                           84,531     69,659      124,861    103,761
 Provision for income taxes                                         34,689     28,915       51,281     43,071
- --------------------------------------------------------------------------------------------------------------
   Earnings from continuing operations                              49,842     40,744       73,580     60,690
 Loss from discontinued operations                                      -    (162,948)          -    (158,658)
- --------------------------------------------------------------------------------------------------------------
   Earnings (loss) before cumulative effect of
     change in accounting                                           49,842   (122,204)      73,580    (97,968)
 Cumulative effect of change in accounting                              -          -            -     (25,433)
- --------------------------------------------------------------------------------------------------------------
 NET EARNINGS (LOSS)                                                49,842   (122,204)      73,580   (123,401)
 Preferred dividend requirements                                        -       1,028           -       3,617
- --------------------------------------------------------------------------------------------------------------
 EARNINGS (LOSS) APPLICABLE TO COMMON SHARES                    $   49,842   (123,232)      73,580   (127,018)
- --------------------------------------------------------------------------------------------------------------
 Earnings (loss) per common share:
   Continuing operations                                        $     0.64       0.51         0.94       0.74
   Discontinued operations                                              -       (2.11)          -       (2.06)
   Cumulative effect of change in accounting                            -          -            -       (0.33)
- --------------------------------------------------------------------------------------------------------------
 EARNINGS (LOSS) PER COMMON SHARE                               $     0.64      (1.60)        0.94      (1.65)
- --------------------------------------------------------------------------------------------------------------
 Cash dividends per common share                                $     0.15       0.15         0.30       0.30
- --------------------------------------------------------------------------------------------------------------
 Average common and common equivalent shares                        78,386     77,158       78,415     77,109
==============================================================================================================

 See accompanying notes to consolidated condensed financial statements.

 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 Ryder System, Inc. and Consolidated Subsidiaries

- -----------------------------------------------------------------------------------------------
 Six months ended June 30, 1994 and 1993
 (In thousands)                                                                1994       1993
- -----------------------------------------------------------------------------------------------
 CONTINUING OPERATIONS

 CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings from continuing operations                                   $   73,580     60,690
   Depreciation expense, net of gains                                       286,493    263,313
   Deferred income taxes                                                     19,004     14,350
   Decrease (increase) in working capital items                             (60,102)    30,463
   Other, net                                                                 7,055      9,062
- -----------------------------------------------------------------------------------------------
                                                                            326,030    377,878
- -----------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Debt proceeds                                                            469,387    412,085
   Debt repaid, including capital lease obligations                         (99,505)  (158,123)
   Preferred stock redeemed                                                      -    (100,000)
   Common stock issued                                                       16,171     16,215
   Dividends on common and preferred stock                                  (23,301)   (27,695)
- -----------------------------------------------------------------------------------------------
                                                                            362,752    142,482
- -----------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and revenue earning equipment                     (849,818)  (650,707)
   Sales of property and revenue earning equipment                          140,891    126,266
   Sale and leaseback of revenue earning equipment                          100,000         -
   Acquisitions, net of cash acquired                                       (72,984)        -
   Other, net                                                                23,600     19,800
- -----------------------------------------------------------------------------------------------
                                                                           (658,311)  (504,641)
- -----------------------------------------------------------------------------------------------
 NET CASH FLOWS FROM CONTINUING OPERATIONS                                   30,471     15,719
 NET CASH FLOWS FROM DISCONTINUED OPERATIONS                                     -         995
- -----------------------------------------------------------------------------------------------
 INCREASE IN CASH AND CASH EQUIVALENTS                                       30,471     16,714
 Cash and cash equivalents at January 1                                      56,691     50,747
- -----------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS AT JUNE 30                                    $   87,162     67,461
===============================================================================================

 See accompanying notes to consolidated condensed financial statements.

 CONSOLIDATED CONDENSED BALANCE SHEETS
 Ryder System, Inc. and Consolidated Subsidiaries

- ------------------------------------------------------------------------------------------------------------
                                                                            June 30,          December 31,
 (Dollars in thousands, except per share amounts)                               1994                  1993
- ------------------------------------------------------------------------------------------------------------
 ASSETS
  Current assets:
   Cash and cash equivalents                                             $    87,162                56,691
   Receivables                                                               294,328               197,956
   Inventories                                                                51,486                52,963
   Tires in service                                                          157,182               144,488
   Deferred income taxes                                                      52,402                60,326
   Prepaid expenses and other current assets                                 112,822                89,020
- ------------------------------------------------------------------------------------------------------------
         Total current assets                                                755,382               601,444
- ------------------------------------------------------------------------------------------------------------
 Revenue earning equipment                                                 5,138,832             4,784,122
   Less accumulated depreciation                                          (2,146,893)           (2,108,075)
- ------------------------------------------------------------------------------------------------------------
         Net revenue earning equipment                                     2,991,939             2,676,047
- ------------------------------------------------------------------------------------------------------------
 Operating property and equipment                                            963,645               913,421
   Less accumulated depreciation                                            (421,995)             (402,932)
- ------------------------------------------------------------------------------------------------------------
         Net operating property and equipment                                541,650               510,489
- ------------------------------------------------------------------------------------------------------------
 Direct financing leases and other assets                                    216,382               223,374
 Intangible assets and deferred charges                                      271,150               247,034
- ------------------------------------------------------------------------------------------------------------
                                                                         $ 4,776,503             4,258,388
- ------------------------------------------------------------------------------------------------------------
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Current portion of long-term debt                                     $   119,069               156,503
   Accounts payable                                                          356,508               297,282
   Accrued expenses                                                          524,146               514,982
- ------------------------------------------------------------------------------------------------------------
         Total current liabilities                                           999,723               968,767
- ------------------------------------------------------------------------------------------------------------
 Long-term debt                                                            1,780,977             1,374,943
 Other non-current liabilities                                               399,868               397,873
 Deferred income taxes                                                       537,022               526,624
 Shareholders' equity:
   Common stock of $0.50 par value per share (shares outstanding at
         June 30, 1994 - 78,146,988; December 31, 1993 - 77,294,484)         525,717               508,832
   Retained earnings                                                         546,902               496,623
   Translation adjustment                                                    (13,706)              (15,274)
- ------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                        1,058,913               990,181
- ------------------------------------------------------------------------------------------------------------
                                                                         $ 4,776,503             4,258,388
============================================================================================================

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

(B)      ACQUISITIONS
         The Company completed a number of acquisitions during the second quarter of 1994 including a provider of full service truck leasing, contract maintenance, truck rental and dedicated contract carriage and a logistics management company. All acquisitions have been accounted for using the purchase method and were not material in relation to the Company's total assets. The consolidated condensed financial statements reflect the results of operations of the acquired businesses from the acquisition dates. These acquisitions resulted in goodwill of $26.4 million which is being amortized principally over 10 years. Had the acquisitions been consummated on January 1, 1993, revenue and net earnings for the six-month periods ended June 30, 1994 and 1993 would not have been materially affected.

(C)      DISCONTINUED OPERATIONS
         On December 7, 1993, the Company completed the spin off of its aviation services subsidiaries into a new public company, Aviall, Inc. Under the terms of the spin off, the Company distributed to common stockholders one share of Aviall, Inc. common stock for each four Ryder System, Inc. common shares owned. The distribution had the effect of reducing the Company's retained earnings by $314 million. Results of the Company's aviation services subsidiaries in 1993 include a one-time after tax charge of $169.4 million and have been reported as discontinued operations.

         Revenue for the three and six months ended June 30, 1993 for the discontinued aviation services subsidiaries was $288.3 million and $565.3 million, respectively.

(D)      ACCOUNTING  CHANGES
         Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." As a result, a pretax charge of $41 million ($25 million after tax) was recorded as the cumulative effect of a change in accounting principle to establish a liability for the present value of expected future benefits attributed to employees' service rendered prior to January 1, 1993. The Company also adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective January 1, 1993.

KPMG PEAT MARWICK
CERTIFIED PUBLIC ACCOUNTANTS
One Biscayne Tower                Telephone    305-358-2300
Suite 2900                        Telecopier   305-577-0544
2 South Biscayne Boulevard
Miami, FL 33131


                          Independent Auditors' Report


The Board of Directors
Ryder System, Inc.:


We have reviewed the accompanying consolidated condensed balance sheet of Ryder System, Inc. and subsidiaries as of June 30, 1994, and the related consolidated condensed statements of earnings and cash flows for the six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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


                                    KPMG PEAT MARWICK


Miami, Florida
July 21, 1994

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition --
              Three and six months ended June 30, 1994 and 1993


RESULTS OF OPERATIONS

The Company's earnings from continuing operations before income taxes were $85 million in the second quarter of 1994, compared with $70 million in last year's second quarter. Earnings from continuing operations before income taxes in the first half of 1994 were $125 million, compared with $104 million in the first half of 1993. Earnings in both the second quarter and the first half of 1994 benefited primarily from higher revenue, improved margins in both commercial and consumer truck rental, and higher gains on sales of vehicles. Also contributing to increased earnings were lower costs in Automotive Carriers primarily as a result of improved operating efficiencies and a fourth quarter 1993 organizational streamlining.

Earnings from continuing operations after taxes in the second quarter of 1994 were $50 million, or $0.64 per common share, compared with $41 million, or $0.51 per common share, in the second quarter of 1993. Earnings from continuing operations after taxes in the first half of 1994 were $74 million, or $0.94 per common share, compared with $61 million, or $0.74 per common share, in the first half of 1993. The Company's effective tax rate for continuing operations in the first half of 1994 was 41.1%, compared with 41.5% in the first half of last year. The Company reported a net loss in the second quarter of 1993 of $122 million, or $1.60 per common share, which included an after tax charge of $169 million to restructure the discontinued aviation segment which was spun off in December 1993. In the first half of 1993, the Company reported a net loss of $123 million, or $1.65 per common share, which included the aviation restructuring charge and a first quarter after tax charge of $25 million related to a change in accounting for postretirement benefits.

Revenue increased 9% and 8% in the second quarter and the first half of 1994, respectively, compared with the same periods last year. Vehicle Leasing & Services revenue increased 10% in both the second quarter and the first half of 1994 compared with the same periods in 1993. Automotive Carriers revenue was slightly higher in the second quarter and the first half of 1994 compared with last year. Operating expense increased 8% and 7% in the second quarter and first half of 1994, respectively, compared with the same periods in 1993.
These increases were due primarily to Vehicle Leasing & Services' higher revenue combined with increased reengineering, sales and marketing spending.

Depreciation expense (net of gains) in the second quarter and first half of 1994 increased 8% and 9%, respectively, compared with the same periods in 1993. A larger vehicle fleet as a result of record lease sales activity produced most of these increases. Partially offsetting these increases were higher gains on vehicle sales of $6 million and $8 million in the second quarter and first half of 1994, respectively, compared with the same periods in 1993. Higher second quarter gains resulted from both an increase in the number of vehicles sold and the average gain per vehicle while the increase in the first half was attributable to a higher average gain per vehicle sold.

Interest expense increased $4 million and $6 million in the second quarter and first half of 1994, respectively, compared with the same periods in 1993.
These increases were due primarily to higher average outstanding debt levels in 1994 resulting from the growth in lease sales and the vehicle fleet, compared with average outstanding debt relating to continuing operations in 1993.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and six months ended June 30, 1994 and 1993


VEHICLE LEASING & SERVICES

Revenue in both the second quarter and first half of 1994 increased 10% compared with the same periods in 1993. Revenue from full service truck leasing, the division's largest product line, increased 3% in both the second quarter and first half of 1994, compared with the same periods last year. Revenue benefited from an increase in lease sales partially offset by lower prices on new leases compared with prices on those expiring. Revenue from commercial truck rental increased 21% and 20% in the second quarter and first half of 1994, respectively, compared with the same periods in 1993, reflecting higher demand in both periods. Revenue from consumer truck rental increased 21% in both the second quarter and first half of 1994 compared with the same periods last year, primarily resulting from higher demand for local and long-distance rentals. To satisfy the higher demand, the Company increased the fleet size in both rental product lines in the first six months of 1994 over 1993 levels. Dedicated logistics revenue increased 16% and 13% in the second quarter and first half of 1994, respectively, compared with the same periods last year due to higher levels of new business sales made. Revenue from the division's public transportation services businesses increased 4% in both the second quarter and first half of 1994 compared with the same periods last year, due primarily to several new student transportation contracts.

Vehicle Leasing & Services earned pretax profits of $74 million in the second quarter of 1994 compared with $65 million in the second quarter of 1993. For the six months ended June 30, 1994, pretax earnings were $111 million compared with $99 million last year. Margin (revenue less direct operating expenses, depreciation and interest expense) and margin as a percentage of revenue for full service truck leasing were slightly lower in the second quarter and first half of 1994 compared with the same periods last year. Margins in both 1994 periods were impacted by lower new lease prices combined with an increase in interest expense. Margin and margin as a percentage of revenue for commercial and consumer truck rental increased in both the second quarter and first half of 1994 compared with the same periods last year, reflecting greater demand, a larger fleet and higher fleet utilization. Dedicated logistics margin dollars increased during the second quarter and first half of 1994 compared with the same periods last year due to higher revenue; margin as a percentage of revenue was relatively unchanged in the same periods. For the division as a whole, higher overall margin dollars combined with higher vehicle gains in both 1994 periods were partially offset by continued investments in reengineering, sales and marketing programs, and other systems and logistics technology activity.

AUTOMOTIVE CARRIERS

Revenue in both the second quarter and first half of 1994 was slightly higher than last year's second quarter and first half. Revenue for both periods in 1994 reflects an increase in the number of units shipped, offset by a decline in the average length of haul. The division's 1994 shipments of General Motors vehicles were lower in both the second quarter and first six months of 1994 compared with the same periods in 1993, primarily as a result of extended model changeover periods. However, this decrease was more than offset by increases in the number of vehicles shipped for other manufacturers of 15% and 14% in the second quarter and first half of 1994, respectively, resulting from an increase in automobile sales.

Automotive Carriers pretax earnings were $17 million in the second quarter of 1994, compared with $12 million in the prior year's second quarter. For the six months ended June 30, 1994, pretax earnings were $25 million compared with $16 million in the first half of last year. Pretax earnings benefited primarily from improved operating efficiencies, a fourth quarter 1993 organizational streamlining and lower depreciation expense resulting from an increase in the average age of the fleet. Earnings in the second half of 1994 will be somewhat impacted by an increase in Teamsters wage and benefit costs which became effective June 1, 1994.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and six months ended June 30, 1994 and 1993


OTHER

Other, which is comprised primarily of corporate administrative costs, reported losses in the second quarter and first half of 1994 of $6 million and $11 million, respectively, compared with losses of $8 million and $12 million in the same periods last year.

LIQUIDITY AND CAPITAL RESOURCES

Total capital expenditures in the first half of 1994 were $850 million, compared with $651 million in the first half of 1993. Capital expenditures for full service truck leasing and commercial truck rental increased $133 million and $40 million, respectively, in the first half of 1994 compared with the first half of 1993, due primarily to higher lease sales and an effort to increase market share within certain rental market segments. Consumer truck rental capital expenditures decreased $15 million in the first half of 1994 compared with last year due to higher levels of spending in 1993 as a result of a different level of fleet replacement. Capital expenditures in Automotive Carriers declined $11 million in the first half of 1994 compared with the same period last year reflecting the timing of fleet purchases. Capital expenditures in all other product lines increased $52 million in the first half of 1994 compared with the first half of 1993 reflecting higher expenditures on revenue earning equipment in the Company's public transportation services businesses and increased expenditures on operating property, primarily relating to reengineering and systems initiatives, and facilities improvements.

During the second quarter of 1994, the Company made expenditures of $73 million on strategic acquisitions including substantially all the assets of LogiCorp, Inc., a logistics management company, and Lend Lease Trucks Inc., a provider of full service truck leasing, contract maintenance, truck rental and dedicated contract carriage. The Company will continue to evaluate strategic acquisition opportunities as a means of strengthening its core businesses.

Cash flow from operating activities in the first six months of 1994 was $326 million, compared with $378 million in the same period last year. The decrease resulted primarily from an increase in several working capital items partially offset by improved earnings and an increase in depreciation expense. The most significant working capital change impacting comparisons was an increase in receivables. Higher receivables in 1994 resulted from an increase in revenue combined with the impact of a reduction in the outstanding balance of receivables sold on a revolving basis. Cash flow from continuing operating activities plus asset sales as a percentage of capital expenditures was 55% in the first half of 1994, compared with 77% in the same period last year. This percentage declined as a result of changes in working capital requirements and the strategic timing of capital expenditures, but is likely to increase in the remainder of 1994.

Total debt at June 30, 1994 was $1.9 billion, compared with $1.5 billion at December 31, 1993. During the first six months of 1994, the Company issued $211 million of medium-term unsecured notes and made $85 million of scheduled unsecured note payments. U.S. commercial paper outstanding at the end of the second quarter of 1994 was $307 million, compared with $84 million at December 31, 1993. The Company's debt to equity ratio at June 30, 1994, was 179%, compared with 155% at December 31, 1993. As part of its financing program, the Company periodically enters into sale and leaseback agreements for revenue earning equipment which are accounted for as operating leases. Proceeds from sale-leaseback transactions were $100 million during the first six months of 1994. The Company did not enter into any sale-leaseback transactions during 1993. The Company had interest rate swap agreements outstanding at June 30, 1994 and December 31, 1993 with aggregate notional amounts of $676 million and $315 million, respectively. At June 30, 1994, interest rate cap agreements with aggregate notional amounts totaling $350 million were outstanding. These instruments have been assigned to specific financial obligations and amounts to be paid or received under the agreements are recognized over the terms of the agreements as adjustments to earnings. The Company enters into these agreements to manage its third party interest rate exposure. None of the Company's derivative financial instruments are leveraged or held for trading purposes.

The Company had contractual lines of credit totaling $694 million at June 30, 1994, of which $375 million was available. Also, at June 30, 1994, the Company had $660 million of debt securities available under a shelf registration filed in 1992.

 Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) - -
          Three and six months ended June 30, 1994 and 1993

 SELECTED FINANCIAL AND OPERATIONAL DATA
 (Dollars in thousands)

                                                      Second Quarter           Six Months
                                                   ---------------------  ----------------------
                                                         1994      1993        1994        1993
- ------------------------------------------------------------------------------------------------
 VEHICLE LEASING & SERVICES
 Revenue:
   Full service lease and programmed maintenance   $  456,405   441,598     901,245     873,713
   Commercial and consumer rental                     288,423   238,622     515,510     426,477
   Dedicated logistics                                165,503   142,822     314,020     278,156
   Other                                              153,018   142,694     306,373     283,851
   Eliminations                                       (60,085)  (56,088)   (116,635)   (108,297)
                                                   ----------  --------  ----------  ----------
     Total                                          1,003,264   909,648   1,920,513   1,753,900

 Operating expense                                    753,923   687,980   1,470,261   1,348,715
 Depreciation expense                                 155,704   136,931     303,844     269,601
 Gains on sale of revenue earning equipment           (18,551)  (12,741)    (36,222)    (28,254)
 Interest expense                                      37,365    32,366      70,547      64,201
 Miscellaneous expense (income)                         1,304      (208)      1,305         159
                                                   ----------  --------  ----------  ----------
 Earnings before income taxes                      $   73,519    65,320     110,778      99,478
                                                   ==========  ========  ==========  ==========
 Fleet size (owned and leased):
   Full service lease                                                        80,794      73,744
   Commercial and consumer rental                                            75,252      67,395
 Buses operated or managed                                                   12,200      12,068
 Ryder Truck Rental service locations                                         1,065         972
- ------------------------------------------------------------------------------------------------
 AUTOMOTIVE CARRIERS
 Revenue                                           $  177,328   174,661     335,834     334,277
                                                   ==========  ========  ==========  ==========
 Earnings before income taxes                      $   17,037    12,059      25,217      16,158
                                                   ==========  ========  ==========  ==========
 Total units transported (000)                          1,708     1,623       3,212       3,072
 Total miles traveled (000)                            64,380    65,258     121,864     125,059
 Auto transports:
   Owned and leased                                                           3,916       4,250
   Owner-operators                                                              527         493
 Locations                                                                       88          91
- ------------------------------------------------------------------------------------------------

                          PART II.  OTHER INFORMATION



Item 6.          Exhibits and Reports on Form 8-K:


         (a)     Exhibits

                 (11)     Statement re computation of per share earnings.

                 (15)     Letter re unaudited interim financial statements.

         (b)     Form 8-K

                 No Reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RYDER SYSTEM, INC.
                                        (Registrant)


Date: August 12, l994                   /s/ Edwin A. Huston
                                        ----------------------------------------
                                        Edwin A. Huston
                                        Senior Executive Vice President-Finance
                                        and Chief Financial Officer
                                        (Principal Financial Officer)


Date: August 12, l994                   /s/ Anthony G. Tegnelia
                                        ----------------------------------------
                                        Anthony G. Tegnelia
                                        Senior Vice President
                                        and Controller (Principal
                                        Accounting Officer)