Form 10-Q
period 1994-09-30
RYDER SYSTEM INC
filed 1994-11-14
CIK 85961

- --------------------------------------------------------------------------------

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------

Commission File No. 1-4364

                   ----------------------------------------

                              RYDER SYSTEM, INC.
                           (a Florida corporation)

                            3600 N.W. 82nd Avenue
                             Miami, Florida 33166

                           Telephone (305) 593-3726

                I.R.S. Employer Identification No. 59-0739250

                   ----------------------------------------

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

Ryder System, Inc. (the "Registrant" or the "Company") had 78,756,203 shares of common stock ($0.50 par value per share) outstanding as of October 31, 1994.

- --------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements



CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
Ryder System, Inc. and Consolidated Subsidiaries


- ----------------------------------------------------------------------------------------------------------------------
Periods ended September 30, 1994 and 1993                                   Third Quarter              Nine Months
                                                                     -------------------------   ---------------------
(In thousands, except per share amounts)                                  1994        1993         1994        1993
- ----------------------------------------------------------------------------------------------------------------------
REVENUE                                                              $   1,194,675   1,043,495    3,442,851  3,123,385
- ----------------------------------------------------------------------------------------------------------------------
Operating expense                                                          930,047     816,581    2,698,326  2,467,403
Depreciation expense, net of gains (quarter, 1994 - $16,696,
   1993 - $12,752; nine months, 1994 - $53,285, 1993 - $41,116)            153,950     137,843      440,443    401,156
Interest expense                                                            38,069      31,579      105,648     93,638
Miscellaneous expense                                                        1,411         805        2,375        740
- ----------------------------------------------------------------------------------------------------------------------
                                                                         1,123,477     986,808    3,246,792  2,962,937
- ----------------------------------------------------------------------------------------------------------------------
   Earnings from continuing operations before income taxes                  71,198      56,687      196,059    160,448
Provision for income taxes                                                  29,241      33,199       80,522     76,270
- ----------------------------------------------------------------------------------------------------------------------
   Earnings from continuing operations                                      41,957      23,488      115,537     84,178
Earnings (loss) from discontinued operations                                    -        4,295           -    (154,363)
- ----------------------------------------------------------------------------------------------------------------------
   Earnings (loss) before cumulative effect of change
    in accounting                                                           41,957      27,783      115,537    (70,185)
Cumulative effect of change in accounting                                       -           -            -     (25,433)
- ----------------------------------------------------------------------------------------------------------------------
NET EARNINGS (LOSS)                                                         41,957      27,783      115,537    (95,618)
Preferred dividend requirements                                                 -           -            -       3,617
- ----------------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) APPLICABLE TO COMMON SHARES                          $      41,957      27,783      115,537    (99,235)
======================================================================================================================
Earnings (loss) per common share:
   Continuing operations                                             $        0.53        0.30         1.47       1.04
   Discontinued operations                                                      -         0.06           -       (1.99)
   Cumulative effect of change in accounting                                    -           -            -       (0.33)
- ----------------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) PER COMMON SHARE                                     $        0.53        0.36         1.47      (1.28)
- ----------------------------------------------------------------------------------------------------------------------
Cash dividends per common share                                      $        0.15        0.15         0.45       0.45
- ----------------------------------------------------------------------------------------------------------------------
Average common and common equivalent shares                                 79,177      77,959       78,669     77,392
======================================================================================================================


See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Ryder System, Inc. and Consolidated Subsidiaries


- ------------------------------------------------------------------------------------
Nine months ended September 30, 1994 and 1993
(In thousands)                                                   1994        1993
- ------------------------------------------------------------------------------------
CONTINUING OPERATIONS
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Earnings from continuing operations                       $      115,537    84,178
  Depreciation expense, net of gains                               440,443   401,156
  Deferred income taxes                                             36,957    31,761
  Decrease (increase) in working capital items                     (71,099)   30,381
  Other, net                                                        23,823    15,830
- ------------------------------------------------------------------------------------
                                                                   545,661   563,306
- ------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt proceeds                                                    479,103   473,568
  Debt repaid, including capital lease obligations                (143,222) (231,337)
  Preferred stock redeemed                                              -   (100,000)
  Common stock issued                                               27,389    29,394
  Dividends on common and preferred stock                          (35,112)  (39,215)
- ------------------------------------------------------------------------------------
                                                                   328,158   132,410
- ------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and revenue earning equipment           (1,301,318) (925,803)
  Sales of property and revenue earning equipment                  198,377   171,963
  Sale and leaseback of revenue earning equipment                  300,000        -
  Acquisitions, net of cash acquired                               (94,664)       -
  Other, net                                                        28,993    28,155
- ------------------------------------------------------------------------------------
                                                                  (868,612) (725,685)
- ------------------------------------------------------------------------------------
NET CASH FLOWS FROM CONTINUING OPERATIONS                            5,207   (29,969)
NET CASH FLOWS FROM DISCONTINUED OPERATIONS                             -     35,097
- ------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                5,207     5,128
Cash and cash equivalents at January 1                              56,691    50,747
- ------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                   $       61,898    55,875
====================================================================================


See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Ryder System, Inc. and Consolidated Subsidiaries


- ------------------------------------------------------------------------------------------------------
                                                                            September 30,  December 31,
(Dollars in thousands, except per share amounts)                                    1994          1993
- ------------------------------------------------------------------------------------------------------
ASSETS
  Current assets:
  Cash and cash equivalents                                               $       61,898        56,691
  Receivables                                                                    320,693       197,956
  Inventories                                                                     53,612        52,963
  Tires in service                                                               159,079       144,488
  Deferred income taxes                                                           53,196        60,326
  Prepaid expenses and other current assets                                      105,295        89,020
- ------------------------------------------------------------------------------------------------------
        Total current assets                                                     753,773       601,444
- ------------------------------------------------------------------------------------------------------
Revenue earning equipment                                                      5,222,114     4,784,122
  Less accumulated depreciation                                               (2,190,600)   (2,108,075)
- ------------------------------------------------------------------------------------------------------
        Net revenue earning equipment                                          3,031,514     2,676,047
- ------------------------------------------------------------------------------------------------------
Operating property and equipment                                               1,001,873       913,421
  Less accumulated depreciation                                                 (437,850)     (402,932)
- ------------------------------------------------------------------------------------------------------
        Net operating property and equipment                                     564,023       510,489
- ------------------------------------------------------------------------------------------------------
Direct financing leases and other assets                                         212,379       223,374
Intangible assets and deferred charges                                           266,047       247,034
- ------------------------------------------------------------------------------------------------------
                                                                          $    4,827,736     4,258,388
- ------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                       $       84,786       156,503
  Accounts payable                                                               382,323       297,282
  Accrued expenses                                                               523,893       514,982
- ------------------------------------------------------------------------------------------------------
        Total current liabilities                                                991,002       968,767
- ------------------------------------------------------------------------------------------------------
Long-term debt                                                                 1,765,198     1,374,943
Other non-current liabilities                                                    411,416       397,873
Deferred income taxes                                                            553,738       526,624
Shareholders' equity:
  Common stock of $0.50 par value per share (shares outstanding at
    September 30, 1994 - 78,747,842; December 31, 1993 - 77,294,484)             538,541       508,832
  Retained earnings                                                              577,048       496,623
  Translation adjustment                                                          (9,207)      (15,274)
- ------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                             1,106,382       990,181
- ------------------------------------------------------------------------------------------------------
                                                                          $    4,827,736     4,258,388
======================================================================================================


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


(B) ACQUISITIONS
    The Company completed a number of acquisitions during the first nine months of 1994 including a logistics management company and two providers of full service truck leasing, one in the U.S. and one in the United Kingdom. All acquisitions have been accounted for using the purchase method and were not material in relation to the Company's total assets. The consolidated condensed financial statements reflect the results of operations of the
    acquired businesses from the acquisition dates.   These acquisitions
    resulted in goodwill of $26.3 million which is being amortized principally over 10 years. Had the acquisitions been consummated on January 1, 1993, revenue and net earnings for the nine-month periods ended September 30, 1994 and 1993 would not have been materially affected.


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

    Revenue for the three and nine months ended September 30, 1993 for the discontinued aviation services subsidiaries was $288.3 million and $853.6 million, respectively.


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


(E) INCREASE IN THE CORPORATE FEDERAL INCOME TAX RATE
    On August 10, 1993, legislation was enacted which increased the corporate federal income tax rate from 34% to 35%, retroactive to January 1, 1993. The increased tax expense from the new legislation recorded in the third quarter of 1993 totaled $9.4 million ($0.12 per common share), with $7.8 million relating to a one-time adjustment to accumulated deferred income tax balances.

KPMG PEAT MARWICK LLP
CERTIFIED PUBLIC ACCOUNTANTS
One Biscayne Tower                Telephone        305-358-2300
Suite 2900                        Telecopier       305-577-0544
2 South Biscayne Boulevard
Miami, FL 33131



                     Independent Auditors' Review Report


The Board of Directors and Shareholders
Ryder System, Inc.:


We have reviewed the consolidated condensed balance sheet of Ryder System, Inc. and subsidiaries as of September 30, 1994, the consolidated condensed statements of earnings for the three- and nine-month periods ended September 30, 1994 and 1993, and the consolidated condensed statements of cash flows for the nine-month periods ended September 30, 1994 and 1993. These consolidated condensed financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

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

As discussed in the notes to the consolidated condensed financial statements, Ryder System, Inc. and subsidiaries changed its method of accounting for income taxes and for postretirement benefits other than pensions in 1993.


                            KPMG PEAT MARWICK LLP


Miami, Florida
October 19, 1994

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition --
             Three and nine months ended September 30, 1994 and 1993





RESULTS OF OPERATIONS


The Company's earnings from continuing operations before income taxes were $71 million in the third quarter of 1994, compared with $57 million in last year's third quarter. Earnings from continuing operations before income taxes in the first nine months of 1994 were $196 million, compared with $160 million in the first nine months of 1993. Earnings in both the third quarter and the first nine months of 1994 benefited primarily from higher revenue, improved margins in both commercial and consumer truck rental, and higher gains on sales of vehicles. Higher vehicle shipments and improved operating efficiencies in Automotive Carriers also contributed to the increase in earnings.

Earnings from continuing operations after taxes in the third quarter of 1994 were $42 million, or $0.53 per common share, compared with $23 million, or $0.30 per common share, in the third quarter of 1993. The 1993 quarter included the impact of an increase in the corporate federal income tax rate from 34% to 35%, retroactive to January 1, 1993, which resulted in additional tax expense of $9 million, or $0.12 per common share, of which $8 million related to a one-time adjustment to accumulated deferred income tax balances. Earnings from continuing operations after taxes in the first nine months of 1994 were $116 million, or $1.47 per common share, compared with $84 million, or $1.04 per common share, in the first nine months of 1993. The Company's effective tax rate for continuing operations was 41.1% in the first nine months of 1994 compared with 47.5% in the same period last year. The change was due primarily to the impact of the 1993 corporate federal income tax rate increase. The Company reported a net loss in the first nine months of 1993 of $96 million, or $1.28 per common share, which included a first quarter after tax charge of $25 million related to a change in accounting for postretirement benefits, a second quarter after tax charge of $169 million to restructure the discontinued aviation segment, which was spun off in December 1993, and the third quarter income tax adjustment.

In the third quarter of 1994 the Company experienced accelerated revenue growth in each of its major product lines compared with the first half of the year. Revenue increased 14% and 10% in the third quarter and the first nine months of 1994, respectively, compared with the same periods last year. In Vehicle Leasing & Services, revenue increased 16% and 12% in the third quarter and first nine months of 1994, respectively, compared with the same periods last year while Automotive Carriers revenue increased 6% and 2% in the same periods. Operating expense increased 14% and 9% in the third quarter and first nine months of 1994, respectively, compared with the same periods in 1993 due primarily to higher revenue combined with increased dedicated logistics operating costs and higher spending on sales and marketing and reengineering programs.

Depreciation expense (net of gains) in the third quarter and first nine months of 1994 increased 12% and 10%, respectively, compared with the same periods in 1993. A larger vehicle fleet as a result of strong lease sales and rental fleet expansion in selected markets produced most of these increases. These increases in depreciation expense were partially offset by gains on vehicle sales, which increased $4 million and $12 million in the third quarter and first nine months of 1994, respectively, compared with the same periods in 1993. Higher third quarter and nine month gains resulted from increases in the average gain per vehicle and number of vehicles sold.

Interest expense increased $6 million and $12 million in the third quarter and first nine months of 1994, respectively, compared with the same periods in 1993. The increases in both 1994 periods were due primarily to higher average outstanding debt levels in 1994, resulting from the growth in the vehicle fleet, compared with average outstanding debt relating to continuing operations in 1993. Higher interest rates on the Company's debt in the third quarter of 1994 also contributed to the increase.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
             Three and nine months ended September 30, 1994 and 1993





In June 1993, the Financial Accounting Standards Board issued Statement No. 116, "Accounting for Contributions Received and Contributions Made." The statement, which is effective for fiscal years beginning after December 15, 1994, requires that promises to make contributions be recognized in the financial statements as an expense and a liability when a promise is made. Currently, contributions are recognized as an expense in the period made. The Company estimates that the adoption of the statement in the first quarter of 1995 will result in an after tax charge to earnings of approximately $6 million, or $0.08 per common share, to record the cumulative effect of the change in accounting.

VEHICLE LEASING & SERVICES

Revenue increased 16% and 12% in the third quarter and first nine months of 1994, respectively, compared with the same periods in 1993. Revenue from full service truck leasing, the division's largest product line, increased 11% in the third quarter and 6% in the first nine months of 1994 compared with the same periods last year. Revenue benefited from an increase in new lease sales combined with the impact of two acquisitions made in mid-1994. Revenue from commercial truck rental increased 24% and 22% in the third quarter and first nine months of 1994, respectively, compared with the same periods in 1993, reflecting higher demand in both periods. Revenue from consumer truck rental increased 18% in the third quarter and 20% in the first nine months of 1994 compared with the same periods last year, primarily as a result of higher demand for both local and long-distance rentals. To satisfy the higher demand, the Company increased the fleet size in both rental product lines in the first nine months of 1994 over 1993 levels. Both rental product lines continue to benefit from the effects of strong economic conditions within the U.S. Dedicated logistics revenue increased 26% and 17% in the third quarter and first nine months of 1994, respectively, compared with the same periods last year due to higher levels of new business sales made to both existing and new customers. Revenue from the division's public transportation services businesses increased 7% in the third quarter and 5% in the first nine months of 1994 compared with the same periods last year, due primarily to several new student transportation contracts.

Vehicle Leasing & Services earned pretax profits of $68 million in the third quarter of 1994 compared with $59 million in the third quarter of 1993. For the nine months ended September 30, 1994, pretax earnings were $179 million compared with $158 million last year. Margin (revenue less direct operating expenses, depreciation and interest expense) for full service truck leasing was higher in the third quarter and slightly higher in the first nine months of 1994 compared with the same periods last year as a result of higher revenue. However, margin as a percentage of revenue declined in both 1994 periods as a result of lower prices on new leases compared with prices on those expiring, combined with higher interest expense. Margin and margin as a percentage of revenue for commercial and consumer truck rental increased in both the third quarter and first nine months of 1994 compared with the same periods last year, reflecting higher fleet utilization and a larger fleet. Consumer truck rental margin was also affected by lower maintenance costs as a percentage of revenue, largely as a result of a newer fleet and a change in the fleet mix, somewhat offset by higher vehicle liability expense. Dedicated logistics margin dollars increased slightly during the third quarter and first nine months of 1994 compared with the same periods last year while margin as a percentage of revenue was lower in both 1994 periods. Dedicated logistics margins were impacted by higher operating costs on existing contracts combined with new business start-up costs. Third quarter and year-to-date margins for the division's public transportation services were higher compared with the same periods in 1993 due to higher revenues.

For the division as a whole, pretax profits in both 1994 periods benefited from higher overall margin dollars and increased vehicle gains, partially offset by higher strategic spending on sales and marketing, reengineering, and logistics and other systems technology. The division has made a significant investment in these strategic initiatives over the past two years, particularly in its commercial leasing and logistics businesses. In fact, within dedicated logistics, strategic spending in these areas more than offset margin growth in both 1994 periods. These strategic spending initiatives are expected to continue to have an impact, particularly within dedicated logistics, as the Company strives to stimulate growth and make its operations more customer responsive and efficient in the future.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
             Three and nine months ended September 30, 1994 and 1993





AUTOMOTIVE CARRIERS

Revenue in the third quarter and first nine months of 1994 increased 6% and 2%, respectively, compared with last year's third quarter and first nine months. Higher revenue for both periods in 1994 reflects an increase in the number of units shipped, somewhat offset by a decline in the average length of haul. Shipments of General Motors vehicles were higher in the third quarter and about the same in the first nine months of 1994 compared with the same periods last year. The number of vehicles shipped for other manufacturers was 17% and 15% higher in the third quarter and first nine months of 1994, respectively, compared with last year. The overall increase in vehicles shipped in 1994 was a result of higher vehicle production in North America.

Automotive Carriers pretax earnings were $10 million in the third quarter of 1994, compared with $5 million in the third quarter of 1993. For the nine months ended September 30, 1994, pretax earnings were $35 million compared with $21 million in the first nine months of last year. Pretax earnings benefited primarily from higher revenue, improved operating efficiencies, a fourth quarter 1993 organizational streamlining and lower depreciation expense resulting from an increase in the age of the fleet.


OTHER

Other, which is comprised primarily of corporate administrative costs, reported net expenses in the third quarter and first nine months of 1994 of $6 million and $18 million, respectively, compared with net expenses of $7 million and $19 million in the same periods last year.



LIQUIDITY AND CAPITAL RESOURCES

Total capital expenditures in the first nine months of 1994 were $1.3 billion, compared with $926 million in the first nine months of 1993. Capital expenditures for full service truck leasing and commercial truck rental increased $245 million and $71 million, respectively, in the first nine months of 1994 compared with the same period last year due primarily to higher new lease sales and a strategy to expand within certain rental market segments. Consumer truck rental capital expenditures decreased $18 million in the first nine months of 1994 compared with last year as a result of the planned timing of the consumer fleet replacement program in 1993. Capital expenditures in all other product lines (including expenditures on operating property and equipment) increased $78 million in the first nine months of 1994 compared with the first nine months of 1993, reflecting higher expenditures on revenue earning equipment in the Company's public transportation services businesses and increased expenditures on facilities and systems technology and development.

During the first nine months of 1994, the Company made expenditures of $95 million on strategic acquisitions including substantially all the assets of LogiCorp, Inc., a logistics management company, Lend Lease Trucks Inc., a provider of full service truck leasing, contract maintenance, truck rental and dedicated contract carriage in the U.S., and Unilink Contract Hire Limited, a provider of full service truck leasing and truck rental in the United Kingdom. The Company will continue to evaluate strategic acquisition opportunities as a means of strengthening its core businesses.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
             Three and nine months ended September 30, 1994 and 1993





Cash flow from operating activities in the first nine months of 1994 was $546 million, compared with $563 million in the same period last year. The decrease in cash flow resulted primarily from an increase in several working capital items, partially offset by improved earnings and an increase in depreciation expense. The most significant working capital change impacting comparisons was an increase in receivables primarily as a result of an increase in revenue. Cash flow from continuing operating activities plus asset sales as a percentage of capital expenditures was 57% in the first nine months of 1994, compared with 79% in the same period last year. The decrease in the percentage for the first nine months of 1994 was due to a significant increase in capital expenditures required primarily as a result of higher new lease sales.

Total debt at September 30, 1994 was $1.8 billion, compared with $1.5 billion at December 31, 1993. During the first nine months of 1994, the Company issued $247 million of medium-term unsecured notes and made $118 million of scheduled unsecured note payments. U.S. commercial paper outstanding at the end of the third quarter of 1994 was $227 million, compared with $84 million at December 31, 1993. The Company's debt to equity ratio at September 30, 1994, was 167%, compared with 155% at December 31, 1993. As part of its financing program, the Company periodically enters into sale and leaseback agreements for revenue earning equipment that are accounted for as operating leases. Proceeds from sale-leaseback transactions were $300 million during the first nine months of 1994. The Company did not enter into any sale-leaseback transactions during 1993. The Company had interest rate swap agreements outstanding at September 30, 1994 and December 31, 1993 with aggregate notional amounts of $717 million and $315 million, respectively. At September 30, 1994, interest rate cap agreements with aggregate notional amounts totaling $350 million were outstanding. These instruments have been assigned to specific financial obligations and amounts to be paid or received under the agreements are recognized over the terms of the agreements as adjustments to earnings. The Company enters into these agreements to manage its third party interest rate exposure. None of the Company's derivative financial instruments are leveraged or held for trading purposes.

The Company had contractual lines of credit totaling $693 million at September 30, 1994, of which $427 million was available. Also, at September 30, 1994, the Company had $624 million of debt securities available under a shelf registration filed in 1992.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) - -
         Three and nine months ended September 30, 1994 and 1993


SELECTED FINANCIAL AND OPERATIONAL DATA
(Dollars in thousands)

                                                                               Third Quarter              Nine Months
                                                                         -----------------------   ---------------------------
                                                                            1994         1993          1994         1993
- ------------------------------------------------------------------------------------------------------------------------------
VEHICLE LEASING & SERVICES
Revenue:
  Full service lease and programmed maintenance                          $   477,426     429,231      1,378,671     1,302,944
  Commercial and consumer rental                                             329,083     272,495        844,593       698,972
  Dedicated logistics                                                        181,038     143,460        495,058       421,616
  Other                                                                      132,535     119,550        438,908       403,401
  Eliminations                                                               (62,337)    (51,467)      (178,972)     (159,764)
                                                                         -----------    --------      ---------     ---------
    Total                                                                  1,057,745     913,269      2,978,258     2,667,169

Operating expense                                                            802,489     692,378      2,272,750     2,041,093
Depreciation expense                                                         162,651     141,778        466,495       411,379
Gains on sale of revenue earning equipment                                   (16,520)    (12,683)       (52,742)      (40,937)
Interest expense                                                              39,552      31,971        110,099        96,172
Miscellaneous expense                                                          1,572         916          2,877         1,075
                                                                         -----------    --------      ---------     ---------
Earnings before income taxes                                             $    68,001      58,909        178,779       158,387
                                                                         ===========    ========      =========     =========

Fleet size (owned and leased):
  Full service lease                                                                                     85,237        75,983
  Commercial and consumer rental                                                                         76,763        67,781
Buses operated or managed                                                                                12,558        12,091
Ryder Truck Rental service locations                                                                      1,080           971

- ------------------------------------------------------------------------------------------------------------------------------
AUTOMOTIVE CARRIERS
Revenue                                                                  $   141,535     132,900        477,369       467,177
                                                                         ===========    ========      =========     =========

Earnings before income taxes                                             $     9,646       5,156         34,863        21,314
                                                                         ===========    ========      =========     =========

Total units transported (000)                                                  1,413       1,253          4,625         4,325
Total miles traveled (000)                                                    54,102      50,921        175,966       175,980
Auto transports:
  Owned and leased                                                                                        3,826         4,202
  Owner-operators                                                                                           507           487
Locations                                                                                                    91            90
- ------------------------------------------------------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RYDER SYSTEM, INC.
                                   (Registrant)


Date: November 14, 1994            /s/ Edwin A. Huston
                                   -------------------------------------
                                   Edwin A. Huston
                                   Senior Executive Vice President-Finance
                                   and Chief Financial Officer
                                   (Principal Financial Officer)


Date: November 14, 1994            /s/ Anthony G. Tegnelia
                                   -----------------------------------
                                   Anthony G. Tegnelia
                                   Senior Vice President
                                   and Controller (Principal
                                   Accounting Officer)

                          PART II.  OTHER INFORMATION



Item 6.                    Exhibits and Reports on Form 8-K:
- ------


                           (a)      Exhibits
                                    --------

                                    (11)    Statement re computation of per share earnings.

                                    (15)    Letter re unaudited interim financial statements.

                                    (27)    Financial Data Schedule  (for SEC use only)

                           (b)      Form 8-K
                                    --------

                                    No Reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1994.