Form 10-K405
RYDER SYSTEM INC
filed 1995-03-29
CIK 85961

================================================================================

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

        [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                      OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES ACT OF 1934 (NO FEE REQUIRED)
         FOR THE TRANSITION PERIOD FROM                 TO
                                        --------------     -------------

                         Commission file number 1-4364

                               RYDER SYSTEM, INC.
             (Exact name of registrant as specified in its charter)

      FLORIDA                                             59-0739250
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                      Identification No.)

      3600 N.W. 82 AVENUE, MIAMI, FLORIDA  33166          (305) 593-3726
      (Address of principal executive                     (Telephone number
      offices including zip code)                         including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: YES  X     NO
                                              ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ X ]
                               ---

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold as of January 31, 1995, was $1,697,753,340. The number of shares of Ryder System, Inc. Common Stock ($.50 par value) outstanding as of January 31, 1995, was 78,766,628.

       Documents Incorporated by                     Part of Form 10-K into which
       Reference into this Report                    Document is Incorporated
       --------------------------                    ----------------------------
       Ryder System, Inc. 1994 Annual                Parts I, II and IV
       Report to Shareholders*

       Ryder System, Inc. 1995 Proxy                 Part III
       Statement

            *The Ryder System, Inc. 1994 Annual Report to Shareholders is incorporated herein only to the extent specifically stated.

================================================================================

                           [Cover page 1 of 3 pages]

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class of securities                                Exchange on which registered
---------------------------------                                ----------------------------
Ryder System, Inc. Common Stock                                  New York Stock Exchange
       ($.50 par value) and Preferred                            Pacific Stock Exchange
       Share Purchase Rights                                     Chicago Stock Exchange
       (the Rights are not currently
       exercisable or transferable
       apart from the Common Stock)

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


                           [Cover page 2 of 3 pages]

Title of each class of securities                                Exchange on which registered
---------------------------------                                ----------------------------
Ryder System, Inc. Medium-Term Notes,                            None
Series 7, due from 9 months to
30 years from date of issue at
rate based on market rates at time
of issuance

Ryder System, Inc. Medium-Term Notes,                            None
Series 8, due from 9 months to
30 years from date of issue at
rate based on market rates at time
of issuance

Ryder System, Inc. Medium-Term Notes,                            None
Series 9, due from 9 months to
30 years from date of issue at
rate based on market rates at time
of issuance

Ryder System, Inc. Medium-Term Notes,                            None
Series 10, due from 9 months to
30 years from date of issue at
rate based on market rates at time
of issuance

Ryder System, Inc. Medium-Term Notes,                            None
Series 11, due from 9 months to
30 years from date of issue at
rate based on market rates at time
of issuance



SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:      None


                           [Cover page 3 of 3 pages]

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

                                     PART I

                               ITEM 1.  BUSINESS

General

Ryder System, Inc. ("the Company") was incorporated in Florida in 1955.
Through its subsidiaries, the Company engages primarily in the following businesses: 1) full service leasing and short-term rental of trucks, tractors, and trailers; 2) dedicated logistics services; 3) public transit management and student transportation; and 4) transportation of new automobiles and trucks. The Company's main operating segments are Vehicle Leasing & Services and Automotive Carriers. General Motors Corporation ("GM") is the largest single customer of the Company, accounting for approximately 10%, 11%, and 12% of consolidated revenue of the Company in 1994, 1993 and 1992, respectively.

At December 31, 1994, the Company and its subsidiaries had a fleet of 188,831 vehicles and 43,095 employees.(1)

Segment Information

Financial information about industry segments is incorporated by reference from the table "Selected Financial and Operational Data" on page 32, and "Notes to Consolidated Financial Statements - Segment Information" on page 46, of the Ryder System, Inc. 1994 Annual Report to Shareholders.

Vehicle Leasing & Services

The Vehicle Leasing & Services Division, comprised of Ryder Truck Rental, Inc. ("RTR"), Ryder Dedicated Logistics, Inc., and the Ryder Public Transportation Services group of companies, engages in a variety of highway transportation services including full service truck leasing, dedicated logistics services, commercial and consumer truck rental, truck maintenance, student transportation, and public transit management, operations and maintenance.

As of December 31, 1994, the Vehicle Leasing & Services Division had 179,725 vehicles and 36,929 employees, excluding reimbursed public transit and leased personnel. Full service truck leasing was provided to more than 12,300 customers (ranging from small companies to large national enterprises), with a fleet of 83,100 vehicles (including 10,480 vehicles leased to affiliates), through 1,008 locations in 49 states, Puerto Rico, and 8 Canadian provinces. Under full service leases, RTR (as Ryder Commercial Leasing & Services) provides customers with the vehicles, maintenance, supplies and equipment necessary for operation, while the customers furnish drivers and dispatch and exercise control over the vehicles. A fleet of 73,265 vehicles, ranging from heavy-duty tractors and trailers to light trucks, is available for short-term rental from over 4,800 Division locations and independent dealers in 49 states and Canada. Short-term truck rental, which tends to be seasonal, is used by commercial customers to supplement their fleets during peak business seasons. Additionally, RTR (as Ryder Consumer Truck Rental) serves the short-term consumer truck rental market, which also tends to be seasonal and is principally used by consumers for moving household goods. At December 31, 1994, RTR was servicing 32,163 vehicles (including 7,877 vehicles of affiliates) under Ryder Programmed Maintenance, which provides essentially the same maintenance services for customer-owned vehicles as are provided through full service truck leasing.

Through Ryder Dedicated Logistics, Inc. ("RDL"), the Division offers customer-tailored industrial and consumer product distribution and logistics services from 661 locations in the U.S. and Canada. Services include varying combinations of logistics system design, provision of vehicles and equipment, maintenance, provision of drivers, warehouse management, transportation management, vehicle dispatch, just-in-time delivery, and information systems support. RDL also offers integrated logistics, the single source management of a customer's primary logistics activities.

____________________

  (1) This number does not include: (a) operating personnel of local transit authorities managed by certain subsidiaries of the Company (in such situations, the entire cost of compensation and benefits for such personnel is passed through to the transit authority, which reimburses the Company's subsidiaries); or (b) drivers obtained by certain subsidiaries of the Company under driver leasing agreements for some of their operations.

Logistics systems include metropolitan shuttles, interstate long-haul operations, just-in-time service to assembly plants, and factory-to-warehouse-to-retail facility service. These services are employed in the automotive industry (RDL specializes in inbound and aftermarket parts delivery for customers such as GM (including Saturn), Chrysler Corporation ("Chrysler"), Toyota Motor Manufacturing USA Inc. ("Toyota"), Ford Motor Company ("Ford") and auto parts retailers), and in the paper and paper packaging, chemical, electronic and office equipment, news, food and beverage, housing, general retail and other industries.

Through Ryder Public Transportation Services ("RPTS"), in 1994 the Division continued to expand its presence in the public transportation management, operations and maintenance and student transportation markets through internal growth. RPTS now manages or operates 89 public transit systems with 4,741 vehicles in 29 states, operates 7,753 school buses in 20 states, maintains about 17,500 public transit or fleet vehicles in 18 states and provides public transportation management consulting services.

The Division has historically disposed of its used and surplus revenue earning equipment at prices in excess of book value. The Division reported gains on the sale of revenue earning equipment (reported as reductions in depreciation expense) of approximately 19%, 16% and 12% of the Division's earnings before interest and taxes in 1994, 1993 and 1992, respectively. The extent to which the Division may consistently continue to realize gains on disposal of its revenue earning equipment is dependent upon various factors including the general state of the used vehicle market, the condition and utilization of the Division's fleet and depreciation policies with respect to its vehicles.

International

The Company's International Division has developed and is in the process of implementing a strategy for growth in international markets outside the United States and Canada. This strategy is designed to enable the International Division to take advantage of, and build upon, the Company's expertise in providing services to businesses involved in the over-the-road transportation of goods. The Company's previously existing lease, rental, maintenance and logistics operations in the United Kingdom, Germany and Poland have been integrated into the International Division and expanded. In the fourth quarter of 1994, the International Division opened offices and its first maintenance facility in Mexico City. As of December 31, 1994, the International Division had 9,973 vehicles, 2,918 employees, and provided service through 93 locations in the United Kingdom, Germany, Mexico and Poland. (For financial reporting purposes, the International Division's results are included with those of the Vehicle Leasing & Services Division).

Automotive Carriers

The Company's Automotive Carrier Division transports new automobiles and trucks to dealers and to and from distribution points throughout the United States and several Canadian provinces for GM, Chrysler, Toyota, Ford, Honda and most other automobile and light truck manufacturers. GM remains the Division's largest customer, accounting for 54%, 54% and 57% of the Division's revenue in 1994, 1993 and 1992, respectively. The GM carriage contracts are typically subject to cancellation upon 30 days' notice by either party. The business is primarily dependent on the level of North American production, importation and sales by GM and various other manufacturers. Consequently, the business is adversely affected by any significant reductions in or prolonged curtailments of production by customers because of market conditions, strikes or otherwise.

As of December 31, 1994, the Automotive Carrier Division had 4,306 auto transport vehicles, 5,769 employees (exclusive of leased drivers), and provided service through 80 locations in 32 states and 3 Canadian provinces. Most of the Division's employees are covered by an industry-wide collective bargaining agreement, the term of which ends in May 1995. A new industry-wide collective bargaining agreement is currently being negotiated.

Competition

The Vehicle Leasing & Services Division's customers may finance lease or purchase their own vehicles and provide maintenance services for themselves substantially similar to those offered by the Division, or purchase such services from others, or obtain transportation services from other common or contract carriers. The Division also competes with other companies conducting nationwide truck leasing, rental or bus operations, a large number of regional truck leasing companies with multiple branches, many smaller companies operating primarily on a local basis, but frequently with nationwide service and maintenance capabilities resulting from their participation in cooperative programs and membership in various associations, and both local and nationwide common and contract carriers. Competition in the truck leasing business is based on a number of factors which include price, equipment, maintenance and geographical coverage. The Division also competes, to an extent, with a number of trailer and vehicle manufacturers who have entered the field of trailer and vehicle leasing, extended warranty maintenance, rental and other forms of transportation services.

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

In the United Kingdom, both truck leasing and dedicated logistics are well developed competitive markets, similar to those in the U.S. and Canada. Value-added differentiation of the Company's service offerings continues to be the Company's strategy in those markets. Recent developments in Mexico following the approval of the North American Free Trade Agreement (NAFTA), Germany's continued integration into the European Community and consequent deregulation, and Poland's transformation to a market economy, create a growing opportunity for the Company to provide services in these new markets. The Company expects that competition with the Company's services in these emerging markets will develop.

Other Developments and Further Information

Many federal, state and local laws designed to protect the environment, and similar laws in some foreign jurisdictions, have varying degrees of impact on the way the Company and its subsidiaries conduct their business operations, primarily with regard to their use, storage and disposal of petroleum products and various wastes associated with vehicle maintenance activities. Compliance with these laws and with the Company's environmental protection policies involves the expenditure of considerable amounts. Based on information presently available, management believes that the ultimate disposition of such matters, although potentially material to the Company's results of operations in any one year, will not have a material adverse effect on the Company's financial condition or liquidity.

For further discussion concerning the business of the registrant and its subsidiaries see the information referenced under Items 7 and 8 of this report.

Executive Officers of the Registrant

All of the executive officers of the Company were elected or re-elected to their present offices either at or subsequent to the meeting of the Board of Directors held on May 6, 1994, in conjunction with the Company's 1994 Annual Meeting on the same date. They all hold such offices, at the discretion of the Board of Directors, until their removal, replacement or retirement.

        Name                 Age                            Position
---------------------        ---               ----------------------------------
M. Anthony Burns             52                Chairman, President and
                                               Chief Executive Officer

C. Robert Campbell           50                Executive Vice President - Human
                                               Resources and Administration

Dwight D. Denny              51                President - Ryder Commercial Leasing &
                                               Services

R. Ray Goode                 58                Senior Vice President - Public Affairs

James B. Griffin             40                President - Ryder Automotive Carrier
                                               Group, Inc.

James M. Herron              60                Senior Executive Vice President and
                                               General Counsel

Edwin A. Huston              56                Senior Executive Vice President -
                                               Finance and Chief Financial Officer

Larry S. Mulkey              51                President - Ryder Dedicated Logistics, Inc.

Bruce D. Parker              47                Senior Vice President - Management
                                               Information Systems and
                                               Chief Information Officer

J. Ernest Riddle             53                Executive Vice President - Marketing

Gerald R. Riordan            46                President - Ryder Consumer Truck Rental and
                                               President - Ryder Public Transportation
                                               Services

Anthony G. Tegnelia          49                Senior Vice President and Controller

Randall E. West              46                Senior Vice President and General Manager
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

James B. Griffin has been President - Ryder Automotive Carrier Group, Inc. since February 1993, and was Vice President and General Manager - Mid-South Region of Ryder Truck Rental, Inc. from December 1990 to February 1993. Mr. Griffin previously served Ryder Truck Rental, Inc. as Region Vice President in Syracuse, New York from April 1988 to December 1990.

James M. Herron has been Senior Executive Vice President since July 1989 and General Counsel since April 1973. Mr. Herron was also Secretary from February 1983 through February 1986.

Edwin A. Huston has been Senior Executive Vice President - Finance and Chief Financial Officer since January 1987. Mr. Huston was Executive Vice President
- Finance from December 1979 to January 1987.

Larry S. Mulkey has been President - Ryder Dedicated Logistics, Inc. (formerly Ryder Distribution Resources, Inc.) since November 1990. Mr. Mulkey was President - Ryder Public Transportation Services from June 1993 to October 1994 and, prior to the organization of the Ryder Public Transportation Services group in June 1993, from November 1990 to June 1993 he was President of each of the companies comprising that group. From November 1990 to December 1992, Ryder's operations in the United Kingdom and Germany reported to Mr. Mulkey.
He was Senior Vice President and General Manager - Central Area of Ryder Truck Rental, Inc. from January 1986 to November 1990, and was Senior Vice President and General Manager - Eastern Area of Ryder Truck Rental, Inc. from August 1985 to January 1986.

Bruce D. Parker has been Senior Vice President - Management Information Systems and Chief Information Officer since September 1994. Mr. Parker previously served American Airlines, Inc. as a Vice President of American and President of Sabre Development Services Division from April 1993 to September 1994, as a Vice President of Sabre Computer Services Division from 1988 to April 1993, and as Managing Director of Customer Services for Sabre Computer Services Division from 1987 to 1988.

J. Ernest Riddle has been Executive Vice President - Marketing since June 1994. Mr. Riddle previously served as Senior Vice President - Marketing and Sales of Ryder Commercial Leasing & Services from January 1993 to June 1994. Mr. Riddle served Xerox Corporation as European Director of Marketing and Sales from October 1992 to January 1993, as Vice President - Worldwide Marketing Operations from November 1990 to October 1992, and as Vice President - Marketing for the U.S. Marketing Group from November 1988 to November 1990.

Gerald R. Riordan has been President - Ryder Consumer Truck Rental since December 1992 and has been President - Ryder Public Transportation Services since October 1994. Mr. Riordan previously served as Senior Vice President and General Manager - Consumer Rental of Ryder Truck Rental, Inc. from June 1991 to December 1992. He served Ryder Truck Rental, Inc. as Senior Vice President - Rental and Quality from December 1990 to June 1991, as Vice President of Quality from January 1988 to December 1990, and as Vice President of Rental from January 1983 to January 1988.

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

The Vehicle Leasing & Services Division has 1,968 locations in the United States, Canada and Puerto Rico; 470 of these facilities are owned and the remainder are leased. Such locations generally include a repair shop and administrative offices.

The International Division has 93 locations in the United Kingdom, Germany, Mexico and Poland; 18 of these facilities are owned and the remainder are leased. Such locations generally include a repair shop and administrative offices.

The Automotive Carrier Division has 72 operating locations in 32 states throughout the United States and 8 operating locations in Canada; 25 locations are owned and the remainder are leased.


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


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


There were no matters submitted to a vote of security holders during the quarter ended December 31, 1994.

                                    PART II


                 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

The information required by Item 5 is incorporated by reference from page 47 ("Common Stock Data") of the Ryder System, Inc. 1994 Annual Report to Shareholders.


                        ITEM 6.  SELECTED FINANCIAL DATA

The information required by Item 6 is incorporated by reference from pages 48 and 49 of the Ryder System, Inc. 1994 Annual Report to Shareholders.


                ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is incorporated by reference from pages 26 through 31 of the Ryder System, Inc. 1994 Annual Report to Shareholders.


              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is incorporated by reference from pages 34 through 46 and page 47 ("Quarterly Data") of the Ryder System, Inc. 1994 Annual Report to Shareholders.


           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding directors is incorporated by reference from pages 4 through 8 of the Ryder System, Inc. 1995 Proxy Statement.

The information required by Item 10 regarding executive officers is set out in
Item 1 of Part I of this Form 10-K Annual Report.

Additional information required by Item 10 is incorporated by reference from page 24 ("Filings Under Section 16(a)") of the Ryder System, Inc. 1995 Proxy Statement.


                        ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from pages 9, 10 ("Compensation of Directors") and 28 through 31 of the Ryder System, Inc. 1995 Proxy Statement.


    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from page 23 of the Ryder System, Inc. 1995 Proxy Statement.


            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from page 10 of the Ryder System, Inc. 1995 Proxy Statement.

                                    PART IV


               ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements for Ryder System, Inc. and Consolidated
         Subsidiaries:

         Items A through E are incorporated by reference from pages 33 through 46 of the Ryder System, Inc. 1994 Annual Report to Shareholders.

         A) Consolidated Statements of Earnings for years ended December 31, 1994, 1993 and 1992.

         B)      Consolidated Balance Sheets for December 31, 1994 and 1993.

         C) Consolidated Statements of Cash Flows for years ended December 31, 1994, 1993 and 1992.

         D)      Notes to Consolidated Financial Statements.

         E)      Independent Auditors' Report.


    2.   Not applicable.


All other schedules and statements are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

Supplementary Financial Information consisting of selected quarterly financial data is incorporated by reference from page 47 of the Ryder System, Inc. 1994 Annual Report to Shareholders.

    3.   Exhibits:

         The following exhibits are filed with this report or, where indicated, incorporated by reference (Forms 10-K, 10-Q and 8-K referenced herein have been filed under the Commission's file No. 1-4364). The Company will provide a copy of the exhibits filed with this report at a nominal charge to those parties requesting them.


                                 EXHIBIT INDEX

Exhibit
Number     Description
------     --------------------------------------------------------------------

3.1 The Ryder System, Inc. Restated Articles of Incorporation, dated November 8, 1985, as amended through May 18, 1990, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, are incorporated by reference into this report.

3.2 The Ryder System, Inc. By-Laws, as amended through November 23, 1993, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, are incorporated by reference into this report.

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

4.2(b) The First Supplemental Indenture between Ryder System, Inc. and The Chase Manhattan Bank (National Association) dated October 1, 1987.

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

4.5 The Amendment to Rights Agreement between Ryder System, Inc. and First Chicago Trust Company of New York dated as of July 28, 1989, previously filed with the Commission as an exhibit to the Company's Amendment to Application or Report on Form 8 dated August 2, 1989, is incorporated by reference into this report.

10.1(a) The change of control severance agreement for the Company's chief executive officer dated as of January 1, 1992, and the severance agreement for the Company's chief executive officer dated as of January 1, 1992, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, are incorporated by reference into this report.

10.1(b) Amendments dated as of August 20, 1993 to the change of control severance agreement for the Company's chief executive officer dated as of January 1, 1992, and the severance agreement for the Company's chief executive officer dated as of January 1, 1992, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, are incorporated by reference into this report.

10.2(a) The form of amended and restated change of control severance agreement for executive officers dated as of February 24, 1989.

10.2(b) Amendment dated as of August 20, 1993 to the form of amended and restated change of control severance agreement for executive officers dated as of February 24, 1989, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated by reference into this report.

10.2(c) The form of change of control severance agreement for executive officers effective as of July 1, 1993, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated by reference into this report.

10.3(a) The form of amended and restated severance agreement for executive officers dated as of February 24, 1989.

10.3(b) Amendment dated as of August 20, 1993 to the form of amended and restated severance agreement for executive officers dated as of February 24, 1989, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated by reference into this report.

10.3(c) The form of severance agreement for executive officers effective as of July 1, 1993, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated by reference into this report.

10.4(a) The form of Ryder System, Inc. incentive compensation deferral agreement dated as of November 30, 1993, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated by reference into this report.

10.4(b) The form of Ryder System, Inc. incentive compensation deferral agreement dated as of November 30, 1994.

10.5(a) The form of Ryder System, Inc. salary deferral agreement dated as of November 30, 1993, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated by reference into this report.

10.5(b) The form of Ryder System, Inc. salary deferral agreement dated as of November 30, 1994.

10.6(a) The form of Ryder System, Inc. director's fee deferral agreement dated as of December 31, 1993, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated by reference into this report.

10.6(b) The form of Ryder System, Inc. director's fee deferral agreement dated as of December 31, 1994.

10.7(a) The Ryder System, Inc. and Vehicle Leasing & Services Division 1994 Incentive Compensation Plan for Headquarters Executive Management, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated by reference into this report.

10.7(b) The Ryder System, Inc. 1995 Incentive Compensation Plan for Headquarters Executive Management.

10.8(a) The Ryder System, Inc. 1994 Incentive Compensation Plan for Ryder System, Inc. Senior Executive Vice Presidents, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated by reference into this report.

10.8(b) The Ryder System, Inc. 1995 Incentive Compensation Plan for Ryder System, Inc. Senior Executive Vice Presidents.

10.9(a) The Ryder System, Inc. 1994 Incentive Compensation Plan for Senior Vice President and General Manager of the International Division, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated by reference into this report.

10.9(b) The Ryder System, Inc. 1995 Incentive Compensation Plan for Senior Vice President and General Manager, International Division.

10.10(a) The Ryder System, Inc. 1994 Incentive Compensation Plan for President, Automotive Carrier Division, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated by reference into this report.

10.10(b) The Ryder System, Inc. 1995 Incentive Compensation Plan for President, Automotive Carrier Division.

10.11(a) The Ryder System, Inc. 1994 Incentive Compensation Plan for Chairman, President & Chief Executive Officer, Ryder System, Inc., previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated by reference into this report.

10.11(b) The Ryder System, Inc. 1995 Incentive Compensation Plan for Chairman, President & Chief Executive Officer, Ryder System, Inc.

10.12(a) The Ryder System, Inc. 1994 Incentive Compensation Plan for President-Commercial Leasing & Services, Vehicle Leasing & Services Division, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated by reference into this report.

10.12(b) The Ryder System, Inc. 1995 Incentive Compensation Plan for President-Commercial Leasing & Services.

10.13(a) The Ryder System, Inc. 1994 Incentive Compensation Plan for President-Consumer Rental, Vehicle Leasing & Services Division, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated by reference into this report.

10.13(b) The Ryder System, Inc. 1995 Incentive Compensation Plan for President-Consumer Truck Rental.

10.14(a) The Ryder System, Inc. 1994 Incentive Compensation Plan for President-Ryder Dedicated Logistics, Vehicle Leasing & Services Division, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated by reference into this report.

10.14(b) The Ryder System, Inc. 1995 Incentive Compensation Plan for President-Ryder Dedicated Logistics.

10.15(a) The Ryder System, Inc. 1980 Stock Incentive Plan, as amended and restated as of October 22, 1993, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated by reference into this report.

10.15(b) Form of Combined Non-Qualified Stock Option and Limited Stock Appreciation Right Agreement, dated May 6, 1994.

10.15(c) Form of Combined Non-Qualified Stock Option and Limited Stock Appreciation Right Agreement, dated October 21, 1994.

10.15(d) Combined Non-Qualified Stock Option and Limited Stock Appreciation Right Agreement, dated December 15, 1994, between Ryder System, Inc. and M. Anthony Burns.

10.16 The Ryder System, Inc. Directors Stock Plan, as amended and restated as of December 17, 1993, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated by reference into this report.

10.17(a) The Ryder System Benefit Restoration Plan, effective January 1, 1985, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated by reference into this report.

10.17(b) The First Amendment to the Ryder System Benefit Restoration Plan, effective as of December 16, 1988.

10.18 Amendment, dated November 10, 1994, to the Amended and Restated Severance Agreement between Ryder System, Inc. and C. R. Campbell.

10.19 Letter agreement, dated April 9, 1993, between Ryder System, Inc. and James Ernest Riddle.

10.20 Distribution and Indemnity Agreement dated as of November 23, 1993 between Ryder System, Inc. and Aviall, Inc., previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated by reference into this report.

10.21 Tax Sharing Agreement dated as of November 23, 1993 between Ryder System, Inc. and Aviall, Inc., previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated by reference into this report.

11.1       Statement regarding computation of per share earnings.

13.1 The Ryder System, Inc. 1994 Annual Report to Shareholders. Those portions of the Ryder System, Inc. 1994 Annual Report to Shareholders which are not incorporated by reference into this report are furnished to the Commission solely for information purposes and are not to be deemed "filed" as part of this report.

21.1 List of subsidiaries of the registrant, with the state or other jurisdiction of incorporation or organization of each, and the name under which each subsidiary does business.

23.1 Auditors' consent to incorporation by reference in certain Registration Statements on Forms S-3 and S-8 of their reports on consolidated financial statements and schedules of Ryder System, Inc. and its consolidated subsidiaries.

24.1       Manually executed powers of attorney for each of:

                          Arthur H. Bernstein
                          Edward T. Foote II
                          John A. Georges
                          Vernon E. Jordan, Jr.
                          Howard C. Kauffmann
                          David T. Kearns
                          Lynn M. Martin
                          James W. McLamore
                          Paul J. Rizzo
                          Donald V. Seibert
                          Hicks B. Waldron
                          Alva O. Way
                          Mark H. Willes

27.1       Financial Data Schedule.


(b)  Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the last quarter of 1994.

(c)      Executive Compensation Plans and Arrangements:

                 Please refer to the description of Exhibits 10.1 through 10.19 set forth under Item 14(a)3 of this report for a listing of all management contracts and compensation plans and arrangements filed with this report pursuant to Item 601(b)(10) of Regulation S-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 29, 1995                    RYDER SYSTEM, INC.


                                  By:    M. Anthony Burns
                                         ---------------------------------
                                         M. Anthony Burns
                                         Chairman, President and Chief
                                         Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 29, 1995             By:    M. Anthony Burns
                                         ---------------------------------
                                         M. Anthony Burns
                                         Chairman, President and Chief
                                         Executive Officer
                                         (Principal Executive Officer)



Date:  March 29, 1995             By:    Edwin A. Huston
                                         ---------------------------------
                                         Edwin A. Huston
                                         Senior Executive Vice President-Finance
                                         and Chief Financial Officer
                                         (Principal Financial Officer)



Date:  March 29, 1995             By:    Anthony G. Tegnelia
                                         ---------------------------------
                                         Anthony G. Tegnelia
                                         Senior Vice President and Controller
                                         (Principal Accounting Officer)

Date:  March 29, 1995             By:    Arthur H. Bernstein  *
                                     ---------------------------------
                                         Arthur H. Bernstein
                                         Director



Date:  March 29, 1995             By:    Edward T. Foote II  *
                                     ---------------------------------
                                         Edward T. Foote II
                                         Director



Date:  March 29, 1995             By:    John A. Georges *
                                     ---------------------------------
                                         John A. Georges
                                         Director



Date:  March 29, 1995             By:    Vernon E. Jordan, Jr. *
                                     ---------------------------------
                                         Vernon E. Jordan, Jr.
                                         Director



Date:  March 29, 1995             By:    Howard C. Kauffmann *
                                     ------------------------------
                                         Howard C. Kauffmann
                                         Director



Date:  March 29, 1995             By:    David T. Kearns *
                                     ---------------------------------
                                         David T. Kearns
                                         Director



Date:  March 29, 1995             By:    Lynn M. Martin *
                                     ---------------------------------
                                         Lynn M. Martin
                                         Director



Date:  March 29, 1995             By:    James W. McLamore *
                                     ------------------------------
                                         James W. McLamore
                                         Director

Date:  March 29, 1995             By:    Paul J. Rizzo *
                                     -----------------------------
                                         Paul J. Rizzo
                                         Director



Date:  March 29, 1995             By:    Donald V. Seibert *
                                     ---------------------------------
                                         Donald V. Seibert
                                         Director



Date:  March 29, 1995             By:    Hicks B. Waldron *
                                     --------------------------------
                                         Hicks B. Waldron
                                         Director



Date:  March 29, 1995             By:    Alva O. Way *
                                     ----------------------------------
                                         Alva O. Way
                                         Director



Date:  March 29, 1995             By:    Mark H. Willes *
                                      --------------------------------
                                         Mark H. Willes
                                         Director



                                  *By:   Ann E. Neal
                                      ---------------------------------
                                         Ann E. Neal
                                         Attorney-in-Fact