Form 10-Q
period 1995-03-31
RYDER SYSTEM INC
filed 1995-05-12
CIK 85961

- --------------------------------------------------------------------------------
                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                             --------    --------


                           Commission File No. 1-4364

                     -------------------------------------


                               RYDER SYSTEM, INC.
                            (a Florida corporation)

                             3600 N. W. 82nd Avenue
                             Miami, Florida  33166

                            Telephone (305) 593-3726

                 I.R.S. Employer Identification No. 59-0739250

                     -------------------------------------

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

Ryder System, Inc. (the "Registrant" or the "Company") had 78,806,453 shares of common stock ($0.50 par value per share) outstanding as of April 30, 1995.

- --------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
Ryder System, Inc. and Consolidated Subsidiaries

- -----------------------------------------------------------------------------------------------------
Three months ended March 31, 1995 and 1994
(In thousands, except per share amounts)                                             1995        1994
- -----------------------------------------------------------------------------------------------------
REVENUE                                                                        $1,233,481   1,071,837
- -----------------------------------------------------------------------------------------------------
Operating expense                                                                 994,763     860,281
Depreciation expense, net of gains (1995 - $28,698; 1994 - $17,773)               148,494     139,547
Interest expense                                                                   45,109      31,916
Miscellaneous income                                                                  (10)       (237)
- -----------------------------------------------------------------------------------------------------
                                                                                1,188,356   1,031,507
- -----------------------------------------------------------------------------------------------------
  Earnings before income taxes and cumulative effect of change in accounting       45,125      40,330
Provision for income taxes                                                         18,546      16,592
- -----------------------------------------------------------------------------------------------------
  Earnings before cumulative effect of change in accounting                        26,579      23,738
Cumulative effect of change in accounting                                          (7,759)         -
- -----------------------------------------------------------------------------------------------------
NET EARNINGS                                                                   $   18,820      23,738
=====================================================================================================
Earnings per common share:
  Earnings before cumulative effect of change in accounting                    $     0.34        0.30
  Cumulative effect of change in accounting                                         (0.10)         -
- -----------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE                                                      $     0.24        0.30
- -----------------------------------------------------------------------------------------------------
Cash dividends per common share                                                $     0.15        0.15
- -----------------------------------------------------------------------------------------------------
Average common and common equivalent shares                                        78,992      78,444
=====================================================================================================

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Ryder System, Inc. and Consolidated Subsidiaries

- ---------------------------------------------------------------------------------------------------
Three months ended March 31, 1995 and 1994
(In thousands)                                                                     1995        1994
- ---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                $  18,820      23,738
  Cumulative effect of change in accounting                                       7,759          -
  Depreciation expense, net of gains                                            148,494     139,547
  Deferred income taxes                                                          10,788       6,892
  Increase in working capital items and other, net                              (24,889)    (76,379)
- ---------------------------------------------------------------------------------------------------
                                                                                160,972      93,798
- ---------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt proceeds                                                                 787,828     354,705
  Debt repaid, including capital lease obligations                             (367,001)    (80,032)
  Common stock issued                                                               227       6,582
  Dividends on common stock                                                     (11,816)    (11,634)
- ---------------------------------------------------------------------------------------------------
                                                                                409,238     269,621
- ---------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and revenue earning equipment                          (706,270)   (447,157)
  Sales of property and revenue earning equipment                               110,553      77,902
  Other, net                                                                      6,878      11,717
- ---------------------------------------------------------------------------------------------------
                                                                               (588,839)   (357,538)
- ---------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (18,629)      5,881
Cash and cash equivalents at January 1                                           75,878      56,691
- ---------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT MARCH 31                                         $  57,249      62,572
===================================================================================================

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Ryder System, Inc. and Consolidated Subsidiaries

- -------------------------------------------------------------------------------------------------
                                                                           March 31, December 31,
(Dollars in thousands, except per share amounts)                                1995         1994
- -------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                              $    57,249       75,878
  Receivables                                                                382,949      316,855
  Inventories                                                                 60,790       57,124
  Tires in service                                                           185,110      164,347
  Deferred income taxes                                                       56,067       51,619
  Prepaid expenses and other current assets                                  146,074       92,999
- -------------------------------------------------------------------------------------------------
       Total current assets                                                  888,239      758,822
- -------------------------------------------------------------------------------------------------
Revenue earning equipment                                                  5,674,611    5,330,586
  Less accumulated depreciation                                           (2,146,215)  (2,195,522)
- -------------------------------------------------------------------------------------------------
       Net revenue earning equipment                                       3,528,396    3,135,064
- -------------------------------------------------------------------------------------------------
Operating property and equipment                                           1,082,655    1,044,808
  Less accumulated depreciation                                             (466,265)    (450,480)
- -------------------------------------------------------------------------------------------------
       Net operating property and equipment                                  616,390      594,328
- -------------------------------------------------------------------------------------------------
Direct financing leases and other assets                                     236,232      223,680
Intangible assets and deferred charges                                       305,319      302,579
- -------------------------------------------------------------------------------------------------
                                                                         $ 5,574,576    5,014,473
=================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                      $   148,943      118,103
  Accounts payable                                                           528,735      422,532
  Accrued expenses                                                           558,408      552,518
- -------------------------------------------------------------------------------------------------
       Total current liabilities                                           1,236,086    1,093,153
- -------------------------------------------------------------------------------------------------
Long-term debt                                                             2,189,418    1,794,795
Other non-current liabilities                                                425,707      426,848
Deferred income taxes                                                        582,260      570,653
Shareholders' equity:
  Common stock of $0.50 par value per share (shares outstanding at
       March 31, 1995 -78,772,397; December 31, 1994 - 78,760,742)           539,328      539,101
  Retained earnings                                                          610,230      603,226
  Translation adjustment                                                      (8,453)     (13,303)
- -------------------------------------------------------------------------------------------------
       Total shareholders' equity                                          1,141,105    1,129,024
- -------------------------------------------------------------------------------------------------
                                                                         $ 5,574,576    5,014,473
=================================================================================================

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(A)      INTERIM FINANCIAL STATEMENTS
         The accompanying unaudited consolidated condensed financial statements have been prepared by the Company in accordance with the accounting policies described in the 1994 Annual Report and should be read in conjunction with the consolidated financial statements and notes which appear in that report. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.


(B)      ACCOUNTING CHANGES
         Effective January 1,1995, the Company adopted Statement of
         Financial Accounting Standards No. 116, "Accounting for Contributions Received and Contributions Made," which requires that promises to make contributions be recognized in the financial statements as an expense and a liability when a promise is made. As a result, a pretax charge of $12.2 million ($7.8 million after tax, or $0.10 per common share) was recorded as the cumulative effect of a change in accounting principle to establish a liability for the present value of the Company's total outstanding charitable commitments as of January 1, 1995. Prior to the adoption of the new statement, charitable contributions were recorded in the financial statements in the period in which they were paid. Approximately one-half of the charitable commitments recognized as a result of adopting the new statement will be paid in 1995 with the remainder payable from 1996 through 1999.

KPMG PEAT MARWICK LLP
CERTIFIED PUBLIC ACCOUNTANTS
One Biscayne Tower           Telephone     305-358-2300
Suite 2900                   Telecopier    305-577-0544
2 South Biscayne Boulevard
Miami, FL 33131


                      Independent Auditors' Review Report


The Board of Directors and Shareholders
Ryder System, Inc.:

We have reviewed the consolidated condensed balance sheet of Ryder System, Inc. and subsidiaries as of March 31, 1995, and the consolidated condensed statements of earnings and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Ryder System, Inc. and subsidiaries as of December 31, 1994, and the related consolidated statements of earnings and cash flows for the year then ended (not presented herein); and in our report dated February 7, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1994, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in the notes to the consolidated condensed financial statements, in 1995 Ryder System, Inc. and subsidiaries changed its method of accounting for contributions received and contributions made.


                                        KPMG PEAT MARWICK LLP


Miami, Florida
April 20, 1995

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition --
         Three months ended March 31, 1995 and 1994

RESULTS OF OPERATIONS

Earnings before income taxes and the cumulative effect of a change in accounting (see "Accounting Changes" below) were $45 million in the first quarter of 1995, compared with $40 million in last year's first quarter. First quarter earnings in 1995 reflected higher earnings for both Vehicle Leasing & Services and Automotive Carriers. Earnings before the accounting change were $27 million, or $0.34 per common share, compared with $24 million, or $0.30 per common share in the first quarter of 1994. The Company's first quarter effective income tax rate was relatively unchanged compared with last year's first quarter. Including an $8 million after tax charge for the cumulative effect of a change in accounting for charitable contributions, the Company reported net earnings of $19 million, or $0.24 per common share, in the first quarter of 1995.

Revenue in the first quarter of 1995 was 15% higher than revenue in the first quarter of 1994. Vehicle Leasing & Services revenue increased 17% compared with last year primarily as a result of continued revenue growth within all of the division's contractual product lines, particularly dedicated logistics and full service truck leasing, combined with the impact of acquisitions made in the United Kingdom in 1994. Automotive Carriers first quarter revenue was 4% higher than last year's first quarter as a result of higher vehicle shipments. Operating expense in the first quarter of 1995 increased 16% compared with the same period in 1994 due primarily to costs associated with higher business volumes.

Depreciation expense (net of gains) in the first quarter of 1995 increased 6% compared with the first quarter of 1994. Depreciation before gains on vehicle sales increased 13%. Higher depreciation resulted from a 13% increase in the average size of the vehicle fleet, primarily as a result of strong sales of new logistics and full service truck lease contracts in 1994. Gains on vehicle sales were $29 million in the first quarter of 1995 compared with $18 million in last year's first quarter. Higher gains reflected an increase in both the number of vehicles sold and average gain per vehicle.

Interest expense increased $13 million, or 41%, in the first quarter of 1995 compared with the same period in 1994. The increase was due to higher outstanding debt levels, as a result of expanded investment in the vehicle fleet, combined with higher average rates on the company's variable rate debt. Approximately one-third of the Company's financing obligations have variable interest rates.

VEHICLE LEASING & SERVICES

First quarter 1995 Vehicle Leasing & Services revenue was 17% higher than last year's first quarter. Revenue from full service truck leasing increased 13% compared with last year's first quarter, while dedicated logistics revenue increased 49%. The revenue growth in both of these contractual product lines reflected strong new business sales in recent quarters and acquisitions made in the United Kingdom. Sales of new logistics and full service truck lease contracts continued to be strong in the first quarter of 1995. Revenue from the division's public transportation services businesses in the first quarter of 1995 increased 13% compared with last year's first quarter due to the addition of several new contracts. First quarter revenue from commercial truck rental increased 17% compared with the same period in 1994, reflecting higher demand, including demand created by new full service truck lease customers using rental vehicles while awaiting delivery of new lease vehicles. Revenue from consumer truck rental in the first quarter of 1995 was relatively unchanged from last year's first quarter reflecting higher demand for long-distance rentals offset by lower demand for local rentals. The average fleet size for both rental product lines was 14% higher in the first quarter of 1995 compared with last year's first quarter.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
         Three months ended March 31, 1995 and 1994

Pretax profits for Vehicle Leasing & Services were $40 million in the first quarter of 1995 compared with $37 million in the first quarter of 1994. Margin (revenue less direct operating expenses, depreciation and interest expense) from full service truck leasing was higher in the first quarter of 1995 compared with last year's first quarter due to increased revenue. Margin as a percentage of revenue was lower, however, as a result of lower prices on new leases compared with prices on those expiring and higher interest expense. Lower maintenance expense as a percentage of revenue, due in part to a reduction in the overall age of the lease fleet, partially offset these reductions in full service truck leasing margin percentage. Dedicated logistics margin was higher in the first quarter of 1995 as a result of increased revenue, while margin as a percentage of revenue was about the same. Margin from the division's public transportation services businesses was higher and margin as a percentage of revenue was about the same in the first quarter of 1995 compared with the 1994 quarter.

Commercial truck rental margin was slightly higher in the first quarter of 1995, however, margin as a percentage of revenue was lower. This reduction in margin percentage was due primarily to higher interest expense, a slight decline in asset utilization on a larger fleet, and lower pricing due primarily to a higher percentage of revenue coming from new lease customers awaiting delivery of lease vehicles. Consumer truck rental margin and margin as a percentage of revenue were both lower in the first quarter of 1995 due to higher interest expense, slightly lower asset utilization as a result of lower demand for local truck rentals, and lower revenue per transaction on long-distance rentals. Lower vehicle liability expense partially offset these consumer truck rental margin reductions. Operating results for consumer truck rental and, to a lesser extent, commercial truck rental could be impacted over the remainder of 1995 by any weakening in economic conditions within the U.S.

For the division as a whole, higher overall margin and a significant increase in gains on vehicle sales in the first quarter of 1995, were largely offset by higher indirect operating expenses resulting from general increases in business activity, as well as continued investment related to reengineering initiatives and the development of greater logistics and systems capabilities.

AUTOMOTIVE CARRIERS

First quarter 1995 revenue for Automotive Carriers was 4% higher than last year's first quarter. Higher revenue in 1995 reflected an increase in the number of units shipped, somewhat offset by a decline in average revenue per unit shipped. Shipments of General Motors vehicles and vehicles from other domestic manufacturers were higher in the first quarter of 1995 compared with last year's first quarter, as a result of higher vehicle production in North America.

Automotive Carriers pretax earnings were $10 million in the first quarter of 1995, compared with $8 million in last year's first quarter. First quarter pretax earnings benefited primarily from higher revenue, improved maintenance costs on a newer fleet and lower workers' compensation expense due primarily to favorable developments on prior year claims. The earnings trend for Automotive Carriers during the remainder of 1995 could be impacted by any slowdown in vehicle production in North America.

OTHER

Other, which is comprised primarily of corporate administrative costs, reported net expenses of $4 million in the first quarter of 1995 compared with net expenses of $5 million in the same period last year. Lower 1995 expenses were primarily due to higher reimbursement from the Company's operating segments.

ACCOUNTING CHANGES

The Company adopted Statement of Financial Accounting Standards No. 116, "Accounting for Contributions Received and Contributions Made," effective January 1, 1995. The Statement requires that promises to make contributions be recognized in the financial statements as an expense and a liability when a promise is made. As a result, the Company recorded a pretax charge of $12 million ($8 million after tax, or $0.10 per common share), to record the cumulative effect of the change in accounting principle and establish a liability for the present value of the Company's total outstanding charitable commitments as of January 1, 1995.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
         Three months ended March 31, 1995 and 1994

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures and related debt increased substantially in the first quarter of 1995, primarily in response to fleet growth due to new lease and logistics sales. Total capital expenditures in the first quarter of 1995 were $706 million, compared with $447 million in the first quarter of the prior year. In the full service truck leasing business, capital expenditures were $381 million, an increase of $140 million compared with last year's first quarter, due to the recent higher levels of new business sales. Capital expenditures in commercial and consumer truck rental in the first quarter of 1995 increased $57 million and $12 million, respectively, due primarily to the timing of expenditures, and a plan to replace older units and expand the fleet slightly. Capital expenditures in Automotive Carriers increased $25 million in the first quarter of 1995 as a result of a program to replace older equipment with newer, more efficient automobile hauling equipment. The remaining increase in capital expenditures was primarily for operating property and equipment and included expenditures for systems technology and development.

Debt increased from $1.9 billion at the end of 1994 to $2.3 billion at March 31, 1995. This increase was due to financing requirements associated with 1995 capital expenditures, driven primarily by record sales of new logistics and full service truck lease contracts in 1994. During the first quarter of 1995, the Company issued $434 million of fixed-rate unsecured medium-term notes.
U.S. commercial paper outstanding at the end of the first quarter of 1995 was $351 million, compared with $44 million at December 31, 1994. The Company redeemed $300 million of unsecured notes at par and made $43 million of scheduled unsecured note payments during the first quarter of 1995. The Company's debt to equity ratio at March 31, 1995 was 205%, compared with 169% at December 31, 1994.

Cash flow from operating activities in the first quarter of 1995 was $161 million, compared with $94 million in the first quarter of 1994. The increase resulted primarily from several changes in working capital items and an increase in depreciation expense. The most significant working capital change impacting cash flow comparisons was an increase in payables resulting from higher recent capital expenditures. Cash flow from operating activities plus asset sales as a percentage of capital expenditures was 38% in both the first quarter of 1995 and the first quarter of 1994.

At both March 31, 1995 and December 31, 1994, the Company had interest rate swap agreements with aggregate notional amounts outstanding of $673 million and interest rate cap agreements with aggregate notional amounts totaling $350 million outstanding. These instruments have been assigned to specific financial obligations, and amounts to be paid or received under the agreements are recognized over the terms of the agreements as adjustments to earnings.
The Company has no derivative instruments held for trading purposes or that are leveraged.

The Company had contractual lines of credit totaling $694 million at March 31, 1995, of which $331 million was available. In April 1995, the Company filed an $800 million shelf registration statement with the Securities and Exchange Commission. Proceeds from debt issues under the shelf registration are expected to be used for capital expenditures, debt refinancing and general corporate purposes.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) - -
         Three months ended March 31, 1995 and 1994

SELECTED FINANCIAL AND OPERATIONAL DATA
(Dollars in thousands)

                                                              1995       1994
- -----------------------------------------------------------------------------
VEHICLE LEASING & SERVICES
Revenue:
  Full service lease and programmed maintenance         $  503,750    444,840
  Commercial and consumer rental                           247,324    227,087
  Dedicated logistics                                      220,973    148,517
  Other                                                    175,019    153,355
  Eliminations                                             (72,130)   (56,550)
                                                        ----------    -------
     Total                                               1,074,936    917,249

Operating expense                                          849,702    716,338
Depreciation expense                                       166,905    148,140
Gains on sale of revenue earning equipment                 (28,128)   (17,671)
Interest expense                                            46,641     33,182
Miscellaneous expense, net                                     123          1
                                                        ----------    -------
Earnings before income taxes                            $   39,693     37,259
                                                        ==========    =======

Fleet size (owned and leased):
  Full service lease                                        92,202     80,282
  Commercial and consumer rental                            82,072     71,239
Buses operated or managed                                   12,455     11,919
Ryder Truck Rental service locations                         1,116        993
- -----------------------------------------------------------------------------

AUTOMOTIVE CARRIERS
Revenue                                                 $  164,997    158,506
                                                        ==========    =======

Earnings before income taxes                            $    9,525      8,180
                                                        ==========    =======

Total units transported (000)                                1,614      1,504
Total miles traveled (000)                                  62,901     57,484
Auto transports:
  Owned and leased                                           3,542      4,061
  Owner-operators                                              495        514
Locations                                                       83         89
- -----------------------------------------------------------------------------

                          PART II.  OTHER INFORMATION


Item 6.          Exhibits and Reports on Form 8-K:


   (a)   Exhibits

         (3.1) The Ryder System, Inc. Restated Articles of Incorporation, dated November 8, 1985, as amended through May 18, 1990, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, are incorporated by reference into this report.

         (3.2) The Ryder System, Inc. By-Laws, as amended through November 23, 1993, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, are incorporated by reference into this report.

         (11)    Statement regarding computation of per share earnings.

         (15)    Letter regarding unaudited interim financial statements.

         (27)    Financial data schedule (for SEC use only).


   (b)   Reports on Form 8-K

         No Reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RYDER SYSTEM, INC.
                                   (Registrant)


Date:  May 12, 1995                /s/ Edwin A. Huston
                                   --------------------------------------
                                   Edwin A. Huston
                                   Senior Executive Vice President-Finance
                                   and Chief Financial Officer
                                   (Principal Financial Officer)


Date:  May 12, 1995                /s/ Anthony G. Tegnelia
                                   -------------------------------------
                                   Anthony G. Tegnelia
                                   Senior Vice President
                                   and Controller (Principal
                                   Accounting Officer)