Form 10-Q
period 1995-06-30
RYDER SYSTEM INC
filed 1995-08-11
CIK 85961

___________________________________________________________________________

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1995

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ________


                           Commission File No. 1-4364

                    _____________________________________

                               RYDER SYSTEM, INC.
                            (a Florida corporation)

                             3600 N.W. 82nd Avenue
                             Miami, Florida  33166

                            Telephone (305) 593-3726

                 I.R.S. Employer Identification No. 59-0739250

                    _____________________________________

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

Ryder System, Inc. (the "Registrant" or the "Company") had 78,929,421 shares of common stock ($0.50 par value per share) outstanding as of July 31, 1995.

______________________________________________________________________________

                         PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements



CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
Ryder System, Inc. and Consolidated Subsidiaries


- ------------------------------------------------------------------------------------------------------------------
Periods ended June 30, 1995 and 1994                                 Second Quarter              Six Months
                                                                -----------------------    -----------------------
(In thousands, except per share amounts)                              1995         1994         1995          1994
- ------------------------------------------------------------------------------------------------------------------
REVENUE                                                         $1,324,444    1,176,339    2,557,925     2,248,176
- ------------------------------------------------------------------------------------------------------------------
Operating expense                                                1,024,338      907,998    2,019,101     1,768,279
Depreciation expense, net of gains (quarter, 1995 - $21,259,
  1994 - $18,816; six months, 1995 - $49,957, 1994 - $36,589)      165,671      146,946      314,165       286,493
Interest expense                                                    46,337       35,663       91,446        67,579
Miscellaneous expense                                                1,178        1,201        1,168           964
- ------------------------------------------------------------------------------------------------------------------
                                                                 1,237,524    1,091,808    2,425,880     2,123,315
- ------------------------------------------------------------------------------------------------------------------
  Earnings before income taxes and cumulative effect
     of change in accounting                                        86,920       84,531      132,045       124,861
Provision for income taxes                                          35,434       34,689       53,980        51,281
- ------------------------------------------------------------------------------------------------------------------
  Earnings before cumulative effect of change in accounting         51,486       49,842       78,065        73,580
Cumulative effect of change in accounting                                -            -       (7,759)            -
- ------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                    $   51,486       49,842       70,306        73,580
==================================================================================================================
Earnings per common share:
  Earnings before cumulative effect of change in accounting     $     0.65         0.64         0.99          0.94
  Cumulative effect of change in accounting                              -            -        (0.10)            -
- ------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE                                       $     0.65         0.64         0.89          0.94
- ------------------------------------------------------------------------------------------------------------------
Cash dividends per common share                                 $     0.15         0.15         0.30          0.30
- ------------------------------------------------------------------------------------------------------------------
Average common and common equivalent shares                         79,291       78,386       79,141        78,415
==================================================================================================================


See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Ryder System, Inc. and Consolidated Subsidiaries


- ------------------------------------------------------------------------------------------------------------
Six months ended June 30, 1995 and 1994
(In thousands)                                                                     1995                 1994
- ------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                              $    70,306               73,580
  Cumulative effect of change in accounting                                       7,759                    -
  Depreciation expense, net of gains                                            314,165              286,493
  Deferred income taxes                                                          38,636               19,004
  Proceeds from sales of receivables                                             30,000                    -
  Increase in working capital items and other, net                              (21,812)             (53,047)
- ------------------------------------------------------------------------------------------------------------
                                                                                439,054              326,030
- ------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt proceeds                                                                 912,363              469,387
  Debt repaid, including capital lease obligations                             (432,579)             (99,505)
  Common stock issued                                                             2,441               16,171
  Dividends on common stock                                                     (23,637)             (23,301)
- ------------------------------------------------------------------------------------------------------------
                                                                                458,588              362,752
- ------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and revenue earning equipment                        (1,253,630)            (849,818)
  Sales of property and revenue earning equipment                               189,453              140,891
  Sale and leaseback of revenue earning equipment                               150,000              100,000
  Acquisitions, net of cash acquired                                                  -              (72,984)
  Other, net                                                                     18,681               23,600
- ------------------------------------------------------------------------------------------------------------
                                                                               (895,496)            (658,311)
- ------------------------------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                             2,146               30,471
Cash and cash equivalents at January 1                                           75,878               56,691
- ------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT JUNE 30                                        $    78,024               87,162
============================================================================================================


See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Ryder System, Inc. and Consolidated Subsidiaries


- ------------------------------------------------------------------------------------------------------------
                                                                               June 30,         December 31,
(Dollars in thousands, except per share amounts)                                   1995                 1994
- ------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                 $    78,024               75,878
  Receivables                                                                   312,320              316,855
  Inventories                                                                    60,419               57,124
  Tires in service                                                              189,448              164,347
  Deferred income taxes                                                          38,842               51,619
  Prepaid expenses and other current assets                                     129,995               92,999
- ------------------------------------------------------------------------------------------------------------
        Total current assets                                                    809,048              758,822
- ------------------------------------------------------------------------------------------------------------
Revenue earning equipment                                                     5,774,384            5,330,586
  Less accumulated depreciation                                              (2,149,258)          (2,195,522)
- ------------------------------------------------------------------------------------------------------------
        Net revenue earning equipment                                         3,625,126            3,135,064
- ------------------------------------------------------------------------------------------------------------
Operating property and equipment                                              1,119,754            1,044,808
  Less accumulated depreciation                                                (481,538)            (450,480)
- ------------------------------------------------------------------------------------------------------------
        Net operating property and equipment                                    638,216              594,328
- ------------------------------------------------------------------------------------------------------------
Direct financing leases and other assets                                        253,843              223,680
Intangible assets and deferred charges                                          304,341              302,579
- ------------------------------------------------------------------------------------------------------------
                                                                            $ 5,630,574            5,014,473
============================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                         $   164,715              118,103
  Accounts payable                                                              450,861              422,532
  Accrued expenses                                                              543,821              552,518
- ------------------------------------------------------------------------------------------------------------
        Total current liabilities                                             1,159,397            1,093,153
- ------------------------------------------------------------------------------------------------------------
Long-term debt                                                                2,254,083            1,794,795
Other non-current liabilities                                                   441,678              426,848
Deferred income taxes                                                           593,050              570,653
Shareholders' equity:
  Common stock of $0.50 par value per share
        (shares outstanding at June 30, 1995 - 78,876,503;
        December 31, 1994 - 78,760,742)                                         541,542              539,101
  Retained earnings                                                             649,895              603,226
  Translation adjustment                                                         (9,071)             (13,303)
- ------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                            1,182,366            1,129,024
- ------------------------------------------------------------------------------------------------------------
                                                                            $ 5,630,574            5,014,473
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

(B)      ACCOUNTING CHANGE
         Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 116, "Accounting for Contributions Received and Contributions Made," which requires that promises to make contributions be recognized in the financial statements as an expense and a liability when a promise is made. As a result, a pretax charge of $12.2 million ($7.8 million after tax, or $0.10 per common share) was recorded as the cumulative effect of a change in accounting principle to establish a liability for the present value of the Company's total outstanding charitable commitments as of January 1, 1995. Prior to the adoption of the new statement, charitable contributions were recorded in the financial statements in the period in which they were paid. Approximately one-half of the charitable commitments recognized as a result of adopting the new statement will be paid in 1995 with the remainder payable from 1996 through 1999.

KPMG PEAT MARWICK LLP
CERTIFIED PUBLIC ACCOUNTANTS
One Biscayne Tower          Telephone   305-358-2300
Suite 2900                  Telecopier  305-577-0544
2 South Biscayne Boulevard
Miami, FL 33131

                    Independent Accountants' Review Report


The Board of Directors and Shareholders
Ryder System, Inc.:


We have reviewed the accompanying consolidated condensed balance sheet of Ryder System, Inc. and subsidiaries as of June 30, 1995, and the related consolidated condensed statements of earnings for the three- and six-month periods ended June 30, 1995 and 1994 and the consolidated condensed statements of cash flows for the six-month periods ended June 30, 1995 and 1994. These consolidated condensed financial statements are the responsibility of the Company's management.

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

As discussed in the notes to the consolidated condensed financial statements, in 1995, Ryder System, Inc. and subsidiaries changed its method of accounting for contributions received and contributions made.


                                              KPMG Peat Marwick LLP



Miami, Florida
July 24, 1995

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition --
         Three and six months ended June 30, 1995 and 1994



RESULTS OF OPERATIONS

The Company reported earnings before income taxes of $87 million in the second quarter of 1995, compared with $85 million in last year's second quarter. Earnings before income taxes and cumulative effect of change in accounting in the first half of 1995 were $132 million, compared with $125 million in the first half of 1994. Pretax earnings in 1995 included a second quarter benefit of $8 million ($6 million after tax) resulting from the favorable resolution of certain operating tax matters. In addition to the operating tax benefit, pretax earnings in the second quarter and first half of 1995 benefited from increased revenue, an expansion in total operating margin dollars and higher gains on vehicle sales. Pretax earnings also benefited from lower workers' compensation expense due to improved experience with prior years' claims and lower vehicle liability expense as a result of improved vehicle accident claim experience. Offsetting most of the positive impact of these items were higher interest expense and continued high levels of investments in reengineering and logistics and systems capabilities.

Net earnings in the second quarter of 1995 were $51 million, or $0.65 per common share, compared with $50 million, or $0.64 per common share, in the second quarter of 1994. Earnings before cumulative effect of change in accounting in the first half of 1995 were $78 million, or $0.99 per common share, compared with $74 million, or $0.94 per common share, in the first half of 1994. Net earnings in the first half of 1995 were $70 million, or $0.89 per common share, which included a first quarter after tax charge of $8 million for the cumulative effect of a change in accounting for charitable contributions (see "Accounting Change" below). The Company's effective tax rate in the second quarter and first half of 1995 was relatively unchanged compared with the same periods in 1994.

Revenue increased 13% and 14% in the second quarter and the first half of 1995, respectively, compared with the same periods last year. Vehicle Leasing & Services revenue increased 15% in the second quarter and 16% in the first half of 1995, compared with the same periods in 1994, led by the division's two primary contractual product lines, full service truck leasing and dedicated logistics. Automotive Carriers revenue was 4% lower in the second quarter and relatively unchanged in the first half of 1995 compared with the same periods last year. Operating expense increased 13% and 14% in the second quarter and first half of 1995, respectively, compared with the same periods in 1994.
These increases were due primarily to normal costs associated with higher business volumes and also included higher equipment rental costs resulting from an increase in the number of vehicles leased by the Company as lessee under operating lease agreements.

Depreciation expense (before gains on vehicle sales) increased 13% in both the second quarter and first half of 1995 compared with the same periods last year. Higher depreciation resulted from an increase in the size of the vehicle fleet, primarily as a result of strong sales of new logistics and full service lease contracts over the past several quarters. Gains on vehicle sales were $2 million and $13 million higher in the second quarter and first half of 1995, respectively, compared with the same periods in 1994. The number of units sold in the second quarter of 1995 was about the same compared with last year's second quarter, although gains per unit were higher. In the first half of 1995, higher gains were attributable to an increase in both the number of vehicles sold and the average gain per vehicle.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
         Three and six months ended June 30, 1995 and 1994


Interest expense increased $11 million and $24 million in the second quarter and first half of 1995, respectively, compared with the same periods in 1994. These increases were due primarily to higher outstanding debt levels, as a result of expanded investment in the vehicle fleet, combined with higher average rates on the Company's variable rate debt. Less than one-third of the Company's financing obligations have variable interest rates.

As part of the Company's continuing reengineering initiatives and strategy to reduce costs and improve efficiency and productivity, the Company is adjusting employee levels by eliminating positions within certain business units in the third quarter of 1995. While some of the affected employees will be offered positions in the Company's rapidly growing logistics business, earnings in the third quarter of 1995 will be impacted by severance and relocation costs associated with these actions.

VEHICLE LEASING & SERVICES

Revenue in the second quarter and first half of 1995 for Vehicle Leasing & Services increased 15% and 16%, respectively, compared with the same periods in 1994. Revenue from full service truck leasing, the division's largest product line, increased 14% in both the second quarter and first half of 1995, compared with the same periods last year. Dedicated logistics revenue increased 41% and 45% in the second quarter and first half, respectively, over the same 1994 periods. Revenue increases for both product lines reflected strong new business sales over the past several quarters and, to a lesser extent, acquisitions made in the United Kingdom in 1994. Revenue from the division's public transportation services businesses increased 9% and 11% in the second quarter and first half of 1995, respectively, compared with the same periods last year, due primarily to the addition of new contracts. Commercial truck rental revenue increased 11% and 13% in the second quarter and first half of 1995, respectively, compared with the same periods in 1994. Higher demand created by new full service truck lease customers using rental vehicles while awaiting delivery of new lease vehicles was the largest contributing factor to these increases. Revenue from consumer truck rental was about the same in both the second quarter and first half of 1995 compared with the same periods last year, reflecting higher demand for long-distance rentals offset by lower demand for local rentals.

Pretax profits for Vehicle Leasing & Services were $75 million in the second quarter of 1995 compared with $74 million in the second quarter of 1994. For the six months ended June 30, 1995, pretax earnings were $115 million compared with $111 million last year. The division's portion of the operating tax benefit recognized by the Company in the second quarter of 1995 was $5 million pretax. Margin (revenue less direct operating expenses, depreciation and interest expense) from both full service truck leasing and dedicated logistics was higher in the second quarter and first half of 1995 compared with the same periods last year, due to increased revenue. Full service truck leasing margin as a percentage of revenue was lower for both periods, due primarily to lower prices on new leases compared with prices on those expiring, combined with higher interest expense. Dedicated logistics margin as a percentage of revenue was also lower for both periods, due primarily to higher driver wages and new contract start-up costs. Margin and margin as a percentage of revenue from the division's public transportation services businesses were higher in the second quarter and first half of 1995 compared with the same periods in 1994, due mainly to increased revenue and lower workers' compensation and vehicle liability expenses.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
             Three and six months ended June 30, 1995 and 1994



Commercial truck rental margin was about the same in the second quarter and first half of 1995 compared with last year, and margin as a percentage of revenue was lower for both periods. Lower margin percentages were due primarily to higher interest expense, a decline in asset utilization and lower pricing due, in part, to a greater portion of commercial truck rental revenue being generated from new lease customers awaiting delivery of lease vehicles. Consumer truck rental margin and margin as a percentage of revenue were relatively unchanged in the second quarter and first half of 1995 compared with the same periods in 1994. Margins in both 1995 periods were impacted by lower asset utilization as a result of lower demand for local truck rentals, lower pricing on long distance rentals and higher interest expense. Lower vehicle liability expense offset these consumer truck rental margin reductions. Operating results for consumer truck rental and, to a lesser extent, commercial truck rental, have been impacted in 1995 by weakness in certain sectors of the U.S. economy. Any continued weakness in economic conditions could negatively impact operating results for the truck rental product lines in the second half of the year.

For the division as a whole, higher overall margin dollars and higher gains on vehicle sales in both 1995 periods and the second quarter operating tax benefit were offset by higher indirect operating expenses resulting from general increases in business activity, as well as continued investments related to reengineering initiatives and the development of greater logistics and systems capabilities.

AUTOMOTIVE CARRIERS

Automotive Carriers revenue in the second quarter decreased 4% and was about the same in the first half of 1995 compared with the same periods in 1994. Revenue comparisons were impacted by lower pricing as well as overall changes in vehicle production in North America. Total vehicle production in North America was slightly lower in the second quarter of 1995 compared with the same period in 1994, while first half vehicle production was slightly higher than last year.

Automotive Carriers pretax earnings were $19 million in the second quarter of 1995, compared with $17 million in last year's second quarter. For the six months ended June 30, 1995, pretax earnings were $28 million compared with $25 million in the first half of last year. The division's portion of the operating tax benefit recognized by the Company in the second quarter of 1995 was $3 million before tax. Pretax earnings in the second quarter and first half of 1995 also benefited from lower workers' compensation expense. Earnings for Automotive Carriers in the second half of 1995 could be affected by changes in vehicle production in North America.

The truckaway industry's collective bargaining agreement with the International Brotherhood of Teamsters expired on May 21, 1995. A proposed agreement submitted by industry representatives was recently rejected by Teamsters members. Negotiations are scheduled to resume on August 15, 1995.

OTHER

Other, which is comprised primarily of corporate administrative costs, reported net expenses in the second quarter and first half of 1995 of $7 million and $11 million, respectively, compared with net expenses of $6 million and $11 million, respectively, in the same periods last year.

ACCOUNTING CHANGE

The Company adopted Statement of Financial Accounting Standards No. 116, "Accounting for Contributions Received and Contributions Made," effective January 1, 1995. The Statement requires that promises to make contributions be recognized in the financial statements as an expense and a liability when a promise is made. As a result, the Company recorded a first quarter pretax charge of $12 million ($8 million after tax, or $0.10 per common share), to record the cumulative effect of the change in accounting principle and establish a liability for the present value of the Company's total outstanding charitable commitments as of January 1, 1995.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
             Three and six months ended June 30, 1995 and 1994



LIQUIDITY AND CAPITAL RESOURCES

Total capital expenditures in the first half of 1995 were $1.25 billion, compared with $850 million in the first half of 1994, due primarily to fleet growth brought about by new full service lease and logistics sales. Capital expenditures for full service truck leasing (which include the equipment required to service new dedicated logistics customers) were $664 million in the first half of 1995, an increase of $217 million compared with last year's first half, due primarily to continued higher levels of new business sales. Capital expenditures for commercial and consumer truck rental increased $95 million and $30 million, respectively, in the first half of 1995 compared with last year's first half, due primarily to the timing of expenditures and a plan to replace older units. Capital expenditures for the truck rental product lines in the second half of 1995 are expected to be lower than last year's second half, and actions are being taken to reduce rental fleet levels over the remainder of the year. Capital expenditures in Automotive Carriers increased $38 million in the first half of 1995 compared with the same period last year, as a result of planned fleet replacement. Capital expenditures in all other product lines increased $24 million in the first half of 1995 compared with the first half of 1994, reflecting higher expenditures on operating property and equipment, primarily relating to reengineering and systems initiatives, and facilities improvements.

Total debt at June 30, 1995 was $2.4 billion, compared with $1.9 billion at December 31, 1994. The increase in debt was due to financing requirements associated with 1995 capital expenditures driven primarily by strong sales of new logistics and full service truck lease contracts in 1994 and the first half of 1995. During the first six months of 1995, the Company issued $738 million of medium-term unsecured notes. U.S. commercial paper outstanding at the end of the second quarter of 1995 was $118 million, compared with $44 million at December 31, 1994. The Company redeemed $300 million of unsecured notes at par and made $58 million of scheduled unsecured note payments during the first half of 1995. The Company's debt to equity ratio at June 30, 1995 and March 31, 1995 was 205%, compared with 169% at December 31, 1994.

Cash flow from operating activities in the first six months of 1995 was $439 million compared with $326 million in the same period last year. The increase resulted primarily from higher non-cash charges for depreciation and deferred income taxes and an increase in the level of receivables sold on a revolving basis as part of the Company's receivables securitization program. Cash flow from operating activities (excluding sales of receivables) plus asset sales as a percentage of capital expenditures was 48% in the first half of 1995 compared with 55% in the same period last year.

As part of its financing program, the Company periodically enters into sale and leaseback agreements for revenue earning equipment which are treated as operating leases. Proceeds from sale-leaseback transactions were $150 million in the first half of 1995 compared with $100 million in the first half of 1994. At June 30, 1995 and December 31, 1994, the Company had interest rate swap agreements with aggregate notional amounts outstanding of $673 million and interest rate cap agreements with aggregate notional amounts totaling $350 million outstanding. These instruments have been assigned to specific financial obligations, and amounts to be paid or received under the agreements are recognized over the terms of the agreements as adjustments to earnings.
The Company has no derivative instruments held for trading purposes or that are leveraged.

The Company had contractual lines of credit totaling $694 million at June 30, 1995, of which $568 million was available. Also, at June 30, 1995, the Company had $497 million of debt securities available under a shelf registration filed in 1995.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) - -
         Three and six months ended June 30, 1995 and 1994


SELECTED FINANCIAL AND OPERATIONAL DATA
(Dollars in thousands)

                                                         Second Quarter                   Six Months
                                                    -------------------------      ------------------------
                                                          1995           1994           1995           1994
- -----------------------------------------------------------------------------------------------------------
VEHICLE LEASING & SERVICES
Revenue:
  Full service lease and programmed maintenance     $  520,420        456,405      1,024,170        901,245
  Commercial and consumer rental                       304,564        288,423        551,888        515,510
  Dedicated logistics                                  232,969        165,503        453,942        314,020
  Public transportation                                103,081         94,594        211,578        190,731
  Other and eliminations                                (4,241)        (1,661)        (9,849)          (993)
                                                    ----------      ---------      ---------      ---------
    Total                                            1,156,793      1,003,264      2,231,729      1,920,513

Operating expense                                      877,055        753,923      1,726,757      1,470,261
Depreciation expense                                   176,200        155,704        343,105        303,844
Gains on sale of revenue earning equipment             (20,637)       (18,551)       (48,765)       (36,222)
Interest expense                                        47,850         37,365         94,491         70,547
Miscellaneous expense, net                               1,407          1,304          1,530          1,305
                                                    ----------      ---------      ---------      ---------
Earnings before income taxes                        $   74,918         73,519        114,611        110,778
                                                    ==========      =========      =========      =========

Fleet size (owned and leased):
  Full service lease                                                                  93,826         82,700
  Commercial and consumer rental                                                      85,816         75,252
Buses operated or managed                                                             12,842         12,200
Ryder Truck Rental service locations                                                   1,114          1,065
- -----------------------------------------------------------------------------------------------------------

AUTOMOTIVE CARRIERS
Revenue                                             $  170,609        177,328        335,606        335,834
                                                    ==========      =========      =========      =========
Earnings before income taxes                        $   18,931         17,037         28,456         25,217
                                                    ==========      =========      =========      =========
Total units transported (000)                            1,668          1,708          3,282          3,212
Total miles traveled (000)                              62,149         64,380        125,050        121,864
Auto transports:
  Owned and leased                                                                     3,423          3,916
  Owner-operators                                                                        456            527
Locations                                                                                 83             88
- -----------------------------------------------------------------------------------------------------------

                          PART II.  OTHER INFORMATION


Item 4.         Submission of Matters to a Vote of Security Holders:


(a) The annual meeting of stockholders of Ryder System, Inc. was held on May 5, 1995.

(b)      All director nominees were elected.

(c) Certain matters voted on at the meeting and the votes cast with respect to such matters are as follows:

                                                  Votes Cast
                                           --------------------------
                                                                                               Broker
                                             For            Against          Abstain          Non-votes
                                           -------          -------          -------          ---------
Management Proposals
- --------------------

Ratification of Stock
  for Merit Increase
  Replacement Plan                         64,151,202         4,056,118         750,579               0

Ratification of 1995
  Stock Incentive Plan                     52,609,210        15,599,654         749,036               0

Ratification of appointment
  of independent auditors                  68,645,290           200,478         112,133               0

Stockholder Proposals
- ---------------------

Relating to annual election
  of all directors                         32,002,250        29,976,527       1,551,932       5,427,191

Relating to Preferred Share
  Purchase Rights Plan                     40,334,319        21,506,169       1,690,221       5,427,191


Election of Directors
- ---------------------

Director                                    Votes Received                   Votes Withheld

Joseph L. Dionne                              68,612,395                         345,506
Vernon E. Jordan, Jr.                         67,981,628                         976,273
James W. McLamore                             68,627,740                         330,162
Paul J. Rizzo                                 68,633,828                         324,073
Alva O. Way                                   68,613,640                         344,261


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

         (10.1) The Ryder System, Inc. Stock for Merit Increase Replacement Plan, effective May 5, 1995, previously filed with the Commission on March 24, 1995, as an appendix to the Company's 1995 Proxy Statement, is incorporated by reference into this report.

         (10.2) The Ryder System, Inc. 1995 Stock Incentive Plan, effective May 5, 1995, previously filed with the Commission on March 24, 1995, as an appendix to the Company's 1995 Proxy Statement, is incorporated by reference into this report.

         (11)    Statement regarding computation of per share earnings.

         (15)    Letter regarding unaudited interim financial statements.

         (27)    Financial data schedule (for SEC use only).

(b)      Reports on Form 8-K

         A report on Form 8-K, dated April 20, 1995, was filed by the Registrant with respect to the results of operations for the three month period ended March 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     RYDER SYSTEM, INC.
                                     (Registrant)


Date: August 11, 1995                /s/ Edwin A. Huston
                                     --------------------------------------
                                     Edwin A. Huston
                                     Senior Executive Vice President-Finance
                                     and Chief Financial Officer
                                     (Principal Financial Officer)


Date: August 11, 1995                /s/ Anthony G. Tegnelia
                                     -------------------------------------
                                     Anthony G. Tegnelia
                                     Senior Vice President
                                     and Controller (Principal
                                     Accounting Officer)