Form 10-Q
period 1995-09-30
RYDER SYSTEM INC
filed 1995-11-08
CIK 85961

--------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

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

Ryder System, Inc. (the "Registrant" or the "Company") had 79,211,058 shares of common stock ($0.50 par value per share) outstanding as of October 31, 1995.

------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
Ryder System, Inc. and Consolidated Subsidiaries

------------------------------------------------------------------------------------------------------------------------------------
Periods ended September 30, 1995 and 1994                                         THIRD QUARTER                    NINE MONTHS
                                                                           --------------------------       ------------------------
(In thousands, except per share amounts)                                         1995            1994            1995           1994
------------------------------------------------------------------------------------------------------------------------------------
REVENUE                                                                    $1,264,049       1,194,675       3,821,974      3,442,851
------------------------------------------------------------------------------------------------------------------------------------
Operating expense                                                           1,003,975         930,047       3,023,076      2,698,326
Depreciation expense, net of gains (quarter, 1995 - $20,756,
  1994 - $16,696; nine months, 1995 - $70,713, 1994 - $53,285)                172,853         153,950         487,018        440,443
Interest expense                                                               50,251          38,069         141,697        105,648
Miscellaneous expense (income)                                                     (7)          1,411           1,161          2,375
------------------------------------------------------------------------------------------------------------------------------------
                                                                            1,227,072       1,123,477       3,652,952      3,246,792
------------------------------------------------------------------------------------------------------------------------------------
  Earnings before income taxes and cumulative effect
     of change in accounting                                                   36,977          71,198         169,022        196,059
Provision for income taxes                                                     16,046          29,241          70,026         80,522
------------------------------------------------------------------------------------------------------------------------------------
  Earnings before cumulative effect of change in accounting                    20,931          41,957          98,996        115,537
Cumulative effect of change in accounting                                          --              --          (7,759)            --
------------------------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                               $   20,931          41,957          91,237        115,537
====================================================================================================================================
Earnings per common share:
  Earnings before cumulative effect of change in accounting                $     0.26            0.53            1.25           1.47
  Cumulative effect of change in accounting                                        --              --           (0.10)            --
------------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE                                                  $     0.26            0.53            1.15           1.47
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends per common share                                            $     0.15            0.15            0.45           0.45
------------------------------------------------------------------------------------------------------------------------------------
Average common and common equivalent shares                                    79,511          79,177          79,264         78,669
====================================================================================================================================

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Ryder System, Inc. and Consolidated Subsidiaries

------------------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 1995 and 1994
(In thousands)                                                                           1995                         1994
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                    $    91,237                      115,537
  Cumulative effect of change in accounting                                             7,759                           --
  Depreciation expense, net of gains                                                  487,018                      440,443
  Deferred income taxes                                                                51,231                       36,957
  Proceeds from sales of receivables                                                   30,000                           --
  Decrease (increase) in other working capital items and other, net                     5,427                      (47,276)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      672,672                      545,661
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt proceeds                                                                       965,788                      479,103
  Debt repaid, including capital lease obligations                                   (439,519)                    (143,222)
  Common stock issued                                                                   7,968                       27,389
  Dividends on common stock                                                           (35,486)                     (35,112)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      498,751                      328,158
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and revenue earning equipment                              (1,742,084)                  (1,301,318)
  Sales of property and revenue earning equipment                                     262,292                      198,377
  Sale and leaseback of revenue earning equipment                                     300,000                      300,000
  Acquisitions, net of cash acquired                                                       --                      (94,664)
  Other, net                                                                           29,130                       28,993
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   (1,150,662)                    (868,612)
------------------------------------------------------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                  20,761                        5,207
Cash and cash equivalents at January 1                                                 75,878                       56,691
------------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                                         $    96,639                       61,898
====================================================================================================================================

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Ryder System, Inc. and Consolidated Subsidiaries

--------------------------------------------------------------------------------
                                                     SEPTEMBER 30,  DECEMBER 31,
(Dollars in thousands, except per share amounts)              1995          1994
--------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                          $      96,639       75,878
  Receivables                                              304,276      316,855
  Inventories                                               60,099       57,124
  Tires in service                                         191,733      164,347
  Deferred income taxes                                     39,954       51,619
  Prepaid expenses and other current assets                112,537       92,999
--------------------------------------------------------------------------------
        Total current assets                               805,238      758,822
--------------------------------------------------------------------------------
Revenue earning equipment                                5,838,335    5,330,586
  Less accumulated depreciation                         (2,147,736)  (2,195,522)
--------------------------------------------------------------------------------
        Net revenue earning equipment                    3,690,599    3,135,064
--------------------------------------------------------------------------------
Operating property and equipment                         1,148,141    1,044,808
  Less accumulated depreciation                           (500,472)    (450,480)
--------------------------------------------------------------------------------
        Net operating property and equipment               647,669      594,328
--------------------------------------------------------------------------------
Direct financing leases and other assets                   260,989      223,680
Intangible assets and deferred charges                     303,890      302,579
--------------------------------------------------------------------------------
                                                     $   5,708,385    5,014,473
================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                  $     168,344      118,103
  Accounts payable                                         398,604      422,532
  Accrued expenses                                         546,558      552,518
--------------------------------------------------------------------------------
        Total current liabilities                        1,113,506    1,093,153
--------------------------------------------------------------------------------
Long-term debt                                           2,317,942    1,794,795
Other non-current liabilities                              471,810      426,848
Deferred income taxes                                      607,633      570,653
Shareholders' equity:
  Common stock of $0.50 par value per share
        (shares outstanding at
        September 30, 1995 - 79,130,770;
        December 31, 1994 - 78,760,742)                    547,332      539,101
  Retained earnings                                        658,977      603,226
  Translation adjustment                                    (8,815)     (13,303)
--------------------------------------------------------------------------------
        Total shareholders' equity                       1,197,494    1,129,024
--------------------------------------------------------------------------------
                                                     $   5,708,385    5,014,473
================================================================================

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

(B)   ACCOUNTING CHANGE
      Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 116, "Accounting for Contributions Received and Contributions Made," which requires that promises to make contributions be recognized in the financial statements as an expense and a liability when a promise is made. As a result, a pretax charge of $12.2 million ($7.8 million after tax, or $0.10 per common share) was recorded as the cumulative effect of a change in accounting principle to establish a liability for the present value of the Company's total outstanding charitable commitments as of January 1, 1995. Prior to the adoption of the new statement, charitable contributions were recorded in the financial statements in the period in which they were paid. Approximately two-thirds of the charitable commitments recognized as a result of adopting the new statement will be paid in 1995 with the remainder payable from 1996 through 1999.

KPMG PEAT MARWICK LLP
CERTIFIED PUBLIC ACCOUNTANTS
One Biscayne Tower                  Telephone        305-358-2300
Suite 2900                          Telecopier       305-577-0544
2 South Biscayne Boulevard
Miami, FL 33131

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
Ryder System, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Ryder System, Inc. and subsidiaries as of September 30, 1995, and the related consolidated condensed statements of earnings for the three- and nine-month periods ended September 30, 1995 and 1994 and the consolidated condensed statements of cash flows for the nine-month periods ended September 30, 1995 and 1994. These consolidated condensed financial statements are the responsibility of the Company's management.

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

                                                    KPMG PEAT MARWICK LLP

Miami, Florida
October 19, 1995

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition --
          Three and nine months ended September 30, 1995 and 1994

RESULTS OF OPERATIONS

The Company reported earnings before income taxes of $37 million in the third quarter of 1995, compared with $71 million in last year's third quarter. Earnings before income taxes and cumulative effect of change in accounting in the first nine months of 1995 were $169 million, compared with $196 million in the first nine months of 1994. Third quarter pretax earnings were significantly impacted by a strike by the International Brotherhood of Teamsters against the Automotive Carrier Division and separation and relocation costs of $12 million in the Vehicle Leasing & Services Division. As a result of the strike, Automotive Carriers reported a pretax loss of $14 million in the third quarter of 1995 compared with a pretax profit of $10 million in last year's third quarter.

Net earnings in the third quarter of 1995 were $21 million, or $0.26 per common share, compared with $42 million, or $0.53 per common share, in the third quarter of 1994. Earnings before cumulative effect of change in accounting in the first nine months of 1995 were $99 million, or $1.25 per common share, compared with $116 million, or $1.47 per common share, in the first nine months of 1994. Net earnings in the first nine months of 1995 were $91 million, or $1.15 per common share, which included a first quarter after tax charge of $8 million for the cumulative effect of a change in accounting for charitable contributions (see "Accounting Change and Recent Accounting Pronouncements" below). The Company's effective tax rate in the first nine months of 1995 was relatively unchanged compared with the same period in 1994.

Vehicle Leasing & Services revenue increased 10% in the third quarter and 14% in the first nine months of 1995, compared with the same periods in 1994. Revenue growth was led by the division's two primary contractual product lines, full service truck leasing and dedicated logistics. Automotive Carriers revenue was 26% and 8% lower in the third quarter and first nine months of 1995, respectively, compared with the same periods last year due to the impact of the Teamsters strike.

Total operating expense as a percentage of revenue was higher in both the third quarter and first nine months of 1995 compared with the same periods in 1994. These increases were due primarily to the growth of the logistics business, higher equipment rental costs due to an increase in the number of vehicles leased by the Company as lessee under operating lease agreements and higher proportionate costs at Automotive Carriers due to the impact of the Teamsters strike on revenue.

Depreciation expense (before gains on vehicle sales) increased 13% in both the third quarter and first nine months of 1995 compared with the same periods last year. Higher depreciation resulted from an increase in the size of the vehicle fleet, primarily as a result of strong sales of new contractual business within the full service lease and dedicated logistics product lines over the past several quarters. Gains on vehicle sales were $4 million and $17 million higher in the third quarter and first nine months of 1995, respectively, compared with the same periods in 1994. Higher gains in both 1995 periods reflected an

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
          Three and nine months ended September 30, 1995 and 1994

increase in the number of units sold compared with the same periods in 1994. The average gain per vehicle sold in 1995 was about the same as in 1994.

Interest expense increased $12 million and $36 million in the third quarter and first nine months of 1995, respectively, compared with the same periods in 1994. These increases were due primarily to higher outstanding debt levels, as a result of expanded investment in the vehicle fleet, combined with higher average rates on the Company's variable-rate debt. Less than one-third of the Company's financing obligations at September 30, 1995 have variable interest rates.

VEHICLE LEASING & SERVICES

Revenue in the third quarter and first nine months of 1995 for Vehicle Leasing & Services increased 10% and 14%, respectively, compared with the same periods in 1994. Revenue from full service truck leasing, the division's largest product line, increased 10% in the third quarter and 13% in the first nine months of 1995 compared with the same periods last year. Dedicated logistics revenue increased 30% and 39% in the third quarter and first nine months of 1995, respectively, over the same 1994 periods. Revenue increases for both product lines were primarily due to strong new business sales over the past several quarters. New business sales for dedicated logistics for the nine months ended September 30, 1995 were nearly double last year's record pace at September 30, 1994. Although slightly behind last year's record pace, full service truck lease sales have also continued to be strong in 1995. Revenue from the division's public transportation services businesses increased 8% and 10% in the third quarter and first nine months of 1995, respectively, compared with the same periods last year, due primarily to the addition of new contracts. Commercial truck rental revenue increased 1% and 9% in the third quarter and first nine months of 1995, respectively, compared with the same periods in 1994. Higher demand created by new full service truck lease customers using rental vehicles while awaiting delivery of new lease vehicles was the largest contributing factor to the nine month increase. Revenue from consumer truck rental was about the same in both the third quarter and first nine months of 1995 compared with the same periods last year.

Pretax profits for Vehicle Leasing & Services were $57 million in the third quarter of 1995 compared with $68 million in the third quarter of 1994. For the nine months ended September 30, 1995, pretax earnings were $171 million compared with $179 million last year. Pretax earnings in the third quarter and first nine months of 1995 were impacted by separation and relocation costs of approximately $12 million. These costs were incurred as a result of the third quarter consolidation of the division's twenty consumer truck rental administrative locations into two central locations as well as headcount reductions driven by the implementation of new systems and processes in the division's commercial businesses.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
          Three and nine months ended September 30, 1995 and 1994

Margin (revenue less direct operating expenses, depreciation and interest expense) from full service truck leasing was slightly higher and margin as a percentage of revenue was lower in the third quarter and first nine months of 1995 compared with the same periods last year. As a result of significant market competition, full service truck leasing margins continued to be impacted by lower prices on newer leases compared with prices on older and expiring leases. Higher interest costs in 1995 compared with 1994 also impacted margins. Dedicated logistics margin was higher in the third quarter and first nine months of 1995 compared with the same periods in 1994 as a result of strong revenue growth. Margin as a percentage of revenue for this product line in both 1995 periods was comparable with the same periods in 1994. Margin and margin as a percentage of revenue from the division's public transportation services businesses were higher in the first nine months of 1995 compared with the first nine months of 1994, due mainly to increased revenue and lower workers' compensation expense. Margins for this business unit in the third quarter, its seasonal low period, were comparable with those in last year's third quarter.

Commercial truck rental margin and margin as a percentage of revenue were lower in the third quarter and first nine months of 1995 compared with the same periods last year. Lower margins were due primarily to higher interest expense and lower asset utilization as a result of slowing rental demand during 1995 on a larger fleet. Consumer truck rental margin and margin as a percentage of revenue were relatively unchanged in the third quarter and first nine months of 1995 compared with the same periods in 1994. Margins in both 1995 periods reflected lower asset utilization and higher interest expense, offset by lower vehicle liability expense. Total fleet levels in the rental product lines were reduced in the third quarter of 1995 from second quarter levels and continued fleet level reductions are planned for the fourth quarter.

For the division as a whole, earnings in the third quarter and first nine months of 1995 benefited from higher overall margin dollars in both periods and increases in gains on vehicle sales of $4 million and $16 million, respectively, compared with the same periods in 1994. These items were offset by separation and relocation costs of $12 million, higher indirect operating expenses resulting from general increases in business activity, and continued spending related to reengineering and systems initiatives and the development of greater logistics design, operations and sales capabilities.

AUTOMOTIVE CARRIERS

Third quarter results for Automotive Carriers were significantly impacted by the International Brotherhood of Teamsters strike which began on September 7, 1995 and lasted for 32 days. In the third quarter of 1995, revenue and vehicle shipments were significantly lower than last year's third quarter and, as such, the division reported a pretax loss of $14 million. Prior to commencement of the strike, 1995 year-to-date revenue, vehicle shipments and earnings were comparable with 1994 levels.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
          Three and nine months ended September 30, 1995 and 1994

On October 9, 1995, the Teamsters and representatives of the automobile truckaway industry tentatively reached a four-year agreement (retroactive to May 21, 1995). The new agreement includes provisions for wage and benefit increases over the term of the agreement. The division is commencing negotiations with its customers for the purpose of obtaining rate relief relating to the new agreement.

In the fourth quarter of 1995 the division expects to transport many of the vehicles manufactured during the strike which were not yet shipped as of the end of the strike. Increased vehicle shipments in the fourth quarter combined with other planned actions should allow the division to recover much of its third quarter loss.

OTHER

Other, which is comprised primarily of corporate administrative costs, reported net expenses in the third quarter and first nine months of 1995 of $6 million and $17 million, respectively, compared with net expenses of $6 million and $18 million, respectively, in the same periods last year.

ACCOUNTING CHANGE AND RECENT ACCOUNTING PRONOUNCEMENTS

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

In 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Statement No. 123, "Accounting for Stock-Based Compensation." The Company will adopt both statements in the first quarter of 1996 and, based on current circumstances, does not believe the effect of the adoptions will be material to the Company's financial position or results of operations.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
          Three and nine months ended September 30, 1995 and 1994

LIQUIDITY AND CAPITAL RESOURCES

Total capital expenditures in the first nine months of 1995 were $1.7 billion, compared with $1.3 billion in the first nine months of 1994, due primarily to growth within the Company's contractual product lines. Capital expenditures for full service truck leasing (which include the equipment required to service new dedicated logistics customers) were $1.0 billion in the first nine months of 1995, an increase of $292 million compared with last year's first nine months, due primarily to continued high levels of new business sales. Capital expenditures for commercial and consumer truck rental increased $71 million in the first nine months of 1995 compared with last year's first nine months, due primarily to the replacement of older units. Capital expenditures in Automotive Carriers increased $33 million in the first nine months of 1995 compared with the same period last year, also as a result of planned fleet replacement. The remaining increase in capital expenditures of $45 million in the first nine months of 1995 compared with the first nine months of 1994, reflected higher expenditures on operating property and equipment, primarily relating to reengineering and systems initiatives, and maintenance facilities improvements. An increase of $64 million in proceeds from sales of property and revenue earning equipment in the first nine months of 1995 compared with the same period last year offset a portion of the increase in capital expenditures.

Total debt at September 30, 1995 was $2.5 billion, compared with $1.9 billion at December 31, 1994. The increase in debt was due to financing requirements associated with 1995 capital expenditures. During the first nine months of 1995 the Company issued $778 million of unsecured medium-term notes. U.S. commercial paper outstanding at the end of the third quarter of 1995 was $123 million, compared with $44 million at December 31, 1994. The Company redeemed $300 million of unsecured notes at par and made $70 million of scheduled unsecured note payments during the first nine months of 1995. The Company's foreign debt increased $88 million in the first nine months of 1995. The Company's debt to equity ratio at September 30, 1995 was 208%, compared with 205% at June 30, 1995 and 169% at December 31, 1994.

Cash flow from operating activities in the first nine months of 1995 was $673 million compared with $546 million in the same period last year. The 1995 increase resulted primarily from higher non-cash charges for depreciation and deferred income taxes, proceeds of $30 million from sales of receivables as part of the Company's receivables securitization program and increased cash provided from changes in other working capital items. The lower level of cash provided from other working capital items in 1994 was primarily due to a lower balance of receivables sold at September 30, 1994 compared with December 31, 1993. Cash flow from operating activities (excluding sales of receivables) plus asset sales as a percentage of capital expenditures was 52% in the first nine months of 1995 compared with 57% in the same period last year.

As part of its financing program, the Company periodically enters into sale and leaseback agreements for revenue earning equipment which are treated as operating leases. Proceeds from sale-leaseback transactions were $300 million in the first nine months of both 1995 and 1994. At September 30, 1995 and December 31, 1994, the Company had interest rate swap agreements with aggregate notional amounts outstanding of $773 million and $673 million, respectively. In the first

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
          Three and nine months ended September 30, 1995 and 1994

nine months of 1995 the Company entered into three interest rate swap agreements with notional principal amounts totaling $100 million and terms ranging from six months to two years, which modify variable interest rate reset dates on certain obligations. The Company also had interest rate cap agreements with aggregate notional amounts totaling $350 million outstanding at September 30, 1995 and December 31, 1994. The interest rate swap and cap instruments have been assigned to specific financial obligations, and amounts to be paid or received under the agreements are recognized over the terms of the agreements as adjustments to earnings. The Company has no derivative instruments held for trading purposes or that are leveraged.

The Company had contractual lines of credit totaling $693 million at September 30, 1995, of which $552 million was available. Also, at September 30, 1995, the Company had $457 million of debt securities available under a shelf registration filed in 1995.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
          Three and nine months ended September 30, 1995 and 1994

SELECTED FINANCIAL AND OPERATIONAL DATA
(Dollars in thousands)

                                                     THIRD QUARTER              NINE MONTHS
                                                ----------------------    ----------------------
                                                     1995         1994         1995         1994
------------------------------------------------------------------------------------------------
VEHICLE LEASING & SERVICES
Revenue:
 Full service lease and programmed maintenance  $ 526,957      477,426    1,551,127    1,378,671
 Commercial and consumer rental                   330,927      329,083      882,815      844,593
 Dedicated logistics                              234,834      181,038      688,776      495,058
 Public transportation                             76,120       70,357      287,698      261,088
 Other and eliminations                            (5,718)        (159)     (15,567)      (1,152)
                                                ---------    ---------    ---------    ---------
  Total                                         1,163,120    1,057,745    3,394,849    2,978,258

Operating expense                                 891,409      802,489    2,618,166    2,272,750
Depreciation expense                              184,435      162,651      527,540      466,495
Gains on sale of revenue earning equipment        (20,151)     (16,520)     (68,916)     (52,742)
Interest expense                                   50,434       39,552      144,925      110,099
Miscellaneous expense, net                            221        1,572        1,751        2,877
                                                ---------    ---------    ---------    ---------
Earnings before income taxes                    $  56,772       68,001      171,383      178,779
                                                =========    =========    =========    =========
Fleet size (owned and leased):
 Full service lease                                                          96,839       85,237
 Commercial and consumer rental                                              84,880       76,763
Buses operated or managed                                                    12,703       12,558
Ryder Truck Rental service locations                                          1,121        1,080
------------------------------------------------------------------------------------------------
AUTOMOTIVE CARRIERS

Revenue                                         $ 104,150      141,535      439,756      477,369
                                                =========    =========    =========    =========
Earnings (loss) before income taxes             $ (13,622)       9,646       14,834       34,863
                                                =========    =========    =========    =========
Total units transported (000)                         987        1,413        4,269        4,625
Total miles traveled (000)                         40,583       54,102      165,633      175,966
Auto transports:
 Owned and leased                                                             3,249        3,826
 Owner-operators                                                                458          507
Locations                                                                        83           91
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

(b)      REPORTS ON FORM 8-K

         A report on Form 8-K, dated September 27, 1995, was filed by the Registrant with respect to a press release commenting on expected earnings for the three-month period ending September 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RYDER SYSTEM, INC.
                                         (Registrant)

Date: November 8, 1995                   /S/ EDWIN A. HUSTON
                                         -------------------------------------
                                         Edwin A. Huston
                                         Senior Executive Vice President-Finance
                                         and Chief Financial Officer
                                         (Principal Financial Officer)

Date: November 8, 1995                   /S/ ANTHONY G. TEGNELIA
                                         ---------------------------------------
                                         Anthony G. Tegnelia
                                         Senior Vice President
                                         and Controller (Principal
                                         Accounting Officer)