Form 10-K405
period 1995-12-31
RYDER SYSTEM INC
filed 1996-03-27
CIK 85961

================================================================================

                                  FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

       [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 FOR THE TRANSITION PERIOD FROM       TO
                                                -----    ------

                         Commission file number 1-4364

                               RYDER SYSTEM, INC.
           (Exact name of registrant as specified in its charter)

     FLORIDA                                     59-0739250
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)              Identification No.)

     3600 N.W. 82 AVENUE, MIAMI, FLORIDA 33166   (305) 593-3726
     (Address of principal executive             (Telephone number
     offices including zip code)                 including area code)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: YES  X     NO
                                              ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold as of January 31, 1996, was $1,852,783,055. The number of shares of Ryder System, Inc. Common Stock ($.50 par value) outstanding as of January 31, 1996, was 79,317,214.


          Documents Incorporated by             Part of Form 10-K into which
          Reference into this Report            Document is Incorporated
          ------------------------------        ----------------------------

          Ryder System, Inc. 1995 Annual        Parts I, II and IV
          Report to Shareholders*

          Ryder System, Inc. 1996 Proxy         Part III
          Statement

          *The Ryder System, Inc. 1995 Annual Report to Shareholders is incorporated herein only to the extent specifically stated.

================================================================================
                          [Cover page 1 of 3 pages]

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class of securities                Exchange on which registered
---------------------------------                ----------------------------
Ryder System, Inc. Common Stock                  New York Stock Exchange
      ($.50 par value) and Preferred             Pacific Stock Exchange
      Share Purchase Rights                      Chicago Stock Exchange
      (the Rights are not currently
      exercisable, transferable or
      exchangeable apart from the
      Common Stock)

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

Ryder System, Inc. 8 3/8% Series H Bonds,        New York Stock Exchange
      due February 15, 2017

Ryder System, Inc. 8 3/4% Series J Bonds,        New York Stock Exchange
      due March 15, 2017

Ryder System, Inc. 9 7/8% Series K Bonds,        New York Stock Exchange
      due May 15, 2017

Ryder System, Inc. 9 1/4% Series N Notes,        None
      due May 15, 2001

Ryder System, Inc. Medium-Term Notes due         None
from 9 months to 10 years from date of
issue at rate based on market rates at time
of issuance

Ryder System, Inc. Medium-Term Notes, Series     None
7, due from 9 months to 30 years from date
of issue at rate based on market rates at
time of issuance

Ryder System, Inc. Medium-Term Notes, Series     None
8, due from 9 months to 30 years from date
of issue at rate based on market rates at time
of issuance

Ryder System, Inc. Medium-Term Notes, Series     None
9, due 9 months or more from date of issue at
rate based on market rates at time of issuance

                          [Cover page 2 of 3 pages]


Title of each class of securities                  Exchange on which registered
---------------------------------                  ----------------------------
Ryder System, Inc. Medium-Term Notes,              None
Series 10, due 9 months or more from date of
issue at rate based on market rates at time
of issuance

Ryder System, Inc. Medium-Term Notes,              None
Series 11, due 9 months or more from date of
issue at rate based on market rates at time
of issuance

Ryder System, Inc. Medium-Term Notes,              None
Series 12, due 9 months or more from date of
issue at rate based on market rates at time
of issuance

Ryder System, Inc. Medium-Term Notes,              None
Series 13, due 9 months or more from date of
issue at rate based on market rates at time
of issuance




SECURITIES REGISTERED PURSUANT TO SECTION
12(g) OF THE ACT:                                  None

                          [Cover page 3 of 3 pages]

                              RYDER SYSTEM, INC.
                           Form 10-K Annual Report


                              TABLE OF CONTENTS

                                                                    Page No.
                                                                    --------
PART I

Item 1    Business.................................................       5
Item 2    Properties...............................................      11
Item 3    Legal Proceedings........................................      11
Item 4    Submission of Matters to a Vote of Security Holders......      12


PART II

Item 5    Market for Registrant's Common Equity and Related
            Stockholder Matters ...................................      13
Item 6    Selected Financial Data..................................      13
Item 7    Management's Discussion and Analysis of Financial
            Condition and Results of Operations....................      13
Item 8    Financial Statements and Supplementary Data..............      13
Item 9    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure....................      13


PART III

Item 10   Directors and Executive Officers of the Registrant.......      14
Item 11   Executive Compensation...................................      14
Item 12   Security Ownership of Certain Beneficial Owners and
            Management.............................................      14
Item 13   Certain Relationships and Related Transactions...........      14


PART IV

Item 14   Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K..............................................      15

                                    PART I

                              ITEM 1.  BUSINESS

General

Ryder System, Inc. ("the Company") was incorporated in Florida in 1955.
Through its subsidiaries, the Company engages primarily in the following businesses: 1) integrated logistics, including dedicated contract carriage, the management of common carriers, inventory deployment, and information technology; 2) full service leasing and short-term rental of trucks, tractors and trailers; 3) public transportation management, operations and maintenance services, and student transportation services; and 4) transportation of new automobiles and trucks. The Company's main operating segments are Vehicle Leasing & Services (which is engaged in the businesses described in 1) through
3) above) and Automotive Carriers (which is engaged in the business described in 4) above). General Motors Corporation ("GM") is the largest single customer of the Company, accounting for approximately 9%, 10% and 11% of consolidated revenue of the Company in 1995, 1994 and 1993, respectively.

At December 31, 1995, the Company and its subsidiaries had a fleet of 203,932 vehicles and 44,503 employees.(1)

Segment Information

Financial information about industry segments is incorporated by reference from the "Financial Review" on pages 18 through 28 and the "Notes to Consolidated Financial Statements - Segment Information" on page 42 of the Ryder System, Inc. 1995 Annual Report to Shareholders.

Vehicle Leasing & Services

The Vehicle Leasing & Services Division, which is comprised of Ryder Dedicated Logistics, Inc. ("Ryder Dedicated Logistics"), the Commercial Leasing and Services and Consumer Truck Rental Divisions of Ryder Truck Rental, Inc. ("Ryder Commercial Leasing & Services" and "Ryder Consumer Truck Rental," respectively), the Ryder Public Transportation Services group of companies
("Ryder Public Transportation"), and Ryder International, Inc. ("Ryder International"), provides a wide variety of highway transportation services, including integrated logistics (including dedicated contract carriage, the management of common carriers, inventory deployment, and information technology), full service leasing of trucks, tractors and trailers, commercial and consumer truck rental, contract and non-contract truck maintenance, public transportation management, operations and maintenance services, and student transportation services. As of December 31, 1995, the Vehicle Leasing & Services Division had 197,029 vehicles and 39,383 employees (excluding the personnel described in footnote 1 below). The total revenue contributed by the Vehicle Leasing & Services Division was 89%, 86% and 85% of the consolidated revenue of the Company in 1995, 1994 and 1993, respectively.

Through Ryder Dedicated Logistics, the Vehicle Leasing & Services Division provides integrated logistics services (a system-wide management view of a customer's entire supply chain, from raw materials supply through finished goods distribution), and custom-tailored commercial and consumer product distribution, including dedicated contract carriage, the management of common carriers, inventory deployment, and information technology, from 747 locations in the U.S. and Canada. Services include varying combinations of logistics system design, provision of vehicles and equipment, maintenance, provision of drivers, warehouse management (including cross docking and flow-through distribution), transportation management, vehicle dispatch, just-in-time delivery, and information systems support. Logistics systems include modal procurement and management of all modes of transportation, shuttles, interstate long-haul operations,

-------------------------

  (1) This number does not include: (a) operating personnel of local transit authorities managed by certain subsidiaries of the Company (in such situations, the entire cost of compensation and benefits for such personnel is passed through to the transit authority, which reimburses the Company's subsidiaries); or (b) drivers obtained by certain subsidiaries of the Company under driver leasing agreements.

just-in-time service to assembly plants, and factory-to-warehouse-to-retail facility service. These services are used in the automotive, paper and paper packaging, chemical, electronic and office equipment, news, food and beverage, housing, and general retail industries, along with other industries. Ryder Dedicated Logistics specializes in inbound and aftermarket automotive parts delivery. These specialized services are used by customers such as GM (including Saturn), Chrysler Corporation ("Chrysler"), Toyota Motor Manufacturing USA Inc. ("Toyota"), Ford Motor Company ("Ford"), and various auto parts retailers. In 1995, Ryder Dedicated Logistics continued to expand its presence in the logistics market through internal growth.

Through Ryder Commercial Leasing & Services, the Vehicle Leasing & Services Division provides full service truck leasing to more than 12,400 customers (ranging from large national enterprises to small companies), with a fleet of 91,697 vehicles (including 12,623 vehicles leased to affiliates), through 1,032 locations in 49 states, Puerto Rico, and 8 Canadian provinces. Under a full service lease, Ryder Commercial Leasing & Services provides customers with vehicles, maintenance, supplies and related equipment necessary for operation, while the customers furnish and supervise their own drivers, and dispatch and exercise control over the vehicles. Additionally, Ryder Commercial Leasing & Services provides contract maintenance services to more than 1,250 customers, servicing 34,610 vehicles (including approximately 7,900 vehicles owned by affiliates) under maintenance contracts, and provides short-term commercial truck rental, which tends to be seasonal, to commercial customers to supplement their fleets during peak business periods. In 1995, Ryder Commercial Leasing & Services focused on the expansion of its long-term contractual businesses such as the full service leasing of trucks, tractors and trailers, and contract truck maintenance, through internal growth. Additionally in 1995, Ryder Commercial Leasing & Services continued to develop new services for customers. Such developments include the Ryder Citicorp Finance Lease, which was introduced to select customers in the fall of 1995. By expanding its vehicle financing options, Ryder Commercial Leasing & Services gives customers the flexibility to choose full service lease or finance lease with contract maintenance for their vehicles. The Ryder Citicorp Finance Lease is scheduled to be rolled out nationwide in 1996.

Through Ryder Consumer Truck Rental, the Vehicle Leasing & Services Division provides short-term consumer truck rental, which tends to be seasonal, principally to consumers who use the trucks primarily for the movement of household goods. A fleet of 78,975 vehicles, ranging from heavy-duty tractors and trailers to light-duty trucks, is available for commercial and consumer short-term rental from over 5,000 locations and independent dealers in 49 states, the District of Columbia, Puerto Rico, and Canada.

Through Ryder Public Transportation, the Vehicle Leasing & Services Division provides public transportation management, operations and maintenance services, and student transportation services. Ryder Public Transportation now manages or operates 92 public transportation systems with 4,580 vehicles in 29 states and the District of Columbia, operates 8,267 school buses in 20 states, maintains approximately 20,000 public transportation or fleet vehicles in 18 states and Puerto Rico, and provides public transportation management consulting services. In 1995, Ryder Public Transportation continued to expand its presence in the public transportation management, operations and maintenance markets and student transportation markets through internal growth. An increasing number of U.S. school districts now have the option of contracting with private operators such as Ryder Public Transportation for student transportation services.

Through Ryder International, the Vehicle Leasing & Services Division provides a wide variety of highway transportation services in international markets outside the United States and Canada, including integrated logistics (which includes dedicated contract carriage, the management of common carriers, inventory deployment, and information technology), full service leasing of trucks, tractors and trailers, commercial truck rental, and contract and non-contract truck maintenance. As of December 31, 1995, the International Division had 12,146 vehicles, 3,229 employees, and provided service through 104 locations in the United Kingdom, Germany, Mexico, Poland, Argentina and Brazil. The International Division has developed, and is in the process of implementing, a strategy for growth in international markets outside the United States and Canada. This strategy is designed to enable the International Division to take full advantage of, and build upon, the Company's expertise in providing logistics solutions to businesses involved in the over-the-road transportation of goods. In 1995, the International Division continued to expand its presence in Mexico through internal growth. Additionally, in the fourth quarter of 1995, the International Division opened offices in Argentina and Brazil.

The Vehicle Leasing & Services Division has historically disposed of its used surplus revenue earning equipment at prices in excess of book value. The Vehicle Leasing & Services Division reported gains on the sale of revenue earning equipment (reported as reductions in depreciation expense) of approximately 20%, 19% and 16% of the Vehicle Leasing & Services Division's earnings before interest and taxes in 1995, 1994 and 1993, respectively. The extent to which the Vehicle Leasing & Services Division may consistently continue to realize gains on disposal of its revenue earning equipment is dependent upon various factors including the general state of the used vehicle market, the condition and utilization of the Vehicle Leasing & Services Division's fleet and depreciation policies with respect to its vehicles.

Automotive Carriers

The Automotive Carrier Division transports new automobiles and trucks to dealers, and to and from various distribution points, throughout the United States and several Canadian provinces for GM, Chrysler, Toyota, Ford, American Honda Motor Co., Inc., and for most other automobile and light truck manufacturers. GM remains the Automotive Carrier Division's largest single customer accounting for 54%, 54% and 57% of the Automotive Carrier Division's revenue in 1995, 1994 and 1993, respectively. The total revenue contributed by the Automotive Carrier Division was 11%, 14% and 15% of the consolidated revenue of the Company in 1995, 1994 and 1993, respectively.

The GM carriage contracts are typically subject to cancellation upon 30 days notice by either party. The business is primarily dependent upon the level of North American production, importation and sales by GM and various other manufacturers. Consequently, the business is adversely affected by any significant reductions in, or prolonged curtailments of, production by customers because of market conditions, strikes or other conditions.

As of December 31, 1995, the Automotive Carrier Division had 3,367 auto transport vehicles (including owner-operator vehicles), 4,763 employees (excluding leased drivers), and provided service through 85 locations in 34 states and 3 Canadian provinces. Most of the Automotive Carrier Division's employees are covered by an industry-wide collective bargaining agreement, the term of which ends May 31, 1999.

Competition

As an alternative to using the Company's services, customers may choose to provide similar services for themselves, or may choose to purchase similar or alternative services from other third-party vendors.

The integrated logistics operations of the Vehicle Leasing & Services Division (which includes dedicated contract carriage, the management of common carriers, inventory deployment, and information technology) and the Automotive Carrier Division compete with companies providing similar services on a national, regional and local level. Additionally, these businesses are subject to potential competition in most of the regions they serve from railroads and motor carriers. Competitive factors include price, equipment, maintenance, geographical coverage, and expertise in logistics related technology. Value-added differentiation of these service offerings has been, and will continue to be, the Company's strategy.

The full service truck leasing, commercial and consumer truck rental, and contract and non-contract truck maintenance operations of the Vehicle Leasing & Services Division compete with companies providing similar services on a national, regional and local level. Regional and local competitors may sometimes provide services on a national level through their participation in various cooperative programs and through their membership in various industry associations. Competitive factors include price, equipment, maintenance and geographical coverage. The Vehicle Leasing & Services Division also competes, to an extent, with a number of truck and trailer manufacturers who have entered the field of truck and trailer leasing, extended warranty maintenance, rental, and other forms of transportation services. Value-added differentiation of the Vehicle Leasing & Services Division's full service truck leasing, commercial and consumer truck rental, and contract and non-contract truck maintenance service offerings has been, and will continue to be, the Company's strategy.

The public transportation management, operations and maintenance services and the student transportation services of the Vehicle Leasing & Services Division compete with companies providing similar services on a national, regional and local level. Additionally, many governmental entities choose to provide these services for themselves. In geographical areas where third-party vendors are used, the market tends to be fragmented and competitive. Competitive factors include price, equipment, maintenance, and geographical coverage. Value-added differentiation of these service offerings has been, and will continue to be, the Company's strategy.

The International Division competes, on a country-by-country basis, with companies providing similar services in international markets outside the United States and Canada. In the United Kingdom, the markets for full service leasing of trucks, tractors and trailers, and dedicated contract carriage services are well developed and competitive, similar to those in the U.S. and Canada. Recent developments in Mexico following the approval of the North American Free Trade Agreement (NAFTA), Germany's continued integration into the European Community and the resulting deregulation, and Poland's transformation to a market economy, create a growing opportunity for the International Division to provide services in these new markets. Additionally, recent developments in Argentina and Brazil, such as the expanded investment in automotive manufacturing, create a growing opportunity for the International Division to provide services in these new markets. The International Division expects that competition with its services in these emerging markets will develop. Competitive factors include price, equipment, maintenance, geographical coverage, market knowledge and expertise in logistics related technology. Value-added differentiation of the Company's service offerings continues to be the International Division's strategy in those markets.

Other Developments and Further Information

Many federal, state and local laws designed to protect the environment, and similar laws in some foreign jurisdictions, have varying degrees of impact on the way the Company and its subsidiaries conduct their business operations, primarily with regard to their use, storage and disposal of petroleum products and various wastes associated with vehicle maintenance activities. Compliance with these laws and with the Company's environmental protection policies involves the expenditure of considerable funds. Based on information presently available, management believes that the ultimate disposition of such matters, although potentially material to the Company's results of operations in any one year, will not have a material adverse effect on the Company's financial condition or liquidity.

For further discussion concerning the business of the Company and its subsidiaries see the information referenced under Items 7 and 8 of this report.

Executive Officers of the Registrant

All of the executive officers of the Company were elected or re-elected to their present offices either at or subsequent to the meeting of the Board of Directors held on May 5, 1995 in conjunction with the Company's 1995 Annual Meeting on the same date. They all hold such offices, at the discretion of the Board of Directors, until their removal, replacement or retirement.



       Name             Age                    Position
-------------------     ---        ----------------------------------------
M. Anthony Burns        53         Chairman, President and
                                   Chief Executive Officer

Dwight D. Denny         52         Executive Vice President - Development

R. Ray Goode            59         Senior Vice President - Public Affairs

James B. Griffin        41         President - Ryder Commercial Leasing &
                                   Services

John R. Haddock         49         Senior Vice President - Marketing

James M. Herron         61         Senior Executive Vice President and
                                   General Counsel

Edwin A. Huston         57         Senior Executive Vice President -
                                   Finance and Chief Financial Officer

Thomas E. McKinnon      51         Executive Vice President - Human
                                   Resources

Larry S. Mulkey         52         President - Ryder Dedicated Logistics, Inc

Bruce D. Parker         48         Senior Vice President - Management
                                   Information Systems and
                                   Chief Information Officer

J. Ernest Riddle        54         President - Ryder International, Inc.

Gerald R. Riordan       47         President - Ryder Consumer Truck Rental and
                                   President - Ryder Public Transportation
                                   Services, Inc.

Anthony G. Tegnelia     50         Senior Vice President and Controller

Randall E. West         47         President - Ryder Automotive Carrier
                                   Group, Inc.

M. Anthony Burns has been Chairman of the Board since May 1985, Chief Executive
Officer since January 1983, and President and a director since December 1979.


Dwight D. Denny has been Executive Vice President - Development since January 1996, and was President - Ryder Commercial Leasing & Services from December
1992 to December 1995. Mr. Denny served Ryder Truck Rental, Inc. as Executive Vice President and General Manager - Commercial Leasing & Services from June 1991 to December 1992. Mr. Denny served Ryder Truck Rental, Inc. as Senior Vice President and General Manager - Eastern Area from March 1991 to June 1991, and Senior Vice President - Central Area from December 1990 to March 1991. Mr. Denny previously served Ryder Truck Rental, Inc. as Region Vice President in Tennessee from July 1985 to December 1990.

R. Ray Goode has been Senior Vice President - Public Affairs since November 1993. Mr. Goode served as President and Chief Executive Officer of the We Will Rebuild organization from September 1992 to November 1993. Mr. Goode was Managing Partner of Goode, Olcott, Knight & Associates from April 1989 to September 1992, and served successively as Vice President, President and Chairman and Chief Executive Officer of The Babcock Company (a subsidiary of Weyerhaeuser Company) from 1976 to 1989. Mr. Goode previously served as County Manager for Metropolitan Dade County, Florida from 1970 to 1976.

James B. Griffin has been President - Ryder Commercial Leasing & Services since January 1996, and was President - Ryder Automotive Carrier Group, Inc. from February 1993 to December 1995. Mr. Griffin served Ryder Truck Rental, Inc. as Vice President and General Manager - Mid-South Region from December 1990 to February 1993. Mr. Griffin previously served Ryder Truck Rental, Inc. as Region Vice President in Syracuse, New York from April 1988 to December 1990.

John R. Haddock has been Senior Vice President - Marketing since January 1996, and was Senior Vice President - Industry and Commercial Marketing from November 1994 to December 1995. Mr. Haddock previously served General Electric Company as Vice President - Global Business Development of General Electric Medical Systems from April 1994 to November 1994, as Vice President and General Manager of Global X-Ray of General Electric Medical Systems from January 1993 to
April 1994, and as Vice President and General Manager of Americas Marketing and Engineering from 1990 to January 1993.

James M. Herron has been Senior Executive Vice President since July 1989 and General Counsel since April 1973. Mr. Herron was also Secretary from February 1983 through February 1986.

Edwin A. Huston has been Senior Executive Vice President - Finance and Chief Financial Officer since January 1987. Mr. Huston was Executive Vice President
- Finance from December 1979 to January 1987.

Thomas E. McKinnon has been Executive Vice President - Human Resources since June 1995. Mr. McKinnon previously served Unisys Corporation as Vice President
- Human Resources from August 1990 to June 1995.

Larry S. Mulkey has been President - Ryder Dedicated Logistics, Inc. (formerly Ryder Distribution Resources, Inc.) since November 1990. Mr. Mulkey was President - Ryder Public Transportation Services from June 1993 to October 1994, and, prior to the organization of the Ryder Public Transportation Services group, was President of each of the companies comprising that group from November 1990 to June 1993. From November 1990 to December 1992, Ryder's operations in the United Kingdom and Germany reported to Mr. Mulkey. Mr. Mulkey was Senior Vice President and General Manager - Central Area of Ryder Truck Rental, Inc. from January 1986 to November 1990, and was Senior Vice President and General Manager - Eastern Area of Ryder Truck Rental, Inc. from August 1985 to January 1986.

Bruce D. Parker has been Senior Vice President - Management Information Systems and Chief Information Officer since September 1994. Mr. Parker served American Airlines, Inc. as a Vice President of American and as President of Sabre Development Services Division from April 1993 to September 1994. Mr. Parker previously served as a Vice President of Sabre Computer Services Division from 1988 to April 1993, and as Managing Director of Customer Services for Sabre Computer Services Division from 1987 to 1988.


J. Ernest Riddle has been President - Ryder International, Inc. since January 1996, and was Executive Vice President - Marketing from June 1994 to December 1995. Mr. Riddle served as Senior Vice President - Marketing and Sales of Ryder Commercial Leasing & Services from January 1993 to June 1994. Mr. Riddle previously served Xerox

Corporation as European Director of Marketing and Sales from October 1992 to January 1993, as Vice President - Worldwide Marketing Operations from November 1990 to October 1992, and as Vice President - Field Operations for the U.S. Group from November 1988 to November 1990.

Gerald R. Riordan has been President - Ryder Consumer Truck Rental since December 1992 and has been President - Ryder Public Transportation Services, Inc. since October 1994. Mr. Riordan served as Senior Vice President and General Manager of the Consumer Rental Division of Ryder Truck Rental, Inc. from June 1991 to December 1992. Mr. Riordan previously served Ryder Truck Rental, Inc. as Senior Vice President - Rental and Quality from December 1990 to June 1991, as Vice President of Quality from January 1988 to December 1990, and as Vice President of Rental from January 1983 to January 1988.

Anthony G. Tegnelia has been Senior Vice President since March 1991 and Controller since August 1988. Mr. Tegnelia is the Company's principal accounting officer. Mr. Tegnelia served as Vice President - Corporate Systems from November 1986 to August 1988. Mr. Tegnelia served as Executive Vice President - Finance of the Company's former Freight System Division from September 1985 to October 1986, and as Senior Vice President - Finance of Ryder Distribution System (now Ryder Dedicated Logistics, Inc.) from March 1984 to August 1985.

Randall E. West has been President - Ryder Automotive Carrier Group, Inc. since January 1996, and was Senior Vice President and General Manager of the International Division from December 1993 to December 1995. Mr. West served Ryder Truck Rental, Inc. as Vice President and General Manager - Southwest Region from September 1991 to December 1993. Mr. West previously served Ryder Truck Rental, Inc. as Region Vice President in New Orleans from November 1988 to September 1991.


                              ITEM 2.  PROPERTIES

The Company's property consists primarily of vehicles, vehicle maintenance and repair facilities, and other real estate and improvements. Information regarding vehicles is included in Item 1, which is incorporated herein by reference.

The Vehicle Leasing & Services Division has 2,086 locations in the United States, Canada and Puerto Rico; 471 of these facilities are owned and the remainder are leased. Such locations generally include a repair shop and administrative offices.

The International Division has 104 locations in the United Kingdom, Germany, Mexico, Poland, Argentina and Brazil; 16 of these facilities are owned and the remainder are leased. Such locations generally include a repair shop and administrative offices.

The Automotive Carrier Division has 78 locations in 34 states throughout the United States and 7 locations in Canada; 24 of these facilities are owned and the remainder are leased.


                           ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in various claims, lawsuits, and administrative actions arising in the course of their businesses. Some involve claims for substantial amounts of money and/or claims for punitive damages. While any proceeding or litigation has an element of uncertainty, management believes that the disposition of such matters, in the aggregate, will not have a material impact on the consolidated financial condition, results of operation or liquidity of the Company and its subsidiaries.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1995.

                                       PART II


                ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                       AND RELATED STOCKHOLDER MATTERS


The information required by Item 5 is incorporated by reference from page 43 ("Common Stock Data") of the Ryder System, Inc. 1995 Annual Report to Shareholders.



                       ITEM 6.  SELECTED FINANCIAL DATA

The information required by Item 6 is incorporated by reference from pages 44 and 45 of the Ryder System, Inc. 1995 Annual Report to Shareholders.



               ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The information required by Item 7 is incorporated by reference from pages 18 through 28 of the Ryder System, Inc. 1995 Annual Report to Shareholders.



             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is incorporated by reference from pages 30 through 42 and page 43 ("Quarterly Data") of the Ryder System, Inc. 1995 Annual Report to Shareholders.



          ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The information required by Item 10 regarding directors is incorporated by reference from pages 4 through 8 of the Ryder System, Inc. 1996 Proxy Statement.

The information required by Item 10 regarding executive officers is set out in
Item 1 of Part I of this Form 10-K Annual Report.

Additional information required by Item 10 is incorporated by reference from page 15 ("Filings Under Section 16(a)") of the Ryder System, Inc. 1996 Proxy Statement.


                       ITEM 11.  EXECUTIVE COMPENSATION


The information required by Item 11 is incorporated by reference from pages 9, 10 ("Compensation of Directors") and 19 through 22 of the Ryder System, Inc. 1996 Proxy Statement.


   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The information required by Item 12 is incorporated by reference from pages 14 and 15 of the Ryder System, Inc. 1996 Proxy Statement.


           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The information required by Item 13 is incorporated by reference from page 10 of the Ryder System, Inc. 1996 Proxy Statement.

                                   PART IV

              ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                           AND REPORTS ON FORM 8-K


(a) 1. Financial Statements for Ryder System, Inc. and Consolidated
       Subsidiaries:

       Items A through E are incorporated by reference from pages 29 through 42 of the Ryder System, Inc. 1995 Annual Report to Shareholders.

       A) Consolidated Statements of Earnings for years ended December 31, 1995, 1994 and 1993.

       B) Consolidated Balance Sheets for December 31, 1995 and 1994.

       C) Consolidated Statements of Cash Flows for years ended December 31, 1995, 1994 and 1993.

       D) Notes to Consolidated Financial Statements.

       E) Independent Auditors' Report.


    2. Not applicable.


All other schedules and statements are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

Supplementary Financial Information consisting of selected quarterly financial data is incorporated by reference from page 43 of the Ryder System, Inc. 1995 Annual Report to Shareholders.

    3. Exhibits:

    The following exhibits are filed with this report or, where indicated, incorporated by reference (Forms 10-K, 10-Q and 8-K referenced herein have been filed under the Commission's file No. 1-4364). The Company will provide a copy of the exhibits filed with this report at a nominal charge to those parties requesting them.



                              EXHIBIT INDEX

Exhibit
Number     Description
-------    ----------------------------------------------------------------
[S]        [C]
3.1 The Ryder System, Inc. Restated Articles of Incorporation, dated November 8, 1985, as amended through May 18, 1990, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, are incorporated by reference into this report.

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

4.2(b) The First Supplemental Indenture between Ryder System, Inc. and The Chase Manhattan Bank (National Association) dated October 1, 1987, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated by reference into this report.

4.3 The Form of Indenture between Ryder System, Inc. and The Chase Manhattan Bank (National Association) dated as of May 1, 1987, and supplemented as of November 15, 1990 and June 24, 1992, filed with the Commission on July 30, 1992 as an exhibit to the Company's Registration Statement on Form S-3 (No. 33-50232), is incorporated by reference into this report.

4.4(a) The Rights Agreement between Ryder System, Inc. and First Chicago Trust Company of New York (then named Morgan Guaranty Trust
           Company of New York) dated as of February 28, 1986, previously filed with the Commission as an exhibit to the Company's Registration Statement on Form 8-A dated March 7, 1986, is incorporated by reference into this report.

4.4(b) The Amendment to Rights Agreement between Ryder System, Inc. and First Chicago Trust Company of New York dated as of July 28,
           1989, previously filed
           with the Commission as an exhibit to the Company's Amendment to Application or Report on Form 8 dated August 2, 1989, is incorporated by reference into this report.

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

10.2(a) The form of amended and restated change of control severance agreement for executive officers dated as of February 24, 1989, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated by reference into this report.

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

10.3(a) The form of amended and restated severance agreement for executive officers dated as of February 24, 1989, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated by reference into this report.

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

10.4(a) The form of Ryder System, Inc. Incentive Compensation Deferral Agreement dated as of November 30, 1994, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated by reference into this report.
                                      17

10.4(b) The form of Ryder System, Inc. Incentive Compensation Deferral Agreement dated as of November 30, 1995.

10.5(a) The form of Ryder System, Inc. Salary Deferral Agreement dated as of November 30, 1994, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated by reference into this report.

10.5(b) The form of Ryder System, Inc. Salary Deferral Agreement dated as of November 30, 1995.

10.6(a) The form of Ryder System, Inc. director's fee deferral agreement dated as of December 31, 1994, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated by reference into this report.

10.6(b) The form of Ryder System, Inc. director's fee deferral agreement dated as of December 31, 1995.

10.7(a) The Ryder System, Inc. 1995 Incentive Compensation Plan for Headquarters Executive Management, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated by reference into this report.

10.7(b) The Ryder System, Inc. 1996 Incentive Compensation Plan for Headquarters Executive Management.

10.7(c) The Ryder System, Inc. 1996 Hybrid Incentive Compensation Plan for Headquarters Executive Management.

10.8(a)    The Ryder System, Inc. 1995 Incentive Compensation Plan for
           Ryder System, Inc. Senior Executive Vice Presidents, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated by reference into this report.

10.8(b) The Ryder System, Inc. 1996 Incentive Compensation Plan for Ryder System, Inc. Senior Executive Vice Presidents and Executive Vice President - Development.

10.9(a) The Ryder System, Inc. 1995 Incentive Compensation Plan for Senior Vice President and General Manager, International Division, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated by reference into this report.

10.9(b) The Ryder System, Inc. 1996 Incentive Compensation Plan for President - Ryder International.

10.10(a) The Ryder System, Inc. 1995 Incentive Compensation Plan for President, Automotive Carrier Division, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated by reference into this report.

10.10(b)   The Ryder System, Inc. 1996 Incentive Compensation Plan for President
           - Automotive Carrier Division.

10.11(a) The Ryder System, Inc. 1995 Incentive Compensation Plan for Chairman, President & Chief Executive Officer, Ryder System, Inc., previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated by reference into this report.

10.11(b) The Ryder System, Inc. 1996 Incentive Compensation Plan for Chairman, President & Chief Executive Officer, Ryder System, Inc.

10.12(a) The Ryder System, Inc. 1995 Incentive Compensation Plan for President-Commercial Leasing & Services, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated by reference into this report.

10.12(b) The Ryder System, Inc. 1996 Incentive Compensation Plan for President-Commercial Leasing & Services.

10.13(a) The Ryder System, Inc. 1995 Incentive Compensation Plan for President-Consumer Truck Rental, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated by reference into this report.

10.13(b) The Ryder System, Inc. 1996 Incentive Compensation Plan for President-Consumer Truck Rental.

10.14(a) The Ryder System, Inc. 1995 Incentive Compensation Plan for President - Ryder Dedicated Logistics, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated by reference into this report.

10.14(b)   The Ryder System, Inc. 1996 Incentive Compensation Plan for President
           - Ryder Dedicated Logistics.


10.15(a) The Ryder System, Inc. 1980 Stock Incentive Plan, as amended and restated as of August 18, 1995.

10.15(b) The form of Ryder System, Inc. 1980 Stock Incentive Plan, United Kingdom Section, dated May 4, 1995.

10.15(c) The form of Ryder System, Inc. 1980 Stock Incentive Plan, United Kingdom Section, dated October 3, 1995.

10.15(d) The form of Combined Non-Qualified Stock Option and Limited Stock Appreciation Right Agreement, dated October 3, 1995.

10.15(e)   Combined Non-Qualified Stock Option and Limited Stock
           Appreciation Right Agreement, dated January 15, 1996, between Ryder System, Inc. and E.A. Huston.

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

10.17(b) The First Amendment to the Ryder System Benefit Restoration Plan, effective as of December 16, 1988, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated by reference into this report.

10.18      Letter agreement, dated April 9, 1993, between Ryder System,
           Inc. and James Ernest Riddle, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated by reference into this report.

10.19      Distribution and Indemnity Agreement dated as of November 23,
           1993 between Ryder System, Inc. and Aviall, Inc., previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated by reference into this report.

10.20      Tax Sharing Agreement dated as of November 23, 1993 between
           Ryder System, Inc. and Aviall, Inc., previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated by reference into this report.

10.21 The Ryder System, Inc. Stock for Merit Increase Replacement Plan, as amended and restated as of August 18, 1995.

10.22 The Ryder System, Inc. 1995 Stock Incentive Plan, as amended and restated as of August 18, 1995.


10.23      The Ryder System, Inc. Savings Restoration Plan effective April 1,
           1995.

11.1       Statement regarding computation of per share earnings.

13.1 Portions of the Ryder System, Inc. 1995 Annual Report to Shareholders. Those portions of the Ryder System, Inc. 1995 Annual Report to Shareholders which are not incorporated by reference into this report are furnished to the Commission solely for information purposes and are not to be deemed "filed" as part of this report.

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

24.1       Manually executed powers of attorney for each of:

                              Arthur H. Bernstein
                              Joseph L. Dionne
                              Edward T. Foote II

                              John A. Georges
                              Vernon E. Jordan, Jr.
                              David T. Kearns
                              Lynn M. Martin
                              James W. McLamore
                              Paul J. Rizzo
                              Hicks B. Waldron
                              Alva O. Way
                              Mark H. Willes

    27.1       Financial Data Schedule.


(b) Reports on Form 8-K:

    The Company did not file any reports on Form 8-K during the last quarter of 1995.

(c) Executive Compensation Plans and Arrangements:

    Please refer to the description of Exhibits 10.1 through 10.23 set forth under under Item 14(a)3 of this report for a listing of all management contracts and compensation plans and arrangements filed with this report pursuant to Item 601(b)(10) of Regulation S-K.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 27, 1996             RYDER SYSTEM, INC.


                                  By:  /s/ M. Anthony Burns
                                       --------------------------------------
                                       M. Anthony Burns
                                       Chairman, President and Chief
                                       Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 27, 1996             By:  /s/ M. Anthony Burns
                                       ---------------------------------------
                                       M. Anthony Burns
                                       Chairman, President and Chief
                                       Executive Officer
                                       (Principal Executive Officer)


Date:  March 27, 1996             By:  /s/ Edwin A. Huston
                                       ---------------------------------------
                                       Edwin A. Huston
                                       Senior Executive Vice President-Finance
                                       and Chief Financial Officer
                                       (Principal Financial Officer)



Date:  March 27, 1996             By:  /s/ Anthony G. Tegnelia
                                       ---------------------------------------
                                       Anthony G. Tegnelia
                                       Senior Vice President and Controller
                                       (Principal Accounting Officer)

Date:  March 27, 1996           By:   /s/ Arthur H. Bernstein  *
                                      ----------------------------------
                                      Arthur H. Bernstein
                                      Director



Date:  March 27, 1996           By:   /s/ Joseph L. Dionne  *
                                      ----------------------------------
                                      Joseph L. Dionne
                                      Director



Date:  March 27, 1996           By:   /s/ Edward T. Foote II  *
                                      ----------------------------------
                                      Edward T. Foote II
                                      Director



Date:  March 27, 1996           By:   /s/ John A. Georges *
                                      ----------------------------------
                                      John A. Georges
                                      Director



Date:  March 27, 1996           By:   /s/ Vernon E. Jordan, Jr. *
                                      ----------------------------------
                                      Vernon E. Jordan, Jr.
                                      Director



Date:  March 27, 1996           By:   /s/ David T. Kearns *
                                      ----------------------------------
                                      David T. Kearns
                                      Director



Date:  March 27, 1996           By:   /s/ Lynn M. Martin *
                                      ----------------------------------
                                      Lynn M. Martin
                                      Director



Date:  March 27, 1996           By:   /s/ James W. McLamore *
                                      ----------------------------------
                                      James W. McLamore
                                      Director

Date:  March 27, 1996           By:  /s/ Paul J. Rizzo *
                                     --------------------------------------
                                     Paul J. Rizzo
                                     Director



Date:  March 27, 1996           By:  /s/ Hicks B. Waldron *
                                     --------------------------------------
                                     Hicks B. Waldron
                                     Director



Date:  March 27, 1996           By:  /s/ Alva O. Way *
                                     --------------------------------------
                                     Alva O. Way
                                     Director



Date:  March 27, 1996           By:  /s/ Mark H. Willes *
                                     -------------------------------------
                                     Mark H. Willes
                                     Director



                                *By: /s/ P. Gray Finney
                                     --------------------------------------
                                     P. Gray Finney
                                     Attorney-in-Fact