Form 10-Q
period 1996-03-31
RYDER SYSTEM INC
filed 1996-05-13
CIK 85961

- --------------------------------------------------------------------------------

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ________


                          Commission File No. 1-4364

                   ----------------------------------------

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

Ryder System, Inc. (the "Registrant" or the "Company") had 80,002,391 shares of common stock ($0.50 par value per share) outstanding as of April 30, 1996.

- --------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION


Item 1.     Financial Statements


CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

Ryder System, Inc. and Consolidated Subsidiaries

- -------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 1996 and 1995
(In thousands, except per share amounts)                                                               1996               1995
- -------------------------------------------------------------------------------------------------------------------------------
REVENUE                                                                                         $ 1,327,951          1,233,481
- -------------------------------------------------------------------------------------------------------------------------------
Operating expense                                                                                 1,078,645            994,763
Depreciation expense, net of gains (1996 - $21,016; 1995 - $28,698)                                 178,487            148,494
Interest expense                                                                                     52,816             45,109
Miscellaneous expense (income)                                                                          276                (10)
- -------------------------------------------------------------------------------------------------------------------------------
                                                                                                  1,310,224          1,188,356
- -------------------------------------------------------------------------------------------------------------------------------
    Earnings before income taxes and cumulative effect of change in accounting                       17,727             45,125
Provision for income taxes                                                                            7,548             18,546
- -------------------------------------------------------------------------------------------------------------------------------
    Earnings before cumulative effect of change in accounting                                        10,179             26,579
Cumulative effect of change in accounting                                                                --             (7,759)
- -------------------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                                                    $    10,179             18,820
===============================================================================================================================
Earnings per common share:
    Earnings before cumulative effect of change in accounting                                   $      0.13               0.34
    Cumulative effect of change in accounting                                                            --              (0.10)
- -------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE                                                                       $      0.13               0.24
- -------------------------------------------------------------------------------------------------------------------------------
Cash dividends per common share                                                                 $      0.15               0.15
- -------------------------------------------------------------------------------------------------------------------------------
Average common and common equivalent shares                                                          80,033             78,992
===============================================================================================================================


See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Ryder System, Inc. and Consolidated Subsidiaries


- -----------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 1996 and 1995
(In thousands)                                                                                 1996               1995
- -----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                           $  10,179             18,820
   Cumulative effect of change in accounting                                                     --              7,759
   Depreciation expense, net of gains                                                       178,487            148,494
   Deferred income taxes                                                                      5,623             10,788
   Increase in other working capital items and other, net                                   (55,577)           (24,889)
- -----------------------------------------------------------------------------------------------------------------------
                                                                                            138,712            160,972
- -----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Debt proceeds                                                                            234,879            787,828
   Debt repaid, including capital lease obligations                                         (75,385)          (367,001)
   Common stock issued                                                                        9,495                227
   Dividends on common stock                                                                (11,928)           (11,816)
- -----------------------------------------------------------------------------------------------------------------------
                                                                                            157,061            409,238
- -----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and revenue earning equipment                                     (385,051)          (706,270)
   Sales of property and revenue earning equipment                                          101,844            110,553
   Other, net                                                                                 9,801              6,878
- -----------------------------------------------------------------------------------------------------------------------
                                                                                           (273,406)          (588,839)
- -----------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             22,367            (18,629)
Cash and cash equivalents at January 1                                                       92,857             75,878
- -----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT MARCH 31                                                     $ 115,224             57,249
=======================================================================================================================


See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

Ryder System, Inc. and Consolidated Subsidiaries


- ----------------------------------------------------------------------------------------------------------------------------
                                                                                                March 31,       December 31,
(Dollars in thousands, except per share amounts)                                                    1996               1995
- ----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                                $   115,224             92,857
    Receivables                                                                                  366,876            374,689
    Inventories                                                                                   60,540             59,699
    Tires in service                                                                             200,157            195,742
    Deferred income taxes                                                                         41,329             39,527
    Prepaid expenses and other current assets                                                    177,315            121,547
- ----------------------------------------------------------------------------------------------------------------------------
        Total current assets                                                                     961,441            884,061
- ----------------------------------------------------------------------------------------------------------------------------
Revenue earning equipment                                                                      6,013,012          5,892,408
    Less accumulated depreciation                                                             (2,167,212)        (2,116,523)
- ----------------------------------------------------------------------------------------------------------------------------
        Net revenue earning equipment                                                          3,845,800          3,775,885
- ----------------------------------------------------------------------------------------------------------------------------
Operating property and equipment                                                               1,180,974          1,174,217
    Less accumulated depreciation                                                               (512,576)          (512,852)
- ----------------------------------------------------------------------------------------------------------------------------
        Net operating property and equipment                                                     668,398            661,365
- ----------------------------------------------------------------------------------------------------------------------------
Direct financing leases and other assets                                                         276,696            269,819
Intangible assets and deferred charges                                                           300,007            302,685
- ----------------------------------------------------------------------------------------------------------------------------
                                                                                             $ 6,052,342          5,893,815
============================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                        $   166,228            212,077
    Accounts payable                                                                             407,073            380,264
    Accrued expenses                                                                             499,625            527,834
- ----------------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                              1,072,926          1,120,175
- ----------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                 2,610,481          2,411,024
Other non-current liabilities                                                                    466,876            474,218
Deferred income taxes                                                                            655,497            648,373
Shareholders' equity:
    Common stock of $0.50 par value per share (shares outstanding at
        March 31, 1996 - 79,714,873; December 31, 1995 - 79,280,613)                             560,241            550,197
    Retained earnings                                                                            701,771            703,520
    Translation adjustment                                                                       (15,450)           (13,692)
- ----------------------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                                             1,246,562          1,240,025
- ----------------------------------------------------------------------------------------------------------------------------
                                                                                             $ 6,052,342          5,893,815
============================================================================================================================


See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(A)      INTERIM FINANCIAL STATEMENTS
         The accompanying unaudited consolidated condensed financial statements have been prepared by the Company in accordance with the accounting policies described in the 1995 Annual Report and should be read in conjunction with the consolidated financial statements and notes which appear in that report. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

(B)      ACCOUNTING CHANGES
         Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 116, "Accounting for Contributions Received and Contributions Made," which requires that promises to make contributions be recognized in the financial statements as an expense and a liability when a promise is made. As a result, a pretax charge of $12.2 million ($7.8 million after tax, or $0.10 per common share) was recorded as the cumulative effect of a change in accounting principle to establish a liability for the present value of the Company's total outstanding charitable commitments as of January 1, 1995. Prior to the adoption of the new Statement, charitable contributions were recorded in the financial statements in the period in which they were paid.

         On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Adoption of the Statement had no impact on the Company's results of operations or financial position in the first quarter of 1996. In addition, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," became effective in 1996. As provided for in Statement No. 123, the Company has elected to continue to apply the provisions of APB No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based compensation. As a result, the Statement had no impact on the Company's results of operations or financial position in the first quarter of 1996. The Company will provide disclosures required by Statement No. 123 in its December 31, 1996 annual financial statements.

KPMG PEAT MARWICK LLP
CERTIFIED PUBLIC ACCOUNTANTS
One Biscayne Tower
Suite 2900
2 South Biscayne Boulevard
Miami, FL 33131

                                                        Telephone  305-358-2300
                                                        Telecopier 305-577-0544


                      Independent Auditors' Review Report


The Board of Directors and Shareholders
Ryder System, Inc.:


We have reviewed the consolidated condensed balance sheet of Ryder System, Inc. and subsidiaries as of March 31, 1996, and the related consolidated condensed statements of earnings and cash flows for the three-month periods ended March 31, 1996 and 1995. These consolidated condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Ryder System, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of earnings and cash flows for the year then ended (not presented herein); and in our report dated March 8, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1995, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in the notes to the consolidated condensed financial statements, in 1995, Ryder System, Inc. and subsidiaries changed its method of accounting for contributions received and contributions made.


                                                KPMG PEAT MARWICK LLP

Miami, Florida
April 18, 1996

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition --
         Three months ended March 31, 1996 and 1995


RESULTS OF OPERATIONS

The Company reported earnings before income taxes and cumulative effect of change in accounting of $18 million in the first quarter of 1996, compared with $45 million in last year's first quarter. First quarter pretax earnings were impacted by a strike at General Motors, which affected several operations and led to a pretax loss in the Automotive Carrier Division. First quarter results were also impacted by lower gains on vehicle sales, softer commercial truck rental demand, costs related to international expansion and bad weather in the U.S. Net earnings in the first quarter of 1996 were $10 million, or $0.13 per common share, compared with $19 million, or $0.24 per common share, in the first quarter of 1995. Net earnings in the first quarter of 1995 included an after tax charge of $8 million ($0.10 per common share) for the cumulative effect of a change in accounting for charitable contributions (see "Accounting Change" below). The Company's effective tax rate in the first quarter of 1996 was 42.6% compared with 41.1% in the first quarter of 1995.

Total revenue was $1.33 billion in the first quarter of 1996 compared with $1.23 billion in the first quarter of 1995, an increase of 8%. Vehicle Leasing & Services revenue increased 11%, led by the division's two primary contractual product lines, full service truck leasing and dedicated logistics. Automotive Carriers revenue was 17% lower, due primarily to the impact of the strike at General Motors, the division's largest customer.

The Company's operating expense ratio was 81.2% in the first quarter of 1996 compared with 80.6% in the same period in 1995. The increase in 1996 was primarily due to the growth of the logistics business and a higher operating expense ratio at Automotive Carriers, due to the impact of the strike on revenue. A decrease in self-insured workers' compensation and vehicle liability expenses as a percentage of revenue, primarily as a result of favorable development of prior year claims, somewhat offset these increases.

Depreciation expense (before gains on vehicle sales) increased 13% in the first quarter of 1996 compared with the same period last year. Higher depreciation resulted from an increase in the size of the vehicle fleet brought about by strong sales of new full service lease and logistics contracts in 1995. Depreciation related to investments in new systems technology and development also contributed to the increase. Consistent with management's expectations, gains on vehicle sales were $8 million lower in the first quarter of 1996 compared with the same period in 1995. The decrease in gains was due to a lower number of consumer rental units sold combined with a decrease in the average gain per vehicle sold in both the commercial and consumer businesses.

Interest expense increased $8 million, or 17%, in the first quarter of 1996 compared with the same period in 1995, due to higher outstanding debt levels resulting from growth in the vehicle fleet in 1995 and the first quarter of 1996, somewhat offset by lower interest rates. The Company continued to maintain slightly less than one-third of its financing obligations at variable interest rates at March 31, 1996.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
         Three months ended March 31, 1996 and 1995

Although the Company's contractual businesses continued to expand in the first quarter of 1996, margins are not at levels the Company deems satisfactory. Accordingly, the Company is evaluating various alternatives to improve margins through enhanced productivity and organizational efficiency and increased emphasis on the businesses which provide the highest returns.
Actions may be taken during the remainder of 1996 which could result in a charge to earnings for severance, exit and other costs.

VEHICLE LEASING & SERVICES

As previously stated, revenue in several product lines was impacted by poor weather and the strike at General Motors. Revenue from dedicated logistics in the first quarter of 1996 increased 33% compared with last year's first quarter, and full service truck leasing revenue increased 10%. Revenue growth in both of these contractual product lines reflected strong new business sales over the last several quarters. In the first quarter of 1996, sales of new logistics contracts reached a first quarter record. First quarter sales of new full service lease contracts were lower than last year's record first quarter level. Revenue from public transportation services in the first quarter of 1996 increased 8% compared with last year's first quarter, due to growth in two of the product line's service offerings - public transit contracting and fleet management and maintenance. International Division revenue was 8% higher in the first quarter of 1996 compared with last year, primarily as a result of new full service lease contracts in the United Kingdom. Revenue from consumer truck rental in the first quarter of 1996 was slightly higher compared with last year's first quarter despite a smaller fleet, reflecting a higher number of local rentals and higher miles per transaction on long-distance rentals. First quarter 1996 revenue from commercial truck rental decreased 9% compared with the same period in 1995. This decrease was primarily due to lower demand from new full service lease customers awaiting delivery of new lease vehicles, which resulted from both shorter delivery times for new lease vehicles and lower recent levels of new full service lease sales. A decrease in the number of commercial truck rental power units in the first quarter of 1996 compared with last year's first quarter, also contributed to the decline.

Pretax profits for Vehicle Leasing & Services were $25 million in the first quarter of 1996 compared with $40 million in the first quarter of 1995. Margin (revenue less direct operating expenses, depreciation and interest expense) from full service truck leasing was slightly higher in the first quarter of 1996 compared with last year's first quarter due to higher revenue, while margin as a percentage of revenue was lower. The margin percentage was impacted by continued pricing pressure. Dedicated logistics margin was higher in the first quarter of 1996 as a result of increased revenue; margin as a percentage of revenue (excluding revenue related to purchased transportation) was slightly higher. Margin from public transportation services in the first quarter of 1996 was slightly higher and margin as a percentage of revenue was slightly lower compared with the first quarter of 1995. The decline in margin percentage primarily reflected the adverse effects of bad weather on revenue and operating costs, somewhat offset by lower workers' compensation expense. Margin from the International Division was about the same in the first quarter of 1996 and margin as a percentage of revenue was lower compared with last year. The lower margin percentage was primarily due to costs associated with new logistics contracts in the United Kingdom.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
         Three months ended March 31, 1996 and 1995

Consumer truck rental margin and margin as a percentage of revenue were both higher in the first quarter of 1996 compared with last year's first quarter, due primarily to improved vehicle utilization on a smaller operating fleet. Commercial truck rental margin and margin as a percentage of revenue were lower in the first quarter of 1996 due to the decline in revenue and lower vehicle utilization. The average number of power units in the combined truck rental fleets was 4% lower in the first quarter of 1996 compared with the same period last year. Management anticipates further reductions in rental power units over the remainder of the year.

For the division as a whole, an increase in total operating margin in the first quarter of 1996 was more than offset by a $7 million reduction in gains on vehicle sales, costs related to international expansion and higher indirect operating expenses including costs related to new systems technology and development.

AUTOMOTIVE CARRIERS

First quarter 1996 results for Automotive Carriers were impacted by the temporary shutdown of the majority of General Motors' North American assembly plants as a result of a 17-day strike in March at two General Motors component plants. Revenue and vehicle shipments in the first quarter of 1996 were 17% and 10% lower, respectively, compared with last year's first quarter, primarily as a result of the strike. Revenue was also impacted by a decrease in average length of haul caused by a change in the mix of vehicles shipped. Shipments of General Motors vehicles in the first quarter decreased 21% due to the strike and lower production earlier in the quarter, while vehicle shipments for other manufacturers were 2% higher.

Automotive Carriers reported a pretax loss of $3 million in the first quarter of 1996, compared with a pretax profit of $10 million in last year's first quarter. In addition to the effect of lower revenue, profitability was impacted by higher wages resulting from a May 1995 agreement with the International Brotherhood of Teamsters and higher vehicle liability and cargo damage expenses, due partly to bad weather. These negative impacts were somewhat offset by lower workers' compensation expense.

OTHER

Other, which is primarily comprised of corporate administrative costs, reported net expenses of $4 million in the first quarter of both 1996 and 1995.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
         Three months ended March 31, 1996 and 1995

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

LIQUIDITY AND CAPITAL RESOURCES

Total capital expenditures in the first quarter of 1996 were $385 million, compared with $706 million in the first quarter of 1995. This decrease was consistent with management's plans to reduce capital spending by being more selective in accepting new business and focusing on those products and services with the greatest returns. Capital expenditures in full service truck leasing were $215 million in the first quarter of 1996 - a decrease of $135 million compared with last year's first quarter - due to portfolio selectivity and generally less demand for new vehicles. As a result of management's plan to reduce rental fleet levels, capital expenditures in commercial and consumer truck rental in the first quarter of 1996 decreased $63 million and $100 million, respectively. In addition, capital expenditures in Automotive Carriers decreased $20 million in the first quarter of 1996 compared with last year's first quarter. Management estimates that total capital expenditures for all of 1996 will be 20% to 30% lower compared with 1995.

In the first quarter of 1996, debt increased to $2.8 billion, primarily due to the issuance of U.S. commercial paper to help finance first quarter capital expenditures and scheduled unsecured note payments. U.S. commercial paper outstanding increased from $45 million at December 31, 1995 to $244 million at March 31, 1996. The Company's debt to equity ratio at March 31, 1996, was 223%, compared with 212% at December 31, 1995.

Cash flow from operating activities in the first quarter of 1996 was $139 million, compared with $161 million in the first quarter of 1995. The decrease resulted primarily from lower earnings and an increase in cash required for working capital, partially offset by a higher non-cash depreciation charge. Cash flow from operating activities plus asset sales as a percentage of capital expenditures was 62% in the first quarter of 1996 compared with 38% in the first quarter of 1995, as a result of reduced capital expenditures in 1996.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
         Three months ended March 31, 1996 and 1995

At March 31, 1996 and December 31, 1995, the Company had "floating to fixed" interest rate swap agreements outstanding with aggregate notional amounts totaling $165 million and $171 million, respectively. The Company also continued to maintain $100 million of "floating to floating" interest rate swap agreements at March 31, 1996.

The Company had contractual lines of credit totaling $715 million at March 31, 1996, of which $445 million was available. The Company also had $268 million of debt securities available under a shelf registration statement filed in 1995.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) - -
         Three months ended March 31, 1996 and 1995


SELECTED FINANCIAL AND OPERATIONAL DATA
(Dollars in thousands)

                                                                                                   1996             1995
- -------------------------------------------------------------------------------------------------------------------------
VEHICLE LEASING & SERVICES
Revenue:
   Commercial Leasing & Services:
      Full service lease and programmed maintenance                                          $  522,849          473,205
      Commercial rental                                                                         121,150          133,580
      Other                                                                                      80,434           72,052
                                                                                             ----------        ---------
                                                                                                724,433          678,837
   Dedicated Logistics                                                                          258,116          194,129
   Consumer Truck Rental                                                                        105,886          103,044
   Public Transportation                                                                        116,688          108,497
   International                                                                                 81,769           75,576
   Eliminations                                                                                 (92,964)         (85,147)
                                                                                             ----------        ---------

      Total                                                                                   1,193,928        1,074,936
                                                                                             ----------        ---------

Operating expense                                                                               944,591          849,702
Depreciation expense                                                                            189,823          166,905
Gains on sale of revenue earning equipment                                                      (20,940)         (28,128)
Interest expense                                                                                 54,018           46,641
Miscellaneous expense, net                                                                        1,612              123
                                                                                             ----------        ---------

Earnings before income taxes                                                                 $   24,824           39,693
                                                                                             ==========        =========

Fleet size (owned and leased including international):
   Full service lease                                                                           107,895           96,209
   Commercial and consumer rental                                                                75,411           78,065
Buses operated or managed                                                                        12,314           12,455
Ryder Truck Rental service locations                                                              1,133            1,116
- -------------------------------------------------------------------------------------------------------------------------
AUTOMOTIVE CARRIERS
Revenue                                                                                      $  137,431          164,997
                                                                                             ==========        =========

Earnings (loss) before income taxes                                                          $   (3,257)           9,525
                                                                                             ==========        =========

Total units transported (000)                                                                     1,459            1,614
Total miles traveled (000)                                                                       52,311           62,901
Auto transports:
   Owned and leased                                                                               2,831            3,542
   Owner-operators                                                                                  507              495
Locations                                                                                            85               83
- -------------------------------------------------------------------------------------------------------------------------

Note: Certain 1995 amounts have been reclassified to conform to 1996 classifications.

                          PART II.  OTHER INFORMATION


Item 2.          Changes in Securities:

         On March 8, 1996, the Company adopted a Preferred Share Purchase Rights Plan to replace its existing plan which expired on March 10, 1996. For further information see the Company's report on Form 8-K, dated March 22, 1996, previously filed with the Commission.


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

         (4)     The Rights Agreement, dated as of March 8, 1996, between
                 Ryder System, Inc. and Boston EquiServe, L.P., which includes the Form of Right Certificate as Exhibit A, the Summary of Rights to Purchase Preferred Shares as Exhibit B and the Form of Amended and Restated Resolution Establishing the Cumulative Preferred Stock, Series C of Ryder System, Inc. as Exhibit C, previously filed with the Commission as an exhibit to the Company's Registration Statement on Form 8-A dated April 3, 1996, is incorporated by reference into this report.

         (11)    Statement regarding computation of per share earnings.

         (15)    Letter regarding unaudited interim financial statements.

         (27)    Financial data schedule (for SEC use only).


   (b)   Reports on Form 8-K

         A report on Form 8-K, dated February 6, 1996, was filed by the Registrant with respect to a press release reporting 1995 annual and fourth quarter revenue and earnings.

         A report on Form 8-K, dated March 22, 1996, was filed by the Registrant with respect to a press release reporting the declaration of a dividend of Preferred Share Purchase Rights.

         A report on Form 8-K, dated March 22, 1996, was filed by the Registrant with respect to a press release commenting on expected earnings for the first quarter ending March 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  RYDER SYSTEM, INC.
                                  (Registrant)


Date:  May 13, 1996               /s/ Edwin A. Huston
                                  --------------------------------------------
                                  Edwin A. Huston
                                  Senior Executive Vice President-Finance
                                  and Chief Financial Officer
                                  (Principal Financial Officer)


Date:  May 13, 1996               /s/ Anthony G. Tegnelia
                                  --------------------------------------------
                                  Anthony G. Tegnelia
                                  Senior Vice President and Controller
                                  (Principal Accounting Officer)