Form 10-Q
period 1996-06-30
RYDER SYSTEM INC
filed 1996-08-13
CIK 85961

- ---------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                            Telephone (305) 500-3726

                  I.R.S. Employer Identification No. 59-0739250

                      -------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:   YES [X]    NO [ ]

Ryder System, Inc. (the "Registrant" or the "Company") had 81,203,295 shares of common stock ($0.50 par value per share) outstanding as of July 31, 1996.

- ------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
Ryder System, Inc. and Consolidated Subsidiaries

- -------------------------------------------------------------------------------------------------------------------
Periods ended June 30, 1996 and 1995                                   Second Quarter              Six Months
                                                                 ------------------------    ----------------------
(In thousands, except per share amounts)                                1996         1995         1996         1995
- -------------------------------------------------------------------------------------------------------------------
REVENUE                                                          $ 1,426,048    1,324,444    2,753,999    2,557,925
- -------------------------------------------------------------------------------------------------------------------
Operating expense                                                  1,135,425    1,024,338    2,214,070    2,019,101
Depreciation expense, net of gains (quarter, 1996 - $18,390,
  1995 - $21,259; six months, 1996 - $39,406, 1995 - $49,957)        183,716      165,671      362,203      314,165
Interest expense                                                      53,803       46,337      106,619       91,446
Miscellaneous (income) expense                                          (545)       1,178         (269)       1,168
- -------------------------------------------------------------------------------------------------------------------
                                                                   1,372,399    1,237,524    2,682,623    2,425,880
- -------------------------------------------------------------------------------------------------------------------
  Earnings before income taxes and cumulative effect
     of change in accounting                                          53,649       86,920       71,376      132,045
Provision for income taxes                                            22,066       35,434       29,614       53,980
- -------------------------------------------------------------------------------------------------------------------
  Earnings before cumulative effect of change in accounting           31,583       51,486       41,762       78,065
Cumulative effect of change in accounting                                  -            -            -       (7,759)
- -------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                     $    31,583       51,486       41,762       70,306
===================================================================================================================
Earnings per common share:
  Earnings before cumulative effect of change in accounting      $      0.39         0.65         0.52         0.99
  Cumulative effect of change in accounting                                -            -            -        (0.10)
- -------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE                                        $      0.39         0.65         0.52         0.89
- -------------------------------------------------------------------------------------------------------------------
Cash dividends per common share                                  $      0.15         0.15         0.30         0.30
- -------------------------------------------------------------------------------------------------------------------
Average common and common equivalent shares                           81,196       79,291       80,615       79,141
===================================================================================================================


See accompanying notes to consolidated condensed financial statements.

ITEM 1.   Financial Statements (continued)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Ryder System, Inc. and Consolidated Subsidiaries

- -----------------------------------------------------------------------------------
Six months ended June 30, 1996 and 1995
(In thousands)                                                     1996        1995
- -----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                               $   41,762      70,306
  Cumulative effect of change in accounting                           -       7,759
  Depreciation expense, net of gains                            362,203     314,165
  Deferred income taxes                                          23,818      38,636
  Proceeds from sales of receivables                                  -      30,000
  Increase in working capital items and other, net              (85,895)    (21,812)
- -----------------------------------------------------------------------------------
                                                                341,888     439,054
- -----------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt proceeds                                                 236,694     912,363
  Debt repaid, including capital lease obligations             (153,010)   (432,579)
  Common stock issued                                            35,303       2,441
  Dividends on common stock                                     (23,978)    (23,637)
- -----------------------------------------------------------------------------------
                                                                 95,009     458,588
- -----------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and revenue earning equipment          (769,995) (1,253,630)
  Sales of property and revenue earning equipment               187,185     189,453
  Sale and leaseback of revenue earning equipment               150,000     150,000
  Other, net                                                     29,158      18,681
- -----------------------------------------------------------------------------------
                                                               (403,652)   (895,496)
- -----------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                            33,245       2,146
Cash and cash equivalents at January 1                           92,857      75,878
- -----------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT JUNE 30                         $  126,102      78,024
===================================================================================


See accompanying notes to consolidated condensed financial statements.

ITEM 1.   Financial Statements (continued)

CONSOLIDATED CONDENSED BALANCE SHEETS
Ryder System, Inc. and Consolidated Subsidiaries

- ------------------------------------------------------------------------------------------
                                                               June 30,       December 31,
(Dollars in thousands, except per share amounts)                   1996               1995
- ------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                 $   126,102             92,857
  Receivables                                                   401,911            374,689
  Inventories                                                    59,600             59,699
  Tires in service                                              195,314            195,742
  Deferred income taxes                                          24,746             39,527
  Prepaid expenses and other current assets                     154,568            121,547
- ------------------------------------------------------------------------------------------
        Total current assets                                    962,241            884,061
- ------------------------------------------------------------------------------------------
Revenue earning equipment                                     5,979,821          5,892,408
  Less accumulated depreciation                              (2,218,621)        (2,116,523)
- ------------------------------------------------------------------------------------------
        Net revenue earning equipment                         3,761,200          3,775,885
- ------------------------------------------------------------------------------------------
Operating property and equipment                              1,222,261          1,174,217
  Less accumulated depreciation                                (527,886)          (512,852)
- ------------------------------------------------------------------------------------------
        Net operating property and equipment                    694,375            661,365
- ------------------------------------------------------------------------------------------
Direct financing leases and other assets                        291,983            269,819
Intangible assets and deferred charges                          295,824            302,685
- ------------------------------------------------------------------------------------------
                                                            $ 6,005,623          5,893,815
==========================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                         $   162,580            212,077
  Accounts payable                                              385,785            380,264
  Accrued expenses                                              485,614            527,834
- ------------------------------------------------------------------------------------------
        Total current liabilities                             1,033,979          1,120,175
- ------------------------------------------------------------------------------------------
Long-term debt                                                2,552,424          2,411,024
Other non-current liabilities                                   465,922            474,218
Deferred income taxes                                           657,379            648,373
Shareholders' equity:
  Common stock of $0.50 par value per share
        (shares outstanding at June 30, 1996 - 80,889,469;
        December 31, 1995 - 79,280,613)                         588,861            550,197
  Retained earnings                                             721,304            703,520
  Translation adjustment                                        (14,246)           (13,692)
- ------------------------------------------------------------------------------------------
        Total shareholders' equity                            1,295,919          1,240,025
- ------------------------------------------------------------------------------------------
                                                            $ 6,005,623          5,893,815
==========================================================================================


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

      On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Adoption of the Statement had no impact on the Company's results of operations or financial position in 1996. In addition, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," became effective in 1996. As provided for in Statement No. 123, the Company has elected to continue to apply the provisions of APB No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based compensation. As a result, the Statement had no impact on the Company's results of operations or financial position in 1996. The Company will provide disclosures required by Statement No. 123 in its December 31, 1996 annual financial statements.

(C)   RESTRUCTURING CHARGE

      In the second quarter of 1996, the Company began reviewing various alternatives to improve its cost structure and enhance productivity and organizational efficiency. As part of this process, the Company took several actions in the second quarter which led to a pretax restructuring charge to operating expense of $19.6 million ($12.4 million after tax, or $0.15 per common share). These actions included an early retirement program in the Automotive Carrier Division, the elimination of various management positions in Commercial Leasing & Services and staff reductions in the Company's headquarters. Approximately 110 employees were affected by these actions. The Company also exited the commercial rental business at most of its locations in Germany and eliminated its company-owned car benefit program. In addition to recording restructuring liabilities totaling $10.6 million (of which $9.3 million remained at June 30, 1996), primarily for employee-related costs, the Company recorded asset write-downs of $6.3 million and increased pension liabilities by $2.7 million as a result of the actions taken. The remaining restructuring liabilities at June 30, 1996 are expected to be paid by the end of 1996. Savings as a result of these actions are projected to be approximately $12 million annually. The plans implemented in the second quarter, which are part of an ongoing cost reduction program, are expected to be substantially completed in the third quarter of 1996.

KPMG PEAT MARWICK LLP
CERTIFIED PUBLIC ACCOUNTANTS
One Biscayne Tower
Suite 2900
2 South Biscayne Boulevard
Miami, FL 33131

                                                          Telephone 305-358-2300
                                                         Telecopier 305-577-0544

                       Independent Auditors' Review Report

The Board of Directors and Shareholders
Ryder System, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Ryder System, Inc. and subsidiaries as of June 30, 1996, and the related consolidated condensed statements of earnings for the three- and six-month periods ended June 30, 1996 and 1995 and the consolidated condensed statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These consolidated condensed financial statements are the responsibility of the Company's management.

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

                                                           KPMG PEAT MARWICK LLP

Miami, Florida
July 22, 1996

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition --
              Three and six months ended June 30, 1996 and 1995

RESULTS OF OPERATIONS

The Company reported earnings before income taxes and cumulative effect of change in accounting of $54 million in the second quarter of 1996, compared with $87 million in last year's second quarter. Earnings before income taxes and cumulative effect of change in accounting in the first half of 1996 were $71 million, compared with $132 million in the first half of 1995. Earnings in the second quarter and first half of 1996 were negatively impacted by a pretax restructuring charge of $20 million ($12 million after tax) and earnings in the second quarter and first half of 1995 benefited from a pretax credit of $8 million ($6 million after tax) from the resolution of certain operating tax matters. In the second quarter and first half of 1996, pretax results improved in dedicated logistics and consumer truck rental compared with a year ago. However, improvements in these businesses were more than offset by the restructuring charge, lower commercial rental operating margin, reduced operating margin in the Automotive Carrier Division, costs associated with international expansion and lower gains on vehicle sales.

Net earnings in the second quarter of 1996 were $32 million, or $0.39 per common share, compared with $51 million, or $0.65 per common share, in the second quarter of 1995. In the first half of 1996, net earnings were $42 million, or $0.52 per common share, compared with $70 million, or $0.89 per common share, in the first half of 1995. Net earnings in the first half of 1995 included a first quarter after tax charge of $8 million ($0.10 per common share) for the cumulative effect of a change in accounting for charitable contributions (see "Accounting Change" below). Excluding the impact of the 1996 restructuring charge and the 1995 operating tax earnings credit and accounting change, net earnings were 3% lower in the second quarter and 25% lower in the first half of 1996 compared with the same periods a year ago. The Company's effective tax rates in the second quarter and first half of 1996 were relatively unchanged compared with the same periods in 1995.

Revenue was 8% higher in both the second quarter and first half of 1996 compared with the same periods last year. Vehicle Leasing & Services revenue increased 10% in both periods, led by the division's two primary contractual product lines, dedicated logistics and full service truck leasing. Automotive Carriers revenue was 6% lower in the second quarter and 11% lower in the first half of 1996, compared with the same periods last year, due primarily to a reduction in the number of vehicles shipped. Vehicle shipments in the first half of 1996 were impacted by a first quarter strike at General Motors, the division's largest customer.

Operating expense, excluding the 1996 restructuring charge, increased 9% in both the second quarter and first half of 1996 compared with last year. In addition to increases which were the result of higher business volumes, operating expense in both periods reflected higher operating expense ratios in the Automotive Carrier and public transportation services businesses, costs related to international expansion and an increase in the number of vehicles leased by the Company as lessee.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and six months ended June 30, 1996 and 1995

Depreciation expense (before gains on vehicle sales) increased 8% in the second quarter and 10% in the first half of 1996 compared with the same periods last year. Higher depreciation resulted from an increase in the size of the full service lease fleet, primarily as a result of strong sales of new logistics and full service lease contracts. Depreciation related to investments in new systems and technology development also contributed to the increase. Consistent with management's expectations, gains on vehicle sales were $3 million and $11 million lower in the second quarter and first half of 1996, respectively, compared with the same periods in 1995. The decrease in gains was primarily due to a reduction in the average gain per vehicle sold.

Interest expense increased $7 million and $15 million in the second quarter and first half of 1996, respectively, compared with the same periods in 1995, due to higher outstanding debt levels resulting from growth in the full service lease fleet in 1995. The Company continued to maintain slightly less than one-third of its financing obligations at variable interest rates at June 30, 1996.

In the second quarter of 1996, the Company began reviewing various alternatives to improve its cost structure and enhance productivity and organizational efficiency. As part of this process, the Company took several actions in the second quarter which led to a pretax restructuring charge to operating expense of $20 million ($12 million after tax, or $0.15 per common share). These actions included an early retirement program in the Automotive Carrier Division, the elimination of various management positions in Commercial Leasing & Services and staff reductions in the Company's headquarters. Approximately 110 employees were affected by these actions. The Company also exited the commercial rental business at most of its locations in Germany and eliminated its company-owned car benefit program. In addition to recording restructuring liabilities totaling $11 million (of which $9 million remained at June 30, 1996), primarily for employee-related costs, the Company recorded asset write-downs of $6 million and increased pension liabilities by $3 million as a result of the actions taken. The remaining restructuring liabilities at June 30, 1996 are expected to be paid by the end of 1996. Savings as a result of these actions are projected to be approximately $12 million annually. The plans implemented in the second quarter, which are part of an ongoing cost reduction program, are expected to be substantially completed in the third quarter of 1996. The Company expects to take further cost reduction actions over the remainder of 1996 which will likely result in additional restructuring charges.

The Company also has a continuing strategy to focus the majority of its resources on its long-term contractual businesses. Consistent with this strategy, on July 19, 1996, the Company announced it was exploring the potential sale of its transaction-based consumer truck rental business. At June 30, 1996, this business had approximately 33,000 vehicles and total assets of approximately $600 million. Consumer truck rental revenue for the six months

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and six months ended June 30, 1996 and 1995

ended June 30, 1996 and the year ended December 31, 1995 was $253 million and $547 million, respectively. At this time, it is not known whether or when a transaction will be completed.

Vehicle Leasing & Services

Revenue from full service truck leasing increased 10% in both the second quarter and first half of 1996, compared with the same periods last year, as a result of strong new business sales in 1995 and increased fuel revenue as a result of higher fuel prices in 1996 (full service lease contracts provide for the pass-through of fuel costs to customers). Dedicated logistics revenue increased 26% and 29% in the second quarter and first half of 1996, respectively, over the same 1995 periods, as a result of continued strong new business start-ups over the past 12 months. Revenue from public transportation services increased 10% in the second quarter and 9% in the first half of 1996, compared with the same periods last year, due primarily to growth in two of the product line's service offerings - public transit contracting and fleet management and maintenance. International Division revenue was 17% higher in the second quarter and 13% higher in the first half of 1996 compared with the same 1995 periods, due primarily to new full service lease and logistics contracts in the United Kingdom combined with growth in the division's expanding operations in Mexico, Argentina and Brazil. Despite operating with a smaller fleet, revenue from consumer truck rental was higher in both the second quarter and first half of 1996, compared with the same periods last year, due to an increase in rental transactions. Commercial truck rental revenue decreased 10% in both the second quarter and first half of 1996, compared with the same periods in 1995, due to lower demand from full service lease customers either awaiting delivery of new lease vehicles or satisfying short-term needs.

Pretax earnings for Vehicle Leasing & Services were $56 million in the second quarter of 1996 compared with $75 million in the second quarter of 1995. For the six months ended June 30, 1996, pretax earnings were $82 million compared with $115 million last year. Excluding the division's portion of the restructuring charge recorded in the second quarter of 1996 ($13 million pretax) and its portion of the operating tax earnings credit recognized in the second quarter of 1995 ($5 million pretax), earnings before income taxes were 2% lower in the second quarter and 14% lower in the first half of 1996 compared with the same periods last year. Margin (revenue less direct operating expenses, depreciation and interest expense) from full service truck leasing was slightly higher in the second quarter and first half of 1996 compared with the same periods last year, due to increased revenue. However, margin as a percentage of revenue was lower for both periods, due primarily to lower pricing on new full service lease contracts signed in 1994 and 1995. Dedicated logistics margin and margin as a percentage of revenue were higher in the second quarter and first half of 1996, due primarily to the growth in revenue combined with lower workers' compensation expense as a result of favorable development of prior year claims. In public transportation services, margin and margin as a percentage of revenue were lower in the second quarter and first half of 1996 compared with last year, due mainly to the adverse effects of poor weather in the first quarter of 1996 on operating costs, as well as increased driver compensation and vehicle liability expenses. International Division margin and margin as a percentage of revenue were lower

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and six months ended June 30, 1996 and 1995

in the second quarter and first half of 1996 compared with the same periods in 1995, primarily due to costs associated with new logistics operations in the United Kingdom.

Consumer truck rental margin and margin as a percentage of revenue were higher in the second quarter and first half of 1996 compared with the same periods in 1995, due to improved vehicle utilization which resulted from higher transactions on a smaller fleet. Commercial truck rental margin and margin as a percentage of revenue were lower in the same periods, due to the decline in revenue and a decrease in utilization on tractors typically rented on a short-term basis to full service lease customers. Consistent with management's plan to down-size the truck rental fleets, the combined number of rental power units at June 30, 1996 was 12% lower than at June 30, 1995. Management anticipates further reductions in the rental fleets over the remainder of the year.

For the division as a whole, higher overall operating margin in the second quarter and first six months of 1996 was more than offset by the second quarter restructuring charge, lower gains on vehicle sales and higher indirect operating expenses, including costs relating to international expansion and new systems and technology development.

Automotive Carriers

Automotive Carriers revenue was 6% lower in the second quarter and 11% lower in the first half of 1996 compared with the same periods in 1995, due to a reduction in the number of vehicles shipped and average revenue per vehicle shipped in both periods, and a decrease in average length of haul in the first half. Vehicle shipments in the first six months of 1996 were impacted by a first quarter strike at two General Motors component plants which led to a temporary shutdown of the majority of General Motors' North American assembly plants. A slight increase in vehicle shipments for General Motors in the second quarter was not enough to offset a 21% first quarter decline. In addition, shipments for other manufacturers were lower in both the second quarter and first half of 1996 compared with the same periods in 1995. Revenue comparisons in the second half of 1996 should benefit from the addition of several new contracts which will begin operating in the third quarter.

Automotive Carriers reported pretax earnings of $6 million in the second quarter of 1996, compared with $19 million in last year's second quarter. For the six months ended June 30, 1996, pretax earnings were $3 million compared with $28 million in the first half of last year. The division's portion of the second quarter restructuring charge was $4 million pretax and its portion of the second quarter 1995 operating tax earnings credit was $3 million pretax. In addition to the impact of these items, pretax earnings comparisons in both periods were affected by lower revenue, higher wages resulting from a May 1995 agreement with the International Brotherhood of Teamsters and higher vehicle liability expense.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and six months ended June 30, 1996 and 1995

The current labor contracts between the United Automobile Workers and the Big Three auto makers expire in September, 1996. The division's operating results would be negatively impacted should any protracted work stoppage occur at the Big Three auto makers, particularly General Motors.

Other

Other, which is comprised primarily of corporate administrative costs, reported net expenses in the second quarter and first half of 1996 of $8 million and $13 million, respectively, compared with net expenses of $7 million and $12 million, respectively, in the same periods last year. Expenses in the 1996 periods included a pretax restructuring charge of $3 million.

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

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and six months ended June 30, 1996 and 1995

LIQUIDITY AND CAPITAL RESOURCES

Total capital expenditures in the first half of 1996 were $770 million, compared with $1.25 billion in the first half of 1995. The reduction was consistent with management's plan to limit capital spending by being more selective in accepting new business and focusing on those products and services with the greatest returns. Capital expenditures in full service truck leasing in the U.S. and Canada were $443 million in the first half of 1996 - a decrease of $169 million compared with last year's first half - primarily due to portfolio selectivity and generally less demand for new vehicles. Consistent with management's plan to reduce rental fleet levels and allocate capital to the higher return contractual businesses, capital expenditures in commercial and consumer truck rental were lower in the first half of 1996 compared with last year's first half. In commercial truck rental, capital expenditures were $16 million in the first half of 1996 compared with $188 million in last year's first half, and in consumer truck rental, capital expenditures were $69 million compared with $207 million last year. International Division capital expenditures of $66 million in the first half of 1996 were relatively unchanged from a year ago. Automotive Carriers capital expenditures fell to $19 million in the first half of 1996, compared with $47 million in the first half of 1995, due to a lower level of fleet replacement in 1996. Capital expenditures in all other product lines were $157 million in the first half of 1996, an increase of $23 million compared with last year's first half, primarily reflecting higher expenditures on revenue earning equipment in public transportation services and increased expenditures on operating property and equipment, primarily relating to logistics and other systems initiatives. Management estimates that total capital expenditures for all of 1996 will be 25% to 30% lower compared with 1995.

Total debt at June 30, 1996 was $2.7 billion, compared with $2.6 billion at December 31, 1995. U.S. commercial paper outstanding increased from $45 million at December 31, 1995 to $193 million at June 30, 1996. During the first six months of 1996, the Company made $102 million of scheduled unsecured note payments. Foreign debt increased $51 million in the first six months of 1996 due to growth in the Company's international operations. The Company's debt to equity ratio at June 30, 1996, was 210% compared with 223% at March 31, 1996 and 212% at December 31, 1995. As part of its financing program, the Company periodically enters into sale and leaseback agreements for revenue earning equipment which are accounted for as operating leases. Proceeds from sale-leaseback transactions were $150 million in the first six months of both 1996 and 1995.

Cash flow from operating activities in the first six months of 1996 was $342 million, compared with $439 million in the same period last year. The decrease resulted primarily from lower earnings and an increase in cash required for working capital (due mainly to larger reductions in accrued expenses and trade payables for vehicle purchases), partially offset by a higher non-cash depreciation charge. Cash flow from operating activities (excluding sales of receivables) plus asset sales as a percentage of capital expenditures was 69% in the first half of 1996, compared with 48% in the same period last year as a result of lower levels of capital spending.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and six months ended June 30, 1996 and 1995

At June 30, 1996 and December 31, 1995, the Company had "floating to fixed" interest rate swap agreements outstanding with aggregate notional amounts totaling $166 million and $171 million, respectively. The Company also continued to maintain $100 million of "floating to floating" interest rate swap agreements at June 30, 1996.

The Company had contractual lines of credit totaling $716 million at June 30, 1996, of which $482 million was available. The Company also had $268 million of debt securities available under a shelf registration statement filed in 1995.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and six months ended June 30, 1996 and 1995

SELECTED FINANCIAL AND OPERATIONAL DATA
(Dollars in thousands)

                                                                  Second Quarter              Six Months
                                                             -----------------------   ---------------------
                                                                    1996        1995        1996        1995
- ------------------------------------------------------------------------------------------------------------
Vehicle Leasing & Services
Revenue:
 Commercial Leasing & Services:
  Full service lease and programmed
   maintenance                                               $   535,737     487,239   1,058,586     960,444
  Commercial rental                                              133,382     147,917     254,532     281,497
  Other                                                           81,080      81,498     161,514     153,550
                                                             -----------   ---------   ---------   ---------
                                                                 750,199     716,654   1,474,632   1,395,491
 Dedicated Logistics                                             269,716     213,612     527,832     407,741
 Consumer Truck Rental                                           146,680     145,188     252,566     248,232
 Public Transportation                                           113,558     103,081     230,246     211,578
 International                                                    84,134      71,746     165,903     147,322
 Eliminations                                                    (95,259)    (93,488)   (188,223)   (178,635)
                                                             -----------   ---------   ---------   ---------
  Total                                                        1,269,028   1,156,793   2,462,956   2,231,729
                                                             -----------   ---------   ---------   ---------

Operating expense                                                985,318     876,687   1,928,704   1,726,068
Depreciation expense                                             191,451     176,200     381,274     343,105
Gains on sale of revenue earning equipment                       (18,373)    (20,637)    (39,313)    (48,765)
Interest expense                                                  54,955      47,850     108,973      94,491
Miscellaneous (income) expense, net                                 (280)      1,407       1,332       1,530
                                                             -----------   ---------   ---------   ---------
Earnings before income taxes                                 $    55,957      75,286      81,986     115,300
                                                             ===========   =========   =========   =========

Fleet size (owned and leased including international):
 Full service lease                                                                      109,628      98,866
 Commercial and consumer rental                                                           74,343      80,776
Buses operated or managed                                                                 12,992      12,842
Ryder Truck Rental service locations                                                       1,141       1,114
- ------------------------------------------------------------------------------------------------------------
Automotive Carriers
Revenue                                                      $   160,514     170,609     297,945     335,606
                                                             ===========   =========   =========   =========
Earnings before income taxes                                 $     5,845      18,931       2,588      28,456
                                                             ===========   =========   =========   =========
Total units transported (000)                                      1,638       1,668       3,097       3,282
Total miles traveled (000)                                        61,195      62,149     113,506     125,050
Auto transports:
 Owned and leased                                                                          2,791       3,423
 Owner-operators                                                                             497         456
Locations                                                                                     84          83
- ------------------------------------------------------------------------------------------------------------

Note:  Certain 1995 amounts have been reclassified to conform to 1996 classifications.

                           PART II. OTHER INFORMATION

ITEM 4.           Submission of Matters to a Vote of Security Holders:

(a) The annual meeting of stockholders of Ryder System, Inc. was held on May 3, 1996.

(b) All director nominees described in (c) below were elected. The following directors continued in office after the meeting: M. Anthony Burns, Arthur
      H. Bernstein, Edward T. Foote II, John A. Georges, Vernon E. Jordan, Jr., James W. McLamore, Paul J. Rizzo and Alva O. Way.

(c) Certain matters voted on at the meeting and the votes cast with respect to such matters are as follows:

                                    VOTES CAST
                              -----------------------
                                                                       BROKER
                                  FOR         AGAINST      ABSTAIN    NON-VOTES
                              ----------    ----------     -------    ---------
Management Proposal
- -------------------
Ratification of appointment
  of independent auditors     68,851,039       175,614     115,622            0

Stockholder Proposal
- --------------------
Relating to annual election
  of all directors            35,005,299    29,632,180     413,868    4,090,928

Election of Directors
- ---------------------
Director                  Votes Received          Votes Withheld

Joseph L. Dionne          68,200,941                  941,334
David T. Kearns           68,164,631                  977,644
Lynn M. Martin            68,158,748                  983,527
Mark H. Willes            68,191,311                  950,964

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

   (b)   Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RYDER SYSTEM, INC.
                                  (Registrant)

Date:   August 13, 1996           /s/ Edwin A. Huston
                                  -------------------
                                  Edwin A. Huston
                                  Senior Executive Vice President-Finance
                                  and Chief Financial Officer
                                  (Principal Financial Officer)

Date:   August 13, 1996           /s/ Anthony G. Tegnelia
                                  -----------------------
                                  Anthony G. Tegnelia
                                  Senior Vice President
                                  and Controller (Principal
                                  Accounting Officer)