Form 10-Q
period 1996-09-30
RYDER SYSTEM INC
filed 1996-11-14
CIK 85961

---------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

Ryder System, Inc. (the "Registrant" or the "Company") had 81,856,680 shares of common stock ($0.50 par value per share) outstanding as of October 31, 1996.

------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION


Item 1.        Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
Ryder System, Inc. and Consolidated Subsidiaries

-----------------------------------------------------------------------------------------------------------------
Periods ended September 30, 1996 and 1995              Third Quarter                           Nine Months
(In thousands, except per share amounts)     -----------------------------          -----------------------------
                                                   1996               1995                1996               1995
-----------------------------------------------------------------------------------------------------------------
REVENUE                                      $1,408,702          1,264,049           4,162,701          3,821,974
-----------------------------------------------------------------------------------------------------------------
Operating expense                             1,119,480          1,003,975           3,333,550          3,023,076
Depreciation expense, net of gains
  (quarter, 1996 - $13,666,
   1995 - $20,756; nine months,
   1996 - $53,072, 1995 - $70,713)              185,674            172,853             547,877            487,018
Interest expense                                 52,552             50,251             159,171            141,697
Miscellaneous expense (income)                    2,986                 (7)              2,717              1,161
-----------------------------------------------------------------------------------------------------------------
                                              1,360,692          1,227,072           4,043,315          3,652,952
-----------------------------------------------------------------------------------------------------------------
  Earnings before income taxes and
    cumulative effect of change
    in accounting                                48,010             36,977             119,386            169,022
Provision for income taxes                       21,722             16,046              51,336             70,026
-----------------------------------------------------------------------------------------------------------------
  Earnings before cumulative effect
    of change in accounting                      26,288             20,931              68,050             98,996
Cumulative effect of change
  in accounting                                      --                 --                  --             (7,759)
-----------------------------------------------------------------------------------------------------------------
NET EARNINGS                                 $   26,288             20,931              68,050             91,237
=================================================================================================================
Earnings per common share:
   Earnings before cumulative
     effect of change in accounting          $     0.32               0.26                0.84               1.25
   Cumulative effect of change
     in accounting                                   --                 --                  --              (0.10)
-----------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE                    $     0.32               0.26                0.84               1.15
-----------------------------------------------------------------------------------------------------------------
Cash dividends per common share              $     0.15               0.15                0.45               0.45
-----------------------------------------------------------------------------------------------------------------
Average common and common
  equivalent shares                              81,946             79,511              81,059             79,264
=================================================================================================================


See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Ryder System, Inc. and Consolidated Subsidiaries

--------------------------------------------------------------------------------------
Nine months ended September 30, 1996 and 1995
(In thousands)                                                   1996             1995
--------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                            $    68,050           91,237
  Cumulative effect of change in accounting                        --            7,759
  Depreciation expense, net of gains                          547,877          487,018
  Deferred income taxes                                        64,934           51,231
  Proceeds from sales of receivables                               --           30,000
  Increase in receivables                                     (58,360)         (15,408)
  Increase (decrease) in accounts payable
    and accrued expenses                                      (46,351)          14,026
  Other, net                                                  (11,333)           6,809
--------------------------------------------------------------------------------------
                                                              564,817          672,672
--------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt proceeds                                               220,530          965,788
  Debt repaid, including capital lease obligations           (189,989)        (439,519)
  Common stock issued                                          52,041            7,968
  Dividends on common stock                                   (36,178)         (35,486)
--------------------------------------------------------------------------------------
                                                               46,404          498,751
--------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and revenue earning equipment      (1,053,703)      (1,742,084)
  Sales of property and revenue earning equipment             282,034          262,292
  Sale and leaseback of revenue earning equipment             150,000          300,000
  Other, net                                                   37,643           29,130
--------------------------------------------------------------------------------------
                                                             (584,026)      (1,150,662)
--------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                          27,195           20,761
Cash and cash equivalents at January 1                         92,857           75,878
--------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                 $   120,052           96,639
======================================================================================

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Ryder System, Inc. and Consolidated Subsidiaries

--------------------------------------------------------------------------------------
                                                          September 30,   December 31,
(Dollars in thousands, except per share amounts)                   1996           1995
--------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                 $   120,052         92,857
  Receivables                                                   436,872        374,689
  Inventories                                                    59,937         59,699
  Tires in service                                              168,446        195,742
  Deferred income taxes                                          22,206         39,527
  Prepaid expenses and other current assets                     140,006        121,547
  Consumer Truck Rental assets held for sale                    528,714             --
--------------------------------------------------------------------------------------
     Total current assets                                     1,476,233        884,061
--------------------------------------------------------------------------------------
Revenue earning equipment                                     5,230,071      5,892,408
  Less accumulated depreciation                              (1,949,181)    (2,116,523)
--------------------------------------------------------------------------------------
     Net revenue earning equipment                            3,280,890      3,775,885
--------------------------------------------------------------------------------------
Operating property and equipment                              1,168,424      1,174,217
  Less accumulated depreciation                                (510,402)      (512,852)
--------------------------------------------------------------------------------------
     Net operating property and equipment                       658,022        661,365
--------------------------------------------------------------------------------------
Direct financing leases and other assets                        307,276        269,819
Intangible assets and deferred charges                          295,242        302,685
--------------------------------------------------------------------------------------
                                                            $ 6,017,663      5,893,815
======================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                         $   145,030        212,077
  Accounts payable                                              346,622        380,264
  Accrued expenses                                              505,608        527,834
--------------------------------------------------------------------------------------
     Total current liabilities                                  997,260      1,120,175
--------------------------------------------------------------------------------------
Long-term debt                                                2,520,357      2,411,024
Other non-current liabilities                                   475,147        474,218
Deferred income taxes                                           695,992        648,373
Shareholders' equity:
  Common stock of $0.50 par value per share
     (shares outstanding at
     September 30, 1996 - 81,606,164;
     December 31, 1995 - 79,280,613)                            606,681        550,197
  Retained earnings                                             735,392        703,520
  Translation adjustment                                        (13,166)       (13,692)
--------------------------------------------------------------------------------------
     Total shareholders' equity                               1,328,907      1,240,025
--------------------------------------------------------------------------------------
                                                            $ 6,017,663      5,893,815
======================================================================================

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

(B)   ACCOUNTING CHANGES AND RECENT ACCOUNTING PRONOUNCEMENTS
      Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 116, "Accounting for Contributions Received and Contributions Made," which requires that promises to make contributions be recognized in the financial statements as an expense and a liability when a promise is made. As a result, a pretax charge of $12.2 million ($7.8 million after tax, or $0.10 per common share) was recorded as the cumulative effect of a change in accounting principle to establish a liability for the present value of the Company's total outstanding charitable commitments as of January 1, 1995. Prior to the adoption of the new Statement, charitable contributions were recorded in the financial statements in the period in which they were paid.

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

      In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilites." The Statement provides guidance as to how environmental remediation liabilities should be measured and when such liabilities should be reflected in the financial statements. The provisions of the Statement must be adopted for fiscal years beginning after December 15, 1996, although earlier adoption is encouraged. The effect of initially applying this Statement is required to be reported as a change in accounting estimate and, as such, restatement of previously issued financial statements is not permitted. Management is currently analyzing this Statement and does not expect it to have a material impact on the Company's results of operations or financial position.

(C)   RESTRUCTURING AND OTHER CHARGES
      In the second quarter of 1996, the Company began reviewing various alternatives to improve its cost structure and enhance productivity and organizational efficiency. As part of this process, the Company has taken several actions which led to pretax restructuring and other charges to operating expense of $12 million ($8 million after tax, or $0.10 per common share) in the third quarter and $31 million ($20 million after tax, or $0.25 per common share) in the second and third quarters combined. These actions included an early retirement program in Automotive Carriers and the elimination of various positions within Ryder Transportation Services and the Company's headquarters. The Company also exited the commercial rental business at all of its locations in Germany and eliminated its company-owned car benefit program. Approximately 350 positions were eliminated by these actions. In addition to recording restructuring liabilities (severance and exit costs) totaling $15 million (of which $8 million remained at September 30, 1996), the Company recorded asset write-downs of $8 million, increased pension and other postretirement liabilities by $4 million and recorded other charges for $4 million. The remaining restructuring liabilities at September 30, 1996 are expected to be paid by the end of 1996. Savings as a result of these actions are projected to be approximately $24 million annually. The Company expects to take further cost reduction actions in the fourth quarter of 1996 which will likely result in significant additional restructuring charges.

(D)   SUBSEQUENT EVENTS
      On October 17, 1996, the Company completed the sale of substantially all the assets of its consumer truck rental business for $579 million (subject to adjustment upon final audit of assets sold). Revenues related to the consumer truck rental business were $164 million and $169 million for the third quarter of 1996 and 1995, respectively and $417 million and $418 million for the nine-month periods ended September 30, 1996 and 1995, respectively. Pretax earnings of the consumer truck rental business were $24 million and $12 million for the third quarter of 1996 and 1995, respectively, and $20 million and $3 million for the nine months ended
      1996 and 1995, respectively.   These amounts represent consumer truck
      rental's pretax earnings on a legal entity basis and do not include any benefit derived from Ryder Transportation Services for services sold to consumer truck rental.

      Subsequent to September 30, 1996, the Company retired approximately $80 million of its outstanding debt at a premium to book value and incurred an after tax loss of approximately $10 million which will be reported as an extraordinary loss in the fourth quarter.

KPMG PEAT MARWICK LLP
CERTIFIED PUBLIC ACCOUNTANTS
One Biscayne Tower                       Telephone   305-358-2300
Suite 2900                               Telecopier  305-557-0544
2 South Biscayne Boulevard
Miami, FL  33131

                       INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors and Shareholders
Ryder System, Inc.:


We have reviewed the accompanying consolidated condensed balance sheet of Ryder System, Inc. and consolidated subsidiaries as of September 30, 1996, and the related consolidated condensed statements of earnings for the three- and nine-month periods ended September 30, 1996 and 1995 and the consolidated condensed statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These consolidated condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Ryder System, Inc. and consolidated subsidiaries as of December 31, 1995, and the related consolidated statements of earnings and cash flows for the year then ended (not presented herein); and in our report dated March 8, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1995, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in the notes to the consolidated condensed financial statements, in 1995, Ryder System, Inc. and consolidated subsidiaries changed its method of accounting for contributions received and contributions made.



                                         KPMG PEAT MARWICK LLP

Miami, Florida
October 21, 1996

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition --
              Three and nine months ended September 30, 1996 and 1995



RESULTS OF OPERATIONS

The Company reported earnings before income taxes of $48 million in the third quarter of 1996, compared with $37 million in last year's third quarter. Earnings before income taxes in the first nine months of 1996 were $119 million, compared with $169 million (excluding the cumulative effect of change in accounting) in the first nine months of 1995. Earnings in each third quarter period were negatively impacted by pretax restructuring and other charges (hereinafter referred to as "restructuring charges") of $12 million recorded in both periods ($8 million after tax in 1996 and $7 million after tax in 1995). Earnings in the first nine months of 1996 and 1995 included pretax restructuring charges of $31 million ($20 million after tax) and $12 million ($7 million after tax), respectively. In addition to restructuring charges, both 1995 periods were impacted by a $14 million pretax loss at Automotive Carriers in the 1995 third quarter due to a 32-day strike by the International Brotherhood of Teamsters ("Teamsters"). Favorably impacting pretax earnings in the first nine months of 1995 was a pretax earnings credit of $8 million ($6 million after tax) for the resolution of certain operating tax matters. In both the third quarter and first nine months of 1996, pretax results (excluding restructuring charges) benefited, compared with last year, from earnings improvements in integrated logistics and consumer truck rental, as well as improvement in full service truck leasing operating margin. Lower earnings at Automotive Carriers combined with lower commercial rental operating margin, costs associated with international expansion and lower gains on vehicle sales more than offset these improvements in the first nine months of 1996 compared with the same 1995 period.

Net earnings in the third quarter of 1996 were $26 million, or $0.32 per common share, compared with $21 million, or $0.26 per common share, in the third quarter of 1995. In the first nine months of 1996, net earnings were $68 million, or $0.84 per common share, compared with $91 million, or $1.15 per common share, in the first nine months of 1995. Net earnings in the first nine months of 1995 included a first quarter after tax charge of $8 million ($0.10 per common share) for the cumulative effect of a change in accounting for charitable contributions (see "Accounting Changes and Recent Accounting Pronouncements"). Excluding the impact of restructuring charges, the 1995 pretax earnings credit for the resolution of certain operating tax matters and the accounting change, net earnings were 21% higher in the third quarter of 1996 and 12% lower in the first nine months of 1996 compared with the same periods a year ago. The Company's effective tax rates in the third quarter and first nine months of 1996 were 45.2% and 43.0%, respectively, compared with 43.4% and 41.4%, respectively, in the same 1995 periods. Higher 1996 effective tax rates resulted from the impact of a similar amount of non-deductible items on lower pretax earnings.

Revenue was 11% higher in the third quarter and 9% higher in the first nine months of 1996 compared with the same periods last year. Vehicle Leasing & Services revenue increased 10% in both periods, led by the division's two primary contractual product lines - integrated logistics and full service truck leasing. Automotive Carriers revenue was 31% higher in the third quarter and about the same in the first nine months of 1996, compared with the same periods last year. Higher Automotive Carriers revenue in the third quarter of 1996 compared with 1995 resulted from the impact that the Teamsters strike had on 1995 vehicle shipment volume.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and nine months ended September 30, 1996 and 1995


Excluding restructuring charges, operating expense as a percentage of revenue was slightly less than 80% in both the third quarter and first nine months of 1996, as well as in the same 1995 periods. Operating expense as a percentage of revenue was impacted in both 1996 periods, compared with the corresponding 1995 periods, by higher fuel prices and an increase in purchased transportation services, offset by lower maintenance and vehicle liability expense.

Depreciation expense (before gains on vehicle sales) increased 3% in the third quarter and 8% in the first nine months of 1996 compared with the same periods last year. Higher depreciation resulted from an increase in the size of the full service lease fleet. Depreciation related to investments in new systems and technology development also contributed to the increase. Consistent with management's expectations, gains on vehicle sales were $7 million and $18 million lower in the third quarter and first nine months of 1996, respectively, compared with the same periods in 1995. The decrease in gains resulted from fewer units being sold combined with a reduction in the average gain per vehicle sold.

Interest expense increased $2 million and $17 million in the third quarter and first nine months of 1996, respectively, compared with the same periods in 1995, due to higher outstanding debt levels resulting from growth in the full service lease fleet partially offset by a reduction in the overall cost of debt during 1996. The Company continued to maintain slightly less than one-third of its financing obligations at variable interest rates at September 30, 1996.

In the second quarter of 1996, the Company began reviewing various alternatives to improve its cost structure and enhance productivity and organizational efficiency. As part of this process, the Company has taken several actions which led to pretax restructuring charges to operating expense of $12 million in the third quarter and $31 million in the second and third quarters combined. These actions included an early retirement program in Automotive Carriers and the elimination of various positions within Ryder Transportation Services and the Company's headquarters. The Company also exited the commercial rental business at all of its locations in Germany and eliminated its company-owned car benefit program. Approximately 350 positions were eliminated by these actions. In addition to recording restructuring liabilities (severance and exit costs) totaling $15 million (of which $8 million remained at September 30, 1996), the Company recorded asset write-downs of $8 million, increased pension and other postretirement liabilities by $4 million and recorded other charges for $4 million. The remaining restructuring liabilities at September 30, 1996 are expected to be paid by the end of 1996. Savings as a result of these actions are

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and nine months ended September 30, 1996 and 1995


projected to be approximately $24 million annually. The Company expects to take further cost reduction actions in the fourth quarter of 1996 which will likely result in significant additional restructuring charges.

SALE OF CONSUMER TRUCK RENTAL
On October 17, 1996, the Company completed the sale of substantially all the assets of its consumer truck rental business for $579 million (subject to adjustment upon final audit of assets sold). Revenues related to the consumer truck rental business were $164 million and $169 million for the third quarter of 1996 and 1995, respectively, and $417 million and $418 million for the nine-month periods ended September 30, 1996 and 1995, respectively. Pretax earnings of the consumer truck rental business were $24 million and $12 million for the third quarter of 1996 and 1995, respectively, and $20 million and $3 million for the nine months ended 1996 and 1995, respectively. These amounts represent consumer truck rental's pretax earnings on a legal entity basis and do not include any benefit derived from Ryder Transportation Services for services sold to consumer truck rental.

The proceeds from the sale will be used to reduce outstanding debt and repurchase common stock. The Company intends to repurchase up to 6 million shares of its common stock. The pro forma impact of this transaction on the results of operations and financial position is included in Item 5 of this filing.

VEHICLE LEASING & SERVICES
Revenue from full service truck leasing increased 8% in the third quarter and 9% in the first nine months of 1996, compared with the same periods last year, as a result of new business sales in 1995 and increased fuel revenue due to higher fuel prices in 1996 (full service lease contracts provide for the pass-through of fuel costs to customers). Integrated logistics revenue increased 27% and 29% in the third quarter and first nine months of 1996, respectively, over the same 1995 periods, as a result of continued strong new business start-ups over the past 12 months. Revenue from public transportation services increased 14% in the third quarter and 10% in the first nine months of 1996, compared with the same periods last year, due to growth in all of the product line's service offerings. International Division revenue was 26% higher in the third quarter and 17% higher in the first nine months of 1996, compared with the same 1995 periods, due primarily to new full service lease and logistics contracts in the United Kingdom combined with growth in the division's expanding operations in Mexico, Argentina and Brazil. Consumer truck rental revenue was about the same in both the third quarter and first nine months of 1996 compared with the same periods last year. Commercial truck rental revenue decreased 10% in both the third quarter and first nine months of 1996, compared with the same periods in 1995, due to lower demand from full service lease customers either awaiting delivery of new lease vehicles or satisfying short-term needs, as well as a reduction in the rental fleet.

Pretax earnings for Vehicle Leasing & Services were $59 million in the third quarter of 1996 compared with $57 million in the third quarter of 1995. For the nine months ended September 30, 1996, pretax earnings were $141 million compared with $172 million for the same period last year. Excluding the division's pretax portion of the restructuring charges recorded during the periods

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and nine months ended September 30, 1996 and 1995

($10 million in the third quarter of 1996, $23 million in the first nine months of 1996 and $12 million in the third quarter of 1995) and its portion of the pretax earnings credit recognized in the second quarter of 1995 ($5 million), earnings before income taxes were about the same in the third quarter and 8% lower in the first nine months of 1996, compared with the same periods last year. Margin (revenue less direct operating expenses, depreciation and interest expense) from full service truck leasing was slightly higher in the third quarter and first nine months of 1996 compared with the same periods last year, due to increased revenue. Margin as a percentage of revenue was lower for both periods, due primarily to lower pricing on new full service lease contracts signed in 1994 and 1995. Integrated logistics margin increased at approximately the same rate of growth as revenue in the third quarter and first nine months of 1996 compared with the same 1995 periods. In public transportation services, margin was relatively flat and margin as a percentage of revenue was slightly lower in both the third quarter and first nine months of 1996, compared with the same periods last year, due to the effect of adverse weather on first quarter operating costs combined with increased driver compensation in both 1996 periods. Although International Division margin was about the same in both 1996 periods compared with 1995, margin as a percentage of revenue in the 1996 periods decreased compared with the same 1995 periods due to continued investment in Europe and South America.

Consumer truck rental margin and margin as a percentage of revenue was higher in both the third quarter and first nine months of 1996 compared with the same periods in 1995 resulting primarily from improved vehicle utilization. Commercial truck rental margin and margin as a percentage of revenue were lower in the same periods, due to a decline in revenue and a decrease in utilization of tractors typically rented on a short-term basis to full service lease customers. Consistent with management's plan to down-size the truck rental fleets, the combined number of rental power units at September 30, 1996 was 9% lower than at September 30, 1995.

For the division as a whole, higher overall operating margin in the third quarter and first nine months of 1996 was offset by lower gains on vehicle sales and higher indirect operating expenses (primarily due to costs relating to international expansion, new systems and technology development and higher restructuring charges in the first half of 1996).

AUTOMOTIVE CARRIER SERVICES
Automotive Carriers revenue was 31% higher in the third quarter and about the same in the first nine months of 1996 compared with the same periods in 1995. Revenue in the quarter was impacted by a 41% increase in the number of vehicles shipped as a result of the Teamsters strike in the third quarter of 1995. Higher vehicle shipments in the first nine months of 1996, compared with the same period in 1995, were offset by a 5% decline in the average revenue per vehicle due in part to a decrease in the average length of haul.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and nine months ended September 30, 1996 and 1995

Automotive Carriers reported a pretax loss of $5 million in the third quarter of 1996, compared with a $14 million pretax loss in last year's third quarter. For the nine months ended September 30, 1996, Automotive Carriers reported a pretax loss of $3 million compared with pretax earnings of $15 million in the first nine months of 1995. During the periods, pretax earnings were impacted by restructuring charges ($2 million in the third quarter of 1996 and $6 million in the first nine months of 1996) and the division's portion of the second quarter 1995 pretax earnings credit ($3 million). In addition to the impact of these items, pretax earnings comparisons in both periods were affected by the 1995 Teamsters strike, higher wages resulting from the final contract with the Teamsters, higher vehicle liability and cargo damage expenses and increased vehicle maintenance costs.

OTHER
Other, which is comprised primarily of corporate administrative costs, reported net expenses in the third quarter and first nine months of 1996 of $6 million and $19 million, respectively, compared with net expenses of $6 million and $18 million, respectively, in the same periods last year. Other expenses included pretax restructuring charges of $3 million in the nine months ended
September 30, 1996 and $1 million in the third quarter of 1995.

ACCOUNTING CHANGES AND RECENT ACCOUNTING PRONOUNCEMENTS
See "Notes to Consolidated Condensed Financial Statements" included in Item 1.

LIQUIDITY AND CAPITAL RESOURCES

Total capital expenditures in the first nine months of 1996 were $1.05 billion, compared with $1.74 billion in the first nine months of 1995. The reduction was consistent with management's plans to limit capital spending by being

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and nine months ended September 30, 1996 and 1995

more selective in accepting new business and focusing on those products and services with the greatest returns. Capital expenditures in full service truck leasing in the U.S. and Canada were $619 million in the first nine months of 1996 - a decrease of $301 million compared with the same period last year - primarily due to portfolio selectivity and generally lower demand for new vehicles. Consistent with management's plan to reduce the rental fleet and allocate capital to the higher return contractual businesses, capital expenditures in commercial and consumer truck rental were lower in the first nine months of 1996 compared with last year's first nine months. In commercial truck rental, capital expenditures were $24 million in the first nine months of 1996 compared with $242 million in last year's first nine months and in consumer truck rental, capital expenditures were $70 million compared with $205 million last year. International Division capital expenditures were $109 million in the nine months ended September 30, 1996 compared with $116 million in the same period last year. Automotive Carriers capital expenditures decreased to $28 million in the first nine months of 1996 compared with $54 million in the same period last year due to a lower level of fleet replacement in 1996. All other capital expenditures were $204 million in the nine months ended September 30, 1996 and remained relatively unchanged with expenditures in the same period in 1995. Management estimates that total capital expenditures for all of 1996 will be approximately 30% lower compared with 1995.

Total debt at September 30, 1996 was $2.7 billion, compared with $2.6 billion at December 31, 1995. U.S. commercial paper outstanding increased from $45 million at December 31, 1995 to $156 million at September 30, 1996. During the first nine months of 1996, the Company made $102 million of scheduled unsecured note payments and $15 million of unscheduled debenture payments. Foreign debt increased $54 million in the first nine months of 1996 due to growth in the Company's international operations. The Company's debt to equity ratio at September 30, 1996, was 201% compared with 210% at June 30, 1996 and 212% at December 31, 1995. As part of its financing program, the Company periodically enters into sale and leaseback agreements for revenue earning equipment which are accounted for as operating leases. Proceeds from sale and leaseback transactions were $150 million and $300 million during the first nine months of 1996 and 1995, respectively. Subsequent to September 30, 1996, the Company retired approximately $80 million of its outstanding debt at a premium to book value and incurred an after tax loss of approximately $10 million which will be reported as an extraordinary loss in the fourth quarter.

Cash flow from operating activities in the first nine months of 1996 was $565 million, compared with $673 million in the same period last year. The decrease resulted primarily from lower earnings and an increase in cash required for working capital, partially offset by a higher non-cash depreciation charge. Increases in cash required for working capital included higher receivables due to revenue growth and lower payables due to reduced vehicle purchases. Cash flow from operating activities (excluding sales of receivables) plus asset sales as a percentage of capital expenditures was 80% in the first nine months of 1996, compared with 52% in the same period last year principally as a result of lower levels of capital spending.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and nine months ended September 30, 1996 and 1995

At September 30, 1996 and December 31, 1995, the Company had "floating to fixed" interest rate swap agreements outstanding with aggregate notional amounts totaling $131 million and $171 million, respectively. The Company also continued to maintain $100 million of "floating to floating" interest rate swap agreements at September 30, 1996.

The Company had contractual lines of credit totaling $716 million at September 30, 1996, of which $508 million was available. The Company also had $268 million of debt securities available under a shelf registration statement filed in 1995.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and nine months ended September 30, 1996 and 1995



SELECTED FINANCIAL AND OPERATIONAL DATA
(Dollars in thousands)

                                                Third Quarter                      Nine Months
                                         ---------------------------        ------------------------
                                               1996             1995             1996           1995
----------------------------------------------------------------------------------------------------
VEHICLE LEASING & SERVICES
Revenue:
 Ryder Transportation Services:
  Full service lease and programmed
   maintenance                           $  532,861          493,255        1,591,447      1,453,699
  Commercial rental                         134,103          149,388          388,635        430,885
  Other                                      82,768           77,089          244,282        230,639
                                         ----------        ---------        ---------      ---------
                                            749,732          719,732        2,224,364      2,115,223
 Ryder Integrated Logistics                 276,759          217,827          804,591        625,568
 Consumer Truck Rental                      164,166          169,318          416,732        417,550
 Public Transportation                       87,082           76,120          317,328        287,698
 International                               90,433           72,049          256,336        219,371
 Eliminations                               (92,380)         (91,926)        (280,603)      (270,561)
                                         ----------        ---------        ---------      ---------
  Total                                   1,275,792        1,163,120        3,738,748      3,394,849
                                         ----------        ---------        ---------      ---------
Operating expense                           982,906          891,207        2,911,610      2,617,275
Depreciation expense                        190,832          184,435          572,106        527,540
Gains on sale of revenue
  earning equipment                         (13,675)         (20,151)         (52,988)       (68,916)
Interest expense                             53,200           50,434          162,173        144,925
Miscellaneous expense, net                    3,075              221            4,407          1,751
                                         ----------        ---------        ---------      ---------
Earnings before income taxes             $   59,454           56,974          141,440        172,274
                                         ==========        =========        =========      =========

Fleet size (owned and leased
  including international):
 Full service lease                                                           111,300        102,818
 Commercial and consumer rental                                                72,165         78,901
Buses operated or managed                                                      13,021         12,617
Ryder Truck Rental service locations                                            1,127          1,121
----------------------------------------------------------------------------------------------------
AUTOMOTIVE CARRIER SERVICES
Revenue                                  $  136,557          104,150          434,502        439,756
                                         ==========        =========        =========      =========
Earnings (loss) before
  income taxes                           $   (5,247)         (13,622)          (2,659)        14,834
                                         ==========        =========        =========      =========

Total units transported (000)                 1,393              987            4,490          4,269
Total miles traveled (000)                   51,562           40,583          165,068        165,633
Auto transports:
 Owned and leased                                                               2,766          3,249
 Owner-operators                                                                  549            458
Locations                                                                          89             83
----------------------------------------------------------------------------------------------------



Note: Certain 1995 amounts have been reclassified to conform to 1996 classifications.

                           PART II. OTHER INFORMATION



ITEM 5.  Other Information.

                  (1) Introduction to Ryder System, Inc. and Consolidated Subsidiaries Pro Forma Consolidated Condensed Financial Information.

                  (2) Ryder System, Inc. and Consolidated Subsidiaries Pro Forma Consolidated Condensed Statement of Earnings for the Nine Months Ended September 30, 1996.

                  (3) Ryder System, Inc. and Consolidated Subsidiaries Pro Forma Consolidated Condensed Statement of Earnings for the Year Ended December 31, 1995.

                  (4) Ryder System, Inc. and Consolidated Subsidiaries Pro Forma Consolidated Condensed Balance Sheet at September 30, 1996.

                  (5) Notes to Ryder System, Inc. and Consolidated Subsidiaries Unaudited Pro Forma Consolidated Condensed Financial Information.

ITEM 5.  INTRODUCTION TO PRO FORMA CONSOLIDATED CONDENSED FINANCIAL INFORMATION

On October 17, 1996, a subsidiary of the Company completed the sale of its consumer truck rental business unit to a consortium of investors led by Questor Partners Fund, L.P. ("Questor"). The purchase price of the transaction, $579 million, subject to certain adjustments, was determined by negotiations between the Company and Questor and was paid in cash at the closing.

The unaudited Pro Forma Consolidated Condensed Statements of Earnings of Ryder System, Inc. and consolidated subsidiaries for the nine-month period ended September 30, 1996 and for the year ended December 31, 1995, present the Company's earnings before cumulative effect of a change in accounting, assuming that the transactions resulting from the sale, including the use of proceeds, had occurred on January 1, 1995, and, in the opinion of management, include all material adjustments necessary to restate the Company's historical results.
The adjustments required to reflect such assumptions are set forth in the "Pro Forma Adjustments" column.

The unaudited Pro Forma Consolidated Condensed Balance Sheet of Ryder System, Inc. and consolidated subsidiaries as of September 30, 1996, presents the financial position of the Company, assuming the transactions associated with the sale had been completed as of that date. The adjustments required to reflect such assumptions are set forth in the "Pro Forma Adjustments" column.

The historical amounts are derived from the historical financial statements of Ryder System, Inc. and consolidated subsidiaries. The unaudited Pro Forma Consolidated Condensed Financial Information of the Company should be read in conjunction with the historical financial statements and related notes of the Company included in the most recent annual report previously filed with the Commission, copies of which are available from the Company. The pro forma information presented is for informational purposes only and may not necessarily reflect the results of operations which would have occurred had the sale of the consumer truck rental business been consummated at the beginning of the financial periods presented, nor is the pro forma information intended to be indicative of future results of operations or financial position of the Company. Traditionally, the consumer truck rental business is seasonal with generally higher levels of demand during the summer months. Accordingly, the results of the consumer truck rental business through September 30, 1996 may not be indicative of anticipated full year 1996 results.

                RYDER SYSTEM, INC. AND CONSOLIDATED SUBSIDIARIES
             PRO FORMA CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                      Nine Months Ended September 30, 1996
                (Dollars in thousands, except per share amounts)

                                                      PRO FORMA
                                         HISTORICAL  ADJUSTMENTS      PRO FORMA
--------------------------------------------------------------------------------
REVENUE                                $  4,162,701     (360,632) (a) 3,802,069
--------------------------------------------------------------------------------
Operating expense                         3,333,550     (249,686) (a) 3,083,864
Depreciation expense, net of gains          547,877      (72,513) (a)   475,364
Interest expense                            159,171       (8,500) (b)   150,671
Miscellaneous (income) expense                2,717          651  (a)
                                                          (7,200) (c)    (3,832)
--------------------------------------------------------------------------------
                                          4,043,315     (337,248)     3,706,067
--------------------------------------------------------------------------------
  Earnings before income taxes              119,386      (23,384)        96,002
Provision for income taxes                   51,336       (7,830) (a)
                                                          (1,400) (d)    42,106
--------------------------------------------------------------------------------
NET EARNINGS                           $     68,050      (14,154)        53,896
================================================================================
EARNINGS PER COMMON SHARE              $       0.84                        0.72
--------------------------------------------------------------------------------
Average common and common
  equivalent shares                          81,059                      75,059
================================================================================

See accompanying notes to the unaudited pro forma consolidated condensed financial information.

                RYDER SYSTEM, INC. AND CONSOLIDATED SUBSIDIARIES
             PRO FORMA CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                          Year Ended December 31, 1995
                (Dollars in thousands, except per share amounts)

                                                       PRO FORMA
                                          HISTORICAL  ADJUSTMENTS     PRO FORMA
--------------------------------------------------------------------------------
REVENUE                                $  5,167,421     (472,319) (a) 4,695,102
--------------------------------------------------------------------------------
Operating expense                         4,049,322     (335,111) (a) 3,714,211
Depreciation expense, net of gains          664,073     (100,748) (a)   563,325
Interest expense                            191,157      (11,800) (b)   179,357
Miscellaneous (income) expense               (1,517)         776  (a)
                                                         (10,600) (c)   (11,341)
--------------------------------------------------------------------------------
                                          4,903,035     (457,483)     4,445,552
--------------------------------------------------------------------------------
  Earnings before income taxes
     and cumulative effect
     of change in accounting                264,386      (14,836)       249,550
Provision for income taxes                  108,961       (3,183) (a)
                                                          (2,600) (d)   103,178
--------------------------------------------------------------------------------
Earnings before cumulative effect
 of change in accounting               $    155,425       (9,053)       146,372
================================================================================
Earnings per common share
 before cumulative effect of
 change in accounting                  $       1.96                        1.99
--------------------------------------------------------------------------------
Average common and common
  equivalent shares                          79,370                      73,370
================================================================================

See accompanying notes to the unaudited pro forma consolidated condensed financial information.


                RYDER SYSTEM, INC. AND CONSOLIDATED SUBSIDIARIES
                 PRO FORMA CONSOLIDATED CONDENSED BALANCE SHEET
                             September 30, 1996
                (Dollars in thousands, except per share amounts)

                                                                PRO FORMA
                                                 HISTORICAL    ADJUSTMENTS     PRO FORMA
-----------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                      $  120,052    583,400  (e)
                                                              (498,000) (f)      205,452
  Receivables                                       436,872    175,000  (f)      611,872
  Inventories                                        59,937                       59,937
  Tires in service                                  168,446                      168,446
  Deferred income taxes                              22,206                       22,206
  Prepaid expenses and other current assets         140,006     (1,886) (e)      138,120
  Consumer Truck Rental assets
    held for sale                                   528,714   (528,714) (e)            -
-----------------------------------------------------------------------------------------
        Total current assets                      1,476,233   (270,200)        1,206,033
-----------------------------------------------------------------------------------------
Revenue earning equipment                         3,280,890                    3,280,890
Operating property and equipment                    658,022       (600) (e)      657,422
Direct financing leases and other assets            307,276                      307,276
Intangible assets and deferred charges              295,242                      295,242
-----------------------------------------------------------------------------------------
                                                 $6,017,663   (270,800)        5,746,863
=========================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt              $  145,030     (1,100) (e)      143,930
  Accounts payable                                  346,622       (300) (e)      346,322
  Accrued expenses                                  505,608     77,500  (e)      583,108
-----------------------------------------------------------------------------------------
        Total current liabilities                   997,260     76,100         1,073,360
-----------------------------------------------------------------------------------------
Long-term debt                                    2,520,357   (143,000) (f)    2,377,357
Other non-current liabilities                       475,147                      475,147
Deferred income taxes                               695,992    (39,000) (e)      656,992
Shareholders' equity:
  Common stock of $0.50 par value per share
        (shares outstanding at
        September 30, 1996 - 81,606,164)            606,681   (180,000) (f)      426,681
  Retained earnings                                 735,392     15,100  (e)      750,492
  Translation adjustment                            (13,166)                     (13,166)
-----------------------------------------------------------------------------------------
        Total shareholders' equity                1,328,907   (164,900)        1,164,007
-----------------------------------------------------------------------------------------
                                                 $6,017,663   (270,800)        5,746,863
=========================================================================================

See accompanying notes to unaudited pro forma consolidated condensed financial information.

                RYDER SYSTEM, INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO THE UNAUDITED PRO FORMA CONSOLIDATED
                         CONDENSED FINANCIAL INFORMATION

Note 1 -

On October 17, 1996, the Company sold substantially all the assets and certain liabilities of its consumer truck rental business to Questor Partners Fund, L.P. and certain other investors for $579 million. The sale is subject to a final audit of the net assets sold as of the closing date. The audit is to be completed and final purchase price adjusted based upon such audit before December 31, 1996. As such, the purchase price and gain reflected in the accompanying pro forma consolidated condensed financial information is subject to change.

Pursuant to the terms of the sales agreement, the Company gave the buyer a royalty-free license to use the Ryder trademark and color scheme, subject to certain restrictions, for a total of 10 years (with required modifications to the trademark after five years). The Company and the buyer have also entered into service agreements for various periods of time ranging from two to five years, with options for extensions after five years for certain of the agreements. Under the agreements, the Company will continue to provide various services to the buyer including vehicle maintenance, claims processing, management information systems and other administrative services. In addition, certain Company branch locations will continue to act as consumer truck rental dealers and the Company will continue to assist in the disposition of the buyer's used vehicles through its sales network. Rates agreed upon for the various services are considered reasonable based on market rates.

The Company announced at the time of the sale its intention to use the proceeds from the sale to pay down debt and repurchase stock. The repurchase of stock is intended to enhance shareholder value by retiring capital invested previously in the consumer truck rental business. As such, the accompanying pro forma consolidated condensed financial information reflects the repurchase of six million shares and a related reduction in common stock of $180 million. For each 10% change in the assumed stock repurchase price of $30 per common share, the pro forma earnings per common share would change by approximately $0.01.

The accompanying unaudited pro forma consolidated condensed financial information reflects all adjustments, in the opinion of management, which are necessary to present a fair statement of the financial position and results of operations of the Company. The information does not include certain disclosures required under generally accepted accounting principles and, therefore should be read in conjunction with the financial statements and notes thereto included in the Company's most recent annual report filed with the Commission.

Note 2 -

The pro forma adjustments to the accompanying consolidated condensed financial information are described below:

(a) To deconsolidate the results of the operations of the consumer truck rental business, net of certain intercompany adjustments (in millions) as follows:

                                                        For the nine months          For the year
                                                               ended                    ended
                                                        September 30, 1996        December 31, 1995
                                                        -------------------     -----------------------

     Charges for maintenance services provided                 $ 44.5                     57.4
     Allocated interest                                          19.2                     29.7
     Commissions earned as rental dealer                          7.0                     10.1
     Charges for vehicle disposition services                     4.6                      7.0

(b) To reduce interest expense due to the reduction of debt from cash flows generated from the sale.


                RYDER SYSTEM, INC. AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO THE UNAUDITED PRO FORMA CONSOLIDATED
                         CONDENSED FINANCIAL INFORMATION
                                   (CONTINUED)

(c) To increase miscellaneous (income) expense as a result of a reduction in the level of receivables sold (at a discount) due to cash being available from the sale (and assumed to be used in lieu of selling receivables).

(d) To reflect the income tax benefit associated with the pro forma adjustments to the statements of earnings.

(e) To reflect the sale of substantially all the assets and certain liabilities of the consumer truck rental business. The net book value of the items sold as of September 30, 1996 was $523.4 million compared with $519.4 million at the closing date.

     The sale price for the business was based upon the net book value of the net assets sold plus $60 million, subject to a final audit. As such, the sale proceeds would have been $583.4 million had the transaction taken place on September 30, 1996.

     The net estimated pro forma increase to retained earnings of $15.1 million is calculated as follows (in millions):

     Gross proceeds (assuming September 30, 1996 sale)        $     583.4
     Less:
       Net book value of assets sold                                523.4
       Severance and stay-on bonuses                                  9.3
       Direct transaction costs                                       7.2
       Write-off of assets not sold                                   2.5
       Sales tax, vehicle titling, software licensing
        and other costs                                              16.0
                                                              -----------
                                                                     25.0

       Income tax benefit (expense) -
         Current                                                    (48.9)
         Deferred                                                    39.0
                                                              ===========
         Net adjustment to retained earnings
         (subject to final audit)                             $      15.1
                                                              ===========

(f) To reflect the usage of the net proceeds after transaction costs and other liabilities established upon sale, as follows (in millions):

     Proceeds at October 17, 1996                             $     579.4
     Less:
       Estimated taxes payable                                       48.9
       Severance and stay-on bonuses                                  9.3
       Direct transaction costs                                       7.2
       Sales tax, vehicle titling, software
        licensing and other costs                                    16.0
                                                              ===========
                                                              $     498.0
                                                              ===========

     The net proceeds of $498.0 were assumed to be used as follows:

       Repurchase common stock                                $     180.0
       Reduce sales of receivables                                  175.0
       Debt reduction                                               143.0
                                                              ===========
                                                              $     498.0
                                                              ===========

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


   (b)   REPORTS ON FORM 8-K

         A report on Form 8-K, dated July 19, 1996, was filed by the Registrant with respect to a press release reporting that the Registrant was exploring the sale of its Consumer Truck Rental business.

         A report on Form 8-K, dated September 19, 1996, was filed by the Registrant with respect to an announcement that the Registrant had entered into a definitive agreement to sell its Consumer Truck Rental business to a consortium of investors led by Questor Partners Fund, L.P. for approximately $575 million.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    RYDER SYSTEM, INC.
                                    (Registrant)


Date:      November 14, 1996        /S/ EDWIN A. HUSTON
                                    -------------------
                                    Edwin A. Huston
                                    Senior Executive Vice President-Finance
                                    and Chief Financial Officer
                                    (Principal Financial Officer)


Date:      November 14, 1996        /S/ ANTHONY G. TEGNELIA
                                    -----------------------
                                    Anthony G. Tegnelia
                                    Senior Vice President
                                    and Controller (Principal
                                    Accounting Officer)