Form 10-K
period 1996-12-31
RYDER SYSTEM INC
filed 1997-03-26
CIK 85961

--------------------------------------------------------------------------------
                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 FOR THE TRANSITION PERIOD FROM _____ TO ______

                          Commission file number 1-4364

                               RYDER SYSTEM, INC.
             (Exact name of registrant as specified in its charter)

    FLORIDA                                              59-0739250
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                       Identification No.)

    3600 N.W. 82 AVENUE, MIAMI, FLORIDA  33166           (305) 500-3726
    (Address of principal executive                      (Telephone number
    offices including zip code)                          including area code)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold as of January 31, 1997, was $2,198,773,354. The number of shares of Ryder System, Inc. Common Stock ($.50 par value) outstanding as of January 31, 1997, was 77,911,779.

    DOCUMENTS INCORPORATED BY                   PART OF FORM 10-K INTO WHICH
    REFERENCE INTO THIS REPORT                  DOCUMENT IS INCORPORATED
    --------------------------                  ----------------------------
    Ryder System, Inc. 1996 Annual              Parts I, II and IV
    Report to Shareholders*

    Ryder System, Inc. 1997 Proxy               Part III
    Statement

    *The Ryder System, Inc. 1996 Annual Report to Shareholders is incorporated herein only to the extent specifically stated.

--------------------------------------------------------------------------------
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

Ryder System, Inc. Medium-Term Notes,                                None
Series 9, due 9 months or more from date of
issue at rate based on market rates at time
of issuance


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
Ryder System, Inc. Medium-Term Notes,                                None
Series 10, due 9 months or more from date of
issue at rate based on market rates at time
of issuance

Ryder System, Inc. Medium-Term Notes,                                None
Series 11, due 9 months or more from date of
issue at rate based on market rates at time
of issuance

Ryder System, Inc. Medium-Term Notes,                                None
Series 12, due 9 months or more from date of
issue at rate based on market rates at time
of issuance

Ryder System, Inc. Medium-Term Notes,                                None
Series 13, due 9 months or more from date of
issue at rate based on market rates at time
of issuance

Ryder System, Inc. Medium-Term Notes,                                None
Series 14, due 9 months or more from date of
issue at rate based on market rates at time of
issuance.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:          None

                            [Cover page 3 of 3 pages]


                               RYDER SYSTEM, INC.
                             Form 10-K Annual Report

                                TABLE OF CONTENTS

                                                                                                   PAGE NO.
                                                                                                   -------
PART I

 Item 1        Business...................................................................................5
 Item 2        Properties................................................................................10
 Item 3        Legal Proceedings.........................................................................11
 Item 4        Submission of Matters to a Vote of Security Holders.......................................11


PART II

 Item 5        Market for Registrant's Common Equity and Related
                 Stockholder Matters.....................................................................12
 Item 6        Selected Financial Data...................................................................12
 Item 7        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...............................................................12
 Item 8        Financial Statements and Supplementary Data...............................................12
 Item 9        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................................................12

PART III

 Item 10       Directors and Executive Officers of the Registrant........................................13
 Item 11       Executive Compensation....................................................................13
 Item 12       Security Ownership of Certain Beneficial Owners and
                 Management..............................................................................13
 Item 13       Certain Relationships and Related Transactions............................................13


PART IV

 Item 14       Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K................................................................................14

                                     PART I

                                ITEM 1. BUSINESS

GENERAL

Ryder System, Inc. ("the Company") was incorporated in Florida in 1955. Through its subsidiaries, the Company engages primarily in the following businesses: 1) integrated logistics, including dedicated contract carriage, the management of carriers, and inventory deployment; 2) full service leasing, maintenance and short-term rental of trucks, tractors and trailers; 3) public transportation management, operations and maintenance services, and student transportation services; and 4) transportation of new automobiles and trucks. The Company's main operating segments are Vehicle Leasing & Services (which is engaged in the businesses described in 1) through 3) above) and Automotive Carrier Services (which is engaged in the business described in 4) above).

At December 31, 1996, the Company and its subsidiaries had a fleet of 168,397 vehicles and 44,765 employees.(1) General Motors Corporation ("GM") is the largest single customer of the Company, accounting for approximately 8%, 9% and 10% of consolidated revenue of the Company in 1996, 1995 and 1994, respectively.

SEGMENT INFORMATION

Financial information about industry segments is incorporated by reference from the "Financial Review" on pages 16 through 28 and the "Notes to Consolidated Financial Statements - Segment Information" on page 42 of the Ryder System, Inc. 1996 Annual Report to Shareholders.

VEHICLE LEASING & SERVICES

The Vehicle Leasing & Services Division, which comprises Ryder's logistics business, including Ryder Integrated Logistics, Inc. ("Ryder Integrated Logistics") and Ryder International, Inc. ("Ryder International"), Ryder Truck Rental, Inc. which does business as Ryder Transportation Services ("Ryder Transportation Services"), and the Ryder Public Transportation Services group of companies ("Ryder Public Transportation Services"), provides a wide variety of highway transportation services, including integrated logistics, full service leasing of trucks, tractors and trailers, truck rental, contract and non-contract truck maintenance, public transportation management, operations and maintenance services, and student transportation services. The former Consumer Truck Rental division of Ryder Truck Rental, Inc. was sold on October 17, 1996. As of December 31, 1996, the Vehicle Leasing & Services Division had 161,749 vehicles and 39,975 employees (excluding the personnel described in footnote 1 below). The total revenue contributed by the Vehicle Leasing & Services Division was 89%, 89% and 86% of the consolidated revenue of the Company in 1996, 1995 and 1994, respectively.

Through Ryder Integrated Logistics, the Vehicle Leasing & Services Division provides integrated logistics services (a system-wide management view of a customer's entire supply chain, from raw materials supply through finished goods distribution), and custom-tailored commercial and consumer product distribution, including dedicated contract carriage, the management of carriers, and inventory deployment, utilizing information technology, from 738 locations in the U.S. and Canada. Services include varying combinations of logistics system design, provision of vehicles and equipment, maintenance, provision of drivers, warehouse management (including cross docking and flow-through distribution), transportation management, vehicle dispatch, and just-in-time delivery. Logistics systems include modal procurement and management of all modes of transportation, shuttles, interstate long-haul operations, just-in-time service to assembly plants, and factory-to-warehouse-to-retail facility service. These services are used in the automotive, paper and paper

--------
     {1} This number does not include: (a) operating personnel of local transit authorities managed by certain subsidiaries of the Company (in such situations, generally the entire cost of compensation and benefits for such personnel is passed through to the transit authority, which reimburses the Company's subsidiaries); or (b) drivers obtained by certain subsidiaries of the Company under driver leasing agreements.

packaging, chemical, electronic and office equipment, news, food and beverage, housing, and general retail industries, along with other industries. Ryder Integrated Logistics specializes in inbound and aftermarket automotive parts delivery. In 1996, Ryder Integrated Logistics continued to expand its presence in the logistics market through internal growth.

Ryder International provides a wide variety of highway transportation services in international markets outside the United States and Canada, including integrated logistics, full service leasing of trucks, tractors and trailers, commercial truck rental, and contract truck maintenance. As of December 31, 1996, Ryder International had 13,659 vehicles, 3,544 employees, and provided service through 101 locations in the United Kingdom, Germany, Mexico, Poland, Argentina and Brazil. Ryder International has developed, and is in the process of implementing, a strategy for growth in international markets outside the United States and Canada and in providing global logistics solutions to multinational customers. This strategy is designed to enable Ryder International to take full advantage of, and build upon, the Company's expertise in providing logistics solutions to businesses involved in the over-the-road transportation of goods as well as to those who move goods around the world using any mode of transportation. In 1996, Ryder International continued to expand its presence in Mexico, Argentina and Brazil through internal growth. Additionally, in 1996, the Company opened an office in the Netherlands as a base from which to provide freight management services to large multinationals throughout Europe.

Through Ryder Transportation Services, the Vehicle Leasing & Services Division provides full service truck leasing to more than 13,000 customers (ranging from large national enterprises to small companies), with a fleet of 101,507 vehicles (including 14,016 vehicles leased to affiliates), through 983 locations in 49 states, Puerto Rico, and 8 Canadian provinces. Under a full service lease, Ryder Transportation Services provides customers with vehicles, maintenance, supplies and related equipment necessary for operation, while the customers furnish and supervise their own drivers, and dispatch and exercise control over the vehicles. Additionally, Ryder Transportation Services provides contract maintenance services to more than 1,250 customers, servicing 36,516 vehicles (including approximately 8,600 vehicles owned by affiliates) under maintenance contracts, and provides short-term truck rental, which tends to be seasonal, to commercial customers to supplement their fleets during peak business periods. A fleet of 35,420 vehicles, ranging from heavy-duty tractors and trailers to light-duty trucks, is available for commercial short-term rental. In 1996, Ryder Transportation Services focused on the expansion of its long-term contractual businesses such as the full service leasing of trucks, tractors and trailers, and contract truck maintenance, through internal growth. Additionally in 1996, Ryder Transportation Services implemented new services for customers. Such new services include the Ryder Citicorp Finance Lease, which was rolled out on a national basis in 1996. By expanding its vehicle financing options, Ryder Transportation Services gives customers the flexibility to choose a full service lease or the combination of a finance lease and contract maintenance for their vehicles.

Through Ryder Public Transportation Services, the Vehicle Leasing & Services Division provides public transportation management, operations and maintenance services, student transportation services and manages and maintains vehicles and equipment primarily for municipalities and utilities. Ryder Public Transportation Services now manages or operates 83 public transportation systems with 4,575 vehicles in 25 states and the District of Columbia, operates 8,519 school buses in 21 states, maintains approximately 27,000 public transportation or fleet vehicles in 20 states and Puerto Rico, and provides public transportation management consulting services. In 1996, Ryder Public Transportation Services continued to expand its presence in the public transportation management, operations and maintenance markets and student transportation markets through internal growth and acquisitions. An increasing number of U.S. school districts now have the option of contracting with private operators such as Ryder Public Transportation Services for student transportation services.

The Vehicle Leasing & Services Division has historically disposed of its used surplus revenue earning equipment at prices in excess of book value. The Vehicle Leasing & Services Division reported gains on the sale of revenue earning equipment (reported as reductions in depreciation expense) of approximately 27%, 20% and 19% of the Vehicle Leasing & Services Division's earnings before interest and taxes in 1996, 1995 and 1994, respectively. The extent to which the Vehicle Leasing & Services Division may consistently continue to realize gains on disposal of its revenue earning equipment is dependent upon various factors including the general state of the used vehicle market, the condition and utilization of the Vehicle Leasing & Services Division's fleet and depreciation methods with respect to its vehicles.

AUTOMOTIVE CARRIER SERVICES

The Automotive Carrier Services Division transports new automobiles and trucks to dealers, and to and from various distribution points, throughout the United States and several Canadian provinces for GM, Chrysler, Toyota, Ford, Honda, and for most other automobile and light truck manufacturers. GM remains the Automotive Carrier Services Division's largest single customer accounting for 52%, 54% and 54% of the Automotive Carrier Services Division's revenue in 1996, 1995 and 1994, respectively. The total revenue contributed by the Automotive Carrier Services Division was 11%, 11% and 14% of the consolidated revenue of the Company in 1996, 1995 and 1994, respectively.

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

As of December 31, 1996, the Automotive Carrier Services Division had 3,349 auto transport vehicles (including owner-operator vehicles), 4,478 employees (excluding leased drivers), and provided service through 91 locations in 34 states and 3 Canadian provinces. Most of the Automotive Carrier Services Division's employees are covered by an industry-wide collective bargaining agreement, the term of which ends May 31, 1999.

COMPETITION

As an alternative to using the Company's services, customers may choose to provide similar services for themselves, or may choose to purchase similar or alternative services from other third-party vendors.

The integrated logistics operations of the Vehicle Leasing & Services Division and the Automotive Carrier Services Division compete with companies providing similar services on a national, regional and local level. Additionally, these businesses are subject to potential competition in most of the regions they serve from railroads and motor carriers. Competitive factors include price, equipment, maintenance, geographical coverage and expertise in logistics related technology. Value-added differentiation of these service offerings has been, and will continue to be, the Company's strategy.

Ryder International competes, on a country-by-country basis, and on a global basis, with companies providing similar services in international markets outside the United States and Canada. In the United Kingdom, the markets for full service leasing of trucks, tractors and trailers, and dedicated contract carriage services are well developed and competitive, similar to those in the U.S. and Canada. Recent developments in Mexico following the approval of the North American Free Trade Agreement (NAFTA), Germany's continued integration into the European Community and the resulting deregulation, and Poland's transformation to a market economy, create a growing opportunity for Ryder International to provide services in these new markets. Additionally, recent developments in Argentina and Brazil, such as the expanded investment in automotive manufacturing, create growing opportunities for Ryder International to provide services in the southern cone of South America. Ryder International expects that competition with its services in these emerging markets and in the global integrated logistics marketplace will develop. Competitive factors include price, equipment, maintenance, geographical coverage, market knowledge and expertise in logistics related technology. Value-added differentiation of the Company's service offerings continues to be Ryder International's strategy in those markets.

The full service truck leasing, truck rental, and contract and non-contract truck maintenance operations of the Vehicle Leasing & Services Division compete with companies providing similar services on a national, regional and local level. Regional and local competitors may sometimes provide services on a national level through their participation in various cooperative programs and through their membership in various industry associations. Competitive factors include price, equipment, maintenance and geographical coverage. The Vehicle Leasing & Services Division also competes, to an extent, with a number of truck and trailer manufacturers who provide truck and trailer leasing, extended warranty maintenance, rental and other transportation services. Value-added differentiation of the Vehicle Leasing & Services Division's full service truck leasing, truck rental, and contract and non-contract truck maintenance service offerings has been, and will continue to be, the Company's emphasis.

The public transportation management, operations and maintenance services and the student transportation services of the Vehicle Leasing & Services Division compete with companies providing similar services on a national, regional and local level. Additionally, many governmental entities choose to provide these services for themselves. In geographical areas where third-party vendors are used, the market tends to be fragmented and competitive. Competitive factors include price, equipment, maintenance and geographical coverage. Value-added differentiation of these service offerings has been, and will continue to be, the Company's strategy.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

All of the executive officers of the Company were elected or re-elected to their present offices either at or subsequent to the meeting of the Board of Directors held on May 3, 1996 in conjunction with the Company's 1996 Annual Meeting on the same date. They all hold such offices, at the discretion of the Board of Directors, until their removal, replacement or retirement.


          NAME                                    AGE                         POSITION
          ----                                    ---                         --------
M. Anthony Burns                                  54              Chairman, President and
                                                                  Chief Executive Officer

Dwight D. Denny                                   53              Executive Vice President - Development

John H. Dorr                                      50              President - Ryder Public Transportation Services,
                                                                  Inc.

James B. Griffin                                  42              President - Ryder Transportation Services

James M. Herron                                   62              Former Senior Executive Vice President and
                                                                  General Counsel

Edwin A. Huston                                   58              Senior Executive Vice President -
                                                                  Finance and Chief Financial Officer

Thomas E. McKinnon                                52              Executive Vice President - Human
                                                                  Resources and Corporate Services

Larry S. Mulkey                                   53              President - Ryder Integrated Logistics, Inc.

Lisa A. Rickard                                   41              Senior Vice President - Government Relations

George P. Scanlon                                 39              Vice President - Planning and Controller

Randall E. West                                   48              President - Ryder Automotive Carrier
                                                                  Services, Inc.


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

John H. Dorr has been President - Ryder Public Transportation Services, Inc. since January 1997. Mr. Dorr served as Senior Vice President and General Manager of Ryder Public Transportation Services since July 1993 and prior to that was Vice President and General Manager of Ryder Student Transportation Services from September 1990 to July 1993.

James B. Griffin has been President - Ryder Transportation Services (formerly Commercial Leasing & Services) since January 1996, and was President - Ryder Automotive Carrier Group, Inc. from February 1993 to December 1995. Mr. Griffin served Ryder Truck Rental, Inc. as Vice President and General Manager - Mid-South Region from December 1990 to February 1993. Mr. Griffin previously served Ryder Truck Rental, Inc. as Region Vice President in Syracuse,
New York from April 1988 to December 1990.

James M. Herron was Senior Executive Vice President from July 1989 until his retirement at the end of 1996. Mr. Herron has been General Counsel since April 1973 and continues to serve in that capacity pending the selection of his successor. Mr. Herron was also Secretary from February 1983 through February 1986.

Edwin A. Huston has been Senior Executive Vice President - Finance and Chief Financial Officer since January 1987. Mr. Huston was Executive Vice President - Finance from December 1979 to January 1987.

Thomas E. McKinnon has been Executive Vice President - Human Resources and Corporate Services since February 1997. Mr. McKinnon served as Executive Vice President - Human Resources from June 1995 until February 1997. Mr. McKinnon previously served Unisys Corporation as Vice President - Human Resources from August 1990 to June 1995.

Larry S. Mulkey has been President - Ryder Integrated Logistics, Inc. (formerly Ryder Dedicated Logistics, Inc.) since November 1990. Mr. Mulkey was President - Ryder Public Transportation Services from June 1993 to October 1994, and, prior to the organization of the Ryder Public Transportation Services group, was President of each of the companies comprising that group from November 1990 to June 1993. From November 1990 to December 1992, Ryder's operations in the United Kingdom and Germany reported to Mr. Mulkey. Mr. Mulkey was Senior Vice President and General Manager - Central Area of Ryder Truck Rental, Inc. from January 1986 to November 1990, and was Senior Vice President and General Manager - Eastern Area of Ryder Truck Rental, Inc. from August 1985 to January 1986.

Lisa A. Rickard has been Senior Vice President - Government Relations since January 1997. Ms. Rickard served as Vice President - Federal Affairs from January 1994 until January 1997. Prior to that, Ms. Rickard was with the Washington law firm of Akin, Gump, Strauss, Hauer & Feld, LLP from June 1982 until December 1993.

George P. Scanlon has been Vice President - Planning and Controller since January 1997. Mr. Scanlon is the Company's principal accounting officer. Prior to that, Mr. Scanlon served as Vice President - Corporate Planning since August 1996. Mr. Scanlon served as Group Director - Corporate Planning from October 1993 until August 1996 and Group Director - Audit Services from March 1991 until October 1993.

Randall E. West has been President - Ryder Automotive Carrier Services, Inc. (formerly Ryder Automotive Carrier Group, Inc.) since January 1996, and was Senior Vice President and General Manager of the International Division from December 1993 to December 1995. Mr. West served Ryder Truck Rental, Inc. as Vice President and General Manager - Southwest Region from September 1991 to December 1993. Mr. West previously served Ryder Truck Rental, Inc. as Region Vice President in New Orleans from November 1988 to September 1991.

                               ITEM 2. PROPERTIES

The Company's property consists primarily of vehicles, vehicle maintenance and repair facilities, and other real estate and improvements. Information regarding vehicles is included in Item 1, which is incorporated herein by reference.

The Vehicle Leasing & Services Division has 2,026 locations in the United States, Canada and Puerto Rico; 456 of these facilities are owned and the remainder are leased. Such locations generally include a repair shop and administrative offices. Through Ryder International, the Vehicle Leasing & Services Division has 101 locations in the United Kingdom, Germany, Mexico, Poland, Argentina and Brazil; 15 of these facilities are owned and the remainder are leased. Such locations generally include a repair shop and administrative offices.

The Automotive Carrier Services Division has 91 locations in 34 states throughout the United States and 8 locations in Canada; 24 of these facilities are owned and the remainder are leased.

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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1996.

                                     PART II

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

The information required by Item 5 is incorporated by reference from page 43 ("Common Stock Data") of the Ryder System, Inc. 1996 Annual Report to Shareholders.

                         ITEM 6. SELECTED FINANCIAL DATA

The information required by Item 6 is incorporated by reference from pages 44 and 45 of the Ryder System, Inc. 1996 Annual Report to Shareholders.

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is incorporated by reference from pages 16 through 28 of the Ryder System, Inc. 1996 Annual Report to Shareholders.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is incorporated by reference from pages 30 through 42 and page 43 ("Quarterly Data") of the Ryder System, Inc. 1996 Annual Report to Shareholders.

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding directors is incorporated by reference from pages 4 through 7 of the Ryder System, Inc. 1997 Proxy Statement.

The information required by Item 10 regarding executive officers is set out in
Item 1 of Part I of this Form 10-K Annual Report.

Additional information required by Item 10 is incorporated by reference from page 17 ("Section 16(a) Beneficial Ownership Reporting Compliance") of the Ryder System, Inc. 1997 Proxy Statement.

                         ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from pages 8, 9 ("Compensation of Directors") and 21 through 25 of the Ryder System, Inc. 1997 Proxy Statement.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from pages 16 and 17 of the Ryder System, Inc. 1997 Proxy Statement.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from page 10 of the Ryder System, Inc. 1997 Proxy Statement.

                                     PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

(a) 1. Financial Statements for Ryder System, Inc. and Consolidated
       Subsidiaries:

       Items A through E are incorporated by reference from pages 29 through 42 of the Ryder System, Inc. 1996 Annual Report to Shareholders.

        A) Consolidated Statements of Operations for years ended December 31, 1996, 1995 and 1994.

        B)    Consolidated Balance Sheets for December 31, 1996 and 1995.

        C) Consolidated Statements of Cash Flows for years ended December 31, 1996, 1995 and 1994.

        D)    Notes to Consolidated Financial Statements.

        E)    Independent Auditors' Report.

    2.  Not applicable.

All other schedules and statements are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

Supplementary Financial Information consisting of selected quarterly financial data is incorporated by reference from page 43 of the Ryder System, Inc. 1996 Annual Report to Shareholders.

  3.     Exhibits:

        The following exhibits are filed with this report or, where indicated, incorporated by reference (Forms 10-K, 10-Q and 8-K referenced herein have been filed under the Commission's file No. 1-4364). The Company will provide a copy of the exhibits filed with this report at a nominal charge to those parties requesting them.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------

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

4.4 The Rights Agreement between Ryder System, Inc. and Boston Equiserve, L.P., dated as of March 8, 1996, filed with the Commission on April 3, 1996 as an exhibit to the Company's Registration Statement on Form 8-A is incorporated by reference into this report.

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

10.2(d) The form of change of control severance agreement for executive officers effective as of May 1, 1996.

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

10.3(d) The form of severance agreement for executive officers effective as of May 1, 1996.

10.4 The form of Ryder System, Inc. Incentive Compensation Deferral Agreement dated as of November 30, 1995, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated by reference into this report.

10.5 The form of Ryder System, Inc. Salary Deferral Agreement dated as of November 30, 1995, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated by reference into this report.

10.6 The form of Ryder System, Inc. director's fee deferral agreement dated as of December 31, 1995, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated by reference into this report.

10.7(a) The Ryder System, Inc. 1996 Incentive Compensation Plan for Headquarters Executive Management, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated by reference into this report.

10.7(b) The Ryder System, Inc. 1996 Hybrid Incentive Compensation Plan for Headquarters Executive Management, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated by reference into this report.

10.8 The Ryder System, Inc. 1996 Incentive Compensation Plan for Ryder System, Inc. Senior Executive Vice Presidents and Executive Vice President - Development, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated by reference into this report.

10.9 The Ryder System, Inc. 1996 Incentive Compensation Plan for President - Ryder International, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated by reference into this report.

10.10 The Ryder System, Inc. 1996 Incentive Compensation Plan for President - Automotive Carrier Division, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated by reference into this report.

10.11 The Ryder System, Inc. 1996 Incentive Compensation Plan for Chairman, President & Chief Executive Officer, Ryder System, Inc., previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated by reference into this report.

10.12 The Ryder System, Inc. 1996 Incentive Compensation Plan for President - Commercial Leasing & Services, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated by reference into this report.

10.13 The Ryder System, Inc. 1996 Incentive Compensation Plan for President - Consumer Truck Rental, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated by reference into this report.

10.14 The Ryder System, Inc. 1996 Incentive Compensation Plan for President - Ryder Dedicated Logistics, previously filed with the Commission as an exhibit to the

                Company's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated by reference into this report.

10.15 The Ryder System, Inc. 1997 Incentive Compensation Plan for Headquarters Executive Management Levels MS 11 and Higher.

10.16(a) The Ryder System, Inc. 1980 Stock Incentive Plan, as amended and restated as of August 18, 1995, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated by reference into this report.

10.16(b) The form of Ryder System, Inc. 1980 Stock Incentive Plan, United Kingdom Section, dated May 4, 1995, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated by reference into this report.

10.16(c) The form of Ryder System, Inc. 1980 Stock Incentive Plan, United Kingdom Section, dated October 3, 1995, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated by reference into this report.

10.16(d) Combined Non-Qualified Stock Option and Limited Stock Appreciation Right Agreement, dated January 15, 1996, between Ryder System, Inc. and E.A. Huston, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated by reference into this report.

10.16(e) Appendix to Ryder System, Inc. 1980 Stock Incentive Plan (applicable to the United Kingdom).

10.16(f) Appendix 1 to Ryder System, Inc. 1980 Stock Incentive Plan (applicable to the United Kingdom).

10.16(g) Appendix 2 to Ryder System, Inc. 1980 Stock Incentive Plan (applicable to the United Kingdom).

10.17 The Ryder System, Inc. Directors Stock Plan, as amended and restated as of December 17, 1993, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated by reference into this report.

10.18(a) The Ryder System Benefit Restoration Plan, effective January 1, 1985, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated by reference into this report.

10.18(b) The First Amendment to the Ryder System Benefit Restoration Plan, effective as of December 16, 1988, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated by reference into this report.

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

10.22(a) The Ryder System, Inc. Stock for Merit Increase Replacement Plan, as amended and restated as of August 18, 1995, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated by reference into this report.

10.22(b) The form of Ryder System, Inc. Non-Qualified Stock Option Agreement, dated as of July 1, 1996.

10.23(a) The Ryder System, Inc. 1995 Stock Incentive Plan, as amended and restated as of August 18, 1995, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated by reference into this report.

10.23(b) The form of Combined Non-Qualified Stock Option and Limited Stock Appreciation Right Agreement, dated October 2, 1996.

10.24           The Ryder System, Inc. Savings Restoration Plan effective
                April 1, 1995, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated by reference into this report.

10.25           The Ryder System, Inc. Deferred Compensation Plan effective
                January 1, 1997.

10.26(a) Severance Agreement, dated as of May 1, 1996, between Ryder System, Inc. and J.M. Herron.

10.26(b) Amendment, dated December 19, 1996, to the Severance Agreement, dated as of May 1, 1996, between Ryder System, Inc. and J.M. Herron.

10.27 Agreement and Release, dated as of November 7, 1996, between Ryder System, Inc. and J.E. Riddle.

10.28           The Asset and Stock Purchase Agreement by and between
                Ryder Truck Rental, Inc. and RCTR Holdings, Inc. dated as of September 19, 1996, filed with the Commission on September 20, 1996 as an exhibit to the Company's report on Form 8-K, is incorporated by reference into this report.

11.1            Statement regarding computation of per share earnings.

13.1 Portions of the Ryder System, Inc. 1996 Annual Report to Shareholders. Those portions of the Ryder System, Inc. 1996 Annual Report to Shareholders which are not incorporated by reference into this report are furnished to the Commission solely for information purposes and are not to be deemed "filed" as part of this report.

21.1 List of subsidiaries of the registrant, with the state or other jurisdiction of incorporation or organization of each, and the name under which each subsidiary does business.

23.1 Auditors' consent to incorporation by reference in certain Registration Statements on Forms S-3 and S-8 of their reports on consolidated financial statements and schedules of Ryder System, Inc. and its subsidiaries.

24.1            Manually executed powers of attorney for each of:

                             Arthur H. Bernstein
                             Joseph L. Dionne
                             Edward T. Foote II
                             John A. Georges
                             Vernon E. Jordan, Jr.
                             David T. Kearns
                             Lynn M. Martin
                             Paul J. Rizzo
                             Alva O. Way
                             Mark H. Willes

   27.1         Financial Data Schedule.

(b)  Reports on Form 8-K:

       A report on Form 8-K, dated November 1, 1996, was filed by the registrant with respect to a press release reporting that the registrant was exploring strategic options for its Automotive Carrier Services business unit.

       A report on Form 8-K, dated November 1, 1996, was filed by the registrant announcing the completion of the sale of its Consumer Truck Rental business unit. The report also included pro forma consolidated condensed financial information for the registrant, after giving effect to the sale of its Consumer Truck Rental business unit.

(c)  Executive Compensation Plans and Arrangements:

       Please refer to the description of Exhibits 10.1 through 10.27 set forth under Item 14(a)3 of this report for a listing of all management contracts and compensation plans and arrangements filed with this report pursuant to Item 601(b)(10) of Regulation S-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 26, 1997              RYDER SYSTEM, INC.


                                   By:  /S/ M. ANTHONY BURNS
                                        ------------------------------
                                        M. Anthony Burns
                                        Chairman, President and Chief
                                        Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 26, 1997           By:  /S/ M. ANTHONY BURNS
                                     --------------------
                                     M. Anthony Burns
                                     Chairman, President and Chief
                                     Executive Officer
                                     (Principal Executive Officer)

Date:  March 26, 1997           By:  /S/ EDWIN A. HUSTON
                                     -------------------
                                     Edwin A. Huston
                                     Senior Executive Vice President - Finance
                                     and Chief Financial Officer
                                     (Principal Financial Officer)

Date:  March 26, 1997           By:  /S/ GEORGE P. SCANLON
                                     ---------------------
                                     George P. Scanlon
                                     Vice President - Planning and Controller
                                     (Principal Accounting Officer)

Date:  March 26, 1997            By:  /S/ ARTHUR H. BERNSTEIN  *
                                      ---------------------------------
                                      Arthur H. Bernstein
                                      Director

Date:  March 26, 1997            By:  /S/ JOSEPH L. DIONNE  *
                                      ------------------------------
                                      Joseph L. Dionne
                                      Director

Date:  March 26, 1997            By:  /S/  EDWARD T. FOOTE II  *
                                      --------------------------------
                                      Edward T. Foote II
                                      Director

Date:  March 26, 1997            By:  /S/ JOHN A. GEORGES *
                                      ----------------------------
                                      John A. Georges
                                      Director

Date:  March 26, 1997            By:  /S/  VERNON E. JORDAN, JR. *
                                      ----------------------------------
                                      Vernon E. Jordan, Jr.
                                      Director

Date:  March 26, 1997            By:  /S/  DAVID T. KEARNS *
                                      ---------------------------
                                      David T. Kearns
                                      Director

Date:  March 26, 1997            By:  /S/ LYNN M. MARTIN *
                                      --------------------------
                                      Lynn M. Martin
                                      Director

Date:  March 26, 1997            By:  /S/ PAUL J. RIZZO *
                                      ------------------------
                                      Paul J. Rizzo
                                      Director

Date:  March 26, 1997            By:  /S/ ALVA O. WAY *
                                      ----------------------
                                      Alva O. Way
                                      Director

Date:  March 26, 1997            By:  /S/ MARK H. WILLES *
                                      -------------------------
                                      Mark H. Willes
                                      Director

                                 *By: /S/ DAVID M. BEILIN
                                      -------------------------
                                      David M. Beilin
                                      Attorney-in-Fact

                                  EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------

10.2(d) The form of change of control severance agreement for executive officers effective as of May 1, 1996.

10.3(d) The form of severance agreement for executive officers effective as of May 1, 1996.

10.15 The Ryder System, Inc. 1997 Incentive Compensation Plan for Headquarters Executive Management Levels MS 11 and Higher.

10.16(e) Appendix to Ryder System, Inc. 1980 Stock Incentive Plan (applicable to the United Kingdom).

10.16(f) Appendix 1 to Ryder System, Inc. 1980 Stock Incentive Plan (applicable to the United Kingdom).

10.16(g) Appendix 2 to Ryder System, Inc. 1980 Stock Incentive Plan (applicable to the United Kingdom).

10.22(b) The form of Ryder System, Inc. Non-Qualified Stock Option Agreement, dated as of July 1, 1996.

10.23(b) The form of Combined Non-Qualified Stock Option and Limited Stock Appreciation Right Agreement, dated October 2, 1996.

10.25           The Ryder System, Inc. Deferred Compensation Plan effective
                January 1, 1997.

10.26(a) Severance Agreement, dated as of May 1, 1996, between Ryder System, Inc. and J.M. Herron.

10.26(b) Amendment, dated December 19, 1996, to the Severance Agreement, dated as of May 1, 1996, between Ryder System, Inc. and J.M. Herron.

10.27 Agreement and Release, dated as of November 7, 1996, between Ryder System, Inc. and J.E Riddle.

11.1            Statement regarding computation of per share earnings.

13.1 Portions of the Ryder System, Inc. 1996 Annual Report to Shareholders. Those portions of the Ryder System, Inc. 1996 Annual Report to Shareholders which are not incorporated by reference into this report are furnished to the Commission solely for information purposes and are not to be deemed "filed" as part of this report.

21.1 List of subsidiaries of the registrant, with the state or other jurisdiction of incorporation or organization of each, and the name under which each subsidiary does business.

23.1 Auditors' consent to incorporation by reference in certain Registration Statements on Forms S-3 and S-8 of their reports on consolidated financial statements and schedules of Ryder System, Inc. and its subsidiaries.

24.1            Manually executed powers of attorney for each of:

                             Arthur H. Bernstein
                             Joseph L. Dionne
                             Edward T. Foote II
                             John A. Georges
                             Vernon E. Jordan, Jr.
                             David T. Kearns
                             Lynn M. Martin
                             Paul J. Rizzo
                             Alva O. Way
                             Mark H. Willes

   27.1         Financial Data Schedule.