Form 10-Q
period 1997-03-31
RYDER SYSTEM INC
filed 1997-05-16
CIK 85961

-------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                      -------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO

Ryder System, Inc. (the "Registrant" or the "Company") had 76,388,072 shares of common stock ($0.50 par value per share) outstanding as of April 30, 1997.

-------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION


Item 1.          Financial Statements



CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
Ryder System, Inc. and Subsidiaries


------------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 1997 and 1996
(In thousands, except per share amounts)                                                                   1997                1996
------------------------------------------------------------------------------------------------------------------------------------
REVENUE                                                                                         $     1,335,895           1,327,951
------------------------------------------------------------------------------------------------------------------------------------
Operating expense                                                                                     1,081,549           1,078,645
Depreciation expense, net of gains (1997 - $16,383; 1996 - $21,016)                                     153,994             178,487
Interest expense                                                                                         46,883              52,816
Miscellaneous (income) expense, net                                                                      (3,719)                276
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      1,278,707           1,310,224
------------------------------------------------------------------------------------------------------------------------------------
      Earnings before income taxes                                                                       57,188              17,727
Provision for income taxes                                                                               23,522               7,548
------------------------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                                                    $        33,666              10,179
====================================================================================================================================
EARNINGS PER COMMON SHARE                                                                       $          0.43                0.13
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends per common share                                                                 $          0.15                0.15
------------------------------------------------------------------------------------------------------------------------------------
Average common and common equivalent shares                                                              78,748              80,033
====================================================================================================================================


See accompanying notes to consolidated condensed financial statements.

Item 1.          Financial Statements (continued)



CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Ryder System, Inc. and Subsidiaries


------------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 1997 and 1996
(In thousands)                                                                                             1997                1996
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                                              $        33,666              10,179
      Depreciation expense, net of gains                                                                153,994             178,487
      Deferred income taxes                                                                              21,600               5,623
      Decrease (increase) in receivables                                                                (30,677)              8,036
      Increase (decrease) in accounts payable and accrued expenses                                      (17,469)                336
      Increase in other working capital items                                                           (54,816)            (56,411)
      Other, net                                                                                         (4,109)             (7,538)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        102,189             138,712
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Debt proceeds                                                                                      58,911             234,879
      Debt repaid, including capital lease obligations                                                  (31,982)            (75,385)
      Common stock repurchased                                                                          (31,310)                  -
      Common stock issued                                                                                 4,884               9,495
      Dividends on common stock                                                                         (11,575)            (11,928)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        (11,072)            157,061
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and revenue earning equipment                                              (249,988)           (385,051)
      Sales of property and revenue earning equipment                                                   106,248             101,844
      Acquisitions                                                                                      (46,346)                  -
      Other, net                                                                                          4,070               9,801
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (186,016)           (273,406)
------------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                        (94,899)             22,367
Cash and cash equivalents at January 1                                                                  191,384              92,857
------------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT MARCH 31                                                           $        96,485             115,224
====================================================================================================================================


See accompanying notes to consolidated condensed financial statements.

Item 1.          Financial Statements (continued)



CONSOLIDATED CONDENSED BALANCE SHEETS
Ryder System, Inc. and Subsidiaries


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      March 31,        December 31,
(Dollars in thousands, except per share amounts)                                                           1997                1996
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
      Cash and cash equivalents                                                                 $        96,485             191,384
      Receivables                                                                                       598,455             561,927
      Inventories                                                                                        63,848              61,345
      Tires in service                                                                                  166,329             168,367
      Deferred income taxes                                                                              35,474              82,571
      Prepaid expenses and other current assets                                                         134,711              82,172
------------------------------------------------------------------------------------------------------------------------------------
           Total current assets                                                                       1,095,302           1,147,766
------------------------------------------------------------------------------------------------------------------------------------
Revenue earning equipment                                                                             5,280,444           5,281,934
      Less accumulated depreciation                                                                  (2,022,543)         (1,995,846)
------------------------------------------------------------------------------------------------------------------------------------
           Net revenue earning equipment                                                              3,257,901           3,286,088
------------------------------------------------------------------------------------------------------------------------------------
Operating property and equipment                                                                      1,119,278           1,128,626
      Less accumulated depreciation                                                                    (501,481)           (513,515)
------------------------------------------------------------------------------------------------------------------------------------
           Net operating property and equipment                                                         617,797             615,111
------------------------------------------------------------------------------------------------------------------------------------
Direct financing leases and other assets                                                                335,888             314,574
Intangible assets and deferred charges                                                                  299,040             281,850
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                $     5,605,928           5,645,389
====================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                                                         $       276,331             199,958
      Accounts payable                                                                                  346,248             321,468
      Accrued expenses                                                                                  599,744             633,529
------------------------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                                  1,222,323           1,154,955
------------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                        2,167,903           2,237,010
Other non-current liabilities                                                                           459,111             461,275
Deferred income taxes                                                                                   658,976             686,143
Shareholders' equity:
      Common stock of $0.50 par value per share (shares outstanding at
           March 31, 1997 - 77,121,683; December 31, 1996 - 77,961,154)                                 470,420             496,292
      Retained earnings                                                                                 635,978             613,887
      Translation adjustment                                                                             (8,783)             (4,173)
------------------------------------------------------------------------------------------------------------------------------------
           Total shareholders' equity                                                                 1,097,615           1,106,006
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                $     5,605,928           5,645,389
====================================================================================================================================


See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(A)       INTERIM FINANCIAL STATEMENTS
          The accompanying unaudited consolidated condensed financial statements have been prepared by the Company in accordance with the accounting policies described in the 1996 Annual Report and should be read in conjunction with the consolidated financial statements and notes which appear in that report. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

(B)       SALE OF CONSUMER TRUCK RENTAL
          On October 17, 1996, the Company completed the sale of substantially all the assets and certain liabilities of its consumer truck rental business. In the first quarter of 1996, the consumer truck rental business incurred a $15 million pretax loss on revenue of $106 million.

KPMG PEAT MARWICK LLP
CERTIFIED PUBLIC ACCOUNTANTS
One Biscayne Tower                  Telephone        305-358-2300
Suite 2900                          Telecopier       305-577-0544
2 South Biscayne Boulevard
Miami, FL 33131


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Shareholders
Ryder System, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Ryder System, Inc. and subsidiaries as of March 31, 1997, and the related consolidated condensed statements of earnings and cash flows for the three-month periods ended March 31, 1997 and 1996. These consolidated condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Ryder System, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein); and in our report dated February 4, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                          KPMG PEAT MARWICK LLP

Miami, Florida
April 21, 1997

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition --
              Three months ended March 31, 1997 and 1996

RESULTS OF OPERATIONS

The Company reported earnings before income taxes of $57 million in the first quarter of 1997, compared with $18 million in last year's first quarter (which included a $15 million pretax loss for the consumer truck rental operations, which were subsequently sold in October 1996). The increase in first quarter pretax earnings resulted from increased revenue in integrated logistics and public transportation as well as lower overall costs resulting from restructuring and other cost-cutting initiatives undertaken in 1996. First quarter pretax earnings for 1996 were impacted by a strike at General Motors (which led to a pretax loss in the Automotive Carrier Services Division), softer commercial truck rental demand, increased costs associated with international expansion and bad weather in the United States. Net earnings in the first quarter of 1997 were $34 million, or $0.43 per common share, compared with $10 million, or $0.13 per common share, in the first quarter of 1996. The Company's effective tax rate in the first quarter of 1997 was 41.1% compared with 42.6% in the same period of 1996.

Total revenue was $1.34 billion in the first quarter of 1997 compared with $1.33 billion in the first quarter of 1996. Excluding first quarter revenue of $106 million from our former consumer truck rental operations, sold in October 1996, the year-to-year increase was 9.3%. Vehicle Leasing & Services revenue in the first quarter of 1997 increased $103 million or 9.5%, compared with the same period in 1996 (excluding revenue from consumer truck rental), primarily due to growth in integrated logistics business and new business as well as acquisitions in public transportation. Automotive Carrier Services revenue in the first quarter of 1997 increased $15 million or 11%, compared with the first quarter of 1996. Higher 1997 revenue resulted from an increase in the number of vehicles shipped due primarily to new business and increased vehicle production in North America and the absence of a strike at General Motors, the division's largest customer, which was experienced in the first quarter of 1996.

The Company's operating expense ratio was 81.0% in the first quarter of 1997 compared with 81.2% in the same period in 1996. Excluding the results of the consumer truck rental operations in 1996, the operating expense ratio remained unchanged at about 81.0%. Increased total revenue and lower employee and insurance costs as a percentage of revenue were offset by higher subcontracted freight costs as a percentage of revenue within Integrated Logistics.

Depreciation expense (before gains on vehicle sales) decreased 15% in the first quarter of 1997 compared with the same period last year. Lower depreciation resulted from a decrease in the size of the vehicle fleet resulting from the sale of the consumer truck rental operations and reduction in the commercial rental fleet. Gains on vehicle sales were $4.6 million lower in the first quarter of 1997 compared with the same period in 1996. The decrease in gains was due to a lower number of units sold primarily attributable to the absence of consumer rental vehicle sales in the first quarter of 1997. Management expects gains to be lower for fiscal year 1997, as

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three months ended March 31, 1997 and 1996

compared with the prior year, due to the absence of consumer truck rental and the resulting reduction in turnover on a smaller fleet.

Interest expense decreased $6 million, or 11%, in the first quarter of 1997 compared with the same period in 1996, due to lower outstanding debt levels resulting from lower levels of capital spending and usage of cash proceeds from the sale of the consumer truck rental operations. The Company maintained slightly less than one-fourth of its financing obligations at variable interest rates at March 31, 1997.

During the first quarter of 1997, approximately $17 million of the December 31, 1996 restructuring liability was utilized. Management continues to believe that the remaining restructuring liabilities at March 31, 1997 are adequate to complete its plans and such liabilities are expected to be substantially paid by the end of 1997. Of the 2,450 positions planned to be eliminated as part of these initiatives, approximately 90% of the separations had occurred as of March 31, 1997, with the remainder expected to be completed by the end of this year. As of March 31, 1997, approximately 65% of the 200 facilities scheduled for closure have ceased operations. The Company has sold or disposed of approximately 40% of the closed facilities.

During the first quarter of 1997, the Company agreed to outsource its technology function and to form a strategic logistics and technology relationship with Andersen Consulting and IBM Global Services to enhance service offerings and more rapidly develop and deploy advanced logistics solutions in the future.

VEHICLE LEASING & SERVICES

Revenue from integrated logistics in the first quarter of 1997 increased 23% from the same period in 1996, primarily due to expansion of revenue with existing customers and start-up of business sold in the previous year. Operating revenue (which excludes subcontracted freight costs) in the first quarter of 1997 increased 12% compared with the prior year. Revenue from full service truck leasing was relatively unchanged in the first quarter of 1997 compared with the first quarter of 1996, primarily as the result of emphasis on higher margin business. Revenue from commercial rental in the first quarter of 1997 decreased 7% from the previous year's first quarter resulting from planned reductions in the fleet, which was down more than 10% from March 31, 1996, however, both revenue per unit and utilization were higher. Revenue growth in public transportation of 18% (first quarter 1997 compared with first quarter 1996) was achieved through expansion of existing contracts and contributions from new public transit contracts as well as through acquisitions (Larson Transportation Services and School Bus Services). First quarter 1997 revenue from the International Division increased 20% compared with the first quarter of 1996. The revenue growth was led by Ryder Plc, resulting from increased logistics business, and expansion of existing business in Argentina and Brazil during 1997.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three months ended March 31, 1997 and 1996

Pretax earnings for Vehicle Leasing & Services were $60 million in the first quarter of 1997 compared with $26 million in the first quarter of 1996. For the division as a whole (excluding the results of consumer truck rental operations in 1996), total margin (revenue less direct operating expenses, depreciation and interest expense) in the first quarter of 1997 increased compared with the first quarter of 1996, while margin as a percentage of revenue was relatively the same in both periods. Integrated logistics margin and margin as a percentage of operating revenue were each higher in the first quarter of 1997 compared with last year's first quarter due to operating efficiencies, higher revenue and improved pricing on new business. Full service truck leasing and commercial rental margins were slightly higher in the first quarter of 1997 compared with the first quarter of 1996 due primarily to higher utilization, especially of the commercial rental fleet which has been reduced to better match expected demand. Margin as a percentage of revenue from full service truck leasing was relatively the same in both the first quarter of 1997 and 1996, while margin as a percentage of revenue from commercial rental was higher during the same period reflecting the improvements in fleet productivity. Both margin and margin as a percentage of revenue from public transportation services were higher in the first quarter of 1997, compared with the first quarter of 1996, due to the contribution from 1997 acquisitions as well as an improvement in operating costs resulting from management initiatives and better weather conditions. International Division's margin and margin as a percentage of revenue were also higher in the first quarter of 1997 compared with last year's first quarter. The higher margin and margin percentage were primarily due to improved results from logistics contracts in the United Kingdom and growth in profitable business in Argentina and Germany.

For the division as a whole, overhead expenses (excluding consumer truck rental) were lower in the first quarter of 1997 compared with the prior year's first quarter as the result of restructuring and cost-cutting initiatives implemented in 1996. The increase in margin dollars and decrease in overheads were partially offset by a slight reduction in gains on vehicle sales. Miscellaneous income was higher due to gains on sale of certain facilities, including four body shop operations which were not associated with 1996 restructuring and other charges.

AUTOMOTIVE CARRIER SERVICES

Revenue and vehicle shipments of Automotive Carrier Services in the first quarter of 1997 were 11% and 9% higher, respectively, compared with last year's first quarter, primarily as a result of new business, an increase in North American vehicle production and the absence of a strike at General Motors.

Automotive Carrier Services reported pretax earnings of $1 million in the first quarter of 1997, compared with a pretax loss of $3 million in last year's first quarter. In addition to the effect of higher revenue, profitability was enhanced by the absence of a strike at two General Motors component plants experienced in 1996 and lower operating costs as a percentage of revenue achieved principally through improved productivity of equipment and

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three months ended March 31, 1997 and 1996

drivers as well as cost-cutting and restructuring initiatives implemented in 1996, which included exiting a non-strategic business.

As previously disclosed, the Company has retained an advisor to assist in exploring strategic options for the Automotive Carrier Services business unit and expects to decide on a course of action by midyear.

OTHER

Other, which is primarily comprised of corporate administrative costs, reported net expenses of $4 million in the first quarter of 1997 and $5 million in the comparable 1996 period.

LIQUIDITY AND CAPITAL RESOURCES

Total capital expenditures in the first quarter of 1997 were $250 million, compared with $385 million in the first quarter of 1996. This decrease was consistent with management's plans to restrict capital spending by increasing return thresholds in accepting new business and focusing on those products and services with the greatest returns. The lower level of capital expenditures was due primarily to the absence of consumer truck rental expenditures in the first quarter of 1997 (that business was sold in October 1996 and had capital expenditures of $51 million in the first quarter of 1996), as well as reduced expenditures in all product lines. Total capital expenditures for all of 1997 are expected to be less than $1.3 billion. In addition, the Company made payments of $46 million in the first quarter of 1997 for acquisitions in public transportation services and the International Division.

Cash flow from operating activities in the first quarter of 1997 was $102 million, compared with $139 million in the first quarter of 1996. The decrease resulted primarily from an increase in cash required for working capital and lower non-cash depreciation charges partially offset by stronger earnings and higher non-cash deferred income tax charges. Cash flow from operating activities plus asset sales as a percentage of capital expenditures was 83% in the first quarter of 1997 compared with 62% in the first quarter of 1996, due primarily to reduced capital expenditures in 1997 offset by the lower cash flow from operating activities.

At the end of the first quarter of 1997, total debt was $2.4 billion or relatively the same as at the end of the fiscal year ended December 31, 1996. During the first quarter of 1997, issuances of U.S. commercial paper to finance first quarter capital expenditures were somewhat offset by scheduled unsecured note payments and the continuation of the stock repurchase program. U.S. commercial paper outstanding increased from $16 million at

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three months ended March 31, 1997 and 1996

December 31, 1996 to $64 million at March 31, 1997. The Company's debt to equity ratio at March 31, 1997 was 223%, compared with 220% at December 31, 1996.

At March 31, 1997 and December 31, 1996, the Company had "floating to fixed" interest rate swap agreements outstanding with aggregate notional amounts totaling $77 million and $78 million, respectively. The Company also had "floating to floating" interest rate swap agreements with notional amounts totaling $90 million and $100 million at March 31, 1997, and December 31, 1996, respectively.

The Company had contractual lines of credit totaling $719 million at March 31, 1997, of which $607 million was available. The Company also had $268 million of debt securities available under a shelf registration statement filed in 1995.

During the first quarter of 1997, the Company continued its program to repurchase six million shares of stock, with payments of $31 million to repurchase approximately 1.0 million shares. The program was completed in April 1997 with the repurchase of approximately 0.8 million shares.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective in the fourth quarter of 1997, the Company must calculate and disclose earnings per share (EPS) in accordance with SFAS No. 128, "Earnings Per Share." The new Statement changes the calculation of primary and fully diluted EPS and requires additional disclosures. For the first quarter of 1997, the impact on reported and fully-diluted EPS of $0.43 was less than $0.01 per share. The Company does not expect a significant change in reported EPS as a result of the new requirements.

FORWARD-LOOKING STATEMENTS

This management's discussion and analysis of results of operations and financial condition contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of Ryder System, Inc. and involve risks and uncertainties that could cause actual future events and results of operations to be materially different from those in the forward-looking statements. Important factors that could cause such differences include, among others, lost revenue from facility closures, greater than expected expenses associated with the company's personnel needs or operating activities, the competitive pricing environment applicable to the company's operations or changes in government regulations.

SELECTED FINANCIAL AND OPERATIONAL DATA
(Dollars in thousands)

                                                                                                   1997               1996
---------------------------------------------------------------------------------------------------------------------------
VEHICLE LEASING & SERVICES
Revenue:
     Ryder Transportation Services:
          Full service lease and programmed maintenance                                   $     536,572            522,849
          Commercial rental                                                                     113,134            121,150
          Other                                                                                  75,999             80,434
                                                                                          --------------     --------------
                                                                                                725,705            724,433
     Integrated Logistics                                                                       316,213            258,116
     Consumer Truck Rental                                                                            -            105,886
     Public Transportation                                                                      137,375            116,688
     International                                                                               98,362             81,769
     Eliminations                                                                               (86,460)           (92,964)
                                                                                          --------------     --------------

          Total                                                                               1,191,195          1,193,928
                                                                                          --------------     --------------

Operating expense                                                                               941,300            943,385
Depreciation expense                                                                            160,726            189,823
Gains on sale of revenue earning equipment                                                      (16,401)           (20,940)
Interest expense                                                                                 48,124             54,018
Miscellaneous (income) expense, net                                                              (2,785)             1,612
                                                                                          --------------     --------------

Earnings before income taxes                                                              $      60,231             26,030
                                                                                          ==============     ==============

Fleet size (owned and leased including international):
     Full service lease                                                                         112,930            107,895
     Commercial and consumer rental                                                              35,992             75,411
Buses operated or managed                                                                        14,382             12,314
Ryder Transportation Services locations                                                           1,074              1,133

---------------------------------------------------------------------------------------------------------------------------

AUTOMOTIVE CARRIER SERVICES
Revenue                                                                                   $     152,065            137,431
                                                                                          ==============     ==============

Earnings (loss) before income taxes                                                       $       1,001             (3,257)
                                                                                          ==============     ==============

Total units transported (000)                                                                     1,589              1,459
Total miles traveled (000)                                                                       56,434             52,311
Auto transports:
     Owned and leased                                                                             2,727              2,831
     Owner-operators                                                                                590                507
Locations                                                                                            91                 85

---------------------------------------------------------------------------------------------------------------------------

                               PART II. OTHER INFORMATION

Item 5.       Other Information.


              (1)  Introduction to Ryder System, Inc. and Subsidiaries
                   Pro Forma Consolidated Condensed Financial Information.

              (2)  Ryder System, Inc. and Subsidiaries Pro Forma
                   Consolidated Condensed Statement of Earnings for the Three Months Ended March 31, 1996.

              (3)  Notes to Ryder System, Inc. and Subsidiaries
                   Unaudited Pro Forma Consolidated Condensed Financial Information.

INTRODUCTION TO PRO FORMA CONSOLIDATED CONDENSED FINANCIAL INFORMATION

On October 17, 1996, a subsidiary of the Company completed the sale of its consumer truck rental business unit to a consortium of investors led by Questor Partners Fund, L.P. ("Questor"). The purchase price of the transaction was $574 million and was determined by negotiations between the Company and Questor.

The unaudited Pro Forma Consolidated Condensed Statement of Earnings of Ryder System, Inc. and subsidiaries for the three months ended March 31, 1996, presents the Company's results of operations, assuming that the transactions resulting from the sale, including the use of proceeds, had occurred on January 1, 1996, and, in the opinion of management, include all material adjustments necessary to restate the Company's historical results. The adjustments required to reflect such assumptions are set forth in the "Pro Forma Adjustments" column.

The historical amounts are derived from the historical financial statements of Ryder System, Inc. and subsidiaries. The unaudited Pro Forma Consolidated Condensed Financial Information of the Company should be read in conjunction with the historical financial statements and related notes of the Company included in the most recent annual report previously filed with the Commission, copies of which are available from the Company. The pro forma information presented is for informational purposes only and may not necessarily reflect the results of operations which would have occurred had the sale of the consumer truck rental business been consummated at the beginning of the financial period presented, nor is the pro forma information intended to be indicative of future results of operations of the Company.

Traditionally, the consumer truck rental business is seasonal with generally higher levels of demand during summer months. Accordingly, the results of the consumer truck rental business through March 31, 1996 are not indicative of full year 1996 results.

                       RYDER SYSTEM, INC. AND SUBSIDIARIES
             PRO FORMA CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                        Three Months Ended March 31, 1996
                    (In thousands, except per share amounts)



                                                                                 PRO FORMA
                                                     HISTORICAL                 ADJUSTMENTS             PRO FORMA
------------------------------------------------------------------------------------------------------------------
REVENUE                                               $   1,327,951               (89,186)   (a)        1,238,765
------------------------------------------------------------------------------------------------------------------
Operating expense                                         1,078,645               (74,439)   (a)        1,004,206
Depreciation expense, net of gains                          178,487               (23,315)   (a)          155,172
Interest expense                                             52,816                (2,800)   (b)           50,016
Miscellaneous expense (income), net                             276                   310    (a)
                                                                                   (2,400)   (c)           (1,814)
------------------------------------------------------------------------------------------------------------------
                                                          1,310,224              (102,644)              1,207,580
------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                 17,727                13,458                  31,185
Provision for income taxes                                    7,548                 6,900    (a)
                                                                                     (600)   (d)           13,848
------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                          $      10,179                 7,158                  17,337
==================================================================================================================

EARNINGS PER COMMON SHARE                             $        0.13                                          0.23
------------------------------------------------------------------------------------------------------------------

Average common and common
  equivalent shares                                          80,033                (6,000)   (e)           74,033
==================================================================================================================

See accompanying notes to the unaudited pro forma consolidated condensed financial information.

                       RYDER SYSTEM, INC. AND SUBSIDIARIES
                  NOTES TO THE UNAUDITED PRO FORMA CONSOLIDATED
                         CONDENSED FINANCIAL INFORMATION


Note 1 -

On October 17, 1996, the Company sold substantially all the assets and certain liabilities of its consumer truck rental business to Questor Partners Fund, L.P. and certain other investors for $574 million in cash, resulting in an after tax gain of $15.1 million (net of applicable income taxes of $9.9 million), which was included in miscellaneous income.

Pursuant to the terms of the sale agreement, the Company gave the buyer a royalty-free license to use the Ryder trademark and color scheme, subject to certain restrictions, for a total of 10 years (with required modifications to the trademark after five years). The Company and the buyer have also entered into service agreements for various periods of time ranging from two to five years, with options for extensions for certain of the agreements. Under the agreements, the Company will continue to provide various services to the buyer and other administrative services. In addition, certain Company branch locations will continue to assist in the disposition of the buyer's used vehicles through its sales network. Rates agreed upon for the various services are considered reasonable based on market rates.

The accompanying unaudited pro forma consolidated condensed financial information reflects all adjustments, in the opinion of management, which are necessary to fairly present the results of the operations of the Company. The information does not include certain disclosures required under generally accepted accounting principles and, therefore, should be read in conjunction with the financial statements and notes thereto included in the Company's most recent annual report filed with the Commission.

Note 2 -

The pro forma adjustments to the accompanying consolidated condensed financial information are described below:

(a) To deconsolidate the results of the operations of the consumer truck rental business, net of certain intercompany adjustments (in millions) as follows:

                                                              Three Months
                                                                 Ended
                                                             March 31, 1996
                                                           -------------------
        Charges for maintenance services provided                 $13.4
        Allocated interest                                          6.8
        Commissions earned as rental dealer                         1.8
        Charges for vehicle disposition services                    1.5

(b) To reduce interest expense due to the reduction of debt from cash flows generated from the sale.

                       RYDER SYSTEM, INC. AND SUBSIDIARIES
                 NOTES TO THE UNAUDITED PRO FORMA CONSOLIDATED
                        CONDENSED FINANCIAL INFORMATION
                                  (CONTINUED)


(c) To increase miscellaneous income as a result of a reduction in the level of receivables sold (at a discount) due to cash being available from the sale (and assumed to be used in lieu of selling receivables).

(d) To reflect the income tax benefit associated with the pro forma adjustments to the statement of earnings.

(e) To reflect the use of proceeds from the sale to repurchase up to 6 million common shares in the open market.

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


   (b)   REPORTS ON FORM 8-K

         A report on Form 8-K, dated March 28, 1997, was filed by the Registrant which included pro forma consolidated condensed financial information for the Registrant for the year ended December 31, 1996 after giving effect to the sale of its Consumer Truck Rental business unit in October 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RYDER SYSTEM, INC.
                                   (Registrant)


Date:      May 15, 1997            /s/ EDWIN A. HUSTON
                                   ---------------------------------------
                                   Edwin A. Huston
                                   Senior Executive Vice President-Finance
                                   and Chief Financial Officer
                                   (Principal Financial Officer)


Date:      May 15, 1997            /S/ GEORGE P. SCANLON
                                   ----------------------------------------
                                   George P. Scanlon
                                   Vice President - Planning and Controller
                                   (Principal Accounting Officer)

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

(11)           Statement regarding computation of per share earnings.

(15)           Letter regarding unaudited interim financial statements.

(27)           Financial data schedule (for SEC use only).