Form 10-Q
period 1997-06-30
RYDER SYSTEM INC
filed 1997-08-13
CIK 85961

-------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

Ryder System, Inc. (the "Registrant" or the "Company") had 77,744,981 shares of common stock ($0.50 par value per share) outstanding as of July 31, 1997.

-------------------------------------------------------------------------------


                              PART I.  FINANCIAL INFORMATION


ITEM 1.   Financial Statements



CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
Ryder System, Inc. and Subsidiaries


----------------------------------------------------------------------------------------------------------------------------------
                                                                           Second Quarter                    Six Months
Periods ended June 30, 1997 and 1996                                ----------------------------    ------------------------------
(In thousands, except per share amounts)                                   1997            1996            1997            1996
----------------------------------------------------------------------------------------------------------------------------------
REVENUE                                                             $ 1,393,109       1,426,048       2,729,004       2,753,999
----------------------------------------------------------------------------------------------------------------------------------
Operating expense                                                     1,107,423       1,135,425       2,188,972       2,214,070
Depreciation expense, net of gains (quarter, 1997 - $12,736,
  1996 - $18,390; six months, 1997 - $29,119, 1996 - $39,406)           156,222         183,716         310,216         362,203
Interest expense                                                         48,888          53,803          95,771         106,619
Miscellaneous income, net                                                (3,527)           (545)         (7,246)           (269)
----------------------------------------------------------------------------------------------------------------------------------
                                                                      1,309,006       1,372,399       2,587,713       2,682,623
----------------------------------------------------------------------------------------------------------------------------------
  Earnings before income taxes                                           84,103          53,649         141,291          71,376
Provision for income taxes                                               34,068          22,066          57,590          29,614
----------------------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                        $    50,035          31,583          83,701          41,762
==================================================================================================================================
EARNINGS PER COMMON SHARE                                           $      0.64            0.39            1.07            0.52
----------------------------------------------------------------------------------------------------------------------------------
Cash dividends per common share                                     $      0.15            0.15            0.30            0.30
----------------------------------------------------------------------------------------------------------------------------------
Average common and common equivalent shares                              78,172          81,196          78,460          80,615
==================================================================================================================================


See accompanying notes to consolidated condensed financial statements.



ITEM 1.         Financial Statements (continued)



CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Ryder System, Inc. and Subsidiaries


------------------------------------------------------------------------------------------------------------------
Six months ended June 30, 1997 and 1996
(In thousands)                                                                             1997            1996
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                       $  83,701          41,762
   Depreciation expense, net of gains                                                   310,216         362,203
   Deferred income taxes                                                                 54,072          23,818
   Increase in receivables                                                              (25,128)        (24,707)
   Decrease in accounts payable and accrued expenses                                    (99,619)        (26,566)
   Increase in prepaid expenses and other current assets                                (45,047)        (32,735)
   Other, net                                                                            (5,935)         (1,887)
------------------------------------------------------------------------------------------------------------------
                                                                                        272,260         341,888
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Debt proceeds                                                                        149,665         236,694
   Debt repaid, including capital lease obligations                                     (90,730)       (153,010)
   Common stock repurchased                                                             (54,631)              -
   Common stock issued                                                                   27,279          35,303
   Dividends on common stock                                                            (23,082)        (23,978)
------------------------------------------------------------------------------------------------------------------
                                                                                          8,501          95,009
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and revenue earning equipment                                 (507,349)       (769,995)
   Sales of property and revenue earning equipment                                      192,676         187,185
   Sale and leaseback of revenue earning equipment                                            -         150,000
   Acquisitions                                                                         (46,346)              -
   Other, net                                                                             6,672          29,158
------------------------------------------------------------------------------------------------------------------
                                                                                       (354,347)       (403,652)
------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (73,586)         33,245
Cash and cash equivalents at January 1                                                  191,384          92,857
------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT JUNE 30                                                  $ 117,798         126,102
==================================================================================================================

See accompanying notes to consolidated condensed financial statements.


ITEM 1.         Financial Statements (continued)



CONSOLIDATED CONDENSED BALANCE SHEETS
Ryder System, Inc. and Subsidiaries


-----------------------------------------------------------------------------------------------------------------------------
                                                                                            June 30,           December 31,
(Dollars in thousands, except per share amounts)                                               1997                   1996
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                           $     117,798                191,384
  Receivables                                                                               593,033                561,927
  Inventories                                                                                62,356                 61,345
  Tires in service                                                                          166,461                168,367
  Deferred income taxes                                                                      36,994                 82,571
  Prepaid expenses and other current assets                                                 127,263                 82,172
-----------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                 1,103,905              1,147,766
-----------------------------------------------------------------------------------------------------------------------------
Revenue earning equipment                                                                 5,331,932              5,281,934
  Less accumulated depreciation                                                          (2,069,377)            (1,995,846)
-----------------------------------------------------------------------------------------------------------------------------
     Net revenue earning equipment                                                        3,262,555              3,286,088
-----------------------------------------------------------------------------------------------------------------------------
Operating property and equipment                                                          1,110,131              1,128,626
  Less accumulated depreciation                                                            (506,001)              (513,515)
-----------------------------------------------------------------------------------------------------------------------------
     Net operating property and equipment                                                   604,130                615,111
-----------------------------------------------------------------------------------------------------------------------------
Direct financing leases and other assets                                                    373,857                314,574
Intangible assets and deferred charges                                                      298,735                281,850
-----------------------------------------------------------------------------------------------------------------------------
                                                                                      $   5,643,182              5,645,389
=============================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                                   $     368,010                199,958
  Accounts payable                                                                          319,558                321,468
  Accrued expenses                                                                          537,600                633,529
-----------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                            1,225,168              1,154,955
-----------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                            2,130,614              2,237,010
Other non-current liabilities                                                               453,378                461,275
Deferred income taxes                                                                       697,413                686,143
Shareholders' equity:
  Common stock of $0.50 par value per share
     (shares outstanding at June 30, 1997 - 77,312,272;
     December 31, 1996 - 77,961,154)                                                        471,498                496,292
  Retained earnings                                                                         674,506                613,887
  Translation adjustment                                                                     (9,395)                (4,173)
-----------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                           1,136,609              1,106,006
-----------------------------------------------------------------------------------------------------------------------------
                                                                                      $   5,643,182              5,645,389
=============================================================================================================================

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

(B)       SALE OF AUTOMOTIVE CARRIER SERVICES

          On May 27, 1997, the Company announced it had agreed in principle to sell Ryder Automotive Carrier Services, Inc. to Allied Holdings, Inc. for approximately $115 million in cash and the assumption of certain liabilities. The Company has received regulatory approval from both the U.S. and Canadian Governments with respect to the transaction and expects to finalize a definitive agreement in the near term.

(C)       SALE OF CONSUMER TRUCK RENTAL

          On October 17, 1996, the Company completed the sale of substantially all the assets and certain liabilities of its consumer truck rental business. Revenue related to the consumer truck rental business was $147 million and $253 million for the quarter and six months ended June 30, 1996, respectively. The consumer truck rental business recorded pretax earnings of $12.4 million and a pretax loss of $2.6 million for the quarter and six months ended June 30, 1996, respectively (excluding a $1.2 million restructuring charge).

KPMG PEAT MARWICK LLP
CERTIFIED PUBLIC ACCOUNTANTS
One Biscayne Tower                  Telephone        305-358-2300
Suite 2900                          Telecopier       305-577-0544
2 South Biscayne Boulevard
Miami, FL 33131


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Shareholders
Ryder System, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Ryder System, Inc. and subsidiaries as of June 30, 1997, and the related consolidated condensed statements of earnings for the three- and six-month periods ended June 30, 1997 and 1996 and the consolidated condensed statements of cash flows for the six-month periods ended June 30, 1997 and 1996. These consolidated condensed financial statements are the responsibility of the Company's management.

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


                                                        KPMG PEAT MARWICK LLP


Miami, Florida
July 21, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION --
              THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


RESULTS OF OPERATIONS

The Company reported earnings before income taxes of $84 million in the second quarter of 1997, compared with $54 million in last year's second quarter. Results for the second quarter of 1996 included pretax earnings of $12 million from the Company's former consumer truck rental operations and a pretax restructuring charge of $20 million ($12 million after tax) associated with cost reduction programs. Earnings before income taxes in the first half of 1997 were $141 million, compared with $71 million in the first half of 1996. Results for the first half of 1996 included a pretax loss of $3 million from the Company's former consumer truck rental operations and a pretax restructuring charge of $20 million, which is described above. In the second quarter and first half of 1997, pretax results (excluding restructuring charges and the impact of the Company's former consumer truck rental operations) improved in all business units. The improvement was led by Ryder Transportation Services (due to efficiency improvements and cost reductions implemented in 1996 resulting in lower overhead costs), Ryder Integrated Logistics (due to an increase in margin dollars and improved operating efficiencies) and Ryder Public Transportation Services (due to first quarter 1997 acquisitions, new business and expansion of existing business).

Net earnings in the second quarter of 1997 were $50 million, or $0.64 per common share, compared with $32 million, or $0.39 per common share, in the second quarter of 1996. In the first half of 1997, net earnings were $84 million, or $1.07 per common share, compared with $42 million, or $0.52 per common share, in the first half of 1996. The Company's effective tax rates in the second quarter and first half of 1997 were 40.5% and 40.8%, respectively, compared with 41.1% and 41.5%, respectively, in the same 1996 periods. Lower 1997 effective rates resulted from the impact of a similar amount of non-deductible items on higher pretax earnings.

Total revenue was $1.39 billion in the second quarter of 1997, compared with $1.28 billion in the second quarter of 1996 (excluding consumer truck rental revenue of $147 million); an increase of 8.9%. For the first half of 1997, revenue totaled $2.73 billion, compared with $2.50 billion in the first half of 1996 (excluding consumer truck rental revenue of $253 million). Vehicle Leasing & Services revenue, excluding revenue from consumer truck rental, increased 10% in both the second quarter and first half of 1997 compared with the same 1996 periods, led by integrated logistics and public transportation. Automotive Carrier Services revenue was 2% higher in the second quarter and 6% higher in the first half of 1997, compared with the same periods in 1996, due primarily to an increase in the number of vehicles shipped. The 5% increase in vehicles shipped in the first half of 1997 compared with the first half of 1996 was impacted by the absence of a major strike in 1997, which was experienced during the first quarter of 1996, at General Motors, the division's largest customer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued) --
              THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


The Company's operating expense ratio was 79% and 80% in the second quarter and first half of 1997, respectively, compared with 80% in the same periods of 1996. Excluding the results of the Company's former consumer truck rental operations and restructuring charges in the 1996 periods, the operating expense ratio was approximately 80% in both the second quarter and first half periods of 1997 and 1996. The operating expense ratio was impacted by a significant increase in subcontracted freight within integrated logistics, offset by lower maintenance, insurance and other costs as a percentage of revenue for the Company as a whole.

Depreciation expense (before gains on vehicle sales) decreased 16% in both the second quarter and first half of 1997 compared with the same periods in 1996. Lower depreciation resulted from the absence of the consumer fleet in 1997 and a decrease in the average size of the commercial rental fleet. Consistent with management's expectations, gains on vehicle sales were $6 million and $10 million lower in the second quarter and first half of 1997, respectively, compared with the same periods in 1996. The decrease in gains was primarily due to the absence of consumer truck rental vehicle sales in the 1997 periods. Management expects gains to be lower for fiscal year 1997, as compared with the prior year, due to the absence of the consumer truck rental fleet.

Interest expense decreased $5 million and $11 million in the second quarter and first half of 1997, respectively, compared with the same periods in 1996, due to lower outstanding debt levels which more than offset the impact of a change in composition towards higher interest-bearing fixed-rate debt in the 1997 periods. The lower outstanding debt levels resulted primarily from lower levels of capital spending and the reduction of debt with proceeds obtained from the sale of the consumer truck rental operations. The Company continued to maintain slightly less than one-fourth of its financing obligations at variable interest rates at June 30, 1997.

During the second quarter and first half of 1997, the Company utilized approximately $20 million and $37 million, respectively, of the December 31, 1996 restructuring liability which totaled $62 million. Management continues to believe that the remaining restructuring liabilities at June 30, 1997 are adequate to complete its plans and such liabilities are expected to be substantially paid by the end of 1997. Of the 2,450 positions planned to be eliminated as part of the restructuring initiatives, approximately 96% of the separations had occurred as of June 30, 1997, with the remainder expected to be completed by the end of 1997. As of June 30, 1997, approximately 74% of the 200 facilities scheduled for closure have ceased operations. The Company has sold or disposed of approximately 40% of the closed facilities.

During the second quarter of 1997, the Company signed the Information Technology Services portion of an agreement with Andersen Consulting and IBM Global Services. The agreement formed the foundation of a strategic logistics and technology relationship designed to enhance service offerings and more rapidly develop and deploy advanced logistics solutions in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued) --
              THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


The Company has a continuing strategy to increase shareholder value and transform Ryder into a less asset-based company focused on long-term contractual businesses. Consistent with this strategy, on May 27, 1997, the Company announced it had agreed in principle to sell Ryder Automotive Carrier Services, Inc. to Allied Holdings, Inc. for approximately $114.5 million and the assumption of certain liabilities. The Company has received regulatory approval from both the U.S. and Canadian Governments with respect to the transaction and expects to finalize a definitive agreement in the near term. Upon finalizing such agreement, the Automotive Carrier Services segment will be classified as a discontinued operation for financial reporting purposes.

VEHICLE LEASING & SERVICES

Revenue from integrated logistics increased 29% and 26% in the second quarter and first half of 1997, respectively, over the same 1996 periods, primarily due to expansion of revenue with existing customers and start-up of business sold in the previous year. Operating revenue (which excludes subcontracted freight costs) increased 12% in both the second quarter and first half of 1997, compared with the same 1996 periods. Revenue from full service truck leasing decreased 2% in the second quarter of 1997, compared with the same period in 1996, and remained relatively the same in the first half of 1997 compared with the first half of 1996. The slight decrease in revenue is primarily the result of decreases in fuel revenue as a result of lower fuel prices in 1997 (full service lease contracts provide for the pass-through of fuel costs to customers) and lower levels of new business sales, as the Company becomes more selective in signing new business in accordance with specified Economic Value Added (EVA) criteria adopted in 1997. Commercial truck rental revenue decreased 8% in both the second quarter and first half of 1997, compared with the same periods in 1996, due to planned reductions in the size of the fleet. However, both revenue per unit and utilization were higher in the 1997 periods compared with 1996. Revenue from public transportation services increased 21% in the second quarter and 19% in the first half of 1997, compared with the same periods in 1996. The revenue growth was primarily achieved through expansion of existing contracts and contributions from new contracts, as well as through first quarter 1997 acquisitions (Larson Transportation Services and School Bus Services). International Division revenue was 37% higher in the second quarter and 29% higher in the first half of 1997 compared with the same 1996 periods, due primarily to new logistics contracts and the British Airways contract in the United Kingdom combined with growth in the division's expanding operations in Argentina and increased business in Germany.

Pretax earnings for Vehicle Leasing & Services were $78 million in the second quarter of 1997 compared with $56 million in the second quarter of 1996. For the six months ended June 30, 1997, pretax earnings were $138 million compared with $82 million for the first half of 1996. Excluding the division's portion of the restructuring charge recorded in the second quarter of 1996 ($13 million pretax), earnings before income taxes were 14% higher in the second quarter and 46% higher in the first half of 1997 compared with the same periods in 1996. Margin (revenue less direct operating expenses, depreciation and interest expense) dollars from integrated logistics in the second quarter and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued) --
              THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


first half of 1997 was higher due primarily to the growth in revenue combined with operating efficiencies and improved pricing on new and existing contracts. Margin and margin as a percentage of revenue from full service truck leasing was relatively the same in the second quarter and first half of 1997 compared with the same periods in 1996 due primarily to greater selectivity in pricing contracts and elimination of low margin business. Commercial rental margin and margin as a percentage of revenue were higher in the second quarter and first half of 1997, compared with the same 1996 periods, due primarily to higher vehicle utilization and productivity as evidenced by higher revenue per unit. In public transportation services, margin and margin as a percentage of revenue were higher in the second quarter and first half of 1997 compared with the same periods in 1996, due mainly to lower driver wages as a percentage of revenue within student transportation and lower insurance and maintenance costs for the business unit as a whole. International Division margin dollars were higher but margin as a percentage of revenue was lower in the second quarter and first half of 1997 compared with the same periods in 1996, primarily due to the impact of start-up costs associated with the British Airways contract in the United Kingdom.

For Vehicle Leasing & Services as a whole, overhead expenses (excluding consumer truck rental) were lower in the second quarter and first half of 1997 compared with the same periods in 1996. The increase in margin dollars and decrease in overheads were partially offset by a reduction in gains on vehicle sales. Miscellaneous income (net of miscellaneous expenses) was higher due primarily to lower costs associated with the Company's sale of receivables program under which the Company sells, with limited recourse, trade receivables on a revolving basis. The outstanding balance of receivables sold pursuant to this program was $75 million and $350 million at June 30, 1997 and 1996, respectively. In addition, the increase in miscellaneous income was due to gains on sales of certain facilities which were not associated with 1996 restructuring and other charges.

AUTOMOTIVE CARRIER SERVICES

Automotive Carrier Services revenue was 2% higher in the second quarter and 6% higher in the first half of 1997 compared with the same periods in 1996. The increase in revenue was primarily due to increases in the number of vehicles shipped in both the second quarter and first half of 1997, compared with the same 1996 periods, and higher average revenue per vehicle shipped in both 1997 periods compared with 1996. Vehicle shipments in the first six months of 1996 were impacted by a first quarter strike at two General Motors component plants which led to a temporary shutdown of the majority of General Motors' North American assembly plants.

Automotive Carrier Services reported pretax earnings of $10 million in the second quarter of 1997, compared with $6 million in the second quarter of 1996. For the first half of 1997, pretax earnings were $11 million, compared with $3 million in the first half of 1996. The division's portion of the second quarter 1996 restructuring charge was $4 million pretax. Pretax earnings excluding the restructuring charge were relatively unchanged in the second quarter of 1997, compared with the second quarter of 1996, resulting from the offset of an increase in revenue

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued) --
              THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


(described above) with an increase in driver labor costs. For the first half of 1997, pretax earnings (excluding a $4 million restructuring charge) increased 70% compared with the same period in 1996.

As discussed previously, the Company is selling Automotive Carrier Services to Allied Holdings, Inc. and expects to sign a definitive agreement in the near term. Upon finalizing such agreement, the Company will report the operations of this division as a discontinued operation for purposes of financial reporting.

OTHER

Other, which is comprised primarily of corporate administrative costs, reported net expenses in the second quarter and first half of 1997 of $4 million and $8 million, respectively, compared with net expenses of $8 million and $13 million, respectively, in the same periods in 1996. Expenses in the 1996 periods included a pretax restructuring charge of $3 million. Excluding the restructuring charges in 1996, the reduction in net expenses is due primarily to lower employee-related costs resulting from 1996 cost reduction initiatives.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued) --
              THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


LIQUIDITY AND CAPITAL RESOURCES

Total capital expenditures in the first half of 1997 (excluding acquisitions of $46 million in the first quarter of 1997) were $507 million, compared with $770 million in the first half of 1996. The decrease was consistent with management's plan to ensure that capital spending is consistent with increasing return thresholds in accepting new business and focusing on those products and services with the greatest returns. Capital expenditures in the first half of 1997 were lower than 1996 levels in all product lines except for commercial rental and public transportation. Capital expenditures for consumer truck rental, which was sold in October 1996, were $67 million in the first half of 1996. The increase in commercial rental expenditures reflects planned fleet replacement to meet current demand levels. Expenditures for public transportation increased due primarily to the timing of school bus purchases (normally purchased in the third quarter). Total capital expenditures for all of 1997 are expected to be below $1.3 billion.

Cash flow from operating activities in the first six months of 1997 was $272 million, compared with $342 million in the same period in 1996. The decrease resulted primarily from an increase in cash required for working capital, due mainly to payments related to restructuring activities initiated in 1996, and lower non-cash depreciation charges offset by improved earnings and higher non-cash deferred income tax expense. Cash flow from operating activities (excluding sales of receivables) plus asset sales as a percentage of capital expenditures was 92% in the first half of 1997, compared with 69% in the same period in 1996, primarily as a result of lower levels of capital spending.

Total debt at June 30, 1997 was $2.5 billion, compared with $2.4 billion at December 31, 1996. During the first six months of 1997, issuances of U.S. and Canadian commercial paper to finance first half capital expenditures were partially offset by scheduled unsecured note payments. The Company also completed the common stock repurchase program initiated in 1996. The Company's debt to equity ratio at June 30, 1997, was 220% compared with 223% at March 31, 1997 and 220% at December 31, 1996. As part of its financing program, the Company periodically enters into sale and leaseback agreements for revenue earning equipment which are accounted for as operating leases. No such agreements were entered into during the first six months of 1997. Proceeds from sale-leaseback transactions were $150 million in the first six months of 1996.

On June 9, 1997, Standard & Poor's Ratings Group lowered its corporate credit and senior unsecured debt ratings on the Company to triple-B-plus from single-A-minus and removed the Company from CreditWatch where it was placed on January 21, 1997. Also during the second quarter of 1997, the Company restructured its revolving credit facilities by consolidating several agreements into a single global revolving credit facility which will result in administrative costs savings and increased financial flexibility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued) --
              THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


At June 30, 1997 and December 31, 1996, the Company had "floating to fixed" interest rate swap agreements outstanding with aggregate notional amounts totaling $61 million and $78 million, respectively. The Company also had "floating to floating" interest rate swap agreements with notional amounts totaling $90 million and $100 million at June 30, 1997 and December 31, 1996, respectively.

The Company had contractual lines of credit totaling $720 million at June 30, 1997, of which $553 million was available. The Company also had $268 million of debt securities available under a shelf registration statement filed in 1995.

Early in the second quarter of 1997, the Company completed its 1996 common stock repurchase program (implemented in the fourth quarter) by repurchasing approximately 0.8 million shares at an average price of $29.50 per share during the second quarter of 1997. On July 28, 1997, the Company announced that it plans to repurchase up to an additional 6 million shares of its common stock in the open market and privately negotiated transactions during the next two years using proceeds from the sale of Ryder Automotive Carrier Services and cash from operating activities.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective in the fourth quarter of 1997, the Company must calculate and disclose earnings per share (EPS) in accordance with SFAS No. 128, "Earnings Per Share." The new Statement changes the calculation of primary and fully diluted EPS and requires additional disclosures. For the second quarter and first half of 1997, the impact on reported and fully diluted EPS of $0.64 and $1.07, respectively, was approximately $0.01 per share improvement. The Company does not expect a significant change in reported EPS as a result of the new requirements.

YEAR 2000

Management has initiated a program to prepare the Company's computer systems and applications for the year 2000. The Company has assessed and continues to assess the impact of the Year 2000 issue on its operations, including the development of cost estimates for, and the extent of programming changes required to address this issue. Although the final cost estimates have yet to be determined, it is anticipated that these Year 2000 costs will result in an increase in company expenses during 1998 and 1999. The Company expects to complete its Year 2000 cost estimates by late 1997.

FORWARD-LOOKING STATEMENTS

This management's discussion and analysis of results of operations and financial condition contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of Ryder System, Inc. and involve risks and uncertainties that

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued) --
              THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


could cause actual future events and results of operations to be materially different from those in the forward-looking statements. Important factors that could cause such differences include, among others, lost revenue from facility closures, greater than expected expenses associated with the Company's personnel needs or operating activities, the competitive pricing environment applicable to the Company's operations or changes in government regulations.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
              AND FINANCIAL CONDITION  (continued) --
              THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


SELECTED FINANCIAL AND OPERATIONAL DATA
(Dollars in thousands)

                                                                         Second Quarter                     Six Months
                                                                  ----------------------------   --------------------------------
                                                                          1997           1996           1997              1996
---------------------------------------------------------------------------------------------------------------------------------
VEHICLE LEASING & SERVICES
Revenue:
 Ryder Transportation Services:
  Full service lease and programmed
   maintenance                                                    $    524,822        535,737      1,061,394         1,058,586
  Commercial rental                                                    122,174        133,382        235,308           254,532
  Other                                                                 74,519         81,080        150,518           161,514
                                                                  ------------    -----------    -----------        ----------
                                                                       721,515        750,199      1,447,220         1,474,632
 Integrated Logistics                                                  346,804        269,716        663,017           527,832
 Consumer Truck Rental                                                      --        146,680             --           252,566
 Public Transportation                                                 137,600        113,558        274,975           230,246
 International                                                         115,619         84,134        213,981           165,903
 Eliminations                                                          (84,617)       (95,259)      (171,077)         (188,223)
                                                                  ------------    -----------    -----------        ----------
  Total                                                              1,236,921      1,269,028      2,428,116         2,462,956
                                                                  ------------    -----------    -----------        ----------

Operating expense                                                      965,202        985,318      1,906,502         1,928,704
Depreciation expense                                                   158,403        191,451        319,129           381,274
Gains on sale of revenue earning equipment                             (12,628)       (18,373)       (29,029)          (39,313)
Interest expense                                                        49,793         54,955         97,917           108,973
Miscellaneous (income) expense, net                                     (1,952)          (280)        (4,737)            1,332
                                                                  ------------    -----------    -----------        ----------
Earnings before income taxes                                      $     78,103         55,957        138,334            81,986
                                                                  ============    ===========    ===========        ==========
Fleet size (owned and leased including international):
 Full service lease                                                                                  111,776           109,628
 Commercial and consumer rental                                                                       37,216            74,343
Buses operated or managed                                                                             14,546            12,992
Ryder Transportation Services locations                                                                1,077             1,141

---------------------------------------------------------------------------------------------------------------------------------
AUTOMOTIVE CARRIER SERVICES
Revenue                                                           $    163,091        160,514        315,156           297,945
                                                                  ============    ===========    ===========        ==========
Earnings before income taxes                                      $     10,472          5,845         11,473             2,588
                                                                  ============    ===========    ===========        ==========

Total units transported (000)                                            1,657          1,638          3,246             3,097
Total miles traveled (000)                                              59,718         61,195        116,152           113,506
Auto transports:
 Owned and leased                                                                                      2,758             2,791
 Owner-operators                                                                                         599               497
Locations                                                                                                 96                84
---------------------------------------------------------------------------------------------------------------------------------


                           PART II. OTHER INFORMATION


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:


(a) The annual meeting of shareholders of Ryder System, Inc. was held on May 2, 1997.

(b) All director nominees described in (c) below were elected. The following directors continued in office after the meeting: Joseph L. Dionne, Vernon E. Jordan, Jr., David T. Kearns, Lynn M. Martin, Paul J. Rizzo, Alva O. Way and Mark W. Willes.

(c) Certain matters voted on at the meeting and the votes cast with respect to such matters are as follows:

                                                   VOTES CAST
                                         -------------------------------                               BROKER
                                             FOR              AGAINST              ABSTAIN            NON-VOTES
                                         -----------       -------------        --------------      -------------

MANAGEMENT PROPOSAL
-------------------

Ratification of the adoption
  of the Ryder System, Inc.
  Board of Directors Stock
  Award Plan                             59,991,493          7,259,210              277,293            0

Ratification of appointment
  of independent auditors                67,111,289            243,163              173,544            0

SHAREHOLDER PROPOSAL
--------------------

Relating to annual election
  of all directors                       34,639,548         27,881,766              423,095            4,583,587

ELECTION OF DIRECTORS
---------------------

Director                               VOTES RECEIVED                            VOTES WITHHELD
                                       --------------                            --------------

M. Anthony Burns                         66,544,728                                 983,268
Edward T. Foote II                       66,619,270                                 908,726
John A. Georges                          65,235,787                               2,292,209


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


   (b)   REPORTS ON FORM 8-K

         A report on Form 8-K, dated May 27, 1997, was filed by the Registrant with respect to an announcement that the Registrant had agreed in principle to sell Ryder Automotive Carrier Services, Inc. to Allied Holdings, Inc. for approximately $114.5 million.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     RYDER SYSTEM, INC.
                                     (Registrant)


Date:    August 13, 1997             /s/ EDWIN A. HUSTON
                                     ----------------------------------------
                                     Edwin A. Huston
                                     Senior Executive Vice President-Finance
                                     and Chief Financial Officer
                                     (Principal Financial Officer)


Date:    August 13, 1997              /s/ GEORGE P. SCANLON
                                     ----------------------------------------
                                     George P. Scanlon
                                     Vice President - Planning and Controller
                                     (Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

11                Statement regarding computation of per share earnings.

15                Letter regarding unaudited interim financial statements.

27                Financial data schedule (for SEC use only).