Form 10-Q
period 1997-09-30
RYDER SYSTEM INC
filed 1997-11-13
CIK 85961

--------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                      -------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: YES X   NO___

Ryder System, Inc. (the "Registrant" or the "Company") had 76,509,198 shares of common stock ($0.50 par value per share) outstanding as of October 31, 1997.

--------------------------------------------------------------------------------


                          PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements



CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
Ryder System, Inc. and Subsidiaries

------------------------------------------------------------------------------------------------------------------------------------
                                                                           Third Quarter                       Nine Months
Periods ended September 30, 1997 and 1996                           -------------------------       --------------------------
(In thousands, except per share amounts)                                  1997          1996*               1997         1996*
------------------------------------------------------------------------------------------------------------------------------
REVENUE                                                             $1,204,339      1,272,146          3,625,457     3,728,199
------------------------------------------------------------------------------------------------------------------------------
Operating expense                                                      952,945        986,659          2,864,538     2,924,693
Depreciation expense, net of gains (quarter, 1997 - $13,417,
  1996 - $13,675; nine months, 1997 - $42,446, 1996 - $52,988)         147,697        177,382            438,843       519,844
Interest expense                                                        46,530         52,656            143,194       159,973
Miscellaneous expense (income), net                                       (270)         2,966             (6,777)        3,965
------------------------------------------------------------------------------------------------------------------------------
                                                                     1,146,902      1,219,663          3,439,798     3,608,475
------------------------------------------------------------------------------------------------------------------------------
  Earnings from continuing operations before income taxes               57,437         52,483            185,659       119,724
Provision for income taxes                                              22,159         23,073             74,602        50,978
------------------------------------------------------------------------------------------------------------------------------
  Earnings from continuing operations                                   35,278         29,410            111,057        68,746
Earnings (loss) from discontinued operations, net of
  income taxes (quarter, 1997 - $834, 1996 - $(1,351);
  nine months, 1997 - $5,981, 1996 - $358)                               4,325         (3,122)            12,247          (696)
Gain on sale of discontinued operations, including income tax
  benefit of $8,500                                                      3,200              -              3,200             -
------------------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                        $   42,803         26,288            126,504        68,050
==============================================================================================================================
Earnings per common share:
  Continuing operations                                             $     0.45           0.36               1.41          0.85
  Discontinued operations                                                 0.05          (0.04)              0.16         (0.01)
  Gain on sale of discontinued operations                                 0.04              -               0.04             -
------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE                                           $     0.54           0.32               1.61          0.84
------------------------------------------------------------------------------------------------------------------------------
Cash dividends per common share                                     $     0.15           0.15               0.45          0.45
------------------------------------------------------------------------------------------------------------------------------
Average common and common equivalent shares                             79,246         81,946             78,722        81,059
==============================================================================================================================

* Certain amounts have been restated for discontinued opearations.
See accompanying notes to consolidated condensed financial statements.


Item 1.   Financial Statements (continued)



CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Ryder System, Inc. and Subsidiaries
-------------------------------------------------------------------------------------------------------

Nine months ended September 30, 1997 and 1996
(In thousands)                                                                   1997            1996*
-------------------------------------------------------------------------------------------------------
CONTINUING OPERATIONS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Earnings from continuing operations                                     $   111,057           68,746
  Depreciation expense, net of gains                                          438,843          519,844
  Deferred income taxes                                                        77,795           61,131
  Increase in receivables                                                     (68,579)         (55,796)
  Decrease in accounts payable and accrued expenses                           (46,161)         (35,402)
  Other, net                                                                  (33,212)          (4,004)
-------------------------------------------------------------------------------------------------------
                                                                              479,743          554,519
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt proceeds                                                                39,526          220,530
  Debt repaid, including capital lease obligations                           (164,632)        (184,070)
  Common stock issued                                                          62,222           52,041
  Common stock repurchased                                                    (62,149)               -
  Dividends on common stock                                                   (34,778)         (36,178)
-------------------------------------------------------------------------------------------------------
                                                                             (159,811)          52,323
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and revenue earning equipment                        (762,230)      (1,023,417)
  Sales of property and revenue earning equipment                             279,167          276,226
  Proceeds from sale of discontinued operations                               111,306                -
  Sale and leaseback of revenue earning equipment                                   -          150,000
  Acquisitions                                                                (46,346)               -
  Other, net                                                                     (935)          18,671
-------------------------------------------------------------------------------------------------------
                                                                             (419,038)        (578,520)
-------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM CONTINUING OPERATIONS                                     (99,106)          28,322
NET CASH FLOWS FROM DISCONTINUED OPERATIONS                                     7,621           (1,127)
-------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (91,485)          27,195
Cash and cash equivalents at January 1                                        191,384           92,857
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                                 $    99,899          120,052
=======================================================================================================

* Certain amounts have been restated for discontinued operations.
See accompanying notes to consolidated condensed financial statements.


Item 1.   Financial Statements (continued)



CONSOLIDATED CONDENSED BALANCE SHEETS
Ryder System, Inc. and Subsidiaries

------------------------------------------------------------------------------------------------------
                                                                    September 30,        December 31,
(Dollars in thousands, except per share amounts)                            1997                1996
------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                          $    99,899             191,384
  Receivables                                                            597,121             561,927
  Inventories                                                             64,399              61,345
  Tires in service                                                       162,899             168,367
  Deferred income taxes                                                    7,370              82,571
  Prepaid expenses and other current assets                               95,477              82,172
------------------------------------------------------------------------------------------------------
     Total current assets                                              1,027,165           1,147,766
------------------------------------------------------------------------------------------------------
Revenue earning equipment                                              4,983,712           5,281,934
  Less accumulated depreciation                                       (1,852,230)         (1,995,846)
------------------------------------------------------------------------------------------------------
     Net revenue earning equipment                                     3,131,482           3,286,088
------------------------------------------------------------------------------------------------------
Operating property and equipment                                       1,037,393           1,128,626
  Less accumulated depreciation                                         (464,273)           (513,515)
------------------------------------------------------------------------------------------------------
     Net operating property and equipment                                573,120             615,111
------------------------------------------------------------------------------------------------------
Direct financing leases and other assets                                 387,317             314,574
Intangible assets and deferred charges                                   254,151             281,850
------------------------------------------------------------------------------------------------------
                                                                     $ 5,373,235           5,645,389
======================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                  $   348,507             199,958
  Accounts payable                                                       334,614             321,468
  Accrued expenses                                                       468,559             633,529
------------------------------------------------------------------------------------------------------
     Total current liabilities                                         1,151,680           1,154,955
------------------------------------------------------------------------------------------------------
Long-term debt                                                         1,975,954           2,237,010
Other non-current liabilities                                            390,821             461,275
Deferred income taxes                                                    668,245             686,143
Shareholders' equity:
  Common stock of $0.50 par value per share
     (shares outstanding at September 30, 1997 - 78,094,300;
     December 31, 1996 - 77,961,154)                                     491,508             496,292
  Retained earnings                                                      705,613             613,887
  Translation adjustment                                                 (10,586)             (4,173)
------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                        1,186,535           1,106,006
------------------------------------------------------------------------------------------------------
                                                                     $ 5,373,235           5,645,389
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

(B)   RECENT ACCOUNTING PRONOUNCEMENTS
      In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This Statement requires the dual presentation of basic earnings per share (EPS) and diluted EPS. Basic EPS excludes the dilutive effect of stock options and other potentially dilutive instruments and diluted EPS includes such items. The Company will adopt this Statement in the fourth quarter of 1997 and does not expect the adoption to have a material impact on previously reported EPS amounts.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for reporting information about a company's operating segments and related disclosures about its products, services, geographic areas and major customers in annual and interim financial statements. Both Statements will be adopted by the Company in 1998. The adoption of these Statements in 1998 will not impact the Company's results of operations, cash flow or financial position.

(C)   SALE OF AUTOMOTIVE CARRIER SERVICES
      On September 30, 1997, the Company completed the sale of its Automotive Carriers segment to Allied Holdings, Inc. Accordingly, the Company's Automotive Carriers segment has been reported as a discontinued operation for all periods presented in the accompanying Consolidated Condensed Statements of Earnings and Cash Flows. The purchase price of $111.3 million in cash was based on a premium over the August 31, 1997 net book value of the businesses sold. The final purchase price will be determined in the fourth quarter based on the audited net book value of the businesses sold as of September 30, 1997, plus the premium. The Company recorded a gain on the sale of $3.2 million (including an income tax benefit of $8.5 million), or $0.04 per common share. The transaction was made at a premium over the net book value of the businesses sold and also generated gains from the settlement and curtailment of certain employee benefit and postretirement plans, offset by provisions for severance and direct and other transaction costs.

                                                               (Continued)

(C)   SALE OF AUTOMOTIVE CARRIER SERVICES (Continued)
      The following table summarizes the results of the discontinued Automotive Carriers segment (in thousands, except per share amounts):

                                              Third Quarter             Nine Months
                                           --------------------    -------------------
                                             1997        1996       1997          1996
                                           --------------------    -------------------
      Revenue                             $144,765     136,557     462,853     434,502

      Earnings (loss) before income taxes    5,159      (4,473)     18,228        (338)
      Income tax expense (benefit)             834      (1,351)      5,981         358
                                          --------------------     -------------------
      Earnings (loss) from discontinued
        operations                        $  4,325      (3,122)     12,247        (696)
                                          ====================     ===================

      Earnings (loss) per common share    $   0.05       (0.04)       0.16       (0.01)
                                          ====================     ===================


(D)   SALE OF CONSUMER TRUCK RENTAL
      On October 17, 1996, the Company completed the sale of substantially all the assets and certain liabilities of its consumer truck rental business. Revenue related to the consumer truck rental business was $164 million and $417 million for the quarter and nine months ended September 30, 1996, respectively. Pretax earnings from the consumer truck rental business were $24 million and $20 million for the quarter and nine months ended September 30, 1996, respectively.

KPMG PEAT MARWICK LLP                               Telephone:      305-358-2300
CERTIFIED PUBLIC ACCOUNTANTS                        Telecopier:     305-577-0544
One Biscayne Tower
Suite 2900
2 South Biscayne Boulevard
Miami, FL 33131



                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Shareholders
Ryder System, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Ryder System, Inc. and subsidiaries as of September 30, 1997, and the related consolidated condensed statements of earnings for the third quarter and nine months ended September 30, 1997 and 1996 and the consolidated condensed statements of cash flows for the nine months ended September 30, 1997 and 1996. These consolidated condensed financial statements are the responsibility of the Company's management.

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


                                                  KPMG PEAT MARWICK LLP



Miami, Florida
October 20, 1997

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition --
              Three and nine months ended September 30, 1997 and 1996


RESULTS OF OPERATIONS

On September 30, 1997, the Company completed the sale of its Automotive Carriers segment to Allied Holdings, Inc. Therefore, the following discussion excludes the results of the Automotive Carriers segment which has been classified as discontinued operations for all periods presented (see "Notes to Consolidated Condensed Financial Statements" and "Discontinued Operations" below). On October 17, 1996, the Company completed the sale of substantially all the assets and certain liabilities of its consumer truck rental business. As a result, year-over-year comparisons are impacted by the absence of this former business unit in the 1997 periods.

The Company reported earnings from continuing operations before income taxes of $57 million in the third quarter of 1997, compared with $52 million in last year's third quarter. Results from continuing operations in the third quarter of 1996 included pretax earnings of $24 million from the Company's former consumer truck rental operations and pretax restructuring and other charges of $10 million associated with cost reduction programs. Earnings from continuing operations before income taxes in the first nine months of 1997 were $186 million, compared with $120 million in the first nine months of 1996. Results in the first nine months of 1996 included pretax earnings of $21 million (excluding restructuring charges of $1 million) from consumer truck rental and pretax restructuring and other charges of $26 million. Excluding consumer truck rental pretax earnings and the restructuring and other charges in 1996, earnings from continuing operations before income taxes were 48% higher in the third quarter and 50% higher in the first nine months of 1997 compared with the same periods last year. All of the Company's business units contributed to the improved results.

Earnings from continuing operations in the third quarter of 1997 were $35 million, or $0.45 per common share, compared with $29 million, or $0.36 per common share, in the third quarter of 1996. In the first nine months of 1997, earnings from continuing operations were $111 million, or $1.41 per common share, compared with $69 million, or $0.85 per common share, in the first nine months of 1996. The Company's effective tax rates for continuing operations in the third quarter and first nine months of 1997 were 38.6% and 40.2%, respectively, compared with 44.0% and 42.6%, respectively, in the same 1996 periods. Lower 1997 effective rates resulted primarily from the utilization of foreign net operating loss carryforwards and a reduction in the corporate income tax rate in the United Kingdom.

Total revenue increased 9% in both the third quarter and first nine months of 1997 compared with the same periods in 1996 (exclusive of 1996 revenue from consumer truck rental of $164 million in the third quarter and $417 million in the nine months), led by integrated logistics, International Division and public transportation.

Operating expense increased 10% in both the third quarter and first nine months of 1997 compared with the same 1996 periods (excluding consumer truck rental and restructuring and other charges in 1996). In

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and nine months ended September 30, 1997 and 1996

addition to the increase attributable to higher business volumes, operating expense comparisons were impacted by higher subcontracted freight costs in integrated logistics, somewhat offset by lower compensation and employee benefit expenses in transportation services, as a result of headcount reductions, and lower overall vehicle liability expense.

Depreciation expense (before gains on vehicle sales) decreased 16% in both the third quarter and first nine months of 1997 compared with the same periods last year. Excluding consumer truck rental, depreciation expense was slightly lower in both 1997 periods as a result of fewer commercial truck rental units and facilities in transportation services, offset by growth-related increases in the other business units. Gains on vehicle sales (excluding consumer truck rental) were 9% higher in the third quarter and about the same in the first nine months of 1997 compared with the same periods last year.

Interest expense decreased $6 million and $17 million in the third quarter and first nine months of 1997, respectively, compared with the same periods in 1996, due to lower outstanding debt levels, which resulted primarily from lower levels of capital spending and a reduction of outstanding debt utilizing proceeds obtained from the sale of consumer truck rental.

Miscellaneous income was $0.3 million and $7 million in the third quarter and first nine months of 1997, respectively, compared with miscellaneous expense of $3 million and $4 million in the third quarter and first nine months of 1996, respectively. The improvements in 1997 were due primarily to lower costs associated with the Company's sale of receivables program under which the Company sells, with limited recourse, trade receivables on a revolving basis, and an increase in miscellaneous income from gains on sales of certain facilities which were not associated with the 1996 restructuring and other charges.

In 1996, the Company implemented several restructuring initiatives designed to reduce costs, improve profitability and align the organizational structure with the strategic direction of the Company. As a result of these initiatives, the Company recorded pretax restructuring and other charges in 1996 totaling $228 million (for continuing operations), of which $10 million ($7 million after tax) were recorded in the third quarter and $26 million ($17 million after tax) were recorded in the first nine months. The charges for the year included employee separation costs related to the elimination of approximately 2,450 positions, costs and asset write-downs related to the closure of approximately 200 operating and administrative facilities and other write-downs related to certain information systems and other assets. At December 31, 1996, the remaining restructuring liabilities were $62 million related to employee separation costs and facility closure costs. In the third quarter and first nine months of 1997, the Company utilized approximately $8 million and $45 million, respectively, of the restructuring liabilities and the balance at September 30, 1997 was $17 million. Management continues to believe that the remaining

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and nine months ended September 30, 1997 and 1996

restructuring liabilities at September 30, 1997 are adequate to complete its plans and such liabilities are expected to be substantially paid by the end of 1997. The headcount reductions contemplated in the Company's restructuring plan have been substantially completed. As of September 30, 1997, approximately 80% of the 200 facilities scheduled for closure had ceased operations. The Company has sold or disposed of approximately 42% of the closed facilities.

Management has initiated a program to prepare the Company's information systems for the year 2000. The Company is assessing the impact of the Year 2000 issue on its operations, including the extent and cost of programming changes required to address this issue. Although the final cost estimates will not be completed until late 1997, it is anticipated that Year 2000 costs will result in an increase in expenses in 1998 and 1999.

BUSINESS UNIT PERFORMANCE

As a result of the disposition of the consumer truck rental business in October, 1996 and the Automotive Carriers segment in September, 1997, the Company's primary business units now consist of integrated logistics, transportation services (which primarily provides full service truck leasing and commercial truck rental in the U.S. and Canada), public transportation services and the International Division (which provides full service truck leasing and integrated logistics in Europe, South America and Mexico).

Revenue from integrated logistics increased 25% in both the third quarter and first nine months of 1997 compared with the same 1996 periods, primarily due to expansion of revenue with existing customers and start-up of business sold in the previous year. Operating revenue (which excludes subcontracted freight costs) increased 9% in the third quarter and 11% in the first nine months of 1997 compared with the same 1996 periods. Revenue from full service truck leasing decreased 4% in the third quarter and 1% in the first nine months of 1997, compared with the same periods in 1996. The decrease in revenue was primarily the result of lower levels of new business sales in the first half of 1997 and selected non-renewal of lower margin business, as the Company has become more selective in signing new business in accordance with specified Economic Value Added (EVA) criteria adopted in 1997, and decreases in fuel revenue primarily as a result of lower fuel volume in both periods and lower fuel prices in the third quarter. Commercial truck rental revenue decreased slightly in the third quarter and 5% in the first nine months of 1997, compared with the same periods in 1996, due to planned reductions in the size of the fleet, however, revenue per unit and utilization were higher in both 1997 periods compared with 1996. Revenue from public transportation services increased 19% in both the third quarter and first nine months of 1997, compared with the same periods last year. The revenue growth was primarily achieved through expansion of existing contracts and contributions from new contracts, as well as through first quarter 1997 acquisitions. International Division revenue was 29% higher in both the third quarter and first nine months of 1997 compared with the same 1996 periods, due primarily to new logistics contracts including the British Airways ground equipment maintenance contract in the United

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and nine months ended September 30, 1997 and 1996

Kingdom, combined with growth in the Division's expanding operations in Argentina and increased business in Germany.

Operating margin (revenue less direct operating expenses, depreciation and interest) and margin as a percentage of revenue from integrated logistics in the third quarter and first nine months of 1997 were higher compared with last year, due primarily to the growth in revenue combined with operating efficiencies and improved pricing on new and existing contracts. Operating margin and margin as a percentage of revenue from full service truck leasing were lower in the third quarter and about the same in the first nine months of 1997 compared with last year. The third quarter decrease was due primarily to higher vehicle maintenance costs and the decline in revenue. Commercial truck rental operating margin and margin as a percentage of revenue were higher in the third quarter and first nine months of 1997, compared with the same 1996 periods, due primarily to higher vehicle utilization. In public transportation services, operating margin and margin as a percentage of revenue were higher in the third quarter and first nine months of 1997, compared with the same periods in 1996, due mainly to the growth in revenue and lower vehicle liability expense. International Division operating margin dollars were higher but margin as a percentage of revenue was lower in the third quarter and first nine months of 1997 compared with the same periods in 1996. The growth in margin dollars was due to new contracts in all areas while the decrease in operating margin percentage was due to a change in product mix.

For the business units as a whole, pretax earnings (exclusive of consumer truck rental and restructuring and other charges in 1996) increased $17 million in the third quarter and $58 million in the first nine months of 1997, compared with the same periods in 1996, as a result of an increase in operating margin and reduced overhead expenses due mainly to restructuring actions implemented in late 1996.

CORPORATE ADMINISTRATIVE EXPENSES

Corporate administrative expenses were $6 million in the third quarter and $16 million in the first nine months of 1997, compared with $7 million and $19 million in the third quarter and first nine months of 1996, respectively (exclusive of restructuring costs). Lower 1997 costs were due to headcount reductions resulting from the 1996 restructuring plan and reduced spending levels.

DISCONTINUED OPERATIONS

On September 30, 1997, the Company completed the sale of its Automotive Carriers segment to Allied Holdings, Inc. The purchase price of $111 million in cash was based on a premium over the August 31, 1997 net book value of the businesses sold. The final purchase price will be determined in the fourth quarter based on the audited net book value of the businesses sold as of September 30, 1997, plus the premium.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and nine months ended September 30, 1997 and 1996

Earnings from discontinued operations were $6 million higher in the third quarter and $9 million higher in the first nine months of 1997 compared with the same periods in 1996 (exclusive of 1996 after tax restructuring charges of $1 million in the third quarter and $4 million in the first nine months). The increased earnings were primarily due to an increase in vehicles shipped and reduced overhead expenses as a result of the 1996 restructuring actions.

The sale of the Company's discontinued operations resulted in an after tax gain of $3 million (including a benefit for income taxes of $8 million), or $0.04 per common share. The transaction was made at a premium over the net book value of the businesses sold and also generated gains from the settlement and curtailment of certain employee benefit and postretirement plans, offset by provisions for severance and direct transaction and other costs.

LIQUIDITY AND CAPITAL RESOURCES

Total capital expenditures related to continuing operations in the first nine months of 1997 (including acquisitions of $46 million in the first quarter of 1997) were $809 million, compared with $1.02 billion in the first nine months of 1996. The decrease was consistent with management's plan to restrict capital spending by increasing return thresholds in accepting new business and focusing on those products and services with the greatest returns. Capital expenditures in the first nine months of 1997 were lower than 1996 levels in all product lines except for commercial rental and public transportation. The increase in commercial rental expenditures reflected planned fleet replacement to reduce the average age of the fleet. Expenditures for public transportation increased due primarily to timing of fleet replacement and new business. Capital expenditures related to continuing operations in the first nine months of 1996 included approximately $68 million in consumer truck rental. Expenditures for the discontinued Automotive Carriers segment were $13 million and $30 million in the first nine months of 1997 and 1996, respectively. Total capital expenditures for all of 1997 are expected to be below $1.3 billion.

Cash flow from continuing operating activities in the first nine months of 1997 was $480 million, compared with $555 million in the same period last year. The decrease resulted primarily from an increase in cash required for working capital, due mainly to increased receivables, payments related to restructuring activities initiated in 1996 and timing of pension funding, and lower non-cash depreciation charges. These decreases were offset by improved earnings and a higher non-cash charge for deferred income taxes. Cash flow from continuing operating activities plus asset sales as a percentage of capital expenditures was 100% in the first nine months of 1997, compared with 81% in the same period last year, as a result of lower levels of capital spending.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and nine months ended September 30, 1997 and 1996


Total debt at September 30, 1997 was $2.3 billion, compared with $2.4 billion at December 31, 1996. During the first nine months of 1997, the Company made scheduled unsecured note payments of $39 million, repaid the $16 million of U.S. commercial paper outstanding at December 31, 1996 and reduced foreign debt by $57 million. The Company's debt to equity ratio at September 30, 1997, was 196% compared with 220% at both June 30, 1997, and December 31, 1996. As part of its financing program, the Company periodically enters into sale and leaseback agreements for revenue earning equipment which are accounted for as operating leases. No such agreements were entered into during the first nine months of 1997. Proceeds from sale-leaseback transactions were $150 million in the first nine months of 1996. The Company's percentage of variable-rate financing obligations was below 20% at September 30, 1997, which was lower than recent historical levels of slightly less than 25%. The decrease at September 30, 1997 was due to the use of a portion of the proceeds from the sale of the Automotive Carriers segment to pay down short-term variable-rate debt. Management expects the variable-rate percentage to return to recent historical levels over the next several months.

On June 9, 1997, Standard & Poor's Ratings Group lowered its corporate credit and senior unsecured debt ratings on the Company to triple-B-plus from single-A-minus and removed the Company from CreditWatch where it was placed on January 21, 1997. As of September 30, 1997, Moody's Investors Service and Duff and Phelps continued to maintain ratings of A3 and A, respectively, for the Company's unsecured debt. During the second quarter of 1997, the Company restructured its revolving credit facilities by consolidating several agreements into a single global revolving credit facility which will result in administrative costs savings and increased financial flexibility.

At September 30, 1997 and December 31, 1996, the Company had "floating to fixed" interest rate swap agreements outstanding with aggregate notional amounts totaling $61 million and $78 million, respectively.

The Company had contractual lines of credit totaling $726 million at September 30, 1997, of which $676 million was available. The Company also had $268 million of debt securities available under a shelf registration statement filed in 1995.

On July 28, 1997, the Company announced that it plans to repurchase up to six million shares of its common stock in the open market and privately negotiated transactions using proceeds from the sale of the Automotive Carriers segment and cash from operating activities. Through November 7, 1997, the Company had repurchased approximately 4,080,000 shares under this plan at an average price of $35.83 per common share. In April 1997, the Company completed a six-million-share buyback program at an average price of $29.75 per common share.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and nine months ended September 30, 1997 and 1996

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

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
        Three and nine months ended September 30, 1997 and 1996


SELECTED FINANCIAL AND OPERATIONAL DATA
(Dollars in thousands)

                                                            Third Quarter                            Nine Months
                                                     ---------------------------            ----------------------------
                                                           1997          1996                      1997            1996
------------------------------------------------------------------------------------------------------------------------
BUSINESS UNITS
 Revenue:
  Transportation services:
   Full service lease and programmed
      maintenance                                     $ 512,062       532,861                 1,573,456       1,591,447
   Commercial rental                                    132,603       134,103                   367,911         388,635
   Other                                                 78,034        82,768                   228,552         244,282
                                                     ----------     ---------              ------------     -----------
                                                        722,699       749,732                 2,169,919       2,224,364
  Integrated logistics                                  345,283       276,759                 1,008,300         804,591
  Consumer truck rental                                       -       164,166                         -         416,732
  Public transportation                                 103,573        87,082                   378,548         317,328
  International Division                                116,989        90,433                   330,970         256,336
  Eliminations                                          (81,745)      (92,380)                 (252,822)       (280,603)
                                                     ----------     ---------              ------------     -----------
      Total                                           1,206,799     1,275,792                 3,634,915       3,738,748
                                                     ----------     ---------              ------------     -----------

 Operating expense                                      950,696       982,906                 2,857,198       2,911,610
 Depreciation expense                                   160,574       190,832                   479,703         572,106
 Gains on sale of revenue earning equipment             (13,417)      (13,675)                  (42,446)        (52,988)
 Interest expense                                        47,289        53,200                   145,206         162,173
 Miscellaneous (income) expense, net                     (1,412)        3,075                    (6,149)          4,407
                                                     ----------     ---------              ------------     -----------
 Earnings before income taxes from business units        63,069        59,454                   201,403         141,440
CORPORATE ADMINISTRATIVE EXPENSES                        (5,632)       (6,971)                  (15,744)        (21,716)
                                                     ----------     ---------              ------------     -----------
EARNINGS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                  $  57,437        52,483                   185,659         119,724
                                                     ==========     =========              ============     ===========


Fleet size (owned and leased including international):
 Full service lease                                                                             112,050         111,300
 Commercial and consumer rental                                                                  37,100          72,165
Buses operated or managed                                                                        14,226          13,021
Transportation services locations                                                                   966           1,127

------------------------------------------------------------------------------------------------------------------------

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


   (b)   REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed by the Registrant during the period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RYDER SYSTEM, INC.
                                        (Registrant)



Date:      November 13, 1997            /S/ EDWIN A. HUSTON
                                        -------------------
                                        Edwin A. Huston
                                        Senior Executive Vice President-Finance
                                        and Chief Financial Officer
                                        (Principal Financial Officer)


Date:      November 13, 1997            /S/ GEORGE P. SCANLON
                                        ---------------------
                                        George P. Scanlon
                                        Vice President - Planning and Controller
                                        (Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT           DESCRIPTION
-------           -----------


11     Statement regarding computation of per share earnings.

15     Letter regarding unaudited interim financial statements.

27     Financial data schedule (for SEC use only).