Form 10-K405
period 1997-12-31
RYDER SYSTEM INC
filed 1998-03-30
CIK 85961

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                FOR THE TRANSITION PERIOD FROM _____ TO ______

                          Commission file number 1-4364

                               RYDER SYSTEM, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         FLORIDA                                       59-0739250
-------------------------------                     -----------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

3600 N.W. 82 AVENUE, MIAMI, FLORIDA  33166            (305) 500-3726
------------------------------------------         --------------------
   (Address of principal executive                   (Telephone number
     offices including zip code)                    including area code)


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold as of January 30, 1998, was $2,492,423,078. The number of shares of Ryder System, Inc. Common Stock ($.50 par value) outstanding as of January 30, 1998, was 73,735,927.

      DOCUMENTS INCORPORATED BY              PART OF FORM 10-K INTO WHICH
      REFERENCE INTO THIS REPORT             DOCUMENT IS INCORPORATED
      --------------------------             -----------------------------

     Ryder System, Inc. 1997 Annual          Parts I, II and IV
     Report to Shareholders*

     Ryder System, Inc. 1998 Proxy           Part III
     Statement

    *The Ryder System, Inc. 1997 Annual Report to Shareholders is incorporated herein only to the extent specifically stated.


                            [Cover page 1 of 3 pages]

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS OF SECURITIES                  EXCHANGE ON WHICH REGISTERED
---------------------------------                  ----------------------------

Ryder System, Inc. Common Stock                    New York Stock Exchange
     ($.50 par value) and Preferred                Pacific Stock Exchange
     Share Purchase Rights                         Chicago Stock Exchange
     (the Rights are not currently                 Berlin Stock Exchange
     exercisable, transferable or
     exchangeable apart from the
     Common Stock)

Ryder System, Inc. 9% Series G Bonds,              New York Stock Exchange
     due May 15, 2016

Ryder System, Inc. 8 3/8% Series H Bonds,          New York Stock Exchange
     due February 15, 2017

Ryder System, Inc. 8 3/4% Series J Bonds,          New York Stock Exchange
     due March 15, 2017

Ryder System, Inc. 9 7/8% Series K Bonds,          New York Stock Exchange
     due May 15, 2017

Ryder System, Inc. 9 1/4% Series N Notes,          None
     due May 15, 2001

Ryder System, Inc. Medium-Term Notes               None
Series 1, due from 9 months to
10 years from date of issue at
rate based on market rates at time
of issuance

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

Ryder System, Inc. Medium-Term Notes,              None
Series 12, due 9 months or more from date of issue at rate based on market rates at time of issuance

Ryder System, Inc. Medium-Term Notes,              None
Series 13, due 9 months or more from date of issue at rate based on market rates at time of issuance

Ryder System, Inc. Medium-Term Notes,              None
Series 14, due 9 months or more from date of issue at rate based on market rates at time of issuance

SECURITIES REGISTERED PURSUANT TO SECTION 12(g)
      OF THE ACT:                                  None


                            [Cover page 3 of 3 pages]

                               RYDER SYSTEM, INC.

                             Form 10-K Annual Report

                                TABLE OF CONTENTS

                                                                    PAGE NO.

PART I

 Item 1   Business......................................................5
 Item 2   Properties....................................................9
 Item 3   Legal Proceedings............................................10
 Item 4   Submission of Matters to a Vote of Security Holders..........10


PART II

 Item 5   Market for Registrant's Common Equity and Related
            Stockholder Matters........................................11
 Item 6   Selected Financial Data......................................11
 Item 7   Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................11
 Item 8   Financial Statements and Supplementary Data..................11
 Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................11

PART III

 Item 10  Directors and Executive Officers of the Registrant...........12
 Item 11  Executive Compensation.......................................12
 Item 12  Security Ownership of Certain Beneficial Owners and
            Management.................................................12
 Item 13  Certain Relationships and Related Transactions...............12


PART IV

 Item 14  Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K...................................................13

                                     PART I

                                ITEM 1. BUSINESS

GENERAL

Ryder System, Inc. (the "Company") was incorporated in Florida in 1955. Through its subsidiaries, the Company engages primarily in the logistics and transportation business with focus on: 1) integrated logistics, including dedicated contract carriage, the management of carriers, and inventory deployment; 2) transportation services, including full service leasing, maintenance and short-term rental of trucks, tractors and trailers; and 3) public transit management and operations, fleet management and maintenance services, and student transportation services. At December 31, 1997, the Company and its subsidiaries had a fleet of 162,665 vehicles and 42,342 employees.(1)

On September 30, 1997, the Company sold Ryder Automotive Carrier Services, Inc. which constituted its automotive carrier division. The sale of the automotive carrier division has been accounted for as a discontinued operation and, accordingly, its operating results and cash flows are segregated and reported as discontinued operations in the Company's consolidated financial statements.

Financial information about foreign and domestic operations is incorporated by reference from the "Notes to Consolidated Financial Statements - Geographic Information" on page 42 of the Ryder System, Inc. 1997 Annual Report to Shareholders.

LOGISTICS AND TRANSPORTATION BUSINESS UNITS

INTEGRATED LOGISTICS

Ryder Integrated Logistics, Inc. ("Ryder Integrated Logistics") provides global integrated logistics support of customers' entire supply chains, from in-bound raw materials supply through finished goods distribution, including dedicated contract carriage, the management of carriers, and inventory deployment through 822 locations in the U.S., Canada, United Kingdom, Germany, The Netherlands, Poland, Mexico, Argentina and Brazil. Ryder Integrated Logistics utilizes advanced information technology and teams frequently with strategic alliance and joint venture partners. Services include varying combinations of logistics system design, the provision of vehicles and equipment, maintenance, the provision of drivers, warehouse management (including cross docking and flow-through distribution), transportation management, vehicle dispatch, and in-bound and out-bound just-in-time delivery. Logistics systems include procurement and management of all modes of transportation, shuttles, interstate long-haul operations, just-in-time service to assembly plants, and factory-to-warehouse-to-retail facility service. These services are used in major industry sectors including automotive, telecommunications, utilities, health care, paper and paper packaging, chemical, electronic and office equipment, news, food and beverage, housing, and general retail industries, along with other industries and the federal sector. In 1997, Ryder Integrated Logistics continued to expand its presence in the logistics market through internal growth, increased emphasis on global account management, and initiation of strategic alliances/joint ventures.

Besides integrated logistics, Ryder Integrated Logistics provides a wide variety of highway transportation services in international markets outside the United States and Canada, including full service leasing of trucks, tractors and trailers, commercial truck rental, and contract truck maintenance. Ryder Integrated Logistics is implementing a strategy for further growth in international markets, providing global logistics solutions to multinational customers.

-------------
(1) This number does not include: (a) operating personnel of local transit authorities managed by certain subsidiaries of the Company (in such situations, generally the entire cost of compensation and benefits for such personnel is passed through to the transit authority, which reinburses the Company's subsidiaries); or (b) drivers obtained by certain subsidiaries of the Company under driver leasing agreements.

This strategy enables Ryder Integrated Logistics to take full advantage of, and build upon, the expertise, market knowledge and infrastructure of strategic alliance and joint venture partners, as well as its own expertise in providing logistics solutions to businesses involved in the over-the-road transportation of goods and to those who move goods around the world using any mode of transportation. In that regard, in 1997, Ryder Integrated Logistics continued to expand in the U.S. and Canada and to enhance its presence in Mexico, Argentina, Brazil and Poland through internal growth, and also commenced assessing opportunities in markets in other parts of the world. In so doing, Ryder Integrated Logistics is always mindful of its need to mitigate risks, including the minimization of asset and currency exposures.

FULL SERVICE LEASING, MAINTENANCE AND SHORT-TERM RENTAL OF TRUCKS, TRACTORS AND TRAILERS

Ryder Truck Rental, Inc. which does business as Ryder Transportation Services ("Ryder Transportation Services") provides full service truck leasing to nearly 13,000 customers (ranging from large national enterprises to small companies), with a fleet of 102,914 vehicles (including 14,742 vehicles leased to affiliates), through 852 locations in 48 states, Puerto Rico, and 8 Canadian provinces. Under a full service lease, Ryder Transportation Services provides customers with vehicles, maintenance, supplies and related equipment necessary for operation, while the customers furnish and supervise their own drivers, and dispatch and exercise control over the vehicles. Additionally, Ryder Transportation Services provides contract maintenance services to more than 1,250 customers, servicing 42,354 vehicles (including approximately 8,920 vehicles owned by affiliates) under maintenance contracts, and provides short-term truck rental, which tends to be seasonal, to commercial customers to supplement their fleets during peak business periods. A fleet of 34,371 vehicles, ranging from heavy-duty tractors and trailers to light-duty trucks, is available for commercial short-term rental. In 1997, Ryder Transportation Services focused on the expansion of its long-term contractual businesses such as the full service leasing of trucks, tractors and trailers, and contract truck maintenance, through internal growth. Additionally in 1997, Ryder Transportation Services implemented new services for customers. Such new services include fleet management, freight management and the Ryder Citicorp Finance Lease. By expanding its vehicle financing options, Ryder Transportation Services gives customers the flexibility to choose a full service lease or the combination of a finance lease and contract maintenance for their vehicles.

PUBLIC TRANSIT MANAGEMENT, OPERATIONS AND FLEET MAINTENANCE SERVICES AND STUDENT TRANSPORTATION SERVICES

The Company organized its public sector services in 1994 under a single management structure to increase operating efficiencies and focus its marketing efforts on serving the unique needs of the government market. The umbrella management organization, Ryder Public Transportation Services provides a wide array of transportation and maintenance services to the public sector through two subsidiaries: Ryder Student Transportation Services, Inc. which operates more than 9,567 school buses under long-term contract for 474 school districts in 25 states; and Ryder/ATE, Inc., which operates or manages more than 4,981 buses under long-term contracts to 93 public transit agencies in 27 states. In addition, Ryder/ATE, Inc.'s public fleet maintenance unit, Ryder/MLS, manages and maintains over 30,000 pieces of equipment for public transit agencies, cities, counties, colleges and utilities.

Ryder Public Transportation Services is either the largest or second largest private contractor in the three primary markets it serves: student transportation, public transit management and operations, and public fleet management and maintenance for local governments and utilities. In each case, public sector services that are operated by in-house governmental organizations represent two-thirds or more of the market for such services and the biggest opportunity for growth. Due to continuing cost pressures in the public sector and Ryder's ability to provide the same services, typically at a 10 to 20 percent cost savings, an ongoing number of governmental organizations are willing to outsource their transportation and fleet maintenance services to Ryder Public Transportation Services. In 1997, Ryder Public Transportation Services expanded through various methods, including acquisitions, adding more than several hundred buses to its student transportation operations.

DISPOSITION OF REVENUE EARNING EQUIPMENT

The Company's business units have historically disposed of used revenue earning equipment at prices in excess of book value. The gains on the sale of revenue earning equipment (reported as reductions in depreciation expense) were approximately 11%, 27% and 20% of earnings from business units before interest and taxes in 1997, 1996 and 1995, respectively. The extent to which gains will be realized on future disposal of revenue earning equipment is dependent upon various factors including the general state of the used vehicle market, the age and condition of vehicles at the time of their disposal and depreciation methods with respect to vehicles.

COMPETITION

As an alternative to using the Company's services, customers may choose to provide similar services for themselves, or may choose to purchase similar or alternative services from other third-party vendors.

In the U.S. and Canada, Ryder Integrated Logistics competes with companies providing similar services on a national, regional and local level. Additionally, this business is subject to potential competition in most of the regions it serves from air cargo, shipping, railroads and motor carriers. On a country-by-country basis and on a global basis, Ryder Integrated Logistics competes with companies providing similar services in international markets outside the United States and Canada. In the United Kingdom, the markets for full service leasing of trucks, tractors and trailers, and dedicated contract carriage services are well developed and competitive, similar to those in the U.S. and Canada. Recent developments in Mexico following the approval of the North American Free Trade Agreement (NAFTA), Germany's continued integration into the European Community and the resulting deregulation, and Poland's transformation to a market economy all create a growing opportunity for Ryder Integrated Logistics to provide services in these new markets. Additionally, recent developments in Argentina and Brazil, such as the expanded investment in automotive manufacturing, create growing opportunities for Ryder International to provide services in the southern cone of South America. Ryder Integrated Logistics expects that competition with its services in these emerging markets and in the global integrated logistics marketplace will develop. Competitive factors include price, equipment, maintenance, geographical coverage, market knowledge , expertise in logistics related technology, and overall performance (e.g., timeliness, accuracy and flexibility). Value-added differentiation of these service offerings across the full global supply chain will continue to be Ryder Integrated Logistics' overriding strategy.

Ryder Transportation Services competes with companies providing similar services on a national, regional and local level. Regional and local competitors may sometimes provide services on a national level through their participation in various cooperative programs and through their membership in various industry associations. Competitive factors include price, equipment, maintenance and geographical coverage. Ryder Transportation Services also competes, to an extent, with a number of truck and trailer manufacturers who provide truck and trailer leasing, extended warranty maintenance, rental and other transportation services. Value-added differentiation of the full service truck leasing, truck rental, and contract and non-contract truck maintenance service offerings has been, and will continue to be, Ryder Transportation Services' emphasis.

Ryder Public Transportation Services competes with companies that provide similar services in each segment of its operations, although no competitors duplicate the complete array of services that Ryder Public Transportation Services provides. In the student transportation market, one national competitor is larger than Ryder Student Transportation Services, and the next three largest competitors are less than one-half of its size. In addition, over 2,000 small and regional companies compete with Ryder Public Transportation Services on a limited, local market basis. In the public transit market, one national competitor is approximately Ryder/ATE's size, and less than 100 small and regional companies compete with Ryder Public Transportation Services on a limited basis. In the public fleet management and maintenance market, a small number of companies compete with Ryder/MLS, of which MLS is the largest in the delivery of services to cities and counties. In all segments of its operations, Ryder Public Transportation Services has been able to retain over 90% of its contracts on an annual basis through a combination of high quality, customer-focused services, and ongoing improvements in cost efficiency and service innovation.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

All of the executive officers of the Company were elected or re-elected to their present offices either at or subsequent to the meeting of the Board of Directors held on May 2, 1997 in conjunction with the Company's 1997 Annual Meeting on the same date. They all hold such offices, at the discretion of the Board of Directors, until their removal, replacement or retirement.

          NAME                    AGE        POSITION

M. Anthony Burns                  55         Chairman, President and
                                             Chief Executive Officer

Dwight D. Denny                   54         Executive Vice President -
                                             Development

John H. Dorr                      51         President - Ryder Public
                                             Transportation Services, Inc.

James B. Griffin                  43         President - Ryder Transportation
                                             Services

Edwin A. Huston                   59         Senior Executive Vice President -
                                             Finance and Chief Financial
                                             Officer

Thomas E. McKinnon                53         Executive Vice President - Human
                                             Resources and Corporate Services

Vicki A. O'Meara                  40         Executive Vice President and
                                             General Counsel

Lisa A. Rickard                   42         Senior Vice President -
                                             Government Relations

George P. Scanlon                 40         Vice President - Planning and
                                             Controller

Edward M. Straw                   59         President - Ryder Integrated
                                             Logistics, Inc.


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

Vicki A. O'Meara has been Executive Vice President and General Counsel since June 1997. Previously, Ms. O'Meara was with the Chicago office of the law firm of Jones Day Reavis & Pogue where she was a partner and chair of the firm's worldwide Environmental, Health and Safety practice; and prior to that was Assistant Attorney General, heading the Environmental and Natural Resources Division of the U.S. Department of Justice.

Lisa A. Rickard has been Senior Vice President - Government Relations since January 1997. Ms. Rickard served as Vice President - Federal Affairs from January 1994 until January 1997. From June 1982 until December 1993, Ms. Rickard was with the Washington law firm of Akin, Gump, Strauss, Hauer & Feld, LLP, where she was a partner.

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

Edward M. Straw has been President - Ryder Integrated Logistics, Inc. since June 1997. Previously, Mr. Straw served in the U.S. Navy for 35 years, where he rose to the rank of Vice Admiral and spent four years as Director of the Defense Logistics Agency, the lead Department of Defense agency for much of the U.S. military's worldwide logistics support.

                               ITEM 2. PROPERTIES

The Company's property consists primarily of vehicles, vehicle maintenance and repair facilities, and other real estate and improvements. Information regarding vehicles is included in Item 1, which is incorporated herein by reference.

The Company has 1,912 locations in the United States, Canada and Puerto Rico; 398 of these facilities are owned and the remainder are leased. Such locations generally include a maintenance facility, warehouse and/or administrative offices. Through Ryder Integrated Logistics, the Company has 105 locations in the United Kingdom, Germany, The Netherlands,

Poland, Mexico, Argentina and Brazil; 21 of these facilities are owned and the remainder are leased. Such locations generally include a maintenance facility, warehouse and/or administrative offices.

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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1997.

                                     PART II

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

The information required by Item 5 is incorporated by reference from page 43 ("Common Stock Data") of the Ryder System, Inc. 1997 Annual Report to Shareholders.

                         ITEM 6. SELECTED FINANCIAL DATA

The information required by Item 6 is incorporated by reference on page 44 of the Ryder System, Inc. 1997 Annual Report to Shareholders.

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is incorporated by reference from pages 16 through 28 of the Ryder System, Inc. 1997 Annual Report to Shareholders.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is incorporated by reference from pages 30 through 42 and page 43 ("Quarterly Data") of the Ryder System, Inc.
1997 Annual Report to Shareholders.

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding directors is incorporated by reference from pages 4 through 8 of the Ryder System, Inc. 1998 Proxy Statement.

The information required by Item 10 regarding executive officers is set out in
Item 1 of Part I of this Form 10-K Annual Report.

Additional information required by Item 10 is incorporated by reference from page 15 ("Section 16(a) Beneficial Ownership Reporting Compliance") of the Ryder System, Inc. 1998 Proxy Statement.

                         ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from pages 9, 10 ("Compensation of Directors") and 19 through 22 of the Ryder System, Inc. 1998 Proxy Statement.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from pages 14 and 15 of the Ryder System, Inc. 1998 Proxy Statement.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from page 10 of the Ryder System, Inc. 1998 Proxy Statement.

                                     PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

(a) 1. Financial Statements for Ryder System, Inc. and Consolidated
       Subsidiaries:

       Items A through E are incorporated by reference from pages 29 through 42 of the Ryder System, Inc. 1997 Annual Report to Shareholders.

       A) Consolidated Statements of Operations for years ended December 31, 1997, 1996 and 1995.

       B) Consolidated Balance Sheets as of December 31, 1997 and 1996.

       C) Consolidated Statements of Cash Flows for years ended December 31, 1997, 1996 and 1995.

       D) Notes to Consolidated Financial Statements.

       E) Independent Auditors' Report.

    2. Not applicable.

All other schedules and statements are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

Supplementary Financial Information consisting of selected quarterly financial data is incorporated by reference from page 43 of the Ryder System, Inc. 1997 Annual Report to Shareholders.

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

  10.1 The form of change of control severance agreement for executive officers effective as of May 1, 1996, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated by reference to this report.

  10.2 The form of severance agreement for executive officers effective as of May 1, 1996, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated by reference to this report.

  10.3(a) The Ryder System, Inc. 1997 Incentive Compensation Plan for Headquarters Executive Management Levels MS 11 and Higher, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated by reference to this report.

  10.3(b) The Ryder System, Inc. 1998 Incentive Compensation Plan for Headquarters Executive Management Levels MS 11 and Higher.

  10.4(a) The Ryder System, Inc. 1980 Stock Incentive Plan, as amended and restated as of August 15, 1996.

  10.4(b) The form of Ryder System, Inc. 1980 Stock Incentive Plan, United Kingdom Section, dated May 4, 1995, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated by reference into this report.

  10.4(c) The form of Ryder System, Inc. 1980 Stock Incentive Plan, United Kingdom Section, dated October 3, 1995, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated by reference into this report.

  10.4(d) The Ryder System, Inc. 1995 Stock Incentive Plan, as amended and restated as of August 15, 1996.

  10.5(a) The Ryder System, Inc. Directors Stock Plan, as amended and restated as of December 17, 1993, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated by reference into this report.

  10.5(b) The Ryder System, Inc. Directors Stock Award Plan dated as of May 2, 1997.

  10.6(a) The Ryder System Benefit Restoration Plan, effective January 1, 1985, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated by reference into this report.

  10.6(b) The First Amendment to the Ryder System Benefit Restoration Plan, effective as of December 16, 1988, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated by reference into this report.

  10.7 Distribution and Indemnity Agreement dated as of November 23, 1993 between Ryder System, Inc. and Aviall, Inc., previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated by reference into this report.

  10.8 Tax Sharing Agreement dated as of November 23, 1993 between Ryder System, Inc. and Aviall, Inc., previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated by reference into this report.

  10.9(a) The Ryder System, Inc. Stock for Merit Increase Replacement Plan, as amended and restated as of August 15, 1996.

  10.9(b) The form of Ryder System, Inc. Non-Qualified Stock Option Agreement, dated as of February 21, 1997.

  10.9(c) The form of Combined Non-Qualified Stock Option and Limited Stock Appreciation Right Agreement, dated October 1, 1997.

  10.10 The Ryder System, Inc. Deferred Compensation Plan effective January 1, 1997, as amended and restated as of November 3, 1997.

  10.11 Severance Agreement, dated as of June 30, 1997, between Ryder Integrated Logistics, Inc. and Larry S. Mulkey.

  10.12 The Asset and Stock Purchase Agreement by and between Ryder Truck Rental, Inc. and RCTR Holdings, Inc. dated as of September 19, 1996, filed with the Commission on September 20, 1996 as an exhibit to the Company's report on Form 8-K, is incorporated by reference into this report.

  10.13 The Acquisition Agreement among Ryder System, Inc. and Allied Holdings, Inc., AH Acquisition Corp., Canadian Acquisition Corp. and Axis National Inc., dated as of August 20, 1997, filed with the Commission on October 15, 1997 as an exhibit to the Company's report on Form 8-K, is incorporated by reference into this report.

  13.1 Portions of the Ryder System, Inc. 1997 Annual Report to Shareholders. Those portions of the Ryder System, Inc. 1997 Annual Report to Shareholders which are not incorporated by reference into this report are furnished to the Commission solely for information purposes and are not to be deemed "filed" as part of this report.

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

  24.1      Manually executed powers of attorney for each of:

                    Joseph L. Dionne
                    Edward T. Foote II
                    John A. Georges
                    Vernon E. Jordan, Jr.
                    David T. Kearns
                    Lynn M. Martin
                    Paul J. Rizzo
                    Christine A. Varney
                    Alva O. Way

  27.1      Financial Data Schedule.

(b) Reports on Form 8-K:

    A report on Form 8-K, dated October 15, 1997, was filed by the registrant announcing the completion of the sale of its Automotive Carrier Services business unit. The report also included pro forma consolidated condensed financial information for the registrant, after giving effect to the sale of its Automotive Carrier Services business unit.

(c) Executive Compensation Plans and Arrangements:

    Please refer to the description of Exhibits 10.1 through 10.13 set forth under Item 14(a)3 of this report for a listing of all management contracts and compensation plans and arrangements filed with this report pursuant to
    Item 601(b)(10) of Regulation S-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 1998                 RYDER SYSTEM, INC.

                                      By: /s/ M. ANTHONY BURNS
                                          -----------------------------
                                          M. Anthony Burns
                                          Chairman, President and Chief
                                          Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 30, 1998                 By: /s/ M. ANTHONY BURNS
                                         ------------------------------
                                          M. Anthony Burns
                                          Chairman, President and Chief
                                          Executive Officer
                                          (Principal Executive Officer)

Date:  March 30, 1998                 By: /s/ EDWIN A. HUSTON
                                         -------------------------------
                                          Edwin A. Huston
                                          Senior Executive Vice President -
                                          Finance and Chief Financial Officer
                                          (Principal Financial Officer)

Date:  March 30, 1998                 By: /s/ GEORGE P. SCANLON
                                         -------------------------------
                                          George P. Scanlon
                                          Vice President - Planning and
                                          Controller (Principal Accounting
                                          Officer)

Date:  March 30, 1998                 By:  /s/ JOSEPH L. DIONNE  *
                                         ------------------------------
                                          Joseph L. Dionne
                                          Director

Date:  March 30, 1998                 By:  /s/  EDWARD T. FOOTE II  *
                                         --------------------------------
                                          Edward T. Foote II
                                          Director


Date:  March 30, 1998                 By:  /s/ JOHN A. GEORGES *
                                         ----------------------------
                                          John A. Georges
                                          Director

Date:  March 30, 1998                 By:  /s/  VERNON E. JORDAN, JR. *
                                         ----------------------------------
                                          Vernon E. Jordan, Jr.
                                          Director


Date:  March 30, 1998                 By:  /s/  DAVID T. KEARNS *
                                         ---------------------------
                                          David T. Kearns
                                          Director

Date:  March 30, 1998                 By:  /s/ LYNN M. MARTIN *
                                         --------------------------
                                          Lynn M. Martin
                                          Director

Date:  March 30, 1998                 By:  /s/ PAUL J. RIZZO *
                                         ------------------------
                                          Paul J. Rizzo
                                          Director

Date:  March 30, 1998                 By:  /s/ CHRISTINE A. VARNEY *
                                         ------------------------------
                                          Christine A. Varney
                                          Director

Date:  March 30, 1998                 By:  /s/ ALVA O. WAY *
                                         --------------------
                                          Alva O. Way
                                          Director




                                      *By: /s/ MARIA C. MATIAS
                                          ------------------------
                                          Maria C. Matias
                                          Attorney-in-Fact

                                 EXHIBIT INDEX


EXHIBIT
NUMBER      DESCRIPTION


  10.3(b) The Ryder System, Inc. 1998 Incentive Compensation Plan for Headquarters Executive Management Levels MS 11 and Higher.

  10.4(a) The Ryder System, Inc. 1980 Stock Incentive Plan, as amended and restated as of August 15, 1996.

  10.4(d) The Ryder System, Inc. 1995 Stock Incentive Plan, as amended and restated as of August 15, 1996.

  10.5(b) The Ryder System, Inc. Board of Directors Stock Award Plan dated as of May 2, 1997.

  10.9(a) The Ryder System, Inc. Stock for Merit Increase Replacement Plan, as amended and restated as of August 15, 1996.

  10.9(b) The form of Ryder System, Inc. Non-Qualified Stock Option Agreement, dated as of February 21, 1997.

  10.9(c) The form of Ryder System, Inc. Combined Non-Qualified Stock Option and Limited Stock Appreciation Right Agreement, dated October 1, 1997.

  10.10 The Ryder System, Inc. Deferred Compensation Plan effective January 1, 1997, as amended and restated as of November 3, 1997.

  10.11 Severance Agreement, dated as of June 30, 1997, between Ryder Integrated Logistics, Inc. and Larry S. Mulkey.

  13.1 Portions of the Ryder System, Inc. 1997 Annual Report to Shareholders. Those portions of the Ryder System, Inc. 1997 Annual Report to Shareholders which are not incorporated by reference into this report are furnished to the Commission solely for information purposes and are not to be deemed "filed" as part of this report.

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

  24.1      Manually executed powers of attorney for each of:

                    Joseph L. Dionne
                    Edward T. Foote II
                    John A. Georges
                    Vernon E. Jordan, Jr.
                    David T. Kearns
                    Lynn M. Martin
                    Paul J. Rizzo
                    Christine A. Varney
                    Alva O. Way

  27.1      Financial Data Schedule.