Form 10-Q
period 1998-03-31
RYDER SYSTEM INC
filed 1998-05-14
CIK 85961

--------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                      -------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: YES X    NO____

Ryder System, Inc. (the "Registrant" or the "Company") had 74,317,711 shares of common stock ($0.50 par value per share) outstanding as of April 30, 1998.

--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

Ryder System, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

---------------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 1998 and 1997
(In thousands, except per share amounts)                                                           1998               1997
---------------------------------------------------------------------------------------------------------------------------
REVENUE                                                                                  $    1,245,617          1,187,119
---------------------------------------------------------------------------------------------------------------------------
Operating expense                                                                               909,943            896,369
Freight under management expense                                                                 77,913             46,790
Year 2000 expense                                                                                 5,088                  -
Depreciation expense, net of gains (1998 - $14,311; 1997 - $16,401)                             146,758            144,810
Interest expense                                                                                 48,408             47,318
Miscellaneous income                                                                             (4,415)            (3,562)
---------------------------------------------------------------------------------------------------------------------------
                                                                                              1,183,695          1,131,725
---------------------------------------------------------------------------------------------------------------------------
      Earnings from continuing operations before income taxes                                    61,922             55,394
Provision for income taxes                                                                       24,648             22,943
---------------------------------------------------------------------------------------------------------------------------
      Earnings from continuing operations                                                        37,274             32,451
Earnings from discontinued operations                                                                 -              1,215
---------------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                                             $       37,274             33,666
===========================================================================================================================
BASIC EARNINGS PER COMMON SHARE:
      Continuing operations                                                              $         0.50               0.41
      Discontinued operations                                                                         -               0.02
---------------------------------------------------------------------------------------------------------------------------
                                                                                         $         0.50               0.43
===========================================================================================================================
DILUTED EARNINGS PER COMMON SHARE:
      Continuing operations                                                              $         0.50               0.41
      Discontinued operations                                                                         -               0.02
---------------------------------------------------------------------------------------------------------------------------
                                                                                         $         0.50               0.43
===========================================================================================================================
Cash dividends per common share                                                          $         0.15               0.15
===========================================================================================================================

See accompanying notes to consolidated condensed financial statements.

Ryder System, Inc. and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                March 31,       December 31,
(Dollars in thousands, except per share amounts)                                                     1998               1997
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
      Cash and cash equivalents                                                            $       56,422             78,370
      Receivables                                                                                 612,100            625,955
      Inventories                                                                                  63,088             66,006
      Tires in service                                                                            164,666            163,771
      Deferred income taxes                                                                             -             22,309
      Prepaid expenses and other current assets                                                   203,997            135,574
-----------------------------------------------------------------------------------------------------------------------------
           Total current assets                                                                 1,100,273          1,091,985
Revenue earning equipment                                                                       3,165,263          3,145,461
Operating property and equipment                                                                  583,075            581,705
Direct financing leases and other assets                                                          442,667            414,932
Intangible assets and deferred charges                                                            272,671            274,977
-----------------------------------------------------------------------------------------------------------------------------
                                                                                           $    5,563,949          5,509,060
=============================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                                                    $      209,720            301,361
      Accounts payable                                                                            346,615            305,337
      Accrued expenses                                                                            466,178            482,811
-----------------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                            1,022,513          1,089,509
Long-term debt                                                                                  2,365,100          2,267,554
Other non-current liabilities                                                                     352,543            365,264
Deferred income taxes                                                                             718,634            726,025
-----------------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                                    4,458,790          4,448,352
-----------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
      Common stock of $0.50 par value per share (shares outstanding at
           March 31, 1998 - 74,298,394; December 31, 1997 - 73,692,226)                           345,242            328,117
      Retained earnings                                                                           769,857            743,713
      Accumulated other comprehensive income                                                       (9,940)           (11,122)
-----------------------------------------------------------------------------------------------------------------------------
           Total shareholders' equity                                                           1,105,159          1,060,708
-----------------------------------------------------------------------------------------------------------------------------
                                                                                           $    5,563,949          5,509,060
=============================================================================================================================

See accompanying notes to consolidated condensed financial statements.

Ryder System, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


---------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 1998 and 1997
(In thousands)                                                                               1998               1997
---------------------------------------------------------------------------------------------------------------------
CONTINUING OPERATIONS
CASH FLOWS FROM OPERATING ACTIVITIES:
      Earnings from continuing operations                                          $       37,274             32,451
      Depreciation expense, net of gains                                                  146,758            144,810
      Amortization expense and other non-cash charges, net                                   (533)             1,358
      Deferred income taxes                                                                14,247             19,929
      Changes in operating assets and liabilities:
           Receivables                                                                     14,741            (22,231)
           Inventories                                                                      2,255             (2,902)
           Prepaid expenses and other current assets                                      (68,123)           (50,366)
           Other assets                                                                      (622)            (1,159)
           Accounts payable                                                                38,657             18,757
           Accrued expenses and other non-current liabilities                             (27,217)           (50,366)
---------------------------------------------------------------------------------------------------------------------
                                                                                          157,437             90,281
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net change in commercial paper borrowings                                           135,410             51,220
      Debt proceeds                                                                         9,107              7,618
      Debt repaid, including capital lease obligations                                   (140,151)           (31,954)
      Common stock repurchased                                                                  -            (31,310)
      Common stock issued                                                                  14,564              4,884
      Dividends on common stock                                                           (11,130)           (11,575)
---------------------------------------------------------------------------------------------------------------------
                                                                                            7,800            (11,117)
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and revenue earning equipment                                (270,566)          (245,797)
      Sales of property and revenue earning equipment                                      87,979            105,795
      Acquisitions, net of cash acquired                                                   (4,933)           (46,346)
      Other, net                                                                              335              9,217
---------------------------------------------------------------------------------------------------------------------
                                                                                         (187,185)          (177,131)
---------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM CONTINUING OPERATIONS                                                 (21,948)           (97,967)
NET CASH FLOWS FROM DISCONTINUED OPERATIONS                                                     -              3,068
---------------------------------------------------------------------------------------------------------------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                     (21,948)           (94,899)
Cash and cash equivalents at January 1                                                     78,370            191,384
---------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT MARCH 31                                              $       56,422             96,485
=====================================================================================================================

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(A)      INTERIM FINANCIAL STATEMENTS
         The accompanying unaudited consolidated condensed financial statements include the accounts of Ryder System, Inc. and subsidiaries (the "Company") and have been prepared by the Company in accordance with the accounting policies described in the 1997 Annual Report and should be read in conjunction with the consolidated financial statements and notes which appear in that report. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. Certain 1997 amounts have been reclassified to conform with the current year presentation.

(B)      EARNINGS PER SHARE INFORMATION
         Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards (FAS) No. 128, "Earnings per Share." This Statement requires the presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options. All prior years EPS data has been restated to conform with the provisions of the new Statement. A reconciliation of the number of shares used in computing basic and diluted EPS follows (in thousands):

           For the three months ended March 31,           1998       1997
          ------------------------------------------------------------------
           Weighted average
            shares outstanding - Basic                   73,971     77,607
           Dilutive common stock equivalents
            from option and purchase plans                1,035      1,141
          ------------------------------------------------------------------
           Weighted average
            shares outstanding - Diluted                 75,006     78,748
          ==================================================================

         At March 31, 1998 and 1997, options to purchase approximately 1,228,000 and 210,000 shares of common stock, respectively, were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares during the respective periods.

(C)      COMPREHENSIVE INCOME
         On January 1, 1998, the Company adopted FAS No. 130, "Reporting Comprehensive Income." Comprehensive income presents a measure of all changes in shareholders' equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The Company's total comprehensive income presently consists of net earnings and currency translation adjustments associated with foreign operations which use the local currency as their functional currency. Total comprehensive income for the three months ended March 31, 1998 and 1997 was $38.5 million and $29.1 million, respectively. The Statement also requires the separate presentation of the accumulated balance of comprehensive income other than net earnings in the Consolidated Condensed Balance Sheets.

(D)      SALE OF AUTOMOTIVE CARRIER BUSINESS
         On September 30, 1997, the Company completed the sale of its automotive carrier business. Accordingly, the Company's automotive carrier business has been reported as a discontinued operation for all periods presented in the accompanying Consolidated Condensed Statements of Earnings and Cash Flows. Revenue of the automotive carrier business for the three months ended March 31, 1997 was $153.1 million and earnings before income taxes were $1.8 million.

KPMG PEAT MARWICK LLP
CERTIFIED PUBLIC ACCOUNTANTS
One Biscayne Tower                  Telephone        305-358-2300
Suite 2900                          Telecopier       305-577-0544
2 South Biscayne Boulevard
Miami, FL 33131


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
Ryder System, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Ryder System, Inc. and subsidiaries as of March 31, 1998, and the related consolidated condensed statements of earnings and cash flows for the three months ended March 31, 1998 and 1997. These consolidated condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Ryder System, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein); and in our report dated February 4, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                  KPMG PEAT MARWICK LLP

Miami, Florida
April 21, 1998

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition --
              Three months ended March 31, 1998 and 1997


OVERVIEW

The following discussion should be read in conjunction with the unaudited consolidated condensed financial statements and notes thereto included under
Item 1. In addition, reference should be made to the Company's audited consolidated financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's most recent Annual Report on Form 10-K.

The Company's primary business units consist of integrated logistics, transportation services (which primarily provides full service truck leasing and commercial truck rental in the United States and Canada), the International Division (which provides full service truck leasing and integrated logistics in Europe, South America and Mexico) and public transportation services. On September 30, 1997, the Company completed the sale of its automotive carrier business. In the accompanying consolidated condensed statements of earnings and cash flows, the automotive carrier business has been reported as a discontinued operation (see "Notes to Consolidated Condensed Financial Statements").

The Company reported earnings from continuing operations before income taxes of $62 million in the first quarter of 1998, compared with $55 million in last year's first quarter. 1998 results included incremental pretax expenses of $5 million associated with the Company's initiative to modify computer information systems to be Year 2000 compliant. Excluding Year 2000 costs, earnings from continuing operations before income taxes were 21% higher in the first quarter of 1998 compared with the same period last year. All of the Company's business units contributed to the improved results. In addition, first quarter results included gains of $6.7 million from the sale of properties and the reinsurance of certain vehicle-related liabilities. Results in the first quarter of 1997 also included gains of $2.2 million from the sale of properties.

Earnings from continuing operations in the first quarter of 1998 were $37 million, or $0.50 per diluted common share, compared with $32 million, or $0.41 per diluted common share, in the first quarter of 1997. Excluding Year 2000 costs, earnings from continuing operations were $40 million, or $0.54 per diluted common share, a per-share increase of 32% compared with the same period last year. This growth rate exceeds the earnings growth rate because the Company's stock repurchase programs reduced the average number of diluted shares outstanding in the first quarter of 1998 almost 5% from the same 1997 period.

Total revenue increased 5% in the first quarter of 1998, compared with the same period in 1997, led by integrated logistics, International Division and public transportation. These increases were somewhat offset by lower fuel revenue in transportation services associated primarily with declining fuel prices. Excluding fuel, transportation services revenue increased 2% in the first three months of 1998 compared with the same period in 1997.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three months ended March 31, 1998 and 1997

Operating expense increased 2% in the first quarter of 1998 compared with the first quarter of 1997. The increase is primarily attributable to higher compensation, including driver rental costs, workers' compensation costs, and maintenance costs as a result of higher business volumes. These increases were substantially offset by lower fuel costs. Operating expense as a percentage of revenue decreased to 73% in the first quarter of 1998 from 76% for the comparable 1997 period. The decrease is attributable primarily to lower fuel costs.

Freight under management expense which represents subcontracted freight costs on logistics contracts where the Company purchases transportation, increased $31 million, or 67%, in the first quarter of 1998 compared with the same period in 1997. Freight under management expense as a percentage of revenue also increased to 6% in the first quarter of 1998 from 4% for the comparable 1997 period. These increases reflect the growth in integrated logistics contracts experienced during the latter half of 1997.

Depreciation expense (before gains on vehicle sales) was about the same in the first quarter of 1998 compared with the first quarter of 1997. Gains on vehicle sales decreased $2 million, or 13%, in the first quarter of 1998 compared with the same period last year due to lower average gains per vehicle sold. The reduced average gains reflect a changing mix of vehicles sold. As a percentage of revenue, depreciation expense, net of gains on vehicle sales, remained at 12% in the first quarter of 1998 and 1997.

Interest expense increased $1 million, or 2%, in the first quarter of 1998 compared with the same period in 1997, due to higher average outstanding debt levels partially offset by slightly lower average interest rates.

Miscellaneous income was $4.4 million in the first quarter of 1998 compared with $3.6 million in the first quarter of 1997. The improvement in 1998 was due primarily to increased gains on sales of facilities and properties.

The Company's effective tax rate for continuing operations in the first quarter of 1998 was 39.8% compared with 41.4% in the same 1997 period. The lower 1998 effective tax rate resulted primarily from a reduction in the corporate income tax rate in the United Kingdom and lower state income taxes.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three months ended March 31, 1998 and 1997


The Company is continuing to work to modify computer information systems to be Year 2000 compliant (properly read dates, perform calculations and continue to perform business critical functions when the calendar year changes to the year
2000) or to replace noncompliant systems. Pretax incremental Year 2000 expenses totaled $5 million in the first quarter of 1998 ($3 million after tax). See the Company's 1997 Annual Report for a further discussion.


BUSINESS UNIT PERFORMANCE

Revenue from integrated logistics increased 14% in the first quarter of 1998 compared with the same 1997 period, primarily due to expansion of revenue with existing customers and start-up of business sold in the previous year. The largest component of growth came from contracts for which integrated logistics provides freight under management services. Operating revenue (which excludes freight under management expense) increased 5% in the first quarter of 1998 compared with the same 1997 period. In 1997, sales of new logistics contracts lagged previous years. As a result, revenue growth for this product line will be lower than growth rates experienced in 1997. However, the Company believes that improved sales force capabilities, industry segmentation, and the ability to leverage rapidly emerging logistics technologies and alliances to enhance service offerings will result in renewed growth in sales of new logistics contracts in 1998, followed by higher revenue growth rates in the latter half of 1998.

Revenue from transportation services decreased 4% in the first quarter of 1998 compared with the same period in 1997 due to decreased fuel revenue. Full service truck leasing revenue (excluding fuel) was slightly lower in the first quarter of 1998, primarily the result of lower levels of new business sales in 1997 and selected non-renewal of lower margin business, as the Company has become more selective in signing new business in accordance with specified Economic Value Added (EVA) criteria adopted in 1997. New lease sales in the first quarter of 1998 were at record levels and significantly ahead of new lease sales in the same period of 1997; however, due to extended manufacturers' delivery times for new vehicle purchases which delay the period for lease revenue recognition, management does not expect such sales to result in renewed revenue growth until the latter half of 1998. Commercial truck rental revenue increased 11% in the first quarter of 1998, compared with the same period in 1997, due to higher utilization of a slightly larger fleet. Higher utilization reflects, in part, increased demand from full service lease customers requiring additional vehicles during peak periods and while awaiting delivery of new full service lease vehicles. Fuel revenue decreased 21% in the first quarter of 1998 compared with the same period in 1997 as a result of lower fuel prices and to a lesser extent, lower fuel volume. Other transportation services revenue, consisting of third-party maintenance, trailer rentals and other ancillary revenue to support product lines, increased 2% in the first quarter of 1998 compared with the first quarter of 1997.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three months ended March 31, 1998 and 1997


International Division revenue was 25% higher in the first quarter of 1998 compared with the same 1997 period, due primarily to new logistics contracts including the British Airways ground equipment maintenance contract in the United Kingdom, which commenced in the second quarter of 1997, and growth in the Division's expanding operations in Argentina. Revenue from public transportation services increased 11% in the first quarter of 1998, compared with the same period last year. The revenue growth was primarily achieved from expansion of existing contracts and contributions from new contracts, as well as 1997 acquisitions.

Operating margin (revenue less direct operating expenses, freight under management expense, depreciation and interest expense) and operating margin as a percentage of revenue from integrated logistics were about the same in the first quarter of 1998 compared with the first quarter of 1997. However, overhead spending was lower in the first quarter of 1998 resulting in increased pretax margins on a quarter-over-quarter basis. Full service truck leasing operating margin and operating margin as a percentage of revenue were also about the same in the first quarter of 1998 as compared with the same 1997 period, as improved pricing on new lease sales was offset by higher vehicle maintenance costs. Commercial truck rental operating margin and operating margin as a percentage of revenue were significantly higher in the first quarter of 1998, compared with the same 1997 period, due primarily to higher vehicle utilization. In public transportation services, operating margin was higher in the first quarter of 1998 compared with the same period in 1997, in conjunction with revenue growth. Operating margin as a percentage of revenue in the first quarter of 1998 was about the same as in the first quarter of 1997 as lower vehicle liability costs were offset by increased maintenance associated with several transit contracts at Ryder/ATE. International Division operating margin was higher in the first quarter of 1998 compared with the same period in 1997 as a result of revenue growth, while margin as a percentage of revenue was slightly lower due to a change in product mix in the United Kingdom.

CORPORATE ADMINISTRATIVE EXPENSE AND OTHER

Corporate administrative expense and other totaled $1 million of income in the first quarter of 1998, compared with $5 million of expense in the first quarter of 1997. The 1998 results include gains of $6.7 million from the sale of properties and the reinsurance of certain vehicle-related liabilities.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three months ended March 31, 1998 and 1997


LIQUIDITY AND CAPITAL RESOURCES

Total capital expenditures, excluding acquisitions, related to continuing operations were $271 million in the first quarter of 1998, compared with $246 million in the first quarter of 1997. Expenditures for full service lease were higher in the first quarter of 1998, as compared with the first quarter of 1997, reflecting the growth in new lease sales. Commercial rental expenditures were also higher due primarily to planned fleet replacement and positioning to meet expected demand levels. Expenditures for the International Division in the first quarter of 1998 remained at about the same level as in the first quarter of 1997, reflecting an increase in expenditures for operating property and equipment offset by a decrease in expenditures for full service lease vehicles in the United Kingdom. Expenditures for public transportation in the first quarter of 1998 decreased compared to the same period in 1997 due primarily to the timing of fleet replacement. Total capital expenditures, excluding acquisitions, for all of 1998 are expected to be approximately $1.3 billion.

Cash paid for acquisitions totaled $5 million in the first quarter of 1998 compared with $46 million in the same 1997 period. During March 1998, the Company acquired the assets of Medicine Lake Bus Company, a student and municipal transportation services provider in Minnesota. The acquisition added 370 buses to the student transportation services fleet with annualized revenue estimated at $15 million. The Company will continue to evaluate strategic acquisition opportunities as a means of strengthening its core contractual businesses.

Cash flow from continuing operating activities in the first quarter of 1998 was $157 million, compared with $90 million in the same period last year. The increase resulted from lower working capital needs, including reduced receivables due to improved collections, increased accounts payable for vehicle purchases due to the timing of new lease sales and vehicle deliveries, and lower requirements for accrued expenses as 1997 activity reflected payments associated with restructuring activities initiated in 1996, all of which more than offset increased prepaid expenses and other current assets primarily for licensing and employee benefit costs. Cash flow from continuing operating activities plus asset sales as a percentage of capital expenditures was 91% in the first quarter of 1998, compared with 80% in the same period last year, primarily as a result of increased cash flow from operating activities.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three months ended March 31, 1998 and 1997


Total debt at March 31, 1998 was $2.6 billion, relatively unchanged from the balance at December 31, 1997. During the first quarter of 1998, the Company made scheduled unsecured note payments of $122 million. U.S. commercial paper outstanding at March 31, 1998 increased to $472 million, compared with $340 million at December 31, 1997, primarily to fund scheduled debt maturities. The Company's foreign debt at March 31, 1998 remained relatively unchanged from December 31, 1997. The Company's debt to equity ratio at March 31, 1998 was lowered to 233% compared with 242% at December 31, 1997. The ratio of debt to tangible equity at March 31, 1998 was 302% compared with 318% at December 31, 1997. The Company's percentage of variable-rate financing obligations was approximately 30% at March 31, 1998, which is within the Company's targeted level of 25%-30% but higher than 27% at December 31, 1997. The Company expects this percentage to trend downward over the next several quarters.

The Company had contractual lines of credit totaling $726 million at March 31, 1998, of which $207 million was available. The Company may also issue up to $268 million of debt securities available under a shelf registration statement filed in 1995.

On April 29, 1998, Moody's Investors Service lowered its senior unsecured debt rating of the Company to Baa1 from A3 and assigned a Baa1 rating to the Company's $720 million Global Revolving Credit Agreement. Moody's Investors Service affirmed the Company's P2 rating for commercial paper. As of March 31, 1998, Standard and Poor's Ratings Group and Duff and Phelps continued to maintain ratings of BBB+ and A, respectively, for the Company's unsecured debt and A2 and D1, respectively, for commercial paper.

During April 1998, the Company completed a six-million-share buyback program, announced in July 1997, through the repurchase of 800,000 shares of common stock at an average price of approximately $36.60 per common share. The Company utilized cash flow from operating activities and commercial paper borrowings to fund these purchases. On May 1, 1998, the Company's Board of Directors authorized the Company to repurchase up to three million shares of common stock in the open market and through private purchases in order to satisfy requirements under the Company's incentive stock plans.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three months ended March 31, 1998 and 1997


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for reporting information about a company's operating segments and related disclosures about its products, services, geographic areas of operations and major customers. This Statement will be adopted by the Company in 1998 year-end financial statements and will not impact the Company's results of operations or financial position.

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. The Statement outlines the accounting treatment for certain costs related to the development or purchase of software to be used internally and requires that costs incurred during the preliminary project and post-implementation/operation stages be expensed, and costs incurred during the application development stage be capitalized and amortized over the estimated useful life of the software. Costs incurred prior to initial application of the Statement cannot be adjusted to the amounts that would have been capitalized had the Statement been in effect when those costs were incurred. Adoption of this Statement is not expected to have a material impact on the Company's results of operations or financial position.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, requires that all costs of start-up activities, including organization costs, be expensed as incurred. The impact of adoption of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle. Adoption of this Statement is not expected to have a material impact on the Company's results of operations or financial position.

FORWARD-LOOKING STATEMENTS

This management's discussion and analysis of results of operations and financial condition contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of Ryder System, Inc. and involve risks and uncertainties that could cause actual future events and results of operations to be materially different from those in the forward-looking statements. Important factors that could cause such differences include, among others, greater than expected expenses associated with the Company's personnel needs or activities, the competitive pricing environment applicable to the Company's operations or changes in government regulations.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
        Three months ended March 31, 1998 and 1997

SELECTED FINANCIAL AND OPERATIONAL DATA
(Dollars in thousands)

                                                                    1998              1997*
-------------------------------------------------------------------------------------------
BUSINESS UNITS
  Revenue:
    Transportation services:
      Full service lease and programmed
        maintenance                                          $    393,594          396,002
      Commercial rental                                           101,199           91,579
      Fuel                                                        138,288          174,396
      Other                                                        64,960           63,728
                                                             ------------     ------------
                                                                  698,041          725,705
    Integrated logistics                                          361,012          316,213
    International Division                                        122,994           98,362
    Public transportation                                         153,099          137,375
    Eliminations and other                                        (89,529)         (90,536)
                                                             ------------     ------------
      Total                                                     1,245,617        1,187,119
                                                             ------------     ------------

Operating expense                                                 906,303          890,433
Freight under management expense                                   77,913           46,790
Year 2000 expense                                                   5,071                -
Depreciation expense                                              160,482          160,727
Gains on sale of revenue earning equipment                        (14,311)         (16,401)
Interest expense                                                   48,772           48,124
Miscellaneous expense (income), net                                   598           (2,785)
                                                             ------------     ------------
Earnings before income taxes from business units                   60,789           60,231

CORPORATE ADMINISTRATIVE EXPENSE AND OTHER                          1,133           (4,837)
                                                             ------------     ------------
EARNINGS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                        $     61,922           55,394
                                                             ============     ============

Fleet size (owned and leased including international):
   Full service lease                                             115,117          112,930
   Commercial rental                                               36,202           35,992
Buses operated or managed                                          14,860           14,447
Transportation services locations                                     964            1,074

-------------------------------------------------------------------------------------------

* Certain prior year amounts have been reclassified to conform with current year presentation.

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

                                        RYDER SYSTEM, INC.
                                        (Registrant)

Date:      May 14, 1998                 /S/ EDWIN A. HUSTON
                                        ---------------------------------------
                                        Edwin A. Huston
                                        Senior Executive Vice President-Finance
                                        and Chief Financial Officer
                                        (Principal Financial Officer)


Date:      May 14, 1998                 /S/ GEORGE P. SCANLON
                                        ----------------------------------------
                                        George P. Scanlon
                                        Vice President - Planning and Controller
                                        (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT                              DESCRIPTION
-------                              -----------

(15)           Letter regarding unaudited interim financial statements.

(27)           Financial Data Schedule (for SEC use only).