Form 10-Q
period 1998-06-30
RYDER SYSTEM INC
filed 1998-08-12
CIK 85961

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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
Ryder System, Inc. had 73,225,125 shares of common stock ($0.50 par value per share) outstanding as of July 31, 1998.

                               RYDER SYSTEM, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                          PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Consolidated Condensed Statements of Earnings - Three and six
          months ended June 30, 1998 and 1997 (unaudited)                      3

          Consolidated Condensed Balance Sheets -
          June 30, 1998 (unaudited) and December 31, 1997                      4

          Consolidated Condensed Statements of Cash Flows - Six months
          ended June 30, 1998 and 1997 (unaudited)                             5

          Notes to Consolidated Condensed Financial Statements                 6

          Independent Accountants' Review Report                               8

ITEM 2.   Management's Discussion and Analysis of Results of Operations
          and Financial Condition                                              9

                           PART II. OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders                 19

ITEM 6.   Exhibits and Reports on Form 8-K                                    20

          SIGNATURES                                                          21

          EXHIBIT INDEX                                                       22

                          PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Ryder System, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
------------------------------------------------------------------------------------------------------------------------------------
                                                                           Three Months                            Six Months
Periods ended June 30, 1998 and 1997                              -----------------------------          ---------------------------
(In thousands, except per share amounts)                               1998              1997               1998              1997
------------------------------------------------------------------------------------------------------------------------------------
REVENUE                                                           $  1,281,577        1,233,999           2,527,194       2,421,118
                                                                   -----------        ---------           ---------       ---------
Operating expense                                                      921,549          906,261           1,831,492       1,802,630
Freight under management expense                                        77,360           62,173             155,273         108,963
Year 2000 expense                                                        9,757                -              14,845               -
Depreciation expense, net of gains (three months, 1998 - $13,355,
      1997 - $12,627; six months, 1998 - $27,666, 1997 - $29,028)      148,981          146,338             295,739         291,148
Interest expense                                                        49,103           49,346              97,511          96,664
Miscellaneous income                                                      (476)          (2,947)             (4,891)         (6,509)
                                                                   -----------        ---------           ---------       ---------
                                                                     1,206,274        1,161,171           2,389,969       2,292,896
                                                                   -----------        ---------           ---------       ---------
      Earnings from continuing operations before income taxes           75,303           72,828             137,225         128,222
Provision for income taxes                                              30,036           29,500              54,684          52,443
                                                                   -----------        ---------           ---------       ---------
      Earnings from continuing operations                               45,267           43,328              82,541          75,779
Earnings from discontinued operations                                        -            6,707                   -           7,922
                                                                   -----------        ---------           ---------       ---------
NET EARNINGS                                                      $     45,267           50,035              82,541          83,701
                                                                   ===========        =========           =========       =========
Basic Earnings per Common Share:
      Continuing operations                                       $       0.61             0.56                1.12            0.98
      Discontinued operations                                                -             0.09                   -            0.10
                                                                   -----------        ---------           ---------       ---------
                                                                  $       0.61             0.65                1.12            1.08
                                                                   ===========        =========           =========       =========
Diluted Earnings per Common Share:
      Continuing operations                                       $       0.61             0.55                1.10            0.97
      Discontinued operations                                                -             0.09                   -            0.10
                                                                   -----------        ---------           ---------       ---------
                                                                  $       0.61             0.64                1.10            1.07
                                                                   ===========        =========           =========       =========
Cash dividends per common share                                   $       0.15             0.15                0.30            0.30
                                                                   ===========        =========           =========       =========


See accompanying notes to consolidated condensed financial statements.

Ryder System, Inc. and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------------------
                                                                                               June 30,         December 31,
(Dollars in thousands, except per share amounts)                                                 1998                 1997
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
      Cash and cash equivalents                                                               $    73,731            78,370
      Receivables                                                                                 587,164           625,955
      Inventories                                                                                  67,591            66,006
      Tires in service                                                                            169,192           163,771
      Deferred income taxes                                                                             -            22,309
      Prepaid expenses and other current assets                                                   191,589           135,574
                                                                                               ----------        ----------
            Total current assets                                                                1,089,267         1,091,985
Revenue earning equipment                                                                       3,266,197         3,145,461
Operating property and equipment                                                                  586,759           581,705
Direct financing leases and other assets                                                          442,841           414,932
Intangible assets and deferred charges                                                            288,453           274,977
                                                                                               ----------        ----------
                                                                                              $ 5,673,517         5,509,060
                                                                                               ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                                                       $   171,697           301,361
      Accounts payable                                                                            424,151           305,337
      Accrued expenses                                                                            422,411           482,811
                                                                                               ----------        ----------
            Total current liabilities                                                           1,018,259         1,089,509
Long-term debt                                                                                  2,449,608         2,267,554
Other non-current liabilities                                                                     357,222           365,264
Deferred income taxes                                                                             747,503           726,025
                                                                                               ----------        ----------
            Total liabilities                                                                   4,572,592         4,448,352
                                                                                               ----------        ----------
Shareholders' equity:
      Common stock of $0.50 par value per share (shares outstanding at
            June 30, 1998 - 73,332,506; December 31, 1997 - 73,692,226)                           309,189           328,117
      Retained earnings                                                                           804,062           743,713
      Accumulated other comprehensive income                                                      (12,326)          (11,122)
                                                                                               ----------        ----------
            Total shareholders' equity                                                          1,100,925         1,060,708
                                                                                               ----------        ----------
                                                                                              $ 5,673,517         5,509,060
                                                                                               ==========        ==========


See accompanying notes to consolidated condensed financial statements.


Ryder System, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------
Six months ended June 30, 1998 and 1997
(In thousands)                                                                           1998              1997
----------------------------------------------------------------------------------------------------------------
CONTINUING OPERATIONS
CASH FLOWS FROM OPERATING ACTIVITIES:
      Earnings from continuing operations                                          $   82,541            75,779
      Depreciation expense, net of gains                                              295,739           291,148
      Amortization expense and other non-cash charges, net                              1,373             4,709
      Deferred income tax expense                                                      44,516            53,748
      Changes in operating assets and liabilities:
         Increase in aggregate balance of trade receivables sold                       50,000                 -
         Receivables                                                                   10,436           (17,461)
         Inventories                                                                   (2,249)           (1,895)
         Prepaid expenses and other current assets                                    (56,455)          (44,367)
         Other assets                                                                    (670)           (8,402)
         Accounts payable                                                              76,294              (911)
         Accrued expenses and other non-current liabilities                           (77,605)         (111,082)
                                                                                   ----------         ---------
                                                                                      423,920           241,266
                                                                                   ----------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net change in commercial paper borrowings                                       184,781           112,947
      Debt proceeds                                                                   151,403            36,718
      Debt repaid, including capital lease obligations                               (263,052)          (89,994)
      Common stock repurchased                                                        (46,069)          (54,631)
      Common stock issued                                                              23,060            27,279
      Dividends on common stock                                                       (22,192)          (23,082)
                                                                                   ----------         ---------
                                                                                       27,931             9,237
                                                                                   ----------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and revenue earning equipment                            (702,955)         (497,258)
      Sales of property and revenue earning equipment                                 172,554           191,160
      Proceeds from vehicle securitization                                             73,430                 -
      Acquisitions, net of cash acquired                                              (11,483)          (46,346)
      Other, net                                                                       11,964            16,937
                                                                                   ----------         ---------
                                                                                     (456,490)         (335,507)
                                                                                   ----------         ---------
NET CASH FLOWS FROM CONTINUING OPERATIONS                                              (4,639)          (85,004)
NET CASH FLOWS FROM DISCONTINUED OPERATIONS                                                 -            11,418
                                                                                   ----------         ---------
DECREASE IN CASH AND CASH EQUIVALENTS                                                  (4,639)          (73,586)
Cash and cash equivalents at January 1                                                 78,370           191,384
                                                                                   ----------         ---------
CASH AND CASH EQUIVALENTS AT JUNE 30                                               $   73,731           117,798
                                                                                   ==========         =========

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

                                                                Three Months                Six Months
         For the periods ended June 30,                         1998     1997              1998    1997
                                                               ------   ------            ------  ------
         Weighted average shares outstanding-Basic             73,729   76,750            73,850  77,179
         Dilutive common stock equivalents from
           option and purchase plans                              840    1,422               938   1,281
                                                               ------   ------            ------  ------
         Weighted average shares outstanding-Diluted           74,569   78,172            74,788  78,460
                                                               ======   ======            ======  ======

         At June 30, 1998 and 1997, options to purchase approximately 1,240,000 and 42,000 shares of common stock, respectively, were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares during the respective periods.

(C)      COMPREHENSIVE INCOME
         On January 1, 1998, the Company adopted FAS No. 130, "Reporting Comprehensive Income." Comprehensive income presents a measure of all changes in shareholders' equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The Company's total comprehensive income presently consists of net earnings and currency translation adjustments associated with foreign operations which use the local currency as their functional currency. Total comprehensive income was $42.8 million and $49.4 million for the three months ended June 30, 1998 and 1997, respectively; and $81.3 million and $78.5 million for the six months ended June 30, 1998 and 1997, respectively. The Statement also requires the separate presentation of the accumulated balance of comprehensive income other than net earnings in the Consolidated Condensed Balance Sheets.

(D)      SALE OF AUTOMOTIVE CARRIER BUSINESS
         On September 30, 1997, the Company completed the sale of its automotive carrier business. Accordingly, the Company's automotive carrier business has been reported as a discontinued operation for all periods presented in the accompanying Consolidated Condensed Statements of Earnings and Cash Flows. Revenue of the automotive carrier business for the three and six months ended June 30, 1997 was $165.0 million and $318.1 million, respectively; and earnings before income taxes were $11.3 million and $13.1 million, respectively.

KPMG PEAT MARWICK LLP
CERTIFIED PUBLIC ACCOUNTANTS
One Biscayne Tower                             Telephone           305-358-2300
2 South Biscayne Boulevard                     Telecopier          305-577-0544
Suite 2900
Miami, Florida  33131


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
Ryder System, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Ryder System, Inc. and subsidiaries as of June 30, 1998, and the related consolidated condensed statements of earnings for the three-month and six-month periods ended June 30, 1998 and 1997 and the consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These consolidated condensed financial statements are the responsibility of the Company's management.

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

KPMG PEAT MARWICK LLP

Miami, Florida
July 21, 1998

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition --
              Three and six months ended June 30, 1998 and 1997

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

The Company's primary business units consist of integrated logistics, transportation services (which primarily provides full service leasing and commercial rental in the United States and Canada), International (which provides full service leasing and integrated logistics in Europe, South America and Mexico) and public transportation services. On September 30, 1997, the Company completed the sale of its automotive carrier business. In the accompanying consolidated condensed statements of earnings and cash flows, the automotive carrier business has been reported as a discontinued operation (see "Notes to Consolidated Condensed Financial Statements").

The Company reported earnings from continuing operations before income taxes of $75 million in the second quarter of 1998, compared with $73 million in last year's second quarter. Results for the second quarter of 1998 included incremental pretax expenses of $10 million associated with the Company's initiative to modify computer information systems to be Year 2000 compliant. Excluding Year 2000 costs, earnings from continuing operations before income taxes were 17% higher in the second quarter of 1998 compared with the same period last year. Earnings from continuing operations before income taxes in the first half of 1998 were $137 million, compared with $128 million in the first half of 1997. Results for the first half of 1998 included incremental pretax Year 2000 expenses of $15 million. Excluding Year 2000 costs, earnings from continuing operations before income taxes were 19% higher in the first half of 1998 compared with the same period last year. All of the Company's business units contributed to the improved results in the second quarter and first half of 1998.

Earnings from continuing operations in the second quarter of 1998 were $45 million, or $0.61 per diluted common share, compared with $43 million, or $0.55 per diluted common share, in the second quarter of 1997. Excluding Year 2000 costs, earnings from continuing operations were $51 million, or $0.69 per diluted common share, a per-share increase of 25% compared with the same period last year. In the first six months of 1998, earnings from continuing operations were $83 million, or $1.10 per diluted common share, compared with $76 million, or $0.97 per diluted common share, in the first six months of 1997. Excluding Year 2000 costs, earnings from continuing operations were $92 million, or $1.22 per diluted common share, an increase of 26% compared with the same period last year. The earnings per share growth rate exceeds the earnings growth rate because the Company's stock repurchase programs reduced by almost 5% the average number of diluted shares outstanding in the second quarter and first six months of 1998 from the comparative 1997 periods.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and six months ended June 30, 1998 and 1997

Total revenue increased 4% to $1.28 billion in the second quarter of 1998 from $1.23 billion in the second quarter of 1997. For the first half of 1998, revenue totaled $2.53 billion, compared with $2.42 billion in the first half of 1997, an increase of 4%. The revenue growth in the second quarter and first half of 1998 was led by International, public transportation and integrated logistics. These increases were somewhat offset by lower revenue in transportation services due to decreased fuel revenue associated with declining fuel prices and volumes.

Operating expense increased 2% in both the second quarter and first six months of 1998 compared with the same periods of 1997. The increase is attributable to higher compensation, including driver rental costs, maintenance costs and workers' compensation costs primarily as a result of higher business volumes. These increases were partially offset by lower fuel costs. Operating expense as a percentage of revenue was 72% in the second quarter and first six months of 1998 compared with 73% and 74% for the comparable 1997 periods. The decrease was attributable primarily to lower fuel costs.

Freight under management expense, which represents subcontracted freight costs on logistics contracts where the Company purchases transportation, increased $15 million, or 24%, in the second quarter of 1998 and $46 million, or 43%, in the first half of 1998 compared with the same periods in 1997. Freight under management expense as a percentage of revenue also increased to 6% in the second quarter and first half of 1998 from 5% for the comparable 1997 periods. These increases reflect the growth in these type of integrated logistics contracts experienced during the latter half of 1997.

Incremental Year 2000 expenses totaled $10 million in the second quarter of 1998 ($6 million after tax, or $0.08 per diluted common share) and $15 million in the first six months of 1998 ($9 million after tax, or $0.12 per diluted common share). See "Year 2000 Issue" for a further discussion of this matter.

Depreciation expense (before gains on vehicle sales) increased 2% in the second quarter and 1% in the first six months of 1998 compared with the same periods in 1997. The growth in depreciation expense was primarily in revenue earning equipment. Gains on vehicle sales increased 6% in the second quarter of 1998 compared with the same period last year due to an increase in the number of vehicles sold in 1998 and, to a lesser extent, higher average gains per vehicle sold. For the first six months of 1998, gains on vehicle sales decreased 5%, compared with the first six months of 1997 due to lower average gains per vehicle sold in the first quarter of 1998. The reduced average gains in the first quarter of 1998 reflected a changing mix of vehicles sold. As a percentage of revenue, depreciation expense, net of gains on vehicle sales, remained at 12% in the second quarter and first six months of 1998 and 1997.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and six months ended June 30, 1998 and 1997

Interest expense was relatively unchanged in the second quarter of 1998 compared with the second quarter of 1997 as higher average outstanding debt levels were more than offset by lower average interest rates. Interest expense increased $1 million, or 1%, in the first half of 1998 compared with the first half of 1997 as higher average outstanding debt levels were only partially offset by lower average interest rates. The higher outstanding debt levels resulted primarily from increased levels of capital spending and stock repurchases.

Miscellaneous income was $0.5 million and $4.9 million in the second quarter and first six months of 1998, respectively, compared with $2.9 million and $6.5 million for the comparable 1997 periods. The reduction in miscellaneous income in the second quarter includes lower earnings from equity investments due in part to the International acquisition of an entity previously reported on the equity method of accounting. On a year-to-date basis, the reduction in earnings from equity investments was partially offset by increased gains from the sale of surplus non-operating properties.

The Company's effective tax rates for continuing operations in the second quarter and first half of 1998 were 39.9% compared with 40.5% and 40.9%, respectively, in the same 1997 periods. The lower 1998 effective rates resulted primarily from lower state income taxes and a reduction in the corporate income tax rate in the United Kingdom.

BUSINESS UNIT PERFORMANCE
Revenue from integrated logistics increased 6% and 10% in the second quarter and first half of 1998, respectively, compared with the same 1997 periods, primarily due to expansion of revenue with existing customers and start-up of business sold in the previous year. The largest component of growth in 1998 has come from contracts for which integrated logistics manages the transportation of freight and subcontracts the delivery of products to third parties. Operating revenue (which excludes subcontracted freight costs) increased 2% and 3% in the second quarter and first half of 1998, respectively, compared with the same 1997 periods. Revenue growth from integrated logistics was impacted by the termination of two large accounts in the last year and, to a lesser extent, the strike at General Motors. Adjusting for these lost accounts, revenue would have increased 14% and 18% in the second quarter and first half of 1998, respectively, compared with the same 1997 periods and operating revenue would have increased 10% in the second quarter and first half of 1998.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and six months ended June 30, 1998 and 1997

In light of the current level of new business sales as well as lost business, revenue growth for this product line in 1998 will be lower than growth rates experienced in 1997. However, the Company believes that improved sales force capabilities, industry segmentation, and the ability to leverage rapidly emerging logistics technologies and alliances to enhance service offerings will result in improved sales in the second half of 1998, followed by higher revenue growth rates in 1999.

Revenue from transportation services decreased 1% and 2% in the second quarter and first six months of 1998, respectively, compared with the same periods in 1997 primarily due to decreased fuel revenue. Full service leasing revenue was slightly lower in the second quarter and first six months of 1998 as a result of extended manufacturer's delivery times for new vehicle purchases which delays the period for lease revenue recognition and, to a lesser extent, the impact of lower levels of new business sales in 1997 and selected non-renewal of lower margin business, as the Company has become more selective in signing new business in accordance with specified Economic Value Added (EVA) criteria adopted in 1997. New lease sales in the second quarter and first six months of 1998 were at record levels and significantly ahead of new lease sales in the same periods of 1997 which management expects to result in renewed revenue growth in the latter half of 1998.

Commercial rental revenue increased 13% and 12% in the second quarter and first six months of 1998, respectively, compared with the same periods in 1997, due to higher utilization of a larger fleet. Higher utilization reflects, in part, increased demand from full service lease customers requiring additional vehicles during peak periods and while awaiting delivery of new full service lease vehicles. Such "awaiting new lease" rental revenue increased $5 million, or 83%, in the second quarter and $8 million, or 71%, in the first six months of 1998, compared with the same periods in 1997. Fuel revenue decreased 16% and 18% in the second quarter and first six months of 1998, respectively, compared with the same periods in 1997 as a result of both lower fuel prices and volume. Other transportation services revenue, consisting of third-party maintenance, trailer rentals and other ancillary revenue to support product lines, increased 11% and 6% in the second quarter and first six months of 1998, respectively, compared with the same periods in 1997.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
         Three and six months ended June 30, 1998 and 1997

International revenue increased 22% in the second quarter of 1998 and 23% in the first half of 1998, compared with the same periods in 1997. The growth in the second quarter of 1998 resulted from expanding operations in virtually every location (principally Argentina, Mexico and Poland) as well as the impact of the May 1998 acquisition of a Brazilian logistics company. The 1998 year-to-date revenue growth also reflected the impact of the British Airways ground equipment maintenance contract in the United Kingdom which commenced in the second quarter of 1997. Revenue from public transportation services increased 9% in the second quarter of 1998 and 10% in the first half of 1998, compared with the same periods in 1997. The revenue growth was primarily achieved through contributions from new contracts, as well as the impact of three acquisitions completed since December 1997.

Operating margin (revenue less direct operating expenses, depreciation and interest expense) and operating margin as a percentage of revenue from integrated logistics increased in the second quarter and first six months of 1998, compared with the same 1997 periods, due to operating efficiencies achieved in the second quarter and, to a lesser extent, the growth in revenue. Full service leasing operating margin and operating margin as a percentage of revenue were about the same in the second quarter and first six months of 1998 as compared with the same 1997 periods, as improved pricing on new lease sales was offset by higher vehicle maintenance costs. Commercial rental operating margin and operating margin as a percentage of revenue were significantly higher in the second quarter and first six months of 1998, compared with the same 1997 periods, due primarily to higher vehicle utilization on a larger rental fleet. International operating margin was higher in the second quarter and first six months of 1998 compared with the same periods in 1997 as a result of revenue growth, while operating margin as percentage of revenue was about the same for all periods. In public transportation services, operating margin was higher in the second quarter and first six months of 1998 compared with the same periods in 1997, primarily as a result of revenue growth. Operating margin as a percentage of revenue was higher in the second quarter and first six months of 1998 as lower fuel costs and improved fleet utilization in student transportation services offset increased maintenance associated with several transit contracts at Ryder/ATE.

CORPORATE ADMINISTRATIVE EXPENSES AND OTHER
Corporate administrative expenses and other totaled $4 million and $3 million in the second quarter and first half of 1998, respectively, compared with $5 million and $10 million in the second quarter and first half of 1997, respectively. The year-to-date variance in corporate administrative expenses and other is due primarily to gains from the sale of surplus non-operating properties and the re-insurance of certain vehicle-related liabilities in the first quarter of 1998.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
         Three and six months ended June 30, 1998 and 1997

LIQUIDITY AND CAPITAL RESOURCES
Total capital expenditures, excluding acquisitions, related to continuing operations in the first half of 1998 were $703 million, compared with $497 million in the first half of 1997. Expenditures for full service lease were higher in the first half of 1998, as compared with the same period of 1997, reflecting the growth in new lease sales, higher fleet replacement and the timing of vehicle purchases. Commercial rental expenditures were also higher due primarily to planned fleet replacement and positioning to meet expected demand levels. Expenditures for International in the first half of 1998 increased over the first half of 1997, reflecting higher expenditures for rental vehicles and operating equipment. Expenditures for public transportation decreased due primarily to timing of fleet replacement. Total capital expenditures, excluding acquisitions, for all of 1998 are expected to be approximately $1.3 billion.

During the first half of 1998, the Company completed acquisitions in both International and public transportation services. The aggregate annualized revenue associated with these acquisitions is estimated to be $140 million. Cash paid for acquisitions totaled $11 million in the first half of 1998 compared with $46 million in the same 1997 period. During July 1998, the Company completed additional acquisitions in transportation services and public transportation services with aggregate annualized revenue estimated at $27 million. The Company will continue to evaluate strategic acquisition opportunities as a means of strengthening its core contractual businesses.

Cash flow from continuing operating activities in the first half of 1998 was $424 million, compared with $241 million in the same period last year. The increase resulted from lower working capital needs, including an increase in the aggregate balance of trade receivables sold, reduced receivables due to improved collections, increased accounts payable for vehicle purchases due to the timing of new lease sales and vehicle deliveries, and lower requirements for accrued expenses as 1997 activity reflected payments associated with restructuring activities initiated in 1996, all of which more than offset increased prepaid expenses and other current assets primarily for licensing and employee benefit costs. Cash flow from continuing operating activities (excluding increase in aggregate balance of trade receivables sold) plus asset sales as a percentage of capital expenditures (excluding acquisitions) was 78% in the first half of 1998, compared with 87% in the same period last year, primarily as a result of increased capital expenditures which offset improved cash flow from operating activities.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
         Three and six months ended June 30, 1998 and 1997

Total debt at June 30, 1998 was $2.6 billion, relatively unchanged from the balance at December 31, 1997. During the first half of 1998, the Company made scheduled unsecured note payments of $251 million. During May 1998, the Company issued $100 million of unsecured debentures with the proceeds used to pay down commercial paper. U.S. commercial paper outstanding at June 30, 1998 increased to $518 million, compared with $340 million at December 31, 1997, primarily to fund scheduled debt maturities and stock repurchases. The Company's foreign debt increased $25 million, or 6%, from December 31, 1997, due primarily to debt assumed as part of the May 1998 acquisition of a Brazilian logistics company. The Company's debt to equity ratio at June 30, 1998, was lowered to 238% from 242% at December 31, 1997. The ratio of debt to tangible equity at June 30,1998 was 314% compared with 318% at December 31, 1997. The Company's percentage of variable-rate financing obligations was 32% at June 30, 1998, which is above the Company's targeted level of 25%-30% and higher than the 27% at December 31, 1997. During July 1998, the Company issued $107 million of fixed-rate medium term notes with the proceeds used to pay down commercial paper. After consideration of these refinancings, the Company's percentage of variable-rate financing obligations would have been 29% at June 30, 1998. The Company expects this percentage to continue to trend downward over the next several quarters.

The Company had contractual lines of credit totaling $726 million at June 30, 1998, of which $145 million was available. The Company also had $168 million of debt securities available at June 30, 1998 under a shelf registration statement filed in 1995. In order to provide additional liquidity for capital expenditures, debt refinancing and general corporate purposes, the Company intends to file a new shelf registration statement of debt securities this year.

In June 1998, the Company completed a vehicle securitization whereby it sold a beneficial interest in certain long-term vehicle leases and related lease vehicles to a separately-rated and unconsolidated vehicle lease trust (the "Trust") for $77.8 million, which approximated the carrying value of the vehicles. The Company received $73.4 million in cash and a $4.4 million subordinated note from the Trust. The Trust funded the cash requirement with the issuance of triple-A rated senior notes and single-A rated asset-backed certificates collateralized by the beneficial interest in the long-term vehicle leases and the residual value of the vehicles. The senior notes and asset-backed certificates are not insured or guaranteed by the Company; however, the Company has provided credit enhancement in the form of a cash reserve fund of approximately $2.7 million and a pledge of its subordinated note as additional security for the Trust to the extent that delinquencies and losses on the truck leases and related vehicles are incurred. The Company used the proceeds from the securitization to pay down commercial paper. The completion of the vehicle securitization provides the Company with further liquidity and access to new capital markets.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
         Three and six months ended June 30, 1998 and 1997

On April 29, 1998, Moody's Investors Service lowered its senior unsecured debt rating on the Company to Baa1 from A3 and assigned a Baa1 rating to the Company's $720 million Global Revolving Credit Agreement. Moody's Investors Service affirmed the Company's P2 rating for commercial paper. As of June 30, 1998, Standard and Poor's Ratings Group and Duff and Phelps continued to maintain ratings of BBB+ and A, respectively, for the Company's unsecured debt and A2 and D1, respectively, for commercial paper.

During April 1998, the Company completed a six-million-share buyback program, announced in July 1997, through the repurchase of 800,000 shares of common stock at an average price of approximately $36.60 per common share. A new three-million-share buyback program, linked to shares issued under employee incentive programs, was initiated in May 1998. As of June 30, 1998, a total of 524,000 shares of common stock were repurchased at an average price of approximately $32.00 per common share. The Company utilized cash flow from operating activities and commercial paper borrowings to fund these purchases.

YEAR 2000 ISSUE
During 1997, after consideration of the potential impact to operations, including customer and supplier relationships, an enterprise-wide program was initiated to modify computer information systems to be Year 2000 compliant (properly read dates, perform calculations and continue to perform business critical functions when the calendar year changes to the year 2000) or to replace non-compliant systems. The Company established a program office dedicated to implementing the Year 2000 compliance plan, and has engaged external consultants to provide management oversight.

The Company has identified three major areas determined to be critical for successful Year 2000 compliance: (1) information systems, (2) third-party relationships, primarily vendors and (3) facilities and equipment exposures because of embedded technology. The Company's Year 2000 compliance program can be segregated into three broad phases. Phase I of the program is the assessment of information systems in order to identify exposures to Year 2000 issues and to develop a master plan of action including remediation, retirement or replacement of non-compliant systems. Phase II of the program is the implementation of action plans. Phase III of the program is the final testing of each major area of exposure to ensure compliance.

In the information system area, the Company has completed the assessment of the majority of legacy, application and system software; and related action plans, primarily remediation, have been initiated for most of the software reviewed. Final testing of remediated code is scheduled to be completed by mid-1999. In the third-party area, the Company has contacted most of its major vendors regarding Year 2000 compliance. Respondents to date state they intend to be compliant by 2000; however, the Company can provide no assurance that Year 2000 compliance plans will be successfully completed by vendors in a timely manner. In the facilities and equipment area, the Company is in the process of completing its assessment of exposure as well as development of appropriate action plans.

The Company's preliminary estimate of the impact on after tax earnings for incremental Year 2000 costs range from $21 to $26 million of which $12 million has been incurred through June 30, 1998. Future costs are difficult to estimate and actual results could differ significantly from the Company's expectations due to changes in software remediation or replacement plans, unanticipated technological difficulties, project vendor delays or overruns, and the cost and availability of resources. In addition, due to the uncertainties inherent in this undertaking, the Company has initiated contingency planning to evaluate a course of action to minimize the impact of any unforeseen disruption resulting from non-compliance.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and six months ended June 30, 1998 and 1997

RECENT ACCOUNTING PRONOUNCEMENTS
In June 1997, the Financial Accounting Standards Board (FASB) issued FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for reporting information about a company's operating segments and related disclosures about its products, services, geographic areas of operations and major customers. This Statement will be adopted by the Company in 1998 year-end financial statements and will not impact the Company's results of operations or financial position.

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

In April 1998, the AICPA also issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, requires that all costs of start-up activities, including organization costs, be expensed as incurred. The impact of adoption of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle. Adoption of this Statement is not expected to have a material impact on the Company's results of operations or financial position.

In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires all derivatives to be recognized at fair value as either assets or liabilities on the balance sheet. Any gain or loss resulting from changes in such fair value is required to be recognized in earnings to the extent the derivatives are not effective as hedges. This Statement is effective for fiscal years beginning after June 15, 1999, and is effective for interim periods in the initial year of adoption. Adoption of this Statement is not expected to have a material impact on the Company's results of operations or financial position.

FORWARD-LOOKING STATEMENTS
This management's discussion and analysis of results of operations and financial condition contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of Ryder System, Inc. and involve risks and uncertainties that could cause actual future events and results of operations to be materially different from those in the forward-looking statements. Important factors that could cause such differences include, among others, greater than expected expenses associated with the Company's personnel needs or activities, the competitive pricing environment applicable to the Company's operations, changes in customers' business environments or changes in government regulations.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) - -
               Three and six months ended June 30, 1998 and 1997


SELECTED FINANCIAL AND OPERATIONAL DATA
(Dollars in thousands)

                                                                   Three Months                          Six Months
                                                         -------------------------------      ---------------------------------
                                                              1998               1997               1998              1997
-------------------------------------------------------------------------------------------------------------------------------
BUSINESS UNITS
     Revenue:
        Transportation services:
           Full service lease and programmed
              maintenance                           $        398,331            399,504            791,925           795,506
           Commercial rental                                 115,604            102,468            216,803           194,047
           Fuel                                              134,497            159,846            272,785           334,242
           Other                                              66,385             59,697            131,345           123,425
                                                      ---------------    ---------------    ---------------   --------------
                                                             714,817            721,515          1,412,858         1,447,220
        Integrated logistics                                 367,557            346,804            728,569           663,017
        International                                        140,877            115,619            263,871           213,981
        Public transportation                                150,576            137,600            303,675           274,975
        Eliminations and Other                               (92,250)           (87,539)          (181,779)         (178,075)
                                                      ---------------    ---------------    ---------------   --------------
           Total                                           1,281,577          1,233,999          2,527,194         2,421,118
                                                      ---------------    ---------------    ---------------   --------------
     Operating expense                                       916,612            900,107          1,822,915         1,790,540
     Freight under management expense                         77,360             62,173            155,273           108,963
     Year 2000 expense                                         9,665                  -             14,736                 -
     Depreciation expense                                    161,688            158,402            322,170           319,129
     Gains on sale of revenue earning equipment              (13,355)           (12,627)           (27,666)          (29,028)
     Interest expense                                         49,400             49,793             98,172            97,917
     Miscellaneous expense (income), net                         933             (1,952)             1,531            (4,737)
                                                      ---------------    ---------------    ---------------   --------------
     Earnings before income taxes from business units         79,274             78,103            140,063           138,334
CORPORATE ADMINISTRATIVE EXPENSES AND OTHER                   (3,971)            (5,275)            (2,838)          (10,112)
                                                      ---------------    ---------------    ---------------   --------------
EARNINGS FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                            $         75,303             72,828            137,225           128,222
                                                      ===============    ===============    ===============   ==============

Fleet size (owned and leased including International):
     Full service lease                                                                             115,440          111,776
     Commercial rental                                                                               39,309           37,216
Buses operated or managed                                                                            15,358           14,610
Transportation services locations                                                                     1,004            1,077

--------------------------------------------------------------------------------
* Certain 1997 amounts have been reclassified to conform with the presentation adopted January 1, 1998.

                           PART II. OTHER INFORMATION

ITEM 4.           Submission of Matters to a Vote of Security Holders

(a) The annual meeting of stockholders of Ryder System, Inc. was held on May 1, 1998.

(b) All director nominees described in (c) below were elected. The following directors continued in office after the meeting: M. Anthony Burns, Joseph L. Dionne, Edward T. Foote II, John A. Georges, David T. Kearns and Lynn M. Martin.

(c) Certain matters voted on at the meeting and the votes cast with respect to such matters are as follows:

                                                             VOTES CAST
                                                             ----------                      BROKER
                                                   FOR         AGAINST         ABSTAIN      NON-VOTES
                                                   ---         -------         -------      ---------
MANAGEMENT PROPOSAL
-------------------
Ratification of an amendment to the
  Ryder System, Inc. 1995 Stock
   Incentive Plan                              48,438,187    14,398,399        227,579            0

Ratification of appointment
  of independent auditors                      62,898,696        93,654         71,815            0


ELECTION OF DIRECTORS

DIRECTOR                                 VOTES RECEIVED           VOTES WITHHELD
--------                                 --------------           --------------
David I. Fuente                              61,936,547                1,127,619
Vernon E. Jordan, Jr.                        60,241,606                2,822,560
Paul J. Rizzo                                61,994,603                1,069,563
Christine A. Varney                          61,988,598                1,075,568
Alva O. Way                                  62,000,114                1,064,052

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

                                RYDER SYSTEM, INC.
                                (Registrant)

Date:      August 12, 1998      /S/ EDWIN A. HUSTON
                                ------------------------------------------------
                                Edwin A. Huston
                                Senior Executive Vice President-Finance
                                and Chief Financial Officer
                                (Principal Financial Officer)


Date:      August 12, 1998      /S/ GEORGE P. SCANLON
                                ------------------------------------------------
                                George P. Scanlon
                                Vice President - Planning and Controller
                                (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT               DESCRIPTION
-------               -----------
  (15)          Letter regarding unaudited interim financial statements.

  (27)          Financial Data Schedule (for SEC use only).