Form 10-Q
period 1998-09-30
RYDER SYSTEM INC
filed 1998-11-06
CIK 85961

--------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                      -------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  YES  X   NO
                                       ----    ----

Ryder System, Inc. had 71,675,254 shares of common stock ($0.50 par value per share) outstanding as of October 30, 1998.

--------------------------------------------------------------------------------

                               RYDER SYSTEM, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                          PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Consolidated Condensed Statements of Earnings -
           Three and nine months ended September 30, 1998
               and 1997 (unaudited)                                           3

           Consolidated Condensed Balance Sheets -
           September 30, 1998 (unaudited) and December 31, 1997               4

           Consolidated Condensed Statements of Cash Flows -
           Nine months ended September 30, 1998 and 1997 (unaudited)          5

           Notes to Consolidated Condensed Financial Statements               6

           Independent Accountants' Review Report                             8

ITEM 2.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                            9

                           PART II. OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K                                  24

           Signatures                                                        25

           Exhibit Index                                                     26

                          PART I. FINANCIAL INFORMATION



ITEM 1.    Financial Statements

Ryder System, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                Three Months                     Nine Months
Periods ended September 30, 1998 and 1997                             -----------------------------  -------------------------------
(In thousands, except per share amounts)                                        1998          1997            1998             1997
------------------------------------------------------------------------------------------------------------------------------------
REVENUE                                                               $    1,290,817     1,204,339       3,818,011        3,625,457
                                                                      ---------------  ------------  --------------   --------------
Operating expense                                                            937,298       887,390       2,768,790        2,690,020
Freight under management expense                                              76,849        64,047         232,122          173,010
Year 2000 expense                                                             11,003         1,508          25,848            1,508
Depreciation expense, net of gains (three months, 1998 - $12,966,
   1997 - $13,418; nine months, 1998 - $40,632, 1997 - $42,446)              153,968       147,697         449,707          438,843
Interest expense                                                              51,623        46,530         149,134          143,194
Miscellaneous expense (income), net                                            2,005          (270)         (2,886)          (6,777)
                                                                      ---------------  ------------  --------------   --------------
                                                                           1,232,746     1,146,902       3,622,715        3,439,798
                                                                      ---------------  ------------  --------------   --------------
   Earnings from continuing operations before income taxes                    58,071        57,437         195,296          185,659
Provision for income taxes                                                    21,023        22,159          75,707           74,602
                                                                      ---------------  ------------  --------------   --------------
   Earnings from continuing operations                                        37,048        35,278         119,589          111,057
Earnings from discontinued operations                                              -         7,525               -           15,447
                                                                      ---------------  ------------  --------------   --------------
NET EARNINGS                                                          $       37,048        42,803         119,589          126,504
                                                                      ===============  ============  ==============   ==============
Basic Earnings per Common Share:
   Continuing operations                                              $         0.51          0.45            1.63             1.43
   Discontinued operations                                                         -          0.10               -             0.20
                                                                      ---------------  ------------  --------------   --------------
                                                                      $         0.51          0.55            1.63             1.63
                                                                      ===============  ============  ==============   ==============
Diluted Earnings per Common Share:
   Continuing operations                                              $         0.51          0.45            1.61             1.41
   Discontinued operations                                                         -          0.09               -             0.20
                                                                      ---------------  ------------  --------------   --------------
                                                                      $         0.51          0.54            1.61             1.61
                                                                      ===============  ============  ==============   ==============

Cash dividends per common share                                       $         0.15          0.15            0.45             0.45
                                                                      ===============  ============  ==============   ==============


See accompanying notes to consolidated condensed financial statements.

Ryder System, Inc. and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS


--------------------------------------------------------------------------------------------------------------
                                                                                September 30,     December 31,
(Dollars in thousands, except per share amounts)                                         1998             1997
--------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $    54,565           78,370
   Receivables                                                                        661,274          625,955
   Inventories                                                                         67,224           66,006
   Tires in service                                                                   175,869          163,771
   Prepaid expenses and other current assets                                          203,168          157,883
                                                                                  ------------   --------------
      Total current assets                                                          1,162,100        1,091,985
Revenue earning equipment                                                           3,392,640        3,145,461
Operating property and equipment                                                      595,874          581,705
Direct financing leases and other assets                                              460,021          414,932
Intangible assets and deferred charges                                                308,058          274,977
                                                                                  ------------   --------------
                                                                                  $ 5,918,693        5,509,060
                                                                                  ============   ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                              $   319,543          301,361
   Accounts payable                                                                   375,470          305,337
   Accrued expenses                                                                   499,654          482,811
                                                                                  ------------   --------------
      Total current liabilities                                                     1,194,667        1,089,509
Long-term debt                                                                      2,466,213        2,267,554
Other non-current liabilities                                                         348,082          365,264
Deferred income taxes                                                                 814,540          726,025
                                                                                  ------------   --------------
      Total liabilities                                                             4,823,502        4,448,352
                                                                                  ------------   --------------
Shareholders' equity:
   Common stock of $0.50 par value per share (shares outstanding at
      September 30, 1998 - 72,292,181; December 31, 1997 - 73,692,226)                281,435          328,117
   Retained earnings                                                                  830,167          743,713
   Accumulated other comprehensive income                                             (16,411)         (11,122)
                                                                                  ------------   --------------
      Total shareholders' equity                                                    1,095,191        1,060,708
                                                                                  ------------   --------------
                                                                                  $ 5,918,693        5,509,060
                                                                                  ============   ==============


See accompanying notes to consolidated condensed financial statements.

Ryder System, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


---------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 1998 and 1997
(In thousands)                                                                            1998             1997
---------------------------------------------------------------------------------------------------------------
CONTINUING OPERATIONS
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings from continuing operations                                             $   119,589          111,057
   Depreciation expense, net of gains                                                  449,707          438,843
   Amortization expense and other non-cash charges, net                                  8,166            7,248
   Deferred income tax expense                                                         108,477           77,795
   Changes in operating assets and liabilities, net of acquisitions:
      Increase in aggregate balance of trade receivables sold                           65,000                -
      Receivables                                                                      (74,905)         (68,579)
      Inventories                                                                       (1,227)          (7,562)
      Prepaid expenses and other current assets                                        (67,356)         (16,634)
      Other assets                                                                        (353)         (20,520)
      Accounts payable                                                                  64,195           48,295
      Accrued expenses and other non-current liabilities                               (20,435)        (102,815)
                                                                                   ------------   --------------
                                                                                       650,858          467,128
                                                                                   ------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in commercial paper borrowings                                           236,774          (27,537)
   Debt proceeds                                                                       245,478           39,526
   Debt repaid, including capital lease obligations                                   (287,684)        (137,095)
   Common stock repurchased                                                            (80,619)         (62,149)
   Common stock issued                                                                  29,411           52,508
   Dividends on common stock                                                           (33,135)         (34,778)
                                                                                   ------------   --------------
                                                                                       110,225         (169,525)
                                                                                   ------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and revenue earning equipment                              (1,041,486)        (762,223)
   Sales of property and revenue earning equipment                                     229,382          279,167
   Proceeds from sale of discontinued operations                                             -          111,306
   Proceeds from vehicle securitization                                                 73,430                -
   Acquisitions, net of cash acquired                                                  (67,807)         (46,346)
   Other, net                                                                           21,593           23,774
                                                                                   ------------   --------------
                                                                                      (784,888)        (394,322)
                                                                                   ------------   --------------
NET CASH FLOWS FROM CONTINUING OPERATIONS                                              (23,805)         (96,719)
NET CASH FLOWS FROM DISCONTINUED OPERATIONS                                                  -            5,234
                                                                                   ------------   --------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                  (23,805)         (91,485)
Cash and cash equivalents at January 1                                                  78,370          191,384
                                                                                   ------------   --------------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                                          $    54,565           99,899
                                                                                   ============   ==============


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

(B)      EARNINGS PER SHARE INFORMATION

         Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards (FAS) No. 128, "Earnings per Share." This Statement requires the presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options. The dilutive effect of stock options is computed using the treasury stock method, which assumes the repurchase of common shares by the Company at the average market price for the period. All prior years EPS data has been restated to conform with the provisions of the new Statement. A reconciliation of the number of shares used in computing basic and diluted EPS follows (in thousands):

                                                                       Three Months               Nine Months
         For the periods ended September 30,                           1998     1997             1998     1997
                                                                      -------   ------           ------   ------
         Weighted average shares outstanding-Basic                     72,998   77,808           73,566   77,388

         Common equivalents:
           Shares issuable under outstanding dilutive options           2,874    6,372            4,252    6,330
           Shares assumed repurchased based
             on the average market value for the period                (2,639)  (5,090)          (3,678)  (5,321)
           Dilutive effect of exercised options prior to
             being exercised                                               18      156              136      325
                                                                       ------   ------           ------   ------
                                                                          253    1,438              710    1,334
                                                                       ------   ------           ------   ------

         Weighted average shares outstanding-Diluted                   73,251   79,246           74,276   78,722
                                                                       ======   ======           ======   ======

         Anti-dilutive options not included above                       2,659       63            1,281      105
                                                                       ======   ======           ======   ======

(C)      COMPREHENSIVE INCOME

         On January 1, 1998, the Company adopted FAS No. 130, "Reporting Comprehensive Income." Comprehensive income presents a measure of all changes in shareholders' equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The Company's total comprehensive income presently consists of net earnings and currency translation adjustments associated with foreign operations which use the local currency as their functional currency. Total comprehensive income was $33.0 million and $41.6 million for the three months ended September 30, 1998 and 1997, respectively; and $114.3 million and $120.1 million for the nine months ended September 30, 1998 and 1997, respectively. The Statement also requires the separate presentation of the accumulated balance of comprehensive income other than net earnings in the Consolidated Condensed Balance Sheets.

(D)      ACQUISITIONS

         During the nine months ended September 30, 1998 and 1997, the Company completed a number of acquisitions in each of its business units, all of which have been accounted for using the purchase method of accounting. The consolidated condensed financial statements reflect the results of operations of the acquired businesses from the acquisition dates. The fair value of assets acquired and liabilities assumed in connection with these acquisitions was as follows (in millions):

         For the nine months ended September 30,        1998            1997
                                                        ----            ----

         Working capital                                $14.9           (3.8)
         Goodwill                                        42.3           24.0
         Other non-current assets                        46.6           32.7
         Non-current liablilities                       (36.0)          (6.6)
                                                        -----          -----
           Net assets acquired                          $67.8           46.3
                                                        =====          =====


(E)      SALE OF AUTOMOTIVE CARRIER BUSINESS

         On September 30, 1997, the Company completed the sale of its automotive carrier business for $111 million in cash and realized a $3 million after tax gain. Accordingly, the Company's automotive carrier business has been reported as a discontinued operation for all periods presented in the accompanying Consolidated Condensed Statements of Earnings and Cash Flows. Summarized results of the automotive carrier business were as follows (in millions):

                                                        Three           Nine
         For the periods ended September 30, 1997       Months         Months
                                                        ------         ------

         Revenue                                        $144.8          462.9
                                                        ======          =====

         Earnings before income taxes                   $  5.1           18.2
         Provision for income taxes                        0.8            6.0
                                                        ------          -----
         Earnings from discontinued operations before
            net gain on disposition                        4.3           12.2
                                                        ------          -----
         Loss on disposition                              (5.3)          (5.3)
         Income tax benefit                                8.5            8.5
                                                        ------          -----
         Net gain on dispostion                            3.2            3.2
                                                        ------          -----
           Earnings from discontinued operations        $  7.5           15.4
                                                        ======          =====

KPMG PEAT MARWICK LLP
CERTIFIED PUBLIC ACCOUNTANTS
One Biscayne Tower                              Telephone           305-358-2300
2 South Biscayne Boulevard                      Telecopier          305-577-0544
Suite 2900
Miami, Florida  33131


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
Ryder System, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Ryder System, Inc. and subsidiaries as of September 30, 1998, and the related consolidated condensed statements of earnings for the three and nine months ended September 30, 1998 and 1997 and the consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997. These consolidated condensed financial statements are the responsibility of the Company's management.

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


/s/ KPMG PEAT MARWICK LLP

Miami, Florida
October 21, 1998

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition --
              Three and nine months ended September 30, 1998 and 1997

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

The Company reported earnings from continuing operations before income taxes of $58 million in the third quarter of 1998, compared with $57 million in last year's third quarter. Results for the third quarter of 1998 and 1997 included incremental pretax expenses of $11 million and $2 million, respectively, associated with the Company's initiative to modify computer information systems to be Year 2000 compliant. Excluding Year 2000 expense, earnings from continuing operations before income taxes were 17% higher in the third quarter of 1998 compared with the same period last year. Earnings from continuing operations before income taxes in the first nine months of 1998 were $195 million, compared with $186 million in the first nine months of 1997. Results for the first nine months of 1998 and 1997 included incremental pretax Year 2000 expenses of $26 million and $2 million, respectively. Excluding Year 2000 expense, earnings from continuing operations before income taxes were 18% higher in the first nine months of 1998 compared with the same period last year.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and nine months ended September 30, 1998 and 1997

Earnings from continuing operations in the third quarter of 1998 were $37 million, or $0.51 per diluted common share, compared with $35 million, or $0.45 per diluted common share, in the third quarter of 1997. Excluding Year 2000 expense, earnings from continuing operations increased to $44 million, or $0.60 per diluted common share in 1998 from $36 million, or $0.46 per diluted common share in 1997, a per-share increase of 30%. In the first nine months of 1998, earnings from continuing operations were $120 million, or $1.61 per diluted common share, compared with $111 million, or $1.41 per diluted common share, in the first nine months of 1997. Excluding Year 2000 expense, earnings from continuing operations increased to $135 million, or $1.82 per diluted common share in the first nine months of 1998 from $112 million, or $1.42 per diluted common share in the same 1997 period, a per-share increase of 28%. The earnings per share growth rate exceeds the earnings growth rate because the average number of diluted shares outstanding during the third quarter and first nine months of 1998 decreased by almost 8% and 6%, respectively, compared with the same 1997 periods. The decrease in shares was due to the Company's stock repurchase programs.

Total revenue increased 7% to $1.29 billion in the third quarter of 1998 from $1.20 billion in the third quarter of 1997. For the first nine months of 1998, revenue totaled $3.82 billion, compared with $3.63 billion in the first nine months of 1997, an increase of 5%. The revenue growth in the third quarter and first nine months of 1998 was led by International, integrated logistics and public transportation. Transportation services also posted slightly higher revenue in the third quarter of 1998 reflecting an improvement in full service leasing and commercial rental revenue offset by decreased fuel revenue associated with declining fuel prices and volume. For the year, transportation services revenue was slightly lower due to decreased fuel revenue.

Operating expense increased 6% in the third quarter and 3% in the first nine months of 1998 compared with the same periods of 1997. The increases are attributable to higher compensation and benefits, including driver rental costs, maintenance, technology and workers' compensation costs primarily as a result of higher business volumes. These increases were partially offset by lower fuel costs. Higher employee benefit costs in the third quarter, primarily due to the recognition in the prior year of pension and postretirement curtailment gains related to headcount reductions, were only partially offset by a $3.4 million reduction in estimated facility closure costs, which were originally established in connection with several of the Company's 1996 restructuring initiatives. The 1996 restructuring charge totaled $78 million for employee separation and facility closure costs, of which $6 million remains accrued at September 30, 1998. Based on the review conducted in the third quarter, management believes that the remaining restructuring liabilities are adequate to complete its plans.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and nine months ended September 30, 1998 and 1997

Operating expense as a percentage of revenue was 73% in the third quarter and first nine months of 1998 compared with 74% for the same 1997 periods. The decrease was attributable primarily to lower fuel costs.

Freight under management expense, which represents subcontracted freight costs on logistics contracts where the Company purchases transportation, increased $13 million, or 20%, in the third quarter of 1998 and $59 million, or 34%, in the first nine months of 1998 compared with the same periods in 1997. Freight under management expense as a percentage of revenue also increased to 6% in the third quarter and first nine months of 1998 from 5% for the comparable 1997 periods. The increases reflect the growth in these integrated logistics contracts experienced, especially during the latter half of 1997.

Incremental Year 2000 expense totaled $11 million in the third quarter of 1998 ($7 million after tax, or $0.09 per diluted common share) and $26 million in the first nine months of 1998 ($16 million after tax, or $0.21 per diluted common share) compared with $2 million ($1 million after tax, or $0.01 per diluted common share) in the third quarter and first nine months of 1997. See "Year 2000 Issue" for a further discussion of this matter.

Depreciation expense (before gains on vehicle sales) increased 4% in the third quarter and 2% in the first nine months of 1998 compared with the same periods in 1997. The growth in depreciation expense was primarily in revenue earning equipment. Gains on vehicle sales decreased 3% in the third quarter and 4% in the first nine months of 1998, compared with the same periods last year, due to a decrease in the average gain per vehicle sold in 1998 which was partially offset by an increase in the number of vehicles sold. As a percentage of revenue, depreciation expense, net of gains on vehicle sales, remained at 12% in the third quarter and first nine months of 1998, as in 1997.

Interest expense increased $5 million, or 11%, and $6 million, or 4%, in the third quarter and first nine months of 1998, respectively, compared with the same periods in 1997, as higher average outstanding debt levels, especially during the third quarter of 1998, were only partially offset by lower average interest rates. The higher outstanding debt levels resulted primarily from increased levels of capital spending.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and nine months ended September 30, 1998 and 1997

Miscellaneous expense (income), net was $2.0 million and $(2.9) million in the third quarter and first nine months of 1998, respectively, compared with $(0.3) million and $(6.8) million for the comparable 1997 periods. The decrease in miscellaneous income is primarily due to increased costs associated with selling, with limited recourse, more trade receivables, especially during the third quarter and lower earnings from equity investments due to the International acquisition, in May 1998, of an entity previously reported on the equity method of accounting. On a year-to-date basis, these reductions were partially offset by increased gains from the sale of surplus non-operating properties.

The Company's effective tax rates for continuing operations in the third quarter and first nine months of 1998 were 36.2% and 38.8%, respectively, compared with 38.6% and 40.2%, respectively, in the same 1997 periods. The lower 1998 effective rates resulted primarily from lower state income taxes and lower net non-deductible items.

BUSINESS UNIT PERFORMANCE

Revenue from integrated logistics increased 7% and 9% in the third quarter and first nine months of 1998, respectively, compared with the same 1997 periods, primarily due to expansion of revenue with existing customers and start-up of business sold in the previous year. The largest component of growth in 1998 has come from logistics contracts where the Company manages the transportation of freight and subcontracts the delivery of products to third parties. Operating revenue (which excludes subcontracted freight costs) increased 4% in both the third quarter and first nine months of 1998, compared with the same 1997 periods. Revenue growth from integrated logistics was impacted by a strike at General Motors as well as the termination of two large accounts in the last year. Adjusting for these matters, revenue would have increased 15% and 17% in the third quarter and first nine months of 1998, respectively, compared with the same 1997 periods and operating revenue would have increased by 10% in both the third quarter and first nine months of 1998.

In light of the current level of new business sales as well as lost business, revenue growth for this product line in the near term will be lower than growth rates experienced in 1997. However, new business sales in the third quarter of 1998 increased 50% compared to the third quarter of 1997. Management believes that improved sales force capabilities, industry segmentation, the ability to leverage rapidly emerging logistics technologies and alliances to enhance service offerings should result in continued new sales growth, followed by higher revenue growth rates in 1999.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and nine months ended September 30, 1998 and 1997

Revenue from transportation services increased 1% in the third quarter and decreased 1% in the first nine months of 1998 compared with the same periods in 1997. The results were impacted primarily by decreased fuel revenue. Full service leasing revenue increased 3% and 1% in the third quarter and first nine months of 1998, respectively, primarily as a result of strong lease sales partially offset by extended manufacturer's delivery times for new vehicle purchases which delays the period for lease revenue recognition and offsets the impact of new lease sales. However, the impact of delays in delivery lessened during the third quarter of 1998. New lease sales for the first nine months of 1998 continued at record levels and were significantly ahead of new lease sales in the same period of 1997. An acquisition completed in July 1998 also contributed to the third quarter revenue increase. Overall, the revenue increase in the third quarter of 1998 represented the largest quarterly growth rate in the last eighteen months. In light of the level of new lease sales and the recently completed acquisition, management expects continued revenue growth in the fourth quarter of 1998 and in 1999.

Commercial rental revenue in the third quarter and first nine months of 1998 increased 11%, compared with the same periods in 1997, due to continued strong utilization of a larger fleet. Utilization levels reflect, in part, increased demand from full service lease customers requiring additional vehicles during peak periods and while awaiting delivery of new full service lease vehicles. Such "awaiting new lease" rental revenue increased $7 million, or 108%, in the third quarter and $15 million, or 84%, in the first nine months of 1998, compared with the same periods in 1997. Fuel revenue decreased 13% and 17% in the third quarter and first nine months of 1998, respectively, compared with the same periods in 1997 as a result of both lower fuel prices and volume. Other transportation services revenue, consisting of third-party maintenance, trailer rentals and other ancillary revenue to support product lines, increased 4% and 5% in the third quarter and first nine months of 1998, respectively, compared with the same periods in 1997.

International revenue increased 43% in the third quarter of 1998 and 30% in the first nine months of 1998, compared with the same periods in 1997. The third quarter revenue growth resulted primarily from the May 1998 acquisition of a Brazilian logistics company; however, revenue improvements were made in every country. The 1998 year-to-date revenue growth also reflected the impact of a ground equipment maintenance contract with British Airways that commenced in the United Kingdom during the second quarter of 1997.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and nine months ended September 30, 1998 and 1997

Revenue from public transportation services increased 11% in the third quarter and 10% in the first nine months of 1998, compared with the same periods in 1997. The revenue growth was primarily achieved through contributions from new contracts as well as the impact of four acquisitions completed in the past year.

Operating margin (revenue less direct operating expenses, depreciation and interest expense) and operating margin as a percentage of revenue from integrated logistics increased in the third quarter and first nine months of 1998, compared with the same 1997 periods, due to operating efficiencies achieved since the second quarter, contract minimum volume billings and, to a lesser extent, the overall growth in revenue. Full service leasing operating margin and operating margin as a percentage of revenue were about the same in the third quarter and first nine months of 1998, as compared with the same 1997 periods, as revenue growth on a larger fleet was offset by higher vehicle maintenance costs, principally on older units. Commercial rental operating margin in the third quarter of 1998 was significantly higher than the comparable 1997 period primarily due to continued strong utilization of a larger rental fleet. Commercial rental operating margin as a percentage of revenue was slightly higher reflecting strong utilization in both periods. On a year-to-date basis, commercial rental operating margin and operating margin as a percentage of revenue were significantly higher, compared with the same 1997 period, primarily due to higher vehicle utilization on a larger rental fleet.

International operating margin was higher in the third quarter and first nine months of 1998, compared with the same periods in 1997, as a result of revenue growth. Operating margin as a percentage of revenue was lower for both 1998 periods due to increased costs associated with start-up logistics contracts in the United Kingdom and, to a lesser extent, the change in mix resulting from an acquisition in Brazil. In public transportation services, in spite of revenue growth, operating margin and operating margin as a percentage of revenue were lower in the third quarter of 1998, compared with the same period in 1997, in part from increased vehicle liability expense in student transportation services as well as the impact of acquisitions and internal growth which magnified the seasonal performance of the unit. Ryder/ATE also produced lower operating margin and operating margin as a percentage of revenue in the third quarter primarily due to increased maintenance, safety and termination costs associated with several transit and fleet maintenance contracts. On a year-to-date basis, operating margin was higher in 1998 compared with the same period in 1997, primarily as a result of revenue growth. Operating margin as a percentage of revenue was the same in the first nine months of 1998 as fleet efficiencies in student transportation services were offset by the increased maintenance, safety and termination costs associated with several transit and fleet maintenance contracts at Ryder/ATE.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and nine months ended September 30, 1998 and 1997

CORPORATE ADMINISTRATIVE EXPENSES AND OTHER

Corporate administrative expenses and other totaled $5 million and $8 million in the third quarter and first nine months of 1998, respectively, compared with $6 million and $16 million in the third quarter and first nine months of 1997, respectively. The third quarter decrease in corporate administrative expenses and other reflects lower compensation and benefit costs. The year-to-date variance in corporate administrative expenses and other is primarily due to gains in the first quarter of 1998 from the sale of surplus non-operating properties and the re-insurance of certain vehicle-related liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Total capital expenditures, excluding acquisitions, related to continuing operations in the first nine months of 1998 were $1.04 billion, compared with $762 million in the first nine months of 1997. Expenditures for full service lease were significantly higher in the first nine months of 1998, as compared with the same period of 1997, reflecting the growth in new lease sales and higher fleet replacement. Commercial rental expenditures were also higher primarily due to planned fleet repositioning and replacement. Expenditures for International in the first nine months of 1998 increased over the first nine months of 1997, reflecting higher expenditures for rental vehicles and operating equipment. Expenditures for public transportation decreased primarily due to timing of fleet replacement. Total capital expenditures, excluding acquisitions, for all of 1998 are expected to be approximately $1.3 billion.

During the first nine months of 1998, the Company completed acquisitions in all business units. The aggregate annualized revenue associated with these acquisitions is estimated to be $177 million. Cash paid for acquisitions totaled $68 million in the first nine months of 1998 compared with $46 million in the same 1997 period. The Company will continue to evaluate strategic acquisition opportunities as a means of strengthening its core contractual businesses.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and nine months ended September 30, 1998 and 1997

Cash flow from continuing operating activities in the first nine months of 1998 was $651 million, compared with $467 million in the same period last year. The increase resulted from lower working capital needs and higher earnings before non-cash charges such as depreciation and deferred income taxes. The lower working capital needs relate primarily to an increase in the aggregate balance of trade receivables sold and lower requirements for accrued expenses as 1997 activity reflected payments associated with restructuring activities initiated in 1996, all of which more than offset increased prepaid expenses and other current assets primarily due to the timing of funding for employee benefit costs. Cash flow from continuing operating activities (excluding increase in aggregate balance of trade receivables sold) plus asset sales as a percentage of capital expenditures (excluding acquisitions) was 78% in the first nine months of 1998, compared with 98% in the same period last year, primarily as a result of increased capital expenditures which offset improved cash flow from operating activities.

Total debt at September 30, 1998 was $2.8 billion, an increase of $217 million, or 8%, from the balance at December 31, 1997. During the first nine months of 1998, the Company made scheduled unsecured note payments of $251 million and issued $222 million of unsecured debentures and medium-term notes with the proceeds used to pay down commercial paper. U.S. commercial paper outstanding at September 30, 1998 increased to $578 million, compared with $340 million at December 31, 1997, primarily to fund capital expenditures. The Company's foreign debt increased slightly from December 31, 1997 to $395 million, primarily due to debt assumed as part of the May 1998 acquisition of a Brazilian logistics company. The Company's debt to equity ratio at September 30, 1998, increased to 254% from 242% at December 31, 1997. The ratio of debt to tangible equity at September 30, 1998 was 344% compared with 318% at December 31, 1997. The Company's percentage of variable-rate financing obligations was 32% at September 30, 1998, which is above the Company's targeted level of 25%-30% and higher than 27% at December 31, 1997. The Company expects this percentage to trend downward over the next several quarters in conjunction with planned financings.

The Company had contractual lines of credit totaling $726 million at September 30, 1998, of which $91 million was available. The Company also had $46 million of debt securities available at September 30, 1998 under a shelf registration statement filed in 1995. In September, the Company filed an $800 million shelf registration statement with the Securities and Exchange Commission. Proceeds from debt issues under the shelf registration are expected to be used for capital expenditures, debt refinancing and general corporate purposes. The Company also participates in an agreement to sell, with limited recourse, up to $350 million ($50 million of which is uncommitted) of trade receivables on a revolving basis through July 2002. At September 30, 1998, the outstanding balance of receivables sold pursuant to this agreement was $140 million.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and nine months ended September 30, 1998 and 1997

In June 1998, the Company completed a vehicle securitization whereby it sold a beneficial interest in certain long-term vehicle leases and related lease vehicle residuals to a separately-rated and unconsolidated vehicle lease trust (the "Trust") for $77.8 million, which approximated the carrying value of the vehicles. The Company received $73.4 million in cash and a $4.4 million subordinated note from the Trust. The Trust funded the cash requirement with the issuance of triple-A rated senior notes and single-A rated asset-backed certificates collateralized by the beneficial interest in the long-term vehicle leases and the residual value of the vehicles. The senior notes and asset-backed certificates are not insured or guaranteed by the Company; however, the Company has provided credit enhancement in the form of a cash reserve fund of approximately $2.7 million and a pledge of its subordinated note as additional security for the Trust to the extent that delinquencies and losses on vehicle leases and related vehicle sales are incurred. The Company used the proceeds from the securitization to pay down commercial paper. The completion of the vehicle securitization provides the Company with further liquidity and access to new capital markets.

On April 29, 1998, Moody's Investors Service lowered its senior unsecured debt rating on the Company to Baa1 from A3 and assigned a Baa1 rating to the Company's $720 million Global Revolving Credit Agreement. Moody's Investors Service affirmed the Company's P2 rating for commercial paper. As of September 30, 1998, Standard and Poor's Ratings Group and Duff and Phelps continued to maintain ratings of BBB+ and A, respectively, for the Company's unsecured debt and A2 and D1, respectively, for commercial paper.

During April 1998, the Company completed a six-million-share buyback program, announced in July 1997, through the repurchase of 800,000 shares of common stock at an average price of approximately $36.60 per common share. A new three-million-share buyback program was initiated in May 1998. As of September 30, 1998, a total of approximately 1.8 million shares of common stock were repurchased at an average price of approximately $28.00 per common share. The Company utilized cash flow from operating activities and commercial paper borrowings to fund these purchases.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and nine months ended September 30, 1998 and 1997

YEAR 2000 ISSUE

The Year 2000 issue is the result of computer systems, software products and embedded technology using two digits rather than four to indicate the applicable year. If not addressed, such computer systems, software products and embedded technology may be unable to properly interpret dates beyond the year 1999, which could cause system failures or miscalculations and lead to disruptions in the Company's activities and operations.

During 1997, after consideration of the potential impact to operations, including customer and supplier relationships, an enterprise-wide program was initiated to modify computer information systems to be Year 2000 compliant or to replace non-compliant systems. The Company has established a Year 2000 Steering Committee comprised of senior executives to address compliance issues and strategic alternatives. The Company also established a program office dedicated to implementing the Year 2000 compliance plan, and has engaged external consultants to provide day-to-day management oversight and contractors to remediate and test non-compliant source code. Accordingly, the majority of the Company's Year 2000 costs are incremental to operations. Management believes that adequate resources have been allocated to the Year 2000 effort and expects the Year 2000 compliance program to be completed on a timely basis.

The Company has identified three major areas determined to be critical for successful Year 2000 compliance: (1) information systems, such as mainframes, PCs, networks and similar type systems maintained at customer sites, and legacy applications relating to operations such as financial reporting, human resources, purchasing, treasury, marketing and sales; (2) third-party relationships, including customers, suppliers, vendors and government agencies; and (3) facilities and equipment which may contain microprocessors with embedded technology.

The Company's Year 2000 compliance program for each major area can be segregated into three broad phases. Phase I of the program is the assessment of information systems, facilities and equipment, and services and products provided by third parties in order to identify exposures to Year 2000 issues and to develop a master plan of action including remediation, retirement or replacement of non-compliant systems. Phase II of the program is the implementation of action plans. Phase III of the program is the final testing of each major area of exposure to ensure compliance, the placement of remediated items into production and contingency planning to assess reasonably likely worst case scenarios.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and nine months ended September 30, 1998 and 1997

The Company has completed the assessment of the majority of legacy application and system software. The Company's remediation plan for this area is segregated into 15 major partitions worldwide. Currently, the Company's remediation projects are at different phases of completion; overall, approximately 50% of the remediation effort has been performed. Remediation and testing activities are underway on most of the Company's core business applications. Final testing of remediated code is scheduled to be completed by mid-1999 which is consistent with the Company's previous statement on the Year 2000 issue in the 1997 Annual Report on Form 10-K. In addition, due to the uncertainties inherent in this undertaking, the Company has initiated contingency planning to evaluate a course of action to minimize the impact of any unforeseen disruption resulting from non-compliance.

The Company is also assessing the compliance of its major customers, suppliers and vendors. The Company relies on suppliers, vendors and government agencies to timely provide a wide range of goods and services, including equipment, supplies, licensing, telecommunications, utilities, transportation services and banking services. Management believes that third-party relationships represent the greatest risk with respect to the Year 2000 issue because of the Company's limited ability to influence actions of third parties and to estimate the impact of non-compliance of third parties throughout the Company's operations. The Company continues to survey and communicate with customers, suppliers and vendors with whom it has important financial and operational relationships to assess their Year 2000 exposures as well as the status of their Year 2000 compliance program. Some of the Company's significant suppliers and vendors have not responded to inquiries, have declined to respond because of liability concerns or have not responded with sufficient detail for the Company to ensure
(a) timely Year 2000 compliance, or (b) the impact to the Company in the event of non-compliance. The Company is continuing to pursue adequate responses from mission critical business partners under the new "Year 2000 Readiness Disclosure" legislation. However, the Company can provide no assurance that Year 2000 compliance plans will be successfully completed by third parties in a timely manner.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and nine months ended September 30, 1998 and 1997

In the facilities and equipment area, the Company's exposure relates to embedded technology in, among other things, vehicles, vehicle-related devices, and fuel storage and other facilities operated by the Company. Based upon preliminary testing and discussions with major truck manufacturers, it appears that the microprocessors installed by the truck manufacturers are Year 2000 compliant. Remediation of leak detection devices on the Company's underground fuel storage tanks is 85% complete and is expected to be completed by the end of 1998. The Company is continuing to assess its exposure and to develop action and contingency plans for other critical facilities and equipment, including on-board vehicle computers acquired from other than major truck manufacturers.

The Company has initiated a Year 2000 contingency plan development process to mitigate potential disruptions in the Company's activities and operations that may be created by failures of critical business partners, facilities and equipment, and internal systems. Such contingency plans are expected to be developed by the third quarter of 1999. However, the Company can provide no assurance that it will correctly anticipate the level, impact or duration of non-compliance by critical business partners, facilities and equipment or internal systems, or that contingency plans will be sufficient to mitigate the impact of non-compliance.

Based upon current information, the Company estimates that the impact on after tax earnings for incremental Year 2000 costs range from $34 to $38 million, an increase of approximately $12 million from the estimate provided in the 1997 Annual Report on Form 10-K. The increase in estimated costs reflects primarily the discovery of additional lines of software code subject to remediation. Through September 30, 1998, the Company has incurred $18 million on the Year 2000 project. The majority of costs incurred to date relate to remediation activities. These costs have been and will continue to be funded through operating cash flows and expensed as incurred. Future costs are difficult to estimate and actual results could differ significantly from the Company's expectations due to changes in software remediation or replacement plans, unanticipated technological difficulties, project vendor delays or overruns, impact of third-party non-compliance and the cost and availability of resources.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and nine months ended September 30, 1998 and 1997

EURO CONVERSION

On January 1, 1999, the participating countries of the European Union are scheduled to adopt the euro as their common legal currency. The participating countries' existing national currencies will continue as legal tender until at least January 1, 2002. During this transition period, parties may pay for goods and services using either the euro or the participating country's legacy currency. The Company is presently assessing the business implications of conversion to the euro, principally the need to adapt internal systems to accommodate euro-denominated transactions. Due to the nature of current international operations, conversion to the euro is not expected to have a material impact on the Company's results of operations or financial position.

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

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and nine months ended September 30, 1998 and 1997

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

FORWARD-LOOKING STATEMENTS

This management's discussion and analysis of results of operations and financial condition contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of Ryder System, Inc. and involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Important factors that could cause such differences include, among others, general economic conditions in the United States and worldwide, the highly competitive environment applicable to the Company's operations (including competition in integrated logistics from other logistics companies as well as from air cargo, shipping, railroads and motor carriers and competition in full service truck leasing and rental from companies providing similar services as well as truck and trailer manufacturers who provide leasing, extended warranty maintenance, rental and other transportation services), greater than expected expenses associated with the Company's personnel needs or activities (including increased cost of freight and transportation), availability of equipment, changes in customers' business environments (or the loss of a significant customer), changes in government regulations and disruptions due to Year 2000 non-compliance by the Company, its suppliers or customers.

The risks included here are not exhaustive. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on the Company's business.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued) --
              Three and nine months ended September 30, 1998 and 1997

SELECTED FINANCIAL AND OPERATIONAL DATA
(Dollars in thousands)

                                                                     Three Months                         Nine Months
                                                          ----------------------------------    ---------------------------------
                                                                     1998              1997*              1998              1997*
---------------------------------------------------------------------------------------------------------------------------------
BUSINESS UNITS
     Revenue:
        Transportation services:
            Full service lease and programmed
               maintenance                                  $     406,368           394,724          1,198,293         1,190,230
            Commercial rental                                     126,166           114,164            342,969           308,211
            Fuel                                                  131,920           151,276            404,705           485,518
            Other                                                  64,794            62,535            196,139           185,960
                                                            --------------   ---------------    ---------------   ---------------
                                                                  729,248           722,699          2,142,106         2,169,919
        Integrated logistics                                      367,966           345,283          1,096,535         1,008,300
        International                                             167,813           116,989            431,684           330,970
        Public transportation                                     114,485           103,573            418,160           378,548
        Eliminations and other                                    (88,695)          (84,205)          (270,474)         (262,280)
                                                            --------------   ---------------    ---------------   ---------------
            Total                                               1,290,817         1,204,339          3,818,011         3,625,457
                                                            --------------   ---------------    ---------------   ---------------

     Operating expense                                            933,011           882,683          2,755,926         2,673,223
     Freight under management expense                              76,849            64,047            232,122           173,010
     Year 2000 expense                                             10,945             1,507             25,681             1,507
     Depreciation expense                                         166,331           160,574            488,501           479,703
     Gains on sale of revenue earning equipment                   (12,966)          (13,418)           (40,632)          (42,446)
     Interest expense                                              51,862            47,289            150,034           145,206
     Miscellaneous expense (income), net                            1,858            (1,412)             3,389            (6,149)
                                                            --------------   ---------------    ---------------   ---------------
     Earnings before income taxes from business units              62,927            63,069            202,990           201,403

CORPORATE ADMINISTRATIVE EXPENSES AND OTHER                         4,856             5,632              7,694            15,744
                                                            --------------   ---------------    ---------------   ---------------

EARNINGS FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                    $      58,071            57,437            195,296           185,659
                                                            ==============   ===============    ===============   ===============



Fleet size (owned and leased including International):
     Full service lease                                                                                117,484           112,050
     Commercial rental                                                                                  41,326            37,100
Buses operated or managed                                                                               15,743            14,290
Transportation services locations                                                                        1,039               966

---------------------------------------------------------------------------------------------------------------------------------

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

                                 RYDER SYSTEM, INC.
                                 (Registrant)


Date:   November 6, 1998         /s/ EDWIN A. HUSTON
                                 -------------------
                                 Edwin A. Huston
                                 Senior Executive Vice President-Finance
                                 and Chief Financial Officer
                                 (Principal Financial Officer)



Date:   November 6, 1998         /s/ GEORGE P. SCANLON
                                 ---------------------
                                 George P. Scanlon
                                 Senior Vice President-Planning and Controller
                                 (Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT                             DESCRIPTION
-------                             -----------

(15)     Letter regarding unaudited interim financial statements.

(27)     Financial data schedule (for SEC use only).