Form 10-K
period 1998-12-31
RYDER SYSTEM INC
filed 1999-03-26
CIK 85961

--------------------------------------------------------------------------------

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

        [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 FOR THE TRANSITION PERIOD FROM _____ TO ______

                          Commission file number 1-4364

                               RYDER SYSTEM, INC.
             (Exact name of registrant as specified in its charter)

     FLORIDA                                         59-0739250
     ------------------------------------------      -------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                  Identification No.)

     3600 N.W. 82 AVENUE, MIAMI, FLORIDA  33166      (305) 500-3726
     ------------------------------------------      --------------------
     (Address of principal executive                 (Telephone number
     offices including zip code)                     including area code)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold as of January 29, 1999, was $1,740,111,477. The number of shares of Ryder System, Inc. Common Stock ($.50 par value) outstanding as of January 29, 1999, was 71,287,995.

      DOCUMENTS INCORPORATED BY              PART OF FORM 10-K INTO WHICH
      REFERENCE INTO THIS REPORT             DOCUMENT IS INCORPORATED
      ------------------------------         ----------------------------

      Ryder System, Inc. 1998 Annual         Parts I, II and IV
      Report to Shareholders*

      Ryder System, Inc. 1999 Proxy          Part III
      Statement

      *The Ryder System, Inc. 1998 Annual Report to Shareholders is incorporated herein only to the extent specifically stated.
--------------------------------------------------------------------------------
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

Ryder System, Inc. 8 3/8% Series H Bonds,      New York Stock Exchange
     due February 15, 2017

Ryder System, Inc. 8 3/4% Series J Bonds,      New York Stock Exchange
     due March 15, 2017

Ryder System, Inc. 9 7/8% Series K Bonds,      New York Stock Exchange
     due May 15, 2017

Ryder System, Inc. 9 1/4% Series N Notes,      None
     due May 15, 2001

Ryder System, Inc. 6 1/2% Series O Notes,      None
     due May 15, 2005

Ryder System, Inc. 6.60% Series P Notes,       None
     due November 15, 2005

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

Ryder System, Inc. Medium-Term Notes,          None
Series 11, due 9 months or more from date of issue at rate based on market rates at time of issuance

Ryder System, Inc. Medium-Term Notes,          None
Series 12, due 9 months or more from date of issue at rate based on market rates at time of issuance

Ryder System, Inc. Medium-Term Notes,          None
Series 13, due 9 months or more from date of issue at rate based on market rates at time of issuance

Ryder System, Inc. Medium-Term Notes,          None
Series 14, due 9 months or more from date of issue at rate based on market rates at time of issuance

Ryder System, Inc. Medium-Term Notes,          None
Series 15, due 9 months or more from date of issue at rate based on market rates at time of issuance

SECURITIES REGISTERED PURSUANT TO
SECTION 12(g) OF THE ACT:                      None

                            [Cover page 3 of 3 pages]

                               RYDER SYSTEM, INC.
                           Annual Report on Form 10-K

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I

 Item 1   Business.....................................................     5
 Item 2   Properties...................................................    10
 Item 3   Legal Proceedings............................................    10
 Item 4   Submission of Matters to a Vote of Security Holders..........    10

PART II

 Item 5   Market for Registrant's Common Equity and Related
            Stockholder Matters........................................    11
 Item 6   Selected Financial Data......................................    11
 Item 7   Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................    11
 Item 7A  Quantitative and Qualitative Disclosures About Market Risk ..    11
 Item 8   Financial Statements and Supplementary Data..................    12
 Item 9   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure...................................    12

PART III

 Item 10  Directors and Executive Officers of the Registrant...........    13
 Item 11  Executive Compensation.......................................    13
 Item 12  Security Ownership of Certain Beneficial Owners and
            Management.................................................    13
 Item 13  Certain Relationships and Related Transactions...............    13

PART IV

 Item 14  Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K...................................................    14

                                     PART I

                                ITEM 1. BUSINESS

GENERAL

Ryder System, Inc. (the "Company") was incorporated in Florida in 1955. Through its subsidiaries, the Company engages primarily in the logistics and transportation related services business with focus on: 1) integrated logistics, including dedicated contract carriage, the management of carriers, and other supply chain services; 2) transportation services, including full service leasing, maintenance and short-term rental of trucks, tractors and trailers; and
3) public transit management and operations, fleet management and maintenance services, and student transportation services. As of December 31, 1998, the Company and its subsidiaries had a fleet of 173,116 vehicles and 45,373 employees.(1)

Financial information about industry segments is incorporated by reference from the "Notes to Consolidated Financial Statements - Segment Reporting" on pages 44 and 45 of the Ryder System, Inc. 1998 Annual Report to Shareholders.

LOGISTICS AND TRANSPORTATION BUSINESS UNITS

INTEGRATED LOGISTICS

Ryder Integrated Logistics, Inc. ("Ryder Integrated Logistics") provides integrated logistics support of clients' entire supply chains, from inbound raw materials supply through finished goods distribution, including dedicated contract carriage, the management of carriers, and other supply chain services through 735 locations in the U.S. and Canada. Ryder Integrated Logistics utilizes advanced information technology, and teams frequently with strategic alliance and joint venture partners. Services include varying combinations of logistics system design, the provision of vehicles and equipment, maintenance, the provision of drivers, warehouse management (including cross docking and flow-through distribution), transportation management, vehicle dispatch, and inbound and outbound just-in-time and merge-in-transit delivery. Logistics systems include procurement and management of all modes of transportation, shuttles, interstate long-haul operations, just-in-time service to assembly plants, and factory-to-warehouse-to-retail facility service. These services are used in major industry sectors including automotive, telecommunications, utilities, health care, paper and paper packaging, chemical, electronic and office equipment, news, food and beverage, housing, and general retail industries, along with other industries and the federal sector. In 1998, Ryder Integrated Logistics continued to expand its presence in the logistics market through expansion of existing accounts, increased emphasis on global account management in key industry sectors, and initiation of strategic alliances/joint ventures.

INTERNATIONAL OPERATIONS

The Company provides a wide variety of logistics and transportation services in international markets outside the U.S. and Canada, including full service leasing of trucks, tractors and trailers, commercial truck rental, contract truck maintenance and a broad range of warehousing, logistics and supply chain management services. The Company continues to implement a strategy for further growth in international markets, providing global logistics solutions to multinational customers.

---------------------------
(1) The employee count does not include: (a) operating personnel of local transit authorities managed by certain subsidiaries of the Company (in such situations, generally the entire cost of compensation and benefits for such personnel is passed through to the transit authority, which reimburses the Company's subsidiaries); or (b) drivers obtained by certain subsidiaries of the Company under driver leasing agreements.

This strategy enables the Company to take advantage of, and build upon, the expertise, market knowledge and infrastructure of strategic alliance and joint venture partners, as well as its own expertise in providing logistics solutions to businesses involved in the over-the-road transportation of goods and to those who move goods around the world using any mode of transportation. As of December 31, 1998, the Company had 13,209 full service lease and commercial rental vehicles, 5,310 employees, and provided services through 140 locations in the United Kingdom, Germany, Mexico, Poland, the Netherlands, Argentina and Brazil. In 1998, the Company continued to enhance its presence in the United Kingdom, Mexico, Poland, Argentina and Brazil through internal growth, and also commenced both assessing and exploiting opportunities in markets in other countries. In its worldwide operations, the Company is always mindful of its need to mitigate risks, including the minimization of asset and currency exposures.

Within the context of international operations, the Company defines national service as the provision of services within the confines of one particular foreign country. International services require the management of the movement of goods across borders; while global services include both of the foregoing for customers with needs in a number of international markets who may also require multinational coordination of logistic and supply chain management services.

FULL SERVICE LEASING, MAINTENANCE AND SHORT-TERM RENTAL OF TRUCKS, TRACTORS AND TRAILERS

Ryder Truck Rental, Inc., which does business as Ryder Transportation Services ("Ryder Transportation Services"), provides full service leasing to nearly 13,000 customers (ranging from large national enterprises to small companies), with a fleet of 109,124 vehicles (including 14,751 vehicles leased to affiliates), through 894 locations in 48 states, Puerto Rico, and 8 Canadian Provinces. Under a full service lease, Ryder Transportation Services provides customers with vehicles, maintenance, supplies and related equipment necessary for operation, while the customers furnish and supervise their own drivers, and dispatch and exercise control over the vehicles. Additionally, Ryder Transportation Services provides contract maintenance services to more than 1,500 customers, servicing 44,856 vehicles (including approximately 9,560 vehicles owned by affiliates) under maintenance contracts, and provides short-term truck rental, which tends to be seasonal, to commercial customers to supplement their fleets during peak business periods. A fleet of 37,517 vehicles, ranging from heavy-duty tractors and trailers to light-duty trucks, is available for commercial short-term rental. In 1998, Ryder Transportation Services focused on the expansion of its long-term contractual businesses such as the full service leasing of trucks, tractors and trailers, and contract truck maintenance, through internal growth. Additionally in 1998, Ryder Transportation Services continued to develop its expanded range of services for customers. Such services include fleet management, freight management and the Ryder Citicorp Finance Lease program. By expanding its vehicle financing options, Ryder Transportation Services gives customers the flexibility to choose a full service lease or the combination of a finance lease and contract maintenance for their vehicles.

PUBLIC TRANSIT MANAGEMENT, OPERATIONS AND FLEET MAINTENANCE SERVICES AND STUDENT TRANSPORTATION SERVICES

The Company's public sector services are organized under a single management structure for operating efficiencies and in order to focus its marketing efforts on serving the unique needs of the public sector. The umbrella management organization, Ryder Public Transportation Services, provides a wide array of transportation and maintenance services to the public sector through two subsidiaries: Ryder Student Transportation Services, Inc. which operates more than 10,200 school buses under long-term contract for 477 school systems in 26 states; and Ryder/ATE, Inc., which operates or manages nearly 5,000 buses under long-term contracts to 86 public transit agencies in 28 states. In addition, Ryder/ATE, Inc.'s public fleet maintenance unit, Ryder/MLS, manages and maintains over 30,000 pieces of equipment for public transit agencies, cities, counties, colleges and utilities.

Ryder Public Transportation Services is either the largest or second largest private contractor in the three primary markets it serves: student transportation, public transit management and operations, and public fleet management and maintenance for local governments and utilities. In each case, public sector services that are operated by in-house governmental organizations represent two-thirds or more of the market for such services and the biggest opportunity for growth. Due to continuing cost pressures in the public sector and the Company's ability to provide the same or enhanced levels of services, typically at a 10 to 20 percent cost savings, a growing number of governmental organizations are willing to outsource their transportation and fleet maintenance services to Ryder Public Transportation Services.

In 1998, Ryder Public Transportation Services expanded through various methods, including acquisitions, increasing its fleet size by more than 600 buses in the student transportation operation.

DISPOSITION OF REVENUE EARNING EQUIPMENT

The Company's business units have historically disposed of used revenue earning equipment at prices in excess of book value. The gains on the sale of revenue earning equipment (reported as reductions in depreciation expense) were approximately 12%, 11% and 14% of earnings from reportable business segments before interest and taxes in 1998, 1997 and 1996, respectively. The extent to which gains will be realized on future disposal of revenue earning equipment is dependent upon various factors including the general state of the used vehicle market, the age and condition of vehicles at the time of their disposal and depreciation methods with respect to vehicles.

COMPETITION

As an alternative to using the Company's services, customers may choose to provide similar services for themselves, or may choose to purchase similar or alternative services from other third-party vendors.

In the United States and Canada, Ryder Integrated Logistics competes with companies providing similar services on a national, regional and local level. Additionally, this business is subject to potential competition in most of the regions it serves from air cargo, waterborne shipping, railroads and motor carriers. On a country-by-country basis and on a global basis, the Company competes with companies providing similar services in international markets outside the United States and Canada. In the United Kingdom, the markets for full service leasing of trucks, tractors and trailers, and dedicated contract carriage services are well developed and competitive, similar to those in the U.S. and Canada. Ryder Integrated Logistics expects that competition with its services in emerging markets and in the global integrated logistics marketplace will develop. Competitive factors include price, equipment, maintenance, geographical coverage, market knowledge, expertise in logistics related technology, and overall performance (e.g., timeliness, accuracy and flexibility). Value-added differentiation of these service offerings across the full global supply chain will continue to be Ryder Integrated Logistics' overriding strategy.

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

Ryder Public Transportation Services competes with companies that provide similar services in each segment of its operations, although no competitors duplicate the complete array of services that Ryder Public Transportation Services provides. In the student transportation market, one national competitor is larger than Ryder Student Transportation Services, and the next three largest competitors are less than one-half of its size. In addition, over 1,500 small and regional companies compete with Ryder Student Transportation Services on a limited, local market basis. In the public transit market, one national competitor is larger than Ryder/ATE, and less than 100 small and regional companies compete with Ryder/ATE on a limited basis. In the public fleet management and maintenance market, a small number of companies compete with Ryder/MLS, of which MLS is the largest in the delivery of services to cities and counties. In all segments of its operations, Ryder Public Transportation Services has been able to retain over 90% of its contracts on an annual basis through a combination of high quality, customer-focused services, and ongoing improvements in cost efficiency and service innovation.

OTHER DEVELOPMENTS AND FURTHER INFORMATION

Many federal, state and local laws designed to protect the environment, and similar laws in some foreign jurisdictions, have varying degrees of impact on the way the Company and its subsidiaries conduct their business operations, primarily with regard to the use, storage and disposal of petroleum products and various wastes associated with vehicle maintenance activities. Based on information presently available, management believes that the ultimate disposition of such matters, although potentially material to the Company's results of operations in any one year, will not have a material adverse affect on the Company's financial condition or liquidity.

For further discussion concerning the business of the Company and its subsidiaries, see the information referenced under Items 7 and 8 of this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

All of the executive officers of the Company were elected or re-elected to their present offices either at or subsequent to the meeting of the Board of Directors held on May 1, 1998 in conjunction with the Company's 1998 Annual Meeting on the same date. They all hold such offices, at the discretion of the Board of Directors, until their removal, replacement or retirement.

       NAME             AGE                      POSITION
------------------      ---      -----------------------------------------------
M. Anthony Burns        56       Chairman, President and
                                   Chief Executive Officer

Dwight D. Denny         55       Executive Vice President - Development

John H. Dorr            52       President - Ryder Public Transportation
                                   Services, Inc.

Raymond B. Greer        36       President - Ryder Integrated Logistics, Inc.

James B. Griffin        44       President - Ryder Transportation Services

Edwin A. Huston         60       Senior Executive Vice President -
                                   Finance and Chief Financial Officer

Thomas E. McKinnon      54       Executive Vice President - Human
                                   Resources and Corporate Services

Vicki A. O'Meara        41       Executive Vice President, General Counsel and
                                   Secretary

Lisa A. Rickard         43       Senior Vice President - Government Relations

George P. Scanlon       41       Senior Vice President - Planning and Controller

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

Raymond B. Greer has been President - Ryder Integrated Logistics, Inc. since December 1998. Mr. Greer served as Senior Vice President and General Manager - Global Operations from March 1998 to December 1998, as Senior Vice President - Information and Logistics Services from March 1997 to March 1998, as a Regional Vice President and General Manager from January 1995 to March 1997, and as a Regional Distribution Manager from May 1994 to January 1995. Previously, Mr. Greer spent 11 years with Federal Express in various operational, engineering and technology capacities, most recently as Global Contract Director for FedEx Logistics.

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

Vicki A. O'Meara has been Executive Vice President and General Counsel since June 1997 and Secretary since February 1998. Previously, Ms. O'Meara was with the Chicago office of the law firm of Jones Day Reavis & Pogue where she was a partner and chair of the firm's worldwide Environmental, Health and Safety practice; and prior to that was Assistant Attorney General, heading the Environmental and Natural Resources Division of the U.S. Department of Justice.

Lisa A. Rickard has been Senior Vice President - Government Relations since January 1997. Ms. Rickard served as Vice President - Federal Affairs from January 1994 until January 1997. From June 1982 until December 1993, Ms. Rickard was with the Washington law firm of Akin, Gump, Strauss, Hauer & Feld, LLP, where she was a partner.

George P. Scanlon has been Senior Vice President - Planning and Controller since August 1998 and served as Vice President - Planning and Controller from January 1997. Mr. Scanlon is the Company's principal accounting officer. Prior to that, Mr. Scanlon served as Vice President - Corporate Planning since August 1996. Mr. Scanlon served as Group Director - Corporate Planning from October 1993 until August 1996 and Group Director - Audit Services from March 1991 until October 1993.

                              ITEM 2.  PROPERTIES

The Company's property consists primarily of vehicles, vehicle maintenance and repair facilities, and other real estate and improvements. Information regarding vehicles is included in Item 1, which is incorporated herein by reference.

Ryder Integrated Logistics, Inc. has 735 locations in the United States and Canada; 5 of these facilities are owned and the remainder are leased. Such locations generally include a warehouse and administrative offices.

The Company's international operations has 140 locations in the United Kingdom, Germany, The Netherlands, Mexico, Poland, Argentina, and Brazil; 21 of these facilities are owned and the remainder are leased. Such locations generally include a repair shop, warehouse and administrative offices.

Ryder Transportaton Services has 894 locations in the United States, Puerto Rico and Canada; 385 of these facilities are owned and the remainder are leased. Such locations generally include a repair shop and administrative offices.

Ryder Public Transportation Services has 340 locations in the United States; all of which are leased.


                           ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in various claims, lawsuits, and administrative actions arising in the course of their businesses. Some involve claims for substantial amounts of money and/or claims for punitive damages. While any proceeding or litigation has an element of uncertainty, management believes that the disposition of such matters, in the aggregate, will not have a material impact on the consolidated financial condition, results of operations or liquidity of the Company and its subsidiaries.


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


There were no matters submitted to a vote of security holders during the quarter ended December 31, 1998.

                                          PART II

                       ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                              AND RELATED STOCKHOLDER MATTERS

The information required by Item 5 is incorporated by reference from page 46 ("Quarterly Financial and Common Stock Data") of the Ryder System, Inc. 1998 Annual Report to Shareholders.

                              ITEM 6. SELECTED FINANCIAL DATA

The information required by Item 6 is incorporated by reference from page 46 ("Five Year Summary") of the Ryder System, Inc. 1998 Annual Report to Shareholders.

                      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is incorporated by reference from pages 16 through 27 of the Ryder System, Inc. 1998 Annual Report to Shareholders.

            ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Company is exposed to fluctuations in interest rates and foreign exchange rates. The Company manages such exposures in several ways including the use of a variety of derivative financial instruments when deemed prudent. The Company does not enter into leveraged financial transactions or use derivative financial instruments for trading purposes.

The exposure to market risk for changes in interest rates relates primarily to debt obligations. The Company's interest rate risk management program objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. The Company manages its exposure to interest rate risk through the proportion of fixed rate and variable rate debt in the total debt portfolio. The Company targets variable rate debt levels at 25%-30% of total financing obligations, including the present value of off-balance sheet obligations such as operating leases. From time to time, the Company also uses interest rate swap and cap agreements to manage its fixed rate and variable rate exposure and to better match the repricing of its debt instruments to that of its portfolio of assets. No interest rate swap or cap agreements were outstanding at December 31, 1998.

The following table summarizes debt obligations outstanding as of December 31, 1998 expressed in U.S. dollar equivalents. The table shows the amount of debt, including current portion, and related weighted average interest rates by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 1998. This information should be read in conjunction with the "Notes to Consolidated Financial Statements-Debt" contained in the Ryder System, Inc. 1998 Annual Report to Shareholders.


                                                                                 DECEMBER 31,
                                                 -----------------------------------------------------------------------------------
                                                                            EXPECTED MATURITY DATE
                                                 -----------------------------------------------------------------------------------
(Dollars in thousands)                             1999      2000      2001      2002      2003  THEREAFTER     TOTAL     FAIR VALUE
-----------------------------------              --------   -------   -------   -------   ------ ----------  ----------    ---------
Total Fixed Rate-Dollar Denominated              $374,270   443,738   281,287   107,502   92,657   691,350    1,990,804    2,060,816
     Average interest rate                           7.54%     7.41%     7.33%     7.33%    7.47%     7.51%

Total Fixed Rate-Pound Sterling Denominated        24,893    24,893    24,893    58,083        -         -      132,762      136,587
     Average interest rate                           8.06%     8.17%     8.17%     7.88%       -         -

Total Fixed Rate-Canadian Dollars                  22,873    19,605    22,873         -    9,803         -       75,154       75,356
     Average interest rate                           7.22%     7.12%     6.49%     5.75%    5.75%        -

Total Fixed Rate-Brazilian Real                     7,917     2,115     1,070       840      227         -       12,169       12,328
     Average interest rate                           8.00%     8.00%     8.00%     8.00%    8.00%        -

Total Fixed Rate-German Deutsche Mark               2,697     3,256     3,256     1,458    1,458     3,600       15,725       16,640
     Average interest rate                           5.47%     5.57%     5.67%     5.88%    5.91%     5.96%

Total Variable Rate Commercial Paper (a)                -         -         -   197,500        -         -      197,500      197,500
     Average interest rate                           5.08%     5.02%     5.05%     5.56%       -         -

Total Variable Rate-Dollar Denominated                  -         -         -     9,382        -         -        9,382        9,382
     Average interest rate                           5.19%     5.13%     5.17%     5.69%       -         -

Total Variable Rate-Pound Sterling Denominated     34,850         -         -    54,764        -         -       89,614       89,614
     Average interest rate                           5.68%     5.67%     5.48%     5.40%       -         -

Total Variable Rate-Canadian Dollar                     -         -         -    18,102        -         -       18,102       18,102
     Average interest rate                           5.11%     5.24%     5.41%     5.53%       -         -

Total Variable Rate-German Deutsche Mark                -         -         -     4,615        -         -        4,615        4,615
     Average interest rate                           3.57%     3.56%     3.84%     4.11%       -         -

Total Variable Rate-Argentine Peso                  2,500         -         -         -        -         -        2,500        2,500
     Average interest rate                          11.50%        -         -         -        -         -
                                                                                                             ----------    ---------
Total Debt (b)                                                                                               $2,548,327    2,623,440
                                                                                                             ==========    =========

(a) Assumed to be renewed through June 2002. As discussed in the "Debt" note to the consolidated financial statements contained in the 1998 Annual Report to Shareholders, the commercial paper program is supported by the Company's $720 million global credit facility which is scheduled to expire in June 2002. The Company classified commercial paper borrowings as long-term debt in the consolidated balance sheet at December 31, 1998.

(b) Excludes capital leases.

The exposure to market risk for changes in foreign exchange rates relates primarily to foreign operations' buying, selling and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. The Company manages its exposure to foreign exchange rate risk related to foreign operations' buying, selling and financing in currencies other than local currencies by naturally offsetting assets and liabilities not denominated in local currencies. The Company also uses foreign currency option contracts and forward agreements to preserve the carrying value of foreign currency assets, liabilities, commitments and anticipated foreign currency transactions. No foreign currency option contracts or forward agreements were outstanding at December 31, 1998. The Company does not generally hedge the translation exposure related to its net investment in foreign subsidiaries. Based on the overall level of transactions denominated in other than local currencies and of the net investment in foreign subsidiaries, the exposure to market risk for changes in foreign exchange rates is not material.

                    ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is incorporated by reference from pages 29 through 45 and page 46 ("Quarterly Financial and Common Stock Data") of the Ryder System, Inc. 1998 Annual Report to Shareholders.

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The information required by Item 10 regarding directors is incorporated by reference from pages 4 through 8 of the Ryder System, Inc. 1999 Proxy Statement.

The information required by Item 10 regarding executive officers is set out in
Item 1 of Part I of this Form 10-K Annual Report.

Additional information required by Item 10 is incorporated by reference from page 17 ("Section 16(a) Beneficial Ownership Reporting Compliance") of the Ryder System, Inc. 1999 Proxy Statement.


                              ITEM 11. EXECUTIVE COMPENSATION


The information required by Item 11 is incorporated by reference from pages 9 and 10 ("Compensation of Directors") and 21 through 24 of the Ryder System, Inc. 1999 Proxy Statement.


     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The information required by Item 12 is incorporated by reference from pages 16 and 17 of the Ryder System, Inc. 1999 Proxy Statement.


                  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The information required by Item 13 is incorporated by reference from page 10 of the Ryder System, Inc. 1999 Proxy Statement.

                                     PART IV


                     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                                  AND REPORTS ON FORM 8-K


(a) 1. Financial Statements for Ryder System, Inc. and Consolidated
       Subsidiaries:

       Items A through F are incorporated by reference from pages 28 through 45 of the Ryder System, Inc. 1998 Annual Report to Shareholders.

       A) Consolidated Statements of Operations for years ended December 31, 1998, 1997 and 1996.

       B)   Consolidated Balance Sheets as of December 31, 1998 and 1997.

       C) Consolidated Statements of Cash Flows for years ended December 31, 1998, 1997 and 1996.

       D) Consolidated Statements of Shareholders' Equity for years ended December 31, 1998, 1997 and 1996.

       E)   Notes to Consolidated Financial Statements.

       F)   Independent Auditors' Report.


    2.   Not applicable.


         All other schedules and statements are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

         Supplementary Financial Information consisting of selected quarterly financial data is incorporated by reference from page 46 of the Ryder System, Inc. 1998 Annual Report to Shareholders.

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

10.3(a) The Ryder System, Inc. 1998 Incentive Compensation Plan for Headquarters Executive Management Levels MS 11 and Higher, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated by reference to this report.

10.3(b) The Ryder System, Inc. 1999 Incentive Compensation Plan for Headquarters Executive Management Levels MS 11 and Higher.

10.4(a) The form of Ryder System, Inc. 1980 Stock Incentive Plan, as amended and restated as of August 15, 1996, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated by reference into this report.

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

10.4(d) The form of Ryder System, Inc. 1995 Stock Incentive Plan, as amended and restated as of August 15, 1996, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated by reference into this report.

10.5(a) The Ryder System, Inc. Directors Stock Plan, as amended and restated as of December 17, 1993, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated by reference into this report.

10.5(b) The form of Ryder System, Inc. Directors Stock Award Plan dated as of May 2, 1997, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated by reference into this report.

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

10.9(a) The form of Ryder System, Inc. Stock for Merit Increase Replacement Plan, as amended and restated as of August 15, 1996, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated by reference into this report.

10.9(b) The form of Ryder System, Inc. Non-Qualified Stock Option Agreement, dated as of February 17, 1998.

10.10 The form of Ryder System, Inc. Deferred Compensation Plan effective January 1, 1997, as amended and restated as of November 3, 1997, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated by reference into this report.

10.11 The Asset and Stock Purchase Agreement by and between Ryder Truck Rental, Inc. and RCTR Holdings, Inc. dated as of September 19, 1996, filed with the Commission on September 20, 1996 as an exhibit to the Company's report on Form 8-K, is incorporated by reference into this report.

10.12 The Acquisition Agreement among Ryder System, Inc. and Allied Holdings, Inc., AH Acquisition Corp., Canadian Acquisition Corp. and Axis National Inc., dated as of August 20, 1997, filed with the Commission on October 16, 1997 as an exhibit to the Company's report on Form 8-K, is incorporated by reference into this report.

13.1 Portions of the Ryder System, Inc. 1998 Annual Report to Shareholders. Those portions of the Ryder System, Inc. 1998 Annual Report to Shareholders which are not incorporated by reference into this report are furnished to the Commission solely for information purposes and are not to be deemed "filed" as part of this report.

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

24.1       Manually executed powers of attorney for each of:

                    Joseph L. Dionne
                    Edward T. Foote II
                    David I. Fuente

                    John A. Georges
                    Vernon E. Jordan, Jr.
                    David T. Kearns
                    Lynn M. Martin
                    Paul J. Rizzo
                    Christine A. Varney
                    Alva O. Way

  27.1   Financial Data Schedule.


(b) Reports on Form 8-K:

         No such reports were filed.

(c)  Executive Compensation Plans and Arrangements:

         Please refer to the description of Exhibits 10.1 through 10.12 set forth under Item 14(a)3 of this report for a listing of all management contracts and compensation plans and arrangements filed with this report pursuant to Item 601(b)(10) of Regulation S-K.

(d)  Not applicable

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 26, 1999                 RYDER SYSTEM, INC.


                                      By: /s/ M. ANTHONY BURNS
                                          --------------------------
                                          M. Anthony Burns
                                          Chairman, President and Chief
                                          Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 26, 1999                 By: /s/ M. ANTHONY BURNS
                                          --------------------------
                                          M. Anthony Burns
                                          Chairman, President and Chief
                                          Executive Officer
                                          (Principal Executive Officer)


Date:  March 26, 1999                 By: /s/ EDWIN A. HUSTON
                                          ---------------------------
                                          Edwin A. Huston
                                          Senior Executive Vice President -
                                          Finance and Chief Financial Officer
                                          (Principal Financial Officer)



Date:  March 26, 1999                 By: /s/ GEORGE P. SCANLON
                                          ----------------------------
                                          George P. Scanlon
                                          Senior Vice President - Planning
                                          and Controller
                                          (Principal Accounting Officer)

Date:  March 26, 1999                 By: /s/ JOSEPH L. DIONNE  *
                                          ------------------------------
                                          Joseph L. Dionne
                                          Director


Date:  March 26, 1999                 By: /s/ EDWARD T. FOOTE II  *
                                          ------------------------------
                                          Edward T. Foote II
                                          Director


Date:  March 26, 1999                 By: /s/ DAVID I. FUENTE  *
                                          ------------------------------
                                          David I. Fuente
                                          Director


Date:  March 26, 1999                 By: /s/ JOHN A. GEORGES *
                                          ------------------------------
                                          John A. Georges
                                          Director


Date:  March 26, 1999                 By: /s/ VERNON E. JORDAN, JR. *
                                          -------------------------------
                                          Vernon E. Jordan, Jr.
                                          Director


Date:  March 26, 1999                 By: /s/ DAVID T. KEARNS *
                                          ------------------------------
                                          David T. Kearns
                                          Director


Date:  March 26, 1999                 By: /s/ LYNN M. MARTIN *
                                          ------------------------------
                                          Lynn M. Martin
                                          Director


Date:  March 26, 1999                 By: /s/ PAUL J. RIZZO *
                                          -----------------------------
                                          Paul J. Rizzo
                                          Director


Date:  March 26, 1999                 By: /s/ CHRISTINE A. VARNEY *
                                          -----------------------------
                                          Christine A. Varney
                                          Director


Date:  March 26, 1999                 By: /s/ ALVA O. WAY *
                                          -----------------------------
                                          Alva O. Way
                                          Director


                                     *By: /s/ DIANA H. HULL
                                          -----------------------------
                                          Diana H. Hull
                                          Attorney-in-Fact

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT
NUMBER         DESCRIPTION
--------       ------------

10.3(b) The Ryder System, Inc. 1999 Incentive Compensation Plan for Headquarters Executive Management Levels MS 11 and Higher.

10.9(b) The form of Ryder System, Inc. Non-Qualified Stock Option Agreement, dated as of February 17, 1998.

13.1 Portions of the Ryder System, Inc. 1998 Annual Report to Shareholders. Those portions of the Ryder System, Inc. 1998 Annual Report to Shareholders which are not incorporated by reference into this report are furnished to the Commission solely for information purposes and are not to be deemed "filed" as part of this report.

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

24.1           Manually executed powers of attorney for each of:

                    Joseph L. Dionne
                    Edward T. Foote II
                    David I. Fuente
                    John A. Georges
                    Vernon E. Jordan, Jr.
                    David T. Kearns
                    Lynn M. Martin
                    Paul J. Rizzo
                    Christine A. Varney
                    Alva O. Way

27.1           Financial Data Schedule.