Form 10-Q
period 1999-03-31
RYDER SYSTEM INC
filed 1999-05-06
CIK 85961

--------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

Ryder System, Inc. had 70,807,341 shares of common stock ($0.50 par value per share) outstanding as of April 30, 1999.

--------------------------------------------------------------------------------

                                RYDER SYSTEM, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

        Consolidated Condensed Statements of Earnings -
        Three months ended March 31, 1999 and 1998 (unaudited)                3

        Consolidated Condensed Balance Sheets -
        March 31, 1999 (unaudited) and December 31, 1998                      4

        Consolidated Condensed Statements of Cash Flows -
        Three months ended March 31, 1999 and 1998 (unaudited)                5

        Notes to Consolidated Condensed Financial Statements                  6

        Independent Accountants' Review Report                                9

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            10

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk            23

                          PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K                                     24

        Signatures                                                           25

        Exhibit Index                                                        26

                          PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Ryder System, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

---------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 1999 and 1998
(In thousands, except per share amounts)                                                       1999             1998
---------------------------------------------------------------------------------------------------------------------
Revenue                                                                              $    1,320,648        1,245,617
                                                                                     ---------------   --------------
Operating expense                                                                           969,539          909,943
Freight under management expense                                                             99,119           77,913
Year 2000 expense                                                                            14,383            5,088
Depreciation expense, net of gains (1999 - $14,003; 1998 - $14,311)                         149,829          146,758
Interest expense                                                                             48,652           48,408
Miscellaneous expense (income), net                                                           2,961           (4,415)
                                                                                     ---------------   --------------
                                                                                          1,284,483        1,183,695
                                                                                     ---------------   --------------
  Earnings before income taxes                                                               36,165           61,922
Provision for income taxes                                                                   14,025           24,648
                                                                                     ---------------   --------------
  Net earnings                                                                       $       22,140           37,274
                                                                                     ===============   ==============

Earnings per common share - Basic and Diluted                                        $         0.31             0.50
                                                                                     ===============   ==============
Cash dividends per common share                                                      $         0.15             0.15
                                                                                     ===============   ==============

See accompanying notes to consolidated condensed financial statements.

Ryder System, Inc. and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------
                                                                                          March 31,     December 31,
(Dollars in thousands, except per share amounts)                                               1999             1998
---------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                          $       55,244          138,353
  Receivables                                                                               605,756          559,141
  Inventories                                                                                69,959           67,605
  Tires in service                                                                          177,450          166,578
  Prepaid expenses and other current assets                                                 156,253          111,170
                                                                                     ---------------   --------------
        Total current assets                                                              1,064,662        1,042,847
Revenue earning equipment                                                                 3,416,434        3,211,969
Operating property and equipment                                                            591,943          597,951
Direct financing leases and other assets                                                    566,475          543,242
Intangible assets and deferred charges                                                      311,332          312,592
                                                                                     ---------------   --------------
                                                                                     $    5,950,846        5,708,601
                                                                                     ===============   ==============
Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt                                                  $      607,529          483,334
  Accounts payable                                                                          529,552          399,495
  Accrued expenses                                                                          458,313          479,835
                                                                                     ---------------   --------------
        Total current liabilities                                                         1,595,394        1,362,664
Long-term debt                                                                            2,111,139        2,099,697
Deferred income taxes                                                                       820,379          807,623
Other non-current liabilities                                                               330,906          343,003
                                                                                     ---------------   --------------
        Total liabilities                                                                 4,857,818        4,612,987
                                                                                     ---------------   --------------
Shareholders' equity:
    Common stock of $0.50 par value per share (shares outstanding at
        March 31, 1999 - 71,013,529; December 31, 1998 - 71,280,247)                       609,482          610,543
    Retained earnings                                                                       509,047          504,105
    Accumulated other comprehensive income                                                  (25,501)         (19,034)
                                                                                     ---------------   --------------
        Total shareholders' equity                                                        1,093,028        1,095,614
                                                                                     ---------------   --------------
                                                                                     $    5,950,846        5,708,601
                                                                                     ===============   ==============

See accompanying notes to consolidated condensed financial statements.

Ryder System, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 1999 and 1998
(In thousands)                                                                                 1999             1998
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net earnings                                                                     $       22,140           37,274
    Depreciation expense, net of gains                                                      149,829          146,758
    Amortization expense and other non-cash charges, net                                      4,394             (533)
    Deferred income tax expense                                                              13,928           14,247
    Changes in operating assets and liabilities, net of acquisitions:
        Decrease in aggregate balance of trade receivables sold                             (75,000)               -
        Receivables                                                                          28,063           14,741
        Inventories                                                                          (2,354)           2,255
        Prepaid expenses and other assets                                                   (50,064)         (68,745)
        Accounts payable                                                                    130,058           38,657
        Accrued expenses and other non-current liabilities                                  (34,369)         (27,217)
                                                                                     ---------------   --------------
                                                                                            186,625          157,437
                                                                                     ---------------   --------------
Cash flows from financing activities:
    Net change in commercial paper borrowings                                               138,571          135,410
    Debt proceeds                                                                            79,013            9,107
    Debt repaid, including capital lease obligations                                        (71,042)        (140,151)
    Common stock repurchased                                                                 (9,626)               -
    Common stock issued                                                                       2,017           14,564
    Dividends on common stock                                                               (10,664)         (11,130)
                                                                                     ---------------   --------------
                                                                                            128,269            7,800
                                                                                     ---------------   --------------
Cash flows from investing activities:
    Purchases of property and revenue earning equipment                                    (566,166)        (270,566)
    Sales of property and revenue earning equipment                                          86,166           87,979
    Sale and leaseback of revenue earning equipment                                          78,852                -
    Acquisitions, net of cash acquired                                                            -           (4,933)
    Other, net                                                                                3,145              335
                                                                                     ---------------   --------------
                                                                                           (398,003)        (187,185)
                                                                                     ---------------   --------------
Decrease in cash and cash equivalents                                                       (83,109)         (21,948)
Cash and cash equivalents at January 1                                                      138,353           78,370
                                                                                     ---------------   --------------
Cash and cash equivalents at March 31                                                $       55,244           56,422
                                                                                     ===============   ==============

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(A)      INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited consolidated condensed financial statements include the accounts of Ryder System, Inc. and subsidiaries (the "Company") and have been prepared by the Company in accordance with the accounting policies described in the 1998 Annual Report and should be read in conjunction with the consolidated financial statements and notes which appear in that report. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. Certain 1998 amounts have been reclassified to conform with current year presentation.

(B)      EARNINGS PER SHARE INFORMATION

         Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share reflects the dilutive effect of potential common share issuances from securities such as stock options. The dilutive effect of stock options is computed using the treasury stock method, which assumes the repurchase of common shares by the Company at the average market price for the period. A reconciliation of the number of shares used in computing basic and diluted earnings per share for the three months ended March 31, 1999 and 1998 follows (in thousands):

                                                                 1999      1998
                                                               ------    ------
         Weighted average shares outstanding-Basic             71,188    73,971

         Common equivalents:
           Shares issuable under outstanding dilutive options   2,703     4,905
           Shares assumed repurchased based
             on the average market price for the period        (2,508)   (3,976)
           Dilutive effect of exercised options prior to
             being exercised                                       13       106
                                                               ------    ------
                                                                  208     1,035
                                                               ------    ------
         Weighted average shares outstanding-Diluted           71,396    75,006
                                                               ======    ======
         Anti-dilutive options not included above               4,330     1,228
                                                               ======    ======

(C)      SEGMENT INFORMATION

         The Company operates in four business segments: (1) Transportation Services, which provides full service leasing, commercial rental and programmed maintenance of trucks, tractors and trailers to customers throughout the U.S. and Canada; (2) Integrated Logistics, which provides support services for customers' entire supply chains, from inbound raw materials supply through finished goods distribution, including dedicated contract carriage, the management of carriers, and inventory deployment throughout the U.S. and Canada; (3) Public Transportation Services, which provides student transportation, transit management, and fleet management and maintenance services to the U.S. public sector; and (4) International, which provides full service leasing, commercial rental, programmed maintenance and logistics services in Europe, South America and Mexico.

         The Company evaluates segment financial performance based upon several factors, of which the primary measure is earnings before income taxes and Year 2000 expense. Business segment earnings before income taxes represent the total profit earned from each segment's customers across all of the Company's segments and include allocations of certain overhead costs. The Transportation Services segment leases revenue earning equipment, sells fuel and provides maintenance and other ancillary services to the Integrated Logistics segment. Likewise, the Transportation Services segment sells fuel and provides maintenance services to the Public Transporation Services segment. Intersegment sales are accounted for at fair value as if the sales were made to third parties. Interest expense, net is allocated to the various business segments based upon targeted debt to equity ratios using an interest factor, which reflects the Company's average total cost of debt. The following table sets forth the revenue and pretax earnings for each of the Company's business segments for the three months ended March 31, 1999 and 1998 (in thousands):

                                                           1999            1998
                                                     ----------       ---------
         Revenue:
           Transportation Services                   $  710,379         698,041
           Integrated Logistics                         398,261         361,012
           Public Transportation Services               166,626         153,099
           International                                139,140         122,994
           Intersegment eliminations                    (93,758)        (89,529)
                                                     ----------       ---------
             Total revenue                           $1,320,648       1,245,617
                                                     ==========       =========

         Earnings before income taxes:
           Transportation Services                   $   49,976          48,060
           Integrated Logistics                           9,244          13,470
           Public Transportation Services                17,650          19,505
           International                                 (6,404)         (1,858)
           Intersegment eliminations                    (13,135)        (13,318)
                                                     ----------       ---------
             Total from reportable segments              57,331          65,859
           Corporate administrative
             expenses and other                          (6,783)          1,151
           Year 2000 expense                            (14,383)         (5,088)
                                                     ----------       ---------
             Total earnings before income taxes      $   36,165          61,922
                                                     ==========       =========

(D)      COMPREHENSIVE INCOME

         Comprehensive income presents a measure of all changes in shareholders' equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The Company's total comprehensive income presently consists of net earnings and currency translation adjustments associated with foreign operations which use the local currency as their functional currency. Total comprehensive income for the three months ended March 31, 1999 and 1998 was $15.7 million and $38.5 million, respectively. The decrease in total comprehensive income was due primarily to lower net earnings and increased currency translation losses associated with the strengthening U.S. dollar relative to local currencies in Brazil and the U.K.

                     Independent Accountants' Review Report

The Board of Directors and Shareholders
Ryder System, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Ryder System, Inc. and subsidiaries as of March 31, 1999, and the related consolidated condensed statements of earnings and cash flows for the three months ended March 31, 1999 and 1998. These consolidated condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Ryder System, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 4, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Miami, Florida
April 21, 1999

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations --
              Three months ended March 31, 1999 and 1998

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

The Company operates in four business segments: (1) Transportation Services, which provides full service leasing, commercial rental and programmed maintenance of trucks, tractors and trailers to customers throughout the U.S. and Canada; (2) Integrated Logistics, which provides support services for customers' entire supply chains, from inbound raw materials supply through finished goods distribution, including dedicated contract carriage, the management of carriers, and inventory deployment throughout the U.S. and Canada;
(3) Public Transportation Services, which provides student transportation, transit management, and fleet management and maintenance services to the U.S. public sector; and (4) International, which provides full service leasing, commercial rental, programmed maintenance and logistics services in Europe, South America and Mexico.

The Company reported earnings prior to Year 2000 expense of $30.9 million, or $0.43 a diluted share, in the first quarter of 1999, compared with $40.3 million, or $0.54 a diluted share, in the same 1998 period. Including Year 2000 expense, net earnings in the first quarter of 1999 were $22.1 million, or $0.31 a diluted share, compared with $37.3 million, or $0.50 a diluted share, in the first quarter of 1998. The decline in net earnings was due primarily to increased Year 2000 costs, reduced profitability in the Integrated Logistics and International segments and the absence of certain non-recurring gains realized in the first quarter of 1998.

Revenue in the first quarter of 1999 increased 6%, to $1.32 billion, compared with $1.25 billion in the first quarter of 1998. Integrated Logistics, International and Public Transportation Services led the revenue growth. Transportation Services also posted slightly higher revenue in the first quarter of 1999 reflecting an improvement in full service leasing and commercial rental revenue offset by decreased fuel revenue associated with declining fuel prices and volumes.

Operating expense increased 7% in the first quarter of 1999 compared with the first quarter of 1998. The increase was primarily a result of higher business volumes and was reflected in higher compensation and employee benefits expenses, outside driver costs, vehicle liability and technology costs. These increases were partially offset by lower fuel costs. Operating expense as a percentage of revenue was 73% in both periods.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)--
              Three months ended March 31, 1999 and 1998

Freight under management expense, which represents subcontracted freight costs on logistics contracts where the Company purchases transportation, increased $21 million, or 27%, in the first quarter of 1999 compared with the same 1998 period. Freight under management expense as a percentage of revenue also increased from 6% in the first quarter of 1998 to 8% in the first quarter of 1999. The increases reflect the growth in these integrated logistics contracts experienced since the latter half of 1997.

Incremental Year 2000 expense totaled $14.4 million ($8.8 million after tax, or $0.12 a diluted share) in the first quarter of 1999, compared with $5.1 million ($3.0 million after tax, or $0.04 a diluted share) in the same period last year. See "Year 2000 Preparation" for a further discussion of this matter.

Depreciation expense (before gains on vehicle sales) increased 2% in the first quarter of 1999 compared with the first quarter of 1998 reflecting growth in the average size of the full service lease and commercial rental fleets. Gains on vehicle sales remained relatively the same in both periods as an increase in the number of vehicles sold in the first quarter of 1999 was offset by a lower average gain per vehicle sold during the same period. As a percentage of revenue, depreciation expense, net of gains, declined from 12% in the first quarter of 1998 to 11% in the first quarter of 1999.

Interest expense of $49 million in the first quarter of 1999 was relatively unchanged from the same period last year as average debt levels and interest rates were comparable for each of the periods. The 1999 increase in debt of $136 million occurred late in the first quarter of 1999 and resulted primarily from increased levels of capital spending.

Miscellaneous expense (income), net totaled $3 million in the first quarter of 1999 compared with $(4) million in the same period last year. The decrease was due primarily to the absence of gains on the sale of facilities and properties in the first quarter of 1999 and increased costs associated with selling, with limited recourse, more trade receivables during the 1999 period.

The Company's effective tax rate in the first quarter of 1999 was 38.8% compared with 39.8% in the same 1998 period.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)--
              Three months ended March 31, 1999 and 1998

OPERATING RESULTS BY BUSINESS SEGMENT

                                                     For the three
                                                      months ended
                                                        March 31,
(In thousands)                                     1999            1998
-----------------------------------------------------------------------
Revenue:
  Transportation Services:
    Full service lease and
      programmed maintenance                 $  405,256         393,594
    Commercial rental                           112,867         101,199
    Fuel                                        125,603         138,288
    Other                                        66,653          64,960
                                             ----------       ---------
                                                710,379         698,041
  Integrated Logistics                          398,261         361,012
  Public Transportation Services                166,626         153,099
  International                                 139,140         122,994
  Intersegment eliminations                     (93,758)        (89,529)
                                             ----------       ---------
    Total revenue                            $1,320,648       1,245,617
                                             ==========       =========

Earnings before income taxes:
  Transportation Services                    $   49,976          48,060
  Integrated Logistics                            9,244          13,470
  Public Transportation Services                 17,650          19,505
  International                                  (6,404)         (1,858)
  Intersegment eliminations                     (13,135)        (13,318)
                                             ----------       ---------
    Total from reportable segments               57,331          65,859
  Corporate administrative
    expenses and other                           (6,783)          1,151
  Year 2000 expense                             (14,383)         (5,088)
                                             ----------       ---------
    Total earnings before income taxes       $   36,165          61,922
                                             ==========       =========

Vehicle Fleet Size (owned and leased):

                                    March 31,      December 31,        March 31,
                                         1999              1998             1998
--------------------------------------------------------------------------------
Transportation Services:
  Full service lease                  111,720           109,124          104,664
  Commercial rental                    38,404            37,517           33,923
  Service vehicles                      2,114             2,127            2,068
                                      -------           -------          -------
                                      152,238           148,768          140,655
Public Transportation Services         10,526            10,439           10,067
International                          13,658            13,802           13,286
Integrated Logistics                      103               107              109
                                      -------           -------          -------
                                      176,525           173,116          164,117
                                      =======           =======          =======

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)--
              Three months ended March 31, 1999 and 1998

The Company evaluates financial performance based upon several factors, of which the primary measure is business segment earnings before income taxes and one-time items such as Year 2000 expense. Business segment earnings before income taxes represent the total profit earned from each segment's customers across all of the Company's segments and include allocations of certain overhead costs.

INTEGRATED LOGISTICS

Total revenue from Integrated Logistics increased 10% in the first quarter of 1999 compared with the same period last year due primarily to expansion of revenue with existing customers and start-up of new business sold in the previous year, which offset lost business in the dedicated contract carriage sector. The largest component of growth in 1999 continued to come from logistics contracts where the Company manages the transportation of freight and subcontracts the delivery of products to third parties. Operating revenue (which excludes subcontracted freight costs) increased 6% in the first quarter of 1999 compared with the same 1998 period. New business sales remained strong for the first quarter of 1999. Management continues to believe that improved sales force capabilities, industry segmentation, and the ability to leverage rapidly emerging logistics technologies and alliances to enhance service offerings should result in continued new sales growth and increasing revenue growth rates for the remainder of 1999.

Integrated Logistics pretax earnings in the first quarter of 1999 were $9 million compared with $13 million in the same period last year. Pretax earnings as a percentage of operating revenue decreased to 3.1% in the first quarter of 1999 from 4.8% in the comparable 1998 period. Pretax earnings in the first quarter of 1999 were impacted by lower volumes in a segment of the carrier management business, reduced margins as a result of lost dedicated contract carriage business, increased start-up costs for new business, increased vehicle liability costs and higher overhead costs to support product development and marketing initiatives. Management expects these factors to continue over the near term.

TRANSPORTATION SERVICES

Total revenue in the Transportation Services segment increased 2% in the first quarter of 1999 compared with the same 1998 period. Total revenue continues to be impacted by lower fuel revenue, which is due to a decline in both price and volume. Dry revenue (revenue excluding fuel) increased 4% in the first quarter of 1999 compared with the same period last year, due primarily to growth in commercial rental revenue. Full service leasing and programmed maintenance revenue for the first quarter of 1999 was $405 million, an increase of 3% from the first quarter of 1998. Despite continued strong new sales of truck leases in the first quarter of 1999, the revenue growth rate for this product offering was impacted by delays in deliveries of new vehicles from manufacturers, in-service processing efforts and non-renewals. As the year progresses, management expects to see improvement in the timing of vehicle deliveries from equipment manufacturers and of in-service processing efforts which, when combined with continued strong sales efforts, should result in higher lease revenue growth in 1999.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)--
              Three months ended March 31, 1999 and 1998

Commercial rental revenue increased 12% to $113 million in the first quarter of 1999, compared with $101 million in the first quarter of 1998. The increase in revenue reflects continued strong utilization of a larger average commercial rental fleet, especially from full service lease customers awaiting delivery of new lease equipment. Such "awaiting new lease" rental revenue increased $8 million, or 90%, in the first quarter of 1999 compared with the same period last year. Fuel revenue decreased 9% in the first quarter of 1999, compared with the first quarter of 1998, as a result of lower fuel prices and slightly lower volumes. Other transportation services revenue, consisting of third-party maintenance, trailer rentals and other ancillary revenue to support product lines, increased 3% in the first quarter of 1999 compared with the same period last year.

Transportation Services pretax earnings increased 4% to $50 million in the first quarter of 1999 compared with the first quarter of 1998. The improvement in segment pretax earnings resulted primarily from higher revenue, which offset a decrease in real estate gains in the first quarter of 1999 compared with the same period last year. As a percentage of dry revenue, earnings before income taxes remained about the same at 8.5%. Operating margin (revenue less direct operating expenses, depreciation and interest expense) and operating margin as a percentage of revenue from full service leasing increased in the first quarter of 1999 compared with the same period last year, reflecting revenue growth from new sales and improved pricing. Commercial rental operating margin and operating margin as a percentage of revenue also increased in the first quarter of 1999, compared with the same 1998 period, reflecting continued strong utilization of a larger average fleet and improved operating efficiencies.

PUBLIC TRANSPORTATION SERVICES

Public Transportation Services revenue increased 9% in the first quarter of 1999 compared with the same 1998 period. The revenue growth resulted from new student transportation and transit management business, as well as several acquisitions completed in student transportation services in 1998. Pretax earnings in Public Transportation Services declined 10% in the first quarter of 1999 compared with the first quarter of 1998 and pretax earnings as a percentage of revenue declined to 10.6% in the first three months of 1999 compared with 12.7% in the same period of 1998. These results reflect reduced profitability in the student transportation business, which suffered from bad weather and higher driver compensation costs in several regions. While driver compensation costs are expected to remain higher on a comparable basis in the second quarter, management expects to obtain rate increases during the second quarter which should favorably impact results for the latter half of 1999.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)--
              Three months ended March 31, 1999 and 1998

INTERNATIONAL

International segment revenue increased 13% to $139 million in the first quarter of 1999 compared with $123 million in the first quarter of 1998. The revenue growth resulted primarily from the May 1998 acquisition of the remaining interest in Companhia Transportadora e Comercial Translor, S.A., a Brazilian logistics company. The International segment recorded a pretax loss of $6 million in the first quarter of 1999 compared with a pretax loss of $2 million in the same 1998 period. Results were negatively impacted by reduced profitability in the U.K. operations, related primarily to a softer U.K. economy, as well as higher costs due in part to the reorganization of the U.K. truck leasing and rental business, previously held for sale. International results also suffered from the impact of economic difficulties experienced in Brazil and Argentina, as well as higher costs in the European logistics operations reflecting infrastructure spending and marketing costs associated with a large proposal.

CORPORATE ADMINISTRATIVE EXPENSES AND OTHER

Corporate administrative expenses and other totaled $7 million in the first quarter of 1999, compared with income of $1 million in the first quarter of 1998. The 1998 results included gains of $7 million from the sale of properties and the reinsurance of certain vehicle-related liabilities.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

The following is a summary of the Company's cash flows from operating, financing and investing activities for the three months ended March 31, 1999 and 1998 (in thousands):

                                                 1999               1998
                                             --------           --------
Net cash provided by (used in):
   Operating activities                      $186,625            157,437
   Financing activities                       128,269              7,800
   Investing activities                      (398,003)          (187,185)
                                             --------           --------
   Net cash flows                            $(83,109)           (21,948)
                                             ========           ========

The increase in cash flow from operating activities in the first quarter of 1999, compared with the same period last year, was attributable to lower working capital needs. The lower working capital needs related primarily to increased accounts payable for vehicle purchases due to the timing of deliveries which offset a reduction in the aggregate balance of trade receivables sold. A summary of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows. Cash flow from operating activities (excluding sales of receivables) plus asset sales as a percentage of capital expenditures (net of proceeds from the sale and leaseback of revenue earning equipment) was 71% in the first quarter of 1999, compared with 91% in the same period last year. The decrease was due to a significant increase in capital expenditures to support new lease business and fleet replacement requirements which offset improved cash flow from operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)--
              Three months ended March 31, 1999 and 1998

During the first quarter of 1999, cash of $128 million was provided by financing activities, primarily from additional net borrowings $147 million partially offset by cash expended to pay dividends of $11 million and repurchase common stock of $10 million. During the first quarter of 1999, the Company repurchased 360,000 shares of common stock, at an average price of $26.74 per common share, under a three-million-share stock repurchase program announced in December 1998. The current program is the fourth since 1996 resulting in the cumulative repurchase of 15.4 million shares by the Company. The increase in cash provided by financing activities in the first quarter of 1999 compared to the same period last year is due primarily to the timing of debt maturities and increased financing requirements for capital spending.

Cash used for investing activities in the first quarter of 1999 increased compared with the same period last year, reflecting higher capital expenditures which was partially offset by the sale and operating leaseback of revenue earning equipment in 1999. A summary of capital expenditures for the three months ended March 31, 1999 and 1998 follows (in thousands):

                                                        1999             1998
                                                    --------          -------
Revenue earning equipment:
  Transportation Services                           $506,132          226,063
  Public Transportation Services                      11,171              674
  International                                       23,303           15,501
                                                    --------          -------
                                                     540,606          242,238
Operating property and equipment                      25,560           28,328
                                                    --------          -------
                                                    $566,166          270,566
                                                    ========          =======

The growth in capital expenditures for Transportation Services' revenue earning equipment was due principally to an acceleration in the delivery of new lease vehicles from manufacturers in the latter half of the quarter and the timing of rental purchases relative to the same period last year. The increase in expenditures for Public Transportation Services was due to the timing of fleet replacements while the increase in International reflects fleet replacement activity in the U.K. which was deferred in 1998. Management expects capital expenditures for 1999 will exceed 1998 levels by 20% to 25%, primarily as a result of anticipated growth and higher fleet replacement levels in full service truck leasing. The Company expects to fund its 1999 capital expenditures with both internally generated funds and additional financing.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)--
              Three months ended March 31, 1999 and 1998

FINANCING

Ryder utilizes external capital to support growth in its asset-based product lines. The Company has a variety of financing alternatives available to fund its capital needs. These alternatives include long- and medium-term public and private debt, as well as variable-rate financing available through bank credit facilities and commercial paper. The Company also periodically enters into sale and leaseback agreements for revenue earning equipment, the majority of which are accounted for as operating leases.

On April 27, 1999, Duff & Phelps lowered its ratings of the Company's commercial paper and unsecured notes to D2 and A- from D1 and A, respectively. The Company's debt ratings as of April 27, 1999 were as follows:

                                        Commercial          Unsecured
                                           Paper              Notes
                                        ----------          ---------
Moody's Investors Service                   P2                 Baa1
Standard & Poor's Ratings Group             A2                 BBB+
Duff & Phelps                               D2                   A-

Debt totaled $2.7 billion at March 31, 1999, or an increase of $136 million from December 31, 1998. During the first quarter of 1999, the Company made $32 million of scheduled unsecured note payments and issued $63 million of medium-term notes. U.S. commercial paper outstanding at March 31, 1999 increased to $315 million, compared with $198 million at December 31, 1998, primarily to fund capital expenditures. The Company's foreign debt decreased approximately $11 million from December 31, 1998 to $379 million at March 31, 1999. The Company's percentage of variable-rate financing obligations was 28% at March 31, 1999 which was within the Company's targeted level of 25%-30% and only slightly higher than the 27% percentage at December 31, 1998. The Company's debt to equity ratio at March 31, 1999, increased to 249% from 236% at December 31, 1998.

As of March 31, 1999, $352 million was available under the Company's $720 million global revolving credit facility, which expires in 2002. Foreign borrowings of $53 million were outstanding under the facility as of March 31, 1999. In September 1998, the Company filed an $800 million shelf registration statement with the Securities and Exchange Commission. Proceeds from debt issues under the shelf registration are expected to be used for capital expenditures, debt refinancing and general corporate purposes. As of March 31, 1999, the Company had $598 million of debt securities available for issuance under this shelf registration statement. The Company also participates in an agreement to sell, with limited recourse, up to $350 million ($50 million of which is uncommitted) of trade receivables on a revolving basis through July 2002. At March 31, 1999, the outstanding balance of receivables sold pursuant to this agreement decreased to $125 million from $200 million at December 31, 1998.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)--
              Three months ended March 31, 1999 and 1998

YEAR 2000 PREPARATION

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)--

              Three months ended March 31, 1999 and 1998

The Company has completed the assessment of the legacy application and system software. The Company's remediation plan for this area is segregated into 15 major partitions worldwide. The Company's remediation projects are at different phases of completion; overall, approximately 75% of the Company's effort in this area has been performed as of April 30, 1999. Remediation and testing activities are underway on all of the Company's core business applications. Final testing of remediated code is scheduled to be substantially completed in the third quarter of 1999. In addition, due to the uncertainties inherent in this undertaking, the Company has initiated contingency planning to evaluate a course of action to minimize the impact of any unforeseen disruption resulting from non-compliance.

The Company relies on suppliers, vendors and government agencies to timely provide a wide range of goods and services, including equipment, supplies, telecommunications, utilities, transportation services and banking services. Management believes that third-party relationships represent the greatest risk with respect to the Year 2000 issue because of the Company's limited ability to influence actions of third parties and to estimate the impact of non-compliance of third parties throughout the Company's operations. The Company is making concerted efforts to understand the Year 2000 status of third parties whose Year 2000 non-compliance could either have a material adverse effect on the Company's business, financial condition or results of operations or involve a safety risk to employees or customers. The Company continues to survey and communicate with customers, suppliers and vendors with whom it has important financial and operational relationships to assess their Year 2000 compliance program and to develop a joint contingency plan.

The Company's vendor compliance program includes the following: assessing vendor compliance status; tracking vendor compliance progress; developing contingency plans, including identifying alternate vendors, as needed; addressing contract language; replacing, remediating or upgrading equipment; requesting certification from vendors or making on-site assessments, as required; and sending questionnaires and conducting phone interviews. Some of the Company's significant suppliers and vendors have not responded to inquiries, have declined to respond because of liability concerns or have not responded with sufficient detail for the Company to ensure (a) timely Year 2000 compliance, or (b) the impact to the Company in the event of non-compliance. The Company is continuing to pursue adequate responses from mission critical business partners under the "Year 2000 Readiness Disclosure" legislation. However, the Company can provide no assurance that Year 2000 compliance plans will be successfully completed by third parties in a timely manner.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)--
              Three months ended March 31, 1999 and 1998

In the facilities and equipment area, the Company's exposure relates to embedded technology in, among other things, vehicles, vehicle-related devices, and fuel storage and other facilities operated by the Company. Based upon preliminary testing and discussions with major truck manufacturers, it appears that the microprocessors installed by the truck manufacturers are Year 2000 compliant. Remediation or replacement of leak detection devices on the Company's underground fuel storage tanks will be completed by mid-1999. The Company is continuing to assess its exposure and to develop action and contingency plans for other critical facilities and equipment, including on-board vehicle computers acquired from manufacturers other than major truck manufacturers.

The Company has developed a Year 2000 contingency plan development process to mitigate potential disruptions in the Company's activities and operations that may be created by failures of critical business partners, facilities and equipment, and internal systems. Management currently believes that the most likely worst case scenario will consist of some localized disruptions of systems that may affect individual business processes, facilities or suppliers for a short time rather than systemic or long-term problems affecting business operations as a whole. Through visits to key operating sites, departments, customers, and vendors, potential disruption scenarios are being identified and contingency plans are being developed. These plans address preparation, assessment of failure, and resumption of critical business functions. Detailed contingency plans for each business unit and for critical business processses are expected to be developed by the third quarter of 1999. However, the Company can provide no assurance that it will correctly anticipate the level, impact or duration of non-compliance by critical business partners, facilities and equipment or internal systems, or that contingency plans will be sufficient to mitigate the impact of non-compliance.

Based upon current information, the Company estimates that the cumulative impact on after tax earnings for incremental Year 2000 costs range from $40 to $44 million, an increase of approximately $6 million from the estimate provided in the 1998 Annual Report on Form 10-K. The increase in estimated costs reflects primarily the impact of changing the remediation action plan for a non-compliant application as well as the discovery of additional lines of software code subject to remediation. Through March 31, 1999, the Company has incurred $35 million after tax on the Year 2000 project. The majority of costs incurred to date relate to remediation activities. These costs have been and will continue to be funded through operating cash flows and expensed as incurred. Future costs are difficult to estimate and actual results could differ significantly from the Company's expectations due to changes in software remediation or replacement plans, unanticipated technological difficulties, project vendor delays or overruns, impact of third-party non-compliance and the cost and availability of resources.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)--
              Three months ended March 31, 1999 and 1998

EURO CONVERSION

On January 1, 1999, the participating countries of the European Union adopted the euro as their common legal currency. The participating countries' existing national currencies will continue as legal tender until at least January 1, 2002. During this transition period, parties may pay for goods and services using either the euro or the participating country's legacy currency. Due to the nature of current international operations, conversion to the euro is not expected to have a material impact on the Company's results of operations or financial position.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which was effective for the Company on January 1, 1999. The statement outlines the accounting treatment for certain costs related to the development or purchase of software to be used internally and requires that costs incurred during the preliminary project and post-implementation/operation stages be expensed, and costs incurred during the application development stage be capitalized and amortized over the estimated useful life of the software. Adoption of this statement did not have a material impact on the Company's results of operations or financial position.

In April 1998, the AICPA also issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5, which was effective for the Company on January 1, 1999, requires that all costs of start-up activities, including organization costs, be expensed as incurred. The Company's existing accounting policies conformed with the requirements of SOP 98-5; therefore adoption of this statement did not impact the Company's results of operations or financial position.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires all derivatives to be recognized at fair value as either assets or liabilities on the balance sheet. Any gain or loss resulting from changes in such fair value is required to be recognized in earnings to the extent the derivatives are not effective as hedges. This statement is effective for fiscal years beginning after June 15, 1999, and is effective for interim periods in the initial year of adoption. Adoption of this statement is not expected to have a material impact on the Company's results of operations or financial position.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)--
              Three months ended March 31, 1999 and 1998

FORWARD-LOOKING STATEMENTS

This management's discussion and analysis of financial condition and results of operations contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of Ryder System, Inc. and involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.

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

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

In the normal course of business, the Company is exposed to fluctuations in interest rates, fuel prices and foreign exchange rates. The Company manages such exposures in several ways including the use of a variety of derivative financial instruments when deemed prudent. The Company does not enter into leveraged derivative financial transactions or use derivative financial instruments for trading purposes.

The Company's quantitative and qualitative disclosures about market risk for changes in interest rates and foreign exchange rates have not materially changed since December 31, 1998. The Company's disclosures about market risk are contained in Item 7A of the Annual Report on Form 10-K for the year ended December 31, 1998. The exposure to market risk for fluctuations in fuel prices relates to fixed-price fuel sales commitments with customers. The Company mitigates this exposure by entering into forward purchases for delivery at fueling facilities. Fixed-price fuel arrangements are primarily within Public Transportation Services and represent approximately 5% of total fuel purchases.

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

         (15)     Letter regarding unaudited interim financial information

         (27.1)   Financial data schedule (for SEC use only)

   (b)   Reports on Form 8-K

         There were no reports on Form 8-K filed by the Registrant during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 RYDER SYSTEM, INC.
                                 (Registrant)

Date:  May 6, 1999               /s/ EDWIN A. HUSTON
                                 -------------------
                                 Edwin A. Huston
                                 Senior Executive Vice President-Finance
                                 and Chief Financial Officer
                                 (Principal Financial Officer)

Date:  May 6, 1999               /s/ GEORGE P. SCANLON
                                 ----------------------
                                 George P. Scanlon
                                 Senior Vice President - Planning and Controller
                                 (Principal Accounting Officer)

                                  Exhibit Index

  Exhibit            Description
------------         --------------------------------------------------------
   15                Letter regarding unaudited interim financial information

   27.1              Financial Data Schedule (for SEC use only)