Form 10-Q
period 1999-06-30
RYDER SYSTEM INC
filed 1999-08-05
CIK 85961

--------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                      -------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO ____

Ryder System, Inc. had 69,787,524 shares of common stock ($0.50 par value per share) outstanding as of July 30, 1999.

--------------------------------------------------------------------------------

                               RYDER SYSTEM, INC.

                                TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----
                      PART I.  FINANCIAL INFORMATION

ITEM 1.           Financial Statements

                  Consolidated Condensed Statements of Earnings -
                  Three and six months ended June 30, 1999
                      and 1998 (unaudited)                                              3

                  Consolidated Condensed Balance Sheets -
                  June 30, 1999 (unaudited) and December 31, 1998                       4

                  Consolidated Condensed Statements of Cash Flows -
                  Six months ended June 30, 1999 and 1998 (unaudited)                   5

                  Notes to Consolidated Condensed Financial Statements                  6

                  Independent Accountants' Review Report                                9

ITEM 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                             10

ITEM 3.           Quantitative and Qualitative Disclosure About Market Risk             26

                             PART II.  OTHER INFORMATION

ITEM 4.           Submission of Matters to a Vote of Security Holders                   27

ITEM 6.           Exhibits and Reports on Form 8-K                                      28

                  Signatures                                                            29

                  Exhibit Index                                                         30

                          PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Ryder System, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

-----------------------------------------------------------------------------------------------------------------------------------
Periods ended June 30, 1999 and 1998                                         Three Months                      Six Months
                                                                    ------------------------------    -----------------------------
(In thousands, except per share amounts)                                      1999           1998              1999           1998
-----------------------------------------------------------------------------------------------------------------------------------
Revenue                                                             $    1,376,407      1,281,577         2,697,055      2,527,194
                                                                    --------------  --------------    -------------   -------------
Operating expense                                                        1,010,953        921,549         1,980,492      1,831,492
Freight under management expense                                           107,633         77,360           206,752        155,273
Year 2000 expense                                                            7,276          9,757            21,659         14,845
Depreciation expense, net of gains (three months, 1999 - $14,602,
  1998 - $13,355; six months, 1999 - $28,605, 1998 - $27,666)              149,722        148,981           299,551        295,739
Interest expense                                                            51,521         49,103           100,173         97,511
Miscellaneous expense (income), net                                             53           (476)            3,014         (4,891)
                                                                    --------------  --------------    -------------   -------------
                                                                         1,327,158      1,206,274         2,611,641      2,389,969
                                                                    --------------  --------------    -------------   -------------
  Earnings before income taxes                                              49,249         75,303            85,414        137,225
Provision for income taxes                                                  19,099         30,036            33,124         54,684
                                                                    --------------  --------------    -------------   -------------
  Net earnings                                                      $       30,150         45,267            52,290         82,541
                                                                    ==============  ==============    =============   =============

Earnings per common share:
  Basic                                                             $         0.43           0.61              0.74           1.12
                                                                    ==============  ==============    =============   =============
  Diluted                                                           $         0.43           0.61              0.74           1.10
                                                                    ==============  ==============    =============   =============
Cash dividends per common share                                     $         0.15           0.15              0.30           0.30
                                                                    ==============  ==============    =============   =============

See accompanying notes to consolidated condensed financial statements.

Ryder System, Inc. and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------
                                                                                          June 30,    December 31,
(Dollars in thousands, except per share amounts)                                              1999            1998
-------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                         $       65,595         138,353
  Receivables                                                                              544,746         559,141
  Inventories                                                                               73,899          67,605
  Tires in service                                                                         190,413         166,578
  Prepaid expenses and other current assets                                                139,255         111,170
                                                                                    ---------------   -------------
    Total current assets                                                                 1,013,908       1,042,847
Revenue earning equipment                                                                3,664,993       3,211,969
Operating property and equipment                                                           600,100         597,951
Direct financing leases and other assets                                                   595,233         543,242
Intangible assets and deferred charges                                                     309,216         312,592
                                                                                    ---------------   -------------
                                                                                    $    6,183,450       5,708,601
                                                                                    ===============   =============
Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt                                                 $      697,783         483,334
  Accounts payable                                                                         530,115         399,495
  Accrued expenses                                                                         429,929         479,835
                                                                                    ---------------   -------------
    Total current liabilities                                                            1,657,827       1,362,664
Long-term debt                                                                           2,269,605       2,099,697
Deferred income taxes                                                                      841,577         807,623
Other non-current liabilities                                                              332,955         343,003
                                                                                    ---------------   -------------
    Total liabilities                                                                    5,101,964       4,612,987
                                                                                    ---------------   -------------
Shareholders' equity:
  Common stock of $0.50 par value per share (shares outstanding at
    June 30, 1999 - 69,898,865; December 31, 1998 - 71,280,247)                            601,746         610,543
  Retained earnings                                                                        506,259         504,105
  Accumulated other comprehensive income                                                   (26,519)        (19,034)
                                                                                    ---------------   -------------
    Total shareholders' equity                                                           1,081,486       1,095,614
                                                                                    ---------------   -------------
                                                                                    $    6,183,450       5,708,601
                                                                                    ===============   =============

See accompanying notes to consolidated condensed financial statements.

Ryder System, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------
Six months ended June 30, 1999 and 1998
(In thousands)                                                                            1999            1998
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                                  $       52,290          82,541
  Depreciation expense, net of gains                                                   299,551         295,739
  Amortization expense and other non-cash charges, net                                   9,080           1,373
  Deferred income tax expense                                                           38,223          44,516
  Changes in operating assets and liabilities, net of acquisitions:
    Increase in aggregate balance of trade receivables sold                             25,000          50,000
    Receivables                                                                        (11,397)         10,436
    Inventories                                                                         (6,296)         (2,249)
    Prepaid expenses and other assets                                                  (36,687)        (57,125)
    Accounts payable                                                                   130,620          76,294
    Accrued expenses and other non-current liabilities                                 (67,492)        (77,605)
                                                                                ---------------   -------------
                                                                                       432,892         423,920
                                                                                ---------------   -------------
Cash flows from financing activities:
  Net change in commercial paper borrowings                                            365,955         184,781
  Debt proceeds                                                                        185,503         151,403
  Debt repaid, including capital lease obligations                                    (153,451)       (263,052)
  Common stock repurchased                                                             (43,034)        (46,069)
  Common stock issued                                                                    5,065          23,060
  Dividends on common stock                                                            (21,235)        (22,192)
                                                                                ---------------   -------------
                                                                                       338,803          27,931
                                                                                ---------------   -------------
Cash flows from investing activities:
  Purchases of property and revenue earning equipment                               (1,120,879)       (702,955)
  Sales of property and revenue earning equipment                                      192,464         172,554
  Sale and leaseback of revenue earning equipment                                       78,852          73,430
  Acquisitions, net of cash acquired                                                         -         (11,483)
  Other, net                                                                             5,110          11,964
                                                                                ---------------   -------------
                                                                                      (844,453)       (456,490)
                                                                                ---------------   -------------
Decrease in cash and cash equivalents                                                  (72,758)         (4,639)
Cash and cash equivalents at January 1                                                 138,353          78,370
                                                                                ---------------   -------------
Cash and cash equivalents at June 30                                            $       65,595          73,731
                                                                                ===============   =============

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(A)      INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited consolidated condensed financial statements include the accounts of Ryder System, Inc. and subsidiaries (the "Company") and have been prepared by the Company in accordance with the accounting policies described in the 1998 Annual Report and should be read in conjunction with the consolidated financial statements and notes which appear in that report. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. Certain 1998 amounts have been reclassified to conform to current year presentation.

(B)      SALE OF RYDER PUBLIC TRANSPORTATION SERVICES

         On July 21, 1999, the Company announced that it had agreed to sell its Public Transportation Services business to FirstGroup plc for $940 million in cash. The sale, which is subject to U.S. regulatory approval and the approval of FirstGroup's shareholders, is expected to close in early fall of 1999.

(C)      EARNINGS PER SHARE INFORMATION

         Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share reflects the dilutive effect of potential common shares from securities such as stock options. The dilutive effect of stock options is computed using the treasury stock method, which assumes the repurchase of common shares by the Company at the average market price for the period. A reconciliation of the number of shares used in computing basic and diluted earnings per share for the three and six month periods ended June 30, 1999 and 1998 follows (in thousands):

                                                             Three Months                       Six Months
                                                      -----------------------             -----------------------
                                                          1999         1998                   1999        1998
                                                      ----------- -----------             ----------- -----------
         Weighted average shares
            Outstanding - Basic                          70,524       73,729                 70,856      73,850
         Common equivalents:
            Shares issuable under outstanding
              dilutive options                            2,538        4,525                  2,638       4,525
            Shares assumed repurchased based on the
              average market value for the period        (2,364)      (3,729)                (2,456)     (3,712)
            Dilutive effect of exercised options
              prior to being exercised, net                 130           44                     74         125
                                                      ------------ ----------             ----------- -----------
         Weighted average shares outstanding -
            Diluted                                      70,828       74,569                 71,112      74,788
                                                      ============ ==========             =========== ===========
         Anti-dilutive options not included above         4,671        1,240                  4,571       1,240
                                                      ============ ==========             =========== ===========

(D)      SEGMENT INFORMATION

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

         The Company evaluates segment financial performance based upon several factors, of which the primary measure is earnings before income taxes and Year 2000 expense. Business segment earnings before income taxes represent the total profit earned from each segment's customers across all of the Company's segments and include allocations of certain overhead costs. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent stand-alone entity during the periods presented. The Transportation Services segment leases revenue earning equipment, sells fuel and provides maintenance and other ancillary services to the Integrated Logistics segment. Likewise, the Transportation Services segment sells fuel and provides maintenance services to the Public Transportation Services segment. Intersegment sales are accounted for at fair value as if the sales were made to third parties. Interest expense, net is allocated to the various business segments based upon targeted debt to equity ratios using an interest factor, which reflects the Company's average total cost of debt. The following table sets forth the revenue and pretax earnings for each of the Company's business segments for the three and six months ended June 30, 1999 and 1998 (in thousands):

                                                         Three Months                    Six Months
                                                ------------------------------   ----------------------------
                                                      1999            1998            1999           1998
                                                ---------------  -------------   -------------  -------------
Revenue:
  Transportation Services                       $      748,195        714,817       1,458,574      1,412,858
  Integrated Logistics                                 420,943        367,557         819,204        728,569
  Public Transportation                                161,575        150,576         328,201        303,675
  International                                        143,719        140,877         282,859        263,871
  Intersegment eliminations                            (98,025)       (92,250)       (191,783)      (181,779)
                                                ---------------  -------------   -------------  -------------
    Total revenue                               $    1,376,407      1,281,577       2,697,055      2,527,194
                                                ===============  =============   =============  =============
Earnings before income taxes:
  Transportation Services                       $       51,329         61,396         101,305        109,456
  Integrated Logistics                                  10,701         21,171          19,945         34,642
  Public Transportation                                 15,156         18,955          32,806         38,459
  International                                            738          2,357          (5,666)           499
  Intersegment eliminations                            (14,502)       (14,940)        (27,637)       (28,257)
                                                ---------------  -------------   -------------  -------------
    Total from reportable segments                      63,422         88,939         120,753        154,799
  Corporate adminstrative expenses
    and other                                           (6,897)        (3,879)        (13,680)        (2,729)
  Year 2000 expense                                     (7,276)        (9,757)        (21,659)       (14,845)
                                                ---------------  -------------   -------------  -------------
    Total earnings before income taxes          $       49,249         75,303          85,414        137,225
                                                ===============  =============   =============  =============

(E)      COMPREHENSIVE INCOME

         Comprehensive income presents a measure of all changes in shareholders' equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The Company's total comprehensive income presently consists of net earnings and currency translation adjustments associated with foreign operations which use the local currency as their functional currency. Total comprehensive income for the three months ended June 30, 1999 and 1998 was $29.1 million and $42.8 million, respectively. Total comprehensive income for the six months ended June 30, 1999 and 1998 was $44.8 million and $81.3 million, respectively. The decrease in comprehensive income was due primarily to lower net earnings and increased currency translation losses associated with the weakening of foreign currencies in Brazil and the U.K. versus the U.S. dollar.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
Ryder System, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Ryder System, Inc. and subsidiaries as of June 30, 1999, and the related consolidated condensed statements of earnings for the three and six months ended June 30, 1999 and 1998 and the consolidated condensed statements of cash flows for the six months ended June 30, 1999 and 1998. These consolidated condensed financial statements are the responsibility of the Company's management.

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

/s/ KPMG LLP

Miami, Florida
July 21, 1999

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations --
              Three and six months ended June 30, 1999 and 1998

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

On July 21, 1999, the Company announced that it had agreed to sell its Public Transportation Services business to FirstGroup plc for $940 million in cash. The sale, which is subject to U.S. regulatory approval and the approval of FirstGroup's shareholders, is expected to close in early fall of 1999.

The Company reported earnings prior to Year 2000 expense of $34.6 million, or $0.49 a diluted share, in the second quarter of 1999, compared with $51.2 million, or $0.69 a diluted share, in the same 1998 period. Including Year 2000 expense, net earnings in the second quarter of 1999 were $30.2 million, or $0.43 a diluted share, compared with $45.3 million, or $0.61 a diluted share, in the second quarter of 1998. The decline in net earnings was due primarily to reduced profitability in each business segment.

In the first half of 1999, earnings prior to Year 2000 expense were $65.5 million, or $0.92 a diluted share, compared with $91.5 million, or $1.22 a diluted share, in the same 1998 period. Including Year 2000 expense, net earnings in the first half of 1999 were $52.3 million, or $0.74 a diluted share, compared with $82.5 million, or $1.10 a diluted share, in the first half of 1998. The decline in net earnings was due primarily to increased Year 2000 costs, reduced profitability in each business segment and the absence of certain non-recurring gains realized in the first half of 1998.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) --
              Three and six months ended June 30, 1999 and 1998

The decline in earnings per share is less than the decline in earnings because the average number of diluted shares outstanding during the second quarter and first half of 1999 decreased by 5% compared with the same 1998 periods. The decrease in shares was principally due to the Company's stock repurchase programs.

Revenue in the second quarter of 1999 increased 7%, to $1.38 billion, compared with $1.28 billion in the second quarter of 1998. Revenue also increased 7% to $2.70 billion in the first half of 1999 from $2.53 billion in the first half of 1998. All business segments posted revenue gains in the 1999 periods. Integrated Logistics led the group with revenue gains of 15% and 12% in the second quarter and first half of 1999, respectively.

Operating expense increased 10% in the second quarter and 8% in the first half of 1999 compared with the same periods of 1998. These increases are attributable to higher compensation and employee benefit expenses, vehicle liability and technology costs primarily as a result of higher business volumes as well as increased equipment rental costs associated with sale/leaseback transactions, totaling over $315 million, which were completed since December 1998. Operating expense as a percentage of revenue was 73% in the second quarter and first half of 1999 compared with 72% in the comparable 1998 periods.

Freight under management expense, which represents subcontracted freight costs on logistics contracts where the Company purchases transportation, increased $30 million, or 39%, in the second quarter of 1999 and $51 million, or 33%, in the first half of 1999 compared with the same periods in 1998. Freight under management expense as a percentage of revenue also increased to 8% in the second quarter and first half of 1999 from 6% for the comparable 1998 periods. The increases reflect the growth these integrated logistics contracts experienced, especially during the latter half of 1998.

Incremental Year 2000 expense totaled $7 million in the second quarter of 1999 ($4 million after tax, or $0.06 per diluted common share) and $22 million in the first half of 1999 ($13 million after tax, or $0.18 per diluted common share) compared with $10 million ($6 million after tax, or $0.08 per diluted common share) in the third quarter of 1998 and $15 million ($9 million after tax, or $0.12 per diluted common share) in the second quarter and first half of 1998. See "Year 2000 Preparation" for a further discussion of this matter.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) --
              Three and six months ended June 30, 1999 and 1998

Depreciation expense (before gains on vehicle sales) increased 1% in the second quarter and first half of 1999 compared with the same periods in 1998. For 1999, the impact on depreciation expense from the growth in the average size of the in-serviced full service lease and commercial rental fleets has been substantially offset by the impact of sale/leaseback transactions completed since December 1998. Gains on vehicle sales increased 9% in the second quarter and 3% in the first half of 1999, compared with the same periods last year, due to an increase in the number of vehicles sold which was partially offset by a decrease in the average gain per vehicle sold. The reduced average gains reflect a changing mix of vehicles sold, disposal methods and overall increased carrying value of vehicles at the date of disposition. As a percentage of revenue, depreciation expense, net of gains, declined from 12% in the second quarter and first half of 1998 to 11% in the comparable 1999 periods.

Interest expense increased $2 million, or 5%, and $3 million, or 3%, in the second quarter and first half of 1999, respectively, compared with the same periods in 1998, as higher average outstanding debt levels, especially during the second quarter of 1999, were only partially offset by lower average interest rates and the impact of sale/leaseback transactions completed since December 1998. The higher outstanding debt levels resulted primarily from increased levels of capital spending.

Miscellaneous expense (income) was $0.1 million and $3.0 million in the second quarter and first half of 1999, respectively, compared with $(0.5) million and $(4.9) million in the comparable 1998 periods. The decreases in 1999 were due primarily to the absence of gains on the sale of facilities and properties realized in the first and second quarter of 1998 and increased costs associated with selling, with limited recourse, more trade receivables during the 1999 period.

The Company's effective tax rates in the second quarter and first half of 1999 were 38.8% compared with 39.9% in the same 1998 periods.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) --
             Six months ended June 30, 1999 and 1998

OPERATING RESULTS BY BUSINESS SEGMENT
Periods ended June 30, 1999 and 1998
(Dollars in thousands)

                                                                     Three Months                         Six Months
                                                      --------------------------------------  ----------------------------
                                                              1999               1998              1999             1998
--------------------------------------------------------------------------------------------------------------------------
Revenue:
  Transportation Services:
    Full service lease and
      programmed maintenance                          $       414,652           398,331           819,908          791,925
    Commercial rental                                         126,249           115,604           239,116          216,803
    Fuel                                                      138,811           134,497           264,414          272,785
    Other                                                      68,483            66,385           135,136          131,345
                                                      ----------------    -------------    --------------    -------------
                                                              748,195           714,817         1,458,574        1,412,858
  Integrated Logistics                                        420,943           367,557           819,204          728,569
  Public Transportation Services                              161,575           150,576           328,201          303,675
  International                                               143,719           140,877           282,859          263,871
  Intersegment eliminations                                   (98,025)          (92,250)         (191,783)        (181,779)
                                                      ----------------    -------------    --------------    -------------
    Total revenue                                     $     1,376,407         1,281,577         2,697,055        2,527,194
                                                      ================    =============    ==============    =============
Earnings before income taxes:
  Transportation Services                             $        51,329            61,396           101,305          109,456
  Integrated Logistics                                         10,701            21,171            19,945           34,642
  Public Transportation Services                               15,156            18,955            32,806           38,459
  International                                                   738             2,357            (5,666)             499
  Intersegment eliminations                                   (14,502)          (14,940)          (27,637)         (28,257)
                                                      ----------------    -------------    --------------    -------------
    Total from reportable segments                             63,422            88,939           120,753          154,799
  Corporate administrative expenses
    and other                                                  (6,897)           (3,879)          (13,680)          (2,729)
  Year 2000 expense                                            (7,276)           (9,757)          (21,659)         (14,845)
                                                      ----------------    -------------    --------------    -------------
    Total earnings before income taxes                $        49,249            75,303            85,414          137,225
                                                      ================    =============    ==============    =============

Vehicle Fleet Size (owned and leased):

                                                             June 30,        December 31,        June 30,
                                                               1999              1998              1998
-----------------------------------------------------------------------------------------------------------
Transportation Services:
    Full service lease*                                       116,593           109,124           104,617
    Commerical rental                                          40,810            37,517            36,998
    Service vehicles                                            2,157             2,127             2,070
                                                      ----------------    --------------    -------------
                                                              159,560           148,768           143,685
Public Transportation Services                                 11,049            10,439            10,604
International                                                  13,362            13,802            13,762
Integrated Logistics                                              103               107               109
                                                      ----------------    --------------    -------------
                                                              184,074           173,116           168,160
                                                      ================    ==============    =============
* - Includes vehicles not yet earning revenue                   6,533             4,314             3,345

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) --
              Three and six months ended June 30, 1999 and 1998

The Company evaluates financial performance based upon several factors, of which the primary measure is business segment earnings before income taxes and Year 2000 expense. Business segment earnings before income taxes represent the total profit earned from each segment's customers across all of the Company's segments and include allocations of certain overhead costs. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent stand-alone entity during the periods presented.

INTEGRATED LOGISTICS

Revenue from Integrated Logistics increased 15% and 12% in the second quarter and first half of 1999, respectively, compared with the same 1998 periods, primarily due to expansion of revenue with existing customers and start-up of business sold in the previous year and, to a lesser extent, the impact on 1998 results of a strike at select General Motors plants which commenced in June 1998. A large component of growth in 1999 has come from logistics contracts where the Company manages the transportation of freight and subcontracts the delivery of products to third parties. Operating revenue (which excludes subcontracted freight costs) increased 8% and 7% in the second quarter and first half of 1999, respectively, compared with the same 1998 periods. New business sales remained strong for the first half of 1999. On a year-over-year basis, new business sales have grown in each of the last four quarters. Management continues to believe that improved sales force capabilities, industry segmentation, and the ability to leverage rapidly emerging logistics technologies and alliances to enhance service offerings should result in continued new sales growth for the remainder of 1999. However, in light of the timing of the start-up of business sales (in both 1998 and 1999) and lost business, revenue growth rates are not expected to continue at current levels for the remainder of 1999.

Integrated Logistics pretax business segment earnings in the second quarter of 1999 were $11 million compared with $21 million in the same period last year. Pretax business segment earnings as a percentage of operating revenue also decreased to 3.4% in the second quarter of 1999 from 7.3% in the comparable 1998 period. Pretax earnings in the first half of 1999 were $20 million, or 3.3% of operating revenue, compared with $35 million, or 6.0% of operating revenue, in the same period last year. Pretax business segment earnings in the second quarter of 1999 include a $3 million contract settlement charge related to one strategic account. Overall, pretax earnings in 1999 have been impacted by lower volumes in some volume-sensitive automotive and carrier management accounts, reduced margins as a result of lost dedicated contract carriage business, increased start-up costs for new business, increased vehicle liability and employee benefit costs and higher overhead and technology costs to support product development and marketing initiatives. In light of these factors, management expects unfavorable earnings comparisons to continue over the near term.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) --
              Three and six months ended June 30, 1999 and 1998

TRANSPORTATION SERVICES

Total revenue in the Transportation Services segment increased 5% in the second quarter and 3% in the first half of 1999 compared with the same periods in 1998. Dry revenue (revenue excluding fuel) increased 5% in the second quarter and first half of 1999 compared with the same 1998 periods.

Despite continued strong new sales of truck leases in the first half of 1999, full service leasing and programmed maintenance revenue in the second quarter and first half of 1999 grew just 4% from the comparable periods of 1998. The leasing revenue growth rate continues to be impacted by non-renewals, delays associated with the in-service processing of vehicles and, to a lesser extent, delays in deliveries of new vehicles from manufacturers. As of June 30, 1999, new vehicles not yet earning revenue has doubled from prior year levels. Based on the level of non-renewals as well as the current status of in-servicing efforts, in the near term, management does not expect lease revenue growth rates to exceed current levels.

Commercial rental revenue increased 9% to $126 million in the second quarter of 1999 and 10% to $239 million in the first half of 1999, compared with the same 1998 periods. The increase in revenue reflects continued strong utilization of a larger average commercial rental fleet, especially from full service lease customers awaiting delivery of new lease equipment. Such "awaiting new lease" rental revenue increased $6 million, or 55%, in the second quarter of 1999 and $13 million, or 71%, in the first half of 1999, compared with the same periods last year.

Fuel revenue increased 3% in the second quarter of 1999, compared with the second quarter of 1998, as a result of higher world-wide fuel prices which offset lower volumes. Fuel revenue decreased 3% in the first half of 1999 compared with the first half of 1998, as a result of lower fuel prices and volumes. Other transportation services revenue, consisting of third-party maintenance, trailer rentals and other ancillary revenue to support product lines, increased 3% in the second quarter and first half of 1999, respectively, compared with the same periods in 1998.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) --
             Three and six months ended June 30, 1999 and 1998

Transportation Services pretax earnings decreased 16% to $51 million in the second quarter of 1999 compared with the first quarter of 1998. As a percentage of dry revenue, earnings before income taxes decreased from 10.6% in the second quarter of 1998 to 8.4% in the second quarter of 1999. Pretax earnings in the first half of 1999 were $101 million, or 8.5% of dry revenue, compared with $109 million, or 9.6% of dry revenue, in the same period last year. The decline in segment pretax earnings resulted primarily from higher compensation and employee benefit expenses, higher vehicle liability and technology costs, the overall impact of non-renewals and the continuing delays of in-service and out-service processing of lease vehicles. Operating margin (revenue less direct operating expenses, depreciation and interest expense) from full service leasing increased in the second quarter and first half of 1999 compared with the same period last year, primarily as a result of revenue growth while operating margin as a percentage of revenue remained the same for all periods. Commercial rental operating margin also increased in the second quarter and first half of 1999, compared with the same 1998 periods, reflecting continued strong utilization of a larger average fleet. Operating margin as a percentage of revenue decreased in the second quarter of 1999 compared with the same period last year reflecting lower fleet utilization. For the first half of 1999, operating margin as a percentage of revenue was the same as the prior year.

PUBLIC TRANSPORTATION SERVICES

Revenue from public transportation services increased 7% in the second quarter and 8% in the first half of 1999, compared with the same periods in 1998. The revenue growth resulted primarily from new contracts and expansions in student transportation and transit management businesses, and the impact of several 1998 acquisitions completed in student transportation services. Pretax business segment earnings in Public Transportation Services declined 20% to $15 million in the second quarter of 1999 compared with $19 million in the second quarter of 1998 and pretax business segment earnings as a percentage of revenue declined to 9.4% in the second quarter of 1999 compared with 12.6% in the same period of 1998. Pretax business segment earnings in the first half of 1999 were $33 million, or 10.0% of revenue, compared with $39 million, or 12.7% of revenue, in the same period last year. These results reflect reduced profitability in the student transportation business, which has suffered from higher driver recruiting and compensation costs in several regions due to labor shortages and increased vehicle liability costs. In light of contract rate increases received to date, management expects driver compensation to decrease as a percentage of revenue in the upcoming school year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) --
              Three and six months ended June 30, 1999 and 1998

INTERNATIONAL

International segment revenue increased only 2% in the second quarter of 1999 and 7% in the first half of 1999, compared with the same periods in 1998. The second quarter revenue growth rate reflects the impact of the economic difficulties in Brazil and Argentina and revenue reductions in U.K. truck leasing and rental which partially offset revenue gains in the U.K. logistics operations. The 1999 year-to-date revenue growth also includes the impact of the acquisition of the remaining interest in Companhia Transportadora e Comercial Translor, S.A., a Brazilian logistics company which was fully consolidated in May 1998. The International segment reported pretax earnings of $0.7 million in the second quarter of 1999 compared with earnings of $2.4 million in the same 1998 period. In the first half of 1999, International reported a pretax loss of $5.7 million compared with earnings in the same period last year of $0.5 million. Results in the second quarter and first half of 1999 benefited from a $2.6 million non-recurring gain from an early contract termination by a U.K. logistics customer, but were negatively impacted by reduced overall profitability in the U.K. operations, due primarily to a softer U.K. economy, as well as higher costs due in part to the reorganization of the U.K. truck leasing and rental business, previously held for sale. International results also suffered from the impact of economic difficulties experienced in Brazil and Argentina primarily in automotive contracts, as well as higher costs in the European logistics operations reflecting infrastructure spending and marketing costs associated with a large proposal.

CORPORATE ADMINISTRATIVE EXPENSES AND OTHER

Corporate administrative expenses and other totaled $7 million and $14 million in the second quarter and first half of 1999, respectively, compared with $4 million and $3 million in the second quarter and first half of 1998, respectively. The second quarter increase in corporate administrative expenses and other reflects recruitment costs associated with recent senior management hires as well as the absence of gains in 1999 from the sale of surplus properties completed in 1998. The year-to-date variance in corporate administrative expenses and other also reflects the absence of non-recurring items in 1999, compared with $7 million of gains realized in the first quarter of 1998 from the sale of surplus non-operating properties and the re-insurance of certain vehicle-related liabilities.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) --
              Three and six months ended June 30, 1999 and 1998

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

The following is a summary of the Company's cash flows from operating, financing and investing activities for the six months ended June 30, (in thousands):

                                                1999             1998
                                                ----             ----
Net cash provided by (used in):
         Operating activities               $ 432,892          423,920
         Financing activities                 338,803           27,931
         Investing activities                (844,453)        (456,490)
                                            ---------         --------
                                            $ (72,758)          (4,639)
                                            =========         ========

The increase in cash flow from operating activities in the first half of 1999, compared with the same period last year, was attributable to lower working capital needs partially offset by lower earnings. The lower working capital needs related primarily to increased accounts payable for vehicle purchases due to the timing of deliveries and was partially offset by increased receivables. A summary of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows. Cash flow from operating activities (excluding sales of receivables) plus asset sales as a percentage of capital expenditures (net of proceeds from the sale and leaseback of revenue earning equipment) was 58% in the first half of 1999, compared with 87% in the same period last year. The decrease is due to a significant increase in capital expenditures to support new lease business and fleet replacement requirements which offset improved cash flow from operations.

During the first half of 1999, cash of $339 million was provided by financing activities, primarily from additional net borrowings of $398 million which was partially offset by cash expended to pay dividends of $21 million and repurchase common stock of $43 million. During the first half of 1999, the Company repurchased 1,635,000 shares of its common stock, at an average price of $26.32 per common share, under a three-million-share stock repurchase program announced in December 1998. The current program is the fourth since 1996 resulting in the cumulative repurchase of 16.6 million shares by the Company. The increase in cash provided by financing activities in the first half of 1999 compared to the same period last year is attributable to the funding requirements associated with significantly higher capital spending primarily for full service leases.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) --
              Three and six months ended June 30, 1999 and 1998

The increase in cash used for investing activities in the first half of 1999, compared with the same period last year, is attributable to significantly higher capital expenditures. A summary of capital expenditures for the six months ended June 30 follows (in thousands):

                                                          1999           1998
                                                          ----           ----
Revenue earning equipment:
  Transportation Services                              $  988,771       582,934
  Public Transportation Services                           24,801        26,778
  International                                            47,818        40,196
                                                       ----------      --------
                                                        1,061,390       649,908

Operating property and equipment                           59,489        53,047
                                                       ----------      --------
                                                       $1,120,879       702,955
                                                       ==========      ========

The increase in capital expenditures for Transportation Services' revenue earning equipment was due principally to higher than anticipated requirements for replacement lease equipment and new lease sales and, to a lesser extent, the timing of rental purchases relative to the same period last year. Accordingly, management expects capital expenditures for 1999 will exceed 1998 levels by over 40%. The Company expects to fund its 1999 capital expenditures with both internally generated funds and additional financing.

FINANCING

Ryder utilizes external capital to support growth in its asset-based product lines. The Company has a variety of financing alternatives available to fund its capital needs. These alternatives include long- and medium-term public and private debt, as well as variable-rate financing available through bank credit facilities and commercial paper. The Company also periodically enters into sale and leaseback agreements of revenue earning equipment, the majority of which are accounted for as operating leases.

On July 21, 1999, Moody's Investors Service confirmed its credit ratings for the Company following the Company's announcement of a definitive agreement to sell the Public Transportation Services business. On July 21, 1999, Standard & Poor's Ratings Group confirmed its short-term credit ratings for the Company and placed its long-term ratings for the Company on CreditWatch with negative implications. On April 27, 1999, Duff & Phelps lowered its credit ratings of the Company's commercial paper and unsecured notes to D2 and A- from D1 and A, respectively. Duff & Phelps reaffirmed these credit ratings on July 21, 1999.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) --
              Three and six months ended June 30, 1999 and 1998

The Company's debt ratings as of July 21, 1999 were as follows:

                                       Commercial           Unsecured
                                          Paper               Notes
                                       ----------           ---------
Moody's Investors Service                   P2                 Baa1
Standard & Poor's Ratings Group             A2                 BBB+
Duff & Phelps                               D2                   A-

Debt totaled $3.0 billion at June 30, 1999, an increase of $384 million from December 31, 1998. During the first half of 1999, the Company made $85 million of scheduled unsecured note payments and issued $129 million of medium-term notes. U.S. commercial paper outstanding at June 30, 1999 increased to $514 million, compared with $198 million at December 31, 1998, primarily to fund capital expenditures. The Company's foreign debt increased approximately $29 million from December 31, 1998 to $419 million at June 30, 1999. The Company's percentage of variable-rate financing obligations was 33% at June 30, 1999 which is above the Company's targeted level of 25%-30% and higher than the 27% percentage at December 31, 1998. The Company expects to reduce variable-rate financing obligations within targeted levels over the near term in conjunction with planned financings. The Company's debt to equity ratio at June 30, 1999, increased to 274% from 236% at December 31, 1998 and 238% at June 30, 1998.

As of June 30, 1999, $151 million was available under the Company's $720 million global revolving credit facility, which expires in 2002. Foreign borrowings of $55 million were outstanding under the facility as of June 30, 1999. In September 1998, the Company filed an $800 million shelf registration statement with the Securities and Exchange Commission. Proceeds from debt issues under the shelf registration are expected to be used for capital expenditures, debt refinancing and general corporate purposes. The Company has $532 million of debt securities available for issuance under this shelf registration statement. The Company also participates in an agreement to sell, with limited recourse, up to $350 million ($50 million of which is uncommitted) of trade receivables on a revolving basis through July 2002. At June 30, 1999, the outstanding balance of receivables sold pursuant to this agreement increased to $225 million from $200 million at December 31, 1998.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) --
              Three and six months ended June 30, 1999 and 1998

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) --
              Three and six months ended June 30, 1999 and 1998

The Company has completed the assessment of the legacy application and system software. The Company's remediation plan for this area is segregated into 15 major partitions worldwide. Currently, the Company's remediation projects are at different phases of completion; overall, approximately 95% of the Company's effort in this area has been performed as of July 30, 1999. Remediation of the Company's core business applications is virtually complete as of July 30, 1999. Final testing and redeployment of remediated code is scheduled to be substantially completed in the third quarter of 1999. In addition, due to the uncertainties inherent in this undertaking, the Company has initiated contingency planning to evaluate a course of action to minimize the impact of any unforeseen disruption resulting from non-compliance.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) --
              Three and six months ended June 30, 1999 and 1998

In the facilities and equipment area, the Company's exposure relates to embedded technology in, among other things, vehicles, vehicle-related devices, and fuel storage and other facilities operated by the Company. Based upon preliminary testing and discussions with major truck manufacturers, it appears that the microprocessors installed by the truck manufacturers are Year 2000 compliant. Remediation of leak detection devices on the Company's underground fuel storage tanks has been completed. The Company is continuing to assess its exposure and to develop action and contingency plans for other critical facilities and equipment, including on-board vehicle computers acquired from manufacturers other than major truck manufacturers.

The Company has developed a Year 2000 contingency plan development process to mitigate potential disruptions in the Company's activities and operations that may be created by failures of critical business partners, facilities and equipment, and internal systems. Management currently believes that the most likely worst case scenario will consist of some localized disruptions of systems that may affect individual business processes, facilities or suppliers for a short time rather than systemic or long-term problems affecting business operations as a whole. Through visits to key operating sites, departments, customers, and vendors, potential disruption scenarios are being identified and contingency plans are being developed. These plans address preparation, assessment of failure, and resumption of critical business functions. Detailed contingency plans for each business unit and for critical business processes are expected to be substantially developed by the end of the third quarter of 1999. However, the Company can provide no assurance that it will correctly anticipate the level, impact or duration of non-compliance by critical business partners, facilities and equipment or internal systems, or that contingency plans will be sufficient to mitigate the impact of non-compliance.

Based upon current information, the Company estimates that the cumulative impact on after tax earnings for incremental Year 2000 costs range from $42 to $44 million, an increase of approximately $7 million from the mid-range estimate provided in the 1998 Annual Report on Form 10-K. The increase in estimated costs reflects primarily the impact of changing the remediation action plan for a non-compliant application as well as the discovery of additional lines of software code subject to remediation. Through June 30, 1999, the Company has incurred $39 million after tax on the Year 2000 project. The majority of costs incurred to date relate to remediation activities. These costs have been and will continue to be funded through operating cash flows and expensed as incurred. Future costs are difficult to estimate and actual results could differ significantly from the Company's expectations due to unanticipated technological difficulties, project vendor delays or overruns, impact of third-party non-compliance and the cost and availability of resources.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) --
              Three and six months ended June 30, 1999 and 1998

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

In April 1998, the AICPA also issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5, which was effective for the Company on January 1, 1999, requires that all costs of start-up activities, including organization costs, be expensed as incurred. The Company's existing accounting policies conformed with the requirements of SOP 98-5; therefore, adoption of this statement did not impact the Company's results of operations or financial position.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires all derivatives to be recognized at fair value as either assets or liabilities on the balance sheet. Any gain or loss resulting from changes in such fair value is required to be recognized in earnings to the extent the derivatives are not effective as hedges. This statement, as amended, is effective for fiscal years beginning after June 15, 2000, and is effective for interim periods in the initial year of adoption. Adoption of this statement is not expected to have a material impact on the Company's results of operations or financial position.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) --
              Three and six months ended June 30, 1999 and 1998

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

                           PART II. OTHER INFORMATION

ITEM 4.           Submission of Matters to a Vote of Security Holders

(a) The annual meeting of stockholders of Ryder System, Inc. was held on May 7, 1999.

(b) All director nominees described in (c) below were elected. The following directors continued in office after the meeting: M. Anthony Burns, Edward T. Foote II, John A. Georges, Vernon E. Jordan, Jr., Paul
         J. Rizzo, Christine A. Varney and Alva O. Way.

(c) Certain matters voted on at the meeting and the votes cast with respect to such matters are as follows:

                                                     Votes Cast
                                                     ----------                               Broker
                                               For          Against           Abstain        Non-votes
                                               ---          -------           -------        ---------
MANAGEMENT PROPOSAL

Ratification of an amendment
  to the Ryder System, Inc.
  Stock Purchase Plan for Employees         55,868,310     2,625,249          621,129                0

Ratification of appointment
  of independent auditors                   58,824,134       133,175          157,379                0

SHAREHOLDER PROPOSAL

Annual Election of All Directors            27,649,124    23,683,005          470,230        7,312,328

ELECTION OF DIRECTORS

Director                                  Votes Received          Votes Withheld
--------                                  --------------          --------------
Joseph L. Dionne                            57,733,074               1,381,614
David I. Fuente                             57,726,018               1,388,671
David T. Kearns                             57,723,544               1,391,145
Lynn M. Martin                              57,725,371               1,389,317

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

         (27.1)   Financial data schedule (for SEC use only).

   (b)   Reports on Form 8-K

         There were no reports on Form 8-K filed by the Registrant during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 RYDER SYSTEM, INC.
                                 (Registrant)

Date: August 5, 1999             /S/ CORLISS J. NELSON
                                 ---------------------
                                 Corliss J. Nelson
                                 Senior Executive Vice President-Finance
                                 and Chief Financial Officer
                                 (Principal Financial Officer)

Date: August 5, 1999             /S/ GEORGE P. SCANLON
                                 ---------------------
                                 George P. Scanlon
                                 Senior Vice President - Planning and Controller
                                 (Principal Accounting Officer)

                                       EXHIBIT INDEX

      EXHIBIT                               DESCRIPTION
--------------------          ------------------------------------------

       15 Letter regarding unaudited interim financial information

       27.1                   Financial Data Schedule (for SEC use only)