Form 10-Q
period 1999-09-30
RYDER SYSTEM INC
filed 1999-11-08
CIK 85961

--------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                      -------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

Ryder System, Inc. had 64,222,795 shares of common stock ($0.50 par value per share) outstanding as of October 31, 1999.

--------------------------------------------------------------------------------

                               RYDER SYSTEM, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                          PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Consolidated Condensed Statements of Earnings -
           Three and nine months ended September 30, 1999
           and 1998 (unaudited)                                                3

           Consolidated Condensed Balance Sheets -
           September 30, 1999 (unaudited) and December 31, 1998                4

           Consolidated Condensed Statements of Cash Flows -
           Nine months ended September 30, 1999 and 1998 (unaudited)           5

           Notes to Consolidated Condensed Financial Statements                6

           Independent Accountants' Review Report                              9

ITEM 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          10

ITEM 3.    Quantitative and Qualitative Disclosure About Market Risk          28

                           PART II. OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K                                   29

           Signatures                                                         30

           Exhibit Index                                                      31

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Ryder System, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

-------------------------------------------------------------------------------------------------
                                                             Three Months          Nine Months
Periods ended September 30, 1999 and 1998             -------------------------  ----------------
(In thousands, except per share amounts)                    1999      1998*       1999      1998*
-------------------------------------------------------------------------------------------------
Revenue                                               $1,261,566  1,176,332  3,630,420  3,399,851
                                                      ----------  ---------  ---------  ---------
Operating expense                                        902,684    828,815  2,613,730  2,420,215
Freight under management expense                          98,389     76,849    305,141    232,122
Year 2000 expense and other unusual items                  4,959     10,671     25,930     25,365
Depreciation expense, net of gains
  (three months, 1999 - $14,736,
  1998 - $12,175; nine months,
  1999 - $42,768, 1998 - $39,147)                        146,401    145,423    428,366    423,679
Interest expense                                          50,067     48,681    144,141    140,620
Miscellaneous expense (income), net                        2,666      2,167      5,835     (2,376)
                                                      ----------  ---------  ---------  ---------
                                                       1,205,166  1,112,606  3,523,143  3,239,625
                                                      ----------  ---------  ---------  ---------
 Earnings from continuing operations
   before income taxes                                    56,400     63,726    107,277    160,226
Provision for income taxes                                21,291     23,309     40,701     61,359
                                                      ----------  ---------  ---------  ---------
 Earnings from continuing operations                      35,109     40,417     66,576     98,867
Earnings (loss) from discontinued operations,
  net of income taxes                                     (8,992)    (3,369)    11,831     20,722
Gain on sale of discontinued operations,
  net of income taxes                                    335,350          -    335,350          -
                                                      ----------  ---------  ---------  ---------
  Net earnings                                        $  361,467     37,048    413,757    119,589
                                                      ==========  =========  =========  =========

Earnings per common share - Basic **:
  Continuing operations                               $     0.51       0.55       0.95       1.35
  Discontinued operations                                  (0.13)     (0.05)      0.17       0.28
  Gain on sale of discontinued operations                   4.84          -       4.77          -
                                                      ----------  ---------  ---------  ---------
                                                      $     5.22       0.51       5.89       1.63
                                                      ==========  =========  =========  =========

Earnings per common share - Diluted **:
  Continuing operations                               $     0.51       0.55       0.94       1.33
  Discontinued operations                                  (0.13)     (0.05)      0.17       0.28
  Gain on sale of discontinued operations                   4.83          -       4.76          -
                                                      ----------  ---------  ---------  ---------
                                                      $     5.21       0.51       5.87       1.61
                                                      ==========  =========  =========  =========

Cash dividends per common share                       $     0.15       0.15       0.45       0.45
                                                      ==========  =========  =========  =========

See accompanying notes to consolidated condensed financial statements.

*  Certain amounts have been restated to reflect discontinued operations.
** Earnings per share amounts are calculated independently for each component and may not be additive due to rounding.

Ryder System, Inc. and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS

----------------------------------------------------------------------------------------------------
                                                                     September 30,      December 31,
(Dollars in thousands, except per share amounts)                              1999              1998
----------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                             $  315,036           138,353
  Receivables                                                              671,457           559,141
  Inventories                                                               64,866            67,605
  Tires in service                                                         181,719           166,578
  Prepaid expenses and other current assets                                120,728           111,170
                                                                        ----------          --------
     Total current assets                                                1,353,806         1,042,847
Revenue earning equipment                                                3,453,673         3,211,969
Operating property and equipment                                           585,406           597,951
Direct financing leases and other assets                                   623,824           543,242
Intangible assets and deferred charges                                     237,988           312,592
                                                                        ----------         ---------
                                                                        $6,254,697         5,708,601
                                                                        ==========         =========
Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt                                     $  623,383           483,334
  Accounts payable                                                         465,190           399,495
  Accrued expenses                                                         494,864           479,410
  Income taxes payable                                                     223,287               425
                                                                        ----------         ---------
     Total current liabilities                                           1,806,724         1,362,664
Long-term debt                                                           1,874,822         2,099,697
Deferred income taxes                                                      856,206           807,623
Other non-current liabilities                                              314,718           343,003
                                                                        ----------         ---------
     Total liabilities                                                   4,852,470         4,612,987
                                                                        ----------         ---------
Shareholders' equity:
  Common stock of $0.50 par value per share (shares outstanding at
    September 30, 1999 - 68,319,736; December 31, 1998 - 71,280,247)       589,648           610,543
  Retained earnings                                                        833,764           504,105
  Accumulated other comprehensive income                                   (21,185)          (19,034)
                                                                        ----------         ---------
     Total shareholders' equity                                          1,402,227         1,095,614
                                                                        ----------         ---------
                                                                        $6,254,697         5,708,601
                                                                        ==========         =========

See accompanying notes to consolidated condensed financial statements.

Ryder System, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------
Nine months ended September 30, 1999 and 1998
(In thousands)                                                                   1999            1998
-----------------------------------------------------------------------------------------------------
Continuing operations
Cash flows from operating activities:
  Earnings from continuing operations                                      $   66,576          98,867
  Depreciation expense, net of gains                                          428,366         423,679
  Amortization expense and other non-cash charges, net                         12,676           5,934
  Deferred income tax expense                                                  79,460         104,667
  Changes in operating assets and liabilities, net of acquisitions:
    Increase (decrease) in aggregate balance of trade receivables sold       (125,000)         65,000
    Receivables                                                               (74,436)        (73,693)
    Inventories                                                                (5,401)         (1,208)
    Prepaid expenses and other assets                                         (31,804)        (67,338)
    Accounts payable                                                           75,154          64,973
    Accrued expenses and other liabilities                                    (58,331)        (20,915)
                                                                           ----------      ----------
                                                                              367,260         599,966
                                                                           ----------      ----------
Cash flows from financing activities:
  Net change in commercial paper borrowings                                   (50,743)        236,774
  Debt proceeds                                                               275,738         244,598
  Debt repaid, including capital lease obligations                           (335,911)       (287,329)
  Common stock repurchased                                                    (81,148)        (80,619)
  Common stock issued                                                           6,599          29,411
  Dividends on common stock                                                   (31,552)        (33,135)
                                                                           ----------      ----------
                                                                             (217,017)        109,700
                                                                           ----------      ----------
Cash flows from investing activities:
  Purchases of property and revenue earning equipment                      (1,522,448)     (1,010,918)
  Sales of property and revenue earning equipment                             286,380         226,066
  Sale and leaseback of revenue earning equipment                             300,030          73,430
  Acquisitions, net of cash acquired                                          (12,699)        (52,792)
  Proceeds from sale of public transportation services business               940,000               -
  Other, net                                                                   30,575          21,593
                                                                           ----------      ----------
                                                                               21,838        (742,621)
                                                                           ----------      ----------
Net cash flows from continuing operations                                     172,081         (32,955)
Net cash flows from discontinued operations                                     4,602           9,150
                                                                           ----------      ----------
Increase (decrease) in cash and cash equivalents                              176,683         (23,805)
Cash and cash equivalents at January 1                                        138,353          78,370
                                                                           ----------      ----------
Cash and cash equivalents at September 30                                  $  315,036          54,565
                                                                           ==========      ==========

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

(B)      SALE OF RYDER PUBLIC TRANSPORTATION SERVICES

         On September 13, 1999, the Company completed the sale of its Public Transportation Services business to FirstGroup plc for $940 million in cash and realized an after-tax gain of $335.4 million. The purchase price is subject to adjustment in the fourth quarter of 1999 for changes in the net assets of the Public Transportation Services business through the sale date. The disposal of the Public Transportation Services segment has been accounted for as a discontinued operation and accordingly, its operations and cash flows are segregated and reported as a discontinued operation in the accompanying Consolidated Condensed Statements of Earnings and Cash Flows. Summarized results of the Public Transportation Services business for the periods ended September 30 were as follows (in thousands):

                                                  Three Months                         Nine Months
                                              1999              1998              1999             1998
                                            --------           -------           -------          -------
         Revenue                            $ 83,542           114,485           411,743          418,160
                                            ========           =======           =======          =======
         Earnings (loss) before taxes       $(14,488)           (5,654)           20,050           35,071
         Income tax provision (benefit)       (5,496)           (2,285)            8,219           14,349
                                            --------           -------           -------          -------
         Earnings (loss) before gain        $ (8,992)           (3,369)           11,831           20,722
                                            ========           =======           =======          =======
         Gain on sale of business           $573,187                 -           573,187                -
         Income tax provision                237,837                 -           237,837                -
                                            --------                             -------
                                            $335,350                 -           335,350                -
                                            ========                             =======

         Interest expense was allocated to the Public Transportation Services business based upon an assumed debt to equity ratio consistent with other similar businesses and with the Company's historical interest allocation method for segment profit reporting and discontinued operations. Interest expense of $8.5 million was included in the operating results of Public Transportation Services for the nine months ended September 30, 1999 and 1998. The results of operations exclude corporate and branch overhead charges allocated by the Company and previously included in segment profit reporting.

         The gain on sale of the Public Transportation Services business is net of direct transaction costs, gains on the curtailment and settlement of certain employee benefit plans and exit costs to separate the discontinued business.

(C)      EARNINGS PER SHARE INFORMATION

         Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share reflects the dilutive effect of potential common shares from securities such as stock options. The dilutive effect of stock options is computed using the treasury stock method, which assumes the repurchase of common shares by the Company at the average market price for the period. A reconciliation of the number of shares used in computing basic and diluted earnings per share for the three and nine months ended September 30, 1999 and 1998 follows (in thousands):

                                                             Three Months                        Nine Months
                                                           1999         1998                   1999        1998
                                                         -------------------              ---------------------
         Weighted average shares
            outstanding - Basic                          69,247       72,998                 70,307      73,507
         Common equivalents:
            Shares issuable under outstanding
              dilutive options                              846        2,874                  1,300       4,252
            Shares assumed repurchased based on the
              average market price for the period          (761)      (2,639)                (1,165)     (3,678)
            Dilutive effect of exercised options
              prior to being exercised, net                  76           18                     83         195
                                                         -------------------                 ------------------
         Weighted average shares outstanding -
            Diluted                                      69,408       73,251                 70,525      74,276
                                                         ===================                 ==================

         Anti-dilutive options not included above         6,364        2,659                  5,910       1,281
                                                         ===================                 ==================

(D)      SEGMENT INFORMATION

         The Company operates in three business segments: (1) Transportation Services, which provides full service leasing, commercial rental and programmed maintenance of trucks, tractors and trailers to customers throughout the U.S. and Canada; (2) Integrated Logistics, which provides support services for customers' entire supply chains, from inbound raw materials supply through finished goods distribution, including dedicated contract carriage, the management of carriers, and inventory deployment throughout the U.S. and Canada; and (3) International, which provides full service leasing, commercial rental, programmed maintenance and logistics services in Europe, South America and Mexico.

         Management evaluates business segment financial performance based upon several factors, of which the primary measure is earnings before income taxes, Year 2000 expense and other unusual items. Business segment earnings before income taxes represent the total profit earned from each segment's customers across all of the Company's segments and include allocations of certain overhead costs. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent stand-alone entity during the periods presented. The Transportation Services segment leases revenue earning equipment, sells fuel and provides maintenance and other ancillary services to the Integrated Logistics segment. Intersegment sales are accounted for at approximate fair value as if the sales were made to third parties. Interest expense is allocated to the business segments based upon targeted debt to equity ratios using an interest factor, which reflects the Company's average total cost of debt. The following table sets forth the revenue and pretax earnings for each of the Company's business segments for the three and nine months ended September 30, 1999 and 1998 (in thousands):

                                                                            Three Months                  Nine Months
                                                                      ----------     ---------     ---------     ---------
                                                                         1999           1998          1999          1998
                                                                      ----------     ---------     ---------     ---------
         Revenue:
          Transportation Services                                     $  764,845       717,390     2,192,182     2,101,942
          Integrated Logistics                                           422,771       367,966     1,241,975     1,096,535
          International                                                  154,907       167,813       437,766       431,684
          Intersegment eliminations and other                            (80,957)      (76,837)     (241,503)     (230,310)
                                                                      ----------     ---------     ---------     ---------
            Total revenue                                             $1,261,566     1,176,332     3,630,420     3,399,851
                                                                      ==========     =========     =========     =========
         Earnings from continuing operations before income taxes:
          Transportation Services                                     $   54,675        64,715       145,885       163,955
          Integrated Logistics                                            17,779        23,110        37,725        57,753
          International                                                    3,348         1,485        (2,318)        1,984
          Intersegment eliminations                                       (9,707)       (9,686)      (28,806)      (29,280)
                                                                      ----------     ---------     ---------     ---------
            Total from reportable segments                                66,095        79,624       152,486       194,412
          Corporate administrative expenses and other                     (4,736)       (5,227)      (19,279)       (8,821)
          Year 2000 expense                                               (2,314)      (10,671)      (23,285)      (25,365)
          Other unusual items                                             (2,645)            -        (2,645)            -
                                                                      ----------     ---------     ---------     ---------
            Total earnings from continuing operations
              before income taxes                                     $   56,400        63,726       107,277       160,226
                                                                      ==========     =========     =========     =========

(E)      COMPREHENSIVE INCOME

         Comprehensive income presents a measure of all changes in shareholders' equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The Company's total comprehensive income presently consists of net earnings and currency translation adjustments associated with foreign operations which use the local currency as their functional currency. Total comprehensive income for the three months ended September 30, 1999 and 1998 was $366.8 million and $33.0 million, respectively. Total comprehensive income for the nine months ended September 30, 1999 and 1998 was $411.6 million and $114.3 million, respectively. The increase in comprehensive income was due primarily to the gain on sale of discontinued operations.

(F)      UNUSUAL ITEMS

         During the third quarter of 1999, the Company recorded pretax charges of $0.9 million for services performed to date in connection with an organizational review project to develop a long-term plan to improve the Company's overall operating performance. The organizational review project is expected to be completed during the fourth quarter of 1999.

         In October 1999, the Company approved the expenditure for a new information system to support the vehicle maintenance and procurement business processes within Transportation Services. As a result of the decision to commence with this project, during the third quarter of 1999, the Company recorded a $1.7 million pretax charge to address the impairment of an existing maintenance software project in development which will not be utilized in the future.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
Ryder System, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Ryder System, Inc. and subsidiaries as of September 30, 1999, and the related consolidated condensed statements of earnings for the three and nine months ended September 30, 1999 and 1998 and the consolidated condensed statements of cash flows for the nine months ended September 30, 1999 and 1998. These consolidated condensed financial statements are the responsibility of the Company's management.

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

/s/ KPMG LLP

Miami, Florida
October 20, 1999

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations --
         Three and nine months ended September 30, 1999 and 1998

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

The Company operates in three business segments: (1) Transportation Services, which provides full service leasing, commercial rental and programmed maintenance of trucks, tractors and trailers to customers throughout the U.S. and Canada; (2) Integrated Logistics, which provides support services for customers' entire supply chains, from inbound raw materials supply through finished goods distribution, including dedicated contract carriage, the management of carriers, and inventory deployment throughout the U.S. and Canada; and (3) International, which provides full service leasing, commercial rental, programmed maintenance and logistics services in Europe, South America and Mexico.

On September 13, 1999, the Company completed the sale of its Public Transportation Services business to FirstGroup plc for $940 million in cash. The Company intends to use the proceeds from the sale for working capital needs and other prudent capital investment purposes, for debt reduction consistent with the objective of maintaining and improving existing credit ratings and for share repurchases. The following operating discussion excludes the results of the Public Transportation Services business which has been classified as discontinued operations in all periods presented (see "Notes to Consolidated Condensed Financial Statements" and "Discontinued Operations" below).

The Company reported earnings from continuing operations of $35.1 million, or $0.51 a diluted share, in the third quarter of 1999, compared with $40.4 million, or $0.55 a diluted share, in the same 1998 period. Excluding unusual items, earnings from continuing operations in the third quarter of 1999 were $38.2 million, or $0.55 a diluted share, compared with $47.2 million, or $0.64 a diluted share, in the third quarter of 1998. The decline in earnings from continuing operations, excluding unusual items, was due primarily to reduced profitability in the Transportation Services and Integrated Logistics business segments. See "Operating Results by Business Segment" for a further discussion of operating results for the third quarter.

In the first nine months of 1999, earnings from continuing operations were $66.6 million, or $0.94 a diluted share, compared with $98.9 million, or $1.33 a diluted share, in the same 1998 period. Excluding unusual items, earnings from continuing operations in the first nine months of 1999 were $82.7 million, or $1.17 a diluted share, compared with $114.5 million, or $1.54 a diluted share, in the first nine months of 1998. The decline in earnings from continuing operations, excluding unusual items, was due primarily to reduced profitability in each business segment and the absence of certain corporate gains realized in the first half of 1998. See "Operating Results by Business Segment" for a further discussion of operating results through September 30.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) --
         Three and nine months ended September 30, 1999 and 1998

The decline in earnings per share is less than the decline in earnings because the average number of shares outstanding during the third quarter and first nine months of 1999 decreased by 5% compared with the same 1998 periods. The decrease in shares was due to the Company's stock repurchase programs.

Revenue in the third quarter of 1999 increased 7%, to $1.26 billion, compared with $1.18 billion in the third quarter of 1998. Revenue also increased 7% to $3.63 billion in the nine months of 1999 from $3.40 billion in the first nine months of 1998. The revenue growth was led primarily by the Integrated Logistics business segment which posted revenue gains of 15% and 13% in the third quarter and first nine months of 1999, respectively. Transportation Services revenue grew 7% in the third quarter of 1999 and 4% in the first nine months of 1999.

Operating expense increased 9% in the third quarter and 8% in the first nine months of 1999 compared with the same periods of 1998. These increases are attributable to higher compensation and employee benefits expenses, outside driver costs, vehicle liability and technology costs primarily as a result of higher business volumes, as well as higher fuel costs principally as a result of increasing fuel prices, especially in the third quarter of 1999. Equipment rental costs have also increased because of sale/leaseback transactions, totaling over $315 million, which were completed since December 1998. In addition, operating expense in the third quarter of 1998 was favorably impacted by a $3.4 million reduction in estimated facility closure costs, which were originally established in connection with several of the Company's 1996 restructuring initiatives. Operating expense as a percentage of revenue was 72% in the third quarter and first nine months of 1999 compared with 70% and 71% in the comparable 1998 periods.

Freight under management expense, which represents subcontracted freight costs on logistics contracts where the Company purchases transportation, increased $22 million, or 28%, in the third quarter of 1999 and $73 million, or 31%, in the first nine months of 1999 compared with the same periods in 1998. Freight under management expense as a percentage of revenue also increased to 8% in the third quarter and first nine months of 1999 from 7% for the comparable 1998 periods. The increases reflect the growth in these type of integrated logistics contracts, especially during the latter half of 1998.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) --
         Three and nine months ended September 30, 1999 and 1998

Unusual items include Year 2000 expenses in both 1999 and 1998 and a $2.6 million ($1.6 million after tax, or $0.02 a diluted share) third quarter 1999 charge related to strategic consulting expenses and the write-off of an impaired maintenance information system. Incremental Year 2000 expense totaled $2 million in the third quarter of 1999 ($1 million after tax, or $0.02 per diluted common share) and $23 million in the first nine months of 1999 ($14 million after tax, or $0.20 per diluted common share) compared with $11 million ($7 million after tax, or $0.09 per diluted common share) in the third quarter of 1998 and $25 million ($16 million after tax, or $0.21 per diluted common share) in the first nine months of 1998. The decline in spending in the third quarter of 1999 reflects the Company's progress and near completion of Year 2000 remediation. See "Year 2000 Preparation" for a further discussion of this matter.

Depreciation expense (before gains on vehicle sales) increased 2% in the third quarter and first nine months of 1999 compared with the same periods in 1998. For 1999, the impact on depreciation expense from the growth in the average size of the in-serviced full service lease and commercial rental fleets has been substantially offset by the impact of sale/leaseback transactions completed since December 1998. Gains on vehicle sales increased 21% in the third quarter and 9% in the first nine months of 1999, compared with the same periods last year, due to an increase in the number of vehicles sold which offset a decrease in the average gain per vehicle sold. The reduced average gains reflect overall increased carrying value of vehicles at the date of disposition, a changing mix of vehicles sold and disposal methods. Average proceeds per vehicle sold in 1999 exceeded 1998 levels. As a percentage of revenue, depreciation expense, net of gains, was unchanged at 12% in the third quarter and first nine months of 1999 and 1998.

Interest expense increased 3% in the third quarter and first nine months of 1999, compared with the same periods in 1998, due to higher average outstanding debt levels prior to the debt reductions in September 1999 associated with the use of proceeds from the sale of the Public Transportation Services business.The higher outstanding debt levels resulted primarily from increased levels of capital spending. Interest costs were favorably impacted by lower average interest rates and sale/leaseback transactions completed since December 1998.

Miscellaneous expense (income), net was $2.7 million and $5.8 million in the third quarter and first nine months of 1999, respectively, compared with $2.2 million and $(2.4) million in the comparable 1998 periods. The growth in miscellaneous expense in 1999 was due primarily to absence of corporate gains on the sale of facilities and properties realized in the first half of 1998 and increased costs associated with selling, with limited recourse, more trade receivables during the 1999 period.

The Company's effective tax rates in the third quarter and first nine months of 1999 were 37.8% and 37.9%, respectively, compared with 36.6% and 38.3% in the same 1998 periods.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) --
         Three and nine months ended September 30, 1999 and 1998

OPERATING RESULTS BY BUSINESS SEGMENT
Periods ended September 30, 1999 and 1998
(Dollars in thousands)

                                                     Three Months                    Nine Months
                                               --------------------------       ---------------------
                                                  1999            1998            1999          1998
                                               ----------       ---------       ---------   ---------
Revenue:
  Transportation Services:
    Full service lease and
      programmed maintenance                   $  409,744         395,626       1,200,654   1,161,445
    Commercial rental                             134,555         126,166         373,671     342,969
    Fuel                                          150,965         130,804         413,140     401,389
    Other                                          69,581          64,794         204,717     196,139
                                               ----------       ---------       ---------   ---------
                                                  764,845         717,390       2,192,182   2,101,942
  Integrated Logistics                            422,771         367,966       1,241,975   1,096,535
  International                                   154,907         167,813         437,766     431,684
  Intersegment eliminations                       (80,957)        (76,837)       (241,503)   (230,310)
                                               ----------       ---------       ---------   ---------
       Total revenue                           $1,261,566       1,176,332       3,630,420   3,399,851
                                               ==========       =========       =========   =========


Earnings from continuing operations before
  income taxes:
  Transportation Services                      $   54,675          64,715         145,885     163,955
  Integrated Logistics                             17,779          23,110          37,725      57,753
  International                                     3,348           1,485          (2,318)      1,984
  Intersegment eliminations                        (9,707)         (9,686)        (28,806)    (29,280)
                                               ----------       ---------       ---------   ---------
       Total from reportable segments              66,095          79,624         152,486     194,412
  Corporate administrative expenses
    and other                                      (4,736)         (5,227)        (19,279)     (8,821)
  Year 2000 expense                                (2,314)        (10,671)        (23,285)    (25,365)
  Other unusual items                              (2,645)              -          (2,645)          -
                                               ----------       ---------       ---------   ---------
       Total earnings from continuing
         operation before income taxes         $   56,400          63,726         107,277     160,226
                                               ==========       =========       =========   =========

Vehicle Fleet Size (owned and leased):

                                              September 30,    December 31,    September 30,
                                                   1999            1998            1998
                                              -------------    ------------    -------------
Transportation Services*:
  Full service lease                              118,567         109,124         106,497
  Commerical rental                                42,177          37,517          38,968
  Service vehicles                                  2,188           2,127           2,105
                                                  -------         -------         -------
                                                  162,932         148,768         147,570
International                                      13,270          13,802          14,000
Integrated Logistics                                  106             107             109
                                                  -------         -------         -------
                                                  176,308         162,677         161,679
                                                  =======         =======         =======
*  Includes vehicles:
   Not yet earning revenue                          5,990           4,314           2,913
   No longer earning revenue                        6,301           4,159           4,063
                                                  -------         -------         -------
                                                   12,291           8,473           6,976
                                                  =======         =======         =======

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) --
         Three and nine months ended September 30, 1999 and 1998

Management evaluates financial performance based upon several factors, of which the primary measure is business segment earnings before income taxes, Year 2000 expense and other unusual items. Business segment earnings before income taxes represent the total profit earned from each segment's customers across all of the Company's segments and include allocations of certain overhead costs. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent stand-alone entity during the periods presented.

INTEGRATED LOGISTICS

Revenue from Integrated Logistics increased 15% and 13% in the third quarter and first nine months of 1999, respectively, compared with the same 1998 periods, primarily due to expansion of revenue with existing customers, start-up of business sold in the previous year, the negative impact on 1998 results of a strike at select General Motors plants which ended in July 1998 and, to a lesser extent, the pass-through impact of increased fuel costs. A large component of growth in 1999 has come from logistics contracts where the Company manages the transportation of freight and subcontracts the delivery of products to third parties. Operating revenue (which excludes subcontracted freight costs) increased 11% and 8% in the third quarter and first nine months of 1999, respectively, compared with the same 1998 periods. New business sales have grown, on a year-over-year basis, in each of the last five quarters. Net business sales in the third quarter of 1999 were about 15% below prior year levels due primarily to timing; however, for the year, net business sales have increased almost 90% over last year. Management continues to believe that improved sales force capabilities, industry segmentation, and the ability to leverage rapidly emerging logistics technologies should result in continued new sales growth for the remainder of 1999. However, in light of the timing of the start-up of business sales (in both 1998 and 1999) and lost business, revenue growth rates are not expected to continue at current levels over the near term.

Integrated Logistics pretax business segment earnings in the third quarter of 1999 were $18 million compared with $23 million in the same period last year. Pretax business segment earnings as a percentage of operating revenue also decreased to 5.5% in the third quarter of 1999 from 7.9% in the comparable 1998 period. Pretax earnings in the first nine months of 1999 were $38 million, or 4.0% of operating revenue, compared with $58 million, or 6.7% of operating revenue, in the same period last year. Pretax business segment earnings in the third quarter of 1999 were impacted by increased vehicle liability, employee benefit and litigation costs and higher overhead and technology costs to support product development and marketing initiatives.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) --
         Three and nine months ended September 30, 1999 and 1998

For the year, pretax business segment earnings were also impacted by lower volumes in some volume-sensitive automotive and carrier management accounts, reduced margins as a result of lost dedicated contract carriage business and a second quarter $3 million contract settlement charge related to one strategic account. In light of these factors, management expects unfavorable earnings comparisons to continue through year end.

TRANSPORTATION SERVICES

Total revenue in the Transportation Services segment increased 7% in the third quarter and 4% in the first nine months of 1999 compared with the same periods in 1998. Dry revenue (revenue excluding fuel) increased 5% in the third quarter and first nine months of 1999 compared with the same 1998 periods.

Despite continued strong new sales of truck leases in the first nine months of 1999, full service leasing and programmed maintenance revenue in the third quarter and first nine months of 1999 grew only about 4% from the comparable periods of 1998. The leasing revenue growth rate continues to be impacted by non-renewals, overall reduced pricing and delays associated with the in-service processing of vehicles. As of September 30, 1999, new vehicles not yet earning revenue have doubled from prior year levels; however, management expects to reduce these counts to prior year levels by the end of the fiscal year. Based on the level of non-renewals, current pricing conditions and status of in-servicing efforts, management does not expect lease revenue growth rates to substantially exceed current levels in the near term.

Commercial rental revenue increased 7% to $135 million in the third quarter of 1999 and 9% to $374 million in the first nine months of 1999, compared with the same 1998 periods. The increase in revenue reflects continued strong, but lower, utilization of a larger average commercial rental fleet, especially from full service lease customers awaiting delivery of new lease equipment. Such "awaiting new lease" rental revenue increased $2 million, or 16%, in the third quarter of 1999 and $15 million, or 49%, in the first nine months of 1999, compared with the same periods last year. The growth in this ancillary service slowed in the current quarter due to conversions to full service lease as well as unfavorable comparisons to last year's third quarter. Management expects this trend to continue with the anticipated reduction of vehicles not yet earning revenue. The Company also adjusts fleet levels in response to seasonal demands, utilization targets and projected future spending, and fleet levels are expected to decline over the near term. In light of all of these factors, management does not expect commercial rental revenue growth rates to remain at current levels in the near term.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) --
         Three and nine months ended September 30, 1999 and 1998

Fuel revenue increased 15% in the third quarter of 1999, compared with the third quarter of 1998, as a result of much higher world-wide fuel prices which offset slightly lower volumes. Fuel revenue increased 3% in the first nine months of 1999 compared with the first nine months of 1998, as a result of higher fuel prices which offset lower volumes. Other transportation services revenue, consisting of third-party maintenance, trailer rentals and other ancillary revenue to support product lines, increased 7% and 4% in the third quarter and first nine months of 1999, respectively, compared with the same periods in 1998.

Transportation Services pretax earnings decreased 16% to $55 million in the third quarter of 1999 compared with the third quarter of 1998. As a percentage of dry revenue, earnings before income taxes decreased from 11.0% in the third quarter of 1998 to 8.9% in the third quarter of 1999. Pretax earnings in the first nine months of 1999 were $146 million, or 8.2% of dry revenue, compared with $164 million, or 9.6% of dry revenue, in the same period last year. The decline in segment pretax earnings resulted primarily from higher compensation and employee benefit expenses, higher vehicle liability and technology costs, the overall impact of non-renewals, lower pricing and higher fixed costs associated with the continuing delays of in-service and out-service processing of lease vehicles. Operating margin (revenue less direct operating expenses, depreciation and interest expense) from full service leasing increased in the third quarter and first nine months of 1999 compared with the same periods last year, primarily as a result of revenue growth. Operating margin as a percentage of revenue remained the same for all periods as reduced maintenance spending was offset by higher equipment fixed costs, especially during the third quarter of 1999 . Commercial rental operating margin also increased in the third quarter and first nine months of 1999, compared with the same 1998 periods, reflecting continued strong, but lower, utilization of a larger average fleet. Operating margin as a percentage of revenue decreased in the third quarter and first nine months of 1999 compared with the same periods last year reflecting lower fleet utilization. In light of these factors, management expects unfavorable earnings comparisons to continue through year end.

INTERNATIONAL

International segment revenue decreased 8% in the third quarter of 1999 and increased 1% in the first nine months of 1999, compared with the same periods in 1998. The International revenue growth rate reflects the impact of the economic difficulties in Brazil and Argentina and revenue reductions in U.K. truck leasing and rental which offset revenue gains in Mexico and the U.K. logistics operations. The 1999 year-to-date revenue growth also includes the impact of the acquisition of the remaining interest in Companhia Transportadora e Comercial Translor, S.A., a Brazilian logistics company which was fully consolidated in May 1998.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) --
         Three and nine months ended September 30, 1999 and 1998

The International segment reported pretax earnings of $3.3 million in the third quarter of 1999 compared with earnings of $1.5 million in the same 1998 period. In the first nine months of 1999, International reported a pretax loss of $2.3 million compared with earnings in the same period last year of $2.0 million. Third quarter results reflect improved profitability in the U.K operations, both logistics and truck leasing and rental. For the first nine months of 1999, International results benefited from $3 million of gains on early contract terminations by U.K. logistics customers, but were negatively impacted by reduced overall profitability in the U.K. operations, due primarily to a softer U.K. economy, as well as higher costs due in part to the reorganization of the U.K. truck leasing and rental business, previously held for sale. International results also suffered from the impact of economic difficulties experienced in Brazil and Argentina primarily in automotive contracts, as well as higher costs in the European logistics operations reflecting infrastructure spending and marketing costs associated with a large proposal.

CORPORATE ADMINISTRATIVE EXPENSES AND OTHER

Corporate administrative expenses and other totaled $5 million and $19 million in the third quarter and first nine months of 1999, respectively, compared with $5 million and $9 million in the third quarter and first nine months of 1998, respectively. The year-to-date variance in corporate administrative expenses and other reflects recruitment costs associated with recent senior management hires and the absence of gains in 1999, compared with $8 million of gains realized in the first half of 1998 primarily from the sale of surplus non-operating properties.

DISCONTINUED OPERATIONS

Revenue from Public Transportation Services totaled $84 million in the third quarter and $412 million in the first nine months of 1999, a decrease of 27% and 2%, respectively, compared with the same periods in 1998. The decline in revenue is due primarily to the sale of the unit on September 13, 1999. The timing of the sale offset revenue growth in 1999 primarily from new contracts and expansions in student transportation and transit management businesses and the impact of several 1998 acquisitions completed in student transportation services. Pretax business segment earnings (loss) in Public Transportation Services were $(14) million in the third quarter of 1999 compared with $(6) million in the third quarter of 1998 and $20 million in the first nine months of 1999 compared with $35 million in the comparable period of 1998. These results reflect the unfavorable comparisons associated with selling the unit in mid-September, especially the impact on student transportation which is not fully productive until that time, and reduced profitability in the student transportation business, which suffered from higher driver recruiting and compensation costs in several regions due to labor shortages and increased vehicle liability costs.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) --
         Three and nine months ended September 30, 1999 and 1998

Interest expense was allocated to the Public Transportation Services business based upon an assumed debt to equity ratio consistent with other similar businesses and with the Company's historical interest allocation method for segment profit reporting and discontinued operations. Interest expense of $8.5 million was included in the operating results of Public Transportation Services for the nine months ended September 30, 1999 and 1998. The results of operations of Public Transportation Services exclude corporate and branch overhead charges allocated by the Company and previously included in segment profit reporting.

The Company realized a pretax gain of $573 million ($335 million after tax) on the sale of the Public Transportation Services business. The gain on sale is net of direct transaction costs, gains on the curtailment and settlement of certain employee benefit plans and exit costs to separate the discontinued business.

LIQUIDITY AND CAPITAL RESOURCES

The sale of the Public Transportation Services business and the application of proceeds therefrom has significantly improved the Company's balance sheet structure and liquidity position. The sale generated proceeds of $940 million ($670 million after tax) which have been or will be used for debt reduction, working capital purposes and stock repurchase.

CASH FLOW

The following is a summary of the Company's cash flows from continuing operating, financing and investing activities for the nine months ended September 30, (in thousands):

                                                                  1999             1998
                                                                  ----             ----
         Net cash provided by (used in):
           Operating activities                               $ 367,260          599,966
           Financing activities                                (217,017)         109,700
           Investing activities                                  21,838         (742,621)
                                                              ---------         --------
                                                              $ 172,081          (32,955)
                                                              =========         ========

The decrease in cash flow from continuing operating activities in the first nine months of 1999, compared with the same period last year, was attributable to a decrease in trade receivables sold of $190 million and lower earnings. The decrease in sale of receivables reflects the use of a portion of the proceeds from the sale of public transportation services business to fund working capital requirements. A summary of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows. Cash flow from continuing operating activities (excluding sales of receivables) plus asset sales as a percentage of capital expenditures (net of proceeds from the sale and leaseback of revenue earning equipment) was 64% in the first nine months of 1999, compared with 81% in the same period last year. The decrease is due to a significant increase in capital expenditures to support new lease business and fleet replacement requirements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) --
         Three and nine months ended September 30, 1999 and 1998

During the first nine months of 1999, cash of $217 million was used in financing activities, primarily for net debt repayments of $111 million, dividends paid of $32 million and common stock repurchases of $81 million. Net borrowings were reduced during September 1999 through application of a portion of the proceeds from the sale of the Public Transportation Services business and the proceeds from the sale and leaseback of revenue earning equipment. During the first nine months of 1999, the Company repurchased three million shares of its common stock, at an average price of $24.80 per common share, under a program announced in December 1998. In September 1999, the Company announced a new program to repurchase $200 million of common stock over two years utilizing a portion of the proceeds from the sale of the Public Transportation Services business. As of September 30, 1999, the Company had repurchased 300,000 shares of common stock under this program, at an average price of $22.05 per common share. The current program is the fifth since 1996 resulting in the cumulative repurchase of 18.3 million shares by the Company. The decrease in cash provided by financing activities in the first nine months of 1999 compared to the same period last year is attributable to debt repayments made utilizing a portion of the proceeds from the sale of assets and businesses.

During the first nine months of 1999, investing activities provided cash of $22 million compared with a net usage of $743 million in the same period last year. The increase in cash provided by investing activities reflects the proceeds from the sale of the Public Transportation Services business and increased proceeds from the sale (including leasebacks) of revenue earning equipment. These proceeds have offset a 51% increase in capital expenditures. A summary of capital expenditures for the nine months ended September 30 follows (in thousands):

                                                        1999              1998
                                                     ----------       ---------
         Revenue earning equipment:
           Transportation Services                   $1,382,245         855,522
           International                                 59,747          69,362
                                                     ----------       ---------
                                                      1,441,992         924,884
         Operating property and equipment                80,456          86,034
                                                     ----------       ---------
                                                     $1,522,448       1,010,918
                                                     ==========       =========

The increase in capital expenditures for Transportation Services' revenue earning equipment was due principally to higher than anticipated requirements for replacement lease equipment and new lease sales. During the third quarter of 1999, management reviewed capital spending requirements and undertook several actions to slow the rate of spending in 1999. These efforts reduced forecasted spending by approximately 10%; however, management still expects capital expenditures for 1999 will exceed 1998 levels by about 30%. The Company expects to fund its 1999 capital expenditures with both internally generated funds and additional financing.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) --
         Three and nine months ended September 30, 1999 and 1998

FINANCING

Ryder utilizes external capital to support growth in its asset-based product lines. The Company has a variety of financing alternatives available to fund its capital needs. These alternatives include long- and medium-term public and private debt, as well as variable-rate financing available through bank credit facilities and commercial paper. The Company also periodically enters into sale and leaseback agreements for revenue earning equipment, the majority of which are accounted for as operating leases. In September 1999, the Company utilized a portion of the proceeds from the sale of the Public Transportation Services business and the sale and leaseback of revenue earning equipment to reduce debt levels. These repayments have significantly altered the Company's balance sheet debt structure compared to prior periods.

On July 21, 1999, Standard & Poor's Ratings Group confirmed its short-term credit ratings for the Company and placed its long-term ratings for the Company on CreditWatch with negative implications following the Company's announcement of a definitive agreement to sell the Public Transportation Services business. On July 21, 1999, Moody's Investors Service confirmed its credit ratings for the Company. On April 27, 1999, Duff & Phelps Credit Rating Co. lowered its credit ratings of the Company's commercial paper and unsecured notes to D2 and A- from D1 and A, respectively. Duff & Phelps Credit Rating Co. reaffirmed these credit ratings on July 21, 1999.

The Company's debt ratings as of September 30, 1999 were as follows:

                                              Commercial           Unsecured
                                                   Paper               Notes
                                              ----------           ---------
         Standard & Poor's Ratings Group             A2                 BBB+
         Moody's Investors Service                   P2                 Baa1
         Duff & Phelps Credit Rating Co.             D2                   A-

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) --
         Three and nine months ended September 30, 1999 and 1998

Debt totaled $2.5 billion at September 30, 1999, a decrease of $85 million from December 31, 1998. During the first nine months of 1999, the Company made $234 million of scheduled unsecured note payments and issued $174 million of medium-term notes. U.S. commercial paper outstanding at September 30, 1999 decreased to $118 million, compared with $198 million at December 31, 1998. The Company's foreign debt increased approximately $24 million from December 31, 1998 to $414 million at September 30, 1999. The Company's percentage of variable-rate financing obligations was 20% at September 30, 1999 which is below the Company's targeted level of 25%-30% and the actual level of 27% at December 31, 1998. The Company expects to increase variable-rate financing obligations within targeted levels over the near term in conjunction with planned financings. The Company's debt to equity ratio at September 30, 1999, decreased to 178% from 236% at December 31, 1998 and 254% at September 30, 1998.

As of September 30, 1999, $539 million was available under the Company's $720 million global revolving credit facility, which expires in 2002. Foreign borrowings of $63 million were outstanding under the facility as of September 30, 1999. In September 1998, the Company filed an $800 million shelf registration statement with the Securities and Exchange Commission. Proceeds from debt issues under the shelf registration are expected to be used for capital expenditures, debt refinancing and general corporate purposes. The Company has $487 million of debt securities available for issuance under this shelf registration statement. The Company also participates in an agreement to sell, with limited recourse, up to $375 million of trade receivables on a revolving basis through July 2004. At September 30, 1999, the outstanding balance of receivables sold pursuant to this agreement decreased to $75 million from $200 million at December 31, 1998.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) --
         Three and nine months ended September 30, 1999 and 1998

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

During 1997, after consideration of the potential impact to operations, including customer and supplier relationships, an enterprise-wide program was initiated to modify computer information systems to be Year 2000 compliant or to replace non-compliant systems. The Company has established a Year 2000 Steering Committee comprised of senior executives to address compliance issues and strategic alternatives. The Company also established a program office dedicated to implementing the Year 2000 compliance plan, and has engaged external consultants to provide day-to-day management oversight and contractors to remediate and test non-compliant source code. Accordingly, the majority of the Company's Year 2000 costs have been incremental to operations.

The Company identified three major areas determined to be critical for successful Year 2000 compliance: (1) information systems, such as mainframes, PCs, networks and similar type systems maintained at customer sites, and legacy applications relating to operations such as financial reporting, human resources, purchasing, treasury, marketing and sales; (2) third-party relationships, including customers, suppliers, vendors and government agencies; and (3) facilities and equipment which may contain microprocessors with embedded technology.

The Company's Year 2000 compliance program for each major area was segregated into three broad phases. Phase I of the program was the assessment of information systems, facilities and equipment, and services and products provided by third parties in order to identify exposures to Year 2000 issues and to develop a master plan of action including remediation, retirement or replacement of non-compliant systems. Phase II of the program was the implementation of action plans. Phase III of the program was the final testing of each major area of exposure to ensure compliance, the placement of remediated items into production and contingency planning to assess reasonably likely worst case scenarios.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) --
         Three and nine months ended September 30, 1999 and 1998

The Company's remediation plan for legacy application and system software was segregated into 15 major partitions worldwide. Overall, approximately 99% of the Company's effort in this area has been performed as of September 30, 1999. Remediation of the Company's core business applications was complete as of September 30, 1999. Virtually all remediated code had been tested and redeployed as of September 30, 1999. Final testing and redeployment of remaining remediated code is scheduled to be completed in November of 1999. Due to the uncertainties inherent in this undertaking, the Company has developed contingency plans to minimize the impact of any unforeseen substantial disruption resulting from non-compliance. However, because of the imponderable nature of potential Year 2000 deficiencies, their impact cannot be quantified.

The Company relies on suppliers, vendors and government agencies to timely provide a wide range of goods and services, including equipment, supplies, telecommunications, utilities, transportation services and banking services. Management believes that third-party relationships represent the greatest risk with respect to the Year 2000 issue because of the Company's limited ability to influence actions of third parties and to estimate the impact of non-compliance of third parties throughout the Company's operations. The Company is making concerted efforts to understand the Year 2000 status of third parties whose Year 2000 non-compliance could either have a material adverse effect on the Company's business, financial condition or results of operations or involve a safety risk to employees or customers. The Company surveyed and communicated with customers, suppliers and vendors with whom it has important financial and operational relationships to assess their Year 2000 compliance program and to develop joint contingency plans in the event of Year 2000 failures. The Company is continuing to monitor and evaluate the adequacy of these plans as new information becomes available.

The Company's vendor compliance program includes the following: assessing vendor compliance status; tracking vendor compliance progress; developing contingency plans, including identifying alternate vendors, as needed; addressing contract language; replacing, remediating or upgrading equipment; requesting certification from vendors or making on-site assessments, as required; and sending questionnaires and conducting phone interviews. Based on the vendor compliance work to date, the Company has not identified a vendor whose failure for Year 2000 reasons could have a global and material impact to operations; however, the Company has identified approximately 60 vendors who are significant to operations. For each of these significant suppliers and vendors, the Company continues to obtain and evaluate information (through questionnaires, phone interviews or publicly available data) regarding their Year 2000 compliance programs and status. However, the Company can provide no assurance that Year 2000 compliance plans will be successfully completed by third parties in a timely manner.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) --
         Three and nine months ended September 30, 1999 and 1998

In the facilities and equipment area, the Company's exposure relates to embedded technology in, among other things, vehicles, vehicle-related devices, and storage and other facilities operated by the Company. Based upon testing and discussions with major truck manufacturers, microprocessors installed by the truck manufacturers are Year 2000 compliant. Remediation of leak detection devices on the Company's underground fuel storage tanks has been completed. The Company has not identified any other significant exposures.

The Company has developed a Year 2000 contingency plan development process to mitigate, to the extent practicable, potential substantial disruptions in the Company's activities and operations that may be created by failures of critical business partners, facilities and equipment, and internal systems. Management currently believes that the most likely worst case scenario will consist of some localized disruptions of systems that may affect individual business processes, facilities or suppliers for a short time rather than systemic or long-term problems affecting business operations as a whole. Through visits to key operating sites, departments, customers, and vendors, potential disruption scenarios have been identified and contingency plans have been developed. The Company is continuing to evaluate, modify and augment contingency plans for each business unit and for critical business processes as additional information becomes available.

Year 2000 contingency plans address preparation, assessment of failure, and resumption of critical business functions. Initial plans developed cover early warning, preventative maintenance actions and alternative processes. Quick response teams will be formed to identify and correct problems as they occur. As an adjunct to the contingency planning process, the Company has created a Year 2000 Event Management Center to communicate status and problems to Company personnel, to coordinate end-of-year activities and assist in prioritizing responses to any issues that occur around the millennium. The Company is considering the following plans of action in anticipation of any potential Year 2000 problems: carrying additional supplies of fuel, additional data back-ups, computer shut downs and restarts, finishing 1999 transactions early, freezing new system installations and alternative means of communication. However, the Company can provide no assurance that it will correctly anticipate the level, impact or duration of non-compliance by critical business partners, facilities and equipment or internal systems, or that contingency plans will be sufficient to mitigate the impact of non-compliance.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) --
         Three and nine months ended September 30, 1999 and 1998

The Company's contingency planning process has focused on risks, scenarios and reasonable contingency plans involving materially important information systems and third-party relationships. However, there are an almost infinite number of additional risks which are not practicably assessable and for which, therefore, specific contingency and mitigation plans have not been developed. Such risks include the failures of one or more information systems or third-parties which failures, individually, the Company does not consider to be materially important but whose failure could trigger an unanticipated cascade of other Year 2000 failures, the combination of which could be materially important or could affect the implementation of existing contingency plans. Such a combination of failures could have a material adverse effect on the Company's results of operations, liquidity and/or financial condition.

The failure or failures of information systems for Year 2000 reasons could also give rise to liability to third parties. While the Company has attempted to minimize such liability to third parties, the potential for such liability still exists and presents a material risk independent of the risk that such failure or failures could also have a material adverse effect on the Company's results of operations, liquidity and/or financial condition.

Based upon current information, the Company estimates that the cumulative impact on after-tax earnings for incremental Year 2000 costs to be $41 million, an increase of approximately $5 million from the mid-range estimate provided in the 1998 Annual Report on Form 10-K. The increase in estimated costs reflects primarily the impact of changing the remediation action plan for a non-compliant application as well as the discovery of additional lines of software code subject to remediation. Through September 30, 1999, the Company has incurred $40 million after tax on the Year 2000 project. The majority of costs incurred to date relate to remediation activities. These costs have been funded through operating cash flows and expensed as incurred. Future costs are difficult to estimate and actual results could differ from the Company's expectations due to unanticipated technological difficulties, the impact of third-party non-compliance and the cost and availability of resources.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) --
         Three and nine months ended September 30, 1999 and 1998

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

In April 1998, the AICPA also issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5, which was effective for the Company on January 1, 1999, requires that all costs of start-up activities, including organization costs, be expensed as incurred. The Company's existing accounting policies conformed with the requirements of SOP 98-5; therefore, adoption of this statement did not impact on the Company's results of operations or financial position.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued) --
         Three and nine months ended September 30, 1999 and 1998

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

The Company's quantitative and qualitative disclosures about market risk for changes in interest rates and foreign exchange rates have not materially changed since December 31, 1998. The Company's disclosures about market risk are contained in Item 7A of the Annual Report on Form 10-K for the year ended December 31, 1998. The exposure to market risk for fluctuations in fuel prices relates to fixed-price fuel sales commitments with certain customers. The Company mitigates this exposure by entering into forward purchases for delivery at fueling facilities. Fixed-price fuel arrangements represent approximately 5% of total fuel purchases.

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

         (27.1)   Financial Data Schedule (for SEC use only).

         (27.2)   Restated Financial Data Schedule
                  Six months ended June 30, 1999

         (27.3)   Restated Financial Data Schedule
                  Three months ended March 31, 1999

         (27.4)   Restated Financial Data Schedule
                  Year ended December 31, 1998

         (27.5)   Restated Financial Data Schedule
                  Nine months ended September 30, 1998

         (27.6)   Restated Financial Data Schedule
                  Six months ended June 30, 1998

         (27.7)   Restated Financial Data Schedule
                  Three months ended March 31, 1998

         (27.8)   Restated Financial Data Schedule
                  Year ended December 31, 1997

   (b)   Reports on Form 8-K

         A report on Form 8-K, dated September 24, 1999, was filed by the registrant announcing the completion of the sale of its Public Transportation Services business unit. The report also included pro forma consolidated condensed financial information for the registrant, after giving effect to the sale of its Public Transportation Services business unit.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 RYDER SYSTEM, INC.
                                 (Registrant)

Date: November 5, 1999      /S/ CORLISS J. NELSON
                            ----------------------------------------------------
                            Corliss J. Nelson
                            Senior Executive Vice President-Finance
                            and Chief Financial Officer
                            (Principal Financial Officer)


Date: November 5, 1999      /S/ GEORGE P. SCANLON
                            ----------------------------------------------------
                            George P. Scanlon
                            Senior Vice President - Planning and Controller
                            (Principal Accounting Officer)

                                 EXHIBIT INDEX

 EXHIBIT   DESCRIPTION
 -------   -----------
  (15)     Independent Accountants' Consent

  (27.1)   Financial Data Schedule (for SEC use only)

  (27.2)   Restated Financial Data Schedule
           Six months ended June 30, 1999

  (27.3)   Restated Financial Data Schedule
           Three months ended March 31, 1999

  (27.4)   Restated Financial Data Schedule
           Year ended December 31, 1998

  (27.5)   Restated Financial Data Schedule
           Nine months ended September 30, 1998

  (27.6)   Restated Financial Data Schedule
           Six months ended June 30, 1998

  (27.7)   Restated Financial Data Schedule
           Three months ended March 31, 1998

  (27.8)   Restated Financial Data Schedule
           Year ended December 31, 1997