Form 10-K
period 1999-12-31
RYDER SYSTEM INC
filed 2000-03-13
CIK 85961

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

           [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 FOR THE TRANSITION PERIOD FROM _____ TO ______

                          Commission file number 1-4364

                               RYDER SYSTEM, INC.
             (Exact name of registrant as specified in its charter)

    FLORIDA                                          59-0739250
    ------------------------------                   -------------------
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                   Identification No.)

    3600 N.W. 82 AVENUE, MIAMI, FLORIDA  33166       (305) 500-3726
    ------------------------------------------       -------------------
    (Address of principal executive                  (Telephone number
    offices including zip code)                      including area code)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold as of January 31, 2000, was $1,284,659,715. The number of shares of Ryder System, Inc. Common Stock ($.50 par value) outstanding as of January 31, 2000, was 59,399,121.

    DOCUMENTS INCORPORATED BY             PART OF FORM 10-K INTO WHICH
    REFERENCE INTO THIS REPORT            DOCUMENT IS INCORPORATED

    Ryder System, Inc. 2000 Proxy         Part III
    Statement

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

Ryder System, Inc. Medium-Term Notes,              None
Series 12, due 9 months or more from date of issue at rate based on market rates at time of issuance

Ryder System, Inc. Medium-Term Notes,              None
Series 13, due 9 months or more from date of issue at rate based on market rates at time of issuance

Ryder System, Inc. Medium-Term Notes,              None
Series 14, due 9 months or more from date of issue at rate based on market rates at time of issuance

Ryder System, Inc. Medium-Term Notes,              None
Series 15, due 9 months or more from date of issue at rate based on market rates at time of issuance

Ryder System, Inc. Medium-Term Notes,              None
Series 16, due 9 months or more from date of issue at rate based on market rates at time of issuance

SECURITIES REGISTERED PURSUANT TO
SECTION 12(g) OF THE ACT:                          None


                            [Cover page 3 of 3 pages]

                               RYDER SYSTEM, INC.
                             Form 10-K Annual Report

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I

 Item 1    Business.......................................................... 5
 Item 2    Properties........................................................ 9
 Item 3    Legal Proceedings................................................. 10
 Item 4    Submission of Matters to a Vote of Security Holders............... 10


PART II

 Item 5    Market for Registrant's Common Equity and Related Stockholder
               Matters....................................................... 11
 Item 6    Selected Financial Data........................................... 11
 Item 7    Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................... 12
 Item 7A   Quantitative and Qualitative Disclosures About Market Risk........ 24
 Item 8    Financial Statements and Supplementary Data....................... 25
 Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................... 50


PART III

 Item 10   Directors and Executive Officers of the Registrant................ 50
 Item 11   Executive Compensation............................................ 50
 Item 12   Security Ownership of Certain Beneficial Owners and
               Management.................................................... 50
 Item 13   Certain Relationships and Related Transactions.................... 50


PART IV

 Item 14   Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K...................................................... 51

                                     PART I

                                ITEM 1. BUSINESS

GENERAL

Ryder System, Inc. (the "Company") was incorporated in Florida in 1955. Through its subsidiaries, the Company engages primarily in the logistics and transportation business with focus on: 1) integrated logistics, including dedicated contract carriage, the management of carriers, and inventory deployment; and 2) transportation services, including full service leasing, maintenance and short-term rental of trucks, tractors and trailers. As of December 31, 1999, the Company and its subsidiaries had a fleet of 171,538 vehicles and 30,340 employees.(1)

On September 13, 1999, the Company completed the sale of its public transportation services business. On September 30, 1997, the Company completed the sale of its automotive carrier business. The disposals of these businesses have been accounted for as discontinued operations and, accordingly, their operating results and cash flows are segregated and reported as discontinued operations in the Company's consolidated financial statements.

Financial information about industry segments is included in Item 8 on pages 46 through 48 of this report.

--------
     1 This number does not include drivers obtained by certain subsidiaries of the Company under driver leasing agreements.

LOGISTICS AND TRANSPORTATION BUSINESS UNITS

INTEGRATED LOGISTICS

Ryder Integrated Logistics, Inc. ("Ryder Integrated Logistics") provides global integrated logistics support of customers' entire supply chains, from in-bound raw materials supply through finished goods distribution, including dedicated contract carriage, the management of carriers, and inventory deployment and overall supply chain design and management through 870 locations in the U.S. and Canada. Ryder Integrated Logistics utilizes advanced information technology and frequently teams with strategic alliance partners. Services include varying combinations of logistics system design, the provision of vehicles and equipment (including maintenance and drivers), warehouse management (including cross docking and flow-through distribution), transportation management, vehicle dispatch, and in-bound and out-bound just-in-time delivery. Logistics systems include procurement and management of all modes of transportation, shuttles, interstate long-haul operations, just-in-time service to assembly plants and factory-to-warehouse-to-retail facility service. These services are used in major industry sectors including electronics, high-tech, telecommunications, automotive, industrial, aerospace, consumer packaged goods, paper and paper products, chemical, office equipment, news, food and beverage, general retail industries, along with other industries and the federal sector. Part of Ryder's strategy is to take advantage of, and build upon, the expertise, market knowledge and infrastructure of strategic alliance and joint venture partners to complement its own expertise in providing logistics solutions to businesses involved in the over-the-road transportation of goods and to those who move goods around the world using any mode of transportation. In 1999, Ryder Integrated Logistics continued to expand its presence in the logistics market through internal growth, increased emphasis on global account management and initiation of strategic alliances. On-going expansion initiatives include the establishment of e-Commerce services and increased capabilities in Asia and the Pacific Rim.

FULL SERVICE LEASING, MAINTENANCE AND SHORT-TERM RENTAL OF TRUCKS, TRACTORS AND TRAILERS

Ryder Truck Rental, Inc., which does business as Ryder Transportation Services ("Ryder Transportation Services"), provides full service truck leasing to nearly 13,450 customers (ranging from large national enterprises to small companies), with a fleet of 115,464 vehicles (including 15,438 vehicles leased to affiliates), through 805 locations in 49 states, Puerto Rico, and 8 Canadian provinces. Under a full service lease, Ryder Transportation Services provides customers with vehicles, maintenance, supplies and related equipment necessary for operation, while the customers furnish and supervise their own drivers, and dispatch and exercise control over the vehicles. Additionally, Ryder Transportation Services provides contract maintenance services to more than 1,900 customers, servicing 40,818 vehicles under maintenance contracts, and provides short-term truck rental, which tends to be seasonal, to commercial customers to supplement their fleets during peak business periods. A fleet of 40,984 vehicles, ranging from heavy-duty tractors and trailers to light-duty trucks, is available for commercial short-term rental. In 1999, Ryder Transportation Services focused on the expansion of its long-term contractual businesses such as the full service leasing of trucks, tractors and trailers, and contract truck maintenance, through internal growth. Ryder Transportation

Services also provides additional services for customers, including fleet management, freight management and the Ryder Citicorp Finance Lease program. By expanding its vehicle financing options, Ryder Transportation Services gives customers the flexibility to choose a full service lease or the combination of a finance lease and contract maintenance for their vehicles.

INTERNATIONAL OPERATIONS

Ryder also provides logistics and transportation services in markets outside the U.S. and Canada, including full service leasing of trucks, tractors and trailers, commercial truck rental, contract maintenance and a broad range of warehousing, logistics and supply chain management services. Ryder continues to implement a strategy for further growth in international markets, providing national and global logistics solutions to multinational customers. National service refers to the provision of services within the confines of a particular country. International services require the management of the movement of goods across borders, and global services include both of the foregoing for customers with needs in a number of international markets who may also require multinational coordination of logistic and supply chain management services.

As of December 31, 1999, Ryder's international operations had 12,839 vehicles, 5,247 employees, and provided services through 133 locations in the United Kingdom, Germany, Mexico, Poland, Argentina, the Netherlands and Brazil. In 1999, Ryder continued to enhance its presence in the United Kingdom, Mexico, Argentina, Brazil and Poland through internal growth, and also commenced both assessing and exploiting opportunities in markets in other countries. In its world-wide operations, Ryder is always mindful of its need to mitigate risks, including the minimization of asset and currency exposures.

ORGANIZATIONAL CHANGES

During the fourth quarter of 1999, the Company implemented several reorganization initiatives designed to improve customer service and profitability, and align the organizational structure of its divisions with the Company's long-term strategic planning. The reorganization combines the Company's existing business units into one operation.

DISPOSITION OF REVENUE EARNING EQUIPMENT

The Company's business units have historically disposed of used revenue earning equipment at prices in excess of book value. The gains on the sale of revenue earning equipment (reported as reductions in depreciation expense) were approximately 14%, 13% and 12% of earnings from reportable business segments before interest, taxes and unusual items in 1999, 1998 and 1997, respectively. The extent to which gains will be realized on future disposal of revenue earning equipment is dependent upon various factors including the general state of the used vehicle market, the age and condition of vehicles at the time of their disposal and depreciation methods with respect to vehicles.

COMPETITION

As an alternative to using the Company's services, customers may choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors.

In the United States and Canada, Ryder Integrated Logistics competes with companies providing similar services on a national, regional and local level. Additionally, this business is subject to potential competition in most of the regions it serves from air cargo, shipping, railroads, motor carriers and other companies that are expanding logistics services such as freight forwarders and integrators. On a country-by-country basis and on a global basis, Ryder International competes with companies providing similar services in international markets outside the United States and Canada. In the United Kingdom, the markets for full service leasing of trucks, tractors and trailers, and dedicated contract carriage services are well developed and competitive, similar to those in the U.S. and Canada. Germany's continued integration into the European Community and the resulting deregulation, and Poland's transformation to a market economy all create a growing opportunity for Ryder International to provide services in these new markets. Additionally, recent developments in Argentina and Brazil, such as the expanded investment in automotive manufacturing, create growing opportunities for Ryder International to provide services in the southern cone of South America. Moreover, the Company continues to expand its involvement with global logistics customers who obtain critical materials from Asia and the Pacific rim. Ryder Integrated Logistics expects that competition with its services in these emerging markets and in the global integrated logistics marketplace will increase. Competitive factors include price, equipment, maintenance, geographical coverage, market knowledge, expertise in logistics-related technology, and overall performance (e.g., timeliness, accuracy and flexibility). Value-added differentiation of these service offerings across the full global supply chain will continue to be Ryder Integrated Logistics' overriding strategy.

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

For further discussion concerning the business of the Company and its subsidiaries, see the information included in Items 7 and 8 of this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

All of the executive officers of the Company were elected or re-elected to their present offices either at or subsequent to the meeting of the Board of Directors held on May 7, 1999 in conjunction with the Company's 1999 Annual Meeting on the same date. They all hold such offices, at the discretion of the Board of Directors, until their removal, replacement or retirement.

       NAME             AGE                 POSITION
-------------------     ---     -----------------------------------------------

M. Anthony Burns        57      Chairman and Chief Executive Officer

Dwight D. Denny         56      Executive Vice President - Development

Raymond B. Greer        37      President -  Ryder Integrated Logistics, Inc.

James B. Griffin        45      President - Ryder Transportation Services

Edwin A. Huston         61      Vice Chairman

Corliss J. Nelson       55      Senior Executive Vice President -
                                Finance and Chief Financial Officer

Vicki A. O'Meara        42      Executive Vice President, General Counsel and
                                Secretary

Lisa A. Rickard         44      Senior Vice President - Government Relations

George P. Scanlon       42      Senior Vice President - Planning and Controller

Gregory T. Swienton     50      President and Chief Operating Officer

M. Anthony Burns has been Chairman of the Board since May 1985, Chief Executive Officer since January 1983, and a director since December 1979. He also served as the Company's President from December 1979 until June 1999.

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

Raymond B. Greer has been President - Ryder Integrated Logistics, Inc. since December 1998, and was Senior Vice President and General Manager - Global Operations since January 1998 and was Chief Information Officer for Ryder Integrated Logistics, Inc./ Ryder System, Inc. since January 1997.

Edwin A. Huston has been Vice Chairman since May 1999, and was Senior Executive Vice President - Finance and Chief Financial Officer from January 1987 through April 1999. Mr. Huston was Executive Vice President - Finance from December 1979 to January 1987.

Vicki A. O'Meara has been Executive Vice President and General Counsel since June 1997 and Secretary since February 1998. Previously, Ms. O'Meara was with the Chicago office of the law firm of Jones Day Reavis & Pogue where she was a partner.

Corliss J. Nelson has been Senior Executive Vice President - Finance and Chief Financial Officer since May 1999. Previously, Mr. Nelson was President of Koch Capital Services and was a Vice-President of Koch Industries, Inc.

Lisa A. Rickard has been Senior Vice President - Government Relations since January 1997. Ms. Rickard served as Vice President - Federal Affairs from January 1994 until January 1997. From June 1982 until December 1993, Ms. Rickard was with the Washington law firm of Akin, Gump, Strauss, Hauer & Feld, LLP, where she was a partner.

George P. Scanlon has been Senior Vice President - Planning and Controller since January 1997. Mr. Scanlon is the Company's principal accounting officer. Prior to that, Mr. Scanlon served as Vice President - Corporate Planning since August 1996. Mr. Scanlon served as Group Director - Corporate Planning from October 1993 until August 1996 and Group Director - Audit Services from March 1991 until October 1993.

Gregory T. Swienton has been President and Chief Operating Officer since June 1999. Previously, Mr. Swienton was Sr. Vice President of Growth Initiatives of Burlington Northern Santa Fe Corporation.

                               ITEM 2. PROPERTIES

The Company's property consists primarily of vehicles, vehicle maintenance and repair facilities, and other real estate and improvements. Information regarding vehicles is included in Item 1, which is incorporated herein by reference.

Ryder Integrated Logistics, Inc. has 870 locations in the United States and Canada; 4 of these facilities are owned and the remainder are leased. Such locations generally include a warehouse and administrative offices.

Ryder Transportation Services has 805 locations in the United States, Puerto Rico and Canada; 397 of these facilities are owned and the remainder are leased. Such locations generally include a repair shop and administrative offices.

The Company's international operations (locations outside of North America) have 133 locations. These locations are in the United Kingdom, Germany, the Netherlands, Poland, Mexico, Argentina, and Brazil; 19 of these facilities are owned and the remainder are leased. Such locations generally include a repair shop, warehouse and administrative offices.

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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1999.

                                     PART II

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

Information required by Item 5 is included in Item 8, "Supplementary Data."

                         ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY
Ryder System, Inc. and Subsidiaries

Dollars in thousands, except per share amounts           1999        1998        1997        1996        1995
-------------------------------------------------------------------------------------------------------------
Revenue                                            $4,952,204   4,606,976   4,368,148   4,496,373   4,172,778
Earnings from continuing operations before
  unusual items:(a)
  Before income taxes                              $  193,637     238,942     213,042     134,335     166,790
  After income taxes                               $  121,129     149,292     130,019      79,158      98,099
  Per diluted common share(a)                      $     1.76        2.03        1.66        0.97        1.24
Earnings (loss) from continuing operations:
  Before income taxes                              $  117,494     204,564     209,550     (47,653)    174,363
  After income taxes                               $   72,917     127,812     127,888     (43,845)    102,489
  Per diluted common share(a)                      $     1.06        1.74        1.64       (0.54)       1.29
Net earnings (loss)(b)                             $  419,678     159,071     175,685     (41,318)    147,666
  Per diluted common share(b)                      $     6.11        2.16        2.25       (0.51)       1.86
Cash dividends per common share                    $     0.60        0.60        0.60        0.60        0.60
Average common shares-diluted (in thousands)           68,732      73,645      78,192      81,263      79,370
Average common equity, excluding unusual items     $1,122,698   1,106,133   1,126,519   1,261,101   1,176,373
Return on average common equity(%)(c)                    11.5        16.4        15.5         6.4        13.2
Book value per common share                        $    20.29       15.37       14.39       14.19       15.64
Market price - high                                $    28.75       40.56       37.13       31.13       26.13
Market price - low                                 $    18.81       19.44       27.13       22.63       21.00
Total debt                                         $2,393,389   2,583,031   2,568,915   2,436,968   2,623,101
Long-term debt                                     $1,819,136   2,099,697   2,267,554   2,237,010   2,411,024
Debt-to-equity(%)                                         199         236         242         220         212
Year-end assets                                    $5,770,450   5,708,601   5,509,060   5,645,389   5,893,815
Return on average assets(%)(d)                            2.0         2.8         2.5         1.3         1.9
Average asset turnover(%)(e)                             85.4        86.5        83.7        83.4        82.6
Cash flow from continuing operating activities
  and asset sales                                  $  671,721   1,212,172     908,845     839,945   1,057,051
Capital expenditures, including capital leases(e)  $1,734,566   1,333,352     992,408   1,210,372   2,048,814
Number of vehicles(e)                                 171,538     162,677     152,833     152,770     188,178
Number of employees(e)                                 30,340      29,166      27,516      27,924      27,987
-------------------------------------------------------------------------------------------------------------

(a) Unusual items represent Year 2000 expense, 1999 and 1996 restructuring and other charges and results of the consumer truck rental business. Year 2000 expense totaled $24 million ($15 million after tax, or $0.22 per diluted common share) in 1999, $37 million ($23 million after tax, or $0.32 per diluted common share) in 1998 and $3 million ($2 million after tax, or $0.03 per diluted common share) in 1997. Restructuring and other charges totaled $52 million ($33 million after tax, or $0.48 per diluted common share) in 1999, $(3) million ($(2) million after tax, or $(0.03) per diluted common share) in 1998 and $227 million ($149 million after tax, or $1.84 per diluted common share) in 1996. The consumer truck rental business reported earnings of $45 million ($27 million after tax, or $0.33 per diluted common share) in 1996 and $8 million ($4 million after tax, or $0.05 per diluted common share) in 1995.
(b) Net earnings for 1999 include, in addition to the items discussed in (a) above, an after-tax extraordinary loss of $4 million ($0.06 per diluted common share) relating to the early extinguishment of debt. Net loss for 1996 includes, in addition to the items discussed in (a) above, an after-tax extraordinary loss of $10 million ($0.12 per diluted common share) relating to the early extinguishment of debt. Net earnings for 1995 include, in addition to the items discussed in (a) above, the cumulative effect of a change in accounting for charitable contributions resulting in an after-tax charge of $8 million ($0.10 per diluted common share). Net earnings (loss) for all years include the results of discontinued operations.
(c) Excludes Year 2000 expense, the cumulative effect of changes in accounting and restructuring and other charges and gains related to discontinued operations and, in 1999, the impact of a $200 million stock repurchase program which utilized proceeds from the sale of discontinued operations.
(d) Excludes Year 2000 expense, restructuring and other charges and the cumulative effect of changes in accounting and discontinued operations.
(e)  Excludes discontinued operations.

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's business segments consist of Integrated Logistics, Transportation Services (which primarily provides full service leasing, programmed maintenance and commercial rental services in the United States and Canada) and International (which provides integrated logistics and full service leasing in Europe, South America and Mexico). The Company sold its public transportation services business in 1999 and automotive carrier business in 1997. In the accompanying consolidated statements of earnings and cash flows (included in Item 8 of this report), the public transportation services and automotive carrier businesses have been reported as discontinued operations.

CONSOLIDATED RESULTS
                                     Years ended December 31
In thousands                        1999       1998      1997
-------------------------------------------------------------
Earnings from continuing
   operations before
   unusual items*               $121,129    149,292   130,019
   Per diluted
     common share                   1.76       2.03      1.66
Earnings from
   continuing operations          72,917    127,812   127,888
   Per diluted
     common share                   1.06       1.74      1.64
-------------------------------------------------------------
*Year 2000 expense and restructuring and other charges.

Earnings from continuing operations decreased 19 percent in 1999 and increased 15 percent in 1998 after adjusting for the effects of unusual items. See "Operating Results by Business Segment" for a further discussion of operating results in the past three years. The earnings per share growth rate the last two years exceeded the earnings growth rate because the average number of shares outstanding during 1999 and 1998 decreased by 7 percent and 6 percent, respectively, compared with prior periods. The decrease in shares reflects the impact of the Company's various stock repurchase programs announced since 1996.

                                        Years ended December 31
In thousands                          1999        1998        1997
-------------------------------------------------------------------
REVENUE
Transportation Services         $2,973,548   2,811,244   2,836,950
Integrated Logistics             1,713,051   1,501,126   1,370,320
International                      590,226     603,834     457,869
Eliminations                      (324,621)   (309,228)   (296,991)
-------------------------------------------------------------------

Total revenue                   $4,952,204   4,606,976   4,368,148
===================================================================

Revenue from continuing operations increased 7 percent to $5 billion in 1999 compared with 1998, led by Integrated Logistics, which grew 14 percent. Transportation Services posted revenue gains of 6 percent due primarily to full service leasing and programmed maintenance. Revenue from continuing operations in 1998 increased 5 percent, compared with 1997, led by International and Integrated Logistics. The International revenue growth includes the impact of an acquisition completed in May 1998. Revenue by segment is discussed in more detail in the segment results section.

     The Transportation Services segment leases revenue earning equipment, sells fuel and provides maintenance and other ancillary services to the Integrated Logistics segment. Intersegment sales are accounted for at fair value as if the sales were made to third parties. Eliminations reflect the elimination of revenue for these services and sales.

                                      Years ended December 31
In thousands                        1999         1998         1997
-------------------------------------------------------------------

Operating expense             $3,585,079    3,283,556    3,180,453
Percentage of revenue                 72%          71%          73%
-------------------------------------------------------------------

Operating expense increased 9 percent in 1999 compared with 1998. The increase was attributable to higher compensation and employee benefit expenses, outside driver costs, vehicle liability and technology costs primarily as a result of higher business volumes, as well as higher fuel costs as a result of increasing fuel prices, particularly in the second half of 1999. Equipment rental costs have also increased because of sale-leaseback transactions, totaling approximately $830 million over the last 13 months. The increase in operating expense as a percentage of revenue in 1999 was attributable to the impact of increased equipment rental costs. This growth trend in operating expense as a percentage of revenue should continue in 2000 given the full year impact of sale-leaseback transactions completed in 1999 as well as expected 2000 transactions.
     Operating expense increased 3 percent in 1998 compared with 1997. The increase was attributable to higher compensation and employee benefit expenses, outside driver costs, maintenance, technology and workers' compensation costs primarily as a result of higher business volumes. These increases were partially offset by lower fuel costs. The decrease in operating expense as a percentage of revenue in 1998 was primarily attributable to lower fuel costs.

                                      Years ended December 31
In thousands                        1999         1998         1997
------------------------------------------------------------------

Freight under
   management expense           $425,769      330,124      244,874
Percentage of revenue                  9%           7%           6%
-------------------------------------------------------------------

Freight under management expense represents subcontracted freight costs on logistics contracts for which the Company purchases transportation. Freight under management expense increased $96 million, or 29 percent, in 1999 and $85 million, or 35 percent, in 1998 compared with prior periods. The increases in freight under management expense reflect the growth these integrated logistics contracts experienced, particularly during the latter half of 1998.

                                      Years ended December 31
In thousands                        1999         1998         1997
-------------------------------------------------------------------
Depreciation expense            $622,726      626,293      608,840
Gains on vehicle sales           (55,961)     (56,631)     (49,667)
-------------------------------------------------------------------

Depreciation expense, net       $566,765      569,662      559,173
===================================================================

Percentage of revenue                 11%          12%          13%
------------------------------------------------------------------

Depreciation expense decreased 1 percent in 1999 compared with 1998. Depreciation expense was reduced by the impact of sale-leaseback transactions completed since December 1998 and, to a lesser extent, depreciation changes made over the past several years with respect to residual values and useful lives of revenue earning equipment. The Company periodically reviews and adjusts the residual values and useful lives of revenue earning equipment based on current and expected operating trends and projected realizable values. These factors served to offset the impact on depreciation expense from the growth in the average size of the full service lease and commercial rental fleets. Gains on vehicle sales also decreased 1 percent in 1999, compared with 1998, due to a decrease in the average gain per vehicle sold, which offset a 25 percent increase in the number of vehicles sold. The reduced average gains reflect the overall increased carrying value of vehicles at the date of disposition and a changing mix of vehicles sold and disposal methods. Average proceeds per vehicle sold in 1999 exceeded 1998 levels.
     Depreciation expense increased 3 percent in 1998 compared with 1997, reflecting growth in the average size of the full service lease and commercial rental fleets. Gains on vehicle sales increased 14 percent in 1998 compared with 1997. The increase was due to a higher number of vehicles sold in 1998 as well as greater average gain per vehicle sold.

                                Years ended December 31
In thousands                   1999      1998       1997
---------------------------------------------------------

Interest expense           $183,676   187,786    179,751
Percentage of revenue             4%        4%         4%
---------------------------------------------------------

Interest expense decreased 2 percent in 1999, compared with 1998, due primarily to debt reductions associated with the use of proceeds from the sale of the public transportation services business and the impact of sale-leaseback transactions completed since December 1998. These factors offset the impact of higher average outstanding debt levels, particularly during the second and third quarters of 1999, primarily from increased levels of capital spending.
     Interest expense increased 4 percent in 1998 compared with 1997 as higher average outstanding debt levels were only partially offset by lower average interest rates. The higher outstanding debt levels resulted primarily from increased levels of capital spending.

                                Years ended December 31
In thousands                   1999      1998       1997
--------------------------------------------------------

Miscellaneous income, net    $2,722     3,094      9,145
--------------------------------------------------------

Miscellaneous income decreased slightly in 1999, compared with 1998, due primarily to increased costs associated with a higher volume of trade-receivable sales during the year, particularly during the second and third quarters. This cost increase was virtually offset by increased gains from the sale of surplus non-operating properties.
     The decrease in miscellaneous income in 1998 compared with 1997 was due primarily to lower earnings from equity investments, in part due to the International acquisition of an entity previously reported on the equity method of accounting, and increased costs associated with a higher volume of trade-receivable sales during the year. These items were partially offset by increased gains from the sale of surplus non-operating properties.

                             Years ended December 31
In thousands                 1999      1998     1997
----------------------------------------------------
Unusual items:
Restructuring and
   other charges          $52,093    (3,040)      --
Year 2000 expense          24,050    37,418    3,492
----------------------------------------------------

                          $76,143    34,378    3,492
====================================================

Unusual items represent restructuring and other charges and Year 2000 expense. Restructuring and other charges totaled $33 million after tax ($0.48 per diluted common share) in 1999 compared with a net credit in 1998 of $2 million after tax ($0.03 per diluted common share). Incremental Year 2000 expense totaled $15 million after tax ($0.22 per diluted common share) in 1999 compared with $23 million after tax ($0.32 per diluted common share) in 1998 and $2 million after tax ($0.03 per diluted common share) in 1997. See "Restructuring and Other Charges" and "Year 2000" sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of these matters.

                                  Years ended December 31
In thousands                       1999      1998      1997
-----------------------------------------------------------

Provision for income taxes      $44,577    76,752    81,662
-----------------------------------------------------------

The effective income tax rate is the provision for income taxes as a percentage of earnings from continuing operations before income taxes. The Company's effective tax rate was 37.9 percent in 1999, 37.5 percent in 1998 and 39.0 percent in 1997. The lower effective tax rate in 1998 resulted primarily from lower state income taxes and lower net non-deductible items.

RESTRUCTURING AND OTHER CHARGES
During 1999, the Company introduced initiatives and organizational changes to build on competitive advantages, enhance client service and provide long-term, sustainable profitable growth. The organizational changes included combining the Ryder Transportation Services and Ryder Integrated Logistics business units and creating Ryder Capital Services ("RCS"), a captive finance subsidiary, to fund operating company needs. Complementing RCS, the Company created a new asset management group with company-wide responsibility for acquisition, utilization, maintenance, depreciation and pricing of assets throughout their lifecycle. During 1999, the Company also restructured the U.K. truck leasing and rental business following the December 1998 decision to retain this business. Lastly, the Company recorded asset impairment and other charges in connection with these initiatives and an overall review of asset recoverability. Restructuring and other charges related to these actions totaled $52 million in 1999. Savings directly associated with the charge are estimated to be $15 million in 2000 and relate principally to reduced employee expense. It is anticipated that the savings will be substantially reinvested in new training and technology initiatives in support of the new organization.
     The restructuring initiatives resulted in identification of approximately 250 employees whose jobs were terminated, all of whom were notified of their termination prior to December 31, 1999. Severance benefits, which totaled $17 million, will be substantially paid during the year 2000.
     Contractual lease obligations associated with facilities to be closed as a result of the restructuring amounted to $4 million. The Company also recorded asset impairments of $14 million for certain classes of used vehicles, real estate and other assets held for sale and software development projects that would not be implemented or further utilized in the future.
     In conjunction with the restructuring, the Company formed a captive insurance subsidiary under which the Company's various self-insurance programs will be administered. Costs incurred related to the start-up of this entity totaled $8 million. The Company also recorded $9 million for other charges incurred for professional consulting services and other costs associated with the restructuring initiative.
     In 1996, the Company recorded restructuring and other charges in connection with an organizational realignment. Restructuring and other charges in 1998 amounted to a credit of $3 million and included the reversal of charges provided as part of the 1996 restructuring as well as unusual items incurred that year.
     See the "Restructuring and Other Charges" note to the consolidated financial statements (included in item 8 of this report) for a further discussion.

OPERATING RESULTS BY BUSINESS SEGMENT
                                    Years ended December 31
Dollars in thousands              1999         1998          1997
------------------------------------------------------------------
REVENUE
Transportation Services:
   Full service lease and
     programmed
     maintenance            $1,613,679    1,553,568     1,538,621
   Commercial rental           503,989      467,222       419,720
   Fuel                        574,424      528,977       631,702
   Other                       281,456      261,477       246,907
------------------------------------------------------------------
                             2,973,548    2,811,244     2,836,950
Integrated Logistics         1,713,051    1,501,126     1,370,320
International                  590,226      603,834       457,869
Eliminations                  (324,621)    (309,228)     (296,991)
------------------------------------------------------------------
Total revenue               $4,952,204    4,606,976     4,368,148
==================================================================
EARNINGS BEFORE
   INCOME TAXES
Transportation Services     $  192,764      214,028       200,254
Integrated Logistics            54,365       76,514        67,300
International                       29          252         1,516
Eliminations                   (38,709)     (38,618)      (35,754)
------------------------------------------------------------------
Total reportable segments      208,449      252,176       233,316
Other, primarily corporate
   administrative expense      (14,812)     (13,234)      (20,274)
Restructuring and
   other charges               (52,093)       3,040            --
Year 2000 expense              (24,050)     (37,418)       (3,492)
------------------------------------------------------------------
Total earnings before
   income taxes             $  117,494      204,564       209,550
==================================================================
VEHICLE FLEET SIZE (owned
    and leased - continuing
    operations):
Transportation Services:*
   Full service lease          115,464      109,124       102,914
   Commercial rental            40,984       37,517        34,371
   Service vehicles              2,178        2,127         2,053
------------------------------------------------------------------
                               158,626      148,768       139,338
International                   12,839       13,802        13,386
Integrated Logistics                73          107           109
------------------------------------------------------------------
                               171,538      162,677       152,833
==================================================================
*Includes vehicles:
Not yet earning revenue          3,197        4,314         2,775
No longer earning revenue        6,337        4,159         4,009
------------------------------------------------------------------
                                 9,534        8,473         6,784
==================================================================

The Company evaluates financial performance based upon several factors, of which the primary measure is business segment earnings before income taxes and unusual items such as restructuring and other charges and Year 2000 expense. Business segment earnings before income taxes represent the total profit earned from each segment's clients across all of the Company's segments and include allocations of certain overhead costs. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent stand-alone entity during the periods presented.

INTEGRATED LOGISTICS
Revenue from Integrated Logistics increased 14 percent in 1999 compared with 1998, due primarily to expansion of revenue from existing clients and start-up of business sold in the previous year. The expansions and new start-ups were across the automotive, high tech, consumer products and telecommunications industry groups. Dedicated contract carriage services grew only slightly in 1999 compared with 1998 due to lost business and pricing pressures, particularly during the first half of 1999.
     A large component of growth in 1999 came from logistics contracts where the Company managed the transportation of freight and subcontracted the delivery of products to third parties. Operating revenue (which excludes subcontracted freight costs) increased 10 percent in 1999 compared with 1998. New business sales were strong in 1999, continuing a trend that began in the latter half of 1998. Business sales, after reflecting the impact of contracts not renewed, increased over 50 percent in 1999 compared with 1998, due primarily to lower levels of lost business. Management continues to believe that improved sales force capabilities, industry segmentation and the ability to leverage rapidly emerging logistics technologies should result in continued new sales growth for 2000. In light of the timing of the start-up of business sales, revenue growth rates in 2000 are not expected to significantly exceed current levels.
     Integrated Logistics pretax earnings decreased 29 percent in 1999 to $54 million compared with $77 million in 1998. Pretax earnings as a percentage of operating revenue also decreased to 4.2 percent in 1999 from 6.5 percent in 1998. Pretax earnings in 1999 were impacted by numerous factors including lower margins on volume-sensitive accounts and increased operating expenses on several start-up accounts. Integrated Logistics also experienced increased outside-driver costs as part of dedicated contract carriage and higher litigation and settlement costs. Finally, overhead and technology costs also grew to support product development and marketing initiatives.
     Revenue from Integrated Logistics increased 10 percent in 1998 compared with 1997. Operating revenue increased 4 percent in 1998 compared with 1997. Revenue growth was impacted by the termination of two large accounts. Adjusting for these accounts, total revenue and operating revenue would have increased 15 percent and 9 percent, respectively, in 1998 compared with 1997. Pretax earnings increased 14 percent in 1998 compared with 1997. Pretax earnings as a percentage of operating revenue also increased to 6.5 percent in 1998 from 6.0 percent in 1997. These improvements were due primarily to increased operating efficiencies, lower overhead spending, improved pricing in new and existing contracts and, to a lesser extent, the growth in revenue.

TRANSPORTATION SERVICES
The primary product lines of Transportation Services consist of full service leasing, programmed maintenance and commercial rental of trucks, tractors and trailers. Revenue in the Transportation Services segment increased 6 percent in 1999 compared with 1998 and decreased 1 percent in 1998 compared with 1997. The results for both years were impacted by fluctuations in fuel revenue. Dry revenue (revenue excluding fuel) increased 5 percent in 1999 compared with 1998 due primarily to growth in full service leasing and programmed maintenance. Dry revenue increased 3 percent in 1998 compared with 1997 due primarily to growth in commercial rental revenue.
     Fuel revenue increased 9 percent in 1999 compared with 1998, as a result of higher worldwide fuel prices, particularly in the latter half of 1999, which offset slightly lower fuel volumes. Fuel revenue decreased 16 percent in 1998 compared with 1997 as a result of both lower fuel prices and volume. Other transportation services revenue, consisting of non-contractual third-party maintenance, trailer rentals and other ancillary revenue to support product lines, increased 8 percent in 1999 and 6 percent in 1998, compared with prior years.

     Transportation Services pretax earnings decreased 10 percent in 1999 to $193 million compared with $214 million in 1998. Earnings before income taxes as a percentage of dry revenue also decreased to 8.0 percent in 1999, compared with
9.4 percent in 1998. The decline in pretax earnings was due primarily to reduced operating efficiencies in commerical rental, higher compensation, environmental and vehicle liability expenses, the overall margin impact of lost business and the continuing delays of in-service and out-service processing of lease vehicles. Transportation Services pretax earnings increased 7 percent in 1998 compared with 1997. Earnings before income taxes as a percentage of dry revenue also improved to 9.4 percent in 1998, compared with 9.1 percent in 1997. The improvement resulted from higher revenue and operating margins in both product lines, particularly commercial rental, which more than offset increased overhead spending for technology and 1998 marketing initiatives.

FULL SERVICE LEASING. Full service lease and programmed maintenance revenue increased 4 percent in 1999 compared with 1998 and continues to be impacted by non-renewals and delays associated with the in-service processing of vehicles. In 1999, the average level of vehicles not yet earning revenue exceeded 1998 levels by 73 percent. New lease sales in 1999 were comparable to 1998 levels. Based on the level of non-renewals as well as the status of in-servicing efforts, management does not expect lease revenue growth rates in 2000 to substantially exceed 1999 rates.
     Operating margin (revenue less direct operating expenses, depreciation and interest expense) from full service leasing increased in 1999 compared with 1998, primarily as a result of revenue growth. Operating margin as a percentage of revenue remained the same for 1999 and 1998 as lower vehicle maintenance costs were offset by increased depreciation and interests costs associated with the in-servicing delays previously discussed as well as out-servicing delays related to vehicles no longer earning revenue. As of December 31, 1999, vehicles in the out-servicing process totaled 6,337 compared with 4,159 last year. Management does not expect operating margins in 2000 to exceed 1999 amounts until the average number of vehicles not earning revenue is reduced to historical levels.
     Full service lease and programmed maintenance revenue increased 1 percent in 1998 compared with 1997. New lease sales for 1998 were significantly higher than new lease sales in 1997. The benefits of strong lease sales in 1998 were partially offset by in-servicing delays, including extended manufacturers' delivery times for new vehicle purchases. However, the impact of delays in delivery did begin to lessen during the second half of 1998. Operating margin and operating margin as a percentage of revenue from full service leasing were up slightly in 1998, compared with 1997, as revenue growth on a larger fleet was offset by higher vehicle maintenance costs, principally on older units.

COMMERCIAL RENTAL. Commercial rental revenue increased 8 percent in 1999 compared with 1998 due primarily to a larger commercial rental fleet. Vehicle utilization in 1999 remained strong, but was lower than 1998. The growth in commercial rental revenue included increased rentals from full service lease clients awaiting delivery of new lease equipment. Such "awaiting new lease" rental revenue increased $12 million, or 25 percent, to $60 million in 1999, compared with 1998. However, the growth in this ancillary service slowed in 1999, particularly in the second half of the year due to conversions to full service lease as well as unfavorable comparisons to last year's second half. Management expects this trend to continue in 2000. The Company also adjusts fleet levels in response to seasonal demands, utilization targets and projected future spending. The commercial rental product line continues to be sensitive to the overall condition of the U.S. economy and 2000 rental results will depend to a great extent on the strength of the economy. In light of all of these factors, management does not expect year 2000 commercial rental revenue to grow at 1999 rates.
     Commercial rental operating margin increased in 1999 compared with 1998, reflecting continued strong, but lower, utilization of a larger average fleet. Operating margin as a percentage of revenue decreased in 1999 compared with 1998 reflecting lower fleet utilization.

     Commercial rental revenue in 1998 increased 11 percent, compared with 1997, due to strong utilization of a larger fleet. Utilization levels reflect, in part, increased demand from full service lease clients particularly while awaiting delivery of new full service lease vehicles. Such "awaiting new lease" rental revenue increased $23 million, or 95 percent, to $48 million in 1998 compared with 1997. Commercial rental operating margin and operating margin as a percentage of revenue were significantly higher in 1998, compared with 1997, as a result of higher vehicle utilization.

INTERNATIONAL
International segment revenue decreased 2 percent in 1999 compared with 1998, due primarily to the impact of the economic difficulties in Brazil and Argentina and revenue reductions in U.K. truck leasing and rental. These factors offset revenue gains in Mexico and the U.K. logistics operations. The 1999 year-to-date revenue growth also includes the impact of the acquisition of the remaining interest in Companhia Transportadora e Comercial Translor, S.A. ("Translor"), a Brazilian logistics company that was fully consolidated in May 1998.
     International segment revenue grew 32 percent in 1998 compared with 1997. The revenue growth in 1998 resulted primarily from the May 1998 acquisition of the remaining interest in Translor; however, revenue improvements were made in every country. The 1998 revenue growth also reflected the impact of a ground equipment maintenance contract with British Airways that commenced in the U.K. during the second quarter of 1997.
     Pretax results in the International segment were break-even in 1999 and 1998 compared with earnings of $1.5 million in 1997. The International results in the last two years were impacted by operating losses in U.K. logistics and European carrier management as a result of volume shortfalls, operating inefficiencies and several unprofitable client contracts. Latin American results were also adversely impacted by the general economic problems experienced in the region during the last two years.
     At this time, there are no significant legal restrictions regarding the repatriation of cash flows to the U.S. from the foreign countries where the Company is currently operating.

CORPORATE ADMINISTRATIVE EXPENSES AND OTHER
Net corporate administrative expenses and other totaled $15 million in 1999 compared with $13 million in 1998 and $20 million in 1997. The 1999 increase in net corporate administrative expenses and other reflected higher corporate spending and lower gains relative to the prior year. These factors were mitigated somewhat by additional corporate-level interest income as a result of debt reductions made with proceeds from the sale of the public transportation services business. The 1998 decrease in net corporate administrative expenses and other was due primarily to gains from the sale of surplus non-operating properties and the reinsurance of certain vehicle-related liabilities.

DISCONTINUED OPERATIONS

                                       Years ended December 31
In thousands                         1999       1998       1997
---------------------------------------------------------------

Income from discontinued
   operations                    $ 11,831     31,259     44,597
Gain on sale of
   discontinued operations        339,323         --      3,200
---------------------------------------------------------------

On September 13, 1999, the Company completed the sale of its public transportation services business for $940 million in cash and realized a $339 million after-tax gain ($4.94 per diluted common share). On September 30, 1997, the Company completed the sale of its automotive carrier business for $111 million in cash and realized a $3 million after-tax gain ($0.04 per diluted common share).
     Earnings from the public transportation services business totaled $12 million, $31 million, and $33 million in 1999, 1998 and 1997, respectively. Earnings from the automotive carrier business totaled $12 million in 1997. The 1999 results of the public transportation services business reflect the unfavorable comparisons associated with selling the unit in mid-September, particularly the impact on student transportation that is not fully productive until that time when the school year resumes. The student transportation business also experienced reduced profitability because of higher driver recruiting and compensation costs in several regions due to labor shortages and increased vehicle liability costs. The decrease in 1998 earnings, compared with

1997, was due to increased maintenance, safety and termination costs associated with several public transit and fleet maintenance contracts which more than offset improvements in student transportation services achieved as a result of revenue growth and fleet efficiencies. See the "Divestitures" note to the consolidated financial statements (included in Item 8 of this report) for a further discussion.)

FINANCIAL RESOURCES AND LIQUIDITY

CASH FLOW
The following is a summary of the Company's cash flows from continuing operating, financing and investing activities:

                                        Years ended December 31
In thousands                           1999       1998        1997
-------------------------------------------------------------------

Net cash provided by (used in):
   Operating activities           $ 269,819    890,210     569,405
   Financing activities            (527,848)  (124,549)   (104,316)
   Investing activities             228,067   (727,126)   (542,944)
-------------------------------------------------------------------
Net cash flows from
   continuing operations          $ (29,962)    38,535     (77,855)
===================================================================

The decrease in cash flow from continuing operating activities in 1999 compared with 1998 was primarily attributable to higher working capital needs. The higher working capital needs related primarily to a decrease in the aggregate balance of trade receivables sold and the cash requirements associated with the tax liabilities incurred on the sale of the public transportation services business. During 1999, receivables also increased in conjunction with revenue growth and accounts payable for vehicle purchases decreased due to the timing of vehicle deliveries. The increase in cash flow from continuing operating activities in 1998 compared with 1997 was attributable to lower working capital needs. The lower working capital needs related primarily to an increase in the aggregate balance of trade receivables sold, increased accounts payable for vehicle purchases due to the timing of new lease sales and vehicle deliveries, and lower cash payments for accrued expenses as 1997 activity reflected payments associated with restructuring activities initiated in 1996. A summary of the individual items contributing to the cash flow changes is included in the Consolidated Statements of Cash Flows.
     During 1999, cash of $528 million was used in financing activities, primarily to repurchase $275 million of common stock and reduce debt by $220 million. In 1999, the Company completed a $200 million stock repurchase program utilizing a portion of the proceeds from the sale of the public transportation services business and a three-million share repurchase program announced in December 1998. During 1998, cash of $125 million was used in financing activities, primarily to repurchase $110 million of common stock and pay dividends of $44 million. Debt levels were relatively unchanged for 1998 compared with 1997. Since 1996, the Company has repurchased 27 million shares of common stock. The Company has utilized proceeds from the sale of the public transportation services, automotive carrier and consumer truck rental businesses, cash from operating activities and commercial paper borrowings to fund these programs.
     During 1999, investing activities provided cash of $228 million compared with a net usage of $727 million in 1998 and $543 million in 1997. The 1999 increase in cash provided by investing activities reflected the proceeds from the sale of the public transportation services business and increased proceeds from the sale (including leasebacks) of revenue earning equipment. These proceeds offset a 30 percent increase in capital expenditures. The 1998 increase in cash used in investing activities was primarily attributable to higher capital expenditures, which were partially offset by the sale and operating leaseback of revenue earning equipment in 1998. Additionally, 1997 investing activities included the sale of the automotive carrier business which generated proceeds of $111 million.

     The following is a summary of capital expenditures:

                                   Years ended December 31
In thousands                        1999         1998       1997
----------------------------------------------------------------
Revenue earning equipment:
   Transportation Services    $1,551,576    1,136,582    818,932
   International                  75,630       84,432     75,991
----------------------------------------------------------------
                               1,627,206    1,221,014    894,923
Operating property and
   equipment                     107,013      112,127     94,654
----------------------------------------------------------------
                              $1,734,219    1,333,141    989,577
================================================================

Capital spending for 1999 was consistent with management's expectations of anticipated growth and fleet replacement in full service leasing and commercial rental. However, capital spending was significantly above plan during the first half of 1999, which reflected higher than anticipated requirements for replacement lease equipment and new lease sales. During the second half of 1999, management reviewed capital spending requirements and undertook several actions to slow the rate of spending. In 1999, capital expenditures in full service truck leasing increased $349 million to $1.3 billion. Capital expenditures for commercial rental were $201 million in 1999, an increase of $35 million compared with 1998, due to a planned shift in fleet mix and fleet replacement to reduce the average age of the commercial rental fleet. In 2000, management projects that capital expenditures will be 10 to 15 percent below 1999 levels, primarily as a result of reduced manufacturer equipment delays, less fleet replacement requirements and better capital asset management. The Company expects to fund its 2000 capital expenditures with both internally generated funds and additional financing.
     During the past three years, the Company completed a number of acquisitions, in all business segments, each of which has been accounted for using the purchase method of accounting. Total consideration for these acquisitions was $13 million in 1999, $53 million in 1998 and $43 million in 1997. The Company will continue to evaluate selective acquisitions in logistics and transportation services in 2000.
     The Company's cash requirements are funded principally through operations and the sale of revenue earning equipment. Cash flow from continuing operating activities (excluding sales of receivables) plus sales of property and revenue earning equipment as a percentage of capital expenditures was 46 percent in 1999, compared with 82 percent in 1998 and 92 percent in 1997. The decrease in 1999 compared with 1998 was due primarily to reduced cash flow from operations and higher capital spending. The decrease in 1998 compared with 1997 was due primarily to higher capital spending.

FINANCING
Ryder utilizes external capital to support growth in its asset-based product lines. The Company has a variety of financing alternatives available to fund its capital needs. These alternatives include long- and medium-term public and private debt, as well as variable-rate financing available through bank credit facilities and commercial paper. The Company also periodically enters into sale-leaseback agreements on revenue earning equipment, the majority of which are accounted for as operating leases. In 1999, the Company utilized a portion of the proceeds from the sale of the public transportation services business and proceeds from the sale and leaseback of revenue earning equipment to reduce debt. These repayments have altered the Company's balance sheet debt structure compared to prior years. During the fourth quarter of 1999, the Company retired $156 million of medium-term notes early and recorded an extraordinary after-tax loss of $4 million. The retired debt carried a weighted average interest rate of
8.5 percent. This debt reduction will produce future interest savings of $2 million.
     The Company's debt ratings as of December 31, 1999 were as follows:

                                Commercial Unsecured
                                     Paper     Notes
----------------------------------------------------

Moody's Investors Service               P2      Baa1
Standard & Poor's Ratings Group         A2      BBB+
Duff & Phelps Credit Rating Co.         D2        A-
----------------------------------------------------

On July 21, 1999, Standard & Poor's Ratings Group confirmed its short-term credit ratings for the Company and placed its long-term ratings for the Company on CreditWatch with negative implications following the Company's announcement of a definitive agreement to sell the public transportation services business. On July 21, 1999, Moody's Investors Service confirmed its credit ratings for the Company. On April 27, 1999, Duff & Phelps Credit Rating Co. lowered its credit ratings of the Company's commercial paper and unsecured notes to D2 and A- from D1 and A, respectively. Duff & Phelps Credit Rating Co. reaffirmed these credit ratings on July 21, 1999.
     Debt totaled $2.4 billion at the end of 1999, a decrease of 7 percent from 1998. The Company made $530 million of unsecured note payments in 1999, including $156 million associated with the early retirement of debt. The Company issued $174 million of medium-term notes in 1999. U.S. commercial paper outstanding at December 31, 1999, was $320 million, compared with $198 million at the end of 1998. The Company's foreign debt remained relatively unchanged at approximately $400 million. The Company's percentage of variable-rate financing obligations, including the present value of off-balance sheet obligations such as operating leases, was 26 percent at December 31, 1999, which is within the Company's targeted level of 25 to 30 percent and comparable to the level which existed at December 31, 1998. The Company's debt-to-equity ratio at December 31, 1999, decreased to 199 percent from 236 percent at December 31, 1998.
     The Company has a $720 million global revolving credit facility, which expires in May 2002. The primary purpose of the credit facility is to finance working capital and provide support for the issuance of commercial paper. At the Company's option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility has an annual facility fee of 0.08 percent based on the Company's current credit rating. At December 31, 1999, foreign borrowings of $58 million were outstanding under the credit facility. At the end of 1999, $342 million was available under the Company's global credit facility.
     In September 1998, the Company filed an $800 million shelf registration statement with the Securities and Exchange Commission. Proceeds from debt issues under the shelf registration are available for capital expenditures, debt refinancing and general corporate purposes. As of December 31, 1999, the Company had $487 million of debt securities available for issuance under this shelf registration statement. The Company also participates in an agreement to sell, with limited recourse, up to $375 million of trade receivables on a revolving basis through July 2002. At December 31, 1999 and 1998, the outstanding balance of receivables sold pursuant to this agreement was $75 million and $200 million, respectively.
     Proceeds from sale-leaseback transactions were $594 million in 1999 and $312 million in 1998. The sale-leaseback transactions include vehicle securitizations in which the Company sold a beneficial interest in certain lease vehicles to separately-rated and unconsolidated vehicle lease trusts. Such securitizations generated cash proceeds of $294 million in 1999 and $73 million in 1998. The vehicles were sold for their carrying value and the Company retained an interest in the form of a subordinated note issued at the date of each sale. The Company has provided credit enhancement in the form of cash reserve funds and a pledge of the subordinated notes as additional security for the trusts to the extent that delinquencies and losses on the truck leases and related vehicle sales are incurred. The vehicle securitizations provide the Company with further liquidity and increased access to capital markets.

FINANCIAL INSTRUMENT MARKET RISK
In the normal course of business, the Company is exposed to fluctuations in interest rates, foreign exchange rates and fuel prices. The Company manages such exposures in several ways, including the use of a variety of derivative financial instruments when deemed prudent. The Company does not enter into leveraged financial transactions or use derivative financial instruments for trading purposes.
     The exposure to market risk for changes in interest rates relates primarily to debt obligations. The Company's interest rate risk management program objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. The Company manages its exposure to interest rate risk through the proportion of fixed-rate and variable-rate debt in the total debt portfolio. The Company targets variable-rate debt levels at 25 to 30 percent of total financing obligations, including the present value of off-balance sheet obligations such as operating leases. From time to time, the Company also uses interest rate swap and cap agreements to manage its fixed-rate and variable-rate exposure and to better match the repricing of its debt instruments to that of its portfolio of assets. No interest rate swap or cap agreements were outstanding at December 31, 1999 and 1998.

     The following tables summarize debt obligations outstanding as of December 31, 1999 and 1998 expressed in U.S. dollar equivalents. The tables show the amount of debt and related weighted average interest rates by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 1999 and 1998. This information should be read in conjunction with the "Debt" note to the consolidated financial statements, which is included in Item 8 of this report.

                                                                   Expected Maturity Date
------------------------------------------------------------------------------------------------------------------------------
1999                                                               Years ended December 31
------------------------------------------------------------------------------------------------------------------------------
In thousands                             2000       2001      2002       2003      2004  Thereafter         Total   Fair Total
------------------------------------------------------------------------------------------------------------------------------
Fixed-rate debt:
   Dollar denominated                $437,570    264,214   166,323     75,590    72,098     622,989     1,638,784    1,586,126
     Average interest rate               7.20%      7.04%     7.00%      7.09%     7.19%       7.25%
   Pound Sterling denominated          24,230     24,230    80,765         --        --          --       129,225      130,132
     Average interest rate               8.13%      8.13%     7.90%        --        --          --
   Canadian Dollar denominated         10,386     10,386    17,310     45,006    17,310          --       100,398      102,970
     Average interest rate               6.73%      6.64%     6.58%      6.42%     6.51%         --
   Other                                5,279      3,016     1,339      1,339       772       1,545        13,290       10,825
     Average interest rate               5.86%      5.76%     5.99%      6.09%     6.31%       6.31%
Variable-rate debt:
   Dollar denominated(a)                   --         --   327,300        --         --          --       327,300      327,300
     Average interest rate               6.53%      7.25%     7.25%       --         --          --
   Pound Sterling denominated          16,153         --    58,151        --         --          --        74,304       74,304
     Average interest rate               6.56%      7.04%     6.94%       --         --          --
   Canadian Dollar denominated         45,006         --        --        --         --          --        45,006       45,006
     Average interest rate               5.83%        --        --        --         --          --
   Other                               10,732        810       724        142        --          --        12,408       12,408
     Average interest rate              10.77%     12.00%    12.00%     12.00%       --          --
------------------------------------------------------------------------------------------------------------------------------
Total Debt (excluding capital leases)                                                                  $2,340,715    2,289,071
------------------------------------------------------------------------------------------------------------------------------
                                                                   Expected Maturity Date
------------------------------------------------------------------------------------------------------------------------------
1998                                                               Years ended December 31
------------------------------------------------------------------------------------------------------------------------------
In thousands                             1999       2000      2001       2002      2003  Thereafter         Total   Fair Total
------------------------------------------------------------------------------------------------------------------------------
Fixed-rate debt:
   Dollar denominated                $374,270    443,738   281,287    107,502    92,657     691,350     1,990,804    2,060,816
     Average interest rate               7.54%      7.41%     7.33%      7.33%     7.47%       7.51%
   Pound Sterling denominated          24,893     24,893    24,893     58,083        --          --       132,762      136,587
     Average interest rate               8.06%      8.17%     8.17%      7.88%       --          --
   Canadian Dollar denominated         22,873     19,605    22,873         --     9,803          --        75,154       75,356
     Average interest rate               7.22%      7.12%     6.49%      5.75%     5.75%         --
   Other                               10,614      5,371     4,326      2,298     1,685       3,600        27,894       28,968
     Average interest rate               6.61%      7.00%     5.92%      5.97%     5.91%       5.96%
Variable-rate debt:
   Dollar denominated(a)                   --         --        --    206,882        --          --       206,882      206,882
     Average interest rate               5.08%      5.02%     5.06%      5.56%       --          --
   Pound Sterling denominated          34,850         --        --     54,764        --          --        89,614       89,614
     Average interest rate               5.68%      5.67%     5.48%      5.40%       --          --
   Canadian Dollar denominated             --         --        --     18,102        --          --        18,102       18,102
     Average interest rate               5.11%      5.24%     5.41%      5.53%       --          --
   Other                                2,500         --        --      4,615        --          --         7,115        7,115
     Average interest rate               6.36%      3.56%     3.84%      4.11%       --          --
------------------------------------------------------------------------------------------------------------------------------
Total Debt (excluding capital leases)                                                                  $2,548,327    2,623,440
------------------------------------------------------------------------------------------------------------------------------

(a) Includes commercial paper assumed to be renewed through June 2002. As discussed in the "Debt" note to the consolidated financial statements, the commercial paper program is supported by the Company's $720 million global credit facility, which is scheduled to expire in June 2002. The Company classified commercial paper borrowings as long-term debt in the consolidated balance sheets at December 31, 1999 and 1998.

     The exposure to market risk for changes in foreign exchange rates relates primarily to foreign operations' buying, selling and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. The Company manages its exposure to foreign exchange rate risk related to foreign operations' buying, selling and financing in currencies other than local currencies by naturally offsetting assets and liabilities not denominated in local currencies. The Company also uses foreign currency option contracts and forward agreements to preserve the carrying value of foreign currency assets, liabilities, commitments and anticipated foreign currency transactions. No foreign currency option contracts or forward agreements were outstanding at December 31, 1999 and 1998. The Company does not generally hedge the translation exposure related to its net investment in foreign subsidiaries. Based on the overall level of transactions denominated in other than local currencies and of the net investment in foreign subsidiaries, the exposure to market risk for changes in foreign exchange rates is not material.
     The exposure to market risk for fluctuations in fuel prices relates to fixed-price fuel sales commitments with certain customers. The Company mitigates this exposure by entering into forward purchases for delivery at fueling facilities. Fixed-price fuel arrangements represent less than 5 percent of total fuel purchases.

ENVIRONMENTAL MATTERS
The operations of the Company involve storing and dispensing petroleum products, primarily diesel fuel, regulated under environmental protection laws. These laws require the Company to eliminate or mitigate the effect of such substances on the environment. In response to these requirements, the Company has upgraded operating facilities and implemented various programs to detect and minimize contamination. Capital expenditures related to these programs totaled $5 million in 1999 and $9 million in 1998. The Company also incurred $10 million of environmental expenses in 1999, compared with $4 million in 1998 and 1997. The increase in expenses for 1999 reflected the impact of lower claim recoveries compared with 1998. In 1999, the Company also increased the previous accrual for a current site as a result of the ongoing evaluation of the contamination and alternative cleanup methods. Based on current circumstances and the present standards imposed by government regulations, environmental expenses should not increase materially from 1999 levels in the near term.
     The ultimate cost of the Company's environmental liabilities cannot presently be projected with certainty due to the presence of several unknown factors, primarily the level of contamination, the effectiveness of selected remediation methods, the stage of management's investigation at individual sites and the recoverability of such costs from third parties. Based upon information presently available, management believes that the ultimate disposition of these matters, although potentially material to the results of operations in any single year, will not have a material adverse effect on the Company's financial condition or liquidity. See the "Environmental Matters" note to the consolidated financial statements (included in Item 8 of this report) for a further discussion.

YEAR 2000
The Year 2000 issue was the result of computer systems, software products and embedded technology using two digits rather than four to indicate the applicable year and the resultant inability to properly interpret dates beyond the year 1999. During 1997, after consideration of the potential impact to operations, including client and supplier relationships, an enterprise-wide program was initiated to modify computer information systems to be Year 2000 compliant or to replace noncompliant systems. The cumulative impact on after-tax earnings for incremental Year 2000 costs was $40 million.
     The Company did not experience any material adverse effects in its operating or business systems when the date changed from 1999 to 2000. Additionally, the Company currently is not aware of any significant Year 2000 problems that have arisen for its clients and suppliers.

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

RECENT ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recognized at fair value as either assets or liabilities on the balance sheet. Any gain or loss resulting from changes in such fair value is required to be recognized in earnings to the extent the derivatives are not effective as hedges. This statement, as amended, is effective for fiscal years beginning after June 15, 2000, and is effective for interim periods in the initial year of adoption. Adoption of this statement is not expected to have a material impact on the Company's results of operations or financial position.

OUTLOOK
The divestiture of the public transportation services business has heightened and renewed the Company's focus on logistics and transportation services. In 2000, the Company will leverage this focus with a new organizational structure that will enhance client service and business retention across the product line continuum. The new organizational structure should provide growth opportunities through the expanded access to and awareness of existing logistics capabilities. The Company will emphasize growing revenue and margin in logistics and transportation services through continued strong new sales and focus on client loyalty and retention, better asset utilization, rationed capital spending and overall cost containment to enhance productivity.

FORWARD-LOOKING STATEMENTS
This Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of Ryder System, Inc. and involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.
     Important factors that could cause such differences include, among others, general economic conditions in the United States and worldwide, the highly competitive environment applicable to the Company's operations (including competition in integrated logistics from other logistics companies as well as from air cargo, shipping, railroads and motor carriers and competition in full service leasing and commercial rental from companies providing similar services as well as from truck and trailer manufacturers who provide leasing, extended warranty maintenance, rental and other transportation services), greater than expected expenses associated with the Company's personnel needs or activities (including increased cost of freight and transportation), availability of equipment, changes in clients' business environments (or the loss of a significant client) or changes in government regulations.
     The risks included here are not exhaustive. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on the Company's business.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by ITEM 7A is included in ITEM 7 (pages 21 through 23) of PART II of this report.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              FINANCIAL STATEMENTS

                                                                        Page No.

Independent Auditors' Report...............................................26

Consolidated Statements of Earnings........................................27

Consolidated Balance Sheets................................................28

Consolidated Statements of Cash Flows......................................29

Consolidated Statements of Shareholders' Equity............................30

Notes to Consolidated Financial Statements.................................31

                               SUPPLEMENTARY DATA

Quarterly Financial and Common Stock Data..................................49

INDEPENDENT AUDITORS' REPORT


THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
RYDER SYSTEM, INC.:

We have audited the accompanying consolidated balance sheets of Ryder System, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ryder System, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ KPMG LLP

Miami, Florida
February 2, 2000

CONSOLIDATED STATEMENTS OF EARNINGS
RYDER SYSTEM, INC. AND SUBSIDIARIES

                                                                        Years ended December 31
In thousands, except per share amounts                             1999             1998              1997
----------------------------------------------------------------------------------------------------------
Revenue                                                      $4,952,204        4,606,976         4,368,148
----------------------------------------------------------------------------------------------------------
Operating expense                                             3,585,079        3,283,556         3,180,453
Freight under management expense                                425,769          330,124           244,874
Depreciation expense, net of gains                              566,765          569,662           559,173
Interest expense                                                183,676          187,786           179,751
Miscellaneous income, net                                        (2,722)          (3,094)           (9,145)
Unusual items:
   Restructuring and other charges, net                          52,093           (3,040)               --
   Year 2000 expense                                             24,050           37,418             3,492
----------------------------------------------------------------------------------------------------------
                                                              4,834,710        4,402,412         4,158,598
----------------------------------------------------------------------------------------------------------
   Earnings from continuing operations before income taxes      117,494          204,564           209,550
Provision for income taxes                                       44,577           76,752            81,662
----------------------------------------------------------------------------------------------------------
   Earnings from continuing operations                           72,917          127,812           127,888
Earnings from discontinued operations, less income taxes         11,831           31,259            44,597
Gain on disposal of discontinued operations, less income taxes  339,323               --             3,200
----------------------------------------------------------------------------------------------------------
   Earnings before extraordinary loss                           424,071          159,071           175,685
Extraordinary loss on early extinguishment of debt               (4,393)              --                --
----------------------------------------------------------------------------------------------------------
   Net Earnings                                              $  419,678          159,071           175,685
==========================================================================================================
Earnings per common share - Basic:
   Continuing operations                                     $     1.06             1.75              1.66
   Discontinued operations                                         0.17             0.43              0.58
   Gain on sale of discontinued operations                         4.95               --              0.04
   Extraordinary loss on early extinguishment of debt             (0.06)              --                --
----------------------------------------------------------------------------------------------------------
   Net earnings                                              $     6.12             2.18              2.28
==========================================================================================================
Earnings per common share - Diluted:
   Continuing operations                                     $     1.06             1.74              1.64
   Discontinued operations                                         0.17             0.42              0.57
   Gain on sale of discontinued operations                         4.94               --              0.04
   Extraordinary loss on early extinguishment of debt             (0.06)              --                --
----------------------------------------------------------------------------------------------------------
   Net earnings                                              $     6.11             2.16              2.25
==========================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
RYDER SYSTEM, INC. AND SUBSIDIARIES

                                                                                          December 31
Dollars in thousands, except per share amounts                                      1999              1998
-----------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $  112,993           138,353
   Receivables                                                                   725,815           559,141
   Inventories                                                                    69,845            67,605
   Tires in service                                                              162,877           166,578
   Prepaid expenses and other current assets                                     137,861           111,170
-----------------------------------------------------------------------------------------------------------
     Total current assets                                                      1,209,391         1,042,847
Revenue earning equipment                                                      3,095,451         3,211,969
Operating property and equipment                                                 581,105           597,951
Direct financing leases and other assets                                         652,270           543,242
Intangible assets and deferred charges                                           232,233           312,592
-----------------------------------------------------------------------------------------------------------
                                                                              $5,770,450         5,708,601
===========================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                          $  574,253           483,334
   Accounts payable                                                              334,103           399,495
   Accrued expenses                                                              541,156           479,835
-----------------------------------------------------------------------------------------------------------
     Total current liabilities                                                 1,449,512         1,362,664
Long-term debt                                                                 1,819,136         2,099,697
Other non-current liabilities                                                    285,802           343,003
Deferred income taxes                                                          1,011,095           807,623
-----------------------------------------------------------------------------------------------------------
     Total liabilities                                                         4,565,545         4,612,987
-----------------------------------------------------------------------------------------------------------
Shareholders' equity:
   Common stock of $0.50 par value per share
     Authorized, 400,000,000; outstanding, 1999 - 59,395,050;
       1998 - 71,280,247                                                         513,083           610,543
   Retained earnings                                                             714,544           504,105
   Accumulated other comprehensive income                                        (22,722)          (19,034)
-----------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                1,204,905         1,095,614
-----------------------------------------------------------------------------------------------------------
                                                                              $5,770,450         5,708,601
===========================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
RYDER SYSTEM, INC. AND SUBSIDIARIES

                                                                           Years ended December 31
In thousands                                                       1999             1998              1997
-----------------------------------------------------------------------------------------------------------
Continuing operations cash flows from operating activities:
     Earnings from continuing operations                    $    72,917          127,812           127,888
     Depreciation expense, net of gains                         566,765          569,662           559,173
     Amortization expense and other non-cash charges, net        26,236             (792)            5,862
     Deferred income tax expense                                250,041          100,432           122,620
     Changes in operating assets and liabilities,
       net of acquisitions:
       Increase (decrease) in aggregate balance of trade
         receivables sold                                      (125,000)         125,000                --
       Receivables                                             (129,516)         (30,948)          (57,399)
       Inventories                                              (10,380)          (1,474)           (6,637)
       Prepaid expenses and other assets                        (33,285)         (39,829)          (61,047)
       Accounts payable                                         (56,261)          90,038            26,866
       Accrued expenses and other liabilities                  (291,698)         (49,691)         (147,921)
-----------------------------------------------------------------------------------------------------------
                                                                269,819          890,210           569,405
-----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net change in commercial paper borrowings                  147,671         (150,162)          305,132
     Debt proceeds                                              314,821          474,969            47,502
     Debt repaid, including capital lease obligations          (682,517)        (328,368)         (231,729)
     Dividends on common stock                                  (40,878)         (43,841)          (45,859)
     Common stock issued                                          7,949           32,393            61,973
     Common stock repurchased                                  (274,894)        (109,540)         (241,335)
-----------------------------------------------------------------------------------------------------------
                                                               (527,848)        (124,549)         (104,316)
-----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Purchases of property and revenue earning equipment     (1,734,219)      (1,333,141)         (989,577)
     Sales of property and revenue earning equipment            401,902          321,962           339,440
     Sale and leaseback of revenue earning equipment            593,680          312,230                --
     Acquisitions, net of cash acquired                         (12,699)         (52,792)          (42,752)
     Proceeds from business sold                                940,000               --           111,306
     Other, net                                                  39,403           24,615            38,639
-----------------------------------------------------------------------------------------------------------
                                                                228,067         (727,126)         (542,944)
-----------------------------------------------------------------------------------------------------------
Net cash flows from continuing operations                       (29,962)          38,535           (77,855)
Net cash flows from discontinued operations                       4,602           21,448           (35,159)
-----------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                (25,360)          59,983          (113,014)
Cash and cash equivalents at January 1                          138,353           78,370           191,384
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at December 31                    $   112,993          138,353            78,370
===========================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS'EQUITY
RYDER SYSTEM, INC. AND SUBSIDIARIES

                                                                                            Accumulated
                                                                                                  Other
                                                Comprehensive       Common    Retained    Comprehensive
Dollars in thousands, except per share amounts         Income        Stock    Earnings           Income             Total
-------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997                                        $588,290     521,889           (4,173)        1,106,006
   Net earnings                                      $175,685           --     175,685               --           175,685
   Foreign currency translation
     adjustments                                       (6,949)          --          --           (6,949)           (6,949)
                                                     --------
     Comprehensive income                            $168,736
                                                     ========
   Common stock dividends declared -
     $0.60 per share                                                    --     (45,859)              --           (45,859)
   Common stock issued under
     employee plans (2,778,372 shares)*                             61,973          --               --            61,973
   Common stock repurchased
     (7,047,300 shares)                                            (55,877)   (185,458)              --          (241,335)
   Other                                                            11,187          --               --            11,187
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                       605,573     466,257          (11,122)        1,060,708
   Net earnings                                      $159,071           --     159,071               --           159,071
   Foreign currency translation
     adjustments                                       (7,912)          --          --           (7,912)           (7,912)
                                                     --------
     Comprehensive income                            $151,159
                                                     ========
   Common stock dividends declared -
     $0.60 per share                                                    --     (43,841)              --           (43,841)
   Common stock issued under
     employee plans (1,388,021 shares)*                             32,393          --               --            32,393
   Common stock repurchased
     (3,800,000 shares)                                            (32,158)    (77,382)              --          (109,540)
   Other                                                             4,735          --               --             4,735
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                       610,543     504,105          (19,034)        1,095,614
   Net earnings                                      $419,678           --     419,678               --           419,678
   Foreign currency translation
     adjustments                                       (3,688)          --          --           (3,688)           (3,688)
                                                     --------
     Comprehensive income                            $415,990
                                                     ========
   Common stock dividends declared -
     $0.60 per share                                                    --     (40,878)              --           (40,878)
   Common stock issued under employee
     plans (387,410 shares)*                                         7,949          --               --             7,949
   Common stock repurchased
     (12,302,607 shares)                                          (106,533)   (168,361)              --          (274,894)
   Other (includes 30,000 restricted shares)                         1,124          --               --             1,124
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                      $513,083     714,544          (22,722)        1,204,905
=========================================================================================================================

*Net of common stock purchased from employees exercising stock options. See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Ryder System, Inc. and Subsidiaries

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Consolidation. The consolidated financial statements include the accounts of Ryder System, Inc. and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS. All investments in highly liquid debt instruments with maturities of three months or less at the date of purchase are classified as cash equivalents.

REVENUE RECOGNITION. Operating lease revenue is recognized as vehicles are used over the terms of the related agreements. Revenue from service contracts is recognized as services are provided, generally at billing rates specified in underlying contracts. Direct financing lease revenue is recognized by the interest method over the terms of the lease agreements.

INVENTORIES. Inventories, which consist primarily of fuel and vehicle parts, are valued using the lower of cost (specific identification or average cost) or market.

TIRES IN SERVICE. The Company allocates a portion of the acquisition costs of revenue earning equipment to tires in service and amortizes such tire costs to expense over the lives of the vehicles and equipment. The cost of replacement tires and tire repairs are expensed as incurred.

REVENUE EARNING EQUIPMENT, OPERATING PROPERTY AND EQUIPMENT AND DEPRECIATION. Revenue earning equipment, principally vehicles, and operating property and equipment are stated at cost. Vehicle repairs and maintenance that extend the life or increase the value of the vehicle are capitalized, whereas ordinary maintenance and repairs are expensed as incurred. Provision for depreciation is computed using the straight-line method on substantially all depreciable assets. Annual straight-line depreciation rates range from 10 percent to 33 percent for revenue earning equipment, 2.5 percent to 10 percent for buildings and improvements and 10 percent to 25 percent for machinery and equipment. The Company periodically reviews and adjusts the residual values and useful lives of revenue earning equipment based on current and expected operating trends and projected realizable values.
     Gains on sales of revenue earning equipment, net of selling and equipment preparation costs, are reported as reductions of depreciation expense and totaled $56 million, $57 million and $50 million in 1999, 1998 and 1997, respectively. Gains on operating property and equipment sales are reflected in miscellaneous income.

INTANGIBLE ASSETS. Intangible assets consist principally of goodwill totaling $203 million in 1999 and $275 million in 1998. Goodwill is amortized on a straight-line basis over appropriate periods generally ranging from 10 to 40 years. Accumulated amortization was approximately $110 million and $96 million at December 31, 1999 and 1998, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets, including intangible assets, are reviewed for impairment when circumstances indicate that the carrying amount of assets may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether the depreciation or amortization of the asset over its remaining life can be recovered based upon the management's best estimate of the undiscounted future operating cash flows (excluding interest charges) related to the asset. If the sum of such undiscounted cash flows is less than carrying value of the asset, the asset is considered impaired. The amount of impairment, if any, represents the excess of the carrying value of the asset over fair value. Fair value is determined by quoted market price, if available, or an estimate of projected future operating cash flows, discounted using a rate that reflects the Company's average cost of funds.
     Long-lived assets (including intangible assets) to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Fair value is determined based upon quoted market prices, if available, or the results of applicable valuation techniques such as discounted cash flows.

SELF-INSURANCE RESERVES. The Company retains a portion of the risk under vehicle liability, workers' compensation and other insurance programs. Reserves have been recorded which reflect the undiscounted estimated liabilities, including claims incurred but not reported. Such liabilities are necessarily based on estimates. While management believes that the amounts are adequate, there can be no assurance that changes to management's estimates may not occur due to limitations inherent in the estimation process. Changes in the estimates of these reserves are charged or credited to income in the period determined. Amounts estimated to be paid within one year have been classified as accrued expenses with the remainder included in other non-current liabilities.

INCOME TAXES. Deferred taxes are provided using the asset and liability method for temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

ENVIRONMENTAL EXPENDITURES. Liabilities are recorded for environmental assessments and/or cleanup when it is probable a loss has been incurred and the costs can be reasonably estimated. The liability may include costs such as anticipated site testing, consulting, remediation, disposal, post-remediation monitoring and legal fees, as appropriate. Estimates are not discounted. The liability does not reflect possible recoveries from insurance companies or reimbursement of remediation costs by state agencies, but does include estimates of cost-sharing with other potentially responsible parties. Claims for reimbursement of remediation costs are recorded when recovery is deemed probable.

DERIVATIVE FINANCIAL INSTRUMENTS. From time to time, the Company enters into interest rate swap and cap agreements to manage its fixed and variable interest rate exposure and to better match the repricing of its debt instruments to that of its portfolio of assets. The Company assigns each interest rate swap and cap agreement to a debt or operating lease obligation. Amounts to be paid or received under swap and cap agreements are recognized over the terms of the agreements as adjustments to interest expense or rent expense. Derivative financial instruments are not leveraged or held for trading purposes.

FOREIGN CURRENCY TRANSLATION. The Company's foreign operations generally use the local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the year. The impact of currency fluctuation is included in other comprehensive income as a translation adjustment. For subsidiaries whose economic environment is highly inflationary, the U.S. dollar is the functional currency and gains and losses that result from translation are included in earnings.

STOCK REPURCHASES. The cost of stock repurchases is allocated between common stock and retained earnings based on the amount of capital surplus at the time of the stock repurchase.

STOCK-BASED COMPENSATION. Stock-based compensation is recognized using the intrinsic value method. Under this method, compensation cost is recognized based on the excess, if any, of the quoted market price of the stock at the date of grant (or other measurement date) and the amount an employee must pay to acquire the stock.

EARNINGS PER SHARE. Basic earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of potential common shares from securities such as stock options.

COMPREHENSIVE INCOME. Comprehensive income presents a measure of all changes in shareholders' equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The Company's total comprehensive income presently consists of net earnings and currency translation adjustments associated with foreign operations that use the local currency as their functional currency.

ACCOUNTING CHANGES. Effective January 1, 1999, the Company adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires that certain direct development costs associated with internal-use software be capitalized and amortized over the estimated useful life of the software. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred. Adoption of this statement did not have a material impact on the Company's results of operations or financial position.
     Effective January 1, 1999, the Company adopted SOP 98-5, "Reporting on the Costs of Start-up Activities." This statement requires that all costs of start-up activities, including organizational costs, be expensed as incurred. The Company's existing accounting policies conformed to the requirements of SOP 98-5; therefore, adoption of this statement did not impact the Company's results of operations or financial position.

RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recognized at fair value as either assets or liabilities on the balance sheet. Any gain or loss resulting from changes in such fair value is required to be recognized in earnings to the extent the derivatives are not effective as hedges. This statement, as amended, is effective for fiscal years beginning after June 15, 2000, and is effective for interim periods in the initial year of adoption. Adoption of this statement is not expected to have a material impact on the Company's results of operations or financial position.

ACQUISITIONS
Over the last three years, the Company completed a number of acquisitions in each of its business segments, all of which have been accounted for using the purchase method of accounting. The consolidated financial statements reflect the results of operations of the acquired businesses from the acquisition dates. Pro forma results of operations have not been presented because the effects of these acquisitions were not significant. The fair value of assets acquired and liabilities assumed in connection with these acquisitions, and related purchase prices, were as follows:

                                  Years ended December 31
In thousands                    1999        1998      1997
-----------------------------------------------------------
Working capital              $   359      15,309       409
Other net assets              10,401      40,433    35,915
Non-current liabilities         (347)    (33,767)   (9,799)
-----------------------------------------------------------
   Net assets acquired        10,413      21,975    26,525
Goodwill                       2,286      30,817    16,227
-----------------------------------------------------------
   Purchase price            $12,699      52,792    42,752
===========================================================

DIVESTITURES
On September 13, 1999, the Company completed the sale of its public transportation services business for $940 million in cash and realized a $339 million after-tax gain ($4.94 per diluted common share). On September 30, 1997, the Company completed the sale of its automotive carrier business for $111 million in cash and realized a $3 million after-tax gain ($0.04 per diluted common share). The disposals of these businesses have been accounted for as discontinued operations and accordingly, their operating results and cash flows are segregated and reported as discontinued operations in the accompanying consolidated financial statements.
     Summarized results of discontinued operations were as follows:

                                          Years ended December 31
In thousands                              1999       1998        1997
----------------------------------------------------------------------
Revenue                               $411,743    581,748     988,610
======================================================================
Earnings before income taxes          $ 20,050     52,392      72,630
Provision for income taxes               8,219     21,133      28,033
----------------------------------------------------------------------
Earnings from
   discontinued operations            $ 11,831     31,259      44,597
----------------------------------------------------------------------
Gain (loss) on disposal               $573,178         --      (5,300)
Income taxes                           233,855         --      (8,500)
----------------------------------------------------------------------
Net gain on disposal                  $339,323         --       3,200
======================================================================

In the fourth quarter of 1999, the Company increased the gain on disposal of the public transportation services business by $4 million, reflecting the reduction of income taxes as a consequence of the sale, the settlement of the final sale price and the impact of insurance purchased to cover certain retained liabilities of the discontinued operation.
     Interest expense was allocated to discontinued operations based upon an assumed debt-to-equity ratio consistent with the Company's historical interest allocation method for segment profit reporting. Interest expense of $8 million, $11 million and $8 million was included in the operating results of discontinued operations in 1999, 1998 and 1997, respectively. The results of discontinued operations exclude management fees and, for public transportation services, branch overhead charges allocated by the Company and previously included in segment profit reporting. The gain on disposal of discontinued operations is net of direct transaction costs, gains on the curtailment and settlement of certain employee benefit plans and exit costs to separate the discontinued business.

RESTRUCTURING AND OTHER CHARGES
The components of restructuring and other charges and the allocation across business segments were as follows:

                                      Years ended December 31
In thousands                             1999           1998
-------------------------------------------------------------
Restructuring charges:
   Employee severance and benefits    $16,500            724
   Facilities and related costs         4,478             --
-------------------------------------------------------------
                                       20,978            724
Other charges:
   Asset write-downs and
     valuation allowances              14,215         (8,264)
   Start-up costs                       7,970             --
   Other                                8,930          4,500
-------------------------------------------------------------
                                      $52,093         (3,040)
=============================================================
Transportation Services               $17,728         (3,385)
Integrated Logistics                    5,310             --
International                           7,138            345
Corporate and other                    21,917             --
-------------------------------------------------------------
                                      $52,093         (3,040)
=============================================================

During the fourth quarter of 1999, the Company implemented several restructuring initiatives designed to improve profitability and align the organizational structure with the strategic direction of the Company. The Company also identified certain assets that would be sold or for which development would be abandoned as a result of the restructuring. During 1999, the Company also restructured its lease and rental operations in the United Kingdom in conjunction with the December 1998 decision to retain the business. As a result of these initiatives, the Company recorded pretax charges in 1999 of $52 million ($33 million after tax, or $0.48 per diluted common share).
     The restructuring initiatives resulted in identification of approximately 250 employees whose jobs were terminated, all of whom were notified of their termination prior to December 31, 1999. The employees terminated and positions eliminated were principally corporate officers and staff, field operations personnel and sales force positions. Severance benefits will be substantially paid during the year 2000.
     Facilities and related costs represent contractual lease obligations associated with facilities to be closed as a result of the restructuring.
     In accordance with the Company's accounting policy and in conjunction with the restructuring, the Company reviewed identified assets for impairment. Asset impairments included the write-down to fair value of certain classes of used vehicles, real estate and other assets held for sale. Charges related to used vehicles and other assets and real estate were $7 million and $2 million, respectively. The fair value of impaired assets was determined using market price information provided by brokers and other industry sources. Asset write-offs included $5 million for certain software development projects that would not be implemented or further utilized in the future.
     In conjunction with the restructuring, the Company evaluated various insurance and risk-management alternatives that could be relevant and cost-effective given the Company's future direction and the current market for insurance products. As a result, during the fourth quarter of 1999, the Company formed a captive insurance subsidiary under which the Company's various self-insurance programs will be administered. Costs incurred related to the start-up of this entity totaled $8 million and consisted principally of professional services and fees.
     Other charges of $9 million consist primarily of costs incurred for professional consulting services and other costs associated with the restructuring initiative.

     In 1996, the Company recorded restructuring and other charges in connection with an organizational realignment. Restructuring and other charges in 1998 included the reversal of charges provided as part of the 1996 restructuring as well as unusual items incurred that year. In the third quarter of 1998, the Company substantially completed a facility closure program implemented in 1996 and credited operating expense for excess accruals of $3 million. During the fourth quarter of 1998, the Company also decided to retain a small foreign business previously held for sale and reversed an asset impairment allowance of $8 million that had been established in 1996.
     During 1998, the Company explored various alternatives relative to disposing of its full service leasing and rental business in the United Kingdom in order to focus on global integrated logistics. In December 1998, the Company announced its intention to retain this business. The Company recorded $5 million in transaction costs incurred during the sale process. The Company also provided $3 million for software development projects that would not be implemented.
     The following table displays a rollforward of the activity and balances of the restructuring reserve account for the years ended December 31, 1999 and 1998:

                             Dec. 31          1999             Dec. 31
                                1998  ----------------------      1999
In thousands                 Balance  Additions   Deductions   Balance
----------------------------------------------------------------------
Employee severance
   and benefits              $   537     16,500        4,020    13,017
Facilities and
   related costs               4,124      4,478        1,420     7,182
----------------------------------------------------------------------

                             $ 4,661     20,978        5,440    20,199
======================================================================


                             Dec. 31          1998             Dec. 31
                                1998  ----------------------      1998
In thousands                 Balance  Additions  Deductions    Balance
----------------------------------------------------------------------
Employee severance
   and benefits              $ 4,431        724        4,618       537
Facilities and
   related costs               8,033         --        3,909     4,124
----------------------------------------------------------------------
                             $12,464        724        8,527     4,661
======================================================================

RECEIVABLES

                                      December 31
In thousands                       1999        1998
----------------------------------------------------
Gross trade                  $  736,555     705,695
Receivables sold                (75,000)   (200,000)
----------------------------------------------------
Net trade                       661,555     505,695
Financing lease                  54,570      55,927
Other                            19,944       8,066
----------------------------------------------------
                                736,069     569,688
Allowance                       (10,254)    (10,547)
----------------------------------------------------
                             $  725,815     559,141
====================================================

The Company participates in an agreement to sell, with limited recourse, up to $375 million of trade receivables on a revolving basis through July 2002. The receivables are sold at a discount, which approximates the purchaser's financing cost of issuing its own commercial paper backed by the trade receivables. At December 31, 1999 and 1998, the outstanding balance of receivables sold pursuant to this agreement was $75 million and $200 million, respectively. Sales of receivables are reflected as a reduction of receivables in the accompanying consolidated balance sheets. The costs associated with this program were $10 million in 1999, $8 million in 1998 and $6 million in 1997 and were charged to miscellaneous income, net. In addition, the Company is generally at risk for credit losses associated with sold receivables and provides for such in the financial statements.

REVENUE EARNING EQUIPMENT

                                       December 31
In thousands                           1999        1998
--------------------------------------------------------
Full service lease               $3,442,205   3,552,891
Commercial rental                 1,136,330   1,278,036
---------------------------------------------------------
                                  4,578,535   4,830,927
   Accumulated depreciation      (1,483,084) (1,803,425)
--------------------------------------------------------
                                  3,095,451   3,027,502
--------------------------------------------------------
Public transportation revenue
   earning equipment                     --     352,739
   Accumulated depreciation              --    (168,272)
--------------------------------------------------------
                                         --     184,467
--------------------------------------------------------
                                 $3,095,451   3,211,969
========================================================

OPERATING PROPERTY AND EQUIPMENT

                                       December 31
In thousands                           1999        1998
--------------------------------------------------------
Land                             $  105,794     107,057
Buildings and improvements          521,746     503,188
Machinery and equipment             439,352     407,304
Other                                88,997     114,548
--------------------------------------------------------
                                  1,155,889   1,132,097
Accumulated depreciation           (574,784)   (534,146)
--------------------------------------------------------
                                 $  581,105     597,951
========================================================

DIRECT FINANCING LEASES AND OTHER ASSETS

                                       December 31
In thousands                           1999        1998
-------------------------------------------------------
Direct financing leases          $  391,346     375,360
Prepaid pension benefit cost         95,074      71,270
Vehicle securitization
   credit enhancement                28,697       6,793
Investments held in Rabbi Trust      36,961      22,807
Notes receivable on asset sales      36,855       7,234
Deposits                             17,151       8,582
Other                                46,186      51,196
-------------------------------------------------------
                                 $  652,270     543,242
=======================================================

ACCRUED EXPENSES AND OTHER NON-CURRENT LIABILITIES

                                       December 31
In thousands                           1999        1998
-------------------------------------------------------
Salaries and wages               $  102,250     104,498
Employee benefits                    21,228      16,360
Interest                             27,859      38,628
Operating taxes                      82,646      80,078
Income taxes                         42,734         425
Self-insurance reserves             227,456     227,982
Postretirement benefits other
   than pensions                     41,766      46,761
Vehicle rent and related accruals   109,193     153,018
Environmental liabilities            18,462      22,962
Restructuring                        20,199       4,661
Other                               133,165     127,465
-------------------------------------------------------
                                    826,958     822,838
Non-current portion                (285,802)   (343,003)
-------------------------------------------------------
Accrued expenses                 $  541,156     479,835
=======================================================

LEASES
Operating Leases as Lessor. One of the Company's major product lines is full service leasing of commercial trucks, tractors and trailers. These lease agreements provide for a fixed time charge plus a fixed per-mile charge. A portion of these charges is often adjusted in accordance with changes in the Consumer Price Index. Contingent rentals included in income during 1999, 1998 and 1997 were $263 million, $243 million and $235 million, respectively.

Direct Financing Leases. The Company also leases revenue earning equipment to clients as direct financing leases. The net investment in direct financing leases consisted of:
                                                    December 31
In thousands                                      1999       1998
------------------------------------------------------------------
Minimum lease payments receivable            $ 796,838    772,550
Executory costs and unearned income           (420,455)  (405,777)
Unguaranteed residuals                          69,533     64,514
------------------------------------------------------------------
Net investment in direct financing leases      445,916    431,287
Current portion                                (54,570)   (55,927)
------------------------------------------------------------------
Non-current portion                          $ 391,346    375,360
==================================================================

Contingent rentals included in income were $26 million in 1999, 1998 and 1997.

OPERATING LEASES AS LESSEE. The Company leases vehicles, facilities and office equipment under operating lease agreements. The majority of these agreements are vehicle leases which specify that rental payments be adjusted periodically based on changes in interest rates and provide for early termination at stipulated values.
     During 1999 and 1998, the Company entered into several agreements for the sale and operating leaseback of revenue earning equipment. The leases contain purchase and renewal options as well as limited guarantees of the lessor's residual value. Proceeds from these transactions totaled $594 million in 1999 and $312 million in 1998.
     The Company's sale-leaseback transactions include vehicle securitizations in which the Company sold a beneficial interest in certain revenue earning equipment to separately rated and unconsolidated vehicle lease trusts. Such securitizations generated cash proceeds of $294 million in 1999 and $73 million in 1998. The vehicles were sold for their carrying value and the Company retained an interest in the form of a subordinated note issued at the date of each sale. The Company is obligated to make lease payments only to the extent of collections on the related vehicle leases and vehicle sales. The Company has provided credit enhancement in the form of cash reserve funds and a pledge of the subordinated notes as additional security for the trusts to the extent that delinquencies and losses on the truck leases and related vehicle sales are incurred. As of December 31, 1999 and 1998, credit enhancements maintained by the Company totaled $29 million and $7 million, respectively, and are included in "Direct Financing Leases and Other Assets."
     During 1999, 1998 and 1997, rent expense was $285 million, $242 million and $220 million, respectively. Contingent rentals paid on securitized vehicles were $23 million in 1999 and $10 million in 1998.

Lease Payments. Future minimum payments for leases in effect at December 31, 1999 were as follows:

                            As Lessor      As Lessee
----------------------------------------------------

                                   Direct
                     Operating  Financing  Operating
In thousands            Leases     Leases     Leases
----------------------------------------------------

2000                $1,049,764    132,208    310,340
2001                   891,356    130,008    284,447
2002                   710,354    122,580    262,049
2003                   523,728    113,776    170,769
2004                   339,040    104,841     58,891
Thereafter             248,205    193,425    120,664
----------------------------------------------------
                    $3,762,447    796,838  1,207,160
====================================================

The amounts in the previous table are based upon the assumption that revenue earning equipment will remain on lease for the length of time specified by the respective lease agreements. This is not a projection of future lease revenue or expense; no effect has been given to renewals, new business, cancellations, contingent rentals or future rate changes.

INCOME TAXES
The components of the provision for income taxes attributable to continuing operations were as follows:

                                    Years ended December 31
In thousands                         1999      1998      1997
--------------------------------------------------------------
Current tax benefit:
   Federal                      $(183,470)  (24,173)  (38,068)
   State                          (24,392)   (6,357)   (4,329)
   Foreign                          2,398     6,850     1,439
--------------------------------------------------------------
                                 (205,464)  (23,680)  (40,958)
--------------------------------------------------------------
Deferred tax expense:
   Federal                        210,542    88,173    99,610
   State                           31,596    11,729    14,796
   Foreign                          7,903       530     8,214
--------------------------------------------------------------
                                  250,041   100,432   122,620
--------------------------------------------------------------
Provision for income taxes      $  44,577    76,752    81,662
==============================================================

A reconciliation of the Federal statutory tax rate with the effective tax rate for continuing operations follows:

                                 % of Pretax Income
                               1999     1998     1997
------------------------------------------------------

Federal statutory tax rate     35.0     35.0     35.0
Impact on deferred taxes
   for changes in tax rates      --     (0.8)    (0.7)
State income taxes, net of
   Federal income tax benefit   4.0      1.7      3.3
Amortization of goodwill        0.1      1.2      1.0
Miscellaneous items, net       (1.2)     0.4      0.4
------------------------------------------------------
Effective tax rate             37.9     37.5     39.0
======================================================

The components of the net deferred income tax liability were as follows:

                                                     December 31
In thousands                                        1999        1998
---------------------------------------------------------------------
Deferred income tax assets:
   Self-insurance reserves                   $    51,667      74,190
   Alternative minimum taxes                       6,011      30,905
   Accrued compensation and benefits              30,484      31,345
   Lease accruals and reserves                    28,378      45,707
   Miscellaneous other accruals                   48,447      32,375
---------------------------------------------------------------------
                                                 164,987     214,522
   Valuation allowance                           (12,822)    (13,030)
---------------------------------------------------------------------
                                                 152,165     201,492
---------------------------------------------------------------------
Deferred income tax liabilities:
   Property and equipment
     bases difference                         (1,039,023)   (894,475)
   Other items                                  (102,173)   (113,361)
---------------------------------------------------------------------
                                              (1,141,196) (1,007,836)
---------------------------------------------------------------------
Net deferred income tax liability*           $  (989,031)   (806,344)
=====================================================================

*Deferred tax assets of $22 million and $1 million have been included in the consolidated balance sheet caption "Prepaid expenses and other current assets" at December 31, 1999 and 1998, respectively.

Deferred taxes have not been provided on temporary differences related to investments in foreign subsidiaries that are considered permanent in duration. These temporary differences consist primarily of undistributed foreign earnings of $100 million at December 31, 1999. A full foreign tax provision has been made on these undistributed foreign earnings. Determination of the amount of deferred taxes on these temporary differences is not practicable due to foreign tax credits and exclusions.
     The Company had unused alternative minimum tax credits, for tax purposes, of $6 million at December 31, 1999, available to reduce future income tax liabilities. The alternative minimum tax credits may be carried forward indefinitely.
     A valuation allowance has been established to reduce deferred income tax assets, principally foreign tax loss carryforwards, to amounts expected to be realized.
     Income taxes paid (refunded) totaled $72 million in 1999, $(23) million in 1998, and $18 million in 1997 and include amounts related to both continuing and discontinued operations.

DEBT

                                                       December 31
In thousands                                         1999         1998
-----------------------------------------------------------------------

U.S. commercial paper                          $  320,000      197,500
Canadian commercial paper                          45,006       18,102
Unsecured U.S. notes:
   Debentures, 6.50% to 9.88%,
     due 2001 to 2017                             453,244      623,971
   Medium-term notes,
     5.00% to 8.45%,
     due 2000 to 2025                           1,181,443    1,364,062
Unsecured foreign obligations
   (principally pound sterling),
   4.84% to 14.25%,
   due 2000 to 2006                               335,343      338,496
Other debt, including capital leases               58,353       40,900
-----------------------------------------------------------------------

Total debt                                      2,393,389    2,583,031
Current portion                                  (574,253)    (483,334)
-----------------------------------------------------------------------

Long-term debt                                 $1,819,136    2,099,697
=======================================================================

Debt maturities (including sinking fund requirements) during the five years subsequent to December 31, 1999 were as follows:

                                               Debt
In thousands                             Maturities
---------------------------------------------------

2000                                       $574,253
2001                                        322,347
2002                                        655,207
2003                                        126,835
2004                                         90,214
---------------------------------------------------

The weighted average interest rates for outstanding U.S. commercial paper at December 31, 1999 and 1998, were 6.60 percent and 5.96 percent, respectively. The weighted average interest rates for outstanding Canadian commercial paper at December 31, 1999 and 1998, were 5.17 percent and 5.30 percent, respectively. U.S. commercial paper is classified as long-term debt since it is backed by the long-term revolving credit facility discussed below.
     The Company can borrow up to $720 million through an unsecured global revolving credit facility, which expires in May 2002. The global credit facility is primarily to be used to finance working capital and provide support for the issuance of commercial paper. At the Company's option, the interest rate on borrowings under the global credit facility is based on LIBOR, prime, federal funds or local equivalent rates. No compensating balances are required under the global credit facility; however, it does have an annual facility fee of 0.08 percent based on the Company's current credit rating. At December 31, 1999, foreign borrowings of $58 million were outstanding under the credit facility and the Company had $342 million available under this agreement.
     The Company has issued unsecured medium-term notes under various shelf registration statements filed with the Securities and Exchange Commission. In 1998, the Company registered an additional $800 million for future debt issues. As of December 31, 1999, the Company had $487 million of debt securities available for issuance under the latest registration statement. The Company had unamortized original issue discounts of $18 million and $21 million for the medium-term notes and debentures at December 31, 1999 and 1998, respectively.
     During the fourth quarter of 1999, the Company recorded an extraordinary loss of $4 million (net of income tax benefit of $3 million) in connection with the early retirement of $156 million of medium-term notes. The loss represents the payment of redemption premiums and the write-off of deferred finance costs.
     At December 31, 1999 and 1998, the Company also had letters of credit outstanding totaling $134 million and $163 million, respectively, which primarily guarantee various insurance activities.
     Interest paid for both continuing and discontinued operations totaled $206 million in 1999, $201 million in 1998 and $196 million in 1997.

     The carrying amount of debt (excluding capital leases) was $2,341 million and $2,548 million as of December 31, 1999 and 1998, respectively. Based on dealer quotations that represent the discounted future cash flows through maturity or expiration using current rates, the fair value of this debt at December 31, 1999 and 1998 was estimated at $2,289 million and $2,623 million, respectively.
     At December 31, 1997, the Company had outstanding an interest rate swap agreement effectively changing the interest rate exposure on $61 million of medium-term notes from variable to a 5.84 percent fixed rate. The swap matured in March 1998.

SHAREHOLDERS'EQUITY
In December 1999, the Company completed a $200 million stock repurchase program announced in September 1999 in conjunction with the sale of the public transportation services business. In September 1999, the Company also completed a three million-share repurchase program announced in December 1998. Since 1996, five repurchase programs have been completed, resulting in the repurchase of 27 million shares of common stock.
     At December 31, 1999, the Company had 59,395,050 Preferred Stock Purchase Rights (Rights) outstanding which expire in March 2006. The Rights contain provisions to protect shareholders in the event of an unsolicited attempt to acquire the Company that is not believed by the board of directors to be in the best interest of shareholders. The Rights are evidenced by common stock certificates, are subject to anti-dilution provisions, and are not exercisable, transferable or exchangeable apart from the common stock until 10 days after a person, or a group of affiliated or associated persons, acquires beneficial ownership of 10 percent or more, or, in the case of exercise or transfer, makes a tender offer for 10 percent or more of the Company's common stock. The Rights entitle the holder, except such an acquiring person, to purchase at the current exercise price of $100, that number of the Company's common shares that at the time would have a market value of $200. In the event the Company is acquired in a merger or other business combination (including one in which the Company is the surviving corporation), each Right entitles its holder to purchase at the current exercise price of $100 that number of common shares of the surviving corporation which would then have a market value of $200. In lieu of common shares, Rights holders can purchase 1/100 of a share of Series C Preferred Stock for each Right. The Series C Preferred Stock would be entitled to quarterly dividends equal to the greater of $10 per share or 100 times the common stock dividend per share and have 100 votes per share, voting together with the common stock. By action of the board of directors, the Rights may also be exchanged in whole or in part, at an exchange ratio of one share of common stock per Right. The Rights have no voting rights and are redeemable, at the option of the Company, at a price of $0.01 per Right prior to the acquisition by a person or a group of persons affiliated or associated persons of beneficial ownership of 10 percent or more of the common stock.

EMPLOYEE STOCK OPTION AND STOCK PURCHASE PLANS
Option Plans. The Company sponsors various stock option and incentive plans which provide for the granting of options to employees and directors for purchase of common stock at prices equal to fair market value at the time of grant. Options granted under all plans are for terms not exceeding 10 years and are exercisable cumulatively 20 percent to 50 percent each year based on the terms of the grant.
     Key employee plans also provide for the issuance of stock appreciation rights, limited stock appreciation rights, performance units or restricted stock at no cost to the employee. In 1999, the Company issued 30,000 shares of restricted stock and granted restricted stock rights for 15,650 shares. No grants were made in 1998 or 1997. Awards under a non-employee director plan may also be granted in tandem with restricted stock units at no cost to the grantee; 4,013 units, 2,850 units and 47,673 units were granted in 1999, 1998 and 1997, respectively. The value of the restricted stock and stock units, equal to fair market value at the time of grant, is recognized as compensation expense as the restricted stock and stock units vest over the periods established for each grant. This compensation expense was not significant in 1999, 1998 and 1997.
     The following table summarizes the status of the Company's stock option plans (shares in thousands):

                          1999                     1998                   1997
------------------------------------------------------------------------------
                      Weighted                 Weighted               Weighted
                       Average                  Average                Average
                      Exercise                 Exercise               Exercise
              Shares     Price         Shares     Price      Shares      Price
------------------------------------------------------------------------------
Beginning
   of year     5,253    $28.06          6,000    $27.18       6,878     $24.33
Granted        2,200     26.76            246     33.21       1,339      35.08
Exercised        (92)    22.44           (911)    23.60      (2,037)     22.85
Forfeited       (599)    27.47            (82)    27.01        (180)     26.40
------------------------------------------------------------------------------
End
   of year     6,762    $27.77          5,253    $28.06       6,000     $27.18
==============================================================================
Exercisable
   at end
   of year     4,099    $27.59          3,610    $26.12       3,373     $23.87
==============================================================================
Available
   for future
   grant       2,258       N/A          3,907       N/A       1,566        N/A
==============================================================================

Information about options in various price ranges at December 31, 1999 follows (shares in thousands):

                              Options                         Options
                          Outstanding                     Exercisable
---------------------------------------------------------------------------
                            Remaining       Weighted               Weighted
Price                            Life        Average                Average
Ranges          Shares     (in years)          Price    Shares        Price
---------------------------------------------------------------------------

$10-20             254            1.5         $16.13       254       $16.13
 20-25             832            4.3          22.96       596        22.64
 25-30           4,363            6.5          27.06     2,390        27.24
 30-38           1,313            6.8          35.42       859        35.42
---------------------------------------------------------------------------
                 6,762            6.1         $27.77     4,099       $27.59
===========================================================================

Purchase Plans. The Employee Stock Purchase Plan provides for periodic offerings to substantially all U.S. and Canadian employees, with the exception of employees in executive stock option plans, to subscribe shares of the Company's common stock at 85 percent of the fair market value on either the date of offering or the last day of the purchase period, whichever is less. The most recent stock purchase plan provides for quarterly purchase periods. The U.K. Stock Purchase Scheme provides for periodic offerings to substantially all U.K. employees to subscribe shares of the Company's common stock at 85 percent of the fair market value on the date of the offering.
     The following table summarizes the status of the Company's stock purchase plans (shares in thousands):

                        1999               1998                 1997
-----------------------------------------------------------------------------
                         Weighted              Weighted              Weighted
                          Average               Average               Average
                         Exercise              Exercise              Exercise
               Shares       Price     Shares      Price     Shares      Price
-----------------------------------------------------------------------------
Beginning
   of year         82      $27.05        571     $24.46      1,653     $23.88
Granted           300       18.43        146      20.31         63      30.28
Exercised        (300)      19.71       (586)     23.05       (994)     23.96
Forfeited         (10)      27.66        (49)     24.54       (151)     23.91
-----------------------------------------------------------------------------
End of year        72      $27.00         82     $27.05        571     $24.46
=============================================================================
Exercisable
   at end
   of year         --         N/A         --        N/A        472     $23.96
=============================================================================
Available
   for future
   grant        2,436         N/A        226        N/A        323        N/A
=============================================================================

Pro Forma Information. The Company accounts for stock-based compensation using the intrinsic value method; accordingly, except for restricted stock grants, no compensation expense has been recognized for stock-based compensation plans. Had the fair value method of accounting been applied to the Company's plans, which requires recognition of compensation expense over the vesting periods of the awards, pro forma net earnings and earnings per share would have been:

                                                  Years ended December 31
In thousands, except per share amounts          1999       1998        1997
---------------------------------------------------------------------------
Net earnings:
   As reported                              $419,678    159,071     175,685
   Pro forma                                 412,789    150,958     164,235
Earnings per share:
   Basic:
     As reported                                6.12       2.18        2.28
     Pro forma                                  6.02       2.07        2.14
   Diluted:
     As reported                                6.11       2.16        2.25
     Pro forma                                  6.02       2.06        2.11
---------------------------------------------------------------------------

This pro forma impact only takes into account options granted since January 1, 1995 and is likely to increase in future years as additional options are granted and amortized over the vesting period. The fair values of options granted since January 1, 1995 were estimated as of the dates of grant using the Black-Scholes option pricing model. The option pricing assumptions were as follows:

                                         Years ended December 31
                                        1999       1998       1997
-------------------------------------------------------------------

Dividend yield                           2.5%       2.3%       1.8%
Expected volatility                     25.7%      25.1%      24.5%
Option plans:
   Risk-free interest rate               5.4%       5.4%       6.2%
   Weighted average
     expected life                   7 years    9 years    8 years
   Weighted average grant-date
     fair value per option             $7.77     $11.05     $12.59
Purchase plans:
   Risk-free interest rate               4.9%       5.3%       6.1%
   Weighted average
     expected life                  .25 year   .25 year    5 years
   Weighted average grant-date
     fair value per option             $4.99      $5.50     $12.30
-------------------------------------------------------------------

EARNINGS PER SHARE INFORMATION
A reconciliation of the number of shares used in computing basic and diluted EPS follows:

                                           Years ended December 31
In thousands                             1999        1998        1997
----------------------------------------------------------------------
Weighted average shares
   outstanding - Basic                 68,536      73,068      76,888
Common equivalents:
   Shares issuable under
     outstanding dilutive options       1,084       3,850       5,442
   Shares assumed repurchased
     based on the average market
     value for the period                (994)     (3,416)     (4,494)
   Dilutive effect of restricted
     stock and exercised options
     prior to being exercised, net        106         143         356
----------------------------------------------------------------------
Weighted average shares
   outstanding - Diluted               68,732      73,645      78,192
======================================================================
Anti-dilutive options not
   included above                       5,750       1,485       1,129
======================================================================

EMPLOYEE BENEFIT PLANS
Pension Plans. The Company sponsors several defined benefit pension plans covering substantially all employees not covered by union-administered plans, including certain employees in foreign countries. These plans generally provide participants with benefits based on years of service and career-average compensation levels. The funding policy for these plans is to make contributions based on normal costs plus amortization of unfunded past service liability but not greater than the maximum allowable contribution deductible for Federal income tax purposes. The majority of the plans' assets are invested in a master trust which, in turn, is primarily invested in listed stocks and bonds. The Company also contributed to various defined benefit, union-administered, multi-employer plans for employees under collective bargaining agreements.

     Pension (income) expense was as follows:

                                    Years ended December 31
In thousands                          1999     1998     1997
-------------------------------------------------------------
Company-administered plans:
   Service cost                   $ 32,649   26,067   24,037
   Interest cost                    50,087   48,356   46,160
   Expected return on
     plan assets                   (85,422) (75,680) (60,078)
   Curtailment gain                     --       --   (7,614)
   Amortization of
     transition asset               (3,818)  (3,848)  (3,376)
   Recognized net actuarial
     (gain) loss                    (2,323)  (2,334)     523
   Amortization of prior
     service cost                    2,382    2,368    1,816
-------------------------------------------------------------
                                    (6,445)  (5,071)   1,468
Union-administered plans             2,591    2,488    1,840
-------------------------------------------------------------
Net pension (income) expense      $ (3,854)  (2,583)   3,308
=============================================================

The Company also recorded curtailment and settlement gains of $4 million in 1999 and $3 million in 1997 as part of the gain on disposal of discontinued operations.

     The following table sets forth the balance sheet impact, as well as the benefit obligations, assets and funded status associated with the Company's pension plans:

                                                        December 31
In thousands                                         1999         1998
-----------------------------------------------------------------------
Change in benefit obligations:
   Benefit obligations at January 1,           $  787,729      708,714
   Service cost                                    32,649       26,067
   Interest cost                                   50,087       48,356
   Amendments                                          --          618
   Actuarial gain                                  (7,047)      (4,053)
   Benefits paid                                  (34,905)     (38,530)
   Settlement and curtailment                     (21,331)          --
   Change in discount rate assumption            (104,019)      46,986
   Foreign currency exchange rate changes          (1,387)        (429)
-----------------------------------------------------------------------
   Benefit obligations at December 31,            701,776      787,729
-----------------------------------------------------------------------
Change in plan assets:
   Fair value of plan assets at January 1,        929,161      820,696
   Actual return on plan assets                   167,229      136,108
   Employer contribution                           10,084        8,466
   Plan participants' contributions                 3,025        2,746
   Benefits paid                                  (34,905)     (38,530)
   Settlement                                     (19,183)          --
   Foreign currency exchange rate changes          (1,288)        (325)
-----------------------------------------------------------------------
Fair value of plan assets at
   December 31,                                 1,054,123      929,161
-----------------------------------------------------------------------
Funded status                                     352,347      141,432
Unrecognized transition asset                      (4,036)      (7,990)
Unrecognized prior service cost                    12,795       15,355
Unrecognized net actuarial gain                  (278,761)     (88,713)
-----------------------------------------------------------------------
Prepaid pension benefit cost                   $   82,345       60,084
=======================================================================

Amounts recognized in the balance sheet consist of:

                                                        December 31
In thousands                                         1999         1998
-----------------------------------------------------------------------
Other assets (prepaid pension
   benefit cost)                                $  95,074       71,270
Accrued expenses                                  (12,729)     (11,186)
-----------------------------------------------------------------------
                                                $  82,345       60,084
=======================================================================

The following table sets forth the actuarial assumptions used for the Company's dominant plan:

                                                        December 31
                                                     1999         1998
-----------------------------------------------------------------------
Discount rate                                        7.75%        6.75%
Rate of increase in compensation levels              5.00%        5.00%
Expected long-term rate of return
   on plan assets                                    9.50%        9.50%
Transition amortization in years                        8            8
Gain and loss amortization in years                     8            8
-----------------------------------------------------------------------

Savings Plans. The Company also has defined contribution savings plans that cover substantially all eligible employees. Company contributions to the plans, which are based on employee contributions and the level of company match, totaled approximately $11 million in 1999 and $12 million in 1998 and 1997.

Supplemental Pension and Deferred Compensation Plans. The Company has a non-qualified supplemental pension plan covering certain employees which provides for incremental pension payments from the Company's funds so that total pension payments equal amounts that would have been payable from the Company's principal pension plans if it were not for limitations imposed by income tax regulations. The benefit obligation under this plan totaled $15 million and $17 million at December 31, 1999 and 1998, respectively. The accrued pension expense liability related to this plan was $13 million and $11 million at December 31, 1999 and 1998, respectively. Pension expense for this plan totaled $2 million in 1999, 1998 and 1997.
     The Company also has deferred compensation plans that permit eligible employees, officers and directors to defer a portion of their compensation. The deferred compensation liability, including Company matching amounts and accumulated earnings on notional investments, totaled $23 million and $20 million at December 31, 1999 and 1998, respectively.
     The Company has established a grantor trust (Rabbi Trust) to provide funding for benefits payable under the supplemental pension plan and deferred compensation plans. The assets held in trust at December 31, 1999 and 1998, amounted to $37 million and $23 million, respectively. These assets are included in "Direct Financing Leases and Other Assets" in the accompanying balance sheets because they are available to the general creditors of the Company in the event of the Company's insolvency. Rabbi Trust assets consist of a managed portfolio of equity securities and corporate-owned life insurance policies. The equity securities are classified as trading assets and stated at fair value. Both realized and unrealized gains and losses are included in miscellaneous income, net.

Postretirement Benefits Other Than Pensions. The Company sponsors plans that provide retired employees with certain health care and life insurance benefits. Substantially all employees not covered by union-administered health and welfare plans are eligible for these benefits. Health care benefits for the Company's principal plans are generally provided to qualified retirees under age 65 and eligible dependents. Generally, these plans require employee contributions which vary based on years of service and include provisions which cap Company contributions. On January 1, 1998, the postretirement plans were amended to change the health care provider elections. The amendment generated an unrecognized prior service credit of $9 million.
     Total periodic postretirement benefit expense was as follows:

                                          Years ended December 31
In thousands                            1999        1998        1997
---------------------------------------------------------------------

Service cost                        $  1,360       1,117       1,569
Interest cost                          2,210       2,535       3,122
Curtailment gain                          --          --      (1,881)
Recognized net actuarial gain            (94)         --          --
Amortization of prior service cost    (1,043)     (1,091)         --
---------------------------------------------------------------------

Postretirement benefit expense      $  2,433       2,561       2,810
=====================================================================

The Company also recorded curtailment and settlement gains of $1 million in 1999 and $3 million in 1997 as part of the gain on disposal of discontinued operations.
     The Company's postretirement benefit plans are not funded. The following table sets forth the balance sheet impact, as well as the benefit obligations and rate assumptions associated with the Company's postretirement benefit plans:

                                                December 31
In thousands                                   1999        1998
----------------------------------------------------------------
Benefit obligations at January 1,           $38,976      44,286
   Service cost                               1,360       1,117
   Interest cost                              2,210       2,535
   Amendment                                     --      (8,731)
   Actuarial loss (gain)                     (3,830)      2,801
   Benefits paid                             (3,847)     (3,497)
   Curtailment and settlement                (2,271)         --
   Change in discount rate assumption        (2,959)      1,797
   Change in participation assumption            --      (1,332)
----------------------------------------------------------------
Benefit obligations at December 31,          29,639      38,976
   Unrecognized prior service credit          5,556       7,640
   Unrecognized net actuarial gain            6,571         145
----------------------------------------------------------------
Accrued postretirement benefit obligation   $41,766      46,761
----------------------------------------------------------------
Discount rate                                  7.75%       6.75%
================================================================

The actuarial assumptions include health care cost trend rates projected ratably from 7.5 percent in 2000 to 6 percent in 2003 and thereafter. Changing the assumed health care cost trend rates by 1 percent in each year would not have had a material effect on the accumulated postretirement benefit obligation as of December 31, 1999 or postretirement benefit expense for 1999.

ENVIRONMENTAL MATTERS
The Company's operations involve storing and dispensing petroleum products, primarily diesel fuel. In 1988, the Environmental Protection Agency issued regulations that established requirements for testing and replacing underground storage tanks. During 1998, the Company completed its tank replacement program to comply with the regulations. In addition, the Company has received notices from the Environmental Protection Agency and others that it has been identified as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act, the Superfund Amendments and Reauthorization Act and similar state statutes and may be required to share in the cost of cleanup of 34 identified disposal sites.
     The Company's environmental expenses, which included remediation costs as well as normal recurring expenses such as licensing, testing and waste disposal fees, were $10 million in 1999 and $4 million in 1998 and 1997.
     The ultimate costs of the Company's environmental liabilities cannot be projected with certainty due to the presence of several unknown factors, primarily the level of contamination, the effectiveness of selected remediation methods, the stage of investigation at individual sites, the determination of the Company's liability in proportion to other responsible parties and the recoverability of such costs from third parties. Based on information presently available, management believes that the ultimate disposition of these matters, although potentially material to the results of operations in any one year, will not have a material adverse effect on the Company's financial condition or liquidity.

OTHER MATTERS
The Company is currently involved in litigation with a former client relating to a logistics services agreement that was terminated in 1997. The former client has filed a claim against the Company and the Company has filed a counter claim. Management believes that the resolution of this matter will not have a material impact on the Company's consolidated financial position, liquidity or results of operations.
     The Company is also a party to various other claims, legal actions and complaints arising in the ordinary course of business. While any proceeding or litigation has an element of uncertainty, management believes that the disposition of these matters will not have a material impact on the consolidated financial position, liquidity or results of operations of the Company.

SEGMENT REPORTING
The Company operates in three business segments: (1) Transportation Services, which provides full service leasing, commercial rental and programmed maintenance of trucks, tractors and trailers to clients throughout the U.S. and Canada; (2) Integrated Logistics, which provides support services for clients' entire supply chains, from inbound raw materials supply through finished goods distribution, including dedicated contract carriage, the management of carriers, and inventory deployment throughout the U.S. and Canada; and (3) International, which provides full service leasing, commercial rental, programmed maintenance and logistics services in Europe, South America and Mexico.

     The segment information set forth below is based on the nature of the services offered, as well as the geographic markets served. The accounting policies of the business segments are the same as those previously described in the "Summary of Significant Accounting Policies" note. The Company evaluates financial performance based upon several factors, of which the primary measure is business segment earnings before income taxes and unusual items such as Year 2000 expense, restructuring and other charges. Business segment earnings before income taxes represent the total profit earned from each segment's clients across all of the Company's segments and include allocations of certain overhead costs. The Transportation Services segment leases revenue earning equipment, sells fuel and provides maintenance and other ancillary services to the Integrated Logistics segment. Inter-segment sales are accounted for at fair value as if the sales were made to third parties. Interest expense, net is allocated to the various business segments based upon targeted debt-to-equity ratios using an interest factor, which reflects the Company's average total cost of debt. In 1998, 10 percent of the Company's revenue was derived from General Motors Corporation, primarily from the Integrated Logistics segment. In 1999 and 1997, no customer exceeded 10 percent of the Company's revenue.

                                            Years ended December 31
In thousands                             1999           1998        1997
-------------------------------------------------------------------------
REVENUE
Transportation Services            $2,973,548      2,811,244   2,836,950
Integrated Logistics                1,713,051      1,501,126   1,370,320
International                         590,226        603,834     457,869
Eliminations                         (324,621)      (309,228)   (296,991)
-------------------------------------------------------------------------
Total revenue                      $4,952,204      4,606,976   4,368,148
=========================================================================

                                            Years ended December 31
In thousands                             1999           1998        1997
-------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES
Transportation Services            $  192,764        214,028     200,254
Integrated Logistics                   54,365         76,514      67,300
International                              29            252       1,516
Eliminations                          (38,709)       (38,618)    (35,754)
-------------------------------------------------------------------------

Total reportable segments             208,449        252,176     233,316
Other, primarily corporate
   administrative expense             (14,812)       (13,234)    (20,274)
Restructuring and other
   charges                            (52,093)         3,040          --
Year 2000 expense                     (24,050)       (37,418)     (3,492)
-------------------------------------------------------------------------
Total earnings before
   income taxes                    $  117,494        204,564     209,550
=========================================================================

                                            Years ended December 31
In thousands                             1999           1998        1997
-------------------------------------------------------------------------
DEPRECIATION EXPENSE,
   NET OF GAINS
Transportation Services            $  461,586        463,567     465,708
Integrated Logistics                   20,662         18,824      16,485
International                          82,408         84,824      74,730
-------------------------------------------------------------------------
Total reportable segments             564,656        567,215     556,923
Other, primarily corporate              2,109          2,447       2,250
-------------------------------------------------------------------------
Total depreciation, net
   of gains                        $  566,765        569,662     559,173
=========================================================================

                                            Years ended December 31
In thousands                             1999           1998        1997
-------------------------------------------------------------------------
AMORTIZATION EXPENSE AND
   OTHER NON-CASH CHARGES, NET
Transportation Services            $    2,093          2,649      (1,270)
Integrated Logistics                    8,267          4,969       5,996
International                           7,905         (4,490)     (1,225)
-------------------------------------------------------------------------
Total reportable segments              18,265          3,128       3,501
Other, primarily corporate              7,971         (3,920)      2,361
-------------------------------------------------------------------------
Total amortization and other
   non-cash charges, net           $   26,236           (792)      5,862
=========================================================================

                                            Years ended December 31
In thousands                             1999           1998        1997
-------------------------------------------------------------------------
INTEREST EXPENSE, NET
Transportation Services            $  169,082        162,070     159,317
Integrated Logistics                    2,368          1,588         214
International                          22,187         25,564      22,975
------------------------------------------------------------------------

Total reportable segments             193,637        189,222     182,506
Other, primarily corporate             (9,961)        (1,436)     (2,755)
-------------------------------------------------------------------------

Total interest expense, net        $  183,676        187,786     179,751
=========================================================================

                                                    December 31
In thousands                             1999           1998        1997
-------------------------------------------------------------------------
ASSETS
Transportation Services            $4,633,637      4,236,787   4,229,236
Integrated Logistics                  325,175        294,667     286,677
International                         567,947        611,755     552,522
-------------------------------------------------------------------------
Total reportable segments           5,526,759      5,143,209   5,068,435
Other, primarily corporate            243,691        186,909      87,143
Discontinued operations                    --        378,483     353,482
-------------------------------------------------------------------------
Total assets                       $5,770,450      5,708,601   5,509,060
=========================================================================

                                            Years ended December 31
In thousands                             1999           1998        1997
------------------------------------------------------------------------
CAPITAL EXPENDITURES
Transportation Services            $1,617,934      1,203,885     872,568
Integrated Logistics                   19,437         20,413      24,921
International                          92,683        107,366      89,603
------------------------------------------------------------------------
Total reportable segments           1,730,054      1,331,664     987,092
Other, primarily corporate              4,165          1,477       2,485
------------------------------------------------------------------------
Total capital expenditures         $1,734,219      1,333,141     989,577
========================================================================

Geographic Information

                                            Years ended December 31
In thousands                             1999           1998        1997
------------------------------------------------------------------------
REVENUE
Transportation Services            $2,521,561      2,377,851   2,408,954
Integrated Logistics                1,556,526      1,386,458   1,298,408
------------------------------------------------------------------------
   Total United States              4,078,087      3,764,309   3,707,362
------------------------------------------------------------------------
Transportation Services               460,993        400,354     386,045
Integrated Logistics                  413,124        442,313     274,741
------------------------------------------------------------------------
   Total Foreign                      874,117        842,667     660,786
------------------------------------------------------------------------
   Total                           $4,952,204      4,606,976   4,368,148
========================================================================

                                                    December 31
In thousands                             1999           1998        1997
------------------------------------------------------------------------
LONG-LIVED ASSETS
United States                      $3,072,892      3,209,027   3,139,084
Foreign                               603,664        600,893     588,082
------------------------------------------------------------------------
Total                              $3,676,556      3,809,920   3,727,166
========================================================================

SUPPLEMENTARY DATA
RYDER SYSTEM, INC. AND SUBSIDIARIES


QUARTERLY FINANCIAL AND COMMON STOCK DATA

                                                                      Per Common Share
                                                  ---------------------------------------------------
                                                   Earnings from
                             Earnings               Continuing                                        Dividends
                               From                 Operations        Net Earnings      Stock Prices     Per
In thousands,               Continuing    Net     ---------------------------------------------------   Common
except share data  Revenue  Operations  Earnings   Basic   Diluted   Basic   Diluted    High      Low    Share
---------------------------------------------------------------------------------------------------------------
1999
First quarter    $1,154,022   10,888     22,140     0.15     0.15     0.31     0.31     28.75    23.56     0.15
Second quarter    1,214,832   20,579     30,150     0.29     0.29     0.43     0.43     28.38    22.19     0.15
Third quarter     1,261,566   35,109    361,467     0.51     0.51     5.22     5.21     26.25    20.00     0.15
Fourth quarter    1,321,784    6,341      5,921     0.10     0.10     0.09     0.09     24.94    18.81     0.15
---------------------------------------------------------------------------------------------------------------
   Total         $4,952,204   72,917    419,678     1.06     1.06     6.12     6.11     28.75    18.81     0.60
===============================================================================================================
1998
First quarter    $1,092,518   24,992     37,274     0.34     0.33     0.50     0.50     38.94    31.44     0.15
Second quarter    1,131,001   33,458     45,267     0.45     0.45     0.61     0.61     40.56    31.06     0.15
Third quarter     1,176,332   40,417     37,048     0.55     0.55     0.51     0.51     32.25    19.44     0.15
Fourth quarter    1,207,125   28,945     39,482     0.40     0.40     0.55     0.55     28.81    21.75     0.15
---------------------------------------------------------------------------------------------------------------
   Total         $4,606,976  127,812    159,071     1.75     1.74     2.18     2.16     40.56    19.44     0.60
===============================================================================================================

Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year. Information for 1998 and the first two quarters of 1999 has been restated to reflect the Company's public transportation services business as a discontinued operation (see the "Divestitures" note to the consolidated financial statements for a further discussion).
     Earnings from continuing operations in the third and fourth quarters of 1999 were impacted, in part, by after-tax restructuring and other charges of $2 million and $30 million, respectively. Earnings from continuing operations in the third quarter of 1998 were impacted, in part, by after-tax restructuring and other charges of $(2) million.
     Net earnings in the fourth quarter of 1999 were also impacted by a $4 million after-tax extraordinary loss resulting from the early extinguishment of debt.
     The Company's common shares are traded on the New York Stock Exchange, the Chicago Stock Exchange, the Pacific Stock Exchange and the Berlin Stock Exchange. As of January 31, 2000, there were 15,458 common stockholders of record.

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding executive officers is set out in
Item 1 of Part I of this Form 10-K Annual Report.

Other information required by Item 10 is incorporated herein by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of the fiscal year.

                         ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 11 is incorporated herein by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of the fiscal year.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item 12 is incorporated herein by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of the fiscal year.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 is incorporated herein by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of the fiscal year.

                                     PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,

                             AND REPORTS ON FORM 8-K

(a) 1.  Financial Statements for Ryder System, Inc. and Consolidated
    Subsidiaries:

    Items A through E are submitted herein on the following pages of the Form 10-K Annual Report:

                                                                        Page No.

    A)  Independent Auditors' Report.......................................26

    B)  Consolidated Statements of Earnings for years ended December 31,
        1999, 1998 and 1997................................................27

    C)  Consolidated Balance Sheets as of December 31, 1999 and 1998.......28

    D)  Consolidated Statements of Cash Flows for years ended December 31,
        1999, 1998 and 1997................................................29

    E)  Consolidated Statements of Shareholders' Equity for years ended December 31, 1999, 1998 and 1997.............................30

    F)  Notes to Consolidated Financial Statements.........................31

    2.   Not applicable.

         All other schedules and statements are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

         Supplementary Financial Information consisting of selected quarterly financial data is included in Item 5 of this report.

3.  Exhibits:

       The following exhibits are filed with this report or, where indicated, incorporated by reference (Forms 10-K, 10-Q and 8-K referenced herein have been filed under the Commission's file No. 1-4364). The Company will provide a copy of the exhibits filed with this report at a nominal charge to those parties requesting them.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER             DESCRIPTION
------             -----------

3.1 The Ryder System, Inc. Restated Articles of Incorporation, dated November 8, 1985, as amended through May 18, 1990, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, are incorporated by reference into this report.

3.2      The Ryder System, Inc. By-Laws, as amended through July 29, 1999.

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

10.3(b) The Ryder System, Inc. 1998 Incentive Compensation Plan for Headquarters Executive Management Level MS 11 and Higher, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated by reference into this report.

10.3(c) The Ryder System, Inc. 1999 Incentive Compensation Plan for Headquarters Executive Management Levels MS 11 and Higher, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated by reference into this report.

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

10.5(b) The Ryder System, Inc. Directors Stock Award Plan dated as of May 2, 1997, as amended and restated as of December 17, 1998, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated by reference into this report.

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

10.9(b) The form of Ryder System, Inc. Non-Qualified Stock Option Agreement, dated as of February 21, 1998, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated by reference into this report.

10.9(c) The form of Combined Non-Qualified Stock Option and Limited Stock Appreciation Right Agreement, dated October 1, 1997, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated by reference into this report.

10.10 The Ryder System, Inc. Deferred Compensation Plan effective January 1, 1997, as amended and restated as of November 3, 1997, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated by reference into this report.

10.11 Severance Agreement, dated as of March 15, 2000, between Ryder System, Inc. and James B. Griffin. Severance Agreement, dated as of January 31, 2000, between Ryder System, Inc. and Edwin Huston.

10.12 The Asset and Stock Purchase Agreement by and between Ryder System, Inc. and FirstGroup Plc dated as of July 21, 1999, filed with the Commission on September 24, 1999 as an exhibit to the Company's report on Form 8K, is incorporated by reference into this report.

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

Date:  March 13, 2000         RYDER SYSTEM, INC.


                              By:  /S/ M. ANTHONY BURNS
                                   ------------------------------------
                                   M. Anthony Burns
                                   Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 13, 2000         By:  /S/ M. ANTHONY BURNS
                                   ------------------------------------
                                   M. Anthony Burns
                                   Chairman and Chief Executive Officer
                                   (Principal Executive Officer)


Date:  March 13, 2000         By:  /S/ CORLISS J. NELSON
                                   ------------------------------------
                                   Corliss J. Nelson
                                   Senior Executive Vice President - Finance
                                   and Chief Financial Officer
                                   (Principal Financial Officer)


Date:  March 13, 2000         By:  /S/ GEORGE P. SCANLON
                                   ------------------------------------
                                   George P. Scanlon
                                   Senior Vice President - Planning
                                   and Controller
                                   (Principal Accounting Officer)


Date:  March 13, 2000         By:  /S/ GREGORY T. SWIENTON
                                   ------------------------------------
                                   Gregory T. Swienton
                                   President and Chief Operating Officer

Date:  March 13, 2000         By:  /S/ JOSEPH L. DIONNE *
                                   ------------------------------------
                                   Joseph L. Dionne
                                   Director


Date:  March 13, 2000         By:  /S/  EDWARD T. FOOTE II *
                                   ------------------------------------
                                   Edward T. Foote II
                                   Director


Date:  March 13, 2000         By:  /S/ DAVID I. FUENTE *
                                   ------------------------------------
                                   David I. Fuente
                                   Director


Date:  March 13, 2000         By:  /S/ JOHN A. GEORGES *
                                   ------------------------------------
                                   John A. Georges
                                   Director


Date:  March 13, 2000         By:  /S/  VERNON E. JORDAN, JR. *
                                   ------------------------------------
                                   Vernon E. Jordan, Jr.
                                   Director


Date:  March 13, 2000         By:  /S/  DAVID T. KEARNS *
                                   ------------------------------------
                                   David T. Kearns
                                   Director


Date:  March 13 , 2000        By:  /S/ LYNN M. MARTIN *
                                   ------------------------------------
                                   Lynn M. Martin
                                   Director


Date:  March 13, 2000         By:  /S/ PAUL J. RIZZO *
                                   ------------------------------------
                                   Paul J. Rizzo
                                   Director


Date:  March 13, 2000         By:  /S/ CHRISTINE A. VARNEY *
                                   ------------------------------------
                                   Christine A. Varney
                                   Director


Date:  March 13, 2000         By:  /S/ ALVA O. WAY *
                                   ------------------------------------
                                   Alva O. Way
                                   Director


                              *By: /S/ KEVIN K. ROSS
                                   ------------------------------------
                                   Kevin K. Ross
                                   Attorney-in-Fact

                                  EXHIBIT INDEX

EXHIBIT            DESCRIPTION
------             -----------

3.2      The Ryder System, Inc. By-Laws, as amended through July 29, 1999.

10.11 Severance Agreement, dated as of March 15, 2000, between Ryder System, Inc. and James B. Griffin. Severance Agreement, dated as of January 31, 2000, between Ryder System, Inc. and Edwin Huston.

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