Form 10-Q
period 2000-03-31
RYDER SYSTEM INC
filed 2000-05-10
CIK 85961

--------------------------------------------------------------------------------
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                           Commission File No. 1-4364

                  ---------------------------------------------

                               RYDER SYSTEM, INC.
                             (a Florida corporation)

                             3600 N. W. 82nd Avenue
                              Miami, Florida 33166

                            Telephone (305) 500-3726

                  I.R.S. Employer Identification No. 59-0739250
                  ---------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:   YES _X_   NO

Ryder System, Inc. had 59,474,612 shares of common stock ($0.50 par value per share) outstanding as of April 26, 2000.

--------------------------------------------------------------------------------

                               RYDER SYSTEM, INC.

                                TABLE OF CONTENTS

                                                                           Page
                                                                          ------
                          PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Consolidated Condensed Statements of Earnings -
           Three months ended March 31, 2000 and 1999 (unaudited)              3

           Consolidated Condensed Balance Sheets -
           March 31, 2000 (unaudited) and December 31, 1999                    4

           Consolidated Condensed Statements of Cash Flows - Three months
           ended March 31, 2000 and 1999 (unaudited)                           5

           Notes to Consolidated Condensed Financial Statements                6

           Independent Accountants' Review Report                             10

ITEM 2.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                            11

ITEM 3.    Quantitative and Qualitative Disclosure About Market Risk          21


                           PART II. OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K                                   22

           Signatures                                                         23

           Exhibit 15                                                         24

                          PART I. FINANCIAL INFORMATION


ITEM 1.  Financial Statements

Ryder System, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (unaudited)

----------------------------------------------------------------------------------------------------
Three months ended March 31, 2000 and 1999
(In thousands, except per share amounts)                                         2000           1999
----------------------------------------------------------------------------------------------------
REVENUE                                                                    $1,308,608      1,154,022
                                                                           ----------     ----------
Operating expense                                                             993,362        832,986
Freight under management expense                                               98,007         99,119
Depreciation expense, net of gains of $9,217 and $13,765, respectively        143,005        140,842
Interest expense                                                               41,952         45,646
Miscellaneous expense, net                                                        815          3,088
Unusual items:
      Year 2000 expense                                                            --         13,863
      Restructuring and other charges, net                                         --            831
                                                                           ----------     ----------
                                                                            1,277,141      1,136,375
                                                                           ----------     ----------
Earnings from continuing operations before income taxes                        31,467         17,647
Provision for income taxes                                                     11,643          6,758
                                                                           ----------     ----------
Earnings from continuing operations                                            19,824         10,889
Earnings from discontinued operations, less income taxes                           --         11,252
                                                                           ----------     ----------
      NET EARNINGS                                                         $   19,824         22,141
                                                                           ==========     ==========

Earnings per common share - Basic and Diluted:
     Continuing operations                                                 $     0.33           0.15
     Discontinued operations                                                       --           0.16
                                                                           ----------     ----------
     Net earnings                                                          $     0.33           0.31
                                                                           ==========     ==========

Cash dividends per common share                                            $     0.15           0.15
                                                                           ==========     ==========


See accompanying notes to consolidated condensed financial statements.

Ryder System, Inc. and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------
                                                                              March 31,     December 31,
(In thousands, except share amounts)                                               2000             1999
--------------------------------------------------------------------------------------------------------
ASSETS                                                                      (unaudited)
Current assets:
      Cash and cash equivalents                                             $   313,387          112,993
      Receivables, net of allowance for doubtful accounts of $9,771
          and $10,254, respectively                                             455,201          725,815
      Inventories                                                                71,881           69,845
      Tires in service                                                          165,000          162,877
      Prepaid expenses and other current assets                                 260,776          137,861
                                                                            -----------      -----------
          Total current assets                                                1,266,245        1,209,391
Revenue earning equipment, net of accumulated depreciation of
        $1,254,836 and $1,483,084, respectively                               3,133,936        3,095,451
Operating property and equipment, net of accumulated depreciation
        of $591,224 and $574,784, respectively                                  573,985          581,105
Direct financing leases and other assets                                        691,178          652,270
Intangible assets and deferred charges                                          226,813          232,233
                                                                            -----------      -----------
                                                                            $ 5,892,157        5,770,450
                                                                            ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                                     $   579,795          574,253
      Accounts payable                                                          415,743          334,103
      Accrued expenses                                                          505,794          541,156
                                                                            -----------      -----------
           Total current liabilities                                          1,501,332        1,449,512
Long-term debt                                                                1,868,201        1,819,136
Other non-current liabilities                                                   284,032          285,802
Deferred income taxes                                                         1,023,419        1,011,095
                                                                            -----------      -----------
           Total liabilities                                                  4,676,984        4,565,545
                                                                            -----------      -----------
Shareholders' equity:
      Common stock of $0.50 par value per share (shares outstanding at
           March 31, 2000 - 59,474,635; December 31, 1999 - 59,395,050)         514,773          513,083
      Retained earnings                                                         725,459          714,544
      Accumulated other comprehensive income                                    (25,059)         (22,722)
                                                                            -----------      -----------
           Total shareholders' equity                                         1,215,173        1,204,905
                                                                            -----------      -----------
                                                                            $ 5,892,157        5,770,450
                                                                            ===========      ===========

See accompanying notes to consolidated condensed financial statements.

Ryder System, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

---------------------------------------------------------------------------------------------------
Three months ended March 31, 2000 and 1999
(In thousands)                                                                  2000           1999
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Earnings from continuing operations                                  $  19,824         10,889
      Depreciation expense, net of gains                                     143,004        140,842
      Amortization expense and other non-cash charges, net                     4,710          3,608
      Deferred income tax expense                                             10,022         11,891
      Changes in operating assets and liabilities:
              Increase (decrease) in balance of trade receivables sold       234,000        (75,000)
              Receivables                                                     38,346         33,391
              Inventories                                                     (2,005)        (2,387)
              Prepaid expenses and other assets                              (58,367)       (50,913)
              Accounts payable                                                81,640        130,928
              Accrued expenses and other non-current liabilities             (35,723)       (39,014)
                                                                           ---------      ---------
                                                                             435,451        164,235
                                                                           ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net change in commercial paper borrowings                              150,082        138,571
      Debt proceeds                                                            5,969         79,128
      Debt repaid, including capital lease obligations                      (193,445)       (71,042)
      Common stock repurchased                                                    --         (9,626)
      Common stock issued                                                      1,609          2,017
      Dividends on common stock                                               (8,910)       (10,664)
                                                                           ---------      ---------
                                                                             (44,695)       128,384
                                                                           ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of operating property and revenue earning equipment         (497,267)      (554,295)
      Sales of operating property and revenue earning equipment               78,114         85,472
      Sale and leaseback of revenue earning equipment                        222,978         78,852
      Acquisitions, net of cash acquired                                      (3,551)            --
      Other, net                                                               9,364          3,043
                                                                           ---------      ---------
                                                                            (190,362)      (386,928)
                                                                           ---------      ---------
NET CASH FLOWS FROM CONTINUING OPERATIONS                                    200,394        (94,309)
NET CASH FLOWS FROM DISCONTINUED OPERATIONS                                       --         11,200
                                                                           ---------      ---------
INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                              200,394        (83,109)
Cash and cash equivalents at January 1                                       112,993        138,353
                                                                           ---------      ---------
CASH AND CASH EQUIVALENTS AT MARCH 31                                      $ 313,387         55,244
                                                                           =========      =========

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(A)      INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited consolidated condensed financial statements include the accounts of Ryder System, Inc. and subsidiaries (the "Company") and have been prepared by the Company in accordance with the accounting policies described in the 1999 Annual Report and should be read in conjunction with the consolidated financial statements and notes which appear in that report. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. Certain 1999 amounts have been reclassified to conform with current year presentation.

(B)      EARNINGS PER SHARE INFORMATION

         Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share reflects the dilutive effect of potential common shares from securities such as stock options. The dilutive effect of stock options is computed using the treasury stock method, which assumes the repurchase of common shares by the Company at the average market price for the period. A reconciliation of the number of shares used in computing basic and diluted earnings per share follows (in thousands):

         FOR THE THREE MONTHS ENDED MARCH 31,                     2000     1999
         ----------------------------------------------------    ------   -----

         Weighted average shares outstanding-Basic              59,381   71,188

         Common equivalents:
           Shares issuable under outstanding dilutive options    1,181    2,703
           Shares assumed  repurchased based
             on the average market value for the period         (1,083)  (2,508)
           Dilutive effect of exercised options prior to
             being exercised                                        89       13
                                                                -------  -------
                                                                   187      208
                                                                -------  -------
         Weighted average shares outstanding-Diluted            59,568   71,396
                                                                =======  =======

         Anti-dilutive options not included above                6,178    4,330
                                                                =======  =======

(C)      SEGMENT INFORMATION

         During the fourth quarter of 1999, the Company implemented several restructuring initiatives designed to improve profitability and align the organizational structure with the strategic direction of the Company (see note "E"). As part of the restructuring, the Company changed how it manages and measures the business during the first quarter of 2000. The principal changes from prior management and measurement are (1) management of the business along product lines, without regard to geography and (2) discrete management and presentation of the Dedicated Contract Carriage business. The business segment information presented below reflects such changes. Prior year information has been restated to conform to the current year presentation.

         The Company operates in three business segments: (1) Leasing and Rental, which provides full service leasing, commercial rental and programmed maintenance of trucks, tractors and trailers to customers, principally in the U.S., Canada and the United Kingdom; (2) Logistics Solutions, which provides comprehensive supply chain consulting and lead logistics management solutions that support a client's entire supply chain, from inbound raw materials through distribution of finished goods throughout North America, in Latin America, Europe and Asia; and (3) Dedicated Contract Carriage (DCC), which provides vehicles and drivers as part of a dedicated transportation solution, principally in North America.

         Management evaluates segment financial performance based upon several factors, of which the primary measure is contribution margin. Contribution margin represents each business segment's revenue, less direct costs and direct overheads related to the segment's operations. Business segment contribution margin for all segments (net of eliminations), less Central Support Services expenses, is equal to earnings from continuing operations before income taxes. Central Support Services consist primarily of corporate overhead and other expenses not directly attributable to a single business segment, such as shared management information systems, finance, and sales and marketing. Central Support Services also includes expenses of certain new business initiatives, Ryder Capital Services and e-commerce, which may be reported as business segments in the future once such operations begin.

         The Leasing and Rental segment leases revenue earning equipment, sells fuel and provides maintenance and other ancillary services to the Logistics Solutions and DCC segments. Intersegment sales are accounted for at approximate fair value as if the sales were made to third parties. Interest expense is allocated only to the Leasing and Rental business segment. The following table sets forth the revenue and contribution margin for each of the Company's business segments for the three months ended March 31, 2000 and 1999:

                                                    Three months ended March 31,
              In millions                                 2000        1999
                                                       --------     -------
              Revenue:
                 Leasing and rental:
                    Full service lease and program
                      maintenance                      $   483.5      442.0
                    Commercial rental                      121.2      120.9
                    Fuel                                   191.1      126.5
                    Other                                   89.7       89.0
                                                       ---------   --------
                       Total leasing and rental            885.5      778.4
                                                       ---------   --------
                 Logistics solutions                       387.4      330.6
                 Dedicated contract carriage               133.6      123.6
                 Eliminations                              (97.9)    (78.6)
                                                       ---------   --------
                                                       $ 1,308.6    1,154.0
                     Total revenue                     =========   ========

(C)      SEGMENT INFORMATION (continued)

                                                                   Three months ended March 31,
         In millions                                                    2000       1999
                                                                      -------     ------
         Contribution margin:
                 Leasing and rental                                   $  80.9      85.9
                 Logistics solutions                                     13.4       7.1
                 Dedicated contract carriage                             15.2      13.0
                 Eliminations                                           (10.4)     (9.5)
                                                                      -------     ------
                                                                         99.1      96.5
         Central support services                                       (67.6)    (64.2)
                                                                      -------     ------

         Earnings from continuing operations before unusual items
             and income taxes                                            31.5      32.3

         Year 2000 expense                                                 --     (13.8)
         Restructuring and other charges                                   --      (0.9)
                                                                      -------     ------
         Earnings before income taxes                                 $  31.5      17.6
                                                                      =======     ======

         Management does not evaluate and the Company does not report total assets by operating segment. Such records are maintained on a legal entity basis, which differs from the Company's operating segments. As such, these amounts are not presented on an operating segment basis.

(D)      COMPREHENSIVE INCOME

         Comprehensive income presents a measure of all changes in shareholders' equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The Company's total comprehensive income presently consists of net earnings and currency translation adjustments associated with foreign operations which use the local currency as their functional currency. Total comprehensive income for the three months ended March 31, 2000 and 1999 was $17.5 million and $15.7 million, respectively.

(E)      RESTRUCTURING AND OTHER CHARGES

         During the fourth quarter of 1999, the Company implemented several restructuring initiatives designed to improve profitability and align the organizational structure with the strategic direction of the Company. The Company also identified certain assets that would be sold or for which development would be abandoned as a result of the restructuring. During 1999, the Company also restructured its lease and rental operations in the United Kingdom in conjunction with the December 1998 decision to retain the business. As a result of these initiatives, the Company recorded pretax restructuring and other charges in 1999 of $52 million.

         Activity related to the restructuring reserve account for the three months ended March 31, 2000 was as follows:

                                                       Dec. 31,       First Quarter of 2000           March 31,
                                                           1999   -----------------------------            2000
         In thousands                                   Balance      Additions      Deductions          Balance
         ----------------------------------------  -------------  -------------  --------------   --------------
         Employee severance and benefits               $ 13,017              -           5,779            7,238
         Facilities and related costs                     7,182              -           2,994            4,188
         ----------------------------------------  -------------  -------------  --------------   --------------
                                                       $ 20,199              -           8,773           11,426
         ========================================  =============  =============  ==============   ==============

         Deductions consist of payments and reversals of restructuring reserves related to the 1996 restructuring that were in excess of amounts required. Such reversals consisted of employee severance and benefits and facilities and related costs of $522,000 and $436,000, respectively. In the Consolidated Condensed Statement of Earnings for the three months ended March 31, 2000, such reversals of prior accruals were offset by expenses for other charges of $942,000 for consulting fees incurred during the period related to completion of the Company's profitability improvement study.

KPMG LLP
CERTIFIED PUBLIC ACCOUNTANTS
One Biscayne Tower                              Telephone           305-358-2300
2 South Biscayne Boulevard                      Fax                 305-913-2692
Suite 2900
Miami, Florida  33131



                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
Ryder System, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Ryder System, Inc. and subsidiaries as of March 31, 2000, and the related consolidated condensed statements of earnings and cash flows for the three months ended March 31, 2000 and 1999. These consolidated condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Ryder System, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 2, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/S/ KPMG LLP

Miami, Florida
April 20, 2000

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition --
         Three months ended March 31, 2000 and 1999


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

On September 13, 1999, the Company completed the sale of its Public Transportation Services business to FirstGroup plc for $940 million in cash and realized a $339 million after-tax gain. The Company used the proceeds from the sale for working capital needs, repurchase of common stock, and for debt reduction. The following discussion excludes the results of the Public Transportation Services business, which has been classified as discontinued operations.

The Company operates in three business segments: (1) Leasing and Rental, which provides full service leasing, commercial rental and programmed maintenance of trucks, tractors and trailers to customers, principally in the U.S., Canada and the United Kingdom; (2) Logistics Solutions, which provides comprehensive supply chain consulting and lead logistics management solutions that support a client's entire supply chains, from inbound raw materials through distribution of finished goods throughout North America, in Latin America, Europe and Asia and
(3) Dedicated Contract Carriage (DCC), which provides vehicles and drivers as part of a dedicated transportation solution, principally in North America.

Revenue from continuing operations increased 14% to $1.31 billion for the three months ended March 31, 2000, as compared to $1.15 billion in the comparable period last year. All operating segments experienced revenue gains over the same period in 1999. Revenue growth was due to higher fuel revenue and revenue growth in the Leasing and Rental and Logistics Solutions operating segments. The increase in fuel revenue was driven by higher fuel costs.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
         Three months ended March 31, 2000 and 1999

OVERVIEW (continued)
Operating expense increased $160.4 million, or 19.3%, to $993.4 million in the first quarter of 2000. The growth in operating expense was primarily attributable to an increase in the cost of fuel due to higher market prices, growth in equipment rental expense as a result of sale-leaseback transactions completed in the fourth quarter of 1999, and an increase in salaries and payroll due primarily to headcount growth related to growth in the Company's Logistics Solutions business. Such increases in salaries and payroll were partially offset by reduced employee benefit costs associated with income recognized from the Company's pension plan and income from investments related to certain other benefit plans. Freight under management expense remained relatively flat compared to the same period in 1999. Depreciation expense in the first quarter of 2000 was comparable to the first quarter of 1999. However, gains on vehicle sales decreased from $13.8 million in 1999 to $9.2 million in 2000. The decrease in gains was due to unit sales proceeds in 2000 remaining relatively flat compared with the first quarter of 1999, while the average book value of units sold was greater in 2000 than in 1999. Interest expense decreased $3.7 million or 8.1% to $42.0 million during the first quarter of 2000. The decrease in interest expense principally reflects the aforementioned sale-leaseback transactions, partially offset by increased borrowings to support capital expenditures.

The Company's effective income tax rate for the first quarter of 2000 was 37.0% compared to 38.3% for the same period in 1999.

Earnings from continuing operations were $19.8 million for the three months ended March 31, 2000, as compared to $10.9 million (which includes the net of tax impact of $9.1 million for unusual items) for the same period in 1999. Earnings from discontinued operations of $11.3 million in 1999 represent the results of operations of the Public Transportation business that was divested in September, 1999.

Net income for the first quarter of 2000 totaled $19.8 million, or $0.33 per diluted share, compared with $22.1 million, including discontinued operations, or $0.31 per diluted share during the first quarter of 1999.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
         Three months ended March 31, 2000 and 1999


OPERATING RESULTS BY BUSINESS SEGMENT

                                                   Three months ended March 31,
In millions                                           2000             1999                 INCREASE (DECREASE)
                                                      ----             ----                 -------------------
Revenue:
   Leasing and Rental:
     Full Service Lease and program maintenance       $  483.5            442.0            41.5            9.4%
     Commercial Rental                                   121.2            120.9             0.3            0.2%
     Fuel                                                191.1            126.5            64.6           51.1%
     Other                                                89.7             89.0             0.7            0.8%
                                                   ------------    -------------   -------------    ------------
        Total Leasing and Rental                         885.5            778.4           107.1           13.8%
                                                   ------------    -------------   -------------    ------------
   Logistics Solutions                                   387.4            330.6            56.8           17.2%
   Dedicated Contract Carriage                           133.6            123.6            10.0            8.1%
   Eliminations                                          (97.9)           (78.6)          (19.3)          24.5%
                                                   ------------    -------------   -------------    ------------
      Total Revenue                                  $ 1,308.6          1,154.0           154.6           13.4%
                                                   ============    =============   =============    ============

Contribution margin:
      Leasing and Rental                               $  80.9             85.9            (5.0)          (5.8%)
      Logistics solutions                                 13.4              7.1             6.3           88.7%
      Dedicated contract carriage                         15.2             13.0             2.2           16.9%
      Eliminations                                       (10.4)            (9.5)           (0.9)           9.5%
                                                   ------------    -------------   -------------    ------------
                                                          99.1             96.5             2.6            2.7%
Central support services                                 (67.6)           (64.2)           (3.4)           5.3%
                                                   ------------    -------------   -------------    ------------

Pretax earnings from continuing operations
      before unusual items                                31.5             32.3            (0.8)          (2.5%)

Year 2000 expense                                            -            (13.8)           13.8         (100.0%)
Restructuring and other charges                              -             (0.9)            0.9         (100.0%)
                                                   ------------    -------------   -------------    ------------

Earnings from continuing operations before             $  31.5             17.6            13.9           79.0%
income taxes                                       ============    =============   =============    ============

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
         Three months ended March 31, 2000 and 1999


OPERATING RESULTS BY BUSINESS SEGMENT (continued)

                                                  Three months ended March 31,
In millions                                        2000          1999         CHANGE
                                                   ----          ----         ------

LEASING AND RENTAL

Total revenue                                      $  885.5         778.4         13.8%
Fuel revenue                                         (191.1)       (126.5)        51.1%
                                                ------------  ------------  ------------
Dry revenue                                        $  694.4         651.9          6.5%
                                                ============  ============  ============

Contribution margin                                $   80.9          85.9         (5.9%)
                                                ============  ============  ============

Contribution margin as % of total revenue               9.1%         11.0%
                                                ============  ============

Contribution margin as % of dry revenue                11.6%         13.2%
                                                ============  ============


LOGISTICS SOLUTIONS

Total revenue                                      $  387.4         330.6         17.2%
Freight Under Management (FUM) expense                (96.4)        (98.0)        (1.6%)
                                                ------------  ------------  ------------
Operating revenue                                  $  291.0         232.6         25.1%
                                                ============  ============  ============

Contribution margin                                $   13.4           7.1         88.7%
                                                ============  ============  ============

Contribution margin as % of total revenue               3.5%          2.1%
                                                ============  ============

Contribution margin as % of operating revenue           4.6%          3.1%
                                                ============  ============


DEDICATED CONTRACT CARRIAGE

Total revenue                                      $  133.6         123.6          8.1%
Freight Under Management (FUM) expense                 (1.6)         (1.1)        45.5%
                                                -------------  ------------  ------------
Operating revenue                                  $  132.0         122.5          7.8%
                                                =============  ============  ============

Contribution margin                                $   15.2          13.0         16.9%
                                                =============  ============  ============

Contribution margin as % of total revenue              11.3%         10.5%
                                                =============  ============

Contribution margin as % of operating revenue          11.5%         10.6%
                                                =============  ============

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
         Three months ended March 31, 2000 and 1999

Management evaluates segment financial performance based upon several factors, of which the primary measure is Contribution Margin. Contribution Margin represents each business segment's revenue, less direct costs and direct overheads related to the segment's operations. Business segment contribution margin for all segments (net of eliminations), less Central Support Services expenses, is equal to consolidated pre-tax earnings. Expenses recorded in Central Support Services consist primarily of corporate overhead and other expenses not directly attributable to a single business segment, such as expenses related to shared management information systems, finance and sales and marketing. Central Support Services also includes expenses of certain new business initiatives, Ryder Capital Services and e-commerce, which may be reported as business segments in the future once such operations begin.

The Leasing and Rental segment leases revenue earning equipment, sells fuel and provides maintenance and other ancillary services to the Logistics Solutions and Dedicated Contract Carriage (DCC) segments. Intersegment sales are accounted for at approximate fair value as if the sales were made to third parties. Interest expense is allocated only to the Leasing and Rental business segment.

LEASING AND RENTAL

In the Leasing and Rental business segment, dry revenue (revenue excluding fuel) in the first quarter of 2000 totaled $694.4 million, an increase of 6.5% from the first quarter of 1999. Full service lease revenue increased 9.4% as a result of a significant number of vehicles being placed in service, while rental revenue was essentially flat compared with the first quarter of 1999. Rental growth slowed due to the arrival of new full service lease vehicles, which replaced rental vehicles that had been used by clients awaiting new full service lease deliveries. Due to the recent increases in fuel prices, fuel revenue was up 51.1% over the first quarter of 1999.

The contribution margin as a percentage of dry revenue was 11.6% in the first quarter of 2000 compared with 13.2% in 1999. Contribution margins were impacted by higher fixed costs on non-revenue-earning equipment and lower gains on the sale of equipment. At March 31, 2000 there were approximately 11,900 non-revenue earning units as compared to 10,700 non-revenue units at March 31, 1999.

LOGISTICS SOLUTIONS

In the Logistics Solutions business segment, first quarter 2000 gross revenue totaled $387.4 million, an increase of 17.2% from the comparable period in 1999. First quarter 2000 operating revenue was $291.0 million, an increase of 25.1% from the comparable period a year ago. Revenue growth was principally due to increased business with existing accounts and revenue from customers in the electronics and high technology industries that have been added in the last 12 months.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
         Three months ended March 31, 2000 and 1999


         The Logistics Solutions business segment contribution margin increased 88.7% in the first quarter of 2000 compared with the first quarter of 1999. The contribution margin as a percentage of operating revenue was 4.6% in the first quarter of 2000, compared with 3.1% in the same quarter of 1999. Improvements in contribution margin were due to improved performance on start-up accounts, as well as increased efficiency and expansion with existing clients. Additionally, contribution margin related to certain accounts outside of North America improved compared to the same period in 1999. First quarter 2000 revenue and contribution margin were negatively impacted by reduced production volumes at one significant customer account for which certain revenue is contingent based upon production volume. Management is currently in discussion with this customer to renegotiate this contract.

DEDICATED CONTRACT CARRIAGE

In the Dedicated Contract Carriage business segment (formerly reported under Integrated Logistics), first quarter gross revenue totaled $133.6 million, an increase of 8.1% from the first quarter of 1999. First quarter operating revenue was $132.0 million, an increase of 7.8% from the comparable period a year ago. Contribution margin increased 16.9% in the first quarter of 2000 compared with the first quarter of 1999. The contribution margin as a percentage of operating revenue was 11.5%, compared with 10.6% in the first quarter of 1999. The improvements in revenue were largely influenced by the successful efforts to minimize lost business in the segment. Contribution margin growth was generally related to the termination of certain targeted unprofitable contracts.

CENTRAL SUPPORT SERVICES

Central support services are those costs incurred to support all operating segments, including sales and marketing, human resources, finance, shared management information systems, customer solutions, health and safety, legal, and communications. In the first quarter of 2000, central support services expenses were $67.6 million, compared with $64.2 million in the first quarter of 1999. The increase was due primarily to additional spending on management information systems, training costs and incremental spending for customer solutions. Such increases were partially offset by a reduction in interest expense attributed to central support services.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
         Three months ended March 31, 2000 and 1999


LIQUIDITY AND CAPITAL RESOURCES


CASH FLOWS

The following is a summary of the Company's cash flows from continuing operating, financing and investing activities for the three months ended March 31, (in thousands):

                                                       2000           1999
                                                       ----           ----
Net cash provided by (used in):
         Operating activities                        $435,201        164,235
         Financing activities                         (44,695)       128,384
         Investing activities                        (190,112)      (386,928)
                                                     ---------      ---------
Net cash flows from continuing operations            $200,394        (94,309)
                                                     ---------      ---------

A summary of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.

The improvement in cash flow from operating activities in the first quarter of 2000, compared with the same period last year, was attributable to increases in the aggregate balance of trade receivables sold. The decrease in cash provided by financing activities in the first quarter of 2000, compared to the same period last year, is due primarily to repayment of debt using a portion of the cash received from the sale of trade receivables. The decrease in cash used for investing activities in the first quarter of 2000 compared with the same period last year is attributable to increased proceeds from the sale and leaseback of revenue earning equipment. Such proceeds were used to reduce commercial paper borrowings on April 3, 2000.

A summary of capital expenditures for continuing operations for the three months ended March 31 follows (in thousands):

                                               2000             1999
                                               ----             ----
Revenue earning equipment                   $ 479,568          529,435
Operating property and equipment               17,699           24,861
                                            ----------        ---------
                                             $497,267          554,296
                                            ==========        =========

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
         Three months ended March 31, 2000 and 1999


The decrease in capital expenditures for revenue earning equipment was due principally to improved controls over capital expenditures and a reduction in the volume of early terminations of full service leases compared to the first quarter of 1999. Such decrease was partially offset by purchases of revenue earning equipment during the three months ended March 31, 2000 that had been postponed from the fourth quarter of 1999. Management expects capital expenditures for 2000 will be less than 1999 levels. The Company expects to fund its 2000 capital expenditures with both internally generated funds and additional financing.

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

The Company's debt ratings as of March 31, 2000 were as follows:

                                     COMMERCIAL            UNSECURED
                                          PAPER                NOTES
                                          -----              -------
Moody's Investors Service                   P2                  Baa1
Standard & Poor's Ratings Group             A2                  BBB+
Duff & Phelps Credit Rating Co.             D2                    A-

On May 9, 2000 the Company was informed by Standard & Poor's Ratings Group that it was lowering the Company's debt rating on unsecured notes to "BBB" from "BBB+".

Debt totaled $2.4 billion at March 31, 2000, or an increase of 2.3% from December 31, 1999. During the first quarter of 2000, the Company made $11.0 million of scheduled unsecured note payments, $17.1 million of payments in accordance with sinking fund requirements, and retired $136.5 million of medium-term notes. U.S. commercial paper outstanding at March 31, 2000 increased to $452.1 million, compared with $320.0 million at December 31, 1999, primarily to fund capital expenditures. The Company's foreign debt decreased approximately $1.3 million from December 31, 1999 to $398.7 million at March 31, 2000. The Company's percentage of variable-rate financing obligations was 24.3% at March 31, 2000 which is slightly below the Company's targeted level of 25%-30% and higher than 19.2% at December 31, 1999. The Company's debt-to-equity ratio at March 31, 2000 increased to 201% from 199% at December 31, 1999. On April 3, 2000 the Company used the proceeds from a sale-leaseback transaction completed on March 31, 2000 to repay $231.0 million of commercial paper.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
         Three months ended March 31, 2000 and 1999

As of March 31, 2000, $210.6 million was available under the Company's $720.0 million global revolving credit facility, which expires in 2002. Foreign borrowings of $57.3 million were outstanding under the facility as of March 31, 2000. In September 1998, the Company filed an $800.0 million shelf registration statement with the Securities and Exchange Commission. Proceeds from debt issues under the shelf registration are expected to be used for capital expenditures, debt refinancing and general corporate purposes. The Company has $487.0 million of debt securities available for issuance under this shelf registration statement. The Company also participates in an agreement to sell, with limited recourse, up to $375 million of trade receivables on a revolving basis through July 2002. At March 31, 2000, the outstanding balance of receivables sold pursuant to this agreement increased to $309.0 million from $75.0 million at December 31, 1999.

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

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB Opinion No. 25" (FIN 44). This Interpretation provides guidance for issues that have arisen in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." FIN 44 applies prospectively to new stock awards, exchanges of stock awards in a business combination, modifications to outstanding stock awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings of stock awards and the definition of an employee which apply to stock awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. Management has not yet determined the impact of FIN 44 on the Company and the results of its operations.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
         Three months ended March 31, 2000 and 1999


Recently, the SEC issued SEC Staff Accounting Bulletin No. 101, "Revenue Recognition," and Staff Accounting Bulletin No. 101A. This guidance adds new Topic 13, "Revenue Recognition," to the SEC Codification of Staff Accounting Bulletins. SAB 101 impacts a broad range of revenue recognition practices, including, but not limited to, issues relating to initial fees received in multi-part arrangements, reporting revenues net versus gross, and consignment and layaway arrangements. As amended, SAB 101 is required to be adopted by the Company as of April 1, 2000. Adoption is not anticipated to have a material impact on results of the Company's operations.

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

Important factors that could cause such differences include, among others, general economic conditions in the United States and worldwide, the highly competitive environment applicable to the Company's operations (including competition in logistics solutions from other logistics companies as well as from air cargo, shipping, railroads and motor carriers and competition in full service truck leasing and commercial rental from companies providing similar services as well as from truck and trailer manufacturers who provide leasing, extended warranty maintenance, rental and other transportation services), greater than expected expenses associated with the Company's personnel needs or activities (including increased cost of freight and transportation), availability of equipment, changes in clients' business environments (or the loss of a significant client), or changes in government regulations.

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

The Company's quantitative and qualitative disclosures about market risk for changes in interest rates and foreign exchange rates have not materially changed since December 31, 1999. The Company's disclosures about market risk are contained in the Annual Report on Form 10-K for the year ended December 31, 1999.

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

                                         RYDER SYSTEM, INC.
                                         (Registrant)


Date:      May 10, 2000                  /S/ CORLISS J. NELSON
                                         -----------------------------
                                         Corliss J. Nelson

                                         Senior Executive Vice President-Finance
                                         and Chief Financial Officer
                                         (Principal Financial Officer)

Date:      May 10, 2000                  /S/ RICHARD G. RODICK
                                         -----------------------------
                                         Richard G. Rodick
                                         Vice President and Controller
                                         (Principal Accounting Officer)

EXHIBIT                 DESCRIPTION
-------                 -----------

 (15)              Letter regarding unaudited interim financial statements.

(27.1)             Financial data schedule (for SEC use only).