Form 10-Q
period 2000-06-30
RYDER SYSTEM INC
filed 2000-08-04
CIK 85961

---------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                      -------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES _X_ NO ___

Ryder System, Inc. had 59,609,920 shares of common stock ($0.50 par value per share) outstanding as of July 31, 2000.

--------------------------------------------------------------------------------

                                RYDER SYSTEM, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                          PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Consolidated Condensed Statements of Earnings -
          Three and six months ended June 30, 2000 and 1999
          (unaudited)                                                        3

          Consolidated Condensed Balance Sheets -
          June 30, 2000 (unaudited) and December 31, 1999                    4

          Consolidated Condensed Statements of Cash Flows -
          Six months ended June 30, 2000 and 1999 (unaudited)                5

          Notes to Consolidated Condensed Financial Statements (unaudited)   6

          Independent Accountants' Review Report                            10

ITEM 2.   Management's Discussion and Analysis of Results of Operations
          and Financial Condition                                           11

ITEM 3.   Quantitative and Qualitative Disclosure About Market Risk         23


                           PART II. OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K                                  24

          Signatures                                                        25

          Exhibit Index                                                     26

                          PART I. FINANCIAL INFORMATION


ITEM 1.  Financial Statements

Ryder System, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
Periods ended June 30, 2000 and 1999                                          Three Months                     Six Months
                                                                       ----------------------------   -----------------------------
(In thousands, except per share amounts)                                       2000           1999             2000           1999
-----------------------------------------------------------------------------------------------------------------------------------
Revenue                                                                  $1,332,190      1,214,832       $2,640,798      2,368,854
                                                                       -------------  -------------    -------------  -------------
Operating expense                                                           996,153        876,403        1,989,515      1,709,390
Freight under management expense                                            111,362        107,633          209,369        206,752
Depreciation expense, net of gains                                          135,184        141,124          278,189        281,965
Interest expense                                                             38,698         48,427           80,650         94,073
Miscellaneous expense, net                                                    3,746             80            4,561          3,169
Unusual items:
      Restructuring and other charges, net                                      ---            827              ---          1,658
      Year 2000 expense                                                         ---          7,108              ---         20,971
                                                                       -------------  -------------    -------------  -------------
                                                                          1,285,143      1,181,602        2,562,284      2,317,978
                                                                       -------------  -------------    -------------  -------------
Earnings from continuing operations before income taxes                      47,047         33,230           78,514         50,876
Provision for income taxes                                                   17,407         12,651           29,050         19,409
                                                                       -------------  -------------    -------------  -------------
Earnings from continuing operations                                          29,640         20,579           49,464         31,467
Earnings from discontinued operations, less income taxes                        ---          9,571              ---         20,823
                                                                       -------------  -------------    -------------  -------------
      Net earnings                                                       $   29,640         30,150       $   49,464         52,290
                                                                       =============  =============    =============  =============


Earnings per common share - Basic and Diluted:

      Continuing operations                                              $     0.50           0.29       $     0.83           0.44
      Discontinued operations                                                   ---           0.14              ---           0.30
                                                                       -------------  -------------    -------------  -------------
      Net earnings                                                       $     0.50           0.43       $     0.83           0.74
                                                                       =============  =============    =============  =============


Cash dividends per common share                                          $     0.15           0.15       $     0.30           0.30
                                                                       =============  =============    =============  =============

See accompanying notes to consolidated condensed financial statements.

Ryder System, Inc. and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                                   (unaudited)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                      June 30,      December 31,
(In thousands, except share amounts)                                                                      2000              1999
---------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
      Cash and cash equivalents                                                               $         66,156           112,993
      Receivables, net of allowance for doubtful accounts of $11,589
           and $10,254, respectively                                                                   418,839           725,815
      Inventories                                                                                       71,794            69,845
      Tires in service                                                                                 166,055           162,877
      Prepaid expenses and other current assets                                                        256,411           137,861
                                                                                              -----------------  ----------------
           Total current assets                                                                        979,255         1,209,391
Revenue earning equipment, net of accumulated depreciation of
           $1,296,003 and $1,483,084, respectively                                                   3,152,446         3,095,451
Operating property and equipment, net of accumulated depreciation
           of $605,890 and $574,784, respectively                                                      580,949           581,105
Direct financing leases and other assets                                                               696,047           652,270
Intangible assets and deferred charges                                                                 221,421           232,233
                                                                                              -----------------  ----------------
                                                                                              $      5,630,118         5,770,450
                                                                                              =================  ================

Liabilities and Shareholders' Equity
Current liabilities:
      Current portion of long-term debt                                                       $        639,219           574,253
      Accounts payable                                                                                 381,112           334,103
      Accrued expenses                                                                                 459,491           541,156
                                                                                              -----------------  ----------------
           Total current liabilities                                                                 1,479,822         1,449,512
Long-term debt                                                                                       1,667,291         1,819,136
Other non-current liabilities                                                                          323,712           285,802
Deferred income taxes                                                                                  929,665         1,011,095
                                                                                              -----------------  ----------------
           Total liabilities                                                                         4,400,490         4,565,545
                                                                                              -----------------  ----------------
Shareholders' equity:
      Common stock of $0.50 par value per share (shares outstanding at
           June 30, 2000 - 59,583,795; December 31, 1999 - 59,395,050)                                 517,183           513,083
      Retained earnings                                                                                746,173           714,544
      Accumulated other comprehensive income                                                          (33,728)          (22,722)
                                                                                              -----------------  ----------------
           Total shareholders' equity                                                                1,229,628         1,204,905
                                                                                              -----------------  ----------------
                                                                                              $      5,630,118         5,770,450
                                                                                              =================  ================

See accompanying notes to consolidated condensed financial statements.

Ryder System, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

---------------------------------------------------------------------------------------------------------------------------------
Six months ended June 30, 2000 and 1999
(In thousands)                                                                                            2000              1999
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Earnings from continuing operations                                                     $         49,464            31,467
      Depreciation expense, net of gains                                                               278,189           281,965
      Amortization expense and other non-cash charges, net                                               7,884             7,540
      Deferred income tax expense                                                                       42,201            34,430
      Changes in operating assets and liabilities:
          Increase in aggregate balance of trade receivables sold                                      275,000            25,000
          Receivables                                                                                   34,968          (17,789)
          Inventories                                                                                  (1,918)           (5,915)
          Prepaid expenses and other assets                                                           (71,147)          (37,574)
          Accounts payable                                                                              54,356           127,293
          Accrued expenses and other liabilities                                                      (93,282)          (70,707)
                                                                                              -----------------  ----------------
                                                                                                       575,715           375,710
                                                                                              -----------------  ----------------
Cash flows from financing activities:
      Net change in commercial paper borrowings                                                        107,245           365,955
      Debt proceeds                                                                                     42,280           185,503
      Debt repaid, including capital lease obligations                                               (314,950)         (152,339)
      Common stock repurchased                                                                             ---          (43,034)
      Common stock issued                                                                                3,952             5,065
      Dividends on common stock                                                                       (17,835)          (21,235)
                                                                                              -----------------  ----------------
                                                                                                     (179,308)           339,915
                                                                                              -----------------  ----------------
Cash flows from investing activities:
      Purchases of operating property and revenue earning equipment                                  (841,716)       (1,093,576)
      Sales of operating property and revenue earning equipment                                        130,517           189,562
      Sale and leaseback of revenue earning equipment                                                  222,978            78,852
      Acquisitions, net of cash acquired                                                               (3,705)               ---
      Other, net                                                                                        48,682             5,009
                                                                                              -----------------  ----------------
                                                                                                     (443,244)         (820,153)
                                                                                              -----------------  ----------------
Net cash flows from continuing operations                                                             (46,837)         (104,528)
Net cash flows from discontinued operations                                                                ---            31,770
                                                                                              -----------------  ----------------
Decrease in cash and cash equivalents                                                                 (46,837)          (72,758)
Cash and cash equivalents at January 1                                                                 112,993           138,353
                                                                                              -----------------  ----------------
Cash and cash equivalents at June 30                                                          $         66,156            65,595
                                                                                              =================  ================

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(A)      INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited consolidated condensed financial statements include the accounts of Ryder System, Inc. and subsidiaries (the "Company") and have been prepared by the Company in accordance with the accounting policies described in the 1999 Annual Report and should be read in conjunction with the consolidated financial statements and notes which appear in that report. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. Certain amounts have been reclassified to conform with current presentation.

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

             Periods ended June 30, 2000 and 1999                         Three Months              Six Months
             (In thousands)                                              2000        1999        2000         1999
             -----------------------------------------------------    -------      ------      ------        -----
             Weighted average shares outstanding-Basic                 59,465      70,524       59,453      70,856

             Common equivalents:
               Shares issuable under outstanding dilutive options       1,149       2,538        1,280       2,638
               Shares assumed repurchased based
                 on the average market value for the period            (1,078)     (2,364)      (1,195)     (2,453)
               Dilutive effect of exercised options prior to
                 being exercised                                          117         130           72          71
                                                                       ------      ------       ------     -------
                                                                          188         304          157         256
                                                                       ------      ------       ------     -------

             Weighted average shares outstanding-Diluted               59,653      70,828       59,610      71,112
                                                                       ======      ======       ======      ======

             Anti-dilutive options not included above                   6,144       4,671        6,014       4,571
                                                                       ======       =====        =====       =====

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

         Management evaluates segment financial performance based upon several factors, of which the primary measure is contribution margin. Contribution margin represents each business segment's revenue, less direct costs and direct overheads related to the segment's operations. Business segment contribution margin for all segments (net of eliminations), less Central Support Services expenses, is equal to earnings from continuing operations before income taxes. Central Support Services consist primarily of corporate overhead and other expenses not directly attributable to a single business segment, such as shared management information systems, finance, and sales and marketing. Central Support Services also include expenses of certain new business initiatives, Ryder Capital Services and e-commerce, which may be reported as business segments in the future once such operations begin.

         The Leasing and Rental segment leases revenue earning equipment, sells fuel and provides maintenance and other ancillary services to the Logistics Solutions and DCC segments. Intersegment revenues are accounted for at approximate fair value as if the transactions were made to third parties. Interest expense is allocated only to the Leasing and Rental business segment. The following table sets forth the revenue and contribution margin for each of the Company's business segments for the three and six months ended June 30, 2000 and 1999:

                                                                       Three Months            Six Months
                                                                 ---------------------  -----------------------
             In millions                                               2000      1999         2000        1999
                                                                 ----------- ---------  ----------- -----------
             Revenue:
                Leasing and rental:
                  Full service lease and program maintenance      $   476.9     449.3    $   949.5       891.3
                  Commercial rental                                   135.4     134.9        256.6       255.8
                  Fuel                                                182.8     139.5        373.8       266.0
                  Other                                                97.6      90.0        198.2       179.0
                                                                 ----------- ---------  ----------- -----------
                     Total leasing and rental                         892.7     813.7      1,778.1     1,592.1
                                                                 ----------- ---------  ----------- -----------
                Logistics solutions                                   402.9     355.8        790.4       686.4
                Dedicated contract carriage                           134.0     127.3        267.6       250.9
                Eliminations                                         (97.4)    (82.0)      (195.3)     (160.5)
                                                                 ----------- ---------  ----------- -----------
                     Total revenue                                $ 1,332.2   1,214.8    $ 2,640.8     2,368.9
                                                                 =========== =========  =========== ===========

(C)      SEGMENT INFORMATION (continued)

            In millions                                             Three Months               Six Months
                                                                -------------------      ----------------------
            Contribution margin:                                     2000      1999            2000        1999
                                                                ---------  --------      ----------   ---------
                Leasing and rental                                $  97.7      90.2        $  178.5       176.1
                Logistics solutions                                  19.4      13.7            35.3        20.8
                Dedicated contract carriage                          14.2      14.1            28.2        27.1
                Eliminations                                       (12.0)    (10.3)          (23.7)      (19.8)
                                                                ---------  --------      ----------   ---------
                                                                    119.3     107.7           218.3       204.2
            Central support services                               (72.3)    (66.6)         (139.8)     (130.6)
                                                                ---------  --------      ----------   ---------

            Earnings from continuing operations before
                unusual items and income taxes                       47.0      41.1            78.5        73.6
            Restructuring and other charges                             -     (0.8)               -       (1.7)
            Year 2000 expense                                           -     (7.1)               -      (21.0)
                                                                ---------  --------      ----------   ---------

            Earnings before income taxes                          $  47.0      33.2         $  78.5        50.9
                                                                =========  ========      ==========   =========


         Management does not evaluate and the Company does not report total assets by operating segment. Such records are maintained on a legal entity basis, which differs from the Company's operating segments. As such, these amounts are not presented on an operating segment basis.

(D)      COMPREHENSIVE INCOME

         Comprehensive income presents a measure of all changes in shareholders' equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The Company's total comprehensive income presently consists of net earnings and currency translation adjustments associated with foreign operations which use the local currency as their functional currency. Total comprehensive income for the three months ended June 30, 2000 and 1999 was $20.9 million and $29.1 million, respectively. Total comprehensive income for the six months ended June 30, 2000 and 1999 was $38.5 million and $44.8 million, respectively.

(E)      RESTRUCTURING AND OTHER CHARGES

         During the fourth quarter of 1999, the Company implemented several restructuring initiatives designed to improve profitability and align the organizational structure with the strategic direction of the Company. The Company also identified certain assets that would be sold or for which development would be abandoned as a result of the restructuring. During 1999, the Company also restructured its leasing and rental operations in the United Kingdom in conjunction with the December 1998 decision to retain the business. As a result of these initiatives, the Company recorded pretax restructuring and other charges in 1999 of $52 million.

         Activity related to restructuring reserves for the six months ended June 30, 2000 was as follows:

                                                       Dec. 31,                             June 30,
                                                           1999                                 2000
            In thousands                                Balance   Additions   Deductions     Balance
            ---------------------------------------- ----------- ----------- ------------ -----------
            Employee severance and benefits            $ 13,017                    6,718       6,299
                                                                          -
            Facilities and related costs                  7,182           -        4,012       3,170
            ---------------------------------------- ----------- ----------- ------------ -----------
                                                       $ 20,199           -       10,730       9,469
            ---------------------------------------- ----------- ----------- ------------ -----------


         Deductions consist of payments and reversals of restructuring reserves related to the 1996 restructuring that were in excess of amounts required. Such reversals consisted of employee severance and benefits and facilities and related costs of $522,000 and $436,000, respectively. In the Consolidated Condensed Statement of Earnings for the six months ended June 30, 2000, such reversals of prior accruals were offset by expenses for other charges of $942,000 for consulting fees incurred during the period related to completion of the Company's profitability improvement study.

KPMG LLP
CERTIFIED PUBLIC ACCOUNTANTS
One Biscayne Tower                    Telephone      305-358-2300
2 South Biscayne Boulevard            Fax            305-913-2692
Suite 2900
Miami, Florida  33131






                     Independent Accountants' Review Report
                     --------------------------------------

The Board of Directors and Shareholders
Ryder System, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Ryder System, Inc. and subsidiaries as of June 30, 2000, and the related consolidated condensed statements of earnings for the three and six months ended June 30, 2000 and 1999 and the consolidated condensed statements of cash flows for the six months ended June 30, 2000 and 1999. These consolidated condensed financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above in order for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Ryder System, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 2, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/S/ KPMG LLP

Miami, Florida
July 20, 2000

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition --
         Six months ended June 30, 2000 and 1999


OVERVIEW

The following discussion should be read in conjunction with the unaudited consolidated condensed financial statements and notes thereto included under
ITEM 1. In addition, reference should be made to the Company's audited consolidated financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's most recent Annual Report on Form 10-K. Unless otherwise noted, discussion and analysis for the six months ended June 30, 2000 is consistent with that for the three month period ended June 30, 2000.

On September 13, 1999, the Company completed the sale of its Public Transportation Services ("RPTS") business to FirstGroup plc for $940 million in cash and realized a $339 million after-tax gain. The Company used the proceeds from the sale for working capital needs, repurchase of common stock, and for debt reduction. The following discussion excludes the results of the Public Transportation Services business, which has been classified as discontinued operations.

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

Revenue from continuing operations increased 10% to $1.33 billion for the three months ended June 30, 2000, as compared to $1.21 billion in the comparable period last year. All operating segments experienced revenue growth over the same period in 1999. The increase in revenue was primarily due to revenue growth in the Leasing and Rental and Logistics Solutions operating segments and higher fuel revenue. The increase in fuel revenue was driven by higher fuel costs, which increased by a dollar amount comparable to fuel revenue. Revenue from continuing operations increased 11% to $2.64 billion for the six months ended June 30, 2000, as compared to $2.37 billion in the comparable period last year.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
         Six months ended June 30, 2000 and 1999

OVERVIEW (continued)

Operating expense increased $119.7 million, or 13.7%, to $996.2 million in the second quarter of 2000 compared to the same period in 1999. Operating expense increased $280.1 million, or 16.4%, to $1.99 billion in the first half of 2000 compared to the same period in 1999. The growth in operating expense was primarily attributable to growth in equipment rental expense, discussed in conjunction with depreciation expense below, that is a result of sale-leaseback transactions completed in the fourth quarter of 1999 and the first quarter of 2000; an increase in the cost of fuel due to higher market prices; and an increase in salaries and payroll due primarily to headcount growth related to growth in the Company's Logistics Solutions business. Such increases in salaries and payroll were partially offset by reduced employee benefit costs associated with income recognized from the Company's pension plan. Such trends--growth in salaries and payroll, partially offset by pension plan income--are expected to continue for the remainder of 2000. Pension income is generally recognized ratably through the year. The Company anticipates that pension income recognized for full year 2000 will be approximately $25 million to $35 million greater than that recognized for full year 1999. Pension income in 2000 and 1999 principally benefited the Leasing and Rental segment, as the obligation for pension benefits relates principally to vested employees in Leasing and Rental. Pension income is allocated to each operating segment as well as Central Support Services.

Freight under management expense increased 3.5% to $111.4 million in the second quarter of 2000 compared to the same period in 1999. For the first half of 2000, freight under management expense increased 1.3% to $209.4 million compared to the same period in 1999. The increase in freight under management expense was less than the increase in revenue because revenue growth is generally associated with operations which do not outsource freight to third-party providers.

Depreciation expense, net of gains, in the second quarter of 2000 decreased by $5.9 million, or 4.2%, compared to the second quarter of 1999. In the first half of 2000, net depreciation expense decreased by $3.8 million, or 1.3%, compared to the same period in 1999. Depreciation expense, excluding gains on vehicle sales, decreased by $16.1 million and $18.5 million in the second quarter and first half of 2000, respectively, as compared with 1999. The decreases resulted principally from sale-leaseback and other leasing transactions which increased the number of leased (as opposed to owned) vehicles in the Company's fleet as of June 30, 2000 as compared with June 30, 1999. Equipment rent expense increased by $40.5 million and $69.3 million in the second quarter and first half of 2000, respectively, as compared with 1999. Gains on vehicle sales decreased from $14.3 million in the second quarter of 1999 to $4.1 million in the second quarter of 2000 and from $28.0 million in the first half of 1999 to $13.3 million in the first half of 2000. During the second quarter of 2000, average sales proceeds per unit decreased for certain classes of tractors and were stable for other types of trucks compared with average proceeds per unit during the second

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
         Six months ended June 30, 2000 and 1999

OVERVIEW (continued)

quarter of 1999. However, the average book value per unit of units sold in 2000 was generally greater than that of units sold in 1999.

Interest expense decreased $9.7 million or 20.1% to $38.7 million during the second quarter of 2000 and decreased $13.4 million or 14.3% to $80.6 million during the first half of 2000 compared with the same periods in 1999. The decrease in interest expense principally reflects the paydown of debt from the proceeds from the aforementioned sale-leaseback transactions, the sale of receivables, and the sale of RPTS, partially offset by increased borrowings to support capital expenditures.

The Company's effective income tax rate on earnings from continuing operations for the second quarter and first half of 2000 was 37.0% compared to 38.1% and 38.2% for the same periods in 1999, respectively.

Earnings from continuing operations were $29.6 million for the three months ended June 30, 2000, as compared to $20.6 million (which includes the net of tax impact of $4.9 million for unusual items) for the same period in 1999. Earnings from continuing operations were $49.5 million for the first half of 2000, as compared to $31.5 million (which includes the net of tax impact of $14.0 million for unusual items) for the same period in 1999. Earnings from discontinued operations of $9.6 million and $20.8 million in the second quarter and first half of 1999, respectively, represent the results of operations of the Public Transportation business that was divested in September, 1999.

Net income for the second quarter of 2000 totaled $29.6 million, or $0.50 per diluted share, compared with $30.1 million, including discontinued operations, or $0.43 per diluted share during the second quarter of 1999. In the first half of 2000, net income totaled $49.5 million, or $0.83 per diluted share, compared with $52.3 million, including discontinued operations, or $0.74 per diluted share.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
         Six months ended June 30, 2000 and 1999


OPERATING RESULTS BY BUSINESS SEGMENT

                                                      Three Months                      Six Months
                                                  ----------------------           ----------------------
In millions                                            2000        1999                 2000        1999
                                                  ----------  ----------           ----------  ----------
Revenue:
   Leasing and rental:
     Full service lease and program maintenance    $  476.9       449.3             $  949.5       891.3
     Commercial rental                                135.4       134.9                256.6       255.8
     Fuel                                             182.8       139.5                373.8       266.0
     Other                                             97.6        90.0                198.2       179.0
                                                  ----------  ----------           ----------  ----------
        Total leasing and rental                      892.7       813.7              1,778.1     1,592.1
                                                  ----------  ----------           ----------  ----------
   Logistics solutions                                402.9       355.8                790.4       686.4
   Dedicated contract carriage                        134.0       127.3                267.6       250.9
   Eliminations                                      (97.4)      (82.0)              (195.3)     (160.5)
                                                  ----------  ----------           ----------  ----------
        Total revenue                              $1,332.2     1,214.8             $2,640.8     2,368.9
                                                  ==========  ==========           ==========  ==========


Contribution margin:
     Leasing and rental                            $   97.7        90.2             $  178.5       176.1
     Logistics solutions                               19.4        13.7                 35.3        20.8
     Dedicated contract carriage                       14.2        14.1                 28.2        27.1
     Eliminations                                    (12.0)      (10.3)               (23.7)      (19.8)
                                                  ----------  ----------           ----------  ----------
                                                      119.3       107.7                218.3       204.2
Central support services                             (72.3)      (66.6)              (139.8)     (130.6)
                                                  ----------  ----------           ----------  ----------

Earnings from continuing operations before
     unusual items and income taxes                    47.0        41.1                 78.5        73.6

Restructuring and other charges                           -       (0.8)                    -       (1.7)
Year 2000 expense                                         -       (7.1)                    -      (21.0)
                                                  ----------  ----------           ----------  ----------

Earnings from continuing operations before
      income taxes                                 $   47.0        33.2             $   78.5        50.9
                                                  ==========  ==========           ==========  ==========

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
         Six months ended June 30, 2000 and 1999


OPERATING RESULTS BY BUSINESS SEGMENT (continued)

                                                     Three Months                                Six Months
                                               ---------------------------              ----------------------------
In millions                                           2000           1999                       2000           1999
                                               ------------   ------------              -------------   ------------
Leasing and Rental

Total revenue                                     $  892.7          813.7                  $ 1,778.1        1,592.1
Fuel revenue                                       (182.8)        (139.5)                    (373.8)        (266.0)
                                               ------------   ------------              -------------   ------------
Dry revenue                                       $  709.9          674.2                  $ 1,404.3        1,326.1
                                               ============   ============              =============   ============

Contribution margin                               $   97.7           90.2                  $   178.5          176.1
                                               ============   ============              =============   ============

Contribution margin as % of total revenue            10.9%          11.1%                      10.0%          11.1%
                                               ============   ============              =============   ============

Contribution margin as % of dry revenue              13.8%          13.4%                      12.7%          13.3%
                                               ============   ============              =============   ============

Logistics Solutions

Total revenue                                     $  402.9          355.8                  $   790.4          686.4
Freight Under Management (FUM) expense             (110.0)        (106.5)                    (207.2)        (204.5)
                                               ------------   ------------              -------------   ------------
Operating revenue                                 $  292.9          249.3                  $   583.2          481.9
                                               ============   ============              =============   ============

Contribution margin                               $   19.4           13.7                  $    35.3           20.8
                                               ============   ============              =============   ============

Contribution margin as % of total revenue             4.8%           3.9%                       4.5%           3.0%
                                               ============   ============              =============   ============

Contribution margin as % of operating revenue         6.6%           5.5%                       6.1%           4.3%
                                               ============   ============              =============   ============

Dedicated Contract Carriage

Total revenue                                     $  134.0          127.3                  $   267.6          250.9
Freight Under Management (FUM) expense               (1.3)          (1.1)                      (2.2)          (2.2)
                                               ------------   ------------              -------------   ------------
Operating revenue                                 $  132.7          126.2                  $   265.4          248.7
                                               ============   ============              =============   ============

Contribution margin                               $   14.2           14.1                  $    28.2           27.1
                                               ============   ============              =============   ============

Contribution margin as % of total revenue            10.6%          11.1%                      10.5%          10.8%
                                               ============   ============              =============   ============

Contribution margin as % of operating revenue        10.7%          11.2%                      10.6%          10.9%
                                               ============   ============              =============   ============

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
         Six months ended June 30, 2000 and 1999

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

The Leasing and Rental segment leases revenue earning equipment, sells fuel and provides maintenance and other ancillary services to the Logistics Solutions and Dedicated Contract Carriage (DCC) segments. Intersegment revenues are accounted for at approximate fair value as if the transactions were with third parties.

Leasing and Rental

In the Leasing and Rental business segment, dry revenue (revenue excluding fuel) in the second quarter of 2000 totaled $709.9 million, an increase of 5.3%, and in the first half of 2000 totaled $1.40 billion, an increase of 5.9%, from the same periods in 1999, respectively. Full service lease revenue increased 6.1% in the second quarter of 2000 and 6.5% in the first half of 2000 as a result of a significant number of vehicles being placed in service, while rental revenue was essentially flat compared with the second quarter and first half of 1999. Rental growth slowed due to the arrival of new full service lease vehicles, which replaced rental vehicles that had been used by customers awaiting new full service lease deliveries. Fuel revenue increased 31.0% in the second quarter of 2000 and 40.5% in the first half of 2000 over the same periods in 1999 due to increased prices charged to customers. However, the impact of such selling price increase was offset by the increase in cost paid by the Company for fuel.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
         Six months ended June 30, 2000 and 1999

The contribution margin as a percentage of dry revenue was 13.8% in the second quarter of 2000 compared with 13.4% in 1999. Improved contribution margins for the second quarter of 2000 compared to the same period in 1999 are due to improvements in full service lease margins in the United States, improved margins for leasing and rental for the United Kingdom as a whole, and pension income attributable to Leasing and Rental employees, net of reduced gains on vehicle sales and increased fixed costs on non-revenue earning equipment. The contribution margin as a percentage of dry revenue was 12.7% in the first half of 2000 compared with 13.3% in 1999. Contribution margins for the six months ended June 30, 2000 have decreased compared to the same period in 1999 due to higher fixed costs on non-revenue earning equipment and lower gains on the sale of equipment, net of pension income recognized. At June 30, 2000 there were approximately 11,000 non-revenue earning units as compared to 11,500 non-revenue earning units at June 30, 1999. However, the composition of non-revenue earning units has changed significantly. At June 30, 1999, non-revenue earning units consisted of approximately 6,500 (generally new) units not yet delivered to lease customers and approximately 5,000 (generally used) units that were no longer earning revenue and were available for sale or re-lease. At June 30, 2000, such units consisted of approximately 3,200 units awaiting delivery to lease customers and approximately 7,800 units no longer earning revenue that were available for sale or re-lease.

Logistics Solutions

In the Logistics Solutions business segment, second quarter 2000 gross revenue totaled $402.9 million, an increase of 13.2% from the comparable period in 1999. Second quarter 2000 operating revenue was $292.9 million, an increase of 17.5% from the comparable period a year ago. In the first half of 2000, gross revenue totaled $790.4 million, an increase of 15.2% from the first half of 1999, and operating revenue was $583.2 million, an increase of 21.0% over 1999. Revenue growth was principally due to increased business with existing accounts, in particular, automotive industry clients, and revenue from clients in the electronics and high technology industries that have been added in the last 12 months.

The Logistics Solutions business segment contribution margin increased 41.6% in the second quarter of 2000 compared with the second quarter of 1999. The contribution margin as a percentage of operating revenue was 6.6% in the second quarter of 2000, compared with 5.5% in the same quarter of 1999. In the first half of 2000, contribution margin increased 69.7% over the same period in 1999. The contribution margin as a percentage of operating revenue was 6.1% in the first half of 2000, compared with 4.3% in the first half of 1999. Improvements in contribution margin were due to improved performance on start-up accounts, as well as increased efficiency and expansion with existing clients. Second quarter 2000 revenue and contribution margin were positively impacted by resolution of contract issues with a significant account (noted in the prior quarterly report) for which certain revenue was contingent based upon production volume. Such resolution

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
         Six months ended June 30, 2000 and 1999

included an agreement to pay the Company $2.9 million retroactive to the beginning of 2000, which had not previously been recorded as revenue due to the uncertainty related to the contract issues.

Dedicated Contract Carriage

In the Dedicated Contract Carriage business segment, second quarter gross revenue totaled $134.0 million, an increase of 5.3% from the second quarter of 1999. Second quarter operating revenue was $132.7 million, an increase of 5.2% from the comparable period a year ago. Contribution margin increased .7% in the second quarter of 2000 compared with the second quarter of 1999. The contribution margin as a percentage of operating revenue was 10.7%, compared with 11.2% in the second quarter of 1999. In the first half of 2000, gross revenue totaled $267.6 million, an increase of 6.7% from the first half of 1999. First half operating revenue was $265.4 million, an increase of 6.7% from the comparable period a year ago. Contribution margin increased 4.1% in the first half of 2000 compared with the first half of 1999. The contribution margin as a percentage of operating revenue was 10.6%, compared with 10.9% in the first half of 1999. The improvements in revenue were largely influenced by the successful efforts to minimize lost business in the segment. Decreases in contribution margin as a percent of operating revenue are due to increased fuel and driver costs, partially offset by favorable comparisons year-over-year, particularly in the first quarter, for the termination of certain unprofitable contracts.

Central Support Services

Central Support Services are those costs incurred to support all operating segments, including sales and marketing, human resources, finance, shared management information systems, customer solutions, health and safety, legal, and communications. In the second quarter of 2000, Central Support Services expenses were $72.3 million, compared with $66.6 million in the second quarter of 1999. In the first half of 2000, Central Support Services expenses were $139.8 million, compared with $130.6 million in the first half of 1999. The increase was due primarily to additional spending on management information systems, training costs and incremental spending for customer solutions, Ryder Capital Services, and e-commerce. Such increases were partially offset by a reduction in interest expense attributed to Central Support Services.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
         Six months ended June 30, 2000 and 1999

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following is a summary of the Company's cash flows from continuing operating, financing and investing activities for the six months ended June 30, (in thousands):

                                                 2000             1999
                                                 ----             ----
Net cash provided by (used in):

         Operating activities                 $ 575,715          375,710
         Financing activities                  (179,308)         339,915
         Investing activities                  (443,244)        (820,153)
                                              ----------        ---------
Net cash flows from continuing operations     $ (46,837)        (104,528)
                                              ==========        =========

A summary of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.

The improvement in cash flow from operating activities in the first half of 2000, compared with the same period last year, was primarily attributable to increases in the aggregate balance of trade receivables sold. The decrease in cash provided by financing activities in the first half of 2000, compared to the same period last year, was due primarily to repayment of debt using a portion of the cash received from the sale of trade receivables and sale-leaseback transactions. The decrease in cash used for investing activities in the first half of 2000 compared with the same period last year was attributable to increased proceeds from the sale and leaseback of revenue earning equipment.

A summary of capital expenditures for continuing operations for the six months ended June 30 follows (in thousands):

                                              2000              1999
                                              ----              ----

Revenue earning equipment                   $795,068          1,036,137
Operating property and equipment              46,648             57,439
                                           ----------        -----------
                                            $841,716          1,093,576
                                           ==========        ===========

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
         Six months ended June 30, 2000 and 1999

The decrease in capital expenditures for revenue earning equipment was due principally to improved controls over capital expenditures and a reduction in the volume of early terminations of full service leases compared to the second quarter and first half of 1999. Such decrease was partially offset by purchases of revenue earning equipment during the six months ended June 30, 2000 that had been postponed from the fourth quarter of 1999. Management expects capital expenditures for 2000 will be less than 1999 levels. The Company expects to fund its 2000 capital expenditures with both internally generated funds and additional financing.

FINANCING

Ryder utilizes external capital to support growth in its asset-based product lines. The Company has a variety of financing alternatives available to fund its capital needs. These alternatives include long- and medium-term public and private debt, as well as variable-rate financing available through bank credit facilities and commercial paper. The Company also periodically enters into sale and leaseback agreements for revenue earning equipment, the majority of which were accounted for as operating leases.

The Company's debt ratings as of June 30, 2000 were as follows:

                                     Commercial            Unsecured
                                          Paper                Notes
                                     ----------            ---------
Moody's Investors Service                   P2                  Baa1
Standard & Poor's Ratings Group             A2                   BBB
Fitch                                       D2                    A-

Debt totaled $2.31 billion at June 30, 2000, or a decrease of 3.6% from December 31, 1999. During the first half of 2000, the Company made $17.1 million of scheduled unsecured note payments, $11.0 million of payments in accordance with sinking fund requirements, and retired $215.0 million of medium-term notes. U.S. commercial paper outstanding at June 30, 2000 increased to $402.7 million, compared with $320.0 million at December 31, 1999, primarily to fund capital expenditures. The Company participates in an agreement to sell, with limited recourse, up to $375.0 million of trade receivables on a revolving basis through July 2002. At June 30, 2000 and December 31, 1999, the outstanding balance of receivables sold pursuant to this agreement was $350.0 and $75.0 million, respectively. The Company's foreign debt decreased approximately $15.2 million from December 31, 1999 to $384.8 million at June 30, 2000. The Company's percentage of variable-rate financing obligations was 25.1% at June 30, 2000 compared to 19.2% at December 31, 1999. The Company's debt-to-equity ratio at June 30, 2000 decreased to 188% from 199% at December 31, 1999.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
         Six months ended June 30, 2000 and 1999

As of June 30, 2000, $358.3 million was available under the Company's $720.0 million global revolving credit facility, which expires in 2002. Foreign borrowings of $62.2 million were outstanding under the facility as of June 30, 2000. In September 1998, the Company filed an $800.0 million shelf registration statement with the Securities and Exchange Commission. Proceeds from debt issues under the shelf registration are expected to be used for capital expenditures, debt refinancing and general corporate purposes. The Company has $487.0 million of debt securities available for issuance under this shelf registration statement.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires all derivatives to be recognized at fair value as either assets or liabilities on the balance sheet. Any gain or loss resulting from changes in such fair value is required to be recognized in earnings to the extent the derivatives are not effective as hedges. This Statement, as amended by SFAS 138, is effective for fiscal years beginning after June 15, 2000, and is effective for interim periods in the initial year of adoption. Adoption of this Statement is not expected to have a material impact on the Company's results of operations or financial position.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB Opinion No. 25" (FIN 44). This Interpretation provides guidance for issues that have arisen in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." FIN 44 applies prospectively to new stock awards, exchanges of stock awards in a business combination, modifications to outstanding stock awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings of stock awards and the definition of an employee which apply to stock awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. Based upon the Company's existing stock-based compensation plans, the impact of FIN 44 is not anticipated to be material.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB 101). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. SAB 101, as amended by Staff Accounting Bulletin No. 101B issued in June 2000, will be adopted by the Company in the fourth quarter of 2000 as required and is not anticipated to have a material impact on the results of the Company operations.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
         Six months ended June 30, 2000 and 1999

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

                           PART II. OTHER INFORMATION
                           --------------------------

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

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RYDER SYSTEM, INC.
                                       (Registrant)


Date:      August 4, 2000              /S/ CORLISS J. NELSON
                                       ---------------------
                                       Corliss J. Nelson
                                       Senior Executive Vice President-Finance
                                       and Chief Financial Officer
                                       (Principal Financial Officer)

Date:      August 4, 2000              /S/ RICHARD G. RODICK
                                       ---------------------
                                       Richard G. Rodick
                                       Vice President and Controller
                                       (Principal Accounting Officer)

                                 EXHIBIT INDEX

 EXHIBIT NO.            DESCRIPTION
 -----------            -----------

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