Form 10-Q/A
period 2000-06-30
RYDER SYSTEM INC
filed 2000-08-18
CIK 85961

--------------------------------------------------------------------------------


                                    FORM 10-Q
                               (Amendment No. 1)



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

                                RYDER SYSTEM, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                          PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Consolidated Condensed Statements of Earnings -
          Three and six months ended June 30, 2000 and 1999
          (unaudited)                                                        3

          Consolidated Condensed Balance Sheets -
          June 30, 2000 (unaudited) and December 31, 1999                    4

          Consolidated Condensed Statements of Cash Flows -
          Six months ended June 30, 2000 and 1999 (unaudited)                5

          Notes to Consolidated Condensed Financial Statements (unaudited)   6

          Independent Accountants' Review Report                            10

ITEM 2.   Management's Discussion and Analysis of Results of Operations
          and Financial Condition                                           11

ITEM 3.   Quantitative and Qualitative Disclosure About Market Risk         23


ITEM 4.   Submission of Matters to a Vote of Security Holders               24



                           PART II. OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K                                  25

          Signatures                                                        26

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Ryder System, Inc. was held on May 5, 2000. The following matters were submitted to a vote of security holders:

1. The elections of M. Anthony Burns, Edward T. Foote II, John A. Georges and Gregory T. Swienton to the Board of Directors.

2. The ratification of an amendment to the Ryder System, Inc. 1995 Stock Incentive Plan ("Plan") to provide for an additional 2,500,000 shares available for grant under the Plan.

3. The ratification of the appointment of KPMG LLP as auditors for the Company.

4. A shareholder proposal to require all Directors of the Company to stand for election annually once the current terms of sitting Directors have expired.

5. A shareholder proposal that the Board of Directors arrange the prompt sale of the Company to the highest bidder.

The affirmative vote of a majority of the shares entitled to vote was necessary for adoption of each matter. The following were the results of voting on matters submitted to a vote of security holders:

1. M. Anthony Burns, Edward T. Foote II, John A. Georges and Gregory T. Swienton were elected to the Board of Directors of the Company. The summary of voting is as follows (security holders voted either "For" or "Withheld"):

                                    Votes For               Votes Withheld
                                    ----------              --------------
   M. Anthony Burns                 47,546,378                 2,671,619
   Edward T. Foote II               47,633,570                 2,584,428
   John A. Georges                  47,657,282                 2,560,715
   Gregory T. Swienton              47,644,647                 2,573,350

   The term of office of the following Directors continued after the meeting:
   Joseph L. Dionne, David I. Fuente, Vernon E. Jordan, Jr., David T. Kearns, Lynn M. Martin, Christine A. Varney, Alva O. Way.

2. The amendment to the Ryder System, Inc. 1995 Stock Incentive Plan ("Plan") to provide for an additional 2,500,000 shares available for grant under the Plan was adopted. The summary of voting was: 31,582,188 votes "For"; 18,063,248 votes "Against"; 572,558 votes "Abstain"; and two "No Vote".

3. The ratification of the appointment of KPMG LLP as auditors for the Company was adopted. The summary of voting was: 49,844,148 votes "For"; 185,916 votes "Against"; 187,930 votes "Abstain"; and two "No Vote".

4. A shareholder proposal to require all Directors of the Company to stand for election annually once the current terms of sitting Directors have expired was not adopted, as a majority of the shares entitled to vote was not achieved. The summary of voting was: 25,683,086 votes "For"; 17,167,706 votes "Against"; 430,221 votes "Abstain"; and 6,936,984 "No Vote".

5. A shareholder proposal that the Board of Directors arrange the prompt sale of the Company to the highest bidder was not adopted. The summary of voting was:
   1,837,420 votes "For"; 40,815,241 votes "Against"; 637,141 votes "Abstain";
   and 6,928,194 "No Vote".

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


         (15)     Letter regarding unaudited interim financial statements.*

         (27.1)   Financial data schedule (for SEC use only).*



   (b)   Reports on Form 8-K

         There were no reports on Form 8-K filed by the Registrant during the period covered by this report.


------------
* Previously filed.
                                       25

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RYDER SYSTEM, INC.
                                       (Registrant)



Date:      August 14, 2000             /S/ CORLISS J. NELSON
                                       ---------------------
                                       Corliss J. Nelson
                                       Senior Executive Vice President-Finance
                                       and Chief Financial Officer
                                       (Principal Financial Officer)

Date:      August 14, 2000             /S/ RICHARD G. RODICK
                                       ---------------------
                                       Richard G. Rodick
                                       Vice President and Controller
                                       (Principal Accounting Officer)