Form 10-Q
period 2000-09-30
RYDER SYSTEM INC
filed 2000-11-07
CIK 85961

--------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                      -------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:       YES  X    NO _____

Ryder System, Inc. had 59,804,985 shares of common stock ($0.50 par value per share) outstanding as of October 31, 2000.

--------------------------------------------------------------------------------

                               RYDER SYSTEM, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

        Consolidated Condensed Statements of Earnings -
        Three and nine months ended September 30, 2000 and 1999
        (unaudited)                                                           3

        Consolidated Condensed Balance Sheets -
        September 30, 2000 (unaudited) and December 31, 1999                  4

        Consolidated Condensed Statements of Cash Flows -
        Nine months ended September 30, 2000 and 1999 (unaudited)             5

        Notes to Consolidated Condensed Financial Statements (unaudited)      6

        Independent Accountants' Review Report                                11

ITEM 2. Management's Discussion and Analysis of Results of Operations
        and Financial Condition                                               12

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk             22

                           PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K                                      23

        Signatures                                                            24

        Exhibit Index                                                         25

                          PART I. FINANCIAL INFORMATION

ITEM 1.      Financial Statements

Ryder System, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (unaudited)

------------------------------------------------------------------------------------------------------------------------------------
Periods ended September 30, 2000 and 1999                                      Three Months                    Nine Months
                                                                        ----------------------------   -----------------------------
(In thousands, except per share amounts)                                        2000           1999             2000           1999
------------------------------------------------------------------------------------------------------------------------------------
Revenue                                                                   $1,338,817      1,261,566        3,979,615      3,630,420
                                                                        -------------  -------------    -------------  -------------
Operating expense                                                          1,001,019        902,330        2,990,534      2,611,719
Freight under management expense                                             101,405         98,389          310,774        305,141
Depreciation expense, net of gains                                           139,100        146,401          417,288        428,366
Interest expense                                                              36,613         50,067          117,263        144,140
Miscellaneous expense, net                                                     4,126          2,666            8,688          5,835
Unusual items:
      Restructuring and other charges, net                                    37,278          3,000           37,278          4,658
      Year 2000 expense                                                           --          2,313               --         23,284
                                                                        -------------  -------------    -------------  -------------
                                                                           1,319,541      1,205,166        3,881,825      3,523,143
                                                                        -------------  -------------    -------------  -------------
Earnings from continuing operations before income taxes                       19,276         56,400           97,790        107,277
Provision for income taxes                                                     7,132         21,291           36,182         40,701
                                                                        -------------  -------------    -------------  -------------
Earnings from continuing operations                                           12,144         35,109           61,608         66,576
Earnings (loss) from discontinued operations, less income taxes                   --         (8,992)              --         11,831
Gain on sale of discontinued operations, less income taxes                        --        335,350               --        335,350
                                                                        -------------  -------------    -------------  -------------
      Net earnings                                                        $   12,144        361,467           61,608        413,757
                                                                        =============  =============    =============  =============

Earnings per common share - Basic:
      Continuing operations                                               $     0.20           0.51             1.04           0.95
      Discontinued operations                                                     --          (0.13)              --           0.17
      Gain on sale of discontinued operations                                     --           4.84               --           4.77
                                                                        -------------  -------------    -------------  -------------
      Net earnings                                                        $     0.20           5.22             1.04           5.89
                                                                        =============  =============    =============  =============
Earnings per common share - Diluted:
      Continuing operations                                               $     0.20           0.51             1.03           0.94
      Discontinued operations                                                     --          (0.13)              --           0.17
      Gain on sale of discontinued operations                                     --           4.83               --           4.76
                                                                        -------------  -------------    -------------  -------------
      Net earnings                                                        $     0.20           5.21             1.03           5.87
                                                                        =============  =============    =============  =============
Cash dividends per common share                                           $     0.15           0.15             0.45           0.45
                                                                        =============  =============    =============  =============

See accompanying notes to consolidated condensed financial statements.

Ryder System, Inc. and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                                 (unaudited)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                               September 30,       December 31,
(In thousands, except share amounts)                                                                    2000               1999
--------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
      Cash and cash equivalents                                                           $          111,678            112,993
      Receivables, net of allowance for doubtful accounts of $10,629
           and $10,254, respectively                                                                 550,982            725,815
      Inventories                                                                                     74,588             69,845
      Tires in service                                                                               157,442            162,877
      Prepaid expenses and other current assets                                                      236,050            137,861
                                                                                          -------------------   ----------------
           Total current assets                                                                    1,130,740          1,209,391
Revenue earning equipment, net of accumulated depreciation of
           $1,354,008 and $1,483,084, respectively                                                 2,986,807          3,095,451
Operating property and equipment, net of accumulated depreciation
           of $617,476 and $574,784, respectively                                                    579,384            581,105
Direct financing leases and other assets                                                             709,342            652,270
Intangible assets and deferred charges                                                               213,249            232,233
                                                                                          -------------------   ----------------
                                                                                          $        5,619,522          5,770,450
                                                                                          ===================   ================

Liabilities and Shareholders' Equity
Current liabilities:
      Current portion of long-term debt                                                   $          553,675            574,253
      Accounts payable                                                                               341,652            334,103
      Accrued expenses                                                                               554,984            541,156
                                                                                          -------------------   ----------------
           Total current liabilities                                                               1,450,311          1,449,512
Long-term debt                                                                                     1,680,263          1,819,136
Other non-current liabilities                                                                        326,125            285,802
Deferred income taxes                                                                                932,790          1,011,095
                                                                                          -------------------   ----------------
           Total liabilities                                                                       4,389,489          4,565,545
                                                                                          -------------------   ----------------
Shareholders' equity:
      Common stock of $0.50 par value per share (shares outstanding at
           September 30, 2000 - 59,708,523; December 31, 1999 - 59,395,050)                          520,154            513,083
      Retained earnings                                                                              749,369            714,544
      Accumulated other comprehensive income                                                        (39,490)           (22,722)
                                                                                          -------------------   ----------------
           Total shareholders' equity                                                              1,230,033          1,204,905
                                                                                          -------------------   ----------------
                                                                                          $        5,619,522          5,770,450
                                                                                          ===================   ================

See accompanying notes to consolidated condensed financial statements.

Ryder System, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

---------------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 2000 and 1999
(In thousands)                                                                                            2000              1999
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Earnings from continuing operations                                                     $         61,608            66,576
      Depreciation expense, net of gains                                                               417,288           428,366
      Amortization expense and other non-cash charges, net                                              22,530            12,676
      Deferred income tax expense                                                                       41,003            79,460
      Changes in operating assets and liabilities:
          Increase (decrease) in aggregate balance of trade receivables sold                           154,000          (125,000)
          Receivables                                                                                   24,585           (74,436)
          Inventories                                                                                   (4,711)           (5,401)
          Prepaid expenses and other assets                                                            (75,421)          (31,804)
          Accounts payable                                                                              14,896            75,154
          Accrued expenses and other liabilities                                                        (1,005)          (58,331)
                                                                                              -----------------  ----------------
                                                                                                       654,773           367,260
                                                                                              -----------------  ----------------
Cash flows from financing activities:
      Net change in commercial paper borrowings                                                        173,740           (50,743)
      Debt proceeds                                                                                     54,324           275,738
      Debt repaid, including capital lease obligations                                                (457,929)         (335,911)
      Common stock repurchased                                                                              --           (81,148)
      Common stock issued                                                                                5,261             6,599
      Dividends on common stock                                                                        (26,783)          (31,552)
                                                                                              -----------------  ----------------
                                                                                                      (251,387)         (217,017)
                                                                                              -----------------  ----------------
Cash flows from investing activities:
      Purchases of operating property and revenue earning equipment                                 (1,039,469)       (1,522,448)
      Sales of operating property and revenue earning equipment                                        179,718           286,380
      Sale and leaseback of revenue earning equipment                                                  372,953           300,030
      Acquisitions, net of cash acquired                                                                (3,705)          (12,699)
      Proceeds from sale of public transportation services business                                         --           940,000
      Other, net                                                                                        85,802            30,575
                                                                                              -----------------  ----------------
                                                                                                      (404,701)           21,838
                                                                                              -----------------  ----------------
Net cash flows from continuing operations                                                               (1,315)          172,081
Net cash flows from discontinued operations                                                                 --             4,602
                                                                                              -----------------  ----------------
Increase (decrease) in cash and cash equivalents                                                        (1,315)          176,683
Cash and cash equivalents at January 1                                                                 112,993           138,353
                                                                                              -----------------  ----------------
Cash and cash equivalents at September 30                                                     $        111,678           315,036
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

             Periods ended September 30, 2000 and 1999                   Three Months             Nine Months
                                                                       2000        1999        2000         1999
             -----------------------------------------------------    ------      ------      ------       ------
             Weighted average shares outstanding-Basic                59,576       69,247     59,504       70,307

             Common equivalents:
               Shares issuable under outstanding dilutive options      1,108          846      1,131        1,300
               Shares assumed repurchased based
                 on the average market value for the period           (1,059)        (761)    (1,063)      (1,165)
               Dilutive effect of restricted stock and exercised
                 options prior to being exercised, net                   171           76        100           83
                                                                      -------    ---------   --------     -------
                                                                         220          161        168          218
                                                                      -------    --------    --------     -------
             Weighted average shares outstanding-Diluted              59,796       69,408     59,672       70,525
                                                                      =======    ========    ========     =======
             Anti-dilutive options not included above                  6,596        6,364      6,574        5,910
                                                                      =======    ========    ========     =======

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

         The Company operates in three business segments: (1) Leasing and Rental, which provides full service leasing, commercial rental and programmed maintenance of trucks, tractors and trailers to customers, principally in the U.S., Canada and the United Kingdom; (2) Logistics Solutions, which provides comprehensive supply chain consulting and lead logistics management solutions that support customers' entire supply chains, from inbound raw materials through distribution of finished goods throughout North America, in Latin America, Europe and Asia; and (3) Dedicated Contract Carriage (DCC), which provides vehicles and drivers as part of a dedicated transportation solution, principally in North America.

         Management evaluates segment financial performance based upon several factors, of which the primary measure is contribution margin. Contribution margin represents each business segment's revenue, less direct costs and direct overheads related to the segment's operations. Business segment contribution margin for all segments (net of eliminations), less Central Support Services expenses and unusual items, is equal to earnings from continuing operations before income taxes. Central Support Services consist primarily of corporate overhead and other expenses not directly attributable to a single business segment, such as shared management information systems, customer solutions, finance, and sales and marketing. Central Support Services also include expenses of certain new business initiatives, Ryder Capital Services and e-Commerce, which may be reported as business segments in the future once such operations become material.

         The Leasing and Rental segment leases revenue earning equipment, sells fuel and provides maintenance and other ancillary services to the Logistics Solutions and DCC segments. Intersegment revenues are accounted for at approximate fair value as if the transactions were made to third parties. Interest expense is allocated only to the Leasing and Rental business segment. The following table sets forth the revenue and contribution margin for each of the Company's business segments for the three and nine months ended September 30, 2000 and 1999:

                                                                      Three Months            Nine Months
                                                                -----------------------  -----------------------
            In millions                                               2000        1999         2000        1999
                                                                ----------- -----------  ----------- -----------
            Revenue:
               Leasing and rental:
                 Full service lease and program maintenance      $   484.3       461.6      1,433.8     1,352.9
                 Commercial rental                                   137.7       144.4        394.3       400.2
                 Fuel                                                189.2       152.8        563.1       418.8
                 Other                                                97.2        90.4        295.4       269.4
                                                                ----------- -----------  ----------- -----------
                    Total leasing and rental                         908.4       849.2      2,686.6     2,441.3
                                                                ----------- -----------  ----------- -----------
               Logistics solutions                                   394.3       361.1      1,184.6     1,047.5
               Dedicated contract carriage                           136.7       132.2        404.3       383.1
               Eliminations                                         (100.6)      (80.9)      (295.9)     (241.5)
                                                                ----------- -----------  ----------- -----------
                    Total revenue                                $ 1,338.8     1,261.6      3,979.6     3,630.4
                                                                =========== ===========  =========== ===========

(C)      SEGMENT INFORMATION (continued)

                                                                        Three Months                Nine Months
                                                                   ----------------------     ----------------------
              In millions                                               2000        1999           2000        1999
                                                                   ----------  ----------     ----------   ---------
              Contribution margin:
                  Leasing and rental                                 $ 107.2       101.0          285.7       277.1
                  Logistics solutions                                   16.8        19.1           52.1        39.9
                  Dedicated contract carriage                           14.8        15.1           43.0        42.2
                  Eliminations                                         (10.4)      (10.2)         (34.1)      (30.0)
                                                                   ----------  ----------     ----------   ---------
                                                                       128.4       125.0          346.7       329.2
              Central support services                                 (71.8)      (63.3)        (211.6)     (193.9)
                                                                   ----------  ----------     ----------   ---------
              Earnings from continuing operations before
                  unusual items and income taxes                        56.6        61.7          135.1       135.3

              Restructuring and other charges                          (37.3)       (3.0)         (37.3)       (4.7)
              Year 2000 expense                                           --        (2.3)            --       (23.3)
                                                                   ----------  ----------     ----------   ---------
              Earnings from continuing operations before
                  income taxes                                       $  19.3        56.4           97.8       107.3
                                                                   ==========  ==========     ==========   =========

         Management does not evaluate and the Company does not report total assets by business segment. Such records are maintained on a legal entity basis, which differs from the Company's business segments. As such, these amounts are not presented on an business segment basis.

(D)      COMPREHENSIVE INCOME

         Comprehensive income presents a measure of all changes in shareholders' equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The Company's total comprehensive income presently consists of net earnings and currency translation adjustments associated with foreign operations which use the local currency as their functional currency. Such currency translation adjustments for the three months ended September 30, 2000 and 1999 were $5.8 million and $(5.3) million, respectively. For the nine months ended September 30, 2000 and 1999, such currency translation adjustments were $16.8 million and $2.2 million, respectively. Total comprehensive income for the three months ended September 30, 2000 and 1999 was $6.3 million and $366.8 million, respectively. Total comprehensive income for the nine months ended September 30, 2000 and 1999 was $44.8 million and $411.6 million, respectively.

(E)      RESTRUCTURING AND OTHER CHARGES

         During the third quarter of 2000, the Company recorded a pretax charge of $37.3 million. The components of the charge were as follows (in thousands):

                  Revenue earning equipment held for sale:

                       Units identified for accelerated disposal        $15,100
                       Other tractors:
                           Owned                                          2,552
                           Leased                                        16,100
                                                                       ---------
                                                                         33,752
                  Other impairment charges                                4,096
                  Recovery of prior impairment charges                     (570)
                                                                       ---------
                                                                        $37,278
                                                                       =========

(E)      RESTRUCTURING AND OTHER CHARGES (continued)

         The most significant portion of the charge was a result of the recent industry-wide downturn in the market for new and used "Class 8" tractors and trucks (the largest heavy-duty tractors and straight trucks) which has resulted in a decrease in the market value of used tractors. Ryder's unsold Class 8 inventory consists of units previously used by customers of the Company's full service commercial lease and short-term commercial rental programs. Units identified for accelerated disposal consist of approximately 1,800 units that the Company identified in the third quarter as increasingly undesirable and unmarketable due to lower-powered engines or a potential lack of future support for parts and service. Charges for other tractors reflect approximately 700 owned and approximately 2,500 leased units for which estimated fair value less costs to sell declined below carrying value (or termination value, which represents the final payment due to lessors, in the case of leased units) in the third quarter.

         The Company was previously involved in litigation with a former customer, OfficeMax, relating to a logistics services agreement that was terminated in 1997. In October 2000, Ryder agreed to an out-of-court settlement with OfficeMax, ending this litigation. In the final settlement, OfficeMax will pay Ryder a total of $5.1 million over the next five years. Ryder will not pay anything to OfficeMax. Further, the settlement is backed by a $5.1 million letter of credit, obtained by OfficeMax, naming Ryder as the beneficiary. Other impairment charges relate to write-off of certain assets related to the OfficeMax contract.

         Recovery of prior impairment charges represents gains on vehicles sold in the U.K. during the third quarter of 2000, for which an impairment charge had been recorded in the 1999 restructuring.

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

         Activity related to restructuring reserves for the nine months ended September 30, 2000 was as follows:

                                                          Dec. 31,                                      September 30,
                                                              1999                                               2000
            In thousands                                   Balance      Additions      Deductions             Balance
            ----------------------------------------  -------------  -------------  --------------   -----------------
            Employee severance and benefits               $ 13,017             --           7,825               5,192
            Facilities and related costs                     7,182             --           3,888               3,294
                                                      -------------  -------------  --------------   -----------------
                                                          $ 20,199             --          11,713               8,486
                                                      =============  =============  ==============   =================

         Deductions consist of payments and reversals of restructuring reserves related to the 1996 restructuring that were in excess of amounts required. Such reversals consisted of employee severance and benefits and facilities and related costs of $522,000 and $436,000, respectively. In the Consolidated Condensed Statement of Earnings for the nine months ended September 30, 2000, such reversals of prior accruals were offset by expenses for other charges of $942,000 for consulting fees incurred during the period related to completion of the Company's profitability improvement study.

(F)      DEBT

         The Company's outstanding debt balances were as follows:

                                                               September 30,          December 31,
               In millions                                              2000                  1999
               ------------------------------------------------------------------------------------
               U.S. commercial paper                               $   470.9                 320.0
               Canadian commercial paper                                65.6                  45.0
               Unsecured U.S. notes:
                      Debentures                                       425.6                 453.2
                      Medium-term notes                                868.8               1,181.4
               Unsecured foreign obligations                           280.6                 335.4
               Other debt, including capital leases                    122.4                  58.4
               ------------------------------------------------------------------------------------
               Total debt                                            2,233.9               2,393.4
               Current portion                                        (553.7)               (574.3)
               ------------------------------------------------------------------------------------
               Long-term debt                                      $ 1,680.2               1,819.1
               ====================================================================================

KPMG LLP
CERTIFIED PUBLIC ACCOUNTANTS
One Biscayne Tower                                   Telephone     305-358-2300
2 South Biscayne Boulevard                           Fax           305-913-2692
Suite 2900
Miami, Florida  33131

                     Independent Accountants' Review Report
                     --------------------------------------

The Board of Directors and Shareholders
Ryder System, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Ryder System, Inc. and subsidiaries as of September 30, 2000, and the related consolidated condensed statements of earnings for the three and nine months ended September 30, 2000 and 1999 and the consolidated condensed statements of cash flows for the nine months ended September 30, 2000 and 1999. These consolidated condensed financial statements are the responsibility of the Company's management.

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

/S/ KPMG LLP

Miami, Florida
October 19, 2000

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition --
              Nine months ended September 30, 2000 and 1999


OVERVIEW

The following discussion should be read in conjunction with the unaudited consolidated condensed financial statements and notes thereto included under
ITEM 1. In addition, reference should be made to the Company's audited consolidated financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's most recent Annual Report on Form 10-K. Unless otherwise noted, discussion and analysis for the nine months ended September 30, 2000 is consistent with that for the three month period ended September 30, 2000.

On September 13, 1999, the Company completed the sale of its Public Transportation Services ("RPTS") business to FirstGroup plc for $940 million in cash and realized a $339 million after-tax gain. The Company used the proceeds from the sale for working capital needs, repurchase of common stock and debt reduction. The following discussion excludes the results of RPTS, which has been classified as discontinued operations.

The Company operates in three business segments: (1) Leasing and Rental, which provides full service leasing, commercial rental and programmed maintenance of trucks, tractors and trailers to customers, principally in the U.S., Canada and the United Kingdom; (2) Logistics Solutions, which provides comprehensive supply chain consulting and lead logistics management solutions that support customers' entire supply chains, from inbound raw materials through distribution of finished goods throughout North America, in Latin America, Europe and Asia and
(3) Dedicated Contract Carriage (DCC), which provides vehicles and drivers as part of a dedicated transportation solution, principally in North America.

Revenue from continuing operations increased 6.1% to $1.34 billion for the three months ended September 30, 2000, as compared to $1.26 billion in the comparable period last year. All business segments experienced revenue growth over the same period in 1999. The increase in revenue was primarily due to revenue growth in the Leasing and Rental and Logistics Solutions business segments and higher fuel revenue. The increase in fuel revenue was driven by higher fuel costs, which increased by a dollar amount comparable to fuel revenue. Revenue from continuing operations increased 9.6% to $3.98 billion for the nine months ended September 30, 2000, as compared to $3.63 billion in the comparable period last year.

Operating expense increased $98.7 million, or 10.9%, to $1.0 billion in the third quarter of 2000 compared to the same period in 1999. Operating expense increased $378.8 million, or 14.5%, to $3.0 billion in the first nine months of 2000 compared to the same period in 1999. The increase in operating expense was primarily attributable to an increase in equipment rental expense as result of sale-leaseback transactions completed in the fourth quarter of 1999 and the first quarter of 2000; an increase in the cost of fuel due to higher market prices; and an increase in salaries and payroll due primarily to headcount growth related to growth in the Company's Logistics Solutions business. Such increases in salaries and payroll were partially offset by reduced employee benefit costs associated with income recognized from the Company's pension plan.

Such trends -- growth in salaries and payroll, partially offset by pension plan income -- are expected to continue for the remainder of 2000. Pension income is generally recognized ratably throughout the year. The Company anticipates that pension income recognized for full year 2000 will be approximately $35 million to $40 million greater than that recognized for full year 1999. Based upon preliminary estimates as of October 2000, the Company expects pension income in 2001 to be comparable to that recorded in 1999 and thus significantly less than pension income recorded in 2000. Such estimates are subject to change based upon market performance of pension plan investments through December 31, 2000, interest rates, employee census and demographic characteristics and other factors. Pension income in 2000 and 1999 principally benefited the Leasing and Rental segment, as the obligation for pension benefits relates principally to vested employees in Leasing and Rental. Pension income is allocated to each business segment as well as Central Support Services.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
              Nine months ended September 30, 2000 and 1999

OVERVIEW (continued)

Freight under management expense increased 3.0% to $101.4 million in the third quarter of 2000 compared to the same period in 1999. For the first nine months of 2000, freight under management expense increased 1.9% to $310.8 million compared to the same period in 1999. The increase in freight under management expense was less than the increase in revenue because revenue growth was associated with operations which do not outsource freight to third-party providers and operations which are directly outsourcing freight rather than providing freight management services.

Depreciation expense, net of gains, in the third quarter of 2000 decreased by $7.3 million, or 5.0%, compared to the third quarter of 1999. In the first nine months of 2000, net depreciation expense decreased by $11.1 million, or 2.6%, compared to the same period in 1999. Depreciation expense, excluding gains on vehicle sales, decreased by $18.3 million and $36.9 million in the third quarter and first nine months of 2000, respectively, as compared with 1999. The decreases resulted principally from sale-leaseback and other leasing transactions which increased the number of leased (as opposed to owned) vehicles in the Company's fleet as of September 30, 2000 as compared with September 30, 1999. Equipment rent expense increased by $36.3 million and $105.6 million in the third quarter and first nine months of 2000, respectively, as compared with 1999. Consistent with the charge recorded in the third quarter of 2000 (described below) to reflect decreases in the market value of used tractors, the Company reduced residual values for vehicles currently in use and expected to be disposed of during the next two years. In light of this change, the Company expects to record additional depreciation and rent expense in the fourth quarter (and over the next two years on a declining basis). Such increases to depreciation and rent expense are a result of reduced residual values on owned vehicles and an increase in the Company's reserves for guaranteed termination values for equipment that Ryder leases. The increases apply to equipment currently in use but expected to be disposed of in the next two years to values that reflect the recent and expected continued downturn in the market for used tractors.

Gains on vehicle sales decreased from $14.7 million in the third quarter of 1999 to $3.7 million in the third quarter of 2000 and from $42.8 million in the first nine months of 1999 to $17.0 million in the first nine months of 2000. During the first nine months of 2000, average sales proceeds per unit have decreased for certain classes of tractors and have generally been stable for other tractors and types of trucks compared with average proceeds per unit during the first nine months of 1999. However, the average book value per unit of units sold in 2000 was generally greater than that of units sold in 1999.

Interest expense decreased $13.5 million or 26.8% to $36.6 million during the third quarter of 2000 and decreased $26.9 million or 18.6% to $117.3 million during the first nine months of 2000 compared with the same periods in 1999. The decrease in interest expense principally reflects the paydown of debt from the proceeds from the aforementioned sale-leaseback transactions, the sale of receivables and the sale of RPTS.

Miscellaneous expense increased $1.5 million to $4.1 million during the third quarter of 2000 and increased $2.9 million to $8.7 million for the first nine months of 2000. The increase in miscellaneous expense was due to increases in fees related to increases in the use of the Company's revolving facility for sale of trade receivables. Such facility is generally utilized more frequently when the cost of use is less than the cost of other short-term credit facilities, such as commercial paper. Miscellaneous expense in 1999 was also reduced by gains on sales of non-operating properties.

During the third quarter of 2000, the Company recorded a pretax charge of $37.3 million. The components of the charge were as follows (in thousands):

         Revenue earning equipment held for sale:

              Units identified for accelerated disposal                 $15,100
              Other tractors:
                  Owned                                                   2,552
                  Leased                                                 16,100
                                                                       --------
                                                                         33,752
         Other impairment charges                                         4,096
         Recovery of prior impairment charges                              (570)
                                                                       ---------
                                                                        $37,278
                                                                       =========

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
              Nine months ended September 30, 2000 and 1999

OVERVIEW (continued)

The most significant portion of the charge was a result of the recent industry-wide downturn in the market for new and used "Class 8" tractors and trucks (the largest heavy-duty tractors and straight trucks) which has resulted in a decrease in the market value of used tractors. Ryder's unsold Class 8 inventory consists of units previously used by customers of the Company's full service commercial lease and short-term commercial rental programs. Units identified for accelerated disposal consist of approximately 1,800 units that the Company identified in the third quarter as increasingly undesirable and unmarketable due to lower-powered engines or a potential lack of future support for parts and service. Charges for other tractors reflect approximately 700 owned and approximately 2,500 leased units for which estimated fair value less costs to sell declined below carrying value (or termination value, which represents the final payment due to lessors, in the case of leased units) in the third quarter.

The Company was previously involved in litigation with a former customer, OfficeMax, relating to a logistics services agreement that was terminated in 1997. In October 2000, Ryder agreed to an out-of-court settlement with OfficeMax, ending this litigation. In the final settlement, OfficeMax will pay Ryder a total of $5.1 million over the next five years. Ryder will not pay anything to OfficeMax. Further, the settlement is backed by a $5.1 million letter of credit, obtained by OfficeMax, naming Ryder as the beneficiary. Other impairment charges relate to write-off of certain assets related to the OfficeMax contract.

Recovery of prior impairment charges represents gains on vehicles sold in the U.K. during the third quarter of 2000, for which an impairment charge had been recorded in the 1999 restructuring.

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

Activity related to restructuring reserves for the nine months ended September 30, 2000 was as follows:

                                                       Dec. 31,                                      September 30,
                                                           1999                                               2000
         In thousands                                   Balance      Additions      Deductions             Balance
         ----------------------------------------  -------------  -------------  --------------   -----------------
         Employee severance and benefits               $ 13,017           --             7,825               5,192
         Facilities and related costs                     7,182           --             3,888               3,294
                                                   -------------  -------------  --------------   -----------------
                                                       $ 20,199           --            11,713               8,486
                                                   =============  =============  ==============   =================

Deductions consist of payments and reversals of restructuring reserves related to the 1996 restructuring that were in excess of amounts required. Such reversals consisted of employee severance and benefits and facilities and related costs of $522,000 and $436,000, respectively. In the Consolidated Condensed Statement of Earnings for the nine months ended September 30, 2000, such reversals of prior accruals were offset by expenses for other charges of $942,000 for consulting fees incurred during the period related to completion of the Company's profitability improvement study.

The Company's effective income tax rate on earnings from continuing operations for the third quarter and first nine months of 2000 was 37.0% compared to 37.8% and 37.9% for the same periods in 1999, respectively.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
              Nine months ended September 30, 2000 and 1999


OVERVIEW (continued)

Earnings from continuing operations were $12.1 million for the three months ended September 30, 2000, as compared to $35.1 million for the same period in 1999. Earnings from continuing operations were $61.6 million for the first nine months of 2000, as compared to $66.6 million for the same period in 1999. Earnings (loss) from discontinued operations of $(9.0) million and $11.8 million in the third quarter and first nine months of 1999, respectively, represent the results of operations of RPTS. Gain on sale of discontinued operations of $335.4 million represents the gain recorded in the third quarter of 1999 on the sale of RPTS.

Net income in the third quarter of 2000 totaled $12.1 million, or $0.20 per diluted share, compared with $361.5 million, including discontinued operations, or $5.21 per diluted share during the third quarter of 1999. In the first nine months of 2000, net income totaled $61.6 million, or $1.03 per diluted share, compared with $413.8 million, including discontinued operations, or $5.87 per diluted share.

OPERATING RESULTS BY BUSINESS SEGMENT

                                                  Three Months Ended                         Nine Months Ended
                                                     September 30,                             September 30,
                                               ---------------------------              ----------------------------
In millions                                           2000           1999                       2000           1999
                                               ------------   ------------              -------------   ------------
Leasing and Rental
Total revenue                                     $  908.4          849.2                    2,686.6        2,441.3
Fuel revenue                                        (189.2)        (152.8)                    (563.1)        (418.8)
                                               ------------   ------------              -------------   ------------
Dry revenue                                       $  719.2          696.4                    2,123.5        2,022.5
                                               ============   ============              =============   ============
Contribution margin                               $  107.2          101.0                      285.7          277.1
                                               ============   ============              =============   ============
Contribution margin as % of total revenue            11.8%          11.9%                      10.6%          11.4%
                                               ============   ============              =============   ============
Contribution margin as % of dry revenue              14.9%          14.5%                      13.5%          13.7%
                                               ============   ============              =============   ============

Logistics Solutions
Total revenue                                     $  394.3          361.1                    1,184.6        1,047.5
Freight Under Management (FUM) expense               (99.2)         (97.3)                    (306.4)        (301.8)
                                               ------------   ------------              -------------   ------------
Operating revenue                                 $  295.1          263.8                      878.2          745.7
                                               ============   ============              =============   ============
Contribution margin                               $   16.8           19.1                       52.1           39.9
                                               ============   ============              =============   ============
Contribution margin as % of total revenue             4.3%           5.3%                       4.4%           3.8%
                                               ============   ============              =============   ============
Contribution margin as % of operating revenue         5.7%           7.2%                       5.9%           5.4%
                                               ============   ============              =============   ============

Dedicated Contract Carriage
Total revenue                                     $  136.7          132.2                      404.3          383.1
Freight Under Management (FUM) expense                (2.2)          (1.0)                      (4.4)          (3.2)
                                               ------------   ------------              -------------   ------------
Operating revenue                                 $  134.5          131.2                      399.9          379.9
                                               ============   ============              =============   ============
Contribution margin                               $   14.8           15.1                       43.0           42.2
                                               ============   ============              =============   ============
Contribution margin as % of total revenue            10.8%          11.4%                      10.6%          11.0%
                                               ============   ============              =============   ============
Contribution margin as % of operating revenue        11.0%          11.5%                      10.8%          11.1%
                                               ============   ============              =============   ============

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
              Nine months ended September 30, 2000 and 1999

OPERATING RESULTS BY BUSINESS SEGMENT (continued)

Management evaluates segment financial performance based upon several factors, of which the primary measure is contribution margin. Contribution margin represents each business segment's revenue, less direct costs and direct overheads related to the segment's operations. Business segment contribution margin for all segments (net of eliminations), less Central Support Services expenses and unusual items, is equal to earnings from continuing operations before income taxes. Central Support Services consist primarily of corporate overhead and other expenses not directly attributable to a single business segment, such as shared management information systems, customer solutions, finance, and sales and marketing. Central Support Services also include expenses of certain new business initiatives, Ryder Capital Services and e-Commerce, which may be reported as business segments in the future once such operations become material.

The Leasing and Rental segment leases revenue earning equipment, sells fuel and provides maintenance and other ancillary services to the Logistics Solutions and DCC segments. Intersegment revenues are accounted for at approximate fair value as if the transactions were made to third parties. Interest expense is allocated only to the Leasing and Rental business segment.

Leasing and Rental

In the Leasing and Rental business segment, dry revenue (revenue excluding fuel) in the third quarter of 2000 totaled $719.2 million, an increase of 3.3%, and in the first nine months of 2000 totaled $2.1 billion, an increase of 5.0%, from the same periods in 1999, respectively. Full service lease revenue increased 4.9% in the third quarter of 2000 and 6.0% in the first nine months of 2000 as a result of a significant number of vehicles being placed in service. Rental revenue decreased 4.6% in the third quarter of 2000 and 1.5% in the first nine months of 2000 primarily due to the arrival of new full service lease vehicles, which replaced rental vehicles that had been used by customers awaiting new full service lease deliveries. However, pure rental revenue (defined as total rental revenue less rental revenue related to units provided to full service lease customers) increased 6.1% and 7.6% for the quarter and nine months ended September 30, 2000, respectively, as compared to 1999. Rental fleet utilization for the nine months ended September 30, 2000 was 70.3%, compared to 70.6% for the same period in 1999. Fuel revenue increased 23.8% in the third quarter of 2000 and 34.5% in the first nine months of 2000 over the same periods in 1999 due to increased prices charged to customers. However, the impact of such selling price increase was offset by the increase in cost paid by the Company for fuel.

The contribution margin as a percentage of dry revenue was 14.9% in the third quarter of 2000 compared with 14.5% in 1999. Improved contribution margin in the third quarter of 2000 compared to the same period in 1999 are due to improvements in full service lease margins in the United States, decreased fixed costs on non-revenue earning equipment and pension income attributable to Leasing and Rental employees, net of reduced gains on vehicle sales and lower rental margin dollars due to lower rental revenue. The contribution margin as a percentage of dry revenue was 13.5% in the first nine months of 2000 compared with 13.7% in 1999. The contribution margin percentage for the nine months ended September 30, 2000 has decreased compared to the same period in 1999 due to higher fixed costs on non-revenue earning equipment and lower gains on the sale of equipment, net of pension income recognized.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
              Nine months ended September 30, 2000 and 1999

OPERATING RESULTS BY BUSINESS SEGMENT (continued)

Leasing and Rental (continued)

The Company's fleet of owned and leased revenue earning equipment is summarized as follows (number of units):

                                                           September 30,        December 31,
                 By type:                                      2000                 1999
                                                        ------------------   ------------------
                 Trucks                                            67,300               65,600
                 Tractors                                          56,700               54,700
                 Trailers                                          48,500               46,700
                 Other                                              4,500                4,500
                                                        ------------------   ------------------
                                                                  177,000              171,500
                                                        ==================   ==================

                                                           September 30,        December 31,
                 By business:                                  2000                 1999
                                                        ------------------   ------------------
                 Full service lease                               130,200              124,700
                 Commercial rental                                 43,900               43,500
                 Service vehicles and other                         2,900                3,300
                                                        ------------------   ------------------
                                                                  177,000              171,500
                                                        ==================   ==================

The totals in each of the tables above include the following non-revenue earning equipment:

                 Not yet earning revenue (NYE)                      2,300                3,200
                 No longer earning revenue (NLE)                    8,600                6,300
                                                        ------------------   ------------------
                                                                   10,900                9,500
                                                        ==================   ==================

Logistics Solutions

In the Logistics Solutions business segment, third quarter 2000 gross revenue totaled $394.3 million, an increase of 9.2% from the comparable period in 1999. Third quarter 2000 operating revenue was $295.1 million, an increase of 11.9% from the comparable period a year ago. In the first nine months of 2000, gross revenue totaled $1.2 billion, an increase of 13.1% from the first nine months of 1999, and operating revenue was $878.2 million, an increase of 17.8% over 1999. Revenue growth was principally due to increased business with existing accounts, in particular, automotive industry customers, and revenue from customers in the electronics and high technology industries that have been added in the last 12 months.

The Logistics Solutions business segment contribution margin decreased 12.0% to $16.8 million in the third quarter of 2000 compared with the third quarter of 1999. The contribution margin as a percentage of operating revenue was 5.7% in the third quarter of 2000, compared with 7.2% in the same quarter of 1999. Contribution margin decreased primarily due to increased overhead spending related to the opening of a new transportation management facility in early October 2000. This will consolidate all of the Company's transportation management operations into a single facility in Dallas, Texas. Contribution margin in the third quarter of 2000 was also reduced by $1.3 million for legal expenses related to the OfficeMax settlement. In the first nine months of 2000, contribution margin increased 30.6% to $52.1 million compared with the same period in 1999. The contribution margin as a percentage of operating revenue was 5.9% in the first nine months of 2000, compared with 5.4% in the first nine months of 1999. Improvements in contribution margin were due to improved performance on start-up accounts, as well as increased efficiency and expansion with existing customers.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
              Nine months ended September 30, 2000 and 1999

OPERATING RESULTS BY BUSINESS SEGMENT (continued)

Dedicated Contract Carriage

In the Dedicated Contract Carriage business segment, third quarter gross revenue totaled $136.7 million, an increase of 3.4% from the third quarter of 1999. Third quarter operating revenue was $134.5 million, an increase of 2.5% from the comparable period a year ago. Contribution margin decreased 2.0% to $14.8 million in the third quarter of 2000 compared with the third quarter of 1999. The contribution margin as a percentage of operating revenue was 11.0%, compared with 11.5% in the third quarter of 1999. The lower contribution margin in the third quarter was due to increased fuel and driver costs compared to the third quarter of 1999. The Company expects this trend to continue into 2001. In the first nine months of 2000, gross revenue totaled $404.3 million, an increase of 5.5% from the first nine months of 1999. Operating revenue for the first nine months of 2000 was $399.9 million, an increase of 5.3% from the comparable period a year ago. Contribution margin increased 1.9% to $43.0 million in the first nine months of 2000 compared with the first nine months of 1999. The contribution margin as a percentage of operating revenue was 10.8%, compared with 11.1% in the first nine months of 1999. The improvements in revenue were largely influenced by the successful efforts during the end of 1999 to minimize lost business in the segment. The increase in contribution margin for the nine months ended September 30, 2000 compared to the same period in 1999 is primarily due to favorable comparisons year-over-year, particularly in the first quarter, for the termination of certain unprofitable contracts, net of the increase in fuel and driver costs noted above.

Central Support Services

Central Support Services are those costs incurred to support all business segments, including sales and marketing, human resources, finance, shared management information systems, customer solutions, health and safety, legal and communications. Central Support Services expenses were as follows:

                                                   Three Months Ended                         Nine Months Ended
                                                      September 30,                             September 30,
                                               ---------------------------              ----------------------------
In millions                                           2000           1999                       2000           1999
                                               ------------   ------------              -------------   ------------
Sales and marketing                             $      9.9           11.3                       31.4           36.6
Human resources                                        5.8            3.4                       16.3           12.4
Finance                                               14.4           13.4                       40.9           39.5
Corporate services/public affairs                      2.6            3.1                        8.3            9.4
MIS                                                   24.8           21.4                       75.0           62.3
Customer solutions                                     4.4            3.9                       13.3           10.5
Health and safety                                      2.4            2.3                        7.0            6.8
Other                                                  7.5            4.5                       19.4           16.4
                                               ------------   ------------              -------------   ------------
     Total Central Support Services             $     71.8           63.3                      211.6          193.9
                                               ============   ============              =============   ============

The increase was due primarily to additional spending on management information systems, training costs and incremental spending for customer solutions, Ryder Capital Services, and e-Commerce. Such increases were partially offset by a reduction in sales and marketing expenses and interest expense attributed to Central Support Services. Ryder Capital Services, e-Commerce and interest expense are included in "other".

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
              Nine months ended September 30, 2000 and 1999

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following is a summary of the Company's cash flows from continuing operating, financing and investing activities for the nine months ended September 30, (in thousands):

                                                        2000             1999
                                                        ----             ----
Net cash provided by (used in):
         Operating activities                       $ 654,773           367,260
         Financing activities                        (251,387)         (217,017)
         Investing activities                        (404,701)           21,838
                                                    ----------       -----------
Net cash flows from continuing operations           $  (1,315)          172,081
                                                    ==========       ===========

A summary of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.

The improvement in cash flow from operating activities in the first nine months of 2000, compared with the same period last year, was primarily attributable to increases in the aggregate balance of trade receivables sold. The increase in cash used in financing activities in the first nine months of 2000, compared to the same period last year, was due primarily to repayment of debt using a portion of the cash received from the sale of trade receivables and sale-leaseback transactions. The increase in cash used for investing activities in the first nine months of 2000 compared with the same period last year was attributable to RPTS in 1999, net of reduced capital expenditures in 2000 as compared to 1999.

A summary of capital expenditures for continuing operations for the nine months ended September 30 follows (in thousands):

                                                      2000                1999
                                                      ----                ----
Revenue earning equipment                         $   970,018          1,441,992
Operating property and equipment                       69,451             80,456
                                                  -----------          ---------
                                                  $ 1,039,469          1,522,448
                                                  ===========          =========

The decrease in capital expenditures for revenue earning equipment was due principally to improved controls over capital expenditures and a reduction in the volume of early terminations of full service leases compared to the third quarter and first nine months of 1999. Such decrease was partially offset by purchases of revenue earning equipment during the nine months ended September 30, 2000 that had been postponed from the fourth quarter of 1999. Management expects capital expenditures for the full year 2000 will be less than full year 1999 levels. The Company expects to fund its remaining 2000 capital expenditures principally with internally generated funds.

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

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
              Nine months ended September 30, 2000 and 1999

LIQUIDITY AND CAPITAL RESOURCES (continued)

Financing (continued)

The Company's debt ratings as of September 30, 2000 were as follows:

                                    Commercial            Unsecured
                                         Paper                Notes
                                    ----------            ---------
Moody's Investors Service                   P2                 Baa1
Standard & Poor's Ratings Group             A2                  BBB
Fitch                                       D2                   A-

Total debt was $2.23 billion at September 30, 2000, or a decrease of 6.7% from December 31, 1999. During the first nine months of 2000, the Company made $17.1 million of scheduled unsecured note payments, $11.0 million of payments in accordance with sinking fund requirements, and retired $313.0 million of medium-term notes. U.S. commercial paper outstanding at September 30, 2000 increased to $470.9 million, compared with $320.0 million at December 31, 1999, primarily to fund capital expenditures. The Company participates in an agreement to sell, with limited recourse, up to $375.0 million of trade receivables on a revolving basis through July 2002. At September 30, 2000 and December 31, 1999, the outstanding balance of receivables sold pursuant to this agreement was $229.0 and $75.0 million, respectively. The Company's foreign debt decreased approximately $44.0 million from December 31, 1999 to $356.0 million at September 30, 2000. The Company's percentage of variable-rate financing obligations was 28.2% at September 30, 2000 compared to 19.2% at December 31, 1999. The Company's debt-to-equity ratio at September 30, 2000 decreased to 182% from 199% at December 31, 1999.

As of September 30, 2000, $188.6 million was available under the Company's $720.0 million global revolving credit facility, which expires in 2002. Foreign borrowings of $60.5 million were outstanding under the facility as of September 30, 2000. In September 1998, the Company filed an $800.0 million shelf registration statement with the Securities and Exchange Commission. Proceeds from debt issues under the shelf registration are expected to be used for capital expenditures, debt refinancing and general corporate purposes. The Company has $487.0 million of debt securities available for issuance under this shelf registration statement.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Because SFAS No. 140 focuses on control, after a transfer of financial assets, an entity is required to recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. All measurements and allocations should be based on fair value. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company is currently assessing the impact of SFAS No. 140.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
              Nine months ended September 30, 2000 and 1999

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires all derivatives to be recognized at fair value as either assets or liabilities on the balance sheet. Any net gain or loss resulting from changes in such fair value is required to be recognized in earnings to the extent the derivatives are not effective as hedges. This Statement, as amended by SFAS 138, is effective for fiscal years beginning after June 15, 2000, and is effective for interim periods in the initial year of adoption. Based on the Company's work to date, adoption of this Statement is not expected to have a material impact on the Company's results of operations or financial position. The Company will adopt SFAS 133 in the first quarter of 2001.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB Opinion No. 25" (FIN 44). This Interpretation provides guidance for issues that have arisen in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." FIN 44 applies prospectively to new stock awards, exchanges of stock awards in a business combination, modifications to outstanding stock awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings of stock awards and the definition of an employee which apply to stock awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. Based upon the terms of the Company's existing stock-based compensation plans, the impact of FIN 44 was not material.

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

Important factors that could cause such differences include, among others, general economic conditions in the United States and worldwide, the highly competitive environment applicable to the Company's operations (including the state of the used truck market, competition in logistics solutions from other logistics companies as well as from air cargo, shipping, railroads and motor carriers and competition in full service truck leasing and commercial rental from companies providing similar services as well as from truck and trailer manufacturers who provide leasing, extended warranty maintenance, rental and other transportation services), greater than expected expenses associated with the Company's personnel needs or activities (including increased cost of freight and transportation), availability of equipment, changes in customers' business environments (or the loss of a significant customer), or changes in government regulations.

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

   (a)   Exhibits
         --------

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

   (b)   Reports on Form 8-K
         -------------------

         There were no reports on Form 8-K filed by the Registrant during the period covered by this report.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RYDER SYSTEM, INC.
                                         (Registrant)

Date:   November 7, 2000                 /S/ CORLISS J. NELSON
                                         ---------------------
                                         Corliss J. Nelson
                                         Senior Executive Vice President-Finance
                                         and Chief Financial Officer
                                         (Principal Financial Officer)

Date:   November 7, 2000                 /S/ RICHARD G. RODICK
                                         ---------------------
                                         Richard G. Rodick
                                         Vice President and Controller
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