Form 10-K
period 2000-12-31
RYDER SYSTEM INC
filed 2001-03-26
CIK 85961

FORM 10-K

           SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549


               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM _____ TO ______

                         Commission file number 1-4364

                              RYDER SYSTEM, INC.
            (Exact name of registrant as specified in its charter)

    FLORIDA                                            59-0739250
    -----------------------------------------------    -------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)

    3600 N.W. 82 AVENUE, MIAMI, FLORIDA  33166         (305) 500-3726
    -----------------------------------------------    -------------------------
    (Address of principal executive                    (Telephone number
    offices including zip code)                        including area code)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [_]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold as of January 31, 2001, was $1,208,800,623. The number of shares of Ryder System, Inc. Common Stock ($.50 par value) outstanding as of January 31, 2001, was 60,049,481.

       DOCUMENTS INCORPORATED BY                 PART OF FORM 10-K INTO WHICH
       REFERENCE INTO THIS REPORT                DOCUMENT IS INCORPORATED

       Ryder System, Inc. 2001 Proxy             Part III
       Statement


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

   Ryder System, Inc. Medium-Term Notes,            None
   Series 16, due 9 months or more from date of issue at rate based on market rates at time of issuance

   SECURITIES REGISTERED PURSUANT TO
   SECTION 12(g) OF THE ACT:                        None


                            [Cover page 3 of 3 pages]

                              RYDER SYSTEM, INC.
                            Form 10-K Annual Report

                               TABLE OF CONTENTS

                                                                      PAGE NO.
                                                                      --------

PART I

Item 1  Business.....................................................     5
Item 2  Properties...................................................     8
Item 3  Legal Proceedings............................................     8
Item 4  Submission of Matters to a Vote of Security Holders..........     8


PART II

Item 5  Market for Registrant's Common Equity and Related
          Stockholder Matters........................................     9
Item 6  Selected Financial Data......................................     9
Item 7  Management's Discussion and Analysis of Financial
        Condition and Results of Operations..........................    10

Item 7A Quantitative and Qualitative Disclosures About Market Risk...    22
Item 8  Financial Statements and Supplementary Data..................    23
Item 9  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure........................    50

PART III

Item 10 Directors and Executive Officers of the Registrant...........    50
Item 11 Executive Compensation.......................................    50
Item 12 Security Ownership of Certain Beneficial Owners and
          Management.................................................    50

Item 13 Certain Relationships and Related Transactions...............    50

PART IV

Item 14 Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K..................................................     51

                                    PART I

                               ITEM 1. BUSINESS

GENERAL

Ryder System, Inc. (the "Company") was incorporated in Florida in 1955. The Company operates in three reportable business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing, commercial rental and programmed maintenance of trucks, tractors and trailers to customers, principally in the U.S., Canada and the United Kingdom; (2) Supply Chain Solutions (SCS), which provides comprehensive supply chain consulting and lead logistics management solutions that support customers' entire supply chains, from inbound raw materials through distribution of finished goods throughout North America, in Latin America, Europe and Asia and (3) Dedicated Contract Carriage (DCC), which provides vehicles and drivers as part of a dedicated transportation solution, principally in North America. As of December 31, 2000, the Company and its subsidiaries had a fleet of 176,300 vehicles and 33,089 employees.(1)

On September 13, 1999, the Company sold its public transportation services business (RPTS). The disposal of this business has been accounted for as discontinued operations and, accordingly, its operating results and cash flows are segregated and reported as discontinued operations in the Company's consolidated financial statements.

Financial information about business segments is included in Item 8 on pages 45 through 47 of this report.

TRANSPORTATION AND LOGISTICS BUSINESS UNITS

FLEET MANAGEMENT SOLUTIONS

The FMS business segment provides full service truck leasing to over 14,000 customers globally ranging from large national enterprises to small companies, with a fleet of 130,700 vehicles. Under a full service lease, The Company provides customers with vehicles, maintenance, supplies and related equipment necessary for operation, while the customers furnish and supervise their own drivers, and dispatch and exercise control over the vehicles. Additionally, the Company provides contract maintenance to service customer vehicles under maintenance contracts, and provides short-term truck rental, which tends to be seasonal, to commercial customers to supplement their fleets during peak business periods. A fleet of 42,200 vehicles, ranging from heavy-duty tractors and trailers to light-duty trucks, is available for commercial short-term rental. In 2000, the FMS business segment focused on the expansion of its long-term contractual businesses such as the full service leasing of trucks, tractors and trailers, and contract truck maintenance through internal growth. The Company also provides additional services for customers, including fleet management, freight management and the Ryder Citicorp Finance Lease program. By expanding its vehicle financing options, Ryder gives customers the flexibility to choose a full service lease or the combination of a finance lease and contract maintenance for their vehicles.

SUPPLY CHAIN SOLUTIONS

The SCS business segment provides global integrated logistics support of customers' entire supply chains, from in-bound raw materials supply through finished goods distribution, the management of carriers, and inventory deployment and overall supply chain design and management. Services include varying combinations of logistics system and information technology design, the provision of vehicles and equipment (including maintenance and drivers), warehouse management (including cross docking and flow-through distribution), transportation management, vehicle dispatch, and in-bound and out-bound just-in-time delivery. Supply chain solutions includes procurement and management of all modes of transportation, shuttles, interstate long-haul operations, just-in-time service to assembly plants and factory-to-warehouse-to-retail facility service. These services are used in major industry sectors including electronics, high-tech, telecommunications, automotive, industrial, aerospace, consumer packaged goods, paper and paper products, chemical, office equipment, news, food and beverage, general retail industries, along with other industries and the federal sector. Part of Ryder's strategy is to take advantage of, and build upon, the expertise, market knowledge and infrastructure of strategic alliance and joint venture partners to complement its own expertise in providing supply chain solutions to businesses involved in the over-the-road transportation of goods and to those who move goods around the world using any mode of transportation.

In 2000, SCS continued to expand its presence in the logistics market through internal growth, increased emphasis on global account management and initiation of strategic alliances. Ongoing expansion initiatives included the establishment of e-Commerce services and increased capabilities in Asia and the Pacific Rim.

_____________________
(1) This number does include drivers obtained by certain subsidiaries of the Company under driver leasing agreements.

DEDICATED CONTRACT CARRIAGE

The DCC business segment combines the equipment, maintenance and administrative services of a full service lease with additional services in order to provide a customer with a dedicated transportation solution. Such additional services include driver hiring and training, routing and scheduling, fleet sizing and other technical support. Ryder has sought to expand its DCC operations in 2000 through internal growth.

DISPOSITION OF REVENUE EARNING EQUIPMENT

The Company's FMS segment has historically disposed of used revenue earning equipment at prices in excess of book value. However, during 2000 an industry-wide downturn in the market for new and used tractors and trucks, particularly "Class 8" vehicles (the largest heavy-duty tractors and straight trucks), combined with higher average book values per unit, led to the Company recording reduced gains on the sale of revenue earning equipment. Additionally, the company recorded impairment charges related to class 8 vehicles. See further discussion under item 7.

The gains on the sale of revenue earning equipment were approximately 5%, 12% and 12% of earnings from continuing operations before interest, taxes and unusual items in 2000, 1999 and 1998, respectively. The extent to which gains will be realized on future disposal of revenue earning equipment is dependent upon various factors including the general state of the used vehicle market, the age and condition of vehicles at the time of their disposal and depreciation methods with respect to vehicles.

COMPETITION

As an alternative to using the Company's services, customers may choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors.

The FMS and DCC business segments compete with companies providing similar services on national, regional and local level. Regional and local competitors may sometimes provide services on a national level through their participation in various cooperative programs and through their membership in various industry associations. Competitive factors include price, equipment, maintenance, service and geographical coverage and, with respect to DCC, driver and operations expertise. Ryder also competes, to an extent and particularly in the U.K., with a number of truck and trailer manufacturers who provide truck and trailer leasing, extended warranty maintenance, rental and other transportation services. Value-added differentiation of the full service truck leasing, truck rental, contract and non-contract truck maintenance service and DCC offerings has been, and will continue to be, Ryder's emphasis.

In the SCS business segment, Ryder competes with companies providing similar services on an international, national, regional and local level. Additionally, this business is subject to potential competition in most of the regions it serves from air cargo, shipping, railroads, motor carriers and other companies that are expanding logistics services such as freight forwarders and integrators. Competitive factors include price, service, equipment, maintenance, geographical coverage, market knowledge, expertise in logistics-related technology, and overall performance (e.g., timeliness, accuracy and flexibility). Value-added differentiation of these service offerings across the full global supply chain will continue to be Ryder's overriding strategy.

OTHER DEVELOPMENTS AND FURTHER INFORMATION

Many federal, state and local laws designed to protect the environment, and similar laws in some foreign jurisdictions, have varying degrees of impact on the way the Company and its subsidiaries conduct their business operations, primarily with regard to their use, storage and disposal of petroleum products and various wastes associated with vehicle maintenance and operating activities. Based on information presently available, management believes that the ultimate disposition of such matters, although potentially material to the Company's results of operations in any one year, will not have a material adverse affect on the Company's financial condition or liquidity.

For further discussion concerning the business of the Company and its subsidiaries, see the information included in Items 7 and 8 of this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

All of the executive officers of the Company were elected or re-elected to their present offices either at or subsequent to the meeting of the Board of Directors held on May 5, 2000 in conjunction with the Company's 2000 Annual Meeting on the same date. They all hold such offices, at the discretion of the Board of Directors, until their removal, replacement or retirement.



                 NAME             AGE                 POSITION
            ----------------      ---     ---------------------------------
            M. Anthony Burns       58     Chairman of the Board

            Dwight D. Denny        57     Executive Vice President, Asset
                                          Management

            Bobby J. Griffin       52     Executive Vice President, Global
                                          Supply Chain Operations

            Tracy A. Leinbach      41     Executive Vice President, Fleet
                                          Management Solutions

            Challis M. Lowe        55     Executive Vice President, Human
                                          Resources, Public Affairs and
                                          Corporate Communications

            Corliss J. Nelson      56     Senior Executive Vice President and
                                          Chief Financial Officer

            Vicki A. O'Meara       43     Executive Vice President, General
                                          Counsel and Secretary

            Lisa A. Rickard        45     Senior Vice President, Government
                                          Relations

            Richard G. Rodick      42     Senior Vice President and Controller

            Gregory T. Swienton    52     President and Chief Executive Officer

            Gene R. Tyndall        61     Executive Vice President, Global
                                          Markets and e-Commerce

M. Anthony Burns has been Chairman of the Board since May 1985 and a director since December 1979. He also served as the Company's Chief Executive Officer from January 1983 until November 2000 and President from December 1979 until June 1999.

Dwight D. Denny has been Executive Vice President, Asset Management since February 2000. Mr. Denny was Executive Vice President, Development from December 1995 to February 2000, and was President, Ryder Commercial Leasing and Services from December 1992 to December 1995. Mr. Denny served Ryder Truck Rental, Inc. as Executive Vice President and General Manager, Commercial Leasing & Services from June 1991 to December 1992. Mr. Denny also served Ryder Truck Rental, Inc. as Senior Vice President and General Manager, Eastern Area from March 1991 to June 1991, and Senior Vice President, Central Area from December 1990 to March 1991. Mr. Denny previously served Ryder Truck Rental, Inc. as Region Vice President in Tennessee from July 1985 to December 1990.

Bobby J. Griffin has been Executive Vice President, Global Supply Chain Operations since March 2001. Prior to this appointment, Mr. Griffin was Senior Vice President, Field Management West from January 2000 to March 2001. Mr. Griffin was Vice President, Operations of Ryder Transportation Services from 1997 to December 1999. Mr. Griffin also served Ryder as Vice President and General Manager of ATE Management and Service Company, Inc. and of Managed Logistics Systems, Inc. operating units of the former Ryder Public Transportation Services, positions he held from 1993 to 1997. Mr. Griffin was Executive Vice President, Western Operations of Ryder/ATE from 1987 to 1993. He joined Ryder as Executive Vice President, Consulting of ATE in 1986 after Ryder acquired ATE Management and Service Company.

Tracy A. Leinbach has been Executive Vice President, Fleet Management Solutions since March 2001. Ms. Leinbach served as Senior Vice President, Sales and Marketing from September 2000 to March 2001, and she was Senior Vice President Field Management from July 2000 to September 2000. Ms. Leinbach also served as Managing Director Europe of Ryder Transportation Services from January 1999 to July 2000 and previously she had served Ryder Transportation Services as Senior Vice President and Chief Financial Officer from 1998 to January 1999, Senior Vice President, Business Services from 1997 to 1998, and Senior Vice President, Purchasing and Asset Management for six months during 1996. From 1985 to 1996, Ms. Leinbach held various financial positions in Ryder subsidiaries.

Challis M. Lowe has served as Executive Vice President, Human Resources, Public Affairs and Corporate Communications since November 2000. Before joining Ryder, Ms. Lowe was Executive Vice President, Human Resources and Administrative Services at Beneficial Management Corp., a financial services company, from 1997 to 1998. Previously, she was Executive Vice President at Heller International, a financial services company, from 1993 to 1997 where she was responsible for Human Resources and Communications.

Corliss J. Nelson has been Senior Executive Vice President and Chief Financial Officer since April 1999. Previously, Mr. Nelson was President of Koch Capital Services and was a Vice President of Koch Industries, Inc., a diversified company.

Vicki A. O'Meara has been Executive Vice President and General Counsel since June 1997 and Secretary since February 1998. Previously, Ms. O'Meara was a partner with the Chicago office of the law firm of Jones Day Reavis & Pogue.

Lisa A. Rickard has been Senior Vice President, Government Relations since January 1997. Ms. Rickard served as Vice President, Federal Affairs from January 1994 until January 1997. From June 1982 until December 1993, Ms. Rickard was with the Washington law firm of Akin, Gump, Strauss, Hauer & Feld, LLP, where she was a partner.

Richard G. Rodick has been Senior Vice President and Controller at Ryder System, Inc. since March 1999 and he was Vice President and Controller, Business Services of Ryder Transportation Services from June 1998 to March 1999. Mr. Rodick served as Field Finance Director of Commercial Leasing and Services from January 1997 to June 1998 and as District Controller from August 1994 to January 1997. From 1988 to 1994, Mr. Rodick held various financial positions at Ryder subsidiaries.

Gregory T. Swienton has been President since June 1999 and Chief Executive Officer since November 2000. Previously, Mr. Swienton was Chief Operating Officer from June 1999 to November 2000. Before joining Ryder, Mr. Swienton was Senior Vice President of Growth Initiatives of Burlington Northern Santa Fe Corporation (BSNF) and before that Mr. Swienton was BNSF's Senior Vice President, Coal and Agricultural Commodities Business Unit.

Gene R. Tyndall has been Executive Vice President, Global Markets and e-Commerce since June 2000. Previously, he served as Senior Vice President, Global Customer Solutions from 1999 to 2000. Prior to joining Ryder, Mr. Tyndall was senior partner and leader of the Ernst & Young Global Supply Chain Management Consulting Practice were he spent twenty years providing logistic consulting services and developing the global supply chain consulting practice.

                              ITEM 2. PROPERTIES

The Company's property consists primarily of vehicles, vehicle maintenance and repair facilities, and other real estate and improvements. Information regarding vehicles is included in Item 1 of this Form 10-K. The Company maintains its property records based on legal entities, which are different from the Company's business segments.

Ryder Integrated Logistics, Inc. has nearly 880 locations in the United States and Canada. Almost all of these facilities are leased. Such locations generally include a warehouse and administrative offices.

Ryder Transportation Services has approximately 780 locations in the United States, Puerto Rico and Canada; nearly 390 of these facilities are owned and the remainder are leased. Such locations generally include a repair shop and administrative offices.

The Company's international operations (locations outside of North America) have over 120 locations. These locations are in the United Kingdom, Germany, the Netherlands, Sweden, Hungary, Poland, Mexico, Argentina, Brazil and Singapore. Almost all of these facilities are leased. Such locations generally include a repair shop, warehouse and administrative offices.

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

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2000.

                                    PART II

                 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

Information required by Item 5 is included in Item 8, "Supplementary Data."

                         ITEM 6. SELECTED FINANCIAL DATA


FIVE YEAR SUMMARY

Years ended December 31                                  2000             1999            1998          1997         1996
--------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)
Revenue                                            $5,336,792        4,952,204       4,606,976     4,368,148    4,496,373
Earnings from continuing operations
  before unusual items/(a)/:
  Before income taxes                              $  183,335          193,637         238,942       213,042      134,335
  After income taxes                               $  115,501          121,129         149,292       130,019       79,158
  Per diluted common share/(a)/                        $ 1.93             1.76            2.03          1.66         0.97
Earnings (loss) from continuing operations:
  Before income taxes                              $  141,321          117,494         204,564       209,550      (47,653)
  After income taxes                               $   89,032           72,917         127,812       127,888      (43,845)
  Per diluted common share/(a)/                    $     1.49             1.06            1.74          1.64        (0.54)
Net earnings (loss)/(b)/                           $   89,032          419,678         159,071       175,685      (41,318)
  Per diluted common share/(b)/                    $     1.49             6.11            2.16          2.25        (0.51)
Cash dividends per common share                    $     0.60             0.60            0.60          0.60         0.60
Average common shares - diluted
  (in thousands)                                       59,759           68,732          73,645        78,192       81,263
Average shareholders' equity,
  excluding unusual items                          $1,225,910        1,122,698       1,106,133     1,126,519    1,261,101
Return on average common equity (%)                       7.3              7.2            14.5          12.4         (5.6)
Book value per common share                        $    20.86            20.29           15.37         14.39        14.19
Market price - high                                $    25.13            28.75           40.56         37.13        31.13
Market price - low                                 $    14.81            18.81           19.44         27.13        22.63
Total debt                                         $2,016,980        2,393,389       2,583,031     2,568,915    2,436,968
Long-term debt                                     $1,604,242        1,819,136       2,099,697     2,267,554    2,237,010
Debt-to-equity (%)                                        161              199             236           242          220
Year-end assets                                    $5,474,923        5,770,450       5,708,601     5,509,060    5,645,389
Return on average assets (%)/(c)/                         1.6              1.3             2.4           2.5         (0.8)
Average asset turnover (%)/(c)/                          93.8             85.4            86.5          83.7         83.4
Cash flow from continuing operating
  activities and asset sales/(d)/                  $1,245,441          671,721       1,212,172       908,845      839,945
Capital expenditures, including
  capital leases/(c)/                              $1,288,784        1,734,566       1,333,352       992,408    1,210,372
Number of vehicles/(c)/                               176,300          171,500         162,700       152,800      152,800
Number of employees/(c)/                               33,089           30,340          29,166        27,516       27,924
-=========================================================================================================================

(a) Unusual items represent Year 2000 expense, 2000, 1999 and 1996 restructuring and other charges and results of the consumer truck rental business. Year 2000 expense totaled $24 million ($15 million after-tax, or $0.22 per diluted common share) in 1999, $37 million ($23 million after-tax, or $0.32 per diluted common share) in 1998 and $3 million ($2 million after-tax, or $0.03 per diluted common share) in 1997. Restructuring and other charges totaled $42 million ($26 million after-tax, or $0.44 per diluted common share) in 2000, $52 million ($33 million after-tax, or $0.48 per diluted common share) in 1999, $(3) million ($(2) million after-tax, or $(0.03) per diluted common share) in 1998 and $227 million ($149 million after-tax, or $1.84 per diluted common share) in 1996. The consumer truck rental business reported earnings of $45 million ($27 million after-tax, or $0.33 per diluted common share) in 1996.

(b) Net earnings for 1999 include, in addition to the items discussed in (a) above, an after-tax extraordinary loss of $4 million ($0.06 per diluted common share) relating to the early extinguishment of debt. Net loss for 1996 includes, in addition to the items discussed in (a) above, an after-tax extraordinary loss of $10 million ($0.12 per diluted common share) relating to the early extinguishment of debt. Net earnings (loss) for 1999, 1998, 1997 and 1996 include the results of discontinued operations.

(c)  Excludes discontinued operations.

(d)  Excludes sale-leaseback transactions.

                ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company operates in three reportable business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing, commercial rental and programmed maintenance of trucks, tractors and trailers to customers, principally in the U.S., Canada and the United Kingdom; (2) Supply Chain Solutions (SCS), which provides comprehensive supply chain consulting and lead logistics management solutions that support customers' entire supply chains, from inbound raw materials through distribution of finished goods throughout North America, in Latin America, Europe and Asia; and (3) Dedicated Contract Carriage (DCC), which provides vehicles and drivers as part of a dedicated transportation solution, principally in North America. During 1999, the Company sold its public transportation services business (RPTS). The following discussion excludes the results of RPTS, which has been classified as discontinued operations.

CONSOLIDATED RESULTS

Years ended December 31        2000          1999      1998
--------------------------------------------------------------------------------
(in thousands)
Earnings from continuing
  operations before
  unusual items*              $115,501      121,129    149,292
Per diluted common share          1.93         1.76       2.03
Earnings from continuing
  operations                    89,032       72,917    127,812
Per diluted common share          1.49         1.06       1.74
Weighted average shares
  outstanding - diluted         59,759       68,732     73,645
================================================================================

*Year 2000 expense and restructuring and other charges.

Earnings from continuing operations increased 22 percent in 2000 and decreased 43 percent in 1999. See "Operating Results by Business Segments" for a further discussion of operating results in the past three years. Earnings per share growth rates have exceeded earnings growth rates over the last two years because the average number of shares outstanding has decreased during these periods. The decrease in average shares outstanding reflects the impact of the Company's various stock repurchase programs conducted through the end of 1999.

Years ended December 31        2000          1999       1998
--------------------------------------------------------------------------------

(in thousands)
Revenue
Fleet management
  solutions                  $3,555,990    3,307,244  3,162,910
Supply chain solutions        1,604,862    1,449,871  1,242,664
Dedicated contact
  carriage                      542,096      522,800    512,800
Eliminations                   (366,156)    (327,711)  (311,398)
                             ---------------------------------------------------
Total revenue                $5,336,792    4,952,204  4,606,976
================================================================================

Revenue from continuing operations increased 8 percent in 2000 compared with 1999, led by SCS, which grew 11 percent. FMS posted revenue gains of 8 percent, due primarily to increased fuel revenue resulting from increases in related fuel prices. However, the Company did not realize additional contribution margin as a result of these increases. Revenue from continuing operations increased 7 percent in 1999 compared with 1998, led by SCS, which grew 17 percent. FMS posted revenue gains of 5 percent due primarily to full service leasing and programmed maintenance. The FMS segment leases revenue earning equipment, sells fuel and provides maintenance and other ancillary services to the SCS and DCC segments. Inter-segment sales are accounted for at approximate fair value as if the sales were made to third parties. Eliminations reflect the elimination of revenue for these services and sales.

Years ended December 31       2000         1999         1998
--------------------------------------------------------------------------------

(in thousands)
Operating expense         $3,623,450    3,320,687    3,079,940
Percentage of revenue             68%          67%          67%
================================================================================

Operating expense increased 9 percent in 2000 compared with 1999. The increase was primarily attributable to higher fuel costs due to fuel price increases. Operating expense increased 8 percent in 1999 compared with 1998, due to higher compensation and employee benefits expense, outside driver costs, vehicle liability and technology costs primarily as a result of higher business volumes and higher fuel costs due to fuel price increases, particularly in the second half of 1999.

Years ended December 31     2000         1999       1998
--------------------------------------------------------------------------------

(in thousands)
Freight under
  management expense    $421,644      425,769    330,124
Percentage of revenue          8%           9%         7%
================================================================================

Freight under management (FUM) expense represents subcontracted freight costs on logistics contracts for which the Company purchases transportation. FUM expense decreased $4 million, or 1 percent, in 2000. The Company's vehicle-based SCS revenue in 2000 was flat compared with 1999, which led to a similar trend related to FUM expense. FUM expense increased $96 million, or 29 percent, in 1999 compared with 1998, reflecting growth in related logistics contracts. The Company focused its efforts to expand its SCS business in 2000 on service-based, rather than vehicle-based revenue and expects to continue this strategy in 2001.

Years ended December 31     2000         1999       1998
--------------------------------------------------------------------------------

(in thousands)
Depreciation expense    $580,356      622,726    626,293
Gains on vehicle sales   (19,307)     (55,961)   (56,631)
Equipment rental         385,763      266,995    205,990
================================================================================

Depreciation expense decreased by $42 million, or 7 percent, compared with 1999. The decrease resulted principally from sale-leaseback and other leasing transactions which increased the number of leased (as opposed to owned) vehicles in the Company's fleet. Consistent with the charges recorded in the third quarter of 2000 (described in "Restructuring and Other Charges") to reflect decreases in the market value of used tractors, the Company reduced residual values for certain vehicles, principally tractors, currently in use and expected to be disposed of during the next two years. In light of this change, the Company expects to record additional depreciation and rent expense over the next two years on a declining basis.

Depreciation expense decreased 1 percent in 1999 compared with 1998, due to the impact of sale-leaseback transactions completed since December 1998 and, to a lesser extent, depreciation changes made over the past several years with respect to residual values and useful lives of revenue earning equipment.

Gains on vehicle sales decreased to $19 million in 2000 from $56 million in 1999. During 2000, average sales proceeds per unit decreased for certain classes of tractors and have generally been stable for other tractors and types of trucks compared with 1999. However, the average book value per unit of units sold in 2000 was generally greater than that of units sold in 1999.

Gains on vehicle sales decreased 1 percent in 1999 compared with 1998 due to a decrease in the average gain per vehicle sold, which offset a 25 percent increase in the number of vehicles sold. The reduced average gains reflect the overall increased carrying value of vehicles at the date of disposition and a changing mix of vehicles sold and disposal methods. Average proceeds per vehicle sold in 1999 exceeded 1998 levels.

The Company periodically reviews and adjusts the residual values, reserves for guaranteed lease termination values and useful lives of revenue earning equipment based on current and expected operating trends and projected realizable values. The Company believes that its carrying values and estimated sales proceeds for revenue earning equipment are appropriate. However, a greater than anticipated decline in the market for used vehicles may require the Company to further adjust such values and estimates.

Equipment rental primarily consists of rental costs on revenue earning equipment. Equipment rental costs have increased in 2000 and 1999 compared with prior years as a result of sale-leaseback and securitization transactions completed in the last two years.

Years ended December 31     2000         1999       1998
--------------------------------------------------------------------------------

(in thousands)
Interest expense        $154,009      187,176    187,786
Percentage of revenue          3%           4%         4%
================================================================================

Interest expense decreased 18 percent in 2000, compared with 1999, due primarily to lower commercial paper interest rates, debt reductions associated with the use of proceeds from the RPTS sale and the impact of sale-leaseback transactions completed since December 1998. Interest expense was virtually unchanged in 1999 compared with 1998. In 1999, the effect of debt reductions associated with the use of proceeds from the RPTS sale and the impact of sale-leaseback transactions completed since December 1998 was offset by the impact of higher average outstanding debt levels, particularly during the second and third quarters of 1999, primarily from increased levels of capital sending.

Years ended December 31     2000         1999       1998
--------------------------------------------------------------------------------

(in thousands)
Miscellaneous expense
  (income), net           $7,542       (8,825)    (5,468)
================================================================================

The Company recorded net miscellaneous expense in 2000 compared with net miscellaneous income in 1999. The growth in expense was due to an increase of $7 million in fees (due to an increase in dollar volume) related to the Company's trade receivables sale facility in 2000. Additionally, in 1999, such fees were offset by a $5 million gain on the sale of non-operating property and $4 million of interest income earned on temporarily investing the proceeds from the RPTS sale.

        Miscellaneous income increased in 1999 compared to 1998.

Years ended December 31     2000         1999       1998
--------------------------------------------------------------------------------

(in thousands)
Unusual items:
Restructuring and
  other charges, net     $42,014       52,093     (3,040)
Year 2000 expense             --       24,050     37,418
                         -------------------------------------------------------
                         $42,014       76,143     34,378
================================================================================

Unusual items represent restructuring and other charges, which include asset impairment charges, and Year 2000 expense. Restructuring and other charges totaled $42 million in 2000 compared with $52 million in 1999. Incremental Year 2000 expense totaled $24 million in 1999 compared with $37 million in 1998. See the "Restructuring and Other Charges" section of this Financial Review for a further discussion of these matters.

Years ended December 31     2000         1999       1998
--------------------------------------------------------------------------------

(in thousands)
Provision for
  income taxes           $52,289       44,577     76,752
================================================================================

The effective income tax rate is the provision for income taxes as a percentage of income from continuing operations before income taxes. The Company's effective tax rate was 37.0 percent in 2000, 37.9 percent in 1999 and 37.5 percent in 1998. The lower effective tax rates in 2000 and 1998 resulted primarily from lower state income taxes and lower net non-deductible items.

RESTRUCTURING AND OTHER CHARGES
In 2000, the Company recorded a pre-tax charge of $42 million. The components of the charge were as follows (in thousands):

Impairment - tractors identified for
  accelerated disposal                           $15,100
Impairment - other tractors:
  Owned                                            3,475
  Leased                                          23,095
Asset impairment charges                           3,339
Other charges                                        958
Recovery of prior year charges                    (3,953)
                                                 -------------------------------
  Total                                          $42,014
================================================================================

The most significant portion of the charge was a result of the industry-wide downturn in the market for new and used "Class 8" vehicles (the largest heavy-duty tractors and straight trucks) which led to a decrease in the market value of used tractors during the second half of 2000. The Company's unsold Class 8 inventory consists of units previously used by customers of the FMS segment. Tractors identified for accelerated disposal represent revenue earning equipment held for sale that the

Company identified in the third quarter of 2000 as increasingly undesirable and unmarketable due to lower-powered engines or a potential lack of future support for parts and service. Impairment of other tractors reflects owned and leased units for which estimated fair value less costs to sell declined below carrying value (or termination value, which represents the final payment due to lessors, in the case of leased units) in the third and fourth quarters of 2000.

The Company was involved in litigation with a former customer, OfficeMax, relating to a logistics services agreement that was terminated in 1997. In October 2000, the Company agreed to an out-of-court settlement with OfficeMax, ending this litigation. Asset impairment charges relate to the write-off, net of recoveries in the fourth quarter 2000, of certain assets related to the OfficeMax contract.

Other charges of $958,000 represent consulting fees incurred during 2000 related to the completion of the Company's 1999 profitability improvement study.

Recovery of prior year charges represents both the reversal of severance and employee-related charges and gains on vehicles sold in the United Kingdom during the third quarter of 2000, for which an impairment charge had been recorded in the 1999 restructuring. Prior year severance and employee-related charges were reversed due to refinements in estimates.

During the fourth quarter of 1999, the Company implemented several restructuring initiatives designed to improve profitability and align the organizational structure with the strategic direction of the Company. The Company also identified certain assets that would be sold or for which development would be abandoned as a result of the restructuring. During 1999, the Company also restructured its FMS operations in the United Kingdom following the December 1998 decision to retain the business. As a result of these initiatives, the Company recorded pre-tax restructuring and other charges in 1999 of $52 million.

The 1999 restructuring initiatives resulted in identification of approximately 250 employees whose jobs were terminated. Severance benefits totaled $17 million and were substantially paid during the year 2000.

Contractual lease obligations associated with facilities to be closed as a result of the restructuring amounted to $4 million. The Company also recorded asset impairments of $14 million for certain classes of used vehicles, real estate and other assets held for sale and software development projects that would not be implemented or further utilized in the future.

In conjunction with the restructuring, the Company formed a captive insurance subsidiary under which the Company's various self-insurance programs are administered. Costs incurred related to the start-up of this entity totaled $8 million. The Company also recorded $9 million for other charges incurred for professional consulting services and other costs associated with the restructuring initiative.

Restructuring and other charges in 1998 amounted to a credit of $3 million and included the reversal of charges resulting from the 1996 restructuring as well as unusual items incurred that year.

See the "Restructuring and Other Charges" note to the consolidated financial statements for additional discussion.

OPERATING RESULTS BY BUSINESS SEGMENT

Years ended December 31             2000         1999       1998
--------------------------------------------------------------------------------

(in thousands)
Revenue

Fleet management solutions:
  Full service lease and
     programmed
     maintenance              $1,865,345    1,816,599  1,762,621
  Commercial rental              523,776      540,734    505,558
  Fuel                           773,320      587,193    542,140
  Other                          393,549      362,718    352,591
                              --------------------------------------------------
                               3,555,990    3,307,244  3,162,910
Supply chain solutions         1,604,862    1,449,871  1,242,664
Dedicated contract
  carriage                       542,096      522,800    512,800
Eliminations                    (366,156)    (327,711)  (311,398)
                              --------------------------------------------------
Total revenue                 $5,336,792    4,952,204  4,606,976
================================================================================

Years ended December 31           2000         1999       1998
--------------------------------------------------------------------------------

(in thousands)
Contribution margin

Fleet management
  solutions                   $382,851      372,164    395,828
Supply chain solutions          70,242       56,365     56,914
Dedicated contract
  carriage                      59,669       58,100     59,600
Eliminations                   (41,888)     (40,280)   (39,666)
                           -----------------------------------------------------
                               470,874      446,349    472,676

Central support services      (287,539)    (252,712)  (233,734)
Restructuring and
  other charges                (42,014)     (52,093)     3,040
Year 2000 expense                   --      (24,050)   (37,418)
                           -----------------------------------------------------
Earnings from
  continuing operations
  before income taxes         $141,321      117,494    204,564
================================================================================

During the fourth quarter of 1999, the Company implemented several restructuring initiatives designed to improve profitability and align the organizational structure with the strategic direction of the Company (see "Restructuring and Other Charges"). As part of the restructuring, the Company changed how it manages and measures the business during the first quarter of 2000. Prior to the 1999 restructuring, the Company's three reportable business segments were Transportation Services, Integrated Logistics and International. The principal changes from prior management and measurement are (1) management of the business along product lines, without regard to geography; (2) discrete management and presentation of the DCC business; and (3) segment profitability measured by contribution margin. The business segment information presented reflects such changes. Prior year information has been restated to conform to the current year presentation.

Management evaluates business segment financial performance based upon several factors, of which the primary measure is contribution margin. Contribution margin represents each business segment's revenue, less direct costs and direct overheads related to the segment's operations. Business segment contribution margin for all segments (net of eliminations), less Central Support Services
(CSS) expenses and unusual items, is equal to earnings from continuing operations before income taxes. CSS are those costs incurred to support all business segments, including sales and marketing, human resources, finance, shared management information systems (MIS), customer solutions, health and safety, legal and communications. CSS also includes expenses of certain new business initiatives, Ryder Capital Services and e-Commerce, which may be reported as business segments in the future once such operations become material.

Contribution margin related to inter-segment equipment and services billed to customers (equipment contribution) is included in both FMS and the business segment which served the customer, then eliminated. Equipment contribution included in SCS contribution margin was $20 million in 2000 and $19 million in 1999 and 1998. Equipment contribution included in DCC contribution margin was $22 million in 2000 and $21 million in 1999 and 1998. Interest expense is primarily allocated to the FMS business segment.

These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent stand-alone entity during the periods presented.

FLEET MANAGEMENT SOLUTIONS

FMS revenue increased 8 percent in 2000 compared with 1999 and 5 percent in 1999 compared with 1998. The results for both years were impacted by increases in fuel revenue, which were due to increases in fuel prices. FMS realized minimal changes in margin as a result of fuel price increases. Full service lease and programmed maintenance revenue increased in 2000 and 1999 compared with the previous years as a result of growth in both fleet size and average revenue per unit.

Commercial rental revenue decreased in 2000 and increased in 1999 compared with the previous years. In 1999, rental revenue grew due to a backlog in the arrival of new vehicles for full service lease customers. Rental vehicles were provided to these customers until new full service lease vehicles arrived and were prepared for use.

In 2000, such backlog was reduced to levels more comparable with 1998, which reduced the demand for rental vehicles by full service lease customers. Pure rental revenue (total rental revenue less rental revenue related to units provided to full service lease customers), increased 5 percent in 2000 compared with the prior year. Rental fleet utilization was 71 percent in 2000 and 1999 and 72 percent in 1998. Pure rental revenue and rental fleet utilization statistics are monitored for the U.S. only; however, management believes such metrics to be indicative of rental product performance for the Company as a whole. Other revenue, which relates to non-contractual maintenance, tractor rentals and other ancilliary revenue, increased 9 and 3 percent in 2000 and 1999, respectively, compared with prior years.

Contribution margin as a percentage of dry revenue (revenue excluding fuel) was flat in 2000 compared with 1999 and decreased to 14 percent in 1999 from 15 percent in 1998. In 2000, improvements in full service lease margins, decreased running costs and the impact of pension income on benefits costs were offset by reduced gains in vehicle sales when compared with 1999. Decreased running costs in 2000 were generally attributable to a decrease in the average age of the fleet. Pension income attributable to FMS from the Company's principal pension plan in the U.S. increased by $27 million in 2000 compared with 1999.

The decrease in contribution margin in 1999 compared with 1998 was primarily due to reduced operating efficiencies in commercial rental, higher compensation, environmental and vehicle liability expenses, the impact of lost business and delays of in-service and out-service processing of vehicles.

The Company expects the rate of revenue growth for FMS to slow in 2001 as the Company focuses on contribution margin. The Company anticipates that pension income will decrease to 1999 levels in 2001, due principally to market performance of pension investments. The Company also anticipates that gains on sales of used vehicles will be less than those recorded in 2000. The Company plans to compensate for the impact of the foregoing on contribution margin by attempting to reduce costs, improve pricing discipline and better utilize assets. There is no assurance that such strategy will be effective in offsetting anticipated reductions in contribution margin in FMS in 2001.

The Company's fleet of owned and leased revenue earning equipment is summarized as follows:

Years ended December 31                  2000       1999
--------------------------------------------------------------------------------

Number of units
By type:
  Trucks                               66,800     65,600
  Tractors                             56,400     54,700
  Trailers                             48,500     46,700
  Other                                 4,600      4,500
                                      ------------------------------------------
                                      176,300    171,500
================================================================================

Years ended December 31                  2000       1999
--------------------------------------------------------------------------------

Number of units
By business:
  Full service lease                  130,700    125,400
  Commercial rental                    42,200     43,200
  Service vehicles and other            3,400      2,900
                                      ------------------------------------------
                                      176,300    171,500
================================================================================

The totals in each of the tables above include the following non-revenue earning equipment:

Years ended December 31                  2000       1999
--------------------------------------------------------------------------------

Number of units
Not yet earning revenue                 2,400      3,200
No longer earning revenue               8,300      6,300
                                       -----------------------------------------
                                       10,700      9,500
================================================================================

SUPPLY CHAIN SOLUTIONS

SCS revenue increased 11 percent in 2000 and 17 percent in 1999 compared with the previous years. Revenue growth in each year was due to expansion of business with existing customers and addition of new customers, particularly automotive suppliers, aerospace, electronics and technology companies.

Contribution margin as a percentage of operating revenue increased to 6 percent in 2000 compared with 5 percent in 1999 and decreased in 1999 compared with 6 percent in 1998. The improved contribution margin percentage in 2000 compared with 1999 was the result of improved performance in the Company's operations outside the U.S. The decrease in contribution margin percentage in 1999 compared with 1998 was due to numerous factors including lower margins in volume-sensitive accounts, increased operating expenses on several start-up accounts and increased overhead and technology costs to support product development.

The Company expects revenue growth in 2001 to come principally from electronics and technology companies as automotive-related growth is expected to slow in response to cutbacks in 2001 production announced by customers.

DEDICATED CONTRACT CARRIAGE

DCC revenue increased 4 percent in 2000 and 2 percent in 1999 compared with the previous years. DCC revenue growth was due to increased fuel costs billed to customers and net business growth in both years. DCC contribution margin as a percentage of operating revenue was flat in 2000 compared with 1999. Contribution margin decreased to 11 percent of operating revenue in 1999 compared with 12 percent in 1998 due to reduced profitability on certain accounts in 1999, some of which were terminated prior to 2000. The Company expects trends in DCC noted in 2000 to continue in 2001.

CENTRAL SUPPORT SERVICES

CSS increased 14 percent in 2000 and 8 percent in 1999 compared with the prior years. CSS increased in 2000 due to increased spending for MIS and new initiatives such as electronic commerce. Additionally, in 1999, CSS was reduced by a $5 million gain on a real estate sale as well as $4 million of interest income earned on temporarily investing the proceeds from the RPTS sale. CSS increased in 1999 compared with 1998 due to increased MIS and employee compensation costs and lower gains on land sales compared to 1998.

DISCONTINUED OPERATIONS

Years ended December 31                  1999       1998
--------------------------------------------------------------------------------

(in thousands)
Earnings from discontinued
  operations, less income taxes      $ 11,831     31,259
Gain on sale of discontinued
  operations, less income taxes       339,323         --
================================================================================

On September 13, 1999, the Company completed the sale of RPTS for $940 million in cash and realized a $339 million after-tax gain ($4.94 per diluted common share). The transaction generated gains from the settlement and curtailment of certain employee benefit and postretirement plans, offset by provisions for severance and direct transaction and other costs. The RPTS disposal has been accounted for as discontinued operations and accordingly, its operating results and cash flows are segregated and reported as discontinued operations in the accompanying consolidated financial statements.

FINANCIAL RESOURCES AND LIQUIDITY

CASH FLOWS

The following is a summary of the Company's cash flows from continuing operating, financing and investing activities:

Years ended December 31         2000         1999       1998
--------------------------------------------------------------------------------

(in thousands)
Net cash provided by
  (used in):
  Operating activities    $1,015,533      269,819    890,210
  Financing activities      (363,599)    (527,848)  (124,549)
  Investing activities      (642,957)     228,067   (727,126)
                          ------------------------------------------------------
Net cash flows from
  continuing operations   $    8,977     (29,962)     38,535
================================================================================

Cash provided by operating activities increased in 2000 compared with 1999 primarily due to increases in trade receivables sold in 2000 and lower capital working needs in 1999. Cash used in financing activities decreased in 2000 compared with 1999. During 1999, cash of $528 million was used in financing activities, primarily to repurchase $275 million of common stock and reduce debt by $220 million. The stock repurchase program was completed in 1999 and there was no such program in 2000. Cash used in investing activities was $643 million compared with cash provided by investing activities of $228 million in 1999. In 1999, cash provided by investing activities was the result of proceeds from the RPTS sale. After adjusting for such proceeds, cash used in investing activities decreased in 2000 compared with 1999 primarily as a result of reduced levels of capital expenditures.

The decrease in cash flow from continuing operating activities in 1999 compared with 1998 was attributable to higher working capital needs. The higher working capital needs related primarily to a decrease in the aggregate balance of trade receivables sold and the cash requirements associated with the tax liabilities of the RPTS sale.

During 1999, receivables also increased in conjunction with revenue growth, and accounts payable for vehicle purchases decreased due to the timing of vehicle deliveries.

During 1998, cash of $125 million was used in financing activities, primarily to repurchase $110 million of common stock and pay dividends of $44 million. Since 1996, the Company has repurchased 27 million shares of common stock. The Company utilized proceeds from the RPTS sale, the automotive carrier and the consumer truck rental businesses to fund these programs.

The following is a summary of capital expenditures:

Years ended December 31     2000         1999       1998
--------------------------------------------------------------------------------

(in thousands)
Revenue earning
  equipment           $1,186,787    1,627,206  1,221,014
Operating property
  and equipment          101,997      107,013    112,127
                      ----------------------------------------------------------
                      $1,288,784    1,734,219  1,333,141
================================================================================

The decrease in capital spending in 2000 was planned based upon the significant increase in capital spending and fleet replacement in FMS that took place during the first half of 1999.

The overall increase in capital spending for 1999 was consistent with management's expectations of anticipated growth and fleet replacement in full service leasing and commercial rental. However, capital spending was significantly above plan during the first half of 1999. The excess spending reflected higher than anticipated requirements for replacement lease equipment and new lease sales. During the second half of 1999, management reviewed capital spending requirements and undertook several actions to slow the rate of spending.

The Company expects to reduce capital expenditures in 2001 by approximately 13 percent compared with 2000 due to improved controls over early replacement of units and increased pricing discipline over new business.

During the past three years, the Company completed a number of acquisitions, each of which has been accounted for using the purchase method of accounting. Total consideration for these acquisitions was $28 million in 2000, $13 million in 1999 and $53 million in 1998. The Company will continue to evaluate selective acquisitions in FMS and SCS in 2001.

The Company's cash requirements are funded principally through operations and the sale of revenue earning equipment.

FINANCING

Ryder utilizes external capital to support growth in its asset-based product lines. The Company has a variety of financing alternatives available to fund its capital needs. These alternatives include long- and medium-term public and private debt, including asset-backed securities and operating leases, as well as variable-rate financing available through bank credit facilities, commercial paper and receivable conduits. The Company also periodically enters into sale and leaseback agreements on revenue earning equipment, which are accounted for as operating leases. In 1999, the Company utilized a portion of the proceeds from the RPTS sale and proceeds from the sale and leaseback of revenue earning equipment to reduce debt.

The Company's debt ratings as of December 31, 2000 were as follows:

                                   Commercial  Unsecured
                                        Paper      Notes
--------------------------------------------------------------------------------

Moody's Investors Service                  P2       Baa1
Standard & Poor's Ratings Group            A2        BBB
Fitch                                      F2        A -
================================================================================

Debt totaled $2.0 billion at the end of 2000 compared with $2.4 billion at the end of 1999. The decrease in debt in 2000 was principally due to repayment of $426 million in medium-term notes, net of an increase of $108 million in commercial paper borrowing. The Company's reduced debt in 2000 is also due to an increase of $270 million of trade receivables sold in 2000 compared with 1999.

Debt decreased to $2.4 billion at the end of 1999 from $2.6 billion at the end of 1998. Debt decreased in 1999 due to repayments of debt using a portion of the proceeds received from the RPTS sale, net of increased borrowings to support capital expenditures. In 1999, the Company made unsecured note payments of $530 million, which were partially offset by an increase in commercial paper borrowings of $149 million and issuance of $174 million in medium-term notes. The Company's debt-to-equity ratio at December 31, 2000 decreased to 161 percent from 199 percent at December 31, 1999.

The Company has a $720 million global revolving credit facility, which expires in June 2002. The primary purpose of the credit facility is to finance working capital and provide support for the issuance of commercial paper. At the Company's option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility has an annual facility fee of 0.08 percent based on the Company's current credit rating. At December 31, 2000, foreign borrowings of $97 million were outstanding under the credit facility. The Company is negotiating a new facility which will mature in 2006.

At the end of 2000, $187 million was available under the Company's global credit facility. In September 1998, the Company filed an $800 million shelf registration statement with the Securities and Exchange Commission (SEC). Proceeds from debt issues under the shelf registration are available for capital expenditures, debt refinancing and general corporate purposes. As of December 31, 2000, the Company had $487 million of debt securities available for issuance under this shelf registration statement. The Company also participates in an agreement to sell, with limited recourse, up to $375 million of trade receivables on a revolving basis through July 2004. At December 31, 2000 and 1999, the outstanding balance of receivables sold pursuant to this agreement was $345 million and $75 million, respectively.

Proceeds from sale-leaseback transactions were $373 million in 2000 and $594 million in 1999. The sale-leaseback transactions in 1999 include vehicle securitization transactions in which the Company sold a beneficial interest in certain leased vehicles to separately rated and unconsolidated vehicle lease trusts. Such securitizations generated cash proceeds of $294 million in 1999. The vehicles were sold for approximately their carrying value and the Company retained an interest in the form of a subordinated note issued at the date of each sale. The Company has provided credit enhancement in the form of cash reserve funds and a pledge of the subordinated notes as additional security for the trusts to the extent that delinquencies and losses on the truck leases and related vehicle sales are incurred. The vehicle securitizations provide the Company with further liquidity and increased access to the capital markets.

MARKET RISK

In the normal course of business, the Company is exposed to fluctuations in interest rates, foreign exchange rates and fuel prices. The Company manages such exposures in several ways including, in certain circumstances, the use of a variety of derivative financial instruments when deemed prudent. The Company does not enter into leveraged derivative financial transactions or use derivative financial instruments for trading purposes.

The exposure to market risk for changes in interest rates relates primarily to debt obligations. The Company's interest rate risk management program objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. The Company manages its exposure to interest rate risk through the proportion of fixed rate and variable rate debt in the total debt portfolio. From time to time, the Company also uses interest rate swap and cap agree-ments to manage its fixed rate and variable rate exposure and to better match the repricing of its debt instru-ments to that of its portfolio of assets. No interest rate swap or cap agreements were outstanding at December 31, 2000 or 1999.

The following tables summarize debt obligations outstanding as of December 31, 2000 and 1999 expressed in U.S. dollar equivalents. The tables show the amount of debt, including current portion, and related weighted average interest rates by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2000 and 1999. This information should be read in conjunction with the "Debt" note to the consolidated financial statements, which is included in item 8 of this report.

                                                                            Expected Maturity Date
------------------------------------------------------------------------------------------------------------------------------
2000                                                                        Years ended December 31
------------------------------------------------------------------------------------------------------------------------------
(in thousands)                            2001       2002       2003       2004       2005  Thereafter       Total  Fair Value
------------------------------------------------------------------------------------------------------------------------------
Fixed-rate debt:
  Dollar denominated                  $264,300    166,324     75,591     72,099    199,962     406,973   1,185,249   1,120,611
    Average interest rate                 7.00%      6.96%      7.04%      7.13%      7.21%       7.52%
  Pound Sterling denominated            22,397     74,655         --         --         --          --      97,052      98,186
    Average interest rate                 8.13%      7.91%        --         --         --          --
  Canadian Dollar denominated           10,008     33,360     30,024     13,344         --          --      86,736      90,325
    Average interest rate                 6.64%      6.57%      6.24%      6.25%        --          --
  Other                                  4,238      1,363      1,360        723        723         723       9,130       9,070
    Average interest rate                 6.77%      5.97%      6.11%      6.31%      6.31%       6.31%
Variable-rate debt:
  Dollar denominated(a)                     --    447,340      5,000         --         --          --     452,340     452,340
    Average interest rate                 6.21%      5.61%        --         --         --          --
  Pound Sterling denominated             8,212     61,217         --         --         --          --      69,429      69,429
    Average interest rate                 5.78%      5.64%        --         --         --          --
  Canadian Dollar denominated           67,387         --         --         --         --          --      67,387      67,387
    Average interest rate                 6.22%        --         --         --         --          --
  Other                                 27,440      1,596        123         --         --          --      29,159      29,159
    Average interest rate                 6.77%      6.64%      9.25%        --         --          --
                                     -----------------------------------------------------------------------------------------
Total Debt (excluding capital leases)                                                                   $1,996,482   1,936,507
==============================================================================================================================

                                                                            Expected Maturity Date
------------------------------------------------------------------------------------------------------------------------------
1999                                                                        Years ended December 31
------------------------------------------------------------------------------------------------------------------------------
(in thousands)                            2001       2002       2003       2004       2005  Thereafter       Total  Fair Value
------------------------------------------------------------------------------------------------------------------------------
Fixed-rate debt:
  Dollar denominated                  $437,570    264,214    166,323     75,590     72,098     622,989   1,638,784   1,586,126
    Average interest rate                 7.20%      7.04%      7.00%      7.09%      7.19%       7.25%
  Pound Sterling denominated            24,230     24,230     80,765         --         --          --     129,225     130,132
    Average interest rate                 8.13%      8.13%      7.90%        --         --          --
  Canadian Dollar denominated           10,386     10,386     17,310     45,006     17,310          --     100,398     102,970
    Average interest rate                 6.73%      6.64%      6.58%      6.42%      6.51%         --
  Other                                  5,279      3,016      1,339      1,339        772       1,545      13,290      10,825
    Average interest rate                 5.86%      5.76%      5.99%      6.09%      6.31%       6.31%
Variable-rate debt:
  Dollar denominated(a)                     --         --    327,300         --         --          --     327,300     327,300
    Average interest rate                 6.53%      7.25%      7.25%        --         --          --
  Pound Sterling denominated            16,153         --     58,151         --         --          --      74,304      74,304
    Average interest rate                 6.56%      7.04%      6.94%        --         --          --
  Canadian Dollar denominated           45,006         --         --         --         --          --      45,006      45,006
    Average interest rate                 5.83%        --         --         --         --          --
  Other                                 10,732        810        724        142         --          --      12,408      12,408
    Average interest rate                10.77%     12.00%     12.00%     12.00%        --          --
                                     -----------------------------------------------------------------------------------------
Total Debt (excluding capital leases)                                                                   $2,340,715   2,289,071
==============================================================================================================================

(a) Includes commercial paper which is assumed to be renewed through June 2002. As discussed in the "Debt" note to the consolidated financial statements, the commercial paper program is supported by the Company's $720 million global credit facility, which is scheduled to expire in June 2002. The Company classified commercial paper borrowings as long-term debt in the consolidated balance sheets at December 31, 2000 and 1999.

The exposure to market risk for changes in foreign exchange rates relates primarily to foreign operations' buying, selling and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. The Company manages its exposure to foreign exchange rate risk related to foreign operations' buying, selling and financing in currencies other than local currencies by naturally offsetting assets and liabilities not denominated in local currencies. The Company also uses foreign currency option contracts and forward agreements from time to time to hedge foreign currency transactional exposure. No foreign currency option contracts or forward agreements were outstanding at December 31, 2000 or 1999.

The Company does not generally hedge the translation exposure related to its net investment in foreign subsidiaries. Based on the overall level of transactions denominated in other than local currencies and of the net investment in foreign subsidiaries, the exposure to market risk for changes in foreign exchange rates is not material.

The exposure to market risk for fluctuations in fuel prices relates to a portion of the Company's service contracts for which the cost of fuel is integral to service delivery and the service contract does not have a mechanism to adjust for increases in fuel prices. As of December 31, 2000, the Company had various fuel purchase arrangements in place to ensure delivery of fuel at market rates in the event of fuel shortages. None of the Company's current fuel purchase arrangements fix the price of fuel to be purchased and as such the Company is exposed to fluctuations in fuel prices. The Company believes the exposure to fuel price fluctuations would not materially impact the Company's results of operations, cash flows or financial position.

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

Capital expenditures related to these programs totaled approximately $2 million in 2000 and $5 million in 1999. The Company incurred $5 million of environmental expenses in 2000, compared with $10 million in 1999 and $4 million in 1998, which included normal recurring expenses, such as licensing, testing and waste disposal fees. The decrease in expenses in 2000 was due to increased claim recoveries and a decrease in the number of projects compared with 1999. The increase in expenses for 1999 reflected the impact of lower claim recoveries compared with 1998. In 1999, the Company also increased the previous accrual for a site as a result of the ongoing evaluation of the contamination and alternative cleanup methods. Based on current circumstances and the present standards imposed by government regulations, environmental expenses should not increase materially from 2000 levels in the near term.

The ultimate cost of the Company's environmental liabilities cannot presently be projected with certainty due to the presence of several unknown factors, primarily the level of contamination, the effectiveness of selected remediation methods, the stage of management's investigation at individual sites and the recoverability of such costs from third parties. Based upon information presently available, management believes that the ultimate disposition of these matters, although potentially material to the results of operations in any single year, will not have a material adverse effect on the Company's financial condition or liquidity. See the "Environmental Matters" note to the consolidated financial statements for a further discussion.

EURO CONVERSION

On January 1, 1999, the participating countries of the European Union adopted the euro as their common legal currency. Introduction of the euro is scheduled to phase in over a period ending January 1, 2002, with the participating countries' existing national currencies continuing as legal tender through February 28, 2002, at which time the existing national currencies will be completely removed from circulation. Due to the nature of current international operations, conversion to the euro is not expected to have a material impact on the Company's results of operations, cash flows or financial position.

OTHER MATTERS

In January 2001, the Company revised its vacation policy in the U.S. Starting January 1, 2001, employees will earn vacation based on the calendar year rather than their anniversary date. Additionally, unused earned vacation may not be carried forward into the next calendar year. At December 31, 2000, the Company's vacation accrual for affected employees was approximately $20 million. As a result of the policy change, the balance will be zero at December 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company believes the impact of SFAS No. 140 will not be material to the Company's results of operations, cash flows or its financial position.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, requires all derivatives, including certain derivatives imbedded in other contracts, to be recognized at fair value as either assets or liabilities on the balance sheet and establishes new accounting rules for hedging instruments. The Company adopted SFAS No. 133 on January 1, 2001. Adoption of this Statement did not have a material impact on the Company's financial position and did not impact cash flows or results of operations.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation-an interpretation of APB Opinion No. 25" (FIN 44). This interpretation provides guidance for issues that have arisen in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company's existing accounting policies conformed to FIN 44; therefore, adoption did not impact the Company's results of operations, cash flows or financial position.

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. SAB No. 101, as amended, was adopted by the Company in the fourth quarter of 2000. The Company's existing accounting policies conformed to SAB No. 101; therefore, adoption did not impact the Company's results of operations, cash flows or financial position.

FORWARD-LOOKING STATEMENTS

This Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company's current plans and expectations and involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and similar expressions identify forward-looking statements.

Important factors that could cause such differences include, among others: general economic conditions in the U.S. and worldwide; the market for the Company's used equipment; the highly competitive environment applicable to the Company's operations (including competition in supply chain solutions from other logistics companies as well as from air cargo, shippers, railroads and motor carriers and competition in full service leasing and commercial rental from companies providing similar services as well as truck and trailer manufacturers that provide leasing, extended warranty maintenance, rental and other transportation services); greater than expected expenses associated with the Company's activities (including increased cost of fuel, freight and transportation) or personnel needs; availability of equipment; changes in customers' business environments (or the loss of a significant customer) or changes in government regulations.

The risks included here are not exhaustive. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on the Company's business. Accordingly, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by ITEM 7A is included in ITEM 7 (pages 19 through20) of PART II of this report.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                              FINANCIAL STATEMENTS
                                                                      Page
                                                                      No.

          Independent Auditors' Report.............................    24

          Consolidated Statements of Earnings......................    25

          Consolidated Balance Sheets..............................    26

          Consolidated Statements of Cash Flows....................    27

          Consolidated Statements of Shareholders' Equity..........    28

          Notes to Consolidated Financial Statements...............    29

                               SUPPLEMENTARY DATA

          Quarterly Financial and Common Stock Data................    49

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders of Ryder System, Inc.:
We have audited the accompanying consolidated balance sheets of Ryder System, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ryder System, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP


Miami, Florida
February 7, 2001

Ryder System, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS

Years ended December 31                                                  2000              1999           1998
----------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)
Revenue                                                            $5,336,792         4,952,204      4,606,976
----------------------------------------------------------------------------------------------------------------
Operating expense                                                   3,623,450         3,320,687      3,079,940
Freight under management expense                                      421,644           425,769        330,124
Depreciation expense                                                  580,356           622,726        626,293
Gains on vehicle sales                                                (19,307)          (55,961)       (56,631)
Equipment rental                                                      385,763           266,995        205,990
Interest expense                                                      154,009           187,176        187,786
Miscellaneous expense (income), net                                     7,542            (8,825)        (5,468)
Unusual items:
    Restructuring and other charges, net                               42,014            52,093         (3,040)
    Year 2000 expense                                                      --            24,050         37,418
----------------------------------------------------------------------------------------------------------------
                                                                    5,195,471         4,834,710      4,402,412
    Earnings from continuing operations before income taxes           141,321           117,494        204,564
Provision for income taxes                                             52,289            44,577         76,752
----------------------------------------------------------------------------------------------------------------
    Earnings from continuing operations                                89,032            72,917        127,812
Earnings from discontinued operations, less income taxes                   --            11,831         31,259
Gain on disposal of discontinued operations, less income taxes             --           339,323             --
----------------------------------------------------------------------------------------------------------------
    Earnings before extraordinary loss                                 89,032           424,071        159,071
Extraordinary loss on early extinguishment of debt                         --            (4,393)            --
----------------------------------------------------------------------------------------------------------------
    Net earnings                                                   $   89,032           419,678        159,071
================================================================================================================

Earnings per common share - Basic:
    Continuing operations                                          $     1.49              1.06           1.75
    Discontinued operations                                                --              0.17           0.43
    Gain on sale of discontinued operations                                --              4.95             --
    Extraordinary loss on early extinguishment of debt                     --             (0.06)            --
----------------------------------------------------------------------------------------------------------------
    Net earnings                                                   $     1.49              6.12           2.18
================================================================================================================

Earnings per common share - Diluted:
    Continuing operations                                          $     1.49              1.06           1.74
    Discontinued operations                                                --              0.17           0.42
    Gain on sale of discontinued operations                                --              4.94             --
    Extraordinary loss on early extinguishment of debt                     --             (0.06)            --
----------------------------------------------------------------------------------------------------------------
    Net earnings                                                   $     1.49              6.11           2.16
================================================================================================================

See accompanying notes to consolidated financial statements.

Ryder System, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

December 31                                                                                           2000           1999
------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)
Assets
Current assets:
    Cash and cash equivalents                                                                   $  121,970        112,993
    Receivables, net of allowance for doubtful accounts of $9,236 and $10,254, respectively        399,623        725,815
    Inventories                                                                                     77,810         69,845
    Tires in service                                                                               158,854        162,877
    Prepaid expenses and other current assets                                                      170,019        137,861
------------------------------------------------------------------------------------------------------------------------------
       Total current assets                                                                        928,276      1,209,391
Revenue earning equipment, net of accumulated depreciation of
    $1,416,062 and $1,483,084, respectively                                                      3,012,806      3,095,451
Operating property and equipment, net of accumulated
    depreciation of $632,216 and $574,784, respectively                                            612,626        581,105
Direct financing leases and other assets                                                           693,097        652,270
Intangible assets and deferred charges                                                             228,118        232,233
------------------------------------------------------------------------------------------------------------------------------
                                                                                                $5,474,923      5,770,450
==============================================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
    Current portion of long-term debt                                                           $  412,738        574,253
    Accounts payable                                                                               379,155        334,103
    Accrued expenses                                                                               510,411        541,156
------------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                                 1,302,304      1,449,512
Long-term debt                                                                                   1,604,242      1,819,136
Other non-current liabilities                                                                      298,365        285,802
Deferred income taxes                                                                            1,017,304      1,011,095
------------------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                                         4,222,215      4,565,545
------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
    Common stock of $0.50 par value per share
       Authorized, 400,000,000; outstanding, 2000 - 60,044,479; 1999 - 59,395,050                  524,432        513,083
    Retained earnings                                                                              767,802        714,544
    Deferred compensation                                                                           (3,818)            --
    Accumulated other comprehensive loss                                                           (35,708)       (22,722)
------------------------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                                1,252,708      1,204,905
------------------------------------------------------------------------------------------------------------------------------
                                                                                                $5,474,923      5,770,450
==============================================================================================================================

See accompanying notes to consolidated financial statements.

Ryder System, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASHFLOWS

Years ended December 31                                                             2000              1999           1998
----------------------------------------------------------------------------------------------------------------------------
(in thousands)
Continuing operations
    Cash flows from operating activities:
       Earnings from continuing operations                                   $    89,032            72,917        127,812
       Depreciation expense                                                      580,356           622,726        626,293
       Gains on vehicle sales                                                    (19,307)          (55,961)       (56,631)
       Amortization expense and other non-cash charges, net                       32,927            26,236           (792)
       Deferred income tax expense                                                73,239           250,041        100,432
       Changes in operating assets and liabilities, net of acquisitions:
          Increase (decrease) in aggregate balance of trade
             receivables sold                                                    270,000          (125,000)       125,000
          Receivables                                                             57,250          (129,516)       (30,948)
          Inventories                                                             (7,809)          (10,380)        (1,474)
          Prepaid expenses and other assets                                      (73,299)          (33,285)       (39,829)
          Accounts payable                                                        48,064           (56,261)        90,038
          Accrued expenses and other non-current liabilities                     (34,920)         (291,698)       (49,691)
----------------------------------------------------------------------------------------------------------------------------
                                                                               1,015,533           269,819        890,210
----------------------------------------------------------------------------------------------------------------------------
    Cash flows from financing activities:
       Net change in commercial paper borrowings                                 109,317           147,671       (150,162)
       Debt proceeds                                                             121,027           314,821        474,969
       Debt repaid, including capital lease obligations                         (565,424)         (682,517)      (328,368)
       Dividends on common stock                                                 (35,774)          (40,878)       (43,841)
       Common stock issued                                                         7,255             7,949         32,393
       Common stock repurchased                                                       --          (274,894)      (109,540)
----------------------------------------------------------------------------------------------------------------------------
                                                                                (363,599)         (527,848)      (124,549)
----------------------------------------------------------------------------------------------------------------------------
    Cash flows from investing activities:
       Purchases of property and revenue earning equipment                    (1,288,784)       (1,734,219)    (1,333,141)
       Sales of property and revenue earning equipment                           229,908           401,902        321,962
       Sale and leaseback of revenue earning equipment                           372,953           593,680        312,230
       Acquisitions, net of cash acquired                                        (28,127)          (12,699)       (52,792)
       Collections on direct finance leases                                       67,462            78,408         62,681
       Proceeds from sale of public transportation services business                  --           940,000             --
       Other, net                                                                  3,631           (39,005)       (38,066)
----------------------------------------------------------------------------------------------------------------------------
                                                                                (642,957)          228,067       (727,126)
----------------------------------------------------------------------------------------------------------------------------
Net cash flows from continuing operations                                          8,977           (29,962)        38,535
Net cash flows from discontinued operations                                           --             4,602         21,448
----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                   8,977           (25,360)        59,983
Cash and cash equivalents at January 1                                           112,993           138,353         78,370
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at December 31                                     $   121,970           112,993        138,353
============================================================================================================================

See accompanying notes to consolidated financial statements.

Ryder System, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                  Accumulated
                                                                                       Other
                                   Comprehensive       Common     Retained      Comprehensive         Deferred
                                          Income        Stock     Earnings               Loss     Compensation      Total
--------------------------------------------------+--------------------------------------------------------------------------
(dollars in thousands)                            |
Balance at January 1, 1998                        |$  605,573      466,257            (11,122)              --  1,060,708
    Net earnings                        $159,071  |        --      159,071                 --               --    159,071
    Foreign currency translation                  |
       adjustments                        (7,912) |        --           --             (7,912)              --     (7,912)
                                        --------  |
       Comprehensive income             $151,159  |
                                        ========  |
    Common stock dividends                        |
       declared - $0.60 per share                 |        --       (43,841)               --               --     (43,841)
    Common stock issued under                     |
       employee stock option and stock            |
       purchase plans (1,388,021                  |
       shares)*                                   |    32,393           --                 --               --     32,393
    Common stock repurchased                      |
       (3,800,000 shares)                         |   (32,158)     (77,382)                --               --   (109,540)
    Tax benefit from employee                     |
       stock options                              |     4,735           --                 --               --      4,735
--------------------------------------------------+--------------------------------------------------------------------------
Balance at December 31, 1998                      |   610,543      504,105            (19,034)              --  1,095,614
    Net earnings                        $419,678  |        --      419,678                 --               --    419,678
    Foreign currency translation                  |
       adjustments                        (3,688) |        --           --             (3,688)              --     (3,688)
                                        --------  |
       Comprehensive income             $415,990  |
                                        ========  |
    Common stock dividends                        |
       declared - $0.60 per share                 |        --      (40,878)                --               --    (40,878)
    Common stock issued under                     |
       employee stock option and stock            |
       purchase plans (417,410                    |
       shares)                                    |     8,687           --                 --               --      8,687
    Common stock repurchased                      |
       (12,302,607 shares)                        |  (106,533)    (168,361)                --               --   (274,894)
    Tax benefit from employee                     |
       stock options                              |       386           --                 --               --        386
--------------------------------------------------+--------------------------------------------------------------------------
Balance at December 31, 1999                      |   513,083      714,544            (22,722)              --  1,204,905
    Net earnings                        $ 89,032  |        --       89,032                 --               --     89,032
    Foreign currency translation                  |
       adjustments                       (12,986) |        --           --            (12,986)              --    (12,986)
                                        --------  |
       Comprehensive income             $ 76,046  |
                                        ========  |
    Common stock dividends                        |
       declared - $0.60 per share                 |        --      (35,774)                --               --    (35,774)
    Common stock issued under                     |
       employee stock option and stock            |
       purchase plans (649,528                    |
       shares)                                    |    10,957           --                 --           (4,315)     6,642
    Tax benefit from employee                     |
       stock options                              |       392           --                 --               --        392
    Amortization of restricted stock              |        --           --                 --              497        497
--------------------------------------------------+-------------------------------------------------------------------------
Balance at December 31, 2000                      | $ 524,432      767,802            (35,708)          (3,818) 1,252,708
============================================================================================================================

*Net of common stock purchased from employees exercising stock options. See accompanying notes to consolidated financial statements.

Ryder System, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of Ryder System, Inc. and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

All investments in highly liquid debt instruments with maturities of three months or less at the date of purchase are classified as cash equivalents.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the revenue amount is fixed or determinable and collectibility is probable. Operating lease and rental revenue is recognized as vehicles are used over the terms of the related agreements. Direct financing lease revenue is recognized by the interest method over the terms of the lease agreements. Fuel revenue is recognized when fuel is delivered to customers. Revenue from Supply Chain Solutions (SCS) and Dedicated Contract Carriage (DCC) contracts is recognized as services are provided at billing rates specified in the underlying contracts.

Inventories

Inventories, which consist primarily of fuel and vehicle parts, are valued using the lower of cost (specific identification or average cost) or market.

Tires in Service

The Company allocates a portion of the acquisition costs of revenue earning equipment to tires in service and amortizes such tire costs to expense over the lives of the vehicles and equipment. The cost of replacement tires and tire repairs are expensed as incurred.

Revenue Earning Equipment, Operating Property and Equipment and Depreciation

Revenue earning equipment, principally vehicles, and operating property and equipment are stated at cost. Vehicle repairs and maintenance that extend the life or increase the value of the vehicle are capitalized, whereas ordinary maintenance and repairs are expensed as incurred. In accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," certain direct development costs in connection with developing or obtaining internal use software are capitalized. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred. Provision for depreciation is computed using the straight-line method on substantially all depreciable assets. Annual straight-line depreciation rates range from 10 percent to 33 percent for revenue earning equipment, 2.5 percent to 10 percent for buildings and improvements and 10 percent to 33 percent for machinery and equipment. The Company periodically reviews and adjusts the residual values and useful lives of revenue earning equipment based on current and expected operating trends and projected realizable values. Gains on operating property and equipment sales are reflected in miscellaneous expense (income), net.

Intangible Assets

Intangible assets consist principally of goodwill totaling $206 million in 2000 and $203 million in 1999. Goodwill is amortized on a straight-line basis over appropriate periods ranging from 10 to 40 years. Accumulated amortization was approximately $121 million and $110 million at December 31, 2000 and 1999, respectively.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment when circumstances indicate that the carrying amount of assets may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether the depreciation or amortization of the asset over its remaining life can be recovered based upon management's best estimate of the undiscounted future operating cash flows (excluding interest charges) related to the asset. If the sum of such undiscounted cash flows is less than carrying value of the asset, the asset is considered impaired. The amount of impairment, if any, represents the excess of the carrying value of the asset over fair value. Fair value is determined by quoted market price, if available, or an estimate of projected future operating cash flows, discounted using a rate that reflects the Company's average cost of funds.

Long-lived assets (including intangible assets) to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Fair value is determined based upon quoted market prices, if available, or the results of applicable valuation techniques such as discounted cash flows and independent appraisal.

Self-Insurance Reserves

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

Income Taxes

Deferred taxes are provided using the asset and liability method for temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Environmental Expenditures

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

Derivative Financial Instruments

From time to time, the Company enters into interest rate swap and cap agreements to manage its fixed and variable interest rate exposure and to better match the repricing of its debt instruments to that of its portfolio of assets. The Company assigns each interest rate swap and cap agreement to a debt or operating lease obligation. Amounts to be paid or received under swap and cap agreements are recognized over the terms of the agreements as adjustments to interest expense or rent expense. No interest rate swap or cap agreements were outstanding at December 31, 2000 or 1999.

The Company uses foreign currency option contracts and forward agreements from time to time to hedge foreign currency transactional exposure. No foreign currency option contracts or forward agreements were outstanding at December 31, 2000 or 1999. Derivative financial instruments are not leveraged or held for trading purposes.

Foreign Currency Translation

The Company's foreign operations generally use the local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the year. The impact of currency fluctuations is included in other comprehensive loss as a translation adjustment. For subsidiaries whose economic environment is highly inflationary, the U.S. dollar is the functional currency and gains and losses that result from translation are included in earnings.

Stock Repurchases

The cost of stock repurchases is allocated between common stock and retained earnings based on the amount of capital surplus at the time of the stock repurchase.

Stock-Based Compensation

Stock-based compensation is recognized using the intrinsic value method. Under this method, compensation cost is recognized based on the excess, if any, of the quoted market price of the stock at the date of grant (or other measurement date) and the amount an employee must pay to acquire the stock.

Earnings Per Share

Basic earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of potential common shares from securities such as stock options and restricted stock grants.

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

Fair Value of Financial Instruments

The fair value of debt is presented in the debt footnote. The fair values of all other financial instruments approximate their carrying amounts.

Accounting Changes

In March 2000, the Financial Accounting Standards Board (FASB), issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB Opinion No. 25" (FIN 44). This interpretation provides guidance for issues that have arisen in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company's existing accounting policies conformed to FIN 44; therefore, adoption did not impact the Company's results of operations, cash flows or financial position.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. SAB No. 101, as amended, was adopted by the Company in the fourth quarter of 2000. The Company's existing accounting policies conformed to SAB No. 101; therefore, adoption did not impact the Company's results of operations, cash flows or financial position.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2000, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company believes the impact of SFAS No. 140 will not be material to the Company's results of operations, cash flows or its financial position.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, requires all derivatives, including certain derivatives imbedded in other contracts, to be recognized at fair value as either assets or liabilities on the balance sheet and establishes new accounting rules for hedging instruments. The Company adopted SFAS No. 133 on January 1, 2001. Adoption of this statement did not have a material impact on the Company's financial position and did not impact cash flows or results of operations.

ACQUISITIONS

Over the last three years, the Company completed a number of acquisitions, all of which have been accounted for using the purchase method of accounting. The consolidated financial statements reflect the results of operations of the acquired businesses from the acquisition dates. Pro forma results of operations have not been presented because the effects of these acquisitions were not significant. The fair value of assets acquired and liabilities assumed in connection with these acquisitions, and related purchase prices, were as follows:

Years ended December 31     2000         1999       1998
--------------------------------------------------------------------------------

(in thousands)
Net assets acquired      $ 9,024       10,413     21,975
Goodwill                  19,103        2,286     30,817
                         -------------------------------------------------------
Purchase price           $28,127       12,699     52,792
================================================================================

DIVESTITURES

On September 13, 1999, the Company completed the sale of its public transportation services business (RPTS) for $940 million in cash and realized a $339 million after-tax gain ($4.94 per diluted common share). The RPTS disposal has been accounted for as discontinued operations and accordingly, its operating results and cash flows are segregated and reported as discontinued operations in the accompanying consolidated financial statements.

Summarized results of discontinued operations were as follows:

Years ended December                            1999       1998
--------------------------------------------------------------------------------

(in thousands)
Revenue                                     $411,743    581,748

Earnings before income taxes                  20,050     52,392
Provision for income taxes                     8,219     21,133
                                            ------------------------------------
Earnings from discontinued operations         11,831     31,259
                                            ------------------------------------
Gain on disposal                             573,178         --
Income taxes                                 233,855         --
                                            ------------------------------------
Net gain on disposal                        $339,323         --
================================================================================

Interest expense was allocated to discontinued operations based upon an assumed debt-to-equity ratio consistent with the Company's historical interest allocation method for segment reporting. Interest expense of $8 million and $11 million was included in the operating results of discontinued operations in 1999 and 1998, respectively. The results of discontinued operations exclude management fees and branch overhead charges allocated by the Company and previously included in segment reporting. The gain on disposal of discontinued operations is net of direct transaction costs, gains on the settlement and curtailment of certain employee benefit plans and exit costs to separate the discontinued business.

RESTRUCTURING AND OTHER CHARGES

The components of restructuring and other charges and the allocation across business segments were as follows:

Years ended December 31                 2000         1999       1998
--------------------------------------------------------------------------------

(in thousands)
Restructuring charges
  (recoveries):
  Employee severance
    and benefits                    $ (1,077)       16,500        724
  Facilities and related
    costs                             (2,009)        4,478         --
                                    --------------------------------------------
                                      (3,086)       20,978        724
Other charges:
  Asset write-downs
    and  valuation
    allowances, net                   41,100        14,215     (8,264)
  Start-up costs                          --         7,970         --
  Other                                4,000         8,930      4,500
                                    --------------------------------------------
                                    $ 42,014        52,093     (3,040)
================================================================================
Fleet management
  solutions                          $38,992        24,403      2,069
Supply chain solutions                 2,422         5,773     (5,109)
Dedicated contract
  carriage                                --            --         --
Central support services                 600        21,917         --
                                    --------------------------------------------
                                    $ 42,014        52,093     (3,040)
================================================================================

In 2000, the Company recorded a pre-tax charge of $42 million. The components of the charge were as follows (in thousands):

Impairment--tractors identified for
  accelerated disposal                          $ 15,100
Impairment--other tractors:
  Owned                                            3,475
  Leased                                          23,095
Asset impairment charges                           3,339
Other charges                                        958
Recovery of prior year charges                    (3,953)
                                                --------------------------------
  Total                                         $ 42,014
================================================================================

The most significant portion of the charge was a result of the industry-wide downturn in the market for new and used "Class 8" vehicles (the largest heavy-duty tractors and straight trucks) which led to a decrease in the market value of used tractors during the second half of 2000. The Company's unsold Class 8 inventory consists of units previously used by customers of the Fleet Management Solutions (FMS) segment. Tractors identified for accelerated disposal represent revenue earning equipment held for sale that the Company identified in the third quarter of 2000 as increasingly undesirable and unmarketable due to lower-powered engines or a potential lack of future support for parts and service. Impairment of other tractors reflects owned and leased units for which estimated fair value less costs to sell declined below carrying value (or termination value, which represents the final payment due to lessors, in the case of leased units) in the third and fourth quarters of 2000. The Company believes that vehicle carrying values and estimated sales proceeds are appropriate. However, if conditions in the used truck market deteriorate further than anticipated, the Company may be required to further adjust such amounts in the future.

The Company was involved in litigation with a former customer, OfficeMax, relating to a logistics services agreement that was terminated in 1997 (see "Other Matters"). Asset impairment charges relate to the write-off, net of recoveries in the fourth quarter 2000, of certain assets related to the OfficeMax contract.

Other charges of $958,000 represent consulting fees incurred during 2000 related to the completion of the Company's 1999 profitability improvement study.

Recovery of prior year charges represents both the reversal of severance and employee-related charges and gains on vehicles sold in the United Kingdom during the third quarter of 2000, for which an impairment charge had been recorded in the 1999 restructuring. Prior year severance and employee-related charges were reversed due to refinements in estimates.

During the fourth quarter of 1999, the Company implemented several restructuring initiatives designed to improve profitability and align the organizational structure with the strategic direction of the Company. The Company also identified certain assets that would be sold or for which development would be abandoned as a result of the restructuring. During 1999, the Company also restructured its FMS operations in the United Kingdom in conjunction with the December 1998 decision to retain the business. As a result of these initiatives, the Company recorded pre-tax charges in 1999 of $52 million.

The 1999 restructuring initiatives resulted in identification of approximately 250 employees whose jobs were terminated. The employees terminated and positions eliminated were principally corporate officers and staff, field operations personnel and sales force positions. Severance benefits totaled $17 million and were substantially paid during the year 2000.

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

In conjunction with the restructuring, the Company formed a captive insurance subsidiary under which the Company's various self-insurance programs are administered. Costs incurred related to the start-up of this entity totaled $8 million. The Company also recorded $9 million for other charges incurred for professional consulting services and other costs associated with the restructuring initiative.

Restructuring and other charges in 1998 included the reversal of 1996 restructuring and other charges for $3 million of excess facility impairment charges and the reversal of a valuation allowance of $8 million due to the Company's decision to retain a foreign business. These reversals were offset by $5 million in transaction costs related to the retained business and $3 million of severance and asset impairment charges incurred in 1998.

The following tables display a rollforward of the activity and balances of the restructuring reserve account for the years ended December 31, 2000 and 1999:

                          Dec. 31,
                             1999           2000              Dec. 31,
                                     -----------------------     2000
                           Balance   Additions  Deductions     Balance
--------------------------------------------------------------------------------
(in thousands)
Employee severance
  and benefits             $13,017         --        9,109       3,908
Facilities and
  related costs              7,182         --        5,170       2,012
                           -----------------------------------------------------
                           $20,199         --       14,279       5,920
================================================================================

                          Dec. 31,
                             1998            1999             Dec. 31,
                                     -----------------------    1999
                           Balance   Additions  Deductions     Balance
--------------------------------------------------------------------------------
 (in thousands)
Employee severance
  and benefits             $   537      16,500       4,020      13,017
Facilities and
  related costs              4,124       4,478       1,420       7,182
                          ------------------------------------------------------
                           $ 4,661      20,978       5,440      20,199
================================================================================

Deductions include cash payments of $11 million and prior year charge reversals of $3 million in 2000 and none in 1999.

At December 31, 2000, the remaining balances of restructuring reserves relate to severance and lease obligations for closed facilities contractually required to be paid over the next three years.

RECEIVABLES

December 31                            2000       1999
------------------------------------------------------------------------------

(in thousands)
Gross trade receivables           $ 667,953    736,555
Receivables sold                   (345,000)   (75,000)
                                  --------------------------------------------
Net trade receivables               322,953    661,555
Financing Lease                      60,534     54,570
Other                                25,372     19,944
                                  --------------------------------------------
                                    408,859    736,069
Allowance                            (9,236)   (10,254)
                                  --------------------------------------------
                                  $ 399,623    725,815
==============================================================================

The Company participates in an agreement to sell, with limited recourse, up to $375 million of trade receivables on a revolving basis through July 2004. The receivables are sold at a discount, which approximates the purchaser's financing cost of issuing its own commercial paper backed by the trade receivables. The Company is responsible for servicing receivables sold but has no retained interests. At December 31, 2000 and 1999, the outstanding balance of receivables sold pursuant to this agreement was $345 million and $75 million, respectively. Sales of receivables are reflected as a reduction of receivables in the accompanying consolidated balance sheets. The costs associated with this program were $17 million in 2000, $10 million in 1999 and $8 million in 1998 and are included in miscellaneous expense (income), net. The Company maintains an allowance for doubtful receivables based on the expected collectibility of all receivables, including receivables sold.

REVENUE EARNING EQUIPMENT

December 31                              2000       1999
--------------------------------------------------------------------------------

(in thousands)
Full service lease                $ 3,227,830  3,442,205
Commercial rental                   1,201,038  1,136,330
                                  ----------------------------------------------
                                    4,428,868  4,578,535
Accumulated depreciation           (1,416,062)(1,483,084)
                                  ----------------------------------------------
                                  $ 3,012,806  3,095,451
================================================================================

OPERATING PROPERTY AND EQUIPMENT

December 31                              2000       1999
--------------------------------------------------------------------------------

(in thousands)
Land                               $  107,853    105,794
Buildings and improvements            559,707    521,746
Machinery and equipment               462,631    439,352
Other                                 114,651     88,997
                                   ---------------------------------------------
                                    1,244,842  1,155,889
Accumulated depreciation             (632,216)  (574,784)
                                   ---------------------------------------------
                                   $  612,626    581,105
================================================================================

DIRECT FINANCING LEASES AND
OTHER ASSETS

December 31                              2000       1999
--------------------------------------------------------------------------------

(in thousands)
Direct financing leases             $ 427,862    391,346
Prepaid benefit cost                  145,546     95,074
Vehicle securitization
  credit enhancement                   27,741     28,697
Investments held in Rabbi Trust        37,661     36,961
Deposits                                1,301     17,151
Other                                  52,986     83,041
                                    --------------------------------------------
                                    $ 693,097    652,270
================================================================================

ACCRUED EXPENSES AND OTHER
NON-CURRENT LIABILITIES

December 31                              2000       1999
--------------------------------------------------------------------------------
(in thousands)
Salaries and wages                  $ 104,166    102,250
Employee benefits                      22,397     21,228
Interest                               19,682     27,859
Operating taxes                        75,595     82,646
Income taxes                               --     42,734
Self-insurance reserves               227,130    227,456
Postretirement benefits
  other than pensions                  38,274     41,766
Vehicle rent and related accruals     160,579    118,672
Environmental liabilities              14,174     18,462
Restructuring                           5,920     20,199
Other                                 140,859    123,686
                                    --------------------------------------------
                                      808,776    826,958
Non-current portion                  (298,365)  (285,802)
                                    --------------------------------------------
Accrued expenses                    $ 510,411    541,156
================================================================================

LEASES

Operating Leases as Lessor

One of the Company's major product lines is full service leasing of commercial trucks, tractors and trailers. These lease agreements provide for a fixed time charge plus a fixed per-mile charge. A portion of these charges is often adjusted in accordance with changes in the Consumer Price Index. Contingent rentals included in income during 2000, 1999 and 1998 were $268 million, $263 million and $243 million, respectively.

Direct Financing Leases

The Company also leases revenue earning equipment to customers as direct financing leases. The net investment in direct financing leases consisted of:

December 31                              2000       1999
--------------------------------------------------------------------------------

(in thousands)
Minimum lease payments receivable   $ 915,914   796,838
Executory costs and unearned income (506,880)  (420,455)
Unguaranteed residuals                 79,362     69,533
                                    --------------------------------------------
Net investment in direct financing
  leases                              488,396    445,916
Current portion                      (60,534)   (54,570)
                                    --------------------------------------------
Non-current portion                 $ 427,862    391,346
================================================================================

Contingent rentals included in income were $30 million in 2000 and $26 million in 1999 and 1998.

Operating Leases as Lessee

The Company leases vehicles, facilities and office equipment under operating lease agreements. The majority of these agreements are vehicle leases which specify that rental payments be adjusted periodically based on changes in interest rates and provide for early termination at stipulated values.

During 2000, 1999 and 1998, the Company entered into several agreements for the sale and operating leaseback of revenue earning equipment. The leases contain purchase and renewal options as well as limited guarantees of the lessor's residual value. Proceeds from these transactions totaled $373 million in 2000, $594 million in 1999 and $312 million in 1998.

The Company's sale-leaseback transactions include vehicle securitizations in which the Company sold a beneficial interest in certain revenue earning equipment and pledged a portion of the beneficial interests in the underlying customer leases to separately rated and unconsolidated vehicle lease trusts. Such securitizations generated cash proceeds of $294 million in 1999 and $73 million in 1998. The vehicles were sold for approximately their carrying value and the Company retained an interest in the form of a subordinated note issued at the date of each sale. The Company is obligated to make lease payments only to the extent of collections on the related vehicle leases and vehicle sales. The Company has provided credit enhancement in the form of cash reserve funds and a pledge of the subordinated notes as additional security for the trusts to the extent that delinquencies and losses on the truck leases and related vehicle sales are incurred.

As of December 31, 2000 and 1999, credit enhancements maintained by the Company totaled $28 million and $29 million, respectively, and are included in "Direct financing leases and other assets."

During 2000, 1999 and 1998, rent expense (excluding contingent rentals) was $344 million, $285 million and $242 million, respectively. Contingent rentals on securitized vehicles were $65 million in 2000, $28 million in 1999 and $10 million in 1998.

Lease Payments

Future minimum payments for leases in effect at December 31, 2000 were as follows:

                              As Lessor        As Lessee
--------------------------------------------------------------------------------
                                       Direct
                       Operating    Financing  Operating
(in thousands)            Leases       Leases     Leases
--------------------------------------------------------------------------------
2001                  $1,050,241      158,653    348,145
2002                     913,722      148,612    357,948
2003                     738,464      137,052    279,812
2004                     547,221      123,816    121,605
2005                     348,753      105,676     59,443
Thereafter               174,571      242,106    140,158
                      ----------------------------------------------------------
                      $3,772,972      915,915  1,307,111
================================================================================

The amounts in the previous table are based upon the assumption that revenue earning equipment will remain on lease for the length of time specified by the respective lease agreements. This is not a projection of future lease revenue or expense; no effect has been given to renewals, new business, cancellations, contingent rentals or future rate changes.

INCOME TAXES

The components of earnings before income taxes and the provision for income taxes attributable to continuing operations were as follows:

Years ended December 31     2000         1999       1998
--------------------------------------------------------------------------------

(in thousands)
Earnings before
  income taxes:
    United States       $101,727       92,003    184,476
    Foreign               39,594       25,491     20,088
                        --------------------------------------------------------
                        $141,321      117,494    204,564
================================================================================

Current tax benefit:
  Federal               $(40,204)    (183,470)   (24,173)
  State                    4,652      (24,392)    (6,357)
  Foreign                 14,602        2,398      6,850
                        --------------------------------------------------------
                         (20,950)    (205,464)   (23,680)
                        --------------------------------------------------------
Deferred tax expense:
  Federal                 66,062      210,542     88,173
  State                    3,351       31,596     11,729
  Foreign                  3,826        7,903        530
                        --------------------------------------------------------
                          73,239      250,041    100,432
                        --------------------------------------------------------
Provision for income
  taxes                 $ 52,289       44,577     76,752
================================================================================

A reconciliation of the Federal statutory tax rate with the effective tax rate for continuing operations follows:

                                             % of Pre-tax Income
--------------------------------------------------------------------------------
                                        2000         1999       1998
--------------------------------------------------------------------------------
Federal statutory tax rate              35.0         35.0       35.0
Impact on deferred taxes
  for changes in tax rates                --           --       (0.8)
State income taxes, net of
  Federal income tax benefit             3.7          4.0        1.7
Miscellaneous items, net                (1.7)        (1.1)       1.6
                                      ------------------------------------------
Effective tax rate                      37.0         37.9       37.5
================================================================================

The components of the net deferred income tax liability were as follows:

December 31                                  2000           1999
--------------------------------------------------------------------------------

(in thousands)
Deferred income tax assets:
  Self-insurance reserves             $    74,388         51,667
  Net operating loss carryforwards         99,271             --
  Alternative minimum taxes                31,109          6,011
  Accrued compensation and benefits        31,445         30,484
  Lease accruals and reserves              43,365         28,378
  Miscellaneous other accruals             36,451         48,447
                                      ------------------------------------------
                                          316,029        164,987
  Valuation allowance                     (12,815)       (12,822)
                                      ------------------------------------------
                                          303,214        152,165
                                      ------------------------------------------
Deferred income tax liabilities:
  Property and equipment
       bases difference                (1,155,110)    (1,039,023)
  Other items                            (130,481)      (102,173)
                                      ------------------------------------------
                                       (1,285,591)    (1,141,196)
                                      ------------------------------------------
Net deferred income tax liability*    $  (982,377)      (989,031)
================================================================================

*Deferred tax assets of $35 million and $22 million have been included in the consolidated balance sheet caption "Prepaid expenses and other current assets" at December 31, 2000 and 1999, respectively.

Deferred taxes have not been provided on temporary differences related to investments in foreign subsidiaries that are considered permanent in duration. These temporary differences consist primarily of undistributed foreign earnings of $112 million at December 31, 2000. A full foreign tax provision has been made on these undistributed foreign earnings. Determination of the amount of deferred taxes on these temporary differences is not practicable due to foreign tax credits and exclusions.

The Company had net operating loss carryforwards (tax effected) for Federal and state income tax purposes of $99 million at December 31, 2000, expiring through 2015. The Company expects that the results of future operations will generate sufficient taxable income to realize the deferred tax assets and that these carryforwards will be utilized before their expiration dates.

The Company had unused alternative minimum tax credits, for tax purposes, of $31 million at December 31, 2000, available to reduce future income tax liabilities. The alternative minimum tax credits may be carried forward indefinitely.

A valuation allowance has been established to reduce deferred income tax assets, principally foreign tax loss carryforwards, to amounts expected to be realized.

Income taxes paid (refunded) totaled $(7) million in 2000, $72 million in 1999, and $(23) million in 1998 and include amounts related to both continuing and discontinued operations.

DEBT

December 31                                       2000         1999
--------------------------------------------------------------------------------

(in thousands)
U.S. commercial paper                      $   441,106      320,000
Canadian commercial paper                       31,692       45,006
Unsecured U.S. notes:
  Debentures, 6.50% to 9.88%,
     due 2001 to 2017                          425,610      453,244
  Medium-term notes, 5.00% to 8.37%,
     due 2001 to 2025                          755,863    1,181,443
Unsecured foreign obligations
   (principally pound sterling),
    4.84% to 14.25%,
    due 2001 to 2006                           332,680      335,343
Other debt, including capital leases            30,029       58,353
                                           -------------------------------------
Total debt                                   2,016,980    2,393,389
Current portion                               (412,738)    (574,253)
                                           -------------------------------------
Long-term debt                             $ 1,604,242    1,819,136
================================================================================

Debt maturities (including sinking fund requirements) during the five years subsequent to December 31, 2000 are as follows:

                                                    Debt
                                              Maturities
--------------------------------------------------------------------------------
(in thousands)
2001                                            $412,738
2002                                             788,986
2003                                             114,447
2004                                              88,931
2005                                             203,870
================================================================================

The Company can borrow up to $720 million through an unsecured global revolving credit facility, which expires in June 2002. The global credit facility is primarily to be used to finance working capital and provide support for the issuance of commercial paper. At the Company's option, the interest rate on borrowings under this credit facility is based on LIBOR, prime, federal funds or local equivalent rates. No compensating balances are required under the global credit facility; however, it does have an annual facility fee of 0.08 percent based on the Company's current credit rating. At December 31, 2000, foreign borrowings of $97 million were outstanding under the credit facility and the Company had $187 million available under this agreement.

The weighted average interest rates for outstanding U.S. commercial paper at December 31, 2000 and 1999 were 7.38 percent and 6.60 percent, respectively. The weighted average interest rates for outstanding Canadian commercial paper at December 31, 2000 and 1999 were 5.91 percent and 5.17 percent, respectively. U.S. commercial paper is classified as long-term debt since it is backed by the long-term revolving credit facility previously discussed.

The Company has issued unsecured medium-term notes under various shelf registration statements filed with the SEC. In 1998, the Company registered an additional $800 million for future debt issues. As of December 31, 2000, the Company had $487 million of debt securities available for issuance under the latest registration statement. The Company had unamortized original issue discounts of $17 million and $18 million for the medium-term notes and debentures at December 31, 2000 and 1999, respectively.

During the fourth quarter of 1999, the Company recorded an extraordinary loss of $4 million (net of income tax benefit of $3 million) in connection with the early retirement of $156 million of medium-term notes. The loss represents the payment of redemption premiums and the write-off of deferred finance costs.

At December 31, 2000 and 1999, the Company also had letters of credit outstanding totaling $133 million and $134 million, respectively, which primarily guarantee various insurance activities.

Interest paid in 2000 totaled $163 million. Interest paid for both continuing and discontinued operations totaled $206 million in 1999 and $201 million in 1998.

The carrying amount of debt (excluding capital leases) was $2.0 billion and $2.3 billion as of December 31, 2000 and 1999, respectively. Based on dealer quotations that represent the discounted future cash flows through maturity or expiration using current rates, the fair value of this debt at December 31, 2000 and 1999 was estimated at $1.9 billion and $2.3 billion, respectively.

SHAREHOLDERS' EQUITY

In December 1999, the Company completed a $200 million stock repurchase program announced in September 1999 in conjunction with the RPTS sale. In September 1999, the Company also completed a three million-share repurchase program announced in December 1998. Since 1996, five repurchase programs have been completed, resulting in the repurchase of 27 million shares of common stock.

At December 31, 2000, the Company had 59,915,079 Preferred Stock Purchase Rights (Rights) outstanding which expire in March 2006. The Rights contain provisions to protect shareholders in the event of an unsolicited attempt to acquire the Company that is not believed by the board of directors to be in the best interest of shareholders. The Rights are evidenced by common stock certificates, are subject to anti-dilution provisions and are not exercisable, transferable or exchangeable apart from the common stock until 10 days after a person, or a group of affiliated or associated persons, acquires beneficial ownership of 10 percent or more, or, in the case of exercise or transfer, makes a tender offer for 10 percent or more of the Company's common stock. The Rights entitle the holder, except such an acquiring person, to purchase at the current exercise price of $100, that number of the Company's common shares that at the time would have a market value of $200. In the event the Company is acquired in a merger or other business combination (including one in which the Company is the surviving corporation), each Right entitles its holder to purchase at the current exercise price of $100 that number of common shares of the surviving corporation which would then have a market value of $200. In lieu of common shares, Rights holders can purchase 1/100 of a share of Series C Preferred Stock for each Right. The Series C Preferred Stock would be entitled to quarterly dividends equal to the greater of $10 per share or 100 times the common stock dividend per share and have 100 votes per share, voting together with the common stock. By action of the board of directors, the Rights may also be exchanged in whole or in part, at an exchange ratio of one share of common stock per Right. The Rights have no voting rights and are redeemable, at the option of the Company, at a price of $0.01 per Right prior to the acquisition by a person or a group of persons affiliated or associated persons of beneficial ownership of 10 percent or more of the common stock.

EMPLOYEE STOCK OPTION AND STOCK PURCHASE PLANS

Option Plans

The Company sponsors various stock option and incentive plans which provide for the granting of options to employees and directors for purchase of common stock at prices equal to fair market value at the time of grant. Options granted under all plans are for terms not exceeding 10 years and are exercisable cumulatively 20 percent to 50 percent each year based on the terms of the grant.

Key employee plans also provide for the issuance of stock appreciation rights, limited stock appreciation rights, performance units or restricted stock at no cost to the employee. The value of the restricted stock and stock units, equal to fair market value at the time of grant, is recorded in shareholders' equity and recognized as compensation expense as the restricted stock and stock units vest over the periods established for each grant. In 2000 and 1999, the Company granted 194,400 and 45,650 shares of restricted stock at a weighted average grant date fair value of $18.19 and $26.33, respectively. No grants were made in 1998. Awards under a non-employee director plan may also be granted in tandem with restricted stock units at no cost to the grantee; 3,975 units, 4,013 units and 2,850 units were granted in 2000, 1999 and 1998, respectively. This compensation expense was not significant in 2000, 1999 or 1998.

The following table summarizes the status of the Company's stock option plans (shares in thousands):

--------------------------------------------------------------------------------
                                2000              1999                1998
                            Weighted          Weighted            Weighted
                             Average           Average             Average
                            Exercise          Exercise            Exercise
                    Shares     Price  Shares     Price  Shares       Price
--------------------------------------------------------------------------------
Beginning
  of year            6,762    $27.77   5,253    $28.06   6,000      $27.18
Granted              2,969     18.61   2,200     26.76     246       33.21
Exercised              (73)    14.11     (92)    22.44    (911)      23.60
Forfeited             (886)    27.97    (599)    27.47     (82)      27.01
                   -------------------------------------------------------------
End of year          8,772    $24.76   6,762    $27.77   5,253      $28.06
                   =============================================================
Exercisable at
  end of year        4,123    $28.25   4,099    $27.59   3,610      $26.12
                   =============================================================
Available for
  future grant       2,477       N/A   2,258       N/A   3,907         N/A
================================================================================

Information about options in various price ranges at December 31, 2000 follows (shares in thousands):

                         Options                   Options
                       Outstanding               Exercisable
--------------------------------------------------------------------------------
                       Remaining    Weighted            Weighted
Price                       Life     Average             Average
Ranges        Shares   (in years)      Price   Shares      Price
--------------------------------------------------------------------------------
$10 - 20       2,388         8.7      $17.71      176     $17.25
 20 - 25       1,423         6.4       22.03      523      22.55
 25 - 30       3,818         5.4       27.01    2,369      27.14
 30 - 38       1,143         5.9       35.34    1,055      35.40
================================================================================
               8,772         6.5      $24.76    4,123     $28.25
================================================================================

Purchase Plans

The Employee Stock Purchase Plan provides for periodic offerings to substantially all U.S. and Canadian employees, with the exception of employees in executive stock option plans, to subscribe to shares of the Company's common stock at 85 percent of the fair market value on either the date of offering or the last day of the purchase period, whichever is less. The stock purchase plan currently in effect provides for quarterly purchase periods. The U.K. Stock Purchase Scheme provides for periodic offerings to substantially all United Kingdom employees to subscribe to shares of the Company's common stock at 85 percent of the fair market value on the date of the offering.

The following table summarizes the status of the Company's stock purchase plans (shares in thousands):


                                2000              1999                1998
                            Weighted          Weighted            Weighted
                             Average           Average             Average
                            Exercise          Exercise            Exercise
                    Shares     Price  Shares     Price  Shares       Price
--------------------------------------------------------------------------------
Beginning
  of year               72    $27.00      82    $27.05     571      $24.46
Granted                379     16.03     300     18.43     146       20.31
Exercised             (379)    16.03    (300     19.71    (586)      23.05
Forfeited               (9)    28.34     (10)    27.66     (49)      24.54
                    ------------------------------------------------------------
End of year             63    $26.81      72    $27.00      82      $27.05
                    ============================================================
Exercisable at
  end of year           22    $20.66      --       N/A      --         N/A
                    ============================================================
Available for
  future grant       2,066       N/A   2,436       N/A     226         N/A
================================================================================

Pro Forma Information

The Company accounts for stock-based compensation using the intrinsic value method. Stock options are issued at fair market value at the date of grant. Accordingly, no compensation expense has been recognized for stock options granted. Had the fair value method of accounting been applied to the Company's plans, which requires recognition of compensation expense over the vesting periods of the awards, pro forma net earnings and earnings per share would have been:

Years ended December 31                       2000         1999       1998
--------------------------------------------------------------------------------
(in thousands, except per share amounts)
Net earnings:
  As reported                              $89,032      419,678    159,071
  Pro forma                                 81,350      412,789    150,958
Earnings per share:
  Basic:
     As reported                              1.49         6.12       2.18
     Pro forma                                1.37         6.02       2.07
  Diluted:
     As reported                              1.49         6.11       2.16
     Pro forma                                1.37         6.02       2.06
================================================================================

The fair values of options granted were estimated as of the dates of grant using the Black-Scholes option pricing model.

The option pricing assumptions were as follows:

Years ended December 31              2000         1999       1998
--------------------------------------------------------------------------------
Dividend yield                        3.5%         2.5%       2.3%
Expected volatility                  26.9%        25.7%      25.1%
Option Plans:
  Risk-free interest rate             6.3%         5.4%       5.4%
  Weighted average
    expected life                 7 years      7 years    9 years
  Weighted average grant -
    date fair value per option      $5.01        $7.77     $11.05
Purchase plans:
  Risk-free interest rate             5.8%         4.9%       5.3%
  Weighted average
    expected life                .25 year     .25 year   .25 year
  Weighted average grant -
     date fair value per option     $4.08        $4.99      $5.50
================================================================================

EARNINGS PER SHARE INFORMATION
A reconciliation of the number of shares used in computing basic and diluted EPS follows:

Years ended December 31                 2000         1999       1998
--------------------------------------------------------------------------------
(in thousands)
Weighted average shares
  outstanding - Basic                 59,567       68,536     73,068
Effect of dilutive options
  and unvested restricted
  stock                                  192          196        577
                                      ------------------------------------------
Weighted average shares
  outstanding - Diluted               59,759       68,732     73,645
                                      ==========================================
Anti-dilutive options not
  included above                       6,446        5,750      1,485
================================================================================

EMPLOYEE BENEFIT PLANS

Pension Plans

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

Pension income (expense) was as follows:

Years ended December 31               2000         1999       1998
--------------------------------------------------------------------------------
(in thousands)
Company-administered plans:
  Service cost                   $ (23,836)     (32,649)   (26,067)
  Interest cost                    (54,047)     (50,087)   (48,356)
  Expected return on plan
    assets                          97,064       85,422     75,680
  Amortization of transition
    asset                            3,746        3,818      3,848
  Recognized net actuarial
    gain                            23,890        2,323      2,334
  Amortization of prior
    Service cost                    (2,501)      (2,382)    (2,368)
                                 -----------------------------------------------
                                    44,316        6,445      5,071
Union-administered plans            (2,610)      (2,591)    (2,488)
                                 -----------------------------------------------
Net pension income               $  41,706        3,854      2,583
================================================================================

Plan transfers relate to obligations assumed and assets received in 2000 related to a customer's employees who were hired by the Company as a result of a new contract in the United Kingdom. Additionally, in 2000, the Company's dominant plan was amended to increase certain benefit levels and resulted in an additional benefit obligation of $7 million. The Company recorded settlement and curtailment gains of $4 million in 1999 as part of the gain on disposal of discontinued operations.

The following table sets forth the balance sheet impact, as well as the benefit obligations, assets and funded status associated with the Company's pension plans:

December 31                                   2000       1999
--------------------------------------------------------------------------------
(in thousands)
Change in benefit obligations:
  Benefit obligations at January 1,       $ 701,776    787,729
  Service cost                               23,836     32,649
  Interest cost                              54,047     50,087
  Amendments                                  7,747         --
  Actuarial loss (gain)                      37,444     (7,047)
  Benefits paid                             (36,229)   (34,905)
  Settlement and curtailment                     --    (21,331)
  Change in discount rate assumption         22,502   (104,019)
  Plan transfers                             15,627         --
  Foreign currency exchange rate
     changes                                 (6,581)    (1,387)
                                          --------------------------------------
Benefit obligations at December 31,         820,169    701,776
                                          --------------------------------------
Change in plan assets:
Fair value of plan assets
  at January 1,                           1,054,123    929,161
  Actual return on plan assets              (41,672)   167,229
  Employer contribution                       2,293     10,084
  Plan participants' contributions            2,692      3,025
  Benefits paid                             (36,229)   (34,905)
  Settlement                                     --    (19,183)
  Plan transfers                             20,110         --
  Foreign currency exchange rate
     changes                                 (7,824)    (1,288)
                                          --------------------------------------
Fair value of plan assets
  at December 31,                           993,493  1,054,123
                                          --------------------------------------
Funded status                               173,324    352,347
Unrecognized transition asset                  (267)    (4,036)
Unrecognized prior service cost              17,950     12,795
Unrecognized net actuarial gain             (59,933)  (278,761)
                                          --------------------------------------
Prepaid benefit cost                      $ 131,074     82,345
================================================================================

Amounts recognized in the balance sheet consist of:

December 31                              2000       1999
--------------------------------------------------------------------------------
(in thousands)
Other assets (prepaid pension
  benefit cost)                     $ 145,546     95,074
Accrued expenses                      (14,472)   (12,729)
                                    --------------------------------------------
                                    $ 131,074     82,345
================================================================================

The following table sets forth the actuarial assumptions used for the Company's dominant plan:

December 31                                      2000       1999
--------------------------------------------------------------------------------

Discount rate                                    7.50%      7.75%
Rate of increase in compensation levels          5.00%      5.00%
Expected long-term rate of return
  on plan assets                                 9.50%      9.50%
Transition amortization in years                    6          8
Gain and loss amortization in years                 6          8
================================================================================

Savings Plans

The Company also has defined contribution savings plans that cover substantially all eligible employees. Company contributions to the plans, which are based on employee contributions and the level of company match, totaled approximately $14 million in 2000, $11 million in 1999 and $12 million in 1998.

Supplemental Pension and Deferred
Compensation Plans

The Company has a non-qualified supplemental pension plan covering certain employees which provides for incremental pension payments from the Company's funds so that total pension payments equal amounts that would have been payable from the Company's principal pension plans if it were not for limitations imposed by income tax regulations. The benefit obligation under this plan totaled $19 million and $15 million at December 31, 2000 and 1999, respectively. The accrued pension expense liability related to this plan was $14 million and $13 million at December 31, 2000 and 1999, respectively. Pension expense for this plan totaled $2 million in 2000, 1999 and 1998.

The Company also has deferred compensation plans that permit eligible employees, officers and directors to defer a portion of their compensation. The deferred compensation liability, including Company matching amounts and accumulated earnings on notional investments, totaled $23 million at December 31, 2000 and 1999.

The Company has established a grantor trust (Rabbi Trust) to provide funding for benefits payable under the supplemental pension plan and deferred compensation plans. The assets held in trust at December 31, 2000 and 1999 amounted to $38 million and $37 million, respectively. These assets are included in "Direct financing leases and other assets" in the accompanying balance sheets because they are available to the general creditors of the Company in the event of the Company's insolvency. Rabbi Trust assets consist of a managed portfolio of equity securities and corporate-owned life insurance policies. The equity securities are classified as trading assets and stated at fair value. Both realized and unrealized gains and losses are included in miscellaneous expense (income), net.

Postretirement Benefits Other than Pensions

The Company sponsors plans that provide retired employees with certain healthcare and life insurance benefits. Substantially all employees not covered by union-administered health and welfare plans are eligible for these benefits. Healthcare benefits for the Company's principal plans are generally provided to qualified retirees under age 65 and eligible dependents. Generally, these plans require employee contributions, which vary based on years of service and include provisions which cap Company contributions.

Total periodic postretirement benefit expense was as follows:

Years ended December 31     2000         1999       1998
--------------------------------------------------------------------------------
(in thousands)
Service cost             $   975        1,360      1,117
Interest cost              2,233        2,210      2,535
Curtailment gain          (1,148)          --         --
Recognized net
  actuarial gain            (801)         (94)        --
Amortization of prior
  service cost            (1,166)      (1,043)    (1,091)
                        --------------------------------------------------------
Postretirement benefit
  expense                $    93        2,433      2,561
================================================================================

During 2000, the Company amended its postretirement benefit plan to eliminate the retiree life insurance benefit for active employees as of December 31, 2000. The amendment led to a curtailment gain of $1 million in 2000.

The Company also recorded settlement and curtailment gains of $1 million in 1999 as part of the gain on disposal of discontinued operations.

The Company's postretirement benefit plans are not funded. The following table sets forth the balance sheet impact, as well as the benefit obligations and rate assumptions associated with the Company's postretirement benefit plans:

December 31                                2000       1999
--------------------------------------------------------------------------------
(in thousands)
Benefit obligations at January 1,     $  29,639     38,976
  Service cost                              975      1,360
  Interest cost                           2,233      2,210
  Amendment                              (4,318)        --
  Actuarial loss (gain)                   2,699     (3,830)
  Benefits paid                          (3,585)    (3,847)
  Settlement and curtailment             (1,148)    (2,271)
  Change in discount rate assumption        437     (2,959)
                                      ------------------------------------------
Benefit obligations at December 31,      26,932     29,639
  Unrecognized prior service credit       8,708      5,556
  Unrecognized net actuarial gain         2,634      6,571

                                      ------------------------------------------
Accrued postretirement
  benefit obligation                  $  38,274     41,766
================================================================================
Discount rate                              7.50%      7.75%
                                      ------------------------------------------

The actuarial assumptions include healthcare cost trend rates projected at 7 percent for 2001 and 2002, and 6 percent thereafter. Changing the assumed healthcare cost trend rates by 1 percent in each year would not have had a material effect on the accumulated postretirement benefit obligation as of December 31, 2000 or postretirement benefit expense for 2000.

ENVIRONMENTAL MATTERS

The Company's operations involve storing and dispensing petroleum products, primarily diesel fuel. In 1988, the Environmental Protection Agency (EPA) issued regulations that established requirements for testing and replacing underground storage tanks. During 1998, the Company completed its tank replacement program to comply with the regulations. In addition, the Company has received notices from the EPA and others that it has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, the Superfund Amendments and Reauthorization Act and similar state statutes and may be required to share in the cost of cleanup of 27 identified disposal sites.

The Company's environmental expenses, which included remediation costs as well as normal recurring expenses such as licensing, testing and waste disposal fees, were $5 million in 2000, $10 million in 1999 and $4 million in 1998.

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

OTHER MATTERS

The Company was involved in litigation with a former customer, OfficeMax, relating to a logistics services agreement that was terminated in 1997. In October 2000, the Company agreed to an out-of-court settlement with OfficeMax, ending this litigation. In the final settlement, OfficeMax will pay the Company a total of $5 million over the next five years. The Company will not pay anything to OfficeMax. Further, the settlement is backed by a $5 million letter of credit, obtained by OfficeMax, naming the Company as the beneficiary.

The Company is also a party to various other claims, legal actions and complaints arising in the ordinary course of business. While any proceeding or litigation has an element of uncertainty, management believes that the disposition of these matters will not have a material impact on the consolidated financial position, liquidity or results of operations of the Company.

SEGMENT REPORTING

During the fourth quarter of 1999, the Company implemented several restructuring initiatives designed to improve profitability and align the organizational structure with the strategic direction of the Company (see "Restructuring and Other Charges"). As part of the restructuring, the Company changed how it manages and measures the business during the first quarter of 2000. Prior to the 1999 restructuring, the Company's three reportable business segments were Transportation Services, Integrated Logistics and International. The principal changes from prior management and measurement are (1) management of the business along product lines, without regard to geography; (2) discrete management and presentation of the DCC business; and (3) segment profitability measured by contribution margin. The business segment information presented below reflects such changes. Prior year information has been restated, where practical, to conform to the current year presentation.

The Company's operating segments are aggregated into the following reportable business segments based primarily upon similar economic characteristics, products, services and delivery methods. The Company operates in three reportable business segments: (1) FMS, which provides full service leasing, commercial rental and programmed maintenance of trucks, tractors and trailers to customers, principally in the U.S., Canada and the United Kingdom; (2) SCS, which provides comprehensive supply chain consulting and lead logistics management solutions that support customers' entire supply chains, from inbound raw materials through distribution of finished goods throughout North America, in Latin America, Europe and Asia; and (3) DCC, which provides vehicles and drivers as part of a dedicated transportation solution, principally in North America.

Business segment revenue and contribution margin are presented below:

Years ended December 31               2000           1999           1998
--------------------------------------------------------------------------------
(in thousands)
Revenue

Fleet management solutions:
  Full service lease and
     programmed
     maintenance                $1,865,345      1,816,599      1,762,621
  Commercial rental                523,776        540,734        505,558
  Fuel                             773,320        587,193        542,140
  Other                            393,549        362,718        352,591
                                ------------------------------------------------
                                 3,555,990      3,307,244      3,162,910

Supply chain solutions           1,604,862      1,449,871      1,242,664
Dedicated contract
  carriage                         542,096        522,800        512,800
Eliminations                      (366,156)      (327,711)      (311,398)
                                ------------------------------------------------
Total revenue                   $5,336,792      4,952,204      4,606,976
================================================================================

Years ended December 31            2000         1999       1998
--------------------------------------------------------------------------------

(in thousands)
Contribution margin

Fleet management
  solutions                   $ 382,851      372,164    395,828
Supply chain solutions           70,242       56,365     56,914
Dedicated contract
  carriage                       59,669       58,100     59,600
Eliminations                    (41,888)     (40,280)   (39,666)
                              --------------------------------------------------
                                470,874      446,349    472,676
Central support services       (287,539)    (252,712)  (233,734)
Restructuring and
  other charges                 (42,014)     (52,093)     3,040
Year 2000 expense                    --      (24,050)   (37,418)
                              --------------------------------------------------
Earnings from
  continuing operations
  before income taxes         $ 141,321      117,494    204,564
================================================================================

Management evaluates business segment financial performance based upon several factors, of which the primary measure is contribution margin. Contribution margin represents each business segment's revenue, less direct costs and direct overheads related to the segment's operations. Business segment contribution margin for all segments (net of eliminations), less Central Support Services
(CSS) expenses and unusual items, is equal to earnings from continuing operations before income taxes. CSS are those costs incurred to support all business segments, including sales and marketing, human resources, finance, shared management information systems, customer solutions, health and safety, legal and communications. CSS also includes expenses of certain new business initiatives, Ryder Capital Services and e-Commerce, which may be reported as business segments in the future once such operations become material.

The FMS segment leases revenue earning equipment, sells fuel and provides maintenance and other ancillary services to the SCS and DCC segments. Inter-segment revenues and contribution margin are accounted for at approximate fair value as if the transactions were made with third parties. Contribution margin related to inter-segment equipment and services billed to customers (equipment contribution) is included in both FMS and the business segment which served the customer, then eliminated. Equipment contribution included in SCS contribution margin was $20 million in 2000 and $19 million in 1999 and 1998. Equipment contribution included in DCC contribution margin was $22 million in 2000 and $21 million in 1999 and 1998. Interest expense is primarily allocated to the FMS business segment.

Each business segment follows the same accounting policies as described in the Summary of Significant Accounting Policies. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

Years ended December 31         2000         1999       1998
--------------------------------------------------------------------------------

(in thousands)
Depreciation

Fleet management
  solutions                 $534,758      572,784    576,286
Supply chain solutions        25,080       24,835     23,908
Dedicated contract
  carriage                     1,809        2,259      2,515
Central support services      18,709       22,848     23,584
                            ----------------------------------------------------
Total depreciation          $580,356      622,726    626,293
================================================================================

Gains on sales of revenue earning equipment, net of selling and equipment preparation cost reflected in FMS, totaled $19 million, $56 million and $57 million in 2000, 1999 and 1998, respectively.

Years ended December 31           2000         1999       1998
--------------------------------------------------------------------------------

(in thousands)
Amortization expense and
  other non-cash
  charges, net

Fleet management
   solutions                   $ 15,973       17,147      4,680
Supply chain solutions           14,624       11,072     (1,552)
Dedicated contract carriage          --           --         --
Central support services          2,330       (1,983)    (3,920)
                               -------------------------------------------------
Total amortization and other
  non-cash charges, net        $ 32,927       26,236       (792)
================================================================================

Interest expense related to the Company's business segments in 2000 was $153 million for FMS, $5 million for SCS, none for DCC and a credit of $4 million for CSS. As a result of the change in reportable business segments, the prior year disclosure of interest expense included in contribution margin under the new reportable segments is impracticable. Interest expense for the previously reportable business segments is presented below:

Years ended December 31              2000         1999       1998
--------------------------------------------------------------------------------

(in thousands)
Interest expense

Transportation services          $141,487      169,082    162,070
Integrated logistics                2,289        2,368      1,588
International                      16,914       22,187     25,564
                                 -----------------------------------------------
Total reportable segments         160,690      193,637    189,222
Other, primarily corporate         (6,681)      (6,461)    (1,436)
                                 -----------------------------------------------
Total interest expense           $154,009      187,176    187,786
================================================================================

Asset information, including capital expenditures, is not maintained on the new segment basis nor provided to the chief operating decision maker and as such is not presented.

Geographic Information

Years ended December 31     2000         1999       1998
--------------------------------------------------------------------------------

(in thousands)
Revenue

United States         $4,445,842    4,078,087  3,764,309
Foreign                  890,950      874,117    842,667
                      ----------------------------------------------------------
Total                 $5,336,792    4,952,204  4,606,976
================================================================================

Years ended December 31     2000         1999       1998
--------------------------------------------------------------------------------

(in thousands)
Long-lived assets

United States         $3,026,644    3,072,892  3,209,027
Foreign                  598,788      603,664    600,893
                      ----------------------------------------------------------
Total                 $3,625,432    3,676,556  3,809,920
================================================================================

Ryder System, Inc. and Subsidiaries
SUPPLEMENTARY DATA

QUARTERLY FINANCIAL AND COMMON STOCK DATA

                                                                                                  Per Common Share
                                                                       -------------------------------------------------------------
                                                                                Earning from                             Dividends
                                                                From             Continuing                                    Per
                                                            Earnings     Operations      Net Earnings      Stock Prices     Common
                                                Continuing       Net   -------------------------------------------------------------
                                       Revenue  Operations  Earnings   Basic  Diluted   Basic  Diluted    High       Low     Share
------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except share data)
2000
First quarter                      $ 1,308,608      19,824    19,824    0.33     0.33    0.33     0.33   25.13     17.44       .15
Second quarter                       1,332,190      29,640    29,640    0.50     0.50    0.50     0.50   24.88     17.94       .15
Third quarter                        1,338,817      12,144    12,144    0.20     0.20    0.20     0.20   23.00     18.31       .15
Fourth quarter                       1,357,177      27,424    27,424    0.46     0.46    0.46     0.46   20.31     14.81       .15
------------------------------------------------------------------------------------------------------------------------------------
  Total                            $ 5,336,792      89,032    89,032    1.49     1.49    1.49     1.49   25.13     14.81       .60
====================================================================================================================================
1999
First quarter                      $ 1,154,022      10,888    22,140    0.15     0.15    0.31     0.31   28.75     23.56      0.15
Second quarter                       1,214,832      20,579    30,150    0.29     0.29    0.43     0.43   28.38     22.19      0.15
Third quarter                        1,261,566      35,109   361,467    0.51     0.51    5.22     5.21   26.25     20.00      0.15
Fourth quarter                       1,321,784       6,341     5,921    0.10     0.10    0.09     0.09   24.94     18.81      0.15
------------------------------------------------------------------------------------------------------------------------------------
  Total                            $ 4,952,204      72,917   419,678    1.06     1.06    6.12     6.11   28.75     18.81      0.60
====================================================================================================================================

Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year. Information for the first two quarters of 1999 has been restated to reflect RPTS as a discontinued operation (see the "Divestitures" note to the consolidated financial statements for a further discussion).

Earnings from continuing operations in the third and fourth quarters of 2000 were impacted, in part, by after-tax restructuring and other charges of $23 million and $3 million, respectively. Earnings from continuing operations in the third and fourth quarters of 1999 were impacted, in part, by after-tax restructuring and other charges of $2 million and $30 million, respectively.

Net earnings in the fourth quarter of 1999 were also impacted by a $4 million after-tax extraordinary loss resulting from the early extinguishment of debt.

The Company's common shares are traded on the New York Stock Exchange, the Chicago Stock Exchange, the Pacific Stock Exchange and the Berlin Stock Exchange. As of January 31, 2001, there were 14,492 common stockholders of record.

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III


           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding executive officers is set out in
Item 1 of Part I of this Form 10-K.

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

                                    PART IV


                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,

                            AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements for Ryder System, Inc. and Consolidated
          Subsidiaries:

     Items A through F are presented on the following pages of this Form 10-K:

                                                                        Page No.
               A)   Independent Auditors' Report ......................       24

               B)   Consolidated Statements of Earnings for year
                    December 31, 2000, 1999 and 1998...................       25

               C)   Consolidated Balance Sheets as of December 3 1999..       26

               D)   Consolidated Statements of Cash Flows for year
                    ended December 31, 2000, 1999 and 1998.............       27

               E)   Consolidated Statements of Shareholders' Equity for
                    years ended December 31, 2000, 1999 and 1998.......       28

               F)   Notes to Consolidated Financial Statements.........       29

     2.   Not applicable:

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


                                 EXHIBIT INDEX
                                 -------------

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

            3.2 The Ryder System, Inc. By-Laws, as amended through February 16, 2001.

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

            4.2(a) The Form of Indenture between Ryder System, Inc. and The Chase Manhattan Bank (National Association) dated as of June 1, 1984, filed with the on November 19, 1985 as an exhibit to the Company's Registration Statement on Form S-3 (No. 33-
                    1632), is incorporated by reference into this report.

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

            10.3(d) The Ryder System, Inc. 2000 Incentive Compensation Plan for
                    Headquarters Executive Management Levels MS 11 and Higher.

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

            10.4(e) The Ryder System, Inc. 1995 Stock Incentive Plan, as
                    amended and restated as of May 4, 2000

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

            24.1    Manually executed powers of attorney for each of:

                                                  M. Anthony Burns
                                                  Joseph L. Dionne
                                                  Edward T. Foote II
                                                  David I. Fuente
                                                  John A. Georges
                                                  Vernon E. Jordan, Jr.
                                                  David T. Kearns
                                                  Lynn M. Martin
                                                  Christine A. Varney
                                                  Alva O. Way

(b)  Reports on Form 8-K:

     During the first quarter of 2001, the Company filed a report on Form 8-K on March 12, 2001.

     Item 9.   REGULATION FD DISCLOSURE

               The Company made the 8-K filing to provide answers to question that were submitted by analysts and investors prior and subsequent to the Company's February 7, 2001, earnings conference call. The Company also published the question and answer document (Q and A) on its web site (www.ryder.com).

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

          Date:  March 23, 2001         RYDER SYSTEM, INC.

                                   By:  /S/ GREGORY T. SWIENTON
                                        -------------------------------------
                                        Gregory T. Swienton
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Date:  March 23, 2001    By:  /S/ GREGORY T. SWIENTON
                                        -------------------------------------
                                        Gregory T. Swienton
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


          Date:  March 23, 2001    By:  /S/ CORLISS J. NELSON
                                        -------------------------------------
                                        Corliss J. Nelson
                                        Senior Executive Vice President
                                        and Chief Financial Officer
                                        (Principal Financial Officer)


          Date:  March 23, 2001    By:  /S/ RICHARD G. RODICK
                                        -------------------------------------
                                        Richard G. Rodick
                                        Senior Vice President
                                        and Controller
                                        (Principal Accounting Officer)

          Date:  March 23, 2001    By:  /S/ M. ANTHONY BURNS *
                                        -------------------------------------
                                        M. Anthony Burns
                                        Chairman

          Date:  March 23, 2001    By:  /S/ JOSEPH L. DIONNE *
                                        -------------------------------------
                                        Joseph L. Dionne
                                        Director

          Date:  March 23, 2001    By:  /S/ EDWARD T. FOOTE II *
                                        -------------------------------------
                                        Edward T. Foote II
                                        Director


          Date:  March 23, 2001    By:  /S/ DAVID I. FUENTE *
                                        -------------------------------------
                                        David I. Fuente
                                        Director

          Date:  March 23, 2001    By:  /S/ JOHN A. GEORGES *
                                        -------------------------------------
                                        John A. Georges
                                        Director

          Date:  March 23, 2001    By:  /S/ VERNON E. JORDAN, JR. *
                                        -------------------------------------
                                        Vernon E. Jordan, Jr.
                                        Director

          Date:  March 23, 2001    By:  /S/ DAVID T. KEARNS *
                                        -------------------------------------
                                        David T. Kearns
                                        Director

          Date:  March 23 , 2001   By:  /S/ LYNN M. MARTIN *
                                        -------------------------------------
                                        Lynn M. Martin
                                        Director

          Date:  March 23, 2001    By:  /S/ CHRISTINE A. VARNEY *
                                        -------------------------------------
                                        Christine A. Varney
                                        Director

          Date:  March 23, 2001    By:  /S/ ALVA O. WAY *
                                        -------------------------------------
                                        Alva O. Way
                                        Director

                                   *By: /S/ CARLOS J. ABARCA
                                        -------------------------------------
                                        Carlos J. Abarca
                                        Attorney-in-Fact