Form 10-Q
period 2001-03-31
RYDER SYSTEM INC
filed 2001-05-08
CIK 85961

--------------------------------------------------------------------------------

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

Ryder System, Inc. had 60,337,162 shares of common stock ($0.50 par value per share) outstanding as of April 30, 2001.

--------------------------------------------------------------------------------

                              RYDER SYSTEM, INC.

                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----

                         PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

        Consolidated Condensed Statements of Earnings - Three months
        ended March 31, 2001 and 2000 (unaudited)                            3

        Consolidated Condensed Balance Sheets -
        March 31, 2001 (unaudited) and December 31, 2000                     4

        Consolidated Condensed Statements of Cash Flows -
        Three months ended March 31, 2001 and 2000 (unaudited)               5

        Notes to Consolidated Condensed Financial Statements (unaudited)     6

        Independent Accountants' Review Report                              12

ITEM 2. Management's Discussion and Analysis of Results of Operations
        and Financial Condition                                             13

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk           24


                 PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K                                    25

        Signatures                                                          26

        Exhibit Index                                                       27


                          PART I. FINANCIAL INFORMATION


ITEM 1.     Financial Statements

Ryder System, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (unaudited)

--------------------------------------------------------------------------------
Three months ended March 31, 2001 and 2000
(In thousands, except per share amounts)
                                                            2001           2000
--------------------------------------------------------------------------------


Revenue                                            $   1,281,509      1,308,608
                                                   -------------   -------------
Operating expense                                        885,736        908,812
Freight under management expense                         102,167         98,007
Depreciation expense                                     137,550        152,221
Gains on vehicle sales                                    (3,107)        (9,217)
Equipment rental                                         103,639         86,847
Interest expense                                          34,321         41,952
Miscellaneous expense (income), net                        4,121         (1,481)
Restructuring and other charges, net                      10,544              -
                                                   -------------   -------------
                                                       1,274,971      1,277,141
                                                   -------------   -------------
   Earnings before income taxes                            6,538         31,467
Provision for income taxes                                 2,419         11,643
                                                   -------------   -------------
   Net earnings                                    $       4,119         19,824
                                                   =============   =============
Earnings per common share:

   Basic                                           $        0.07           0.33
                                                   =============   =============

   Diluted                                         $        0.07           0.33
                                                   =============   =============

Cash dividends per common share                    $        0.15           0.15
                                                   =============   =============

See accompanying notes to consolidated condensed financial statements.

Ryder System, Inc. and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                                  (unaudited)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                    March 31,       December 31,
(In thousands, except share amounts)                                                                     2001               2000
---------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
      Cash and cash equivalents                                                            $           87,422            121,970
      Receivables, net of allowance for doubtful accounts of $7,754
           and $9,236, respectively                                                                   445,939            399,623
      Inventories                                                                                      75,495             77,810
      Tires in service                                                                                137,964            158,854
      Prepaid expenses and other current assets                                                       166,321            170,019
                                                                                           -------------------   ----------------
           Total current assets                                                                       913,141            928,276

Revenue earning equipment, net of accumulated depreciation of
           $1,399,473 and $1,416,062, respectively                                                  2,613,398          3,012,806
Operating property and equipment, net of accumulated depreciation
           of $639,173 and $632,216, respectively                                                     606,276            612,626
Direct financing leases and other assets                                                              718,680            693,097
Intangible assets and deferred charges                                                                223,337            228,118
                                                                                           -------------------   ----------------
                                                                                           $        5,074,832          5,474,923
                                                                                           ===================   ================

Liabilities and Shareholders' Equity
Current liabilities:
      Current portion of long-term debt                                                    $          284,597            412,738
      Accounts payable                                                                                325,660            379,155
      Accrued expenses                                                                                441,150            510,411
                                                                                           -------------------   ----------------
           Total current liabilities                                                                1,051,407          1,302,304
Long-term debt                                                                                      1,478,802          1,604,242
Other non-current liabilities                                                                         300,653            298,365
Deferred income taxes                                                                               1,008,160          1,017,304
                                                                                           -------------------   ----------------
           Total liabilities                                                                        3,839,022          4,222,215
                                                                                           -------------------   ----------------
Shareholders' equity:
      Preferred stock of no par value per share - Authorized 900,000;
           none outstanding March 31, 2001 or December 31, 2000                                             -                  -
      Common stock of $0.50 par value per share - Authorized 400,000,000;
           Outstanding, March 31, 2001 - 60,176,276; December 31, 2000 - 60,044,479                   529,516            524,432
      Retained earnings                                                                               762,913            767,802
      Deferred compensation                                                                            (6,665)            (3,818)
      Accumulated other comprehensive loss                                                            (49,954)           (35,708)
                                                                                           -------------------   ----------------
           Total shareholders' equity                                                               1,235,810          1,252,708
                                                                                           -------------------   ----------------
                                                                                           $        5,074,832          5,474,923
                                                                                           ===================   ================

See accompanying notes to consolidated condensed financial statements.

Ryder System, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

---------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 2001 and 2000
(In thousands)                                                                                            2001              2000
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net earnings                                                                            $          4,119            19,824
      Depreciation expense                                                                             137,550           152,221
      Gains on vehicle sales                                                                            (3,107)           (9,217)
      Amortization expense and other non-cash charges, net                                               9,836             4,710
      Deferred income tax expense                                                                        2,058            10,022
      Changes in operating assets and liabilities, net of acquisitions:
          Increase (decrease) in aggregate balance of trade receivables sold                           (95,000)          234,000
          Receivables                                                                                   54,067            38,346
          Inventories                                                                                    2,315            (2,005)
          Prepaid expenses and other assets                                                             (7,333)          (58,367)
          Accounts payable                                                                             (53,521)           81,640
          Accrued expenses and other non-current liabilities                                           (75,935)          (35,723)
                                                                                              -----------------  ----------------
                                                                                                       (24,951)          435,451
                                                                                              -----------------  ----------------
Cash flows from financing activities:
      Net change in commercial paper borrowings                                                       (218,022)          150,082
      Debt proceeds                                                                                     92,769             5,969
      Debt repaid, including capital lease obligations                                                (109,724)         (193,445)
      Dividends on common stock                                                                         (9,008)           (8,910)
      Common stock issued                                                                                1,780             1,609
                                                                                              -----------------  ----------------
                                                                                                      (242,205)          (44,695)
                                                                                              -----------------  ----------------
Cash flows from investing activities:
      Purchases of property and revenue earning equipment                                             (250,203)         (497,267)
      Sales of property and revenue earning equipment                                                   44,545            78,114
      Sale and leaseback of revenue earning equipment                                                  410,739           222,978
      Acquisitions, net of cash acquired                                                                     -            (3,551)
      Proceeds from sale of business                                                                    14,113                 -
      Collections on direct finance leases                                                              15,740            16,163
      Other, net                                                                                        (2,326)           (6,799)
                                                                                              -----------------  ----------------
                                                                                                       232,608          (190,362)
                                                                                              -----------------  ----------------
Increase (decrease) in cash and cash equivalents                                                       (34,548)          200,394
Cash and cash equivalents at January 1                                                                 121,970           112,993
                                                                                              -----------------  ----------------
Cash and cash equivalents at March 31                                                         $         87,422           313,387
                                                                                              =================  ================

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(A)   INTERIM FINANCIAL STATEMENTS

      The accompanying unaudited consolidated condensed financial statements include the accounts of Ryder System, Inc. and subsidiaries (the "Company") and have been prepared by the Company in accordance with the accounting policies described in the 2000 Annual Report and should be read in conjunction with the consolidated financial statements and notes which appear in that report. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. Certain prior year amounts have been reclassified to conform with current presentation.

(B)   EARNINGS PER SHARE INFORMATION

      Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share reflects the dilutive effect of potential common shares from securities such as stock options and unvested restricted stock. The dilutive effect of stock options is computed using the treasury stock method, which assumes the repurchase of common shares by the Company at the average market price for the period. A reconciliation of the number of shares used in computing basic and diluted earnings per share follows:

      Three months ended March 31, 2001 and 2000
      (In thousands)                                                   2001          2000
      -----------------------------------------------------          ------        ------
      Weighted average shares outstanding-Basic                      59,877        59,381

      Effect of dilutive options and unvested restricted stock          459           187

      Weighted average shares outstanding-Diluted                    60,336        59,568
                                                                     ======        ======

      Anti-dilutive options not included above                        7,127         6,178
                                                                     ======        ======

      Key employee plans provide for the issuance of stock appreciation rights, limited stock appreciation rights, performance units or restricted stock at no cost to the employee. The value of the restricted stock, equal to fair market value at the time of grant, is recorded in shareholders' equity as deferred compensation and recognized as compensation expense as the restricted stock and stock units vest over the periods established for each grant. In the first quarter of 2001, the Company granted 165,755 shares of restricted stock at a weighted average grant date fair value of $20.62. No grants were made in the first quarter of 2000.

(C)   SEGMENT INFORMATION

      The Company's operating segments are aggregated into the following reportable business segments based primarily upon similar economic characteristics, products, services and delivery methods. The Company operates in four reportable business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing, commercial rental and programmed maintenance of trucks, tractors and trailers to customers, principally in the U.S., Canada and the United Kingdom; (2) Supply Chain Solutions (SCS), which provides comprehensive supply chain consulting and lead logistics management solutions that support

(C)      SEGMENT INFORMATION (continued)

         customers' entire supply chains, from inbound raw materials through distribution of finished goods throughout North America, in Latin America, Europe and Asia; (3) Dedicated Contract Carriage (DCC), which provides vehicles and drivers as part of a dedicated transportation solution, principally in North America; and (4) e-Commerce which provides various Internet-enabled products and online services to assist in the management of freight, inventory and customer delivery, principally in North America.

         Beginning in the first quarter of 2001, e-Commerce is reported as a separate business segment. Initial costs to build the e-Commerce platform were included in Central Support Services (CSS) through 2000. At March 31, 2001, such costs have been reclassified from CSS for all previous periods in order to report e-Commerce results independently.

         Management evaluates business segment financial performance based upon several factors, of which the primary measure is contribution margin. Contribution margin represents each business segment's revenue, less direct costs and direct overheads related to the segment's operations. Business segment contribution margin for all segments (net of eliminations), less CSS expenses and restructuring and other charges, net, is equal to earnings before income taxes. CSS are those costs incurred to support all business segments, including sales and marketing, human resources, finance, shared management information systems, customer solutions, health and safety, legal and communications.

         The FMS segment leases revenue earning equipment, sells fuel and provides maintenance and other ancillary services to the SCS and DCC segments. Inter-segment revenues and contribution margin are accounted for at approximate fair value as if the transactions were made to third parties. Contribution margin related to inter-segment equipment and services billed to customers (equipment contribution) is included in both FMS and the business segment which served the customer, then eliminated. Equipment contribution included in SCS contribution margin was $4.2 million and $5.1 million for the three months ended March 31, 2001 and 2000, respectively. Equipment contribution included in DCC contribution margin was $4.6 million and $5.3 million for the three months ended March 31, 2001 and 2000, respectively. Interest expense is primarily allocated to the FMS business segment.

         The following table sets forth the revenue and contribution margin for each of the Company's business segments for the three months ended March 31, 2001 and 2000. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

         Three months ended March 31, 2001 and 2000
         (In millions)                                                  2001        2000
         -----------------------------------------------           ---------   ---------
         Revenue:
            Fleet management solutions:
              Full service lease and program maintenance           $   465.1       460.1
              Commercial rental                                        109.3       121.2
              Fuel                                                     182.4       196.6
              Other                                                     97.4       104.0
                                                                   ---------   ---------
                 Total Fleet management solutions                      854.2       881.9
                                                                   ---------   ---------
            Supply chain solutions                                     385.3       386.6
            Dedicated contract carriage                                130.6       133.6
            e-Commerce                                                   1.1           -
            Eliminations                                               (89.7)      (93.5)
                                                                   ---------   ---------
                 Total revenue                                     $ 1,281.5     1,308.6
                                                                   =========   =========

(C)      SEGMENT INFORMATION (continued)

         Three months ended March 31, 2001 and 2000
         (In millions)                                               2001        2000
         -------------------------------------------------      ---------   ---------
         Contribution margin:
             Fleet management solutions                         $    75.6        80.8
             Supply chain solutions                                   7.6        14.6
             Dedicated contract carriage                             11.2        14.0
             e-Commerce                                              (2.6)       (0.5)
             Eliminations                                            (8.8)      (10.4)
                                                                ---------   ---------
                                                                     83.0        98.5
         Central support services                                   (66.0)      (67.0)
                                                                ---------   ---------
         Earnings before restructuring and other
             charges and income taxes                                17.0        31.5
         Restructuring and other charges, net                       (10.5)          -
                                                                ---------   ---------

         Earnings before income taxes                           $     6.5        31.5
                                                                =========   =========


         Asset information, including capital expenditures, is not maintained on a business segment basis nor provided to the chief operating decision-maker, and as such is not presented.

(D)      COMPREHENSIVE LOSS

         Comprehensive loss presents a measure of all changes in shareholders' equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The Company's total comprehensive loss consists of net earnings, currency translation adjustments associated with foreign operations which use the local currency as their functional currency and recognition of an additional minimum pension liability. The additional minimum pension liability of $3.1 million at March 31, 2001 relates to the Company's Benefit Restoration Plan and represents the amount by which the plan's accumulated benefit obligation exceeds the unfunded accrued pension expense liability. Such additional minimum pension liability is offset by an intangible asset of $1.9 million equal to the Plan's unrecognized prior service cost and a reduction to comprehensive income of $1.2 million. No minimum pension liability adjustment was required for the quarter ended March 31, 2000. Currency translation adjustments for the three months ended March 31, 2001 and 2000 were $(13.0) million and $(2.3) million, respectively. Total comprehensive (loss) income for the three months ended March 31, 2001 and 2000 was $(10.1) million and $17.5 million, respectively.

(E)      RESTRUCTURING AND OTHER CHARGES

         During the first quarter of 2001, the Company recorded restructuring and other charges of approximately $10.5 million. The components of the charges were as follows (in thousands):

              Severance and employee-related costs              $   6,637
              Loss on the sale of business                          3,270
              Strategic consulting fees                             2,836
              Other charges (recoveries)                           (2,199)
                                                                ---------
               Total                                            $  10,544
                                                                =========

         In the fourth quarter of 2000, the Company communicated to its employees its planned strategic initiatives to reduce operating expenses. As part of such initiatives, the Company is reviewing employee functions and staffing levels to eliminate redundant work or otherwise restructure work in a manner that will lead to a reduction in the workforce. The process is expected to result in involuntary terminations of approximately 700 employees during 2001. Formal decisions on terminations are being made on a departmental basis. Severance and employee-related costs represents the expense for termination benefits for approximately 200 employees who were terminated during the first quarter of 2001.

         During the quarter ended March 31, 2001, the Company sold the contracts and related assets and liabilities associated with the outbound auto carriage portion of its Brazilian SCS operation. The Company incurred a loss of approximately $3.3 million on the sale of such business.

         Strategic consulting fees of approximately $2.8 million were incurred during 2001 in relation to the aforementioned strategic initiatives. Other charges (recoveries) represent a gain of approximately
         $2.2 million recorded in the first quarter of 2001 on the sale of the corporate aircraft.

         Activity related to restructuring reserves for the three months ended March 31, 2001 was as follows:


                                                        Dec. 31,                                       March 31,
                                                            2000                                            2001
         In thousands                                    Balance     Additions      Deductions           Balance
         --------------------------------               --------     ---------      ----------        ----------
         Employee severance and benefits                $  3,908         6,637           2,881             7,664
         Facilities and related costs                      2,012             -             289             1,723
                                                        --------     ---------      ----------        ----------
                                                        $  5,920         6,637           3,170             9,387
                                                        ========     =========       =========        ==========

         Additions relate to 2001 restructuring employee severance benefits. Deductions represent payments made related to restructuring charges.

         At March 31, 2001, the remaining balances of restructuring reserves relate to severance and lease obligations related to closed facilities. Such obligations are contractually required to be paid over the next three years.

(F)      DEBT AND OTHER FINANCING

         The Company's outstanding debt balances were as follows:


                                                                   March 31,        December 31,
               In millions                                              2001                2000
               ---------------------------------------------------------------------------------
               U.S. commercial paper                               $   254.0               441.1
               Canadian commercial paper                                   -                31.7
               Unsecured U.S. notes:
                      Debentures                                       425.6               425.6
                      Medium-term notes                                677.0               755.9
               Unsecured foreign obligations                           327.3               332.7
               Other debt, including capital leases                     79.5                30.0
               ---------------------------------------------------------------------------------
               Total debt                                            1,763.4             2,017.0
               Current portion                                        (284.6)             (412.8)
               ---------------------------------------------------------------------------------
               Long-term debt                                      $ 1,478.8             1,604.2
               =================================================================================

        During the first quarter of 2001, the Company replaced its $720.0 million global revolving credit facility which was to expire in June 2002 with a new $860.0 million global revolving credit facility. The new facility is composed of $300.0 million which matures in March 2002 and is renewable annually, and $560.0 million which matures in March 2006. The primary purpose of the credit facility is to finance working capital and provide support for the issuance of commercial paper. At the Company's option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility's annual facility fee ranges from
        12.5 to 15.0 basis points applied to the total facility of $860.0 million based on the Company's current credit ratings. At
        March 31, 2001, $500.1 million was available under the Company's global credit facility. Of such amount, $300.0 million was available at a maturity of less than one year. Foreign borrowings of $99.6 million were outstanding under the facility as of March 31, 2001.

        In September 1998, the Company filed an $800.0 million shelf registration statement with the Securities and Exchange Commission. Proceeds from debt issues under the shelf registration have been and are expected to be used for capital expenditures, debt refinancing and general corporate purposes. At March 31, 2001, the Company had $487.0 million of debt securities available for issuance under this shelf registration statement. In April 2001, the Company issued an additional $40.0 million of medium-term notes under the shelf registration.

        In the first quarter of 2001, the Company entered into a sale-leaseback transaction in which the Company sold a beneficial interest in certain revenue earning equipment and pledged a portion of the beneficial interests in the underlying customer leases to a separately rated and unconsolidated vehicle lease trusts (Ryder Vehicle Lease Trust 2001-A). A total of $426.0 million in securities (including $409.0 of bonds that are traded in public markets) were issued as supported by the future cash flow stream generated by full service lease contracts and the eventual disposition of the underlying leased vehicles. The related vehicles total 9,700 full service lease units in 40 states.

(G)      OTHER MATTERS

         The Company is also a party to various other claims, legal actions and complaints arising in the ordinary course of business. While any proceeding or litigation has an element of uncertainty, management believes that the disposition of these matters will not have a material impact on the consolidated financial position, liquidity or results of operations of the Company.

         At March 31, 2001, the Company had letters of credit outstanding totaling $123.0 million, which primarily guarantee certain insurance activities. Certain of these letters of credit guarantee insurance activities associated with insurance claim liabilities transferred in conjunction with the sale of certain businesses reported in discontinued operations in previous years. To date, such insurance claims, representing per claim deductibles payable under third-party insurance policies, have been paid by the companies that assumed such liabilities. However, if all or a portion of such assumed claims of approximately $20.0 million are unable to be paid, the third-party insurers may have recourse against certain letters of credit provided by the Company in order to satisfy the unpaid claim deductibles.

KPMG LLP
CERTIFIED PUBLIC ACCOUNTANTS
One Biscayne Tower                       Telephone       305-358-2300
2 South Biscayne Boulevard               Fax             305-913-2692
Suite 2900
Miami, Florida 33131






                    Independent Accountants' Review Report
                    --------------------------------------

The Board of Directors and Shareholders
Ryder System, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Ryder System, Inc. and subsidiaries as of March 31, 2001, and the related consolidated condensed statements of earnings and cash flows for the three months ended March 31, 2001 and 2000. These consolidated condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Ryder System, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 7, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/S/ KPMG LLP

Miami, Florida
April 19, 2001

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition --
           Three months ended March 31, 2001 and 2000

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

The Company's operating segments are aggregated into the following reportable business segments based primarily upon similar economic characteristics, products, services and delivery methods. The Company operates in four reportable business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing, commercial rental and programmed maintenance of trucks, tractors and trailers to customers, principally in the U.S., Canada and the United Kingdom; (2) Supply Chain Solutions (SCS), which provides comprehensive supply chain consulting and lead logistics management solutions that support customers' entire supply chains, from inbound raw materials through distribution of finished goods throughout North America, in Latin America, Europe and Asia;
(3) Dedicated Contract Carriage (DCC), which provides vehicles and drivers as part of a dedicated transportation solution, principally in North America; and
(4) e-Commerce which provides various Internet-enabled products and online services to assist in the management of freight, inventory, and customer delivery, principally in North America.

Beginning in the first quarter of 2001, e-Commerce is reported as a separate business segment. Initial costs to build the e-Commerce platform were included in Central Support Services (CSS) through 2000. At March 31, 2001, such costs have been reclassified from CSS for all previous periods in order to report e-Commerce results independently.

Revenue decreased 2.1 percent to $1.28 billion for the three months ended March 31, 2001 compared with $1.31 billion in the same period of 2000. The decrease was due primarily to weak commercial rental results and lower fuel sales volumes attributable to the continued economic slowdown in the U.S. Revenue was also reduced by the impact of exchange rates on translation of foreign subsidiary revenues, particularly those in the U.K., and by the sale of the contracts and related net assets associated with the outbound auto carriage business of the Company's Brazilian SCS operation (see further details in the restructuring and other charges discussion of this Management's Discussion and Analysis). Such decreases were partially offset by growth in lease and contract maintenance revenue and an increase in North American SCS revenue, particularly in the electronics and high technology operating unit.

Operating expense decreased $23.1 million, or 2.5 percent, to $885.7 million in the first quarter of 2001 compared with the same period in 2000. The decrease was a result of a reduction in overheads due to the Company implementing cost containment actions throughout the first quarter of 2001 and a reduction in fuel costs as a result of lower volumes. The decrease also reflects lower operating expense in the U.K. due to lost business and in South America as a result of the sale of the Company's outbound automotive transportation business in Brazil. Such reductions were partially offset by a decrease in pension income in 2001 compared with 2000.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
         Three months ended March 31, 2001 and 2000

OVERVIEW (continued)

Freight under management expense increased by $4.2 million, or 4.2 percent, to $102.2 million in the first quarter of 2001 compared with the same period in 2000. The increase is due to revenue growth in related operating units of the SCS business segment.

Depreciation expense in the first quarter of 2001 decreased by $14.7 million, or
9.6 percent, to $137.6 million compared with the first quarter of 2000. The decrease resulted principally from sale-leaseback and other transactions which increased the number of leased (as opposed to owned) vehicles in the Company's fleet since the first quarter of 2000. The decrease in depreciation expense was partially offset by an increase in depreciation associated with reduced estimated residual values in 2001 associated with certain classes of tractors. In the third quarter of 2000, the Company reduced residual values for certain classes of vehicles currently in use and expected to be disposed of during the next two years. This was done consistent with the charge recorded in the third quarter of 2000 to reflect decreases in the estimate in residual values of certain classes of used tractors. In light of this change, the Company expects to record additional depreciation and rent expense over the next fifteen months on a declining basis.

Gains on vehicle sales decreased $6.1 million, or 66.3 percent, to $3.1 million in the first quarter of 2001 compared with the first quarter in 2000 due to the continuing weak demand in the used truck market. Such weakness began to impact the Company during the second quarter of 2000. During the first three months of 2001, average sales proceeds per unit decreased by approximately 11.0 percent compared with the same period last year. However, average sales proceeds per unit increased approximately 5.0 percent compared with the fourth quarter of 2000. The average book value per unit of units sold for the three months ended March 31, 2001 was comparable with that of units sold in the same period of 2000.

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

Equipment rental primarily consists of rental costs on revenue earning equipment. Equipment rental costs increased $16.8 million, or 19.3 percent, to $103.6 million in the first quarter 2001 compared with 2000 as a result of sale-leaseback transactions, including securitization transactions, completed in the last six months.

Interest expense decreased $7.6 million, or 18.2 percent to $34.3 million during the first quarter of 2001 compared with the same period in 2000. The decrease in interest expense principally reflects debt reductions associated with the use of proceeds from the aforementioned sale-leaseback transactions, generally lower market interest rates and greater use of the Company's revolving facility for the sale of trade receivables (in lieu of issuing commercial paper) compared with the prior period.

Miscellaneous expense increased to $4.1 million in the first quarter of 2001 compared with miscellaneous income of $1.5 million in the first quarter of 2000. The increase is due primarily to losses on investments classified as trading securities used to fund certain benefit plans during the quarter ended March 31, 2001, compared with net gains on such investments in the quarter ended March 31, 2000. Such investments are included in Direct financing leases and other assets. The increase was also attributed to higher administrative and usage fees related to the increased use of the Company's revolving facility for the sale of trade receivables.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
         Three months ended March 31, 2001 and 2000

OVERVIEW (continued)

During the first quarter of 2001, the Company recorded restructuring and other charges of approximately $10.5 million. The components of the charges were as follows (in thousands):

         Severance and employee-related costs             $    6,637
         Loss on the sale of business                          3,270
         Strategic consulting fees                             2,836
         Other charges (recoveries)                           (2,199)
                                                          ----------
          Total                                           $   10,544
                                                          ==========

In the fourth quarter of 2000, the Company communicated to its employees its planned strategic initiatives to reduce operating expenses. As part of such initiatives, the Company is reviewing employee functions and staffing levels to eliminate redundant work or otherwise restructure work in a manner that will lead to a reduction in the workforce. The process is expected to result in involuntary terminations of approximately 700 employees during 2001. Formal decisions on terminations are being made on a departmental basis. Severance and employee-related costs represents the expense for termination benefits for approximately 200 employees who were terminated during the first quarter of 2001.

During the quarter ended March 31, 2001, the Company sold the contracts and related assets and liabilities associated with the outbound auto carriage portion of its Brazilian SCS operation. The Company incurred a loss of approximately $3.3 million on the sale of such business.

Strategic consulting fees of approximately $2.8 million were incurred during 2001 in relation to the aforementioned strategic initiatives. Other charges (recoveries) represent a gain of approximately $2.2 million recorded in the first quarter of 2001 on the sale of the corporate aircraft.

Activity related to restructuring reserves for the three months ended March 31, 2001 was as follows:

                                                       Dec. 31,                                       March 31,
                                                           2000                                            2001
         In thousands                                   Balance      Additions      Deductions          Balance
         --------------------------------              --------      ---------      ----------       ----------
         Employee severance and benefits               $  3,908          6,637           2,881            7,664
         Facilities and related costs                     2,012              -             289            1,723
                                                       --------      ---------      ----------       ----------
                                                       $  5,920          6,637           3,170            9,387
                                                       ========      =========      ==========       ==========

Additions relate to 2001 restructuring employee severance benefits. Deductions represent payments made related to restructuring charges.

At March, 31, 2001, the remaining balances of restructuring reserves relate to severance and lease obligations related to closed facilities. Such obligations are contractually required to be paid over the next three years.

The Company's effective income tax rate on earnings was 37.0 percent for the first quarters of 2001 and 2000.

Net earnings in the first quarter of 2001 totaled $4.1 million, or $0.07 per diluted share, compared with $19.8 million, or $0.33 per diluted share, during the first quarter of 2000.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
        Three months ended March 31, 2001 and 2000

OPERATING RESULTS BY BUSINESS SEGMENT

                                                       Three Months Ended
                                                            March 31,
                                                      ----------------------
In millions                                               2001          2000
                                                      --------     ---------
Fleet management solutions
Total revenue                                         $  854.2         881.9
Fuel revenue                                            (182.4)       (196.6)
                                                      --------     ---------
Dry revenue                                           $  671.8         685.3
                                                      ========     =========

Contribution margin                                   $   75.6          80.8
                                                      ========     =========

Contribution margin as % of total revenue                  8.9%          9.2%
                                                      ========     =========

Contribution margin as % of dry revenue                   11.3%         11.8%
                                                      ========     =========

Supply chain solutions
Total revenue                                         $  385.3         386.6
Freight Under Management (FUM) expense                  (100.3)        (97.2)
                                                      --------     ---------
Operating revenue                                     $  285.0         289.4
                                                      ========     =========

Contribution margin                                   $    7.6          14.6
                                                      ========     =========

Contribution margin as % of total revenue                  2.0%          3.8%
                                                      ========     =========

Contribution margin as % of operating revenue              2.7%          5.0%
                                                      ========     =========

Dedicated contract carriage
Total revenue                                         $  130.6         133.6
Freight Under Management (FUM) expense                    (1.4)         (0.9)
                                                      --------     ---------
Operating revenue                                     $  129.2         132.7
                                                      ========     =========

Contribution margin                                   $   11.2          14.0
                                                      ========     =========

Contribution margin as % of total revenue                  8.6%         10.5%
                                                      ========     =========

Contribution margin as % of operating revenue              8.7%         10.6%
                                                      ========     =========

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
              Three months ended March 31, 2001 and 2000


OPERATING RESULTS BY BUSINESS SEGMENT (continued)

Management evaluates business segment financial performance based upon several factors, of which the primary measure is contribution margin. Contribution margin represents each business segment's revenue, less direct costs and direct overheads related to the segment's operations. Business segment contribution margin for all segments (net of eliminations), less CSS expenses and restructuring and other charges, net, is equal to earnings before income taxes. CSS are those costs incurred to support all business segments, including sales and marketing, human resources, finance, shared management information systems, customer solutions, health and safety, legal and communications.

The FMS segment leases revenue earning equipment, sells fuel and provides maintenance and other ancillary services to the SCS and DCC segments. Inter-segment revenues and contribution margin are accounted for at approximate fair value as if the transactions were made to third parties. Contribution margin related to inter-segment equipment and services billed to customers (equipment contribution) is included in both FMS and the business segment which served the customer, then eliminated. Equipment contribution included in SCS contribution margin was $4.2 million and $5.1 million, respectively, for the three months ended March 31, 2001 and 2000. Equipment contribution included in DCC contribution margin was $4.6 million and $5.3 million, respectively, for the three months ended March 31, 2001 and 2000. Interest expense is primarily allocated to the FMS business segment.

Fleet Management Solutions

In the FMS segment, dry revenue (revenue excluding fuel) in the first quarter of 2001 totaled $671.8 million, a decrease of 2.0 percent from the same period in 2000. Full service lease and contract maintenance revenue increased 1.1 percent in the first quarter of 2001 as a result of an increase in the number of vehicles placed in service and increased revenue per unit. Rental revenue decreased 9.8 percent in the first quarter of 2001 due primarily to lower revenue per unit resulting from lower rental fleet utilization. Rental fleet utilization for the three months ended March 31, 2001 was 63.3 percent, compared to 67.7 percent for the same period in 2000. Pure rental revenue (total rental revenue less rental revenue related to units provided to full service lease customers) decreased 5.7 percent for the three months ended March 31, 2001 as compared with the same period in 2000. Pure rental revenue and rental fleet utilization statistics are monitored for the U.S. only; however, management believes such metrics to be indicative of rental product performance for the Company as a whole. Fuel revenue decreased 7.2 percent in the first quarter of 2001 over the same period in 2000 due primarily to decreased sales volume.

The contribution margin as a percentage of dry revenue was 11.3 percent in the first quarter of 2001 compared with 11.8 percent in 2000. Decreased contribution margin in 2001 compared to the same period in 2000 is due primarily to the decrease in gains from the sale of equipment due to weakened used truck market demand. The decrease is also attributed to the decrease in rental contribution margin due to the decline in rental revenue and to lower pension income in 2001 compared with 2000. Such declines were partially offset by improvements in full service and contract maintenance contribution margin due to improved performance and reduced interest costs compared to the same period last year.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
        Three months ended March 31, 2001 and 2000


OPERATING RESULTS BY BUSINESS SEGMENT (continued)

Fleet Management Solutions (continued)

The Company's fleet of owned and leased revenue earning equipment is summarized as follows (number of units):


                                                  March 31,          December 31,
          By type:                                  2001                 2000
                                              -----------------    -----------------
          Trucks                                         67,800               66,800
          Tractors                                       56,000               56,400
          Trailers                                       48,400               48,500
          Other                                           4,600                4,600
                                              -----------------    -----------------
                                                        176,800              176,300
                                              =================    =================


                                                  March 31,          December 31,
          By business:                              2001                 2000
                                              -----------------    -----------------
          Full service lease                            130,600              130,700
          Commercial rental                              42,800               42,200
          Service vehicles and other                      3,400                3,400
                                              -----------------    -----------------
                                                        176,800              176,300
                                              =================    =================

The totals in each of the tables above include the following non-revenue earning equipment:

          Not yet earning revenue (NYE)                   2,800                2,400
          No longer earning revenue (NLE)                 9,200                8,300
                                              -----------------    -----------------
                                                         12,000               10,700
                                              =================    =================

NYE units represent new units on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, decals, cargo area and refrigeration units.

NLE units represent units held for sale as well as units for which no revenue has been earned for the previous thirty days. These vehicles may be temporarily out of service, being prepared for sale or not rented due to lack of demand.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
        Three months ended March 31, 2001 and 2000

OPERATING RESULTS BY BUSINESS SEGMENT (continued)

Supply Chain Solutions

In the SCS business segment, first quarter 2001 gross revenue of $385.3 million was consistent with the same period in 2000. First quarter 2001 operating revenue was $285.0 million, a decrease of 1.5 percent from the comparable period a year ago. Revenue growth in North America, Asia and Mexico was offset by revenue reductions in South America and Europe. North America revenue grew due to stronger performance by its electronics and high technology operating unit. Mexico revenue increased due to new business. The Company's Asian subsidiary was acquired at the end of the third quarter of 2000 and therefore had no revenue in the first quarter of 2000. Revenue reductions in South America were due to the slowing economies in Brazil and Argentina and to the sale of the contracts and related net assets associated with the outbound auto carriage business of the Company's Brazilian SCS operations. European revenue decreases were due primarily to the impact of exchange rates on translation of subsidiary revenues, particularly those in the U.K., as well as due to lost business in the U.K.

The SCS business segment contribution margin decreased 47.9 percent to $7.6 million in the first quarter of 2001 compared with the first quarter of 2000. Contribution margin as a percentage of operating revenue was 2.7 percent in the first quarter of 2001, compared with 5.0 percent in the same quarter of 2000. The decrease in contribution margin was due primarily to the previously mentioned volume reductions, lost business and certain contract execution issues. The contract execution issues primarily represent higher operating costs related to certain contracts for which negotiations of revised terms that will allow the Company to pass the increased costs through to the customer have not been finalized.

Dedicated Contract Carriage

In the DCC business segment, first quarter gross revenue totaled $130.6 million, a decrease of 2.2 percent from the first quarter of 2000. First quarter operating revenue was $129.2 million, a decrease of 2.6 percent from the comparable period a year ago. Contribution margin decreased 20.0 percent to $11.2 million in the first quarter of 2001 compared with the first quarter of 2000. The contribution margin as a percentage of operating revenue was
8.7 percent, compared with 10.6 percent in the first quarter of 2000. The lower contribution margin in the first quarter of 2001 was due primarily to lost business, volume reductions and continued revenue related price pressures due to competition. Increased labor costs due to driver shortages have also led to the reduction in margin.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
        Three months ended March 31, 2001 and 2000


OPERATING RESULTS BY BUSINESS SEGMENT (continued)

e-Commerce

e-Commerce revenue was $1.1 million for the three months ended March 31, 2001. During 2000, the e-Commerce business segment was not yet in operation and therefore had no revenue. e-Commerce reported negative contribution margin of $2.6 million in the first quarter compared to negative contribution margin of $0.5 in the same period of 2000. e-Commerce revenue and margin results are in line with expectations for the quarter ended March 31, 2001.

Central Support Services

CSS expenses were as follows:

                                                   Three Months Ended
                                                        March 31,
                                               --------------------------
In millions                                           2001           2000
                                               -----------    -----------
Sales and marketing                            $       7.6           11.2
Human resources                                        5.4            4.6
Finance                                               13.6           13.2
Corporate services/public affairs                      2.1            3.0
MIS                                                   25.0           25.0
Customer solutions                                     3.8            4.5
Health and safety                                      2.3            2.3
Other                                                  6.2            3.2
                                               -----------    -----------
     Total Central Support Services            $      66.0           67.0
                                               ===========    ===========


The decrease in total CSS expense was due primarily to reductions in spending in sales and marketing and corporate services due to the Company's expense reduction initiatives. Such initiatives in these areas included ending the Company's sponsorship of the Doral Ryder Open and the sale of the Company's corporate jet, respectively. Other CSS expense was reduced in the first quarter of 2000 by $3.8 million of income representing CSS interest allocation to the business segments in excess of actual interest expense incurred by the Company due to reduced debt balances in the first quarter of 2000.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
              Three months ended March 31, 2001 and 2000


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following is a summary of the Company's cash flows from operating, financing and investing activities for the three months ended March 31, (in thousands):

                                                          2001           2000
                                                          ----           ----
Net cash provided by (used in):

         Operating activities                        $ (24,951)       435,451
         Financing activities                         (242,205)       (44,695)
         Investing activities                          232,608       (190,362)
                                                     ----------      ---------
                  Net cash flows                     $ (34,548)       200,394
                                                     ==========      =========

A summary of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.

The decrease in cash flow from operating activities in the first three months of 2001, compared with the same period last year, was primarily attributable to decreases in the aggregate balance of trade receivables sold. The increase in cash used in financing activities in the first three months of 2001, compared to the same period last year, was due to a lower balance in commercial paper borrowings in 2001 compared with 2000 offset by higher repayment of debt in 2000 with a portion of the cash received from the sale of trade receivables. The increase in cash provided by investing activities in the first three months of 2001 compared with the same period last year was attributable to lower capital expenditures in 2001, as well as higher proceeds provided from the sale and leaseback of revenue earning equipment in 2001 (see Debt and Other Financing note in the Notes to Consolidated Condensed Financial Statements included in this Form 10-Q).

A summary of capital expenditures for the three months ended March 31 follows (in thousands):

                                                     2001           2000
                                                     ----           ----
Revenue earning equipment                      $  227,946        479,568
Operating property and equipment                   22,257         17,699
                                               ----------      ---------
                                               $  250,203        497,267
                                               ==========      =========

The decrease in capital expenditures was principally due to reduced demand for new units as a result of increased pricing discipline over new business which resulted in fewer sales but improved margins on business sold, improved controls over capital expenditures and a reduction in the volume of early terminations of full service leases compared to the first quarter of 2000. Management expects capital expenditures for the full year 2001 will be approximately 13 percent less than full year 2000 levels. The Company expects to fund its remaining 2001 capital expenditures with internally generated funds and borrowings.

Financing and Other Funding Transactions

Ryder utilizes external capital to support growth in its asset-based product lines. The Company has a variety of financing alternatives available to fund its capital needs. These alternatives include long- and medium-term public and private debt, asset-backed securities, operating leases as well as variable-rate financing available through bank credit facilities, commercial paper and receivable conduits. The Company also periodically enters into sale and leaseback agreements on revenue earning equipment, which are accounted for as operating leases.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
              Three months ended March 31, 2001 and 2000


LIQUIDITY AND CAPITAL RESOURCES (continued)

Financing and Other Funding Transactions (continued)

The Company's debt ratings as of March 31, 2001 were as follows:

                                              Commercial          Unsecured
                                                   Paper              Notes
                                             -------------      ------------
Moody's Investors Service                            P2                Baa1
Standard & Poor's Ratings Group                      A2                BBB
Fitch                                                F2                BBB+

Total debt was $1.76 billion at March 31, 2001, a decrease of 12.6 percent from December 31, 2000. During the first three months of 2001, the Company retired $79.0 million of medium-term notes. U.S. commercial paper outstanding at March 31, 2001 decreased to $254.0 million, compared with $441.1 million at December 31, 2000, due primarily to debt pay down with proceeds received from the sale-leaseback transaction completed in the first quarter of 2001 (described in the Debt and Other Financing note to the Consolidated Condensed Financial Statements included in this Form 10-Q).

The Company's foreign debt decreased approximately $39.8 million from December 31, 2000 to $344.9 million at March 31, 2001. The Company's percentage of variable-rate financing obligations was 27.1 percent at March 31, 2001 compared to 31.8 percent at December 31, 2000. The Company's debt-to-equity ratio at March 31, 2001 decreased to 142.7 percent from 161.0 percent at December 31, 2000.

The Company participates in an agreement to sell, with limited recourse, up to $375.0 million of trade receivables on a revolving basis through July 2004. At March 31, 2001 and December 31, 2000, the outstanding balance of receivables sold pursuant to this agreement was $250.0 and $345.0 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities (the "Transfer" provisions) occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to sale-leaseback transactions and collateral (the "Disclosure" provisions) for fiscal years ending after December 15, 2000. The Company adopted the Disclosure provisions of SFAS No. 140 as discussed in the 2000 Annual Report and adopted the Transfer provisions for transactions subsequent to March 31, 2001. Adoption of this statement did not have a material impact on the Company's financial position and did not impact cash flows or results of operations.

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

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
              Three months ended March 31, 2001 and 2000


FORWARD-LOOKING STATEMENTS

This management's discussion and analysis of results of operations and financial condition contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company's current plans and expectations and involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Generally, the words "believe," "expect," "estimate," "anticipate," "will" and similar expressions identify forward-looking statements.

Important factors that could cause such differences include, among others: general economic conditions in the U.S. and worldwide; the market for the Company's used equipment; the highly competitive environment applicable to the Company's operations (including competition in supply chain solutions and dedicated contract carriage from other logistics companies as well as from air cargo, shippers, railroads and motor carriers and competition in full service leasing and commercial rental from companies providing similar services as well as truck and trailer manufacturers that provide leasing, extended warranty maintenance, rental and other transportation services); greater than expected expenses associated with the Company's activities (including increased cost of fuel, freight and transportation) or personnel needs; availability of equipment; changes in customers' business environments (or the loss of a significant customer) or changes in government regulations.

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

The Company's quantitative and qualitative disclosures about market risk for changes in interest rates and foreign exchange rates have not materially changed since December 31, 2000. The Company's disclosures about market risk are contained in the Annual Report on Form 10-K for the year ended December 31, 2000. No interest rate swap or cap agreements or foreign currency option contracts or forward agreements were outstanding at March 31, 2001 or 2000.

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

        (3.2) The Ryder System, Inc. By-Laws, as amended through February 16, 2001, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, are incorporated by reference into this report.

        (15)     Letter regarding unaudited interim financial statements.


   (b)  Reports on Form 8-K
        -------------------
        On March 12, 2001, the Company furnished information under Item 9. Regulation FD Disclosure in a report on Form 8-K.

        The 8-K provides answers to questions that were submitted by analysts and investors prior and subsequent to the Company's February 7, 2001 earnings conference call. The Company also published the question and answer document (Q and A) on its web site (www.ryder.com).

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            RYDER SYSTEM, INC.
                                            (Registrant)


Date:      May 8, 2001                      /S/ CORLISS J. NELSON
                                            ---------------------
                                            Corliss J. Nelson
                                            Senior Executive Vice President
                                            and Chief Financial Officer
                                            (Principal Financial Officer)

Date:      May 8, 2001                      /S/ KATHLEEN  S. PARTRIDGE
                                            --------------------------
                                            Kathleen S. Partridge
                                            Senior Vice President and Controller
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

         (3.2) The Ryder System, Inc. By-Laws, as amended through February 16, 2001, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, are incorporated by reference into this report.

         (15)     Letter regarding unaudited interim financial statements.