Form 10-Q
period 2001-06-30
RYDER SYSTEM INC
filed 2001-08-07
CIK 85961

--------------------------------------------------------------------------------

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                          Commission File No. 1-4364

                               -----------------

                              RYDER SYSTEM, INC.
                            (a Florida corporation)

                             3600 N.W. 82nd Avenue
                             Miami, Florida 33166

                           Telephone (305) 500-3726

                 I.R.S. Employer Identification No. 59-0739250

                               -----------------

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

Ryder System, Inc. had 60,488,204 shares of common stock ($0.50 par value per share) outstanding as of July 31, 2001.


--------------------------------------------------------------------------------

                              RYDER SYSTEM, INC.

                               TABLE OF CONTENTS



                                                                            Page
                                                                            ----
                        PART I.  FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Consolidated Condensed Statements of Earnings -
           Three and six months ended June 30, 2001 and 2000
           (unaudited)                                                        3

           Consolidated Condensed Balance Sheets -
           June 30, 2001 (unaudited) and December 31, 2000                    4

           Consolidated Condensed Statements of Cash Flows -
           Six months ended June 30, 2001 and 2000 (unaudited)                5

           Notes to Consolidated Condensed Financial Statements (unaudited)   6

           Independent Accountants' Review Report                            15

ITEM 2.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                           16

ITEM 3.    Quantitative and Qualitative Disclosure About Market Risk         30



                         PART II.  OTHER INFORMATION

ITEM 4.    Submission of Matters to a Vote of Security Holders               31

ITEM 6.    Exhibits and Reports on Form 8-K                                  32

           Signatures                                                        33

           Exhibit Index                                                     34

ITEM 1.  Financial Statements


Ryder System, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (unaudited)

-------------------------------------------------------------------------------------------------------------
Periods ended June 30, 2001 and 2000                       Three Months                   Six Months
                                                    -------------------------       -------------------------
(In thousands, except per share amounts)                2001           2000            2001           2000
-------------------------------------------------------------------------------------------------------------
Revenue                                             $1,294,069      1,332,190       $2,575,578      2,640,798
                                                    ----------      ---------       ----------      ---------
Operating expense                                      868,761        896,375        1,755,050      1,805,187
Freight under management expense                       108,053        111,362          209,667        209,369
Depreciation expense                                   132,760        139,258          270,310        291,479
Gains on vehicle sales                                  (3,866)        (4,074)          (6,973)       (13,291)
Equipment rental                                       119,677         98,892          223,316        185,739
Interest expense                                        29,259         38,698           63,580         80,650
Miscellaneous expense (income), net                      (657)          4,632            3,464          3,151
Restructuring and other charges, net                    19,362             --           29,906             --
                                                    ----------      ---------       ----------      ---------
                                                     1,273,349      1,285,143        2,548,320      2,562,284
                                                    ----------      ---------       ----------      ---------
     Earnings before income taxes                       20,720         47,047           27,258         78,514
Provision for income taxes                                 866         17,407            3,285         29,050
                                                    ----------      ---------       ----------      ---------
     Net earnings                                   $   19,854         29,640       $   23,973         49,464
                                                    ==========      =========       ==========      =========

Earnings per common share:
     Basic                                          $     0.33           0.50       $     0.40           0.83
                                                    ==========      =========       ==========      =========

     Diluted                                        $     0.33           0.50       $     0.40           0.83
                                                    ==========      =========       ==========      =========

Cash dividends per common share                     $     0.15           0.15       $     0.30           0.30
                                                    ==========      =========       ==========      =========

See accompanying notes to consolidated condensed financial statements.

Ryder System, Inc. and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                 (unaudited)
----------------------------------------------------------------------------------------------------------------
                                                                                   June 30,         December 31,
(In thousands, except share amounts)                                                 2001               2000
----------------------------------------------------------------------------------------------------------------
Assets
Current assets:
      Cash and cash equivalents                                                   $   86,835            121,970
      Receivables, net of allowance for doubtful accounts of $7,840
           and $9,236, respectively                                                  644,807            399,623
      Inventories                                                                     72,624             77,810
      Tires in service                                                               136,883            158,854
      Prepaid expenses and other current assets                                      152,640            170,019
                                                                                  ----------          ---------
           Total current assets                                                    1,093,789            928,276
Revenue earning equipment, net of accumulated depreciation of
     $1,454,482 and $1,416,062, respectively                                       2,601,336          3,012,806
Operating property and equipment, net of accumulated depreciation
     of $658,797 and $632,216, respectively                                          602,748            612,626
Direct financing leases and other assets                                             725,552            693,097
Intangible assets and deferred charges                                               219,238            228,118
                                                                                  ----------          ---------
                                                                                  $5,242,663          5,474,923
                                                                                  ==========          =========

Liabilities and Shareholders' Equity
Current liabilities:
      Current portion of long-term debt                                           $  422,041            412,738
      Accounts payable                                                               297,267            379,155
      Accrued expenses                                                               455,489            510,411
                                                                                  ----------          ---------
           Total current liabilities                                               1,174,797          1,302,304
Long-term debt                                                                     1,513,835          1,604,242
Other non-current liabilities                                                        301,676            298,365
Deferred income taxes                                                              1,000,088          1,017,304
                                                                                  ----------          ---------
           Total liabilities                                                       3,990,396          4,222,215
                                                                                  ----------          ---------
Shareholders' equity:
      Preferred stock of no par value per share -- Authorized 900,000;
          none outstanding June 30, 2001 or December 31, 2000                             --                 --
      Common stock of $0.50 par value per share -- Authorized 400,000,000;
           Outstanding, June 30, 2001 -- 60,490,819; December 31, 2000 --
           60,044,479                                                                532,133            524,432
      Retained earnings                                                              773,710            767,802
      Deferred compensation                                                           (6,126)            (3,818)
      Accumulated other comprehensive loss                                           (47,450)           (35,708)
                                                                                  ----------          ---------
           Total shareholders' equity                                              1,252,267          1,252,708
                                                                                  ----------          ---------
                                                                                  $5,242,663          5,474,923
                                                                                  ==========          =========

See accompanying notes to consolidated condensed financial statements.

Ryder System, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

-----------------------------------------------------------------------------------------------------------------------------
Six months ended June 30, 2001 and 2000
(In thousands)                                                                                    2001              2000
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                                                 $  23,973            49,464
  Depreciation expense                                                                           270,310           291,479
  Gains on vehicle sales                                                                          (6,973)          (13,291)
  Amortization expense and other non-cash charges, net                                            17,039             7,884
  Deferred income tax expense                                                                      1,055            42,201
  Changes in operating assets and liabilities, net of acquisitions:
    Increase (decrease) in aggregate balance of trade receivables sold                          (294,000)          275,000
    Receivables                                                                                   48,212            34,968
    Inventories                                                                                    5,186            (1,918)
    Prepaid expenses and other assets                                                             (8,134)          (71,147)
    Accounts payable                                                                             (85,013)           54,356
    Accrued expenses and other non-current liabilities                                           (51,470)          (93,281)
                                                                                               ---------         ---------
                                                                                                 (79,815)          575,715
                                                                                               ---------         ---------
Cash flows from financing activities:
  Net change in commercial paper borrowings                                                       44,852           107,245
  Debt proceeds                                                                                  170,406            42,280
  Debt repaid, including capital lease obligations                                              (282,819)         (314,950)
  Dividends on common stock                                                                      (18,066)          (17,835)
  Common stock issued                                                                              4,436             3,952
                                                                                               ---------         ---------
                                                                                                 (81,191)         (179,308)
                                                                                               ---------         ---------
Cash flows from investing activities:
  Purchases of property and revenue earning equipment                                           (429,562)         (841,716)
  Sales of property and revenue earning equipment                                                101,077           130,517
  Sale and leaseback of revenue earning equipment                                                410,739           222,978
  Acquisitions, net of cash acquired                                                                  --            (3,705)
  Sale of net assets of business                                                                  14,113                --
  Collections on direct finance leases                                                            32,086            34,920
  Other, net                                                                                      (2,582)           13,762
                                                                                               ---------         ---------
                                                                                                 125,871          (443,244)
                                                                                               ---------         ---------
Decrease in cash and cash equivalents                                                            (35,135)          (46,837)
Cash and cash equivalents at January 1                                                           121,970           112,993
                                                                                               ---------         ---------
Cash and cash equivalents at June 30                                                           $  86,835            66,156
                                                                                               =========         =========

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(A)  INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited consolidated condensed financial statements include the accounts of Ryder System, Inc. and subsidiaries (the "Company") and have been prepared by the Company in accordance with the accounting policies described in the 2000 Annual Report and should be read in conjunction with the consolidated financial statements and notes which appear in that report. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures herein are adequate. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. Certain prior year amounts have been reclassified to conform to current period presentation.

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

     Periods ended June 30, 2001 and 2000                              Three Months              Six Months
     (In thousands)                                                  2001         2000        2001        2000
     ------------------------------------                          --------     --------    --------    --------

     Weighted average shares outstanding-Basic                       60,033       59,465      59,955      59,453

     Effect of dilutive options and unvested
       restricted stock                                                 621          188         540         157
                                                                   --------     --------    --------    --------
     Weighted average shares outstanding-Diluted                     60,654       59,653      60,495      59,610
                                                                   ========     ========    ========    ========
     Anti-dilutive options not included above                         7,007        6,144       7,007       6,014
                                                                   ========     ========    ========    ========


     Key employee plans provide for the issuance of stock appreciation rights, limited stock appreciation rights, performance units or restricted stock at no cost to the employee. The value of the restricted stock, equal to fair market value at the time of grant, is recorded in shareholders' equity as deferred compensation and recognized as compensation expense as the restricted stock and stock units vest over the periods established for each grant. The Company did not grant any restricted stock under employee incentive plans during the second quarter of 2001. During the six months ended June 30, 2001 the Company granted 165,755 shares of such at a weighted average grant date fair value of $20.62. The Company granted 25,000 shares at a weighted average grant date fair value of $20.89 in the second quarter and first half of 2000.

(C)  SEGMENT INFORMATION

     The Company's operating segments are aggregated into reportable business segments based primarily upon similar economic characteristics, products, services and delivery methods. The Company operates in four reportable business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing, commercial rental and programmed maintenance of trucks, tractors and trailers to customers, principally in the U.S., Canada and the United Kingdom; (2) Supply Chain Solutions (SCS), which provides comprehensive supply chain consulting and lead logistics management solutions that support customers' entire supply chains, from inbound raw materials through distribution of finished goods throughout North America, in Latin America, Europe and Asia; (3) Dedicated Contract Carriage (DCC), which provides vehicles and drivers as part of a dedicated transportation solution, principally in North America; and (4) e-Commerce, which provides various Internet-enabled products and online services to assist in the management of freight, inventory and customer delivery, principally in North America.

     Beginning in the first quarter of 2001, e-Commerce was reported as a separate business segment. Initial costs to build the e-Commerce platform were included in Central Support Services (CSS) through December 31, 2000. Such costs have been reclassified from CSS for all previous periods in order to report e-Commerce results independently. In July 2001, in conjunction with the Company's restructuring initiatives, responsibility for the Company's e-Commerce operations was transferred to the leadership of the SCS business segment. Such operations, which had evolved to provide similar services compared with other SCS operations, were integrated into the SCS customer base. Discrete financial information for these operations will no longer be provided to the Company's chief operating decision-maker beginning in July 2001. As such, this is the last period that e-Commerce will be considered a separate business segment.

     Management evaluates business segment financial performance based upon several factors, of which the primary measure relied upon is contribution margin. Contribution margin represents each business segment's revenue, less direct costs and direct overheads related to the segment's operations. Business segment contribution margin for all segments (net of elimina-tions), less CSS expenses and restructuring and other charges, net, is equal to earnings before income taxes. CSS are those costs incurred to support all business segments, including sales and marketing, human resources, finance, shared management information systems, customer solutions, health and safety, legal and communications.

     The FMS segment leases revenue earning equipment, sells fuel and provides maintenance and other ancillary services to the SCS and DCC segments. Inter-segment revenues and contribution margin are accounted for at approximate fair value as if the transactions were made to independent third parties. Contribution margin related to inter-segment equipment and services billed to customers (equipment contribution) is included in both FMS and the business segment which served the customer, then eliminated (presented as "Eliminations"). Equipment contribution included in SCS contribution margin for the three months ended June 30, 2001 and 2000 was $4.4 million and $5.1 million, respectively, and $8.6 million and $10.2 million for the six months ended June 30, 2001 and 2000, respectively. Equipment contribution included in DCC contribution margin for the three months ended June 30, 2001 and 2000 was $4.8 million and $5.3 million, respectively, and $9.4 million and $10.6 million for the six months ended June 30, 2001 and 2000, respectively. Interest expense is primarily allocated to the FMS business segment since such borrowings are used principally to fund the purchase of revenue earning equipment used in FMS.

(C)  SEGMENT INFORMATION (continued)

     The following tables set forth the revenue and contribution margin for each of the Company's business segments for the three and six months ended June 30, 2001 and 2000. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

                                                                    Three Months                Six Months
                                                               ----------------------    -----------------------
     In millions                                                    2001         2000           2001        2000
                                                               ---------     --------    -----------  ----------
     Revenue:
        Fleet management solutions:
          Full service lease and program maintenance            $  468.8        464.3       $  933.9       924.4
          Commercial rental                                        121.1        135.4          230.4       256.6
          Fuel                                                     175.5        186.8          357.9       383.4
          Other                                                     95.1         99.3          192.5       203.3
                                                                --------      -------       --------     -------
             Total Fleet management solutions                      860.5        885.8        1,714.7     1,767.7
        Supply chain solutions                                     387.8        402.3          773.1       788.9
        Dedicated contract carriage                                128.6        134.0          259.2       267.6
        e-Commerce                                                   1.6           --            2.7          --
        Eliminations                                               (84.4)       (89.9)        (174.1)     (183.4)
                                                                --------      -------       --------     -------
             Total revenue                                      $1,294.1      1,332.2       $2,575.6     2,640.8
                                                                ========      =======       ========     =======

                                                                    Three Months                Six Months
                                                               ----------------------    -----------------------
     In millions                                                    2001         2000           2001        2000
                                                               ---------     --------    -----------  ----------
     Contribution margin:
         Fleet management solutions                             $   87.1         97.7       $  162.7       178.5
         Supply chain solutions                                     16.2         17.8           23.8        32.4
         Dedicated contract carriage                                14.5         14.2           25.7        28.2
         e-Commerce                                                 (2.4)        (1.1)          (5.0)       (1.6)
         Eliminations                                               (9.2)       (10.4)         (18.0)      (20.8)
                                                                --------      -------       --------     -------
                                                                   106.2        118.2          189.2       216.7
     Central support services                                      (66.1)       (71.2)        (132.1)     (138.2)
                                                                --------      -------       --------     -------
     Earnings before restructuring and other
         charges and income taxes                                   40.1         47.0           57.1        78.5
     Restructuring and other charges, net                          (19.4)          --          (29.9)         --
                                                                --------      -------       --------     -------

     Earnings before income taxes                               $   20.7         47.0       $   27.2        78.5
                                                                ========      =======       ========     =======



     Asset information, including capital expenditures, is not maintained on a business segment basis nor provided to the chief operating decision-maker, and as such is not presented.

(D)  COMPREHENSIVE INCOME

     Comprehensive income presents a measure of all changes in shareholders' equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The Company's total comprehensive income consists of net earnings, currency translation adjustments associated with foreign operations which use the local currency as their functional currency and recognition of an additional minimum pension liability adjustment. The additional minimum pension liability of $3.1 million at June 30, 2001 relates to the Company's Benefit Restoration Plan and represents the amount by which the plan's accumulated benefit obligation exceeds the unfunded accrued pension expense liability. Such additional minimum pension liability is offset by an intangible asset of $1.9 million equal to the Plan's unrecognized prior service cost and a reduction to comprehensive income of $1.2 million. No minimum pension liability adjustment was required for the six months ended June 30, 2000. Currency translation adjustments for the three months ended June 30, 2001 and 2000 were $2.5 million and $(8.7) million, respectively. Currency translation adjustments for the six months ended June 30, 2001 and 2000 were $(10.5) million and $(11.0) million, respectively. Total comprehensive income for the three months ended June 30, 2001 and 2000 was $22.4 million and $20.9 million, respectively. Total comprehensive income for the six months ended June 30, 2001 and 2000 was $12.3 million and $38.5 million, respectively.

(E)  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations."

     SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The Company is required to adopt the provisions of SFAS No. 141 immediately.

     SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather, be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. Additionally, a review for impairment is required to be made consistent with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

     The Company is required to adopt the provisions of SFAS No. 142 effective January 1, 2002. Any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed during the second half of 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate accounting literature prior to the issuance of SFAS No. 142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

     Upon adoption of SFAS No. 142, the Company first is required to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition

(E)  RECENT ACCOUNTING PRONOUNCEMENTS (continued)

     apart from goodwill. The Company then will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, including those reclassified from goodwill, and make any necessary amortization period adjustments by the end of the first interim period after adoption. To the extent an intangible asset is identified as having an indefinite useful life, SFAS No. 142 requires the Company to test the intangible asset for impairment consistent with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of the adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     After identifying and assessing intangible assets as discussed above, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that the remaining recorded goodwill is impaired as of the date of adoption. This involves a two step transitional impairment test. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The first step of the transitional impairment test requires the Company, within the first six months of 2002, to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent that a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step of the transitional impairment test requires the Company to compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its recognized and unrecognized assets and liabilities in a manner similar to a purchase price allocation consistent with SFAS No. 141, to its carrying amount, both of which would be measured as of January 1, 2002. This second step is required to be completed as soon as possible, but no later than December 31, 2002. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle in the Company's Consolidated Statements of Earnings.

     At June 30, 2001, intangible assets and deferred charges included goodwill and intangible assets of $206.3 million subject to SFAS No. 141 and SFAS No. 142. Amortization expense related to goodwill and intangible assets was $3.6 million and $7.0 million for the three and six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the Company is required to capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.

     SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective January 1, 2003. The Company is currently assessing the impact of the adoption of SFAS No. 143.

(E)  RECENT ACCOUNTING PRONOUNCEMENTS (continued)

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities (the "Transfer" provisions) occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to sale-leaseback transactions and collateral (the "Disclosure" provisions) for fiscal years ending after December 15, 2000. The Company adopted the Disclosure provisions of SFAS No. 140 as discussed in the 2000 Annual Report and adopted the Transfer provisions for transactions subsequent to March 31, 2001. Adoption of this statement did not have a material impact on the Company's financial position and did not impact cash flows or results of operations.

(F)  SALE OF TRADE RECEIVABLES

     The Company participates in an agreement, as amended from time to time, to sell, with limited recourse, up to $375.0 million of trade receivables on a revolving basis. Such agreement expires in July 2004. The receivables are sold at a discount, which approximates the purchaser's financing costs of issuing its own commercial paper backed by the trade receivables. The Company is responsible for servicing receivables sold but has no retained interests. At June 30, 2001 and December 31, 2000 the outstanding balance of receivables sold pursuant to this agreement was $51.0 million and $345.0 million, respectively. Sales of receivables are reflected as a reduction of receivables in the accompanying consolidated balance sheets. The costs associated with this program were $6.9 million and $8.0 million for the first half of 2001 and 2000, respectively, and are included in miscellaneous expense (income), net. The Company maintains an allowance for doubtful receivables based on the expected collectability of all receivables, including receivables sold. As mentioned in the previous note, the Company adopted the Disclosure provisions of SFAS No. 140 and adopted the Transfer provisions for transactions subsequent to March 31, 2001.

(G)  RESTRUCTURING AND OTHER CHARGES

     The Company recorded restructuring and other charges of approximately $19.4 million and $29.9 million during the three and six months ended June 30, 2001, respectively. The components of the charges were as follows (in thousands):


                                            Three Months       Six Months
                                            ------------       ----------
     Severance and employee-related costs        $11,499           18,136
     Facilities and related costs                  3,461            3,461
     Loss on the sale of business                     62            3,332
     Strategic Consulting Fees                     3,637            6,473
     Other charges (recoveries)                      703           (1,496)
                                                 -------           ------
         Total                                   $19,362           29,906
                                                 =======           ======

(G)  RESTRUCTURING AND OTHER CHARGES (continued)

     In the fourth quarter of 2000, the Company communicated to its employees its planned strategic initiatives to reduce operating expenses. As part of such initiatives, the Company is reviewing employee functions and staffing levels to eliminate redundant work or otherwise restructure work in a manner that will lead to a reduction in the workforce. The process is expected to result in terminations of approximately 1,000 employees during 2001. Formal decisions on terminations are being made on a departmental basis. Severance and employee-related costs represent the expense for termination benefits for approximately 800 employees terminated during 2001. Approximately 600 of these terminations occurred during the second quarter of 2001.

     During the second quarter of 2001, the Company identified more than 20 facilities in the U.S and other countries to be closed in order to improve profitability. Facilities and related costs of approximately $3.5 million includes $2.0 million in contractual lease obligations for closed facilities and $1.5 million of asset impairments and other costs related to owned facilities that have been closed and are held for sale.

     During the quarter ended March 31, 2001, the Company sold the contracts and related net assets associated with the outbound auto carriage portion of its Brazilian SCS operation. The Company incurred a loss of approximately $3.3 million on the sale of such business.

     Strategic consulting fees of approximately $3.6 million and $6.5 million were incurred during the second quarter and first half of 2001, respectively, in relation to the aforementioned strategic initiatives. Other charges (recoveries) primarily represent a gain of approximately $2.2 million recorded in the first quarter of 2001 on the sale of the corporate aircraft offset with charges of approximately $700,000 in the second quarter of 2001 representing impairment of other assets.

     Activity related to restructuring reserves for the six months ended June 30, 2001 was as follows:


                                               Dec. 31,                             June 30,
                                                   2000                                 2001
     In thousands                               Balance   Additions   Deductions     Balance
     ------------                              --------   ---------   ----------    --------
     Employee severance and benefits             $3,908     18,136       7,545        14,499
     Facilities and related costs                 2,012      2,049         593         3,468
                                                 ------     ------       -----        ------
                                                 $5,920     20,185       8,138        17,967
                                                 ======     ======       =====        ======

     Additions relate to liabilities for employee severance and benefits and lease obligations on facility closures, all incurred in 2001. Deductions represent payments made related to restructuring charges. At June 30, 2001, employee severance and benefits obligations are required to be paid over the next two years. At June 30, 2001, lease obligations are noncancellable and contractually required to be paid over the next four years.

(H)  DEBT AND OTHER FINANCING

     The Company's outstanding debt balances were as follows:

                                                    June 30,       December 31,
      In millions                                    2001              2000
      --------------------------------------------------------------------------

      U.S. commercial paper                        $  516.9            441.1
      Canadian commercial paper                          --             31.7
      Unsecured U.S. notes:
             Debentures                               325.7            425.6
             Medium-term notes                        677.1            755.9
      Unsecured foreign obligations                   342.2            332.7
      Other debt, including capital leases             74.0             30.0
                                                   --------          -------
      Total debt                                    1,935.9          2,017.0
      Current portion                                (422.1)          (412.8)
                                                   --------          -------
      Long-term debt                               $1,513.8          1,604.2
                                                   ========          =======

     During the first quarter of 2001, the Company replaced its $720.0 million global revolving credit facility which was to expire in June 2002 with a new $860.0 million global revolving credit facility. The new facility is composed of $300.0 million which matures in March 2002 and is renewable annually, and $560.0 million which matures in March 2006. The primary purposes of the credit facility are to finance working capital and provide support for the issuance of commercial paper. At the Company's option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility's annual facility fee ranges from 12.5 to 15.0 basis points applied to the total facility of $860.0 million based on the Company's current credit ratings. At June 30, 2001, $227.1 million was available under the Company's global revolving credit facility. Of such amount, $138.1 million was available at a maturity of less than one year. Foreign borrowings of $109.7 million were outstanding under the facility as of June 30, 2001.

     In September 1998, the Company filed an $800.0 million shelf registration statement with the Securities and Exchange Commission. Proceeds from debt issues under the shelf registration have been and are expected to be used for capital expenditures, debt refinancing and general corporate purposes. At June 30, 2001, the Company had $447.0 million of debt securities available for issuance under this shelf registration statement.

     In the first quarter of 2001, the Company entered into a sale-leaseback transaction in which the Company sold a beneficial interest in certain revenue earning equipment and pledged a portion of the beneficial interests in the underlying customer leases to a separately rated and unconsolidated vehicle lease trust (Ryder Vehicle Lease Trust 2001-A). A total of $426.6 million in securities (including $409.9 of bonds that are traded in public markets) were issued as supported by the future cash flow stream generated by full service lease contracts and the eventual disposition of the underlying leased vehicles. The related vehicles total 9,700 full service lease units in 40 states.

(I)  INCOME TAXES

     The Company's effective income tax rate on earnings was 4.2 percent for the second quarter of 2001 compared with 37.0 percent for the second quarter of 2000. For the six months ended June 30, 2001, the Company's effective income tax rate on earnings was 12.1 percent compared with 37.0 percent in the same period last year. In June 2001, legislation was enacted in Canada that will reduce future income tax rates applicable to the Company's Canadian operations. This resulted in a one-time reduction in the Company's related deferred taxes of $6.8 million, which was recorded as a reduction of the Company's income tax provision for the three and six months ended June 30, 2001.

(J)  OTHER MATTERS

     The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. While any proceeding or litigation has an element of uncertainty, management believes that the disposition of these matters will not have a material impact on the consolidated financial position, liquidity or results of operations of the Company.

     At June 30, 2001, the Company had letters of credit outstanding totaling $123.1 million, which primarily guarantee certain insurance activities. Certain of these letters of credit guarantee insurance activities associated with insurance claim liabilities transferred in conjunction with the sale of certain businesses reported as discontinued operations in previous years. To date, such insurance claims, representing per claim deductibles payable under third-party insurance policies, have been paid by the companies that assumed such liabilities. However, if all or a portion of such assumed claims of approximately $20.0 million are unable to be paid, the third-party insurers may have recourse against certain of the outstanding letters of credit provided by the Company in order to satisfy the unpaid claim deductibles.

KPMG LLP
CERTIFIED PUBLIC ACCOUNTANTS
One Biscayne Tower                      Telephone           305-358-2300
2 South Biscayne Boulevard              Fax                 305-913-2692
Suite 2900
Miami, Florida  33131


                    Independent Accountants' Review Report


The Board of Directors and Shareholders
Ryder System, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Ryder System, Inc. and subsidiaries as of June 30, 2001, and the related consolidated condensed statements of earnings for the three and six months ended June 30, 2001 and 2000 and the consolidated condensed statements of cash flows for the six months ended June 30, 2001 and 2000. These consolidated condensed financial statements are the responsibility of the Company's management.

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

Miami, Florida
July 18, 2001

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

The Company's operating segments are aggregated into reportable business segments based primarily upon similar economic characteristics, products, services and delivery methods. The Company operates in four reportable business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing, commercial rental and programmed maintenance of trucks, tractors and trailers to customers, principally in the U.S., Canada and the United Kingdom;
(2) Supply Chain Solutions (SCS), which provides comprehensive supply chain consulting and lead logistics management solutions that support customers' entire supply chains, from inbound raw materials through distribution of finished goods throughout North America, in Latin America, Europe and Asia; (3) Dedicated Contract Carriage (DCC), which provides vehicles and drivers as part of a dedicated transportation solution, principally in North America; and (4) e-Commerce, which provides various Internet-enabled products and online services to assist in the management of freight, inventory, and customer delivery, principally in North America.

Beginning in the first quarter of 2001, e-Commerce was reported as a separate business segment. Initial costs to build the e-Commerce platform were included in Central Support Services (CSS) through December 31, 2000. Such costs have been reclassified from CSS for all previous periods in order to report e-Commerce results independently. In July 2001, in conjunction with the Company's restructuring initiatives, responsibility for the Company's e-Commerce operations was transferred to the leadership of the SCS business segment. Such operations, which had evolved to provide similar services compared to other SCS operations, were integrated into the SCS customer base. Discrete financial information for these operations will no longer be provided to the Company's chief operating decision-maker beginning in July 2001. As such, this is the last period that e-Commerce will be considered a separate business segment.

Revenue decreased 2.9 percent to $1.29 billion for the three months ended June 30, 2001 compared with $1.33 billion in the same period of 2000. In the first half of 2001, revenue decreased 2.5 percent to $2.58 billion for the six months ended June 30, 2001 compared with $2.64 billion in the comparable period last year. The decrease was due primarily to weak commercial rental demand and lower fuel sales volumes attributable to the continued economic slowdown in the U.S. as well as to SCS volume reductions in the U.S and in Latin America. The volume reductions in Brazil were due to the sale of the contracts and related net assets associated with the disposal of the outbound auto carriage business of the Company's Brazilian SCS operation (see further details in the restructuring and other charges discussion of this Management's Discussion and Analysis) and to the softening economy in Latin America. Revenue was also reduced by the impact of exchange rates on translation of foreign subsidiary revenues, particularly those in the U.K. where exchange rates have decreased by approximately 8.2 percent from the comparable period last year. Such decreases were partially offset by growth in lease and contract maintenance business, and in the electronics and high technology operations within the SCS business segment.

Operating expense decreased $27.6 million, or 3.1 percent, to $868.8 million in the second quarter of 2001 compared with the same period in 2000. Operating expense decreased $50.1 million, or 2.8 percent, to $1.76 billion compared with the first half of 2000. The decrease for the three and six months ended June 30, 2001 was a result of a reduction in overheads and payroll due to the Company implementing cost containment actions throughout the first half of 2001 and a reduction in fuel costs as a result of lower volumes. The decrease also reflects lower operating expense in the U.K. due to lost business and in South America as a result of the sale of the contracts and related net assets associated with the disposal of the Company's outbound auto carriage business of the Company's Brazilian SCS operation. Such reductions were partially offset by a decrease in pension income in 2001 compared with 2000.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)


OVERVIEW (continued)

Freight under management expense (FUM) decreased by $3.3 million, or 3.0 percent, to $108.1 million in the second quarter of 2001 compared with the same period in 2000. The decrease was due to revenue reductions in related operating units of the SCS business segment. In the first half of 2001, FUM was flat compared with the first half of 2000.

Depreciation expense in the second quarter of 2001 decreased by $6.5 million, or
4.7 percent, to $132.8 million compared with the second quarter of 2000. Depreciation expense decreased by $21.2 million, or 7.3 percent in the first half of 2001 compared with the same period last year. The decrease resulted principally from sale-leaseback and other transactions which increased the number of leased (as opposed to owned) vehicles in the Company's fleet since the first quarter of 2000. The decrease in depreciation expense was partially offset by an increase in depreciation associated with the reduction of estimated residual values associated with certain classes of tractors. In the third quarter of 2000, the Company reduced residual values for certain classes of vehicles currently in use and expected to be disposed of during the next two years. This was applied consistent with the charge recorded in the third quarter of 2000 to reflect decreases in the estimates in residual values of certain classes of used tractors. In light of this change, the Company expects to record additional depreciation and rent expense over the next twelve months on a declining basis.

Gains on vehicle sales decreased $208,000, or 5.1 percent, to $3.9 million in the second quarter of 2001 compared with the second quarter in 2000 and decreased $6.3 million, or 47.5 percent, to $7.0 million in the first half of 2001 compared with the same period last year. The decrease in gains on vehicle sales for the three and six months ended June 30, 2001 was due to the continuing weak demand in the used truck market. Such weakness began to impact the Company during the second quarter of 2000. Average sales proceeds per unit decreased by approximately 6.8 percent during the second quarter of 2001 compared with the same period last year and increased approximately 4.7 percent compared with the fourth quarter of 2000. The average book value per unit of units sold for the three months ended June 30, 2001 was approximately 7.5 percent lower than that of units sold in the same period of 2000.

The Company periodically reviews and adjusts the residual values, reserves for guaranteed lease termination values and useful lives of revenue earning equipment based on current and expected operating trends and projected realizable values. The Company believes that its carrying values and estimated sales proceeds for revenue earning equipment are appropriate. However, a greater than anticipated decline in the market for used vehicles may require the Company to further adjust such values and estimates which will impact the amounts ultimately reported in the Company's financial statements and accompanying notes.

Equipment rental primarily consists of rental costs on revenue earning equipment. Equipment rental costs increased $20.8 million, or 21.0 percent, to $119.7 million in the second quarter of 2001 compared with the same period in 2000 and increased $37.6 million, or 20.2 percent, to $223.3 million in the first half of 2001 compared with the first half of 2000 as a result of sale-leaseback transactions, including securitization transactions, completed in the last nine months.

Interest expense decreased $9.4 million, or 24.4 percent, to $29.3 million during the second quarter of 2001 compared with the same period in 2000. In the first half of 2001, interest expense decreased $17.1 million, or 21.1 percent, to $63.6 million compared with the first half of 2000. The decrease in interest expense principally reflects debt reductions associated with the use of proceeds from the aforementioned sale-leaseback transactions and generally lower market interest rates compared with the prior periods.

The Company had miscellaneous income of $657,000 in the second quarter of 2001 compared with $4.6 million of expense in the same period last year. For the first half of 2001, miscellaneous expense increased $313,000, or 9.9 percent, to $3.5 million compared to the first half of 2000. The decrease in miscellaneous expense during the second quarter of 2001 was due primarily to lower costs related to the decreased use of the Company's revolving facility for the sale of trade receivables. The decrease was also due to net gains in the second quarter of 2001 on investments classified as trading securities used to fund certain benefit plans, compared with net losses on such during the second quarter of 2000. Such investments are included in Direct financing leases and other assets.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)


OVERVIEW (continued)

For the first half of 2001, such investments incurred net losses which, offset with lower fees on the Company's revolving facility for the sale of trade receivables, led to a slight increase in miscellaneous expense compared with the first half of 2000.

The Company recorded restructuring and other charges of approximately $19.4 million and $29.9 million during the three and six months ended June 30, 2001, respectively. The components of the charges were as follows (in thousands):


                                              Three Months        Six Months
                                              ------------        ----------
        Severance and employee-related costs       $11,499            18,136
        Facilities and related costs                 3,461             3,461
        Loss on the sale of business                    62             3,332
        Strategic Consulting Fees                    3,637             6,473
        Other charges (recoveries)                     703            (1,496)
                                                   -------            ------

            Total                                  $19,362            29,906
                                                   =======            ======


In the fourth quarter of 2000, the Company communicated to its employees its planned strategic initiatives to reduce operating expenses. As part of such initiatives, the Company is reviewing employee functions and staffing levels to eliminate redundant work or otherwise restructure work in a manner that will lead to a reduction in the workforce. The process is expected to result in terminations of approximately 1,000 employees during 2001. Formal decisions on terminations are being made on a departmental basis. Severance and employee-related costs represent the expense for termination benefits for approximately 800 employees terminated during 2001. Approximately 600 of these terminations occurred during the second quarter of 2001.

During the second quarter of 2001, the Company identified more than 20 facilities in the U.S and in other countries to be closed in order to improve profitability. Facilities and related costs of approximately $3.5 million include $2.0 million in contractual lease obligations for closed owned facilities and $1.5 million of asset impairments and other costs related to owned facilities that have been closed and are held for sale.

During the quarter ended March 31, 2001, the Company sold the contracts and related net assets associated with the outbound auto carriage portion of its Brazilian SCS operation. The Company incurred a loss of approximately $3.3 million on the sale of such business.

Strategic consulting fees of approximately $3.6 million and $6.5 million were incurred during the second quarter and first half of 2001, respectively, in relation to the aforementioned strategic initiatives. Other charges (recoveries) primarily represent a gain of approximately $2.2 million recorded in the first quarter of 2001 on the sale of the corporate aircraft offset with charges of approximately $700,000 in the second quarter of 2001 representing impairment of other assets.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)


Activity related to restructuring reserves for the six months ended June 30, 2001 was as follows:

                                           Dec. 31,                             June 30,
                                               2000                                 2001
         In thousands                       Balance    Additions   Deductions    Balance
         ------------                       -------    ---------   ----------    -------
         Employee severance and benefits     $3,908       18,136        7,545     14,499
         Facilities and related costs         2,012        2,049          593      3,468
                                             ------       ------        -----     ------
                                             $5,920       20,185        8,138     17,967

Additions relate to liabilities for employee severance and benefits and lease obligations on facility closures, all incurred in 2001. Deductions represent payments made related to restructuring charges. At June 30, 2001, employee severance and benefits obligations are required to be paid over the next two years. At June 30, 2001, lease obligations are noncancellable and contractually required to be paid over the next four years.

The Company's effective income tax rate on earnings was 4.2 percent for the second quarter of 2001 compared with 37.0 percent for the second quarter of 2000. For the six months ended June 30, 2001, the Company's effective income tax rate on earnings was 12.1 percent compared with 37.0 percent in the same period last year. In June 2001, legislation was enacted in Canada that reduced future income tax rates applicable to the Company's Canadian operations. This resulted in a one-time reduction in the Company's related deferred taxes of $6.8 million, which was recorded as a reduction of the Company's income tax provision for the three and six months ended June 30, 2001. The Company believes the impact of this legislation on its future effective income tax rate will be nominal as Canadian operations represent approximately 6.1 percent of the Company's revenue at June 30, 2001.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)


OPERATING RESULTS BY BUSINESS SEGMENT

                                                     Three Months                      Six Months
                                               ------------------------        --------------------------
In millions                                       2001           2000             2001           2000
                                               ---------      ---------        ----------     -----------
Fleet management solutions

Total revenue                                  $  860.5          885.8          $ 1,714.7       1,767.7
Fuel revenue                                     (175.5)        (186.8)            (357.9)       (383.4)
                                               --------       --------          ---------      --------
Dry revenue                                    $  685.0          699.0          $ 1,356.8       1,384.3
                                               ========       ========          =========      ========
Contribution margin                            $   87.1           97.7          $   162.7         178.5
                                               ========       ========          =========      ========
Contribution margin as % of total revenue          10.1%          11.0%               9.5%         10.1%
                                               ========       ========          =========      ========
Contribution margin as % of dry revenue            12.7%          14.0%              12.0%         12.9%
                                               ========       ========          =========      ========

Supply chain solutions

Total revenue                                  $  387.8          402.3          $   773.1         788.9
Freight under management expense                 (106.7)        (110.0)            (207.0)       (207.2)
                                               --------       --------          ---------      --------
Operating revenue                              $  281.1          292.3          $   566.1         581.7
                                               ========       ========          =========      ========
Contribution margin                            $   16.2           17.8          $    23.8          32.4
                                               ========       ========          =========      ========
Contribution margin as % of total revenue           4.2%           4.4%               3.1%          4.1%
                                               ========       ========          =========      ========
Contribution margin as % of operating revenue       5.8%           6.1%               4.2%          5.6%
                                               ========       ========          =========      ========

Dedicated Contract Carriage

Total revenue                                  $  128.6          134.0          $   259.2         267.6
Freight under management expense                   (1.3)          (1.3)              (2.7)         (2.2)
                                               --------       --------          ---------      --------
Operating revenue                              $  127.3          132.7          $   256.5         265.4
                                               ========       ========          =========      ========
Contribution margin                            $   14.5           14.2          $    25.7          28.2
                                               ========       ========          =========      ========
Contribution margin as % of total revenue          11.3%          10.6%               9.9%         10.5%
                                               ========       ========          =========      ========
Contribution margin as % of operating revenue      11.4%          10.7%              10.0%         10.6%
                                               ========       ========          =========      ========

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)


OPERATING RESULTS BY BUSINESS SEGMENT (continued)

Management evaluates business segment financial performance based upon several factors, of which the primary measure relied upon is contribution margin. Contribution margin represents each business segment's revenue, less direct costs and direct overheads related to the segment's operations. Business segment contribution margin for all segments (net of eliminations), less CSS expenses and restructuring and other charges, net, is equal to earnings before income taxes. CSS are those costs incurred to support all business segments, including sales and marketing, human resources, finance, shared management information systems, customer solutions, health and safety, legal and communications.

The FMS segment leases revenue earning equipment, sells fuel and provides maintenance and other ancillary services to the SCS and DCC segments. Inter-segment revenues and contribution margin are accounted for at approximate fair value as if the transactions were made with independent third parties. Contribution margin related to inter-segment equipment and services billed to customers (equipment contribution) is included in both FMS and the business segment which served the customer, then eliminated (presented as "Elimina-tions"). Equipment contribution included in SCS contribution margin for the three months ended June 30, 2001 and 2000 was $4.4 million and $5.1 million, respectively, and $8.6 million and $10.2 million for the six months ended June 30, 2001 and 2000, respectively. Equipment contribution included in DCC contribution margin for the three months ended June 30, 2001 and 2000 was $4.8 million and $5.3 million, respectively, and $9.4 million and $10.6 million for the six months ended June 30, 2001 and 2000, respectively. Interest expense is primarily allocated to the FMS business segment since such borrowings are used principally to fund the purchase of revenue earning equipment used in FMS.

Fleet Management Solutions

In the FMS segment, dry revenue (revenue excluding fuel) in the second quarter of 2001 totaled $685.0 million, a decrease of 2.0 percent from the same period in 2000. Dry revenue in the first half of 2001 totaled $1.36 billion, a decrease of 2.0 percent from the same period in 2000. Full service lease and contract maintenance revenue increased 1.0 percent in the second quarter and first half of 2001 as a result of an increase in the number of vehicles placed in service and increased revenue per unit.

Rental revenue decreased 10.6 percent in the second quarter and 10.2 percent in the first half of 2001 compared to 2000 due primarily to reductions in lease extra and await new lease revenue. Lease extra revenue represents revenue on rental vehicles provided to existing full service lease customers generally during peak periods in their operations. Await new lease revenue represents revenue on rental vehicles provided to new full service lease customers who have not taken delivery of full service lease units. Such revenue declines were due to a decrease in the number of units in the rental fleet, lower rental fleet utilization due to the slowing economy and shorter lead times to place full service lease vehicles into service compared with 2000. Pure rental revenue (total rental revenue less rental revenue related to units provided to full service lease customers) was flat for the three months ended June 30, 2001 compared with the same period in 2000. Pure rental revenue decreased 3.6 percent for the six months ended June 30, 2001 compared with the same period in 2000 due to decreased pure rental revenue in the first quarter of 2001. Rental fleet utilization for the six months ended June 30, 2001 was 70.4 percent, compared to
73.8 percent for the same period in 2000. Rental fleet utilization decreased less than rental revenue as result of the implementation of reductions in the size of the rental fleet that the Company had previously planned. Pure rental revenue, lease extra, await new lease and rental fleet utilization statistics are monitored for the U.S. only; however, management believes such metrics to be indicative of rental product performance for the Company as a whole.

Fuel revenue decreased 6.0 percent in the second quarter and 6.7 percent in the first half of 2001 over the same periods in 2000 due primarily to decreased sales volume.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)


OPERATING RESULTS BY BUSINESS SEGMENT (continued)

Fleet Management Solutions (continued)

Contribution margin as a percentage of dry revenue was 12.7 percent in the second quarter of 2001 compared with 14.0 percent in the second quarter of 2000. For the first half of 2001, contribution margin as a percentage of dry revenue was 12.0 percent compared with 12.9 percent in the same period of 2000. Decreased contribution margin in the second quarter compared to the same period of 2000 was due primarily to the decrease in rental contribution margin resulting from the decline in rental revenue and lower pension income in 2001 compared with 2000. The decrease in contribution margin for the first half of 2001 compared to the first half of 2000 is mostly attributed to the decrease in gains from the sale of equipment due to weakened used truck market demand along with the previously mentioned decreases in rental contribution margin and pension income.

The Company's fleet of owned and leased revenue earning equipment is summarized as follows (approximate number of units):
                                         June 30,       December 31,
         By type:                          2001             2000
                                        ----------      ------------
         Trucks                            67,600          66,800
         Tractors                          54,900          56,400
         Trailers                          47,500          48,500
         Other                              4,800           4,600
                                         --------        --------
                                          174,800         176,300
                                         ========        ========


                                          June 30,       December 31,
         By business:                       2001            2000
                                        ----------       ------------
         Full service lease               129,100         130,700
         Commercial rental                 42,500          42,200
         Service vehicles and other         3,200           3,400
                                         --------        --------
                                          174,800         176,300
                                         ========        ========

The totals in each of the tables above include the following non-revenue earning equipment:

          Not yet earning revenue (NYE)     1,900           2,400
          No longer earning revenue (NLE)   9,000           8,300
                                         --------        --------
                                           10,900          10,700
                                         ========        ========

NYE units represent new units on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration units.

NLE units represent units held for sale as well as units for which no revenue has been earned for the previous 30 days. These vehicles may be temporarily out of service, being prepared for sale or not rented due to lack of demand.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)


OPERATING RESULTS BY BUSINESS SEGMENT (continued)

Supply Chain Solutions

In the SCS business segment, second quarter 2001 gross revenue decreased 3.6 percent to $387.8 million compared with the second quarter of 2000. Gross revenue for the first half of 2001 decreased 2.0 percent to $773.1 million compared with the same period of 2000. Second quarter 2001 operating revenue was $281.1 million, a decrease of 3.8 percent from the comparable period a year ago. Operating revenue for the first half of 2001 decreased 2.7 percent to $566.1 million compared with the first half of 2000. Revenue reductions are mostly attributed to volume reductions in Latin America and North America. Volume decreases in Latin America were due to the slowing economies in Brazil and Argentina and to the sale of the contracts and related net assets associated with the outbound auto carriage business of the Company's Brazilian SCS operations. Volume reductions in North America were attributed to the slowing economy, particularly lower volumes in the automotive industry, and lost business in the consumer packaged goods industries. Additionally, revenue reductions occurred in 2001 due to the impact of exchange rates on translation of subsidiary revenues, particularly those in the U.K., as well as due to lost business in the U.K. Such revenue decreases were partially offset by revenue increases in the U.S. electronics and high technology operations due to increased business volume with existing customers plus business expansion in Mexico and Asia. The Company's Asian subsidiary was acquired at the end of the third quarter of 2000 and therefore had no revenue in the first half of 2000.

The SCS business segment contribution margin decreased 9.0 percent to $16.2 million in the second quarter of 2001 compared with the second quarter of 2000. For the first half of 2001, contribution margin decreased 26.5 percent to $23.8 million compared with the same period last year. Contribution margin as a percentage of operating revenue was 5.8 percent in the second quarter of 2001, compared with 6.1 percent in the same quarter of 2000. Contribution margin as a percentage of operating revenue for the first half of 2001 was 4.2 percent compared with 5.6 percent in the same period of 2000. The decrease in contribution margin was due primarily to the previously mentioned volume reductions, lost business and higher operating costs, particularly related to transportation management.

Dedicated Contract Carriage

In the DCC business segment, second quarter gross revenue totaled $128.6 million, a decrease of 4.0 percent from the second quarter of 2000. Gross revenue for the first half of 2001 totaled $259.2 million, a decrease of 3.1 percent from the first half of 2000. Second quarter operating revenue was $127.3 million, a decrease of 4.1 percent from the comparable period last year. For the first half of 2001, operating revenue decreased 3.4 percent to $256.5 million. The decline in revenue was due to volume reductions and lost business.

Contribution margin increased 2.1 percent to $14.5 million in the second quarter of 2001 compared with the second quarter of 2000. Contribution margin for the first half of 2001 decreased 8.9 percent to $25.7 million compared with the same period last year. Contribution margin as a percentage of operating revenue was
11.4 percent in the second quarter of 2001 compared with 10.7 percent in the first quarter of 2000. For the first half of 2001, contribution margin as a percentage of operating revenue was 10.0 percent compared with 10.6 percent in the first half of 2000. The increase in contribution margin in the second quarter of 2001 was due primarily to a reduction in operating expense and certain overhead spending categories and expanded business with certain existing customers. Such increases were partially offset by the impact of lost business and volume reductions. The decrease in margin for the first half of 2001 compared with the same period last year was attributed to continued revenue-related price pressures due to competition, volume reductions, lost business and increased labor costs due to driver shortages.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)


OPERATING RESULTS BY BUSINESS SEGMENT (continued)

e-Commerce

e-Commerce revenue was $1.6 million for the three months ended June 30, 2001. During 2000, the e-Commerce business segment was not yet in operation and therefore had no revenue. e-Commerce reported negative contribution margin of $2.4 million in the second quarter compared to negative contribution margin of $1.1 million in the same period of 2000.

Central Support Services

CSS expenses were as follows:
                                              Three Months      Six Months
                                             --------------   ---------------
         In millions                           2001    2000     2001     2000
                                             ------  ------   ------   ------

         Sales and marketing                 $  7.7    10.3   $ 15.3     21.3
         Human resources                        5.5     5.9     10.8     10.5
         Finance                               13.3    13.4     26.9     26.5
         Corporate services/public affairs      1.9     2.6      4.0      5.7
         MIS                                   24.1    25.2     49.2     50.2
         Customer solutions                     4.4     4.4      8.2      8.9
         Health and safety                      2.3     2.3      4.7      4.6
         Other                                  6.9     7.1     13.0     10.3
                                             ------   -----   ------    -----
            Total Central Support Services   $ 66.1    71.2   $132.1    138.0
                                             ======   =====   ======    =====


The decrease in total CSS expense for the second quarter and first half of 2001 was due primarily to spending reductions in sales and marketing, MIS expense and corporate services as a result of the Company's expense reduction initiatives. Such initiatives in these areas included ending the Company's sponsorship of the Doral Ryder Open, reducing the spending rate for new technology projects and the sale of the Company's corporate jet, respectively. Other CSS expense was reduced in the first quarter of 2000 by $3.8 million of income representing CSS interest expense allocation to the business segments in excess of actual interest expense incurred by the Company due to reduced debt balances in the first quarter of 2000.

Currently, contribution margin is the measure of segment financial performance that is primarily relied upon by management. In the second quarter of 2001, the Company began a project to allocate CSS expenses to each business segment, as appropriate. The objective of the project is to provide management more clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment, and each operating segment within each business segment, accountable for their allocated share of CSS expenses. This new measure of segment profitability, "contribution margin after allocated CSS expenses," is still under refinement by the Company and is being reported to the Company's chief operating decision-maker periodically. As such, during the refinement period, which is expected to last until year-end, the Company has decided to provide contribution margin after allocated CSS expenses by business segment as additional information. Beginning in 2002, the Company intends to complete its refinement of the allocation methodology and will utilize contribution margin after allocated CSS expenses as its primary measurement of segment financial performance.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)


OPERATING RESULTS BY BUSINESS SEGMENT (continued)

Certain costs are considered to be overhead not attributable to any segment and as such, remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, corporate communications, public affairs and certain executive compensation. The remaining CSS costs are allocated to FMS, SCS and DCC as follows:

 .  Sales and marketing, finance, corporate services and health and safety --
   allocated based upon estimated and planned resource utilization.
 . Human resources -- individual costs within this category are allocated in several ways, including allocation based on estimated utilization and number of personnel supported.
 .  MIS -- allocated principally based upon utilization-related metrics such as number of users or minutes of CPU time.
 . Customer Solutions -- represents project costs and expenses incurred in excess of amounts billable to a customer during the period. Expenses are allocated to the business segment responsible for the project.
 . Other -- where allocated, the allocation is based on the number of personnel supported.

The following table sets forth contribution margin for each of the Company's business segments after CSS allocation for the three and six months ended June 30, 2001 and 2000:

         In millions                                     Three Months                Six Months
                                                      ------------------          ------------------
         Contribution margin:                            2001       2000             2001       2000
                                                      -------    -------          -------   --------
             Fleet management solutions               $  47.4       54.4          $  83.2       94.2
             Supply chain solutions                       0.4        0.6             (7.1)       0.5
             Dedicated contract carriage                  9.9        9.5             16.7       19.1
             e-Commerce                                  (2.4)      (1.1)            (5.0)      (1.6)
             Eliminations                                (9.2)     (10.4)           (18.0)     (20.8)
                                                      -------      -----          -------      -----
                                                         46.1       53.0             69.8       91.4
         Central support services                        (6.0)      (6.0)           (12.7)     (12.9)
                                                      -------      -----          -------      -----
         Earnings before restructuring and other
             charges and income taxes                    40.1       47.0             57.1       78.5
         Restructuring and other charges, net           (19.4)        --            (29.9)        --
                                                      -------      -----          -------      -----

         Earnings before income taxes                 $  20.7       47.0          $  27.2       78.5
                                                      =======      =====          =======      =====

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following is a summary of the Company's cash flows from operating, financing and investing activities for the six months ended June 30, (in thousands):

                                             2001              2000
                                         --------          --------
Net cash provided by (used in):
   Operating activities                  $(79,815)          575,715
   Financing activities                   (81,191)         (179,308)
   Investing activities                   125,871          (443,244)
                                         --------          --------
       Net cash flows                    $(35,135)          (46,837)
                                         ========          ========

A summary of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.

The decrease in cash flow from operating activities in the first half of 2001, compared with the same period last year, was primarily attributable to decreases in the aggregate balance of trade receivables sold due to increased proceeds from debt and from the sale-leaseback of revenue earning equipment in 2001. As a result of the decrease in the aggregate balance of trade receivables sold, the Company's accounts receivable balance increased 59.6 percent to $652.6 million at June 30, 2001 compared with December 31, 2000. However, less of the Company's receivable accounts were past due over 90 days which has led to a comparable percentage decrease in the Company's allowance for doubtful accounts. The decrease in cash used in financing activities in the first half of 2001, compared with the same period last year, was due to increased net borrowings in 2001, due principally to management's decision to fund the Company through borrowings rather than through sales of trade receivables. This was partially offset by increases in cash provided by investing activities. The increase in cash provided by investing activities in the first half of 2001 compared with the same period last year was attributable to lower capital expenditures in 2001, as well as higher proceeds provided from the sale-leaseback of revenue earning equipment in 2001 (see Debt and Other Financing note in the Notes to Consolidated Condensed Financial Statements included in this Form 10-Q).

A summary of capital expenditures for the six months ended June 30 follows (in thousands):

                                            2001           2000
                                        --------        -------
Revenue earning equipment               $384,468        795,068
Operating property and equipment          45,094         46,648
                                        --------        -------
                                        $429,562        841,716
                                        ========        =======

The decrease in capital expenditures was principally due to reduced demand for new units as well as increased pricing discipline over new business, which has resulted in fewer sales but improved margins on business sold. Additionally, the Company has worked to improve controls over capital expenditures and reduce the volume of early terminations of full service leases compared to 2000. In contrast to 2000, the Company is pursuing a strategy of extending certain full service leases rather than leasing new units. This allows the Company to further control capital expenditures while frequently providing customers with vehicles at favorable pre-owned rates compared to rates on new units. As a result of these factors and initiatives, management now expects that capital expenditures for the full year 2001 will be at least 35.0 percent less than full year 2000 levels. The Company expects to fund its remaining 2001 capital expenditures with internally generated funds and borrowings.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)


Financing and Other Funding Transactions

Ryder utilizes external capital to support growth in its asset-based product lines. The Company has a variety of financing alternatives available to fund its capital needs. These alternatives include long-term and medium-term public and private debt, asset-backed securities, bank term loans and operating leases, as well as variable-rate financing available through bank credit facilities, commercial paper and receivable conduits. The Company also periodically enters into sale-leaseback agreements on revenue earning equipment, which are accounted for as operating leases.

The Company's debt ratings as of June 30, 2001 were as follows:

                                        Commercial            Unsecured
                                           Paper                Notes
                                        ----------            ---------

Moody's Investors Service                   P2                   Baa1

Standard & Poor's Ratings Group             A2                   BBB

Fitch                                       F2                   BBB+


Total debt was $1.94 billion at June 30, 2001, a decrease of 4.0 percent from December 31, 2000. During the first six months of 2001, the Company issued $40.0 million and retired $119.0 million of medium-term notes. During the first six months of 2001, the Company retired $100.0 million of debentures. U.S. commercial paper outstanding at June 30, 2001 increased to $516.9 million, compared with $441.1 million at December 31, 2000, due primarily to interest rate decreases in the commercial paper program making the issuance of commercial paper less expensive compared with the Company's other short-term funding facilities.

The Company's foreign debt decreased approximately $28.1 million from December 31, 2000 to $356.6 million at June 30, 2001. The Company's percentage of variable-rate financing obligations was 39.0 percent at June 30, 2001 compared to 31.8 percent at December 31, 2000. The Company's debt-to-equity ratio at June 30, 2001 decreased to 154.6 percent from 161.0 percent at December 31, 2000.

The Company participates in an agreement, as amended from time to time, to sell, with limited recourse, up to $375.0 million of trade receivables on a revolving basis through July 2004. At June 30, 2001 and December 31, 2000, the outstanding balance of receivables sold pursuant to this agreement was $51.0 million and $345.0 million, respectively. The decrease in trade receivables sold since December 31, 2000 is due to reduced need for cash as a result of the sale-leaseback transaction completed in the first quarter as well as increased commercial paper borrowings.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations."

SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The Company is required to adopt the provisions of SFAS No. 141 immediately.

SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather, be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. Additionally, a review for impairment is required to be made consistent with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)


RECENT ACCOUNTING PRONOUNCEMENTS (continued)

The Company is required to adopt the provisions of SFAS No. 142 effective January 1, 2002. Any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed during the second half of 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate accounting literature prior to the issuance of SFAS No. 142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

Upon adoption of SFAS No. 142, the Company first is required to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. The Company then will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, including those reclassified from goodwill, and make any necessary amortization period adjustments by the end of the first interim period after adoption. To the extent an intangible asset is identified as having an indefinite useful life, SFAS No. 142 requires the Company to test the intangible asset for impairment consistent with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of the adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

After identifying and assessing intangible assets as discussed above, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that the remaining recorded goodwill is impaired as of the date of adoption. This involves a two step transitional impairment test. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The first step of the transitional impairment test requires the Company, within the first six months of 2002, to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent that a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step of the transitional impairment test requires the Company to compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its recognized and unrecognized assets and liabilities in a manner similar to a purchase price allocation consistent with SFAS No. 141, to its carrying amount, both of which would be measured as of January 1, 2002. This second step is required to be completed as soon as possible, but no later than December 31, 2002. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle in the Company's Consolidated Statements of Earnings.

At June 30, 2001, intangible assets and deferred charges included goodwill and intangible assets of $206.3 million subject to SFAS No. 141 and SFAS No. 142. Amortization expense related to goodwill and intangible assets was $3.6 million and $7.0 million for the three and six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)


RECENT ACCOUNTING PRONOUNCEMENTS (continued)

SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the Company is required to capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.

SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective January 1, 2003. The Company is currently assessing the impact of the adoption of SFAS No. 143.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities (the "Transfer" provisions) occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to sale-leaseback transactions and collateral (the "Disclosure" provisions) for fiscal years ending after December 15, 2000. The Company adopted the Disclosure provisions of SFAS No. 140 as discussed in the 2000 Annual Report and adopted the Transfer provisions for transactions subsequent to March 31, 2001. Adoption of this statement did not have a material impact on the Company's financial position and did not impact cash flows or results of operations.

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

The Company's quantitative and qualitative disclosures about market risk for changes in interest rates and foreign exchange rates have not materially changed since December 31, 2000. The Company's disclosures about market risk are contained in the Annual Report on Form 10-K for the year ended December 31, 2000. No interest rate swap or cap agreements or foreign currency option contracts or forward agreements were outstanding at June 30, 2001 or 2000.

                          PART II. OTHER INFORMATION


ITEM 4.  Submission of matters to a Vote of Security Holders


(a) The annual meeting of stockholders of Ryder System, Inc. was held on May 4, 2001.

(b) All directors nominees described in (c) below were elected. The following directors continued in office after the meeting: M. Anthony Burns, Joseph
     L. Dione, Edward T. Foote II, John A. Georges, David T. Kearns, Lynn M. Martin and Gregory T. Swienton.

(c) Certain matters voted on at the meeting and the votes cast with respect to such matters are as follows:


                                                        Votes Cast
                                              -----------------------------                          Broker
                                                  For              Against           Abstain        Non-votes
                                              ----------          ---------          -------        ---------
    MANAGEMENT PROPOSALS

    Ratification of an amendment
       to the Ryder System, Inc.
       1995 Stock Incentive Plan              35,331,212          8,437,700          288,802         7,959,301

    Ratification of an amendment
       to the Ryder System, Inc.
       Directors Stock Plan                   38,437,252          5,325,944          294,519         7,959,301

    Ratification of appointment
       of independent auditors                48,849,238          1,961,307          206,471                --

    ELECTION OF DIRECTORS

    Director                                          Votes Received                               Votes Withheld
    --------                                          --------------                               --------------
    David I. Fuente                                     49,825,694                                   2,191,321
    Corliss J. Nelson                                   49,813,957                                   2,203,059
    Chirstine A. Varney                                 49,820,931                                   2,196,085

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


   (b)   Reports on Form 8-K

         On May 25, 2001, the Company furnished information under Item 9. Regulation FD Disclosure in a report on Form 8-K.

         The 8-K provides answers to questions that were submitted by analysts and investors subsequent to the Company's April 19, 2001 earnings conference call. The Company also published the question and answer document (Q and A) on its web site (www.ryder.com).

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RYDER SYSTEM, INC.
                                       (Registrant)


Date:  August 7, 2001                  /S/ CORLISS J. NELSON
                                       ---------------------
                                       Corliss J. Nelson
                                       Senior Executive Vice President
                                       and Chief Financial Officer
                                       (Principal Financial Officer)


Date:  August 7, 2001                  /S/ KATHLEEN S. PARTRIDGE
                                       -------------------------
                                       Kathleen S. Partridge
                                       Senior Vice President and Controller
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