Form 10-Q
period 2001-09-30
RYDER SYSTEM INC
filed 2001-11-08
CIK 85961

--------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO

Ryder System, Inc. had 60,667,305 shares of common stock ($0.50 par value per share) outstanding as of October 31, 2001.


--------------------------------------------------------------------------------

                               RYDER SYSTEM, INC.

                               TABLE OF CONTENTS


                                                                                           Page
                                                                                          ------
                        PART I.  FINANCIAL INFORMATION

ITEM 1.      Financial Statements
             Consolidated Condensed Statements of Earnings -
             Three and Nine months ended September 30, 2001 and 2000
             (unaudited)                                                                    3

             Consolidated Condensed Balance Sheets -
             September 30, 2001 (unaudited) and December 31, 2000                           4

             Consolidated Condensed Statements of Cash Flows -
             Nine months ended September 30, 2001 and 2000 (unaudited)                      5

             Notes to Consolidated Condensed Financial Statements (unaudited)               6

             Independent Accountants' Review Report                                        17

ITEM 2.      Management's Discussion and Analysis of Results of Operations
             and Financial Condition                                                       18

ITEM 3.      Quantitative and Qualitative Disclosure About Market Risk                     37


                          PART II.  OTHER INFORMATION

ITEM 6.      Exhibits and Reports on Form 8-K                                              38

             Signatures                                                                    39

             Exhibit Index                                                                 40

ITEM 1.  Financial Statements

Ryder System, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (unaudited)

------------------------------------------------------------------------------------------------------------------------------------
Periods ended September 30, 2001 and 2000                                        Three Months                   Nine Months
                                                                            -----------------------     ----------------------------
(In thousands, except per share amounts)                                        2001         2000         2001             2000
------------------------------------------------------------------------------------------------------------------------------------
Revenue                                                                     $1,242,806    1,338,817    $3,818,384       3,979,615
                                                                            ----------    ---------    ----------       ---------
Operating expense                                                              531,741      597,966     1,664,106       1,795,768
Salaries and employee-related costs                                            294,428      308,508       917,113         915,893
Freight under management expense                                                90,221      101,405       299,888         310,774
Depreciation expense                                                           135,023      142,766       405,333         434,245
Gains on vehicle sales                                                          (2,630)      (3,666)       (9,603)        (16,957)
Equipment rental                                                               113,546       98,901       336,862         284,640
Interest expense                                                                29,077       36,613        92,657         117,263
Miscellaneous expense (income), net                                              4,508         (230)        7,972           2,921
Restructuring and other charges, net                                            53,803       37,278        83,709          37,278
                                                                            ----------    ---------    ----------       ---------
                                                                             1,249,717    1,319,541     3,798,037       3,881,825
                                                                            ----------    ---------    ----------       ---------
     Earnings (loss) before income taxes                                       (6,911)       19,276        20,347          97,790
Provision for (benefit from) income taxes                                      (1,405)        7,132         1,880          36,182
                                                                            ----------    ---------    ----------       ---------
     Net earnings (loss)                                                    $  (5,506)       12,144    $   18,467          61,608
                                                                            ---------     ---------    ----------       ---------

Earnings (loss) per common share:
      Basic                                                                 $   (0.09)         0.20    $     0.31            1.04
                                                                            ---------     ---------    ----------       ---------

      Diluted                                                               $   (0.09)         0.20    $     0.30            1.03
                                                                            ---------     ---------    ----------       ---------


Cash dividends per common share                                             $    0.15          0.15    $     0.45            0.45
                                                                            =========     =========    ==========       =========

See accompanying notes to consolidated condensed financial statements.

Ryder System, Inc. and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                                   (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 September 30,      December 31,
(In thousands, except share amounts)                                                                 2001               2000
------------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:

      Cash and cash equivalents                                                              $         131,746           121,970
      Receivables, net of allowance for doubtful accounts of $14,895
           and $9,236, respectively                                                                    584,661           399,623
      Inventories                                                                                       70,757            77,810
      Tires in service                                                                                 133,785           158,854
      Prepaid expenses and other current assets                                                        145,466           170,019
                                                                                             ------------------  ----------------
           Total current assets                                                                      1,066,415           928,276
Revenue earning equipment, net of accumulated depreciation of
           $1,524,328 and $1,416,062, respectively                                                   2,541,538         3,012,806
Operating property and equipment, net of accumulated depreciation
           of $671,629 and $632,216, respectively                                                      578,954           612,626
Direct financing leases and other assets                                                               714,008           693,097
Intangible assets and deferred charges                                                                 206,504           228,118
                                                                                             ------------------  ----------------
                                                                                             $       5,107,419         5,474,923
                                                                                             ==================  ================
Liabilities and Shareholders' Equity
Current liabilities:

      Current portion of long-term debt                                                      $         293,179           412,738
      Accounts payable                                                                                 286,067           379,155
      Accrued expenses                                                                                 519,623           510,411
                                                                                             ------------------  ----------------
           Total current liabilities                                                                 1,098,869         1,302,304
Long-term debt                                                                                       1,488,632         1,604,242
Other non-current liabilities                                                                          277,133           298,365
Deferred income taxes                                                                                1,002,380         1,017,304
                                                                                             ------------------  ----------------
           Total liabilities                                                                         3,867,014         4,222,215
                                                                                             ------------------  ----------------
Shareholders' equity:
      Preferred stock of no par value per share - Authorized 900,000;
          none outstanding September 30, 2001 or December 31, 2000                                           -                 -
      Common stock of $0.50 par value per share - Authorized 400,000,000;
           Outstanding, September 30, 2001 - 60,645,690; December 31, 2000 - 60,044,479                534,904           524,432
      Retained earnings                                                                                759,122           767,802
      Deferred compensation                                                                            (5,726)           (3,818)
      Accumulated other comprehensive loss                                                            (47,895)          (35,708)
                                                                                             ------------------  ----------------
           Total shareholders' equity                                                                1,240,405         1,252,708
                                                                                             ------------------  ----------------
                                                                                             $       5,107,419         5,474,923
                                                                                             ==================  ================

See accompanying notes to consolidated condensed financial statements.

Ryder System, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

---------------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 2001 and 2000
(In thousands)                                                                                         2001              2000
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net earnings                                                                            $         18,467            61,608
      Depreciation expense                                                                             405,333           434,246
      Gains on vehicle sales                                                                           (9,603)          (16,958)
      Amortization expense and other non-cash charges, net                                              67,502            22,530
      Deferred income tax expense                                                                      (1,605)            41,003
      Changes in operating assets and liabilities, net of acquisitions:
          Increase (decrease) in aggregate balance of trade receivables sold                         (220,000)           154,000
          Receivables                                                                                   35,560            24,585
          Inventories                                                                                    7,053           (4,711)
          Prepaid expenses and other assets                                                            (4,154)          (75,421)
          Accounts payable                                                                            (96,212)            14,896
          Accrued expenses and other non-current liabilities                                          (16,141)           (1,005)
                                                                                              -----------------  ----------------
                                                                                                       186,200           654,773
                                                                                              -----------------  ----------------
Cash flows from financing activities:
      Net change in commercial paper borrowings                                                       (91,503)           173,740
      Debt proceeds                                                                                    225,457            54,324
      Debt repaid, including capital lease obligations                                               (357,484)         (457,929)
      Dividends on common stock                                                                       (27,147)          (26,783)
      Common stock issued                                                                                7,187             5,261
                                                                                              -----------------  ----------------
                                                                                                     (243,490)         (251,387)
                                                                                              -----------------  ----------------
Cash flows from investing activities:
      Purchases of property and revenue earning equipment                                            (541,930)       (1,039,469)
      Sales of property and revenue earning equipment                                                  140,511           179,718
      Sale and leaseback of revenue earning equipment                                                  410,739           372,953
      Acquisitions, net of cash acquired                                                                     -           (3,705)
      Sale of net assets of business                                                                    14,113                 -
      Collections on direct finance leases                                                              47,204            51,841
      Other, net                                                                                       (3,571)            33,961
                                                                                              -----------------  ----------------
                                                                                                        67,066         (404,701)
                                                                                              -----------------  ----------------
Increase (decrease) in cash and cash equivalents                                                         9,776           (1,315)
Cash and cash equivalents at January 1                                                                 121,970           112,993
                                                                                              -----------------  ----------------
Cash and cash equivalents at September 30                                                     $        131,746           111,678
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

         Periods ended September 30, 2001 and 2000                  Three Months                Nine Months
         (In thousands)                                            2001         2000        2001          2000
         --------------------------------------------             ------       ------      ------        ------

         Weighted average shares outstanding-Basic                60,160       59,576      60,003        59,504
         Effect of dilutive options and unvested
              restricted stock                                         -          220         576           168
                                                                  ------       ------      ------        ------

         Weighted average shares outstanding-Diluted              60,160       59,796      60,579        59,672
                                                                  ======       ======      ======        ======

         Anti-dilutive options not included above                  9,089        6,596       6,833         6,574
                                                                  ======       ======      ======        ======


         For the three months ended September 30, 2001, only basic per share amounts are calculated due to recognition of a net loss for the period. Accordingly, all outstanding options are considered anti-dilutive for this period.

         Key employee plans provide for the issuance of stock appreciation rights, limited stock appreciation rights, performance units or restricted stock at no cost to the employee. The value of the restricted stock, equal to fair market value at the time of grant, is recorded in shareholders' equity as deferred compensation and recognized as compensation expense as the restricted stock vest over the periods established for each grant. The Company did not grant any restricted stock under employee incentive plans during the third quarter of 2001. During the nine months ended September 30, 2001, the Company granted 165,755 shares of restricted stock at a weighted average grant date fair value of $20.62. The Company granted 40,000 shares of restricted stock at a weighted average grant date fair value of $21.25 in the third quarter of 2000 and 65,000 shares of restricted stock at a weighted average grant date fair value of $21.11 during the nine months ended September 30, 2000.

(C)      COMPREHENSIVE INCOME (LOSS)

         Comprehensive income presents a measure of all changes in shareholders' equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The Company's total comprehensive income consists of net earnings, currency translation adjustments associated with foreign operations which use the local currency as their functional currency and recognition of an additional minimum pension liability adjustment. The additional minimum pension liability of $3.1 million at September 30, 2001 relates to the Company's Benefit Restoration Plan and represents the amount by which the plan's accumulated benefit obligation exceeds the unfunded accrued pension expense liability. Such additional minimum pension liability is offset by an intangible asset of $1.9 million equal to the Plan's unrecognized prior service cost and a reduction to comprehensive income of $1.2 million. No minimum pension liability adjustment was required for the nine months ended September 30, 2000. Currency translation adjustments for the three months ended September 30, 2001 and 2000 were $(0.4) million and $5.8 million, respectively. Currency translation adjustments for the nine months ended September 30, 2001 and 2000 were $(11.0) million and $16.8 million, respectively. Total comprehensive income (loss) for the three months ended September 30, 2001 and 2000 was $(5.9) million and $6.3 million, respectively. Total comprehensive income for the nine months ended September 30, 2001 and 2000 was $6.3 million and $44.8 million, respectively.

(D)      RECENT ACCOUNTING PRONOUNCEMENTS

         In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", with the exception of impairment and disposal issues related to goodwill and other intangible assets that are not amortized. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

         SFAS No. 144 retains many of the fundamental recognition and measurement provisions of SFAS No. 121. SFAS No. 144 also retains the requirement in APB No. 30 to separately identify and report discontinued operations. Such requirement extends APB No. 30 reporting requirements for discontinued operations to a component of an entity that has either been disposed of or is classified as held for sale.

         SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and will be adopted by the Company effective January 1, 2002. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 144 will have on its results of operations, cash flows or financial position. SFAS No. 144 will result in reporting of amounts related to components of the Company that are disposed of or held for sale in discontinued operations that previously could not be classified as discontinued operations since they did not meet the definition of a segment under APB No. 30.

(D)      RECENT ACCOUNTING PRONOUNCEMENTS (continued)

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations."

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

         Upon adoption of SFAS No. 142, the Company is first required to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. The Company then will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, including those reclassified from goodwill, and make any necessary amortization period adjustments by the end of the first interim period after adoption. To the extent an intangible asset is identified as having an indefinite useful life, SFAS No. 142 requires the Company to test the intangible asset for impairment consistent with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of the adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         After identifying and assessing intangible assets as discussed above, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that the remaining recorded goodwill is impaired as of the date of adoption. This involves a two-step transitional impairment test. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The first step of the transitional impairment test requires the Company, within the first six months of 2002, to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent that a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step of the transitional impairment test requires the Company to compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its recognized

(D)      RECENT ACCOUNTING PRONOUNCEMENTS (continued)

         and unrecognized assets and liabilities in a manner similar to a purchase price allocation consistent with SFAS No. 141, to its carrying amount, both of which would be measured as of January 1, 2002. This second step is required to be completed as soon as possible, but no later than December 31, 2002. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle in the Company's Consolidated Statements of Earnings.

         At September 30, 2001, intangible assets and deferred charges included goodwill and intangible assets of $193.9 million subject to SFAS No. 141 and SFAS No. 142. Amortization expense related to goodwill and intangible assets was $3.3 million and $10.3 million for the three and nine months ended September 30, 2001, respectively. The Company is currently assessing the impact of the adoption of SFAS No. 141 and SFAS No. 142. However, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

         SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective January 1, 2003. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 143 will have on its results of operations, cash flows or financial position.

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

         In September 2001, the FASB issued Emerging Issues Task Force Statement
         (EITF) Issue No. 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001." Due to the interruptions in business activity for many entities which disrupted the U.S. economy at many levels in the aftermath of the tragedy, the Task Force provided guidance in capturing data related to the effects of the September 11 events and in communicating such data to investors. EITF No. 01-10 states that at minimum, all entities should disclose in the footnotes to the financial statements in all periods affected by the September 11 events a description of the nature and amounts of losses recognized as a result of the events, the amount of related insurance recoveries (if any) recognized and a description of contingencies that have not yet been recognized in the financial statements, but that are reasonably expected to impact the entity's financial statements in the near term.

(D)      RECENT ACCOUNTING PRONOUNCEMENTS (continued)

         The financial impact of the September 11 events on the Company cannot be quantified or measured objectively. The events did not result in any damage to Company property, loss of employees or recognition of related insurance recoveries. Prior to the September 11 events, the Company was already experiencing reductions in business volumes from customers in all segments of the business due to the general slowdown in the world, and in particular the United States' economies. Additionally, since certain accounting activities take place on a weekly or monthly basis, it is difficult in some cases to separate pre-September 11 financial activity from that occurring after the events. Thus, it is difficult to separate the impact of the September 11 events from the overall trends in the economy and the Company's business segments.

(E)      RESTRUCTURING AND OTHER CHARGES, NET

         Restructuring and other charges and the allocation across business segments for the three and nine months ended September 30, 2001 and 2000 were as follows (in thousands):

                                                                        Three months                Nine months
                                                                      2001        2000            2001       2000
                                                                 -----------  ----------     ----------- ----------

         Restructuring charges:
              Severance and employee-related costs                  $ 8,466          -        $26,602          -
              Facilities and related costs                            1,993          -          4,041          -
                                                                    -------     ------        -------     ------
                                                                     10,459          -         30,643          -
          Other charges (recoveries):
              Asset write-downs and valuation
                  allowances, net                                    41,342     33,182         44,591     33,182
              Other                                                   2,002      4,096          8,475      4,096
                                                                    -------     ------        -------     ------
                                                                    $53,803     37,278        $83,709     37,278
                                                                    =======     ======        =======     ======

         Fleet Management Solutions                                 $26,123     33,182        $36,849     33,182
         Supply Chain Solutions                                      24,336      4,096         34,915      4,096
         Dedicated Contract Carriage                                     88          -            535          -
         Central Support Services                                     3,256          -         11,410          -
                                                                    -------    -------        -------     ------
                                                                    $53,803    $37,278        $83,709     37,278
                                                                    =======    =======        =======     ======

         The Company recorded restructuring and other charges of approximately $53.8 million and $83.7 million during the three and nine months ended September 30, 2001, respectively. The components of the charges were as follows (in thousands):

                                                             Three Months       Nine Months
                                                             ------------       -----------
        Severance and employee-related costs                  $ 5,858             23,994
        Facilities and related costs                            3,164              6,625
        Loss on the sale of business                              135              3,467
        Strategic Consulting Fees                               2,002              8,475
        Cancellation of IT project                             21,727             21,727
        Shut-down of U.K. home delivery network                15,471             15,471
        Write-off of software licenses                          4,564              4,564
        Other charges (recoveries)                                882               (614)
                                                              -------             ------
                    Total                                     $53,803             83,709
                                                              =======             ======

(E)      RESTRUCTURING AND OTHER CHARGES, NET (continued)

         In the fourth quarter of 2000, the Company communicated to its employees its planned strategic initiatives to reduce Company expenses. As part of such initiatives, the Company is reviewing employee functions and staffing levels to eliminate redundant work or otherwise restructure work in a manner that will lead to a reduction in the workforce. The process has resulted in terminations of over 1,000 employees during 2001. Formal decisions on terminations have been made on a departmental basis. Severance and employee-related costs represent the expense for termination benefits for such employees terminated during 2001. Approximately 200 of these terminations occurred during the third quarter of 2001.

         During the second and third quarters of 2001, the Company identified more than 40 facilities in the U.S. and in other countries to be closed in order to improve profitability. Facilities and related costs of approximately $3.2 million in the third quarter of 2001 include approximately $2.0 million in contractual lease obligations for closed facilities and approximately $1.2 million of asset impairments and other costs related to owned facilities that have been closed and are held for sale. For the nine months ended September 30, 2001, facilities and related costs of approximately $6.6 million include approximately $4.0 million in contractual lease obligations for closed facilities and approximately $2.6 million of asset impairments and other costs related to owned facilities that have been closed and are held for sale.

         During the quarter ended March 31, 2001, the Company sold the contracts and related net assets associated with the outbound auto carriage portion of its Brazilian Supply Chain Solutions (SCS) operation. The Company incurred a loss of approximately $3.5 million on the sale of that business.

         Strategic consulting fees of approximately $2.0 million and $8.5 million were incurred during the three and nine months ended September 30, 2001, respectively, in relation to the aforementioned strategic initiatives. Such consulting engagements were substantially complete at September 30, 2001.

         In the third quarter of 2001, the Company cancelled an information technology (IT) project in its Fleet Management Solutions (FMS) business segment. The charge of approximately $21.7 million represents the write-off of software licenses, development costs and assets related to the project that had no future benefit.

         During the third quarter of 2001, the Company initiated the shutdown of Systemcare, Ryder's shared-user home delivery network in the United Kingdom. The shutdown will be completed after meeting contractual obligations to current customers, which extend to December 31, 2002. The charge includes an impairment of goodwill of approximately $10.6 million. The remainder of the charge includes severance and employee-related costs of approximately $2.6 million and asset impairment charges of approximately $2.3 million related to the shutdown of Systemcare.

         An investment of approximately $4.6 million in certain license agreements for supply chain management software was written off in the third quarter of 2001 because the software no longer has a viable business or customer application. Other charges (recoveries) primarily represent a gain of approximately $2.2 million recorded in the first quarter of 2001 on the sale of the corporate aircraft offset with charges of approximately $1.6 million in the nine months ended September 30, 2001 representing impairment of other assets.

(E)      RESTRUCTURING AND OTHER CHARGES, NET (continued)

         During the third quarter of 2000, the Company recorded a pre-tax charge of approximately $37.3 million. Approximately $33.8 million of the charge represents an asset write-down resulting from the industry-wide downturn in the market for new and used "Class 8" vehicles (the largest heavy-duty tractors and straight trucks) which led to a decrease in the market value of used tractors during the second half of 2000. The Company's unsold Class 8 inventory consists of units previously used by customers of the FMS segment. Tractors identified for accelerated disposal represent revenue earning equipment held for sale that the Company identified in the third quarter of 2000 as increasingly undesirable and unmarketable due to lower-powered engines or a potential lack of future support for parts and service. Impairment of other tractors reflects owned and leased units for which estimated fair value less costs to sell declined below carrying value (or termination value, which represents the final payment due to lessors, in the case of leased units) in the third quarter of 2000.

         The third quarter 2000 charge is reduced by a recovery of $570,000 of prior impairment charges which represents gains on vehicles sold in the U.K. during the third quarter of 2000, for which an impairment charge had been recorded in the 1999 restructuring.

         During 2000, the Company was involved in litigation with a former customer, OfficeMax, relating to a logistics services agreement that was terminated in 1997. In October 2000, Ryder agreed to an out-of-court settlement with OfficeMax, ending this litigation. Approximately $4.1 million representing the write-off of certain assets related to the OfficeMax contract is included in the third quarter 2000 charge.

         Activity related to restructuring reserves for the nine months ended September 30, 2001 was as follows:

                                                        Dec. 31,                                         Sept. 30,
                                                           2000                                               2001
         In thousands                                   Balance      Additions      Deductions             Balance
         ----------------------------------------  -------------  -------------  --------------   -----------------
         Employee severance and benefits                $ 3,908         26,602          14,033              16,477
         Facilities and related costs                     2,012          4,041           1,730               4,323
                                                   -------------  -------------  --------------   -----------------
                                                        $ 5,920         30,643          15,763              20,800
                                                   =============  =============  ==============   =================

         Additions relate to liabilities for employee severance and benefits and lease obligations on facility closures, all incurred in 2001. Deductions represent payments made related to restructuring charges. At September 30, 2001, employee severance and benefits obligations are required to be paid over the next three years. At September 30, 2001, lease obligations are noncancellable and contractually required to be paid principally over the next three years.

(F)      SALE OF TRADE RECEIVABLES

         The Company participates in an agreement, as amended from time to time, to sell, with limited recourse, up to $375.0 million of trade receivables on a revolving basis. Such agreement expires in July 2004. The receivables are sold at a discount, which approximates the purchaser's financing costs of issuing its own commercial paper backed by the trade receivables. The Company is responsible for servicing receivables sold but has no retained interests. At September 30, 2001 and December 31, 2000 the outstanding balance of receivables sold pursuant to this agreement was $125.0 million and $345.0 million, respectively. Sales of receivables are reflected as a reduction of receivables in the accompanying consolidated balance sheets. The costs associated with this program were $1.3 million and $4.5 million for the third quarters of 2001 and 2000, respectively, and are included in miscellaneous expense (income), net. For the nine months ended September 30, 2001 and 2000, the costs associated with this program were $8.2 million and $12.5 million, respectively. The Company maintains an allowance for doubtful receivables based on the expected collectability of all receivables, including receivables sold. As mentioned in the previous note, the Company adopted the Disclosure provisions of SFAS No. 140 and adopted the Transfer provisions for transactions subsequent to March 31, 2001.

(G)      INCOME TAXES

         The Company's effective income tax rate was a 20.3 percent benefit for the third quarter of 2001 compared with a 37.0 percent expense for the third quarter of 2000. For the nine months ended September 30, 2001, the Company's effective income tax rate was 9.2 percent compared with
         37.0 percent in the same period last year. In June 2001, legislation was enacted in Canada that will reduce future income tax rates applicable to the Company's Canadian operations. This resulted in a one-time reduction in the Company's related deferred taxes of $6.8 million, which was recorded in June 2001 as a reduction of the Company's income tax provision for the nine months ended September 30, 2001 and provided a one-time reduction of the Company's effective tax rate. For the three months ended September 30, 2001, the Company's effective tax rate was reduced by certain items included in restructuring and other charges, principally goodwill, for which the Company receives no income tax deduction.

(H)      DEBT AND OTHER FINANCING

         The Company's outstanding debt balances were as follows:

                                                               September 30,          December 31,
               In millions                                              2001                  2000
               ------------------------------------------------------------------------------------
               U.S. commercial paper                                $  380.4                 441.1
               Canadian commercial paper                                  --                  31.7
               Unsecured U.S. notes:
                      Debentures                                       325.7                 425.6
                      Medium-term notes                                637.2                 755.9
               Unsecured foreign obligations                           340.6                 332.7
               Other debt, including capital leases                     97.9                  30.0
               ------------------------------------------------------------------------------------
               Total debt                                            1,781.8               2,017.0
               Current portion                                        (293.2)               (412.8)
               ------------------------------------------------------------------------------------
               Long-term debt                                       $1,488.6               1,604.2
               ------------------------------------------------------------------------------------

(H)     DEBT AND OTHER FINANCING (continued)

        During the first quarter of 2001, the Company replaced its $720.0 million global revolving credit facility which was to expire in June 2002 with a new $860.0 million global revolving credit facility. The new facility is composed of $300.0 million which matures in March 2002 and is renewable annually, and $560.0 million which matures in March 2006. The primary purposes of the credit facility are to finance working capital and provide support for the issuance of commercial paper. At the Company's option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility's annual facility fee ranges from 12.5 to
        15.0 basis points applied to the total facility of $860.0 million based on the Company's current credit ratings. At September 30, 2001, $378.0 million was available under this global revolving credit facility. Of such amount, $274.6 million was available at a maturity of less than one year. Foreign borrowings of $96.1 million were outstanding under the facility at September 30, 2001.

        In September 1998, the Company filed an $800.0 million shelf registration statement with the Securities and Exchange Commission. Proceeds from debt issuances under the shelf registration have been and are expected to be used for capital expenditures, debt refinancing and general corporate purposes. During the nine months ended September 30, 2001, $40.0 million of medium-term notes were issued under the shelf registration. At September 30, 2001, the Company had $447.0 million of debt securities available for issuance under this shelf registration statement.

        In the first quarter of 2001, the Company entered into a sale-leaseback transaction in which the Company sold a beneficial interest in certain revenue earning equipment and pledged a portion of the beneficial interests in the underlying customer leases to a separately rated and unconsolidated vehicle lease trust (Ryder Vehicle Lease Trust 2001-A). A total of $426.6 million in securities (including $409.9 million of bonds that are traded in public markets) were issued. These securities are supported by a portion of the future cash flow stream generated by full service lease contracts and the eventual disposition of the underlying leased vehicles. The related vehicles total 9,700 full service lease units in 40 states.

(I)     OTHER MATTERS

        The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. While any proceeding or litigation has an element of uncertainty, management believes that the disposition of these matters will not have a material impact on the consolidated financial position, liquidity or results of operations of the Company.

        At September 30, 2001, the Company had letters of credit outstanding totaling $117.3 million, which primarily guarantee certain insurance activities. Certain of these letters of credit guarantee insurance activities associated with insurance claim liabilities transferred in conjunction with the sale of certain businesses reported as discontinued operations in previous years. To date, such insurance claims, representing per claim deductibles payable under third-party insurance policies, have been paid by the companies that assumed such liabilities. However, if all or a portion of such assumed claims of approximately $20.0 million are unable to be paid, the third-party insurers may have recourse against certain of the outstanding letters of credit provided by the Company in order to satisfy the unpaid claim deductibles.

(J)      SEGMENT INFORMATION

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

         Beginning in the first quarter of 2001, e-Commerce was reported as a separate business segment. Initial costs to build the e-Commerce platform were included in Central Support Services (CSS) through December 31, 2000. During the first and second quarters of 2001, such costs were reclassified from CSS for all previous periods in order to report e-Commerce results independently. In July 2001, in conjunction with the Company's restructuring initiatives, responsibility for the Company's e-Commerce operations was transferred to the leadership of the SCS business segment. Such operations, which had evolved to provide similar services compared with other SCS operations, were integrated into the SCS customer base. Discrete financial information for these operations is no longer provided to the Company's chief operating decision-maker as of July 2001. As such, e-Commerce is no longer considered a separate business segment.

         In addition to the transfer of responsibility for the e-Commerce operations to the SCS leadership, responsibility for certain SCS accounts that had become more similar to the Company's DCC product was transferred from the SCS leadership to the DCC leadership in July 2001. Also, costs and personnel associated with the maintenance of the Company's general web site, previously reported as a component of e-Commerce, began being reported internally as a component of CSS in July 2001. The business segment revenue and contribution margin information furnished herein reflects the aforementioned reclassifications to conform to the Company's current reporting and presentation.

         Management evaluates business segment financial performance based upon several factors, of which the primary measure relied upon is contribution margin. Contribution margin represents each business segment's revenue, less direct costs and direct overheads related to the segment's operations. Business segment contribution margin for all segments (net of eliminations), less CSS expenses and restructuring and other charges, net, is equal to earnings (loss) before income taxes. CSS are those costs incurred to support all business segments, including sales and marketing, human resources, finance, shared management information systems, customer solutions, health and safety, legal and communications.

         The FMS segment leases revenue earning equipment, sells fuel and provides maintenance and other ancillary services to the SCS and DCC segments. Inter-segment revenues and contribution margin are accounted for at approximate fair value as if the transactions were made to independent third parties. Contribution margin related to inter-segment equipment and services billed to customers (equipment contribution) is included in both FMS and the business segment which served the customer, then eliminated (presented as "Eliminations"). Equipment contribution included in SCS contribution margin for the three months ended September 30, 2001 and 2000 was $3.6 million and $4.9 million, respectively, and $12.1 million and $14.8 million for the nine months ended September 30, 2001 and 2000, respectively. Equipment contribution included in DCC contribution margin for the three months ended

(J)      SEGMENT INFORMATION (continued)

         September 30, 2001 and 2000 was $5.4 million and $5.5 million, respectively, and $14.9 million and $16.4 million for the nine months ended September 30, 2001 and 2000, respectively. Interest expense is primarily allocated to the FMS business segment since such borrowings are used principally to fund the purchase of revenue earning equipment used in FMS.

         The following tables set forth the revenue and contribution margin for each of the Company's business segments for the three and nine months ended September 30, 2001 and 2000. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

                                                                         Three Months             Nine Months
                                                                 -----------------------     ----------------------
         In millions                                                2001         2000            2001       2000
                                                                 ----------   ----------     ----------- ----------
         Revenue:
            Fleet Management Solutions:
              Full service lease and program maintenance           $  465.3      471.4        $1,399.2     1,395.8
              Commercial rental                                       125.0      137.7           355.4       394.3
              Fuel                                                    161.4      191.4           519.3       574.8
              Other                                                    91.8       99.8           284.3       303.1
                                                                  ---------     ------        --------     -------
                 Total Fleet Management Solutions                     843.5      900.3         2,558.2     2,668.0
            Supply Chain Solutions                                    345.6      390.8         1,114.7     1,175.9
            Dedicated Contract Carriage                               135.6      139.6           401.5       411.0
            Eliminations                                              (81.9)     (91.9)         (256.0)     (275.3)
                                                                  ---------    --------       --------     -------
                 Total revenue                                    $ 1,242.8    1,338.8        $3,818.4     3,979.6
                                                                  =========    ========       ========     =======




         In millions                                                  Three Months                  Nine Months
                                                                 ----------------------      ---------------------
         Contribution margin:                                          2001        2000            2001       2000
                                                                 ----------    ---------      ----------  ---------

             Fleet Management Solutions                             $  94.6       107.2         $ 257.3      285.7
             Supply Chain Solutions                                    12.9        15.8            32.1       46.8
             Dedicated Contract Carriage                               15.6        15.3            41.9       44.0
             Eliminations                                              (9.0)      (10.4)          (27.0)     (31.2)
                                                                 -----------   ---------      ----------  ---------
                                                                      114.1       127.9           304.3      345.3
         Central Support Services                                     (67.2)      (71.3)         (200.3)    (210.2)
                                                                 -----------   ---------      ----------  ---------
         Earnings before restructuring and other
             charges and income taxes                                  46.9        56.6           104.0      135.1
         Restructuring and other charges, net                         (53.8)      (37.3)          (83.7)     (37.3)
                                                                 ----------   ---------       ---------   --------

         Earnings (loss) before income taxes                        $  (6.9)       19.3         $  20.3       97.8
                                                                  =========   =========       =========    =======

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



                     Independent Accountants' Review Report

The Board of Directors and Shareholders
Ryder System, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Ryder System, Inc. and subsidiaries as of September 30, 2001, and the related consolidated condensed statements of earnings for the three and nine months ended September 30, 2001 and 2000 and the consolidated condensed statements of cash flows for the nine months ended September 30, 2001 and 2000. These consolidated condensed financial statements are the responsibility of the Company's management.

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

Miami, Florida
October 17, 2001

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

OVERVIEW

The following discussion should be read in conjunction with the unaudited consolidated condensed financial statements and notes thereto included under
ITEM 1. In addition, reference should be made to the Company's audited consolidated financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's most recent Annual Report on Form 10-K. Unless otherwise noted, discussion and analysis for the nine months ended September 30, 2001 is consistent with that for the three months ended September 30, 2001.

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

Beginning in the first quarter of 2001, e-Commerce was reported as a separate business segment. Initial costs to build the e-Commerce platform were included in Central Support Services (CSS) through December 31, 2000. During the first and second quarters of 2001, such costs were reclassified from CSS for all previous periods in order to report e-Commerce results independently. In July 2001, in conjunction with the Company's restructuring initiatives, responsibility for the Company's e-Commerce operations was transferred to the leadership of the SCS business segment. Such operations, which had evolved to provide similar services compared with other SCS operations, were integrated into the SCS customer base. Discrete financial information for these operations is no longer provided to the Company's chief operating decision-maker as of July 2001. As such, e-Commerce is no longer considered a separate business segment.

In addition to the transfer of responsibility for the e-Commerce operations to the SCS leadership, responsibility for certain SCS accounts that had become more similar to the Company's DCC product was transferred from the SCS leadership to the DCC leadership in July 2001. Also, costs and personnel associated with the maintenance of the Company's general web site, previously reported as a component of e-Commerce, began being reported internally as a component of CSS in July 2001. The business segment revenue and contribution margin information furnished in "Operating Results by Business Segment" herein reflects the aforementioned reclassifications to conform to the Company's current reporting and presentation.

Revenue decreased 7.2 percent to $1.24 billion for the three months ended September 30, 2001 compared with $1.34 billion in the same period of 2000. Revenue decreased 4.1 percent to $3.82 billion for the nine months ended September 30, 2001 compared with $3.98 billion in the comparable period last year. All business segments experienced a decline in revenue over the same period in 2000. The decrease was due primarily to decreases in demand for rental vehicles, decreases in fuel sales volumes and to a lesser extent prices, and SCS volume reductions in the U.S. and in Latin America attributable to the continued worldwide economic slowdown. Volume reductions in SCS were also due to the sale of the contracts and related net assets associated with the disposal of the outbound auto carriage business of the Company's Brazilian SCS operation (see further details in the restructuring and other charges discussion of this Management's Discussion and Analysis). Revenue was also reduced by the impact of exchange rates on translation of foreign subsidiary revenues, particularly those in the U.K. and Brazil where exchange rates have decreased by approximately 6.1 percent and 21.4 percent, respectively, from the comparable period last year.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)


OVERVIEW (continued)

Operating expense decreased $66.2 million, or 11.1 percent, to $531.7 million in the three months ended September 30, 2001 compared with the same period in 2000. Operating expense decreased $131.7 million, or 7.3 percent, to $1.66 billion in the nine months ended September 30, 2001 compared with the comparable period in 2000. The decrease was a result of a reduction in overheads due to the Company implementing cost containment actions throughout 2001 and a reduction in fuel costs as a result of lower volumes and prices. The decrease also reflects lower operating expense in the U.K. due to lost business and in South America as a result of the sale of the contracts and related net assets associated with the disposal of the Company's outbound auto carriage business of the Company's Brazilian SCS operation.

Salaries and employee-related costs decreased $14.1 million, or 4.6 percent, to $294.4 million in the third quarter of 2001 compared to same period in 2000. The decrease was a result of planned reductions in headcount due to the Company implementing its strategic initiatives throughout 2001 (See discussion on Restructuring and other charges, net below). The decrease was partially offset with a decrease in pension income during the third quarter compared with the same period in 2000. Pension income for the Company's primary U.S. pension plan was $2.9 million and $14.2 million for the three months ended September 30, 2001 and 2000, respectively, and $8.6 million and $35.3 million for the nine months ended September 30, 2001 and 2000, respectively, and principally benefits FMS. Pension income from the Company's primary U.S. pension plan is partially offset by pension expense from the Company's other pension plans. In the nine months ended September 30, 2001, salaries and employee related costs increased $1.2 million, or 0.1 percent, to $917.1 million. The increase was a result of the aforementioned decrease in pension income for the nine months ended September 30, 2001 compared with the same period in 2000. The increase in pension income for the nine months ended September 30, 2001 was largely offset by the effect of the planned reductions in headcount implemented throughout 2001.

The Company has calculated preliminary pension estimates for 2002 based on interest rate, participation and other assumptions and the market related value of plan assets in the Company's primary U.S. pension plan as of September 30, 2001. Based on these estimates, the Company would anticipate recording $25.0 million to $30.0 million in pension expense in 2002 for all pension plans, compared to $1.0 million to $5.0 million in pension income forecasted for 2001. Such 2002 estimates are subject to change based upon changes in the aforementioned assumptions and completion of actuarial analysis of all pension plans as of December 31, 2001. The anticipated pension expense in 2002 would primarily impact FMS, which employs the majority of the Company's employees that participate in the Company's primary U.S. pension plan.

Freight under management expense (FUM) decreased by $11.2 million, or 11.0 percent, to $90.2 million in the third quarter of 2001 compared with the same period in 2000. FUM decreased by 3.5 percent to $299.9 million in the nine months ended September 30, 2001, as compared to $310.8 million in the comparable period of 2000. The decrease was due to revenue reductions in related operating units of the SCS business segment as a result of reduced freight volume.

Depreciation expense in the third quarter of 2001 decreased by $7.7 million, or
5.4 percent, to $135.0 million compared with the third quarter of 2000. Depreciation expense decreased by $28.9 million, or 6.7 percent in the nine months ended September 30, 2001 compared with the same period last year. The decrease resulted principally from sale-leaseback and other transactions which increased the number of leased (as opposed to owned) vehicles in the Company's fleet since the first quarter of 2000. The decrease in depreciation expense was partially offset by an increase in depreciation expense associated with the reduction of estimated residual values associated with certain classes of tractors. In the third quarter of 2000, the Company reduced residual values for certain classes of vehicles currently in use and expected to be disposed of during the next several years. This was applied consistent with the charge recorded in the third quarter of 2000 to reflect decreases in the estimates in residual values of certain classes of tractors held for sale.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)


OVERVIEW (continued)

Gains on vehicle sales decreased $1.0 million, or 28.3 percent, to $2.6 million in the third quarter of 2001 compared with the third quarter of 2000 and decreased $7.4 million, or 43.4 percent, to $9.6 million in the nine months ended September 30, 2001 compared with the same period last year. The decrease in gains on vehicle sales for the three and nine months ended September 30, 2001 was due to the continuing weak demand in the used truck market. Such weakness began to impact the Company during the second quarter of 2000. Average sales proceeds per unit decreased by approximately 10.1 percent during the third quarter of 2001 compared with the same period last year and decreased by approximately 4.6 percent compared with the second quarter of 2001. However, the average book value per unit of units sold for the three months ended September 30, 2001 was approximately 4.8 percent lower than that of units sold in the same period of 2000 as a result of the aforementioned increases in depreciation expense due to reductions in estimated residual values.

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

Equipment rental primarily consists of rental costs on revenue earning equipment. Equipment rental costs increased $14.6 million, or 14.8 percent, to $113.5 million in the third quarter of 2001 compared with the same period in 2000 and increased $52.2 million, or 18.3 percent, to $336.9 million in the nine months ended September 30, 2001 compared with the same period in 2000. The increases were due to sale-leaseback transactions, including securitization transactions, completed in the last 12 months as well as increases in reserves for guaranteed lease termination values to reflect decreases in the estimate in termination values.

Interest expense decreased $7.5 million, or 20.6 percent, to $29.1 million during the second quarter of 2001 compared with the same period in 2000. In the nine months ended September 30 2001, interest expense decreased $24.6 million, or 20.9 percent, to $92.7 million compared with the same period of 2000. The decrease in interest expense principally reflects debt reductions associated with the use of proceeds from the aforementioned sale-leaseback transactions and generally lower market interest rates compared with the prior periods.

The Company had miscellaneous expense of $4.5 million in the third quarter of 2001 compared with $230,000 of income in the same period last year. For the nine months ended September 30, 2001, miscellaneous expense increased $5.1 million to $8.0 million compared with the same period in 2000. The increase in miscellaneous expense during the three and nine months ended September 30, 2001 was due primarily to increased net unrealized losses on investments used to fund certain benefit plans compared with increased net unrealized gains on such during 2000. Such investments are considered to be trading securities under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and are included in Direct financing leases and other assets. The increase in miscellaneous expense was slightly offset by lower costs related to the decreased use of the Company's revolving facility for the sale of trade receivables.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)


OVERVIEW (continued)

The Company recorded restructuring and other charges of approximately $53.8 million and $83.7 million during the three and nine months ended September 30, 2001, respectively. The components of the charges were as follows (in thousands):

                                                              Three Months      Nine Months
                                                             -------------     -------------

        Severance and employee-related costs                 $       5,858            23,994
        Facilities and related costs                                 3,164             6,625
        Loss on the sale of business                                   135             3,467
        Strategic Consulting Fees                                    2,002             8,475
        Cancellation of IT project                                  21,727            21,727
        Shut-down of U.K. home delivery network                     15,471            15,471
        Write-off of software licenses                               4,564             4,564
        Other charges (recoveries)                                     882             (614)
                                                             -------------     -------------
                    Total                                    $      53,803            83,709
                                                             =============     =============


In the fourth quarter of 2000, the Company communicated to its employees its planned strategic initiatives to reduce Company expenses. As part of such initiatives, the Company is reviewing employee functions and staffing levels to eliminate redundant work or otherwise restructure work in a manner that will lead to a reduction in the workforce. The process has resulted in terminations of over 1,000 employees during 2001. Formal decisions on terminations have been made on a departmental basis. Severance and employee-related costs represent the expense for termination benefits for such employees terminated during 2001. Approximately 200 of these terminations occurred during the third quarter of 2001.

During the second and third quarters of 2001, the Company identified more than 40 facilities in the U.S. and in other countries to be closed in order to improve profitability. Facilities and related costs of approximately $3.2 million in the third quarter of 2001 include approximately $2.0 million in contractual lease obligations for closed facilities and approximately $1.2 million of asset impairments and other costs related to owned facilities that have been closed and are held for sale. For the nine months ended September 30, 2001, facilities and related costs of approximately $6.6 million include approximately $4.0 million in contractual lease obligations for closed facilities and approximately $2.6 million of asset impairments and other costs related to owned facilities that have been closed and are held for sale.

During the quarter ended March 31, 2001, the Company sold the contracts and related net assets associated with the outbound auto carriage portion of its Brazilian SCS operation. The Company incurred a loss of approximately $3.5 million on the sale of that business.

Strategic consulting fees of approximately $2.0 million and $8.5 million were incurred during the three and nine months ended September 30, 2001, respectively, in relation to the aforementioned strategic initiatives. Such consulting engagements were substantially complete at September 30, 2001.

In the third quarter of 2001, the Company cancelled an information technology
(IT) project in its FMS business segment. The charge of approximately $21.7 million represents the write-off of software licenses, development costs and assets related to the project that had no future benefit.

During the third quarter of 2001, the Company initiated the shutdown of Systemcare, Ryder's shared-user home delivery network in the United Kingdom. The shutdown will be completed after meeting contractual obligations to current customers, which extend to December 31, 2002. The charge includes an impairment of goodwill of approximately $10.6 million. The remainder of the charge includes severance and employee-related costs of approximately $2.6 million and asset impairment charges of approximately $2.3 million related to the shutdown of Systemcare.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)


OVERVIEW (continued)

An investment of approximately $4.6 million in certain license agreements for supply chain management software was written off in the third quarter of 2001 because the software no longer has a viable business or customer application. Other charges (recoveries) primarily represent a gain of approximately $2.2 million recorded in the first quarter of 2001 on the sale of the corporate aircraft offset with charges of approximately $1.6 million in the nine months ended September 30, 2001 representing impairment of other assets.

During the third quarter of 2000, the Company recorded a pre-tax charge of approximately $37.3 million. Approximately $33.8 million of the charge represents an asset write-down resulting from the industry-wide downturn in the market for new and used "Class 8" vehicles (the largest heavy-duty tractors and straight trucks) which led to a decrease in the market value of used tractors during the second half of 2000. The Company's unsold Class 8 inventory consists of units previously used by customers of the FMS segment. Tractors identified for accelerated disposal represent revenue earning equipment held for sale that the Company identified in the third quarter of 2000 as increasingly undesirable and unmarketable due to lower-powered engines or a potential lack of future support for parts and service. Impairment of other tractors reflects owned and leased units for which estimated fair value less costs to sell declined below carrying value (or termination value, which represents the final payment due to lessors, in the case of leased units) in the third quarter of 2000.

The third quarter 2000 charge is reduced by a recovery of $570,000 of prior impairment charges which represents gains on vehicles sold in the U.K. during the third quarter of 2000, for which an impairment charge had been recorded in the 1999 restructuring.

During 2000, the Company was involved in litigation with a former customer, OfficeMax, relating to a logistics services agreement that was terminated in 1997. In October 2000, Ryder agreed to an out-of-court settlement with OfficeMax, ending this litigation. Approximately $4.1 million representing the write-off of certain assets related to the OfficeMax contract is included in the third quarter 2000 charge.

Activity related to restructuring reserves for the nine months ended September 30, 2001 was as follows:

                                                        Dec. 31,                                         Sept. 30,
                                                           2000                                               2001
         In thousands                                   Balance      Additions      Deductions             Balance
         ----------------------------------------  -------------  -------------  --------------   -----------------
         Employee severance and benefits                $ 3,908         26,602          14,033              16,477
         Facilities and related costs                     2,012          4,041           1,730               4,323
                                                    -----------    -----------    ------------     ---------------
                                                        $ 5,920         30,643          15,763              20,800
                                                    ===========    ===========    ============     ===============

Additions relate to liabilities for employee severance and benefits and lease obligations on facility closures, all incurred in 2001. Deductions represent payments made related to restructuring charges. At September 30, 2001, employee severance and benefits obligations are required to be paid over the next three years. At September 30, 2001, lease obligations are noncancellable and contractually required to be paid principally over the next three years.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)


OVERVIEW (continued)

The Company's effective income tax rate was a 20.3 percent benefit for the third quarter of 2001 compared with a 37.0 percent expense for the third quarter of 2000. For the nine months ended September 30, 2001, the Company's effective income tax rate was 9.2 percent compared with 37.0 percent in the same period last year. In June 2001, legislation was enacted in Canada that will reduce future income tax rates applicable to the Company's Canadian operations. This resulted in a one-time reduction in the Company's related deferred taxes of $6.8 million, which was recorded in June 2001 as a reduction of the Company's income tax provision for the nine months ended September 30, 2001 and provided a one-time reduction of the Company's effective tax rate. The Company believes the impact of this legislation on its future effective income tax rate will be nominal as Canadian operations represent approximately 6.6 percent of the Company's revenue at September 30, 2001. For the three months ended September 30, 2001, the Company's effective tax rate was reduced by certain items included in restructuring and other charges, principally goodwill, for which the Company receives no income tax deduction.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)


OPERATING RESULTS BY BUSINESS SEGMENT

                                                     Three Months                        Nine Months
                                               ---------------------------        ---------------------------
In millions                                           2001           2000                2001           2000
                                               ------------   ------------        ------------   ------------
Fleet Management Solutions

Total revenue                                     $  843.5          900.3            $2,558.2        2,668.0

Fuel revenue                                        (161.4)        (191.4)             (519.3)        (574.8)
                                               -----------    -----------        ------------   ------------
Dry revenue                                       $  682.1          708.9            $2,038.9        2,093.2
                                               ===========    ===========        ============   ============

Contribution margin                               $   94.6          107.2            $  257.3          285.7
                                               ===========    ===========        ============   ============

Contribution margin as % of total revenue             11.2%          11.9%               10.1%          10.7%
                                               ===========    ===========        ============   ============

Contribution margin as % of dry revenue               13.9%          15.1%               12.6%          13.6%
                                               ===========    ===========        ============   ============


Supply Chain Solutions

Total revenue                                     $  345.6          390.8            $1,114.7        1,175.9
Freight under management expense                     (89.0)         (99.2)             (296.0)        (306.4)
                                               -----------    -----------        ------------   ------------
Operating revenue                                 $  256.6          291.6            $  818.7          869.5
                                               ===========    ===========        ============   ============

Contribution margin                               $   12.9           15.8            $   32.1           46.8
                                               ===========    ===========        ============   ============

Contribution margin as % of total revenue              3.7%           4.0%                2.9%           4.0%
                                               ===========    ===========        ============   ============

Contribution margin as % of operating revenue          5.0%           5.4%                3.9%           5.4%
                                               ===========    ===========        ============   ============


Dedicated Contract Carriage

Total revenue                                     $  135.6          139.6            $  401.5          411.0

Freight under management expense                      (1.2)          (2.2)               (3.9)          (4.4)
                                               -----------    -----------        ------------   ------------
Operating revenue                                 $  134.4          137.4            $  397.6          406.6
                                               ===========    ===========        ============   ============

Contribution margin                               $   15.6           15.3            $   41.9           44.0
                                               ===========    ===========        ============   ============

Contribution margin as % of total revenue             11.5%          11.0%               10.4%          10.7%
                                               ===========    ===========        ============   ============

Contribution margin as % of operating revenue         11.6%          11.1%               10.5%          10.8%
                                               ===========    ===========        ============   ============

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

The FMS segment leases revenue earning equipment, sells fuel and provides maintenance and other ancillary services to the SCS and DCC segments. Inter-segment revenues and contribution margin are accounted for at approximate fair value as if the transactions were made with independent third parties. Contribution margin related to inter-segment equipment and services billed to customers (equipment contribution) is included in both FMS and the business segment which served the customer, then eliminated (presented as "Eliminations"). Equipment contribution included in SCS contribution margin for the three months ended September 30, 2001 and 2000 was $3.6 million and $4.9 million, respectively, and $12.1 million and $14.8 million for the nine months ended September 30, 2001 and 2000, respectively. Equipment contribution included in DCC contribution margin for the three months ended September 30, 2001 and 2000 was $5.4 million and $5.5 million, respectively, and $14.9 million and $16.4 million for the nine months ended September 30, 2001 and 2000, respectively. Interest expense is primarily allocated to the FMS business segment since such borrowings are used principally to fund the purchase of revenue earning equipment used in FMS.

Fleet Management Solutions

In the FMS segment, dry revenue (revenue excluding fuel) in the third quarter of 2001 totaled $682.1 million, a decrease of 3.8 percent from the same period in 2000. Dry revenue in the nine months ended September 30, 2001 totaled $2.04 billion, a decrease of 2.6 percent from the same period in 2000. Full service lease and contract maintenance revenue decreased 1.3 percent in the third quarter of 2001 due to a decrease in variable full service lease billings attributable to a reduction in the number of miles driven as a result of the softening U.S. economy. U.S. lease product line miles decreased approximately
3.5 percent for the quarter ended September 30, 2001 and approximately 2.5 percent for the nine months ended September 30, 2001 compared with the same periods in 2000. Despite the decrease in miles driven, full service lease and contract maintenance revenue remained flat for the nine months ended September 30, 2001 due primarily to an increase in revenue per mile and a year-to-date increase in revenue per unit. The Company anticipates generally flat to slightly lower full service lease and contract maintenance revenue in the fourth quarter of 2001 compared with the fourth quarter of 2000 due to negative net sales over recent periods primarily as a result of the slowing U.S. economy as well as decreases in variable billings. Net sales takes into consideration new business with new or existing customers, revenue changes with existing customers due to replacement vehicles or rate changes, net of full service leases that reach the end of their term during the reported period.

Rental revenue decreased $12.7 million, or 9.2 percent in the third quarter of 2001 and $38.9 million, or 9.9 percent in the nine months ended September 30, 2001 compared with the same periods in 2000 due primarily to reductions in all elements of rental revenue (consisting of pure rental, lease extra and await new lease revenue). Pure rental revenue (total rental revenue less rental revenue related to units provided to full service lease customers) decreased 4.7 percent for the three months ended September 30, 2001 compared with the same period in 2000. Pure rental revenue decreased 4.0 percent for the nine months ended September 30, 2001 compared with the same period in 2000 due to the slowing economy. Lease extra revenue represents revenue on rental vehicles provided to existing full service lease customers generally during peak periods in their operations. In the U.S., lease extra revenue decreased $6.4 million, or 18.0 percent, and $17.5 million, or 16.6 percent, in the three and nine

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)


OPERATING RESULTS BY BUSINESS SEGMENT (continued)

Fleet Management Solutions (continued)

months ended September 30, 2001, respectively, compared with the same periods in 2000. Await new lease revenue represents revenue on rental vehicles provided to new full service lease customers who have not taken delivery of full service lease units. In the U.S., await new lease revenue decreased $3.1 million, or
43.1 percent and $13.6 million, or 49.3 percent, in the three and nine months ended September 30, 2001, respectively, compared with the same periods in 2000. Such revenue declines were due to lower rental fleet utilization, a decrease in the number of units in the rental fleet and shorter lead times to place full service lease vehicles into service compared with 2000.

Rental fleet utilization for the nine months ended September 30, 2001 was 68.2 percent, compared with 71.2 percent for the same period in 2000. Rental fleet utilization decreased less than rental revenue as a result of the implementation of planned reductions in the size of the rental fleet. Pure rental revenue, lease extra, await new lease and rental fleet utilization statistics are monitored for the U.S. only; however, management believes such metrics to be indicative of rental product performance for the Company as a whole.

Fuel revenue decreased 15.7 percent and 9.7 percent for the three and nine months ended September 30, 2001, respectively, over the same periods in 2000 due principally to decreased sales volumes.

Contribution margin as a percentage of dry revenue was 13.9 percent in the third quarter of 2001 compared margin 15.1 percent in the third quarter of 2000. For the nine months ended September 30, 2001, contribution margin as a percentage of dry revenue was 12.6 percent compared with 13.6 percent in the same period of 2000. Decreased contribution margin was primarily attributable to the decrease in gains from the sale of equipment due to weakened used truck market demand, lower pension income in 2001 compared with 2000 and decreased rental contribution margin resulting from the decline in rental revenue.

The Company's fleet of owned and leased revenue earning equipment is summarized as follows (approximate number of units):


                                      September 30,        December 31,
   By type:                               2001                 2000
                                   -----------------    -----------------
   Trucks                                     66,800               66,800
   Tractors                                   53,900               56,400
   Trailers                                   47,200               48,500
   Other                                       5,200                4,600
                                   -----------------    -----------------
                                             173,100              176,300
                                   =================    =================


                                      September 30,        December 31,
   By business:                           2001                 2000
                                   -----------------    -----------------
   Full service lease                        128,500              130,700
   Commercial rental                          41,500               42,200
   Service vehicles and other                  3,100                3,400
                                   -----------------    -----------------
                                             173,100              176,300
                                   =================    =================

The totals in each of the tables above include the following non-revenue earning equipment:

   Not yet earning revenue (NYE)               1,400                2,400
   No longer earning revenue (NLE)             9,600                8,300
                                   -----------------    -----------------
                                              11,000               10,700
                                   =================    =================

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

NLE units represent units held for sale, which declined to 5,600 vehicles at September 30, 2001 from 5,900 vehicles at December 31, 2000, as well as units for which no revenue has been earned for the previous 30 days. These vehicles may be temporarily out of service, being prepared for sale or not rented due to lack of demand.

Supply Chain Solutions

In the SCS business segment, third quarter 2001 gross revenue decreased 11.6 percent to $345.6 million compared with the third quarter of 2000. Gross revenue for the nine months ended September 30, 2001 decreased 5.2 percent to $1.11 billion compared with the same period in 2000. Third quarter 2001 operating revenue was $256.6 million, a decrease of 12.0 percent from the comparable period a year ago. Operating revenue for the nine months ended September 30, 2001 decreased 5.8 percent to $818.7 million compared with the same period of 2000. Revenue reductions are mostly attributed to volume reductions in North America and Latin America due to the continued worldwide economic slowdown. In North America, volume reductions were mostly experienced in the Company's automotive industry due primarily to reduced auto production causing some plants to shut down and in the electronics and high technology industry due to slowed consumer business in those sectors combined with lost business. Lost business in the consumer packaged goods industry also contributed to the revenue decrease for the nine months ended September 30, 2001 compared with the same period in 2000. Volume decreases in Latin America were due to the slowing economies in Brazil and Argentina and to the sale of the contracts and related net assets associated with the outbound auto carriage business of the Company's Brazilian SCS operations. Additionally, revenue reductions occurred in 2001 due to the impact of exchange rates on translation of subsidiary revenues, particularly those in the U.K. and Brazil, as well as due to lost business in the U.K. Such revenue decreases were partially offset by business expansion in Mexico and Asia. The Company's Asian subsidiary was acquired at the end of the third quarter of 2000.

The SCS business segment contribution margin decreased 18.4 percent to $12.9 million in the third quarter of 2001 compared with the third quarter of 2000. For the nine months ended September 30, 2001, contribution margin decreased 31.4 percent to $32.1 million compared with the same period last year. Contribution margin as a percentage of operating revenue was 5.0 percent in the third quarter of 2001, compared with 5.4 percent in the same quarter of 2000. Contribution margin as a percentage of operating revenue for the nine months ended September 30, 2001 was 3.9 percent compared with 5.4 percent in the same period of 2000. The decrease in contribution margin was due primarily to the previously mentioned volume reductions, lost business and increased operating costs, particularly related to the Company's transportation management operations.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)


OPERATING RESULTS BY BUSINESS SEGMENT (continued)

Dedicated Contract Carriage

In the DCC business segment, third quarter gross revenue totaled $135.6 million, a decrease of 2.9 percent from the third quarter of 2000. Gross revenue for the nine months ended September 30, 2001 totaled $401.5 million, a decrease of 2.3 percent from the comparable period in 2000. Third quarter operating revenue was $134.4 million, a decrease of 2.2 percent from the comparable period last year. For the nine months ended September 30, 2001, operating revenue decreased 2.2 percent to $397.6 million compared with the same period in 2000. The decline in revenue was due to volume reductions and lost business.

Contribution margin increased 2.0 percent to $15.6 million in the third quarter of 2001 compared with the third quarter of 2000. Contribution margin for the nine months ended September 30, 2001 decreased 4.8 percent to $41.9 million compared with the same period last year. Contribution margin as a percentage of operating revenue was 11.6 percent in the third quarter of 2001 compared with
11.1 percent in the third quarter of 2000. For the nine months ended September 30, 2001, contribution margin as a percentage of operating revenue was 10.5 percent compared with 10.8 percent in the same period of 2000. The increase in contribution margin in the third quarter of 2001 was due primarily to a reduction in operating expense and certain overhead spending categories and expanded business with certain existing customers. Such increases were partially offset by the impact of lost business and volume reductions. The decrease in contribution margin for the nine months ended September 30, 2001 compared with the same period last year was attributed to continued revenue-related price pressures due to competition, volume reductions, lost business and increased labor costs due to driver shortages.

Central Support Services

CSS expenses were as follows:

                                          Three Months          Nine Months
                                       -----------------  ---------------------
  In millions                             2001     2000       2001        2000
                                       -------- --------  --------- -----------
  Sales and marketing                   $  6.3      9.9     $ 21.6        31.4
  Human resources                          4.9      5.9       15.7        16.3
  Finance                                 13.2     14.3       40.1        40.9
  Corporate services/public affairs        2.0      2.6        6.0         8.3
  MIS                                     24.7     24.8       73.9        75.0
  Customer solutions                       5.4      4.9       14.7        14.5
  Health and safety                        2.2      2.4        6.8         7.0
  Other                                    8.5      6.5       21.5        16.8
                                       -------- --------  --------- -----------
      Total Central Support Services    $ 67.2     71.3    $ 200.3       210.2
                                       ======== ========  ========= ===========


The decrease in total CSS expense was due primarily to spending reductions in sales and marketing, MIS expense and corporate services as a result of the Company's expense reduction initiatives. Such initiatives in these areas included ending the Company's sponsorship of the Doral Ryder Open, reducing the spending rate for new technology projects and the sale of the Company's corporate jet, respectively. Other CSS expense increased as a result of increased net unrealized losses compared with increased net unrealized gains during 2000 on investments used to fund certain benefit plans that are considered to be trading securities under SFAS No. 115.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)


OPERATING RESULTS BY BUSINESS SEGMENT (continued)

Central Support Services (continued)

Currently, contribution margin is the measure of segment financial performance that is primarily relied upon by management. In the second quarter of 2001, the Company began a project to allocate CSS expenses to each business segment, as appropriate. The objective of the project is to provide management more clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment, and each operating segment within each business segment, accountable for their allocated share of CSS expenses. This new measure of segment profitability, "contribution margin after allocated CSS," is still under refinement by the Company and is being reported to the Company's chief operating decision-maker periodically. As such, during the refinement period, which is expected to last until year-end 2001, the Company has decided to provide contribution margin after allocated CSS by business segment as additional information. Beginning in 2002, the Company intends to complete its refinement of the allocation methodology and will utilize contribution margin after allocated CSS as its primary measurement of segment financial performance.

Certain costs are considered to be overhead not attributable to any segment and as such, remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, corporate communications, public affairs and certain executive compensation. The remaining CSS costs are generally allocated to FMS, SCS and DCC as follows:

 . Sales and marketing, finance, corporate services and health and safety - allocated based upon estimated and planned resource utilization.

 . Human resources - individual costs within this category are allocated in several ways, including allocation based on estimated utilization and number of personnel supported.

 . MIS - allocated principally based upon utilization-related metrics such as number of users or minutes of CPU time.

 . Customer Solutions - represents project costs and expenses incurred in excess of amounts billable to a customer during the period. Expenses are allocated to the business segment responsible for the project.

 . Other - where allocated, the allocation is based on the number of personnel supported.

The following table sets forth contribution margin for each of the Company's business segments after CSS allocation for the three and nine months ended September 30, 2001 and 2000:

         In millions                                                   Three Months                   Nine Months
                                                                   ----------------------      ---------------------
         Contribution margin after allocated  CSS:                     2001       2000            2001       2000
                                                                   -----------  ---------      ----------  ---------

             Fleet Management Solutions                               $  56.0       65.8         $ 142.0      161.9
             Supply Chain Solutions                                      (3.0)      (0.2)          (15.4)       0.2
             Dedicated Contract Carriage                                 10.1        9.1            25.3       25.4
             Eliminations                                                (8.9)     (10.5)          (27.0)     (31.3)
                                                                   -----------  --------      ----------   --------
                                                                         54.2       64.2           124.9      156.2
         Central Support Services (unallocated)                          (7.3)      (7.6)          (20.9)     (21.1)
                                                                   -----------  --------      ----------   --------
         Earnings before restructuring and other
             Charges and income taxes                                    46.9       56.6           104.0      135.1
         Restructuring and other charges, net                           (53.8)     (37.3)          (83.7)     (37.3)
                                                                   ----------    -------      -----------  --------

         Earnings (loss) before income taxes                           $ (6.9)      19.3         $  20.3       97.8
                                                                   ==========    =======      ==========   ========

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)


IMPACT OF SEPTEMBER 11 EVENTS

The financial impact on the Company of the September 11, 2001 terrorist attacks on the United States (the September 11 events) cannot be quantified or measured objectively. The September 11 events did not result in any damage to Company property or loss of employees. Prior to the September 11 events, as discussed elsewhere in this document, the Company was already experiencing reductions in business volumes from customers in all segments of the business due to the general slowdown in the global economy, and in particular, the United States' economy. Additionally, since certain accounting activities take place on a weekly or monthly basis, it is difficult in some cases to separate pre-September 11, 2001 financial activity from that occurring after the events. Thus, it is difficult to separate the impact of the September 11 events from the overall trends in the economy and the Company's business segments. The discussion below was compiled from business and financial statistics and various internal communications subsequent to the September 11 events. It is largely qualitative and somewhat subjective, should be treated accordingly, and considered in conjunction with the discussion of operating performance by business segment included elsewhere in this document.

In FMS, the most immediate, quantifiable impact was noted at the Company's used vehicle sales centers, which experienced a significant decrease in sales activity in the week following the September 11 events. Through the remainder of September, used vehicle sales volumes slowly returned to more normalized levels. However, the impact on total units sold in September was significant, as approximately 800 units were sold, compared with over 1,100 in August 2001. FMS also experienced volume-driven decreases of over 10 percent in fuel and rental revenue in September compared to September 2000. However, it is difficult to separate the overall economic trend from the impact of the September 11 events on fuel and rental. The FMS business segment donated a number of vehicles to the Federal Emergency Management Agency and the American Red Cross for their use in their relief efforts in New York and Washington, D.C.

DCC operations experienced some delays in transportation of goods from Canada to the United States immediately after the September 11 events due to delays at the Canada - United States border. Reduced DCC volumes are difficult to correlate to the September 11 events. The Company does not provide DCC services related to the delivery of mail in the United States, and was not impacted by additional over-the-road mail volume (due to lack of air service) that was widely reported in the days after September 11, 2001.

In SCS, the impact of the September 11 events was mixed, and was largely industry- and customer-specific. SCS automotive customers experienced temporary assembly line delays and shutdowns as transportation delays related to border crossings (see DCC above) and reduced air travel created temporary shortages of assembly parts. However, certain SCS electronics, hi-tech and telecom customers experienced an increase in business after September 11, 2001 as they responded to orders for equipment to replace equipment destroyed in the attacks on the World Trade Center and the Pentagon.

Financial and money markets in the United States were disrupted for several weeks after the September 11 events. However, the Company was able to renew $75.0 million in the commercial paper market in the week after September 11 and did not experience any disruption in its normal financing activities.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)


IMPACT OF SEPTEMBER 11 EVENTS (continued)

The near- to medium-term impact of the September 11 events and the current United States response on the Company's businesses and the economy is difficult to predict. The Company believes that its diversified portfolio of customers across a full array of transportation and logistics solutions and across many industries will help to mitigate the impact of adverse downturns in specific sectors of the economy in the near- to medium-term. The Company's portfolio of full service lease and commercial rental customers is not concentrated in any one particular industry or geographic region, with the largest concentration being in non-cyclical industries such as food, groceries and beverages. While the Company derives a significant portion of its SCS revenue (over 40 percent for the nine months ended September 30, 2001) and DCC revenue from the automotive industry, the business is derived from numerous manufacturers and suppliers of original equipment parts, none of which constitute more than 10 percent of the Company's total revenue. Additionally, as discussed elsewhere in this document, the Company has access to substantial liquidity and capital resources to fund its operations.

While the Company believes it will experience some business volume decreases or losses of certain customers as a result of the September 11 events and the current economic downturn, the Company believes that lost business with any individual customer as a result of the September 11 events will not have a material adverse effect on the Company in the near term.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following is a summary of the Company's cash flows from operating, financing and investing activities for the nine months ended September 30, (in thousands):

                                                         2001            2000
                                                         ----            ----
Net cash provided by (used in):

         Operating activities                         $ 186,200        654,773
         Financing activities                          (243,490)      (251,387)
         Investing activities                            67,066       (404,701)
                                                      ---------      ---------
                  Net cash flows                      $   9,776         (1,315)
                                                      =========      =========


A summary of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.

The decrease in cash flow from operating activities in the nine months ended September 30, 2001 compared with the same period in 2000, was primarily attributable to decreases in the aggregate balance of trade receivables sold. As a result of the decrease in the aggregate balance of trade receivables sold, the Company's accounts receivable balance increased 46.3 percent to $584.7 million at September 30, 2001 compared with December 31, 2000. Cash used in financing activities in the nine months ended September 30, 2001, compared with the same period in 2000, slightly decreased as the Company's increased net borrowings were almost offset by decreased use of its commercial paper program due primarily to interest rate decreases in the Company's other funding facilities at the end of the third quarter compared with the Company's commercial paper program. The increase in cash provided by investing activities in the nine months ended September 30, 2001 compared with the same period in 2000, was attributable to lower capital expenditures in 2001. Higher proceeds provided from the sale-leaseback of revenue earning equipment in 2001 (see Debt and Other Financing note in the Notes to Consolidated Condensed Financial Statements included in this Form 10-Q) were offset by decreased proceeds from the sales of property and revenue earning equipment primarily due to continued weak demand in the used truck market.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)


LIQUIDITY AND CAPITAL RESOURCES (continued)

Cash Flows (continued)

A summary of capital expenditures for the nine months ended September 30 follows (in thousands):

                                                          2001           2000
                                                          ----           ----
Revenue earning equipment                             $  480,727        970,018
Operating property and equipment                          61,203         69,451
                                                      ----------     ----------
                                                      $  541,930      1,039,469
                                                      ==========     ==========

The decrease in capital expenditures was principally due to reduced demand for new units as well as increased pricing discipline over new business, which has resulted in fewer sales but improved margins on business sold. Additionally, the Company has worked to improve controls over capital expenditures and reduce the volume of early terminations of full service leases compared with 2000. In contrast to 2000, the Company is pursuing a strategy of extending certain full service leases rather than leasing new units. This allows the Company to further control capital expenditures while frequently providing customers with vehicles at favorable pre-owned rates compared with rates on new units. As a result of these factors and initiatives, management now expects that capital expenditures for the full year 2001 will be less than $700 million. The Company expects to fund its remaining 2001 capital expenditures with internally generated funds and borrowings.

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

The Company's debt ratings as of September 30, 2001 were as follows:
                                                Commercial            Unsecured
                                                  Paper                Notes
                                             -------------         ------------
Moody's Investors Service                           P2                  Baa1
Standard & Poor's Ratings Group                     A2                  BBB
Fitch                                               F2                  BBB+

Total debt was $1.78 billion at September 30, 2001, a decrease of 11.7 percent from December 31, 2000. During the nine months ended September 30, 2001, the Company issued $40.0 million and retired $159.0 million of medium-term notes. In addition, in October 2001, the Company issued an additional $110.0 million in medium-term notes. During the nine months ended September 30, 2001, the Company retired $100.0 million of debentures. U.S. commercial paper outstanding at September 30, 2001 decreased to $380.4 million, compared with $441.1 million at December 31, 2000, due primarily to interest rate decreases in the Company's other short-term funding facilities at the end of the third quarter compared with the Company's commercial paper program.

The Company's foreign debt decreased approximately $30.0 million from December 31, 2000 to $354.7 million at September 30, 2001. The Company's percentage of variable-rate financing obligations was 35.3 percent at September 30, 2001 compared with 31.8 percent at December 31, 2000. The Company's debt-to-equity ratio at September 30, 2001 decreased to 143.6 percent from 161.0 percent at December 31, 2000.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)


LIQUIDITY AND CAPITAL RESOURCES (continued)

Financing and Other Funding Transactions (continued)

The Company participates in an agreement, as amended from time to time, to sell, with limited recourse, up to $375.0 million of trade receivables on a revolving basis through July 2004. At September 30, 2001 and December 31, 2000, the outstanding balance of receivables sold pursuant to this agreement was $125.0 million and $345.0 million, respectively. The decrease in trade receivables sold since December 31, 2000 is due to a reduced need for cash as a result of the sale-leaseback transaction completed in the first quarter as well as increased use of the Company's other funding facilities.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", with the exception of impairment and disposal issues related to goodwill and other intangible assets that are not amortized. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

SFAS No. 144 retains many of the fundamental recognition and measurement provisions of SFAS No. 121. SFAS No. 144 also retains the requirement in APB No. 30 to separately identify and report discontinued operations. Such requirement extends APB No. 30 reporting requirements for discontinued operations to a component of an entity that has either been disposed of or is classified as held for sale.

SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and will be adopted by the Company effective January 1, 2002. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 144 will have on its results of operations, cash flows or finanical position. SFAS No. 144 will result in reporting of amounts related to components of the Company that are disposed of or held for sale in discontinued operations that previously could not be classified as discontinued operations since they did not meet the definition of a segment under APB No. 30.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations."

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

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)


RECENT ACCOUNTING PRONOUNCEMENTS (continued)

Upon adoption of SFAS No. 142, the Company is first required to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. The Company then will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, including those reclassified from goodwill, and make any necessary amortization period adjustments by the end of the first interim period after adoption. To the extent an intangible asset is identified as having an indefinite useful life, SFAS No. 142 requires the Company to test the intangible asset for impairment consistent with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of the adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

After identifying and assessing intangible assets as discussed above, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that the remaining recorded goodwill is impaired as of the date of adoption. This involves a two-step transitional impairment test. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The first step of the transitional impairment test requires the Company, within the first six months of 2002, to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent that a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step of the transitional impairment test requires the Company to compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its recognized and unrecognized assets and liabilities in a manner similar to a purchase price allocation consistent with SFAS No. 141, to its carrying amount, both of which would be measured as of January 1, 2002. This second step is required to be completed as soon as possible, but no later than December 31, 2002. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle in the Company's Consolidated Statements of Earnings.

At September 30, 2001, intangible assets and deferred charges included goodwill and intangible assets of $193.9 million subject to SFAS No. 141 and SFAS No.
142. Amortization expense related to goodwill and intangible assets was $3.3 million and $10.3 million for the three and nine months ended September 30, 2001, respectively. The Company is currently assessing the impact of the adoption of SFAS No. 141 and SFAS No. 142. However, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective January 1, 2003. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 143 will have on its results of operations, cash flows or financial position.

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

In September 2001, the FASB issued Emerging Issues Task Force Statement (EITF) Issue No. 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001." Due to the interruptions in business activity for many entities which disrupted the U.S. economy at many levels in the aftermath of the tragedy, the Task Force provided guidance in capturing data related to the effects of the September 11 events and in communicating such data to investors. EITF No. 01-10 states that at minimum, all entities should disclose in the footnotes to the financial statements in all periods affected by the September 11 events a description of the nature and amounts of losses recognized as a result of the events, the amount of related insurance recoveries (if any) recognized and a description of contingencies that have not yet been recognized in the financial statements, but that are reasonably expected to impact the entity's financial statements in the near term. The impact of the September 11 events is discussed above.

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

The Company's quantitative and qualitative disclosures about market risk for changes in interest rates and foreign exchange rates have not materially changed since December 31, 2000. The Company's disclosures about market risk are contained in the Annual Report on Form 10-K for the year ended December 31, 2000. No interest rate swap or cap agreements or foreign currency option contracts or forward agreements were outstanding at September 30, 2001 or December 31, 2000.

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

          (10.4(f))  The Ryder System, Inc. 1995 Stock Incentive Plan, as
                     amended and restated at May 4, 2001.

          (10.5(c))  The Ryder System, Inc. Directors Stock Plan, as amended and restated through May 4, 2001.

          (15)      Letter regarding unaudited interim financial statements.


   (b)    Reports on Form 8-K

          On September 26, 2001, the Company furnished information under Item 9. Regulation FD Disclosure in a report on Form 8-K.

          The 8-K provides answers to questions that were submitted by analysts and investors subsequent to the Company's July 25, 2001 earnings conference call. Additionally, on September 24, 2001, the Company announced a third quarter restructuring charge and reaffirmed earnings guidance for the third quarter of 2001 (which is included therein).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           RYDER SYSTEM, INC.
                                           (Registrant)


Date: November 8, 2001                     /S/ CORLISS J. NELSON
                                           -------------------------------
                                           Corliss J. Nelson
                                           Senior Executive Vice President
                                           and Chief Financial Officer
                                           (Principal Financial Officer)

Date: November 8, 2001                     /S/ KATHLEEN S. PARTRIDGE
                                           ------------------------------
                                           Kathleen S. Partridge
                                           Senior Vice President and Controller
                                           (Principal Accounting Officer)

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

(10.4(f))   The Ryder System, Inc. 1995 Stock Incentive Plan, as amended and restated at May 4, 2001.

(10.5(c))   The Ryder System, Inc. Directors Stock Plan, as amended and restated
            through May 4, 2001.

(15)        Letter regarding unaudited interim financial statements.