Form 10-K
period 2001-12-31
RYDER SYSTEM INC
filed 2002-03-25
CIK 85961

                                  United States

            SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                    FORM 10-K

                [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM       TO
                                                 -----    -----

                          Commission file number 1-4364

                               RYDER SYSTEM, INC.
             (Exact name of registrant as specified in its charter)

FLORIDA                                                     59-0739250
------------------------------------------                  --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

3600 N.W. 82 AVENUE, MIAMI, FLORIDA  33166                  (305) 500-3726
------------------------------------------                  --------------------
(Address of principal executive                             (Telephone number
offices including zip code)                                 including area code)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [x] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

     The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold as of January 31, 2002, was $1,504,389,326. The number of shares of Ryder System, Inc. Common Stock ($.50 par value) outstanding as of January 31, 2002, was 60,853,247.

    DOCUMENTS INCORPORATED BY                       PART OF FORM 10-K INTO WHICH
    REFERENCE INTO THIS REPORT                      DOCUMENT IS INCORPORATED

    Ryder System, Inc. 2002 Proxy                             Part III
    Statement

-------------------------------------------------------------------------------
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

Ryder System, Inc. Medium-Term Notes,                    None
   Series 16, due 9 months or more from date of issue at rate based on market rates at time of issuance

SECURITIES REGISTERED PURSUANT TO
SECTION 12(g) OF THE ACT:                                None

                            [Cover page 3 of 3 pages]

                               RYDER SYSTEM, INC.
                             Form 10-K Annual Report

                                TABLE OF CONTENTS

                                                                                       PAGE NO.
                                                                                       --------
PART I

ITEM 1       Business...............................................................       5
ITEM 2       Properties.............................................................       9
ITEM 3       Legal Proceedings......................................................       9
ITEM 4       Submission of Matters to a Vote of Security Holders....................       9

PART II

ITEM 5       Market for Registrant's Common Equity and Related Stockholder
                 Matters............................................................       9
ITEM 6       Selected Financial Data................................................      10
ITEM 7       Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..........................................      11
ITEM 7A      Quantitative and Qualitative Disclosures About Market Risk.............      36
ITEM 8       Financial Statements and Supplementary Data............................      36
ITEM 9       Changes in and Disagreements with Accounts on Accounting
                 and Financial Disclosure...........................................      75

PART III

ITEM 10      Directors and Executive Officers of the Registrant.....................      75
ITEM 11      Executive Compensation.................................................      75
ITEM 12      Security Ownership of Certain Beneficial Owners and
                 Management.........................................................      75
ITEM 13      Certain Relationships and Related Transactions.........................      75

PART IV

ITEM 14      Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K...........................................................      76

                                     PART I

                                ITEM 1. BUSINESS

GENERAL

Ryder System, Inc. (the "Company") was incorporated in Florida in 1955. The Company operates in three reportable business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing, commercial rental and programmed maintenance of trucks, tractors and trailers to customers, principally in the U.S., Canada and the U.K.; (2) Supply Chain Solutions (SCS), which provides comprehensive supply chain consulting and lead logistics management solutions that support customers' entire supply chains, from inbound raw materials through distribution of finished goods throughout North America, in Latin America, Europe and Asia; and (3) Dedicated Contract Carriage (DCC), which provides vehicles and drivers as part of a dedicated transportation solution, principally in North America. As of December 31, 2001, the Company and its subsidiaries had a fleet of 170,100 vehicles and 29,500 employees./(1)/

On September 13, 1999, the Company sold its public transportation services business (RPTS). The disposal of this business has been accounted for as discontinued operations and, accordingly, its operating results and cash flows are segregated and reported as discontinued operations in the Company's consolidated financial statements.

Financial information about business segments is included in Item 8 on pages 70 through 73 of this report.

FLEET MANAGEMENT SOLUTIONS

The FMS business segment provides full service truck leasing to over 13,800 customers globally ranging from large national enterprises to small companies, with a fleet of 126,900 vehicles. Under a full service lease, the Company provides customers with vehicles, maintenance, supplies and related equipment necessary for operation, while the customers furnish and supervise their own drivers, and dispatch and exercise control over the vehicles. Additionally, the Company provides contract maintenance to service customer vehicles under maintenance contracts and provides short-term truck rental, which tends to be seasonal, to commercial customers to supplement their fleets during peak business periods. A fleet of 40,200 vehicles, ranging from heavy-duty tractors and trailers to light-duty trucks, is available for commercial short-term rental. In 2001, the FMS business segment focused on increased pricing discipline over new business, which has resulted in fewer sales but improved margins on business sold. The Company also provides additional services for customers, including fleet management, freight management and insurance programs.

SUPPLY CHAIN SOLUTIONS

The SCS business segment provides global integrated logistics support of customers' entire supply chains, from in-bound raw materials supply through finished goods distribution, the management of carriers, and inventory deployment and overall supply chain design and management. Services include varying combinations of logistics system and information technology design, the provision of vehicles and equipment (including maintenance and drivers), warehouse management (including cross docking and flow-through distribution), transportation management, vehicle dispatch, and in-bound and out-bound just-in-time delivery. Supply chain solutions includes procurement and management of all modes of transportation, shuttles, interstate long-haul operations, just-in-time service to assembly plants and factory-to-warehouse-to-retail facility service. These services are used in major industry sectors

----------
/(1)/ This number does include drivers obtained by certain subsidiaries of the Company under driver leasing agreements.

including electronics, high-tech, telecommunications, automotive, industrial, aerospace, consumer goods, paper and paper products, chemical, office equipment, news, food and beverage, general retail industries, along with other industries and the federal sector. Part of Ryder's strategy is to take advantage of, and build upon, the expertise, market knowledge and infrastructure of strategic alliance and joint venture partners to complement its own expertise in providing supply chain solutions to businesses involved in the over-the-road transportation of goods and to those who move goods around the world using any mode of transportation.

In 2001, SCS continued to expand its presence in the logistics market through internal growth, increased emphasis on global account management and initiation of strategic alliances while exiting from poorly performing customer contracts.

DEDICATED CONTRACT CARRIAGE

The DCC business segment combines the equipment, maintenance and administrative services of a full service lease with additional services in order to provide a customer with a dedicated transportation solution. Such additional services include driver hiring and training, routing and scheduling, fleet sizing and other technical support. Ryder has sought to expand its DCC operations in 2001 through internal growth.

DISPOSITION OF REVENUE EARNING EQUIPMENT

The Company's FMS segment has historically disposed of used revenue earning equipment at prices in excess of book value. However, during 2000, an industry-wide downturn in the market for new and used tractors and trucks, particularly "Class 8 " vehicles (the largest heavy-duty tractors and straight trucks), combined with higher average book values per unit, led to the Company recording reduced gains on the sale of revenue earning equipment. During 2001, demand for new and used tractors and trucks, particularly class 8 vehicles, continued to be depressed. The Company has reduced the residual values of its fleet and increased depreciation and rent expense to account for the reduction in anticipated sales proceeds and gains on certain used vehicles for the foreseeable future.

Gains on the sale of revenue earning equipment were approximately 4 percent, 5 percent and 12 percent of earnings from continuing operations before interest, taxes and unusual items in 2001, 2000 and 1999, respectively. The extent to which gains will be realized on future disposal of revenue earning equipment is dependent upon various factors including the general state of the used vehicle market, the age and condition of vehicles at the time of their disposal and depreciation methods with respect to vehicles.

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

In the SCS business segment, Ryder competes with companies providing similar services on an international, national, regional and local level. Additionally, this business is subject to potential competition in most of the regions it serves from air cargo, shipping, railroads, motor carriers and other companies that are expanding logistics services such as freight forwarders, contract manufacturers and integrators. Competitive factors include price, service, equipment, maintenance, geographical coverage, market knowledge, expertise in logistics-related technology, and overall performance (e.g., timeliness, accuracy and flexibility). Value-added differentiation of these service offerings across the full global supply chain will continue to be Ryder's overriding strategy.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

All of the executive officers of the Company were elected or re-elected to their present offices either at or subsequent to the meeting of the Board of Directors held on May 4, 2001 in conjunction with the Company's 2001 Annual Meeting on the same date. They all hold such offices, at the discretion of the Board of Directors, until their removal, replacement or retirement.

       NAME             AGE                         POSITION
---------------------   ---   -----------------------------------------------------------
M. Anthony Burns         59   Chairman of the Board

Art A. Garcia            40   Vice President and Controller

Bobby J. Griffin         53   Executive Vice President, Global Supply Chain Operations

Tracy A. Leinbach        42   Executive Vice President, Fleet Management Solutions

Challis M. Lowe          56   Executive Vice President, Human Resources, Public
                              Affairs and Corporate Communications

Corliss J. Nelson        57   Senior Executive Vice President and Chief Financial Officer

Vicki A. O'Meara         44   Executive Vice President, General Counsel and Secretary

Kathleen S. Partridge    47   Senior Vice President, Business and Accounting Services

Gregory T. Swienton      52   President and Chief Executive Officer

Gene R. Tyndall          62   Executive Vice President, Global Supply Chain Solutions

Eduardo M. Vital         51   Executive Vice President, Information Technology Services
                              and Chief Information Officer

M. Anthony Burns has been Chairman of the Board since May 1985 and a director since December 1979. He also served as the Company's Chief Executive Officer from January 1983 until November 2000 and President from December 1979 until June 1999.

Art A. Garcia has been Vice President and Controller since February 2002. Previously, Mr. Garcia served as Group Director - Accounting Services from September 2000 to February 2002 and from April 2000 to June 2000. Mr. Garcia was Chief Financial Officer of Blue Dot Services, Inc., a national provider of heating and air conditioning services, from June 2000 to September 2000. Mr. Garcia served as Director - Corporate Accounting for Ryder from April 1998 to April 2000. Mr. Garcia joined Ryder in December 1997 as Senior Manager - Corporate Accounting. Prior to joining Ryder, Mr. Garcia held various positions in the audit services practice of Coopers and Lybrand LLP from 1984 to December 1997.

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

Tracy A. Leinbach has been Executive Vice President, Fleet Management Solutions since March 2001. Ms. Leinbach served as Senior Vice President, Sales and Marketing from September 2000 to March 2001, and she was Senior Vice President Field Management from July 2000 to September 2000. Ms. Leinbach also served as Managing Director-Europe of Ryder Transportation Services from January 1999 to July 2000 and previously she had served Ryder Transportation Services as Senior Vice President and Chief Financial Officer from 1998 to January 1999, Senior Vice President, Business Services from 1997 to 1998, and Senior Vice President, Purchasing and Asset Management for six months during 1996. From 1985 to 1996, Ms. Leinbach held various financial positions in Ryder subsidiaries.

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

Kathleen S. Partridge has been Senior Vice President, Business and Accounting Services since February 2002. Previously, Ms. Partridge served as Senior Vice President and Controller from April 2001 until February 2002. Ms. Partridge was Vice President Shared Services Center, from August 1997 to April 2001. In 1994, Ms. Partridge became District Manager in Bloomington, Ill., and held that position until she moved to the Ryder Shared Services Center in 1997. In 1989, she moved to Pittsburgh, Pa., where she was a field controller. Ms. Partridge joined Ryder in 1982 as a corporate auditor and held positions of increasing responsibility in the finance and accounting group.

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

Gene R. Tyndall has been Executive Vice President, Global Supply Chain Solutions since June 2000. Previously, he served as Senior Vice President, Global Customer Solutions from 1999 to 2000. Prior to joining Ryder, Mr. Tyndall was senior partner and leader of the Ernst & Young Global Supply Chain Management Consulting Practice were he spent twenty years providing logistic consulting services and developing the global supply chain consulting practice.

Eduardo M. Vital has been Executive Vice President, Information Technology Services and Chief Financial Officer since February 2002. Previously, Mr. Vital was a partner with Accenture LLP ("Accenture"), a provider of management and technology consulting services and solutions. From 1987 to 2002 as part of his responsibilities at Accenture, Mr. Vital was part of the Ryder System, Inc. Solutions Operations Unit through which Accenture provided information technology services to Ryder.

                               ITEM 2. PROPERTIES

The Company's property consists primarily of vehicles, vehicle maintenance and repair facilities, and other real estate and improvements. Information regarding vehicles is included in Item 1 of this Form 10-K. The Company maintains its property records based on legal entities, which are different from the Company's business segments.

Ryder Integrated Logistics, Inc. has approximately 240 locations in the United States and Canada. Almost all of these facilities are leased. Such locations generally include a warehouse and administrative offices.

Ryder Transportation Services has approximately 810 locations in the United States, Puerto Rico and Canada; nearly 390 of these facilities are owned and the remainder are leased. Such locations generally include a repair shop and administrative offices.

The Company's international operations (locations outside of the United States and Canada) have over 100 locations. These locations are in the U.K., Germany, Poland, Mexico, Argentina, Brazil, Taiwan, Malaysia and Singapore. The majority of these facilities are leased. Such locations generally include a repair shop, warehouse and administrative offices.

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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2001.

                                     PART II

                  ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

Information required by Item 5 is included in Item 8, "Supplementary Data."

                         ITEM 6. SELECTED FINANCIAL DATA

Five Year Summary
Ryder System, Inc. and Subsidiaries

In thousands, except per share amounts
-------------------------------------------------------------------------------------------------------------------------------
Years ended December 31                                                    2001        2000        1999        1998        1997
Revenue                                                              $5,006,123   5,336,792   4,952,204   4,606,976   4,368,148
Earnings from continuing operations before unusual items:/(a)/
   Before income taxes                                               $  147,270     183,335     193,637     238,942     213,042
   After income taxes/(b)/                                           $   99,981     115,501     121,129     149,292     130,019
   Per diluted common share/(b)/                                     $     1.65        1.93        1.76        2.03        1.66
Earnings from continuing operations:
   Before income taxes                                               $   30,706     141,321     117,494     204,564     209,550
   After income taxes/(b)/                                           $   18,678      89,032      72,917     127,812     127,888
   Per diluted common share/(b)/                                     $     0.31        1.49        1.06        1.74        1.64
Net earnings/(b)//(c)/                                               $   18,678      89,032     419,678     159,071     175,685
   Per diluted common share/(b)//(c)/                                $     0.31        1.49        6.11        2.16        2.25
Cash dividends per common share                                      $     0.60        0.60        0.60        0.60        0.60
Average common shares - Diluted (in thousands)                           60,665      59,759      68,732      73,645      78,192
Average shareholders' equity                                         $1,242,543   1,225,910   1,122,698   1,106,133   1,126,519
Return on average common equity (%)                                         1.5         7.3         7.2        14.5        12.4
Book value per common share                                          $    20.24       20.86       20.29       15.37       14.39
Market price - high                                                  $    23.19       25.13       28.75       40.56       37.13
Market price - low                                                   $    16.06       14.81       18.81       19.44       27.13
Total debt                                                           $1,708,684   2,016,980   2,393,389   2,583,031   2,568,915
Long-term debt                                                       $1,391,597   1,604,242   1,819,136   2,099,697   2,267,554
Debt-to-equity (%)                                                          139         161         199         236         242
Year-end assets                                                      $4,923,611   5,474,923   5,770,450   5,708,601   5,509,060
Return on average assets (%)/(d)/                                           0.4         1.6         1.3         2.4         2.5
Average asset turnover (%)/(d)/                                            97.1        93.8        85.4        86.5        83.7
Cash flow from continuing operating activities and asset sales/(e)/  $  483,836   1,245,441     671,721   1,212,172     908,845
Capital expenditures including capital leases/(d)/                   $  656,597   1,288,784   1,734,566   1,333,352     992,408
Number of vehicles/(d)/                                                 170,100     176,300     171,500     162,700     152,800
Number of employees/(d)/                                                 29,536      33,089      30,340      29,166      27,516
-------------------------------------------------------------------------------------------------------------------------------

/(a)/ Unusual items represent Year 2000 expense, 2001, 2000 and 1999 restructuring and other charges. Year 2000 expense totaled $24 million ($15 million after-tax, or $0.22 per diluted common share) in 1999, $37 million ($23 million after-tax, or $0.32 per diluted common share) in 1998 and $3 million ($2 million after-tax, or $0.03 per diluted common share) in 1997. Restructuring and other charges totaled $117 million ($81 million after-tax, or $1.34 per diluted common share) in 2001, $42 million ($26 million after-tax, or $0.44 per diluted common share) in 2000, $52 million ($33 million after-tax, or $0.48 per diluted common share) in 1999 and $(3) million ($[2] million after-tax, or $[0.03] per diluted common share) in 1998.

/(b)/ In 2001, earnings from continuing operations, before and after unusual items, include a one-time reduction in deferred taxes of $7 million, or $0.11 per diluted common share, as a result of a change in Canadian tax law that affected the Company's Canadian operations.

/(c)/ Net earnings for 1999 include, in addition to the items discussed in (a) above, an after-tax extraordinary loss of $4 million, or $0.06 per diluted common share, relating to the early extinguishment of debt. Net earnings for 1999, 1998 and 1997 include the results of discontinued operations.

/(d)/ Excludes discontinued operations.

/(e)/ Excludes sale-leaseback transactions.

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of the financial condition and results of operations of Ryder System, Inc. and its subsidiaries (the "Company") should be read in conjunction with the consolidated financial statements and related notes.

     The Company's operating segments are aggregated into reportable business segments based primarily upon similar economic characteristics, products, services and delivery methods. The Company operates in three reportable business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing, commercial rental and programmed maintenance of trucks, tractors and trailers to customers, principally in the U.S., Canada and the U.K.; (2) Supply Chain Solutions (SCS), which provides comprehensive supply chain consulting and lead logistics management solutions that support customers' entire supply chains, from inbound raw materials through distribution of finished goods throughout North America, in Latin America, Europe and Asia; and (3) Dedicated Contract Carriage (DCC), which provides vehicles and drivers as part of a dedicated transportation solution, principally in North America. During 1999, the Company sold its public transportation services business (RPTS). The following discussion excludes the results of RPTS, which has been classified as discontinued operations.

     Beginning in the first quarter of 2001, e-Commerce was reported as a separate business segment. Initial costs to build the e-Commerce platform were included in Central Support Services (CSS) through December 31, 2000. During the first and second quarters of 2001, such costs were reclassified from CSS for all previous periods in order to report e-Commerce results independently. In July 2001, in conjunction with the Company's restructuring initiatives, responsibility for the Company's e-Commerce operations was transferred to the leadership of the SCS business segment. Such operations, which had evolved to provide similar services compared with other SCS operations, were integrated into the SCS customer base. As such, e-Commerce is no longer considered a separate reportable business segment.

     In addition to the transfer of responsibility for the e-Commerce operations to the SCS leadership, responsibility for certain SCS accounts that had become similar to the Company's DCC product was transferred from the SCS leadership to the DCC leadership in July 2001. Also, costs and personnel associated with the maintenance of the Company's general web site, previously reported as a component of e-Commerce, began being reported internally as a component of CSS in July 2001. The business segment revenue and contribution margin information furnished herein reflects the aforementioned reclassifications to conform to the Company's current reporting and presentation.

     Certain other prior year amounts have been reclassified to conform to current presentation.

CONSOLIDATED RESULTS

In thousands
--------------------------------------------------------------------------------
Years ended December 31                              2001        2000       1999

Earnings from continuing operations before
   unusual items*                                 $99,981     115,501    121,129
Per diluted common share*                            1.65        1.93       1.76
Earnings from continuing operations                18,678      89,032     72,917
Per diluted common share                             0.31        1.49       1.06
--------------------------------------------------------------------------------
Weighted average shares outstanding - diluted      60,665      59,759     68,732
--------------------------------------------------------------------------------

* Unusual items represent Year 2000 expense and restructuring and other charges. Management believes that pro forma operating results provide additional information useful in analyzing the underlying business results. However, pro forma operating results should be considered in addition to, not as a substitute for, reported results of operations.

In 2001, earnings from continuing operations, before and after unusual items, include a one-time reduction in deferred taxes of $7 million, or $0.11 per diluted common share, as a result of a change in Canadian tax law that affected the Company's Canadian operations.

     Earnings from continuing operations decreased 79 percent in 2001 and increased 22 percent in 2000. The decrease in earnings from continuing operations in 2001 is due primarily to increased restructuring and other charges as part of the Company's implementation of strategic initiatives during 2001 to reduce Company expenses and improve profitability. See "Restructuring and Other Charges, Net" for a further discussion of such initiatives. The 2001 decrease also resulted from a 6 percent decrease in revenue as discussed below. See "Operating Results by Business Segment" for a further discussion of operating results in the past three years.

     In 2000, the earnings per share growth rate exceeded the earnings growth rate because the average number of shares outstanding decreased. The decrease in average shares outstanding reflects the impact of the Company's various stock repurchase programs conducted through the end of 1999.

In thousands
-------------------------------------------------------------------------------
Years ended December 31                   2001             2000            1999

Revenue:
   Fleet Management Solutions      $ 3,352,540        3,555,990       3,307,244
   Supply Chain Solutions            1,453,881        1,595,252       1,441,029
   Dedicated Contract Carriage         534,962          551,706         531,642
   Eliminations                       (335,260)        (366,156)       (327,711)
-------------------------------------------------------------------------------
Total revenue                      $ 5,006,123        5,336,792       4,952,204
===============================================================================

Revenue from continuing operations decreased 6 percent in 2001 compared with 2000. All business segments experienced a revenue decrease in 2001 over 2000. The decrease was led by SCS, which decreased 9 percent. Such decrease was due to volume reductions in the U.S. and in Latin America attributable to the continued worldwide economic slowdown and to the sale of the contracts and related net assets associated with the disposal of the outbound auto carriage business of the Company's Brazilian SCS operation ("Vehiculos") (see further details in "Restructuring and Other Charges, Net"). FMS experienced a revenue decrease of 6 percent due primarily to decreases in fuel sales volumes throughout the year combined with decreases in fuel prices in the fourth quarter of 2001. For all years reported, the Company realized minimal changes in margin as a result of fluctuations in fuel revenue. In addition, FMS experienced decreases in revenue due to reduced demand for rental vehicles. Revenue was also reduced by the impact of exchange rates on translation of foreign subsidiary revenues, particularly those in the U.K. and Brazil where exchange rates with the U.S. Dollar have decreased by approximately 4.8 percent and 21.5 percent, respectively, from 2000.

     Revenue from continuing operations increased 8 percent in 2000 compared with 1999, led by SCS, which grew 11 percent. FMS posted revenue gains of 8 percent, due primarily to increased fuel revenue resulting from increases in related fuel prices.

     The FMS segment leases revenue earning equipment, sells fuel and provides maintenance and other ancillary services to the SCS and DCC segments. Eliminations relate to inter-segment sales that are accounted for at approximate fair value as if the sales were made to third parties.

In thousands
-------------------------------------------------------------------------------
Years ended December 31                       2001           2000          1999

Operating expense                       $2,132,500      2,324,433     2,074,888
Percentage of revenue                           43%            44%           42%
-------------------------------------------------------------------------------

Operating expense decreased 8 percent in 2001 compared with 2000. The decrease was a result of a reduction in fuel costs as a result of lower volumes and prices, a reduction in overheads due to the Company implementing cost containment actions throughout 2001 and a reduction in fleet maintenance and licensing costs due to a reduced fleet size. Operating expense increased 12 percent in 2000 compared with 1999. The increase was primarily attributable to higher fuel costs due to fuel price increases.

In thousands
-------------------------------------------------------------------------------
Years ended December 31                       2001           2000          1999

Salaries and employee-related costs     $1,212,184      1,226,558     1,178,831
Percentage of revenue                           24%            23%           24%
-------------------------------------------------------------------------------

Salaries and employee-related costs decreased $14 million, or 1 percent, in 2001 compared with 2000. The decrease was a result of planned reductions in headcount due to the Company implementing its strategic initiatives throughout 2001. The number of employees at December 31, 2001 was approximately 29,500, compared with slightly over 33,000 at December 31, 2000. Such salary decrease was largely offset by a reduction in net pension income in 2001 compared with 2000. Net pension income was $1 million and $42 million in 2001 and 2000, respectively, and principally benefits FMS. Pension income from the Company's primary U.S. pension plan is partially offset by pension expense from the Company's other pension plans.

     The Company has calculated preliminary pension estimates for 2002 based on interest rate, participation and other assumptions and the market-related value of plan assets as of December 31, 2001. Based on these estimates, the Company would anticipate recording $25 million to $30 million in net pension expense in 2002 for all pension plans. Such 2002 estimates are subject to change based upon the completion of actuarial analysis of all pension plans. The expected increase in net pension expense is attributable primarily to the U.S. pension plan and reflects the adverse effect of negative asset returns in 2001 as well as a declining interest rate environment causing a lower discount rate. The anticipated net pension expense in 2002 would primarily impact FMS, which employs the majority of the Company's employees that participate in the Company's primary U.S. pension plan.

     Salaries and employee-related costs increased $48 million, or 4 percent, in 2000 compared with 1999. The increase was due primarily to increased salaries and wages, specifically in SCS, as a result of higher business volumes and higher outside driver costs, offset by increased net pension income in 2000.

In thousands
-------------------------------------------------------------------------------
Years ended December 31                        2001            2000        1999

Freight under management expense           $436,413         506,709     496,248
Percentage of revenue                             9%             10%         10%
-------------------------------------------------------------------------------

Freight under management expense (FUM) represents subcontracted freight costs on logistics contracts for which the Company purchases transportation. FUM expense decreased $70 million, or 14 percent, in 2001. The decrease was due to revenue reductions in related operating units of the SCS business segment as a result of reduced freight volumes, decreases in the U.K. due to lost business and decreases in South America as a result of the sale of Vehiculos. FUM expense increased $10 million, or 2 percent, in 2000 compared with 1999. The increase was due primarily to increased freight volumes in the Vehiculos operation, which was sold in 2001.

In thousands
-------------------------------------------------------------------------------
Years ended December 31                       2001            2000         1999

Depreciation expense                     $ 545,485         580,356      622,726
Gains on vehicle sales, net                (11,968)        (19,307)     (55,961)
Equipment rental                           427,024         373,157      263,484
-------------------------------------------------------------------------------

Depreciation expense decreased by $35 million, or 6 percent, in 2001 compared with 2000. Depreciation expense decreased by $42 million, or 7 percent, in 2000 compared with 1999. Decreases in depreciation expense for both years resulted principally from sale-leaseback and other leasing transactions which increased the number of leased (compared with owned) vehicles in the Company's fleet. In 2001, the decrease in depreciation expense was partially offset by an increase in depreciation expense associated with the reduction of estimated residual values associated with certain classes of tractors.

     Gains on vehicle sales decreased $7 million, or 38 percent, in 2001 compared with 2000. Gains on vehicle sales decreased to $19 million in 2000 from $56 million in 1999. Decreases in gains on vehicle sales for both years were due to continuing weak demand in the used truck market. Such weakness began to impact the Company during the second quarter of 2000. During 2001, average sales proceeds per unit decreased by approximately 5 percent compared with 2000. However, the average book value per unit of units sold in 2001 was approximately 2 percent lower than that of units sold in 2000 as a result of the aforementioned increase in depreciation expense due to reductions in estimated residual values.

     The Company periodically reviews and adjusts residual values, reserves for guaranteed lease termination values and useful lives of revenue earning equipment based on current and expected operating trends and projected realizable values. See further discussion on depreciation and residual value guarantees at "Accounting Matters." The Company believes that its carrying values and estimated sales proceeds for revenue earning equipment are appropriate. However, a greater than anticipated decline in the market for used vehicles may require the Company to further adjust such values and estimates.

     Equipment rental primarily consists of rental costs on revenue earning equipment. Equipment rental costs increased 14 percent in 2001 and 42 percent in 2000. The increases were due to sale-leaseback transactions, including securitization transactions, as well as increases in reserves for guaranteed lease termination values to reflect decreases in the estimated residual values of leased equipment.

In thousands
-------------------------------------------------------------------------------
Years ended December 31                            2001        2000        1999

Interest expense                               $118,549     154,009     187,176
Percentage of revenue                                 2%          3%          4%
-------------------------------------------------------------------------------

Interest expense decreased 23 percent in 2001 compared with 2000, due primarily to debt reductions associated with the use of proceeds from the aforementioned sale-leaseback transactions and generally lower interest rates compared with 2000. Interest expense decreased 18 percent in 2000 due primarily to lower commercial paper interest rates, debt reductions associated with the use of proceeds from the RPTS sale and the impact of sale-leaseback transactions completed beginning in December 1998.

In thousands
-------------------------------------------------------------------------------
Years ended December 31                            2001        2000        1999

Miscellaneous (income) expense, net            $ (1,334)      7,542      (8,825)
-------------------------------------------------------------------------------

The Company had net miscellaneous income of $1 million in 2001 compared with net miscellaneous expense of $8 million in 2000. The change was primarily due to lower costs related to the decreased use of the Company's revolving facility for the sale of trade receivables combined with increased servicing fee income related to administrative services provided to vehicle lease trusts related to the Company's securitization transactions. See "Financing and Other Funding Transactions" for further discussion on securitization transactions. The increase in servicing fee income in 2001 is a result of growth in serviced assets due to the securitization transaction executed in the first quarter of 2001. The Company recorded net miscellaneous expense in 2000 compared with net miscellaneous income in 1999. The growth in expense was due to an increase of $7 million in fees (due to an increase in dollar volume) related to the Company's trade receivables sale facility in 2000. Additionally, in 1999, such fees were offset by a $5 million gain on the sale of non-operating property and $4 million of interest income earned on temporarily investing the proceeds from the RPTS sale.

In thousands
-------------------------------------------------------------------------------
Years ended December 31                            2001        2000        1999

Unusual items:
   Restructuring and other charges, net        $116,564      42,014      52,093
   Year 2000 expense                                 --          --      24,050
-------------------------------------------------------------------------------
                                               $116,564      42,014      76,143
===============================================================================

In 2001, restructuring and other charges increased to $117 million from $42 million in 2000. Restructuring and other charges totaled $42 million in 2000 compared with $52 million in 1999. See "Restructuring and Other Charges, Net" for further discussion.

In thousands
-------------------------------------------------------------------------------
Years ended December 31                            2001        2000        1999

Provision for income taxes                     $ 12,028      52,289      44,577
-------------------------------------------------------------------------------

The effective income tax rate is the provision for income taxes as a percentage of earnings from continuing operations before income taxes. The Company's effective tax rate was 39.2 percent in 2001, 37.0 percent in 2000 and 37.9 percent in 1999. The higher effective tax rate in 2001 resulted primarily from an increase in net non-deductible items, principally the write down of goodwill, included in restructuring and other charges. The increase in the Company's effective tax rate was partially offset by a permanent reduction in corporate tax rates in Canada. This resulted in a one-time reduction in the Company's related deferred taxes of approximately $7 million. The Company believes the impact of this tax rate change on its future effective income tax rate will be nominal. Canadian operations represented approximately 6 percent of the Company's revenue in 2001.

RESTRUCTURING AND OTHER CHARGES, NET

In 2001, the Company recorded pre-tax restructuring and other charges of $117 million. The components of charges in 2001, 2000 and 1999 were as follows:

In thousands
-------------------------------------------------------------------------------
Years ended December 31                            2001        2000        1999

Restructuring charges (recoveries):
   Severance and employee-related costs:
      Shutdown of U.K. home
         delivery network                     $   2,593          --          --
      Other                                      27,845      (1,077)     16,500
-------------------------------------------------------------------------------
Total severance and employee-related costs       30,438      (1,077)     16,500
Facilities and related costs                      6,261      (2,009)      4,478
-------------------------------------------------------------------------------
                                                 36,699      (3,086)     20,978
Other charges (recoveries):
   Cancellation of IT project                    21,727          --          --
   Goodwill impairment                           13,823          --          --
   Shutdown of U.K. home
      delivery network                           12,862          --          --
   Contract termination costs                    11,204          --          --
   Strategic consulting fees                      8,586         958       3,935
   Asset write-downs                              7,273      41,100      14,215
   Write-down of software licenses                5,311          --          --
   Loss on the sale of business                   3,512          --          --
   Start-up costs                                    --          --       7,970
   Other (recoveries) charges, net               (4,433)      3,042       4,995
-------------------------------------------------------------------------------
                                              $ 116,564      42,014      52,093
===============================================================================

     2001 Charges

     During the third quarter of 2001, the Company initiated the shutdown of Systemcare, Ryder's shared-user home delivery network in the U.K. The shutdown was initiated as a result of management's review of future prospects for the operation in light of historical and anticipated operating losses. Such review was performed in conjunction with its restructuring initiatives. The shutdown will be completed after meeting contractual obligations to current customers, which extend to December 31, 2002. The charge related to the Systemcare shutdown totaled $15 million and included severance and employee-related costs of $3 million. The remainder of the charge, reported in other charges (recoveries), includes a goodwill impairment of $11 million and asset impairment charges, primarily for specialized vehicles to be disposed of within 12 months after the shutdown of Systemcare's operations, of $2 million.

     In late 2000, the Company communicated to its employees its planned strategic initiatives to reduce Company expenses. As part of such initiatives, the Company reviewed employee functions and staffing levels to eliminate redundant work or otherwise restructure work in a manner that led to a workforce reduction. The process resulted in terminations of over 1,400 employees during 2001. Other severance and employee-related costs of $28 million included in 2001 represent termination benefits to employees whose jobs were eliminated as part of this review.

     During 2001, the Company identified more than 55 facilities in the U.S. and in other countries to be closed in order to improve profitability. Facilities and related costs of $6 million in 2001 represent contractual lease obligations for closed facilities.

     Other charges (recoveries) represent asset impairments and other unusual costs associated with the Company's strategic restructuring initiatives.

     In the third quarter of 2001, the Company cancelled an information technology (IT) project in its FMS business segment. The charge of $22 million represents the write-down of software licenses, development costs and assets related to the project that had no future economic benefit.

     During the fourth quarter of 2001, the Company identified certain operating units for which current circumstances indicated that the carrying amount of long-lived assets, in particular, goodwill, may not be recoverable. The Company assessed the recoverability of these long-lived assets and determined that the goodwill related to these operating units was not recoverable. See "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements for the Company's policy on impairment of long-lived assets. In addition to the aforementioned goodwill impairment in the Systemcare operations, goodwill impairment charges in 2001, all of which related to SCS operating units, are summarized as follows:

In thousands
--------------------------------------------------------------------------------
Ryder Argentina                                                          $ 9,130
Ryder Brazil                                                               3,706
Other                                                                        987
--------------------------------------------------------------------------------
                                                                         $13,823
================================================================================

Goodwill impairment in Ryder Argentina was triggered by the significant adverse change in the business climate in Argentina in the fourth quarter of 2001 that led to a devaluation of the Argentine Peso, breakdowns in the Argentine banking system and repeated turnover in the country's leadership. These factors, combined with a history of operating losses and anticipated future operating losses, led to goodwill impairment. Goodwill of $9 million was considered impaired and was written-down in December 2001. At December 31, 2001, Ryder Argentina had total assets of $8 million and total equity of $4 million. The Company is currently committed to continuing to operate in Argentina in order to serve its global accounts, which it believes are profitable when considered on a worldwide basis.

     During the fourth quarter of 2001, the Company reviewed goodwill associated with its remaining investment in Ryder Brazil for impairment. Subsequent to the sale of Vehiculos, as discussed below, the Company made a significant effort to restructure the operations of Ryder Brazil. However, such restructuring was not sufficient to offset the impact of lost business, the side effects of the Argentine economic crisis and the marginal historical and anticipated cash flows related to the remaining business. At December 31, 2001, Ryder Brazil had total assets of $18 million and total equity of $6 million. Like Argentina, the Company is currently committed to operate in Brazil in order to serve its global accounts, which it believes are profitable when considered on a worldwide basis. As a result of the Company's analysis, goodwill of $4 million was considered impaired and was written-down in December 2001.

     In 2001, as part of its restructuring initiatives, the Company reached an agreement with Accenture LLP ("Accenture") to transition certain IT services previously delivered by Accenture under contract to Ryder. Contract termination costs of $11 million represent termination penalties and the write-down of certain prepaid expenses associated with the Accenture relationship.

     Strategic consulting fees of $9 million were incurred during 2001 in relation to the aforementioned strategic initiatives. Such consulting engagements were completed by the end of 2001.

     The Company's strategic initiatives during 2001 resulted in asset write-downs of $7 million primarily for owned real estate, operating property and technology that would no longer be used in the business. These assets are planned to be disposed of within the next 12 months.

     An investment of $5 million in certain license agreements for supply chain management software was written down in 2001 because the software no longer had a viable business or customer application in light of the Company's restructuring initiatives.

     During the quarter ended March 31, 2001, the Company sold Vehiculos for $14 million and incurred a loss of $4 million on the sale of the business.

     Other net recoveries in 2001 primarily represent $3 million in recoveries from an insurance settlement attributed to a previously sold business combined with a gain of $2 million recorded in the first quarter of 2001 on the sale of the corporate aircraft.

     The Company estimates pre-tax cost savings of approximately $22 million on 2002 earnings as a result of the 2001 restructuring initiatives. These savings are expected to be realized primarily in operating expense and salaries and employee-related costs.

     2000 Charges

     In 2000, severance and employee-related costs that had been recorded in the 1999 restructuring were reversed due to refinements in estimates. Facilities and related costs reflect $2 million of recoveries in 2000 for charges recorded in the 1999 and 1996 restructuring.

     A charge of $958,000 for consulting fees was incurred during 2000 related to the completion of the Company's 1999 profitability improvement study.

     In 2000, an asset write-down of $41 million resulted from the rapid industry-wide downturn in the market for new and used "Class 8" vehicles (the largest heavy-duty tractors and straight trucks) which led to a decrease in the market value of used tractors during the second half of 2000. The Company's unsold Class 8 inventory consists of units previously used by customers of the FMS segment. Approximately $15 million of the charge related to tractors held for sale and identified in 2000 as increasingly undesirable and unmarketable due to lower-powered engines or a potential lack of future support for parts and service. The remainder of the charge related to other owned and leased tractors held for sale for which estimated fair value less costs to sell declined below carrying value (or termination value, which represents the final payment due to lessors, in the case of leased units) in 2000. These charges were slightly offset with gains of $570,000 on vehicles sold in the U.K. during 2000, for which an impairment charge had been recorded in the 1999 restructuring.

     During 2000, the Company settled long-standing litigation with a former customer, OfficeMax, relating to a logistics services agreement that was terminated in 1997. In 2000, other net charges includes $4 million in impairment charges related to the write-down, net of recoveries, of certain assets related to the OfficeMax contract offset by $1 million in the reversal of certain other charges recorded in the 1999 restructuring.

     1999 Charges

     During 1999, the Company implemented several restructuring initiatives designed to improve profitability and align the organizational structure with the strategic direction of the Company. The restructuring initiatives resulted in identification of approximately 250 employees whose jobs were terminated. Contractual lease obligations associated with facilities to be closed as a result of the restructuring amounted to $4 million. Strategic consulting fees of $4 million were incurred during 1999 in relation to that year's restructuring initiatives.

     The Company also recorded asset impairments of $14 million in 1999 for certain classes of specialized used vehicles, real estate and other assets held for sale and software development projects that would not be implemented or further utilized in the future. The Company also identified certain assets that would be sold or for which development would be abandoned as a result of the restructuring. During 1999, the Company also restructured its FMS operations in the U.K. following the 1998 decision to retain the business.

     In conjunction with the 1999 restructuring, the Company formed a captive insurance subsidiary under which the Company's various self-insurance programs are administered. Costs incurred related to the start-up of this entity totaled $8 million. The Company also recorded $5 million for other costs incurred in connection with the restructuring initiatives.

     See "Restructuring and Other Charges, Net" in the Notes to Consolidated Financial Statements for additional discussion.

OPERATING RESULTS BY BUSINESS SEGMENT

In thousands
-------------------------------------------------------------------------------
Years ended December 31                        2001          2000          1999

Revenue:
   Fleet Management Solutions:
      Full service lease and
         program maintenance            $ 1,855,865     1,865,345     1,816,599
      Commercial rental                     468,438       523,776       540,734
      Fuel                                  658,325       773,320       587,193
      Other                                 369,912       393,549       362,718
-------------------------------------------------------------------------------
                                          3,352,540     3,555,990     3,307,244
      Supply Chain Solutions              1,453,881     1,595,252     1,441,029
      Dedicated Contract Carriage           534,962       551,706       531,642
      Eliminations                         (335,260)     (366,156)     (327,711)
-------------------------------------------------------------------------------
Total revenue                           $ 5,006,123     5,336,792     4,952,204
===============================================================================

In thousands
-------------------------------------------------------------------------------
Years ended December 31                          2001          2000        1999

Contribution margin:
   Fleet Management Solutions               $ 339,326       382,851     372,164
   Supply Chain Solutions                      51,236        65,484      54,832
   Dedicated Contract Carriage                 57,679        60,828      59,633
   Eliminations                               (36,989)      (41,888)    (40,280)
-------------------------------------------------------------------------------
                                              411,252       467,275     446,349
   Central Support Services                  (263,982)     (283,940)   (252,712)
   Restructuring and other charges, net      (116,564)      (42,014)    (52,093)
   Year 2000 expense                               --            --     (24,050)
Earnings from continuing operations
   before income taxes                      $  30,706       141,321     117,494
===============================================================================

Management evaluates business segment financial performance based upon several factors, of which the primary measure relied upon is contribution margin. Contribution margin represents each business segment's revenue, less direct costs and direct overheads related to the segment's operations. Business segment contribution margin for all segments (net of eliminations), less CSS expenses and restructuring and other charges, is equal to earnings from continuing operations before income taxes. CSS are those costs incurred to support all business segments, including sales and marketing, human resources, finance, shared management information systems, customer solutions, health and safety, legal and communications.

     Contribution margin related to inter-segment equipment and services billed to customers (equipment contribution) is included in both FMS and the business segment which served the customer, then eliminated (presented as "Eliminations"). Equipment contribution included in SCS contribution margin in 2001, 2000 and 1999 was $17 million, $20 million and $19 million, respectively. Equipment contribution included in DCC contribution margin in 2001, 2000 and 1999 was $20 million, $22 million and $21 million, respectively. Interest expense is primarily allocated to the FMS business segment since such borrowings are used principally to fund the purchase of revenue earning equipment used in FMS.

     These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

     Fleet Management Solutions

     FMS revenue decreased 6 percent in 2001 compared with 2000. Full service lease and program maintenance revenue remained relatively flat in 2001 compared with 2000. The Company anticipates generally flat to slightly lower full service lease and program maintenance revenue in 2002 due to negative net sales over recent periods primarily as a result of the slowing U.S. economy as well as decreases in variable billings, which are generally a function of total miles run by leased vehicles. Net sales takes into consideration new business with new or existing customers and revenue changes with existing customers due to replacement vehicles or rate changes, net of full service leases that reach the end of their term during the reported period.

     All elements of commercial rental revenue (consisting of pure rental, lease extra and await new lease revenue) decreased in 2001 compared with 2000. In the U.S., pure rental revenue (total rental revenue less rental revenue related to units provided to full service lease customers) decreased 5 percent to $184 million in 2001 compared with 2000 due to the slowing economy. Lease extra revenue represents revenue on rental vehicles provided to existing full service lease customers generally during peak periods in their operations. In the U.S., lease extra revenue decreased 17 percent to $116 million in 2001. Await new lease revenue represents revenue on rental vehicles provided to new full service lease customers who have not taken delivery of full service lease units. In 2001, await new lease revenue decreased 47 percent to $18 million in the U.S. Such revenue declines were due to lower utilization, a decrease in the number of units in the rental fleet and shorter lead times to place full service lease vehicles into service compared with 2000. Rental fleet utilization was 66 percent in 2001, compared with 71 percent in 2000. Rental fleet utilization decreased less than rental revenue as a result of the implementation of planned reductions in the size of the rental fleet. Pure rental revenue, lease extra, await new lease and rental fleet utilization statistics are monitored for the U.S. only; however, management believes such metrics to be indicative of rental product performance for the Company as a whole. Fuel revenue decreased in 2001 due primarily to decreased sales volume and, secondly, due to reduced sales prices.

     FMS revenue increased 8 percent in 2000 compared with 1999. Full service lease and program maintenance revenue increased in 2000 compared with 1999 as a result of growth in both fleet size and average revenue per unit. Commercial rental revenue decreased in 2000 compared with 1999 due to increased revenue in 1999 as a result of a backlog in the arrival of new vehicles for full service lease customers. Rental vehicles were provided to these customers until new full service lease vehicles arrived and were prepared for use. In 2000, fuel revenue increased as a result of increases in fuel prices. FMS realized minimal changes in margin as a result of fuel price increases.

     Contribution margin as a percentage of dry revenue (revenue excluding fuel) decreased to 13 percent in 2001 compared with 14 percent in 2000 and was flat in 2000 compared with 1999. The decrease in 2001 was attributable to the decrease in gains from the sale of equipment due to weakened used truck market demand, lower net pension income in 2001 compared with 2000 and decreased rental contribution margin resulting from the decline in rental revenue. In 2000, improvements in full service lease margins, decreased running costs and the impact of net pension income on benefits costs were offset by reduced gains in vehicle sales compared with 1999. Decreased running costs in 2000 were generally attributable to a decrease in the average age of the fleet. Pension income attributable to FMS from the Company's principal pension plan in the U.S. decreased by $33 million in 2001 compared with 2000 and increased by $27 million in 2000 compared with 1999.

     The Company's fleet of owned and leased revenue earning equipment is summarized as follows:

Number of Units
--------------------------------------------------------------------------------
December 31                                                 2001            2000

By type:
   Trucks                                                 66,000          66,800
   Tractors                                               52,400          56,400
   Trailers                                               46,700          48,500
   Other                                                   5,000           4,600
--------------------------------------------------------------------------------
                                                         170,100         176,300
================================================================================

By business:
   Full service lease                                    126,900         130,700
   Commercial rental                                      40,200          42,200
   Service and other vehicles                              3,000           3,400
--------------------------------------------------------------------------------
                                                         170,100         176,300
================================================================================

The totals in each of the tables above include the following non-revenue earning equipment:

Number of Units
--------------------------------------------------------------------------------
December 31                                                 2001            2000

Not yet earning revenue (NYE)                              1,200           2,400
No longer earning revenue (NLE):
   Units held for sale                                     5,200           5,100
   Other NLE units                                         4,700           3,200
--------------------------------------------------------------------------------
                                                          11,100          10,700
================================================================================

NYE units represent new units on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration units.

     NLE units represent units held for sale, as well as other units for which no revenue has been earned in the previous 30 days. These vehicles may be temporarily out of service, being prepared for sale or not rented due to lack of demand.

     Supply Chain Solutions

     SCS revenue decreased 9 percent in 2001 compared with 2000 mostly due to volume reductions in North America and Latin America as a result of the continued worldwide economic slowdown. In North America, volume reductions experienced in the Company's automotive operating unit were the result of reduced auto production. The electronics and high tech operating units saw reduced volumes due to slowed consumer demand in those sectors combined with lost business in 2001. Volume decreases in Latin America were due to the slowing economies in Brazil and Argentina and to the sale of Vehiculos in 2001. Additionally, revenue reductions occurred in 2001 due to the impact of exchange rates on translation of foreign subsidiaries, particularly in the U.K. and Brazil, as well as to lost business in the U.K. Such revenue decreases were partially offset by business expansion in Mexico and Asia. The Company's Asian operating unit was acquired at the end of the third quarter of 2000.

     SCS revenue increased 11 percent in 2000 compared with the previous year. Revenue growth in 2000 was due to expansion of business with existing customers and addition of new customers, particularly automotive suppliers, aerospace, electronics and technology companies.

     Contribution margin as a percentage of operating revenue decreased to 5 percent in 2001 compared with 6 percent in 2000. The decrease in contribution margin was due primarily to the previously mentioned volume reductions as a result of the current economic downturn, lost business and increased operating costs, particularly related to the Company's transportation management operations.

     Contribution margin as a percentage of operating revenue increased to 6 percent in 2000 compared with 5 percent in 1999. The improved contribution margin percentage in 2000 compared with 1999 was the result of improved performance in the Company's operations outside the U.S.

     Dedicated Contract Carriage

     DCC revenue decreased 3 percent in 2001 compared with 2000 due primarily to volume reductions as a result of the current economic downturn and lost business. DCC revenue increased 4 percent in 2000 compared with 1999. In 2000, such revenue growth was due to increased fuel costs billed to customers and net business growth. Contribution margin as a percentage of operating revenue remained relatively flat in 2001 compared with 2000 as a result of expanded business with certain existing customers partially offset by the impact of lost business and volume reductions in 2001. DCC contribution margin as a percentage of operating revenue was flat in 2000 compared with 1999.

     Central Support Services

     CSS expenses were as follows:

In thousands
--------------------------------------------------------------------------------
Years ended December 31                           2001         2000         1999

Sales and marketing                           $ 27,071       39,202       47,840
Human resources                                 21,911       21,001       17,775
Finance                                         53,464       57,097       53,600
Corporate services/public affairs                8,023       10,099       13,308
MIS                                             98,373       99,471       84,862
Customer solutions                              20,909       19,297       15,845
Health and safety                                9,046        9,840        8,964
Other                                           25,185       27,933       10,518
--------------------------------------------------------------------------------
Total CSS                                     $263,982      283,940      252,712
================================================================================

CSS decreased 7 percent in 2001 compared with 2000. The decrease in total CSS expense was due primarily to spending reductions in sales and marketing, corporate services and MIS expense as a result of the Company's expense reduction initiatives. Such initiatives in these areas included ending the Company's sponsorship of the Doral Ryder Open, the sale of the Company's corporate jet and reducing the spending rate for new technology projects, respectively.

     CSS increased 12 percent in 2000 compared with 1999 due to increased spending for MIS. Additionally, in 1999, CSS was reduced by a $5 million gain on a real estate sale as well as $4 million of interest income earned on temporarily investing the proceeds from the RPTS sale.

     Currently, contribution margin is the measure of segment financial performance that is primarily relied upon by management. In 2001, the Company began a project to allocate CSS expenses to each business segment, as appropriate. The objective is to provide management more clarity on the profitability of each business segment (similar to a "earnings before income taxes" or "NBT" measure) and, ultimately, to hold leadership of each business segment, and each operating segment within each business segment, accountable for their allocated share of CSS expenses. This new measure of segment profitability, "contribution margin after allocated CSS," is still under refinement by the Company and is being reported to the Company's chief operating decision-maker periodically. Beginning in 2002, the Company intends to complete its refinement of the allocation methodology and will utilize contribution margin after allocated CSS as its primary measurement of segment financial performance. However, the Company has decided to provide contribution margin after allocated CSS by business segment as additional information through the end of its refinement period which is year-end 2001.

     Certain costs are considered to be overhead not attributable to any segment and as such, remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, corporate communications, public affairs and certain executive compensation. Those CSS costs attributable to the business segments are generally allocated to FMS, SCS and DCC as follows:

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

The following table sets forth contribution margin for each of the Company's business segments after CSS allocation for 2001 and 2000 (such information is not available for 1999):

In thousands
--------------------------------------------------------------------------------
Years ended December 31                                      2001          2000

Contribution margin after allocated CSS:
   Fleet Management Solutions                           $ 187,965       219,759
   Supply Chain Solutions                                 (12,851)        3,918
   Dedicated Contract Carriage                             34,541        37,068
   Eliminations                                           (36,989)      (41,888)
--------------------------------------------------------------------------------
                                                          172,666       218,857
   Central Support Services (unallocated)                 (25,396)      (35,522)
   Restructuring and other charges, net                  (116,564)      (42,014)
--------------------------------------------------------------------------------
Earnings before income taxes                            $  30,706       141,321
================================================================================

DISCONTINUED OPERATIONS

On September 13, 1999, the Company completed the sale of RPTS for $940 million in cash and realized a $339 million after-tax gain ($4.94 per diluted common share). After-tax earnings from discontinued operations amounted to $12 million in 1999. The transaction generated gains from the settlement and curtailment of certain employee benefit and postretirement plans, offset by provisions for severance and direct transaction and other costs. The RPTS disposal has been accounted for as discontinued operations and accordingly, its operating results and cash flows are segregated and reported as discontinued operations in the accompanying consolidated financial statements.

FINANCIAL RESOURCES AND LIQUIDITY

     Cash Flows

     The following is a summary of the Company's cash flows from continuing operating, financing and investing activities:

In thousands
--------------------------------------------------------------------------------
Years ended December 31                          2001          2000        1999

Net cash provided by (used in):
   Operating activities                     $ 308,702     1,015,533     269,819
   Financing activities                      (319,699)     (363,599)   (527,848)
   Investing activities                         6,893      (642,957)    228,067
--------------------------------------------------------------------------------
Net cash flows from continuing operations   $  (4,104)        8,977     (29,962)
================================================================================

A summary of the individual items contributing to the cash flow changes is included in the Consolidated Statements of Cash Flows.

     The decrease in cash flow from operating activities in 2001 compared with 2000 was primarily attributable to decreases in the aggregate balance of trade receivables sold. As a result of the decrease in the aggregate balance of trade receivables sold, the Company's accounts receivable balance increased 39 percent to $556 million at December 31, 2001 compared with December 31, 2000. Cash used in financing activities slightly decreased in 2001 compared with 2000 as the Company's increased net borrowings were almost offset by decreased use of its commercial paper program due primarily to interest rate decreases in the Company's other funding facilities compared with the Company's commercial paper program. The increase in cash provided by investing activities in 2001 compared with 2000 was attributable to lower capital expenditures in 2001. Higher proceeds provided from the sale-leaseback of revenue earning equipment in 2001 (see "Financing and Other Funding Transactions") were offset by decreased proceeds from the sales of property and revenue earning equipment primarily due to continued weak demand in the used truck market.

     Cash provided by operating activities increased in 2000 compared with 1999 primarily due to increases in trade receivables sold in 2000 and lower working capital needs in 1999. Cash used in financing activities decreased in 2000 compared with 1999. During 1999, cash of $528 million was used in financing activities, primarily to repurchase $275 million of common stock and reduce debt by $220 million. The stock repurchase program was completed in 1999 and there was no such program in 2001 or 2000. Cash used in investing activities was $643 million compared with cash provided by investing activities of $228 million in 1999. In 1999, cash provided by investing activities was the result of proceeds from the RPTS sale. After adjusting for such proceeds, cash used in investing activities decreased in 2000 compared with 1999 primarily as a result of reduced levels of capital expenditures.

     The following is a summary of capital expenditures:

In thousands
--------------------------------------------------------------------------------
Years ended December 31                           2001         2000         1999

Revenue earning equipment                   $  579,320    1,186,787    1,627,206
Operating property and equipment                77,277      101,997      107,013
--------------------------------------------------------------------------------
                                            $  656,597    1,288,784    1,734,219
================================================================================

The decrease in capital expenditures in 2001 was principally due to reduced demand for new units as well as increased pricing discipline over new business, which has resulted in fewer sales but improved margins on business sold. The Company has worked to improve controls over capital expenditures and reduce the volume of early terminations of full service leases compared with 2000. In contrast to 2000, the Company is pursuing a strategy of extending certain full service leases rather than leasing new units. This allows the Company to further control capital expenditures while frequently providing customers with vehicles at favorable pre-owned rates compared with rates on new units. The Company expects to fund 2002 capital expenditures with internally generated funds and borrowings. Such capital expenditures are anticipated to be approximately $580 million in 2002.

     The decrease in capital spending in 2000 was planned based upon the significant increase in capital spending and fleet replacement in FMS that took place during the first half of 1999. Capital spending for 1999 was consistent with management's expectations of anticipated growth and fleet replacement in full service leasing and commercial rental. However, capital spending was significantly above plan during the first half of 1999. The excess spending reflected higher than anticipated requirements for replacement.

     No acquisitions were completed in 2001. During 2000 and 1999, the Company completed a few immaterial acquisitions, each of which was accounted for using the purchase method of accounting. Total consideration for these acquisitions was $28 million in 2000 and $13 million in 1999. The Company will continue to evaluate selective acquisitions in FMS and SCS in 2002.

     Financing and Other Funding Transactions

     Ryder utilizes external capital to support growth in its asset-based product lines. The Company has a variety of financing alternatives available to fund its capital needs. These alternatives include long-term and medium-term public and private debt, including asset-backed securities, bank term loans and leasing arrangements as well as fixed-rate and variable-rate financing available through bank credit facilities, commercial paper and receivable conduits. The Company also periodically enters into sale-leaseback agreements on revenue earning equipment, which are primarily accounted for as operating leases.

     Debt totaled $1.7 billion at the end of 2001 compared with $2.0 billion at the end of 2000. The decrease in debt in 2001 was principally due to repayment of $100 million in debentures in addition to a decrease of $231 million in commercial paper borrowings, which were repaid with proceeds of sale-leaseback transactions described below. In addition to the Company's reduced debt in 2001, receivables sold decreased $235 million in 2001 compared with 2000. Decreased debt levels and reduced overall funding needs were generally the result of reduced levels of capital expenditures on revenue-earning equipment.

     Debt totaled $2.0 billion at the end of 2000 compared with $2.4 billion at the end of 1999. The decrease in debt in 2000 was principally due to repayment of $426 million in medium-term notes, net of an increase of $108 million in commercial paper borrowing. The Company's reduced debt in 2000 was also due to an increase of $270 million of trade receivables sold in 2000 compared with 1999.

     The Company's debt ratings as of December 31, 2001 were as follows:

-----------------------------------------------------------------------------
                                                            Short        Long
                                                             Term        Term

Moody's Investors Service                                      P2        Baa1
Standard & Poor's Ratings Group                                A2         BBB
Fitch Ratings                                                  F2        BBB+
-----------------------------------------------------------------------------

A downgrade of the Company's debt below investment grade level would limit the Company's ability to issue commercial paper and would result in the Company no longer having the ability to sell trade receivables under the agreement described below. As a result, the Company would have to rely on other established funding sources described below.

     The Company's debt-to-equity and related ratios were as follows:

--------------------------------------------------------------------------------
December 31                                                 2001          2000

Debt to equity                                              139%          161%
Total obligations to equity                                 199%          258%
Total obligations to equity, including securitizations      234%          275%
--------------------------------------------------------------------------------

Debt to equity consists of the Company's on-balance sheet debt for the period divided by total equity. Total obligations to equity represents debt plus the following off-balance sheet funding, all divided by total equity:

     .    Receivables sold
     . The present value of minimum lease payments and guaranteed residual values under operating leases for equipment, discounted at the interest rate implicit in the lease

Total obligations to equity, including securitizations consists of total obligations, described above, plus the present value of contingent rentals under the Company's securitizations (assuming customers make all lease payments on securitized vehicles when contractually due), discounted at the average interest rate paid to investors in the trust, all divided by total equity.

     The decrease in all of the above ratios in 2001 was driven by the Company's reduced funding needs as a result of decreases in purchases of revenue earning equipment. For 2002, the Company anticipates additional reductions in each of these ratios due to expected improvements in operating cash flow and reduced cash needs due to planned further reductions in capital expenditures.

     During 2001, the Company replaced its $720 million global revolving credit facility with a new $860 million global revolving credit facility. The new facility is composed of $300 million which matures in May 2002 and is renewable annually (and is in the process of being renewed), and $560 million which matures in May 2006. The primary purposes of the credit facility are to finance working capital and provide support for the issuance of commercial paper. At the Company's option, the interest rate on borrowings under the credit facility is based on libor, prime, federal funds or local equivalent rates. The credit facility's annual facility fee ranges from 12.5 to 15.0 basis points applied to the total facility of $860 million based on the Company's current credit ratings. Foreign borrowings of $100 million were outstanding under the facility at December 31, 2001. In order to maintain availability of funding, the global revolving credit facility requires the Company to maintain a ratio of debt to consolidated tangible net worth, as defined, of less than or equal to 300 percent. The ratio at December 31, 2001 was 117 percent.

     In September 1998, the Company filed an $800 million shelf registration statement with the Securities and Exchange Commission (SEC). Proceeds from debt issues under the shelf registration are available for capital expenditures, debt refinancing and general corporate purposes.

     The Company participates in an agreement, as amended from time to time, to sell with limited recourse up to $375 million of trade receivables on a revolving basis. This agreement expires in July 2004. The Company sells the receivables in order to fund the Company's operations, particularly when the cost of such sales is cost effective compared with other means of funding, notably, commercial paper. The receivables are sold first to a bankruptcy remote special purpose entity, Ryder Receivables Funding LLC ("RRF LLC"), that is included in the Company's consolidated financial statements. RRF LLC then sells certain receivables to unrelated commercial entities at a loss, which approximates the purchaser's financing cost of issuing its own commercial paper backed by the trade receivables over the period of anticipated collection. The Company is responsible for servicing receivables sold but has no retained interests. At December 31, 2001 and 2000, the outstanding balance of receivables sold pursuant to this agreement was $110 million and $345 million, respectively. Losses on receivable sales associated with this program were $9 million in 2001, $17 million in 2000 and $10 million in 1999 and are included in miscellaneous (income) expense, net. The Company maintains an allowance for doubtful receivables based on the expected collectibility of all receivables, including receivables sold. The decrease in trade receivables sold since December 31, 2000 is due to a reduced need for cash as a result of the sale-leaseback transaction completed in 2001 (described below) as well as increased use of the Company's other funding facilities. See "Receivables" in the Notes to Consolidated Financial Statements for a further discussion on the Company's sale of receivables.

     As of December 31, 2001 the Company had the following amounts available to fund operations under the aforementioned facilities:

In millions
--------------------------------------------------------------------------------

Global revolving credit facility ($300 limited to less than one year)       $550
Shelf registration statement                                                 337
Trade receivables facility                                                   265
--------------------------------------------------------------------------------

The Company believes such facilities, along with the Company's commercial paper program and other funding sources, will be sufficient to fund operations in 2002.

     In addition to the financing activities described above, the Company executes sale-leaseback transactions with third-party financial institutions as well as with substantive special purpose entities ("SPEs") which facilitate sale-leaseback transactions with multiple third-party investors ("securitizations"). In general, sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense.

     Sale-leaseback transactions (including securitizations) are generally executed from time to time for the following reasons:

     .    To lower the total cost of funding the Company's operations
     . To diversify the Company's funding among different classes of investors (e.g. regional banks, pension plans, insurance companies, etc.)
     . To diversify the Company's funding among different types of funding instruments

Proceeds from sale-leaseback transactions were $411 million, $373 million and $594 million in 2001, 2000 and 1999, respectively. Included in the sale-leaseback transactions in 2001 and 1999 were vehicle securitization transactions in which the Company sold a beneficial interest in certain leased vehicles to separately rated and unconsolidated vehicle lease trusts and subsequently entered into an operating lease ("program operating lease") with those trusts. A prospectus for each transaction is on file with the SEC. Such securitizations generated cash proceeds of $411 million and $294 million in 2001 and 1999, respectively. The vehicles were sold for approximately their carrying value. The Company retained an interest in the vehicle lease trusts in the form of subordinated notes issued at the date of each sale. The Company has provided credit enhancement for each sale in the form of a one-time up front cash reserve deposit and a pledge of the subordinated notes, including interest thereon, as additional security for the trusts to the extent that payments under the program operating leases are not made due to delinquencies and incurred losses under the program operating leases and related vehicle sales. The trusts rely on collections from the program operating leases, sales proceeds from the disposition of such vehicles and cash reserve funds to make payments to investors. The trusts are solely liable for such payments to investors, who are all independent of the Company. Other than the credit enhancement noted above, the Company does not guarantee investors' interests in the securitization trusts. See "Leases" in the Notes to Consolidated Financial Statements for a further discussion on the Company's securitization transactions.

     The following table summarizes the Company's undiscounted on and off-balance sheet contractual cash obligations and contingent rentals at December 31, 2001:

In thousands
----------------------------------------------------------------------------------------------------
                             2002      2003      2004      2005      2006    Thereafter        Total
Long-term debt           $312,531   118,694   161,194   201,545   491,736       407,347    1,693,047
Capital leases              4,556     3,609     4,075     3,115       282            --       15,637
----------------------------------------------------------------------------------------------------
   Total debt             317,087   122,303   165,269   204,660   492,018       407,347    1,708,684

Operating leases /(a)/    364,419   280,123   120,765    66,990    47,831        97,227      977,355
----------------------------------------------------------------------------------------------------
   Total contractual
   cash obligations       681,506   402,426   286,034   271,650   539,849       504,574    2,686,039

Contingent
   rentals /(b)/          128,191   118,932   102,082    74,342    33,590         8,227      465,364
----------------------------------------------------------------------------------------------------
Total                    $809,697   521,358   388,116   345,992   573,439       512,801    3,151,403
====================================================================================================

/(a)/ The amounts in the previous table are based upon the assumption that revenue earning equipment will remain on lease for the length of time specified by the respective lease agreements. No effect has been given to renewals, cancellations, contingent rentals or future rate changes, except as described below for vehicle securitization transactions.

/(b)/ Contingent rentals relate to the Company's vehicle securitization transactions. The timing and amount of payment of rent by the Company for securitized vehicles is dependent on the timing and amount of payments received from the Company's customers for use of such vehicles, as stipulated by the program operating lease. For purposes of this presentation, the Company has assumed that the full monthly payment for each vehicle is received from the customer exactly when such payment is due, and that there are no defaults, prepayments or early termination of leases between the Company and its customers. Contingent rentals in the table above are estimated based upon this assumption. The actual amount and timing of contingent rentals paid by the Company may vary from that assumed above.

Certain of the Company's agreements for the sale and operating leaseback of revenue earning equipment contain purchase and/or renewal options as well as limited guarantees of the lessor's residual value ("residual value guarantees"). The Company's reserve for residual value guarantees was $44 million at December 31, 2001. See discussion on depreciation and rental of revenue earning equipment at "Accounting Matters" for a further discussion on residual value guarantees.

     At December 31, 2001, the Company had letters of credit outstanding totaling $115 million, which primarily guarantee certain insurance activities. Certain of these letters of credit guarantee insurance activities associated with insurance claim liabilities transferred in conjunction with the sale of certain businesses reported as discontinued operations in previous years. To date, such insurance claims, representing per claim deductibles payable under third-party insurance policies, have been paid by the companies that assumed such liabilities. However, if all or a portion of such assumed claims of approximately $20 million are unable to be paid, the third-party insurers may have recourse against certain of the outstanding letters of credit provided by the Company in order to satisfy the unpaid claim deductibles.

     Market Risk

     In the normal course of business, the Company is exposed to fluctuations in interest rates, foreign exchange rates and fuel prices. The Company manages such exposures in several ways, including, in certain circumstances, the use of a variety of derivative financial instruments when deemed prudent. The Company does not enter into leveraged derivative financial transactions or use derivative financial instruments for trading purposes.

     Exposure to market risk for changes in interest rates relates primarily to debt obligations. The Company's interest rate risk management program objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. The Company manages its exposure to interest rate risk through the proportion of fixed rate and variable rate debt in the total debt portfolio. From time to time, the Company also uses an interest rate swap and cap agreements to manage its fixed rate and variable rate exposure and to better match the repricing of its debt instruments to that of its portfolio of assets. At December 31, 2001, an interest rate swap agreement with a notional value of $22 million was outstanding, which was accounted for as a cash flow hedge of fixed rate debt. No interest rate swap or cap agreements were outstanding at December 31, 2000.

     The following tables summarize debt obligations outstanding as of December 31, 2001 and 2000 expressed in U.S. dollar equivalents. The tables show the amount of debt, including current portion, and related weighted average interest rates by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2001 and 2000. This information should be read in conjunction with the "Debt" note to the consolidated financial statements.

                                                                  Expected Maturity Date
------------------------------------------------------------------------------------------------------------------------------
2001                                                          Years ended December 31
In thousands                                 2002     2003     2004      2005      2006   Thereafter        Total   Fair Value
------------------------------------------------------------------------------------------------------------------------------
Fixed-rate debt:
  Dollar denominated                    $ 166,227   75,591   72,099   199,995   150,317      407,347    1,071,576    1,065,624
    Average interest rate                    6.93%    7.00%    7.07%     7.12%     7.25%        7.42%
  Pound Sterling denominated               50,960       --       --        --    21,840           --       72,800       73,907
    Average interest rate                    7.05%    6.39%    6.39%     6.39%     6.39%          --
  Canadian Dollar denominated              15,705   40,833   15,705        --        --           --       72,243       77,156
    Average interest rate                    6.58%    6.43%    6.51%       --        --           --
  Other                                     2,128    2,124    1,550     1,550     9,999           --       17,351       17,098
    Average interest rate                    4.90%    4.85%    4.79%     4.84%     4.72%          --
Variable-rate debt:
  Dollar denominated/(a)/                  25,000       --   50,000        --   215,309           --      290,309      290,309
    Average interest rate                    2.90%    4.94%    6.18%     6.54%     6.79%          --
  Pound Sterling denominated               42,952       --   21,840        --    36,400           --      101,192      101,192
    Average interest rate                    5.32%    6.30%    6.51%     6.38%     6.17%          --
  Canadian Dollar denominated                  --       --       --        --    57,871           --       57,871       57,871
    Average interest rate                    2.47%    3.93%    5.29%     5.94%     6.16%          --
  Other                                     9,559      146       --        --        --           --        9,705        9,705
    Average interest rate                    5.74%   10.00%      --        --        --           --
                                                                                                       -----------------------
Total Debt (excluding capital leases)                                                                  $1,693,047    1,692,862
                                                                                                       =======================

/(a)/ Includes commercial paper which is assumed to be renewed through May 2006 .. As discussed in the "Debt" note to the consolidated financial statements, the commercial paper program is supported by the Company's $860 million global credit facility which is composed of $300 million which matures in May 2002 and is renewable annually, and $560 million which matures in March 2006 . The Company classified commercial paper borrowings as long-term debt in the consolidated balance sheets at December 31, 2001 and 2000.

                                                                  Expected Maturity Date
------------------------------------------------------------------------------------------------------------------------------
2000                                                               Years ended December 31
In thousands                                2001      2002     2003      2004      2005   Thereafter        Total   Fair Value
------------------------------------------------------------------------------------------------------------------------------
Fixed-rate debt:
  Dollar denominated                    $264,300   166,324   75,591    72,099   199,962      406,973    1,185,249   1,120,611
    Average interest rate                   7.00%     6.96%    7.04%     7.13%     7.21%        7.52%
  Pound Sterling denominated              22,397    74,655       --        --        --           --       97,052      98,186
    Average interest rate                   8.13%     7.91%      --        --        --           --
  Canadian Dollar denominated             10,008    33,360   30,024    13,344        --           --       86,736      90,325
    Average interest rate                   6.64%     6.57%    6.24%     6.25%       --           --
  Other                                    4,238     1,363    1,360       723       723          723        9,130       9,070
    Average interest rate                   6.77%     5.97%    6.11%     6.31%     6.31%        6.31%
Variable-rate debt:
  Dollar denominated                          --   447,340    5,000        --        --           --      452,340     452,340
    Average interest rate                   6.21%     5.61%    6.26%       --        --           --
  Pound Sterling denominated               8,212    61,217       --        --        --           --       69,429      69,429
    Average interest rate                   5.78%     5.64%      --        --        --           --
  Canadian Dollar denominated             67,387        --       --        --        --           --       67,387      67,387
    Average interest rate                   6.22%       --       --        --        --           --
  Other                                   27,440     1,596      123        --        --           --       29,159      29,159
    Average interest rate                   6.77%     6.64%    9.25%       --        --           --
                                                                                                       ----------------------
Total Debt (excluding capital leases)                                                                  $1,996,482   1,936,507
                                                                                                       ======================

Exposure to market risk for changes in foreign exchange rates relates primarily to foreign operations' buying, selling and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. The Company manages its exposure to foreign exchange rate risk related to foreign operations' buying, selling and financing in currencies other than local currencies by naturally offsetting assets and liabilities not denominated in local currencies. The Company also uses foreign currency option contracts and forward agreements from time to time to hedge foreign currency transactional exposure. No foreign currency option contracts or forward agreements were outstanding at December 31, 2001 or 2000.

     The Company does not generally hedge the translation exposure related to its net investment in foreign subsidiaries, since the Company generally has no near-term intent to repatriate funds from such subsidiaries. Based on the overall level of transactions denominated in other than local currencies, the lack of transactions between the Company and its foreign subsidiaries and the level of net investment in foreign subsidiaries, the exposure to market risk for changes in foreign exchange rates is not material.

     Exposure to market risk for fluctuations in fuel prices relates to a portion of the Company's service contracts for which the cost of fuel is integral to service delivery and the service contract does not have a mechanism to adjust for increases in fuel prices. As of December 31, 2001, the Company had various fuel purchase arrangements in place to ensure delivery of fuel at market rates in the event of fuel shortages. None of the Company's current fuel purchase arrangements fix the price of fuel to be purchased and as such the Company is exposed to fluctuations in fuel prices. Increases and decreases in the price of fuel are generally passed on to customers and have only a minor effect on contribution margins. The Company believes the exposure to fuel price fluctuations would not materially impact the Company's results of operations, cash flows or financial position.

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

     Capital expenditures related to these programs totaled approximately $2 million in 2001 and 2000. The Company incurred environmental expenses of $7 million, $5 million and $10 million in 2001, 2000 and 1999, respectively, which included remediation costs as well as normal recurring expenses, such as licensing, testing and waste disposal fees. The increase in expenses in 2001 reflected the impact of lower claim recoveries compared with 2000. Lower environmental expenses in 2000 resulted from increased claim recoveries and a decrease in the number of projects compared with 1999.

     The ultimate cost of the Company's environmental liabilities cannot presently be projected with certainty due to the presence of several unknown factors, primarily the level of contamination, the effectiveness of selected remediation methods, the stage of management's investigation at individual sites and the recoverability of such costs from third parties. Based upon information presently available, management believes that the ultimate disposition of these matters, although potentially material to the results of operations in any single year, will not have a material adverse effect on the Company's financial condition or liquidity. See "Environmental Matters" in the Notes to Consolidated Financial Statements for further discussion.

EURO CONVERSION

On January 1, 1999, the participating countries of the European Union adopted the Euro as their common legal currency. On January 1, 2002, the Euro began circulation within the participating countries, with the existing national currencies continuing as legal tender through February 28, 2002, at which time the existing national currencies were completely removed from circulation. The Euro was adopted as functional currency in the operations of the Company's subsidiaries in Germany and Netherlands. At December 31, 2001, total assets were $22 million and $2 million in Germany and Netherlands, respectively, and equity was $16 million and $1 million in Germany and Netherlands, respectively. Due to the nature and small magnitude of current international operations affected by the Euro conversion, conversion to the Euro did not have a material impact on the Company's results of operations, cash flows or financial position.

ACCOUNTING MATTERS

     Critical Accounting Policies

     The Company's significant accounting policies are described in the footnotes to the Company's financial statements. Certain of these policies are considered to be "critical." That is, they are both the most important to the financial presentation of the Company's financial condition and results, and they require management's most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

     The following discussion, which should be read in conjunction with the descriptions in the Notes to Consolidated Financial Statements, is furnished for additional insight into certain accounting policies that management considers to be critical.

Self-Insurance Reserves: Management uses a variety of statistical and actuarial methods that are widely used and accepted in the insurance industry to estimate required self-insurance reserves. In applying these methods and assessing their results, management considers such factors as frequency and severity of claims, claim development and payment patterns and changes in the nature of the Company's business, among other factors. On an annual basis, the Company's self-insurance reserves are reviewed for reasonableness by third-party actuaries. The Company's estimates may be impacted by such factors as increases in the market price for medical services, unpredictability of the size of jury awards and limitations inherent in the estimation process, among other factors. While management believes that self-insurance reserves are adequate, there can be no assurance that changes to management's estimates may not occur. At December 31, 2001, self-insurance reserves were $219 million.

Depreciation and Residual Value Guarantees: The Company periodically reviews and adjusts the residual values and useful lives of revenue earning equipment as described in "Revenue Earning Equipment, Operating Property and Equipment and Depreciation" and "Residual Value Guarantees" in the Notes to Consolidated Financial Statements. Reductions in residual values - the price at which the Company ultimately expects to dispose of revenue earning equipment - or useful lives will result in an increase in depreciation expense over the life of the equipment. The Company reviews residual values and useful lives of revenue earning equipment on an annual basis or more often if deemed necessary for specific groups of revenue earning equipment. Reviews are performed based on vehicle class, generally subcategories of trucks, tractors and trailers by weight and usage. The Company considers such factors as current and expected future market price trends on used vehicles, expected life of vehicles included in the fleet and extent of alternative uses for leased vehicles (e.g. rental fleet, SCS and DCC applications). Future depreciation expense rates are subject to change based upon changes in these factors.

     The Company also leases vehicles under operating lease agreements. Certain of these agreements contain limited guarantees for a portion of the residual values of the equipment. Results of the reviews described above for owned equipment are also applied to equipment under operating lease. The amount of residual value guarantees expected to be paid is recognized as rent expense over the expected remaining term of the lease. At December 31, 2001, total liabilities for residual value guarantees of $44 million were included in accrued expenses (for those payable in less than one year) and in other non-current liabilities. While management believes that the amounts are adequate, changes to management's estimates of residual value guarantees may occur due to changes in the market for used vehicles, the condition of the vehicles at the end of the lease and inherent limitations in the estimation process.

Income Taxes: The Company records a valuation allowance for deferred income tax assets to reduce such assets to amounts expected to be realized. In determining the required level of such allowance, the Company considers whether it is more likely than not that all or some portion of deferred tax assets will not be realized. This assessment is based on management's expectations as to whether sufficient taxable income of an appropriate character will be realized within tax carryback and carryforward periods. Such assessment, and thus the related valuation allowance, is subject to change based on changes in anticipated future taxable earnings.

     Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Adoption of this statement did not have an impact on the Company's financial position, cash flows or results of operations as no business combinations were initiated after June 30, 2001.

     In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which requires, among other things, the discontinuance of goodwill amortization. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. The Company will adopt SFAS 142 effective January 1, 2002 and is currently assessing its impact on the Company's financial statements, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. However, at the date of this report, it is not practicable to reasonably estimate the impact of adopting this statement on the Company's results of operations, cash flows or financial position.

     In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company is in the process of assessing the impact of adopting SFAS 143, which will be effective for 2003, on its results of operations, cash flows or financial position.

     In August 2001, the FASB issued SFAS No. 144, which amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. SFAS 144 also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and will be adopted by the Company effective January 1, 2002. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 144 will have on its results of operations, cash flows or financial position.

     For further details regarding the above recent accounting pronouncements, see "Recent Accounting Pronouncements Affecting Future Periods" in the Notes to Consolidated Financial Statements.

     Other Accounting Matters

     In January 2001, the Company revised its vacation policy in the U.S. Starting January 1, 2001, employees earn vacation based on the calendar year rather than their anniversary date. Additionally, unused earned vacation may not be carried forward into the next calendar year. At December 31, 2000, the Company's vacation accrual for U.S. employees was approximately $22 million. As a result of the policy change, the balance was approximately $3 million at December 31, 2001 which represents vacation accrual for California employees where local law did not permit the adoption of the revised policy.

FORWARD-LOOKING STATEMENTS

This Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company's current plans and expectations and involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will," "may" and similar expressions identify forward-looking statements.

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

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by ITEM 7A is included in ITEM 7 (pages 29 through 32) of PART II of this report.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              FINANCIAL STATEMENTS

                                                                 Page No.

Independent Auditors' Report..................................      37

Consolidated Statements of Earnings...........................      38

Consolidated Balance Sheets...................................      39

Consolidated Statements of Cash Flows.........................      40

Consolidated Statements of Shareholders' Equity...............      41

Notes to Consolidated Financial Statements....................      42

                               SUPPLEMENTARY DATA

Quarterly Financial and Common Stock Data.....................      74

INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
RYDER SYSTEM, INC.:

We have audited the accompanying consolidated balance sheets of Ryder System, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ryder System, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

Miami, Florida
February 7, 2002

Consolidated Statements of Earnings
Ryder System, Inc. and Subsidiaries

In thousands, except per share amounts
------------------------------------------------------------------------------------
Years ended December 31                             2001          2000          1999
Revenue                                      $ 5,006,123     5,336,792     4,952,204
------------------------------------------------------------------------------------
Operating expense                              2,132,500     2,324,433     2,074,888
Salaries and employee-related costs            1,212,184     1,226,558     1,178,831
Freight under management expense                 436,413       506,709       496,248
Depreciation expense                             545,485       580,356       622,726
Gains on vehicle sales, net                      (11,968)      (19,307)      (55,961)
Equipment rental                                 427,024       373,157       263,484
Interest expense                                 118,549       154,009       187,176
Miscellaneous (income) expense, net               (1,334)        7,542        (8,825)
Unusual items:
   Restructuring and other charges, net          116,564        42,014        52,093
   Year 2000 expense                                  --            --        24,050
------------------------------------------------------------------------------------
                                               4,975,417     5,195,471     4,834,710
------------------------------------------------------------------------------------
   Earnings from continuing operations
     before income taxes                          30,706       141,321       117,494
Provision for income taxes                        12,028        52,289        44,577
------------------------------------------------------------------------------------
   Earnings from continuing operations            18,678        89,032        72,917
Earnings from discontinued operations,
  less income taxes                                   --            --        11,831
Gain on disposal of discontinued
  operations, less income taxes                       --            --       339,323
------------------------------------------------------------------------------------
   Earnings before extraordinary loss             18,678        89,032       424,071
Extraordinary loss on early
  extinguishment of debt                              --            --        (4,393)
------------------------------------------------------------------------------------
   Net earnings                              $    18,678        89,032       419,678
====================================================================================

Earnings per common share - Basic:
   Continuing operations                     $      0.31          1.49          1.06
   Discontinued operations                            --            --          0.17
   Gain on sale of discontinued operations            --            --          4.95
   Extraordinary loss on early
     extinguishment of debt                           --            --         (0.06)
------------------------------------------------------------------------------------
   Net earnings                              $      0.31          1.49          6.12
====================================================================================

Earnings per common share - Diluted:
   Continuing operations                     $      0.31          1.49          1.06
   Discontinued operations                            --            --          0.17
   Gain on sale of discontinued operations            --            --          4.94
   Extraordinary loss on early
     extinguishment of debt                           --            --         (0.06)
------------------------------------------------------------------------------------
   Net earnings                              $      0.31          1.49          6.11
====================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
Ryder System, Inc. and Subsidiaries

In thousands, except per share amounts
--------------------------------------------------------------------------------------------------
December 31                                                                     2001          2000
Assets:
   Current assets:
      Cash and cash equivalents                                          $   117,866       121,970
      Receivables, net of allowance for doubtful accounts of
         $10,286 and $9,236, respectively                                    556,309       399,623
      Inventories                                                             65,366        77,810
      Tires in service                                                       131,068       158,854
      Prepaid expenses and other current assets                              111,884       170,019
--------------------------------------------------------------------------------------------------
   Total current assets                                                      982,493       928,276
   Revenue earning equipment, net of accumulated depreciation of
      $1,590,860 and $1,416,062, respectively                              2,479,114     3,012,806
   Operating property and equipment, net of accumulated depreciation
      of $684,207 and $632,216, respectively                                 566,883       612,626
   Direct financing leases and other assets                                  705,958       693,097
   Intangible assets and deferred charges                                    189,163       228,118
--------------------------------------------------------------------------------------------------
                                                                         $ 4,923,611     5,474,923
==================================================================================================

Liabilities and Shareholders' Equity:
   Current liabilities:
      Current portion of long-term debt                                  $   317,087       412,738
      Accounts payable                                                       255,924       379,155
      Accrued expenses                                                       440,915       510,411
--------------------------------------------------------------------------------------------------
   Total current liabilities                                               1,013,926     1,302,304
   Long-term debt                                                          1,391,597     1,604,242
   Other non-current liabilities                                             284,274       298,365
   Deferred income taxes                                                   1,003,145     1,017,304
--------------------------------------------------------------------------------------------------
   Total liabilities                                                       3,692,942     4,222,215
--------------------------------------------------------------------------------------------------
   Shareholders' equity:
      Preferred stock of no par value per share - authorized, 900,000;
         none outstanding December 31, 2001 or 2000                               --            --
      Common stock of $0.50 par value per share -
         authorized, 400,000,000; outstanding,
         2001 - 60,809,628; 2000 - 60,044,479                                537,556       524,432
   Retained earnings                                                         750,232       767,802
   Deferred compensation                                                      (5,304)       (3,818)
   Accumulated other comprehensive loss                                      (51,815)      (35,708)
--------------------------------------------------------------------------------------------------
   Total shareholders' equity                                              1,230,669     1,252,708
--------------------------------------------------------------------------------------------------
                                                                         $ 4,923,611     5,474,923
==================================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Ryder System, Inc. and Subsidiaries

In thousands
----------------------------------------------------------------------------------------------
Years ended December 31                                     2001          2000            1999
Continuing operations:
   Cash flows from operating activities:
      Earnings from continuing operations              $  18,678        89,032          72,917
      Depreciation expense                               545,485       580,356         622,726
      Gains on vehicle sales, net                        (11,968)      (19,307)        (55,961)
      Amortization expense and other
         non-cash charges, net                            90,913        32,927          26,236
      Deferred income tax (benefit) expense               (1,889)       73,239         250,041
      Changes in operating assets and liabilities,
         net of acquisitions:
            (Decrease) increase in aggregate balance
               of trade receivables sold                (235,000)      270,000        (125,000)
            Receivables                                   78,040        57,250        (129,516)
            Inventories                                   12,444        (7,809)        (10,380)
            Prepaid expenses and other assets             17,186       (73,299)        (33,285)
            Accounts payable                            (136,210)       48,064         (56,261)
            Accrued expenses and other
               non-current liabilities                   (68,977)      (34,920)       (291,698)
----------------------------------------------------------------------------------------------
                                                         308,702     1,015,533         269,819
----------------------------------------------------------------------------------------------
   Cash flows from financing activities:
      Net change in commercial paper
         borrowings                                     (261,732)      109,317         147,671
      Debt proceeds                                      381,901       121,027         314,821
      Debt repaid, including capital lease
         obligations                                    (413,465)     (565,424)       (682,517)
      Dividends on common stock                          (36,248)      (35,774)        (40,878)
      Common stock issued                                  9,845         7,255           7,949
      Common stock repurchased                                --            --        (274,894)
----------------------------------------------------------------------------------------------
                                                        (319,699)     (363,599)       (527,848)
----------------------------------------------------------------------------------------------
   Cash flows from investing activities:
      Purchases of property and revenue
         earning equipment                              (656,597)   (1,288,784)     (1,734,219)
      Sales of property and revenue
         earning equipment                               175,134       229,908         401,902
      Sale and leaseback of revenue
         earning equipment                               410,739       372,953         593,680
      Acquisitions, net of cash acquired                      --       (28,127)        (12,699)
      Collections on direct finance leases                66,204        67,462          78,408
      Proceeds from sale of business                      14,113            --         940,000
      Other, net                                          (2,700)        3,631         (39,005)
----------------------------------------------------------------------------------------------
                                                           6,893      (642,957)        228,067
----------------------------------------------------------------------------------------------
Net cash flows from continuing operations                 (4,104)        8,977         (29,962)
Net cash flows from discontinued operations                   --            --           4,602
----------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash
   equivalents                                            (4,104)        8,977         (25,360)
Cash and cash equivalents at January 1                   121,970       112,993         138,353
----------------------------------------------------------------------------------------------
Cash and cash equivalents at December 31               $ 117,866       121,970         112,993
==============================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
Ryder System, Inc. and Subsidiaries

                                                                                            Accumulated Other
                                                                                            Comprehensive Loss
                                                                                          -----------------------
                                                                                              Currency     Minimum
                                          Preferred     Common   Retained       Deferred   Translation     Pension
                                              Stock      Stock   Earnings   Compensation   Adjustments   Liability          Total
                                          ---------   --------   --------   ------------   -----------   ---------          -----
In thousands, except per share amounts
---------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999                 $     --    610,543    504,105             --       (19,034)         --      1,095,614
---------------------------------------------------------------------------------------------------------------------------------
Components of comprehensive income:
  Net earnings                                   --         --    419,678             --            --          --        419,678
  Foreign currency translation
    adjustments                                  --         --         --             --        (3,688)         --         (3,688)
                                                                                                                        ---------
         Total comprehensive income                                                                                       415,990
Common stock dividends declared
   - $0.60 per share                             --         --    (40,878)            --            --          --        (40,878)
Common stock issued under
   employee stock option and stock
   purchase plans (417,410
   shares)                                       --      8,687         --             --            --          --          8,687
Common stock repurchased
   (12,302,607 shares)                           --   (106,533)  (168,361)            --            --          --       (274,894)
Tax benefit from employee
   stock options                                 --        386         --             --            --          --            386
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                     --    513,083    714,544             --       (22,722)         --      1,204,905
---------------------------------------------------------------------------------------------------------------------------------
Components of comprehensive income:
  Net earnings                                   --         --     89,032             --            --          --         89,032
  Foreign currency translation
    adjustments                                  --         --         --             --       (12,986)         --        (12,986)
                                                                                                                        ---------
         Total comprehensive income                                                                                        76,046
Common stock dividends
   declared - $0.60 per share                    --         --    (35,774)            --            --          --        (35,774)
Common stock issued under
   employee stock option and stock
   purchase plans (649,528 shares)               --     10,957         --         (4,315)           --          --          6,642
Tax benefit from employee
   stock options                                 --        392         --             --            --          --            392
Amortization of restricted stock                 --         --         --            497            --          --            497
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                     --    524,432    767,802         (3,818)      (35,708)         --      1,252,708
---------------------------------------------------------------------------------------------------------------------------------
Components of comprehensive income:
  Net earnings                                   --         --     18,678             --            --          --         18,678
  Foreign currency translation
    adjustments                                  --         --         --             --       (14,862)         --        (14,862)
  Additional minimum pension
    liability adjustment                         --         --         --             --            --      (1,245)        (1,245)
                                                                                                                        ---------
        Total comprehensive income                                                                                          2,571
Common stock dividends
   declared - $0.60 per share                    --         --    (36,248)            --            --          --        (36,248)
Common stock issued under
   employee stock option and stock
   purchase plans (779,919, shares)*             --     12,444         --         (2,825)           --          --          9,619
Tax benefit from employee
   stock options                                 --        680         --             --            --          --            680
Amortization of restricted stock                 --         --         --          1,339            --          --          1,339
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001               $     --    537,556    750,232         (5,304)      (50,570)     (1,245)     1,230,669
=================================================================================================================================

*    Net of common stock purchased from employees exercising stock options.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Ryder System, Inc. and Subsidiaries

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Consolidation

    The consolidated financial statements include the accounts of Ryder System, Inc. and its subsidiaries (the "Company"). All significant inter-company accounts and transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

    Revenue Earning Equipment, Operating Property and Equipment and Depreciation

    Revenue earning equipment, principally vehicles, and operating property and equipment are stated at cost. Revenue earning equipment and operating property and equipment under capital lease is stated at the present value of minimum payments. Vehicle repairs and maintenance that extend the life or increase the value of a vehicle are capitalized, whereas ordinary maintenance and repairs are expensed as incurred. Direct development costs incurred in connection with developing or obtaining internal use software are capitalized. Costs incurred during the preliminary project stage, as well as maintenance and training costs are expensed as incurred.

     Provision for depreciation is computed using the straight-line method on substantially all depreciable assets. Annual straight-line depreciation rates range from 10 to 33 percent for revenue earning equipment, 2.5 to 10 percent for buildings and improvements and 10 to 33 percent for machinery and equipment. The Company periodically reviews and adjusts the residual values and useful lives of revenue earning equipment based on current and expected operating trends and projected realizable values. Gains on operating property and equipment sales are reflected in miscellaneous (income) expense, net.

     The Company routinely disposes of revenue earning equipment as part of its business. Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. Adjustments to the carrying value of assets are reported as depreciation expense. The Company stratifies its revenue earning equipment to be disposed of by vehicle type (tractors, trucks, trailers), weight class, age and other characteristics, as relevant, and creates classes of similar assets for analysis purposes. Fair value is determined based upon recent market prices for sales of each class of similar assets, vehicle condition, as well as projected trends in market prices up to the anticipated date of sale. The net carrying value for revenue earning equipment held for sale was $45 million and $49 million in 2001 and 2000, respectively.

     Intangible Assets

     Intangible assets consist principally of goodwill totaling $166 million in 2001 and $206 million in 2000. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over appropriate periods ranging from 10 to 40 years. Accumulated amortization was approximately $134 million and $121 million at December 31, 2001 and 2000, respectively. Amortization expense was $13 million, $12 million and $14 million in 2001, 2000 and 1999, respectively.

     Impairment of Long-Lived Assets

     Long-lived assets, including intangible assets, are reviewed for impairment when circumstances indicate that the carrying amount of assets may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether the depreciation or amortization of the asset over its remaining life can be recovered based upon management's best estimate of the undiscounted future operating cash flows (excluding interest charges) related to the asset. If the sum of such undiscounted cash flows is less than the carrying value of the asset, the asset is considered impaired. The amount of impairment, if any, represents the excess of the carrying value of the asset over fair value. Fair value is determined by quoted market price, if available, or an estimate of projected future operating cash flows, discounted using a rate that reflects the Company's average cost of funds.

     Long-lived assets, including intangible assets, to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Fair value is determined based upon quoted market prices, if available, or the results of applicable valuation techniques such as discounted cash flows and independent appraisal.

     Self-insurance Reserves

     The Company retains a portion of the accident risk under vehicle liability, workers' compensation and other insurance programs. Under the Company's insurance programs, it retains the risk of loss in various amounts up to $1 million on a per occurrence basis. The Company maintains additional insurance at certain amounts in excess of its respective underlying retention.

     Reserves have been recorded which reflect the undiscounted estimated liabilities, including claims incurred but not reported. Such liabilities are necessarily based on estimates. While management believes that the amounts are adequate, there can be no assurance that changes to management's estimates may not occur due to limitations inherent in the estimation process. Changes in the estimates of these reserves are charged or credited to earnings in the period determined. Amounts estimated to be paid within one year have been classified as accrued expenses with the remainder included in other non-current liabilities.

     Residual Value Guarantees

     The Company periodically enters into agreements for the sale and operating leaseback of revenue earning equipment. These leases contain purchase and/or renewal options as well as limited guarantees of the lessor's residual value ("residual value guarantees").

     The Company periodically reviews the residual values of revenue earning equipment that it leases from third parties and its exposures under residual value guarantees. The review is conducted in a similar manner to that used to analyze residual values and fair values of revenue earning equipment that the Company owns. The amount of residual value guarantees expected to be paid is recognized as rent expense over the expected remaining term of the lease. Adjustments in the estimate of residual value guarantees are recognized prospectively over the expected remaining lease term. While management believes that the amounts are adequate, changes to management's estimates of residual value guarantees may occur due to changes in the market for used vehicles, the condition of the vehicles at the end of the lease and inherent limitations in the estimation process.

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

     Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, requires all derivatives, including certain derivatives embedded in other contracts, to be recognized at fair value as either assets or liabilities on the balance sheet and establishes new accounting rules for hedging activities. The Company adopted SFAS No. 133 on January 1, 2001. Adoption of this statement did not have an impact on the Company's financial position, cash flows or results of operations.

     All derivatives are recognized on the balance sheet at their fair value. On the date a derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), a foreign currency fair value or cash flow hedge ("foreign currency" hedge) or a hedge of a net investment in a foreign operation. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

     Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk are recorded in interest expense. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of derivatives that are highly effective as hedges and that are designated and qualify as foreign currency hedges are recorded in either earnings or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. However, if a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the cumulative translation adjustments account within other comprehensive income. Changes in the fair value of derivative instruments that are not designated as a hedge or do not qualify for hedge accounting are reported in current-period earnings.

     The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires or is sold, terminated or exercised, the derivative is redesignated as a hedging instrument because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

     When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the Company continues to carry the derivative on the balance sheet at its fair value and no longer adjusts the hedged asset or liability for changes in fair value. The adjustment of the carrying amount of the hedged asset or liability is accounted for in the same manner as other components of the carrying amount of that asset or liability. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Company continues to carry the derivative on the balance sheet at its fair value, removes any asset or liability that was recorded pursuant to recognition of the firm commitment from the balance sheet and recognizes any gain or loss in earnings. In all other situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any changes in its fair value in earnings.

     At December 31, 2001, the only derivative instrument the Company held was an interest rate swap with a notional value of $22 million. The swap was accounted for as a cash flow hedge and the fair value was immaterial. No interest rate swaps were outstanding at December 31, 2000. The Company uses foreign currency option contracts and forward agreements from time to time to hedge foreign currency transactional exposure. No foreign currency option contracts or forward agreements or any other derivative instruments were outstanding at December 31, 2001 or 2000 or entered into during the three year period ended December 31, 2001, other than the interest rate swap noted above. Derivative financial instruments are not leveraged or held for trading purposes.

     Foreign Currency Translation

     The Company's foreign operations generally use the local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. If exchangeability between the functional currency and the U.S. Dollar is temporarily lacking at the balance sheet date, the first subsequent rate at which exchanges can be made is used to translate assets and liabilities. Income statement items are translated at the average exchange rates for the year. The impact of currency fluctuations is included in accumulated other comprehensive loss as a currency translation adjustment. For subsidiaries whose economic environment is highly inflationary, the U.S. Dollar is the functional currency and gains and losses that result from translation are included in earnings.

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

     Comprehensive Income

     Comprehensive income presents a measure of all changes in shareholders' equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The Company's total comprehensive income presently consists of net earnings, currency translation adjustments associated with foreign operations that use the local currency as their functional currency and a minimum pension liability.

     Fair Value of Financial Instruments

     The fair value of debt is presented in the "Debt" note. The fair values of all other financial instruments approximate their carrying amounts.

     Accounting Changes

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities (the "Transfer" provisions) occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to sale-leaseback transactions and collateral (the "Disclosure") provisions for fiscal years ending after December 15, 2000. The Company adopted the Disclosure provisions of SFAS No. 140 in the fiscal year ended December 31, 2000 and adopted the Transfer provisions for transactions subsequent to March 31, 2001. Adoption of this statement did not have a material impact on the Company's financial position and did not impact cash flows or results of operations.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The Company adopted the provisions of SFAS No. 141 as of July 1, 2001. Adoption of SFAS 141 did not have any impact on the Company's financial position, cash flows or results of operations as no business combinations were initiated after June 30, 2001.

     Recent Accounting Pronouncements Affecting Future Periods

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather, be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. Additionally, a review for impairment is required to be made consistent with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     The Company will adopt the provisions of SFAS No. 142 effective January 1, 2002. As part of the adoption of SFAS No. 142, the Company is first required to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. The Company is then required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, including those reclassified from goodwill, and make any necessary amortization period adjustments by March 31, 2002. To the extent an intangible asset is identified as having an indefinite useful life, SFAS No. 142 requires the Company to test the intangible asset for impairment consistent with the provisions of SFAS No. 142 within the first quarter of 2002. Any impairment loss representing the excess of carrying amount over fair value will be measured as of January 1, 2002 and recognized as a cumulative effect of a change in accounting principle in the Company's Consolidated Statements of Earnings for the first quarter of 2002.

     After identifying and assessing intangible assets, as discussed above, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that the remaining recorded goodwill is impaired as of the date of adoption. This involves a two-step transitional impairment test. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The first step of the transitional impairment test requires the Company, within the first six months of 2002, to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent that a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step of the transitional impairment test requires the Company to compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its recognized and unrecognized assets and liabilities in a manner similar to a purchase price allocation consistent with SFAS No. 141, to its carrying amount, both of which would be measured as of January 1, 2002. The residual fair value after this allocation is the implicit fair value of the reporting unit's goodwill. This second step is required to be completed as soon as possible, but no later than December 31, 2002. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle in the Company's Consolidated Statements of Earnings for 2002.

     At December 31, 2001, intangible assets and deferred charges included goodwill and intangible assets of $177 million subject to SFAS No. 142. Amortization expense related to goodwill and intangible assets was $13 million for the year ended December 31, 2001. The Company is currently assessing the impact of the adoption of SFAS No. 142, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. However, at the date of this report, it is not practicable to reasonably estimate the impact of adopting this statement on the Company's results of operations, cash flows or financial position.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. When the liability is initially recorded, the Company is required to capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective January 1, 2003. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 143 will have on its results of operations, cash flows or financial position.

     In August 2001, the FASB issued SFAS No. 144, which amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. SFAS 144 also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and will be adopted by the Company effective January 1, 2002. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 144 will have on its results of operations, cash flows or financial position.

     Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

ACQUISITIONS

No acquisitions were completed in 2001. In 2000 and 1999, the Company completed a few immaterial acquisitions, all of which have been accounted for using the purchase method of accounting. The consolidated financial statements reflect the results of operations of the acquired businesses from the acquisition dates. Pro forma results of operations have not been presented because the effects of these acquisitions were not significant. The fair value of assets acquired and liabilities assumed in connection with these acquisitions, and related purchase prices, were as follows:

In thousands
--------------------------------------------------------------------------------
Years ended December 31                                   2000              1999

Net assets acquired                                    $ 9,024            10,413
Goodwill                                                19,103             2,286
--------------------------------------------------------------------------------
Purchase price                                         $28,127            12,699
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

     Summarized results of discontinued operations in 1999 were as follows:

In thousands
--------------------------------------------------------------------------------
Revenue                                                                $ 411,743
================================================================================

Earnings before income taxes                                           $  20,050
Provision for income taxes                                                 8,219
--------------------------------------------------------------------------------
Earnings from discontinued operations                                  $  11,831
================================================================================

Gain on disposal                                                       $ 573,178
Income taxes                                                             233,855
--------------------------------------------------------------------------------
Net gain on disposal                                                   $ 339,323
================================================================================

Interest expense was allocated to discontinued operations based upon an assumed debt-to-equity ratio consistent with the Company's historical interest allocation method for segment reporting. Interest expense of $8 million was included in the operating results of discontinued operations in 1999. The results of discontinued operations exclude management fees and branch overhead charges allocated by the Company and previously included in segment reporting. The gain on disposal of discontinued operations is net of direct transaction costs, gains on the settlement and curtailment of certain employee benefit plans and exit costs to separate the discontinued business.

RESTRUCTURING AND OTHER CHARGES, NET

The components of restructuring and other charges and the allocation across business segments were as follows:

In thousands
--------------------------------------------------------------------------------
Years ended December 31                            2001         2000        1999

Restructuring charges (recoveries):
   Severance and employee-
      related costs:
         Shutdown of U.K. home
            delivery network                  $   2,593           --          --
         Other                                   27,845       (1,077)     16,500
--------------------------------------------------------------------------------
Total severance and
   employee-related costs                        30,438       (1,077)     16,500
Facilities and related costs                      6,261       (2,009)      4,478
--------------------------------------------------------------------------------
                                                 36,699       (3,086)     20,978

Other charges (recoveries):
   Cancellation of IT project                    21,727           --          --
   Goodwill impairment                           13,823           --          --
   Shutdown of U.K. home
      delivery network                           12,862           --          --
   Contract termination costs                    11,204           --          --
   Strategic consulting fees                      8,586          958       3,935
   Asset write-downs                              7,273       41,100      14,215

   Write-down of
      software licenses                           5,311           --          --
   Loss on the sale of business                   3,512           --          --
   Start-up costs                                    --           --       7,970

   Other (recoveries) charges, net               (4,433)       3,042       4,995
--------------------------------------------------------------------------------
                                              $ 116,564       42,014      52,093
================================================================================

Allocation of restructuring and other charges across business segments in 2001, 2000 and 1999 is as follows:

In thousands
--------------------------------------------------------------------------------
Years ended December 31                           2001         2000         1999

Fleet Management Solutions                    $ 38,268       38,992       24,403
Supply Chain Solutions                          56,221        2,422        5,773
Dedicated Contract Carriage                        964           --           --
Central Support Services                        21,111          600       21,917
--------------------------------------------------------------------------------
                                              $116,564       42,014       52,093
================================================================================

     2001 Charges

     During the third quarter of 2001, the Company initiated the shutdown of Systemcare, Ryder's shared-user home delivery network in the U.K. The shutdown was initiated as a result of management's review of future prospects for the operation in light of historical and anticipated operating losses. Such review was performed in conjunction with its restructuring initiatives. The shutdown will be completed after meeting contractual obligations to current customers, which extend to December 31, 2002. The charge related to the Systemcare shutdown totaled $15 million and included severance and employee-related costs of $3 million. The remainder of the charge, reported in other charges (recoveries), includes a goodwill impairment of $11 million and asset impairment charges, primarily for specialized vehicles to be disposed of within 12 months after the shutdown of Systemcare's operations, of $2 million.

     In late 2000, the Company communicated to its employees its planned strategic initiatives to reduce Company expenses. As part of such initiatives, the Company reviewed employee functions and staffing levels to eliminate redundant work or otherwise restructure work in a manner that led to a workforce reduction. The process resulted in terminations of over 1,400 employees during 2001. Other severance and employee-related costs of $28 million included in 2001 represent termination benefits to employees whose jobs were eliminated as part of this review.

     During 2001, the Company identified more than 55 facilities in the U.S. and in other countries to be closed in order to improve profitability. Facilities and related costs of $6 million in 2001 represent contractual lease obligations for closed facilities.

     Other charges (recoveries) represent asset impairments and other unusual costs associated with the Company's strategic restructuring initiatives.

     The Company's strategic initiatives during 2001 resulted in the cancellation of certain information technology projects, incurred strategic consulting fees, planned shutdown and sale of certain operating units, contract terminations and abandonment of certain assets, primarily technology, that will no longer be used.

     During the fourth quarter of 2001, the Company identified certain operating units for which current circumstances indicated that the carrying amount of long-lived assets, in particular goodwill, may not be recoverable. The Company assessed the recoverability of these long-lived assets and determined that the goodwill related to these operating units was not recoverable. See "Summary of Significant Accounting Policies" for the Company's policy on impairment of long-lived assets. In addition to the aforementioned goodwill impairment in the Systemcare operations, goodwill impairment charges in 2001, all of which related to SCS operating units, are summarized as follows:

In thousands
--------------------------------------------------------------------------------
Ryder Argentina                                                         $  9,130
Ryder Brazil                                                               3,706
Other                                                                        987
--------------------------------------------------------------------------------
                                                                        $ 13,823
================================================================================

Goodwill impairment in Ryder Argentina was triggered by the significant adverse change in the business climate in Argentina in the fourth quarter of 2001 that led to a devaluation of the Argentine Peso, breakdowns in the Argentine banking system and repeated turnover in the country's leadership. These factors, combined with a history of operating losses and anticipated future operating losses, led to goodwill impairment. Goodwill of $9 million was considered impaired and was written-down in December 2001. At December 31, 2001, Ryder Argentina had total assets of $8 million and total equity of $4 million. The Company is currently committed to continuing to operate in Argentina in order to serve its global accounts, which it believes are profitable when considered on a worldwide basis.

     During the fourth quarter of 2001, the Company reviewed goodwill associated with its remaining investment in Ryder Brazil for impairment. Subsequent to the sale of the contracts and related net assets associated with the disposal of the Company's outbound auto carriage business in Ryder Brazil, the Company made a significant effort to restructure the operations of Ryder Brazil. However, such restructuring was not sufficient to offset the impact of lost business, the side-effects of the Argentine economic crisis and the marginal historical and anticipated cash flows related to the remaining business. At December 31, 2001, Ryder Brazil had total assets of $18 million and total equity of $6 million. Like Argentina, the Company is currently committed to operate in Brazil in order to serve its global accounts, which it believes are profitable when considered on a worldwide basis. As a result of the Company's analysis, goodwill of $4 million was considered impaired and was written-down in December 2001.

     2000 Charges

     In 2000, severance and employee-related costs that had been recorded in the 1999 restructuring were reversed due to refinements in estimates. Facilities and related costs reflect $2 million of recoveries in 2000 for charges recorded in the 1999 and 1996 restructuring.

     A charge of $958,000 for consulting fees was incurred during 2000 related to the completion of the Company's 1999 profitability improvement study.

     In 2000, an asset write-down of $41 million resulted from the rapid industry-wide downturn in the market for new and used "Class 8" vehicles (the largest heavy-duty tractors and straight trucks) which led to a decrease in the market value of used tractors during the second half of 2000. The Company's unsold Class 8 inventory consists of units previously used by customers of the Fleet Management Solutions (FMS) segment. Approximately $15 million of the charge related to tractors held for sale and identified in 2000 as increasingly undesirable and unmarketable due to lower-powered engines or a potential lack of future support for parts and service. The remainder of the charge related to other owned and leased tractors held for sale for which estimated fair value less costs to sell declined below carrying value (or termination value, which represents the final payment due to lessors, in the case of leased units) in 2000. These charges were slightly offset with gains of $570,000 on vehicles sold in the U.K. during 2000, for which an impairment charge had been recorded in the 1999 restructuring.

     During 2000, the Company settled long-standing litigation with a former customer, OfficeMax, relating to a logistics services agreement that was terminated in 1997. In 2000, other net charges includes $4 million in impairment charges related to the write-down, net of recoveries, of certain assets related to the OfficeMax contract offset by $1 million in the reversal of certain other charges recorded in the 1999 restructuring.

     1999 Charges

     During 1999, the Company implemented several restructuring initiatives designed to improve profitability and align the organizational structure with the strategic direction of the Company. The restructuring initiatives resulted in identification of approximately 250 employees whose jobs were terminated. Contractual lease obligations associated with facilities to be closed as a result of the restructuring amounted to $4 million. Strategic consulting fees of $4 million were incurred during 1999 in relation to that year's restructuring initiatives.

     The Company also recorded asset impairments of $14 million in 1999 for certain classes of specialized used vehicles, real estate and other assets held for sale and software development projects that would not be implemented or further utilized in the future. The Company also identified certain assets that would be sold or for which development would be abandoned as a result of the restructuring. During 1999, the Company also restructured its FMS operations in the U.K. following the 1998 decision to retain the business.

     In conjunction with the 1999 restructuring, the Company formed a captive insurance subsidiary under which the Company's various self-insurance programs are administered. Costs incurred related to the start-up of this entity totaled $8 million. The Company also recorded $5 million for other costs incurred in connection with the restructuring initiatives.

     The following tables present a rollforward of the activity and balances of the restructuring reserve account for the years ended December 31, 2001 and 2000:

In thousands
--------------------------------------------------------------------------------
                                      Dec. 31                            Dec. 31
                                         2000            2001               2001
--------------------------------------------------------------------------------
                                      Balance   Additions   Deductions   Balance
Employee severance
   and benefits                       $ 3,908      30,438       20,296    14,050
Facilities and related costs            2,012       6,261        2,506     5,767
--------------------------------------------------------------------------------
                                      $ 5,920      36,699       22,802    19,817
================================================================================

In thousands
--------------------------------------------------------------------------------
                                      Dec. 31                            Dec. 31
                                         1999            2000               2000
--------------------------------------------------------------------------------
                                      Balance   Additions   Deductions   Balance

Employee severance
   and benefits                       $13,017          --        9,109     3,908
Facilities and related costs            7,182          --        5,170     2,012
--------------------------------------------------------------------------------
                                      $20,199          --       14,279     5,920
================================================================================

Additions relate to liabilities for employee severance and benefits and lease obligations on facility closures, all incurred in 2001. Deductions include cash payments of $21 million and $11 million and prior year charge reversals of $2 million and $3 million in 2001 and 2000, respectively. At December 31, 2001, employee severance and benefits obligations are required to be paid over the next three years. At December 31, 2001, lease obligations are noncancelable and contractually required to be paid principally over the next three years.

RECEIVABLES

In thousands
--------------------------------------------------------------------------------
December 31                                                2001            2000

Trade receivables, prior to sale                      $ 614,306         667,953
Receivable sold                                        (110,000)       (345,000)
--------------------------------------------------------------------------------
Trade receivables                                       504,306         322,953
Financing lease                                          62,211          60,534
Other                                                        78          25,372
--------------------------------------------------------------------------------
                                                        566,595         408,859
Allowance                                               (10,286)         (9,236)
--------------------------------------------------------------------------------
                                                      $ 556,309         399,623
================================================================================

The Company sells certain trade receivables (the "Receivables") in order to fund the Company's operations, particularly when the cost of such sales is cost effective compared with other means of funding, notably, commercial paper. The Receivables are sold by the Company to a special purpose entity, Ryder Receivables Funding LLC ("RRF LLC"). RRF LLC, a bankruptcy remote, consolidated subsidiary of the Company, is a single-member limited liability corporation established in the state of Florida and represents a separate corporate entity whose separate existence is relied upon by third parties choosing to enter into transactions with RRF LLC.

     Under the terms of a trade receivables purchase and sales agreement (the "Trade Receivables Agreement") entered into between RRF LLC and certain unrelated commercial entities, RRF LLC may sell up to a maximum of $375 million of the Receivables, on a revolving basis, to these entities (the "Purchasers"). Upon a sale, the Purchasers receive undivided percentage ownership interests in the Receivables sold. The Receivables are sold at a loss, which approximates the Purchaser's financing cost of issuing its own commercial paper. The Purchaser's commercial paper is backed by its collective investment in pooled receivables purchased from multiple entities, including RRF LLC. The Company is responsible for servicing the Receivables but has no retained interests in the Receivables.

     The Trade Receivables Agreement contains certain defined events, including a specified downgrade in any of the Company's unsecured long-term public senior debt securities, which in the event of occurrence, would terminate any future sales under the Trade Receivables Agreement. The Receivables are sold to the Purchasers with limited recourse for uncollectible receivables. RRF LLC records estimates of losses under the recourse provision, the amount of which is included in the allowance for doubtful accounts. The total amount of available recourse as of December 31, 2001 was approximately $14 million.

     At December 31, 2001 and 2000, the outstanding balance of receivables sold was $110 million and $345 million, respectively. The losses on the sale of the Receivables were $9 million in 2001, $17 million in 2000 and $10 million in 1999 and are included in miscellaneous (income) expense, net.

REVENUE EARNING EQUIPMENT

In thousands
--------------------------------------------------------------------------------
December 31                                            2001                2000

Full service lease                              $ 2,901,623           3,227,830
Commercial rental                                 1,168,351           1,201,038
--------------------------------------------------------------------------------
                                                  4,069,974           4,428,868
Accumulated depreciation                         (1,590,860)         (1,416,062)
--------------------------------------------------------------------------------
                                                $ 2,479,114           3,012,806
================================================================================

OPERATING PROPERTY AND EQUIPMENT

In thousands
--------------------------------------------------------------------------------
December 31                                                2001            2000

Land                                                $   106,441         107,853
Buildings and improvements                              574,539         559,707
Machinery and equipment                                 494,388         462,631
Other                                                    75,722         114,651
--------------------------------------------------------------------------------
                                                      1,251,090       1,244,842
Accumulated depreciation                               (684,207)       (632,216)
--------------------------------------------------------------------------------
                                                    $   566,883         612,626
================================================================================

DIRECT FINANCING LEASES AND OTHER ASSETS

In thousands
--------------------------------------------------------------------------------
December 31                                                2001             2000

Direct financing leases                                $413,075          427,862
Prepaid pension benefit cost                            159,214          145,546
Vehicle securitization credit
   enhancement                                           60,477           27,741
Investments held in Rabbi Trust                          37,133           37,661
Other                                                    36,059           54,287
--------------------------------------------------------------------------------
                                                       $705,958          693,097
================================================================================

ACCRUED EXPENSES AND OTHER NON-CURRENT LIABILITIES

In thousands
--------------------------------------------------------------------------------
December 31                                                2001            2000

Salaries and wages                                    $  84,815         104,166
Employee benefits                                        31,000          22,397
Interest                                                 17,403          19,682
Operating taxes                                          79,110          75,595
Income taxes                                              2,124              --
Self-insurance reserves                                 218,786         228,452
Postretirement benefits
   other than pensions                                   37,916          38,274
Vehicle rent and related accruals                       105,813         160,579
Environmental liabilities                                12,182          14,174
Restructuring                                            19,817           5,920
Other                                                   116,223         139,537
--------------------------------------------------------------------------------
                                                        725,189         808,776
Non-current portion                                    (284,274)       (298,365)
--------------------------------------------------------------------------------
Accrued expenses                                      $ 440,915         510,411
================================================================================

LEASES

     Operating Leases as Lessor

     One of the Company's major product lines is full service leasing of commercial trucks, tractors and trailers. These lease agreements provide for a fixed time charge plus a fixed per-mile charge. A portion of these charges is often adjusted in accordance with changes in the Consumer Price Index. Contingent rentals included in income during 2001, 2000 and 1999 were $259 million, $268 million and $263 million, respectively.

     Direct Financing Leases

     The Company also leases revenue earning equipment to customers as direct financing leases. The net investment in direct financing leases consisted of:

In thousands
--------------------------------------------------------------------------------
December 31                                                  2001          2000

Minimum lease payments receivable                       $ 868,373       915,914
Executory costs and unearned income                      (476,722)     (506,880)
Unguaranteed residuals                                     83,635        79,362
--------------------------------------------------------------------------------
Net investment in direct financing leases                 475,286       488,396
Current portion                                           (62,211)      (60,534)
--------------------------------------------------------------------------------
Non-current portion                                     $ 413,075       427,862
================================================================================

Contingent rentals included in income were $29 million in 2001, $30 million in 2000 and $26 million in 1999.

     Operating Lease as Lessee

     The Company leases vehicles, facilities and office equipment under operating lease agreements. The majority of these agreements are vehicle leases which specify that rental payments be adjusted periodically based on changes in interest rates and provide for early termination at stipulated values.

     During 2001, 2000 and 1999, the Company entered into several agreements for the sale and operating leaseback of revenue earning equipment. Proceeds from these transactions totaled $411 million in 2001, $373 million in 2000 and $594 million in 1999. The leases contain purchase and/or renewal options, as well as limited guarantees of the lessor's residual value. The reserve for residual value guarantees was $44 million and $55 million at December 31, 2001 and 2000, respectively. Such amounts are included in accrued expenses (for those payable in less than one year) and in other non-current liabilities.

     Included in the sale-leaseback transactions in 2001 and 1999 were vehicle securitization transactions in which the Company sold a beneficial interest in certain leased vehicles to separately rated and unconsolidated vehicle lease trusts. Such securitizations generated cash proceeds of $411 million and $294 million in 2001 and 1999, respectively (which are included in the proceeds from sale-leaseback transactions in the previous paragraph). The vehicles were sold for approximately their carrying value. The Company is obligated to make lease payments only to the extent of collections on the related vehicle leases and vehicle sales.

     The Company retained an interest in the cash flows related to the vehicles in the form of a subordinated note issued at the date of each sale. The Company has provided credit enhancement in the form of cash reserve funds and a pledge of the subordinated notes, including interest thereon, as additional security for the trusts to the extent that delinquencies and losses on the truck leases and related vehicle sales are incurred. As of December 31, 2001 and 2000, credit enhancements maintained by the Company totaled $60 million and $28 million, respectively, and are included in direct financing leases and other assets. The trusts rely on collections from the leases on the vehicles in which the trusts have beneficial ownership, sales proceeds from the disposition of such vehicles and cash reserve funds to make payments to investors. The trusts are solely liable for such payments to investors, who are all independent of the Company. Other than the credit enhancements noted above, the Company does not guarantee investors' interests in the securitization trusts.

     During 2001, 2000 and 1999, rent expense (including rent of facilities included in operating expense, but excluding contingent rentals) was $304 million, $328 million and $279 million, respectively. Contingent rentals on securitized vehicles were $124 million in 2001, $65 million in 2000 and $28 million in 1999. Contingent rentals on all other leased vehicles were $41 million in 2001, $16 million in 2000 and $6 million in 1999.

     Lease Payments

     Future minimum payments for leases in effect at December 31, 2001 were as follows:

In thousands
--------------------------------------------------------------------------------
                                              As Lessor                As Lessee
--------------------------------------------------------------------------------
                                                          Direct
                                       Operating       Financing       Operating
                                          Leases          Leases          Leases

2002                                  $1,004,847         157,003         364,419
2003                                     814,042         146,365         280,123
2004                                     637,572         134,324         120,765
2005                                     449,081         118,275          66,990
2006                                     241,374          97,921          47,831
Thereafter                               107,574         214,262          97,227
--------------------------------------------------------------------------------
                                      $3,254,490         868,150         977,355
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

INCOME TAXES

The components of earnings before income taxes and the provision for income taxes attributable to continuing operations were as follows:

In thousands
--------------------------------------------------------------------------------
Years ended December 31                        2001          2000          1999

Earnings before income taxes:
   United States                          $  27,332       101,727        92,003
   Foreign                                    3,374        39,594        25,491
--------------------------------------------------------------------------------
                                          $  30,706       141,321       117,494
================================================================================
Current tax expense (benefit):
   Federal                                $      --       (40,204)     (183,470)
   State                                        132         4,652       (24,392)
   Foreign                                   13,785        14,602         2,398
--------------------------------------------------------------------------------
                                             13,917       (20,950)     (205,464)
--------------------------------------------------------------------------------
Deferred tax (benefit) expense:
   Federal                                    3,737        66,062       210,542
   State                                      5,849         3,351        31,596
   Foreign                                  (11,475)        3,826         7,903
--------------------------------------------------------------------------------
                                             (1,889)       73,239       250,041
--------------------------------------------------------------------------------
Provision for income taxes                $  12,028        52,289        44,577
================================================================================

A reconciliation of the Federal statutory tax rate with the effective tax rate for continuing operations follows:

Percentage of Pre-tax Income
--------------------------------------------------------------------------------
Years ended December 31                        2001          2000          1999

Federal statutory tax rate                     35.0          35.0          35.0
Impact on deferred taxes
   for changes in tax rates                   (34.8)           --            --
State income taxes, net of
   federal income tax benefit                  12.7           3.7           4.0
Amortization of goodwill                       10.6           2.0           0.1
Restructuring and
   other charges, net                          28.1            --            --
Miscellaneous items, net                      (12.4)         (3.7)         (1.2)
--------------------------------------------------------------------------------
Effective tax rate                             39.2          37.0          37.9
================================================================================

The higher 2001 effective tax rate and magnitude of reconciling items is primarily due to the effects of changes in foreign tax rates, non-deductible foreign charges included in restructuring and other charges and the relatively low level of income before income taxes compared to such items. The increase in the Company's effective tax rate was partially offset by a permanent reduction in corporate tax rates in Canada that resulted in a one-time reduction in the Company's related deferred taxes of $7 million.

         The components of the net deferred income tax liability were as follows:

In thousands
--------------------------------------------------------------------------------
December 31                                               2001             2000

Deferred income tax assets:
   Self-insurance reserves                         $    77,592           74,388
   Net operating loss carryforwards                    195,050           99,271
   Alternative minimum tax credits                      31,109           31,109
   Accrued compensation and benefits                    27,782           31,445
   Lease accruals and reserves                          31,335           43,365
   Miscellaneous other accruals                         57,327           36,451
--------------------------------------------------------------------------------
                                                       420,195          316,029
Valuation allowance                                    (16,093)         (12,815)
--------------------------------------------------------------------------------
                                                       404,102          303,214
--------------------------------------------------------------------------------
Deferred income tax liabilities:
   Property and equipment
      bases difference                              (1,256,520)      (1,155,110)
   Other items                                        (128,752)        (130,481)
--------------------------------------------------------------------------------
                                                    (1,385,272)      (1,285,591)
--------------------------------------------------------------------------------
Net deferred income tax liability*                 $  (981,170)        (982,377)
================================================================================

* Deferred tax assets of $22 million and $35 million have been included in prepaid expenses and other current assets at December 31, 2001 and 2000, respectively.

Deferred taxes have not been provided on temporary differences related to investments in foreign subsidiaries that are considered permanent in duration. These temporary differences consist primarily of undistributed foreign earnings of $119 million at December 31, 2001. A full foreign tax provision has been made on these undistributed foreign earnings. Determination of the amount of deferred taxes on these temporary differences is not practicable due to foreign tax credits and exclusions.

     The Company had net operating loss carryforwards (tax effected) for federal and state income tax purposes of $195 million at December 31, 2001, expiring through 2016. The Company expects to utilize these carryforwards before their expiration dates.

     The Company had unused alternative minimum tax credits, for tax purposes, of $31 million at December 31, 2001 available to reduce future income tax liabilities. The alternative minimum tax credits may be carried forward indefinitely.

     A valuation allowance has been established to reduce deferred income tax assets, principally foreign tax loss carryforwards, to amounts expected to be realized.

     Income taxes (refunded) paid totaled $(12) million in 2001, $(7) million in 2000 and $72 million in 1999, and include amounts related to both continuing and discontinued operations.

     The consolidated federal income tax returns for 1995, 1996 and 1997 are being audited by the IRS. Years prior to 1995 are closed and no longer subject to audit. Management believes that taxes accrued on the balance sheet fairly represent the amount of future tax liability due by the Company.

DEBT

In thousands
--------------------------------------------------------------------------------
December 31                                               2001             2000

U.S. commercial paper                              $   210,000          441,106
Canadian commercial paper                                   --           31,692
Unsecured U.S. notes:
   Debentures, 6.50% to 9.88%,
      due 2005 to 2017                                 325,687          425,610
   Medium-term notes,
      5.00% to 8.10%,
      due 2002 to 2025                                 742,527          755,863
Unsecured foreign obligations
   (principally pound sterling),
    4.50% to 13.50%,
    due 2002 to 2006                                   331,306          332,680
Other debt, including capital leases                    99,164           30,029
--------------------------------------------------------------------------------
Total debt                                           1,708,684        2,016,980
Current portion                                       (317,087)        (412,738)
--------------------------------------------------------------------------------
Long-term debt                                     $ 1,391,597        1,604,242
================================================================================

Debt maturities (including sinking fund requirements) during the five years subsequent to December 31, 2001 are as follows:

In thousands
--------------------------------------------------------------------------------
                                                                 Debt Maturities

2002                                                                   $ 317,087
2003                                                                     122,303
2004                                                                     165,269
2005                                                                     204,660
2006                                                                     492,018

During 2001, the Company replaced its $720 million global revolving credit facility with a new $860 million global revolving credit facility. The new facility is composed of $300 million which matures in May 2002 and is renewable annually, and $560 million which matures in May 2006. The primary purposes of the credit facility are to finance working capital and provide support for the issuance of commercial paper. At the Company's option, the interest rate on borrowings under the credit facility is based on libor, prime, federal funds or local equivalent rates. The credit facility's annual facility fee ranges from
12.5 to 15.0 basis points applied to the total facility of $860 million based on the Company's current credit ratings. At December 31, 2001, $550 million was available under this global revolving credit facility. Of such amount, $300 million was available at a maturity of less than one year. Foreign borrowings of $100 million were outstanding under the facility at December 31, 2001. In order to maintain availability of funding, the global revolving credit facility requires the Company to maintain a ratio of debt to consolidated tangible net worth, as defined, of less than or equal to 300 percent. The ratio at December 31, 2001 was 117 percent.

     The weighted average interest rates for outstanding U.S. commercial paper at December 31, 2001 and 2000 were 2.83 percent and 7.38 percent, respectively. The weighted average interest rates for outstanding Canadian commercial paper at December 31, 2000 was 5.91 percent; none was outstanding as of December 31, 2001. U.S. commercial paper is classified as long-term debt since it is backed by the long-term revolving credit facility previously discussed.

     The Company has issued unsecured medium-term notes under various shelf registration statements filed with the Securities and Exchange Commission. In 1998, the Company registered an additional $800 million for future debt issues. As of December 31, 2001, the Company had $337 million of debt securities available for issuance under the latest registration statement. The Company had unamortized original issue discounts of $17 million and $17 million for the medium-term notes and debentures at December 31, 2001 and 2000, respectively.

     During the fourth quarter of 1999, the Company recorded an extraordinary loss of $4 million (net of income tax benefit of $3 million) in connection with the early retirement of $156 million of debentures. The loss represents the payment of redemption premiums and the write-down of deferred finance costs.

     At December 31, 2001 and 2000, the Company had letters of credit outstanding totaling $115 million and $133 million, respectively, which primarily guarantee various insurance activities. Certain of these letters of credit guarantee insurance activities associated with insurance claim liabilities transferred in conjunction with the sale of certain businesses reported as discontinued operations in previous years. To date, such insurance claims, representing per claim deductibles payable under third-party insurance policies, have been paid by the companies that assumed such liabilities. However, if all or a portion of such assumed claims of approximately $20 million are unable to be paid, the third-party insurers may have recourse against certain of the outstanding letters of credit provided by the Company in order to satisfy the unpaid claim deductibles.

     Interest paid totaled $121 million in 2001 and $163 million in 2000. Interest paid for both continuing and discontinued operations totaled $206 million in 1999.

     The carrying amount of debt (excluding capital leases) was $1.7 billion and $2.0 billion as of December 31, 2001 and 2000, respectively. Based on dealer quotations that represent the discounted future cash flows through maturity or expiration using current rates, the fair value of this debt at December 31, 2001 and 2000 was estimated at $1.7 billion and $1.9 billion, respectively.

SHAREHOLDERS' EQUITY

In December 1999, the Company completed a $200 million stock repurchase program announced in September 1999 in conjunction with the RPTS sale. In September 1999, the Company also completed a three million-share repurchase program announced in December 1998.

     At December 31, 2001, the Company had 60,527,423 Preferred Stock Purchase Rights (Rights) outstanding which expire in March 2006. The Rights contain provisions to protect shareholders in the event of an unsolicited attempt to acquire the Company that is not believed by the Board of Directors to be in the best interest of shareholders. The Rights, evidenced by common stock certificates, are subject to anti-dilution provisions and are not exercisable, transferable or exchangeable apart from the common stock until 10 days after a person, or a group of affiliated or associated persons, acquires beneficial ownership of 10 percent or more or, in the case of exercise or transfer, makes a tender offer for 10 percent or more of the Company's common stock. The Rights entitle the holder, except such an acquiring person, to purchase at the current exercise price of $100 that number of the Company's common shares that at the time would have a market value of $200. In the event the Company is acquired in a merger or other business combination (including one in which the Company is the surviving corporation), each Right entitles its holder to purchase at the current exercise price of $100 that number of common shares of the surviving corporation which would then have a market value of $200. In lieu of common shares, Rights holders can purchase 1/100 of a share of Series c Preferred Stock for each Right. The Series c Preferred Stock would be entitled to quarterly dividends equal to the greater of $10 per share or 100 times the common stock dividend per share and have 100 votes per share, voting together with the common stock. By action of the Board of Directors, the Rights may also be exchanged in whole or in part, at an exchange ratio of one share of common stock per Right. The Rights have no voting rights and are redeemable, at the option of the Company, at a price of $0.01 per Right prior to the acquisition by a person or a group of persons affiliated or associated persons of beneficial ownership of 10 percent or more of the common stock.

EMPLOYEE STOCK OPTION AND STOCK PURCHASE PLANS

     Option Plans

     The Company sponsors various stock option and incentive plans which provide for the granting of options to employees and directors for purchase of common stock at prices equal to fair market value at the time of grant. Options granted under all plans are for terms not exceeding 10 years and are exercisable cumulatively 20 to 50 percent each year based on the terms of the grant.

     Key employee plans also provide for the issuance of stock appreciation rights, limited stock appreciation rights, restricted stock or stock units at no cost to the employee. The value of the restricted stock, equal to the fair market value at the time of grant, is recorded in shareholders' equity as deferred compensation and recognized as compensation expense as the restricted stock vests over the periods established for each grant. In 2001, 2000 and 1999, the Company granted 167,575, 194,400 and 45,650 shares of restricted stock at a weighted average grant date fair value of $20.62, $18.19 and $26.33, respectively. Amortization of restricted stock totaled $1 million in 2001 and approximately $500,000 in 2000. Awards under a non-employee director plan may also be granted in tandem with restricted stock units at no cost to the grantee; 3,502 units, 3,975 units and 4,013 units were granted in 2001, 2000 and 1999, respectively. This compensation expense was not significant in 2001, 2000 or 1999.

     The following table summarizes the status of the Company's stock option plans:

Shares in thousands
------------------------------------------------------------------------------
                          2001                2000                1999
------------------------------------------------------------------------------
                              Weighted            Weighted            Weighted
                               Average             Average             Average
                              Exercise            Exercise            Exercise
                     Shares      Price   Shares      Price   Shares      Price

Beginning of year     8,772     $24.76    6,762     $27.77    5,253     $28.06
Granted                 849      20.45    2,969      18.61    2,200      26.76
Exercised              (233)     17.32      (73)     14.11      (92)     22.44
Forfeited              (474)     26.80     (886)     27.97     (599)     27.47
-------------------------------------------------------------------------------
End of year           8,914     $24.43    8,772     $24.76    6,762     $27.77
===============================================================================
Exercisable at
   end of year        5,007     $27.01    4,123     $28.25    4,099     $27.59
===============================================================================
Available for
   future grant       5,151        N/A    2,477        N/A    2,258        N/A
===============================================================================

Information about options in various price ranges at December 31, 2001 follows:

Shares in thousands
---------------------------------------------------------------------------
                            Options                          Options
                          Outstanding                      Exercisable
---------------------------------------------------------------------------
                          Remaining      Weighted                  Weighted
  Price                        Life       Average                   Average
 Ranges      Shares      (in years)         Price      Shares         Price
$ 10-20       2,160             7.9       $ 17.81         663       $ 17.77
  20-25       2,143             6.5         21.53         573         22.46
  25-30       3,555             4.5         26.98       2,735         27.08
  30-38       1,056             5.0         35.28       1,036         35.25
---------------------------------------------------------------------------
              8,914             5.8       $ 24.43       5,007       $ 27.01
===========================================================================

     Purchase Plans

     The Employee Stock Purchase Plan provides for periodic offerings to substantially all U.S. and Canadian employees to subscribe to shares of the Company's common stock at 85 percent of the fair market value on either the date of offering or the last day of the purchase period, whichever is less. The stock purchase plan currently in effect provides for quarterly purchase periods. The U.K. Stock Purchase Scheme provides for periodic offerings to substantially all U.K. employees to subscribe to shares of the Company's common stock at 85 percent of the fair market value on the date of the offering.

     The following table summarizes the status of the Company's stock purchase plans:

Shares in thousands
------------------------------------------------------------------------------
                            2001               2000                1999
------------------------------------------------------------------------------
                              Weighted            Weighted            Weighted
                               Average             Average             Average
                              Exercise            Exercise            Exercise
                     Shares      Price   Shares      Price   Shares      Price

Beginning of year        63     $26.81       72     $27.00       82     $27.05
Granted                 413      15.44      379      16.03      300      18.43
Exercised              (413)     15.44     (379)     16.03     (300)     19.71
Forfeited               (23)     20.66       (9)     28.34      (10)     27.66
------------------------------------------------------------------------------
End of year              40     $30.28       63     $26.81       72     $27.00
==============================================================================
Exercisable at
   end of year           --        N/A       22     $20.66       --        N/A
==============================================================================
Available for
   future grant       1,676        N/A    2,066        N/A     2,436       N/A
==============================================================================

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

In thousands, except per share amounts
----------------------------------------------------------------------------
Years ended December 31                  2001           2000            1999

Net earnings:
   As reported                        $18,678         89,032         419,678
   Pro forma                           10,957         81,350         412,789
Earnings per share:
   Basic:
      As reported                        0.31           1.49            6.12
      Pro forma                          0.18           1.37            6.02
   Diluted:
      As reported                        0.31           1.49            6.11
      Pro forma                          0.18           1.37            6.02
----------------------------------------------------------------------------

The fair values of options granted were estimated as of the dates of grant using the Black-Scholes option pricing model.

     The option pricing assumptions were as follows:

------------------------------------------------------------------------------
Years ended December 31                   2001           2000            1999

Dividend yield                             2.7%           3.5%            2.5%
Expected volatility                       27.0%          26.9%           25.7%
Option plans:
   Risk-free interest rate                 4.9%           6.3%            5.4%
   Weighted average
      expected life                    7 years        7 years         7 years
   Weighted average grant-date
      fair value per option              $5.69          $5.01          $ 7.77
Purchase plans:
   Risk-free interest rate                 3.3%           5.8%            4.9%
   Weighted average
      expected life                   .25 year       .25 year        .25 year
   Weighted average grant-date
      fair value per option              $3.65          $4.08          $ 4.99
------------------------------------------------------------------------------

EARNINGS PER SHARE INFORMATION

A reconciliation of the number of shares used in computing basic and diluted EPS follows:

In thousands
---------------------------------------------------------------------------
Years ended December 31                  2001           2000           1999

Weighted average shares
   outstanding - Basic                 60,083         59,567         68,536
Effect of dilutive options and
   unvested restricted stock              582            192            196
---------------------------------------------------------------------------
Weighted average shares
   outstanding - Diluted               60,665         59,759         68,732
===========================================================================
Anti-dilutive options not
    included above                      6,793          6,446          5,750
===========================================================================

EMPLOYEE BENEFIT PLANS

     Pension Plans

     The Company sponsors several defined benefit pension plans covering substantially all employees not covered by union-administered plans, including certain employees in foreign countries. These plans generally provide participants with benefits based on years of service and career-average compensation levels. The funding policy for these plans is to make contributions based on normal costs plus amortization of unfunded past service liability but not greater than the maximum allowable contribution deductible for Federal income tax purposes. The majority of the plans' assets are invested in a master trust which, in turn, is primarily invested in listed stocks and bonds. The Company also contributed to various defined benefit, union-administered, multi-employer plans for employees under collective bargaining agreements. Pension income was as follows:

In thousands
--------------------------------------------------------------------------------
Years ended December 31                            2001        2000        1999

Company-administered plans:
   Service cost                                $(26,248)    (23,836)    (32,649)
   Interest cost                                (58,306)    (54,047)    (50,087)
   Expected return on plan assets                91,248      97,064      85,422
   Amortization of transition asset                  23       3,746       3,818
   Recognize net actuarial (loss) gain             (514)     23,890       2,323
   Amortization of prior service cost            (2,508)     (2,501)     (2,382)
--------------------------------------------------------------------------------
                                                  3,695      44,316       6,445
Union-administered plans                         (2,912)     (2,610)     (2,591)
--------------------------------------------------------------------------------
Net pension income                             $    783      41,706       3,854
================================================================================

The Company recorded settlement and curtailment gains of $4 million in 1999 as part of the gain on disposal of discontinued operations.

     The following table sets forth the balance sheet impact, as well as the benefit obligations, assets and funded status associated with the Company's pension plans:

In thousands
------------------------------------------------------------------------------
December 31                                                2001           2000

Change in benefit obligations:
   Benefit obligations at January 1,                  $ 820,169        701,776
   Service cost                                          26,248         23,836
   Interest cost                                         58,306         54,047
   Amendments                                                --          7,747
   Actuarial loss                                         8,820         37,444
   Benefits paid                                        (37,585)       (36,229)
   Change in discount rate assumption                    49,249         22,502
   Plan transfers                                            --         15,627
   Foreign currency exchange rate changes                (3,197)        (6,581)
------------------------------------------------------------------------------
Benefit obligations at December 31,                     922,010        820,169
------------------------------------------------------------------------------

Change in plan assets:
Fair value of plan assets at January 1,                 993,493      1,054,123
   Actual return on plan assets                         (79,472)       (41,672)
   Employer contribution                                  6,141          2,293
   Plan participants' contributions                       2,631          2,692
   Benefits paid                                        (37,585)       (36,229)
   Plan transfers                                            --         20,110
   Foreign currency exchange rate changes                (3,405)        (7,824)
------------------------------------------------------------------------------
Fair value of plan assets at December 31,               881,803        993,493
------------------------------------------------------------------------------

Funded status                                           (40,207)       173,324
Unrecognized transition asset                              (237)          (267)
Unrecognized prior service cost                          15,412         17,950
Unrecognized net actuarial loss (gain)                  168,494        (59,933)
------------------------------------------------------------------------------
Prepaid benefit cost                                  $ 143,462        131,074
==============================================================================

Plan transfers relate to obligations assumed and assets received in 2000 related to a customer's employees who were hired by the Company as a result of a new contract in the U.K. Additionally, in 2000, the Company's dominant plan was amended to increase certain benefit levels and resulted in an additional benefit obligation of $7 million.

     Amounts recognized in the balance sheet consist of:

In thousands
------------------------------------------------------------------------------
December 31                                                2001           2000

Prepaid pension benefit cost (other assets)           $ 159,214        145,546
Accrued benefit liability (accrued expenses)            (15,752)       (14,472)
Additional minimum liability (accrued expenses)          (3,102)            --
Intangible assets                                         1,857             --
Accumulated other comprehensive loss                      1,245             --
------------------------------------------------------------------------------
                                                      $ 143,462        131,074
==============================================================================

The following table sets forth the actuarial assumptions used for the Company's dominant plan:

------------------------------------------------------------------------------
December 31                                               2001            2000

Discount rate                                             7.00%           7.50%
Rate of increase in compensation levels                   5.00%           5.00%
Expected long-term rate of return on plan assets          9.25%           9.50%
Transition amortization in years                             6               6
Gain and loss amortization in years                          6               6
------------------------------------------------------------------------------

     Savings Plans

     The Company also has defined contribution savings plans that cover substantially all eligible employees. Company contributions to the plans, which are based on employee contributions and the level of Company match, totaled approximately $14 million in 2001, $14 million in 2000 and $11 million in 1999.

     Supplemental Pension and Deferred Compensation Plans

     The Company has a non-qualified supplemental pension plan covering certain employees which provides for incremental pension payments from the Company's funds so that total pension payments equal amounts that would have been payable from the Company's principal pension plans if it were not for limitations imposed by income tax regulations. The benefit obligation under this plan totaled $21 million and $19 million at December 31, 2001 and 2000, respectively. The accrued pension expense liability related to this plan was $16 million and $14 million at December 31, 2001 and 2000, respectively. Pension expense for this plan totaled $2 million in 2001, 2000 and 1999.

     The Company also has deferred compensation plans that permit eligible employees, officers and directors to defer a portion of their compensation. The deferred compensation liability, including Company matching amounts and accumulated earnings on notional investments, totaled $22 million and $23 million at December 31, 2001 and 2000, respectively.

     The Company has established a grantor trust (Rabbi Trust) to provide funding for benefits payable under the supplemental pension plan and deferred compensation plans. The assets held in trust at December 31, 2001 and 2000 amounted to $37 million and $38 million, respectively. These assets are included in direct financing leases and other assets in the accompanying balance sheets because they are available to the general creditors of the Company in the event of the Company's insolvency. Rabbi Trust assets consist of a managed portfolio of equity securities and corporate-owned life insurance policies. The equity securities are classified as trading assets and stated at fair value. Both realized and unrealized gains and losses are included in miscellaneous (income) expense, net.

     Postretirement Benefits Other than Pensions

     The Company sponsors plans that provide retired employees with certain healthcare and life insurance benefits. Substantially all employees not covered by union-administered health and welfare plans are eligible for the healthcare benefits. Healthcare benefits for the Company's principal plans are generally provided to qualified retirees under age 65 and eligible dependents. Generally these plans require employee contributions which vary based on years of service and include provisions which cap Company contributions. During 2000, the Company amended its postretirement benefit plan to eliminate the retiree life insurance benefit for active employees as of December 31, 2000.

     Total periodic postretirement benefit expense was as follows:

In thousands
--------------------------------------------------------------------------------
Years ended December 31                            2001        2000        1999

Service cost                                    $   999         975       1,360
Interest cost                                     2,247       2,233       2,210
Curtailment gain                                     --      (1,148)         --
Recognized net actuarial loss (gain)              2,007        (801)        (94)
Amortization of prior service cost               (1,157)     (1,166)     (1,043)
--------------------------------------------------------------------------------
Postretirement benefit expense                  $ 4,096          93       2,433
===============================================================================

The curtailment gain of $1 million in 2000 related to the retiree life insurance amendment previously discussed. The Company also recorded settlement and curtailment gains of $1 million in 1999 as part of the gain on disposal of discontinued operations.

     The Company's postretirement benefit plans are not funded. The following table sets forth the balance sheet impact, as well as the benefit obligations and rate assumptions associated with the Company's postretirement benefit plans:

In thousands
-------------------------------------------------------------------------------
December 31                                                 2001          2000

Benefit obligations at January 1,                       $ 26,932        29,639
   Service cost                                              999           975
   Interest                                                2,247         2,233
   Amendment                                                  --        (4,318)
   Actuarial loss                                          5,102         2,699
   Benefits paid                                          (4,431)       (3,585)
   Curtailment and settlement                                 --        (1,148)
   Change in discount rate assumption                      1,042           437
   Change in healthcare trend assumption                     366            --
   Foreign currency exchange rate changes                    (23)           --
-------------------------------------------------------------------------------
Benefit obligations at December 31,                       32,234        26,932
   Unrecognized prior service credit                       7,551         8,708
   Unrecognized net actuarial (loss) gain                 (1,869)        2,634
-------------------------------------------------------------------------------
Accrued postretirement benefit obligation               $ 37,916        38,274
===============================================================================
Discount rate                                               7.00%         7.50%
-------------------------------------------------------------------------------

The actuarial assumptions include healthcare cost trend rates projected at 13 percent for 2002, graded down to 6 percent for 2010 and thereafter. Changing the assumed healthcare cost trend rates by 1 percent in each year would not have had a material effect on the accumulated postretirement benefit obligation as of December 31, 2001 or postretirement benefit expense for 2001.

ENVIRONMENTAL MATTERS

The Company's operations involve storing and dispensing petroleum products, primarily diesel fuel. In 1988, the Environmental Protection Agency (EPA) issued regulations that established requirements for testing and replacing underground storage tanks. During 1998, the Company completed its tank replacement program to comply with the regulations. In addition, the Company has received notices from the EPA and others that it has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, the Superfund Amendments and Reauthorization Act and similar state statutes and may be required to share in the cost of cleanup of 30 identified disposal sites.

     The Company's environmental expenses, which included remediation costs as well as normal recurring expenses such as licensing, testing and waste disposal fees, were $7 million in 2001, $5 million in 2000 and $10 million in 1999.

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

OTHER MATTERS

The Company settled long-standing litigation with a former customer, OfficeMax, relating to a logistics services agreement that was terminated in 1997. In the final settlement, OfficeMax is paying the Company a total of $5 million over the five years following the settlement. The Company will not pay anything to OfficeMax. Further, the settlement is backed by a $5 million letter of credit, obtained by OfficeMax, naming the Company as the beneficiary.

     The Company is also a party to various other claims, legal actions and complaints arising in the ordinary course of business. While any proceeding or litigation has an element of uncertainty, management believes that the disposition of these matters will not have a material impact on the consolidated financial position, liquidity or results of operations of the Company.

SEGMENT REPORTING

The Company's operating segments are aggregated into reportable business segments based primarily upon similar economic characteristics, products, services and delivery methods. The Company operates in three reportable business segments: (1) FMS, which provides full service leasing, commercial rental and programmed maintenance of trucks, tractors and trailers to customers, principally in the U.S., Canada and the U.K.; (2) SCS, which provides comprehensive supply chain consulting and lead logistics management solutions that support customers' entire supply chains, from inbound raw materials through distribution of finished goods throughout North America, in Latin America, Europe and Asia; and (3) DCC, which provides vehicles and drivers as part of a dedicated transportation solution, principally in North America.

     Management evaluates business segment financial performance based upon several factors, of which the primary measure is contribution margin. Contribution margin represents each business segment's revenue, less direct costs and direct overheads related to the segment's operations. Business segment contribution margin for all segments (net of eliminations), less Central Support Services (CSS) expenses and restructuring and other charges, is equal to earnings from continuing operations before income taxes. CSS are those costs incurred to support all business segments, including sales and marketing, human resources, finance, shared management information systems, customer solutions, health and safety, legal and communications.

     The FMS segment leases revenue earning equipment, sells fuel and provides maintenance and other ancillary services to the SCS and DCC segments. Inter-segment revenues and contribution margin are accounted for at approximate fair value as if the transactions were made with independent third parties. Contribution margin related to inter-segment equipment and services billed to customers (equipment contribution) is included in both FMS and the business segment which served the customer, then eliminated (presented as "Eliminations"). Equipment contribution included in SCS contribution margin was $17 million in 2001, $20 million in 2000 and $19 million in 1999. Equipment contribution included in DCC contribution margin was $20 million in 2001, $22 million in 2000 and $21 million in 1999. Interest expense is primarily allocated to the FMS business segment.

     Business segment revenue and contribution margin are presented below:

In thousands
--------------------------------------------------------------------------------
Years ended December 31                          2001         2000         1999

Revenue:
   Fleet Management Solutions:
      Full service lease and
         program maintenance              $ 1,855,865    1,865,345    1,816,599
      Commercial rental                       468,438      523,776      540,734
      Fuel                                    658,325      773,320      587,193
      Other                                   369,912      393,549      362,718
--------------------------------------------------------------------------------
                                            3,352,540    3,555,990    3,307,244
   Supply Chain Solutions                   1,453,881    1,595,252    1,441,029
   Dedicated Contract Carriage                534,962      551,706      531,642
   Eliminations                              (335,260)    (366,156)    (327,711)
--------------------------------------------------------------------------------
Total revenue                             $ 5,006,123    5,336,792    4,952,204
================================================================================

Contribution margin:
   Fleet Management Solutions             $   339,326      382,851      372,164
   Supply Chain Solutions                      51,236       65,484       54,832
   Dedicated Contract Carriage                 57,679       60,828       59,633
   Eliminations                               (36,989)     (41,888)     (40,280)
--------------------------------------------------------------------------------
                                              411,252      467,275      446,349
   Central Support Services                  (263,982)    (283,940)    (252,712)
   Restructuring and other charges, net      (116,564)     (42,014)     (52,093)
   Year 2000 expense                               --           --      (24,050)
--------------------------------------------------------------------------------
Earnings from continuing operations
   before income taxes                    $    30,706      141,321      117,494
================================================================================

Each business segment follows the same accounting policies as described in the Summary of Significant Accounting Policies. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

In thousands
-------------------------------------------------------------------------------
Years ended December 31                         2001          2000         1999

Depreciation expense:
   Fleet Management Solutions              $ 501,365       534,758      572,784
   Supply Chain Solutions                     24,277        25,080       24,835
   Dedicated Contract Carriage                 1,438         1,809        2,259
   Central Support Services                   18,405        18,709       22,848
-------------------------------------------------------------------------------
Total depreciation expense                 $ 545,485       580,356      622,726
===============================================================================

Gains on sales of revenue earning equipment, net of selling and equipment preparation cost reflected in FMS, totaled $12 million, $19 million and $56 million in 2001, 2000 and 1999, respectively.

In thousands
-------------------------------------------------------------------------------
Years ended December 31                         2001          2000         1999

Amortization expense and other
  non-cash charges, net:
      Fleet Management Solutions           $  35,653        15,973       17,147
      Supply Chain Solutions                  47,543        14,624       11,072
      Dedicated Contract Carriage                431            --           --
      Central Support Services                 7,286         2,330       (1,983)
-------------------------------------------------------------------------------
Total amortization expense and
   other non-cash charges, net             $  90,913        32,927       26,236
===============================================================================

In thousands
-------------------------------------------------------------------------------
Years ended December 31                                       2001         2000

Interest expense:
   Fleet Management Solutions                            $ 111,032      152,596
   Supply Chain Solutions                                    5,321        5,196
   Dedicated Contract Carriage                                  19            3
   Central Support Services                                  2,177       (3,786)
-------------------------------------------------------------------------------
Total interest expense                                   $ 118,549      154,009
===============================================================================

As a result of the change in reportable business segments in 2000, 1999 disclosure of interest expense included in contribution margin under the new reportable segments is impracticable. Interest expense for the previously reportable business segments is presented below:

In thousands
-------------------------------------------------------------------------------
Years ended December 31                        2001          2000          1999

Interest expense:
   Transportation Services               $  102,900       141,487       169,082
   Integrated Logistics                       3,017         2,289         2,368
   International                             14,643        16,914        22,187
-------------------------------------------------------------------------------
   Total reportable segments                120,560       160,690       193,637
   Other, primarily corporate                (2,011)       (6,681)       (6,461)
-------------------------------------------------------------------------------
Total interest expense                   $  118,549       154,009       187,176
===============================================================================

Asset information, including capital expenditures, is not maintained on the new segment basis nor provided to the chief operating decision maker and as such is not presented.

     Geographic Information

In thousands
-------------------------------------------------------------------------------
Years ended December 31                        2001          2000          1999

Revenue:
   United States                         $4,218,163     4,445,842     4,078,087
   Foreign                                  787,960       890,950       874,117
-------------------------------------------------------------------------------
Total                                    $5,006,123     5,336,792     4,952,204
===============================================================================

In thousands
-------------------------------------------------------------------------------
December 31                                    2001          2000          1999

Long-lived assets:
   United States                         $2,489,338     3,026,644     3,072,892
   Foreign                                  556,659       598,788       603,664
-------------------------------------------------------------------------------
Total                                    $3,045,997     3,625,432     3,676,556
===============================================================================

The Company believes that its diversified portfolio of customers across a full array of transportation and logistics solutions across many industries will help to mitigate the impact of adverse downturns in specific sectors of the economy in the near to medium-term. The Company's portfolio of full service lease and commercial rental customers is not concentrated in any one particular industry or geographic region, with the largest concentration being in non-cyclical industries such as food, groceries and beverages. While the Company derives a significant portion of its SCS revenue (over 40 percent in 2001) and DCC revenue from the automotive industry, the business is derived from numerous manufacturers and suppliers of original equipment parts. None of these companies constitute more than 10 percent of the Company's total revenue.

SUPPLEMENTARY DATA

Quarterly Financial and Common Stock Data
Ryder System, Inc. and Subsidiaries

In thousands, except share data                     Per Common Share
-------------------------------------------------------------------------------------------
                                                                                  Dividends
                                    Net    Net Earnings/(Loss)    Stock Price           Per
                               Earnings    -----------------------------------       Common
                    Revenue      /(Loss)   Basic    Diluted      High      Low        Share

2001
First quarter    $1,281,509       4,119     0.07       0.07     22.11    16.06         0.15
Second quarter    1,294,069      19,854     0.33       0.33     23.19    17.30         0.15
Third quarter     1,242,806      (5,506)   (0.09)     (0.09)    23.10    17.02         0.15
Fourth quarter    1,187,739         211     0.00       0.00     22.57    18.67         0.15
-------------------------------------------------------------------------------------------
Total            $5,006,123      18,678     0.31       0.31     23.19    16.06         0.60
===========================================================================================

2000
First quarter    $1,308,608      19,824     0.33       0.33     25.13    17.44         0.15
Second quarter    1,332,190      29,640     0.50       0.50     24.88    17.94         0.15
Third quarter     1,338,817      12,144     0.20       0.20     23.00    18.31         0.15
Fourth quarter    1,357,177      27,424     0.46       0.46     20.31    14.81         0.15
-------------------------------------------------------------------------------------------
Total            $5,336,792      89,032     1.49       1.49     25.13    14.81         0.60
===========================================================================================

Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

     Earnings from continuing operations in 2001 were impacted, in part, by after-tax restructuring and other charges of $7 million in the first quarter, $12 million in the second quarter, $35 million in the third quarter and $27 million in the fourth quarter. Earnings from continuing operations in the third and fourth quarters of 2000 were impacted, in part, by after-tax restructuring and other charges of $23 million and $3 million, respectively.

     The Company's common shares are traded on the New York Stock Exchange, the Chicago Stock Exchange, the Pacific Stock Exchange and the Berlin Stock Exchange. As of January 31, 2002, there were 13,844 common stockholders of record.

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

                                     PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,

                             AND REPORTS ON FORM 8-K

(a)  1. Financial Statements for Ryder System, Inc. and Consolidated
        Subsidiaries:

Items A through F are presented on the following pages of this Form 10-K Annual
Report:

                                                                                         Page No.

    A)    Independent Auditors' Report...................................................   37

    B)    Consolidated Statements of Earnings for years ended December 31,
          2001, 2000 and 1999............................................................   38

    C)    Consolidated Balance Sheets as of December 31, 2001 and 2000...................   39

    D)    Consolidated Statements of Cash Flows for years ended December 31,
          2001, 2000 and 1999............................................................   40

    E)    Consolidated Statements of Shareholders' Equity for years
          ended December 31, 2001, 2000 and 1999 ........................................   41

    F)    Notes to Consolidated Financial Statements.....................................   42

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

                                  EXHIBIT INDEX

Exhibit
Number                                 Description
--------                               -----------
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

4.1 The Company hereby agrees, pursuant to paragraph (b)(4)(iii of Item 601 of Regulation S-K, to furnish the Commission ) with a copy of any instrument defining the rights of holders of long-term debt of the Company, where such instrument has not been filed as an exhibit hereto and the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

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

10.3(d) The Ryder System, Inc. 2000 Incentive Compensation Plan for Headquarters Executive Management Levels MS 11 and Higher, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated by referencce into this report.

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

10.4(e) The Ryder System, Inc. 1995 Stock Incentive Plan, as amended and restated as of May 5, 2000, previously filed with the Commission as an exhibit to the Company's Annual Report or Form 10-K for the year ended 2000, is incorporated by reference into this report.

10.4(f) The Ryder System, Inc. 1995 Stock Incentive Plan, as amended and restated at May 4, 2001, previously filed with the Commission as an exhibit to the Company's report on Form 10-Q for the quarter ended September 30, 2001, is incorporated by reference into this report.

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

10.5(c) The Ryder System, Inc. Directors Stock Plan, as amended and restated at May 4, 2001, previously filed with the Commission as an Exhibit to the Company's Report on Form 10-Q for the quarter ended September 30, 2001, is incorporated by reference into this report.

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

10.11 Severance Agreement, dated as of March 15, 2000, between Ryder System, Inc. and James B. Griffin, as previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated by reference into this report.

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

24.1          Manually executed powers of attorney for each of:

                                M. Anthony Burns
                                Joseph L. Dionne
                               Edward T. Foote II
                                 David I. Fuente
                                 John A. Georges
                                 David T. Kearns
                                 Lynn M. Martin
                               Christine A. Varney

(b)  Reports on Form 8-K:

     During the fourth quarter of 2001, the Company filed a report on Form 8-K on November 21, 2001.

     Item 9. Regulation FD Disclosure

     The Company made the 8-K filing to furnish earnings guidance for the fourth quarter of 2001 and to announce expected additions to restructuring and other changes during the fourth quarter of 2001.

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

Date: March 25, 2002                   RYDER SYSTEM, INC.


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


Date: March 25, 2002                   By: /S/ GREGORY T. SWIENTON
                                           -------------------------------------
                                           Gregory T. Swienton
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date: March 25, 2002                   By: /S/ CORLISS J. NELSON
                                           -------------------------------------
                                           Corliss J. Nelson
                                           Senior Executive Vice President
                                           and Chief Financial Officer
                                           (Principal Financial Officer)


Date: March 25, 2002                   By: /S/ KATHLEEN S. PARTRIDGE
                                           -------------------------------------
                                           Kathleen S. Partridge
                                           Senior Vice President, Business
                                           and Accounting Services
                                           (Principal Accounting Officer)


Date: March 25, 2002                   By: /S/ M. ANTHONY BURNS *
                                           -------------------------------------
                                           M. Anthony Burns
                                           Chairman


Date: March 25, 2002                   By: /S/ JOSEPH L. DIONNE *
                                           -------------------------------------
                                           Joseph L. Dionne
                                           Director


Date: March 25, 2002                   By: /S/ EDWARD T. FOOTE II *
                                           -------------------------------------
                                           Edward T. Foote II
                                           Director


Date: March 25, 2002                   By: /S/ DAVID I. FUENTE *
                                           -------------------------------------
                                           David I. Fuente
                                           Director


Date: March 25, 2002                   By: /S/ JOHN A. GEORGES *
                                           -------------------------------------
                                           John A. Georges
                                           Director

Date: March 25, 2002                   By: /S/ DAVID T. KEARNS *
                                           -------------------------------------
                                           David T. Kearns
                                           Director


Date: March 25 , 2002                  By: /S/ LYNN M. MARTIN *
                                           -------------------------------------
                                           Lynn M. Martin
                                           Director


Date: March 25, 2002                   By: /S/ CHRISTINE A. VARNEY *
                                          --------------------------------------
                                           Christine A. Varney
                                           Director


Date: March 25, 2002                   By: /S/ CARLOS J. ABARCA
                                          --------------------------------------
                                           Carlos J. Abarca Attorney-in-Fact