Form 10-Q
period 2002-03-31
RYDER SYSTEM INC
filed 2002-05-08
CIK 85961

--------------------------------------------------------------------------------

                                 United States

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q


            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

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

Ryder System, Inc. had 61,919,411 shares of common stock ($0.50 par value per share) outstanding as of April 30, 2002.

                              RYDER SYSTEM, INC.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                        PART I.  FINANCIAL INFORMATION
ITEM 1.   Financial Statements

          Consolidated Condensed Statements of Earnings -
          Three months ended March 31, 2002 and 2001
          (unaudited)                                                         3

          Consolidated Condensed Balance Sheets -
          March 31, 2002 (unaudited) and December 31, 2001                    4

          Consolidated Condensed Statements of Cash Flows -
          Three months ended March 31, 2002 and 2001 (unaudited)              5

          Notes to Consolidated Condensed Financial Statements (unaudited)    6

          Independent Accountants' Review Report                             17

ITEM 2.   Management's Discussion and Analysis of Results of Operations
          and Financial Condition                                            18

ITEM 3.   Quantitative and Qualitative Disclosure About Market Risk          34


                          PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K                                   35

          Signatures                                                         36

          Exhibit Index                                                      40

                        PART I.  FINANCIAL INFORMATION


     ITEM 1.  Financial Statements

     Ryder System, Inc. and Subsidiaries
     CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (unaudited)

     ------------------------------------------------------------------------------------------------------
     Three months ended March 31, 2002 and 2001
     (In thousands, except per share amounts)                                          2002            2001
     ------------------------------------------------------------------------------------------------------
     Revenue                                                                     $1,149,917       1,281,509
                                                                                 ----------      ----------

     Operating expense                                                              473,651         560,489
     Salaries and employee-related costs                                            311,825         315,356
     Freight under management expense                                                92,199         116,374
     Depreciation expense                                                           132,952         137,550
     Gains on vehicle sales, net                                                     (1,920)         (3,107)
     Equipment rental                                                                94,372          99,323
     Interest expense                                                                24,199          34,321
     Miscellaneous (income) expense, net                                             (2,460)          4,121
     Restructuring and other (recoveries) charges, net                               (1,234)         10,544
                                                                                 ----------      ----------
                                                                                  1,123,584       1,274,971
                                                                                 ----------      ----------

          Earnings before income taxes                                               26,333           6,538
     Provision for income taxes                                                       9,480           2,419
                                                                                 ----------      ----------
          Net earnings                                                           $   16,853           4,119
                                                                                 ==========      ==========

     Earnings per common share:

          Basic                                                                  $     0.28            0.07
                                                                                 ==========      ==========

          Diluted                                                                $     0.27            0.07
                                                                                 ==========      ==========


     Cash dividends per common share                                             $     0.15            0.15
                                                                                 ==========      ==========

     See accompanying notes to consolidated condensed financial statements.

Ryder System, Inc. and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                                (unaudited)
------------------------------------------------------------------------------------------------------------------------------
                                                                                                 March 31,       December 31,
(In thousands, except share amounts)                                                                  2002               2001
------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
      Cash and cash equivalents                                                            $       81,878            117,866
      Receivables, net of allowance for doubtful accounts of $8,674
           and $10,286, respectively                                                              490,441            556,309
      Inventories                                                                                  66,881             65,366
      Tires in service                                                                            128,710            131,068
      Prepaid expenses and other current assets                                                   113,225            111,884
                                                                                           --------------     --------------
           Total current assets                                                                   881,135            982,493
Revenue earning equipment, net of accumulated depreciation of
           $1,656,811 and $1,590,860, respectively                                              2,434,219          2,479,114
Operating property and equipment, net of accumulated depreciation
           of $689,910 and $684,207, respectively                                                 557,604            566,883
Direct financing leases and other assets                                                          698,418            705,958
Intangible assets and deferred charges                                                            189,551            191,291
                                                                                           --------------     --------------
                                                                                           $    4,760,927          4,925,739
                                                                                           ==============     ==============

Liabilities and Shareholders' Equity
Current liabilities:
      Current portion of long-term debt                                                    $      258,656            317,087
      Accounts payable                                                                            269,710            255,924
      Accrued expenses                                                                            430,044            443,970
                                                                                           --------------     --------------
           Total current liabilities                                                              958,410          1,016,981
Long-term debt                                                                                  1,242,026          1,391,597
Other non-current liabilities                                                                     289,069            283,347
Deferred income taxes                                                                           1,019,122          1,003,145
                                                                                           --------------     --------------
           Total liabilities                                                                    3,508,627          3,695,070
                                                                                           --------------     --------------
Shareholders' equity:
      Preferred stock of no par value per share - Authorized 900,000;
          none outstanding March 31, 2002 or December 31, 2001                                          -                  -
      Common stock of $0.50 par value per share - Authorized 400,000,000;
           Outstanding, March 31, 2002 - 61,833,854; December 31, 2001 - 60,809,628               560,677            537,556
      Retained earnings                                                                           757,936            750,232
      Deferred compensation                                                                        (5,040)            (5,304)
      Accumulated other comprehensive loss                                                        (61,273)           (51,815)
                                                                                           --------------     --------------
           Total shareholders' equity                                                           1,252,300          1,230,669
                                                                                           --------------     --------------
                                                                                           $    4,760,927          4,925,739
                                                                                           ==============     ==============

See accompanying notes to consolidated condensed financial statements.

ITEM 1.  Financial Statements (continued)                        WORK IN PROCESS

Ryder System, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

-------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 2002 and 2001
(In thousands)                                                                                           2002              2001
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net earnings                                                                            $        16,853             4,119
      Depreciation expense                                                                            132,952           137,550
      Gains on vehicle sales, net                                                                      (1,920)           (3,107)
      Amortization expense and other non-cash charges, net                                                874             9,836
      Deferred income tax expense                                                                      16,356             2,058
      Changes in operating assets and liabilities, net of dispositions:
          Increase (decrease) in aggregate balance of trade receivables sold                           55,000           (95,000)
          Receivables                                                                                  20,095            54,067
          Inventories                                                                                  (1,515)            2,315
          Prepaid expenses and other assets                                                            (1,967)           (7,333)
          Accounts payable                                                                             13,786           (53,521)
          Accrued expenses and other non-current liabilities                                          (25,323)          (75,935)
                                                                                              ----------------   ---------------
                                                                                                      225,191           (24,951)
                                                                                              ----------------   ---------------
Cash flows from financing activities:

      Net change in commercial paper borrowings                                                      (135,500)         (218,022)
      Debt proceeds                                                                                    78,893            92,769
      Debt repaid, including capital lease obligations                                               (142,075)         (109,724)
      Dividends on common stock                                                                        (9,149)           (9,008)
      Common stock issued                                                                              21,110             1,780
                                                                                              ----------------   ---------------
                                                                                                     (186,721)         (242,205)
                                                                                              ----------------   ---------------
Cash flows from investing activities:

      Purchases of property and revenue earning equipment                                            (125,369)         (250,203)
      Sales of property and revenue earning equipment                                                  37,530            44,545
      Sale and leaseback of revenue earning equipment                                                       -           410,739
      Sale of net assets of business                                                                        -            14,113
      Collections on direct finance leases                                                             15,581            15,740
      Other, net                                                                                       (2,200)           (2,326)
                                                                                              ----------------   ---------------
                                                                                                      (74,458)          232,608
                                                                                              ----------------   ---------------
Decrease in cash and cash equivalents                                                                 (35,988)          (34,548)
Cash and cash equivalents at January 1                                                                117,866           121,970
                                                                                              ----------------   ---------------
Cash and cash equivalents at March 31                                                         $        81,878            87,422
                                                                                              ================   ===============

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(A)      INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited consolidated condensed financial statements include the accounts of Ryder System, Inc. and subsidiaries (the "Company") and have been prepared by the Company in accordance with the accounting policies described in the 2001 Annual Report and should be read in conjunction with the consolidated financial statements and notes which appear in that report. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures herein are adequate. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. Certain prior year amounts have been reclassified to conform with current period presentation.

(B)      GOODWILL AND OTHER INTANGIBLE ASSETS

         Intangible assets and deferred charges consisted of the following at March 31, 2002 and December 31, 2001:
                                                 March 31,     December 31,
         (in millions)                                2002             2001
         --------------------------------      -----------     ------------

         Goodwill                              $     167.7            168.3
         Other intangible assets                      10.2             10.6
         Deferred charges                             11.7             12.4
                                               -----------     ------------
                                               $     189.6            191.3
                                               ===========     ============

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather, be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. Additionally, a review for impairment is required to be made consistent with the provisions of SFAS No.
         144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

         The Company adopted the provisions of SFAS No. 142 effective January 1, 2002 and has discontinued the amortization of goodwill and intangible assets with indefinite useful lives. The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows (in millions):

                                                        Fleet       Supply     Dedicated
                                                   Management        Chain      Contract
                                                    Solutions    Solutions      Carriage       Total
                                               -----------------------------------------------------
         Balance as of December 31, 2001          $    118.8        44.6           4.9         168.3
         Currency translation adjustment                   -        (0.6)            -          (0.6)
                                               -----------------------------------------------------
         Balance as of March 31, 2002             $    118.8        44.1           4.9         167.7
                                               =====================================================

         The components of the Company's other intangible assets include the Ryder trade name with a carrying amount of $8.7 million and an intangible asset related to the Company's Benefit Restoration Plan with a carrying amount of $1.5 million equal to the Plan's unrecognized prior service cost. These intangible assets have been identified as having indefinite useful lives and were tested for impairment consistent with the provisions of SFAS No. 142. The Company completed such testing and determined that there was no impairment of intangible assets.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(B)      GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

         After identifying and assessing intangible assets as discussed above, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that the remaining recorded goodwill is impaired as of the date of adoption. This involves a two-step transitional impairment test. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The first step of the transitional impairment test requires the Company, within the first six months of 2002, to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent that a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step of the transitional impairment test requires the Company to compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its recognized and unrecognized assets and liabilities in a manner similar to a purchase price allocation consistent with SFAS No. 141, "Business Combinations", to its carrying amount, both of which would be measured as of January 1, 2002. The residual fair value after this allocation is the implicit fair value of the reporting unit's goodwill. This second step is required to be completed as soon as possible, but no later than December 31, 2002.

         In accordance with SFAS No. 142, any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle in the Company's Consolidated Statements of Earnings for 2002. Goodwill and intangibles will be reviewed for impairment at least annually on an ongoing basis. Impairment adjustments recognized after adoption, if any, are generally required to be recognized as operating expenses in the Company's Consolidated Statements of Earnings.

         As of March 31, 2002, the Company has completed the assessment of almost 90 percent of existing goodwill and no impairment charge was required. The Company is continuing its evaluation of the fair value associated with the Supply Chain Solutions (SCS) reporting unit in Asia. This evaluation will be completed in the second quarter of 2002. Goodwill associated with this reporting unit totaled $18.9 million at March 31, 2002.

         Actual results of operations for the three months ended March 31, 2002 and adjusted results of operations for the three months ended March 31, 2001 had the Company applied the non-amortization provisions of SFAS No. 142 are as follows (in millions, except per share amounts):

         Three months ended March 31,
         (in millions)                                    2002            2001
         -----------------------------------------     -------         -------

         Reported net earnings                           $16.8             4.1
         Add: Goodwill and intangible
             amortization, net of tax                        -             2.9
                                                       -------         -------
         Adjusted net earnings                           $16.8             7.0
                                                       =======         =======

         Basic earnings per share:
            Reported net earnings                        $0.28            0.07
            Add: Goodwill and intangible
                 amortization, net of tax                    -            0.05
                                                       -------         -------
            Adjusted net earnings                        $0.28            0.12
                                                       =======         =======

         Diluted earnings per share:
            Reported net earnings                        $0.27            0.07
            Add: Goodwill and intangible
                 amortization, net of tax                    -            0.05
                                                       -------         -------
            Adjusted net earnings                        $0.27            0.12
                                                       =======         =======

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(C)      IMPAIRMENT OF LONG-LIVED ASSETS

         The Company reviews long-lived assets, excluding intangible assets (see "Goodwill and Other Intangible Assets"), for impairment when circumstances indicate that the carrying amount of assets may not be recoverable. In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. SFAS No. 144, among other things, amended accounting guidance on asset impairment. The Company assesses the recoverability of long-lived assets by determining whether the depreciation or amortization of the asset over its remaining life can be recovered based upon management's best estimate of the undiscounted future operating cash flows (excluding interest charges) related to the long-lived asset or group of assets and liabilities in which the long-lived asset generates cash flows. If the sum of such undiscounted cash flows is less than carrying value of the asset (group), the asset is considered impaired. The amount of impairment, if any, represents the excess of the carrying value of the asset (group) over fair value. Fair value is determined by quoted market price, if available, or an estimate of projected future operating cash flows, discounted using a rate that reflects the Company's average cost of funds.

         In addition, SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. Long-lived assets, to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Fair value is determined based upon quoted market prices, if available, or the results of applicable valuation techniques such as discounted cash flows and independent appraisal. At March 31, 2002 and December 31, 2001, the net carrying value for revenue earning equipment held for sale was $37.0 million and $45.1 million, respectively.

         Adoption of SFAS No. 144 did not have any impact on the Company's financial position, cash flows or results of operations.

(D)      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         From time to time, the Company enters into interest rate swap and cap agreements to manage its fixed and variable interest rate exposure and to better match the repricing of its debt instruments to that of its portfolio of assets. The Company assesses the risk that changes in interest rates will have either on the fair value of its debt obligations or on the amount of its future interest payments by monitoring changes in interest rate exposures and by evaluating hedging opportunities. The Company regularly monitors interest rate risk attributable to both the Company's outstanding or forecasted debt obligations as well as the Company's offsetting hedge positions. This risk management process involves the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on the Company's future cash flows.

         The Company also uses foreign currency option contracts and forward agreements from time to time to hedge foreign currency transactional exposure. No foreign currency option contracts or forward agreements were outstanding at March 31, 2002. The Company does not enter into derivative financial instruments for trading purposes.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         On the date a derivative contract is entered into, the Company formally documents, among other items, the intended hedging designation and relationship, along with the risk management objectives and strategies for entering into the derivative contract. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. Consistent with the provisions of SFAS No. 133, the hedging designation may be classified as follows:

         No Hedging Designation. The gain or loss on a derivative instrument not designated as an accounting hedging instrument is recognized currently in earnings.

         Fair Value Hedge. A hedge of a recognized asset or liability or an unrecognized firm commitment is designated as a fair value hedge. For fair value hedges, both the effective and ineffective portions of the changes in fair value of the derivative, along with the gain or loss on the hedged item that is attributable to the hedged risk, are recognized in earnings and reported in the Consolidated Statements of Earnings in the same line as the hedged item.

         Cash Flow Hedge. A hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability is designated a cash flow hedge. The effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of a hedge derivative's change in fair value is immediately recognized in earnings.

         Net Investment Hedge. A hedge of a net investment in a foreign operation is designated as a net investment hedge. The effective portion of the change in value of the derivative is recorded in the cumulative translation adjustment account within accumulated other comprehensive income. The ineffective portion of a hedge derivative's change in fair value is immediately recognized in earnings.

         During March 2002, the Company entered into interest rate swap agreements designated as fair value hedges whereby it receives fixed interest rate payments in exchange for making variable interest rate payments. At March 31, 2002, these interest rate swap agreements effectively changed $322.0 million of fixed-rate debt instruments with a weighted-average fixed interest rate of 6.7 percent to LIBOR-based floating rate debt at a current weighted-average rate of 3.5 percent. The Company has assumed no ineffectiveness as each interest rate swap agreement meets the short-cut method requirements under SFAS No. 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the interest rate swaps are offset by changes in the fair value of the debt instruments and no net gain or loss is recognized in earnings. The fair value of these interest rate swap agreements was approximately $5.3 million at March 31, 2002. These contracts mature from September 2004 to September 2007.

         During March 2002, the Company also entered into two interest rate cap agreements covering a total notional amount of $160.0 million. These cap agreements mature in October and November of 2005. The interest rate cap agreements serve as an economic hedge against increases in interest rates and have not been designated as hedges for accounting purposes. The fair value of the interest rate cap agreements was approximately $2.9 million at March 31, 2002. During the three months ended March 31, 2002, the increase in fair value of approximately $600,000 was reflected as a decrease in interest expense.

         The Company estimates the fair value of derivatives based on dealer quotations.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(E)      EARNINGS PER SHARE

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

         A reconciliation of the number of shares used in computing basic and diluted earnings per share follows:

         Three months ended March 31,
         (in thousands)                                                  2002                  2001
         -----------------------------------------------------        -------              --------
         Weighted average shares outstanding-Basic                     60,746                59,877

         Effect of dilutive options and unvested restricted stock       1,120                   459
                                                                      -------              --------

         Weighted average shares outstanding-Diluted                   61,866                60,336
                                                                      =======              ========

         Anti-dilutive options not included above                       4,433                 7,127
                                                                      =======              ========

(F)      COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) presents a measure of all changes in shareholders' equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following table provides a reconciliation of net earnings as reported in the Company's Consolidated Condensed Statements of Earnings to comprehensive income (loss).

         Three months ended March 31,
         (in millions)                                                  2002       2001
         ---------------------------------------------             ---------     ------
         Net earnings                                              $    16.8        4.1
                                                                   ---------     ------
         Other comprehensive loss:
           Foreign currency translation adjustments                     (8.0)     (13.0)
           Additional minimum pension liability adjustment              (1.5)      (1.2)
           Unrealized net gain on derivative instruments                 0.1          -
                                                                   ---------     ------
                                                                        (9.4)     (14.2)
                                                                   ---------     ------
         Total comprehensive income (loss)                         $     7.4      (10.1)
                                                                   =========     ======

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(G)    RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING FUTURE PERIODS

       In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and /or normal use of the assets. When the liability is initially recorded, the Company is required to capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective January 1, 2003. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 143 will have on its results of operations, cash flows or financial position.

(H)    RESTRUCTURING AND OTHER (RECOVERIES) CHARGES, NET

       The components of restructuring and other (recoveries) charges for the three months ended March 31, 2002 and 2001 were as follows:

       Three months ended March 31,
       (in thousands)                                     2002       2001
       ------------------------------------           --------    -------

       Restructuring (recoveries) charges:
           Severance and employee-related costs       $   (640)     6,637
       Other (recoveries) charges:
           Loss on the sale of business                      -      3,270
           Strategic consulting fees                         -      2,836
           Other (recoveries), net                        (594)    (2,199)
                                                      --------    -------
                                                      $ (1,234)    10,544
                                                      ========    =======

       Allocation of restructuring and other (recoveries) charges across reportable business segments for the three months ended 2002 and 2001 is as follows:

       Three months ended March 31,
       (in thousands)                                     2002        2001
       ----------------------------                   --------     -------

       Fleet Management Solutions                     $    (23)      2,662
       Supply Chain Solutions                                -       5,090
       Central Support Services                         (1,211)      2,792
                                                      --------     -------
                                                      $ (1,234)     10,544
                                                      ========     =======

       2002 Recoveries
       ---------------

       During the first quarter of 2002, severance and employee related costs that had been recorded in the 1999 restructuring were reversed due to refinements in estimates.

       Other net recoveries in the first quarter of 2002 primarily consisted of the final settlement of reserves attributed to a previously sold business.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(H)   RESTRUCTURING AND OTHER (RECOVERIES) CHARGES, NET (continued)

      2001 Charges
      ------------

      In late 2000, the Company communicated to its employees its planned strategic initiatives to reduce Company expenses. As part of such initiatives, the Company reviewed employee functions and staffing levels to eliminate redundant work or otherwise restructure work in a manner that led to a workforce reduction. The process resulted in terminations of over 1,400 employees during 2001. Approximately 200 of these terminations occurred during the first quarter of 2001. Severance and employee-related costs of $6.6 million represent termination benefits related to employees whose jobs were eliminated as part of this review during the quarter ended March 31, 2001.

      During the quarter ended March 31, 2001, the Company sold the contracts and related net assets associated with the disposal of the outbound auto carriage portion of its Brazilian Supply Chain Solutions operation ("Vehiculos"). The Company sold Vehiculos for $14.1 million and incurred a loss of $3.3 million on the sale of the business.

      Strategic consulting fees of $2.8 million were incurred during the first quarter of 2001 in relation to the aforementioned strategic initiatives. Other net recoveries in the first quarter of 2001 represent a gain of $2.2 million recorded on the sale of the corporate aircraft.

      Activity related to restructuring reserves for the three months ended March 31, 2002 was as follows:

                                              Dec. 31,                                     March 31,
                                                  2001                                          2002
      (in thousands)                           Balance      Additions     Deductions         Balance
      ------------------------------------  ----------     ----------   ------------     -----------
      Employee severance and benefits         $ 14,050              -          3,823          10,227
      Facilities and related costs               5,767              -            807           4,960
                                              --------         ------    -----------      ----------
                                              $ 19,817              -          4,630          15,187
                                              ========         ======    ===========      ==========

      Deductions include cash payments of $3.9 million and prior year charge reversals of $640,000. At March 31, 2002, employee severance and benefits obligations are required to be paid approximately over the next three years. At March 31, 2002, lease obligations recorded in facilities and related costs are noncancelable and contractually required to be paid principally over the next three years.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(I)   DEBT AND OTHER FINANCING

      The Company's outstanding debt balances were as follows:

                                                      March 31,   December 31,
          (in millions)                                   2002           2001
          --------------------------------------------------------------------

          U.S. commercial paper                       $   74.5          210.0

          Unsecured U.S. notes:
                 Debentures                              324.1          325.7
                 Medium-term notes                       718.9          742.5
          Unsecured foreign obligations                  310.9          331.3
          Other debt, including capital leases            72.3           99.2
          --------------------------------------------------------------------
          Total debt                                   1,500.7        1,708.7
          Current portion                               (258.7)        (317.1)
          --------------------------------------------------------------------
          Long-term debt                             $ 1,242.0        1,391.6
          ====================================================================

      The Company can borrow up to $860.0 million through a global revolving credit facility. The facility is composed of $300.0 million which matures in May 2002 and is renewable annually, and $560.0 million which matures in May 2006. The primary purposes of the credit facility are to finance working capital and provide support for the issuance of commercial paper. At the Company's option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. At March 31, 2002, $703.1 million was available under this global credit facility. Of such amount, $300.0 million was available at a maturity of less than one year. In order to maintain availability of funding, the global revolving credit facility requires the Company to maintain a ratio of debt to consolidated adjusted tangible net worth, as defined, of less than or equal to 300.0 percent. The ratio at March 31, 2002 was 101.0 percent.

      In 1998, the Company filed an $800.0 million shelf registration statement with the Securities and Exchange Commission. Proceeds from debt issues under the shelf registration have been and are expected to be used for capital expenditures, debt refinancing and general corporate purposes. At March 31, 2002, the Company had $337.0 million of debt securities available for issuance under this shelf registration statement.

      At March 31, 2002, the Company had letters of credit outstanding totaling $125.2 million, which primarily guarantee various insurance activities. Certain of these letters of credit guarantee insurance activities associated with insurance claim liabilities transferred in conjunction with the sale of certain businesses reported as discontinued operations in previous years. To date, such insurance claims, representing per claim deductibles payable under third-party insurance policies, have been paid by the companies that assumed such liabilities. However, if all or a portion of such assumed claims of approximately $20 million are unable to be paid, the third-party insurers may have recourse against certain of the outstanding letters of credit provided by the Company in order to satisfy the unpaid claim deductibles.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

      Beginning in the first quarter of 2002, the primary measurement of segment financial performance, defined as "Net Before Taxes" (NBT), includes an allocation of Central Support Services (CSS) and excludes goodwill amortization and unusual items. CSS represents those costs incurred to support all business segments, including sales and marketing, human resources, finance, shared management information systems, customer solutions, health and safety, legal and communications. The objective of the NBT measurement is to provide management clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. To facilitate the comparison of 2002 business segment NBT to prior periods, prior-year goodwill amortization (see "Goodwill and Other Intangible Assets") is now treated as a corporate rather than segment cost and is segregated as such. Prior year segment results have been restated to conform to the new measurement standard.

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

      CSS costs attributable to the business segments are generally allocated to FMS, SCS and DCC as follows:

      [X] Sales and marketing, finance, corporate services and health and safety - allocated based upon estimated and planned resource utilization.
      [X] Human resources - individual costs within this category are allocated in several ways, including allocation based on estimated utilization and number of personnel supported.
      [X] MIS - allocated principally based upon utilization-related metrics such as number of users or minutes of CPU time.
      [X] Customer Solutions - represents project costs and expenses incurred in excess of amounts billable to a customer during the period. Expenses are allocated to the business segment responsible for the project.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(J)   SEGMENT INFORMATION (continued)

      The FMS segment leases revenue earning equipment, sells fuel and provides maintenance and other ancillary services to the SCS and DCC segments. Inter-segment revenues and NBT are accounted for at approximate fair value as if the transactions were made to third parties. NBT related to inter-segment equipment and services billed to customers (equipment contribution) is included in both FMS and the business segment which served the customer, then eliminated. Equipment contribution included in SCS NBT was $3.8 million and $4.1 million for the three months ended March 31, 2002 and 2001, respectively. Equipment contribution included in DCC NBT was $4.5 million and $4.6 million for the three months ended March 31, 2002 and 2001, respectively. Interest expense is primarily allocated to the FMS business segment; however, with the availability of segment balance sheet information in 2002 (including targeted segment leverage ratios), interest expense (revenue) is also reflected in SCS U.S. and DCC.

      The following table sets forth revenue for each of the Company's business segments for the three months ended March 31, 2002 and 2001. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.


      Three months ended March 31,
      (In millions)                                            2002       2001
      -------------------------------------------------   ---------  ---------

         Fleet Management Solutions:
           Full service lease and program maintenance      $  447.5      465.1
           Commercial rental                                   99.0      109.3
           Fuel                                               134.7      182.4
           Other                                               83.9       97.4
                                                          ---------  ---------
              Total Fleet Management Solutions                765.1      854.2
                                                          ---------  ---------
         Supply Chain Solutions                               337.1      383.4
         Dedicated Contract Carriage                          125.6      133.6
         Eliminations                                         (77.9)     (89.7)
                                                          ---------  ---------
              Total revenue                               $ 1,149.9    1,281.5
                                                          =========  =========

      The following table sets forth NBT for each of the Company's reportable business segments in the first quarter of 2002 and each restated quarter of 2001.

                                                            First       First    Second     Third    Fourth       Full
                                                          Quarter     Quarter   Quarter   Quarter   Quarter       Year
      (in millions)                                          2002        2001      2001      2001      2001       2001
      ---------------------------------------------      ---------   -------------------------------------------------
      Fleet Management Solutions                         $   36.6        39.4      50.9      58.1      46.0      194.4
      Supply Chain Solutions                                 (2.2)       (8.7)     (0.6)     (1.4)      4.0       (6.7)
      Dedicated Contract Carriage                             5.0         5.8       9.2       9.8       9.8       34.6
      Eliminations                                           (8.3)       (8.7)     (9.3)     (8.9)    (10.0)     (36.9)
                                                         --------    -------------------------------------------------
                                                             31.1        27.8      50.2      57.6      49.8      185.4
      Unallocated Central Support Services                   (6.0)       (7.4)     (6.8)     (7.5)     (3.7)     (25.4)
      Goodwill amortization                                    --        (3.3)     (3.3)     (3.2)     (2.9)     (12.7)
                                                         --------    -------------------------------------------------
         Earnings before restructuring and
             other (recoveries) charges and taxes            25.1        17.1      40.1      46.9      43.2      147.3
      Restructuring and other (recoveries) charges            1.2       (10.6)    (19.4)    (53.8)    (32.8)    (116.6)
                                                         --------    -------------------------------------------------

         Earnings before income taxes                     $  26.3         6.5      20.7      (6.9)     10.4       30.7
                                                         ========    =================================================

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(J)  SEGMENT INFORMATION (continued)

     Pre-tax goodwill amortization reported in reportable business segment operating results during 2001 was as follows:

                                               First     Second     Third    Fourth     Full
                                             Quarter    Quarter   Quarter   Quarter     Year
     (in millions)                              2001       2001      2001      2001     2001
     -----------------------------------     -----------------------------------------------
     Fleet Management Solutions              $   1.6        1.6       1.6       1.6      6.4
     Supply Chain Solutions                      1.6        1.6       1.6       1.3      6.1
     Dedicated Contract Carriage                 0.1        0.1         -         -      0.2
                                             -----------------------------------------------

     Total pre-tax goodwill amortization     $   3.3        3.3       3.2       2.9     12.7
                                             ===============================================

     The following table sets forth total assets for each of the Company's reportable business segments at March 31, 2002 and December 31, 2001.

                                                   March, 31      December, 31
     (In millions)                                      2002              2001
     ---------------------------------         -------------    --------------
     Total assets:

       Fleet Management Solutions                $   4,334.6           4,413.4
       Supply Chain Solutions                          399.2             414.4
       Dedicated Contract Carriage                     114.8             113.3
       Central Support Services                        201.4             220.7
       Receivables sold                               (165.0)           (110.0)
       Inter-segment eliminations                     (124.1)           (126.1)
                                               -------------    --------------
         Total assets                            $   4,760.9           4,925.7
                                               =============    ==============

     Capital expenditure data is not maintained nor provided to the chief operating decision-maker on a reportable business segment basis, and as such is not presented.

(K)  OTHER MATTERS

     The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. While any proceeding or litigation has an element of uncertainty, management believes that the disposition of these matters will not have a material impact on the consolidated financial position, liquidity or results of operations of the Company.

KPMG LLP
CERTIFIED PUBLIC ACCOUNTANTS
One Biscayne Tower                     Telephone         305-358-2300
2 South Biscayne Boulevard             Fax               305-913-2692
Suite 2800
Miami, Florida 33131


                    Independent Accountants' Review Report
                    --------------------------------------

The Board of Directors and Shareholders
Ryder System, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Ryder System, Inc. and subsidiaries as of March 31, 2002, and the related consolidated condensed statements of earnings and cash flows for the three months ended March 31, 2002 and 2001. These consolidated condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Ryder System, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 7, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in the notes to the consolidated condensed financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.


/S/ KPMG LLP

Miami, Florida
April 24, 2002

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition --
          Three months ended March 31, 2002 and 2001

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

CONSOLIDATED RESULTS

           Three months ended March 31,
           (in thousands)                                2002       2001
           -------------------------------------------------------------
           Earnings before restructuring and
            other(recoveries) charges*              $  15,878     10,762
           Per diluted common share                      0.26       0.18

           Net earnings                                16,853      4,119
           Per diluted common share                      0.27       0.07
           -------------------------------------------------------------
           Weighted average shares
            outstanding - diluted                      61,866     60,336
           -------------------------------------------------------------

* Management believes that pro forma operating results provide additional information useful in analyzing the underlying business results. However, pro forma operating results should be considered in addition to, not as a substitute for, reported results of operations.

Net earnings increased $12.7 million to $16.9 million in the first quarter of 2002 compared with the same period last year. The increase in net earnings is due primarily to pre-tax restructuring and other charges of $10.5 million in the first quarter of 2001 compared to recoveries of such prior-year charges of $1.2 million in the first quarter of 2002. The increase in net earnings is also attributed to the Company's continued cost containment actions, operational improvements in SCS as a result of margin improvement initiatives and the discontinuance of amortization of goodwill and intangible assets with indefinite useful lives (see "Goodwill and Other Intangible Assets" in the Notes to Consolidated Condensed Financial Statements). Such net earnings increases were partially offset by higher pension expense of $6.8 million in the first quarter of 2002 compared with pension income in the same period last year and the impact of lower pricing of used vehicles held for sale (both owned and leased).

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
          Three months ended March 31, 2002 and 2001


CONSOLIDATED RESULTS (continued)



         Three months ended March 31,
         (in thousands)                                   2002         2001
         --------------------------------------   ------------  -----------

         Revenue:
            Fleet Management Solutions             $   765,061      854,198
            Supply Chain Solutions                     337,111      383,358
            Dedicated Contract Carriage                125,602      133,658
            Eliminations                               (77,857)     (89,705)
                                                  ------------  -----------
                 Total revenue                     $ 1,149,917    1,281,509
                                                  ============  ===========

Revenue decreased 10.3 percent to $1.15 billion for the three months ended March 31, 2002 compared with $1.28 billion in the same period of 2001. The decrease was primarily a result of the continued slow economic conditions in the U.S. and other countries where the company operates, principally Brazil and Argentina, and lower fuel revenue due principally to lower fuel prices. During the first quarter of 2002, FMS experienced revenue reductions in full service lease and program maintenance and in commercial rental compared with the same period in 2001 due primarily to reduced variable billings as transportation miles run by leased vehicles has decreased and due to continued weak rental demand in the U.S. Revenue declined in SCS in the first quarter of 2002 compared with the same period in 2001 as a result of volume reductions primarily in the electronics, high tech and communications and automotive sectors, combined with the cancellation of certain unprofitable business in those sectors.

               Three months ended March 31,
               (in thousands)                       2002         2001
               -------------------------------------------------------

               Operating expense              $  473,651      560,489
               Percentage of revenue                  41%          44%
               -------------------------------------------------------

Operating expense decreased $86.8 million, or 15.5 percent, to $473.7 million in the first quarter of 2002 compared with the same period in 2001. The decrease was a result of a reduction in fuel costs primarily as a result of lower prices in 2002, a reduction in overheads due to the Company's continuing cost containment actions and a reduction in fleet maintenance and licensing costs due to a reduced fleet size.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
          Three months ended March 31, 2002 and 2001


CONSOLIDATED RESULTS (continued)

               Three months ended March 31,
               (in thousands)                                  2002       2001
               ----------------------------------------------------------------
               Salaries and employee-related costs       $  311,825    315,356
               Percentage of revenue                             27%        25%
               ----------------------------------------------------------------

Salaries and employee-related costs decreased by $3.5 million, or 1.1 percent, to $311.8 million for the three months ended March 31, 2002 compared to the same period in 2001. The decrease was a result of reductions in headcount due to the Company implementing its strategic initiatives through the end of 2001. The process resulted in terminations of over 1,400 employees during 2001. Approximately 200 of these terminations occurred during the first quarter of 2001. The impact of head count reductions was largely offset by net pension expense in the first quarter of 2002 compared with net pension income in the same period of 2001. Net pension expense from the Company's primary U.S. pension plan was $3.6 million in the first quarter of 2002 compared with net pension income of $2.8 million in the first quarter of 2001. Net pension expense for all plans is expected to total approximately $26.2 million in 2002 compared with net pension income of $1.0 million in 2001.

               Three months ended March 31,
               (in thousands)                                  2002       2001
               ----------------------------------------------------------------
               Freight under management expense          $   92,199    116,374
               Percentage of revenue                              8%         9%
               ----------------------------------------------------------------

Freight under management (FUM) expense represents subcontracted freight costs on logistics contracts for which the Company purchases transportation. FUM expense decreased by $24.2 million, or 20.8 percent, to $92.2 million in the first quarter of 2002 compared with the same period in 2001. The decrease is due to revenue declines in related operating units of the SCS business segment as a result of reduced freight volumes in the U.S. and in South America.

               Three months ended March 31,
               (in thousands)                                  2002       2001
               ----------------------------------------------------------------
               Depreciation expense                      $  132,952    137,550
               Gains on vehicle sales, net                   (1,920)    (3,107)
               Equipment rental                              94,372     99,323
               ----------------------------------------------------------------

Depreciation expense in the first quarter of 2002 decreased by $4.6 million, or
3.3 percent, to $133.0 million compared with the first quarter of 2001. The decrease resulted principally from a securitization transaction completed at the end of the first quarter of 2001, which increased the number of leased (as opposed to owned) vehicles in the Company's fleet. The decrease in depreciation expense was partially offset by an increase in depreciation associated with reduced estimated residual values associated with certain classes of tractors.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
        Three months ended March 31, 2002 and 2001


CONSOLIDATED RESULTS (continued)

Gains on vehicle sales decreased $1.2 million, or 38.2 percent, to $1.9 million in the first quarter of 2002 compared with the first quarter in 2001 due to the continuing weak demand in the used truck market. Such weakness began to impact the Company during the second quarter of 2000. During the first quarter of 2002, the continued soft demand in the used truck market was reflected in lower pricing of used vehicles held for sale. Volume of units sold during the first quarter of 2002 increased 10.4 percent compared with the first quarter of 2001 and 10.2 percent compared with the fourth quarter of 2001. Average sales proceeds per unit decreased by approximately 11.7 percent compared with the same period last year and decreased approximately 16.2 percent compared with the fourth quarter of 2001. Average sales proceeds were also impacted by the age and mix of vehicles sold. The average age of units sold during the first quarter of 2002 was approximately 8.6 percent higher than that of units sold during the first quarter of 2001 and approximately 5.6 percent higher than that of units sold during the fourth quarter of 2001. The increase in average age of units sold is primarily attributed to the Company's strategy of reducing the volume of early terminations, extending certain full service leases and redeploying surplus assets. The average book value per unit of units sold during the three months ended March 31, 2002 was 10.6 percent lower than that of units sold in the same period of 2001 as a result of the aforementioned increase in depreciation expense, reductions in estimated residual values and the increased age of units sold.

Equipment rental primarily consists of rental costs on revenue earning equipment. Equipment rental costs decreased $4.9 million, or 5.0 percent, to $94.4 million in the first quarter 2002 compared with 2001 as a result of a decrease in the number of leased vehicles compared with 2001. Such equipment rental decrease was partially offset as a result of the securitization transaction completed at the end of the first quarter in 2001.

              Three months ended March 31,
              (in thousands)                     2002         2001
              -----------------------------------------------------

              Interest expense             $   24,199       34,321
              Percentage of revenue                 2%           3%
              -----------------------------------------------------

Interest expense decreased $10.1 million, or 29.5 percent to $24.2 million during the first quarter of 2002 compared with the same period in 2001. The decrease in interest expense principally reflects lower debt levels due to reduced capital spending and the use of proceeds from the securitization transaction completed at the end of the first quarter in 2001 to repay debt, overall lower market interest rates and reduced interest rates as a result of swap agreements and gains recorded on cap agreements entered into during the first quarter of 2002 (see "Derivative Instruments and Hedging Activities" in the Notes to Consolidated Condensed Financial Statements).

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
         Three months ended March 31, 2002 and 2001


CONSOLIDATED RESULTS (continued)


              Three months ended March 31,
              (in thousands)                               2002         2001
              --------------------------------------------------------------

              Miscellaneous (income) expense, net     $  (2,460)       4,121
              --------------------------------------------------------------

The Company had miscellaneous income of $2.5 million in the first quarter of 2002 compared with miscellaneous expense of $4.1 million in the first quarter of 2001. The decrease in miscellaneous expense in 2002 is due primarily to lower losses on the sale of receivables related to the decreased use of the Company's revolving facility for the sale of trade receivables combined with decreased losses on investments classified as trading securities used to fund certain benefit plans. Miscellaneous income primarily represents servicing fee income related to administrative services provided to vehicle lease trusts related to the Company's securitization transactions.

              Three months ended March 31,
              (in thousands)                               2002         2001
              --------------------------------------------------------------

              Provision for income taxes              $   9,480        2,419
              --------------------------------------------------------------

The Company's effective income tax rate on earnings was 36.0 percent for the first quarter of 2002 and 37.0 percent for the first quarter of 2001. The lower effective tax rate resulted primarily from a decrease in net non-deductible items such as goodwill amortization and foreign operating losses.


RESTRUCTURING AND OTHER (RECOVERIES) CHARGES, NET

Three months ended March 31,
(in thousands)                                               2002       2001
-------------------------------------                   ---------   --------

Restructuring (recoveries) charges:
     Severance and employee-related costs                $   (640)     6,637
 Other (recoveries) charges:
     Loss on the sale of business                               -      3,270
     Strategic consulting fees                                  -      2,836
     Other (recoveries), net                                 (594)    (2,199)
                                                        ---------   --------
                                                         $ (1,234)    10,544
                                                        =========   ========

2002 Recoveries
---------------

During the first quarter of 2002, severance and employee related costs that had been recorded in the 1999 restructuring were reversed due to refinements in estimates.

Other net recoveries in the first quarter of 2002 primarily consisted of the final settlement of reserves attributed to a previously sold business.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
          Three months ended March 31, 2002 and 2001


RESTRUCTURING AND OTHER (RECOVERIES) CHARGES, NET (continued)

2001 Charges
------------

In late 2000, the Company communicated to its employees its planned strategic initiatives to reduce Company expenses. As part of such initiatives, the Company reviewed employee functions and staffing levels to eliminate redundant work or otherwise restructure work in a manner that led to a workforce reduction. The process resulted in terminations of over 1,400 employees during 2001. Approximately 200 of these terminations occurred during the first quarter of 2001. Severance and employee-related costs of $6.6 million represent termination benefits related to employees whose jobs were eliminated as part of this review during the quarter ended March 31, 2001.

During the quarter ended March 31, 2001, the Company sold the contracts and related net assets associated with the disposal of the outbound auto carriage portion of its Brazilian SCS operation ("Vehiculos"). The Company sold Vehiculos for $14.1 million and incurred a loss of $3.3 million on the sale of the business.

Strategic consulting fees of $2.8 million were incurred during the first quarter of 2001 in relation to the aforementioned strategic initiatives. Other net recoveries in the first quarter of 2001 represent a gain of $2.2 million recorded on the sale of the corporate aircraft.

See "Restructuring and Other (Recoveries) Charges, Net" in the Notes to Consolidated Condensed Financial Statements for additional discussion.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
          Three months ended March 31, 2002 and 2001


OPERATING RESULTS BY REPORTABLE BUSINESS SEGMENT

Three months ended March 31,
(in millions)                                                      2002        2001
--------------------------------------------------------      ---------   ---------
Revenue:
   Fleet Management Solutions:

      Full service lease and program maintenance              $   447.5       465.1
      Commercial rental                                            99.0       109.3
      Fuel                                                        134.7       182.4
      Other                                                        83.9        97.4
                                                              ---------   ---------
         Total Fleet Management Solutions                         765.1       854.2
                                                              ---------   ---------
   Supply Chain Solutions                                         337.1       383.4
   Dedicated Contract Carriage                                    125.6       133.6
   Eliminations                                                   (77.9)      (89.7)
                                                              ---------   ---------
              Total revenue                                   $ 1,149.9     1,281.5
                                                              =========   =========


NBT:
   Fleet Management Solutions                                 $    36.6        39.4
   Supply Chain Solutions                                          (2.2)       (8.7)
   Dedicated Contract Carriage                                      5.0         5.8
   Eliminations                                                    (8.3)       (8.7)
                                                              ---------   ---------
                                                                   31.1        27.8

Unallocated Central Support Services                               (6.0)       (7.4)

Goodwill amortization                                                 -        (3.3)
                                                              ---------   ---------
              Earnings before restructuring and
               other (recoveries) charges and taxes                25.1        17.1

Restructuring and other (recoveries) charges                        1.2       (10.6)
                                                              ---------   ---------

                    Earnings before income taxes              $    26.3         6.5
                                                              =========   =========

Beginning in the first quarter of 2002, the primary measurement of segment financial performance, defined as "Net Before Taxes" (NBT), includes an allocation of Central Support Services (CSS) and excludes goodwill amortization and unusual items. Prior-year segment results have been restated to conform to the new measurement standard. CSS represents those costs incurred to support all business segments, including sales and marketing, human resources, finance, shared management information systems, customer solutions, health and safety, legal and communications. The objective of the NBT measurement is to provide management clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. To facilitate the comparison of 2002 business segment NBT to prior periods, prior-year goodwill amortization (see "Goodwill and Other Intangible Assets" in the Notes to Consolidated Condensed Financial Statements) is now treated as a corporate rather than segment cost and is segregated as such.

Certain costs are considered to be overhead not attributable to any segment and as such, remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, corporate communications, public affairs and certain executive compensation. See "Operating Results by Business Segment" in the Notes to Consolidated Condensed Financial Statements for a description of how the remainder of CSS costs are allocated to the business segments.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
          Three months ended March 31, 2002 and 2001


OPERATING RESULTS BY REPORTABLE BUSINESS SEGMENT (continued)

The FMS segment leases revenue earning equipment, sells fuel and provides maintenance and other ancillary services to the SCS and DCC segments. Inter-segment revenues and NBT are accounted for at approximate fair value as if the transactions were made to third parties. NBT related to inter-segment equipment and services billed to customers (equipment contribution) is included in both FMS and the business segment which served the customer, then eliminated. Equipment contribution included in SCS NBT was $3.8 million and $4.1 million for the three months ended March 31, 2002 and 2001, respectively. Equipment contribution included in DCC NBT was $4.5 million and $4.6 million for the three months ended March 31, 2002 and 2001, respectively. Interest expense is primarily allocated to the FMS business segment since such borrowings are used principally to fund the purchase of revenue earning equipment used in FMS; however, with the availability of segment balance sheet information in 2002 (including targeted segment leverage ratios), interest expense (revenue) is also reflected in SCS U.S. and DCC.

These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

Fleet Management Solutions

FMS revenue in the first quarter of 2002 totaled $765.1 million, a decrease of
10.4 percent from the same period in 2001. Full service lease and program maintenance revenue decreased 3.8 percent in the first quarter of 2002 as a result of decreases in variable billings, which are generally a function of total miles run by leased vehicles, and negative net sales over recent periods primarily due to the slowing U.S. economy. Net sales takes into consideration new business with new or existing customers and revenue changes with existing customers due to replacement vehicles or rate changes, net of full service leases that reach the end of their term during the reported period. The Company anticipates a continued decrease in full service lease and program maintenance revenue in the near term due to a recent trend in negative net sales.

Rental revenue decreased 9.4 percent in the first quarter of 2002 compared with the same period of 2001. In the U.S., pure rental revenue (total rental revenue less rental revenue related to units provided to full service lease customers) decreased 3.4 percent to $37.2 million for the three months ended March 31, 2002 compared with the same period in 2001. Lease extra revenue represents revenue on rental vehicles provided to existing full service lease customers generally during peak periods in their operations. In the U.S., lease extra revenue decreased 18.9 percent to $24.0 million for the first quarter of 2002 compared with the first quarter of 2001. Await new lease rental revenue represents revenue on rental vehicles provided to new full service lease customers who have not taken delivery of full service lease units. During the first quarter of 2002, await new lease revenue decreased 28.4 percent to $3.9 million in the U.S. compared with the first quarter of 2001. Such revenue declines were due to a continued weak demand for rental in the U.S. as a result of continued slow economic conditions. U.S. Rental fleet utilization for the three months ended March 31, 2002 was 63.8 percent, compared to 63.3 percent for the same period in 2001. The slight increase in rental utilization despite a decrease in rental revenue was due to the implementation of planned reductions in the size of the rental fleet. The U.S. rental fleet size at March 31, 2002 decreased 10.4 percent compared with March 31, 2001. Pure rental, lease extra and await new lease revenue and rental fleet utilization statistics are monitored for the U.S. only; however, management believes such metrics to be indicative of rental product performance for the Company as a whole.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
          Three months ended March 31, 2002 and 2001


OPERATING RESULTS BY REPORTABLE BUSINESS SEGMENT (continued)

Fleet Management Solutions (continued)

Fuel revenue decreased 26.2 percent to $134.7 million in the first quarter of 2002 over the same period in 2001 due primarily to decreased fuel prices. The Company realized minimal changes in margin as a result of fluctuations in fuel revenue.

FMS NBT was $36.6 million in the first quarter of 2002 compared with $39.4 million in the same period last year. This decrease is due primarily to lower full service lease and rental revenue, decreased proceeds from the sale of equipment resulting from lower pricing of used vehicles held for sale (both owned and leased) and increased pension expense and benefit costs. Such declines were partially offset by operating expense reductions due to cost management and process improvement initiatives and reduced interest costs compared to the same period last year. FMS NBT as a percentage of dry revenue (revenue excluding fuel) was 5.8 percent in the first quarter of 2002 compared with 5.9 percent in 2001.

The Company's fleet of owned and leased revenue earning equipment is summarized as follows (number of units rounded to the nearest hundred):

                                                         March 31,         December 31,
               By type:                                       2002                 2001
                                                      ------------       --------------
               Trucks                                       64,800               66,000
               Tractors                                     50,500               52,400
               Trailers                                     46,500               46,700
               Other                                         5,100                5,000
                                                      ------------       --------------
                                                           166,900              170,100
                                                      ============       ==============

               By business:
               Full service lease                          124,900              126,900
               Commercial rental                            39,000               40,200
               Service vehicles and other                    3,000                3,000
                                                      ------------       --------------
                                                           166,900              170,100
                                                      ============       ==============

The totals in each of the tables above include the following non-revenue earning equipment (number of units rounded to the nearest hundred):

                                                         March 31,         December 31,
                                                              2002                 2001
                                                      ------------       --------------
               Not yet earning revenue (NYE)                   900                1,200
               No longer earning revenue (NLE)
                     Units held for sale                     4,600                5,200
                     Other NLE units                         4,900                4,700
                                                      ------------       --------------
                                                            10,400               11,100
                                                      ============       ==============

NYE units represent new units on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration units.

NLE units represent units held for sale, as well as units for which no revenue has been earned for the previous 30 days. These vehicles may be temporarily out of service, being prepared for sale or not rented due to lack of demand.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
          Three months ended March 31, 2002 and 2001


OPERATING RESULTS BY REPORTABLE BUSINESS SEGMENT (continued)

Supply Chain Solutions

In the SCS business segment, first quarter 2002 revenue decreased 12.1 percent to $337.1 million compared with the same period in 2001. SCS revenue reductions primarily occurred in the electronics, high tech and telecommunications and automotive industries due to reduced volumes as a result of the slowdown in the U.S. economy. Revenues were also reduced in Brazil and Argentina primarily due to the economic downturn in those regions. Some SCS revenue declines were also due to the cancellation of certain unprofitable business over the prior year as a result of a margin improvement initiatives. Overall, in light of these factors, the Company expects unfavorable revenue comparisons to continue over the near term.

The SCS business segment NBT improved 74.7 percent to a deficit of $2.2 million in the first quarter of 2002 from a deficit of $8.7 million in the same period of 2001. NBT as a percentage of operating revenue was -0.9 percent in the first quarter of 2002, compared with -3.2 percent in the same quarter of 2001. The improved results in the first quarter of 2002 compared to the same period last year was due primarily to operational improvement across all industry groups, principally in the automotive group, as a result of margin improvement initiatives, including the elimination of certain unprofitable business and the implementation of cost containment controls.

Dedicated Contract Carriage

In the DCC business segment, first quarter revenue totaled $125.6 million, a decrease of 6.0 percent from the first quarter of 2001. NBT decreased 13.8 percent to $5.0 million in the first quarter of 2002 compared with the first quarter of 2001. NBT as a percentage of operating revenue was 4.0 percent, compared with 4.4 percent in the first quarter of 2001. The decrease in revenue in the first quarter of 2002 was due primarily to volume reductions due to the downturn in the U.S. economy. Segment NBT was negatively affected by higher safety and insurance costs due to increased severity of claims in the first quarter of 2002 compared with the same period last year, which offset margin improvements in other operational areas.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
          Three months ended March 31, 2002 and 2001


OPERATING RESULTS BY REPORTABLE BUSINESS SEGMENT (continued)


Central Support Services

CSS expenses were as follows:

Three Months Ended March 31,
(in millions)                                              2002           2001
---------------------------------------             -----------    -----------

Sales and marketing                                    $    3.3            4.0
Human resources                                             4.9            5.4
Finance                                                    13.3           13.7
Corporate services/public affairs                           1.8            2.1
Information technology                                     21.9           25.0
Customer solutions                                          2.6            2.7
Health and safety                                           2.2            2.3
Other                                                       6.7            7.0
                                                    -----------    -----------
    Total CSS                                              56.7           62.2
    Allocation of CSS to business segments                (50.7)         (54.8)
                                                    -----------    -----------
    Unallocated CSS                                    $    6.0            7.4
                                                    ===========    ===========

The decrease in total CSS expenses in the first quarter of 2002 compared with the same period of 2001 was due to reductions in all elements of CSS expense as a result of the Company's continued cost containment actions, most notably in information technology (IT). Technology costs were lower due primarily to decreased development and support costs as a result of the cancellation of an FMS IT project in the third quarter of 2001, combined with lower costs resulting from the in-sourcing of certain IT services.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
          Three months ended March 31, 2002 and 2001


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following is a summary of the Company's cash flows from operating, financing and investing activities for the three months ended March 31, (in thousands):

                                                 2002         2001
                                                 ----         ----
Net cash provided by (used in):
       Operating activities                $  225,191      (24,951)
       Financing activities                  (186,721)    (242,205)
       Investing activities                   (74,458)     232,608
                                           ----------     --------
              Net cash flows               $  (35,988)     (34,548)
                                           ==========     ========

A summary of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.

The increase in cash flows from operating activities in the first three months of 2002, compared with the same period last year, was primarily attributable to increases in the aggregate balance of trade receivables sold and a reduction in overall capital needs. The decrease in cash used in financing activities in the first three months of 2002, compared to the same period last year, reflecting higher debt repayments in 2001 from utilizing proceeds from the securitization completed in the first quarter of 2001. The decrease in cash provided by investing activities in the first three months of 2002 compared with the same period last year was attributable to the securitization transaction completed in the first quarter of 2001 offset by reduced capital spending.

A summary of capital expenditures for the three months ended March 31 follows (in thousands):

                                                 2002         2001
                                                 ----         ----
Revenue earning equipment                  $  114,446      227,946
Operating property and equipment               10,923       22,257
                                           ----------     --------
                                           $  125,369      250,203
                                           ==========     ========

The decrease in capital expenditures was principally due to reduced demand for new units as a result of reduced market demand, improved controls over capital expenditures and a reduction in the volume of early terminations of full service leases compared to the first quarter of 2001. Management expects capital expenditures for the full year 2002 will be approximately 12.0 percent less than full year 2001 levels. The Company expects to fund its remaining 2002 capital expenditures with internally generated funds and borrowings.

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

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
          Three months ended March 31, 2002 and 2001


LIQUIDITY AND CAPITAL RESOURCES (continued)

Financing and Other Funding Transactions (continued)

The Company also periodically enters into sale and leaseback agreements on revenue earning equipment, which are accounted for as operating leases. The Company executes sale-leaseback transactions with third-party financial institutions as well as with substantive special purpose entities, which facilitate sale-leaseback transactions with multiple third-party investors ("securitizations"). In general, sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense.

Sale-leaseback transactions (including securitizations) are generally executed from time to time in order to lower the total cost of funding the Company's operations, to diversify the Company's funding among different classes of investors (e.g. regional banks, pension plans, insurance companies, etc.) and to diversify the Company's funding among different types of funding instruments. The Company did not enter into any sale-leaseback or securitization transactions during the first quarter of 2002.

Total debt was $1.50 billion at March 31, 2002, a decrease of 12.1 percent from December 31, 2001. During the first three months of 2002, the Company retired $20.0 million of medium-term notes. U.S. commercial paper outstanding at March 31, 2002 decreased to $74.5 million, compared with $210.0 million at December 31, 2001. The Company's foreign debt decreased approximately $20.6 million from December 31, 2001 to $321.8 million at March 31, 2002. The Company's percentage of variable-rate financing obligations (including swap agreements) was 40.1 percent at March 31, 2002, compared with 26.9 percent at December 31, 2001. Generally, the Company targets a variable-rate exposure of 25.0 to 45.0 percent of total obligations. The Company's debt-to-equity and related ratios were as follows:

                                             March 31, 2002  December 31, 2001
                                           ------------------------------------

Debt to equity                                          120%               139%
Total obligations to equity                             178%               199%
Total obligations to equity, including                  211%               234%
securitizations

Debt to equity consists of the Company's on-balance sheet debt for the period divided by total equity. Total obligations to equity represents debt plus the following off-balance sheet funding, all divided by total equity: (1) Receivables sold, and (2) The present value of minimum lease payments and guaranteed residual values under operating leases for equipment, discounted at the interest rate implicit in the lease. Total obligations to equity, including securitizations consists of total obligations, described above, plus the present value of contingent rentals under the Company's securitizations (assuming customers make all lease payments on securitized vehicles when contractually due), discounted at the average interest rate paid to investors in the trust, all divided by total equity. Off-balance sheet obligations with special-purpose entities, primarily securitizations, amounted to $500.4 million at March 31, 2002.

The decrease in all of the above ratios in the first quarter of 2002 was driven by the Company's reduced funding needs as a result of decreases in purchases of revenue earning equipment. For the remainder of 2002, the Company anticipates additional reductions in each of these ratios due to expected improvements in operating cash flow and reduced cash needs due to continued lower capital spending.

The Company participates in an agreement, as amended from time to time, to sell with limited recourse up to $375.0 million of trade receivables on a revolving and uncommitted basis. This agreement expires in July 2004. The receivables are sold first to a bankruptcy remote special purpose entity, Ryder Receivables Funding LLC ("RRF LLC"), that is included in the Company's consolidated financial statements. RRF LLC then sells certain receivables to well-capitalized, unrelated commercial entities at a loss, which approximates the purchaser's financing cost of issuing its own commercial paper backed by the trade receivables over the period of anticipated collection. The Company is responsible for servicing receivables sold but has no retained interests. Due to the relatively short life of receivables sold, no servicing asset or liability is recognized related to this agreement. At March 31, 2001 the outstanding balance of receivables sold pursuant to this agreement was $165.0 million.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
          Three months ended March 31, 2002 and 2001


LIQUIDITY AND CAPITAL RESOURCES (continued)

Financing and Other Funding Transactions (continued)

The Company's debt ratings as of March 31, 2002 were as follows:

                                         Short         Long
                                          Term         Term
                                       -------     --------
Moody's Investors Service                   P2         Baa1
Standard & Poor's Ratings Group             A2         BBB
Fitch Ratings                               F2         BBB+

A downgrade of the Company's debt below investment grade level would limit the Company's ability to issue commercial paper and would result in the Company no longer having the ability to sell trade receivables. As a result the Company would have to rely on other established funding sources described below.

The Company can borrow up to $860.0 million through a global revolving credit facility. The facility is composed of $300.0 million which matures in May 2002 and is renewable annually (and is in the process of being renewed), and $560.0 million which matures in May 2006. The primary purposes of the credit facility are to finance working capital and provide support for the issuance of commercial paper. At the Company's option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. At March 31, 2002, $703.1 million was available under this global credit facility. Of such amount, $300.0 million was available at a maturity of less than one year. In order to maintain availability of funding, the global revolving credit facility requires the Company to maintain a ratio of debt to consolidated adjusted tangible net worth, as defined, of less than or equal to
300.0 percent. The ratio at March 31, 2002 was 101.1 percent.

In 1998, the Company filed an $800.0 million shelf registration statement with the Securities and Exchange Commission. Proceeds from debt issues under the shelf registration have been and are expected to be used for capital expenditures, debt refinancing and general corporate purposes. At March 31, 2002, the Company had $337.0 million of debt securities available for issuance under this shelf registration statement.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
         Three months ended March 31, 2002 and 2001

LIQUIDITY AND CAPITAL RESOURCES (continued)

Financing and Other Funding Transactions (continued)


As of March 31, 2001 the Company had the following amounts available to fund operations under the aforementioned facilities:

            (in millions)
            Global revolving credit facility      $ 703.1  ($300.0 limited to less than one year)
            Shelf registration statement            337.0
            Trade receivables facility              210.0  (uncommitted basis)

The Company believes such facilities, along with the Company's commercial paper program and other funding sources, will be sufficient to fund operations in 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and /or normal use of the assets. When the liability is initially recorded, the Company is required to capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective January 1, 2003. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 143 will have on its results of operations, cash flows or financial position.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (continued)--
          Three months ended March 31, 2002 and 2001

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

Exposure to market risk for changes in interest rates relates primarily to debt obligations. The Company's interest rate risk management program objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. The Company manages its exposure to interest rate risk through the proportion of fixed rate and variable rate debt in the total debt portfolio. From time to time, the Company also uses interest rate swap and cap agreements to manage its fixed rate and variable rate exposure and to better match the repricing of its debt instruments to that of its portfolio of assets. At March 31, 2002, an interest rate swap agreement with a notional value of $22.0 million was outstanding, which was accounted for as a cash flow hedge of variable-rate debt. In addition, at March 31, 2002, interest rate swap agreements with a combined notional value of $322.0 million were outstanding and were accounted for as fair value hedges of fixed-rate debt. There were also two interest rate cap agreements outstanding at March 31, 2002 with a combined notional value of $160.0 million which have not been designated as hedges for accounting purposes.

The following table summarizes interest rate swaps outstanding as of March 31, 2002 expressed in U.S. dollar equivalents. The table shows the amount of the swaps, including current portion, and related weighted average interest rates by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at March 31, 2002. This information should be read in conjunction with "Derivative Instruments and Hedging Activities" in the Notes to the Consolidated Condensed Financial Statements.

                                                            Expected Maturity Date
-----------------------------------------------------------------------------------------------------------------------------------
March 31, 2002                                               Years ended December 31
(in thousands)                                       2002     2003      2004      2005     2006  Thereafter       Total  Fair Value
-----------------------------------------------------------------------------------------------------------------------------------
Interest rate swaps:
  Fixed-to-variable swaps (Dollar denominated)          -        -    37,000   100,000  150,000      35,000     322,000       5,314
    Average pay variable-rate                        3.85%    6.25%     7.07%     7.49%    7.53%       7.63%
    Average receive fixed-rate                       6.70%    6.70%     6.70%     6.70%    6.54%       6.61%

  Variable-to-fixed swaps (Pound Sterling
     denominated)                                       -        -    21,840         -        -           -      21,840        (158)
    Average pay fixed-rate                           5.91%    5.91%     5.91%        -        -           -
    Average receive variable-rate

Intererest rate caps (Dollar denominated):              -        -         -   160,000        -           -     160,000      (2,938)
    Average rate                                     6.25%    6.25%     6.25%     6.25%       -           -
                                                                                                               --------------------
                                                                                                               $503,840       2,218
                                                                                                               ====================

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

         (3.2) The Ryder System, Inc. By-Laws, as amended through February 16, 2001, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, are incorporated by reference into this report.

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

                                    RYDER SYSTEM, INC.
                                    (Registrant)


Date: May 8, 2002                   /S/ CORLISS J. NELSON
                                    ---------------------
                                    Corliss J. Nelson
                                    Senior Executive Vice President
                                    and Chief Financial Officer
                                    (Principal Financial Officer)


Date: May 8, 2002                   /S/ ART A. GARCIA
                                    -----------------
                                    Art A. Garcia
                                    Vice President and Controller
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

      (3.2) The Ryder System, Inc. By-Laws, as amended through February 16, 2001, previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, are incorporated by reference into this report.

      (15)     Letter regarding unaudited interim financial statements.