Form 10-Q/A
period 2002-03-31
RYDER SYSTEM INC
filed 2002-05-14
CIK 85961

--------------------------------------------------------------------------------

                                 United States

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                  FORM 10-Q/A


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

                               Explanatory Note

This amended report on Form 10-Q/A is being filed solely to correct a typographical printing error to the Consolidated Condensed Statements of Cash Flows found in Item 1. "Financial Statements" on the original report on Form 10-Q. This amendment includes the complete text of the original report on Form 10-Q including the Consolidated Condensed Statements of Cash Flows as intended and is being filed pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934.

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

                                    RYDER SYSTEM, INC.
                                    (Registrant)


Date: May 14, 2002                  /S/ CORLISS J. NELSON
                                    ---------------------
                                    Corliss J. Nelson
                                    Senior Executive Vice President
                                    and Chief Financial Officer
                                    (Principal Financial Officer)


Date: May 14, 2002                  /S/ ART A. GARCIA
                                    -----------------
                                    Art A. Garcia
                                    Vice President and Controller
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