Form 10-Q
period 2002-06-30
RYDER SYSTEM INC
filed 2002-08-07
CIK 85961

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                      _____________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO ___
                                       ---

Ryder System, Inc. had 62,210,848 shares of common stock ($0.50 par value per share) outstanding as of July 31, 2002.

                               RYDER SYSTEM, INC.

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
                          PART I. FINANCIAL INFORMATION

ITEM 1.           Financial Statements

                  Consolidated Condensed Statements of Earnings -
                  Three and six months ended June 30, 2002 and 2001 (unaudited)                                 3

                  Consolidated Condensed Balance Sheets -
                  June 30, 2002 (unaudited) and December 31, 2001                                               4

                  Consolidated Condensed Statements of Cash Flows -
                  Six months ended June 30, 2002 and 2001 (unaudited)                                           5

                  Notes to Consolidated Condensed Financial Statements (unaudited)                              6

                  Independent Accountants' Review Report                                                       18

ITEM 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                        19

ITEM 3.           Quantitative and Qualitative Disclosures About Market Risk                                   34


                           PART II. OTHER INFORMATION

ITEM 4.           Submission of Matters to a Vote of Security Holders                                          35

ITEM 6.           Exhibits and Reports on Form 8-K                                                             36

                  Signatures                                                                                   37

                  Exhibit Index                                                                                38

                         PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Ryder System, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (unaudited)

------------------------------------------------------------------------------------------------------------------------------
Periods ended June 30,                                                   Three Months                       Six Months
(in thousands, except per share amounts)                             2002            2001              2002              2001
------------------------------------------------------------------------------------------------------------------------------
Revenue                                                      $  1,209,318       1,294,069      $  2,359,235         2,575,578
                                                             ------------     -----------      -------------     -------------

Operating expense                                                 489,559         553,828           963,210         1,114,317
Salaries and employee-related costs                               319,097         307,329           630,922           622,685
Freight under management expense                                  108,031         120,772           200,230           237,146
Depreciation expense                                              139,433         132,760           272,385           270,310
Gains on vehicle sales, net                                        (4,251)         (3,866)           (6,171)           (6,973)
Equipment rental                                                   87,450         114,562           181,822           213,885
Interest expense                                                   23,909          29,259            48,108            63,580
Miscellaneous (income) expense, net                                  (387)           (657)           (2,847)            3,464
Restructuring and other unusual charges
  (recoveries), net                                                     -          19,362            (1,234)           29,906
                                                             ------------     -----------      ------------      ------------
                                                                1,162,841       1,273,349         2,286,425         2,548,320
                                                             ------------     -----------      ------------      ------------

     Earnings before income taxes and
          cumulative effect of change in
           accounting principle                                    46,477          20,720            72,810            27,258
Provision for income taxes                                         16,965             866            26,445             3,285
                                                             ------------     -----------      ------------      ------------
     Earnings before cumulative effect
         of change in accounting principle                         29,512          19,854            46,365            23,973
Cumulative effect of change in
     accounting principle                                               -               -           (18,899)                -
                                                             ------------     -----------      ------------      ------------

     Net earnings                                            $     29,512          19,854      $     27,466            23,973
                                                             ============     ===========      ============      ============


Earnings per common share - Basic:

      Before cumulative effect of change
         in accounting principle                             $       0.48            0.33      $       0.76              0.40
      Cumulative effect of change in
         accounting principle                                           -               -             (0.31)                -
                                                             ------------     -----------      ------------      ------------
       Net earnings                                          $       0.48            0.33      $       0.45              0.40
                                                             ============     ===========      ============      ============

Earnings per common share - Diluted:

      Before cumulative effect of change
         in accounting principle                             $       0.47            0.33      $       0.74              0.40
      Cumulative effect of change in
         accounting principle                                           -               -             (0.30)                -
                                                             ------------     -----------      ------------      ------------
       Net earnings                                          $       0.47            0.33      $       0.44              0.40
                                                             ============     ===========      ============      ============

Cash dividends per common share                              $       0.15            0.15      $       0.30              0.30
                                                             ============     ===========      ============      ============

See accompanying notes to consolidated condensed financial statements.

Ryder System, Inc. and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                     (unaudited)
--------------------------------------------------------------------------------------------------------------------
                                                                                       June 30,        December 31,
(in thousands, except share amounts)                                                     2002             2001
--------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash and cash equivalents                                                       $    91,275            117,866
     Receivables, net of allowance for doubtful accounts of $6,428
       and $10,286, respectively                                                         627,212            556,309
     Inventories                                                                          64,604             65,366
     Tires in service                                                                    129,460            131,068
     Prepaid expenses and other current assets                                           105,081            111,884
                                                                                      -----------      -------------
        Total current assets                                                           1,017,632            982,493
Revenue earning equipment, net of accumulated depreciation of
        $1,754,830 and $1,590,860, respectively                                        2,457,404          2,479,114
Operating property and equipment, net of accumulated depreciation
        of $709,546 and $684,207, respectively                                           551,160            566,883
Direct financing leases and other assets                                                 674,466            705,958
Intangible assets and deferred charges                                                   171,569            191,291
                                                                                     ------------      -------------
                                                                                     $ 4,872,231          4,925,739
                                                                                     ============      =============

Liabilities and Shareholders' Equity
Current liabilities:
     Current portion of long-term debt                                               $   183,236            317,087
     Accounts payable                                                                    291,620            255,924
     Accrued expenses                                                                    420,665            443,970
                                                                                     ------------      -------------
        Total current liabilities                                                        895,521          1,016,981
Long-term debt                                                                         1,370,369          1,391,597
Other non-current liabilities                                                            291,852            283,347
Deferred income taxes                                                                  1,035,618          1,003,145
                                                                                     ------------      -------------
        Total liabilities                                                              3,593,360          3,695,070
                                                                                     ------------      -------------
     Shareholders' equity:
     Preferred stock of no par value per share - Authorized 3,800,917;
        none outstanding June 30, 2002 or December 31, 2001                                    -                  -
     Common stock of $0.50 par value per share - Authorized 400,000,000;
        outstanding, June 30, 2002 - 62,210,129; December 31, 2001 - 60,809,628          571,397            537,556
     Retained earnings                                                                   759,244            750,232
     Deferred compensation                                                                (4,683)            (5,304)
     Accumulated other comprehensive loss                                                (47,087)           (51,815)
                                                                                     -----------       -------------
          Total shareholders' equity                                                   1,278,871          1,230,669
                                                                                     -----------       -------------
                                                                                     $ 4,872,231          4,925,739
                                                                                     ===========       =============

See accompanying notes to consolidated condensed financial statements.

Ryder System, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

----------------------------------------------------------------------------------------------------------------------
Six months ended June 30,
(in thousands)                                                                                   2002          2001
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

  Net earnings                                                                                $  27,466        23,973
  Cumulative effect of change in accounting principle                                            18,899             -
  Depreciation expense                                                                          272,385       270,310
  Gains on vehicle sales, net                                                                    (6,171)       (6,973)
  Amortization expense and other non-cash charges, net                                            6,738        17,039
  Deferred income tax expense                                                                    30,245         1,055
  Changes in operating assets and liabilities, net of dispositions:
      Decrease in aggregate balance of trade receivables sold                                   (40,000)     (294,000)
      Receivables                                                                               (19,459)       48,212
      Inventories                                                                                   762         5,186
      Prepaid expenses and other assets                                                          23,097        (8,134)
      Accounts payable                                                                           35,695       (85,013)
      Accrued expenses and other non-current liabilities                                        (20,642)      (51,470)
                                                                                              ----------    ----------
                                                                                                329,015       (79,815)
                                                                                              ----------    ----------
Cash flows from financing activities:

  Net change in commercial paper borrowings                                                    (133,000)       44,852
  Debt proceeds                                                                                 150,279       170,406
  Debt repaid, including capital lease obligations                                             (211,138)     (282,819)
  Dividends on common stock                                                                     (18,454)      (18,066)
  Common stock issued                                                                            31,009         4,436
                                                                                              ----------    ----------
                                                                                               (181,304)      (81,191)
                                                                                              ----------    ----------
Cash flows from investing activities:

  Purchases of property and revenue earning equipment                                          (280,021)     (429,562)
  Sales of property and revenue earning equipment                                                77,145       101,077
  Sale and leaseback of revenue earning equipment                                                     -       410,739
  Sale of net assets of business                                                                      -        14,113
  Collections on direct finance leases                                                           32,281        32,086
  Other, net                                                                                     (3,707)       (2,582)
                                                                                              ----------    ----------
                                                                                               (174,302)      125,871
                                                                                              ----------    ----------
Decrease in cash and cash equivalents                                                           (26,591)      (35,135)
Cash and cash equivalents at January 1                                                          117,866       121,970
                                                                                              ----------    ----------
Cash and cash equivalents at June 30                                                          $  91,275        86,835
                                                                                              ==========    ==========

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(A)  INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited consolidated condensed financial statements include the accounts of Ryder System, Inc. and subsidiaries (the "Company") and have been prepared by the Company in accordance with the accounting policies described in the 2001 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements and notes which appear in that report. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures herein are adequate. The operating results for interim periods are unaudited and are not necessarily indicative of the results that can be expected for a full year. Certain prior year amounts have been reclassified to conform to current period presentation.

(B)  GOODWILL AND OTHER INTANGIBLE ASSETS

     Intangible assets and deferred charges consisted of the following at June 30, 2002 and December 31, 2001:

                                           June 30,     December 31,
     (in millions)                            2002            2001
     -----------------------------   --------------   --------------
     Goodwill                        $       150.3            168.3
     Other intangible assets                  10.2             10.6
     Deferred charges                         11.1             12.4
                                     --------------   --------------
                                     $       171.6            191.3
                                     ==============   ==============

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. Additionally, a review for impairment is required to be made consistent with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     The Company adopted the provisions of SFAS No. 142 effective January 1, 2002 and has discontinued the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 also required the Company to perform an assessment of whether there is an indication that the remaining recorded goodwill is impaired as of the date of adoption. This involves a two-step transitional impairment test. The first step of the transitional impairment test required the Company, within the first six months of 2002, to determine the fair value of each reporting unit, as defined, and compare it to the reporting unit's carrying amount. The Company estimates the fair value of its reporting units using discounted cash flows. To the extent that a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (unaudited)

     The second step of the transitional impairment test requires the Company to compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its recognized and unrecognized assets and liabilities in a manner similar to a purchase price allocation consistent with SFAS No. 141, "Business Combinations," to its carrying amount, both of which would be measured as of January 1, 2002. The residual fair value after this allocation is the implicit fair value of the reporting unit's goodwill.

     In June 2002, the Company completed the assessment of all of its existing goodwill totaling $168.3 million as of January 1, 2002. As a result of this review, the Company recorded a non-cash charge of $18.9 million on a before and after-tax basis, or $0.30 per diluted share, associated with the Asian operations of the Company's Supply Chain Solutions (SCS) business segment. The transitional impairment charge resulted from the application of the new impairment methodology introduced by SFAS No. 142. Prior to the adoption of SFAS No. 142, the Company measured the recoverability of goodwill based upon management's best estimate of the undiscounted future operating cash flows (excluding interest charges) related to the asset. Under previous requirements, no goodwill impairment would have been recorded on January 1, 2002.

     In accordance with SFAS No. 142, the transitional impairment was recognized as the cumulative effect of a change in accounting principle in the Company's Consolidated Condensed Statements of Earnings effective January 1, 2002. The impact of this accounting change had no effect on the Company's operating earnings.

     The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows (in millions):

                                                                Fleet           Supply      Dedicated
                                                           Management            Chain       Contract
                                                            Solutions        Solutions       Carriage      Total
                                                       ----------------------------------------------------------
       Balance as of December 31, 2001                   $      118.8             44.6             4.9     168.3
       Transitional impairment adjustment                           -            (18.9)              -     (18.9)
       Currency translation adjustment                              -              0.9               -       0.9
                                                       ---------------------------------------------------------
       Balance as of June 30, 2002                       $      118.8             26.6             4.9     150.3
                                                       =========================================================

     The components of the Company's other intangible assets include the Ryder trade name with a carrying amount of $8.7 million and an intangible asset related to the Company's Benefit Restoration Plan with a carrying amount of $1.5 million equal to the Plan's unrecognized prior service cost. These intangible assets have been identified as having indefinite useful lives and were tested for impairment consistent with the transitional provisions of SFAS No. 142. The Company completed such testing and determined that there was no impairment of intangible assets. Impairment adjustments recognized after adoption, if any, are generally required to be recognized as operating expenses.

     The Company completed its annual impairment test for goodwill and intangible assets with indefinite useful lives as of April 1, 2002 and determined that there was no impairment.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (unaudited)

     Actual results of operations for the three and six months ended June 30, 2002 and adjusted results of operations for the three and six months ended June 30, 2001, had the Company applied the non-amortization provisions of SFAS No. 142, are as follows (in millions, except per share amounts):

      Periods ended June 30,                              Three Months                       Six Months
                                                          ------------                       ----------
      (in millions)                                    2002            2001              2002            2001
      -----------------------------------------    ---------        --------         ---------        --------
      Reported net earnings                          $ 29.5            19.9            $ 27.5            24.0
      Add: Goodwill and intangible
        amortization, net of tax                          -             2.9                 -             5.8
                                                   ---------        --------         ---------        --------
      Adjusted net earnings                          $ 29.5            22.8            $ 27.5            29.8
                                                   =========        ========         =========        ========

      Basic earnings per share:
        Reported net earnings                        $ 0.48            0.33            $ 0.45            0.40
        Add: Goodwill and intangible
          amortization, net of tax                        -            0.05                 -            0.10
                                                   ---------        --------         ---------        --------
        Adjusted net earnings                        $ 0.48            0.38            $ 0.45            0.50
                                                   =========        ========         =========        ========

      Diluted earnings per share:
        Reported net earnings                        $ 0.47            0.33            $ 0.44            0.40
        Add: Goodwill and intangible
          amortization, net of tax                        -            0.05                 -            0.10
                                                   ---------        --------         ---------        --------
        Adjusted net earnings                        $ 0.47            0.38            $ 0.44            0.50
                                                   =========        ========         =========        ========

     Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

(C)  IMPAIRMENT OF LONG-LIVED ASSETS

     The Company reviews long-lived assets held and used, excluding indefinite-lived intangible assets (see "Goodwill and Other Intangible Assets"), for impairment when circumstances indicate that the carrying amount of assets may not be recoverable. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144, among other things, amended accounting guidance on asset impairment. The Company assesses the recoverability of long-lived assets by determining whether the depreciation or amortization of an asset over its remaining life can be recovered based upon management's best estimate of the undiscounted future operating cash flows (excluding interest charges) related to the long-lived asset or group of assets and liabilities in which the long-lived asset generates cash flows. If the sum of such undiscounted cash flows is less than the carrying value of the asset (group), the asset is considered impaired. The amount of impairment, if any, represents the excess of the carrying value of the asset (group) over fair value. Fair value is determined by quoted market price, if available, or an estimate of projected future operating cash flows discounted using a rate that reflects the related operating segment's average cost of funds.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (unaudited)

       In addition, SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. Long-lived assets, including indefinite-lived intangible assets, to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Fair value is determined based upon quoted market prices, if available, or the results of applicable valuation techniques such as discounted cash flows or independent appraisal. At June 30, 2002 and December 31, 2001, the net carrying value of revenue earning equipment held for sale was $29.5 million and $45.1 million, respectively.

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

       The Company also uses foreign currency option contracts and forward agreements from time to time to hedge foreign currency transactional exposure. The Company does not enter into derivative financial instruments for trading purposes.

       During March 2002, the Company entered into interest rate swap agreements designated as fair value hedges whereby it receives fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. At June 30, 2002, these interest rate swap agreements effectively changed $322.0 million of fixed-rate debt instruments with a weighted-average fixed interest rate of 6.7 percent to LIBOR-based floating rate debt at a current weighted-average rate of 3.7 percent. Changes in the fair value of the interest rate swaps are offset by changes in the fair value of the debt instruments and no net gain or loss is recognized in earnings. During the three and six months ended June 30, 2002, the increases in the fair value of interest rate swaps totaled $12.4 million and $7.1 million, respectively. The fair value of the interest rate swap agreements of approximately $7.1 million at June 30, 2002 was classified in "Direct financing leases and other assets." These contracts mature from September 2004 to September 2007.

       During March 2002, the Company also entered into two interest rate cap agreements covering a total notional amount of $160.0 million. These cap agreements mature in October and November of 2005. The interest rate cap agreements serve as an economic hedge against increases in interest rates and have not been designated as hedges for accounting purposes. The fair value of the interest rate cap agreements of approximately $1.6 million at June 30, 2002 was classified in "Direct financing leases and other assets." During the three and six months ended June 30, 2002, the decreases in the fair value of interest rate caps totaled approximately $1.3 million and $700,000, respectively, and were reflected as interest expense.

       The Company estimates the fair value of derivatives based on dealer quotations. For the period ended June 30, 2002, there was no measured ineffectiveness in the Company's designated hedging transactions.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (unaudited)

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

       A reconciliation of the number of shares used in computing basic and diluted earnings per share follows:

           Periods ended June 30,                                                       Three Months               Six Months
                                                                                        ------------               ----------
           (in thousands)                                                             2002         2001         2002         2001
           --------------------------------------------------                    ---------    ---------    ---------    ---------
           Weighted average shares outstanding-Basic                                61,644       60,033       61,199       59,955

           Effect of dilutive options and unvested restricted stock                  1,349          621        1,231          540
                                                                                 ---------    ---------    ---------    ---------

           Weighted average shares outstanding-Diluted                              62,993       60,654       62,430       60,495
                                                                                 =========    =========    =========    =========

           Anti-dilutive options not included above                                  1,678        7,007        1,801        7,007
                                                                                 =========    =========    =========    =========


(F)    COMPREHENSIVE INCOME

       Comprehensive income presents a measure of all changes in shareholders' equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following table provides a reconciliation of net earnings as reported in the Company's Consolidated Condensed Statements of Earnings to comprehensive income.

           Periods ended June 30,                                                  Three Months              Six Months
                                                                                   ------------              ----------
           (in millions)                                                        2002         2001         2002         2001
           ---------------------------------------------                     --------     --------     --------     --------
           Net earnings                                                       $ 29.5         19.9       $ 27.5         24.0
                                                                             -------      -------      -------      -------
           Other comprehensive income (loss):
             Foreign currency translation adjustments                           14.3          2.5          6.2        (10.5)
             Additional minimum pension liability adjustment                       -            -         (1.5)        (1.2)
             Unrealized net gain on derivative instruments                      (0.1)           -            -            -
                                                                             -------      -------      -------      -------
                                                                                14.2          2.5          4.7        (11.7)
                                                                             -------      -------      -------      -------
           Total comprehensive income                                         $ 43.7         22.4       $ 32.2         12.3
                                                                             =======      =======      =======      =======

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (unaudited)

(G)      RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred rather than at the date of a commitment to an exit or disposal plan under current practice. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. The new requirements are effective prospectively for exit or disposal activities initiated after December 31, 2002 and will be adopted by the Company effective January 1, 2003. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 146 will have on its results of operations, cash flows or financial position.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other items, updates and clarifies existing accounting pronouncements related to gains and losses from the extinguishment of debt and certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 are generally effective as of May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on the Company's results of operations, cash flows or financial position.

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

(H)      RESTRUCTURING AND OTHER UNUSUAL CHARGES (RECOVERIES), NET

         The components of restructuring and other unusual charges (recoveries) for the three and six months ended June 30, 2002 and 2001 were as follows:

         Periods ended June 30,                       Three Months         Six Months
                                                      ------------         ----------
         (in millions)                               2002      2001       2002      2001
         --------------------------------------    --------  --------   --------  ---------
         Restructuring charges (recoveries):
           Severance and employee-related costs    $      -    11,499   $  (640)    18,136
           Facilities and related costs                   -     2,049         -      2,049
                                                   --------  --------   --------  ---------
                                                          -    13,548      (640)    20,185
         Other unusual charges (recoveries):
           Asset write-downs                              -     2,115         -      2,115
           Loss on the sale of business                   -        62         -      3,332
           Strategic consulting fees                      -     3,637         -      6,473
           Other charges (recoveries), net                -         -      (594)    (2,199)
                                                   --------  --------   --------  ---------
                                                   $      -    19,362   $(1,234)    29,906
                                                   ========= ========   ========  =========

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (unaudited)

(H)      RESTRUCTURING AND OTHER UNUSUAL CHARGES (RECOVERIES), NET (continued)

         Allocation of restructuring and other unusual charges (recoveries) across reportable business segments for the three and six months ended June 30, 2002 and 2001 was as follows:

         Periods ended June 30,                Three Months        Six Months
                                               ------------        ----------
         (in millions)                        2002      2001     2002      2001
         -------------------------------    --------  -------  --------   ------
         Fleet Management Solutions         $      -    8,067  $   (23)   10,730
         Supply Chain Solutions                    -    5,489        -    10,579
         Dedicated Contract Carriage               -      447        -       447
         Central Support Services                  -    5,359   (1,211)    8,150
                                            --------  -------  --------   ------
                                            $      -   19,362  $(1,234)   29,906
                                            ========  =======  ========   ======

         2002 Recoveries
         ---------------

         During the first quarter of 2002, severance and employee related costs that had been recorded in the 1999 restructuring were reversed due to refinements in estimates.

         Other net recoveries in the first quarter of 2002 primarily consisted of the final settlement of reserves attributed to a previously sold business.

         2001 Charges
         ------------

         In late 2000, the Company communicated to its employees its planned strategic initiatives to reduce Company expenses. As part of such initiatives, the Company reviewed employee functions and staffing levels to eliminate redundant work or otherwise restructure work in a manner that led to a workforce reduction. The process resulted in terminations of over 1,400 employees during 2001. Approximately 600 of these terminations occurred during the three months ended June 30, 2001 resulting in total terminations of 800 during the six months ended June 30, 2001. Severance and employee-related costs of $11.5 million and $18.1 million represent termination benefits related to employees whose jobs were eliminated as part of this review during the three and six months ended June 30, 2001, respectively.

         During the second quarter of 2001, the Company identified more than 20 facilities in the U.S. and other countries to be closed in order to improve profitability. Facilities and related costs of $2.0 million represent contractual lease obligations for closed leased facilities.

         During the first quarter ended March 31, 2001, the Company sold the contracts and related net assets associated with the disposal of the outbound auto carriage portion of its Brazilian Supply Chain Solutions operation ("Vehiculos"). The Company sold Vehiculos for $14.1 million and incurred a loss of $3.3 million on the sale of the business.

         Asset write-downs of $2.1 million were recorded during the quarter ended June 30, 2001, primarily for real estate and other assets held for sale in connection with facility closures identified in the quarter. Strategic consulting fees of $3.6 million and $6.5 million were incurred during the three and six months ended June 30, 2001, respectively, in relation to the aforementioned strategic initiatives. Other charges (recoveries) represent a gain of approximately $2.2 million realized on the sale of the corporate aircraft.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (unaudited)

(H)      RESTRUCTURING AND OTHER UNUSUAL CHARGES (RECOVERIES), NET (continued)

         Activity related to restructuring reserves for the six months ended June 30, 2002 was as follows:

                                                     Dec. 31,                               June 30,
                                                         2001                                   2002
         (in thousands)                               Balance  Additions     Deductions      Balance
         ----------------------------------------  ---------- -----------   ------------   ---------
         Employee severance and benefits            $ 14,050           -          6,099       7,951
         Facilities and related costs                  5,767           -          1,340       4,427
                                                   ----------  ----------   ------------   ---------
                                                    $ 19,817           -          7,439      12,378
                                                   ========== ===========   ============   =========

         Deductions include cash payments of $6.8 million and prior year charge reversals of $640,000. At June 30, 2002, employee severance and benefits obligations are required to be paid approximately over the next two and a half years. At June 30, 2002, lease obligations recorded in facilities and related costs are noncancelable and contractually required to be paid principally over the next two and a half years.

(I)      RECEIVABLES

         The Company participates in an agreement, as amended from time to time, to sell, with limited recourse, trade receivables on a revolving and uncommitted basis. This agreement expires in July 2004. In June 2002, the Company reduced the amount available for sale under its trade receivables facility from $375.0 million to $275.0 million as a result of a reduction in overall capital needs. At June 30, 2002 and December 31, 2001, the outstanding balance of receivables sold pursuant to this agreement was $70.0 million and $110.0 million, respectively. The total amount of available recourse as of June 30, 2002 and December 31, 2001 was $5.1 million and $13.7 million, respectively. Receivables are sold with limited recourse for uncollectible accounts.


(J)      INCOME TAXES

         The Company's effective income tax rate on earnings was 36.5 percent and 36.3 percent for the three and six months ended June 30, 2002, respectively, compared with 4.2 percent and 12.1 percent for the three and six months ended June 30, 2001, respectively. In June 2001, legislation was enacted in Canada that prospectively reduced income tax rates applicable to the Company's Canadian operations. This resulted in a one-time reduction in the Company's related deferred taxes of $6.8 million, and lowered the Company's income tax provision for the three and six months ended June 30, 2001.

         The consolidated federal income tax returns for 1995, 1996 and 1997 are being audited by the IRS. Years prior to 1995 are closed and no longer subject to audit. Management believes that taxes accrued on the balance sheet fairly represent the amount of future tax liability due by the Company.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (unaudited)

(K)      DEBT AND OTHER FINANCING

         The Company's outstanding debt balances were as follows:

                                                       June 30,    December 31,
               (in millions)                             2002           2001
               -----------------------------------------------------------------

               U.S. commercial paper                   $    77.0         210.0

               Unsecured U.S. notes:
                      Debentures                           327.5         325.7
                      Medium-term notes                    762.1         742.5
               Unsecured foreign obligations               301.7         331.3
               Other debt, including capital leases         85.3          99.2
               -----------------------------------------------------------------
               Total debt                                1,553.6       1,708.7
               Current portion                            (183.2)       (317.1)
               -----------------------------------------------------------------
               Long-term debt                          $ 1,370.4       1,391.6
              ==================================================================

         The Company can borrow up to $860.0 million through a global credit facility. The facility is composed of $300.0 million, which matures in May 2003 and is renewable annually, and $560.0 million, which matures in May 2006. The primary purposes of the credit facility are to finance working capital and provide support for the issuance of commercial paper. At the Company's option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. At June 30, 2002, $695.4 million was available under this global credit facility. Of such amount, $300.0 million was available at a maturity of less than one year. In order to maintain availability of funding, the global revolving credit facility requires the Company to maintain a ratio of debt to consolidated adjusted tangible net worth, as defined, of less than or equal to 300.0 percent. The ratio at June 30, 2002 was 101.0 percent.

         During the second quarter of 2002, the Company added capital lease obligations of $16.0 million in connection with the extension of existing operating leases of revenue earning equipment.

         In 1998, the Company filed an $800.0 million shelf registration statement with the Securities and Exchange Commission. Proceeds from debt issued under the shelf registration have been and are expected to be used for capital expenditures, debt refinancing and general corporate purposes. At June 30, 2002, the Company had $237.0 million of debt securities available for issuance under this shelf registration statement.

         At June 30, 2002 and December 31, 2001, the Company had letters of credit outstanding totaling $122 million and $115 million, respectively, which primarily guarantee various insurance activities. Certain of these letters of credit guarantee insurance activities associated with insurance claim liabilities transferred in conjunction with the sale of certain businesses reported as discontinued operations in previous years. To date, such insurance claims, representing per claim deductibles payable under third-party insurance policies, have been paid by the companies that assumed such liabilities. However, if all or a portion of such assumed claims of approximately $17 million are unable to be paid, the third-party insurers may have recourse against certain of the outstanding letters of credit provided by the Company in order to satisfy the unpaid claim deductibles.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (unaudited)

(L)   SEGMENT INFORMATION

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

      Beginning in the first quarter of 2002, the primary measurement of segment financial performance, defined as "Net Before Taxes" (NBT), includes an allocation of Central Support Services (CSS) and excludes goodwill impairment, goodwill amortization and restructuring and other unusual (charges) recoveries. CSS represents those costs incurred to support all business segments, including sales and marketing, human resources, finance, shared management information systems, customer solutions, health and safety, legal and communications. The objective of the NBT measurement is to provide management clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. To facilitate the comparison of 2002 business segment NBT to prior periods, prior-year goodwill amortization (see "Goodwill and Other Intangible Assets") is now treated as a corporate, rather than segment, cost and is segregated as such. Prior year segment results have been restated to conform to the new measurement of segment financial performance.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (unaudited)

         The FMS segment leases revenue earning equipment, sells fuel and provides maintenance and other ancillary services to the SCS and DCC segments. Inter-segment revenues and NBT are accounted for at approximate fair value as if the transactions were made to third parties. NBT related to inter-segment equipment and services billed to customers (equipment contribution) is included in both FMS and the business segment which served the customer, then eliminated. Equipment contribution included in SCS NBT was $3.9 million and $4.4 million for the three months ended June 30, 2002 and 2001, respectively. Equipment contribution included in SCS NBT was $7.7 million and $8.5 million for the six months ended June 30, 2002 and 2001, respectively. Equipment contribution included in DCC NBT was $4.4 million and $4.9 million for the three months ended June 30, 2002 and 2001, respectively. Equipment contribution included in DCC NBT was $8.9 million and $9.5 million for the six months ended June 30, 2002 and 2001, respectively. Interest expense is primarily allocated to the FMS business segment; however, with the availability of segment balance sheet information in 2002 (including targeted segment leverage ratios), interest expense (revenue) is also reflected in SCS and DCC.

         The following table sets forth revenue for each of the Company's business segments for the three and six months ended June 30, 2002 and 2001. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

            Periods ended June 30,                                           Three Months             Six Months
                                                                             ------------             ----------
            (in millions)                                                 2002        2001         2002        2001
            -----------------------------------------------         ----------- -----------  ----------- -----------
            Fleet Management Solutions                               $  803.4       860.5     $ 1,568.5    1,714.7
            Supply Chain Solutions                                      358.3       385.7         695.4      769.1
            Dedicated Contract Carriage                                 127.7       132.3         253.3      265.9
            Eliminations                                                (80.1)      (84.4)       (158.0)    (174.1)
                                                                    ----------- -----------  ----------- -----------
                 Total revenue                                       $1,209.3     1,294.1     $ 2,359.2    2,575.6
                                                                    =========== ===========  =========== ===========

         The following table sets forth NBT for each of the Company's reportable business segments for the three and six months ended June 30, 2002 and 2001.

            Periods ended June 30,                                           Three Months             Six Months
                                                                             ------------             ----------
            (in millions)                                                 2002        2001         2002        2001
            -----------------------------------------------         ----------- -----------  ----------- -----------
            Fleet Management Solutions                               $   55.4        50.9     $    92.0       90.3
            Supply Chain Solutions                                       (2.2)       (0.6)         (4.4)      (9.3)
            Dedicated Contract Carriage                                   8.4         9.2          13.4       15.0
            Eliminations                                                 (8.3)       (9.3)        (16.6)     (18.0)
                                                                    -----------------------   ----------------------
                                                                         53.3        50.2          84.4       78.0
            Unallocated Central Support Services                         (6.8)       (6.8)        (12.8)     (14.2)
            Goodwill amortization                                          --        (3.3)           --       (6.6)
                                                                    -----------------------   ----------------------
               Earnings before restructuring and other
                  unusual (charges) recoveries, taxes
                  and cumulative effect of change in
                  accounting principle                                   46.5        40.1          71.6       57.2
            Restructuring and other unusual (charges) recoveries           --       (19.4)          1.2      (29.9)
                                                                     ----------------------   ----------------------
                Earnings before income taxes and
                   cumulative effect of change in
                   accounting principle                              $   46.5        20.7     $    72.8       27.3
                                                                     ======================   ======================

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (unaudited)

     Pre-tax goodwill amortization reported in reportable business segment operating results during the three and six months ended June 30, 2001 was as follows:

                                                         Three             Six
      Periods ended June 30,                            Months          Months
      (in millions)                                       2001            2001
     -----------------------------------               --------        --------

      Fleet Management Solutions                        $  1.6             3.2
      Supply Chain Solutions                               1.6             3.2
      Dedicated Contract Carriage                          0.1             0.2
                                                       --------        --------

      Total pre-tax goodwill amortization               $  3.3             6.6
                                                       ========        ========

      The following table sets forth total assets as provided to the chief operating decision-maker for each of the Company's reportable business segments at June 30, 2002 and December 31, 2001.

                                                               June 30,    December 31,
      (in millions)                                                2002            2001
      -----------------------------------------             ------------  -------------
        Fleet Management Solutions                           $  4,360.4         4,413.4
        Supply Chain Solutions                                    417.0           414.4
        Dedicated Contract Carriage                               113.3           113.3
        Central Support Services                                  212.7           220.7
        Receivables sold                                          (70.0)         (110.0)
        Inter-segment eliminations                               (161.2)         (126.1)
                                                            -----------   -------------
           Total assets                                      $  4,872.2         4,925.7
                                                            ===========   =============

      Capital expenditure data is not maintained nor provided to the chief operating decision-maker on a reportable business segment basis, and as such is not presented. However, capital expenditures are primarily attributable to the FMS segment.

(M)   OTHER MATTERS

      The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. While any proceeding or litigation has an element of uncertainty, management believes that the disposition of these matters will not have a material impact on the consolidated financial position, liquidity or results of operations of the Company.

KPMG LLP
One Biscayne Tower                             Telephone           305-358-2300
2 South Biscayne Boulevard                     Fax                 305-913-2692
Suite 2800
Miami, Florida  33131

                     Independent Accountants' Review Report

The Board of Directors and Shareholders
Ryder System, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Ryder System, Inc. and subsidiaries as of June 30, 2002, and the related consolidated condensed statements of earnings for the three and six months ended June 30, 2002 and 2001 and the consolidated condensed statements of cash flows for the six months ended June 30, 2002 and 2001. These consolidated condensed financial statements are the responsibility of the Company's management.

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

/S/ KPMG LLP

Miami, Florida
July 24, 2002

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations --
              Three and six months ended June 30, 2002 and 2001

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

CONSOLIDATED RESULTS

 Periods ended June 30,                                          Three Months                  Six Months
                                                                 ------------                  ----------
(in thousands)                                             2002               2001         2002          2001
--------------------------------------------------------------------------------------------------------------
Earnings before restructuring and other
  unusual charges (recoveries) and cumulative
  effect of change in accounting principle /(1)//(2)/    $ 29,512            32,052      $ 45,391       42,814
Per diluted common share                                     0.47              0.53          0.73         0.71

Earnings before cumulative effect of change
  in accounting principle /(2)/                          $ 29,512            19,854      $ 46,365       23,973
Per diluted common shares                                    0.47              0.33          0.74         0.40

Net earnings /(2)//(3)/                                  $ 29,512            19,854      $ 27,466       23,973
Per diluted common shares                                    0.47              0.33          0.44         0.40
--------------------------------------------------------------------------------------------------------------
Weighted average shares
outstanding - diluted                                      62,993            60,654        62,430       60,495
--------------------------------------------------------------------------------------------------------------

(1) Management believes that pro forma operating results provide additional information useful in analyzing the underlying business results. However, pro forma operating results should be considered in addition to, not as a substitute for, reported results of operations.

(2) Results for the three and six months ended June 30, 2001 include a one-time reduction in deferred taxes of $6.8 million, or $0.11 per diluted common share, as a result of a change in Canadian tax law that affected the Company's Canadian operations. Results for the three months ended June 30, 2001 include goodwill and intangible amortization of $2.9 million after-tax, or $0.05 per diluted common share. Results for the six months ended June 30, 2001 include goodwill and intangible amortization of $5.8 million after-tax, or $0.10 per diluted common share.

(3) Net earnings for the six months ended June 30, 2002 include the cumulative effect of a change in accounting for goodwill resulting in an after-tax charge of $18.9 million, or $0.30 per diluted common share.

Earnings before cumulative effect of change in accounting principle increased
48.6 percent to $29.5 million in the second quarter of 2002 compared with the same period last year and increased 93.4 percent to $46.4 million compared with the first half of 2001. The increases in earnings were due primarily to restructuring and other unusual charges of $12.2 million after-tax and $18.8 million after-tax in the second quarter and first half of 2001, respectively, compared with no restructuring and other unusual charges in the second quarter and a recovery of $975,000 after-tax in the first half of 2002. The increases in earnings were also attributable to the Company's continued cost containment actions and operational process improvement efforts, improved rental utilization, lower interest costs and the discontinuance of amortization of goodwill and intangible assets with indefinite useful

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations --
              Three and six months ended June 30, 2002 and 2001

CONSOLIDATED RESULTS (continued)

lives (see "Goodwill and Other Intangible Assets" in the Notes to Consolidated Condensed Financial Statements). Such earnings increases were partially offset by a one-time reduction in deferred taxes of $6.8 million in the second quarter and first half of 2001 as a result of a change in Canadian tax law and higher benefit costs (primarily pension) in the second quarter and first half of 2002, respectively, compared with the same periods last year. See "Operating Results by Segment" for a further discussion of operating results for the three and six months ended June 30, 2002 and 2001.

Periods ended June 30,                       Three Months               Six Months
                                             ------------               ----------
(in thousands)                           2002          2001          2002           2001
                                      ------------  ------------- ------------  ------------
Revenue:
  Fleet Management Solutions          $   803,413       860,499   $ 1,568,474     1,714,697
  Supply Chain Solutions                  358,276       385,692       695,387       769,050
  Dedicated Contract Carriage             127,756       132,294       253,358       265,952
  Eliminations                            (80,127)      (84,416)     (157,984)     (174,121)
                                      ------------  ------------- ------------  ------------
                                      $ 1,209,318     1,294,069   $ 2,359,235     2,575,578
          Total revenue               ============  ============= ============  ============

Revenue decreased 6.5 percent to $1.21 billion in the second quarter of 2002 compared with the same period in 2001. In the first half of 2002, revenue decreased 8.4 percent to $2.36 billion compared with the same period last year. The decreases were primarily a result of the continued slow economic conditions in the U.S. and other countries where the Company operates and lower fuel revenue resulting from lower fuel prices and volumes. During 2002, FMS experienced revenue reductions in full service lease and program maintenance and in commercial rental due primarily to reduced variable billings as transportation miles run by lease and rental vehicles have decreased and a lower overall fleet count (especially rental). SCS revenue declined in 2002 compared with the same period in 2001 as a result of volume reductions primarily in the electronics, high tech and communications sector, combined with the termination of certain unprofitable business.










    Periods ended June 30,                    Three Months                Six Months
                                              ------------                ----------
    (in thousands)                         2002          2001         2002          2001
    ----------------------------------------------------------------------------------------
    Operating expense                   $ 489,559      553,828      $  963,210    1,114,317
    Percentage of revenue                      40%          43%            41%           43%
    ----------------------------------------------------------------------------------------

Operating expense decreased 11.6 percent to $489.6 million in the second quarter of 2002 compared with the same period in 2001. Operating expense decreased 13.6 percent to $963.2 million in the first half of 2002 compared with the first half of 2001. The decreases were due to a reduction in fuel cost as a result of lower prices and volumes in 2002, a reduction in overhead costs due to the Company's continuing cost containment actions, including the shut-down of certain facilities in 2001 and the cancellation of an information technology outsourcing contract. The decrease in operating expense for the first half of 2002 also resulted from a reduction in fleet maintenance and licensing costs due to a reduced fleet size from the same period in 2001.

    Periods ended June 30,                    Three Months                Six Months
                                              ------------                ----------
    (in thousands)                        2002           2001         2002          2001
    ----------------------------------------------------------------------------------------
    Salaries and employee-related costs $ 319,097      307,329    $   630,922       622,685
    Percentage of revenue                      26%          24%            27%           24%
    ----------------------------------------------------------------------------------------

Salaries and employee-related costs increased 3.8 percent to $319.1 million in the second quarter of 2002 compared with the same period in 2001. In the first half of 2002, salaries and employee-related costs increased by 1.3 percent to $630.9 million compared with the same period in 2001. The increases were due to higher benefit

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations --
              Three and six months ended June 30, 2002 and 2001

CONSOLIDATED RESULTS (continued)

costs (primarily pension). The increases in pension expense were partially offset by decreased salaries and other employee-related costs as a result of strategic initiatives in 2001. The process resulted in terminations of over 1,400 employees during 2001; approximately 800 of which occurred through the second quarter of 2001.

Net pension expense for all plans is expected to total $26 million in 2002 compared with net pension income of $1 million in 2001. The increase in net pension costs is attributable primarily to the U.S. pension plan and reflects the adverse effect of negative pension asset returns in 2001 as well as a declining interest rate environment causing a lower discount rate. Pension asset returns have continued to be negative for the first half of 2002. If this trend continues, the Company expects 2003 pension costs to significantly increase from current year levels.

         Periods ended June 30,               Three Months           Six Months
                                              ------------           ----------
         (in thousands)                      2002      2001       2002         2001
         ----------------------------------------------------------------------------
         Freight under management expense  $ 108,031  120,772   $ 200,230    237,146
         Percentage of revenue                     9%       9%          8%         9%
         ----------------------------------------------------------------------------

Freight under management (FUM) expense represents subcontracted freight costs on logistics contracts for which the Company purchases transportation. FUM expense decreased 10.5 percent to $108.0 million in the second quarter of 2002 compared with the same period in 2001. FUM expense decreased 15.6 percent to $200.2 million in the first half of 2002 compared with the first half of 2001. The decreases were due to revenue declines in the SCS and DCC business segments as a result of reduced freight volumes in the U.S. and in South America and the termination of unprofitable business.

         Periods ended June 30,               Three Months           Six Months
                                              ------------           ----------
         (in thousands)                      2002      2001        2002        2001
         ----------------------------------------------------------------------------
         Depreciation expense              $ 139,433  132,760   $ 272,385    270,310
         Gains on vehicle sales, net          (4,251)  (3,866)     (6,171)    (6,973)
         Equipment rental                     87,450  114,562     181,822    213,885
         ----------------------------------------------------------------------------

Depreciation expense in the second quarter of 2002 increased by 5.0 percent to $139.4 million compared with the second quarter of 2001. Depreciation expense increased by 0.8 percent to $272.4 million in the first half of 2002 compared with the same period last year. The increases were due primarily to a greater number of owned (compared with leased) revenue earning equipment units as well as reduced estimated residual values associated with certain classes of owned tractors.

Gains on vehicle sales increased 10.0 percent to $4.3 million in the second quarter of 2002 compared with the second quarter in 2001. Gains on vehicle sales decreased 11.5 percent to $6.2 million in the first half of 2002 compared with the first half of 2001. The increase in gains on vehicle sales during the second quarter was due to higher volumes of units sold and a decline in the average book value per unit of units sold. The decrease in gains on vehicle sales during the first half of 2002 reflects lower pricing of used vehicles sold, principally during the first quarter of 2002. During the second quarter of 2002 the Company experienced higher pricing of used vehicles sold, particularly in the tractor class, in comparison to the first quarter of 2002.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations --
                  Three and six months ended June 30, 2002 and 2001

CONSOLIDATED RESULTS (continued)

Equipment rental consists primarily of rental costs on revenue earning equipment held under operating leases. Equipment rental costs decreased 23.7 percent to $87.5 million in the second quarter 2002 compared with 2001 and decreased 15.0 percent to $181.8 million in the first half of 2002 compared with the first half of 2001 as a result of a decrease in the number of leased vehicles compared with 2001. The total number of revenue earning equipment units (owned and leased) at June 30, 2002 was down approximately 6.0 percent from December 31, 2001 levels reflecting the Company's continued focus on asset management and reducing capital expenditures while maximizing utilization of the FMS commercial rental fleet.

         Periods ended June 30,                  Three Months           Six Months
                                                 ------------           ----------
         (in thousands)                          2002     2001       2002       2001
         -----------------------------------------------------------------------------
         Interest expense                     $ 23,909   29,259     $ 48,108   63,580
         Percentage of revenue                       2%       2%           2%       2%
         -----------------------------------------------------------------------------

Interest expense decreased 18.3 percent to $23.9 million during the second quarter of 2002 compared with the same period in 2001. In the first half of 2002, interest expense decreased 24.3 percent to $48.1 million compared with the first half of 2001. The decreases in interest expense principally reflect lower debt levels due to reduced capital spending, overall lower market interest rates and reduced interest rates as a result of hedging agreements entered into during the first quarter of 2002 (see "Derivative Instruments and Hedging Activities" in the Notes to Consolidated Condensed Financial Statements).

         Periods ended June 30,                  Three Months           Six Months
                                                 ------------           ----------
         (in thousands)                          2002     2001       2002       2001
         ----------------------------------------------------------------------------
         Miscellaneous (income) expense, net  $   (387)    (657)    $ (2,847)   3,464
        -----------------------------------------------------------------------------

Miscellaneous income of $0.4 million slightly decreased in the second quarter of 2002 compared with the second quarter of 2001. The Company had miscellaneous income of $2.8 million in the first half of 2002 compared with miscellaneous expense of $3.5 million in the first half of 2001. The decrease in miscellaneous income during the second quarter of 2002 is due primarily to increased losses of $2.5 million on investments classified as trading securities used to fund certain benefit plans which almost offset the reduction in losses on the sale of receivables related to the decreased use of the Company's revolving facility for the sale of trade receivables. The increase in miscellaneous income in the first half of 2002 is due to the reduction in losses on the sale of receivables.

         Periods ended June 30,                  Three Months           Six Months
                                                 ------------           ----------
         (in thousands)                          2002     2001       2002       2001
         ----------------------------------------------------------------------------
         Provision for income taxes           $ 16,965      866     $ 26,445    3,285
         ----------------------------------------------------------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations --
              Three and six months ended June 30, 2002 and 2001


CONSOLIDATED RESULTS (continued)

The Company's effective income tax rate on earnings was 36.5 percent and 36.3 percent for the three and six months ended June 30, 2002, respectively, compared with 4.2 and 12.1 percent for the three and six months ended June 30, 2001, respectively. In June 2001, legislation was enacted in Canada that prospectively reduced income tax rates applicable to the Company's Canadian operations. This resulted in a one-time reduction in the Company's related deferred taxes of $6.8 million and lowered the Company's income tax provision for the three and six months ended June 30, 2001. Excluding this item, the Company's effective tax rate was 37.0 percent for both the three and six months ended June 30, 2001.

RESTRUCTURING AND OTHER UNUSUAL CHARGES (RECOVERIES), NET

The Company had restructuring and other unusual charges of $19.4 million and $29.9 million in the second quarter and first half of 2001, respectively, compared with no restructuring and other unusual charges in the second quarter and a recovery of $1.2 million in the first half of 2002. See "Restructuring and Other Unusual Charges (Recoveries), Net" in the Notes to Consolidated Condensed Financial Statements for additional discussion.

OPERATING RESULTS BY REPORTABLE BUSINESS SEGMENT

   Periods ended June 30,                                            Three Months            Six Months
                                                                     ------------            ----------
   (in millions)                                                   2002        2001        2002        2001
   -----------------------------------------------             -----------   ---------   ---------   ---------
   Revenue:
      Fleet Management Solutions:

        Full service lease and program maintenance             $     452.1       468.8   $    899.6      933.9
        Commercial rental                                            116.8       121.1        215.8      230.4
        Fuel                                                         146.4       175.5        281.1      357.9
        Other                                                         88.1        95.1        172.0      192.5
                                                               -----------   ---------   ----------  ---------
           Total Fleet Management Solutions                          803.4       860.5      1,568.5    1,714.7
      Supply Chain Solutions                                         358.3       385.7        695.4      769.1
      Dedicated Contract Carriage                                    127.7       132.3        253.3      265.9
      Eliminations                                                   (80.1)      (84.4)      (158.0)    (174.1)
                                                               -----------  ----------  -----------  ---------
           Total revenue                                       $   1,209.3     1,294.1   $  2,359.2    2,575.6
                                                               ===========  ==========  ===========  =========


   NBT:

      Fleet Management Solutions                               $      55.4        50.9   $     92.0       90.3
       Supply Chain Solutions                                         (2.2)       (0.6)        (4.4)      (9.3)
       Dedicated Contract Carriage                                     8.4         9.2         13.4       15.0
       Eliminations                                                   (8.3)       (9.3)       (16.6)     (18.0)
                                                               -----------  ----------  -----------  ---------
                                                                      53.3        50.2         84.4       78.0
    Unallocated Central Support Services                              (6.8)       (6.8)       (12.8)     (14.2)
    Goodwill amortization                                                -        (3.3)           -       (6.6)
                                                               -----------  ----------  -----------  ---------
           Earnings before restructuring and
           other unusual (charges) recoveries,
           taxes and cumulative effect of change
           in accounting principle                                    46.5        40.1         71.6       57.2
    Restructuring and other unusual (charges)
      recoveries                                                         -       (19.4)         1.2      (29.9)
                                                               -----------  ----------  -----------  ---------
   Earnings before income taxes and cumulative
           effect of change in accounting principle            $      46.5        20.7   $     72.8       27.3
                                                               ===========  ==========  ===========  =========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations --
           Three and six months ended June 30, 2002 and 2001


OPERATING RESULTS BY REPORTABLE BUSINESS SEGMENT (continued)

Beginning in the first quarter of 2002, the primary measurement of segment financial performance, defined as "Net Before Taxes" (NBT), includes an allocation of Central Support Services (CSS) and excludes goodwill impairment, goodwill amortization and restructuring and other unusual (charges) recoveries. Prior-year segment results have been restated to conform to the new measurement standard. CSS represents those costs incurred to support all business segments, including sales and marketing, human resources, finance, shared management information systems, customer solutions, health and safety, legal and communications. The objective of the NBT measurement is to provide management clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. To facilitate the comparison of 2002 business segment NBT to prior periods, prior-year goodwill amortization (see "Goodwill and Other Intangible Assets" in the Notes to Consolidated Condensed Financial Statements) is now treated as a corporate, rather than segment, cost and is segregated as such.

Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, corporate communications, public affairs and certain executive compensation. See "Segment Information" in the Notes to Consolidated Condensed Financial Statements for a description of how the remainder of CSS costs are allocated to the business segments.

The FMS segment leases revenue earning equipment, sells fuel and provides maintenance and other ancillary services to the SCS and DCC segments. Inter-segment revenues and NBT are accounted for at approximate fair value as if the transactions were made to third parties. NBT related to inter-segment equipment and services billed to customers (equipment contribution) is included in both FMS and the business segment which served the customer, then eliminated. Equipment contribution included in SCS NBT was $3.9 million and $4.4 million for the three months ended June 30, 2002 and 2001, respectively. Equipment contribution included in SCS NBT was $7.7 million and $8.5 million for the six months ended June 30, 2002 and 2001, respectively. Equipment contribution included in DCC NBT was $4.4 million and $4.9 million for the three months ended June 30, 2002 and 2001, respectively. Equipment contribution included in DCC NBT was $8.9 million and $9.5 million for the six months ended June 30, 2002 and 2001, respectively. Interest expense is primarily allocated to the FMS business segment since such borrowings are used principally to fund the purchase of revenue earning equipment used in FMS; however, with the availability of segment balance sheet information in 2002 (including targeted segment leverage ratios), interest expense (revenue) is also reflected in SCS and DCC.

These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

Fleet Management Solutions

FMS revenue in the second quarter of 2002 decreased 6.6 percent to $803.4 million compared with the same period in 2001. FMS revenue for the first half of 2002 decreased 8.5 percent to $1.57 billion compared with the first half in 2001. 2002 results were impacted by fluctuations in fuel revenue. Dry revenue (revenue excluding fuel) decreased 4.1 percent in the second quarter of 2002 and
5.1 percent in the first half of 2002 compared to 2001 periods reflecting declines in leasing and rental revenue.

Full service lease and program maintenance revenue decreased 3.6 and 3.7 percent in the second quarter and first half of 2002, respectively, as a result of decreases in variable billings, which are generally a function of total miles run by leased vehicles, and negative net sales over recent periods due primarily to the slowing U.S. economy. Net sales takes into consideration new business with new or existing customers and revenue changes with existing customers due to replacement vehicles or rate changes, net of full service leases that reach the end of their term or are cancelled during the reported period. The Company anticipates a continued decrease in full service lease and program maintenance revenue in the near term due to a recent trend in negative net sales.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations --
            Three and six months ended June 30, 2002 and 2001

OPERATING RESULTS BY REPORTABLE BUSINESS SEGMENT (continued)

Fleet Management Solutions (continued)

Commercial rental revenue decreased 3.6 and 6.3 percent in the second quarter and first half of 2002, respectively, compared with the same periods in 2001. In the U.S., pure rental revenue (total rental revenue less rental revenue related to units provided to full service lease customers) decreased 5.5 and 4.6 percent to $46.9 million and $84.2 million for the three and six months ended June 30, 2002, respectively, compared with the same periods in 2001. Lease extra revenue represents revenue on rental vehicles provided to existing full service lease customers generally during peak periods in their operations. In the U.S., lease extra revenue decreased 9.2 and 14.1 percent to $26.4 million and $50.4 million in the second quarter and first half of 2002, respectively, compared with the same periods of 2001. Await new lease rental revenue represents revenue on rental vehicles provided to new full service lease customers who have not taken delivery of full service lease units. During the second quarter and first half of 2002, await new lease revenue decreased 1.5 and 16.4 percent to $4.3 million and $8.2 million, respectively, in the U.S. compared with the same periods in 2001. Despite improved rental utilization during the second quarter and first half of 2002, revenue declined due to a continued weak demand for rental in the U.S. as a result of slow economic conditions and a planned rental fleet reduction. U.S. rental fleet utilization for the second quarter and first half of 2002 was 73.2 percent and 68.3 percent, respectively, compared to 69.0 percent and 67.5 percent for the same periods in 2001. The U.S. rental fleet size at June 30, 2002 decreased 11.4 percent compared with June 30, 2001. Rental statistics are monitored for the U.S. only; however, management believes such metrics to be indicative of rental product performance for the Company as a whole.

Fuel revenue decreased 16.6 and 21.5 percent to $146.4 million and $281.1 million in the second quarter and first half of 2002, respectively, over the same periods in 2001 due primarily to lower fuel prices and, to a lesser extent, lower volumes. The Company realized minimal changes in margin as a result of fluctuations in fuel revenue.

FMS NBT increased 8.8 percent to $55.4 million in the second quarter of 2002 over the second quarter of 2001. FMS NBT increased 1.9 percent to $92.0 million in the first half of 2002 compared with the same period of 2001. The increases were due primarily to improved rental utilization, lower interest expense from declining interest rates and operating expense reductions due to cost management and process improvement initiatives since last year. NBT for the second quarter of 2002 also benefited from lower carrying costs on used vehicles held for sale (owned and leased) because of improved used truck sales pricing and reduced vehicle counts. Such increases were partially offset by increased pension expense and benefit costs. FMS NBT as a percentage of dry revenue (revenue excluding fuel) was 8.4 and 7.1 percent in the second quarter and first half of 2002, respectively, compared with 7.4 and 6.7 percent in the same periods of 2001.

The Company's fleet of owned and leased revenue earning equipment is summarized as follows (number of units rounded to the nearest hundred):

                                            June 30,       December 31,
                                                2002               2001
                                      ---------------  -----------------
        By type:
        Trucks                                64,100             66,000
        Tractors                              49,500             52,400
        Trailers                              45,900             46,700
        Other                                  5,300              5,000
                                      ---------------  -----------------
                                             164,800            170,100
                                      ===============  =================

        By business:
        Full service lease                   123,100            126,900
        Commercial rental                     38,600             40,200
        Service vehicles and other             3,100              3,000
                                      ---------------  -----------------
                                             164,800            170,100
                                      ===============  =================

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations --
             Three and six months ended June 30, 2002 and 2001

OPERATING RESULTS BY REPORTABLE BUSINESS SEGMENT (continued)

Fleet Management Solutions (continued)

The totals in each of the tables above include the following non-revenue earning equipment (number of units rounded to the nearest hundred):

                                                     June 30,      December 31,
                                                        2002              2001
                                              ---------------  ----------------
         Not yet earning revenue (NYE)                 1,100             1,200
         No longer earning revenue (NLE)
              Units held for sale                      4,200             5,200
              Other NLE units                          3,400             4,700
                                              ---------------  ----------------
                                                       8,700            11,100
                                              ===============  ================

NYE units represent new units on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration units. NLE units represent units held for sale, as well as units for which no revenue has been earned for the previous 30 days. These vehicles may be temporarily out of service, being prepared for sale or not rented due to lack of demand. The total number of non-revenue earning equipment of 8,700 units is at a 42 month low due to the Company's efforts in redeploying surplus units and the continued downsizing of the commercial rental fleet.

Supply Chain Solutions

SCS revenue in the second quarter of 2002 decreased 7.1 percent to $358.3 million compared with the same period in 2001. SCS revenue for the first half of 2002 decreased 9.6 percent to $695.4 million compared with the first half in 2001. SCS revenue declines reflect volume reductions in the electronics, high tech and telecommunications industries as a result of the slowdown in both the U.S. economy and those sectors. Revenues were also reduced in Argentina due to the currency devaluation and economic downturn in that region. Some SCS revenue declines were also due to the termination of certain unprofitable business over the prior year as a result of margin improvement initiatives. Overall, in light of these factors, the Company expects unfavorable revenue comparisons to continue over the near term.

SCS NBT amounted to a deficit of $2.2 million in the second quarter of 2002 compared with a deficit of $0.6 million in the same period of 2001. SCS NBT improved 52.7 percent to a deficit of $4.4 million in the first half of 2002 from a deficit of $9.3 million in the same period of 2001. The decrease in NBT for the second quarter of 2002 was the result of higher start-up and overhead costs which more than offset the impact of ongoing cost containment efforts and uneven performance in international markets. The increase in start-up costs is attributable to a higher number of start-up accounts (at various stages of the start-up phase) during the quarter, while the cost of new margin improvement initiatives and higher employee benefit costs contributed to the increase in overhead costs. The improved results in the first half of 2002 compared to the same period last year were due primarily to operational improvements across all industry groups, principally in the automotive and electronics and high tech groups, as a result of margin improvement initiatives, including the elimination of certain unprofitable business and the implementation of cost containment controls. NBT as a percentage of operating revenue was -0.9 percent in the second quarter and first half of 2002, respectively, compared with -0.2 percent in the second quarter of 2001 and -1.7 percent in the first half of 2001.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations --
            Three and six months ended June 30, 2002 and 2001

OPERATING RESULTS BY REPORTABLE BUSINESS SEGMENT (continued)

Dedicated Contract Carriage

DCC revenue decreased 3.5 percent to $127.7 million compared with the same period in 2001. DCC revenue in the first half of 2002 decreased 4.7 percent to $253.3 million compared with the first half of 2001. NBT decreased 8.7 and 10.7 percent to $8.4 million and $13.4 million in the second quarter and first half of 2002, respectively, compared with the same periods of 2001. The decreases in revenue were due primarily to volume reductions associated with the downturn in the U.S. economy. Segment NBT for the second quarter of 2002 was negatively affected by higher sales and marketing costs compared with the same period last year, which offset margin improvements in other operational areas. The decrease in NBT for the first half of 2002 compared with the same period last year also reflects higher safety and insurance costs resulting from increased severity of claims during the first quarter of 2002. NBT as a percentage of operating revenue was 6.6 and 5.3 percent in the second quarter and first half of 2002, respectively, compared with 7.0 and 5.7 percent in the same periods of 2001.

Central Support Services

CSS expenses were as follows:

         Periods ended June 30,                                 Three Months                  Six Months
                                                                ------------                  ----------
         (in millions)                                      2002            2001            2002         2001
         ------------------------------------------   -----------    ------------    ------------  -----------
         Sales and marketing                            $    3.0              4.0        $    6.3          8.0
         Human resources                                     5.1              5.4            10.0         10.8
         Finance                                            13.3             13.4            26.6         27.1
         Corporate services/public affairs                   1.9              1.9             3.7          4.0
         Information technology                             19.7             24.1            41.7         49.1
         Customer solutions                                  2.2              3.2             4.8          5.9
         Health and safety                                   2.4              2.3             4.6          4.6
         Other                                              10.7              7.5            17.3         13.6
                                                      ----------       ----------    ------------    ---------
              Total CSS                                     58.3             61.8           115.0        123.1
              Allocation of CSS to business segments       (51.5)           (55.0)         (102.2)      (108.9)
                                                      ----------       -----------    ------------   ---------
              Unallocated CSS                           $    6.8              6.8        $   12.8         14.2
                                                      ==========       ===========    ============   =========

The decrease in total CSS expenses in the second quarter and first half of 2002 compared with the same periods in 2001 was due to reductions in nearly all elements of CSS expense as a result of the Company's continued cost containment actions, most notably in information technology (IT). Technology costs were lower due primarily to decreased development and support costs as a result of the cancellation of an FMS IT project in the third quarter of 2001, combined with lower costs resulting from the in-sourcing of certain IT services.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations --
              Three and six months ended June 30, 2002 and 2001

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following is a summary of the Company's cash flows from operating, financing and investing activities for the six months ended June 30, 2002 and 2001 (in thousands):

                                                     2002         2001
                                            --------------  ------------
     Net cash provided by (used in):

        Operating activities                $     329,015       (79,815)
        Financing activities                     (181,304)      (81,191)
        Investing activities                     (174,302)      125,871
                                            -------------   -----------

                     Net cash flows         $     (26,591)      (35,135)
                                            =============   ===========

A summary of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.

The increase in cash from operating activities in the first half of 2002, compared with the same period last year, was primarily attributable to decreases in the aggregate balance of trade receivables sold and a reduction in overall working capital needs. The increase in cash used in financing activities in the first six months of 2002, compared to the same period last year, reflects lower commercial paper borrowings in 2002 due to lower capital needs. The increase in cash used in investing activities in the first six months of 2002 reflects the proceeds received in 2001 from the $410.7 million vehicle securitization partially offset with a reduction in capital expenditures in 2002.

The Company refers to the net amount of cash generated from operating activities, excluding changes in the aggregate balance of trade receivables sold, and including collections on direct finance leases, proceeds from sale of assets and capital expenditures as "free cash flow". The following table shows the sources of the Company's free cash flow for the first six months ended June 30, 2002 and 2001 (in thousands):

                                                                                    Six Months Ended
                                                                                  2002           2001
                                                                             -------------  -------------
        Cash provided by (used in) operating activities                      $    329,015        (79,815)
        Changes in the aggregate balance of trade receivables sold                 40,000        294,000
        Collections on direct finance leases                                       32,281         32,086
        Sale of property and revenue earning equipment                             77,145        101,077
        Purchases of property and revenue earning equipment                      (280,021)      (429,562)
                                                                             ------------   ------------
            Free cash flow                                                   $    198,420        (82,214)
                                                                             ============   ============

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations --
              Three and six months ended June 30, 2002 and 2001


LIQUIDITY AND CAPITAL RESOURCES (continued)

Cash Flows (continued)

The increase in free cash flow in the first half of 2002 compared with the same period last year was primarily attributable to a reduction in overall working capital needs and the continued reduction in capital spending levels. The decrease in working capital accounts is attributable in part to the lower levels of business activity in 2002 as reflected in decreased revenue over prior year.

A summary of capital expenditures for the six months ended June 30 follows (in thousands):

                                                      2002           2001
                                             --------------  -------------
        Revenue earning equipment*             $   258,284         384,468
        Operating property and equipment            21,737          45,094
                                             -------------   -------------

                                               $   280,021         429,562
                                             =============   =============

* Excludes non-cash additions of $16 million in assets held under capital leases resulting from the extension of existing operating leases.

The decrease in capital expenditures was principally due to reduced market demand, improved controls over capital expenditures and a reduction in the volume of early replacements of full service leases compared to the first half of 2001. Management expects capital expenditures for the full year 2002 will be approximately 12.0 percent less than full year 2001 levels. The Company expects to fund its remaining 2002 capital expenditures with internally generated funds and borrowings.

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

The Company also periodically enters into sale and leaseback agreements on revenue earning equipment, which are generally accounted for as operating leases. The Company executes sale-leaseback transactions with third-party financial institutions as well as with substantive special purpose entities, which facilitate sale-leaseback transactions with multiple third-party investors ("securitizations"). In general, sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions classified as operating leases will result in reduced depreciation and interest expense and increased equipment rental expense.

Sale-leaseback transactions (including securitizations) are generally executed from time to time in order to lower the total cost of funding the Company's operations, to diversify the Company's funding among different classes of investors (e.g. regional banks, pension plans, insurance companies, etc.) and to diversify the Company's funding among different types of funding instruments. The Company did not enter into any sale-leaseback or securitization transactions during the first half of 2002.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations --
              Three and six months ended June 30, 2002 and 2001


LIQUIDITY AND CAPITAL RESOURCES (continued)

Financing and Other Funding Transactions (continued)

Total debt was $1.55 billion at June 30, 2002, a decrease of 9.1 percent from December 31, 2001. During the first six months of 2002, the Company issued $100.0 million of medium-term notes and retired $86.0 million of medium-term notes. U.S. commercial paper outstanding at June 30, 2002 decreased to $77.0 million, compared with $210.0 million at December 31, 2001. During the second quarter of 2002, the Company added capital lease obligations of $16.0 million in connection with the extension of existing operating leases of revenue earning equipment. The Company's foreign debt decreased approximately $29.7 million from December 31, 2001 to $312.8 million at June 30, 2002. The Company's percentage of variable-rate financing obligations (including swap agreements) was 38.2 percent at June 30, 2002, compared with 26.9 percent at December 31, 2001. Generally, the Company targets a variable-rate exposure of 25.0 to 45.0 percent of total obligations. The Company's debt-to-equity and related ratios were as follows:

                                                                     June 30, 2002     December 31, 2001
                                                                 ------------------ ---------------------
        Debt to equity                                                        122%                  139%
        Total obligations to equity                                           167%                  199%
        Total obligations to equity, including securitizations                197%                  234%

Debt to equity consists of the Company's on-balance sheet debt for the period divided by total equity. Total obligations to equity represents debt plus the following off-balance sheet funding, all divided by total equity: (1) receivables sold, and (2) the present value of minimum lease payments and guaranteed residual values under operating leases for equipment, discounted at the interest rate implicit in the lease. Total obligations to equity, including securitizations, consists of total obligations, described above, plus the present value of contingent rentals under the Company's securitizations (assuming customers make all lease payments on securitized vehicles when contractually due), discounted at the average interest rate paid to investors in the trust, all divided by total equity. Off-balance sheet obligations with special-purpose entities, primarily securitizations, amounted to approximately $454.0 million at June 30, 2002.

The decrease in all of the above ratios in the first half of 2002 was driven by the Company's reduced funding needs as a result of decreases in purchases of revenue earning equipment. For the remainder of 2002, the Company anticipates these ratios to approximate current levels.

The Company participates in an agreement, as amended from time to time, to sell, with limited recourse, trade receivables on a revolving and uncommitted basis. This agreement expires in July 2004. In June 2002, the Company reduced the amount available for sale under its trade receivables facility from $375.0 million to $275.0 million as a result of a reduction in overall capital needs. The total amount of available recourse as of June 30, 2002 and December 31, 2001 was $5.1 million and $13.7 million, respectively. At June 30, 2002 and December 31, 2001, the outstanding balance of receivables sold pursuant to this agreement was $70.0 million and $110.0 million, respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations --
           Three and six months ended June 30, 2002 and 2001


LIQUIDITY AND CAPITAL RESOURCES (continued)

Financing and Other Funding Transactions (continued)

The Company's ability to access the capital markets for unsecured debt is linked to both its short and long-term debt ratings. These ratings are intended to provide guidance to investors in determining the credit risk associated with particular securities based on current information obtained by the rating organizations from the Company or other sources that such organizations consider to be reliable. Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets. The Company's debt ratings as of June 30, 2002 were as follows:

                                         Short         Long
                                          Term         Term
                                       -------       -------
Moody's Investors Service                   P2          Baa1

Standard & Poor's Ratings Group             A2          BBB

Fitch Ratings                               F2          BBB+

Certain downgrades of the Company's debt ratings below investment grade level would limit the Company's ability to issue commercial paper and result in the Company no longer having the ability to sell trade receivables. As a result, the Company would have to rely on other established funding sources described below.

The Company can borrow up to $860.0 million through a global revolving credit facility. The facility is composed of $300.0 million, which matures in May 2003 and is renewable annually, and $560.0 million, which matures in May 2006. The primary purposes of the credit facility are to finance working capital and provide support for the issuance of commercial paper. At the Company's option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. At June 30, 2002, $695.4 million was available under this global credit facility. Of such amount, $300.0 million was available at a maturity of less than one year. In order to maintain availability of funding, the global revolving credit facility requires the Company to maintain a ratio of debt to consolidated adjusted tangible net worth, as defined, of less than or equal to 300.0 percent. The ratio at June 30, 2002 was 101.0 percent.

In 1998, the Company filed an $800.0 million shelf registration statement with the Securities and Exchange Commission. Proceeds from debt issues under the shelf registration have been and are expected to be used for capital expenditures, debt refinancing and general corporate purposes. At June 30, 2002, the Company had $237.0 million of debt securities available for issuance under this shelf registration statement.

As of June 30, 2002, the Company had the following amounts available to fund operations under the aforementioned facilities:

      (in millions)
      Global revolving credit facility      $   695.4    ($300.0 limited to less than one year)
      Shelf registration statement              237.0
      Trade receivables facility                205.0    (uncommitted basis)

The Company believes such facilities, along with the Company's commercial paper program and other funding sources, will be sufficient to fund operations in 2002.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations --
            Three and six months ended June 30, 2002 and 2001

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred rather than at the date of a commitment to an exit or disposal plan under current practice. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. The new requirements are effective prospectively for exit activity or disposal activities initiated after December 31, 2002 and will be adopted by the Company effective January 1, 2003. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 146 will have on its results of operations, cash flows or financial position.

In June 2002, the FASB issued a proposed interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements," to provide additional guidance to assist companies in identifying and accounting for special purpose entities (SPEs), including when SPEs should be consolidated by the investor. The interpretation, expected to be issued in the fourth quarter of this year, would introduce a concept requiring consolidation of an SPE by its primary beneficiary unless the SPE can meet certain sufficient independent economic substantive criteria. It is not possible to determine at this time what conclusions will be included in the final interpretation; however, the result could impact the accounting treatment of these entities. The Company's 2001 Annual Report on Form 10-K on file with the Securities and Exchange Commission provides a detailed description of the Company's off-balance sheet activities.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 among other items, updates and clarifies existing accounting pronouncements related to gains and losses from the extinguishment of debt and certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 are generally effective as of May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on the Company's results of operations, cash flows or financial position.

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


FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company's current plans and expectations and involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Generally, the words "believe," "expect," "estimate," "anticipate," "will" and similar expressions identify forward-looking statements.

Important factors that could cause such differences include, among others: general economic conditions in the U.S. and worldwide; the market for the Company's used equipment; the highly competitive environment applicable to the Company's operations (including competition in supply chain solutions and dedicated contract carriage from other logistics companies as well as from air cargo, shippers, railroads and motor carriers and competition in full service leasing and commercial rental from companies providing similar services as well as truck and trailer manufacturers that provide leasing, extended warranty maintenance, rental and other transportation services); greater than expected expenses associated with the Company's activities (including increased cost of

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations --
            Three and six months ended June 30, 2002 and 2001

FORWARD-LOOKING STATEMENTS (continued)

fuel, freight and transportation) or personnel needs; availability of equipment; changes in customers' business environments (or the loss of a significant customer) or changes in government regulations.

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

The following table summarizes interest rate swaps and caps outstanding as of June 30, 2002 expressed in U.S. Dollar Equivalents. The table shows the notional amount and fair value of the swaps and caps and related weighted average interest rates by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at June 30, 2002. This information should be read in conjunction with "Derivative Instruments and Hedging Activities" in the Notes to Consolidated Condensed Financial Statements.

                                                               Expected Maturity Date
------------------------------------------------------------------------------------------------------------------------------------
June 30, 2002                                              Years ended December 31                                      Fair Value
(in thousands)                                        2002    2003     2004     2005       2006  Thereafter   Total    Asset (Liab.)
------------------------------------------------------------------------------------------------------------------------------------
Interest rate swaps:
  Fixed-to-variable swaps (Dollar denominated)-
    Fair value hedges:                              $     -       -   37,000   100,000   150,000     35,000   322,000         7,070
     Average pay variable-rate                         3.50%   4.60%    5.91%     6.64%     6.84%      7.18%
     Average receive fixed-rate                        6.70%   6.70%    6.70%     6.70%     6.54%      6.61%

  Variable-to-fixed swaps (Pound Sterling
    denominated) - Cash flow hedges:                $     -       -   22,982         -         -          -    22,982            35
     Average pay fixed-rate                            5.91%   5.91%    5.91%        -         -          -
     Average receive variable-rate                     2.80%   3.96%    5.27%        -         -          -

Interest rate caps (Dollar denominated)-
    No hedging designation:                         $     -       -        -   160,000         -          -   160,000         1,596
     Average rate                                      6.25%   6.25%    6.25%     6.25%        -          -

                           PART II. OTHER INFORMATION


ITEM 4. Submission of Matters to a Vote of Security Holders


   (a) The annual meeting of stockholders of Ryder System, Inc. was held on May 3, 2002.

   (b) All directors nominees described in (c) below were elected. The following directors continued in office after the meeting: Edward T. Foote II, David I. Fuente, John A. Georges, Corliss J. Nelson, Gregory
         T. Swienton and Christine A. Varney.

   (c) Certain matters voted on at the meeting and the votes cast with respect to such matters are as follows:


    ELECTION OF DIRECTORS

    Director                   Votes Received             Votes Withheld
    --------                   --------------             --------------
    John H. Dasburg              47,929,258                 2,946,333
    Joseph L. Dionne             48,083,454                 2,792,137
    Lynn M. Martin               48,496,347                 2,379,244

                                              Votes Cast                              Broker
                                              ----------
                                          For          Against          Abstain      Non-votes
                                          ---          -------          -------      ---------
    MANAGEMENT PROPOSAL

    Ratification of appointment of
      KPMG LLP as independent
      auditors                         49,587,415     1,191,108           97,068            --

    SHAREHOLDER PROPOSAL

    Redemption of preferred share
      purchase rights                  32,552,709    12,187,735          248,088     5,887,059

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

                                         RYDER SYSTEM, INC.
                                         (Registrant)


Date:   August 7, 2002                   By:  /S/ Corliss J. Nelson
                                             ----------------------------------
                                         Corliss J. Nelson
                                         Senior Executive Vice President
                                         and Chief Financial Officer
                                         (Principal Financial Officer and Duly
                                          Authorized Officer)


Date:   August 7, 2002                   By:  /S/ Art A. Garcia
                                             -----------------------------------
                                         Art A. Garcia
                                         Vice President and Controller
                                         (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.  DESCRIPTION
-----------  -----------

      (15)   Letter regarding unaudited interim financial statements.