Form 10-Q
period 2002-09-30
RYDER SYSTEM INC
filed 2002-11-07
CIK 85961

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 1-4364

RYDER SYSTEM, INC.
(a Florida corporation)

3600 N.W. 82nd Avenue
Miami, Florida 33166

Telephone (305) 500-3726

I.R.S. Employer Identification No. 59-0739250

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES ☒  NO ☐

Ryder System, Inc. had 62,381,017 shares of common stock ($0.50 par value per share) outstanding as of October 31, 2002.

RYDER SYSTEM, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

RYDER SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (unaudited)

	Periods ended September 30,
	Three Months		Nine Months
	2002	2001	2002	2001
	(in thousands, except per share amounts)
Revenue	$1,212,363	1,242,806	$ 3,571,598	3,818,384

Operating expense	494,734	524,827	1,457,944	1,639,144
Salaries and employee-related costs	320,317	294,428	951,238	917,113
Freight under management expense	102,380	102,015	302,611	339,161
Depreciation expense	140,052	135,023	412,437	405,333
Gains on vehicle sales, net	(3,672)	(2,630)	(9,843)	(9,603)
Equipment rental	84,768	108,666	266,589	322,551
Interest expense	22,324	29,077	70,432	92,657
Miscellaneous (income) expense, net	(588)	4,508	(3,435)	7,972
Restructuring and other unusual (recoveries) charges, net	(747)	53,803	(1,981)	83,709

	1,159,568	1,249,717	3,445,992	3,798,037

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	52,795	(6,911)	125,606	20,347
Provision for (benefit from) income taxes	19,011	(1,405)	45,456	1,880

Earnings (loss) before cumulative effect of change in accounting principle	33,784	(5,506)	80,150	18,467
Cumulative effect of change in accounting principle	—	—	(18,899)	—

Net earnings (loss)	$33,784	(5,506)	$61,251	18,467

Earnings (loss) per common share—Basic:
Before cumulative effect of change in accounting principle	$0.55	(0.09)	$1.31	0.31
Cumulative effect of change in accounting principle	—	—	(0.31)	—

Net earnings (loss)	$0.55	(0.09)	$1.00	0.31

Earnings (loss) per common share—Diluted:
Before cumulative effect of change in accounting principle	$0.54	(0.09)	$1.28	0.30
Cumulative effect of change in accounting principle	—	—	(0.30)	—

Net earnings (loss)	$0.54	(0.09)	$0.98	0.30

Cash dividends per common share	$0.15	0.15	$0.45	0.45

See accompanying notes to consolidated condensed financial statements.

ITEM 1.    Financial Statements (continued)

RYDER SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	(unaudited) September 30, 2002	December 31, 2001
	(in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$96,256	117,866
Receivables, net of allowance for doubtful accounts of $8,593 and $8,864, respectively	663,728	557,731
Inventories	63,431	65,366
Tires in service	129,693	131,068
Prepaid expenses and other current assets	121,327	111,884

Total current assets	1,074,435	983,915
Revenue earning equipment, net of accumulated depreciation of $1,831,450 and $1,590,860, respectively	2,457,863	2,479,114
Operating property and equipment, net of accumulated depreciation of $721,669 and $684,207, respectively	539,199	566,883
Direct financing leases and other assets	679,231	705,958
Intangible assets and deferred charges	170,743	191,291

	$4,921,471	4,927,161

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$218,627	317,087
Accounts payable	291,453	255,924
Accrued expenses	455,207	445,392

Total current liabilities	965,287	1,018,403
Long-term debt	1,335,988	1,391,597
Other non-current liabilities	276,947	283,347
Deferred income taxes	1,040,646	1,003,145

Total liabilities	3,618,868	3,696,492

Shareholders’ equity:
Preferred stock of no par value per share—authorized 3,800,917; none outstanding September 30, 2002 or December 31, 2001	—	—
Common stock of $0.50 par value per share—authorized 400,000,000; outstanding, September 30, 2002—62,362,034; December 31, 2001—60,809,628	575,035	537,556
Retained earnings	783,702	750,232
Deferred compensation	(4,099)	(5,304)
Accumulated other comprehensive loss	(52,035)	(51,815)

Total shareholders’ equity	1,302,603	1,230,669

	$4,921,471	4,927,161

See accompanying notes to consolidated condensed financial statements.

ITEM 1.    Financial Statements (continued)

RYDER SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
	2002	2001
	(in thousands)
Cash flows from operating activities:
Net earnings	$61,251	18,467
Cumulative effect of change in accounting principle	18,899	—
Depreciation expense	412,437	405,333
Gains on vehicle sales, net	(9,843)	(9,603)
Amortization expense and other non-cash charges, net	8,770	67,502
Deferred income tax expense (benefit)	39,189	(1,605)
Changes in operating assets and liabilities, net of dispositions:
Decrease in aggregate balance of trade receivables sold	(100,000)	(220,000)
Receivables	(618)	35,560
Inventories	1,935	7,053
Prepaid expenses and other assets	3,213	(4,154)
Accounts payable	35,529	(96,212)
Accrued expenses and other non-current liabilities	5,604	(16,141)

	476,366	186,200

Cash flows from financing activities:
Net change in commercial paper borrowings	(109,000)	(91,503)
Debt proceeds	159,295	225,457
Debt repaid, including capital lease obligations	(265,514)	(357,484)
Dividends on common stock	(27,781)	(27,147)
Common stock issued	34,532	7,187

	(208,468)	(243,490)

Cash flows from investing activities:
Purchases of property and revenue earning equipment	(443,156)	(541,930)
Sales of property and revenue earning equipment	107,460	140,511
Sale and leaseback of revenue earning equipment	—	410,739
Sale of net assets of business	—	14,113
Collections on direct finance leases	47,957	47,204
Other, net	(1,769)	(3,571)

	(289,508)	67,066

(Decrease) Increase in cash and cash equivalents	(21,610)	9,776
Cash and cash equivalents at January 1	117,866	121,970

Cash and cash equivalents at September 30	$96,256	131,746

See accompanying notes to consolidated condensed financial statements.

ITEM 1.    Financial Statements (continued)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(A)    INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of Ryder System, Inc. and subsidiaries (the “Company”) and have been prepared by the Company in accordance with the accounting policies described in the 2001 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements and notes which appear in that report. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures herein are adequate. The operating results for interim periods are unaudited and are not necessarily indicative of the results that can be expected for a full year. Certain prior year amounts have been reclassified to conform to current period presentation.

(B)    GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets and deferred charges consisted of the following at September 30, 2002 and December 31, 2001:

	September 30, 2002	December 31, 2001
	(in millions)
Goodwill	$ 150.9	168.3
Other intangible assets	10.2	10.6
Deferred charges	9.6	12.4

	$ 170.7	191.3

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather, be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. Additionally, a review for impairment is required to be made consistent with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The Company adopted the provisions of SFAS No. 142 effective January 1, 2002 and has discontinued the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 also required the Company to perform an assessment of whether there was an indication that the remaining recorded goodwill was impaired as of the date of adoption. This involved a two-step transitional impairment test. The first step of the transitional impairment test required the Company, within the first six months of 2002, to determine the fair value of each reporting unit, as defined, and compare it to the reporting unit’s carrying amount. The Company estimated the fair value of its reporting units using discounted cash flows. To the extent that a reporting unit’s carrying amount exceeded its fair value, this indicated that the reporting unit’s goodwill could be impaired and the Company would be required to perform the second step of the transitional impairment test.

ITEM 1.    Financial Statements (continued)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(B)    GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

The second step of the transitional impairment test required the Company to compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in a manner similar to a purchase price allocation consistent with SFAS No. 141, “Business Combinations,” to its carrying amount, both of which would be measured as of January 1, 2002. The residual fair value after this allocation was the implicit fair value of the reporting unit’s goodwill.

In June 2002, the Company completed the assessment of all of its existing goodwill totaling $168.3 million as of January 1, 2002. As a result of this review, the Company recorded a non-cash charge of $18.9 million on a before and after-tax basis, or $0.30 per diluted share, associated with the Asian operations of the Company’s Supply Chain Solutions business segment. The transitional impairment charge resulted from the application of the new impairment methodology introduced by SFAS No. 142. Prior to the adoption of SFAS No. 142, the Company measured the recoverability of goodwill based upon management’s best estimate of the undiscounted future operating cash flows (excluding interest charges) related to the asset. Under previous requirements, no goodwill impairment would have been recorded on January 1, 2002.

In accordance with SFAS No. 142, the transitional impairment was recognized as the cumulative effect of a change in accounting principle in the Company’s Consolidated Condensed Statements of Earnings effective January 1, 2002. The impact of this accounting change had no effect on the Company’s operating earnings.

The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows (in millions):

	Fleet Management Solutions	Supply Chain Solutions	Dedicated Contract Carriage	Total
Balance as of December 31, 2001	$ 118.8	44.6	4.9	168.3
Transitional impairment adjustment	—	(18.9)	—	(18.9)
Currency translation adjustment	—	1.5	—	1.5

Balance as of September 30, 2002	$ 118.8	27.2	4.9	150.9

The components of the Company’s other intangible assets include the Ryder trade name with a carrying amount of $8.7 million and an intangible asset related to the Company’s Benefit Restoration Plan with a carrying amount of $1.5 million. The Ryder trade name has been identified as having an indefinite useful life and was tested for impairment consistent with the transitional provisions of SFAS No. 142. The Company completed such testing and determined that there was no impairment of intangible assets. Impairment adjustments recognized after adoption, if any, are generally required to be recognized as operating expenses.

The Company completed its annual impairment test for goodwill and intangible assets with indefinite useful lives as of April 1, 2002 and determined that there was no impairment.

ITEM 1.    Financial Statements (continued)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(B)    GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

Actual results of operations for the three and nine months ended September 30, 2002 and restated results of operations for the three and nine months ended September 30, 2001, as well as the years ended December 31, 2001, 2000, and 1999, had the Company applied the non-amortization provisions of SFAS No. 142, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Years Ended December 31,
	2002	2001	2002	2001	2001	2000	1999
	(in millions, except per share amounts)

Reported net earnings (loss)	$ 33.8	(5.5)	$ 61.3	18.5	$ 18.7	89.0	419.7
Add: Goodwill and intangible amortization, net of tax	—	2.9	—	8.9	11.6	10.4	11.5

Adjusted net earnings (loss)	$ 33.8	(2.6)	$ 61.3	27.4	$ 30.3	99.4	431.2

Basic earnings per share:
Reported net earnings (loss)	$ 0.55	(0.09)	$ 1.00	0.31	$ 0.31	1.49	6.12
Add: Goodwill and intangible amortization, net of tax	—	0.05	—	0.15	0.19	0.18	0.17

Adjusted net earnings (loss)	$ 0.55	(0.04)	$ 1.00	0.46	$ 0.50	1.67	6.29

Diluted earnings per share:
Reported net earnings (loss)	$ 0.54	(0.09)	$ 0.98	0.30	$ 0.31	1.49	6.11
Add: Goodwill and intangible amortization, net of tax	—	0.05	—	0.15	0.19	0.17	0.16

Adjusted net earnings (loss)	$ 0.54	(0.04)	$ 0.98	0.45	$ 0.50	1.66	6.27

(C)    IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets held and used, excluding indefinite-lived intangible assets (see “Goodwill and Other Intangible Assets”), for impairment when circumstances indicate that the carrying amount of assets may not be recoverable. In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144, among other things, amended accounting guidance on asset impairment. The Company assesses the recoverability of long-lived assets by determining whether the depreciation or amortization of an asset over its remaining life can be recovered based upon management’s best estimate of the undiscounted future operating cash flows (excluding interest charges) related to the long-lived asset or group of assets and liabilities in which the long-lived asset generates cash flows. If the sum of such undiscounted cash flows is less than the carrying value of the asset (group), the asset is considered impaired. The amount of impairment, if any, represents the excess of the carrying value of the asset (group) over fair value. Fair value is determined by quoted market price, if available, or an estimate of projected future operating cash flows discounted using a rate that reflects the related operating segment’s average cost of funds.

ITEM 1.    Financial Statements (continued)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(C)    IMPAIRMENT OF LONG–LIVED ASSETS (continued)

In addition, SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. Long-lived assets, including indefinite-lived intangible assets, to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Fair value is determined based upon quoted market prices, if available, or the results of applicable valuation techniques such as discounted cash flows or independent appraisal. At September 30, 2002 and December 31, 2001, the net carrying value of revenue earning equipment held for sale was $25.5 million and $45.1 million, respectively.

The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. Adoption of SFAS No. 144 did not have any impact on the Company’s financial position, cash flows or results of operations.

(D)    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

From time to time, the Company enters into interest rate swap and cap agreements to manage its fixed and variable interest rate exposure and to better match the repricing of its debt instruments to that of its portfolio of assets. The Company assesses the risk that changes in interest rates will have either on the fair value of its debt obligations or on the amount of its future interest payments by monitoring changes in interest rate exposures and by evaluating hedging opportunities. The Company regularly monitors interest rate risk attributable to both the Company’s outstanding or forecasted debt obligations as well as the Company’s offsetting hedge positions. This risk management process involves the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on the Company’s future cash flows.

The Company also uses foreign currency option contracts and forward agreements from time to time to hedge foreign currency transactional exposure. The Company does not enter into derivative financial instruments for trading purposes.

During March 2002, the Company entered into interest rate swap agreements designated as fair value hedges whereby it receives fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. At September 30, 2002, these interest rate swap agreements effectively changed $322.0 million of fixed-rate debt instruments with a weighted-average fixed interest rate of 6.7 percent to LIBOR-based floating rate debt at a current weighted-average rate of 3.7 percent. Changes in the fair value of the interest rate swaps are offset by changes in the fair value of the debt instruments and no net gain or loss is recognized in earnings. During the three months ended September 30, 2002, the increase in the fair value of interest rate swaps totaled $19.5 million. The fair value of the interest rate swap agreements of approximately $26.6 million at September 30, 2002 was classified in “Direct financing leases and other assets.” These contracts mature from July 2004 to October 2007.

During March 2002, the Company also entered into two interest rate cap agreements covering a total notional amount of $160.0 million. These cap agreements mature in October and November of 2005. The interest rate cap agreements serve as an economic hedge against increases in interest rates and have not been designated as hedges for accounting purposes. The fair value of the interest rate cap agreements of approximately $0.8 million at September 30, 2002 was classified in “Direct financing leases and other assets.” During the three and nine months ended September 30, 2002, the decreases in the fair value of interest rate caps totaled approximately $0.8 and $2.2 million, respectively, and were reflected as interest expense.

The Company estimates the fair value of derivatives based on dealer quotations. For the period ended September 30, 2002, there was no measured ineffectiveness in the Company’s designated hedging transactions.

ITEM 1.    Financial Statements (continued)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

A reconciliation of the number of shares used in computing basic and diluted earnings per share follows:

	Periods ended September 30,
	Three Months		Nine Months
	2002	2001	2002	2001
	(in thousands)

Weighted average shares outstanding—Basic	61,879	60,160	61,425	60,003

Effect of dilutive options and unvested restricted stock	934	—	1,132	576

Weighted average shares outstanding—Diluted	62,813	60,160	62,557	60,579

Anti-dilutive options not included above	4,426	9,089	1,763	6,833

(F)    COMPREHENSIVE INCOME

Comprehensive income presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following table provides a reconciliation of net earnings as reported in the Company’s Consolidated Condensed Statements of Earnings to comprehensive income.

	Periods ended September 30,
	Three Months		Nine Months
	2002	2001	2002	2001
	(in millions)

Net earnings (loss)	$33.8	(5.5)	$61.3	18.5

Other comprehensive (loss) income:
Foreign currency translation adjustments	(4.4)	(0.4)	1.8	(10.9)
Additional minimum pension liability adjustment	—	—	(1.5)	(1.2)
Unrealized net loss on derivative instruments	(0.5)	—	(0.5)	—

	(4.9)	(0.4)	(0.2)	(12.1)

Total comprehensive income (loss)	$28.9	(5.9)	$61.1	6.4

ITEM 1.    Financial Statements (continued)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(G)     ACCOUNTING CHANGES

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other items, updates and clarifies existing accounting pronouncements related to gains and losses from the extinguishment of debt and certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 are generally effective as of May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on the Company’s results of operations, cash flows or financial position.

(H)    RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING FUTURE PERIODS

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. When the liability is initially recorded, the Company is required to capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective January 1, 2003. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 143 will have on its results of operations, cash flows or financial position.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred rather than at the date of a commitment to an exit or disposal plan under current practice. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. The new requirements are effective prospectively for exit or disposal activities initiated after December 31, 2002 and will be adopted by the Company effective January 1, 2003. The adoption of SFAS No. 146 is expected to impact the timing of recognition of costs associated with future exit and disposal activities.

(I)    RESTRUCTURING AND OTHER UNUSUAL (RECOVERIES) CHARGES, NET

The components of restructuring and other unusual (recoveries) charges for the three and nine months ended September 30, 2002 and 2001 were as follows:

	Periods ended September 30,
	Three Months		Nine Months
	2002	2001	2002	2001
	(in thousands)
Restructuring (recoveries) charges:
Severance and employee-related costs	$(764)	8,466	$(1,404)	26,602
Facilities and related costs	10	1,993	(41)	4,041

	(754)	10,459	(1,445)	30,643
Other unusual (recoveries) charges:
Asset write-downs	215	30,460	192	32,506
Goodwill impairment	—	10,747	—	10,747
Strategic consulting fees	11	2,002	11	8,475
Loss on the sale of business	—	135	—	3,467
Contract termination costs	(219)	—	(219)	—
Settlement on insurance reserves	—	—	(520)	—
Gain on sale of corporate aircraft	—	—	—	(2,129)

	$(747)	53,803	$(1,981)	83,709

ITEM 1.    Financial Statements (continued)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(I)    RESTRUCTURING AND OTHER UNUSUAL (RECOVERIES) CHARGES, NET (continued)

Allocation of restructuring and other unusual (recoveries) charges across reportable business segments for the three and nine months ended September 30, 2002 and 2001 was as follows:

	Periods ended September 30,
	Three Months		Nine Months
	2002	2001	2002	2001
	(in thousands)

Fleet Management Solutions	$ (426)	26,123	$ (449)	36,849
Supply Chain Solutions	(128)	24,336	(128)	34,915
Dedicated Contract Carriage	(21)	88	(21)	535
Central Support Services	(172)	3,256	(1,383)	11,410

	$ (747)	53,803	$(1,981)	83,709

2002 Recoveries

During the first and third quarters of 2002, severance and employee-related costs that had been recorded in the 2001 and 1999 restructurings were reversed due to refinements in estimates.

Other unusual (recoveries) charges during the third quarter represent the additional write-down to the estimated fair value of owned facilities identified for closure in prior restructurings and the reversal of contract termination costs recognized in 2001 resulting from refinements in estimates.

During the nine months ended September 30, 2002, other unusual (recoveries) charges include the final settlement of insurance reserves attributed to a previously sold business.

2001 Charges

In late 2000, the Company communicated to its employees its planned strategic initiatives to reduce Company expenses. As part of such initiatives, the Company reviewed employee functions and staffing levels to eliminate redundant work or otherwise restructure work in a manner that led to a workforce reduction. The process resulted in terminations of over 1,400 employees during 2001. Approximately 200 of these terminations occurred during the three months ended September 30, 2001 resulting in total terminations of 1,000 during the nine months ended September 30, 2001. As of September 30, 2002, 1,350 terminations, or 96.4 percent, were finalized. Severance and employee-related costs of $5.9 million and $24.0 million for the three and nine months ended September 30, 2001, respectively, represent termination benefits related to employees whose jobs were eliminated as part of this review. Additional severance and employee-related costs of $2.6 million for the three and nine months ended September 30, 2002 relate to the shutdown of Systemcare, Ryder’s shared user home delivery network in the U.K., discussed below.

During the third quarter of 2001, the Company initiated the shutdown of Systemcare. The shutdown was initiated as a result of management’s review of future prospects for the operation in light of historical and anticipated operating losses. Such review was performed in conjunction with its restructuring initiatives. The shutdown will be completed after meeting contractual obligations to current customers, which extend to December 31, 2002. The charge related to the Systemcare shutdown totaled $15.5 million and included severance and employee-related costs of $2.6 million. Due to the decision to shutdown the Systemcare operations, the Company assessed the recoverability of Systemcare’s long-lived assets as described in “Summary of Significant Accounting Policies—Impairment of Long-Lived Assets” in the Notes to Consolidated Financial Statements in the 2001 Annual Report on Form 10-K. As a result of the Company’s recoverability analysis, goodwill of $10.6 million, which represents the majority of total goodwill impairment for the nine months ended September 30, 2001 of $10.7 million, was considered impaired and written down. In addition, assets of $2.3 million, consisting primarily of specialized vehicles to be disposed of after the shutdown of Systemcare’s operations, were considered

ITEM 1.    Financial Statements (continued)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(I)    RESTRUCTURING AND OTHER UNUSUAL (RECOVERIES) CHARGES, NET (continued)

impaired and were written-down because estimated fair values were less than the carrying values of the assets.

During the first nine months of 2001, the Company identified more than 40 facilities in the U.S. and other countries to be closed in order to improve profitability. Facilities and related costs of $2.0 million and $4.0 million for the three and nine months ended September 30, 2001, respectively, represent contractual lease obligations for closed leased facilities.

Asset write-downs of $30.5 million and $32.5 million were recorded during the three and nine months ended September 30, 2001, respectively. In the third quarter of 2001, the Company cancelled an information technology project in its Fleet Management Solutions business segment. The non-cash charge of $21.7 million represents the write-down of software licenses, development costs and assets related to the project that had no future benefit. Also, in the third quarter of 2001, an investment of $5.5 million in certain license agreements for supply chain management software was written down because the software no longer had a viable business or customer application in light of the Company’s restructuring initiatives. The remaining asset write-downs relate to the aforementioned Systemcare asset impairment charges of $2.3 million and the write-down of owned real estate, operating property and equipment and technology totaling $3.0 million that would no longer be used in the business.

Strategic consulting fees of $2.0 million and $8.5 million were incurred during the three and nine months ended September 30, 2001, respectively, in relation to the aforementioned strategic initiatives.

During the first quarter ended March 31, 2001, the Company sold the contracts and related net assets associated with the disposal of the outbound auto carriage portion of its Brazilian Supply Chain Solutions operation (“Vehiculos”). The Company sold Vehiculos for $14.1 million and incurred a loss of $3.5 million on the sale of the business.

As a direct result of the Company’s 2001 restructuring and cost reduction initiatives, the Company made a decision to sell its corporate jet. A gain of $2.1 million was realized on the sale of the corporate jet in 2001.

Activity related to restructuring reserves for the nine months ended September 30, 2002 was as follows:

	Dec. 31, 2001 Balance	Additions	Deductions	Sept. 30, 2002 Balance
	(in thousands)

Employee severance and benefits	$14,050	—	9,667	4,383
Facilities and related costs	5,767	113	1,939	3,941

	$19,817	113	11,606	8,324

Deductions include cash payments of $10.1 million and prior year charge reversals of $1.5 million. At September 30, 2002, employee severance and benefits obligations are required to be paid approximately over the next two years and three months. At September 30, 2002, lease obligations recorded in facilities and related costs are non-cancelable and contractually required to be paid principally over the next two years and three months.

ITEM 1.    Financial Statements (continued)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(J)    RECEIVABLES

The Company participates in an agreement, as amended from time to time, to sell, with limited recourse, trade receivables on a revolving and uncommitted basis. This agreement expires in July 2004. In June 2002, the Company reduced the amount available for sale under its trade receivables facility from $375.0 million to $275.0 million as a result of a reduction in overall capital needs. At September 30, 2002 and December 31, 2001, the outstanding balance of receivables sold pursuant to this agreement was $10.0 million and $110.0 million, respectively. The total amount of available recourse as of September 30, 2002 and December 31, 2001 was $0.7 million and $13.7 million, respectively. Receivables are sold with limited recourse for uncollectible accounts.

(K)    INCOME TAXES

The Company’s effective income tax rate on earnings was 36.0 percent and 36.2 percent for the three and nine months ended September 30, 2002, respectively, compared with a 20.3 percent benefit and a 9.2 percent expense for the three and nine months ended September 30, 2001, respectively. For the three months ended September 30, 2001, the Company’s effective tax rate was reduced due to the impact of certain items included in restructuring and other unusual charges, principally goodwill impairment charges, for which the Company receives no income tax deduction. In June 2001, legislation was enacted in Canada that prospectively reduced income tax rates applicable to the Company’s Canadian operations. This resulted in a one-time reduction in the Company’s related deferred taxes of $6.8 million, and lowered the Company’s income tax provision for the nine months ended September 30, 2001.

The audits of the consolidated federal income tax returns for 1995, 1996 and 1997 are in the appeals process with the IRS. Years prior to 1995 are closed and no longer subject to audit. Management believes that taxes accrued on the balance sheet fairly represent the amount of future tax liability due by the Company.

(L)    DEBT AND OTHER FINANCING

The Company’s outstanding debt balances were as follows:

	September 30, 2002	December 31, 2001
	(in millions)
U.S. commercial paper	$101.0	210.0
Unsecured U.S. notes:
Debentures	333.2	325.7
Medium-term notes	741.0	742.5
Unsecured foreign obligations	285.5	331.3
Other debt, including capital leases	93.9	99.2

Total debt	1,554.6	1,708.7
Current portion	(218.6)	(317.1)

Long-term debt	$1,336.0	1,391.6

The Company can borrow up to $860.0 million through a global credit facility. The facility is composed of $300.0 million, which matures in May 2003 and is renewable annually, and $560.0 million, which matures in May 2006. The primary purposes of the credit facility are to finance working capital and provide support for the issuance of commercial paper. At the Company’s option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. At September 30, 2002, $671.0 million was available under this global credit facility. Of such amount, $300.0 million was available at a maturity of less than one year. In order to maintain availability of funding, the global revolving credit facility requires the Company to maintain a ratio of debt to consolidated adjusted tangible net worth, as defined, of less than or equal to 300.0 percent. The ratio at September 30, 2002 was 99.0 percent.

ITEM 1.    Financial Statements (continued)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(L)    DEBT AND OTHER FINANCING (continued)

During 2002, the Company added capital lease obligations of $20.7 million in connection with the extension of existing operating leases of revenue earning equipment.

In 1998, the Company filed an $800.0 million shelf registration statement with the Securities and Exchange Commission. Proceeds from debt issued under the shelf registration have been and are expected to be used for capital expenditures, debt refinancing and general corporate purposes. At September 30, 2002, the Company had $237.0 million of debt securities available for issuance under this shelf registration statement.

At September 30, 2002 and December 31, 2001, the Company had letters of credit outstanding totaling $150.0 million and $115.0 million, respectively, which primarily guarantee various insurance activities. Certain of these letters of credit guarantee insurance activities associated with insurance claim liabilities transferred in conjunction with the sale of certain businesses reported as discontinued operations in previous years. To date, such insurance claims, representing per claim deductibles payable under third-party insurance policies, have been paid by the companies that assumed such liabilities. However, if all or a portion of such assumed claims of approximately $16.0 million are unable to be paid, the third-party insurers may have recourse against certain of the outstanding letters of credit provided by the Company in order to satisfy the unpaid claim deductibles.

(M)    SEGMENT INFORMATION

The Company’s operating segments are aggregated into reportable business segments based primarily upon similar economic characteristics, services and delivery methods. The Company operates in three reportable business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing, commercial rental and programmed maintenance of trucks, tractors and trailers to customers, principally in the U.S., Canada and the United Kingdom; (2) Supply Chain Solutions (SCS), which provides comprehensive supply chain consulting and lead logistics management solutions that support customers’ entire supply chains, from inbound raw materials through distribution of finished goods throughout North America, in Latin America, Europe and Asia; and (3) Dedicated Contract Carriage (DCC), which provides vehicles and drivers as part of a dedicated transportation solution, principally in North America.

Beginning in the first quarter of 2002, the primary measurement of segment financial performance, defined as “Net Before Taxes” (NBT), includes an allocation of Central Support Services (CSS) and excludes goodwill impairment, goodwill amortization and restructuring and other unusual recoveries (charges). CSS represents those costs incurred to support all business segments, including sales and marketing, human resources, finance, shared management information systems, customer solutions, health and safety, legal and communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. To facilitate the comparison of 2002 business segment NBT to prior periods, prior-year goodwill amortization (see “Goodwill and Other Intangible Assets”) is now treated as a corporate, rather than segment, cost and is segregated as such. Prior year segment results have been restated to conform to the new measurement of segment financial performance.

Certain costs are considered to be overhead not attributable to any segment and as such, remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, corporate communications, public affairs and certain executive compensation.

ITEM 1.    Financial Statements (continued)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(M)    SEGMENT INFORMATION (continued)

CSS costs attributable to the business segments are generally allocated to FMS, SCS and DCC as follows:

•	Sales and marketing, finance, corporate services and health and safety—allocated based upon estimated and planned resource utilization.

•	Human resources—individual costs within this category are allocated in several ways, including allocation based on estimated utilization and number of personnel supported.

•	MIS—allocated principally based upon utilization-related metrics such as number of users or minutes of CPU time.

•
Customer Solutions—represents project costs and expenses incurred in excess of amounts billable to a customer during the period. Expenses are allocated to the business segment responsible for the project.

The FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to the SCS and DCC segments. Inter-segment revenues and NBT are accounted for at approximate fair value as if the transactions were made of third parties. NBT related to inter-segment equipment and services billed to customers (equipment contribution) is included in both FMS and the business segment, which served the customer, then eliminated.

The following table sets forth equipment contribution included in NBT for the Company’s SCS and DCC segments for the three and nine months ended September 30, 2002 and 2001.

	Periods ended September 30,
	Three Months		Nine Months
	2002	2001	2002	2001
	(in millions)
Equipment Contribution:
Supply Chain Solutions	$ 3.7	3.6	$ 11.3	12.1
Dedicated Contract Carriage	4.8	5.3	13.8	14.8

	$ 8.5	8.9	$ 25.1	26.9

Interest expense is primarily allocated to the FMS business segment; however, with the availability of segment balance sheet information in 2002 (including targeted segment leverage ratios), interest expense (income) is also reflected in SCS and DCC.

ITEM 1.    Financial Statements (continued)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(M)    SEGMENT INFORMATION (continued)

The following table sets forth revenue for each of the Company’s business segments for the three and nine months ended September 30, 2002 and 2001. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

	Periods ended September 30,
	Three Months		Nine Months
	2002	2001	2002	2001
	(in millions)
Fleet Management Solutions:
Full service lease and program maintenance	$451.4	465.3	$1,351.0	1,399.2
Commercial rental	123.2	125.0	339.0	355.4
Fuel	147.9	161.4	429.0	519.3
Other	87.4	91.8	259.4	284.3

Total Fleet Management Solutions	809.9	843.5	2,378.4	2,558.2
Supply Chain Solutions	348.5	345.7	1,043.9	1,114.7
Dedicated Contract Carriage	131.0	135.5	384.3	401.5
Eliminations	(77.0)	(81.9)	(235.0)	(256.0)

Total revenue	$1,212.4	1,242.8	$3,571.6	3,818.4

The following table sets forth NBT for each of the Company’s reportable business segments for the three and nine months ended September 30, 2002 and 2001.

	Periods ended September 30,
	Three Months		Nine Months
	2002	2001	2002	2001
	(in millions)
Fleet Management Solutions	$58.5	58.1	$150.5	148.4
Supply Chain Solutions	(0.7)	(1.4)	(5.1)	(10.7)
Dedicated Contract Carriage	9.9	9.8	23.3	24.8
Eliminations	(8.5)	(8.9)	(25.1)	(26.9)

	59.2	57.6	143.6	135.6
Unallocated Central Support Services	(7.2)	(7.5)	(20.0)	(21.7)
Goodwill amortization	—	(3.2)	—	(9.8)

Earnings before restructuring and other unusual recoveries (charges), taxes and cumulative effect of change in accounting principle	52.0	46.9	123.6	104.1
Restructuring and other unusual recoveries (charges)	0.8	(53.8)	2.0	(83.8)

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	$52.8	(6.9)	$125.6	20.3

ITEM 1.    Financial Statements (continued)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(M)    SEGMENT INFORMATION (continued)

Pre-tax goodwill amortization reported in reportable business segment operating results during the three and nine months ended September 30, 2001 was as follows:

	Periods ended September 30,
	Three Months 2001	Nine Months 2001
	(in millions)
Fleet Management Solutions	$ 1.6	4.8
Supply Chain Solutions	1.6	4.8
Dedicated Contract Carriage	—	0.2

Total pre-tax goodwill amortization	$3.2	9.8

The following table sets forth total assets as provided to the chief operating decision-maker for each of the Company’s reportable business segments at September 30, 2002 and December 31, 2001.

	September 30, 2002	December 31, 2001
	(in millions)
Fleet Management Solutions	$ 4,351.4	4,413.4
Supply Chain Solutions	376.7	414.4
Dedicated Contract Carriage	113.8	113.3
Central Support Services	254.6	222.2
Receivables sold	(10.0)	(110.0)
Inter-segment eliminations	(165.0)	(126.1)

Total assets	$4,921.5	4,927.2

The following table sets forth total capital expenditures for each of the Company’s reportable business segments for the nine months ended September 30, 2002 and 2001.

	Periods ended September 30,
	Nine Months
	2002	2001
	(in millions)
Fleet Management Solutions*	$ 423.2	493.6
Supply Chain Solutions	15.0	29.0
Dedicated Contract Carriage	0.3	0.9
Central Support Services	4.7	18.4

Total capital expenditures	$443.2	541.9

*	Excludes non-cash additions of $20.7 million in assets held under capital leases resulting from the extension of existing operating leases.

ITEM 1.    Financial Statements (continued)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

(N)    OTHER MATTERS

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
Suite 2800
Miami, Florida 33131

Independent Accountants’ Review Report

The Board of Directors and Shareholders
Ryder System, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Ryder System, Inc. and subsidiaries as of September 30, 2002, and the related consolidated condensed statements of earnings for the three and nine months ended September 30, 2002 and 2001 and the consolidated condensed statements of cash flows for the nine months ended September 30, 2002 and 2001. These consolidated condensed financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Ryder System, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of earnings, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 7, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in the notes to the consolidated condensed financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

/S/    KPMG LLP

Miami, Florida
October 23, 2002

ITEM 2.    Management’s Discussion and Analysis of Financial Condition
                   and Results of Operations—
                   Three and nine months ended September 30, 2002 and 2001

OVERVIEW

The following discussion should be read in conjunction with the unaudited consolidated condensed financial statements and notes thereto included under ITEM 1. In addition, reference should be made to the Company’s audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s most recent Annual Report on Form 10-K.

The Company’s operating segments are aggregated into reportable business segments based primarily upon similar economic characteristics, services and delivery methods. The Company operates in three reportable business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing, commercial rental and programmed maintenance of trucks, tractors and trailers to customers, principally in the U.S., Canada and the United Kingdom; (2) Supply Chain Solutions (SCS), which provides comprehensive supply chain consulting and lead logistics management solutions that support customers’ entire supply chains, from inbound raw materials through distribution of finished goods throughout North America, in Latin America, Europe and Asia; and (3) Dedicated Contract Carriage (DCC), which provides vehicles and drivers as part of a dedicated transportation solution, principally in North America.

CONSOLIDATED RESULTS

	Periods ended September 30,
	Three Months		Nine Months
	2002	2001	2002	2001
	(in thousands)
Earnings (loss) before cumulative effect of change in accounting principle (1) (2)	$33,784	(5,506)	$80,150	18,467
Per diluted common share	0.54	(0.09)	1.28	0.30

Net earnings (loss) (1) (2) (3)	$33,784	(5,506)	$61,251	18,467
Per diluted common share	0.54	(0.09)	0.98	0.30

Weighted average shares outstanding—Diluted	62,813	60,160	62,557	60,579

(1)
Net earnings for the three and nine months ended September 30, 2002 include recoveries on restructuring and other unusual charges of $0.5 million after-tax, or $0.01 per diluted common share and $1.4 million after-tax, or $0.02 per diluted common share, respectively. Results for the three and nine months ended September 30, 2001 include restructuring and other unusual charges of $35.3 million after-tax, or $0.58 per diluted common share and $54.1 million after-tax, or $0.89 per diluted common share, respectively. See “Restructuring and Other Unusual (Recoveries) Charges, Net” in the Notes to Consolidated Condensed Financial Statements for additional discussion.

(2)
Results for the nine months ended September 30, 2001 include a one-time reduction in deferred taxes of $6.8 million, or $0.11 per diluted common share, as a result of a change in Canadian tax law that affected the Company’s Canadian operations. Results for the three and nine months ended September 30, 2001 include goodwill and intangible amortization of $2.9 million after-tax, or $0.05 per diluted common share and $8.9 million after-tax, or $0.15 per diluted common share, respectively.

(3)
Net earnings for the nine months ended September 30, 2002 include the cumulative effect of a change in accounting principle for goodwill resulting in an after-tax charge of $18.9 million, or $0.30 per diluted common share.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition
                   and Results of Operations—
                   Three and nine months ended September 30, 2002 and 2001

CONSOLIDATED RESULTS (continued)

Earnings before cumulative effect of change in accounting principle totaled $33.8 million in the third quarter of 2002 compared with a loss of $5.5 million in the same period last year. Earnings before cumulative effect of change in accounting principle increased 334.0 percent to $80.2 million in the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001. The increases in earnings were due primarily to restructuring and other unusual charges of $35.3 million after-tax and $54.1 million after-tax in the three and nine months ended September 30, 2001, respectively, compared with a recovery of $0.5 million after-tax and $1.4 million after-tax in the three and nine months ended September 30, 2002, respectively.

The increases in earnings were also attributable to the Company’s continued cost containment actions and operational process improvement efforts, improved rental utilization, increased volumes within the automotive sector of SCS, lower interest costs and the discontinuance of amortization of goodwill and intangible assets with indefinite useful lives (see “Goodwill and Other Intangible Assets” in the Notes to Consolidated Condensed Financial Statements). Such earnings increases were partially offset by a one-time reduction in deferred taxes of $6.8 million in the second quarter of 2001 as a result of a change in Canadian tax law and higher benefit costs (primarily pension) in the three and nine months ended September 30, 2002, compared with the same periods last year. See “Operating Results by Segment” for a further discussion of operating results for the three and nine months ended September 30, 2002 and 2001.

	Periods ended September 30,
	Three Months		Nine Months
	2002	2001	2002	2001
	(in thousands)
Revenue:
Fleet Management Solutions	$809,855	843,531	$2,378,329	2,558,228
Supply Chain Solutions	348,530	345,690	1,043,917	1,114,740
Dedicated Contract Carriage	130,986	135,512	384,344	401,464
Eliminations	(77,008)	(81,927)	(234,992)	(256,048)

Total revenue	$1,212,363	1,242,806	$3,571,598	3,818,384

Revenue decreased 2.4 percent to $1.21 billion in the third quarter of 2002 compared with the same period in 2001. In the nine months ended September 30, 2002, revenue decreased 6.5 percent to $3.57 billion compared with the same period last year. The decreases were primarily a result of the continued slow economic conditions in some industry sectors in the U.S. and in other countries where the Company operates and lower fuel services revenue as a result of lower fuel prices and volumes. During the three and nine months ended September 30, 2002, FMS experienced revenue reductions in full service lease and program maintenance and commercial rental due primarily to reduced variable billings caused by a decrease in transportation miles run by lease and rental vehicles and a smaller overall fleet (primarily rental). SCS revenue increased 0.8 percent in the third quarter of 2002 compared with the same period last year due primarily to increased volumes in the automotive sector, which was offset by reduced volumes in the electronics, high tech and telecommunications, and consumer products industries and certain international SCS operations. SCS revenue declined in the nine months ended September 30, 2002 compared with the same period in 2001 as a result of volume reductions primarily in the electronics, high tech and communications and consumer products sectors, combined with the termination of certain unprofitable business.

	Periods ended September 30,
	Three Months		Nine Months
	2002	2001	2002	2001
	(in thousands)
Operating expense	$494,734	524,827	$1,457,944	1,639,144
Percentage of revenue	41%	42%	41%	43%

ITEM 2.    Management’s Discussion and Analysis of Financial Condition
                   and Results of Operations—
                   Three and nine months ended September 30, 2002 and 2001

CONSOLIDATED RESULTS (continued)

Operating expense decreased 5.7 percent to $494.7 million in the third quarter of 2002 compared with the same period in 2001. Operating expense decreased 11.1 percent to $1,457.9 million in the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001. The decreases were due to a reduction in fuel costs as a result of lower prices and volumes in 2002, a reduction in overhead costs due to the Company’s continuing cost containment actions, including the shut-down of certain facilities in 2001, and the cancellation of an information technology outsourcing contract.

	Periods ended September 30,
	Three Months		Nine Months
	2002	2001	2002	2001
	(in thousands)
Salaries and employee-related costs	$320,317	294,428	$951,238	917,113
Percentage of revenue	26%	24%	27%	24%

Salaries and employee-related costs increased 8.8 percent to $320.3 million in the third quarter of 2002 compared with the same period in 2001. In the nine months ended September 30, 2002, salaries and employee-related costs increased by 3.7 percent to $951.2 million compared with the same period in 2001. The increase in salary and employee-related costs during the three and nine months ended September 30, 2002 was due to higher pension and medical benefit costs, higher salary expense resulting from the in-sourcing of the Company’s IT department finalized in the first quarter of 2002 and higher incentive compensation accruals as compared to the prior year. The increase in pension expense for the first nine months of 2002 was partially offset by decreased salaries and other employee-related costs as a result of strategic initiatives in 2001, which principally impacted first half comparisons. The process resulted in terminations of over 1,400 employees during 2001; approximately 1,000 of which had occurred through the third quarter of 2001.

Pension costs for the full-year 2002 are expected to total approximately $28 million compared with pension income of $0.8 million in 2001. The increase in net pension costs is attributable primarily to the U.S. pension plan and reflects the adverse effect of negative pension asset returns in 2001 as well as a declining interest rate environment resulting in a lower discount rate used to measure benefit obligations. If actual investment returns remain at current levels and interest rates remain unchanged through the remainder of 2002, the Company expects total pension expense for 2003 to increase by $48 to $57 million on a pre-tax basis.

	Periods ended September 30,
	Three Months		Nine Months
	2002	2001	2002	2001
	(in thousands)
Freight under management expense	$102,380	102,015	$302,611	339,161
Percentage of revenue	8%	8%	8%	9%

Freight under management (FUM) expense represents subcontracted freight costs on logistics contracts for which the Company purchases transportation. FUM expense increased 0.4 percent to $102.4 million in the third quarter of 2002 compared with the same period in 2001 as a result of increased freight volumes in the automotive sector during the third quarter of 2002. FUM expense decreased 10.8 percent to $302.6 million in the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001. The decrease was due to year-to-date revenue declines principally in the SCS business segment as a result of reduced freight volumes in the U.S. and in South America and the termination of unprofitable business.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition
                   and Results of Operations --
                  Three and nine months ended September 30, 2002 and 2001

CONSOLIDATED RESULTS (continued)

	Periods ended September 30,
	Three Months		Nine Months
	2002	2001	2002	2001
	(in thousands)
Depreciation expense	$140,052	135,023	$412,437	405,333
Gains on vehicle sales, net	(3,672)	(2,630)	(9,843)	(9,603)
Equipment rental	84,768	108,666	266,589	322,551

Depreciation expense in the third quarter of 2002 increased by 3.7 percent to $140.1 million compared with the third quarter of 2001. Depreciation expense increased by 1.8 percent to $412.4 million in the nine months ended September 30, 2002 compared with the same period last year. The increases were due to a greater number of owned (compared with leased) revenue earning equipment units as well as reduced estimated residual values associated with certain classes of owned tractors.

Gains on vehicle sales increased 39.6 percent to $3.7 million in the third quarter of 2002 compared with the third quarter in 2001. Gains on vehicle sales increased 2.5 percent to $9.8 million in the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001. The increases in gains on vehicle sales were due to higher volumes of units sold and a decline in the average book value per unit of units sold. Despite lower average pricing during the nine months ended September 30, 2002 compared with the same period in 2001 (principally during the first quarter of 2002), the Company realized higher average pricing for used vehicles during the third quarter of 2002, particularly in the tractor class, in comparison with the first half of 2002.

Equipment rental consists primarily of rental costs on revenue earning equipment held under operating leases. Equipment rental costs decreased 22.0 percent to $84.8 million in the third quarter 2002 compared with 2001 and decreased 17.3 percent to $266.6 million in the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001 as a result of a decrease in the number of leased vehicles.

The total number of revenue earning equipment units (owned and leased) at September 30, 2002 decreased approximately 4.2 percent from December 31, 2001 levels reflecting the Company’s continued focus on asset management and reducing capital expenditures while maximizing utilization of the FMS commercial rental fleet. See discussion on Fleet Management Solutions in “Operating Results by Reportable Business Segment” for further detail on vehicle counts.

	Periods ended September 30,
	Three Months		Nine Months
	2002	2001	2002	2001
	(in thousands)
Interest expense	$22,324	29,077	$70,432	92,657
Percentage of revenue	2%	2%	2%	2%

Interest expense decreased 23.2 percent to $22.3 million during the third quarter of 2002 compared with the same period in 2001. In the nine months ended September 30, 2002, interest expense decreased 24.0 percent to $70.4 million compared with the nine months ended September 30, 2001. The decreases in interest expense principally reflect lower debt levels due to reduced capital spending, overall lower market interest rates and reduced effective interest rates as a result of hedging transactions entered into during the first quarter of 2002 (see “Derivative Instruments and Hedging Activities” in the Notes to Consolidated Condensed Financial Statements).

ITEM 2.    Management’s Discussion and Analysis of Financial Condition
                   and Results of Operations—
                   Three and nine months ended September 30, 2002 and 2001

CONSOLIDATED RESULTS (continued)

	Periods ended September 30,
	Three Months		Nine Months
	2002	2001	2002	2001
	(in thousands)
Miscellaneous (income) expense	$(588)	4,508	$(3,435)	7,972

The Company had miscellaneous income of $0.6 million and $3.4 million in the three and nine months ended September 30, 2002, respectively, compared with miscellaneous expense of $4.5 million and $8.0 million in the three and nine months ended September 2001, respectively. The increase in miscellaneous income during the third quarter of 2002 is due primarily to reduced losses on investments classified as trading securities used to fund certain non-qualified benefit plans as a result of reduced investment levels combined with losses on the sale of operating property and equipment in 2001. The increase in miscellaneous income in the nine months ended September 30, 2002 is also attributed to a reduction in losses on the sale of receivables due to the decreased use of the Company’s revolving facility for the sale of trade receivables and 2001 losses on the sale of operating property and equipment, which did not recur in 2002.

	Periods ended September 30,
	Three Months		Nine Months
	2002	2001	2002	2001
	(in thousands)
Provision for income taxes	$19,011	(1,405)	$45,456	1,880

The Company’s effective income tax rate on earnings was 36.0 percent and 36.2 percent in the three and nine months ended September 30, 2002, respectively, compared with 20.3 and 9.2 percent in the three and nine months ended September 30, 2001, respectively. For the three months ended September 30, 2001, the company’s effective tax rate was reduced due to the impact of items included in restructuring and other unusual charges, principally goodwill impairment charges, for which the Company receives no income tax deduction. In June 2001, legislation was enacted in Canada that prospectively reduced income tax rates applicable to the Company’s Canadian operations. This resulted in a one-time reduction in the Company’s related deferred taxes of $6.8 million and lowered the Company’s income tax provision for the nine months ended September 30, 2001. Excluding this item, the Company’s effective tax rate was 42.7 percent in the nine months ended September 30, 2001.

RESTRUCTURING AND OTHER UNUSUAL (RECOVERIES) CHARGES, NET

The Company had a recovery of $0.8 and $2.0 million in the three and nine months ended September 30, 2002, respectively, compared with restructuring and other unusual charges of $53.8 million and $83.7 million in the three and nine months ended September 30, 2001, respectively. See “Restructuring and Other Unusual (Recoveries) Charges, Net” in the Notes to Consolidated Condensed Financial Statements for a complete discussion of these items.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition
                   and Results of Operations—
                   Three and nine months ended September 30, 2002 and 2001

OPERATING RESULTS BY REPORTABLE BUSINESS SEGMENT

	Periods ended September 30,
	Three Months		Nine Months
	2002	2001	2002	2001
	(in millions)
Revenue:
Fleet Management Solutions:
Full service lease and program maintenance	$451.4	465.3	$1,351.0	1,399.2
Commercial rental	123.2	125.0	339.0	355.4
Fuel	147.9	161.4	429.0	519.3
Other	87.4	91.8	259.4	284.3

Total Fleet Management Solutions	809.9	843.5	2,378.4	2,558.2
Supply Chain Solutions	348.5	345.7	1,043.9	1,114.7
Dedicated Contract Carriage	131.0	135.5	384.3	401.5
Eliminations	(77.0)	(81.9)	(235.0)	(256.0)

Total revenue	$1,212.4	1,242.8	$3,571.6	3,818.4

NBT:
Fleet Management Solutions	$58.5	58.1	$150.5	148.4
Supply Chain Solutions	(0.7)	(1.4)	(5.1)	(10.7)
Dedicated Contract Carriage	9.9	9.8	23.3	24.8
Eliminations	(8.5)	(8.9)	(25.1)	(26.9)

	59.2	57.6	143.6	135.6
Unallocated Central Support Services	(7.2)	(7.5)	(20.0)	(21.7)
Goodwill amortization	—	(3.2)	—	(9.8)

Earnings before restructuring and other unusual recoveries (charges), taxes and cumulative effect of change in accounting principle	52.0	46.9	123.6	104.1
Restructuring and other unusual recoveries (charges)	0.8	(53.8)	2.0	(83.8)

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	$52.8	(6.9)	$125.6	20.3

Beginning in the first quarter of 2002, the primary measurement of segment financial performance, defined as “Net Before Taxes” (NBT), includes an allocation of Central Support Services (CSS) and excludes goodwill impairment, goodwill amortization and restructuring and other unusual recoveries (charges). Prior-year segment results have been restated to conform to the new measurement standard. CSS represents those costs incurred to support all business segments, including sales and marketing, human resources, finance, shared management information systems, customer solutions, health and safety, legal and communications. The objective of the NBT measurement is to provide management clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. To facilitate the comparison of 2002 business segment NBT to prior periods, prior-year goodwill amortization (see “Goodwill and Other Intangible Assets” in the Notes to Consolidated Condensed Financial Statements) is now treated as a corporate, rather than segment, cost and is segregated as such.

Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, corporate communications, public affairs and certain executive compensation. See “Segment Information” in the Notes to Consolidated Condensed Financial Statements for a description of how the remainder of CSS costs are allocated to the business segments.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition
                   and Results of Operations—
                   Three and nine months ended September 30, 2002 and 2001

OPERATING RESULTS BY REPORTABLE BUSINESS SEGMENT (continued)

The FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to the SCS and DCC segments. Inter-segment revenues and NBT are accounted for at approximate fair value as if the transactions were made with third parties. NBT related to inter-segment equipment and services billed to customers (equipment contribution) is included in both FMS and the business segment, which served the customer, then eliminated.

The following table sets forth equipment contribution included in NBT for the Company’s SCS and DCC segments for the three and nine months ended September 30, 2002 and 2001.

	Periods ended September 30,
	Three Months		Nine Months
	2002	2001	2002	2001
	(in millions)
Equipment Contribution:
Supply Chain Solutions	$ 3.7	3.6	$ 11.3	12.1
Dedicated Contract Carriage	4.8	5.3	13.8	14.8

	$ 8.5	8.9	$ 25.1	26.9

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

Fleet Management Solutions

FMS revenue in the third quarter of 2002 decreased 4.0 percent to $809.9 million compared with the same period in 2001. FMS revenue for the nine months ended September 30, 2002 decreased 7.0 percent to $2.38 billion compared with the nine months ended September 30, 2001. Results in 2002 were impacted by decreases in fuel services revenue. Dry revenue (revenue excluding fuel) decreased 2.9 percent in the third quarter of 2002 and 4.4 percent in the nine months ended September 30, 2002 compared with the same periods in 2001 reflecting revenue declines in leasing and rental revenue. The third quarter of 2002 decline in dry revenue represents improvement from the 4.1 percent rate of decline in the second quarter.
Full service lease and program maintenance revenue decreased 3.0 percent and 3.4 percent in the three and nine months ended September 30, 2002, respectively, as a result of decreases in variable billings, which are generally a function of total miles run by leased vehicles, and the effect of a negative net sales trend since 2001 due primarily to the continued softness in the U.S. economy. Net sales takes into consideration new business with new or existing customers and revenue changes with existing customers due to replacement vehicles or rate changes, net of full service leases that reach the end of their term or are cancelled during the reported period. Despite a reduction in negative net sales over the past three consecutive quarters, the Company anticipates a continued decrease in full service lease and program maintenance revenue in the near term due to the negative trend in net sales.
Commercial rental revenue decreased 1.4 percent and 4.6 percent in the three and nine months ended September 30, 2002, respectively, compared with the same periods in 2001. In the U.S., pure rental revenue (total rental revenue less rental revenue related to units provided to full service lease customers) decreased 6.2 and 5.2 percent to $48.0 million and $132.2 million in the three and nine months ended September 30, 2002, respectively, compared with the same periods in 2001. Lease extra revenue represents revenue on rental vehicles provided to existing full service lease customers generally during peak periods in their operations. In the U.S., lease extra revenue decreased 3.6 and 10.6 percent to $28.3 million and $78.7 million in the three and nine months ended September 30, 2002, respectively, compared with the same periods of 2001. Despite improved rental utilization during the three and nine months ended September 30, 2002, revenue declined due to a continued weak demand for rental in the U.S. as a result of slow economic conditions and a planned rental fleet reduction. U.S. rental fleet utilization for the three and nine months ended September 30, 2002 was 76.9 percent and 71.2 percent, respectively, compared to 71.0 percent and 68.7 percent for the same periods in 2001.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition
                   and Results of Operations—
                   Three and nine months ended September 30, 2002 and 2001

OPERATING RESULTS BY REPORTABLE BUSINESS SEGMENT (continued)

Fleet Management Solutions (continued)

The U.S. rental fleetsize at September 30, 2002 decreased 10.9 percent compared with September 30, 2001. Rental statistics are monitored for the U.S.only; however, management believes such metrics to be indicative of rental product performance for the Company as a whole.

Fuel services revenue decreased 8.4 percent and 17.4 percent to $147.9 million and $429.0 million in the three and nine months ended September 30, 2002, respectively, over the same periods in 2001 due to price and volume reductions. The Company realized minimal changes in margin as a result of fluctuations in fuel services revenue.

FMS NBT increased 0.7 percent to $58.5 million in the third quarter of 2002 over the third quarter of 2001. FMS NBT increased 1.4 percent to $150.5 million in the nine months ended September 30, 2002 compared with the same period of 2001. The increases were due primarily to improved rental utilization, lower interest expense and operating expense reductions due to cost management and process improvement initiatives since last year. NBT for the third quarter of 2002 also benefited from lower carrying costs on used vehicles held for sale (owned and leased) because of reduced vehicle counts and, to a lesser extent, improved pricing on tractor sales. Such increases were partially offset by increased pension expense and benefit costs. FMS NBT as a percentage of dry revenue (revenue excluding fuel) was 8.8 and 7.7 percent in the three and nine months ended September 30, 2002, respectively, compared with 8.5 and 7.3 percent in the same periods of 2001.

The Company’s fleet of owned and leased revenue earning equipment is summarized as follows (number of units rounded to the nearest hundred):

	September 30, 2002	December 31, 2001
By type:
Trucks	63,000	66,000
Tractors	49,200	52,400
Trailers	45,200	46,700
Other	5,600	5,000

	163,000	170,100

By business:
Full service lease	125,800	126,900
Commercial rental	34,200	40,200
Service vehicles and other	3,000	3,000

	163,000	170,100

Owned	122,400	117,700
Leased	40,600	52,400

	163,000	170,100

ITEM 2.    Management’s Discussion and Analysis of Financial Condition
                   and Results of Operations—
                   Three and nine months ended September 30, 2002 and 2001

OPERATING RESULTS BY REPORTABLE BUSINESS SEGMENT (continued)

Fleet Management Solutions (continued)

The totals in each of the tables above include the following units not earning revenue (number of units rounded to the nearest hundred):

	September 30, 2002	December 31, 2001
Not yet earning revenue (NYE)	1,200	1,200
No longer earning revenue (NLE):
Units held for sale	3,700	5,200
Other NLE units	3,500	4,700

	8,400	11,100

NYE units represent new units on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration units. NLE units represent units held for sale, as well as units for which no revenue has been earned for the previous 30 days. These vehicles may be temporarily out of service, being prepared for sale or not rented due to lack of demand.The total number of units not earning revenue of 8,400 units is at a 45 month low due to the Company’s efforts to redeploy surplus units and the continued downsizing of the commercial rental fleet.

Supply Chain Solutions

SCS revenue in the third quarter of 2002 increased 0.8 percent to $348.5 million compared with the same period in 2001. SCS revenue for the nine months ended September 30, 2002 decreased 6.4 percent to $1.04 billion compared with the nine months ended September 30, 2001. The increase in SCS revenue for the three months ended September 30, 2002 reflects new and expanded business principally in the automotive sector partially offset by continued volume reductions in the electronics, high tech and telecommunications and consumer products sectors. The decline in revenue for the nine months ended September 30, 2002 reflects volume reductions in the electronics, high tech and telecommunications and consumer products sectors as a result of the slowdown in the U.S. economy in general and those sectors specifically. Revenues were also reduced in Argentina due to the currency devaluation and economic downturn in that region. Some SCS revenue declines were also due to the termination of certain unprofitable business over the prior year as a result of margin improvement initiatives. Overall, in light of these factors, the Company expects unfavorable revenue comparisons to continue over the near term.

SCS NBT amounted to a deficit of $0.7 million in the third quarter of 2002 compared with a deficit of $1.4 million in the same period of 2001. SCS NBT improved 52.3 percent to a deficit of $5.1 million in the nine months ended September 30, 2002 from a deficit of $10.7 million in the same period of 2001. The reduced deficit in NBT for the three and nine months ended September 30, 2002 was the result of profitable new business in the automotive and electronics, high tech and telecommunications sectors and continued benefits from margin improvement initiatives, including the elimination of certain unprofitable business and the implementation of cost containment controls. NBT as a percentage of operating revenue was negative 0.3 percent and negative 0.7 percent in the three and nine months ended September 30, 2002, respectively, compared with negative 0.6 percent in the third quarter of 2001 and negative 1.4 percent in the nine months ended September 30, 2001.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition
                   and Results of Operations—
                   Three and nine months ended September 30, 2002 and 2001

OPERATING RESULTS BY REPORTABLE BUSINESS SEGMENT (continued)

Dedicated Contract Carriage

DCC revenue decreased 3.4 percent to $131.0 million compared with the same period in 2001. DCC revenue in the nine months ended September 30, 2002 decreased 4.3 percent to $384.3 million compared with the nine months ended September 30, 2001. NBT increased 1.0 percent to $9.9 million and decreased 6.0 percent to $23.3 million in the three and nine months ended September 30, 2002, respectively, compared with the same periods of 2001. The decreases in revenue were due primarily to the non-renewal of unprofitable business offset by new business in 2002. Segment NBT increased in the third quarter of 2002 compared with the same period in 2001 as a result of new business and the non-renewal of certain unprofitable business over the prior year as a result of margin improvement initiatives. The decrease in NBT for the nine months ended September 30, 2002 compared with the same period last year also reflects higher sales and marketing costs, which offset margin improvements in other operational areas. The decrease in NBT for the nine months ended compared with the same period last year also reflects higher safety and insurance costs resulting from increased severity of claims during the first quarter of 2002. NBT as a percentage of operating revenue was 7.6 and 6.1 percent in the three and nine months ended September 30, 2002, respectively, compared with 7.3 and 6.2 percent in the same periods of 2001.

Central Support Services

CSS expenses were as follows:

	Periods ended September 30,
	Three Months		Nine Months
	2002	2001	2002	2001
	(in millions)
Sales and marketing	$3.5	3.7	$9.8	11.7
Human resources	5.1	4.9	15.1	15.7
Finance	14.6	13.2	41.2	40.3
Corporate services/public affairs	1.8	2.0	5.5	6.0
Information technology	19.9	24.8	61.6	73.9
Customer solutions	1.0	3.4	5.8	9.3
Health and safety	2.3	2.2	6.9	6.8
Other	11.8	8.6	29.1	22.2

Total CSS	60.0	62.8	175.0	185.9
Allocation of CSS to business Segments	(52.8)	(55.3)	(155.0)	(164.2)

Unallocated CSS	$7.2	7.5	$20.0	21.7

The decrease in total CSS expenses in the three and nine months ended September 30, 2002 compared with the same periods in 2001 was due to reductions in several elements of CSS expense as a result of the Company’s continued cost containment actions, most notably in information technology (IT). Technology costs were lower due primarily to lower costs resulting from the in-sourcing of certain IT services combined with decreased development and support costs as a result of the cancellation of an FMS IT project in the third quarter of 2001.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition
                   and Results of Operations—
                   Three and nine months ended September 30, 2002 and 2001

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following is a summary of the Company’s cash flows from operating, financing and investing activities for the nine months ended September 30, 2002 and 2001 (in thousands):

	2002	2001
Net cash (used in) provided by:
Operating activities	$476,366	186,200
Financing activities	(208,468)	(243,490)
Investing activities	(289,508)	67,066

Net cash flows	$(21,610)	9,776

A summary of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.

The increase in cash from operating activities in the nine months ended September 30, 2002, compared with the same period last year, was attributable to a reduction in overall working capital needs, decreases in the aggregate balance of trade receivables sold and improved operating performance. The decrease in cash used in financing activities in the first nine months of 2002, compared to the same period last year, reflects increased proceeds from stock option exercises principally during the first half of 2002 and lower debt repayments. The increase in cash used in investing activities reflects proceeds of $410.7 million from a vehicle securitization in 2001 partially offset with a reduction in capital expenditures in 2002.

The Company refers to the net amount of cash generated from operating activities, excluding changes in the aggregate balance of trade receivables sold, and including collections on direct finance leases, proceeds from sale of assets and capital expenditures as “free cash flow.” The following table shows the sources of the Company’s free cash flow for the nine months ended September 30, 2002 and 2001 (in thousands):

	Nine Months Ended
	2002	2001
Cash provided by operating activities	$476,366	186,200
Changes in the aggregate balance of trade receivables sold	100,000	220,000
Collections on direct finance leases	47,957	47,204
Sale of property and revenue earning equipment	107,460	140,511
Purchases of property and revenue earning equipment	(443,156)	(541,930)

Free Cash Flow	$288,627	51,985

ITEM 2.    Management’s Discussion and Analysis of Financial Condition
                   and Results of Operations—
                   Three and nine months ended September 30, 2002 and 2001

LIQUIDITY AND CAPITAL RESOURCES (continued)

Cash Flows (continued)

The increase in free cash flow in the nine months ended September 30, 2002 compared with the same period last year was primarily attributable to a reduction in overall working capital needs and the continued reduction in capital spending levels. The decrease in working capital accounts is attributable in part to the lower levels of business activity in 2002 as reflected in decreased revenue compared with the prior year.

A summary of capital expenditures for the nine months ended September 30 follows (in thousands):

	2002	2001
Revenue earning equipment*	$ 411,446	480,727
Operating property and equipment	31,710	61,203

	$ 443,156	541,930

*	Excludes non-cash additions of $20.7 million in assets held under capital leases resulting from the extension of existing operating leases.

The decrease in capital expenditures was principally due to reduced market demand, improved controls over capital expenditures and a reduction in the volume of early replacements of full service leases compared to the nine months ended September 30, 2001. Management expects capital expenditures for the full year 2002 will be approximately 12.0 percent less than full year 2001 levels. The Company expects to fund its remaining 2002 capital expenditures with internally generated funds and borrowings.

Financing and Other Funding Transactions

Ryder utilizes external capital to support growth in its asset-based product lines. The Company has a variety of financing alternatives available to fund its capital needs including long-term and medium-term unsecured public and privately placed debt, asset-backed securities, bank term loans, leasing arrangements, bank credit facilities, commercial paper and receivable conduits.

The Company also periodically enters into sale and leaseback agreements on revenue earning equipment, which are generally accounted for as operating leases. The Company executes sale-leaseback transactions with third-party financial institutions as well as with substantive special purpose entities which facilitate sale-leaseback transactions with multiple third-party investors (“securitizations”). In general, sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions classified as operating leases will result in reduced depreciation and interest expense and increased equipment rental expense.

Sale-leaseback transactions (including securitizations) are generally executed from time to time in order to lower the total cost of funding the Company’s operations, to diversify the Company’s borrowings among different classes of investors (e.g. regional banks, pension plans, insurance companies, etc.) and to diversify the Company’s borrowings among different types of debt instruments. The Company did not enter into any sale-leaseback or securitization transactions during the nine months ended September 30, 2002.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition
                   and Results of Operations—
                   Three and nine months ended September 30, 2002 and 2001

LIQUIDITY AND CAPITAL RESOURCES (continued)

Financing and Other Funding Transactions (continued)

Total debt was $1.55 billion at September 30, 2002, a decrease of 9.0 percent from December 31, 2001. During the first nine months of 2002, the Company issued $100.0 million of medium-term notes and retired $121.0 million of medium-term notes. U.S. commercial paper outstanding at September 30, 2002 decreased to $101.0 million, compared with $210.0 million at December 31, 2001. During 2002, the Company added capital lease obligations of $20.7 million in connection with the extension of existing operating leases of revenue earning equipment. The Company’s foreign debt decreased approximately $45.8 million from December 31, 2001 to $296.7 million at September 30, 2002. The Company’s percentage of variable-rate financing obligations (including swap agreements) was 39.3 percent at September 30, 2002, compared with 26.9 percent at December 31, 2001. Generally, the Company targets a variable-rate exposure of 25.0 to 45.0 percent of total obligations. The Company’s debt-to-equity and related ratios were as follows:

	September 30, 2002	December 31, 2001
Debt to equity	119%	139%
Total obligations to equity	155%	199%
Total obligations to equity, including securitizations	182%	234%

Debt to equity consists of the Company’s on-balance sheet debt for the period divided by total equity. Total obligations to equity represents debt plus the following off-balance sheet funding, all divided by total equity: (1) receivables sold, and (2) the present value of minimum lease payments and guaranteed residual values under operating leases for equipment, discounted at the interest rate implicit in the lease. Total obligations to equity, including securitizations, consists of total obligations, described above, plus the present value of contingent rentals under the Company’s securitizations (assuming customers make all lease payments on securitized vehicles when contractually due), discounted at the average interest rate paid to investors in the trust, all divided by total equity.

Off-balance sheet obligations with special-purpose entities, primarily securitizations, were approximately $416.0 million at September 30, 2002.

The decrease in all of the above ratios for the nine months ended September 30, 2002 was driven by the Company’s reduced funding needs as a result of decreases in purchases of revenue earning equipment. For the remainder of 2002, the Company anticipates these ratios (excluding equity charges attributed to pension—see “Pension Information” below) to approximate current levels.

The Company participates in an agreement, as amended from time to time, to sell, with limited recourse, trade receivables on a revolving and uncommitted basis. This agreement expires in July 2004. In June 2002, the Company reduced the amount available for sale under its trade receivables facility from $375.0 million to $275.0 million as a result of a reduction in overall capital needs. The total amount of available recourse as of September 30, 2002 and December 31, 2001 was $0.7 million and $13.7 million, respectively. At September 30, 2002 and December 31, 2001, the outstanding balance of receivables sold pursuant to this agreement was $10.0 million and $110.0 million, respectively.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition
                   and Results of Operations—
                   Three and nine months ended September 30, 2002 and 2001

LIQUIDITY AND CAPITAL RESOURCES (continued)

Financing and Other Funding Transactions (continued)

The Company’s ability to access unsecured debt in the capital markets is linked to both its short and long-term debt ratings. These ratings are intended to provide guidance to investors in determining the credit risk associated with particular Company securities based on current information obtained by the rating agencies from the Company or other sources that such agencies consider to be reliable. Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets. The Company’s debt ratings as of September 30, 2002 were as follows:

	Short Term	Long Term
Moody’s	P2	Baa1
Standard & Poor’s	A2	BBB
Fitch	F2	BBB+

On December 19, 2001, Moody’s Investor Service confirmed the Company’s long-term debt rating and changed its long-term debt rating outlook to negative. The Company’s debt ratings have remained unchanged since the first quarter of 2001. A downgrade of the Company’s debt ratings below investment grade level by certain rating agencies would limit the Company’s ability to issue commercial paper and result in the Company no longer having the ability to sell trade receivables. As a result, the Company would have to rely on other established funding sources described below.

The Company can borrow up to $860.0 million through a global revolving credit facility. The facility is composed of $300.0 million which matures in May 2003 and is renewable annually, and $560.0 million which matures in May 2006. The primary purposes of the credit facility are to finance working capital and provide support for the issuance of commercial paper. At the Company’s option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. At September 30, 2002, $671.0 million was available under this global credit facility. Of such amount, $300.0 million was available at a maturity of less than one year. In order to maintain availability of funding, the global revolving credit facility requires the Company to maintain a ratio of debt to consolidated adjusted tangible net worth, as defined, of less than or equal to 300.0 percent. The ratio at September 30, 2002 was 99.0 percent.

In 1998, the Company filed an $800.0 million shelf registration statement with the Securities and Exchange Commission. Proceeds from debt issues under the shelf registration have been and are expected to be used for capital expenditures, debt refinancing and general corporate purposes. At September 30, 2002, the Company had $237.0 million of debt securities available for issuance under this shelf registration statement.

As of September 30, 2002, the Company had the following amounts available to fund operations under the aforementioned facilities:

(in millions)

Global revolving credit facility	$ 671.0 ($300.0 limited to less than one year)
Shelf registration statement	237.0
Trade receivables facility	265.0 (uncommitted basis)

The Company believes such facilities, along with the Company’s commercial paper program and other funding sources, will be sufficient to fund operations over the next year.

Pension Information

The funded status of the Company’s pension plans is dependent upon many factors, including the actual return on invested assets and the level of long-term market interest rates. Recent declines in the market value of equity securities coupled with declines in long-term U.S. corporate interest rates have had a negative impact on the funded status of the Company’s U.S. pension plan (the Company’s primary plan). While the Company is not legally required to make a contribution to fund its U.S. pension plan until September 2004, it reviews pension performance and assumptions regularly and may from time to time make contributions to its pension plans that are not legally required. The Company estimates the present value of required pre-tax U.S. pension plan contributions over the next 5 years to be between $125 and $175 million. The Company’s estimate assumes an expected long-term return on assets of 8.75 percent.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition
                   and Results of Operations—
                   Three and nine months ended September 30, 2002 and 2001

LIQUIDITY AND CAPITAL RESOURCES (continued)

Pension Information (continued)

If actual investment returns for full-year 2002 are consistent with returns experienced through the third quarter and long-term U.S. corporate interest rates (upon which the discount rate for the U.S. plan is based) remain at current levels as of the end of the year, the Company will be required to record a significant minimum pension liability as of December 31, 2002. The minimum pension liability would reflect the amount that the pension plans’ accumulated benefit obligation exceeds the plans’ assets in excess of any amounts previously accrued for pension costs. A large portion of the accrual will be charged as a reduction to shareholders’ equity, as a component of accumulated other comprehensive loss, net of any available tax benefit. Although the exact amount of the charge to shareholders’ equity is not known at this time the Company’s preliminary estimate of this charge in respect of its U.S. pension plan is approximately $175 million, net of tax. The current estimate of this charge to shareholders’ equity will not affect the Company’s financial covenants in any of its financing agreements.

RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING FUTURE PERIODS

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. When the liability is initially recorded, the Company is required to capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective January 1, 2003. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 143 will have on its results of operations, cash flows or financial position.

In June 2002, the FASB issued a proposed interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to provide additional guidance to assist companies in identifying and accounting for special purpose entities (SPEs), including when SPEs should be consolidated by the investor. The interpretation, expected to be issued in the fourth quarter of this year, would introduce a concept requiring consolidation of an SPE by its primary beneficiary unless the SPE can meet certain sufficient independent economic substantive criteria. While, it is not possible to determine at this time what conclusions will be included in the final interpretation, the result could impact the accounting treatment of SPEs utilized by the Company in prior transactions. The Company’s 2001 Annual Report on Form 10-K provides a detailed description of the Company’s off-balance sheet activities, including the utilization of SPEs.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when they are incurred rather than at the date of a commitment to an exit or disposal plan under current practice. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. The new requirements are effective prospectively for exit activity or disposal activities initiated after December 31, 2002 and will be adopted by the Company effective January 1, 2003. The adoption of SFAS No. 146 is expected to impact the timing of recognition of costs associated with future exit and disposal activities.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition
                   and Results of Operations—
                   Three and nine months ended September 30, 2002 and 2001

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company’s current plans and expectations and involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Generally, the words “believe,” “expect,” “estimate,” “anticipate,” “will” and similar expressions identify forward-looking statements.

Important factors that could cause such differences include, among others: general economic conditions in the U.S. and worldwide; the market for the Company’s used equipment; the highly competitive environment applicable to the Company’s operations (including competition in supply chain solutions and dedicated contract carriage from other logistics companies as well as from air cargo, shippers, railroads and motor carriers and competition in full service leasing and commercial rental from companies providing similar services as well as truck and trailer manufacturers that provide leasing, extended warranty maintenance, rental and other transportation services); greater than expected expenses associated with the Company’s activities (including increased cost of fuel, freight and transportation) or personnel needs; availability of equipment; adverse changes in debt ratings; changes in accounting assumptions; changes in customers’ business environments (or the loss of a significant customer) or changes in government regulations.

The risks included here are not exhaustive. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on the Company’s business. Accordingly, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Exposure to market risk for changes in interest rates relates primarily to debt obligations. The Company’s interest rate risk management program objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. The Company manages its exposure to interest rate risk through the proportion of fixed rate and variable rate debt in the total debt portfolio. From time to time, the Company also uses interest rate swap and cap agreements to manage its fixed-rate and variable-rate exposure and to better match the repricing of its debt instruments to that of its portfolio of assets.

The following table summarizes interest rate swaps and caps outstanding as of September 30, 2002 expressed in U.S. Dollar Equivalents. The table shows the notional amount and fair value of the swaps and caps related weighted average interest rates by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at September 30, 2002. This information should be read in conjunction with “Derivative Instruments and Hedging Activities” in the Notes to Consolidated Condensed Financial Statements.

	Expected Maturity Date
	Years ended December 31					Thereafter	Total	Fair Value Asset (Liab.)
September 30, 2002	2002	2003	2004	2005	2006
	(in thousands)
Interest rate swaps:
Fixed-to-variable swaps (Dollar denominated)— Fair value hedges:	$—	—	37,000	100,000	150,000	35,000	322,000	26,574
Average pay variable-rate	3.27%	4.04%	5.24%	5.94%	6.22%	6.65%
Average receive fixed-rate	6.70%	6.70%	6.70%	6.70%	6.54%	6.61%
Variable-to-fixed swaps (Pound Sterling denominated)—Cash flow hedges:	$—	—	23,529	—	—	—	23,529	(502)
Average pay fixed-rate	5.91%	5.91%	5.91%	—	—	—
Average receive variable-rate	2.69%	3.40%	4.60%	—	—	—
Interest rate caps (Dollar denominated)—No hedging designation:	$—	—	—	160,000	—	—	160,000	788
Average rate	6.25%	6.25%	6.25%	6.25%	—	—

ITEM 4.    Controls and Procedures

Within the 90 days prior to the filing date of this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in the paragraph above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

(15)	Letter regarding unaudited interim financial statements.

(99.1)	Certification of Gregory T. Swienton pursuant to 18 U.S.C. Section 1350.

(99.2)	Certification of Corliss J. Nelson pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

On August 7, 2002, the Company filed a current report on Form 8-K furnishing under Item 9 sworn statements and certifications submitted to the Securities and Exchange Commission by Gregory T. Swienton, Chairman, President and Chief Executive Officer, and Corliss J. Nelson, Senior Executive Vice President and Chief Financial Officer, relating to certain of the Company’s filings under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC. (Registrant)

Date:	November 7, 2002	By:	/S/ CORLISS J. NELSON
Corliss J. Nelson Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date:	November 7, 2002	By:	/S/ ART A. GARCIA
Art A. Garcia Vice President and Controller (Principal Accounting Officer)

CERTIFICATION

I, Gregory T. Swienton, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ryder System, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 7, 2002	/S/ GREGORY T. SWIENTON
Gregory T. Swienton Chairman, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

(15)	Letter regarding unaudited interim financial statements.

(99.1)	Certification of Gregory T. Swienton pursuant to 18 U.S.C. Section 1350.

(99.2)	Certification of Corliss J. Nelson pursuant to 18 U.S.C. Section 1350.