Form 10-Q/A
period 2002-09-30
RYDER SYSTEM INC
filed 2002-11-08
CIK 85961

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This amended report on Form 10-Q/A is being filed to include the certification of Mr. Corliss J. Nelson, Senior Executive Vice President and Chief Financial Officer which, as a result of technical complications, was inadvertently omitted from the original report on Form 10-Q.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC. (Registrant)

Date:	November 8, 2002	By:	/S/ CORLISS J. NELSON
Corliss J. Nelson Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date:	November 8, 2002	By:	/S/ ART A. GARCIA
Art A. Garcia Vice President and Controller (Principal Accounting Officer)

3

CERTIFICATION

I, Corliss J. Nelson, certify that:

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

Date:	November 7, 2002	/S/ CORLISS J. NELSON
Corliss J. Nelson Senior Executive Vice President and Chief Financial Officer

42