Form 10-Q
period 2003-03-31
RYDER SYSTEM INC
filed 2003-05-08
CIK 85961

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Ryder System, Inc. had 62,749,694 shares of common stock ($0.50 par value per share) outstanding as of April 30, 2003.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Condensed Statements of Earnings
Consolidated Condensed Balance Sheets
Consolidated Condensed Statements of Cash Flows
Notes To Consolidated Condensed Financial Statements
INDEPENDENT ACCOUNTANTS’ REVIEW REPORT
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2003 AND 2002
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
EXHIBIT INDEX
SIGNATURES
CERTIFICATION
CERTIFICATION
Letter Re: Unaudited Interim Financial Information
Certification of Gregory T. Swienton
Certification of Tracy A. Leinbach

RYDER SYSTEM, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Ryder System, Inc. and Subsidiaries

Consolidated Condensed Statements of Earnings

(unaudited)

	Three months ended March 31,

	2003	2002

	(In thousands, except per share amounts)
Revenue	$1,194,375	1,149,917

Operating expense	515,097	473,651
Salaries and employee-related costs	312,740	311,825
Freight under management expense	104,884	92,199
Depreciation expense	141,313	132,952
Gains on vehicle sales, net	(4,036)	(1,920)
Equipment rental	73,652	94,372
Interest expense	20,748	24,199
Miscellaneous income, net	(2,458)	(2,460)
Restructuring and other recoveries, net	(283)	(1,234)

	1,161,657	1,123,584

Earnings before income taxes and cumulative effect of changes in accounting principles	32,718	26,333
Provision for income taxes	11,778	9,480

Earnings before cumulative effect of changes in accounting principles	20,940	16,853
Cumulative effect of changes in accounting principles	(1,169)	(18,899)

Net earnings (loss)	$19,771	(2,046)

Earnings (loss) per common share — Basic:
Before cumulative effect of changes in accounting principles	$0.34	0.28
Cumulative effect of changes in accounting principles	(0.02)	(0.31)

Net earnings (loss)	$0.32	(0.03)

Earnings (loss) per common share — Diluted:
Before cumulative effect of changes in accounting principles	$0.33	0.27
Cumulative effect of changes in accounting principles	(0.02)	(0.30)

Net earnings (loss)	$0.31	(0.03)

Cash dividends per common share	$0.15	0.15

See accompanying notes to consolidated condensed financial statements.

Ryder System, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

	(unaudited)
	March 31,	December 31,
	2003	2002

	(In thousands, except share amounts)
Assets:
Current assets:
Cash and cash equivalents	$111,553	104,237
Receivables, net	641,437	640,309
Inventories	57,708	59,104
Tires in service	131,027	131,569
Prepaid expenses and other current assets	113,432	88,952

Total current assets	1,055,157	1,024,171
Revenue earning equipment, net	2,487,331	2,497,614
Operating property and equipment, net	525,474	530,877
Direct financing leases and other assets	519,417	531,760
Intangible assets and deferred charges	181,570	182,560

Total assets	$4,768,949	4,766,982

Liabilities and shareholders’ equity:
Current liabilities:
Current portion of long-term debt	$245,658	162,369
Accounts payable	292,554	277,001
Accrued expenses	415,264	422,706

Total current liabilities	953,476	862,076
Long-term debt	1,261,607	1,389,099
Other non-current liabilities	480,103	473,879
Deferred income taxes	945,960	933,713

Total liabilities	3,641,146	3,658,767

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding March 31, 2003 or December 31, 2002	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, March 31, 2003 — 62,665,196; December 31, 2002 — 62,440,937	579,373	575,503
Retained earnings	817,146	806,761
Deferred compensation	(3,782)	(3,423)
Accumulated other comprehensive loss	(264,934)	(270,626)

Total shareholders’ equity	1,127,803	1,108,215

Total liabilities and shareholders’ equity	$4,768,949	4,766,982

See accompanying notes to consolidated condensed financial statements.

Ryder System, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(unaudited)

	Three months ended March 31,

	2003	2002

	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$19,771	(2,046)
Cumulative effect of changes in accounting principles	1,169	18,899
Depreciation expense	141,313	132,952
Gains on vehicle sales, net	(4,036)	(1,920)
Amortization expense and other non-cash charges, net	1,848	874
Deferred income tax expense	8,055	16,356
Changes in operating assets and liabilities:
Increase in aggregate balance of trade receivables sold	—	55,000
Receivables	(5,374)	20,095
Inventories	1,396	(1,515)
Prepaid expenses and other assets	(16,112)	(1,967)
Accounts payable	15,553	13,786
Accrued expenses and other non-current liabilities	(7,115)	(25,323)

Net cash provided by operating activities	156,468	225,191

Cash flows from financing activities:
Net change in commercial paper borrowings	(53,500)	(135,500)
Debt proceeds	33,105	78,893
Debt repaid, including capital lease obligations	(30,775)	(142,075)
Dividends on common stock	(9,385)	(9,149)
Common stock issued	2,967	21,110

Net cash used in financing activities	(57,588)	(186,721)

Cash flows from investing activities:
Purchases of property and revenue earning equipment	(147,943)	(125,369)
Sales of property and revenue earning equipment	39,984	37,530
Collections on direct finance leases	15,882	15,581
Other, net	513	(2,200)

Net cash used in investing activities	(91,564)	(74,458)

Increase (decrease) in cash and cash equivalents	7,316	(35,988)
Cash and cash equivalents at January 1	104,237	117,866

Cash and cash equivalents at March 31	$111,553	81,878

See accompanying notes to consolidated condensed financial statements.

Ryder System, Inc. and Subsidiaries

Notes To Consolidated Condensed Financial Statements (unaudited)

(A)	INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of Ryder System, Inc. and subsidiaries (the “Company”) and have been prepared by the Company in accordance with the accounting policies described in the 2002 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements and notes which appear in that report. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures herein are adequate. The operating results for interim periods are unaudited and are not necessarily indicative of the results that can be expected for a full year. Certain prior year amounts have been reclassified to conform to current period presentation.

(B)	ACCOUNTING CHANGES

Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs was adopted by the Company on January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The cumulative effect adjustment recognized upon adoption of this standard was $1.2 million on an after-tax basis, or $0.02 per diluted share, consisting primarily of costs associated with the retirement of certain components of revenue earning equipment. Net earnings for the quarter ended March 31, 2002 and for the full year of 2002 would not have been materially different if this standard had been adopted effective January 1, 2002.

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” and discontinued the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 also required the Company to perform an assessment of whether there was an indication that the remaining recorded goodwill was impaired as of the date of adoption. In June 2002, the Company completed the assessment of all of its existing goodwill totaling $168.3 million as of January 1, 2002. As a result of this review, the Company recorded a non-cash charge of $18.9 million on a before and after-tax basis, or $0.30 per diluted share, associated with the Asian operations of the Company’s Supply Chain Solutions business segment. The transitional impairment charge was recognized as the cumulative effect of a change in accounting principle effective January 1, 2002. The impact of this accounting change had no effect on the Company’s operating earnings.

(C)	REVENUE EARNING EQUIPMENT

	March 31,	December 31,
	2003	2002

	(In thousands)
Full service lease	$3,198,700	3,111,870
Commercial rental	1,166,518	1,153,173

	4,365,218	4,265,043
Accumulated depreciation	(1,877,887)	(1,767,429)

Total	$2,487,331	2,497,614

At March 31, 2003 and December 31, 2002, the net carrying value of revenue earning equipment held for sale was $36.8 million and $34.6 million, respectively.

(D)	OPERATING PROPERTY AND EQUIPMENT

	March 31,	December 31,
	2003	2002

	(In thousands)
Land	$106,215	106,367
Buildings and improvements	590,798	588,283
Machinery and equipment	500,758	498,308
Other	68,373	65,094

	1,266,144	1,258,052
Accumulated depreciation	(740,670)	(727,175)

Total	$525,474	530,877

(E)	INCOME TAXES

The audit of the consolidated federal income tax returns for 1995, 1996 and 1997 is in the appeals process with the Internal Revenue Service. The Company believes that the ultimate outcome of the audit will not result in a material impact on the Company’s consolidated results of operations or financial position. Years prior to 1995 are closed and no longer subject to audit. Management believes that taxes accrued on the consolidated balance sheet fairly represent the amount of future tax liability due by the Company.

(F)	DEBT AND OTHER FINANCING

	March 31,	December 31,
	2003	2002

	(In thousands)
U.S. commercial paper	$64,000	117,500
Unsecured U.S. notes:
Debentures	325,764	325,749
Medium-term notes	747,129	727,000
Unsecured foreign obligations	227,416	229,032
Other debt, including capital leases	122,448	127,898

Total debt before interest rate swaps	1,486,757	1,527,179
Fair market value adjustment on notes subject to hedging(a)	20,508	24,289

Total debt	1,507,265	1,551,468
Current portion	(245,658)	(162,369)

Long-term debt	$1,261,607	1,389,099

(a)	Fair market value of executed interest rate swaps totaling $322.0 million designated as fair value hedges.

The Company can borrow up to $860.0 million through a global revolving credit facility. The facility is composed of a $300.0 million tranche, which matures in May 2003 and is renewable annually (and is in the process of being renewed), and a $560.0 million tranche which matures in May 2006. The primary purposes of the credit facility are to finance working capital and provide support for the issuance of commercial paper. At the Company’s option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s annual facility fee ranges from 12.5 to 15.0 basis points applied to the total facility of $860.0 million based on the Company’s current credit rating. At March 31, 2003, $715.0 million was available under this global credit facility. Of this amount, $300.0 million was available at a maturity of less than one year. Foreign borrowings of $81.0 million were outstanding under the facility at March 31, 2003. In order to maintain availability of funding, the global revolving credit facility requires the Company to maintain a ratio of debt to consolidated adjusted tangible net worth, as defined, of less than or equal to 300.0 percent. The ratio at March 31, 2003 was 113.2 percent.

During the three months ended March 31, 2003 and 2002, the Company added capital lease obligations of $5.9 and $0.8 million, respectively, in connection with the extension of existing leases of revenue earning equipment.

In 1998, the Company filed an $800.0 million shelf registration statement with the Securities and Exchange Commission. Proceeds from the issuances of debt securities under the shelf registration have been and are expected to be used for capital expenditures, debt refinancing and general corporate purposes. At March 31, 2003, the Company had $167.0 million of debt securities available for issuance under this shelf registration statement.

At March 31, 2003, the Company had letters of credit outstanding totaling $152.3 million, which primarily guarantee various insurance activities. Certain of these letters of credit guarantee insurance activities associated with insurance claim liabilities transferred in conjunction with the sale of certain businesses reported as discontinued operations in previous years. To date, the insurance claims, representing per claim deductibles payable under third-party insurance policies, have been paid by the companies that assumed such liabilities. However, if all or a portion of the assumed claims of approximately $13.3 million are unable to be paid, the third-party insurers may have recourse against certain of the outstanding letters of credit provided by the Company in order to satisfy the unpaid claim deductibles.

(G)	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding. Restricted stock granted to employees and directors of the Company are not included in the computation of earnings per share until such securities vest. Diluted earnings per share reflect the dilutive effect of potential common shares from securities such as stock options and unvested restricted stock. The dilutive effect of stock options is computed using the treasury stock method, which assumes the repurchase of common shares by the Company at the average market price for the period.

A reconciliation of the number of shares used in computing basic and diluted earnings per share follows:

	Three months ended March 31,

	2003	2002

	(In thousands)
Weighted average shares outstanding — Basic	62,158	60,746
Effect of dilutive options and unvested restricted stock	635	1,120

Weighted average shares outstanding — Diluted	62,793	61,866

Anti-dilutive options not included above	5,559	4,433

(H)	STOCK-BASED COMPENSATION

The Company’s stock-based employee compensation plans are accounted for under the intrinsic value method. Under this method, compensation cost is recognized based on the excess, if any, of the quoted market price of the stock at the date of grant (or other measurement date) and the amount an employee must pay to acquire the stock. The Company does record compensation cost for the amortization of restricted stock issued to employees and directors.

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share had the Company applied the fair value method of accounting to stock-based employee compensation.

	Three months ended March 31,

	2003	2002

	(In thousands, except per share amounts)
Net earnings (loss), as reported	$19,771	(2,046)
Add: Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects	225	228
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(656)	(1,483)

Pro forma net earnings (loss)	$19,340	(3,301)

Earnings (loss) per common share:
Basic:
As reported	$0.32	(0.03)
Pro forma	$0.31	(0.05)
Diluted:
As reported	$0.31	(0.03)
Pro forma	$0.31	(0.05)

The fair values of options granted were estimated as of the dates of grant using the Black-Sholes option pricing model. Total stock-based employee compensation expense for the three months ended March 31, 2003 and 2002 includes the effect of cancelled options totaling 427,132 and 50,374, respectively.

(I)	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following table provides a reconciliation of net earnings (loss) as reported in the Company’s Consolidated Condensed Statements of Earnings to comprehensive income (loss).

	Three months ended March 31,

	2003	2002

	(In thousands)
Net earnings (loss)	$19,771	(2,046)

Other comprehensive income (loss):
Foreign currency translation adjustments	5,945	(8,088)
Additional minimum pension liability adjustment	—	(1,507)
Unrealized net (loss) gain on derivative instruments	(253)	91

	5,692	(9,504)

Total comprehensive income (loss)	$25,463	(11,550)

(J)	RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING FUTURE PERIODS

In January 2003, the Financial Accounting Standards Board issued Financial Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities” that establishes accounting guidance for identifying variable interest entities (VIEs), including special-purpose entities, and when to include the assets, liabilities, noncontrolling interests and results of activities of VIEs in an enterprise’s consolidated financial statements. FIN No. 46 requires consolidation of VIEs if the primary beneficiary has a variable interest (or combination of variable interests) that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. The enterprise consolidating the VIE is the primary beneficiary of that entity. FIN No. 46 was effective immediately for variable interests in VIEs created after January 31, 2003. For a variable interest in a VIE created before February 1, 2003, the recognition provisions of FIN No. 46 shall apply to that entity as of the first interim period beginning after June 15, 2003.

The Company expects, as a result of the initial recognition provisions of FIN No. 46, to consolidate certain VIEs effective July 1, 2003. These VIEs were established in connection with sale-leaseback transactions entered into in previous years. The carrying value of the assets, principally revenue earning equipment, and third party debt as of March 31, 2003 attributed to these unconsolidated VIEs was approximately $486 million and $422 million, respectively. Although the consolidation of the VIEs will impact certain financial ratios, consolidated net earnings for future periods and shareholders’ equity will not be significantly impacted. The Company’s maximum exposure to loss, at March 31, 2003, as a result of its involvement in these VIEs is approximately $111 million.

In November 2002, the Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The application of the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 (the quarter beginning July 1, 2003 for the Company) and will be applied prospectively. The Company has not yet completed its assessment of the anticipated adoption impact, if any, of EITF No. 00-21.

(K)	RESTRUCTURING AND OTHER RECOVERIES, NET

The components of restructuring and other recoveries, net for the three months ended March 31, 2003 and 2002 were as follows:

	Three months ended March 31,

	2003	2002

	(In thousands)
Restructuring recoveries:
Severance and employee-related costs	$—	(640)
Facility and related costs	—	(51)

	—	(691)
Other recoveries:
Asset write-downs	(283)	(23)
Insurance reserves — sold business	—	(520)

Total	$(283)	(1,234)

Allocation of restructuring and other recoveries, net across reportable business segments for the three months ended March 31, 2003 and 2002 was as follows:

	Three months ended March 31,

	2003	2002

	(In thousands)
Fleet Management Solutions	$(283)	(23)
Central Support Services	—	(1,211)

Total	$(283)	(1,234)

2003 Recoveries

Other recoveries in 2003 represent gains on sale of owned facilities identified for closure in prior restructuring charges.

2002 Recoveries

During the first quarter of 2002, severance and employee related costs that had been recorded in a 1999 restructuring were reversed due to refinements in estimates. Other recoveries in the first quarter of 2002 primarily consisted of the final settlement of reserves attributed to a previously sold business.

Activity related to restructuring reserves for the three months ended March 31, 2003 was as follows:

	Dec. 31,			March 31,
	2002			2003
	Balance	Additions	Deductions	Balance

	(In thousands)
Employee severance and benefits	$9,369	—	3,690	5,679
Facilities and related costs	3,275	—	538	2,737

	$12,644	—	4,228	8,416

At March 31, 2003, the employee terminations from prior restructuring plans were substantially finalized. Deductions represent cash payments made during the period. At March 31, 2003, the outstanding restructuring obligations are required to be paid principally over the next two years.

(L)	SEGMENT INFORMATION

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

The Company’s primary measurement of segment financial performance, defined as “Net Before Taxes” (NBT), includes an allocation of Central Support Services (CSS) and excludes restructuring and other recoveries, net. CSS represents those costs incurred to support all business segments, including sales and marketing, human resources, finance, corporate services, information technology, health and safety, legal and communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs.

Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, corporate communications, public affairs and certain executive compensation.

CSS costs attributable to the business segments are generally allocated to FMS, SCS and DCC as follows:

•	Sales and marketing, finance, corporate services and health and safety — allocated based upon estimated and planned resource utilization.

•	Human resources — individual costs within this category are allocated in several ways, including allocation based on estimated utilization and number of personnel supported.

•	Information technology — allocated principally based upon utilization-related metrics such as number of users or minutes of CPU time. Customer-related project costs and expenses are allocated to the business segment responsible for the project.

•	Other — represents purchasing, legal, and other centralized costs and expenses including certain incentive compensation costs. Expenses, where allocated, are based primarily on the number of personnel supported.

The FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to the SCS and DCC segments. Inter-segment revenues and NBT are accounted for at approximate fair value as if the transactions were made with independent third parties. NBT related to inter-segment equipment and services billed to customers (equipment contribution) is included in both FMS and the business segment which served the customer, then eliminated (presented as “Eliminations”). Equipment contribution included in SCS NBT was $3.8 million for the three months ended March 31, 2003 and 2002. Equipment contribution included in DCC NBT was $4.7 million and $4.5 million for the three months ended March 31, 2003 and 2002, respectively. Interest expense is allocated based on targeted segment leverage ratios and are primarily allocated to the FMS business segment since such borrowings are used principally to fund the purchase of revenue earning equipment used in FMS.

The following tables set forth financial information for each of the Company’s business segments for the three months ended March 31, 2003 and 2002. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

	FMS	SCS	DCC	Eliminations	CSS	Total

	(In thousands)
2003
Revenue from external customers	$730,839	334,223	129,313	—	—	1,194,375
Intersegment revenue	80,154	—	—	(80,154)	—	—

Total revenue	$810,993	334,223	129,313	(80,154)	—	1,194,375

NBT(a)	$33,169	7,327	6,912	(8,532)	(6,441)	32,435

Capital expenditures(a)(b)	$141,045	3,940	254	—	2,704	147,943

2002
Revenue from external customers	$687,204	337,111	125,602	—	—	1,149,917
Intersegment revenue	77,857	—	—	(77,857)	—	—

Total revenue	$765,061	337,111	125,602	(77,857)	—	1,149,917

NBT(a)	$36,649	(2,196)	4,982	(8,298)	(6,038)	25,099

Capital expenditures(a)(b)	$119,930	3,567	67	—	1,805	125,369

(a)	CSS includes the activity not allocated to the reportable business segments.

(b)	FMS capital expenditures exclude non-cash additions of $5.9 million and $0.8 million during the three months ended March 31, 2003 and 2002, respectively, in assets held under capital leases resulting from the extension of existing leases.

The following table sets forth the reconciliation between NBT and earnings before income taxes and cumulative effect of changes in accounting principles for the three months ended March 31, 2003 and 2002.

	Three months ended March 31,

	2003	2002

	(In thousands)
NBT	$32,435	25,099
Restructuring and other recoveries, net	283	1,234

Earnings before income taxes and cumulative effect of changes in accounting principles	$32,718	26,333

(M)	OTHER MATTERS

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
Suite 2800
Miami, Florida 33131

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS
RYDER SYSTEM, INC.:

     We have reviewed the accompanying consolidated condensed balance sheet of Ryder System, Inc. and subsidiaries as of March 31, 2003, and the related consolidated condensed statements of earnings and cash flows for the three months ended March 31, 2003 and 2002. These consolidated condensed financial statements are the responsibility of the Company’s management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Ryder System, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of earnings, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 6, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

     As discussed in the notes to the consolidated condensed financial statements, the Company changed its method of accounting for asset retirement obligations in 2003 and its method of accounting for goodwill and other intangible assets in 2002.

/s/ KPMG LLP

Miami, Florida
April 23, 2003

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS —
THREE MONTHS ENDED MARCH 31, 2003 AND 2002

OVERVIEW

     The following discussion should be read in conjunction with the unaudited consolidated condensed financial statements and notes thereto included under ITEM 1. In addition, reference should be made to the Company’s audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2002 Annual Report on Form 10-K.

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

CONSOLIDATED RESULTS

	Three months ended March 31,

	2003	2002

	(In thousands, except per share data)
Earnings before cumulative effect of changes in accounting principles	$20,940	16,853
Per diluted common share	0.33	0.27

Net earnings (loss)(a)	19,771	(2,046)
Per diluted common share	0.31	(0.03)

Weighted-average shares outstanding — Diluted	62,793	61,866

(a)	Net earnings for the three months ended March 31, 2003 include the cumulative effect of a change in accounting for costs associated with the eventual retirement of long-lived assets primarily relating to components of revenue earning equipment resulting in an after-tax charge of $1.2 million, or $0.02 per diluted common share. Net loss for the three months ended March 31, 2002 include the cumulative effect of a change in accounting for goodwill resulting in an after-tax charge of $18.9 million, or $0.30 per diluted common share.

     Earnings before cumulative effect of changes in accounting principles increased 24.3 percent to $20.9 million in the first quarter of 2003 compared with the same period last year. The increase in net earnings is due primarily to operational improvements in SCS as a result of margin improvement initiatives and cost containment actions, improved levels of rental fleet utilization in FMS, and the impact of higher pricing of used tractor sales (both owned and leased) and lower carrying costs due to reduced levels of units held for sale. Net earnings were negatively affected by an increase in pension expense of $12.9 million in the first quarter of 2003 compared with the same period last year. The pension expense increase in 2003 primarily impacts FMS, which employs the majority of the Company’s employees that participate in the Company’s primary U.S. pension plan, and is expected to continue for the remainder of 2003. See “Operating Results by Business Segment” for a further discussion of operating results.

	Three months ended March 31,

	2003	2002

	(In thousands)
Revenue:
Fleet Management Solutions	$810,993	765,061
Supply Chain Solutions	334,223	337,111
Dedicated Contract Carriage	129,313	125,602
Eliminations	(80,154)	(77,857)

Total	$1,194,375	1,149,917

     Revenue increased 3.9 percent to $1.19 billion in the first quarter of 2003 compared with the same period in 2002. The overall increase in revenue was driven primarily by increased FMS fuel services revenue as a result of higher average fuel prices. The Company realized minimal changes in profitability as a result of higher fuel services revenue as these generally reflect costs that are passed through to customers. Despite a smaller rental fleet, FMS also experienced increases in revenue in commercial rental compared with the same period last year due primarily to higher rental fleet utilization rates and improved pricing. The increases in FMS revenue were partially offset by a decrease in full service lease and programmed maintenance reflecting the impact of the continued slow economic conditions in the U.S. SCS revenue decreased 0.9 percent in the first quarter of 2003 compared with the same period in 2002 as a result of volume reductions primarily in the electronics, high-tech and telecommunications sector, combined with the non-renewal of certain business.

	Three months ended March 31,

	2003	2002

	(In thousands)
Operating expense	$515,097	473,651
Percentage of revenue	43.1%	41.2%

     Operating expense increased $41.4 million, or 8.8 percent, to $515.1 million in the first quarter of 2003 compared with the same period in 2002. The increase was principally a result of a $41.6 million increase in fuel costs as a result of higher average fuel prices in 2003. Operating expenses were also impacted by higher maintenance costs as a result of an older fleet that was more than offset by a reduction in overhead spending from the Company’s continuing cost containment actions.

	Three months ended March 31,

	2003	2002

	(In thousands)
Salaries and employee-related costs	$312,740	311,825
Percentage of revenue	26.2%	27.1%

     Salaries and employee-related costs increased by $0.9 million, or 0.3 percent, to $312.7 million in the first quarter of 2003 compared with the same period in 2002. The increase was a result of higher net pension expense, which was largely offset by the impact of reductions in headcount. Net pension expense increased $12.9 million to $20.2 million in the first quarter of 2003 compared with the first quarter of 2002. Average headcount decreased in the first quarter of 2003 compared with the same period in 2002 reflecting the impact of the Company’s cost containment actions and reduced volumes in the SCS business segment.

     Net pension expense for all pension plans is expected to total approximately $81 million for full-year 2003 compared with $29 million in 2002. The increase in net pension costs is primarily attributable to the U.S. pension plan and reflects the adverse effect of negative pension asset returns in 2002 as well as a declining interest rate environment resulting in a lower discount rate for measuring pension obligations. For 2003, net pension expense for the Company’s U.S. pension plan, the Company’s primary plan, is expected to increase approximately $51 million to $64 million using an assumed discount rate of 6.5 percent and an expected long-term rate of return on assets of 8.5 percent.

	Three months ended March 31,

	2003	2002

	(In thousands)
Freight under management expense	$104,884	92,199
Percentage of revenue	8.8%	8.0%

     Freight under management (FUM) expense represents subcontracted freight costs on logistics contracts for which the Company purchases transportation. FUM expense increased by $12.7 million, or 13.8 percent, to $104.9 million in the first quarter of 2003 compared with the same period in 2002. The increase is a result of increased freight volumes in certain SCS automotive accounts in the U.S. and Canada.

	Three months ended March 31,

	2003	2002

	(In thousands)
Depreciation expense	$141,313	132,952
Gains on vehicle sales, net	$(4,036)	(1,920)
Equipment rental	$73,652	94,372

     Depreciation expense in the first quarter of 2003 increased by $8.4 million, or 6.3 percent, to $141.3 million compared with the first quarter of 2002. The increase in depreciation expense resulted principally from an increase in the average number of owned (compared with leased) revenue earning equipment units in the first quarter of 2003. Despite an overall decline in the fleet size, the Company has experienced an increase in the average number of units owned in the first quarter of 2003 as compared to the same period in 2002. The overall decline in the fleet was attributable to weak leasing demand and the Company’s continued focus on asset management and reducing capital expenditures through vehicle redeployments and lease extensions.

     Gains on vehicle sales increased $2.1 million, or 110.2 percent, to $4.0 million in the first quarter of 2003 compared with the first quarter in 2002. Despite a decline in the number of units sold during the first quarter of 2003, the Company experienced improved gains on vehicle sales due to higher average pricing on vehicles sold in the tractor class.

     Equipment rental primarily consists of rental costs on revenue earning equipment in FMS. Equipment rental costs decreased $20.7 million, or 22.0 percent, to $73.7 million in the first quarter of 2003 compared with 2002. The decrease in the first quarter of 2003 is due to a reduction in the average number of leased vehicles and lower lease termination charges due to better pricing in the tractor class and fewer units.

	Three months ended March 31,

	2003	2002

	(In thousands)
Interest expense	$20,748	24,199
Percentage of revenue	1.7%	2.1%

     Interest expense decreased $3.5 million, or 14.3 percent to $20.7 million during the first quarter of 2003 compared with the same period in 2002. The decrease in interest expense principally reflects overall lower market interest rates and reduced effective interest rates as a result of hedging transactions entered into during 2002.

	Three months ended March 31,

	2003	2002

	(In thousands)
Miscellaneous income, net	$(2,458)	(2,460)

     The Company had net miscellaneous income of $2.5 million in the first quarter of 2003 and 2002. Miscellaneous income, net primarily represents servicing fee income related to administrative services provided to vehicle lease trusts in connection with vehicle securitization transactions. In the first quarter of 2003, benefits from lower losses on the sale of receivables related to the decreased use of the Company’s revolving receivable conduit were offset by increased losses on investments classified as trading securities used to fund certain benefit plans.

	Three months ended March 31,

	2003	2002

	(In thousands)
Provision for income taxes	$11,778	9,480

     The Company’s effective income tax rate on earnings of 36.0 percent for the first quarter of 2003 remained unchanged in comparison to the same period in 2002.

RESTRUCTURING AND OTHER RECOVERIES, NET

     The Company had recoveries of prior restructuring and other charges of $0.3 million and $1.2 million in the three months ended March 31, 2003 and 2002, respectively. See “Restructuring and Other Recoveries, Net” in the Notes to Consolidated Condensed Financial Statements for a complete discussion of these items.

OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended March 31,

	2003	2002

	(In thousands)
Revenue:
Fleet Management Solutions	$810,993	765,061
Supply Chain Solutions	334,223	337,111
Dedicated Contract Carriage	129,313	125,602
Eliminations	(80,154)	(77,857)

Total	$1,194,375	1,149,917

NBT:
Fleet Management Solutions	$33,169	36,649
Supply Chain Solutions	7,327	(2,196)
Dedicated Contract Carriage	6,912	4,982
Eliminations	(8,532)	(8,298)

	38,876	31,137
Unallocated Central Support Services	(6,441)	(6,038)

Earnings before restructuring and other recoveries, taxes, and cumulative effect of changes in accounting principles	32,435	25,099
Restructuring and other recoveries	283	1,234

Earnings before income taxes and cumulative effect of changes in accounting principles	$32,718	26,333

     The Company’s primary measurement of segment financial performance, defined as “Net Before Taxes” (NBT), includes an allocation of Central Support Services (CSS) and excludes restructuring and other recoveries, net. CSS represents those costs incurred to support all business segments, including sales and marketing, human resources, finance, corporate services, information technology, health and safety, legal and communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs.

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

     The FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to the SCS and DCC segments. Inter-segment revenues and NBT are accounted for at approximate fair value as if the transactions were made with independent third parties. NBT related to inter-segment equipment and services billed to customers (equipment contribution) is included in both FMS and the business segment which served the customer and then eliminated (presented as “Eliminations”). The following table sets forth equipment contribution included in NBT for the Company’s SCS and DCC segments for the three months ended March 31, 2003 and 2002.

	Three months ended March 31,

	2003	2002

	(In thousands)
Equipment contribution:
Supply Chain Solutions	$3,809	3,802
Dedicated Contract Carriage	4,723	4,496

Total	$8,532	8,298

     These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

     Fleet Management Solutions

	Three months ended March 31,

	2003	2002

	(In thousands)
Full service lease and programmed maintenance	$443,271	447,505
Commercial rental	106,738	99,009
Other	84,936	83,905

Dry revenue(a)	634,945	630,419
Fuel services revenue	176,048	134,642

Total revenue	$810,993	765,061

Segment NBT	$33,169	36,649

Segment NBT as a % of dry revenue(a)	5.2%	5.8%

(a)	The Company uses dry revenue to evaluate the operating performance of the FMS business segment and as a measure of sales activity. Fuel services revenue, which is directly impacted by fluctuations in market fuel prices, is excluded from the dry revenue computation as fuel is largely a pass through to customers for which the Company realizes minimal changes in profitability as a result of fluctuations in fuel revenue.

     FMS total revenue in the first quarter of 2003 totaled $811.0 million, an increase of 6.0 percent from the same period in 2002. The increase in total revenue was due primarily to higher fuel services revenue as a result of increased average fuel prices.

     Dry revenue increased 0.7 percent to $634.9 million in the first quarter of 2003 due to growth in commercial rental revenue. Full service lease and programmed maintenance revenue decreased 0.9 percent in the first quarter of 2003 reflecting the effects of weak leasing demand as well as decreases in variable billings, which are generally a function of total miles run by leased vehicles. Lease revenue was also somewhat impacted in the first quarter of 2003 by abnormally harsh weather conditions experienced across large parts of the continental U.S. These decreases were partially offset by higher revenue in the U.K. and Canada as a result of favorable exchange rates and higher volumes. The Company anticipates unfavorable full service lease and programmed maintenance revenue comparisons to continue over the near term as a result of the continued softness in the U.S. economy and uncertainty in the marketplace regarding decisions on committing to new long-term contracts.

     Commercial rental revenue increased 7.8 percent in the first quarter of 2003 compared with the same period in 2002. Despite a smaller rental fleet, commercial rental revenue improved due to higher rental pricing and utilization. Rental fleet utilization for the three months ended March 31, 2003 improved to 67.7 percent, compared to 63.5 percent for the same period in 2002. The increase in rental utilization was a result of better fleet management, the implementation of planned reductions in the size of the U.S. commercial rental fleet and the preference of customers, in light of the economic uncertainty, for short-term rental arrangements instead of long-term leases. The average commercial rental fleet size decreased 3.0 percent as of March 2003 compared with March 2002. Rental fleet utilization statistics are monitored for the U.S. only, which accounts for more than 80 percent of total commercial rental revenue. The Company expects commercial rental revenue to continue to improve in 2003 consistent with the positive revenue trends experienced in the second half of 2002.

     Other FMS revenue, which consists of trailer rentals, other maintenance and repairs services, and ancillary revenue to support product lines, remained relatively flat in the first quarter 2003 compared with the same period in 2002. The Company expects other revenue to decline over the near term as a result of business not renewed.

     FMS NBT was $33.2 million in the first quarter of 2003 compared with $36.6 million in the same period last year. FMS NBT as a percentage of dry revenue (revenue excluding fuel) was 5.2 percent in the first quarter of 2003 compared with 5.8 percent in 2002. This decrease was due primarily to higher pension expense of $11.9 million in the first quarter of 2003 as compared with the same period in 2002, as well as weak U.S. leasing demand. The impact of these items was partially offset by increased rental utilization, higher pricing of used vehicle sales in the tractor class (both owned and leased), decreased carrying costs on units held for sale, lower interest costs and improvement in operating expenses as a result of the Company’s cost management and process improvement actions.

     The Company’s fleet of owned and leased revenue earning equipment is summarized as follows (number of units rounded to the nearest hundred):

	March 31,	December 31,	March 31,
	2003	2002	2002

By type:
Trucks	62,300	62,200	64,800
Tractors	47,700	48,800	50,500
Trailers	44,500	44,800	46,500
Other	5,600	5,600	5,100

Total	160,100	161,400	166,900

By business:
Full service lease	119,400	120,900	124,900
Commercial rental	37,800	37,600	39,000
Service vehicles and other	2,900	2,900	3,000

Total	160,100	161,400	166,900

Owned	125,500	124,800	119,900
Leased	34,600	36,600	47,000

Total	160,100	161,400	166,900

Quarterly average	160,750		168,500

     The totals in each of the previous tables include the following non-revenue earning equipment (number of units rounded to the nearest hundred). Non-revenue earning equipment statistics are presented for the U.S. only.

	March 31,	December 31,	March 31,
	2003	2002	2002

Not yet earning revenue (NYE)	1,000	1,100	900
No longer earning revenue (NLE):
Units held for sale	3,800	3,500	4,600
Other NLE units	4,000	3,500	4,900

Total	8,800	8,100	10,400

     NYE units represent new units on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration units.

     NLE units represent units held for sale, as well as units for which no revenue has been earned for the previous 30 days. These vehicles may be temporarily out of service, being prepared for sale or not rented due to lack of demand. The increase in NLE units from December 2002 reflects the seasonal effects of the commercial rental business.

     Supply Chain Solutions

	Three months ended March 31,

	2003	2002

	(In thousands)
U.S. operating revenue:
Automotive, aerospace and industrial	$104,959	109,236
Electronics, high-tech, telecom and consumer industries	62,990	73,880
Other	3,280	3,499

Total U.S. operating revenue	171,229	186,615
International operating revenue	59,064	59,246

Total operating revenue(a)	230,293	245,861
Freight under management expense (FUM)	103,930	91,250

Total revenue	$334,223	337,111

Segment NBT	$7,327	(2,196)

Segment NBT as a % of operating revenue(a)	3.2%	(0.9)%

(a)	The Company uses operating revenue to evaluate the operating performance of the SCS business segment and as a measure of sales activity. FUM expenses are deducted from total revenue to arrive at operating revenue as FUM is largely a pass through to customers for which the Company realizes minimal changes in profitability as a result of fluctuations in FUM expenses.

     In the SCS business segment, first quarter of 2003 operating revenue decreased 6.3 percent to $230.3 million compared with the same period in 2002. SCS revenue reductions primarily occurred due to reduced volumes as a result of the slowdown in the U.S. economy. Some SCS revenue declines were also due to the non-renewal of certain contracts. In light of these factors and an anticipated decline in automotive volumes, the Company expects unfavorable revenue comparisons to continue over the near term.

     The SCS business segment NBT improved to $7.3 million in the first quarter of 2003 from a deficit of $2.2 million in the same period of 2002. NBT as a percentage of operating revenue was 3.2 percent in the first quarter of 2003, compared with negative 0.9 percent in the same quarter of 2002. The improved results in the first quarter of 2003 compared to the same period last year were due primarily to operational and pricing improvements, principally in the automotive group, as a result of margin improvement initiatives and the implementation of cost containment control measures. These items offset the impact of lower operating revenue.

     Dedicated Contract Carriage

	Three months ended March 31,

	2003	2002

	(In thousands)
Operating revenue(a)	$128,359	$124,653
Freight under management expense (FUM)	954	949

Total revenue	$129,313	$125,602

Segment NBT	$6,912	4,982

Segment NBT as a % of operating revenue(a)	5.4%	4.0%

(a)	The Company uses operating revenue to evaluate the operating performance of the DCC business segment and as a measure of sales activity. FUM expenses are deducted from total revenue to arrive at operating revenue as FUM is largely a pass through to customers for which the Company realizes minimal changes in profitability as a result of fluctuations in FUM expenses.

     In the DCC business segment, first quarter operating revenue totaled $128.4 million, an increase of 3.0 percent from the first quarter of 2002. NBT as a percentage of operating revenue was 5.4% in the first quarter of 2003, compared with 4.0% in the same quarter of 2002. The increase in revenue in the first quarter of 2003 was due primarily to higher average fuel prices, which offset volume reductions, associated with softness in the U.S. economy and the non-renewal of certain unprofitable business. NBT increased 38.7 percent to $6.9 million in the first quarter of 2003 compared with the first quarter of 2002. The increase in segment NBT reflects the impact of higher insurance and safety costs in the year-earlier period.

     Central Support Services

	Three months ended March 31,

	2003	2002

	(In thousands)
Sales and marketing	$2,277	3,259
Human resources	4,721	4,942
Finance	13,802	13,835
Corporate services/public affairs	1,706	1,797
Information technology (IT)	21,337	24,349
Health and safety	2,089	2,250
Other	7,971	6,242

Total CSS	53,903	56,674
Allocation of CSS to business segments	47,462	50,636

Unallocated CSS	$6,441	6,038

     The decrease in total CSS expenses in the first quarter of 2003 compared with the same period of 2002 was due to reductions in almost all elements of CSS expense as a result of the Company’s continued cost containment actions, most notably in IT. Technology costs were lower due primarily to decreased development and support costs as a result of the in-sourcing of certain IT services.

FINANCIAL RESOURCES AND LIQUIDITY

     Cash Flows

     The following is a summary of the Company’s cash flows from operating, financing and investing activities for the three months ended March 31, 2003 and 2002:

	Three months ended March 31,

	2003	2002

	(In thousands)
Net cash provided by (used in):
Operating activities	$156,468	225,191
Financing activities	(57,588)	(186,721)
Investing activities	(91,564)	(74,458)

Net change in cash and cash equivalents	$7,316	(35,988)

     A detail of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.

     The decrease in cash flows provided by operating activities in the first quarter of 2003, compared with the same period last year, was primarily attributable to higher trade receivables sales in the first quarter of the prior year. The decrease in cash used in financing activities in the first quarter of 2003, compared to the same period last year, reflects lower debt repayments in 2003. The increase in cash used in investing activities in the first quarter of 2003, compared with the same period last year, was attributable to higher levels of capital spending.

     The Company refers to the net amount of cash generated from operating activities, excluding changes in the aggregate balance of trade receivables sold, collections on direct finance leases, proceeds from sale of assets and capital expenditures as “free cash flow.” While management considers free cash flow to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, net earnings (loss), cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles. The calculation of free cash flow may be different from the calculation used by other companies and, therefore, comparability may be limited.

     The following table shows the sources of the Company’s free cash flow for the three months ended March 31, 2003 and 2002:

	Three months ended March 31,

	2003	2002

	(In thousands)
Cash provided by operating activities	$156,468	225,191
Changes in the aggregate balance of trade receivables	—	(55,000)
Collections on direct finance leases	15,882	15,581
Sales of property and revenue earning equipment	39,984	37,530
Purchases of property and revenue earning equipment	(147,943)	(125,369)

Net free cash flows	$64,391	97,933

     The decrease in free cash flow in the first quarter of 2003 compared with the same period last year was primarily attributable to higher capital spending levels.

     The following table provides a summary of capital expenditures for the three months ended March 31, 2003 and 2002:

	Three months ended March 31,

	2003	2002

	(In thousands)
Revenue earning equipment(a):
Vehicle purchases	$119,567	94,165
Buy-back of vehicles under operating leases	15,938	20,281

	135,505	114,446
Operating property and equipment	12,438	10,923

Total	$147,943	125,369

(a)	Capital expenditures exclude non-cash additions of $5.9 million and $0.8 million during the three months ended March 31, 2003 and 2002, respectively, in assets held under capital leases resulting from the extension of existing leases.

     The increase in capital expenditures of 18.0 percent was due primarily to planned increased asset purchases in the commercial rental fleet. Capital expenditures also increased in the full service lease product line due to an anticipated higher level of vehicle replacements this year. Capital spending levels in full service lease, however, did not increase to the extent planned due to weak leasing demand and a higher than planned level of redeployments and term extensions. Management expects capital expenditures for the full year 2003 to be approximately 50 percent higher than full year 2002 levels. However, if the Company continues to experience weak leasing demand, estimated 2003 full year capital spending levels may be reduced later in the year.

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

     Total debt was $1.51 billion at March 31, 2003, a decrease of 2.8 percent from December 31, 2002. U.S. commercial paper outstanding at March 31, 2003 decreased to $64.0 million, compared with $117.5 million at December 31, 2002. The Company’s on-balance sheet percentage of variable-rate financing obligations (including swap agreements) was 35.2 percent at March 31, 2003, compared with 37.3 percent at December 31, 2002. Generally, the Company targets a variable-rate exposure of 25.0 to 45.0 percent of total obligations.

     The Company’s debt to equity and related ratios were as follows:

	March 31, 2003	December 31, 2002

On-balance sheet debt	$1,507,265	1,551,468
Debt to equity	134%	140%

Total obligations excluding securitization	$1,844,986	1,921,905
Total obligations to equity excluding securitization	164%	173%

Total obligations including securitizations	$2,128,718	2,232,860
Total obligations to equity including securitizations	189%	201%

     Debt to equity consists of the Company’s on-balance sheet debt for the period divided by total equity. Total obligations to equity represents debt plus the following off-balance sheet funding, all divided by total equity: (1) receivables sold, and (2) the present value of minimum lease payments and guaranteed residual values under operating leases for equipment, discounted at the interest rate implicit in the lease. Total obligations to equity, including securitizations, consists of total obligations, described above, plus the present value of contingent rentals under the Company’s securitizations (assuming customers make all lease payments on securitized vehicles when contractually due), discounted at the average interest rate paid to investors in the trust, all divided by total equity. The decrease in all of the above ratios in the first quarter of 2003 was driven by the Company’s reduced funding needs as a result of the reduction of the Company’s fleet and the extension of vehicle holding periods.

     The Company participates in an agreement, as amended from time to time, to sell with limited recourse up to $275.0 million of trade receivables on a revolving and uncommitted basis. This agreement expires in July 2004. The receivables are sold first to a bankruptcy remote special-purpose entity, Ryder Receivables Funding LLC (“RRF LLC”) that is included in the Company’s consolidated condensed financial statements. RRF LLC then sells certain receivables to well-capitalized, unrelated commercial entities at a loss, which approximates the purchaser’s financing cost of issuing its own commercial paper backed by the trade receivables over the period of anticipated collection. The Company is responsible for servicing receivables sold but has no retained interests. Due to the relatively short life of receivables sold, no servicing asset or liability is recognized related to this agreement. At March 31, 2003 and December 31, 2002, there were no receivables sold pursuant to this agreement.

     The Company’s debt ratings as of March 31, 2003 were as follows:

	Short-term	Long-term

Moody’s Investor Service	P2	Baa1
Standard & Poor’s Rating Group	A2	BBB
Fitch Ratings	F2	BBB+

     A downgrade of the Company’s debt below investment grade level would limit the Company’s ability to issue commercial paper and would result in the Company no longer having the ability to sell trade receivables under the agreement described above. As a result, the Company would have to rely on other established funding sources described below.

     The Company can borrow up to $860.0 million through a global credit facility. The facility is composed of a $300.0 million tranche, which matures in May 2003 and is renewable annually (and is in the process of being renewed), and a $560.0 million tranche which matures in May 2006. The primary purposes of the credit facility are to finance working capital and provide support for the issuance of commercial paper. At the Company’s option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. At March 31, 2003, $715.0 million was available under this global credit facility. Of this amount, $300.0 million was available at a maturity of less than one year. In order to maintain availability of funding, the global revolving credit facility requires the Company to maintain a ratio of debt to consolidated adjusted tangible net worth, as defined, of less than or equal to 300.0 percent. The ratio at March 31, 2003 was 113.2 percent.

     In 1998, the Company filed an $800.0 million shelf registration statement with the Securities and Exchange Commission. Proceeds from debt issues under the shelf registration have been and are expected to be used for capital expenditures, debt refinancing and general corporate purposes. At March 31, 2003, the Company had $167.0 million of debt securities available for issuance under this shelf registration statement.

     As of March 31, 2003 the Company had the following amounts available to fund operations under the aforementioned facilities:

	(In millions)
Global revolving credit facility	$715.0	($300.0 limited to less than one year)
Shelf registration statement	167.0
Trade receivables facility	275.0	(uncommitted basis)

     The Company believes such facilities, along with the Company’s commercial paper program and other funding sources, will be sufficient to fund operations in 2003.

     Off-Balance Sheet Arrangements

     In addition to the financing activities described above, the Company also periodically enters into sale and leaseback agreements on revenue earning equipment, which are accounted for as operating leases. The Company executes sale-leaseback transactions with third-party financial institutions as well as with substantive special-purpose entities (“SPEs”), which facilitate sale-leaseback transactions with multiple third-party investors (“vehicle securitizations”). In general, sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense.

     Sale-leaseback transactions (including vehicle securitizations) are generally executed in order to lower the total cost of funding the Company’s operations, to diversify the Company’s funding among different classes of investors (e.g. regional banks, pension plans, insurance companies, etc.) and to diversify the Company’s funding among different types of funding instruments. The Company did not enter into any sale-leaseback or securitization transactions during the first quarter of 2003.

     Pension Information

     The funded status of the Company’s pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. Recent declines in the market value of equity securities coupled with declines in long-term interest rates have had a negative impact on the funded status of the plans. While the Company is not required by employee benefit laws to make a contribution to fund its U.S. pension plan until September 2004, it reviews pension assumptions regularly and may from time to time elect to make contributions to its pension plans. Assuming plan assets earn expected returns and interest rates remain constant, the Company estimates the present value of its required pension plan contributions for all plans over the next 5 years to be approximately $210 million. Changes in interest rates and the market value of the securities held by the plans during 2003 could materially change, positively or negatively, the underfunded status and affect the level of pension expense and required contributions in 2004 and beyond.

     As of December 31, 2002, the Company recorded a non-cash equity charge of $227.6 million (after-tax) in connection with the accrual of an additional minimum pension liability. The equity charge reflects the under-funded status of the Company’s qualified pension plans (primarily U.S. qualified plan) resulting from declines in the market value of equity securities and declines in long-term interest rates. Although this non-cash charge impacted reported leverage ratios, it did not affect the Company’s compliance with existing financial debt covenants.

RECENT ACCOUNTING PRONOUNCEMENTS

     Please refer to “Recent Accounting Pronouncements Affecting Future Periods” in the Notes to Consolidated Condensed Financial Statements for a complete discussion of recently issued accounting pronouncements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes to the Company’s exposures to market risk since December 31, 2002. Please refer to the 2002 Annual Report on Form 10-K for a complete discussion of the Company’s exposures to market risk.

ITEM 4. CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported as and when required.

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in the paragraph above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

(15)	Letter re: unaudited interim financial information.

(99.1)	Certification of Gregory T. Swienton pursuant to 18 U.S.C. Section 1350.

(99.2)	Certification of Tracy A. Leinbach pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

On February 7, 2003, the Company filed a Current Report on Form 8-K under Item 9 to report its financial results for the quarterly period and fiscal year ended December 31, 2002.

EXHIBIT INDEX

Exhibit
Number	Description

(15)	Letter re: unaudited interim financial information.

(99.1)	Certification of Gregory T. Swienton pursuant to 18 U.S.C. Section 1350.

(99.2)	Certification of Tracy A. Leinbach pursuant to 18 U.S.C. Section 1350.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC.
(Registrant)

Date: May 8, 2003	By: /s/ Tracy A. Leinbach

Tracy A. Leinbach
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: May 8, 2003	By: /s/ Art A. Garcia

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003	/s/ Gregory T. Swienton

Gregory T. Swienton
Chairman, President
and Chief Executive Officer

CERTIFICATION

I, Tracy A. Leinbach, certify that:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003	/s/ Tracy A. Leinbach

Tracy A. Leinbach Chief Financial Officer