Form 10-Q
period 2003-06-30
RYDER SYSTEM INC
filed 2003-08-08
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Ryder System, Inc. had 63,440,757 shares of common stock ($0.50 par value per share) outstanding as of July 31, 2003.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Condensed Statements of Earnings
Consolidated Condensed Balance Sheets
Consolidated Condensed Statements of Cash Flows
Notes To Consolidated Condensed Financial Statements
INDEPENDENT ACCOUNTANTS’ REVIEW REPORT
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 15
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

RYDER SYSTEM, INC.

		PAGE
		NO.

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements
	Consolidated Condensed Statements of Earnings - Three and six months ended June 30, 2003 and 2002 (unaudited)	3
	Consolidated Condensed Balance Sheets - June 30, 2003 (unaudited) and December 31, 2002	4
	Consolidated Condensed Statements of Cash Flows - Six months ended June 30, 2003 and 2002 (unaudited)	5
	Notes to Consolidated Condensed Financial Statements (unaudited)	6
	Independent Accountants’ Review Report	16
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	32
ITEM 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION

ITEM 4.	Submission of Matters to a Vote of Security Holders	33
ITEM 6.	Exhibits and Reports on Form 8-K	34

SIGNATURES		35

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Ryder System, Inc. and Subsidiaries

Consolidated Condensed Statements of Earnings

(unaudited)

	Periods ended June 30,

	Three months		Six months

	2003	2002	2003	2002

	(In thousands, except per share amounts)

Revenue	$1,197,400	1,209,318	$2,391,775	2,359,235

Operating expense	494,795	489,559	1,009,891	963,210
Salaries and employee-related costs	315,077	319,097	627,817	630,922
Freight under management expense	107,090	108,031	211,974	200,230
Depreciation expense	145,538	139,433	286,851	272,385
Gains on vehicle sales, net	(4,243)	(4,251)	(8,278)	(6,171)
Equipment rental	67,651	87,450	141,303	181,822
Interest expense	21,003	23,909	41,752	48,108
Miscellaneous income, net	(3,181)	(387)	(5,640)	(2,847)
Restructuring and other recoveries, net	(793)	—	(1,077)	(1,234)

	1,142,937	1,162,841	2,304,593	2,286,425

Earnings before income taxes and cumulative effect of changes in accounting principles	54,463	46,477	87,182	72,810
Provision for income taxes	19,781	16,965	31,560	26,445

Earnings before cumulative effect of changes in accounting principles	34,682	29,512	55,622	46,365
Cumulative effect of changes in accounting principles	—	—	(1,169)	(18,899)

Net earnings	$34,682	29,512	$54,453	27,466

Earnings per common share — Basic:
Before cumulative effect of changes in accounting principles	$0.55	0.48	$0.89	0.76
Cumulative effect of changes in accounting principles	—	—	(0.02)	(0.31)

Net earnings	$0.55	0.48	$0.87	0.45

Earnings per common share — Diluted:
Before cumulative effect of changes in accounting principles	$0.55	0.47	$0.88	0.74
Cumulative effect of changes in accounting principles	—	—	(0.02)	(0.30)

Net earnings	$0.55	0.47	$0.86	0.44

Cash dividends per common share	$0.15	0.15	$0.30	0.30

See accompanying notes to consolidated condensed financial statements.

Ryder System, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

	(unaudited)
	June 30,	December 31,
	2003	2002

	(In thousands, except share amounts)
Assets:
Current assets:
Cash and cash equivalents	$117,246	104,237
Receivables, net	644,536	640,309
Inventories	53,329	59,104
Tires in service	137,902	131,569
Prepaid expenses and other current assets	91,101	88,952

Total current assets	1,044,114	1,024,171
Revenue earning equipment, net	2,618,712	2,497,614
Operating property and equipment, net	515,661	530,877
Direct financing leases and other assets	495,693	531,760
Intangible assets and deferred charges	182,694	182,560

Total assets	$4,856,874	4,766,982

Liabilities and shareholders’ equity:
Current liabilities:
Current portion of long-term debt	$243,436	162,369
Accounts payable	307,792	277,001
Accrued expenses	398,763	422,706

Total current liabilities	949,991	862,076
Long-term debt	1,252,621	1,389,099
Other non-current liabilities	505,394	473,879
Deferred income taxes	960,507	933,713

Total liabilities	3,668,513	3,658,767

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding June 30, 2003 or December 31, 2002	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, June 30, 2003 — 63,230,447; December 31, 2002 — 62,440,937	591,843	575,503
Retained earnings	842,399	806,761
Deferred compensation	(3,295)	(3,423)
Accumulated other comprehensive loss	(242,586)	(270,626)

Total shareholders’ equity	1,188,361	1,108,215

Total liabilities and shareholders’ equity	$4,856,874	4,766,982

See accompanying notes to consolidated condensed financial statements.

Ryder System, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(unaudited)

	Six months ended June 30,

	2003	2002

	(In thousands)
Cash flows from operating activities:
Net earnings	$54,453	27,466
Cumulative effect of changes in accounting principles	1,169	18,899
Depreciation expense	286,851	272,385
Gains on vehicle sales, net	(8,278)	(6,171)
Amortization expense and other non-cash charges, net	1,910	6,738
Deferred income tax expense	21,322	30,245
Changes in operating assets and liabilities:
Decrease in aggregate balance of trade receivables sold	—	(40,000)
Receivables	(8,920)	(19,459)
Inventories	5,775	762
Prepaid expenses and other assets	5,555	23,097
Accounts payable	30,791	35,695
Accrued expenses and other non-current liabilities	16,986	(20,642)

Net cash provided by operating activities	407,614	329,015

Cash flows from financing activities:
Net change in commercial paper borrowings	(105,500)	(133,000)
Debt proceeds	55,771	150,279
Debt repaid, including capital lease obligations	(58,453)	(211,138)
Dividends on common stock	(18,815)	(18,454)
Common stock issued	14,820	31,009

Net cash used in financing activities	(112,177)	(181,304)

Cash flows from investing activities:
Purchases of property and revenue earning equipment	(412,905)	(280,021)
Sales of property and revenue earning equipment	95,140	77,145
Collections on direct finance leases	31,537	32,281
Other, net	3,800	(3,707)

Net cash used in investing activities	(282,428)	(174,302)

Increase (decrease) in cash and cash equivalents	13,009	(26,591)
Cash and cash equivalents at January 1	104,237	117,866

Cash and cash equivalents at June 30	$117,246	91,275

See accompanying notes to consolidated condensed financial statements.

Ryder System, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

(A)	INTERIM FINANCIAL STATEMENTS

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

       Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs was adopted by the Company on January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The cumulative effect adjustment recognized upon adoption of this standard was $1.2 million on an after-tax basis, or $0.02 per diluted share, consisting primarily of costs associated with the retirement of certain components of revenue earning equipment. Net earnings for the three and six months ended June 30, 2002 would not have been materially different if this standard had been adopted effective January 1, 2002.

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

(C)	REVENUE EARNING EQUIPMENT

	June 30,	December 31,
	2003	2002

	(In thousands)

Full service lease	$3,293,675	3,111,870
Commercial rental	1,289,501	1,153,173

	4,583,176	4,265,043
Accumulated depreciation	(1,964,464)	(1,767,429)

Total	$2,618,712	2,497,614

       At June 30, 2003 and December 31, 2002, the net carrying value of revenue earning equipment held for sale was $32.7 million and $34.6 million, respectively.

(D)	OPERATING PROPERTY AND EQUIPMENT

	June 30,	December 31,
	2003	2002

	(In thousands)

Land	$106,028	106,367
Buildings and improvements	592,367	588,283
Machinery and equipment	497,493	498,308
Other	59,369	65,094

	1,255,257	1,258,052
Accumulated depreciation	(739,596)	(727,175)

Total	$515,661	530,877

(E)	INCOME TAXES

       The audit of the consolidated federal income tax returns for 1995, 1996 and 1997 is in the appeals process with the Internal Revenue Service. The Company believes that the ultimate outcome of the audit will not result in a material impact on the Company’s consolidated results of operations or financial position. Years prior to 1995 are closed and no longer subject to audit. Management believes that taxes accrued fairly represent the amount of future tax liability due by the Company.

(F)	DEBT AND OTHER FINANCING

	June 30,	December 31,
	2003	2002

	(In thousands)

U.S. commercial paper	$12,000	117,500
Unsecured U.S. notes:
Debentures	325,779	325,749
Medium-term notes	757,260	727,000
Unsecured foreign obligations	238,409	229,032
Other debt, including capital leases	138,813	127,898

Total debt before interest rate swaps	1,472,261	1,527,179
Fair market value adjustment on notes subject to hedging(a)	23,796	24,289

Total debt	1,496,057	1,551,468
Current portion	(243,436)	(162,369)

Long-term debt	$1,252,621	1,389,099

(a)	Fair market value of executed interest rate swaps totaling $322.0 million designated as fair value hedges.

       The Company can borrow up to $860.0 million through a global revolving credit facility with a syndicate of lenders. The facility is composed of a $300.0 million tranche, which was renewed in the second quarter of 2003 and now matures in May 2004 and is renewable annually, and a $560.0 million tranche which matures in May 2006. Except for the extension of expiration date, the terms of the credit facility renewed in the second quarter of 2003 remain substantially unchanged. The primary purposes of the credit facility are to finance working capital and to provide support for the issuance of commercial paper. At the Company’s option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s annual facility fee ranges from 12.5 to 15.0 basis points applied to the total facility of $860.0 million based on the Company’s current credit rating. At June 30, 2003, $750.9 million was available under this global credit facility. Of this amount, $300.0 million was available at a maturity of less than one year. Foreign borrowings of $97.1 million were outstanding under the facility at June 30, 2003. In order to maintain availability of funding, the global revolving credit facility requires the Company to maintain a ratio of debt to consolidated adjusted tangible net worth, as defined, of less than or equal to 300.0 percent. The ratio at June 30, 2003 was 107.0 percent.

       During the first half of 2003 and 2002, the Company added capital lease obligations of $37.5 million and $17.2 million, respectively, in connection with the extension of existing leases of revenue earning equipment.

       In 1998, the Company filed an $800.0 million shelf registration statement with the Securities and Exchange Commission. Proceeds from the issuances of debt securities under the shelf registration have been and are expected to be used for capital expenditures, debt refinancing and general corporate purposes. At June 30, 2003, the Company had $157.0 million of debt securities available for issuance under this shelf registration statement.

       At June 30, 2003, the Company had letters of credit outstanding totaling $150.7 million, which primarily guarantee various insurance activities. Certain of these letters of credit guarantee insurance activities associated with insurance claim liabilities transferred in conjunction with the sale of certain businesses reported as discontinued operations in previous years. To date, the insurance claims, representing per claim deductibles payable under third-party insurance policies, have been paid by the companies that assumed such liabilities. However, if all or a portion of the assumed claims of approximately $13 million are unable to be paid, the third-party insurers may have recourse against certain of the outstanding letters of credit provided by the Company in order to satisfy the unpaid claim deductibles.

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

       A reconciliation of the number of shares used in computing basic and diluted earnings per share follows:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	(In thousands)

Weighted average shares outstanding — Basic	62,550	61,644	62,358	61,199
Effect of dilutive options and unvested restricted stock	762	1,349	695	1,231

Weighted average shares outstanding — Diluted	63,312	62,993	63,053	62,430

Anti-dilutive options not included above	4,797	1,678	4,923	1,801

(H)	STOCK-BASED COMPENSATION

       The Company’s stock-based employee compensation plans are accounted for under the intrinsic value method. Under this method, compensation cost is recognized based on the excess, if any, of the quoted market price of the stock at the date of grant (or other measurement date) and the amount an employee must pay to acquire the stock. The Company records compensation expense for the amortization of restricted stock issued to employees and directors.

       The following table illustrates the effect on net earnings and earnings per share had the Company applied the fair value method of accounting to stock-based employee compensation.

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)

Net earnings, as reported	$34,682	29,512	$54,453	27,466
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	225	228	451	457
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,890)	(2,191)	(2,548)	(3,675)

Pro forma net earnings	$33,017	27,549	$52,356	24,248

Earnings per common share:
Basic:
As reported	$0.55	0.48	$0.87	0.45
Pro forma	$0.53	0.45	$0.84	0.40
Diluted:
As reported	$0.55	0.47	$0.86	0.44
Pro forma	$0.52	0.44	$0.83	0.39

       The fair values of options granted were estimated as of the dates of grant using the Black-Sholes option pricing model. Total stock-based employee compensation expense for the three and six months ended June 30, 2003 includes the effect of cancelled options totaling 30,289 and 457,421, respectively, compared with 77,804 and 128,178 in the same periods in 2002.

(I)	COMPREHENSIVE INCOME

       Comprehensive income presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following table provides a reconciliation of net earnings as reported in the Company’s Consolidated Condensed Statements of Earnings to comprehensive income.

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands)

Net earnings	$34,682	29,512	$54,453	27,466
Other comprehensive income:
Foreign currency translation adjustments	22,195	14,299	28,140	6,211
Additional minimum pension liability adjustment	—	—	—	(1,507)
Unrealized net gain (loss) on derivative instruments	153	(108)	(100)	(17)

Total comprehensive income	$57,030	43,703	$82,493	32,153

(J)	RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING FUTURE PERIODS

       In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities” that establishes accounting guidance for identifying variable interest entities (VIEs), including special-purpose entities, and when to include the assets, liabilities, noncontrolling interests and results of activities of VIEs in an enterprise’s consolidated financial statements. FIN No. 46 requires consolidation of VIEs if the primary beneficiary has a variable interest (or combination of variable interests) that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. The enterprise consolidating a VIE is the primary beneficiary of that entity. FIN No. 46 was effective immediately for variable interests in VIEs created after January 31, 2003. For a variable interest in a VIE created before February 1, 2003, the recognition provisions of FIN No. 46 apply to that entity as of the first interim period beginning after June 15, 2003 (the quarter beginning July 1, 2003 for the Company).

       The Company expects, as a result of the initial recognition provisions of FIN No. 46, to consolidate certain VIEs effective July 1, 2003. These VIEs were established in connection with sale-leaseback transactions in which the Company leases revenue earning equipment under operating lease arrangements. In connection with these transactions, the Company has provided credit enhancements and residual value guarantees that obligate the Company to absorb the majority of the VIEs’ expected losses, if any are realized. Since these VIEs were created before February 1, 2003, the Company will initially measure the assets and liabilities at their carrying amounts, which is the amounts at which they would have been recorded in the consolidated financial statements if FIN No. 46 had been effective at the inception of the transactions. As a result, effective July 1, 2003, the Company’s balance sheet will primarily reflect increased revenue earning equipment of approximately $421 million and increased debt of approximately $414 million, in addition to recognizing a non-cash cumulative effect charge of approximately $3 million on an after tax basis ($0.05 per diluted share). Beginning July 1, 2003, the Company will recognize depreciation expense attributed to the revenue earning equipment of the VIEs and interest expense on the additional debt of the VIEs in lieu of rent expense. The cumulative effect charge represents depreciation and interest expense of the VIEs that would have been recorded had FIN No. 46 been in effect since lease inception in excess of rent expense recorded under operating leases. The charge is expected to reverse itself in operating earnings over the next three years. Although the consolidation of the VIEs will impact certain financial ratios, consolidated net earnings for future periods and shareholders’ equity will not be significantly impacted. However, the Company expects net cash provided by operating activities to increase due to the add-back of depreciation on the VIEs revenue earning equipment and net cash used in financing activities to increase due to principal payments on VIEs debt. The Company’s maximum exposure to loss, at June 30, 2003, as a result of its involvement in these VIEs is approximately $111 million.

       In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Issue No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement (including leasing arrangements) consideration should be allocated among the separate units of accounting. The application of the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 (the quarter beginning July 1, 2003 for the Company) and will be applied prospectively. The Company does not expect the adoption of Issue No. 00-21 to have a material effect on its results of operations, cash flows or financial position.

       In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities (or as an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003 (the quarter beginning July 1, 2003 for the Company). The Company does not expect the adoption of SFAS No. 150 to have a material impact on its results of operations, cash flows or financial position.

       In May 2003, the EITF reached a consensus on EITF Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease.” The new requirements of EITF No. 01-8 potentially affects companies that sell or purchase products or services through supply, commodity, transportation and data-processing outsourcing contracts. The guidance in this new release is designed to mandate reporting revenue as rental or leasing income that would otherwise be reported as part of product sales or services revenue. EITF No. 01-8 requires both parties to an arrangement to determine whether a service contract or similar arrangement includes a lease within the scope of SFAS No. 13, “Accounting for Leases,” which means focusing on agreements conveying the right to use property, plant or equipment. The consensus is effective prospectively to arrangements agreed to, modified or acquired in business combinations in fiscal periods beginning after May 28, 2003 (the quarter beginning July 1, 2003 for the Company). The Company does not expect the adoption of EITF No. 01-8 to have a material effect on its results of operations, cash flows or financial position.

(K)	RESTRUCTURING AND OTHER RECOVERIES, NET

       The components of restructuring and other recoveries, net for the three and six months ended June 30, 2003 and 2002 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands)
Restructuring recoveries:
Employee severance and benefits	$(448)	—	$(448)	(640)
Facility and related costs	66	—	66	(51)

	(382)	—	(382)	(691)
Other recoveries:
Asset write-downs	(373)	—	(657)	(23)
Insurance reserves — sold business	(38)	—	(38)	(520)

Total	$(793)	—	$(1,077)	(1,234)

       Allocation of restructuring and other recoveries, net across reportable business segments for the three and six months ended June 30, 2003 and 2002 was as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands)

Fleet Management Solutions	$(550)	—	$(834)	(23)
Supply Chain Solutions	(3)	—	(3)	—
Dedicated Contract Carriage	(27)	—	(27)	—
Central Support Services	(213)	—	(213)	(1,211)

Total	$(793)	—	$(1,077)	(1,234)

2003 Recoveries

       During the second quarter of 2003, restructuring recoveries relate primarily to employee severance and benefits recorded in prior restructuring charges that were reversed due to refinement in estimates. Other recoveries in 2003 primarily consisted of gains on sale of owned facilities identified for closure in prior restructuring charges.

2002 Recoveries

       During the first quarter of 2002, employee severance and benefits that had been recorded in a 1999 restructuring were reversed due to refinements in estimates. Other recoveries in the first quarter of 2002 primarily consisted of the settlement of reserves attributed to a previously sold business.

       Activity related to restructuring reserves for the six months ended June 30, 2003 was as follows:

	Dec. 31,			June 30,
	2002			2003
	Balance	Additions	Deductions	Balance

	(In thousands)

Employee severance and benefits	$9,369	—	5,845	3,524
Facilities and related costs	3,275	83	1,509	1,849

Total	$12,644	83	7,354	5,373

       At June 30, 2003, the employee terminations from prior restructuring plans were substantially finalized. Deductions represent cash payments made during the period of $6.9 million and prior year charge reversals of $0.5 million. At June 30, 2003, the outstanding restructuring obligations are required to be paid principally over the next eighteen months.

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

       CSS costs attributable to the business segments are generally allocated to FMS, SCS and DCC as follows:

•	Sales and marketing, finance, corporate services and health and safety — allocated based upon estimated and planned resource utilization.

•	Human resources — individual costs within this category are allocated in several ways, including allocation based on estimated utilization and number of personnel supported.

•	Information technology (IT) — allocated principally based upon utilization-related metrics such as number of users or minutes of CPU time. Customer-related project costs and expenses are allocated to the business segment responsible for the project.

•	Other — represents purchasing, legal, and other centralized costs and expenses including certain incentive compensation costs. Expenses, where allocated, are based primarily on the number of personnel supported.

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

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands)

Equipment contribution:
Supply Chain Solutions	$3,801	3,889	$7,610	7,691
Dedicated Contract Carriage	4,406	4,432	9,129	8,928

Total	$8,207	8,321	$16,739	16,619

       The following tables set forth financial information for each of the Company’s business segments and a reconciliation between segment NBT and earnings before income taxes and cumulative effect of changes in accounting principles for the three and six months ended June 30, 2003 and 2002. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

	FMS	SCS	DCC	Eliminations	CSS	Total

	(In thousands)
For the three months ended June 30, 2003
Revenue from external customers	$723,715	345,704	127,981	—	—	$1,197,400
Intersegment revenue	76,407	—	—	(76,407)	—	—

Total revenue	$800,122	345,704	127,981	(76,407)	—	$1,197,400

Segment NBT(a)	$52,081	7,423	8,325	(8,207)	(5,952)	$53,670

Restructuring and other recoveries, net						793

Earnings before income taxes and cumulative effect of changes in accounting principles						$54,463

Capital expenditures(a)(b)	$260,092	3,952	230	—	688	$264,962

June 30, 2002
Revenue from external customers	$723,286	358,276	127,756	—	—	$1,209,318
Intersegment revenue	80,127	—	—	(80,127)	—	—

Total revenue	$803,413	358,276	127,756	(80,127)	—	$1,209,318

Segment NBT(a)	$55,384	(2,231)	8,423	(8,321)	(6,778)	$46,477

Restructuring and other recoveries, net						—

Earnings before income taxes and cumulative effect of changes in accounting principles						$46,477

Capital expenditures(a)(b)	$148,133	4,802	152	—	1,565	$154,652

For the six months ended June 30, 2003
Revenue from external customers	$1,454,554	679,927	257,294	—	—	$2,391,775
Intersegment revenue	156,561	—	—	(156,561)	—	—

Total revenue	$1,611,115	679,927	257,294	(156,561)	—	$2,391,775

Segment NBT(a)	$85,250	14,750	15,237	(16,739)	(12,393)	$86,105

Restructuring and other recoveries, net						1,077

Earnings before income taxes and cumulative effect of changes in accounting principles						$87,182

Capital expenditures(a)(b)	$401,137	7,892	484	—	3,392	$412,905

June 30, 2002
Revenue from external customers	$1,410,490	695,387	253,358	—	—	$2,359,235
Intersegment revenue	157,984	—	—	(157,984)	—	—

Total revenue	$1,568,474	695,387	253,358	(157,984)	—	$2,359,235

Segment NBT(a)	$92,033	(4,427)	13,405	(16,619)	(12,816)	$71,576

Restructuring and other recoveries, net						1,234

Earnings before income taxes and cumulative effect of changes in accounting principles						$72,810

Capital expenditures(a)(b)	$268,063	8,369	219	—	3,370	$280,021

(a)	CSS includes the activity not allocated to the reportable business segments.

(b)	FMS capital expenditures exclude non-cash additions of $31.6 million and $37.5 million during the second quarter and first half of 2003 compared with $16.4 million and $17.2 million during the same periods in 2002, respectively, in assets held under capital leases resulting from the extension of existing leases.

(M)	OTHER MATTERS

       The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. While any proceeding or litigation has an element of uncertainty, management believes that the disposition of these matters will not have a material impact on the consolidated financial position, liquidity or results of operations of the Company.

(N)	SUBSEQUENT EVENT

       On July 25, 2003, the Company reached a settlement of a commercial dispute pertaining to prior billings with an IT vendor. As a result, the Company will recognize a settlement recovery of $3.9 million in the third quarter of 2003.

KPMG LLP
CERTIFIED PUBLIC ACCOUNTANTS
One Biscayne Tower	Telephone	305-358-2300
2 South Biscayne Boulevard	Fax	305-913-2692
Suite 2800
Miami, Florida 33131

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS
RYDER SYSTEM, INC.:

      We have reviewed the accompanying consolidated condensed balance sheet of Ryder System, Inc. and subsidiaries as of June 30, 2003, and the related consolidated condensed statements of earnings for the three and six months ended June 30, 2003 and 2002 and the consolidated statements of cash flows for the six months ended June 30, 2003 and 2002. These consolidated condensed financial statements are the responsibility of the Company’s management.

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
July 23, 2003, except as to Note N
          which is as of July 25, 2003

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS —
THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

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

CONSOLIDATED RESULTS

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)

Earnings before cumulative effect of changes in accounting principles	$34,682	29,512	$55,622	46,365
Per diluted common share	0.55	0.47	0.88	0.74

Net earnings(a)	$34,682	29,512	$54,453	27,466
Per diluted common share	0.55	0.47	0.86	0.44

Weighted-average shares outstanding — Diluted	63,312	62,993	63,053	62,430

(a)	Net earnings for the six months ended June 30, 2003 include the cumulative effect of a change in accounting for costs associated with the eventual retirement of long-lived assets primarily relating to components of revenue earning equipment resulting in an after-tax charge of $1.2 million, or $0.02 per diluted common share. Net earnings for the six months ended June 30, 2002 include the cumulative effect of a change in accounting for goodwill resulting in an after-tax charge of $18.9 million, or $0.30 per diluted common share.

      Earnings before cumulative effect of changes in accounting principles increased 17.5 percent to $34.7 million in the second quarter of 2003 compared with the same period last year and increased 20.0 percent to $55.6 million in the first half of 2003. The increases in earnings were due primarily to reductions in operating expenses stemming from cost management and process improvement actions, improved rental pricing, reduced carrying costs due to fewer units held for sale and lower interest rates. Net earnings were adversely affected by an increase in pre-tax pension expense of $13.3 million and $26.2 million in the second quarter and first half of 2003, respectively, compared with the same periods last year and the negative impact of lower lease revenue due to continued weak economic conditions in the U.S. Pension expense primarily impacts FMS, which employs the majority of the Company’s employees that participate in the Company’s primary U.S. pension plan, and is expected to continue for the remainder of 2003. See “Operating Results by Business Segment” for a further discussion of operating results.

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands)
Revenue:
Fleet Management Solutions	$800,122	803,413	$1,611,115	1,568,474
Supply Chain Solutions	345,704	358,276	679,927	695,387
Dedicated Contract Carriage	127,981	127,756	257,294	253,358
Eliminations	(76,407)	(80,127)	(156,561)	(157,984)

Total	$1,197,400	1,209,318	$2,391,775	2,359,235

      Revenue decreased 1.0 percent to $1.20 billion in the second quarter of 2003 compared with the same period in 2002. In the first half of 2003, revenue increased 1.4 percent to $2.39 billion compared with the same period last year. First half comparisons were impacted by increased FMS fuel services revenue as a result of higher average fuel prices. The Company realized minimal changes in profitability as a result of higher fuel services revenue as these generally reflect costs that are passed through to customers. During 2003, FMS was negatively impacted by continued softness in the U.S. economy resulting in reduced full service lease and programmed maintenance demand, as well as the impact of some ancillary business not renewed. These decreases were offset by improved commercial rental revenue due to higher pricing. SCS revenue decreased in 2003 compared with the same periods in 2002 as a result of volume reductions combined with the non-renewal of certain business. Revenue comparisons were also favorably impacted by expanded business in Canada, Latin America and Asia and changes in foreign exchange rates.

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars in thousands)

Operating expense	$494,795	489,559	$1,009,891	963,210
Percentage of revenue	41.3%	40.5%	42.2%	40.8%

      Operating expense increased 1.1 percent to $494.8 million in the second quarter of 2003 compared with the same period in 2002. Operating expense increased 4.8 percent to $1.01 billion in the first half of 2003 compared with the first half of 2002. The increases were principally a result of increases in fuel costs as a result of higher average fuel prices in 2003. Operating expenses were also impacted by higher maintenance costs as a result of an older fleet that was offset by a reduction in overhead spending from the Company’s continuing cost containment actions.

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars in thousands)

Salaries and employee-related costs	$315,077	319,097	$627,817	630,922
Percentage of revenue	26.3%	26.4%	26.2%	26.7%

      Salaries and employee-related costs decreased 1.3 percent to $315.1 million in the second quarter of 2003 compared with the same period in 2002. Salaries and employee-related costs decreased 0.5 percent to $627.8 million in the first half of 2003 compared with the first half of 2002. Despite higher pension expense, salaries and employee-related costs declined as a result of headcount reductions. Pension expense increased $13.3 million to $20.8 million in the second quarter of 2003 compared with the second quarter of 2002 and increased $26.2 million to $41.0 million in the first half of 2003 compared with the first half of 2002. Average headcount decreased in the second quarter and first half of 2003 compared with the same periods in 2002 reflecting the impact of the Company’s cost containment actions, reduced volumes in the SCS business segment and the non-renewal of certain customer contracts.

      Pension expense for all pension plans is expected to total approximately $82 million for full-year 2003 compared with $29 million in 2002. The increase in pension expense is primarily attributable to the U.S. pension plan and reflects the adverse effect of negative pension asset returns in 2002 as well as a declining interest rate environment resulting in a lower discount rate for calculating pension obligations. For 2003, pension expense for the Company’s U.S. pension plan, the Company’s primary plan, is expected to increase approximately $51 million to $64 million using an assumed discount rate of 6.5 percent and an expected long-term rate of return on assets of 8.5 percent.

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars in thousands)

Freight under management expense	$107,090	108,031	$211,974	200,230
Percentage of revenue	8.9%	8.9%	8.9%	8.5%

      Freight under management (FUM) expense represents subcontracted freight costs on logistics contracts for which the Company purchases transportation. FUM expense decreased 0.9 percent to $107.1 million in the second quarter of 2003 compared with the same period in 2002. FUM expense increased 5.9 percent to $212.0 million in the first half of 2003. During the first half of 2003, FUM expense increased as a result of increased freight volumes in certain SCS automotive accounts.

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands)

Depreciation expense	$145,538	139,433	$286,851	272,385
Gains on vehicle sales, net	$(4,243)	(4,251)	$(8,278)	(6,171)
Equipment rental	$67,651	87,450	$141,303	181,822

      Depreciation expense in the second quarter of 2003 increased 4.4 percent to $145.5 million compared with the second quarter of 2002. Depreciation expense in the first half of 2003 increased 5.3 percent to $286.9 million compared with the same period in 2002. While the overall fleet size declined during the first half of 2003 compared with last year, depreciation expense increased due to the increase in the average number of owned (compared with leased) revenue earning equipment units. The overall decline in the fleet was attributable to weak leasing demand.

      Gains on vehicle sales of $4.2 million in the second quarter of 2003 remained relatively flat as compared with the second quarter in 2002. Gains on vehicle sales increased 34.1 percent to $8.3 million in the first half of 2003 compared with the same period in 2002. The Company experienced improved gains on vehicle sales due to higher average pricing on vehicles sold in the tractor class, particularly in the first three months of 2003 compared to last year.

      Equipment rental primarily consists of rental costs on revenue earning equipment in FMS. Equipment rental costs decreased 22.6 percent to $67.7 million in the second quarter of 2003 and decreased 22.3 percent to $141.3 million in the first half compared with the same periods in 2002. The decreases in 2003 were due to a reduction in the average number of leased vehicles (compared with owned) due to term extensions and an overall decline in fleet size, which principally impacted equipment under lease.

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars in thousands)

Interest expense	$21,003	23,909	$41,752	48,108
Percentage of revenue	1.8%	2.0%	1.7%	2.0%

      Interest expense decreased 12.2 percent to $21.0 million during the second quarter of 2003 compared with the same period in 2002. In the first half of 2003, interest expense decreased 13.2 percent to $41.8 million compared with the first half of 2002. The decrease in interest expense principally reflects overall lower market interest rates, lower debt levels, and reduced effective interest rates as a result of hedging transactions entered into during 2002.

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands)

Miscellaneous income, net	$(3,181)	(387)	$(5,640)	(2,847)

      The Company had net miscellaneous income of $3.2 million and $5.6 million in the second quarter and first half of 2003 compared with $0.4 million and $2.8 million in the same periods in 2002, respectively. Miscellaneous income, net primarily represents servicing fee income related to administrative services provided to vehicle lease trusts in connection with vehicle securitization transactions. The second quarter of 2003 also benefited from decreased losses on investments classified as trading securities used to fund certain benefit plans and lower losses on the sale of trade receivables related to the decreased use of the Company’s revolving receivables financing program.

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands)

Provision for income taxes	$19,781	16,965	$31,560	26,445

      The Company’s effective income tax rate on earnings was 36.3 percent and 36.2 percent in the second quarter and first half of 2003 compared with 36.5 percent and 36.3 percent in the same periods in 2002, respectively.

RESTRUCTURING AND OTHER RECOVERIES, NET

      The Company had recoveries of prior restructuring and other charges of $0.8 million in the second quarter of 2003. In the first half of 2003 and 2002, the Company had recoveries of prior year restructuring and other charges of $1.1 million and $1.2 million, respectively. See Note (K) to consolidated condensed financial statements, “Restructuring and Other Recoveries, Net,” for a complete discussion of these items.

OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands)
Revenue:
Fleet Management Solutions	$800,122	803,413	$1,611,115	1,568,474
Supply Chain Solutions	345,704	358,276	679,927	695,387
Dedicated Contract Carriage	127,981	127,756	257,294	253,358
Eliminations	(76,407)	(80,127)	(156,561)	(157,984)

Total	$1,197,400	1,209,318	$2,391,775	2,359,235

NBT:
Fleet Management Solutions	$52,081	55,384	$85,250	92,033
Supply Chain Solutions	7,423	(2,231)	14,750	(4,427)
Dedicated Contract Carriage	8,325	8,423	15,237	13,405
Eliminations	(8,207)	(8,321)	(16,739)	(16,619)

	59,622	53,255	98,498	84,392
Unallocated Central Support Services	(5,952)	(6,778)	(12,393)	(12,816)

Earnings before restructuring and other recoveries, taxes, and cumulative effect of changes in accounting principles	53,670	46,477	86,105	71,576
Restructuring and other recoveries, net	793	—	1,077	1,234

Earnings before income taxes and cumulative effect of changes in accounting principles	$54,463	46,477	$87,182	72,810

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

      Certain costs are considered to be overhead not attributable to any segment and as such, remain unallocated in CSS. Included within the unallocated overhead remaining within CSS are the costs for investor relations, corporate communications, public affairs and certain executive compensation. See Note (L) to consolidated condensed financial statements, “Segment Information,” for a description of how the remainder of CSS costs is allocated to the business segments.

      Although segment NBT, which excludes restructuring and other recoveries, net and includes equipment contribution, is not a financial measure under Generally Accepted Accounting Principles (GAAP), management believes it provides information useful in analyzing the underlying business results. However, segment NBT should be considered in addition to, not as a substitute for, reported results. Allocation of restructuring and other recoveries, net across reportable business segments for the three and six months ended June 30, 2003 and 2002 was as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands)

Fleet Management Solutions	$550	—	$834	23
Supply Chain Solutions	3	—	3	—
Dedicated Contract Carriage	27	—	27	—
Central Support Services	213	—	213	1,211

Total	$793	—	$1,077	1,234

      The FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to the SCS and DCC segments. Inter-segment revenues and NBT are accounted for at approximate fair value as if the transactions were made with independent third parties. NBT related to inter-segment equipment and services billed to customers (equipment contribution) is included in both FMS and the business segment which served the customer and then eliminated (presented as “Eliminations”). The following table sets forth equipment contribution included in NBT for the Company’s SCS and DCC segments for the three and six months ended June 30, 2003 and 2002.

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands)
Equipment contribution:
Supply Chain Solutions	$3,801	3,889	$7,610	7,691
Dedicated Contract Carriage	4,406	4,432	9,129	8,928

Total	$8,207	8,321	$16,739	16,619

      These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

      Fleet Management Solutions

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars in thousands)

Full service lease and programmed maintenance	$449,592	452,106	$892,863	899,610
Commercial rental	122,657	116,838	229,395	215,847
Other	73,446	88,084	158,382	171,989

Dry revenue(a)	645,695	657,028	1,280,640	1,287,446
Fuel services revenue	154,427	146,385	330,475	281,028

Total revenue	$800,122	803,413	$1,611,115	1,568,474

Segment NBT	$52,081	55,384	$85,250	92,033

Segment NBT as a % of dry revenue(a)	8.1%	8.4%	6.7%	7.1%

(a)	The Company uses dry revenue, a non-GAAP financial measure, to evaluate the operating performance of the FMS business segment and as a measure of sales activity. Fuel services revenue, which is directly impacted by fluctuations in market fuel prices, is excluded from the dry revenue computation as fuel is largely a pass through to customers for which the Company realizes minimal changes in profitability as a result of fluctuations in fuel services revenue.

      FMS total revenue decreased 0.4 percent to $800.1 million during the second quarter of 2003 compared with the same period in 2002. FMS total revenue in the first half of 2003 totaled $1.61 billion, an increase of 2.7 percent from the same period in 2002. Total revenue comparisons were impacted by higher fuel services revenue as a result of increased average fuel prices.

      Dry revenue (revenue excluding fuel) decreased 1.7 percent to $645.7 million and 0.5 percent to $1.28 billion in the second quarter and first half of 2003, respectively. Full service lease and programmed maintenance revenue decreased 0.6 and 0.7 percent in the second quarter and first half of 2003, respectively, reflecting the effects of weak leasing demand in the U.S., fewer total miles run by leased vehicles resulting in decreased variable billings and a reduction in fleet size. Lease revenue was also somewhat impacted in the first quarter of 2003 by abnormally harsh weather conditions experienced across large parts of the continental U.S. These decreases were partially offset by higher revenue in the U.K. and Canada as a result of favorable exchange rates and higher volumes. The Company anticipates unfavorable full service lease and programmed maintenance revenue comparisons to continue over the near term as a result of the continued softness in the U.S. economy and uncertainty in the marketplace regarding decisions on committing to new long-term contracts.

      Commercial rental revenue increased 5.0 percent to $122.7 million and 6.3 percent to $229.4 million in the second quarter and first half of 2003, respectively, compared with the same periods in 2002. Commercial rental revenue increased during 2003 due primarily to higher rental pricing. Rental fleet utilization for the second quarter of 2003 decreased to 71.5 percent compared to 73.2 percent in the same period last year. For the first half of 2003, rental fleet utilization increased to 69.6 percent compared to 68.3 percent in the same period last year. Rental fleet utilization statistics presented are for the U.S. rental fleet, which accounts for more than 80 percent of total commercial rental revenue and are also representative of global metrics. The Company expects favorable commercial rental revenue comparisons to continue for the remainder of 2003.

      Other FMS revenue, which consists of trailer rentals, other maintenance and repairs services and ancillary revenue to support product lines, decreased by 16.6 percent to $73.4 million and 7.9 percent to $158.4 million in the second quarter and first half of 2003 compared with the same periods in 2002. Other revenue decreased due primarily to the non-renewal of a customer contract to provide ancillary fleet services which expired at the end of the first quarter of 2003. Accordingly, the Company expects unfavorable comparisons to continue for the remainder of 2003.

      FMS NBT declined 6.0 percent to $52.1 million and 7.4 percent to $85.3 million in the second quarter and first half of 2003, respectively, compared with $55.4 million and $92.0 million in the same periods last year. FMS NBT as a percentage of dry revenue was 8.1 percent in the second quarter of 2003 compared with 8.4 percent in 2002. FMS NBT as a percentage of dry revenue was 6.7 percent in the first half of 2003 compared with 7.1 percent in the first half of 2002. These decreases were due primarily to higher pension expense of approximately $12 million in both the first and second quarters of 2003, respectively, as compared with the same periods in 2002, as well as the impact of lower lease revenue and the non-renewal of a contract to provide ancillary fleet services. The impact of these items was partially offset by higher commercial rental pricing, reduced operating expenses as a result of the Company’s cost management and process improvement actions, improved pricing of used vehicle sales in the tractor class (both owned and leased), decreased carrying costs on units held for sale and lower interest costs.

      The Company’s fleet of owned and leased revenue earning equipment is summarized as follows (number of units rounded to the nearest hundred):

	June 30,	December 31,	June 30,
	2003	2002	2002

By type:
Trucks	62,000	62,200	64,100
Tractors	48,400	48,800	49,500
Trailers	44,100	44,800	45,900
Other	5,500	5,600	5,300

Total	160,000	161,400	164,800

By product line:
Full service lease	118,200	120,900	123,100
Commercial rental	38,900	37,600	38,600
Service vehicles and other	2,900	2,900	3,100

Total	160,000	161,400	164,800

Owned	129,600	125,500	121,700
Leased	30,400	35,900	43,100

Total	160,000	161,400	164,800

Quarterly average	160,000		165,900

      The totals in each of the previous tables include the following non-revenue earning equipment (number of units rounded to the nearest hundred).

	June 30,	December 31,	June 30,
	2003	2002	2002

Not yet earning revenue (NYE)	900	1,100	1,100
No longer earning revenue (NLE):
Units held for sale	3,100	3,500	4,200
Other NLE units	4,000	3,500	3,400

Total(a)	8,000	8,100	8,700

(a)	Non-revenue earning equipment for FMS operations outside the U.S. totaled approximately 1,000 vehicles for all periods presented, which are not included above.

      NYE units represent new units on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment.

      NLE units represent units held for sale, as well as units for which no revenue has been earned for the previous 30 days. These vehicles may be temporarily out of service, being prepared for sale or not rented due to lack of demand.

      Supply Chain Solutions

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars in thousands)
U.S. operating revenue:
Automotive, aerospace and industrial	$108,036	113,337	$212,995	222,573
High-tech and consumer industries	60,422	76,281	123,413	150,162
Other	3,834	3,484	7,113	6,983

Total U.S. operating revenue	172,292	193,102	343,521	379,718
International operating revenue	67,257	58,125	126,321	117,370

Total operating revenue(a)	239,549	251,227	469,842	497,088
Freight under management (FUM) expense	106,155	107,049	210,085	198,299

Total revenue	$345,704	358,276	$679,927	695,387

Segment NBT	$7,423	(2,231)	$14,750	(4,427)

Segment NBT as a % of operating revenue(a)	3.1%	(0.9)%	3.1%	(0.9)%

(a)	The Company uses operating revenue, a non-GAAP financial measure, to evaluate the operating performance of the SCS business segment and as a measure of sales activity. FUM expense is deducted from total revenue to arrive at operating revenue as FUM expense is largely a pass through to customers. The Company realizes minimal changes in profitability as a result of fluctuations in FUM expense.

      In the SCS business segment, second quarter of 2003 operating revenue decreased 4.6 percent to $239.5 million compared with the same period in 2002. SCS operating revenue for the first half of 2003 decreased 5.5 percent to $469.8 million compared with the first half of 2002. SCS revenue comparisons were impacted by reduced volumes as a result of the slowdown in the U.S. economy (especially in the high-tech and telecommunications industries) and the non-renewal of certain contracts that were not expected to provide adequate future returns. In light of these factors and an anticipated decline in automotive volumes, the Company expects unfavorable revenue comparisons to continue over the near term.

      The SCS business segment NBT improved to $7.4 million and $14.8 million in the second quarter and first half of 2003, respectively from a deficit of $2.2 million and a deficit $4.4 million in the comparative periods of 2002. NBT as a percentage of operating revenue was 3.1 percent in the second quarter and first half of 2003, compared with negative 0.9 percent in the same periods of 2002. Despite lower operating revenue in 2003 improved results were driven by numerous margin improvement actions taken in this business over the past year, which have reduced overhead costs and improved global operating performance, principally in the automotive group.

      Dedicated Contract Carriage

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars in thousands)

Operating revenue(a)	$127,046	126,774	$255,405	251,427
Freight under management (FUM) expense	935	982	1,889	1,931

Total revenue	$127,981	127,756	$257,294	253,358

Segment NBT	$8,325	8,423	$15,237	13,405

Segment NBT as a % of operating revenue(a)	6.6%	6.6%	6.0%	5.3%

(a)	The Company uses operating revenue, a non-GAAP financial measure, to evaluate the operating performance of the DCC business segment and as a measure of sales activity. FUM expense is deducted from total revenue to arrive at operating revenue as FUM expense is largely a pass through to customers. The Company realizes minimal changes in profitability as a result of fluctuations in FUM expense.

      In the DCC business segment, operating revenue increased by 0.2 percent to $127.0 million and 1.6 percent to $255.4 million in the second quarter and first half of 2003, respectively, compared with the same periods last year. The increases in revenue in the second quarter and first half of 2003 were due primarily to higher average fuel prices, which offset volume reductions associated with softness in the U.S. economy and the non-renewal of certain business. NBT decreased 1.2 percent to $8.3 million in the second quarter of 2003 compared to the year-earlier period. NBT increased 13.7 percent to $15.2 million in the first half of 2003 compared with last year reflecting the benefit of lower insurance and safety costs primarily in the first quarter of 2003. NBT as a percentage of operating revenue of 6.6 percent in the second quarter of 2003 remained flat as compared with the same period of 2002. NBT as a percentage of operating revenue was 6.0 percent in the first half of 2003, compared with 5.3 percent in the same period in 2002.

      Central Support Services

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands)

Sales and marketing	$2,184	3,044	$4,461	6,303
Human resources	4,689	5,096	9,410	10,038
Finance	13,821	14,237	27,623	28,072
Corporate services/public affairs	1,694	1,898	3,400	3,695
Information technology (IT)	21,327	21,773	42,664	46,122
Health and safety	2,075	2,359	4,164	4,609
Other	9,620	9,892	17,591	16,134

Total CSS	55,410	58,299	109,313	114,973
Allocation of CSS to business segments	(49,458)	(51,521)	(96,920)	(102,157)

Unallocated CSS	$5,952	6,778	$12,393	12,816

      Total CSS decreased 5.0 percent to $55.4 million and 4.9 percent to $109.3 million in the second quarter and first half of 2003, respectively, compared to the same periods last year. The decreases in total CSS expenses were due to reduced spending across substantially all functional areas as a result of the Company’s continued cost containment actions, most notably in IT. Technology costs were lower in the first half of 2003 due primarily to decreased development and support costs as a result of the in-sourcing of certain IT services during the first quarter of 2002 and continued cost containment actions. The Company expects reduced CSS spending levels to continue in the near term. In addition, on July 25, 2003, the Company settled a commercial dispute pertaining to prior billings with an IT vendor. As a result, the Company will recognize a settlement recovery of $3.9 million in the third quarter of 2003.

FINANCIAL RESOURCES AND LIQUIDITY

      Cash Flows

      The following is a summary of the Company’s cash flows from operating, financing and investing activities for the six months ended June 30, 2003 and 2002:

	Six months ended June 30,

	2003	2002

	(In thousands)
Net cash provided by (used in):
Operating activities	$407,614	329,015
Financing activities	(112,177)	(181,304)
Investing activities	(282,428)	(174,302)

Net change in cash and cash equivalents	$13,009	(26,591)

      A detail of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.

      The increase in cash flows provided by operating activities in the first half of 2003, compared with the same period last year, was primarily attributable to changes in the aggregate balance of trade receivables sold, improved operating performance and reduced working capital needs. The decrease in cash used in financing activities in the first half of 2003, compared to the same period last year, reflects lower debt repayments in 2003. The increase in cash used in investing activities for the first six months of 2003 reflects higher capital expenditures, primarily to refresh the commercial rental fleet.

      The Company refers to the net amount of cash generated from operating activities (excluding changes in the aggregate balance of trade receivables sold), collections on direct finance leases, proceeds from sale of assets and capital expenditures as “free cash flow.” Although free cash flow is a non-GAAP financial measure, management considers it to be an important measure of comparative operating performance. Free cash flow should be considered in addition to, but not as a substitute for or superior to, net earnings, cash flow and other measures of financial performance prepared in accordance with GAAP. The calculation of free cash flow may be different from the calculation used by other companies and therefore comparability may be limited.

      The following table shows the sources of the Company’s free cash flow for the six months ended June 30, 2003 and 2002:

	Six months ended June 30,

	2003	2002

	(In thousands)

Cash provided by operating activities	$407,614	329,015
Changes in the aggregate balance of trade receivables sold	—	40,000
Collections on direct finance leases	31,537	32,281
Sales of property and revenue earning equipment	95,140	77,145
Purchases of property and revenue earning equipment	(412,905)	(280,021)

Free cash flow	$121,386	198,420

      The decrease in free cash flow in the first half of 2003 compared with the same period last year was primarily attributable to higher capital spending levels which was partially offset by improved operating performance and reduced working capital needs. Beginning July 1, 2003, the Company expects cash provided by operating activities and free cash flow to be positively impacted from the adoption of Financial Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities.” See Note (J) to consolidated condensed financial statements, “Recent Accounting Pronouncements Affecting Future Periods,” for a complete discussion of the impact of adopting FIN No. 46.

      The following table provides a summary of capital expenditures for the six months ended June 30, 2003 and 2002:

	Six months ended June 30,

	2003	2002

	(In thousands)
Revenue earning equipment(a):
Vehicle purchases	$361,592	206,647
Buy-back of vehicles under operating leases	29,496	51,637

	391,088	258,284
Operating property and equipment	21,817	21,737

Total	$412,905	280,021

(a)	Capital expenditures exclude non-cash additions of $37.5 million and $17.2 million during the six months ended June 30, 2003 and 2002, respectively, in assets held under capital leases resulting from the extension of existing leases.

      The increase in capital expenditures of 47.5 percent during the first half of 2003 compared to last year was due primarily to planned increased asset purchases for the commercial rental fleet. Capital expenditures also increased in the full service lease product line due to an anticipated higher level of vehicle replacements this year. Capital spending levels in full service lease, however, did not increase to the extent planned due to weaker than expected leasing demand and a higher than planned level of redeployments and term extensions. Based on these factors, estimated 2003 full year capital spending levels have been reduced to $750 million from the previous estimate of $890 million.

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

      Total debt was $1.50 billion at June 30, 2003, a decrease of 3.6 percent from December 31, 2002. U.S. commercial paper outstanding at June 30, 2003 decreased to $12.0 million, compared with $117.5 million at December 31, 2002. The Company’s on-balance sheet percentage of variable-rate financing obligations (including swap agreements) was 32.8 percent at June 30, 2003, compared with 37.3 percent at December 31, 2002.

      The Company’s debt to equity and related ratios were as follows:

	June 30, 2003	December 31, 2002

	(Dollars in thousands)

On-balance sheet debt	$1,496,057	1,551,468
Debt to equity	126%	140%

Total obligations excluding securitizations	$1,796,226	1,921,905
Total obligations to equity excluding securitizations	151%	173%

Total obligations including securitizations	$2,052,271	2,232,860
Total obligations to equity including securitizations	173%	201%

      Debt to equity consists of the Company’s on-balance sheet debt for the period divided by total equity. Total obligations to equity represents debt plus the following off-balance sheet funding, all divided by total equity: (1) receivables sold, and (2) the present value of minimum lease payments and guaranteed residual values under operating leases for equipment, discounted at the interest rate implicit in the lease. Total obligations to equity, including securitizations, consists of total obligations, described above, plus the present value of contingent rentals under the Company’s securitizations (assuming customers make all lease payments on securitized vehicles when contractually due), discounted at the average interest rate paid to investors in the securitization trust, all divided by total equity. The decrease in all of the above ratios in 2003 was driven by the Company’s reduced funding needs as a result of the reduction of the Company’s fleet and the extension of vehicle holding periods.

      The Company participates in an agreement, as amended from time to time, to sell with limited recourse up to $275.0 million of trade receivables on a revolving and uncommitted basis. This agreement expires in July 2004. The receivables are sold first to a bankruptcy remote special-purpose entity, Ryder Receivables Funding LLC (“RRF LLC”) that is included in the Company’s consolidated condensed financial statements. RRF LLC then sells certain receivables to well-capitalized, unrelated commercial entities at a loss, which approximates the purchaser’s financing cost of issuing its own commercial paper backed by the trade receivables over the period of anticipated collection. The Company is responsible for servicing receivables sold but has no retained interests. Due to the relatively short life of receivables sold, no servicing asset or liability is recognized related to this agreement. At June 30, 2003 and December 31, 2002, there were no receivables sold pursuant to this agreement.

      The Company’s debt ratings as of June 30, 2003 were as follows:

	Short-term	Long-term

Moody’s Investors Service	P2	Baa1
Standard & Poor’s Ratings Services	A2	BBB
Fitch Ratings	F2	BBB+

      One source of liquidity is the Company’s short-term borrowings in the commercial paper market. An integral component for the Company’s ability to access the commercial paper market and the related cost of borrowings is the strength of the Company’s credit ratings. A downgrade of the Company’s debt below investment grade level would limit the Company’s ability to issue commercial paper and would result in the Company no longer having the ability to sell trade receivables under the agreement described above. As a result, the Company would have to rely on other established funding sources described below. On July 28, 2003, Standard & Poor’s Ratings Services revised the Company’s rating outlook to positive from stable and reaffirmed the Company’s long-term debt rating of “BBB”.

      The Company can borrow up to $860.0 million through a global credit facility. The facility is composed of a $300.0 million tranche, which was renewed in the second quarter of 2003 and now matures in May 2004 and is renewable annually, and a $560.0 million tranche which matures in May 2006. Except for the extension of expiration date, the terms of the credit facility renewed in the second quarter of 2003 remain substantially unchanged. The primary purposes of the credit facility are to finance working capital and to provide support for the issuance of commercial paper. At the Company’s option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. At June 30, 2003, $750.9 million was available under this global credit facility. Of this amount, $300.0 million was available at a maturity of less than one year. In order to maintain availability of funding, the global revolving credit facility requires the Company to maintain a ratio of debt to consolidated adjusted tangible net worth, as defined, of less than or equal to 300.0 percent. The ratio at June 30, 2003 was 107.0 percent.

      In 1998, the Company filed an $800.0 million shelf registration statement with the Securities and Exchange Commission. Proceeds from debt issues under the shelf registration have been and are expected to be used for capital expenditures, debt refinancing and general corporate purposes. At June 30, 2003, the Company had $157.0 million of debt securities available for issuance under this shelf registration statement.

      As of June 30, 2003 the Company had the following amounts available to fund operations under the aforementioned facilities:

	(In millions)
Global revolving credit facility	$750.9	($300.0 limited to less than one year)
Shelf registration statement	157.0
Trade receivables facility	275.0	(uncommitted basis)

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

      Sale-leaseback transactions (including vehicle securitizations) are generally executed in order to lower the total cost of funding the Company’s operations, to diversify the Company’s funding among different classes of investors (e.g. regional banks, pension plans, insurance companies, etc.) and to diversify the Company’s funding among different types of funding instruments. The Company did not enter into any sale-leaseback or securitization transactions during the first half of 2003.

      Pension Information

      The funded status of the Company’s pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. Recent declines in the market value of equity securities coupled with declines in long-term interest rates have had a negative impact on the funded status of the plans. While the Company is not required by employee benefit laws to make a contribution to fund its U.S. qualified plan (the Company’s primary pension plan) until September 2004, it reviews pension assumptions regularly and may from time to time elect to make contributions to its pension plans. Assuming plan assets earn expected returns and interest rates remain constant, the Company estimates the present value of its required pension plan contributions for all plans over the next 5 years to be approximately $210 million. Changes in interest rates and the market value of the securities held by the plans during 2003 could materially change, positively or negatively, the underfunded status and affect the level of pension expense and required contributions in 2004 and beyond.

      As of December 31, 2002, the Company recorded a non-cash equity charge of $227.6 million (after-tax) in connection with the accrual of an additional minimum pension liability. The equity charge reflects the under-funded status of the Company’s qualified pension plans (primarily the U.S. qualified plan) resulting from declines in the market value of equity securities and declines in long-term interest rates. Although this non-cash charge impacted reported leverage ratios, it did not affect the Company’s compliance with existing financial debt covenants.

RECENT ACCOUNTING PRONOUNCEMENTS

      See Note (J) to consolidated condensed financial statements, “Recent Accounting Pronouncements Affecting Future Periods,” for a complete discussion of recently issued accounting pronouncements.

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

ITEM 4. CONTROLS AND PROCEDURES

      As of the end of the second quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported as and when required.

      There were no significant changes in the Company’s internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in the paragraph above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of shareholders of Ryder System, Inc. was held on May 2, 2003.

(b)	All nominees for directors described in (c) below were elected. The following directors continued in office after the meeting: David I. Fuente, Christine A. Varney, Joseph L. Dionne, and Lynn M. Martin.

(c)	Certain matters voted on at the meeting and the votes cast with respect to such matters are as follows:

      Election of Directors

Director	Votes Received	Votes Withheld

Edward T. Foote II	35,089,803	20,103,559
Daniel H. Mudd	34,614,408	20,578,954
Gregory T. Swienton	34,990,666	20,202,696
Hansel E. Tookes II	35,100,846	20,092,516
Eugene A. Renna	35,110,663	20,082,699

      Management Proposals

	Votes Cast

	For	Against	Abstain

Ratification of Amendment to the Ryder System, Inc. Board of Directors Stock Award Plan	45,341,196	9,336,197	515,969
Ratification of KPMG LLP as auditors	51,881,884	2,898,989	412,489

      Shareholder Proposal

	Votes Cast
				Broker
	For	Against	Abstain	Non-Votes

Redemption of preferred share purchase rights	37,063,507	11,344,961	638,645	6,146,249

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

(15)	Letter re: unaudited interim financial information.

(31.1)	Certification of Gregory T. Swienton pursuant to Rule 13a-14(a) or Rule 15d-14(a).

(31.2)	Certification of Tracy A. Leinbach pursuant to Rule 13a-14(a) or Rule 15d-14(a).

(32.1)	Certification of Gregory T. Swienton pursuant to Rule 13a-14(a) or Rule 15d-14(a) and 18 U.S.C. Section 1350.

(32.2)	Certification of Tracy A. Leinbach pursuant to Rule 13a-14(a) or Rule 15d-14(a) and 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

On April 24, 2003, the Company filed a Current Report on Form 8-K under Items 7(c), 9 and 12 to report its financial results for the quarterly period ended March 31, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC.
(Registrant)

Date: August 8, 2003	By: /s/ Tracy A. Leinbach

Tracy A. Leinbach
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: August 8, 2003	By: /s/ Art A. Garcia

Art A. Garcia
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

(15)	Letter re: unaudited interim financial information.

(31.1)	Certification of Gregory T. Swienton pursuant to Rule 13a-14(a) or Rule 15d-14(a).

(31.2)	Certification of Tracy A. Leinbach pursuant to Rule 13a-14(a) or Rule 15d-14(a).

(32.1)	Certification of Gregory T. Swienton pursuant to Rule 13a-14(a) or Rule 15d-14(a) and 18 U.S.C. Section 1350.

(32.2)	Certification of Tracy A. Leinbach pursuant to Rule 13a-14(a) or Rule 15d-14(a) and 18 U.S.C. Section 1350.