Form 10-Q
period 2003-09-30
RYDER SYSTEM INC
filed 2003-11-07
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 1-4364

RYDER SYSTEM, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	59-0739250

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3600 N.W. 82 AVENUE, MIAMI, FLORIDA 33166	(305) 500-3726

(Address of principal executive offices including zip code)	(Telephone number including area code)

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

Ryder System, Inc. had 64,135,221 shares of common stock ($0.50 par value per share) outstanding as of October 31, 2003.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Condensed Statements of Earnings
Consolidated Condensed Balance Sheets
Consolidated Condensed Statements of Cash Flows
INDEPENDENT ACCOUNTANTS’ REVIEW REPORT
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2

RYDER SYSTEM, INC.

		PAGE
		NO.

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements
	Consolidated Condensed Statements of Earnings - Three and nine months ended September 30, 2003 and 2002 (unaudited)	3
	Consolidated Condensed Balance Sheets - September 30, 2003 (unaudited) and December 31, 2002	4
	Consolidated Condensed Statements of Cash Flows - Nine months ended September 30, 2003 and 2002 (unaudited)	5
	Notes to Consolidated Condensed Financial Statements (unaudited)	6
	Independent Accountants’ Review Report	17
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	36
ITEM 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K	37

SIGNATURES		38

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Ryder System, Inc. and Subsidiaries
Consolidated Condensed Statements of Earnings

(unaudited)

	Periods ended September 30,

	Three months		Nine months

	2003	2002	2003	2002

	(In thousands, except per share amounts)

Revenue	$1,193,603	1,212,363	$3,585,379	3,571,598

Operating expense	508,496	494,734	1,518,387	1,457,944
Salaries and employee-related costs	308,959	320,317	936,775	951,238
Freight under management expense	95,499	102,380	307,474	302,611
Depreciation expense	171,015	140,052	457,866	412,437
Gains on vehicle sales, net	(2,782)	(3,672)	(11,060)	(9,843)
Equipment rental	28,976	84,768	170,279	266,589
Interest expense	24,068	22,324	65,820	70,432
Miscellaneous income, net	(1,453)	(588)	(7,092)	(3,435)
Restructuring and other recoveries, net	(2,642)	(747)	(3,719)	(1,981)

	1,130,136	1,159,568	3,434,730	3,445,992

Earnings before income taxes and cumulative effect of changes in accounting principles	63,467	52,795	150,649	125,606
Provision for income taxes	22,960	19,011	54,520	45,456

Earnings before cumulative effect of changes in accounting principles	40,507	33,784	96,129	80,150
Cumulative effect of changes in accounting principles	(2,954)	—	(4,123)	(18,899)

Net earnings	$37,553	33,784	$92,006	61,251

Earnings per common share — Basic *:
Before cumulative effect of changes in accounting principles	$0.64	0.55	$1.53	1.31
Cumulative effect of changes in accounting principles	(0.05)	—	(0.07)	(0.31)

Net earnings	$0.59	0.55	$1.47	1.00

Earnings per common share — Diluted:
Before cumulative effect of changes in accounting principles	$0.63	0.54	$1.51	1.28
Cumulative effect of changes in accounting principles	(0.05)	—	(0.06)	(0.30)

Net earnings	$0.58	0.54	$1.45	0.98

Cash dividends per common share	$0.15	0.15	$0.45	0.45

* Earnings per share amounts are calculated independently for each component and may not be additive due to rounding.

See accompanying notes to consolidated condensed financial statements.

Ryder System, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

	(unaudited)
	September 30,	December 31,
	2003	2002

	(In thousands, except share amounts)
Assets:
Current assets:
Cash and cash equivalents	$97,385	104,237
Receivables, net	658,768	640,309
Inventories	52,697	59,104
Tires in service	157,714	131,569
Prepaid expenses and other current assets	110,834	88,952

Total current assets	1,077,398	1,024,171
Revenue earning equipment, net	2,994,053	2,497,614
Operating property and equipment, net	505,238	530,877
Direct financing leases and other assets	447,170	531,760
Intangible assets and deferred charges	182,515	182,560

Total assets	$5,206,374	4,766,982

Liabilities and shareholders’ equity:
Current liabilities:
Current portion of long-term debt	$330,447	162,369
Accounts payable	297,323	277,001
Accrued expenses	428,302	422,706

Total current liabilities	1,056,072	862,076
Long-term debt	1,445,546	1,389,099
Other non-current liabilities	502,589	473,879
Deferred income taxes	969,230	933,713

Total liabilities	3,973,437	3,658,767

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding September 30, 2003 or December 31, 2002	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, September 30, 2003 — 63,954,411; December 31, 2002 — 62,440,937	608,260	575,503
Retained earnings	870,416	806,761
Deferred compensation	(2,938)	(3,423)
Accumulated other comprehensive loss	(242,801)	(270,626)

Total shareholders’ equity	1,232,937	1,108,215

Total liabilities and shareholders’ equity	$5,206,374	4,766,982

See accompanying notes to consolidated condensed financial statements.

Ryder System, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(unaudited)

	Nine months ended September 30,

	2003	2002

	(In thousands)
Cash flows from operating activities:
Net earnings	$92,006	61,251
Cumulative effect of changes in accounting principles	4,123	18,899
Depreciation expense	457,866	412,437
Gains on vehicle sales, net	(11,060)	(9,843)
Amortization expense and other non-cash charges, net	3,831	8,770
Deferred income tax expense	35,809	39,189
Changes in operating assets and liabilities:
Decrease in aggregate balance of trade receivables sold	—	(100,000)
Receivables	(28,113)	(618)
Inventories	6,407	1,935
Prepaid expenses and other assets	3,750	3,213
Accounts payable	20,322	35,529
Accrued expenses and other non-current liabilities	47,757	5,604

Net cash provided by operating activities	632,698	476,366

Cash flows from financing activities:
Net change in commercial paper borrowings	(110,500)	(109,000)
Debt proceeds	110,943	159,295
Debt repaid, including capital lease obligations	(268,526)	(265,514)
Dividends on common stock	(28,351)	(27,781)
Common stock issued	30,785	34,532

Net cash used in financing activities	(265,649)	(208,468)

Cash flows from investing activities:
Purchases of property and revenue earning equipment	(575,223)	(443,156)
Sales of property and revenue earning equipment	152,174	107,460
Collections on direct finance leases	46,270	47,957
Other, net	2,878	(1,769)

Net cash used in investing activities	(373,901)	(289,508)

Decrease in cash and cash equivalents	(6,852)	(21,610)
Cash and cash equivalents at January 1	104,237	117,866

Cash and cash equivalents at September 30	$97,385	96,256

See accompanying notes to consolidated condensed financial statements.

Ryder System, Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements (unaudited)

(A)	INTERIM FINANCIAL STATEMENTS

       The accompanying unaudited consolidated condensed financial statements include the accounts of Ryder System, Inc. and subsidiaries (the “Company”) and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2002 Annual Report on Form 10-K. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures herein are adequate. The operating results for interim periods are unaudited and are not necessarily indicative of the results that can be expected for a full year. Certain prior year amounts have been reclassified to conform to current period presentation.

(B)	CONSOLIDATION OF VARIABLE INTEREST ENTITIES

       In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” that establishes accounting guidance for identifying variable interest entities (VIEs), including special-purpose entities, and when to include the assets, liabilities, noncontrolling interests and results of activities of VIEs in an enterprise’s consolidated financial statements. Prior to FIN 46, which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” a partially owned entity was only consolidated into the Company’s consolidated financial statements if it was controlled by the Company through ownership of a majority voting interest in the entity. FIN 46 requires consolidation of VIEs if the primary beneficiary has a variable interest (or combination of variable interests) that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. The enterprise consolidating a VIE is the primary beneficiary of that entity. FIN 46 applied immediately to VIEs created after January 31, 2003. For VIEs in existence before February 1, 2003, FIN 46 as amended, applies to the first fiscal period ending after December 15, 2003, although the FASB encouraged earlier application.

       Effective July 1, 2003, the Company adopted FIN 46 and, as a consequence, consolidated three VIEs that were established prior to February 1, 2003 and which are related to sale-leaseback transactions of revenue earning equipment in which the Company sold revenue earning equipment to a special-purpose entity and then leased the revenue earning equipment back as lessee under operating lease arrangements. In connection with these transactions, the Company provided credit enhancements and residual value guarantees that obligate the Company to absorb the majority of the expected losses from such entities, if any are realized. Therefore, FIN 46 requires that these entities be consolidated. The credit enhancements, in the form of cash reserve deposits (included in other assets), as well as the revenue earning equipment under lease serve as collateral for the VIEs’ long-term borrowings. The creditors of the VIEs do not have recourse to the general assets of the Company.

       The assets and liabilities of consolidated VIEs are measured in the amounts at which they would have been recorded in the consolidated financial statements if FIN 46 had been effective at the inception of the transactions. Accordingly, effective July 1, 2003, the Company recorded additional revenue earning equipment of $421.4 million and additional debt of $414.0 million, in addition to recognizing a non-cash cumulative effect charge of $3.0 million on an after-tax basis, or $0.05 per diluted share. Concurrent with the consolidation of the VIEs, the Company began recognizing depreciation expense attributed to the revenue earning equipment of the VIEs and interest expense on the additional debt of the VIEs in lieu of rent expense. The cumulative effect charge primarily represented depreciation and interest expense of the VIEs that would have been recorded had FIN 46 been in effect since lease inception, in excess of rent expense recorded under operating leases. The charge is expected to reverse in operating earnings over the next three years. The consolidation of the VIEs did not have a significant impact on the Company’s consolidated net earnings. However, both net cash provided by operating activities and used in financing activities on the Company’s Consolidated Condensed Statements of Cash Flows increased due to the add-back of depreciation expense on the VIEs’ revenue earning equipment and principal payments on the VIEs’ debt, respectively.

(C)	OTHER ACCOUNTING CHANGES

       Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, was adopted by the Company on January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The cumulative effect adjustment recognized upon adoption of this standard was $1.1 million on an after-tax basis, or $0.02 per diluted share, consisting primarily of costs associated with the retirement of certain components of revenue earning equipment. Net earnings for the three and nine months ended September 30, 2002 would not have been materially different if this standard had been adopted effective January 1, 2002.

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

       In May 2003, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease.” EITF No. 01-8 requires both parties to an arrangement to determine whether a service contract or similar arrangement includes a lease within the scope of SFAS No. 13, “Accounting for Leases.” The consensus became effective for the Company prospectively to arrangements agreed to, modified or acquired in business combinations in fiscal periods beginning July 1, 2003. The adoption of EITF No. 01-8 did not have a material effect on the Company’s results of operations, cash flows or financial position.

       In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which established standards for how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities (or as an asset in some circumstances). SFAS No. 150 became effective for the Company beginning July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s results of operations, cash flows or financial position.

       In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement (including leasing arrangements) consideration should be allocated among the separate units of accounting. The application of the consensus became effective for revenue arrangements entered into by the Company beginning July 1, 2003. The adoption of EITF No. 00-21 did not have a material effect on the Company’s results of operations, cash flows or financial position.

(D)	REVENUE EARNING EQUIPMENT, NET

	September 30,	December 31,
	2003	2002

	(In thousands)

Full service lease	$4,006,394	3,111,870
Commercial rental	1,335,288	1,153,173

	5,341,682	4,265,043
Accumulated depreciation	(2,347,629)	(1,767,429)

Total(a)	$2,994,053	2,497,614

(a)	Revenue earning equipment, net attributed to VIEs consolidated effective July 1, 2003 totaled approximately $376 million at September 30, 2003.

        At September 30, 2003 and December 31, 2002, the net carrying value of revenue earning equipment held for sale was $45.4 million and $34.6 million, respectively.

(E)	OPERATING PROPERTY AND EQUIPMENT, NET

	September 30,	December 31,
	2003	2002

	(In thousands)

Land	$105,710	106,367
Buildings and improvements	593,942	588,283
Machinery and equipment	497,473	498,308
Other	56,807	65,094

	1,253,932	1,258,052
Accumulated depreciation	(748,694)	(727,175)

Total	$505,238	530,877

(F)	INCOME TAXES

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

(G)	DEBT AND OTHER FINANCING

	September 30,	December 31,
	2003	2002

	(In thousands)

U.S. commercial paper	$7,000	117,500
Unsecured U.S. notes:
Debentures	325,795	325,749
Medium-term notes	740,895	727,000
Unsecured foreign obligations	211,199	229,032
Asset-backed securities(a)	323,810	—
Other debt, including capital leases	148,801	127,898

Total debt before interest rate swaps	1,757,500	1,527,179
Fair market value adjustment on notes subject to hedging(b)	18,493	24,289

Total debt	1,775,993	1,551,468
Current portion	(330,447)	(162,369)

Long-term debt	$1,445,546	1,389,099

(a)	The asset-backed securities represent outstanding debt of the consolidated VIEs. The asset-backed securities are collateralized by cash reserve deposits (included in other assets) and revenue earning equipment of the consolidated VIEs totaling $347.9 million as of September 30, 2003. The asset-backed securities bear interest rates ranging from 5.52 percent to 7.70 percent. Maturities of the asset-backed securities range from 2005 through 2012 and approximately 95 percent of total outstanding obligations will be paid by 2006.

(b)	Fair market value of executed interest rate swaps totaling $322.0 million designated as fair value hedges.

        The Company can borrow up to $860.0 million through a global revolving credit facility with a syndicate of lenders. The facility is composed of a $300.0 million tranche, which matures in May 2004 and is renewable annually, and a $560.0 million tranche which matures in May 2006. The primary purposes of the credit facility are to finance working capital and to provide support for the issuance of commercial paper. At the Company’s option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s annual facility fee ranges from 12.5 to 15.0 basis points applied to the total facility of $860.0 million based on the Company’s current credit rating. At September 30, 2003, $785.3 million was available under this global credit facility. Of this amount, $300.0 million was available at a maturity of less than one year. Foreign borrowings of $67.7 million were outstanding under the facility at September 30, 2003. In order to maintain availability of funding, the global revolving credit facility requires the Company to maintain a ratio of debt to consolidated adjusted tangible net worth, as defined, of less than or equal to 300.0 percent. The ratio at September 30, 2003 was 122.7 percent.

        During the nine months ended September 30, 2003 and 2002, the Company added capital lease obligations of $69.1 million and $29.5 million, respectively, in connection with the extension of existing leases of revenue earning equipment.

        The Company filed a universal shelf registration statement with the Securities and Exchange Commission to issue up to $800.0 million of securities, including $107.0 million of available securities that were carried forward from the Company’s existing shelf registration statement. In October 2003, the universal shelf registration statement became effective and the Company established an $800.0 million program for the issuance of debt securities. Proceeds from debt issuances under the universal shelf registration statement are expected to be used for capital expenditures, debt refinancings and general corporate purposes.

       At September 30, 2003, the Company had letters of credit outstanding totaling $151.1 million, which primarily guarantee various insurance activities. Certain of these letters of credit guarantee insurance activities associated with insurance claim liabilities transferred in conjunction with the sale of certain businesses reported as discontinued operations in previous years. To date, the insurance claims, representing per claim deductibles payable under third-party insurance policies, have been paid by the companies that assumed such liabilities. However, if all or a portion of the assumed claims of approximately $13 million are unable to be paid, the third-party insurers may have recourse against certain of the outstanding letters of credit provided by the Company in order to satisfy the unpaid claim deductibles. In September 2003, the Company resolved several long-standing matters with the purchaser of the businesses referred to above, which did not impact the third quarter 2003 results. Under the terms of the settlement agreement, the Company obtained a letter of credit in its favor for the assumed claims of approximately $3.5 million, thus reducing its potential exposure to such claims. The Company will receive an additional letter of credit in the amount of $1.0 million each quarter starting in the fourth quarter 2003 through the third quarter of 2005. At such time, and periodically thereafter, an actuarial valuation will be made to determine the remaining amount of the insurance claim liabilities and the letters of credit issued in favor of the Company will be adjusted accordingly.

(H)	EARNINGS PER SHARE

       Basic earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding. Restricted stock granted to employees and directors of the Company are not included in the computation of earnings per share until such securities vest. Diluted earnings per share reflect the dilutive effect of potential common shares from securities such as stock options and unvested restricted stock. The dilutive effect of stock options and unvested restricted stock is computed using the treasury stock method, which assumes the repurchase of common shares and unvested restricted stock by the Company at the average market price for the period.

       A reconciliation of the number of shares used in computing basic and diluted earnings per share follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)

Weighted-average shares outstanding — Basic	63,220	61,879	62,645	61,425
Effect of dilutive options and unvested restricted stock	1,068	934	819	1,132

Weighted-average shares outstanding — Diluted	64,288	62,813	63,464	62,557

Anti-dilutive options not included above	1,535	4,426	4,422	1,763

(I)	STOCK-BASED COMPENSATION

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

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)

Net earnings, as reported	$37,553	33,784	$92,006	61,251
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	226	221	677	678
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,792)	(2,280)	(4,340)	(5,956)

Pro forma net earnings	$35,987	31,725	$88,343	55,973

Earnings per common share:
Basic:
As reported	$0.59	0.55	$1.47	1.00
Pro forma	$0.57	0.51	$1.41	0.91
Diluted:
As reported	$0.58	0.54	$1.45	0.98
Pro forma	$0.56	0.50	$1.38	0.89

       The fair values of options granted were estimated as of the dates of grant using the Black-Sholes option pricing model. Total stock-based employee compensation expense for the three and nine months ended September 30, 2003 includes the effect of cancelled options totaling 61,769 and 519,190, respectively, compared with 16,923 and 145,101 in the same periods in 2002.

(J)	COMPREHENSIVE INCOME

       Comprehensive income presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following table provides a reconciliation of net earnings as reported in the Company’s Consolidated Condensed Statements of Earnings to comprehensive income.

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)

Net earnings	$37,553	33,784	$92,006	61,251
Other comprehensive income:
Foreign currency translation adjustments	(361)	(4,387)	27,779	1,824
Additional minimum pension liability adjustment	—	—	—	(1,507)
Unrealized net gain (loss) on derivative instruments	146	(520)	46	(538)

Total comprehensive income	$37,338	28,877	$119,831	61,030

(K)	RESTRUCTURING AND OTHER RECOVERIES, NET

     The components of restructuring and other recoveries, net for the three and nine months ended September 30, 2003 and 2002 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)
Restructuring charges (recoveries), net:
Employee severance and benefits	$1,535	(764)	$1,087	(1,404)
Facility and related costs	(149)	10	(83)	(41)

	1,386	(754)	1,004	(1,445)
Other (recoveries) charges, net:
Asset write-downs	(128)	215	(785)	192
Strategic consulting fees	—	11	—	11
Contract termination costs	—	(219)	—	(219)
Insurance reserves — sold business	—	—	(38)	(520)
Settlement of commercial dispute	(3,900)	—	(3,900)	—

Total	$(2,642)	(747)	$(3,719)	(1,981)

     Allocation of restructuring and other recoveries, net across reportable business segments for the three and nine months ended September 30, 2003 and 2002 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)

Fleet Management Solutions	$(2,413)	(426)	$(3,246)	(449)
Supply Chain Solutions	(330)	(128)	(358)	(128)
Dedicated Contract Carriage	(497)	(21)	(500)	(21)
Central Support Services	598	(172)	385	(1,383)

Total	$(2,642)	(747)	$(3,719)	(1,981)

2003

     During the third quarter of 2003, the Company recognized a charge of $1.5 million for the elimination of approximately 20 positions as a result of cost management and process improvement actions across various functional areas of Central Support Services. Management expects to reduce overhead costs by approximately $2 million annually as a result of these headcount reductions. While the majority of these employees had not been terminated as of September 30, 2003, such actions will be finalized by year-end. Year-to-date employee severance and benefit charges were partially offset by recoveries relating to employee severance and benefits recorded in prior restructurings that were reversed earlier in the year due to refinements of estimates.

     Other (recoveries) charges, net in 2003 consisted primarily of the third quarter settlement of a commercial dispute pertaining to prior billings with an information technology vendor and gains on sale of owned facilities identified for closure in prior restructurings.

2002

     During the first and third quarters of 2002, employee severance and benefits that had been recorded in prior restructurings were reversed due to refinements in estimates.

     Other (recoveries) charges, net in the third quarter represent the additional write-down to estimated fair value of owned facilities identified for closure in prior restructurings and the reversal of contract termination costs recognized in 2001 resulting from refinements in estimates. During the nine months ended September 30, 2002, other (recoveries) charges, net also included the settlement of reserves attributed to a previously sold business.

     Activity related to restructuring reserves for the nine months ended September 30, 2003 was as follows:

	December 31,			September 30,
	2002			2003
	Balance	Additions	Deductions	Balance

	(In thousands)

Employee severance and benefits	$9,369	1,535	7,164	3,740
Facilities and related costs	3,275	173	1,891	1,557

Total	$12,644	1,708	9,055	5,297

     At September 30, 2003, employee terminations from prior year restructuring plans were substantially finalized. Deductions represent cash payments made during the period of $8.5 million and prior year charge reversals of $0.6 million. At September 30, 2003, outstanding restructuring obligations are required to be paid principally over the next fifteen months.

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

     CSS costs attributable to the business segments are generally allocated to FMS, SCS and DCC as follows:

•	Sales and marketing, finance, corporate services and health and safety — allocated based upon estimated and planned resource utilization.

•	Human resources — individual costs within this category are allocated in several ways, including allocation based on estimated utilization and number of personnel supported.

•	Information technology — allocated principally based upon utilization-related metrics such as number of users or minutes of CPU time. Customer-related project costs and expenses are allocated to the business segment responsible for the project.

•	Other — represents purchasing, legal and other centralized costs and expenses including certain incentive compensation costs. Expenses, where allocated, are based primarily on the number of personnel supported.

     The FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to the SCS and DCC segments. Inter-segment revenue and NBT are accounted for at approximate fair value as if the transactions were made with independent third parties. NBT related to inter-segment equipment and services billed to customers (equipment contribution) is included in both FMS and the business segment which served the customer, then eliminated (presented as “Eliminations”)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)
Equipment contribution:
Supply Chain Solutions	$3,536	3,663	$11,146	11,354
Dedicated Contract Carriage	4,100	4,835	13,229	13,763

Total	$7,636	8,498	$24,375	25,117

The following tables set forth financial information for each of the Company’s business segments and a reconciliation between segment NBT and earnings before income taxes and cumulative effect of changes in accounting principles for the three and nine months ended September 30, 2003 and 2002. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

	FMS	SCS	DCC	Eliminations	CSS	Total

	(In thousands)
For the three months ended
September 30, 2003
Revenue from external customers	$735,587	330,986	127,030	—	—	$1,193,603
Intersegment revenue	73,706	—	—	(73,706)	—	—

Total revenue	$809,293	330,986	127,030	(73,706)	—	$1,193,603

Segment NBT(a)	$55,002	12,277	7,173	(7,636)	(5,991)	$60,825

Restructuring and other recoveries, net						2,642

Earnings before income taxes and cumulative effect of changes in accounting principles						$63,467

Capital expenditures(a) (b)	$158,214	3,114	149	—	841	$162,318

September 30, 2002
Revenue from external customers	$732,847	348,530	130,986	—	—	$1,212,363
Intersegment revenue	77,008	—	—	(77,008)	—	—

Total revenue	$809,855	348,530	130,986	(77,008)	—	$1,212,363

Segment NBT(a)	$58,492	(664)	9,876	(8,498)	(7,158)	$52,048

Restructuring and other recoveries, net						747

Earnings before income taxes and cumulative effect of changes in accounting principles						$52,795

Capital expenditures(a) (b)	$158,271	3,449	70	—	1,345	$163,135

For the nine months ended
September 30, 2003
Revenue from external customers	$2,190,143	1,010,912	384,324	—	—	$3,585,379
Intersegment revenue	230,265	—	—	(230,265)	—	—

Total revenue	$2,420,408	1,010,912	384,324	(230,265)	—	$3,585,379

Segment NBT(a)	$140,252	27,027	22,410	(24,375)	(18,384)	$146,930

Restructuring and other recoveries, net						3,719

Earnings before income taxes and cumulative effect of changes in accounting principles						$150,649

Capital expenditures(a) (b)	$559,351	11,006	633	—	4,233	$575,223

September 30, 2002
Revenue from external customers	$2,143,337	1,043,917	384,344	—	—	$3,571,598
Intersegment revenue	234,992	—	—	(234,992)	—	—

Total revenue	$2,378,329	1,043,917	384,344	(234,992)	—	$3,571,598

Segment NBT(a)	$150,525	(5,091)	23,281	(25,117)	(19,973)	$123,625

Restructuring and other recoveries, net						1,981

Earnings before income taxes and cumulative effect of changes in accounting principles						$125,606

Capital expenditures(a) (b)	$426,334	11,818	289	—	4,715	$443,156

(a)	CSS includes the activity not allocated to the reportable business segments.

(b)	FMS capital expenditures exclude non-cash additions of $31.6 million and $69.1 million during the three and nine months ended September 30, 2003 compared with $12.3 million and $29.5 million during the same periods in 2002, respectively, in assets held under capital leases resulting from the extension of existing leases.

      The following table sets forth total assets as provided to the chief operating decision-maker for each of the Company’s reportable business segments:

	September 30,	December 31,
	2003	2002

	(In thousands)

Fleet Management Solutions(a)	$4,684,886	4,241,095

Supply Chain Solutions	380,372	366,954

Dedicated Contract Carriage	106,263	113,479

Central Support Services	165,931	185,773

Inter-segment eliminations	(131,078)	(140,319)

Total	$5,206,374	4,766,982

(a)	The increase in Fleet Management Solutions’ total assets reflects the additional revenue earning equipment attributed to VIEs consolidated effective July 1, 2003.

(M)	OTHER MATTERS

      The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. While any proceeding or litigation has an element of uncertainty, management believes that the disposition of these matters will not have a material impact on its results of operations, cash flows or financial position.

KPMG LLP
CERTIFIED PUBLIC ACCOUNTANTS
One Biscayne Tower	Telephone	305-358-2300
2 South Biscayne Boulevard	Fax	305-913-2692
Suite 2800
Miami, Florida 33131

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS
RYDER SYSTEM, INC.:

      We have reviewed the accompanying consolidated condensed balance sheet of Ryder System, Inc. and subsidiaries as of September 30, 2003, and the related consolidated condensed statements of earnings for the three and nine months ended September 30, 2003 and 2002 and the consolidated condensed statements of cash flows for the nine months ended September 30, 2003 and 2002. These consolidated condensed financial statements are the responsibility of the Company’s management.

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

      As discussed in the notes to the consolidated condensed financial statements, the Company changed its method of accounting for variable interest entities and its method of accounting for asset retirement obligations in 2003 and its method of accounting for goodwill and other intangible assets in 2002.

/s/ KPMG LLP

Miami, Florida
October 22, 2003

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS —
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

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

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

      As discussed in Note (B) to the unaudited consolidated condensed financial statements, effective July 1, 2003, the Company consolidated three variable interest entities (VIEs) in connection with the adoption of the Financial Accounting Standards Board’s Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.” The consolidated VIEs were established as part of previous sale-leaseback transactions of revenue earning equipment in which the Company sold revenue earning equipment to special-purpose entities (SPEs) and then leased the revenue earning equipment back as lessee under operating lease arrangements. The Company enters into sale-leaseback transactions in the ordinary course of business in order to lower the total cost of funding operations, to diversify funding among different classes of investors, and to diversify funding among different types of funding instruments. Sale-leaseback transactions are executed with third-party financial institutions, as well as with SPEs that may also be VIEs. In connection with the sale-leaseback transactions executed with SPEs, in the form of vehicle securitizations and a synthetic leasing arrangement, the Company provided credit enhancements and residual value guarantees that obligate the Company to absorb the majority of the expected losses from such entities, if any are realized. Therefore, FIN 46 requires that these entities be consolidated.

      As a result of the consolidation of these VIEs, the Company recorded a non-cash cumulative effect charge of $3.0 million on an after-tax basis, or $0.05 per diluted share in the third quarter of 2003. The cumulative effect charge represented depreciation and interest expense of the VIEs that would have been recorded had FIN 46 been in effect since lease inception, in excess of rent expense recorded under operating leases. The charge is expected to reverse in operating earnings over the next three years. The consolidation of the VIEs did not have a significant impact on the Company’s consolidated net earnings; however reported depreciation expense, equipment rental and interest expense were impacted by the consolidation of the VIEs. In addition, both net cash provided by operating activities and the free cash flow measure increased due to the add-back of depreciation expense on the VIEs’ revenue earning equipment and net cash used in financing activities also increased due to principal payments on VIEs’ debt.

CONSOLIDATED RESULTS

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)
Earnings before cumulative effect of changes in accounting principles(a)	$40,507	33,784	$96,129	80,150
Per diluted common share	0.63	0.54	1.51	1.28

Net earnings(a) (b)	$37,553	33,784	$92,006	61,251
Per diluted common share	0.58	0.54	1.45	0.98

Weighted-average shares outstanding — Diluted	64,288	62,813	63,464	62,557

(a)	Net earnings for the three and nine months ended September 30, 2003 include restructuring and other recoveries, net of $1.6 million after-tax, or $0.02 per diluted common share and $2.2 million after-tax, or $0.04 per diluted common share, respectively. Net earnings for the three and nine months ended September 30, 2002 include restructuring and other recoveries, net of $0.5 million after-tax, or $0.01 per diluted common share and $1.4 million after-tax, or $0.02 per diluted common share, respectively.

(b)	Net earnings for the three and nine months ended September 30, 2003 include the cumulative effect of a change in accounting for variable interest entities resulting in an after-tax charge of $3.0 million, or $0.05 per diluted common share. Net earnings for the nine months ended September 30, 2003 also include the cumulative effect of a change in accounting for costs associated with the eventual retirement of long-lived assets primarily relating to components of revenue earning equipment resulting in an after-tax charge of $1.1 million, or $0.02 per diluted common share. Net earnings for the nine months ended September 30, 2002 include the cumulative effect of a change in accounting for goodwill resulting in an after-tax charge of $18.9 million, or $0.30 per diluted common share.

      Earnings before cumulative effect of changes in accounting principles increased 19.9 percent in the third quarter of 2003 and also in the nine months ended September 30, 2003 to $40.5 million and $96.1 million, respectively, compared to the same periods last year. The increases in earnings were primarily attributed to reductions in operating expenses stemming from cost management and process improvement actions, improved SCS operating performance, improved FMS rental pricing, lower financing costs and the impact of favorable exchange rate fluctuations. Higher after-tax restructuring and other recoveries, net in the third quarter of 2003, also impacted earnings favorably. Net earnings were adversely affected by an increase in pre-tax annual pension expense of $13.1 million and $39.2 million in the three and nine months ended September 30, 2003, respectively, compared with the same periods last year, and the negative impact of lower revenue due to continued weak economic conditions in the U.S. and the impact of certain customer contracts not renewed. Pension expense primarily impacts FMS, which employs the majority of the Company’s employees that participate in the Company’s primary U.S. pension plan. See “Operating Results by Business Segment” for a further discussion of operating results.

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)
Revenue:
Fleet Management Solutions	$809,293	809,855	$2,420,408	2,378,329
Supply Chain Solutions	330,986	348,530	1,010,912	1,043,917
Dedicated Contract Carriage	127,030	130,986	384,324	384,344
Eliminations	(73,706)	(77,008)	(230,265)	(234,992)

Total	$1,193,603	1,212,363	$3,585,379	3,571,598

        Revenue decreased 1.5 percent to $1.19 billion in the third quarter of 2003 compared with the same period in 2002. In the nine months ended September 30, 2003, revenue increased 0.4 percent to $3.59 billion compared with the same period last year. Comparisons were impacted by increased FMS fuel services revenue as a result of higher average fuel prices. The Company realized minimal changes in profitability as a result of higher fuel services revenue as these generally reflect costs that are passed through to customers. During 2003, FMS was negatively impacted by continued softness in the U.S. economy resulting in reduced full service lease and programmed maintenance demand, as well as the impact of some ancillary business not renewed. These decreases were offset by improved commercial rental revenue due to higher pricing. SCS revenue decreased in 2003 compared with the same periods in 2002 as a result of volume reductions combined with the non-renewal of certain business. Revenue comparisons were favorably impacted by expanded business in Canada, Latin America and Asia and changes in foreign exchange rates.

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in thousands)

Operating expense	$508,496	494,734	$1,518,387	1,457,944
Percentage of revenue	42.6%	40.8%	42.3%	40.8%

        Operating expense increased 2.8 percent to $508.5 million in the third quarter of 2003 compared with the same period in 2002. Operating expense increased 4.1 percent to $1.52 billion in the nine months ended September 30, 2003 compared with the same period in 2002. The increases were principally a result of increases in fuel costs due to higher average fuel prices in 2003. Operating expenses were also impacted by higher maintenance costs as a result of an older fleet, offset by a reduction in overhead spending from the Company’s continuing cost containment actions.

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in thousands)

Salaries and employee-related costs	$308,959	320,317	$936,775	951,238
Percentage of revenue	25.9%	26.4%	26.1%	26.6%

       Salaries and employee-related costs decreased 3.5 percent to $309.0 million in the third quarter of 2003 compared with the same period in 2002. Salaries and employee-related costs decreased 1.5 percent to $936.8 million in the nine months ended September 30, 2003 compared with the same period in 2002. Salaries and employee-related costs declined as a result of headcount reductions which offset higher pension expense. Average headcount decreased in the three and nine months ended September 30, 2003 compared with the same periods in 2002 reflecting the impact of the Company’s cost containment actions, reduced volumes across all business segments and the non-renewal of certain customer contracts.

       Pension expense increased $13.1 million to $19.9 million in the third quarter of 2003 compared with the third quarter of 2002 and increased $39.2 million to $60.9 million in the nine months ended September 30, 2003 compared with the same period in 2002. Pension expense for all pension plans is expected to total approximately $82 million for full-year 2003 compared with $29 million in 2002. The increase in pension expense is primarily attributable to the U.S. pension plan and reflects the adverse effect of negative pension asset returns in 2002, as well as a declining interest rate environment resulting in a lower discount rate for calculating the present value of pension obligations. For 2003, pension expense for the Company’s U.S. pension plan, the Company’s primary plan, will be approximately $62 million, an increase of $49 million over the prior year, using an assumed discount rate of 6.5 percent and an expected long-term rate of return on assets of 8.5 percent per annum.

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in thousands)

Freight under management expense	$95,499	102,380	$307,474	302,611
Percentage of revenue	8.0%	8.4%	8.6%	8.5%

       Freight under management (FUM) expense represents subcontracted freight costs on logistics contracts for which the Company purchases transportation. FUM expense decreased 6.7 percent to $95.5 million in the third quarter of 2003 compared with the same period in 2002. FUM expense increased 1.6 percent to $307.5 million in the nine months ended September 30, 2003 compared with the same period in 2002. Decreased freight volumes during the third quarter 2003 substantially offset the increase experienced during the first half of the year, which contributed to the overall year-to-date increase.

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)

Depreciation expense	$171,015	140,052	$457,866	412,437
Gains on vehicle sales, net	$(2,782)	(3,672)	$(11,060)	(9,843)
Equipment rental	$28,976	84,768	$170,279	266,589

       Depreciation expense in the third quarter of 2003 increased 22.1 percent to $171.0 million compared with the third quarter of 2002. Depreciation expense increased 11.0 percent to $457.9 million in the nine months ended September 30, 2003 compared with the same period in 2002. While the overall fleet size declined during the nine months ended September 30, 2003 compared with last year due to weak leasing demand, depreciation expense increased because of the increase in the average number of owned (compared with leased) revenue earning equipment units. The increase in the number of owned units was impacted by the consolidation of VIEs effective July 1, 2003, the conversion of leased units to owned status as a result of lease extensions and the replacement of expiring lease units with owned. During the three months ended September 30, 2003, depreciation expense attributable to the revenue earning equipment of consolidated VIEs approximated $21 million.

       Gains on vehicle sales decreased 24.2 percent to $2.8 million compared with the third quarter in 2002. Gains on vehicle sales increased 12.4 percent to $11.1 million in the nine months ended September 30, 2003 compared with the same period in 2002. The decrease in gains on vehicle sales for the third quarter 2003 was due to reduced average pricing in the light-duty truck and trailer classes. For the nine months ended September 30,2003, the Company experienced improved gains on vehicle sales due to higher number of unit sales and improved average pricing on vehicles sold in the tractor class as compared to the same period in 2002.

       Equipment rental primarily consists of rental costs on revenue earning equipment in FMS. Equipment rental costs decreased 65.8 percent to $29.0 million in the third quarter of 2003 and decreased 36.1 percent to $170.3 million in the nine months ended September 30, 2003 compared with the same periods in 2002. The decreases in 2003 were due to a reduction in the average number of leased vehicles (compared with owned) resulting from the consolidation of VIEs effective July 1, 2003, term extensions and an overall decline in fleet size, which principally impacted equipment under lease. During the three months ended September 30, 2003, equipment rental was reduced by approximately $29 million for revenue earning equipment of VIEs consolidated effective July 1, 2003.

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in thousands)

Interest expense	$24,068	22,324	$65,820	70,432
Percentage of revenue	2.0%	1.8%	1.8%	2.0%

       Interest expense increased 7.8 percent to $24.1 million during the third quarter of 2003 compared with the same period in 2002. In the nine months ended September 30, 2003, interest expense decreased 6.5 percent to $65.8 million compared with the same period in 2002. The increase in interest expense during the third quarter reflects the impact of interest expense of approximately $6 million on debt of the VIEs’ consolidated effective July 1, 2003. Exclusive of the impact on interest expense from consolidating the VIEs, comparisons for each of the periods presented were favorably impacted by overall lower market interest rates and reduced average debt levels.

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)

Miscellaneous income, net	$(1,453)	(588)	$(7,092)	(3,435)

      The Company had miscellaneous income, net of $1.5 million and $7.1 million in the three and nine months ended September 30, 2003 compared with $0.6 million and $3.4 million in the same periods in 2002, respectively. Prior to the consolidation of the VIEs effective July 1, 2003, miscellaneous income, net included fee income related to administrative services provided to vehicle lease trusts in connection with the vehicle securitization transactions. Upon consolidation of the vehicle securitization trusts, the Company no longer recognizes a benefit from service fee income. For the three and nine months ended September 30, 2003, miscellaneous income, net was favorably impacted from improved market performance of investments classified as trading securities used to fund certain benefit plans and lower losses on the sale of trade receivables related to the decreased use of the Company’s revolving receivables financing program, which offset the elimination of servicing fee income related to the vehicle lease trusts.

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)

Restructuring and other recoveries, net	$(2,642)	(747)	$(3,719)	(1,981)

      For the three and nine months ended September 30, 2003, restructuring and other recoveries, net of $2.6 million and $3.7 million, respectively, consisted primarily of a $3.9 million favorable settlement of a commercial dispute pertaining to prior billings with an IT vendor and gains on sale of owned facilities identified for closure in prior restructurings. Such recoveries were partially offset by employee severance and benefits charges of $1.5 million resulting from the elimination of approximately 20 positions due to cost management and process improvement actions across various functional areas of Central Support Services during the third quarter. Management expects to reduce overhead costs by approximately $2 million annually as a result of these headcount reductions.

      During the three and nine months ended September 30, 2002, restructuring and other recoveries, net of $0.7 million and $2.0 million, respectively, consisted primarily of employee severance and benefits that had been recorded in prior restructurings and which were reversed due to refinements in estimates. Additionally in the first quarter of 2002, restructuring and other recoveries, net included the settlement of reserves attributed to a previously sold business. See Note (K) to consolidated condensed financial statements, “Restructuring and Other Recoveries, Net,” for a complete discussion of these items.

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)

Provision for income taxes	$22,960	19,011	$54,520	45,456

      The Company’s effective income tax rate on earnings was 36.2 percent in the three and nine months ended September 30, 2003 compared with 36.0 percent and 36.2 percent in the same periods in 2002, respectively.

OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)
Revenue:
Fleet Management Solutions	$809,293	809,855	$2,420,408	2,378,329
Supply Chain Solutions	330,986	348,530	1,010,912	1,043,917
Dedicated Contract Carriage	127,030	130,986	384,324	384,344
Eliminations	(73,706)	(77,008)	(230,265)	(234,992)

Total	$1,193,603	1,212,363	$3,585,379	3,571,598

NBT:
Fleet Management Solutions	$55,002	58,492	$140,252	150,525
Supply Chain Solutions	12,277	(664)	27,027	(5,091)
Dedicated Contract Carriage	7,173	9,876	22,410	23,281
Eliminations	(7,636)	(8,498)	(24,375)	(25,117)

	66,816	59,206	165,314	143,598
Unallocated Central Support Services	(5,991)	(7,158)	(18,384)	(19,973)

Earnings before restructuring and other recoveries, income taxes, and cumulative effect of changes in accounting principles	60,825	52,048	146,930	123,625
Restructuring and other recoveries, net	2,642	747	3,719	1,981

Earnings before income taxes and cumulative effect of changes in accounting principles	$63,467	52,795	$150,649	125,606

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

      Segment NBT excludes restructuring and other recoveries, net and includes equipment contribution. Allocation of restructuring and other recoveries, net across reportable business segments for the three and nine months ended September 30, 2003 and 2002 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)

Fleet Management Solutions	$2,413	426	$3,246	449
Supply Chain Solutions	330	128	358	128
Dedicated Contract Carriage	497	21	500	21
Central Support Services	(598)	172	(385)	1,383

Total	$2,642	747	$3,719	1,981

      The FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to the SCS and DCC segments. Inter-segment revenue and NBT are accounted for at approximate fair value as if the transactions were made with independent third parties. NBT related to inter-segment equipment and services billed to customers (equipment contribution) is included in both FMS and the business segment which served the customer and then eliminated (presented as “Eliminations”). The following table sets forth equipment contribution included in NBT for the Company’s SCS and DCC segments for the three and nine months ended September 30, 2003 and 2002.

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)
Equipment contribution:
Supply Chain Solutions	$3,536	3,663	$11,146	11,354
Dedicated Contract Carriage	4,100	4,835	13,229	13,763

Total	$7,636	8,498	$24,375	25,117

      These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

Fleet Management Solutions

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in thousands)

Full service lease and programmed maintenance	$448,836	451,384	$1,341,700	1,350,994
Commercial rental	131,790	123,133	361,184	338,981
Other	74,703	87,439	233,086	259,427

Dry revenue(a)	655,329	661,956	1,935,970	1,949,402
Fuel services revenue	153,964	147,899	484,438	428,927

Total revenue	$809,293	809,855	$2,420,408	2,378,329

Segment NBT	$55,002	58,492	$140,252	150,525

Segment NBT as a % of total revenue	6.8%	7.2%	5.8%	6.3%

Segment NBT as a % of dry revenue(a)	8.4%	8.8%	7.2%	7.7%

(a)	The Company uses dry revenue, a non-GAAP financial measure, to evaluate the operating performance of the FMS business segment and as a measure of sales activity. Fuel services revenue, which is directly impacted by fluctuations in market fuel prices, is excluded from the dry revenue computation as fuel is largely a pass through to customers for which the Company realizes minimal changes in profitability as a result of fluctuations in fuel services revenue.

      FMS total revenue of $809.3 million remained flat during the third quarter of 2003 compared with the same period in 2002. FMS total revenue in the nine months ended September 30, 2003 totaled $2.42 billion, an increase of 1.8 percent from the same period in 2002. Total revenue comparisons were impacted by higher fuel services revenue as a result of increased average fuel prices.

      Dry revenue (revenue excluding fuel) decreased 1.0 percent to $655.3 million and 0.7 percent to $1.94 billion in the three and nine months ended September 30, 2003, respectively. Full service lease and programmed maintenance revenue decreased 0.6 and 0.7 percent in the three and nine months ended September 30, 2003, respectively, reflecting the effects of continued weak leasing demand in the U.S., a reduction in fleet size and fewer total miles run by leased vehicles resulting in decreased variable billings. These decreases were partially offset by higher revenue in Canada and the U.K. as a result of favorable exchange rates and higher volumes. The Company anticipates unfavorable full service lease and programmed maintenance revenue comparisons to continue over the near term as a result of the continued softness in the U.S. economy and uncertainty in the marketplace regarding decisions on committing to new long-term contracts.

      Commercial rental revenue increased 7.0 percent to $131.8 million and 6.5 percent to $361.2 million in the three and nine months ended September 30, 2003, respectively, compared with the same periods in 2002. Commercial rental revenue increased during 2003 due principally to higher rental pricing. Rental fleet utilization for the third quarter of 2003 decreased to 73.8 percent compared to 76.9 percent in the same period last year. For the nine months ended September 30, 2003, rental fleet utilization of 71.1 percent remained relatively flat compared to the same period last year. Rental fleet utilization statistics presented are for the U.S. rental fleet, which accounts for more than 80 percent of total commercial rental revenue. The Company expects favorable commercial rental revenue comparisons to continue for the remainder of 2003.

      Other FMS revenue, which consists of trailer rentals, other maintenance and repairs services and ancillary revenue to support product lines, decreased by 14.6 percent to $74.7 million and 10.2 percent to $233.1 million in the three and nine months ended September 30, 2003 compared with the same periods in 2002. Other revenue decreased due primarily to the non-renewal of a customer contract to provide ancillary fleet services which expired at the end of the first quarter of 2003. Accordingly, the Company expects unfavorable comparisons to continue for the next two quarters.

      FMS NBT declined 6.0 percent to $55.0 million and 6.8 percent to $140.3 million in the three and nine months ended September 30, 2003, respectively, compared with $58.5 million and $150.5 million in the same periods last year. FMS NBT as a percentage of dry revenue was 8.4 percent in the third quarter of 2003 compared with 8.8 percent in 2002. FMS NBT as a percentage of dry revenue was 7.2 percent in the nine months ended September 30, 2003 compared with 7.7 percent in the same period last year. These decreases were due primarily to higher pension expense of $11.8 million and $35.7 million in the three and nine months ended September 30, 2003, respectively, as compared with the same periods in 2002. NBT comparisons were also adversely impacted by lower lease revenue and the non-renewal of a contract to provide ancillary fleet services. The impact of these items was partially offset by higher commercial rental pricing, reduced operating expenses as a result of the Company’s cost management and process improvement actions, lower financing costs and the impact of favorable exchange rate fluctuations.

      The Company’s fleet of owned and leased revenue earning equipment is summarized as follows:

	September 30,	December 31,	September 30,
	2003	2002	2002

	(In thousands)
By type:
Trucks	61.2	62.2	63.0
Tractors	47.9	48.8	49.2
Trailers	43.6	44.8	45.2
Other	5.5	5.6	5.6

Total	158.2	161.4	163.0

By product line:
Full service lease	116.9	120.9	125.8
Commercial rental	38.4	37.6	34.2
Service vehicles and other	2.9	2.9	3.0

Total	158.2	161.4	163.0

Owned(a)	146.5	125.5	123.2
Leased(a)	11.7	35.9	39.8

Total	158.2	161.4	163.0

Quarterly average	159.1		163.9

Year-to-date average	159.8		166.6

(a)	Effective July 1, 2003, 15.8 units converted from leased to owned status in connection with the consolidation of VIEs.

     The totals in each of the previous tables include the following non-revenue earning equipment:

	September 30,	December 31,	September 30,
	2003	2002	2002

	(In thousands)

Not yet earning revenue (NYE)	0.5	1.1	1.2
No longer earning revenue (NLE):
Units held for sale	3.5	3.5	3.7
Other NLE units	3.2	3.5	3.5

Total(a)	7.2	8.1	8.4

(a)	Non-revenue earning equipment for FMS operations outside the U.S. totaled approximately 1.0 vehicles for all periods presented, which are not included above.

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

     Supply Chain Solutions

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in thousands)
U.S. operating revenue:
Automotive, aerospace and industrial	$102,670	110,577	$315,712	333,144
High-tech and consumer industries	61,768	77,222	185,180	227,381
Other	3,707	3,709	10,820	10,692

U.S. operating revenue	168,145	191,508	511,712	571,217
International operating revenue	68,412	55,573	194,687	172,952

Operating revenue(a)	236,557	247,081	706,399	744,169
Freight under management (FUM) expense	94,429	101,449	304,513	299,748

Total revenue	$330,986	348,530	$1,010,912	1,043,917

Segment NBT	$12,277	(664)	$27,027	(5,091)

Segment NBT as a % of total revenue	3.7%	(0.2)%	2.7%	(0.5)%

Segment NBT as a % of operating revenue(a)	5.2%	(0.3)%	3.8%	(0.7)%

(a)	The Company uses operating revenue, a non-GAAP financial measure, to evaluate the operating performance of the SCS business segment and as a measure of sales activity. FUM expense is deducted from total revenue to arrive at operating revenue as FUM expense is largely a pass through to customers. The Company realizes minimal changes in profitability as a result of fluctuations in FUM expense.

      In the SCS business segment, operating revenue for the three months ended September 30, 2003 decreased 4.3 percent to $236.6 million compared with the same period in 2002. SCS operating revenue in the nine months ended September 30, 2003 decreased 5.1 percent to $706.4 million compared with the same period in 2002. SCS revenue comparisons were impacted by reduced volumes as a result of the slowdown in the U.S. economy (particularly in the high-tech and telecommunications industries) and the non-renewal of certain contracts, which were partially offset by new business. SCS revenue benefited from increased volumes and expanded business in Canada and Asia, as well as the favorable impact of exchange rates. The Company expects unfavorable revenue comparisons to continue over the near term in light of slow economic conditions, as well as the impact of lost business.

      The SCS business segment NBT improved to $12.3 million and $27.0 million in the three and nine months ended September 30, 2003, respectively, from a deficit of $0.7 million and a deficit $5.1 million in the comparative periods of 2002. SCS NBT as a percentage of operating revenue was 5.2 percent in the third quarter of 2003 compared with negative 0.3 percent in 2002. SCS NBT as a percentage of operating revenue was 3.8 percent in the nine months ended September 30, 2003 compared with negative 0.7 percent in the same period last year. Despite lower operating revenue in 2003 improved results were driven by numerous margin improvement actions taken in this business over the past year, which have reduced overhead costs and improved global operating performance. Results for the three and nine months ended September 30, 2003 also benefited from operating tax refunds and the earlier than anticipated resolution of a customer contractual matter totaling $2.4 million.

      Dedicated Contract Carriage

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in thousands)

Operating revenue(a)	$125,960	130,055	$381,363	381,481
Freight under management (FUM) expense	1,070	931	2,961	2,863

Total revenue	$127,030	130,986	$384,324	384,344

Segment NBT	$7,173	9,876	$22,410	23,281

Segment NBT as a % of total revenue	5.6%	7.5%	5.8%	6.1%

Segment NBT as a % of operating revenue(a)	5.7%	7.6%	5.9%	6.1%

(a)	The Company uses operating revenue, a non-GAAP financial measure, to evaluate the operating performance of the DCC business segment and as a measure of sales activity. FUM expense is deducted from total revenue to arrive at operating revenue as FUM expense is largely a pass through to customers. The Company realizes minimal changes in profitability as a result of fluctuations in FUM expense.

      In the DCC business segment, operating revenue in the third quarter of 2003 decreased by 3.1 percent to $126.0 million compared to the same period in 2002. DCC operating revenue for the nine months ended September 30, 2003 was generally unchanged at $381.4 million compared with the same period in 2002. Reduced volumes with existing customers associated with softness in the U.S. economy were offset by higher average fuel prices.

      NBT decreased 27.4 percent to $7.2 million in the third quarter of 2003 compared to the year-earlier period. NBT decreased 3.7 percent to $22.4 million in the nine months ended September 30, 2003 compared with last year. The decreases in NBT for 2003 reflect the impact of reduced volumes and higher insurance costs resulting from adverse claims experience during the third quarter. NBT as a percentage of operating revenue was 5.7 percent in the third quarter of 2003 compared with 7.6 percent in the same period of 2002. NBT as a percentage of operating revenue was 5.9 percent in the nine months ended September 30, 2003, compared with 6.1 percent in the same period in 2002.

Central Support Services

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)

Sales and marketing	$2,162	3,503	$6,623	9,806
Human resources	4,099	5,058	13,509	15,096
Finance	13,544	15,075	41,167	43,147
Corporate services/public affairs	1,889	1,846	5,289	5,541
Information technology (IT)	18,545	20,986	61,209	67,108
Health and safety	2,008	2,250	6,172	6,859
Other	10,279	11,347	27,870	27,481

Total CSS	52,526	60,065	161,839	175,038
Allocation of CSS to business segments	(46,535)	(52,907)	(143,455)	(155,065)

Unallocated CSS	$5,991	7,158	$18,384	19,973

     Total CSS decreased 12.6 percent to $52.5 million and 7.5 percent to $161.8 million in the three and nine months ended September 30, 2003, respectively, compared to the same periods last year. The decreases in total CSS expenses were due to reduced spending across substantially all functional areas as a result of the Company’s continued cost containment and process improvement actions, most notably in IT. Technology costs were lower in the nine months ended September 30, 2003 due primarily to decreased development and support costs as a result of the in-sourcing of certain IT services during the first quarter of 2002 and continued cost containment and process improvement actions. The Company expects reduced CSS spending levels to continue over the near term.

FINANCIAL RESOURCES AND LIQUIDITY

     Cash Flows

     The following is a summary of the Company’s cash flows from operating, financing and investing activities for the nine months ended September 30, 2003 and 2002:

	Nine months ended September 30,

	2003	2002

	(In thousands)
Net cash provided by (used in):
Operating activities	$632,698	476,366
Financing activities	(265,649)	(208,468)
Investing activities	(373,901)	(289,508)

Net change in cash and cash equivalents	$(6,852)	(21,610)

     A detail of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.

      The increase in cash provided by operating activities in the nine months ended September 30, 2003, compared with the same period last year, was primarily attributable to changes in the aggregate balance of trade receivables sold, improved operating performance and reduced working capital needs. Cash provided by operating activities in 2003 was also positively impacted from the add-back of depreciation expense attributed to VIEs that were consolidated effective July 1, 2003. The increase in cash used in financing activities in the nine months ended September 30, 2003, compared to the same period last year, reflects reduced borrowings in 2003. The increase in cash used in investing activities for the first nine months of 2003 reflects higher capital expenditures, primarily to refresh the commercial rental fleet.

      The Company refers to the net amount of cash generated from operating activities (excluding changes in the aggregate balance of trade receivables sold), collections on direct finance leases, proceeds from sale of assets and capital expenditures as “free cash flow.” Although free cash flow is a non-GAAP financial measure, management considers it to be an important measure of comparative operating performance. Management believes free cash flow provides investors with an important perspective on the cash available for debt service, acquisitions and shareholders after making capital investments required to support ongoing business operations. The calculation of free cash flow may be different from the calculation used by other companies and therefore comparability may be limited.

      The following table shows the sources of the Company’s free cash flow and a reconciliation of free cash flow to cash provided by operating activities for the nine months ended September 30, 2003 and 2002:

	Nine months ended
	September 30,

	2003	2002

	(In thousands)

Cash provided by operating activities	$632,698	476,366
Changes in the aggregate balance of trade receivables sold	—	100,000
Collections on direct finance leases	46,270	47,957
Sales of property and revenue earning equipment	152,174	107,460
Purchases of property and revenue earning equipment	(575,223)	(443,156)
Other, net	2,878	(1,769)

Free cash flow	$258,797	286,858

      The decrease in free cash flow in the nine months ended September 30, 2003 compared with the same period last year was primarily attributable to higher capital spending levels which was partially offset by higher sales proceeds on vehicle sales, improved operating performance and reduced working capital needs. Beginning July 1, 2003, cash provided by operating activities and free cash flow were also positively impacted from the add-back of depreciation expense of approximately $21 million attributed to VIEs that were consolidated as a result of the adoption of FIN 46.

      The following table provides a summary of capital expenditures for the nine months ended September 30, 2003 and 2002:

	Nine months ended
	September 30,

	2003	2002

	(In thousands)
Revenue earning equipment(a):
Vehicle purchases	$514,788	345,316
Buy-back of vehicles under operating leases	29,496	66,130

	544,284	411,446
Operating property and equipment	30,939	31,710

Total	$575,223	443,156

(a)	Capital expenditures exclude non-cash additions of $69.1 million and $29.5 million during the nine months ended September 30, 2003 and 2002, respectively, in assets held under capital leases resulting from the extension of existing leases.

      The increase in capital expenditures of 29.8 percent during the nine months ended September 30, 2003 compared with the same period in 2002 was due primarily to planned increased asset purchases for the commercial rental fleet. Capital spending levels in full service lease decreased due to weaker than expected leasing demand and a higher than planned level of redeployments and term extensions. Full year 2003 capital spending levels are expected to approximate $750 million.

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

      Total debt was $1.78 billion at September 30, 2003, an increase of 14.5 percent from December 31, 2002. U.S. commercial paper outstanding at September 30, 2003 decreased to $7.0 million compared with $117.5 million at December 31, 2002. The overall debt increase reflects the impact of consolidating debt attributed to VIEs which was previously reflected as off-balance sheet obligations. The Company’s on-balance sheet percentage of variable-rate financing obligations (including swap agreements) was 26.5 percent at September 30, 2003, compared with 37.3 percent at December 31, 2002.

      The Company’s leverage ratios and a reconciliation of on-balance sheet debt to total obligations were as follows:

	September 30,	% to	December 31,	% to
	2003	Equity	2002	Equity

	(Dollars in thousands)

On-balance sheet debt	$1,775,993	144%	$1,551,468	140%
PV of minimum lease payments and guaranteed residual values under operating leases for equipment(a)	189,717		370,437
PV of contingent rentals under securitizations(b)	—		310,955

Total obligations	$1,965,710	159%	$2,232,860	201%

(a)	Discounted at the interest rate implicit in the lease.

(b)	Discounted at the average interest rate paid to investors in the securitization trusts. Assumes customers make all lease payments on securitized vehicles when contractually due.

      Effective July 1, 2003 the Company consolidated three VIEs in connection with the adoption of FIN 46. As a result, the Company’s leverage ratios as of September 30, 2003 have changed to reflect the impact of consolidating debt attributed to the VIEs totaling $323.8 million that would have previously been disclosed as off-balance sheet debt. Although total obligations is a non-GAAP financial measure, management believes that total obligations is useful to investors as it is a more complete measure of the Company’s existing financial obligations and helps investors better assess the Company’s overall leverage position. The decrease in total obligations to equity ratio in 2003 was driven by the Company’s reduced funding needs as a result of the reduction of the Company’s fleet and the extension of vehicle holding periods.

      The Company participates in an agreement, as amended from time to time, to sell with limited recourse up to $275.0 million of trade receivables on a revolving and uncommitted basis. This agreement expires in July 2004. The receivables are sold first to a bankruptcy remote special-purpose entity, Ryder Receivables Funding LLC (“RRF LLC”) that is included in the Company’s consolidated condensed financial statements. RRF LLC then sells certain receivables to well-capitalized, unrelated commercial entities at a loss, which approximates the purchaser’s financing cost of issuing its own commercial paper backed by the trade receivables over the period of anticipated collection. The Company is responsible for servicing receivables sold but has no retained interests. Due to the relatively short life of receivables sold, no servicing asset or liability is recognized related to this agreement. At September 30, 2003 and December 31, 2002, there were no receivables sold pursuant to this agreement.

      The Company’s debt ratings as of September 30, 2003 were as follows:

	Short-term	Long-term	Outlook

Moody’s Investors Service	P2	Baa1	Negative (December 2001)
Standard & Poor’s Ratings Services	A2	BBB	Positive (July 2003)
Fitch Ratings	F2	BBB+	Stable

      One source of liquidity is the Company’s short-term borrowings in the commercial paper market. An integral component for the Company’s ability to access the commercial paper market and the related cost of borrowings is the strength of the Company’s credit ratings. A downgrade of the Company’s debt rating below investment grade level would limit the Company’s ability to issue commercial paper and would result in the Company no longer having the ability to sell trade receivables under the agreement described above. As a result, the Company would have to rely on other established funding sources described below.

      The Company can borrow up to $860.0 million through a global credit facility. The facility is composed of a $300.0 million tranche, which matures in May 2004 and is renewable annually, and a $560.0 million tranche which matures in May 2006. The primary purposes of the credit facility are to finance working capital and to provide support for the issuance of commercial paper. At the Company’s option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. At September 30, 2003, $785.3 million was available under this global credit facility. Of this amount, $300.0 million was available at a maturity of less than one year. In order to maintain availability of funding, the global revolving credit facility requires the Company to maintain a ratio of debt to consolidated adjusted tangible net worth, as defined, of less than or equal to 300.0 percent. The ratio at September 30, 2003 was 122.7 percent.

      The Company filed a universal shelf registration statement with the Securities and Exchange Commission to issue up to $800.0 million of securities, including $107.0 million of available securities that were carried forward from the Company’s existing shelf registration statement. In October 2003, the universal shelf registration statement became effective and the Company established an $800.0 million program for the issuance of debt securities. Proceeds from debt issuances under the universal shelf registration statement are expected to be used for capital expenditures, debt refinancings and general corporate purposes.

      As of September 30, 2003 the Company had the following amounts available to fund operations under the aforementioned facilities:

	(In millions)

Global revolving credit facility	$785.3	($300.0 limited to less than one year)
Shelf registration statement	107.0
Trade receivables facility	275.0	(uncommitted basis)

      The Company believes such facilities, along with the Company’s commercial paper program and other funding sources, will be sufficient to fund operations over the next twelve months.

      Off-Balance Sheet Arrangements

      In addition to the financing activities described above, the Company also periodically enters into sale and leaseback agreements on revenue earning equipment, which are accounted for as operating leases. The Company executes sale-leaseback transactions with third-party financial institutions that are not deemed to be VIEs to the Company. In general, sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense. The Company did not enter into any sale-leaseback transactions during the nine months ended September 30, 2003.

      Pension Information

      The funded status of the Company’s pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. Declines in the market value of equity securities coupled with declines in long-term interest rates have had a negative impact on the funded status of the plans. While the Company is not required by employee benefit laws to make a contribution to fund its U.S. qualified plan (the Company’s primary pension plan) until September 2004, it reviews pension funded status regularly and may from time to time elect to make voluntary contributions to its pension plans. The Company elected to make a $50.0 million voluntary contribution to its U.S. qualified plan during October 2003. For 2003, including the Company’s international plans, pension contributions will total approximately $65 million. After considering the 2003 contributions, the projected present value of estimated contributions for all plans that would be required over the next 5 years totals approximately $205 million. Changes in interest rates and the market value of the securities held by the plans during 2003 could materially change, positively or negatively, the underfunded status of the plans and affect the level of pension expense and required contributions in 2004 and beyond.

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

      Share Repurchases

      In September 2003, the Company’s board of directors authorized a two-year share repurchase program intended to mitigate, in part, the dilutive impact of shares issued under the Company’s various employee stock option and employee stock purchase plans. Under the program, shares of common stock will be purchased in a dollar amount not to exceed the proceeds generated from the issuance of common stock to employees under the Company’s various employee stock option and stock purchase plans since January 1, 2003. As of September 30, 2003, this amount was approximately $31 million. The program, which extends through September 30, 2005, limits aggregate share repurchases to no more than $90 million. Share repurchases will be made periodically in open-market transactions using the Company’s working capital, and are subject to market conditions, legal requirements and other factors. No share repurchases have been made under the program as of September 30, 2003.

NON-GAAP FINANCIAL MEASURES

      This Quarterly Report on Form 10-Q includes “non-GAAP financial measures” as defined by SEC rules. As required by SEC rules, we provide a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure and an explanation why management believes that presentation of the non-GAAP financial measure provides useful information to investors. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP.

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

ITEM 4. CONTROLS AND PROCEDURES

      As of the end of the third quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the third quarter the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported as and when required.

      During the third quarter, there were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect such internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

(15)	Letter re: unaudited interim financial information.

(31.1)	Certification of Gregory T. Swienton pursuant to Rule 13a-14(a) or Rule 15d-14(a).

(31.2)	Certification of Tracy A. Leinbach pursuant to Rule 13a-14(a) or Rule 15d-14(a).

(32.1)	Certification of Gregory T. Swienton pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.

(32.2)	Certification of Tracy A. Leinbach pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

(i)	On July 23, 2003, the Company filed a Current Report on Form 8-K under Items 7(c), 9 and 12 to report its financial results for the quarterly period ended June 30, 2003.

(ii)	On August 29, 2003, the Company filed a Current Report on Form 8-K under Items 5 and 7(c) to conform certain items included in the Company’s Annual Report on Form 10-K to the new requirements of Regulation G.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC.
(Registrant)

Date: November 7, 2003	By: /s/ Tracy A. Leinbach Tracy A. Leinbach Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: November 7, 2003	By: /s/ Art A. Garcia Art A. Garcia Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

(15)	Letter re: unaudited interim financial information.

(31.1)	Certification of Gregory T. Swienton pursuant to Rule 13a-14(a) or Rule 15d-14(a).

(31.2)	Certification of Tracy A. Leinbach pursuant to Rule 13a-14(a) or Rule 15d-14(a).

(32.1)	Certification of Gregory T. Swienton pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.

(32.2)	Certification of Tracy A. Leinbach pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.