Form 10-K
period 2003-12-31
RYDER SYSTEM INC
filed 2004-02-26
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 1-4364

RYDER SYSTEM, INC.
(Exact name of registrant as specified in its charter)

FLORIDA	59-0739250

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3600 N.W. 82 AVENUE, MIAMI, FLORIDA 33166	(305) 500-3726

(Address of principal executive offices including zip code)	(Telephone number including area code)

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:     ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).     Yes ☑          No  ☐

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold as of June 30, 2003 was $1,600,680,084. The number of shares of Ryder System, Inc. Common Stock ($0.50 par value) outstanding as of January 30, 2004 was 64,881,447.

DOCUMENTS INCORPORATED BY REFERENCE INTO THIS REPORT	PART OF FORM 10-K INTO WHICH DOCUMENT IS INCORPORATED

Ryder System, Inc. 2004 Proxy Statement	Part III

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS OF SECURITIES	EXCHANGE ON WHICH REGISTERED

Ryder System, Inc. Common Stock ($.50 par value)	New York Stock Exchange Pacific Exchange
Chicago Stock Exchange
Berlin-Bremen Stock Exchange

Ryder System, Inc. 9% Series G Bonds, due May 15, 2016	New York Stock Exchange

Ryder System, Inc. 9 7/8% Series K Bonds, due May 15, 2017	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

      None

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
EXHIBIT INDEX
SIGNATURES
EX-10.1
EX-10.2
EX-10.3(e)
EX-10.4(g)
EX-10.10
EX-10.13
EX-14.1
EX-21.1
EX-23.1
EX-24.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

RYDER SYSTEM, INC.

Form 10-K Annual Report

i

PART I

ITEM 1.     BUSINESS

OVERVIEW

      Ryder System, Inc., a Florida corporation organized in 1955, is a leader in transportation and supply chain management solutions. Our business is divided into three business segments: Fleet Management Solutions (FMS), which provides leasing, commercial rental and programmed maintenance of commercial trucks, tractors and trailers to customers, principally in the U.S., Canada and the U.K.; Supply Chain Solutions (SCS), which provides comprehensive supply chain consulting and lead logistics management solutions throughout North America and in Latin America, Europe and Asia; and Dedicated Contract Carriage (DCC), which provides vehicles and drivers as part of a dedicated transportation solution, principally in North America.

      Financial information relating to each of our business segments is included in the notes to our consolidated financial statements set forth in Item 8 of this report.

INDUSTRY AND OPERATIONS

Fleet Management Solutions

      Over the last several years, many key trends have been reshaping the transportation industry, particularly the $56 billion private commercial fleet market and the $25 billion U.S. commercial fleet lease and rental market. Commercial vehicles have become more complicated requiring companies to spend a significant amount of time and money to keep up with new technology, diagnostics, retooling and training. Because of increased demand for convenience, speed and reliability, companies that own and manage their own fleet of vehicles have put greater emphasis on the quality of their preventive maintenance and safety programs. Finally, new regulatory requirements such as regulations covering diesel emissions and the number of off-duty rest hours a driver must take (hours of service regulations) have placed additional administrative burdens on private-fleet owners.

      Through our FMS business, we provide our customers with flexible fleet solutions that are designed to improve their competitive position by allowing them to focus on their core business and to redirect their capital to other parts of their business. Our FMS product offering includes a wide-range of full service leasing, commercial rental and programmed maintenance solutions as well as additional value-added fleet support services such as insurance, vehicle administration and fuel services. In addition, we provide our leasing customers with access to a large selection of used trucks, tractors and trailers through our used vehicle sales program.

      For the fiscal year ended December 31, 2003, our global FMS business accounted for 61% of our third-party revenues. Our FMS customers in the U.S. range from small businesses to large national enterprises. These customers operate in a variety of industries including beverage, newspaper, grocery, lumber and wood products, home furnishings and metal. As of December 31, 2003, we had a fleet of approximately 135,000 commercial trucks, tractors and trailers leased or rented through approximately 740 locations in 48 states and Puerto Rico.

      Our domestic FMS business is divided into 7 regions: Northeast, Mid-South, Gulf States, North Central, Midwest, Southwest and West. Each region is divided into 7 to 12 customer business units (CBU) and each CBU contains 7 to 15 branch offices. A branch office typically consists of a maintenance facility or “shop,” offices for sales and other personnel, and in many cases, a commercial rental counter.

      Full Service Leasing. Our leasing customers typically come to us once they have decided to outsource their fleet management function or to upgrade their fleet without having to dedicate a significant amount of their own capital. Under a typical full service lease, we provide the vehicles, programmed maintenance, supplies and related equipment necessary for operation of the vehicles while our customers furnish and supervise their own drivers and dispatch and exercise control over the vehicles. However, our leasing experts will assess a customer’s situation and, after considering the size of the customer, residual risk, balance sheet treatment and other factors, will tailor a leasing program that best suits the customer’s needs.

Once we have agreed on a leasing program, we acquire vehicles and components that are custom-engineered to the customer’s requirements and lease the vehicles to the customers for periods ranging from three to ten years. Because we purchase our vehicles from a limited number of manufacturers, we are able to leverage our buying power and offer our lease customers an attractive alternative to maintaining their own fleet of vehicles. We also offer our leasing customers the additional fleet support services described below. As of December 31, 2003, we leased approximately 101,800 vehicles under full service leases in the U.S. As of December 31, 2003, we had more than 10,800 full service lease customer accounts in the U.S.

      Commercial Rental. Our rental customers typically come to us to supplement their private fleet of vehicles on a short-term basis (typically less than one month) either because of seasonal increases in their business or discrete projects that require additional transportation resources. Our rental representatives assist our customers in selecting a vehicle that satisfies the customer’s needs and supervise the rental process, which includes execution of a rental agreement and a vehicle inspection. In addition to vehicle rental, we offer our rental customers liability insurance coverage under our existing policies and the benefits of our comprehensive fuel services program. Our commercial rental fleet also provides additional vehicles to our full service lease customers to handle their peak or seasonal business needs. A fleet of approximately 33,200 vehicles, ranging from heavy-duty tractors and trailers to light-duty trucks, is available for commercial short-term rental in the U.S. The rental fleet’s average age is 4.1 years. The utilization rate of the rental fleet during fiscal year 2003 was approximately 72%.

      Programmed Maintenance. Our programmed maintenance customers typically include our full service lease customers as well as customers that want to utilize our extensive network of maintenance facilities and trained technicians to maintain the vehicles they own or lease from third parties, usually a bank or other financial institution. The Ryder Programmed Maintenance service offering is designed to reduce vehicle downtime through preventive/predictive maintenance based on vehicle type and driving habits, vehicle repair, including parts and labor, 24-hour emergency roadside service and replacement vehicles for vehicles that are temporarily out of service. These vehicles are typically serviced at our own facilities. However, based on the size and complexity of a customer’s fleet, we may operate an on-site maintenance facility, or captive shop, at the customer’s location. Our maintenance facilities typically include a service island for refueling, safety inspections and preliminary maintenance checks as well as a shop for preventive maintenance and repairs. As of December 31, 2003, we had approximately 1,600 programmed maintenance customer accounts in the U.S.

      Fleet Support Services. In order to capitalize on our large base of lease customers, we are continuously expanding our fleet support service offerings. Currently we offer the following fleet support services:

Service	Description

Insurance	Liability insurance coverage under Ryder’s insurance program which includes monthly invoicing, discounts based on driver performance and vehicle specifications, flexible deductibles; claims administration; gap insurance; fleet risk assessment

Safety	Establishing safety standards; providing safety training, driver certification, prescreening and road tests; safety audits; instituting procedures for transport of hazardous materials; coordinating drug and alcohol testing; loss prevention consulting

Fuel	Fuel purchasing (both in bulk and at the pump) at competitive prices; fuel planning; fuel tax reporting; centralized billing; fuel cards

Administrative	Vehicle use and other tax reporting; permitting and licensing; regulatory compliance (including hours of service administration)

Environmental Management	Storage tank monitoring; stormwater management; environmental training; ISO 14001 certification

      Used Vehicles. We typically sell our used vehicles at one of our 50 sales centers throughout North America or through our website at www.Usedtrucks.Ryder.com. Before we offer any used vehicle for sale, our technicians assure that it is Road Ready, which means the vehicle has passed a 43-point performance inspection based on specifications formulated through the Ryder Programmed Maintenance program. In addition, all of our Road Ready vehicles must have state-of-the-art engineering and remaining years of useful life. Although we typically sell our used vehicles for prices in excess of book value, the extent to which we are able to realize a gain on the sale of used vehicles is dependent upon various factors including the general state of the used vehicle market, the age and condition of the vehicle at the time of its disposal and depreciation methods with respect to the vehicle.

      Our FMS business strategy revolves around the following interrelated goals and priorities:

•	deliver unparalleled maintenance, environmental and safety services to our customers;

•	offer a wide range of support services that complement our leasing, rental and maintenance businesses;

•	optimize asset utilization and management; and

•	offer competitive pricing through cost management initiatives and increased pricing discipline on new business.

      FMS Acquisitions. Effective December 31, 2003, we acquired substantially all the assets of Iowa-based General Car and Truck Leasing System, a major privately owned commercial truck leasing, maintenance and rental company, including General’s fleet of over 4,200 vehicles, 15 of its 34 service locations and more than 700 customers. The initial purchase price was approximately $105 million in cash, subject to post-closing adjustments. The acquisition allows us to leverage our existing U.S. infrastructure in key markets while adding new infrastructure to strengthen our presence in targeted areas of the Midwest and Southeast.

      In addition, in December 2003, we entered into a non-binding letter of intent to purchase substantially all the assets of Ruan Leasing Company, a major privately owned truck leasing, rental and contract maintenance company headquartered in Des Moines, Iowa, with operations in the Midwest, Southeast and Mid-Atlantic regions, as well as in California. Ruan has a fleet of nearly 6,800 vehicles and an additional 4,800 units under contract maintenance agreements, serving over 550 customers in the U.S. The acquisition remains subject to the negotiation of a definitive purchase agreement and customary closing conditions, including regulatory consents. The transaction is expected to close by the end of the first quarter of 2004.

Supply Chain Solutions

      The global supply chain logistics market is estimated to be $140 billion. Several key trends are affecting the market for third-party logistics services. Logistics customers are increasingly focused on logistic solutions that leverage information to enhance operating and financial performance. As a result, they are demanding more costly IT-based services, including warehouse and transportation management systems, shipment tracking and web-enabled communications systems. Because increased customer expectations, expansion into advanced service offerings and globalization require a more productive and meaningful relationship between logistics providers and their customers, there is an increased emphasis on effective management and relationship processes. Finally, the importance of creating value for logistics customers through operating performance, cost management and service delivery has created a need for innovative broad-based solutions that include a network of service providers.

      Through our SCS business, we offer a complete range of innovative lead logistics management services that are designed to optimize a customer’s global supply chain and address the needs and concerns reflected by the trends previously mentioned. The term supply chain refers to a strategically designed process that directs the movement of materials, funds and related information from the acquisition of raw materials to delivery of finished products to the end-user. Our SCS product offerings are organized into three categories: professional services, distribution operations and transportation solutions. We also offer our SCS customers a variety of information technology solutions, referred to as e-fulfillment, which are an integral part of our other SCS services.

      For the fiscal year ended December 31, 2003, our global SCS business accounted for 28% of our revenues. As of December 31, 2003, we had approximately 120 SCS customer accounts in the U.S., most of which are large enterprises that maintain large, complex supply chains. These customers operate in a variety of industries including automotive, electronics, high-tech, telecommunications, industrial, aerospace, consumer goods, paper and paper products, office equipment, food and beverage, and general retail industries.

      Unlike our FMS operations which are managed through a network of regional offices, CBUs and branch offices, most of our core SCS business operations in the U.S. revolve around our customers’ supply chain and are strategically located to maximize efficiencies and reduce costs. Along with those core customer specific locations, we also concentrate certain logistics expertise in locations not associated with specific customer sites. For example, our transportation planning and procurement group operates from our transportation management center in Ann Arbor, Michigan and our transportation logistics group operates from our transportation management center in Ft. Worth, Texas.

      We are awarded a significant portion of our SCS business through requests for proposals or RFP processes. Many companies that maintain elaborate supply chain networks, including many of our existing customers, submit an RFP to manage all or a portion of their supply chain on an outsourced basis. A team of SCS operations and logistics design specialists as well as representatives from our finance, real estate and information technology departments will formulate a bid that includes a proposed supply chain solution as well as pricing information. The bid may include one or more of the following SCS services.

      Professional Services. Our SCS business offers a variety of consulting services that support every aspect of a customer’s supply chain. Our SCS experts are available to evaluate a customer’s existing supply chain to identify inefficiencies, as well as opportunities for integration and improvement. Once the assessment is complete, we work with the customer to develop a supply chain strategy that will create the most value for the customer and its target clients. Once a customer has adopted a supply chain strategy, a team of SCS logistics experts and representatives from our information technology, real estate, finance and transportation management groups work together to design a strategically focused supply chain solution. The solution may include both a distribution plan that sets forth the number, location and function of each distribution facility and a transportation solution that sets forth the mode or modes of transportation and route selection. In addition to providing the distribution and transportation expertise necessary to implement the supply chain solution, our SCS representatives can coordinate and manage all aspects of the customer’s supply chain provider network to assure consistency, efficiency and flexibility. We also provide transportation consulting services to our SCS customers which allows us to leverage the expertise and resources of our FMS business.

      Distribution Operations. Our SCS business offers a wide range of services relating to a customer’s distribution operations such as designing a customer’s distribution or warehouse facility, managing the customer’s existing distribution facilities or a facility we acquire in order to provide the agreed-upon services, managing the flow of goods directly from the receiving function to the shipping function (cross-docking), coordinating warehousing and transportation for inbound material flows, handling import/export for international shipments, coordinating just-in-time replenishment of component parts to manufacturing and final assembly, monitoring shipment and inventory status through web-enabled tracking solutions, providing logistics services in connection with the return of products to our customers after delivery to a target client (reverse logistics) and providing additional value-added services such as light assembly of components into defined units (kitting), packaging and refurbishment.

      Transportation Solutions. Our SCS business offers services relating to all aspects of a customer’s transportation network. Our team of transportation experts provides shipment planning and execution which includes shipment consolidation, load scheduling and delivery confirmation through a series of technological and web-based solutions. Our transportation consultants, in conjunction with our Ryder Freight Brokerage department, focus on carrier procurement of all modes of transportation, rate negotiation and freight bill audit and payment services. In addition, our SCS business provides customers as well as our FMS and DCC businesses with capacity management services that are designed to create load-building opportunities and minimize excess capacity.

      Our SCS business strategy revolves around the following interrelated goals and priorities:

•	offer strategically-focused comprehensive supply chain solutions to our customers;

•	leverage the expertise and resources of our FMS business;

•	achieve strong partnering relationships with our customers;

•	be a market innovator by continuously improving the effectiveness and efficiency of our solution delivery model;

•	serve our customer’s global needs as lead manager, integrator and high-value operator; and

•	create shareholder value for our customers.

Dedicated Contract Carriage

      The U.S. dedicated contract carriage market is estimated to be $8 billion. This market is affected by many of the trends that impact our FMS business such as the increased cost associated with purchasing and maintaining a fleet of vehicles. The administrative burden relating to regulations issued by the Department of Transportation (DOT) regarding driver screening, training and testing as well as record keeping and other costs associated with the new hours of service requirements make our DCC product an attractive alternative to private fleet management. In addition, market demand for just-in-time delivery creates a need for a well defined routing and scheduling plan that is based on comprehensive asset utilization analysis and fleet rationalization studies.

      Through our DCC business segment, we combine the equipment, maintenance and administrative services of a full service lease with additional services to provide a customer with a dedicated transportation solution that is designed to increase their competitive position, improve risk management and integrate their transportation needs with their overall supply chain. Such additional services include driver hiring and training, routing and scheduling, fleet sizing, safety, regulatory compliance, risk management, technology and communication systems support, including on-board computers and other technical support. These additional services allow our customers to shift to us the labor issues associated with maintaining a private fleet of vehicles, such as driver turnover, government regulation, including hours of service regulations, DOT audits and workers compensation.

      Our DCC consultants examine and assess the customer’s transportation needs. In order to customize an appropriate DCC transportation solution for our customers, our DCC logistics specialists perform a transportation analysis using advanced logistics planning and operating tools. Based on this analysis, they formulate a distribution plan which includes the routing and scheduling of vehicles, the efficient use of vehicle capacity and overall asset utilization. The goal of the plan is to create a distribution system that optimizes freight flow while meeting a customer’s service goals. A team of DCC transportation specialists can then implement the plan by leveraging the resources, expertise and technological capabilities of both our FMS and SCS businesses.

      To the extent a distribution plan includes multiple modes of transportation (air, rail, sea and highway), our DCC experts, in conjunction with our SCS transportation specialists, select appropriate transportation modes and carriers, place the freight, monitor carrier performance and audit billing. In addition, through our SCS business, we can reduce costs and add value to a customer’s distribution system by aggregating orders into loads, looking for shipment consolidation opportunities and organizing loads for vehicles that are returning from their destination point back to their point of origin (backhaul).

      Because it is highly customized, our DCC product is particularly attractive to companies that operate in industries that have time-sensitive deliveries or special handling requirements, such as newspapers and refrigerated products, as well as to companies whose distribution systems involve multiple stops within a closed loop highway route.

      For the fiscal year ended December 31, 2003, our DCC business accounted for 11% of our revenues. As of December 31, 2003, we had approximately 260 DCC customer accounts in the U.S. Although a significant portion of our DCC operations are located at customer facilities, our DCC business utilizes and benefits from our extensive network of FMS facilities.

      Our DCC business strategy revolves around the following interrelated goals and priorities:

•	align our DCC and SCS businesses to create revenue opportunities and improve operating efficiencies in both segments, particularly through increased backhaul utilization;

•	increase market share for customers that operate closed loop distribution systems that require a more comprehensive transportation solution; and

•	expand our DCC support services to create customized transportation solutions for new customers and improve the solutions we have created for existing customers.

International

      In addition to our operations in the U.S., we have FMS, SCS and DCC operations in Canada, Latin America, Europe and Asia. We have made it a goal to expand our international operations by leveraging our domestic product offerings and customer base.

      Canada. We have been operating in Canada for over 40 years. Our FMS operations in Canada include full service leasing, commercial rental and programmed maintenance. We also offer fleet support services such as insurance, fuel services and compliance services. As of December 31, 2003, we had a fleet of approximately 10,000 commercial trucks, tractors and trailers leased or rented through approximately 20 locations throughout 8 Canadian provinces. As of December 31, 2003, we had over 1,200 full service lease customer accounts in Canada.

      Our Canadian operations also include a full range of SCS and DCC services including lead logistics management services and distribution and transportation solutions. Given the proximity of this market to our U.S. operations, the Canadian operations are highly coordinated with their U.S. counterparts, managing cross-border transportation and freight movements. As of December 31, 2003, we had approximately 50 SCS customer accounts in Canada.

      Europe. We began operating in the U.K. in 1971 and since then have expanded into other parts of Europe including Ireland, Germany and Poland by leveraging our operations in the U.S. and the U.K. Our FMS operations in Europe include full service leasing, commercial rental and programmed maintenance. We also offer fleet support services such as insurance, fuel services, compliance services, driver capability and on-board technology.

      As of December 31, 2003, we had a fleet of approximately 12,400 commercial trucks, tractors and trailers leased or rented through approximately 40 locations throughout the U.K. and Germany. We also maintain a network of over 200 maintenance facilities in the U.K. In addition to our typical FMS operations, we also supply and manage vehicles, equipment and personnel for military organizations in the U.K. and Germany. As of December 31, 2003, we had over 1,100 full service lease customer accounts in the U.K. and Germany.

      Our European operations include a complete range of SCS and DCC service offerings including lead logistics management services, distribution and transportation solutions and logistics consulting and design services. In addition, we operate a comprehensive shipment, planning and execution system through our European transportation management services center located in Düsseldorf, Germany. As of December 31, 2003, we had approximately 50 SCS customer accounts in Europe.

      Latin America. We began operating in Mexico, Brazil and Argentina in the mid-1990s. In all off these markets we offer a full range of SCS services, including managing distribution operations and cross-docking terminals, and designing and managing customer specific transportation solutions. In our Argentina and Brazil operations, we also offer international transportation services for freight moving between these markets, including transportation management, backhaul management and customs procedure management.

Our Mexican operations also manage more than 4,000 border crossings each week between Mexico and the U.S., often highly integrated with our domestic distribution and transportation operations. As of December 31, 2003, we had approximately 30 SCS customer accounts in Latin America.

      Asia. We began operating in Asia in 2000 through our acquisition of Ascent Logistics. Although our Asian operations are headquartered in Singapore, we also provide logistics and consulting services in China via our Shanghai office and coordinate logistics activities in countries such as Thailand, India, Malaysia, Australia and New Zealand. We offer a wide range of SCS services to customers in the region, including management of distribution operations, domestic transportation management, coordination, scheduling and management of international freight movement, postponement, bundling and other customization activities and procurement. As of December 31, 2003, we had approximately 60 SCS customer accounts in Asia.

E-Commerce Solutions

      As part of the services provided by our FMS, SCS and DCC business segments, we have developed the following e-commerce solutions:

•	e-Fulfillment — provides end-to-end management of the fulfillment channel from order entry to final delivery, including web-enabled inventory visibility, transportation planning/management, value-added services and reverse logistics;

•	Ryder.com — includes a range of web-enabled tools that allow SCS and DCC customers to access information and enhance supply chain performance;

•	RyderTrac/ RyderShip/ RyderFlow — web-enabled shipment tracking system;

•	RyderFleetProducts.com — after market distributor of a complete range of truck parts, shop supplies, safety products and automotive products for their fleet;

•	Usedtrucks.Ryder.com — listing of Road Ready used vehicles for sale from Ryder’s extensive fleet including maintenance histories; and

•	RyderSafetyServices.com — after market distributor of a complete range of safety products and services related to fleet management.

Administration

      We have consolidated most of our financial administrative functions for the U.S. and Canada, including credit, billing and collections, into our Shared Services Center, a centralized processing center located in Alpharetta, Georgia. This centralization results in more efficient and consistent centralized processing of selected administrative operations. The Shared Services Center’s main objectives are to reduce on-going annual administrative costs, enhance customer service through process standardization, create an organizational structure that will improve market flexibility and allow future reengineering efforts to be more easily attained at lower implementation costs.

Regulation

      Our business is subject to regulation by various federal, state and foreign governmental entities. The DOT and various state agencies exercise broad powers over certain aspects of our business, generally governing such activities as authorization to engage in motor carrier operations, safety and financial reporting. We are also subject to a variety of requirements of national, state/provincial and local governments, including the Environmental Protection Agency and the Occupational Safety and Health Administration, that regulate safety, the management of hazardous materials, water discharges and air emissions, solid waste disposal and the release and cleanup of regulated substances. We may also become subject to new or more restrictive regulations imposed by the Environmental Protection Agency, the DOT, the Occupational Safety and Health Administration, or other authorities relating to engine exhaust emissions, drivers’ hours of service, security and ergonomics.

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

Safety

      Safety is an integral part of our strategy because preventing injury and decreasing service interruptions increases efficiency and customer satisfaction. In 2002, we were awarded the Green Cross for Safety from the National Safety Council for our commitment to workplace safety and corporate citizenship.

      Our safety department focuses on (i) recruiting and maintaining qualified drivers; (ii) improving driver and management safety training; (iii) implementing periodic reviews of driver records; (iv) creating incentives for drivers with good safety records; and (v) raising awareness of safety-related issues on a company-wide basis.

      In addition, our safety department develops driver safety and training programs such as hours of service, driving ethics, security and hazmat transport, to promote safety, customer relations, service standards and productivity. All of our drivers must meet or exceed DOT qualifications. Our safety department updates driver qualification files at least annually to maintain compliance with DOT regulations.

Risk Management

      The nature of our business exposes us to risk of liability for damages arising primarily out of cargo loss and damage, customer-managed inventory shrinkage, vehicle liability, property damage and workers compensation. We are responsible for a deductible for auto liability, physical damage, cargo and workers compensation claims. We maintain insurance with independent insurance carriers that provide coverage for claims in excess of deductible amounts. Management believes that our insurance coverage is adequate.

Competition

      As an alternative to using our services, customers may choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors.

      Our FMS and DCC business segments compete with companies providing similar services on a national, regional and local level. Regional and local competitors may sometimes provide services on a national level through their participation in various cooperative programs. Competitive factors include price, equipment, maintenance, service and geographical coverage and, with respect to DCC, driver and operations expertise. We compete with other finance lessors and also to an extent, particularly in the U.K., with a number of truck and trailer manufacturers who provide truck and trailer leasing, extended warranty maintenance, rental and other transportation services. Value-added differentiation of the full service truck leasing, truck rental, contract and non-contract truck maintenance service and DCC offerings has been, and will continue to be, our emphasis.

      In the SCS business segment, we compete with companies providing similar services on an international, national, regional and local level. Additionally, this business is subject to potential competition in most of the regions it serves from air cargo, shipping, railroads, motor carriers and other companies that are expanding logistics services such as freight forwarders, contract manufacturers and integrators. Competitive factors include price, service, equipment, maintenance, geographical coverage, market knowledge, expertise in logistics-related technology, and overall performance (e.g., timeliness, accuracy and flexibility). Value-added differentiation of these service offerings across the full global supply chain will continue to be our overriding strategy.

Employees

      As of December 31, 2003, we had approximately 26,700 full-time employees worldwide, of which 22,000 were employed in North America, 2,000 in South America and Mexico, 2,300 in Europe and 400 in Asia. We have approximately 15,900 hourly employees in the United States, approximately 3,300 of which are organized by labor unions. These employees are principally represented by the International Brotherhood of Teamsters, the International Association of Machinists and Aerospace Workers and the United Auto Workers, and their wages and benefits are governed by approximately 100 labor agreements that are renegotiated periodically. None of the businesses in which we currently engage have experienced a material work stoppage, slowdown or strike and we consider that our relationship with our employees is good.

EXECUTIVE OFFICERS OF THE REGISTRANT

      All of the executive officers of Ryder were elected or re-elected to their present offices either at or subsequent to the meeting of the Board of Directors held on May 2, 2003. They all hold such offices, at the discretion of the Board of Directors, until their removal, replacement or retirement.

NAME	AGE	POSITION

Gregory T. Swienton	54	Chairman, President and Chief Executive Officer

Tracy A. Leinbach	44	Executive Vice President and Chief Financial Officer

Bobby J. Griffin	55	Executive Vice President, International Operations

Challis M. Lowe	58	Executive Vice President, Human Resources, Public Affairs and Corporate Communications

Vicki A. O’Meara	46	Executive Vice President, General Counsel and Secretary

Anthony G. Tegnelia	58	Executive Vice President, U.S. Supply Chain Solutions

Richard B. Carson	55	Senior Vice President, Fleet Management Solutions

Gregory F. Greene	44	Senior Vice President, Strategic Planning and Development

Robert E. Sanchez	38	Senior Vice President and Chief Information Officer

Art A. Garcia	42	Vice President and Controller

      Gregory T. Swienton has been Chairman since May 2002, President since June 1999 and Chief Executive Officer since November 2000. Before joining Ryder, Mr. Swienton was Senior Vice President of Growth Initiatives of Burlington Northern Santa Fe Corporation (BNSF) and before that Mr. Swienton was BNSF’s Senior Vice President, Coal and Agricultural Commodities Business Unit.

      Tracy A. Leinbach has been Executive Vice President and Chief Financial Officer since March 2003. Ms. Leinbach served as Executive Vice President, Fleet Management Solutions from March 2001 to March 2003, Senior Vice President, Sales and Marketing from September 2000 to March 2001, and she was Senior Vice President, Field Management from July 2000 to September 2000. Ms. Leinbach also served as Managing Director-Europe of Ryder Transportation Services from January 1999 to July 2000 and previously she had served Ryder Transportation Services as Senior Vice President and Chief Financial Officer from 1998 to January 1999, Senior Vice President, Business Services from 1997 to 1998, and Senior Vice President, Purchasing and Asset Management for six months during 1996. From 1985 to 1996, Ms. Leinbach held various financial positions in Ryder subsidiaries.

      Bobby J. Griffin has been Executive Vice President, International Operations since January 2003. Previously, Mr. Griffin served as Executive Vice President, Global Supply Chain Operations since March 2001. Prior to this appointment, Mr. Griffin was Senior Vice President, Field Management West from January 2000 to March 2001. Mr. Griffin was Vice President, Operations of Ryder Transportation Services from 1997 to December 1999. From 1993 to 1997, Mr. Griffin also served as Vice President and General Manager of ATE Management and Service Company, Inc. and Managed Logistics Systems, Inc., operating units of the former Ryder Public Transportation Services. Mr. Griffin was Executive Vice President, Western Operations of Ryder/ATE from 1987 to 1993. He joined Ryder as Executive Vice President, Consulting of ATE in 1986 after Ryder acquired ATE Management and Service Company.

      Challis M. Lowe has served as Executive Vice President, Human Resources, Public Affairs and Corporate Communications since November 2000. Ms. Lowe joined Ryder as Executive Vice President of Human Resources in May 2000. Before joining Ryder, Ms. Lowe was a consultant to the merger of Beneficial Management Corp. with Household Finance from 1998 to 1999. From 1997 to 1998, Ms. Lowe was Executive Vice President, Human Resources and Administrative Services at Beneficial Management Corp., a financial services company. From 1993 to 1997, she was Executive Vice President at Heller International, a financial services company, where she was responsible for Human Resources and Communications.

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

      Anthony G. Tegnelia has served as Executive Vice President, U.S. Supply Chain Solutions since December 2002. Previously, he was Senior Vice President, Global Business Value Management. Mr. Tegnelia joined Ryder in 1977 and has held a variety of other positions with Ryder including Senior Vice President and Chief Financial Officer of Ryder’s integrated logistics business segment and Senior Vice President, Field Finance.

      Richard B. Carson has served as Senior Vice President, Fleet Management Solutions since February 2002. He previously served as Vice President, Fleet Management Solutions in the Northeast Region from January 1997 to February 2002. Mr. Carson joined Ryder in June 1973 and has held various positions since then.

      Gregory F. Greene has served as Senior Vice President, Strategic Planning and Development since April 2003. He previously served as Senior Vice President, Global Talent Management from March 2002 to April 2003. Mr. Greene joined Ryder in August 1993 as Manager of Executive and International Compensation and has since held various positions. Prior to joining Ryder, Mr. Greene served as Director of Human Resources for Sunglass Hut, Inc.

      Robert E. Sanchez has served as Senior Vice President and Chief Information Officer since January 2003. He previously served as Senior Vice President of Global Transportation Management from March 2002 to January 2003. Previously, he also served as Chief Information Officer from June 2001 to March 2002. Mr. Sanchez joined Ryder in 1993 as a Senior Business System Designer.

      Art A. Garcia has been Vice President and Controller since February 2002. Previously, Mr. Garcia served as Group Director, Accounting Services from September 2000 to February 2002 and from April 2000 to June 2000. Mr. Garcia was Chief Financial Officer of Blue Dot Services, Inc., a national provider of heating and air conditioning services, from June 2000 to September 2000. Mr. Garcia served as Director, Corporate Accounting for Ryder from April 1998 to April 2000. Mr. Garcia joined Ryder in December 1997 as Senior Manager, Corporate Accounting. Prior to joining Ryder, Mr. Garcia held various positions in the audit services practice of Coopers and Lybrand LLP from 1984 to December 1997.

FACTORS AFFECTING OUR BUSINESS

      Our business is subject to a number of general economic factors in the United States and worldwide that may have a materially adverse effect on results of operations, many of which are largely out of our control. These include recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries where we have a concentration of customers, interest rate fluctuations, increases in fuel prices or fuel shortages and the effects of future or threatened terrorism. Slow economic conditions in the United States contributed to our decline in revenue for the year ended December 31, 2003 compared with 2002.

      Numerous competitive factors could impair our ability to maintain our current profitability. These factors include the following:

•	we compete with many other leasing and transportation service providers, some of which may have greater capital resources or lower capital costs;

•	some of our competitors periodically reduce their prices to gain business which may limit our ability to maintain or increase prices;

•	the trend towards consolidation in the transportation industry may create large competitors with greater financial resources and other competitive advantages relating to their size;

•	advances in technology require increased investments to remain competitive and our customers may not be willing to accept higher prices to cover the cost of these investments;

•	competition from logistics and freight management companies that do not operate trucking fleets may adversely affect customer relationships and prices; and

•	changes in applicable laws and regulations, or costs of complying with current or future laws and regulations.

      We implemented and continue to implement a variety of strategic initiatives to reduce costs and improve productivity. These initiatives include improving purchasing programs, improving the efficiency of maintenance operations, increasing the efficiency of rental and trailer fleet utilization, extending the duration of expiring leases and generating revenue from increased utilization of idle equipment. The continued successful implementation of these initiatives on a timely basis in the future is one of the keys to our future competitiveness and profitability.

      Our business has been negatively impacted by an industry-wide downturn in the market for used tractors and trucks, particularly Class 8 vehicles, which are the largest class of heavy-duty tractors. This overall trend has caused the actual proceeds realized upon the sale of used revenue earning equipment to be lower than what was realized historically. The worsening of this trend may cause further unfavorable differences between residual values realized and current expectations, thus negatively affecting our profitability and financial condition.

      Regulations imposed by federal, state and foreign governmental agencies regarding the emission of diesel fuel have resulted in higher prices for tractors and diesel engines, decreased demand for new tractors and increased fuel and maintenance costs. These adverse effects combined with uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could reduce our revenues from truck leasing, increase costs, make it more difficult to realize expected residual values for used vehicles equipped with the newly designed diesel engines or otherwise adversely affect business.

      In the aftermath of terrorist attacks on the United States, federal, state and municipal authorities have implemented and are implementing various security measures, including checkpoints and travel restrictions on large trucks. Although many companies will be adversely affected by any slowdown in the availability of transportation services, the negative impact could disproportionately affect our business. New security measures could disrupt or impede our ability to meet the needs of our customers, particularly those related to the timeliness of deliveries. No assurance can be given that these measures will not have a material adverse effect on our operating results.

FURTHER INFORMATION

      For further discussion concerning our business, see the information included in Items 7 and 8 of this report.

      We make available free of charge through our website at www.ryder.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

      In addition, we expect to post our Corporate Governance Guidelines and the charters for our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee (formerly the Committee on Directors and Public Responsibility) on our website at www.ryder.com prior to our 2004 Annual Meeting of Shareholders. You may request copies of these documents, at no cost, by writing to us at: Investor Relations, Ryder System Inc., 3600 N.W. 82nd Avenue, Miami, Florida 33166.

ITEM 2.  PROPERTIES

      Our properties consist primarily of vehicle maintenance and repair facilities, warehouses and other real estate and improvements.

      We maintain approximately 760 FMS locations in the United States, Puerto Rico and Canada; we own approximately 460 of these facilities and lease the remaining 300 facilities. Our FMS locations generally include a repair shop and administrative offices.

      We also maintain approximately 130 locations in the United States and Canada in connection with our domestic SCS and DCC businesses. Almost all of our SCS locations are leased and generally include a warehouse and administrative offices.

      We maintain over 70 international locations (locations outside of the United States and Canada) for our international FMS and SCS businesses. These locations are in the U.K., Ireland, Germany, Poland, Mexico, Argentina, Brazil, China, Taiwan and Singapore. The majority of these locations are leased and generally include a repair shop, warehouse and administrative offices.

      Our headquarters facility is a 400,000 square foot building located on approximately 40 acres of land in Miami, Florida that we have owned since 1973. Due to the age of the headquarters building and the headcount reductions experienced over recent years, we explored various strategic alternatives for the relocation of our headquarters. As a result, in December 2002, we announced that we reached an agreement with a real estate developer to build a new headquarters facility in Miami, Florida. We will lease the new building which is approximately 230,000 square feet. We expect the new headquarters to be completed during 2005 and are in the process of marketing our current facility and land for sale.

ITEM 3. LEGAL PROCEEDINGS

      We are involved in various claims, lawsuits and administrative actions arising in the course of our businesses. Some involve claims for substantial amounts of money and/or claims for punitive damages. While any proceeding or litigation has an element of uncertainty, management believes that the disposition of such matters, in the aggregate, will not have a material impact on our consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of our security holders during the quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

	Stock Price
			Dividends per
	High	Low	Common Share

2003
First quarter	$23.94	20.26	0.15
Second quarter	27.34	20.00	0.15
Third quarter	31.26	23.10	0.15
Fourth quarter	34.65	28.14	0.15

Total	$34.65	20.00	0.60

2002
First quarter	$29.95	21.77	0.15
Second quarter	31.09	26.31	0.15
Third quarter	29.00	21.90	0.15
Fourth quarter	25.07	21.05	0.15

Total	$31.09	21.05	0.60

      Our common shares are listed on the New York Stock Exchange, the Chicago Stock Exchange, the Pacific Exchange and the Berlin-Bremen Stock Exchange. As of January 30, 2004, there were 12,565 common stockholders of record and our stock price on the New York Stock Exchange was $36.80.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table includes information as of December 31, 2003 about certain plans which provide for the issuance of common stock in connection with the exercise of stock options and other stock-based awards:

Number of
	Number of		Securities Remaining
	Securities to Be	Weighted-	Available for Future
	Issued Upon	Average Exercise	Issuance Under
	Exercise of	Price of	Equity Compensation
	Outstanding	Outstanding	Plans Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
Plan	and Rights	and Rights	in Column (a)

	(a)	(b)	(c)

(Shares in thousands)

Equity compensation plans approved by security holders:
Broad based employee stock option plans	6,905	$24.52	4,158
Employee Stock Purchase Plan	—	—	733
Non-Employee Directors’ Stock Plans	177	22.50	323
Equity compensation plans not approved by security holders	—	—	—

Total	7,082	$24.47	5,214

Purchases of Equity Securities

      The following table provides information with respect to purchases we made of our common stock during the fourth quarter of 2003:

			Total Number of
			Shares Purchased	Approximate
			as Part of	Dollar Value That
	Total Number		Publicly	May Yet Be
	of Shares	Average Price	Announced	Purchased Under
	Purchased	Paid per Share	Program(1)	the Program(1)

	(Shares in thousands)

October 1 through October 31, 2003	50	$29.43	50	$88,528,000
November 1 through November 30, 2003	68	29.92	118	86,509,000
December 1 through December 31, 2003	—	—	118	86,509,000

Total	118	$29.71	118	$86,509,000

(1)	In September 2003, the Board of Directors authorized a two-year share repurchase program. The program was publicly announced on October 3, 2003. Under the program, shares of common stock will be purchased in a dollar amount not to exceed the proceeds generated from the issuance of common stock to employees under various employee stock option and stock purchase plans since January 1, 2003. The program, which extends through September 30, 2005, limits aggregate share repurchases to no more than $90 million. At December 31, 2003, the number of shares purchased under this program was 117,500.

ITEM 6. SELECTED FINANCIAL DATA

	Years ended December 31

	2003	2002	2001	2000	1999

	(Dollars in thousands, except per share amounts)

Revenue	$4,802,294	4,776,265	5,006,123	5,336,792	4,952,204
Earnings from continuing operations:(1)
Before income taxes	$212,475	175,883	30,706	141,321	110,450
After income taxes(2)	$135,559	112,565	18,678	89,032	68,524
Per diluted common share(2)	$2.12	1.80	0.31	1.49	1.00
Net earnings(2),(3)	$131,436	93,666	18,678	89,032	419,678
Per diluted common share(2),(3)	$2.06	1.50	0.31	1.49	6.11
Cash dividends per common share	$0.60	0.60	0.60	0.60	0.60
Average common shares — Diluted (in thousands)	63,871	62,587	60,665	59,759	68,732
Year-end shareholders’ equity(4)	$1,334,385	1,108,215	1,230,669	1,252,708	1,204,905
Average shareholders’ equity(4)	$1,193,850	1,246,068	1,242,543	1,225,910	1,181,750
Return on average shareholders’ equity (%)(4)	11.0	7.5	1.5	7.3	35.5
Book value per common share(4)	$20.85	17.75	20.24	20.86	20.29
Market price — high	$34.65	31.09	23.19	25.13	28.75
Market price — low	$20.00	21.05	16.06	14.81	18.81
Total debt	$1,815,900	1,551,468	1,708,684	2,016,980	2,393,389
Long-term debt	$1,449,489	1,389,099	1,391,597	1,604,242	1,819,136
Debt to equity (%)(4)	135	140	139	161	199
Year-end assets	$5,278,603	4,766,982	4,927,161	5,474,923	5,770,450
Average assets	$4,963,747	4,845,689	5,156,489	5,691,121	6,032,130
Return on average assets (%)	2.6	1.9	0.4	1.6	7.0
Average asset turnover (%)	96.7	98.6	97.1	93.8	82.1
Net cash provided by operating activities	$802,855	632,787	308,702	1,015,533	269,819
Capital expenditures	$725,130	600,301	656,597	1,288,784	1,734,566
Number of vehicles	160,200	161,400	170,100	176,300	171,500
Number of employees	26,700	27,800	29,500	33,100	30,300

(1)	Earnings from continuing operations include unusual items representing Year 2000 expense, restructuring and other charges and loss on early extinguishment of debt. Year 2000 expense totaled $24 million ($15 million after-tax, or $0.22 per diluted common share) in 1999. Restructuring and other charges totaled $4 million ($2 million after-tax, or $0.04 per diluted common share) in 2002, $117 million ($81 million after-tax, or $1.34 per diluted common share) in 2001, $42 million ($26 million after-tax, or $0.44 per diluted common share) in 2000 and $52 million ($33 million after-tax, or $0.48 per diluted common share) in 1999. Loss on early extinguishment of debt totaled $7 million ($4 million after-tax, or $0.06 per diluted common share) in 1999. Earnings from continuing operations include goodwill and intangible amortization totaling $13 million ($12 million after-tax, or $0.19 per diluted common share) in 2001, $12 million ($10 million after-tax, or $0.17 per diluted common share) in 2000 and $14 million ($11 million after-tax, or $0.17 per diluted common share) in 1999.

(2)	In 2001, earnings from continuing operations include a one-time reduction in deferred taxes of $7 million, or $0.11 per diluted common share, as a result of a change in Canadian tax law that affected our Canadian operations.

(3)	Net earnings for 2003 include the cumulative effect of a change in accounting principle for variable interest entities resulting in an after-tax charge of $3 million, or $0.05 per diluted common share. Net earnings for 2003 also include the cumulative effect of a change in accounting principle for costs associated with eventual retirement of long-lived assets primarily relating to components of revenue earning equipment resulting in an after-tax charge of $1 million, or $0.02 per diluted common share. Net earnings for 2002 include the cumulative effect of change in accounting principle for goodwill resulting in an after-tax charge of $19 million, or $0.30 per diluted common share. In September 1999, Ryder sold its public transportation services business for an after-tax gain of $339 million, or $4.94 per diluted common share. The disposal of this business has been accounted for as discontinued operations. Net earnings for 1999 include the results of discontinued operations.

(4)	Shareholders’ equity as of December 31, 2003 and 2002 reflects after-tax equity charges of $187 million and $229 million, respectively, related to the accrual of additional minimum pension liability.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This discussion should be read in conjunction with our consolidated financial statements and related notes contained in Item 8 of this report on Form 10-K.

OVERVIEW

      Our business is divided into three business segments: our Fleet Management Solutions (FMS) business segment provides leasing, commercial rental and programmed maintenance of commercial trucks, tractors and trailers to customers, principally in the U.S., Canada and the U.K.; our Supply Chain Solutions (SCS) business segment provides comprehensive supply chain consulting and lead logistics management solutions throughout North America and in Latin America, Europe and Asia; and our Dedicated Contract Carriage (DCC) business segment provides vehicles and drivers as part of a dedicated transportation solution, principally in North America. We operate in extremely competitive markets. Our customers select us based on numerous factors including service quality, price, technology and service offerings. As an alternative to using our services, customers may also choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors.

      Over the past three years we have transformed our business, addressing many fundamental business processes throughout the organization. We have focused intently on addressing our cost structure and balance sheet in order to deliver improved results to our shareholders and also to make Ryder more competitive in the marketplace. In 2003, we continued to realize significant savings from our cost management initiatives and process improvement actions, allowing us to deliver strong results despite higher pension costs and reduced volumes in our U.S. contractual business. In the future, we will continue identifying cost saving opportunities to enhance our competitive position in a very competitive environment.

      During 2003, we targeted several strategic opportunities in our FMS business. In December, we completed the acquisition of a fleet of approximately 4,200 vehicles serving over 700 customers in the U.S. In December, we also announced that we had signed a non-binding letter of intent to purchase another fleet of nearly 6,800 vehicles serving over 550 customers, which we expect to complete by the end of the first quarter of 2004. These acquisitions do not require us to build new capabilities and enable us to leverage our existing infrastructure to create operating synergies for our FMS business segment. In 2004, we will continue to evaluate strategic acquisitions in FMS and other segments of our business.

      In addition to our strategic initiatives, a primary issue that affects our business growth is economic conditions in the U.S. and in other regions of the world where we do business. Because of the soft U.S. economy over the past several years, our U.S. contractual business base was down in 2003. We are focused on increasing new sales while maintaining the appropriate pricing discipline that provides an attractive return for the service we provide to our customers. We are encouraged by recent increased levels of activity and interest on the part of our customers to sign new business. However, because of the time required to have lease equipment manufactured and delivered and to design and implement a new supply chain activity, there is a time lag in our businesses between the date when a contract is signed and when revenue is generated. Therefore, we do not expect to see an impact on revenue from new sales contracts until the middle of 2004.

ITEMS AFFECTING COMPARABILITY BETWEEN PERIODS

      Effective July 1, 2003, Ryder consolidated three variable interest entities (VIEs) in connection with the adoption of the Financial Accounting Standards Board’s Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.” The consolidated VIEs were established as part of previous sale-leaseback transactions of revenue earning equipment in which Ryder sold revenue earning equipment to special-purpose entities (SPEs) and then leased the revenue earning equipment back as lessee under operating lease arrangements. Ryder enters into sale-leaseback transactions in the ordinary course of business in order to lower the total cost of funding operations, to diversify funding among different classes of investors and to diversify funding among different types of funding instruments. Sale-leaseback transactions have been executed with third-party financial institutions, as well as with SPEs. In connection with the sale-leaseback transactions executed with SPEs, in the form of vehicle securitizations and a synthetic leasing arrangement, we provided credit enhancements and residual value guarantees that obligate Ryder to absorb the majority of the expected losses from such entities, if any are realized. Therefore, FIN 46 required that these entities be consolidated.

      As a result of the consolidation of these VIEs, Ryder recorded a non-cash cumulative effect charge of $3 million on an after-tax basis, or $0.05 per diluted share in the third quarter of 2003. The cumulative effect charge represented depreciation and interest expense of the VIEs that would have been recorded had FIN 46 been in effect since lease inception, in excess of rent expense recorded under operating leases. The charge is expected to reverse in operating earnings over the next three years. The consolidation of the VIEs did not have a significant impact on our consolidated net earnings; however, reported depreciation expense, equipment rental and interest expense were impacted by the consolidation of the VIEs. In addition, both net cash provided by operating activities and our free cash flow measure increased due to the add-back of depreciation expense on the VIEs’ revenue earning equipment and net cash used in financing activities also increased due to principal payments on VIEs’ debt. Net earnings for 2002 and 2001 would not have been materially different if this standard had been adopted effective January 1, 2001.

      Effective January 1, 2003, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The cumulative effect adjustment recognized upon adoption of this standard was $1 million on an after-tax basis, or $0.02 per diluted share, consisting primarily of costs associated with the retirement of certain components of revenue earning equipment. Net earnings for 2002 and 2001 would not have been materially different if this standard had been adopted effective January 1, 2001.

      Effective January 1, 2002, we also adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” and discontinued the amortization of goodwill and intangible assets with indefinite useful lives. Had we applied the non-amortization provisions of SFAS No. 142 as of January 1, 2001, net earnings for 2001 would have totaled $30 million, or $0.50 per diluted share, as compared to the reported net earnings for 2001 of $19 million, or $0.31 per diluted share. SFAS No. 142 also required us to perform an assessment of whether there was an indication that the remaining recorded goodwill was impaired as of the date of adoption. The impairment test required us to compare the implied fair value of a reporting unit’s goodwill to our carrying amount, both of which were measured as of January 1, 2002. The residual fair value after this allocation was the implicit fair value of the reporting unit’s goodwill. As a result of this assessment, we recorded a non-cash cumulative effect charge of $19 million on a before and after-tax basis, or $0.30 per diluted share, associated with the Asian operations of our SCS business segment. Under previous requirements, no goodwill impairment would have been recorded on January 1, 2002.

CONSOLIDATED RESULTS

	Years ended December 31

	2003	2002	2001

	(In thousands)

Earnings before cumulative effect of changes in accounting principles(1),(2)	$135,559	112,565	18,678
Per diluted common share	2.12	1.80	0.31
Net earnings(1),(2),(3)	131,436	93,666	18,678
Per diluted common share	2.06	1.50	0.31
Weighted-average shares outstanding — diluted	63,871	62,587	60,665

(1)	Results include restructuring and other charges of $2 million after-tax, or $0.04 per diluted common share in 2002 and $81 million after-tax, or $1.34 per diluted common share in 2001. See Note 4 — “Restructuring and Other (Recoveries) Charges, Net” in the Notes to Consolidated Financial Statements for additional discussion.

(2)	Results for 2001 include a one-time reduction in deferred taxes of $7 million, or $0.11 per diluted common share, as a result of a change in Canadian tax law that affected our Canadian operations. Results for 2001 also include goodwill and intangible amortization of $12 million after-tax, or $0.19 per diluted common share.

(3)	Net earnings for 2003 include the cumulative effect of a change in accounting principle for variable interest entities resulting in an after-tax charge of $3 million, or $0.05 per diluted common share. Net earnings for 2003 also include the cumulative effect of a change in accounting principle for costs associated with eventual retirement of long-lived assets primarily relating to components of revenue earning equipment resulting in an after-tax charge of $1 million, or $0.02 per diluted common share. Net earnings for 2002 include the cumulative effect of a change in accounting principle for goodwill resulting in an after-tax charge of $19 million, or $0.30 per diluted common share.

     Earnings before the cumulative effect of changes in accounting principles increased 20% to $136 million in 2003 compared with 2002. The increase in earnings was due to savings realized from continuing cost management and process improving actions, improved SCS operating performance, better FMS rental pricing, and the impact of favorable exchange rate fluctuations. These earnings increases were partially offset by an increase in after-tax annual pension expense of nearly $34 million which principally impacted our FMS business segment, which employs the majority of the employees that participate in our primary U.S. pension plan. The earnings growth rate in 2003 exceeded the related earnings per share growth rate because the average number of shares outstanding during 2003 increased reflecting the impact of stock issuances under employee stock option and stock purchase plans during the year.

      Earnings before the cumulative effect of changes in accounting principles increased 503% to $113 million in 2002 compared with 2001. The increase in earnings was due primarily to a significant reduction in restructuring and other charges from $81 million after-tax in 2001 compared with $2 million after-tax in 2002. The increase in earnings was also attributable to cost management actions and operational process improvement efforts, improved rental utilization, increased volumes within the automotive sector of SCS, lower interest costs and the discontinuance of amortization of goodwill and intangible assets with indefinite useful lives (See Note 1 — “Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements). These earnings increases were partially offset by a one-time reduction in deferred taxes of $7 million in 2001 as a result of a change in Canadian tax law and higher pension costs of $19 million after-tax in 2002, compared with 2001. See “Operating Results by Business Segment” for further discussion of the operating results for the past three years.

	Years ended December 31

	2003	2002	2001

	(In thousands)

Revenue:
Fleet Management Solutions	$3,231,675	3,183,022	3,352,540
Supply Chain Solutions	1,362,428	1,388,299	1,453,881
Dedicated Contract Carriage	514,731	517,961	534,962
Eliminations	(306,540)	(313,017)	(335,260)

Total	$4,802,294	4,776,265	5,006,123

      Revenue for 2003 increased 1% to $4.8 billion compared with 2002. Comparisons were impacted by increased FMS fuel services revenue as a result of higher average fuel prices. For all years reported, Ryder realized minimal changes in profitability as a result of higher fuel prices as these generally reflect costs that are passed through to our customers. During 2003, FMS was negatively impacted by continued softness in the U.S. economy resulting in reduced full service lease and programmed maintenance demand, as well as the impact of some ancillary business not renewed. These decreases were partially offset by improved commercial rental revenue due to higher pricing. SCS revenue decreased in 2003 compared with 2002 as a result of volume reductions combined with the non-renewal of certain customer contracts. Revenue comparisons for FMS and SCS were favorably impacted by changes in foreign exchange rates and expanded business in Canada, Latin America and Asia.

      Revenue decreased 5% to $4.8 billion in 2002 compared with 2001. All business segments experienced a revenue decrease in 2002 over 2001 as a result of the slow economic conditions in the U.S. and in other countries where we operate. The FMS revenue decrease of 5% also reflects the effects of a smaller overall fleet (primarily in commercial rental) and lower fuel services revenue as a result of lower average fuel prices and volumes. SCS revenue decreased in 2002 as a result of volume reductions, especially in the electronics, high-tech and telecommunications sector and the non-renewal of certain customer contracts.

      Our FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to our SCS and DCC segments. Eliminations relate to inter-segment sales that are accounted for at approximate fair value as if the sales were made to third parties.

	Years ended December 31

	2003	2002	2001

	(In thousands)

Operating expense	$2,039,156	1,949,384	2,132,500
Percentage of revenue	42%	41%	43%

      Operating expense increased 5% to $2.0 billion in 2003 compared with 2002. The increase was principally a result of increases in fuel costs due to higher average fuel prices in 2003. Operating expense was also impacted by higher maintenance costs as a result of an older fleet, offset by a reduction in overhead spending from ongoing cost management actions. Operating expense decreased 9% to $1.9 billion in 2002 compared with 2001. The decrease was a result of a reduction in FMS fuel costs as a result of lower average prices and volumes in 2002, a reduction in overheads due to cost containment actions, including the shut-down of certain facilities in 2001, and the cancellation of an information technology outsourcing contract.

	Years ended December 31

	2003	2002	2001

	(In thousands)

Salaries and employee-related costs	$1,242,930	1,268,704	1,212,184
Percentage of revenue	26%	27%	24%

      Salaries and employee-related costs decreased 2% to $1.2 billion in 2003 compared with 2002. The decrease was a result of headcount reductions, which offset higher pension expense. Average headcount decreased 6% in 2003 compared with 2002 reflecting the non-renewal of certain customer contracts, the impact of cost management actions and reduced volumes across all business segments. The number of employees at December 31, 2003 decreased 4% to approximately 26,700, compared with 27,800 at December 31, 2002.

      Pension expense increased nearly $54 million in 2003 to $82 million compared with 2002, and principally impacted FMS. The increase in pension expense is primarily attributable to the U.S. pension plan and reflects the adverse effect of negative pension asset returns in 2002, as well as the impact of lower interest rates resulting in a lower discount rate for calculating the present value of pension obligations. Based on actual pension asset returns experienced in 2003 and interest rate levels at December 31, 2003, we expect pension expense on a pre-tax basis to decrease to approximately $66 million in 2004. Our 2004 pension expense estimates are subject to change based upon the completion of actuarial analysis of all pension plans. See “Critical Accounting Estimates” for further discussion on pension accounting estimates. The anticipated pension expense decrease in 2004 would primarily impact FMS, which employs the majority of employees that participate in Ryder’s primary U.S. pension plan.

      Salaries and employee-related costs increased 5% to $1.3 billion in 2002 compared with 2001. The increase was due to growth in pension and medical benefit costs, higher salary expense from the in-sourcing of certain information technology functions and greater incentive compensation, which was partially offset by decreased salaries and other employee-related costs as a result of 2001 strategic initiatives that resulted in the termination of over 1,400 employees. See “Restructuring and Other (Recoveries) Charges, Net” for further discussion.

	Years ended December 31

	2003	2002	2001

	(In thousands)

Freight under management expense	$414,284	414,369	436,413
Percentage of revenue	9%	9%	9%

      Freight under management (FUM) expense represents subcontracted freight costs on logistics contracts for which Ryder purchases transportation. FUM expense of $414 million in 2003 was unchanged compared with 2002. The volume decline experienced in our SCS business during 2003 was principally attributed to non-transportation based activities. FUM expense decreased 5% in 2002 compared with 2001 due to revenue reductions in our SCS business segment as a result of reduced freight volumes in the U.S. and South America and the non-renewal of customer contracts.

	Years ended December 31

	2003	2002	2001

	(In thousands)

Depreciation expense	$624,580	552,491	545,485
Gains on vehicle sales, net	(15,780)	(14,223)	(11,968)
Equipment rental	200,868	343,531	427,024

      Depreciation expense relates primarily to FMS revenue earning equipment. Depreciation expense in 2003 increased 13% to $625 million compared with 2002. While the overall average fleet size (owned and leased) declined 3% during 2003, depreciation expense grew because of an increase in the average number of owned (compared with leased) revenue earning equipment units. The number of owned units increased because of the consolidation of VIEs effective July 1, 2003, the conversion of leased units to owned status as a result of lease extensions and the replacement of expiring lease units with owned. See discussion on Fleet Management Solutions in “Operating Results by Business Segment” for further detail on vehicle counts. For the six months ended December 31, 2003, depreciation expense attributable to the revenue earning equipment of consolidated VIEs approximated $40 million. Depreciation expense increased 1% to $552 million in 2002 compared with 2001. Depreciation expense increased due to a greater number of owned (compared with leased) revenue earning equipment units as well as reduced estimated residual values associated with certain owned tractors.

      Gains on vehicle sales, net increased 11% to $16 million in 2003 compared with 2002. The increase in gains on vehicle sales, net was due to a higher number of FMS unit sales of owned equipment and improved average pricing on vehicles sold in the tractor class compared with 2002. Gains on vehicle sales, net increased 19% to $14 million in 2002 compared with 2001. Despite a reduction in the number of vehicles sold, Ryder experienced an increase in gains on vehicle sales, net due to a decline in the average book value of units sold. The decline in the average book value of units sold in 2002 reflected an increase in depreciation expense and an increase in the age of vehicles sold.

      We periodically review and adjust residual values, reserves for guaranteed lease termination values and useful lives of revenue earning equipment based on current and expected operating trends and projected realizable values. See “Critical Accounting Estimates” for further discussion on depreciation and residual value guarantees. While we believe that the carrying values and estimated sales proceeds for revenue earning equipment are appropriate, there can be no assurance that a deterioration in economic conditions or adverse changes to expectations of future sales proceeds will not occur, resulting in higher depreciation or losses on disposal.

      Equipment rental primarily consists of rental costs on revenue earning equipment in FMS. Equipment rental costs decreased 42% to $201 million in 2003 compared with 2002. The decrease was due to a reduction in the average number of leased vehicles (compared with owned) resulting from the consolidation of VIEs effective July 1, 2003, term extensions and an overall decline in fleet size, which principally impacted equipment under lease.

For the six months ended December 31, 2003, equipment rental was reduced by approximately $50 million for revenue earning equipment of VIEs consolidated effective July 1, 2003. Equipment rental costs decreased 20% to $344 million in 2002 compared with 2001. The decrease in 2002 equipment rental is due to a decrease in the number of leased vehicles and lower lease rates due to a changing mix of leased units. Equipment rental costs in 2002 also reflect decreased lease termination charges as a result of improved market pricing.

	Years ended December 31

	2003	2002	2001

	(In thousands)

Interest expense	$96,169	91,718	118,549
Percentage of revenue	2%	2%	2%

      Interest expense increased 5% to $96 million in 2003 compared with 2002. The increase in interest expense reflects the impact of interest expense of approximately $10 million on debt of VIEs, consolidated effective July 1, 2003. Excluding interest expense from consolidated VIEs, comparisons for 2003 were favorably impacted by overall lower market interest rates and reduced effective interest rates as a result of hedging transactions which principally benefited FMS. Interest expense decreased 23% to $92 million in 2002 compared with 2001. The decrease in interest expense reflects lower debt levels due to reduced capital spending, generally lower market interest rates and reduced effective interest rates as a result of hedging transactions entered into during the first quarter of 2002.

	Years ended December 31

	2003	2002	2001

	(In thousands)

Miscellaneous income, net	$(12,158)	(9,808)	(1,334)

      Miscellaneous income, net increased to $12 million in 2003 from $10 million in 2002. During 2003, miscellaneous income, net was favorably impacted from a $2 million gain on sale of a facility in our European FMS operations. Additionally, 2003 miscellaneous income, net improved as a result of better market performance of investments classified as trading securities used to fund certain benefit plans and lower losses on the sale of trade receivables related to the decreased use of our revolving receivables financing program. These positive factors were partially offset by the elimination of servicing fee income related to certain VIEs. Prior to the consolidation of VIEs effective July 1, 2003, miscellaneous income, net included fee income related to administrative services provided to vehicle lease trusts in connection with the vehicle securitization transactions. As a result of consolidating the vehicle securitization trusts, we no longer recognize a benefit from service fee income.

      Ryder had miscellaneous income, net of $10 million in 2002 compared with miscellaneous income, net of $1 million in 2001. The increase in miscellaneous income, net during 2002 is primarily attributed to a reduction in losses on the sale of receivables related to the decreased use of Ryder’s revolving facility for the sale of receivables and 2001 losses on the sale of operating property and equipment.

	Years ended December 31

	2003	2002	2001

	(In thousands)

Restructuring and other (recoveries) charges, net	$(230)	4,216	116,564

      Restructuring and other (recoveries) charges, net were $(0.2) million in 2003, $4 million in 2002 and $117 million in 2001. See “Restructuring and Other (Recoveries) Charges, Net” for further discussion.

	Years ended December 31

	2003	2002	2001

	(In thousands)

Provision for income taxes	$76,916	63,318	12,028

      Ryder’s effective tax rate was 36.2% in 2003 compared with 36.0% in 2002 and 39.2% in 2001. The higher 2001 effective tax rate resulted primarily from increased net non-deductible items in 2001, principally the write-down of goodwill, included in restructuring and other (recoveries) charges, partially offset by a permanent reduction in corporate tax rates in Canada. This resulted in a one-time reduction in Ryder’s related deferred taxes of approximately $7 million.

RESTRUCTURING AND OTHER (RECOVERIES) CHARGES, NET

      The components of restructuring and other (recoveries) charges, net in 2003, 2002 and 2001 were as follows:

	Years ended December 31

	2003	2002	2001

	(In thousands)

Restructuring charges (recoveries), net:
Severance and employee-related costs	$4,902	5,198	30,438
Facilities and related costs	(8)	106	6,261

	4,894	5,304	36,699
Other (recoveries) charges:
Asset write-downs	(1,182)	(285)	40,046
Goodwill impairment	—	—	24,425
Strategic consulting fees	—	(64)	8,586
Loss on sale of business	—	—	3,512
Contract termination costs	—	(219)	8,345
Insurance reserves — sold business	(42)	(520)	(2,920)
Gain on sale of corporate aircraft	—	—	(2,129)
Settlement of commercial dispute	(3,900)	—	—

Total	$(230)	4,216	116,564

      Allocation of restructuring and other (recoveries) charges, net across business segments in 2003, 2002 and 2001 is as follows:

	Years ended December 31

	2003	2002	2001

	(In thousands)

Fleet Management Solutions	$(961)	(177)	48,930
Supply Chain Solutions	536	5,137	61,246
Dedicated Contract Carriage	(311)	243	1,370
Central Support Services	506	(987)	5,018

Total	$(230)	4,216	116,564

2003 Activity

      During 2003, Ryder approved a plan to eliminate approximately 140 positions as a result of on-going cost management and process improvement actions in Ryder’s FMS and SCS business segments and Central Support Services. The charge related to these actions included severance and employee-related costs totaling $6 million. While many of these employees had not been terminated as of December 31, 2003, such actions will be finalized by March 31, 2004. We expect pre-tax cost savings of approximately $11 million annually in salaries and employee-related costs as a result of these cost management activities. Also during 2003, we reversed severance and employee-related costs totaling $1 million that had been recorded in prior restructurings due to refinements in estimates.

      Other recoveries during 2003 principally include a settlement of a commercial dispute pertaining to prior billings with an information technology vendor and gains on sales of owned facilities identified for closure in prior restructuring charges.

2002 Activity

      During the fourth quarter of 2002, Ryder approved a plan to eliminate approximately 140 positions as a result of cost management actions principally in our SCS business segment and Central Support Services, which were substantially finalized as of December 31, 2002. The charge related to these actions included severance and employee-related costs totaling $7 million. Our estimate of pre-tax cost savings in salaries and employee-related costs as a result of these cost management activities totaled approximately $14 million. During 2002, we reversed severance and employee-related costs totaling $2 million that had been recorded in prior restructuring charges due to refinements in the estimates.

      Other recoveries during 2002 include net gains (recoveries) on sale of owned facilities identified for closure in prior restructuring charges, the reversal of contract termination costs recognized in 2001 resulting from refinements in estimates and the final settlement of insurance reserves attributed to a previously sold business.

2001 Activity

      In late 2000, we communicated to our employees planned strategic initiatives designed to reduce costs, improve the earnings power of our business and streamline our structure. As part of these initiatives, we reviewed employee functions and staffing levels to eliminate redundant work or otherwise restructure work in a manner that led to a workforce reduction. The process resulted in terminations of over 1,400 employees during 2001, which were substantially finalized as of December 31, 2002. Severance and employee-related costs of $30 million, net of $2 million in recoveries of prior year charges, in 2001 included termination benefits to employees whose jobs were eliminated as part of this review. During the third quarter of 2001, we initiated the shutdown of Systemcare, Ryder’s shared user home delivery network in the U.K. The shutdown was initiated as a result of our review of future prospects for the operation in light of historical and anticipated operating losses. The shutdown was completed after meeting contractual obligations to current customers, which extended to December 31, 2002. The severance and employee-related charge included $3 million incurred as part of the Systemcare shutdown.

      During 2001, we identified 55 facilities in the U.S. and in other countries to be closed in order to improve profitability. Facilities and related costs of $6 million in 2001 represent contractual lease obligations for closed facilities.

      Additionally, during 2001 we recorded various other charges which are summarized as follows:

      Asset write-downs: Asset write-downs of $40 million were recorded during 2001 and are described below:

•	In 2001, Ryder cancelled an information technology project in the FMS business segment. In connection with the cancellation, we recorded a non-cash charge of $22 million for the write-down of software licenses acquired for the project that could not be resold or redeployed and software development costs and assets related to the project that had no future economic benefit.

•	In 1997, Ryder entered into an Information Technology Services Agreement (ITSA) with Accenture LLP (Accenture) under which we outsourced many of our information technology needs that were previously provided by Ryder employees. Under the terms of the ITSA, Ryder prepaid for a number of services to be provided over the 10-year term of the agreement expiring in 2007. Under the terms of the agreement, Ryder was also obligated to pay certain termination costs to Accenture in the event the ITSA was terminated by Ryder prior to the expiration date.

As part of restructuring initiatives in 2001, we approved and committed Ryder to in-source services provided by Accenture under the ITSA. In December 2001, Ryder and Accenture entered into a written agreement to transition certain IT services previously delivered by Accenture under contract to Ryder. Under this agreement, Ryder agreed to waive any right to reimbursement of approximately $3 million in unamortized prepaid expenses related to the ITSA.

•	Strategic initiatives during 2001 also resulted in asset write-downs to fair value less cost to sell of approximately $4 million for facilities that were identified for closure and held for sale pursuant to the initiatives. At such time, Ryder had the ability to remove the facilities from operations upon identification of a buyer or receipt of an acceptable bid. Fair value was determined based on appraisals of these properties. Also, as part of the strategic initiatives, we wrote down investments in e-commerce assets of $3 million, including specialized property and equipment and software, that were terminated or abandoned during 2001 and for which the fair value of such investments was zero.

•	Additionally, during 2001, an investment of $6 million in certain license agreements for supply chain management software was written down. The write-down consisted of the unamortized cost of licenses and related software development costs previously capitalized for which development was abandoned as a result of restructuring initiatives. Since the software licenses would no longer be used in the business nor could the licenses be resold, such licenses were valued at zero.

•	Due to the decision to shut down the aforementioned Systemcare operations, we assessed the recoverability of Systemcare’s long-lived assets held for use as described in Note 1 — “Summary of Significant Accounting Policies — Impairment of Long-Lived Assets” in the Notes to Consolidated Financial Statements. Assets of $2 million, consisting primarily of specialized vehicles to be disposed of after the shutdown of Systemcare’s operations, were considered impaired and written down because estimated fair values were less than the carrying values of the assets. Fair values were determined based on internal valuations of similar assets.

      Goodwill Impairment: We also identified certain operating units for which circumstances indicated that the carrying amount of long-lived assets, in particular, goodwill, may not be recoverable. We assessed the recoverability of these long-lived assets and determined that the goodwill related to these operating units was not recoverable. See Note 1 — “Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements for Ryder’s policy on impairment of goodwill and other intangible assets. Impairment charges in 2001, all of which related to SCS operating units, are summarized as follows:

(In thousands)

Systemcare — U.K. home delivery network	$10,602
Ryder Argentina	9,130
Ryder Brazil	3,706
Other	987

Total	$24,425

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

      During the fourth quarter of 2001, we reviewed goodwill associated with our remaining investment in Ryder Brazil for impairment. Subsequent to the sale of the contracts and related net assets associated with the disposal of our outbound auto-carriage business (Vehiculos) in Ryder Brazil discussed below, we made a significant effort to restructure the operations of Ryder Brazil. However, such restructuring was not sufficient to offset the impact of lost business, the impact of the Argentine economic crisis and the marginal historical and anticipated cash flows related to the remaining business. As a result of this analysis, goodwill of $4 million was considered impaired and was written down in December 2001.

      Strategic consulting fees: Strategic consulting fees of $9 million were incurred during 2001 in relation to the aforementioned strategic initiatives. These consulting fees represented one-time costs of engaging consultants to assist with restructuring initiatives in 2001.

      Loss on sale of business: During March 2001, Ryder sold Vehiculos in Ryder Brazil for $14 million and incurred a loss of $4 million on the sale of the business.

      Contract termination costs: In connection with the agreement to in-source information technology services provided by Accenture, Ryder agreed to pay termination fees and certain demobilization costs of approximately $8 million. Also during 2001, we made a decision to terminate a long-term marketing arrangement to reduce marketing costs.

      Insurance reserves — sold business: During 2001, we recognized $3 million in recoveries from an insurance settlement attributed to a business sold in 1989. The insurance recovery represents an adjustment to our indemnification reserve for favorable actuarial developments since the time of the sale.

      Gain on sale of corporate aircraft: As a direct result of the 2001 restructuring and cost reduction initiatives, we decided to sell our corporate aircraft. Ryder sold the aircraft during the first quarter of 2001 and recorded a $2 million gain on the sale.

OPERATING RESULTS BY BUSINESS SEGMENT

	Years ended December 31

	2003	2002	2001

	(In thousands)

Revenue:
Fleet Management Solutions	$3,231,675	3,183,022	3,352,540
Supply Chain Solutions	1,362,428	1,388,299	1,453,881
Dedicated Contract Carriage	514,731	517,961	534,962
Eliminations	(306,540)	(313,017)	(335,260)

Total	$4,802,294	4,776,265	5,006,123

NBT:
Fleet Management Solutions	$195,493	214,384	194,398
Supply Chain Solutions	41,254	(6,221)	(6,760)
Dedicated Contract Carriage	33,516	31,157	34,755
Eliminations	(33,586)	(34,636)	(36,989)

	236,677	204,684	185,404
Unallocated Central Support Services	(24,432)	(24,585)	(25,396)
Goodwill Amortization	—	—	(12,738)
Restructuring and other recoveries (charges), net	230	(4,216)	(116,564)

Earnings before income taxes and cumulative effect of changes in accounting principles	$212,475	175,883	30,706

      We define the primary measurement of our segment financial performance as “Net Before Tax” (NBT) which includes an allocation of Central Support Services (CSS) and excludes goodwill impairment, goodwill amortization and restructuring and other recoveries (charges), net. CSS represents those costs incurred to support all of our business segments, including sales and marketing, human resources, finance, corporate services, information technology, health and safety, legal and communications. The objective of the NBT measurement is to provide clarity on the profitability of each of our business segments and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs.

      Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included within the unallocated overhead remaining within CSS are the costs for investor relations, corporate communications, public affairs and certain executive compensation. See Note 22 — “Segment Reporting” in Notes to Consolidated Financial Statements for a description of how the remainder of CSS costs is allocated to the business segments.

      Our FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to our SCS and DCC segments. Inter-segment revenues and NBT are accounted for at approximate fair value as if the transactions were made with third parties. NBT related to inter-segment equipment and services billed to customers (equipment contribution) is included in both FMS and the business segment which served the customer and then eliminated (presented as “Eliminations”).

      The following table sets forth equipment contribution included in NBT for our SCS and DCC segments:

	Years ended December 31

	2003	2002	2001

	(In thousands)

Equipment Contribution:
Supply Chain Solutions	$15,319	15,454	16,619
Dedicated Contract Carriage	18,267	19,182	20,370

Total	$33,586	34,636	36,989

      These segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

Fleet Management Solutions

	Years ended December 31

	2003	2002	2001

	(In thousands)

Full service lease and programmed maintenance	$1,791,478	1,795,254	1,855,865
Commercial rental	490,864	458,355	468,438
Other	308,606	346,770	369,912

Dry revenue(1)	2,590,948	2,600,379	2,694,215
Fuel services revenue	640,727	582,643	658,325

Total revenue	$3,231,675	3,183,022	3,352,540

Segment NBT	$195,493	214,384	194,398

Segment NBT as a % of total revenue	6.0%	6.7%	5.8%

Segment NBT as a % of dry revenue(1)	7.5%	8.2%	7.2%

(1)	We use dry revenue, a non-GAAP financial measure, to evaluate the operating performance of our FMS business segment and as a measure of sales activity. Fuel services revenue, which is directly impacted by fluctuations in market fuel prices, is excluded from our dry revenue computation, as fuel is largely a pass through to customers for which we realize minimal changes in profitability as a result of fluctuations in fuel services revenue.

2003 versus 2002

      FMS total revenue increased 2% to $3.2 billion in 2003 compared with 2002. Revenue in 2003 was impacted by increases in fuel services revenue as a result of increased average fuel prices, particularly during the first half of 2003. Dry revenue (revenue excluding fuel) totaling $2.6 billion remained unchanged in 2003 compared with 2002. In 2003, FMS total revenue and dry revenue benefited from favorable exchange rates in Canada and the U.K.

      Full service lease and programmed maintenance revenue remained unchanged in 2003 as compared to 2002 due to the effects of weak leasing demand in the U.S., a reduction in fleet size and fewer total miles run by leased vehicles, which resulted in decreased variable billings. The impact of these negative factors was partially offset by higher revenue in Canada and the U.K. as a result of favorable exchange rates and higher volumes. We expect full service lease and programmed maintenance revenue to improve in 2004 due to new initiatives aimed at generating new sales and improving business retention, expected continued improvement of the U.S. economy and the impact from an acquisition completed at the end of 2003. As previously announced, we are also in the process of negotiating the acquisition of a fleet of approximately 6,800 vehicles (lease and commercial rental) which is expected to be closed by the end of the first quarter of 2004.

      Commercial rental revenue (consisting of pure rental and lease customer revenue) increased 7% to $491 million in 2003 compared with 2002. Commercial rental revenue comparisons have steadily improved since the end of 2002 and, in fourth quarter of 2003, revenue grew 9% compared with the year-earlier period. Commercial rental revenue increased primarily as a result of stronger pricing throughout 2003. U.S. rental fleet utilization was 72% and remained unchanged in 2003 as compared with 2002. In the U.S., pure rental revenue (total rental revenue less rental revenue related to units provided to full service lease customers), which accounts for over half of the U.S. commercial rental business, increased 8% to $235 million as compared with $219 million in 2002 due to stronger pricing. Lease customer revenue primarily represents rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations. In the U.S., lease customer revenue increased 2% to $175 million in 2003 compared with the prior year reflecting the impact of increased rental activity from full service lease customers. Rental statistics presented are for the U.S. fleet, which generates more than 80% of total commercial rental revenue. We expect commercial rental revenue to continue to improve in 2004 based on the modest increases in rental transactions experienced during the second half of 2003, improved pricing discipline and the impact of acquisitions.

      Other FMS revenue, which consists of trailer rentals, other maintenance and repairs services and ancillary revenue to support product lines, decreased 11% to $309 million in 2003 compared with 2002. Other revenue decreased due primarily to the non-renewal of a customer contract to provide ancillary fleet services which expired at the end of the first quarter of 2003. We expect unfavorable comparisons in other revenue to continue through the end of the first quarter of 2004 with prospects of modest improvement for the balance of the year.

      FMS NBT decreased 9% to $195 million in 2003 compared with 2002. The decrease was due primarily to higher pension expense of $48 million in 2003 as compared with 2002. NBT comparisons were also adversely impacted by lower lease revenue and the non-renewal of a contract to provide ancillary fleet services. The impact of these items was partially offset by higher commercial rental pricing, improved asset management performance resulting from lower vehicle counts and carrying costs, reduced operating expenses as a result of our cost management and process improvement actions and the impact of favorable exchange rate fluctuations.

2002 versus 2001

      FMS total revenue decreased 5% to $3.2 billion in 2002 compared with 2001. Revenue comparisons in 2002 were impacted by decreases in fuel services revenue. Fuel services revenue declined 11% to $583 million in 2002 compared with 2001, as a result of lower volume and pricing, particularly during the first half of 2002. Dry revenue (revenue excluding fuel) decreased 3% to $2.6 billion in 2002 compared with 2001 reflecting revenue declines in leasing and commercial rental revenue.

      Full service lease and programmed maintenance revenue decreased 3% to $1.8 billion in 2002 compared with 2001. The decrease was primarily due to the weak U.S. economy as well as decreases in variable billings, which are generally a function of total miles run by leased vehicles. All elements of our commercial rental revenue decreased in 2002 compared with 2001 reflecting slow economic conditions and a planned rental fleet reduction, which offset improved rental utilization and pricing. U.S. rental fleet utilization improved to 72% in 2002 compared with 69% in 2001. Our U.S. commercial rental fleet size declined 8% in 2002 as compared with 2001. In the U.S., pure rental revenue decreased 2% to $219 million in 2002 compared with 2001 due to the continued softness in the U.S. economy. In the U.S., lease customer revenue decreased 5% to $172 million in 2002 compared with the prior year. Other transportation services revenue decreased 6% in 2002 compared with 2001 as a result of the weak U.S. economy.

      FMS NBT increased 10% to $214 million in 2002 compared with 2001. The increase was due primarily to improved rental utilization, lower interest expense and operating expense reductions due to cost management and process improvement initiatives. NBT for 2002 also benefited from lower carrying costs on used vehicles held for sale (owned and leased) because of reduced vehicle counts and, to a lesser extent, improved pricing on tractor sales. Such improvements were partially offset by increased pension expense of $23 million in 2002 over 2001.

      Our fleet of owned and leased revenue earning equipment is summarized as follows (number of units rounded to the nearest hundred):

	December 31

Number of Units	2003	2002

By type:
Trucks	62,400	62,200
Tractors	48,900	48,800
Trailers	43,200	44,800
Other	5,700	5,600

Total	160,200	161,400

By business:
Full service lease	118,900	120,900
Commercial rental	38,500	37,600
Service and other vehicles	2,800	2,900

Total	160,200	161,400

Owned(1),(2)	150,200	125,500
Leased(1)	10,000	35,900

Total	160,200	161,400

Full year average(1),(2)	160,000	165,200

(1)	Effective July 1, 2003, 15,800 units converted from leased to owned status in connection with the consolidation of VIEs.

(2)	Effective December 31, 2003, 4,200 units were added to the fleet as part of an acquisition.

     The totals in each of the tables above include the following non-revenue earning equipment (number of units rounded to the nearest hundred):

	December 31

Number of Units	2003	2002

Not yet earning revenue (NYE)	1,000	1,100
No longer earning revenue (NLE):
Units held for sale	4,300	3,500
Other NLE units	2,800	3,500

Total(1)	8,100	8,100

(1)	Non-revenue earning equipment for FMS operations outside the U.S. totaled approximately 1,000 vehicles for all periods presented, which are not included above.

     NYE units represent new units on hand that are being prepared for deployment to lease customers or into our rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration units. NLE units represent units held for sale, as well as other units for which no revenue has been earned in the previous 30 days. These vehicles may be temporarily out of service, being prepared for sale or not rented due to lack of demand.

       Supply Chain Solutions

	Years ended December 31

	2003	2002		2001

	(In thousands)

U.S. operating revenue:
Automotive, aerospace and industrial	$420,066	439,788		422,380
High-tech and consumer industries	247,475	295,428		335,749
Other	14,665	14,350		15,459

U.S. operating revenue	682,206	749,566		773,588
International operating revenue	270,316	228,206		248,762

Total operating revenue(1)	952,522	977,772		1,022,350
Freight under management (FUM) expense	409,906	410,527		431,531

Total revenue	$1,362,428	1,388,299		1,453,881

Segment NBT	$41,254	(6,221)		(6,760)

Segment NBT as a % of total revenue	3.0%	(0.4%	)	(0.5%	)

Segment NBT as a % of operating revenue(1)	4.3%	(0.6%	)	(0.7%	)

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our SCS business segment and as a measure of sales activity. FUM expense is deducted from total revenue to arrive at our operating revenue computation as FUM expense is largely a pass through to customers. Ryder realizes minimal changes in profitability as a result of fluctuations in FUM expense.

       2003 versus 2002

      SCS total revenue in 2003 of $1.4 billion decreased 2% as compared with 2002. Operating revenue (which excludes FUM) decreased 3% in 2003 compared with 2002. U.S. operating revenue declined 9% in 2003 compared to 2002 as a result of reduced volume levels in some of our customer segments and the non-renewal of certain contracts. The revenue reductions in the U.S. were partially offset by increased volumes and expanded business in Canada, Latin America and Asia, as well as the favorable impact of exchange rates. International revenue comparisons were also favorably impacted by revenue from an inventory procurement contract which generated $21 million in revenue in 2003. In the first quarter of 2004, the terms of this contract were favorably renegotiated to eliminate inventory risk and will require net revenue reporting on a prospective basis. We expect unfavorable revenue comparisons to continue in light of the non-renewal of certain customer contracts, competitive market conditions and volume reductions in some industry sectors.

      The SCS business segment NBT improved to $41 million in 2003 compared with a deficit of $6 million in 2002. Despite lower operating revenue in 2003, SCS improved results were driven by numerous profit improvement actions taken in this business over the past eighteen months, which have reduced overhead costs and improved global operating performance. SCS NBT in 2002 was negatively impacted by facility lease termination charges of $3 million and also costs associated with profit margin improvement initiatives.

       2002 versus 2001

      SCS total revenue in 2002 decreased 5% to $1.4 billion compared with 2001. Operating revenue decreased 4% in 2002 compared with 2001. The declines in revenue for 2002 reflect volume reductions in the electronics, high-tech and telecommunications and consumer products operating units as a result of the slowdown in the U.S. economy in general and those sectors specifically. The revenue decline was also impacted by the non-renewal of certain customer contracts and the currency devaluation and economic downturn in Argentina. These revenue decreases were partially offset by new and expanded business in the automotive sector in our U.S. and European operations.

      SCS NBT improved 8% to a deficit of $6 million in 2002 from a deficit of $7 million in 2001. SCS NBT was negatively impacted by facility lease termination charges of $3 million recorded in 2002, reduced revenue and higher overhead spending. The increased overhead spending was due to increased costs associated with profit improvement initiatives and higher employee benefit costs. These decreases were partially offset by new and expanded profitable business in the automotive and electronics, high-tech and telecommunications operating units, improvement in SCS European operations and continued benefits from margin improvement initiatives, including the elimination of certain unprofitable business and the implementation of cost containment controls.

       Dedicated Contract Carriage

	Years ended December 31

	2003	2002	2001

	(In thousands)

Operating revenue(1)	$510,353	514,119	530,080
Freight under management (FUM) expense	4,378	3,842	4,882

Total revenue	$514,731	517,961	534,962

Segment NBT	$33,516	31,157	34,755

Segment NBT as a % of total revenue	6.5%	6.0%	6.5%

Segment NBT as a % of operating revenue(1)	6.6%	6.1%	6.6%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our DCC business segment and as a measure of sales activity. FUM expense is deducted from total revenue to arrive at our operating revenue computation as FUM expense is largely a pass through to customers. Ryder realizes minimal changes in profitability as a result of fluctuations in FUM expense.

       2003 versus 2002

      DCC total revenue in 2003 decreased 1% to $515 million compared with 2002. DCC operating revenue in 2003 decreased 1% to $510 million compared with 2002. Reduced volumes associated with customer contracts not renewed were partially offset by higher average fuel prices in 2003. NBT increased 8% to $34 million in 2003 compared with 2002. The increase in NBT for 2003 reflects decreased overhead spending and improved operating performance. These improvements were partially offset by the impact of customer contracts not renewed. Lower salaries and employee-related costs, sales and marketing costs and insurance costs contributed to the lower overhead spending.

       2002 versus 2001

      DCC total revenue in 2002 decreased 3% to $518 million compared with 2001. DCC operating revenue in 2002 decreased 3% to $514 million compared with 2001. The decrease in revenue was due primarily to the non-renewal of unprofitable business partially offset by new business in 2002. NBT decreased 10% to $31 million in 2002 compared with 2001. The decrease in NBT for 2002 reflects increased overhead spending partially offset by the non-renewal of unprofitable business and margin improvements in other operational areas.

       Central Support Services

      CSS expenses were as follows:

	Years ended December 31

	2003	2002	2001

	(In thousands)

Sales and marketing	$8,964	12,636	15,045
Human resources	18,000	21,151	21,911
Finance	55,180	58,498	55,411
Corporate services/public affairs	7,314	7,672	8,023
Information technology	78,084	89,092	111,240
Health and safety	8,199	9,192	9,046
Other	37,275	35,191	24,548

Total CSS	213,016	233,432	245,224
Allocation of CSS to business segments	(188,584)	(208,847)	(219,828)

Unallocated CSS	$24,432	24,585	25,396

       2003 versus 2002

      CSS decreased 9% to $213 million in 2003 compared with 2002. The decrease in total CSS expense was due to cost reductions across substantially all functional areas as a result of our continued cost management and process improvement actions, most notably in information technology (IT). Technology costs were lower in 2003 as a result of reduced pricing on purchased IT services and the impact of in-sourcing certain IT services during the first quarter of 2002. We have achieved reductions in CSS costs year-over-year for twelve consecutive quarters as a result of our continued focus on cost management controls. This focus not only improves Ryder’s profitability but also helps improve our competitiveness in the market place. We expect continued reductions in CSS spending levels to continue over the near term.

       2002 versus 2001

      CSS decreased 5% to $233 million in 2002 compared with 2001. The decrease in total CSS expense was due primarily to reductions in several elements of CSS expense as a result of our continued cost management actions. Most notably, technology costs were reduced in 2002 resulting from the in-sourcing of certain IT services combined with decreased development and support costs as a result of the cancellation of an FMS IT project in 2001. These cost reductions were partially offset by higher incentive compensation due to improved overall performance.

FINANCIAL RESOURCES AND LIQUIDITY

       Cash Flows

      The following is a summary of our cash flows from operating, financing and investing activities:

	Years ended December 31

	2003	2002	2001

	(In thousands)

Net cash provided by (used in):
Operating activities	$802,855	632,787	308,702
Financing activities	(232,796)	(269,508)	(319,699)
Investing activities	(533,669)	(376,908)	6,893

Net cash flows from operations	$36,390	(13,629)	(4,104)

      A detail of the individual items contributing to the cash flow changes is included in the Consolidated Statements of Cash Flows.

      Cash provided by operating activities increased to $803 million in 2003 compared with 2002 due to changes in the aggregate balance of trade receivables sold, improved operating performance and reduced working capital needs. This increase was partially offset by cash contributions totaling $68 million to our defined benefit pension plans. The reduced working capital needs related primarily to an increase in accounts payable and lower cash payments for accrued expenses (equipment rental obligations). As a result of adopting FIN 46 effective July 1, 2003, 15,800 vehicles were converted from leased to owned status and produced approximately $40 million of depreciation expense add-backs to cash provided by operating activities. The increase in cash from operating activities to $633 million in 2002 compared with 2001 was attributable to a reduction in overall working capital needs, changes in the aggregate balance of trade receivables sold and improved operating performance. The lower working capital needs in 2002 related primarily to lower levels of business activity as reflected in decreased revenue compared with 2001.

      During 2003, cash of $233 million was used in financing activities, primarily to reduce debt. Cash used in financing activities decreased in 2003 compared to 2002 due to lower debt payments and increased proceeds from stock option exercises. Debt levels in 2003 compared with 2002 were also impacted by the conversion of off-balance sheet obligations to debt attributed to VIEs consolidated effective July 1, 2003. Principal payments on consolidated VIE debt totaled $119 million in 2003. The decrease in cash used in financing activities to $270 million in 2002 compared with the prior year reflects increased proceeds from stock option exercises and lower debt repayments.

      Cash used in investing activities grew to $534 million in 2003 compared with 2002. The increase in cash used in investing activities was due to higher capital spending, primarily to refresh our commercial rental fleet. Additionally, 2003 investing activities reflect payments of $97 million associated with two FMS acquisitions closed during the year. The increase in cash used in investing activities to $377 million in 2002 as compared with 2001 reflects proceeds of $411 million from a vehicle securitization in 2001 partially offset with a reduction of capital expenditures in 2002.

      We manage our business to maximize operating cash flows and proceeds from the sale of revenue earning equipment as the principal sources of liquidity. We refer to the net amount of cash generated from operating activities (excluding changes in the aggregate balance of trade receivables sold), collections on direct finance leases, proceeds from sale of assets, capital expenditures and acquisitions as “free cash flow.” Although free cash flow is a non-GAAP financial measure, we consider it to be an important measure of comparative operating performance. We believe free cash flow provides investors with an important perspective on the cash available for debt service and for shareholders after making capital investments required to support ongoing business operations. Our calculation of free cash flow may be different from the calculation used by other companies and therefore comparability may be limited.

      The following table shows the sources of our free cash flow computation:

	Years ended December 31

	2003	2002	2001

	(In thousands)

Net cash provided by operating activities	$802,855	632,787	308,702
Changes in the aggregate balance of trade receivables sold	—	110,000	235,000
Collections on direct finance leases	61,368	66,489	66,204
Sales of property and revenue earning equipment	222,888	152,685	175,134
Purchases of property and revenue earning equipment	(725,130)	(600,301)	(656,597)
Acquisitions	(96,518)	—	—
Other, net	3,723	4,219	(2,700)

Free cash flow	$269,186	365,879	125,743

      The decrease in free cash flow to $269 million in 2003 compared with 2002 was due to higher capital spending levels which was partially offset by higher sales proceeds. The increase in capital spending levels and sales proceeds reflects the impact of higher vehicle replacements to refresh an aging FMS commercial rental fleet and payments associated with two FMS acquisitions completed during the year. The increase in free cash flow to $366 million in 2002 compared with 2001 was primarily attributable to a reduction in overall working capital needs and improved operating performance. The decrease in working capital was attributable in part to lower levels of business activity in 2002 as compared with 2001. We expect free cash flow levels to decline in 2004 as a result of the increased capital spending requirements discussed below.

      Our FMS operations are capital intensive, characterized by significant investments primarily in vehicles (revenue earning equipment). Operating property and equipment expenditures primarily relate to FMS and SCS spending on items such as vehicle maintenance facilities and equipment, computer and telecommunications equipment, warehouse facilities and equipment. The following is a summary of capital expenditures:

	Years ended December 31

	2003	2002	2001

	(In thousands)

Revenue earning equipment:(1)
Full service lease	$459,239	536,151	448,760
Commercial rental	219,880	20,177	130,560

	679,119	556,328	579,320
Operating property and equipment	46,011	43,973	77,277

Total	$725,130	600,301	656,597

(1)	Capital expenditures exclude non-cash additions of $67 million for both 2003 and 2002 in assets held under capital leases, resulting from the extension of existing operating leases and other additions.

     The increase in capital expenditures to $725 million in 2003 compared with 2002 was due to planned higher levels of vehicle replacements, primarily for the commercial rental fleet. The decrease in capital expenditures to $600 million in 2002 compared with 2001 was due primarily to reduced U.S. leasing demand, improved controls over capital expenditures and a reduction in the volume of early replacements of full service leases. Capital expenditure levels have been relatively low each of the last three years as we have focused efforts on extending leases with existing customers, redeploying surplus assets and right-sizing our fleet. As a result of our fleet age and anticipated higher levels of new sales activity, total capital expenditures are anticipated to increase to approximately $1.2 billion in 2004, including vehicle replacements of approximately $900 million and vehicle spending for anticipated incremental growth of approximately $155 million. We expect to fund 2004 capital expenditures with both internally generated funds and additional financing.

      During 2003, Ryder completed two acquisitions related to the FMS segment. Total consideration paid for these acquisitions was $97 million in 2003. Approximately $11 million is due to the sellers at December 31, 2003 and will be paid, subject to holdback provisions, in 2004 and 2005. No acquisitions were completed in 2002 or 2001. Currently, we are in the process of negotiating the acquisition of a fleet of approximately 6,800 vehicles which is expected to be closed by the end of the first quarter of 2004. We will continue to evaluate selective acquisition opportunities in our FMS, SCS and DCC business segments in 2004.

       Financing and Other Funding Transactions

      We utilize external capital to support growth in our asset-based product lines. The variety of financing alternatives available to fund our capital needs include long-term and medium-term public and private debt, asset-backed securities, bank term loans, leasing arrangements, bank credit facilities, commercial paper and a sale of receivables program.

      Debt totaled $1.8 billion at the end of 2003 compared with $1.6 billion at the end of 2002. The increase in debt in 2003 reflects the impact of consolidating debt attributed to VIEs, which was previously reflected as off-balance sheet obligations and funding requirements to finance the acquisitions completed during the fourth quarter. VIE-related debt at December 31, 2003 totaled $295 million. In 2003, we issued $80 million of medium-term notes and retired $76 million of medium-term notes. Our outstanding U.S. commercial paper borrowings used to manage our daily cash position decreased to $115 million at December 31, 2003 compared with $118 million at December 31, 2002. During 2003, we added capital lease obligations of $67 million primarily in connection with the extension of existing operating leases of revenue earning equipment. Ryder’s foreign debt was $205 million at December 31, 2003, a decrease of approximately $33 million from December 31, 2002. The percentage of variable rate financing obligations (including notional value of swap agreements) was 32% at December 31, 2003, compared with 37% at December 31, 2002. We generally target a variable rate exposure of 25% to 45% of total obligations.

      Total debt was $1.6 billion at December 31, 2002, a decrease of 9% from December 31, 2001. In 2002, we issued $150 million of medium-term notes and retired $166 million of medium-term notes. U.S. commercial paper outstanding at December 31, 2002 decreased to $118 million, compared with $210 million at December 31, 2001. During 2002, we added capital lease obligations of $67 million primarily in connection with the extension of existing operating leases of revenue earning equipment. Ryder’s foreign debt was $238 million at December 31, 2002, a decrease of approximately $104 million from December 31, 2001.

      Our debt to equity and related ratios were as follows:

	December 31,		December 31,
	2003	% to Equity	2002	% to Equity

	(Dollars in thousands)

On-balance sheet debt	$1,815,900	135%	$1,551,468	140%
PV of minimum lease payments and guaranteed residual values under operating leases for vehicles(1),(2)	153,222		370,437
PV of contingent rentals under securitizations(2),(3)	—		310,955

Total obligations	$1,969,122	146%	$2,232,860	201%

(1)	Discounted at the interest rate implicit in the lease.

(2)	Present value does not reflect early termination penalties, which Ryder would be subject to if it terminated the related leases prior to the scheduled expiration dates.

(3)	Discounted at the average interest rate paid to investors in the securitization trusts. Assumes customers make all lease payments on securitized vehicles when contractually due.

     Effective July 1, 2003, Ryder consolidated three VIEs in connection with the adoption of FIN 46. As a result, Ryder’s leverage ratios as of December 31, 2003 have changed to reflect the impact of debt attributed to the VIEs totaling $295 million that would have previously been disclosed as off-balance sheet debt (See “Off-Balance Sheet Arrangements” discussion for additional information on these transactions). Although total obligations is a non-GAAP financial measure, we believe that total obligations is useful as it is a more complete measure of our existing financial obligations and helps better assess Ryder’s overall leverage position.

      Debt to equity consists of on-balance sheet debt for the period divided by total equity. Total obligations to equity represents debt plus the following off-balance sheet funding, all divided by total equity: (1) receivables sold, and (2) the present value of minimum lease payments and guaranteed residual values under operating leases for vehicles, discounted at the interest rate implicit in the lease. Prior to July 1, 2003, total obligations to equity consisted of total obligations, described above, plus the present value of contingent rentals under securitizations (assuming customers make all lease payments on securitized vehicles when contractually due), discounted at the average interest rate paid to investors in the trust, all divided by total equity.

      The decrease in total obligations to equity ratio in 2003 was driven by reduced funding needs as a result of strong free cash flow levels. Leverage ratios in 2003 were also impacted by the reduction of accumulated other comprehensive loss as well as common stock issuances. These items increased net shareholders’ equity by approximately $140 million in 2003. Despite the expected increase in capital expenditures in 2004, we anticipate these ratios to remain flat as a result of planned operating performance improvements.

      Ryder participates in an agreement, as amended from time to time, to sell with limited recourse, trade receivables on a revolving and uncommitted basis. This agreement expires in July 2004. In June 2002, we reduced the amount available for sale under our trade receivable facility from $375 million to $275 million as a result of a reduction in overall working capital needs. Ryder sells receivables in order to fund operations, particularly when the cost of such sales is cost effective compared with other means of funding, notably, commercial paper. Ryder is responsible for servicing receivables sold, but has no retained interests. At December 31, 2003 and 2002, there were no receivables outstanding under the program. Losses on receivable sales and related costs associated with this program were $0.5 million in 2003, $2 million in 2002 and $9 million in 2001 and are included in miscellaneous income, net. Estimates of losses under the recourse provision are included in accrued liabilities. Since no receivables were sold at the end of 2003 or 2002, no amount of available recourse or recognized recourse obligation existed as of December 31, 2003 and 2002.

      Our ability to access unsecured debt in the capital markets is linked to both our short and long-term debt ratings. These ratings are intended to provide guidance to investors in determining the credit risk associated with particular Ryder securities based on current information obtained by the rating agencies from us or from other sources that such agencies consider to be reliable. Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets. A downgrade of Ryder’s debt rating below investment grade level would limit our ability to issue commercial paper and would result in no longer having the ability to sell trade receivables under the agreement described above. As a result, we would have to rely on other established funding sources described below.

      Our debt ratings as of December 31, 2003 were as follows:

	Short-term	Long-term	Outlook

Moody’s Investors Service	P2	Baa1	Negative (December 2001)
Standard & Poor’s Ratings Services	A2	BBB	Positive (July 2003)
Fitch Ratings	F2	BBB+	Stable

      On January 21, 2004, Fitch Ratings affirmed Ryder’s ratings and revised our rating outlook to Positive from Stable.

      We have established an $860 million global revolving credit facility. The facility is composed of a $300 million tranche, which matures in May 2004 and is renewable annually, and a $560 million tranche, which matures in May 2006. The primary purposes of the credit facility are to finance working capital and provide support for the issuance of commercial paper. At Ryder’s option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s annual facility fee ranges from 12.5 to 15.0 basis points applied to the total facility of $860 million based on Ryder’s current credit ratings. At December 31, 2003, $701 million was available under this global credit facility. Of this amount, $300 million was available at a maturity of less than one year. Foreign borrowings of $44 million were outstanding under the facility at December 31, 2003. In order to maintain availability of funding, the global revolving credit facility requires Ryder to maintain a ratio of debt to consolidated tangible net worth, as defined, of less than or equal to 300%. The ratio at December 31, 2003 was 120%.

      During 2003, Ryder filed a universal shelf registration statement with the Securities and Exchange Commission to issue up to $800 million of securities, including $107 million of available securities that were carried forward from an existing shelf registration statement. In October 2003, the universal shelf registration statement became effective and Ryder established an $800 million program for the issuance of debt securities. Proceeds from debt issuances under the universal shelf registration statement are expected to be used for capital expenditures, acquisitions, debt refinancings and general corporate purposes.

      As of December 31, 2003 Ryder had the following amounts available to fund operations under the aforementioned facilities:

	(In millions)
Global revolving credit facility	$701	($300 limited to less than one year)
Shelf registration statement	800
Trade receivables facility	275	(uncommitted basis)

      We believe such facilities, along with other funding sources, will be sufficient to fund operations in 2004.

       Off-balance Sheet Arrangements

      We periodically enter into sale and leaseback agreements in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors (e.g. regional banks, pension plans, insurance companies, etc.) and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions that are not deemed to be VIEs. In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense.

      We did not enter into any sale-leaseback or securitization transactions during the years ended December 31, 2003 and 2002. Proceeds from a sale-leaseback transaction were $411 million in 2001. The sale-leaseback transaction in 2001 was a vehicle securitization transaction in which Ryder sold a beneficial interest in certain vehicles subject to leases to a separately rated vehicle lease trust and subsequently entered into a lease with the trust. The activities of the trust and related debt were originally afforded off-balance sheet treatment under existing accounting rules. This trust was consolidated effective July 1, 2003 with the adoption of FIN 46.

      The following table summarizes our undiscounted on and off-balance sheet contractual cash obligations at December 31, 2003:

	2004	2005-2006	2007-2008	Thereafter	Total

			(In thousands)

Debt	$323,456	700,325	374,598	338,384	1,736,763
Capital leases	42,955	36,182	—	—	79,137

Total debt	366,411	736,507	374,598	338,384	1,815,900

Operating leases(1)	137,698	149,602	63,118	43,069	393,487
Purchase obligations(2)	209,597	71,528	58,420	40,014	379,559

Total contractual cash obligations	347,295	221,130	121,538	83,083	773,046

Other long-term liabilities (3),(4)	—	90,671	41,037	48,373	180,081

Total	$713,706	1,048,308	537,173	469,840	2,769,027

(1)	Represent future lease payments associated with vehicles, equipment and properties under operating leases. Amounts are based upon the assumption that the leased asset will remain on lease for the length of time specified by the respective lease agreements. No effect has been given to renewals, cancellations, contingent rentals or future rate changes.

(2)	The majority of our purchase obligations are pay-as-you-go transactions made in the ordinary course of business. Purchase obligations include agreements to purchase goods or services that are legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Significant items included in the above table reflect purchase obligations related to information technology services and vehicles. Purchase orders made in the ordinary course of business are excluded from the above table. Any amounts for which we are liable under purchase orders are reflected in our consolidated balance sheet as accounts payable and accrued liabilities.

(3)	Represent other long-term liability amounts reflected in our consolidated balance sheets that have known payment streams. Significant items included in the above table reflect worker’s compensation obligations, bodily injury and physical damage obligations, derivative contracts, deferred compensation obligations and legal contractual obligations.

(4)	The amounts exclude our minimum funding requirements as set forth by ERISA and international regulatory bodies, which are $20 million in 2004. Our minimum funding requirements after 2004 are dependent on several factors. However, we estimate that the present value of required contributions over the next 5 years total $85 million for the U.S. plan and $150 million globally (assuming expected long-term rate of return realized and other assumptions remain unchanged). We also have payments due under our other post-retirement benefit (OPEB) plans. These plans are not required to be funded in advance, but are pay-as-you-go. See further discussion in Note 19 — “Employee Benefit Plans” in Notes to Consolidated Financial Statements.

       Guarantees

      In the ordinary course of business, Ryder provides certain guarantees or indemnifications to third parties as part of certain lease, financing and sales agreements. Certain guarantees and indemnifications, whereby Ryder may be contingently required to make a payment to a third-party, are required to be disclosed even if the likelihood of payment is considered remote. As of December 31, 2003, our maximum exposure under these guarantees was $48 million of which $7 million was recognized as a liability. See Note 15 — “Guarantees” in Notes to Consolidated Financial Statements for additional information.

       Pension Information

      As of December 31, 2003, we have an accumulated net pension equity charge of $187 million (after-tax) in connection with the accrual of an additional minimum pension liability. This equity charge was reduced $41 million from the $229 million (after-tax) charge at December 31, 2002, reflecting the appreciation in value of pension plan assets during the year. Total asset returns for our U.S. qualified pension plan (our primary plan) were 24% in 2003.

      The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. While we are not legally required to make a contribution to fund our U.S. pension plan until September 2005, we review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans.

During 2003, we elected to make a $50 million voluntary contribution to fund our U.S. qualified plan. For 2003, including our international plans, pension contributions totaled $68 million. After considering the 2003 contributions, the projected present value of estimated contributions for all of our plans that would be required over the next 5 years totals approximately $150 million. Changes in interest rates and the market value of the securities held by the plans during 2004 could materially change, positively or negatively, the underfunded status of the plans and affect the level of pension expense and required contributions in 2005 and beyond.

       Share Repurchases

      In September 2003, Ryder’s Board of Directors authorized a two-year share repurchase program intended to mitigate, in part, the dilutive impact of shares issued under our various employee stock option and employee stock purchase plans. Under the program, shares of common stock will be purchased in a dollar amount not to exceed the proceeds generated from the issuance of common stock to employees since January 1, 2003. As of December 31, 2003, the proceeds generated were $47 million. The program, which extends through September 30, 2005, limits aggregate share repurchases to no more than $90 million. Share repurchases are made periodically in open-market transactions using working capital, and are subject to market conditions, legal requirements and other factors. In 2003, we purchased 117,500 shares under the program totaling $3.5 million.

       Market Risk

      In the normal course of business, Ryder is exposed to fluctuations in interest rates, foreign exchange rates and fuel prices. We manage these exposures in several ways, including, in certain circumstances, the use of a variety of derivative financial instruments when deemed prudent. We do not enter into leveraged derivative financial transactions or use derivative financial instruments for trading purposes.

      Exposure to market risk for changes in interest rates relates primarily to debt obligations. Our interest rate risk management program objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in the total debt portfolio. From time to time, we also use interest rate swap and cap agreements to manage our fixed rate and variable rate exposure and to better match the repricing of debt instruments to that of our portfolio of assets. See Note 14 — “Financial Instruments and Risk Management” in Notes to Consolidated Financial Statements for further discussion on outstanding interest rate swap and cap agreements at December 31, 2003.

      At December 31, 2003, we had $1.1 billion of fixed rate debt (excluding capital leases) with a weighted-average interest rate of 6.6% and a fair value of $1.2 billion, including the effects of interest rate swaps. A hypothetical 10% decrease or increase in the December 31, 2003 market interest rates would impact the fair value of our fixed rate debt by approximately $48 million. At December 31, 2002, we had $878 million of fixed rate debt (excluding capital leases) with a weighted-average interest rate of 6.7% and a fair value of $964 million, including the effects of interest rate swaps. A hypothetical 10% decrease or increase in the December 31, 2002 market interest rates would impact the fair value of our fixed rate debt by approximately $18 million. We estimate the fair value of derivatives based on dealer quotations.

      At December 31, 2003, we had $588 million of variable rate debt, including the effects of interest rate swaps, which effectively changed $322 million of fixed rate debt instruments with a weighted-average interest rate of 6.7% to LIBOR-based floating rate debt at a current weighted-average interest rate of 3.0%. Changes in the fair value of the interest rate swaps are offset by changes in the fair value of the debt instruments and no net gain or loss is recognized in earnings. The fair value of our interest rate swap agreements at December 31, 2003 totaled $14 million. As of December 31, 2002, we had $603 million of variable rate debt, including the effects of interest rate swaps, which effectively changed $322 million of fixed rate debt instruments with a weighted-average interest rate of 6.7% to LIBOR-based floating rate debt at a current weighted-average interest rate of 3.0%. The fair value of the interest rate swap agreements at December 31, 2002 totaled $24 million. We estimate a hypothetical 10% increase in market interest rates would have impacted pre-tax income by approximately $2 million in both 2003 and 2002.

      Exposure to market risk for changes in foreign exchange rates relates primarily to foreign operations’ buying, selling and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. We manage our exposure to foreign exchange rate risk related to our foreign operations’ buying, selling and financing in currencies other than local currencies by naturally offsetting assets and liabilities not denominated in local currencies. We also use foreign currency option contracts and forward agreements from time to time to hedge foreign currency transactional exposure.

      We do not generally hedge the translation exposure related to our net investment in foreign subsidiaries, since we generally have no near term intent to repatriate funds from such subsidiaries. Based on the overall level of transactions denominated in other than local currencies, the lack of transactions between Ryder and foreign subsidiaries and the level of net investment in foreign subsidiaries, the exposure to market risk for changes in foreign exchange rates is not considered material. At December 31, 2003, we had a $78 million cross-currency swap outstanding used to hedge our investment in a foreign subsidiary.

      Exposure to market risk for fluctuations in fuel prices relates to a small portion of our service contracts for which the cost of fuel is integral to service delivery and the service contract does not have a mechanism to adjust for increases in fuel prices. As of December 31, 2003, we had various fuel purchase arrangements in place to ensure delivery of fuel at market rates in the event of fuel shortages. We are exposed to fluctuations in fuel prices in these arrangements since none of our current fuel purchase arrangements fix the price of fuel to be purchased. Increases and decreases in the price of fuel are generally passed on to our customers and have only a minor effect on profitability. We believe the exposure to fuel price fluctuations would not materially impact Ryder’s results of operations, cash flows or financial position.

ENVIRONMENTAL MATTERS

      Our operations involve storing and dispensing petroleum products, primarily diesel fuel, regulated under environmental protection laws. These laws require us to eliminate or mitigate the effect of such substances on the environment. In response to these requirements, we continually upgrade our operating facilities and implement various programs to prevent, detect and minimize contamination.

      Capital expenditures related to these programs totaled approximately $1 million, $1 million and $2 million in 2003, 2002 and 2001, respectively. We incurred environmental expenses of $12 million, $10 million and $7 million in 2003, 2002 and 2001, respectively, which included remediation costs as well as normal recurring expenses, such as licensing, testing and waste disposal fees. Based on current circumstances and the present standards imposed by government regulations, environmental expenses should not increase materially from 2003 levels in the near term.

      The ultimate cost of our environmental liabilities cannot presently be projected with certainty due to the presence of several unknown factors, primarily the level of contamination, the effectiveness of selected remediation methods, the stage of management’s investigation at individual sites and the recoverability of such costs from third parties. Based upon information presently available, we believe that the ultimate disposition of these matters, although potentially material to the results of operations in any single year, will not have a material adverse effect on Ryder’s financial condition or liquidity. See Note 20 — “Environmental Matters” in Notes to Consolidated Financial Statements for further discussion.

CRITICAL ACCOUNTING ESTIMATES

      The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions. Our significant accounting policies are described in the Notes to Consolidated Financial Statements. Certain of these policies require the application of subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

These estimates and assumptions are based on historical experience, changes in the business environment and other factors that we believe to be reasonable under the circumstances. Different estimates that could have been applied in the current period or changes in the accounting estimates that are reasonably likely, can result in a material impact on Ryder’s financial condition and operating results in the current and future periods. We periodically review the development, selection and disclosure of these critical accounting estimates with the Ryder’s Audit Committee.

      The following discussion, which should be read in conjunction with the descriptions in the Notes to Consolidated Financial Statements, is furnished for additional insight into certain accounting estimates that we consider to be critical.

      Depreciation and Residual Value Guarantees: We periodically review and adjust the residual values and useful lives of revenue earning equipment of our FMS business segment as described in Note 1 — “Summary of Significant Accounting Policies — Revenue Earning Equipment, Operating Property and Equipment and Depreciation” and “Residual Value Guarantees” in the Notes to Consolidated Financial Statements. Reductions in residual values — the price at which we ultimately expect to dispose of revenue earning equipment — or useful lives will result in an increase in depreciation expense over the life of the equipment. We review residual values and useful lives of revenue earning equipment on an annual basis or more often if deemed necessary for specific groups of our revenue earning equipment. Reviews are performed based on vehicle class, generally subcategories of trucks, tractors and trailers by weight and usage. We consider factors such as current and expected future market price trends on used vehicles, expected life of vehicles included in the fleet and extent of alternative uses for leased vehicles (e.g., rental fleet, SCS and DCC applications). In our estimates, we also make certain assumptions in establishing residual values with respect to future market price trends and the expected recovery of the existing weak used truck market. As a result, future depreciation expense rates are subject to change based upon changes in these factors. Based on the mix of revenue earning equipment at December 31, 2003, a 10% decrease in expected vehicle residual values would increase depreciation expense in 2004 by approximately $77 million.

      Ryder also leases vehicles under operating lease agreements. Certain of these agreements contain limited guarantees for a portion of the residual values of the vehicles. Results of the reviews described above for owned vehicles are also applied to vehicles under operating lease. The amount of residual value guarantees expected to be paid is recognized as rent expense over the expected remaining term of the lease. At December 31, 2003, total liabilities for residual value guarantees of $11 million were included in accrued expenses (for those payable in less than one year) and in other non-current liabilities. While we believe that the amounts are adequate, changes to management’s estimates of residual value guarantees may occur due to changes in the market for used vehicles, the condition of the vehicles at the end of the lease and inherent limitations in the estimation process. Based on the existing mix of vehicles under operating lease agreements at December 31, 2003, a 10% decrease in expected vehicle residual values would increase rent expense in 2004 by approximately $1 million.

      Pension Plans: We apply actuarial methods to determine the annual net periodic pension expense and pension plan liabilities on an annual basis. Each December, we review actual experience compared with the more significant assumptions used and make adjustments to our assumptions, if warranted. In determining our annual estimate of periodic pension cost, we are required to make an evaluation of critical factors such as discount rate, expected long-term rate of return and expected increase in compensation levels. Discount rates are based upon a duration analysis of expected benefit payments and the equivalent average yield for high quality corporate fixed income investments. Long-term rate of return assumptions are based on actuarial review of our asset allocation strategy and long-term expected asset returns. The rate of increase in compensation levels is reviewed with the actuaries based upon actual experience.

      Accounting guidance applicable to pension plans does not require immediate recognition of the effects of a deviation between actual and assumed experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted. Although this netting occurs outside the basic financial statements, disclosure of the net amount is presented as an unrecognized gain or loss in the Notes to Consolidated Financial Statements. We currently have an unrecognized loss of $369 million, of which a portion will be amortized into earnings in 2004. The effect on years beyond 2004 will depend substantially upon the actual experience of our plans.

      Disclosure of the significant assumptions used in arriving at the 2003 pension expense is presented in Note 19 — “Employee Benefit Plans” in the Notes to Consolidated Financial Statements. A sensitivity analysis of projected 2004 pension expense to changes in key underlying assumptions for our primary plan, the U.S. pension plan, is presented below.

			Impact on 2004
	Assumed		Pension
	Rate	Change	Expense

Discount rate	6.50%	+/- 0.25%	-/+ $	4 million
Expected long-term rate of return on assets	8.50%	+/- 0.25%	-/+ $	2 million
Rate of increase in compensation levels	5.00%	+/- 0.50%	+/- $	1 million

      Self-Insurance Reserves: We use a variety of statistical and actuarial methods that are widely used and accepted in the insurance industry to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as frequency and severity of claims, claim development and payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. On an annual basis, third-party actuaries perform a separate analysis of our self-insurance reserves for reasonableness. Our estimates may be impacted by such factors as increases in the market price for medical services, unpredictability of the size of jury awards and limitations inherent in the estimation process. While we believe that self-insurance reserves are adequate, there can be no assurance that changes to our estimates may not occur. Based on self-insurance reserves at December 31, 2003, a 5% adverse change in actuarial claim loss estimates would increase operating expense in 2004 by approximately $12 million.

     Goodwill Impairment: We assess goodwill for impairment, as described in Note 1 – “Summary of Significant Accounting Policies – Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements, at the beginning of the second fiscal quarter or sooner if events or changes in circumstances indicate an impairment may exist. Goodwill is reviewed for impairment at a reporting unit level. A reporting unit is a component of an operating segment for which discrete financial information is available and management regularly reviews its operating performance. To determine whether goodwill impairment indicators exist, we are required to assess the fair value of a reporting unit compared to its carrying value. Our valuation of fair value for each reporting unit is determined based on a discounted future cash flow model. Estimates of future cash flows are dependent on our knowledge and experience about past and current events and assumptions about conditions we expect to exist. These assumptions are based on a number of factors including future operating performance, economic conditions and actions we expect to take. In addition to these factors, our SCS reporting units are dependent on several key customers or industry sectors.

     In late 2003, a key customer contract of our SCS-U.K. reporting unit was not renewed which caused us to assess whether this event resulted in an impairment indicator. Goodwill associated with the SCS-U.K. reporting unit totaled $13 million. In light of the profitability of the customer account relative to the entire reporting unit, we did not consider it more likely than not that this event would result in a reduction of our SCS-U.K. reporting unit fair value below its carrying amount. There can be no assurance that a further deterioration in the economic conditions, customer relationships or adverse changes to expectations of future performance of our SCS-U.K. reporting unit or any other of our reporting units will not result in a goodwill impairment loss. At December 31, 2003, goodwill totaled $156 million and represented 3% of our total assets.

      Income Taxes: Ryder’s overall tax position is complex and requires careful analysis by management to estimate the expected realization of income tax assets and liabilities.

      We record a valuation allowance for deferred income tax assets to reduce such assets to amounts expected to be realized. At December 31, 2003, the deferred tax valuation allowance principally attributed to foreign tax loss carryforwards in the SCS business segment was $10 million. In determining the required level of valuation allowance, we consider whether it is more likely than not that all or some portion of deferred tax assets will not be realized. This assessment is based on management’s expectations as to whether sufficient taxable income of an appropriate character will be realized within tax carryback and carryforward periods. Our assessment involves estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates.

Should we change our estimate of the amount of deferred tax assets that we would be able to realize, an adjustment to the valuation allowance would result in an increase or decrease to provision for income taxes in the period such a change in estimate was made.

      We are subject to audit in numerous jurisdictions in the U.S. and around the world. Tax audits by their very nature are often complex and can require several years to complete. As part of our calculation of the provision for income taxes on earnings, we record the amount we expect to incur as a result of audits. Such accruals require management to make estimates and judgments with respect to the ultimate outcome of a tax audit. Actual results could vary materially from these estimates.

NON-GAAP FINANCIAL MEASURES

      This Annual Report includes “non-GAAP financial measures” as defined by SEC rules. As required by SEC rules, we provide a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure and an explanation why management believes that presentation of the non-GAAP financial measure provides useful information to investors. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP.

FORWARD-LOOKING STATEMENTS

      This Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may” and similar expressions identify forward-looking statements.

      Important factors that could cause such differences include, among others: general economic conditions in the U.S. and worldwide; the market for used equipment; the highly competitive environment applicable to our operations (including competition in supply chain solutions from other logistics companies as well as from air cargo, shippers, railroads and motor carriers and competition in full service leasing and commercial rental from companies providing similar services as well as truck and trailer manufacturers that provide leasing, extended warranty maintenance, rental and other transportation services); greater than expected expenses associated with Ryder’s activities (including increased cost of fuel, freight and transportation) or personnel needs; availability of equipment; adverse changes in debt ratings; changes in accounting assumptions; Ryder’s ability to create operating synergies in connection with its recent FMS acquisitions; changes in customers’ business environments (or the loss of a significant customer) or changes in government regulations.

      The risks included here are not exhaustive. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required by ITEM 7A is included in ITEM 7 (pages 39 through 40) of PART II of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

      All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS’ REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF

RYDER SYSTEM, INC.:

      We have audited the consolidated financial statements of Ryder System, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule listed in the accompanying index. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ryder System, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in the notes to the consolidated financial statements, the Company changed its method of accounting for variable interest entities and its method of accounting for asset retirement obligations in 2003 and its method of accounting for goodwill and other intangible assets in 2002.

/s/ KPMG LLP

Miami, Florida

February 4, 2004

Ryder System, Inc. and Subsidiaries

Consolidated Statements of Earnings

	Years ended December 31

	2003	2002	2001

	(In thousands, except per share amounts)

Revenue	$4,802,294	4,776,265	5,006,123

Operating expense	2,039,156	1,949,384	2,132,500
Salaries and employee-related costs	1,242,930	1,268,704	1,212,184
Freight under management expense	414,284	414,369	436,413
Depreciation expense	624,580	552,491	545,485
Gains on vehicle sales, net	(15,780)	(14,223)	(11,968)
Equipment rental	200,868	343,531	427,024
Interest expense	96,169	91,718	118,549
Miscellaneous income, net	(12,158)	(9,808)	(1,334)
Restructuring and other (recoveries) charges, net	(230)	4,216	116,564

	4,589,819	4,600,382	4,975,417

Earnings before income taxes and cumulative effect of changes in accounting principles	212,475	175,883	30,706
Provision for income taxes	76,916	63,318	12,028

Earnings before cumulative effect of changes in accounting principles	135,559	112,565	18,678
Cumulative effect of changes in accounting principles	(4,123)	(18,899)	—

Net earnings	$131,436	93,666	18,678

Earnings per common share — Basic:
Earnings before cumulative effect of changes in accounting principles	$2.15	1.83	0.31
Cumulative effect of changes in accounting principles	(0.06)	(0.31)	—

Net earnings	$2.09	1.52	0.31

Earnings per common share — Diluted:
Earnings before cumulative effect of changes in accounting principles	$2.12	1.80	0.31
Cumulative effect of changes in accounting principles	(0.06)	(0.30)	—

Net earnings	$2.06	1.50	0.31

See accompanying notes to consolidated financial statements.

Ryder System, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31

	2003	2002

	(In thousands, except share
	amounts)

Assets:
Current assets:
Cash and cash equivalents	$140,627	104,237
Receivables, net	640,769	640,309
Inventories	54,806	59,104
Tires in service	160,020	131,569
Prepaid expenses and other current assets	110,878	88,952

Total current assets	1,107,100	1,024,171
Revenue earning equipment, net	3,046,040	2,497,614
Operating property and equipment, net	506,898	530,877
Direct financing leases and other assets	440,971	541,008
Goodwill and other intangible assets	177,594	173,312

Total assets	$5,278,603	4,766,982

Liabilities and shareholders’ equity:
Current liabilities:
Current portion of long-term debt	$366,411	162,369
Accounts payable	299,725	277,001
Accrued expenses	407,941	422,706

Total current liabilities	1,074,077	862,076
Long-term debt	1,449,489	1,389,099
Other non-current liabilities	516,953	587,585
Deferred income taxes	893,699	820,007

Total liabilities	3,934,218	3,658,767

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding December 31, 2003 or 2002	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, 2003 — 64,487,486; 2002 — 62,440,937	626,087	575,503
Retained earnings	897,841	806,761
Deferred compensation	(2,887)	(3,423)
Accumulated other comprehensive loss	(176,656)	(270,626)

Total shareholders’ equity	1,344,385	1,108,215

Total liabilities and shareholders’ equity	$5,278,603	4,766,982

See accompanying notes to consolidated financial statements.

Ryder System, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31

	2003	2002	2001

	(In thousands)

Cash flows from operating activities:
Net earnings	$131,436	93,666	18,678
Cumulative effect of changes in accounting principles	4,123	18,899	—
Depreciation expense	624,580	552,491	545,485
Gains on vehicle sales, net	(15,780)	(14,223)	(11,968)
Amortization expense and other non-cash charges, net	3,263	8,713	90,913
Deferred income tax expense (benefit)	51,467	52,615	(1,889)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Decrease in aggregate balance of trade receivables sold	—	(110,000)	(235,000)
Receivables	(4,191)	35,048	78,040
Inventories	5,398	6,262	12,444
Prepaid expenses and other assets	6,029	5,797	17,186
Accounts payable	20,694	22,788	(136,210)
Accrued expenses and other non-current liabilities	(24,164)	(39,269)	(68,977)

Net cash provided by operating activities	802,855	632,787	308,702

Cash flows from financing activities:
Net change in commercial paper borrowings	(2,500)	(92,500)	(261,732)
Debt proceeds	105,115	185,316	381,901
Debt repaid, including capital lease obligations	(340,433)	(360,359)	(413,465)
Dividends on common stock	(37,984)	(37,137)	(36,248)
Common stock issued	46,576	37,083	9,845
Common stock repurchased	(3,570)	(1,911)	—

Net cash used in financing activities	(232,796)	(269,508)	(319,699)

Cash flows from investing activities:
Purchases of property and revenue earning equipment	(725,130)	(600,301)	(656,597)
Sales of property and revenue earning equipment	222,888	152,685	175,134
Sale and leaseback of revenue earning equipment	—	—	410,739
Acquisitions	(96,518)	—	—
Collections on direct finance leases	61,368	66,489	66,204
Proceeds from sale of business	—	—	14,113
Other, net	3,723	4,219	(2,700)

Net cash (used in) provided by investing activities	(533,669)	(376,908)	6,893

Increase (decrease) in cash and cash equivalents	36,390	(13,629)	(4,104)
Cash and cash equivalents at January 1	104,237	117,866	121,970

Cash and cash equivalents at December 31	$140,627	104,237	117,866

See accompanying notes to consolidated financial statements.

Ryder System, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

						Accumulated Other
						Comprehensive Loss
	Preferred
	Stock	Common Stock				Currency	Minimum	Unrealized
				Retained	Deferred	Translation	Pension	Loss on
	Amount	Shares	Amount	Earnings	Compensation	Adjustments	Liability	Derivatives	Total

	(Dollars in thousands, except per share amounts)

Balance at January 1, 2001	$—	60,044,479	$524,432	767,802	(3,818)	(35,708)	—	—	1,252,708

Components of comprehensive income:
Net earnings	—	—	—	18,678	—	—	—	—	18,678
Foreign currency translation adjustments	—	—	—	—	—	(14,862)	—	—	(14,862)
Additional minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(1,245)	—	(1,245)

Total comprehensive income									2,571
Common stock dividends declared — $0.60 per share	—	—	—	(36,248)	—	—	—	—	(36,248)
Common stock issued under employee stock option and stock purchase plans(1)	—	800,621	13,281	—	(3,436)	—	—	—	9,845
Tax benefit from employee stock options	—	—	680	—	—	—	—	—	680
Amortization and forfeiture of restricted stock	—	(35,472)	(837)	—	1,950	—	—	—	1,113

Balance at December 31, 2001	—	60,809,628	537,556	750,232	(5,304)	(50,570)	(1,245)	—	1,230,669

Components of comprehensive loss:
Net earnings	—	—	—	93,666	—	—	—	—	93,666
Foreign currency translation adjustments	—	—	—	—	—	9,255	—	—	9,255
Additional minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(227,573)	—	(227,573)
Unrealized loss related to derivatives accounted for as hedges	—	—	—	—	—	—	—	(493)	(493)

Total comprehensive loss									(125,145)
Common stock dividends declared — $0.60 per share	—	—	—	(37,137)	—	—	—	—	(37,137)
Common stock issued under employee stock option and stock purchase plans(1)	—	1,761,289	37,276	—	(193)	—	—	—	37,083
Benefit plan stock purchases(2)	—	(73,992)	(1,911)	—	—	—	—	—	(1,911)
Tax benefit from employee stock options	—	—	3,272	—	—	—	—	—	3,272
Amortization and forfeiture of restricted stock	—	(55,988)	(690)	—	2,074	—	—	—	1,384

Balance at December 31, 2002	—	62,440,937	575,503	806,761	(3,423)	(41,315)	(228,818)	(493)	1,108,215

Components of comprehensive income:
Net earnings	—	—	—	131,436	—	—	—	—	131,436
Foreign currency translation adjustments	—	—	—	—	—	52,308	—	—	52,308
Additional minimum pension liability adjustment, net of tax	—	—	—	—	—	—	41,376	—	41,376
Unrealized gain related to derivatives accounted for as hedges	—	—	—	—	—	—	—	286	286

Total comprehensive income									225,406
Common stock dividends declared — $0.60 per share	—	—	—	(37,984)	—	—	—	—	(37,984)
Common stock issued under employee stock option and stock purchase plans(1)	—	2,233,900	48,360	—	(1,784)	—	—	—	46,576
Benefit plan stock purchases(2)	—	(2,953)	(75)	—	—	—	—	—	(75)
Common stock repurchases	—	(117,500)	(1,123)	(2,372)	—	—	—	—	(3,495)
Tax benefit from employee stock options	—	—	4,852	—	—	—	—	—	4,852
Amortization and forfeiture of restricted stock	—	(66,898)	(1,430)	—	2,320	—	—	—	890

Balance at December 31, 2003	$—	64,487,486	$626,087	897,841	(2,887)	10,993	(187,442)	(207)	1,344,385

(1)	Net of common stock purchased from employees exercising stock options.

(2)	Represents purchase of common shares by Rabbi Trusts.

See accompanying notes to consolidated financial statements.

Ryder System, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Basis of Consolidation

      The consolidated financial statements include the accounts of Ryder System, Inc. and subsidiaries. All significant intercompany accounts and transactions have been eliminated.

       Consolidation of Variable Interest Entities

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” that establishes accounting guidance for identifying variable interest entities (VIEs), including special-purpose entities, and when to include the assets, liabilities, noncontrolling interests and results of activities of VIEs in an enterprise’s consolidated financial statements. Prior to FIN 46, which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” a partially owned entity was only consolidated if we controlled it through ownership of a majority voting interest in the entity. FIN 46 requires consolidation of VIEs if the primary beneficiary has a variable interest (or combination of variable interests) that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. The enterprise consolidating a VIE is the primary beneficiary of that entity. FIN 46 applied immediately to VIEs created after January 31, 2003. For VIEs in existence before February 1, 2003, FIN 46 as amended, applied to the first fiscal period ended after December 15, 2003, although the FASB encouraged earlier application.

      Effective July 1, 2003, we adopted FIN 46 and, as a consequence, consolidated three VIEs that were established prior to February 1, 2003. These VIEs were established in connection with sale-leaseback transactions of revenue earning equipment in which we sold revenue earning equipment to a special-purpose entity and then leased the revenue earning equipment back as lessee under operating lease arrangements. In connection with these transactions, we provided credit enhancements and residual value guarantees that obligate us to absorb the majority of the expected losses from such entities, if any are realized. Therefore, FIN 46 required that these entities be consolidated. The credit enhancements, in the form of cash reserve deposits (included in “Direct financing leases and other assets”), as well as the revenue earning equipment under lease serve as collateral for the VIEs’ long-term borrowings. The creditors of the VIEs do not have recourse to the general assets of Ryder.

      The assets and liabilities of consolidated VIEs are measured in the amounts at which they would have been recorded in the consolidated financial statements if FIN 46 had been effective at the inception of the transactions. Accordingly, effective July 1, 2003, we recorded additional revenue earning equipment of $421 million and additional debt of $414 million, in addition to recognizing a non-cash cumulative effect charge of $3 million on an after-tax basis, or $0.05 per diluted share. Concurrent with the consolidation of the VIEs, we began recognizing depreciation expense attributed to the revenue earning equipment of the VIEs and interest expense on the additional debt of the VIEs in lieu of rent expense. The cumulative effect charge primarily represented depreciation and interest expense of the VIEs that would have been recorded had FIN 46 been in effect since lease inception, in excess of rent expense recorded under operating leases. The charge is expected to reverse in operating earnings over the next three years. The consolidation of the VIEs did not have a significant impact on our consolidated net earnings. Net earnings for 2002 and 2001 would not have been materially different if this standard had been adopted effective January 1, 2001. However, both net cash provided by operating activities and used in financing activities presented on our Consolidated Statements of Cash Flows increased due to the add-back of depreciation expense on the VIEs’ revenue earning equipment and principal payments on the VIEs’ debt, respectively.

       Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

       Cash Equivalents

      All investments in highly liquid debt instruments with maturities of three months or less at the date of purchase are classified as cash equivalents.

       Revenue Recognition

      We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the revenue amount is fixed or determinable and collectibility is probable. Operating lease and rental revenue is recognized on a straight-line basis as vehicles are used over the terms of the related agreements. Lease and rental agreements do not provide for scheduled rent increases or escalations over the lease term. However, these lease agreements allow for rate changes based upon changes in the Consumer Price Index (CPI). Lease and rental agreements also provide for a fixed time charge plus a fixed per-mile charge. The fixed time charge, the fixed per-mile charge and the changes in rates attributed to changes in the CPI are considered contingent rentals and recognized in earnings as accruable. Direct financing lease revenue is recognized using the interest method over the terms of the lease agreements. Fuel services revenue is recognized when fuel is delivered to customers. Revenue from Supply Chain Solutions (SCS) and Dedicated Contract Carriage (DCC) contracts is recognized as services are provided at billing rates specified in the underlying contracts.

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

       Tires in Service

      We allocate a portion of the acquisition costs of revenue earning equipment to tires in service and amortize tire costs to expense over the lives of the vehicles and equipment. The cost of replacement tires and tire repairs are expensed as incurred.

       Revenue Earning Equipment, Operating Property and Equipment and Depreciation

      Revenue earning equipment, principally vehicles, and operating property and equipment are stated at cost. Revenue earning equipment and operating property and equipment under capital lease are stated at the lower of the present value of minimum lease payments or fair value. Vehicle repairs and maintenance that extend the life or increase the value of a vehicle are capitalized, whereas ordinary maintenance and repairs are expensed as incurred. Direct costs incurred in connection with developing or obtaining internal use software is capitalized. Costs incurred during the preliminary project stage, as well as maintenance and training costs are expensed as incurred.

      Provision for depreciation is computed using the straight-line method on all depreciable assets. Annual straight-line depreciation rates range from 8% to 33% for revenue earning equipment, 2.5% to 8% for buildings and improvements and 10% to 33% for machinery and equipment. Ryder periodically reviews and adjusts the residual values and useful lives of revenue earning equipment based on current and expected operating trends and projected realizable values. Gains on operating property and equipment sales are reflected in “Miscellaneous income, net.”

      We routinely dispose of revenue earning equipment as part of our business. Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. Adjustments to the carrying value of assets held for sale are reported as depreciation expense. We stratify our revenue earning equipment to be disposed of by vehicle type (tractors, trucks, trailers), weight class, age and other characteristics, as relevant, and create classes of similar assets for analysis purposes. Fair value is determined based upon recent market prices for sales of each class of similar assets and vehicle condition. The net carrying value for revenue earning equipment held for sale attributed to the Fleet Management Solutions (FMS) business segment was $56 million and $31 million at December 31, 2003 and 2002, respectively.

       Goodwill and Other Intangible Assets

      In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather, be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. As of December 31, 2003, we had $2 million of amortizable intangible assets, presented in Note 9 — “Goodwill and Other Intangible Assets,” which are being amortized over their estimated useful lives of 10 years.

      We adopted the provisions of SFAS No. 142 effective January 1, 2002, and discontinued the amortization of goodwill and intangible assets with indefinite useful lives. Actual results of operations for 2003 and 2002 and restated results of operations for 2001, had we applied the non-amortization provisions of SFAS No. 142, were as follows:

	Years ended December 31

	2003	2002	2001

	(In thousands, except per share)

Net earnings, as reported	$131,436	93,666	18,678
Add: Goodwill and intangible amortization, net of tax	—	—	11,618

Adjusted net earnings	$131,436	93,666	30,296

Basic earnings per common share:
Net earnings, as reported	$2.09	1.52	0.31
Add: Goodwill and intangible amortization, net of tax	—	—	0.19

Adjusted net earnings	$2.09	1.52	0.50

Diluted earnings per common share:
Net earnings, as reported	$2.06	1.50	0.31
Add: Goodwill and intangible amortization, net of tax	—	—	0.19

Adjusted net earnings	$2.06	1.50	0.50

      SFAS No. 142 also required that we perform an assessment of whether there was an indication that the remaining recorded goodwill was impaired as of January 1, 2002. This involved a two-step transitional impairment test. The first step of the transitional impairment test required that we determine, within the first six months of 2002, the fair value of each reporting unit, as defined, and compare it to our reporting unit’s carrying amount. We estimated the fair value of our reporting units using discounted cash flows. To the extent that a reporting unit’s carrying amount exceeded its fair value, this indicated that the reporting unit’s goodwill could be impaired and we would be required to perform the second step of the transitional impairment test.

      The second step of the transitional impairment test required a comparison of the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in a manner similar to a purchase price allocation consistent with SFAS No. 141, “Business Combinations,” to its carrying amount, both of which would be measured as of January 1, 2002. The residual fair value after this allocation was the implicit fair value of the reporting unit’s goodwill.

      In June 2002, we completed our assessment of all existing goodwill totaling $168 million as of January 1, 2002. As a result of this review, we recorded a non-cash charge of $19 million on a before and after-tax basis, or $0.30 per diluted share, associated with the Asian operations of our SCS business segment. The transitional impairment charge resulted from the application of the new impairment methodology introduced by SFAS No. 142. Prior to the adoption of SFAS No. 142, we assessed the recoverability of goodwill based upon management’s best estimate of the undiscounted future operating cash flows (excluding interest charges) related to the asset. Under previous requirements, no goodwill impairment would have been recorded on January 1, 2002. In accordance with SFAS No. 142, the transitional impairment was recognized as the cumulative effect of a change in accounting principle in Ryder’s Consolidated Statements of Earnings effective January 1, 2002. The impact of this accounting change had no effect on Ryder’s operating earnings.

      Each year as of April 1, we complete our impairment test for goodwill and indefinite-lived intangible assets as required by SFAS No. 142. We completed our annual impairment test during 2003 and determined that there was no additional impairment. Impairment adjustments recognized after adoption are recognized as operating expenses.

      Prior to the adoption of SFAS No. 142, goodwill and other intangibles were amortized on a straight-line basis over appropriate periods ranging from 10 to 40 years. Intangible assets were reviewed for impairment when circumstances indicated the carrying amount of assets may not have been recoverable. The amount of goodwill and other intangible asset impairment, if any, was measured based on projected future operating cash flows, discounted using a rate that reflects Ryder’s average cost of funds.

       Impairment of Long-Lived Assets

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset held for sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. Ryder adopted the provisions of SFAS No. 144 effective January 1, 2002. Adoption of SFAS No. 144 did not have any impact on Ryder’s financial position, cash flows or results of operations.

      We review long-lived assets held and used, excluding indefinite-lived intangible assets (see “Goodwill and Other Intangible Assets”), for impairment when circumstances indicate that the carrying amount of assets may not be recoverable. In accordance with SFAS No. 144, we assess the recoverability of long-lived assets by determining whether the depreciation or amortization of an asset or group of assets over its remaining life can be recovered based upon management’s best estimate of the undiscounted future operating cash flows (excluding interest charges) attributed to the long-lived asset (group) and related liabilities. If the sum of such undiscounted cash flows is less than the carrying value of the asset (group), there is an indicator of impairment. The amount of impairment, if any, represents the excess of the carrying value of the asset (group) over fair value. Fair value is determined by quoted market price, if available, or an estimate of projected future operating cash flows, discounted using a rate that reflects the related operating segment’s average cost of funds. Long-lived assets, including indefinite-lived intangible assets, to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

       Self-Insurance Reserves

      Ryder retains a portion of the accident risk under vehicle liability, workers’ compensation and other insurance programs. Under our insurance programs, we retain the risk of loss in various amounts up to $1 million on a per occurrence basis. We also maintain additional insurance at certain amounts in excess of our respective underlying retention.

      Reserves have been recorded which reflect the undiscounted estimated liabilities, including claims incurred but not reported. Such liabilities are based on estimates. While we believe that the amounts are adequate, there can be no assurance that changes to our estimates may not occur due to limitations inherent in the estimation process. Changes in the estimates of these reserves are charged or credited to earnings in the period determined. Amounts estimated to be paid within one year have been classified as accrued expenses with the remainder included in other non-current liabilities.

       Residual Value Guarantees

      Ryder periodically enters into agreements for the sale and operating leaseback of revenue earning equipment. These leases contain purchase and/or renewal options as well as limited guarantees of the lessor’s residual value (residual value guarantees). We periodically review the residual values of revenue earning equipment that we lease from third parties and our exposures under residual value guarantees. The review is conducted in a manner similar to that used to analyze residual values and fair values of owned revenue earning equipment. The amount of residual value guarantees expected to be paid is recognized as rent expense over the expected remaining term of the lease. Adjustments in the estimate of residual value guarantees are recognized prospectively over the expected remaining lease term. While we believe that the amounts are adequate, changes to our estimates of residual value guarantees may occur due to changes in the market for used vehicles, the condition of the vehicles at the end of the lease and inherent limitations in the estimation process.

       Income Taxes

      Deferred taxes are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using tax rates in effect for the years in which the differences are expected to reverse.

       Environmental Expenditures

      We record liabilities for environmental assessments and/or cleanup when it is probable a loss has been incurred and the costs can be reasonably estimated. This liability may include costs such as anticipated site testing, consulting, remediation, disposal, post-remediation monitoring and legal fees, as appropriate. Estimates are not discounted. The liability does not reflect possible recoveries from insurance companies or reimbursement of remediation costs by state agencies, but does include estimates of cost-sharing with other potentially responsible parties. Claims for reimbursement of remediation costs are recorded when recovery is deemed probable.

       Derivative Instruments and Hedging Activities

      We use financial instruments, including forward exchange contracts, futures, swaps and cap agreements to manage our exposures to movements in interest rates and foreign exchange rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk or cost to Ryder. We do not enter into derivative financial instruments for trading purposes. On the date a derivative contract is entered into, we formally document, among other items, the intended hedging designation and relationship, along with the risk management objectives and strategies for entering into the derivative contract. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives we used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively.

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

Net Investment Hedge: A hedge of a net investment in a foreign operation is considered as a net investment hedge. The effective portion of the change in the fair value of the derivative used as a net investment hedge of a foreign operation is recorded in the cumulative translation adjustment account within accumulated other comprehensive loss. The ineffective portion on the hedged item that is attributable to the hedged risk is recorded in earnings and reported in the Consolidated Statements of Earnings as “Miscellaneous income, net.”

       Foreign Currency Translation

      Our foreign operations generally use the local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. If exchangeability between the functional currency and the U.S. Dollar is temporarily lacking at the balance sheet date, the first subsequent rate at which exchanges can be made is used to translate assets and liabilities. Income statement items are translated at the average exchange rates for the year. The impact of currency fluctuations is included in “Accumulated other comprehensive loss” as a currency translation adjustment.

       Stock-based Compensation

      At December 31, 2003, Ryder had various stock-based employee compensation plans, which are described more fully in Note 17 — “Employee Stock Option and Stock Purchase Plans.” We recognize stock-based compensation using the intrinsic value method. Under this method, we recognize compensation cost based on the excess, if any, of the quoted market price of the stock at the date of grant (or other measurement date) and the amount an employee must pay to acquire the stock. We record compensation expense for the amortization of restricted stock issued to employees and directors.

      The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value method of accounting to stock-based employee compensation.

	Years ended December 31

	2003	2002	2001

	(In thousands, except per share amounts)

Net earnings, as reported	$131,436	93,666	18,678
Add: Stock-based employee compensation expense included in reported net earnings, net of tax	523	886	847
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(5,694)	(8,201)	(8,568)

Pro forma net earnings	$126,265	86,351	10,957

Earnings per share:
Basic:
As reported	$2.09	1.52	0.31
Pro forma	$2.01	1.40	0.18

Diluted:
As reported	$2.06	1.50	0.31
Pro forma	$1.98	1.38	0.18

      The fair values of options granted were estimated as of the dates of grant using the Black-Scholes option pricing model. See Note 17 — “Employee Stock Options and Stock Purchase Plans” for a description of option pricing assumptions.

       Earnings Per Share

      Basic earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding. Restricted stock granted to our employees and directors are not included in the computation of earnings per share until the securities vest. Diluted earnings per share reflect the dilutive effect of potential common shares from securities such as stock options and unvested restricted stock. The dilutive effect of stock options and unvested restricted stock is computed using the treasury stock method, which assumes the repurchase of common shares and unvested restricted stock at the average market price for the period.

       Comprehensive Income (Loss)

      Comprehensive income (loss) presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. Ryder’s total comprehensive income (loss) presently consists of net earnings, currency translation adjustments associated with foreign operations that use the local currency as their functional currency, minimum pension liability adjustments and adjustments for derivative instruments accounted for as cash flow hedges.

       Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year presentation.

2. ACCOUNTING CHANGES

      The following table summarizes the after-tax non-cash charges recorded in connection with recently adopted accounting standards:

	Years ended December 31

	2003	2002

	(In thousands)

SFAS No. 143 — Asset retirement obligations	$(1,169)	—
FIN 46 — Variable interest entities (See Note 1)	(2,954)	—
SFAS No. 142 — Goodwill and other intangible assets (See Note 1)	—	(18,899)

Cumulative effect of changes in accounting principles	$(4,123)	(18,899)

      SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, was adopted by Ryder on January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The cumulative effect adjustment recognized upon adoption of this standard was $1 million on an after-tax basis, or $0.02 per diluted share, consisting primarily of costs associated with the retirement of certain components of revenue earning equipment. Adoption of this standard would not have had a material impact on our results of operations or financial condition for each of the earlier periods presented.

      During 2001, Ryder did not record any cumulative effect charge in connection with the adoption of accounting standards.

3.  ACQUISITIONS

      On December 31, 2003, Ryder completed an asset purchase agreement with General Car and Truck Leasing System, Inc. (General) under which we acquired General’s fleet of over 4,200 vehicles, 15 service locations and more than 700 customers. The combined Ryder/General network will operate under Ryder’s name and will allow us to leverage our existing U.S. infrastructure in key markets while adding new infrastructure to strengthen our presence in targeted areas of the Midwest and Southeast. The purchase price, which is subject to post closing adjustments, was allocated to the net assets acquired based on their fair values. As of December 31, 2003, approximately $95 million of the purchase price had been paid with the remaining amount expected to be paid in 2004 and 2005, subject to holdback provisions set forth in the agreement.

The initial recording of the transaction was based on preliminary valuation assessments and is subject to change. The estimated fair value of assets acquired, net was as follows:

December 31,
2003

(In thousands)

Assets:
Revenue earning equipment	$98,236
Operating property and equipment	6,646
Customer relationship intangibles	2,330
Other assets	1,709

Total assets	108,921

Liabilities:
Asset retirement obligations	(133)

Purchase price	$108,788

      During November 2003, Ryder also acquired substantially all of the assets of Vertex Services, LLC (Vertex), an environmental services firm providing fuel storage tank management services for approximately $2 million in cash. Vertex’s operating results from November 15, 2003 (the closing date) to December 31, 2003 have been included in our consolidated results. Pro forma results of operations have not been presented because the effects of these acquisitions were not significant. No acquisitions were completed in 2002 and 2001.

4.  RESTRUCTURING AND OTHER (RECOVERIES) CHARGES, NET

      The components of restructuring and other (recoveries) charges, net in 2003, 2002 and 2001 were as follows:

	Years ended December 31

	2003	2002	2001

	(In thousands)

Restructuring charges (recoveries), net:
Severance and employee-related costs	$4,902	5,198	30,438
Facilities and related costs	(8)	106	6,261

	4,894	5,304	36,699
Other (recoveries) charges:
Asset write-downs	(1,182)	(285)	40,046
Goodwill impairment	—	—	24,425
Strategic consulting fees	—	(64)	8,586
Loss on sale of business	—	—	3,512
Contract termination costs	—	(219)	8,345
Insurance reserves — sold business	(42)	(520)	(2,920)
Gain on sale of corporate aircraft	—	—	(2,129)
Settlement of commercial dispute	(3,900)	—	—

Total	$(230)	4,216	116,564

      Allocation of restructuring and other (recoveries) charges, net across business segments in 2003, 2002 and 2001 is as follows:

	Years ended December 31

	2003	2002	2001

	(In thousands)

Fleet Management Solutions	$(961)	(177)	48,930
Supply Chain Solutions	536	5,137	61,246
Dedicated Contract Carriage	(311)	243	1,370
Central Support Services	506	(987)	5,018

Total	$(230)	4,216	116,564

2003 Activity

      During 2003, Ryder approved a plan to eliminate approximately 140 positions as a result of on-going cost management and process improvement actions in Ryder’s FMS and SCS business segments and Central Support Services. The charge related to these actions included severance and employee-related costs totaling $6 million. While many of these employees had not been terminated as of December 31, 2003, such actions will be finalized by March 31, 2004. We expect pre-tax cost savings of approximately $11 million annually in salaries and employee-related costs as a result of these cost management activities. Also during 2003, we reversed severance and employee-related costs totaling $1 million that had been recorded in prior restructurings due to refinements in estimates.

      Other recoveries during 2003 principally include a settlement of a commercial dispute pertaining to prior billings with an information technology vendor and gains on sales of owned facilities identified for closure in prior restructuring charges.

2002 Activity

      During the fourth quarter of 2002, Ryder approved a plan to eliminate approximately 140 positions as a result of cost management actions principally in our SCS business segment and Central Support Services, which were substantially finalized as of December 31, 2002. The charge related to these actions included severance and employee-related costs totaling $7 million. Our estimate of pre-tax cost savings in salaries and employee-related costs as a result of these cost management activities totaled approximately $14 million. During 2002, we reversed severance and employee-related costs totaling $2 million that had been recorded in prior restructuring charges due to refinements in the estimates.

      Other recoveries during 2002 include net gains (recoveries) on sale of owned facilities identified for closure in prior restructuring charges, the reversal of contract termination costs recognized in 2001 resulting from refinements in estimates and the final settlement of insurance reserves attributed to a previously sold business.

2001 Activity

      In late 2000, we communicated to our employees planned strategic initiatives designed to reduce costs, improve the earnings power of our business and streamline our structure. As part of these initiatives, we reviewed employee functions and staffing levels to eliminate redundant work or otherwise restructure work in a manner that led to a workforce reduction. The process resulted in terminations of over 1,400 employees during 2001, which were substantially finalized as of December 31, 2002. Severance and employee-related costs of $30 million, net of $2 million in recoveries of prior year charges, in 2001 included termination benefits to employees whose jobs were eliminated as part of this review. During the third quarter of 2001, we initiated the shutdown of Systemcare, Ryder’s shared user home delivery network in the U.K. The shutdown was initiated as a result of our review of future prospects for the operation in light of historical and anticipated operating losses. The shutdown was completed after meeting contractual obligations to current customers, which extended to December 31, 2002. The severance and employee-related charge included $3 million incurred as part of the Systemcare shutdown.

      During 2001, we identified 55 facilities in the U.S. and in other countries to be closed in order to improve profitability. Facilities and related costs of $6 million in 2001 represent contractual lease obligations for closed facilities.

      Additionally, during 2001 we recorded various other charges which are summarized as follows:

      Asset write-downs: Asset write-downs of $40 million were recorded during 2001 and are described below:

•	In 2001, Ryder cancelled an information technology project in the FMS business segment. In connection with the cancellation, we recorded a non-cash charge of $22 million for the write-down of software licenses acquired for the project that could not be resold or redeployed and software development costs and assets related to the project that had no future economic benefit.

•	In 1997, Ryder entered into an Information Technology Services Agreement (ITSA) with Accenture LLP (Accenture) under which we outsourced many of our information technology needs that were previously provided by Ryder employees. Under the terms of the ITSA, Ryder prepaid for a number of services to be provided over the 10-year term of the agreement expiring in 2007. Under the terms of the agreement, Ryder was also obligated to pay certain termination costs to Accenture in the event the ITSA was terminated by Ryder prior to the expiration date.

As part of restructuring initiatives in 2001, we approved and committed Ryder to in-source services provided by Accenture under the ITSA. In December 2001, Ryder and Accenture entered into a written agreement to transition certain IT services previously delivered by Accenture under contract to Ryder. Under this agreement, Ryder agreed to waive any right to reimbursement of approximately $3 million in unamortized prepaid expenses related to the ITSA.

•	Strategic initiatives during 2001 also resulted in asset write-downs to fair value less cost to sell of approximately $4 million for facilities that were identified for closure and held for sale pursuant to the initiatives. At such time, Ryder had the ability to remove the facilities from operations upon identification of a buyer or receipt of an acceptable bid. Fair value was determined based on appraisals of these properties. Also, as part of the strategic initiatives, we wrote down investments in e-commerce assets of $3 million, including specialized property and equipment and software, that were terminated or abandoned during 2001 and for which the fair value of such investments was zero.

•	Additionally, during 2001, an investment of $6 million in certain license agreements for supply chain management software was written down. The write-down consisted of the unamortized cost of licenses and related software development costs previously capitalized for which development was abandoned as a result of restructuring initiatives. Since the software licenses would no longer be used in the business nor could the licenses be resold, such licenses were valued at zero.

•	Due to the decision to shut down the aforementioned Systemcare operations, we assessed the recoverability of Systemcare’s long-lived assets held for use as described in Note 1 — “Summary of Significant Accounting Policies — Impairment of Long-Lived Assets.” Assets of $2 million, consisting primarily of specialized vehicles to be disposed of after the shutdown of Systemcare’s operations, were considered impaired and written down because estimated fair values were less than the carrying values of the assets. Fair values were determined based on internal valuations of similar assets.

      Goodwill Impairment: We also identified certain operating units for which current circumstances indicated that the carrying amount of long-lived assets, in particular, goodwill, may not be recoverable. We assessed the recoverability of these long-lived assets and determined that the goodwill related to these operating units was not recoverable. See Note 1 — “Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets” for Ryder’s policy on impairment of goodwill and other intangible assets.

Impairment charges in 2001, all of which related to SCS operating units, are summarized as follows:

(In thousands)

Systemcare - U.K. home delivery network	$10,602
Ryder Argentina	9,130
Ryder Brazil	3,706
Other	987

Total	$24,425

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

      During the fourth quarter of 2001, we reviewed goodwill associated with our remaining investment in Ryder Brazil for impairment. Subsequent to the sale of the contracts and related net assets associated with the disposal of our outbound auto-carriage business (Vehiculos) in Ryder Brazil discussed below, we made a significant effort to restructure the operations of Ryder Brazil. However, such restructuring was not sufficient to offset the impact of lost business, the impact of the Argentine economic crisis and the marginal historical and anticipated cash flows related to the remaining business. As a result of this analysis, goodwill of $4 million was considered impaired and was written down in December 2001.

      Strategic consulting fees: Strategic consulting fees of $9 million were incurred during 2001 in relation to the aforementioned strategic initiatives. These consulting fees represented one-time costs of engaging consultants to assist with restructuring initiatives in 2001.

      Loss on sale of business: During March 2001, Ryder sold Vehiculos in Ryder Brazil for $14 million and incurred a loss of $4 million on the sale of the business.

      Contract termination costs: In connection with the agreement to in-source information technology services provided by Accenture, Ryder agreed to pay termination fees and certain demobilization costs of approximately $8 million. Also during 2001, we made a decision to terminate a long-term marketing arrangement to reduce marketing costs.

      Insurance reserves — sold business: During 2001, we recognized $3 million in recoveries from an insurance settlement attributed to a business sold in 1989. The insurance recovery represents an adjustment to our indemnification reserve for favorable actuarial developments since the time of the sale.

      Gain on sale of corporate aircraft: As a direct result of the 2001 restructuring and cost reduction initiatives, we decided to sell our corporate aircraft. Ryder sold the aircraft during the first quarter of 2001 and recorded a $2 million gain on the sale.

      The following tables present a roll-forward of the activity and balances of our restructuring reserve account for the years ended December 31, 2003 and 2002:

	December 31,			December 31,
	2002	2003		2003

	Balance	Additions	Deductions	Balance

	(In thousands)

Employee severance and benefits	$9,369	5,832	8,536	6,665
Facilities and related costs	3,275	367	2,320	1,322

Total	$12,644	6,199	10,856	7,987

	December 31,			December 31,
	2001	2002		2002

	Balance	Additions	Deductions	Balance

	(In thousands)

Employee severance and benefits	$14,050	7,198	11,879	9,369
Facilities and related costs	5,767	336	2,828	3,275

Total	$19,817	7,534	14,707	12,644

      Additions in 2003 relate to liabilities for employee severance and benefits, as a result of the elimination of approximately 140 positions. While the majority of these employees had not been terminated as of December 31, 2003, such actions will be finalized by March 31, 2004. Additions in 2002 relate to liabilities for employee severance and benefits, all incurred in 2002. Deductions include cash payments of $10 million and $13 million and prior year charge reversals of $1 million and $2 million in 2003 and 2002, respectively. At December 31, 2003, outstanding restructuring obligations are generally required to be paid over the next year.

5.  RECEIVABLES

	December 31

	2003	2002

	(In thousands)

Trade receivables	$588,218	586,803
Financing lease	61,791	61,459
Other	121	50

	650,130	648,312
Allowance	(9,361)	(8,003)

Total	$640,769	640,309

      Ryder is a party to a trade receivables agreement pursuant to which Ryder Receivables Funding LLC (RRF LLC), a bankruptcy-remote special-purpose entity, can sell receivables to unrelated commercial entities with limited recourse on a revolving and uncommitted basis. This agreement expires in July 2004. Ryder sells certain trade receivables (the “Receivables”) in order to fund Ryder’s operations, particularly when the cost of such sales is cost effective compared with other means of funding, notably, commercial paper. RRF LLC, a consolidated subsidiary of Ryder, is a single-member limited liability corporation established in the state of Florida and represents a separate corporate entity whose separate existence is relied upon by third parties choosing to enter into transactions with RRF LLC.

      Under the terms of a trade receivables agreement entered into between RRF LLC and certain unrelated commercial entities, RRF LLC may sell up to a maximum of $275 million of the Receivables, on a revolving basis, to these entities (the “Purchasers”). In June 2002, Ryder reduced the amount available for sale under the trade receivables facility from $375 million to $275 million as a result of decreased overall capital needs. Upon a sale, the Purchasers receive undivided percentage ownership interests in the Receivables sold. The Receivables are sold at a loss, which approximates the Purchaser’s financing cost of issuing its own commercial paper. Losses on Receivable sales and related program costs were $0.5 million in 2003, $2 million in 2002, and $9 million in 2001 and are included in “Miscellaneous income, net.” The Purchaser’s commercial paper is backed by its collective investment in pooled receivables purchased from multiple entities, including RRF LLC. Ryder is responsible for servicing the Receivables but has no retained interests in the Receivables.

      The trade receivables agreement contains certain defined events, including a specified downgrade in any of Ryder’s unsecured long-term public senior debt securities, which in the event of occurrence, would terminate any future sales under the trade receivables agreement. The Receivables are sold to the Purchasers with limited recourse for uncollectible receivables. RRF LLC records estimates of losses under the recourse provision, the amount of which is included in accrued expenses. At December 31, 2003 and 2002, no receivables were outstanding pursuant to this agreement and no amount of available recourse or recognized recourse obligation existed.

6.  REVENUE EARNING EQUIPMENT

	December 31

	2003	2002

	(In thousands)

Full service lease	$4,186,497	3,111,870
Commercial rental	1,333,525	1,153,173

	5,520,022	4,265,043
Accumulated depreciation	(2,473,982)	(1,767,429)

Total(1)	$3,046,040	2,497,614

(1)	Revenue earning equipment, net attributed to VIEs consolidated effective July 1, 2003 totaled approximately $344 million at December 31, 2003.

     Revenue earning equipment leased under “full service lease” and “commercial rental” is differentiated exclusively by the service line in which the equipment is employed. Two core service offerings of Ryder’s Fleet Management Solutions business segment are full service leasing and short-term commercial rental. Under a full service lease, Ryder provides customers with vehicles, maintenance, supplies (including fuel), ancillary services and related equipment necessary for operation, while our customers exercise control of the related vehicles over the lease term (generally three to ten years depending upon the nature of the equipment). We also provide short-term rentals (generally daily or weekly), which tend to be seasonal, to commercial customers to supplement their fleets during peak business periods. Approximately 45% of commercial rentals are to existing full service lease customers to supplement their fleets during peak periods or to substitute full service lease units not yet delivered or temporarily out of service.

7.  OPERATING PROPERTY AND EQUIPMENT

	December 31

	2003	2002

	(In thousands)

Land	$107,770	106,367
Buildings and improvements	603,610	588,283
Machinery and equipment	477,145	498,308
Other	56,800	65,094

	1,245,325	1,258,052
Accumulated depreciation	(738,427)	(727,175)

Total	$506,898	530,877

8.  DIRECT FINANCING LEASES AND OTHER ASSETS

	December 31

	2003	2002

	(In thousands)

Direct financing leases, net	$344,091	373,252
Cash reserve deposit/vehicle securitization credit enhancement	24,267	59,938
Investments held in Rabbi Trust	18,239	29,816
Swap and cap agreements	14,431	24,789
Deferred charges	8,182	9,248
Other	31,761	43,965

Total	$440,971	541,008

9.  GOODWILL AND OTHER INTANGIBLE ASSETS

	December 31

	2003	2002

	(In thousands)

Unamortizable intangible assets:
Goodwill	$155,628	151,470
Trade name	8,686	8,686
Pension intangible	10,950	13,156

	175,264	173,312
Amortizable intangible assets:
Customer relationships	2,330	—

Total	$177,594	173,312

      The Ryder trade name has been identified as having an indefinite useful life. In 2003, we completed our annual impairment test of goodwill and indefinite-lived intangibles and determined that there was no impairment.

      The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	Fleet	Supply	Dedicated
	Management	Chain	Contract
	Solutions	Solutions	Carriage	Total

	(In thousands)

Balance as of December 31, 2002	$123,570	23,000	4,900	151,470
Acquisitions	1,550	—	—	1,550
Currency translation adjustment	1,198	1,410	—	2,608

Balance as of December 31, 2003	$126,318	24,410	4,900	155,628

10.  ACCRUED EXPENSES AND OTHER NON-CURRENT LIABILITIES

	December 31

	2003	2002

	(In thousands)

Salaries and wages	$60,869	68,446
Pension benefits	159,442	217,942
Deferred compensation	23,230	19,166
Postretirement benefits other than pensions	36,115	36,672
Employee benefits	17,229	15,845
Self-insurance reserves	258,299	241,350
Reserve for residual value guarantees	10,534	27,770
Vehicle rent and related accruals	14,845	56,853
Environmental liabilities	15,379	12,439
Operating taxes	83,315	73,461
Income taxes	122,698	120,408
Restructuring	7,987	12,644
Interest	18,480	15,329
Cross-currency swap	8,614	2,340
Other	87,858	89,626

	924,894	1,010,291
Non-current portion	(516,953)	(587,585)

Accrued expenses	$407,941	422,706

11.  LEASES

       Operating Leases as Lessor

      One of Ryder’s major product lines is full service leasing of commercial trucks, tractors and trailers. These lease agreements provide for a fixed time charge plus a fixed per-mile charge. A portion of these charges is often adjusted in accordance with changes in the Consumer Price Index.

       Direct Financing Leases

      Ryder leases revenue earning equipment to customers as direct financing leases. The net investment in direct financing leases consisted of:

	December 31

	2003	2002

	(In thousands)

Minimum lease payments receivable	$687,587	745,327
Executory costs and unearned income	(360,547)	(392,975)
Unguaranteed residuals	78,842	82,359

Net investment in direct financing leases	405,882	434,711
Current portion	(61,791)	(61,459)

Non-current portion	$344,091	373,252

       Operating Leases as Lessee

      Ryder leases vehicles, facilities and office equipment under operating lease agreements. The majority of these agreements are vehicle leases which specify that rental payments be adjusted periodically based on changes in interest rates and provide for early termination at stipulated values.

      We did not enter into any sale-leaseback or securitization transactions during the years ended December 31, 2003 and 2002. Proceeds from a sale-leaseback transaction were $411 million in 2001. The sale-leaseback transaction in 2001 was a vehicle securitization transaction in which Ryder sold a beneficial interest in certain vehicles subject to leases to a separately rated vehicle lease trust and subsequently entered into a lease (“program lease”) with the trust. The activities of the trust and related debt were originally afforded off-balance sheet treatment under existing accounting rules. This trust was consolidated effective July 1, 2003 with the adoption of FIN 46. A prospectus for the transaction is on file with the SEC. As part of the transaction, Ryder retained an interest in the vehicle lease trust in the form of subordinated notes issued at the date of the sale. Ryder has provided credit enhancement for the sale in the form of a one-time up front cash reserve deposit and a pledge of the subordinated notes, including interest thereon, as additional security for the vehicle securitization trusts to the extent that delinquencies and losses on the truck leases and related vehicle sales are incurred. The trust relies on collections from the program lease, sales proceeds from the disposition of such vehicles and credit enhancements to make payments to investors. The trust is solely liable for such payments to investors, who are all independent of Ryder. Other than the credit enhancement noted above, Ryder does not guarantee investors’ interests in the securitization trust. Ryder has executed other similar vehicle securitization transactions in previous years.

      Certain leases contain purchase and/or renewal options, as well as limited guarantees for a portion of the lessor’s residual value. The amount of residual value guarantees expected to be paid is recognized as rent expense over the expected remaining term of the lease. Facts and circumstances that impact management’s estimates of residual value guarantees include the market for used equipment, the condition of the equipment at the end of the lease and inherent limitations in the estimation process. See Note 15 — “Guarantees” for additional information.

      The following table presents the activity of the reserve for residual value guarantees for the years ended December 31, 2003, 2002 and 2001:

	Beginning			Ending
	Balance	Additions	Deductions	Balance

	(In thousands)

2003	$27,770	10,532	27,768	10,534
2002	$44,095	22,060	38,385	27,770
2001	$55,098	41,415	52,418	44,095

       2003 Activity:

      The overall decline in the reserve activity reflects the decrease in the number of vehicles held under operating leases during 2003 as compared with earlier years. Additionally, improved vehicle market prices in 2003 resulted in higher estimates of vehicle residual values than previously anticipated. During 2003, the number of vehicles held under lease declined 72% in comparison to 2002.

       2002 Activity:

      The overall decline in the reserve activity reflects the decrease in the number of vehicles held under operating leases during 2002 as compared with 2001. Additionally, improved vehicle market prices in 2002 resulted in higher estimates of vehicle residual values than previously anticipated. During 2002, the number of vehicles held under lease declined 30% in comparison to 2001.

       2001 Activity:

      Vehicle market prices declined further in 2001, which resulted in additional reductions to Ryder’s estimates of residual values. The significant amount of reserve deductions was directly attributed to the increased activity of vehicle sales and lease terminations during the year as a result of the increase in the number of vehicles held under operating leases in 2000.

      During 2003, 2002 and 2001, rent expense (including rent of facilities included in operating expense, but excluding contingent rentals) was $194 million, $235 million and $304 million, respectively. Contingent rentals on securitized vehicles were $52 million in 2003, $114 million in 2002 and $124 million in 2001. Contingent rentals on all other leased vehicles were $3 million in 2003, $22 million in 2002 and $41 million in 2001.

       Lease Payments

      Future minimum payments for leases in effect at December 31, 2003 were as follows:

	As Lessor(1)		As Lessee

		Direct
	Operating	Financing	Operating
	Leases	Leases	Leases

	(In thousands)

2004	$979,685	143,957	137,698
2005	769,601	130,466	90,416
2006	506,341	113,374	59,186
2007	300,694	97,287	43,178
2008	173,191	78,030	19,940
Thereafter	114,380	124,473	43,069

Total	$2,843,892	687,587	393,487

(1)	Amounts do not include contingent rentals, which may be received under certain leases on the basis of miles of use or changes in the Consumer Price Index. Contingent rentals from operating leases included in income during 2003, 2002 and 2001 were $264 million, $267 million and $259 million, respectively. Contingent rentals from direct financing leases included in income during 2003, 2002 and 2001 were $30 million, $30 million and $29 million, respectively.

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

12.  INCOME TAXES

      The components of earnings before income taxes and the provision for income taxes were as follows:

	Years ended December 31

	2003	2002	2001

	(In thousands)

Earnings before income taxes:
United States	$155,376	125,616	27,332
Foreign	57,099	50,267	3,374

Total	$212,475	175,883	30,706

	Years ended December 31

	2003	2002	2001

	(In thousands)

Current tax expense (benefit):
Federal	$—	(2,614)	—
State	4,039	321	132
Foreign	21,410	12,996	13,785

	25,449	10,703	13,917

Deferred tax expense (benefit):
Federal	45,230	37,017	3,737
State	6,564	13,796	5,849
Foreign	(327)	1,802	(11,475)

	51,467	52,615	(1,889)

Provision for income taxes	$76,916	63,318	12,028

      A reconciliation of the Federal statutory tax rate with the effective tax rate follows:

	Years ended December 31

	2003	2002	2001

	(Percentage of pre-tax income)

Federal statutory tax rate	35.0	35.0	35.0
Impact on deferred taxes for changes in tax rates	0.7	—	(34.8)
State income taxes, net of federal income tax benefit	3.2	5.2	12.7
Amortization of goodwill	—	—	10.6
Restructuring and other charges, net	—	(0.1)	28.1
Miscellaneous items, net	(2.7)	(4.1)	(12.4)

Effective tax rate	36.2	36.0	39.2

      The higher 2001 effective tax rate and magnitude of reconciling items is primarily due to the effects of changes in foreign tax rates, non-deductible foreign charges included in “Restructuring and other (recoveries) charges, net” and the relatively low level of income before income taxes compared with such items. In June 2001, legislation was enacted in Canada that prospectively reduced income tax rates applicable to Ryder’s Canadian operations. This resulted in a one-time reduction in Ryder’s related deferred taxes of $7 million, which partially offset the increase in the effective tax rate in 2001.

      The components of the net deferred income tax liability were as follows:

	December 31

	2003	2002

	(In thousands)

Deferred income tax assets:
Self-insurance reserves	$72,565	72,575
Net operating loss carryforwards	177,289	208,251
Alternative minimum taxes	30,905	30,905
Accrued compensation and benefits	31,603	30,110
Lease accruals and reserves	12,428	18,342
Pension benefits	58,897	79,589
Miscellaneous other accruals	45,992	46,340

	429,679	486,112
Valuation allowance	(10,331)	(14,392)

	419,348	471,720

Deferred income tax liabilities:
Property and equipment bases difference	(1,280,002)	(1,250,669)
Other items	(31,640)	(30,214)

	(1,311,642)	(1,280,883)

Net deferred income tax liability(1)	$(892,294)	(809,163)

(1)	Deferred tax assets of $1 million and $11 million have been included in“Prepaid expenses and other current assets” at December 31, 2003 and 2002, respectively.

     Deferred taxes have not been provided on temporary differences related to our investments in foreign subsidiaries that are considered permanent in duration. These temporary differences consist primarily of undistributed foreign earnings of $226 million at December 31, 2003. A full foreign tax provision has been made on these undistributed foreign earnings. Determination of the amount of deferred taxes on these temporary differences is not practicable due to foreign tax credits and exclusions.

      Ryder had net operating loss carryforwards (tax effected) for federal and state income tax purposes of $177 million at December 31, 2003, expiring through 2023. We expect to utilize these carryforwards before their expiration dates. Ryder had unused alternative minimum tax credits, for tax purposes, of $31 million at December 31, 2003 available to reduce future income tax liabilities. The alternative minimum tax credits may be carried forward indefinitely. A valuation allowance has been established to reduce deferred income tax assets, principally foreign tax loss carryforwards to amounts expected to be realized.

      Income taxes paid (refunded) totaled $27 million in 2003, $15 million in 2002 and $(12) million in 2001, including amounts related to both continuing and discontinued operations.

      The Internal Revenue Service (IRS) has closed audits of our federal income tax returns through fiscal year 1994. The audit of our federal income tax returns for 1995 through 1997 is currently in the appeals process with the IRS. Management believes that the ultimate outcome of the audit will not result in a material impact on our consolidated results of operations or financial position. In 2003, the IRS began auditing our federal income tax returns for 1998 through 2000. In the normal course of business, we are subject to challenges from the IRS and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. The amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued. Management believes that taxes accrued on the consolidated balance sheet fairly represent the amount of future tax liability due by Ryder.

13.  DEBT

	December 31

	2003	2002

	(In thousands)

U.S. commercial paper	$115,000	117,500
Unsecured U.S. notes:
Debentures, 6.50% to 9.88%, due 2005 to 2017	325,810	325,749
Medium-term notes, 4.00% to 8.10%, due 2004 to 2025	732,034	727,000
Unsecured foreign obligations (principally pound sterling), 1.38% to 15.50%, due 2004 to 2007	197,594	229,032
Asset-backed securities, 5.81% to 7.70%, due 2005 to 2012 (1)	294,991	—
Other debt, including capital leases	136,180	127,898

Total debt before interest rate swaps	1,801,609	1,527,179
Fair market value adjustment on notes subject to hedging (2)	14,291	24,289

Total debt	1,815,900	1,551,468
Current portion	(366,411)	(162,369)

Long-term debt	$1,449,489	1,389,099

(1)	The asset-backed securities represent outstanding debt of consolidated securitization trusts deemed VIEs. The asset-backed securities are collateralized by cash reserve deposits (included in “Direct financing leases and other assets”) and revenue earning equipment of the securitization trusts totaling $350 million as of December 31, 2003.

(2)	Fair market value of executed interest rate swaps totaling $322 million designated as fair value hedges.

     Debt maturities (including sinking fund requirements) during the five years subsequent to December 31, 2003 are as follows:

Debt
Maturities

(In thousands)

2004	$366,411
2005	327,407
2006	409,100
2007	257,372
2008	117,226

      Ryder can borrow up to $860 million through a global revolving credit facility with a syndicate of lenders. The facility is composed of $300 million, which matures in May 2004 and is renewable annually and $560 million, which matures in May 2006. The primary purposes of the credit facility are to finance working capital and provide support for the issuance of commercial paper. At Ryder’s option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s annual facility fee ranges from 12.5 to 15.0 basis points applied to the total facility of $860 million based on Ryder’s current credit ratings. At December 31, 2003, $701 million was available under this global revolving credit facility. Of this amount, $300 million was available at a maturity of less than one year. Foreign borrowings of $44 million were outstanding under the facility at December 31, 2003. In order to maintain availability of funding, the global revolving credit facility requires Ryder to maintain a ratio of debt to consolidated tangible net worth, as defined, of less than or equal to 300%. The ratio at December 31, 2003 was 120%.

      The weighted-average interest rates for outstanding U.S. commercial paper at December 31, 2003 and 2002 were 1.22% and 1.69%, respectively. U.S. commercial paper is classified as long-term debt since it is backed by the long-term revolving credit facility previously discussed.

      During both 2003 and 2002, Ryder added capital lease obligations of $67 million in connection with the extension of existing operating leases of revenue earning equipment and other additions.

     During 2003, Ryder filed a universal shelf registration statement with the Securities and Exchange Commission to issue up to $800 million of securities, including $107 million of available securities that were carried forward from an existing shelf registration statement. In October 2003, the universal shelf registration statement became effective and Ryder established an $800 million program for the issuance of debt securities. Proceeds from debt issuances under the universal shelf registration statement are expected to be used for capital expenditures, acquisitions, debt refinancings and general corporate purposes. As of December 31, 2003, Ryder had $800 million of debt securities available for issuance under the latest registration statement. Ryder had unamortized original issue discounts of $15 million and $16 million for the medium-term notes and debentures at December 31, 2003 and 2002, respectively.

      At December 31, 2003 and 2002, Ryder had letters of credit outstanding totaling $162 million and $152 million, respectively, which primarily guarantee various insurance activities. See Note 15 — “Guarantees” for further discussion on outstanding letters of credit.

      Interest paid totaled $94 million in 2003, $94 million in 2002 and $121 million in 2001.

14.  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

       Interest Rate Risk

      From time to time, we enter into interest rate swap and cap agreements to manage our fixed and variable interest rate exposure and to better match the repricing of debt instruments to that of our portfolio of assets. We assess the risk that changes in interest rates will have either on the fair value of debt obligations or on the amount of future interest payments by monitoring changes in interest rate exposures and by evaluating hedging opportunities. Ryder regularly monitors interest rate risk attributable to both Ryder’s outstanding or forecasted debt obligations as well as Ryder’s offsetting hedge positions. This risk management process involves the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on Ryder’s future cash flows.

      During 2002, Ryder entered into interest rate swap agreements designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. At December 31, 2003, these interest rate swap agreements effectively changed $322 million of fixed rate debt instruments with a weighted-average fixed interest rate of 6.7% to LIBOR-based floating rate debt at a current weighted-average rate of 3.0%. The fair value of the interest rate swap agreements was classified in “Direct financing leases and other assets.” Changes in the fair value of the interest rate swaps are offset by changes in the fair value of the debt instruments and no net gain or loss is recognized in earnings. During 2003 and 2002, the (decrease) increase in the fair value of interest rate swaps totaled $(10) million and $24 million, respectively. These contracts mature from July 2004 to October 2007.

      During 2002, Ryder also entered into two interest rate cap agreements covering a total notional amount of $160 million. These cap agreements mature in October and November of 2005. The interest rate cap agreements serve as an economic hedge against increases in interest rates and have not been designated as hedges for accounting purposes. The fair value of the interest rate cap agreements was classified in “Direct financing leases and other assets”. During 2003 and 2002, the decrease in the fair value of interest rate caps totaled approximately $0.4 million and $2 million, respectively and was reflected as interest expense.

      During 2001, Ryder entered into an interest rate swap with a notional value of $22 million. The swap was accounted for as a cash flow hedge whereby we receive foreign variable interest payments in exchange for making fixed interest payments. The swap agreement matures in 2004. The fair value of the swap is recognized as an adjustment to accumulated other comprehensive loss. We expect that any amounts that will be reclassified to earnings from accumulated other comprehensive loss will be immaterial.

      We estimate the fair value of derivatives based on dealer quotations. For the years ended December 31, 2003 and 2002, there was no measured ineffectiveness in Ryder’s designated hedging transactions.

       Currency Risk

      From time to time, we use forward exchange contracts and cross-currency swaps to manage our exposure to movements in foreign exchange rates. In November 2002, Ryder entered into a five-year $78 million cross-currency swap to hedge our investment in a foreign subsidiary. The hedge is effective in eliminating the risk of foreign currency movements on the investment and as such, it is accounted for under the net investment hedging rules. For the years ended December 31, 2003 and 2002, losses of $6 million and $2 million, respectively, attributed to the cross-currency swaps have been reflected in the currency translation adjustment account within “Accumulated other comprehensive loss.”

       Fair Value

      The following table represents the carrying amounts and estimated fair values of certain of Ryder’s financial instruments at December 31, 2003 and 2002. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties (fair values were based on dealer quotations that represent the discounted future cash flows through maturity or expiration using current rates):

	December 31

	2003		2002

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

	(In thousands)

Assets:
Interest rate swaps	$14,291	14,291	24,289	24,289
Interest rate caps	140	140	500	500

Liabilities:
Total debt(1)	1,736,763	1,834,820	1,480,703	1,565,663
Cross-currency swap	8,614	8,614	2,340	2,340

(1)	The carrying amount of total debt excludes capital leases of $79 million and $71 million as of December 31, 2003 and 2002, respectively.

     The carrying amounts of all other instruments approximated fair value as of December 31, 2003 and 2002.

15.  GUARANTEES

      In the ordinary course of business, Ryder provides certain guarantees or indemnifications to third parties as part of certain lease, financing and sales agreements. Certain guarantees and indemnifications, whereby Ryder may be contingently required to make a payment to a third-party, are required to be disclosed even if the likelihood of payment is considered remote. Ryder’s financial guarantees as of December 31, 2003 consisted of the following:

	Maximum	Carrying
	Exposure of	Amount of
Guarantee	Guarantee	Liability

	(In thousands)

Vehicle residual value guarantees:
Sale and leaseback arrangements - end of term guarantees(1)	$25,283	3,433
Finance lease program	3,797	1,294
Used vehicle financing	4,780	1,892
Standby letters of credit	14,335	—

Total	$48,195	6,619

(1)	Amounts exclude contingent rentals associated with residual value guarantees on certain vehicles held under operating leases for which the guarantees are conditional upon early termination of the lease agreement as a result of a vehicle disposal. Ryder’s maximum exposure for early lease termination guarantees was approximately $203 million, with $7 million recorded as a liability at December 31, 2003.

     As more fully described in Note 11 – “Leases,” Ryder has entered into transactions for the sale and operating leaseback of revenue earning equipment. The transactions resulted in Ryder providing the lessors with residual value guarantees at the end of the lease term. Therefore, to the extent that the sales proceeds from the final disposition of the vehicles are lower than the residual value guarantees, Ryder is required to make payment for the remaining amount. Ryder’s maximum exposure for such guarantees was approximately $25 million, with $3 million recorded as a liability at December 31, 2003.

     Ryder provides vehicle residual value guarantees to an independent third-party relating to a now-terminated customer finance lease program. To the extent that the sales proceeds from the final disposition of the assets are lower than the residual value guarantee, Ryder is required to make payment for the remaining amount. At December 31, 2003, our maximum exposure under this program was approximately $4 million, of which $1 million was recorded. This finance lease program was replaced with a new program in 2003, where we no longer provide any form of residual value guarantee.

      Ryder maintains agreements with independent third-parties for the financing of used vehicle purchases by customers. The agreements require that Ryder provide financial guarantees on defaulted customer contracts up to a maximum exposure amount. At December 31, 2003, our maximum exposure to loss under these programs was approximately $5 million, of which $2 million was recorded.

      At December 31, 2003, Ryder had outstanding letters of credit that primarily guarantee various insurance activities. Certain of these letters of credit guarantee insurance activities associated with insurance claim liabilities transferred in conjunction with the sale of certain businesses reported as discontinued operations in previous years. To date, the insurance claims, representing per claim deductibles payable under third-party insurance policies, have been paid by the companies that assumed such liabilities. However, if all or a portion of the assumed claims of approximately $14 million are unable to be paid, the third-party insurers may have recourse against certain of the outstanding letters of credit provided to us in order to satisfy the unpaid claim deductibles. In 2003, Ryder resolved several long-standing matters with the purchaser of the businesses referred to above, which did not impact the 2003 results. Under the terms of the settlement agreement, we obtained letters of credit in our favor for the assumed claims of $4 million, thus reducing our potential exposure to these claims. We will receive an additional letter of credit in the amount of $1 million each quarter through the third quarter of 2005. At such time, and periodically thereafter, an actuarial valuation will be made to determine the remaining amount of the insurance claim liabilities and the letters of credit issued in our favor will be adjusted accordingly.

16.  SHAREHOLDERS’ EQUITY

      In March 1996, Ryder granted its shareholders Preferred Stock Purchase Rights (Rights), which were to expire on March 18, 2006. The Rights contained provisions to protect shareholders from an unsolicited attempt to acquire Ryder that the Board of Directors did not believe to be in the best interest of Ryder’s shareholders. The Rights were subject to anti-dilution provisions and were not exercisable, transferable or exchangeable apart from the common stock until the occurrence of certain events. The Rights entitled the holder to purchase common stock of Ryder (or the surviving corporation) at a discount from market price. The Rights had no voting rights and were redeemable, at Ryder’s option, at a price of $0.01 per Right.

      On December 26, 2003, Ryder’s Board of Directors approved and adopted an amendment to its shareholder rights plan. Under the terms of the amendment, the Rights expired at the close of business on December 31, 2003, rather than on March 18, 2006, effectively terminating the shareholder rights plan.

17.  EMPLOYEE STOCK OPTION AND STOCK PURCHASE PLANS

       Option Plans

      Ryder sponsors various stock option and incentive plans which provide for the granting of options to employees and directors for purchase of common stock at prices equal to fair market value at the time of grant. Options granted under all plans are for terms not exceeding 10 years and are exercisable cumulatively 20% to 50% each year based on the terms of the grant.

      Key employee plans also provide for the issuance of stock appreciation rights, limited stock appreciation rights, restricted stock or stock units at no cost to the employee. The value of restricted stock, equal to the fair market value at the time of grant, is recorded in shareholders’ equity as deferred compensation and recognized as compensation expense as the restricted stock vests over the periods established for each grant. In 2003, 2002 and 2001, Ryder granted 72,350, 7,000 and 167,575 shares of restricted stock at a weighted-average grant date fair value of $23.69, $26.83 and $20.62, respectively. Amortization of restricted stock totaled approximately $1 million in 2003, 2002 and 2001. Awards under a non-employee director plan may also be granted in tandem with restricted stock units at no cost to the grantee; 6,297, 4,491 and 3,502 restricted stock units were granted under the non-employee director plan in 2003, 2002 and 2001, respectively. This compensation expense was not significant in 2003, 2002 or 2001. Outstanding restricted stock and the weighted-average grant date fair value of outstanding restricted stock as of December 31, 2003 was 276,924 shares and $21.14 per share, respectively.

      The following table summarizes the status of our stock option plans:

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

	(Shares in thousands)

Beginning of year	8,619	$25.18	8,914	$24.43	8,772	$24.76
Granted	1,150	22.39	1,292	26.91	849	20.45
Exercised	(1,700)	22.25	(1,342)	21.92	(233)	17.32
Forfeited	(1,264)	25.07	(245)	24.88	(474)	26.80

End of year	6,805	$25.46	8,619	$25.18	8,914	$24.43

Exercisable at end of year	4,576	$26.40	5,576	$26.55	5,007	$27.01

Available for future grant	4,481	N/A	4,160	N/A	5,151	N/A

      Information about options in various price ranges at December 31, 2003 follows:

	Options Outstanding			Options Exercisable

		Remaining	Weighted-		Weighted-
		Life	Average		Average
Price Ranges	Shares	(in years)	Price	Shares	Price

	(Shares in thousands)

$10.00-20.00	845	6.4	$17.78	818	$17.73
20.00-25.00	1,975	5.8	21.80	518	21.68
25.00-30.00	3,102	4.0	27.12	2,357	27.16
30.00-38.00	883	3.5	35.19	883	35.19

Total	6,805	4.8	$25.46	4,576	$26.40

       Purchase Plans

      The Employee Stock Purchase Plan provides for periodic offerings to substantially all U.S. and Canadian employees to subscribe to purchase shares of Ryder’s common stock at 85% of the fair market value of the stock on either the date of offering or the last day of the purchase period, whichever is less. The stock purchase plan currently in effect provides for quarterly purchase periods. The U.K. Share Investment Plan provides for periodic offerings to substantially all U.K. employees to subscribe to shares of Ryder’s common stock at the fair market value on the date of the offering.

      The following table summarizes the status of Ryder’s stock purchase plans:

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

	(Shares in thousands)

Beginning of year	—	$—	40	$30.28	63	$26.81
Granted	547	19.90	436	20.53	413	15.44
Exercised	(547)	19.90	(436)	20.53	(413)	15.44
Forfeited	—	—	(40)	30.28	(23)	20.66

End of year	—	$—	—	$—	40	$30.28

Exercisable at end of year	—	N/A	—	N/A	—	N/A

Available for future grant	733	N/A	1,280	N/A	1,676	N/A

      The following table sets forth the assumptions used in Ryder’s valuation of stock option grants for pro forma disclosures of stock-based compensation determined under the fair value method of accounting:

	Years ended December 31

	2003	2002	2001

Dividend yield	1.7%	2.7%	2.7%
Expected volatility	29.7%	29.6%	27.0%
Option plans:
Risk-free interest rate	3.3%	4.7%	4.9%
Weighted-average expected life	6 years	6 years	7 years
Weighted-average grant-date fair value per option	$5.74	$7.52	$5.69
Purchase plans:
Risk-free interest rate	1.2%	2.0%	3.3%
Weighted-average expected life	.25 year	.25 year	.25 year
Weighted-average grant-date fair value per option	$4.75	$5.09	$3.65

18.  EARNINGS PER SHARE INFORMATION

      A reconciliation of the number of shares used in computing basic and diluted EPS follows:

	Years ended December 31

	2003	2002	2001

	(In thousands)

Weighted-average shares outstanding — Basic	62,954	61,571	60,083
Effect of dilutive options and unvested restricted stock	917	1,016	582

Weighted-average shares outstanding — Diluted	63,871	62,587	60,665

Anti-dilutive options not included above	3,231	4,368	6,793

19.  EMPLOYEE BENEFIT PLANS

       Pension Plans

      Ryder sponsors several defined benefit pension plans covering most employees not covered by union-administered plans, including certain employees in foreign countries. These plans generally provide participants with benefits based on years of service and career-average compensation levels. The funding policy for these plans is to make contributions based on annual service costs plus amortization of unfunded past service liability but not greater than the maximum allowable contribution deductible for Federal income tax purposes. The majority of the plans’ assets are invested in a master trust which, in turn, is primarily invested in listed stocks and bonds. Ryder also contributed to various defined benefit, union-administered and multi-employer plans for employees under collective bargaining agreements.

      Pension expense (income) was as follows:

	Years ended December 31

	2003	2002	2001

	(In thousands)
Company-administered plans:
Service cost	$34,141	29,196	26,248
Interest cost	66,687	60,330	58,306
Expected return on plan assets	(64,250)	(75,731)	(91,248)
Amortization of transition asset	(26)	(24)	(23)
Recognized net actuarial loss	39,943	9,508	514
Amortization of prior service cost	2,276	2,276	2,508

	78,771	25,555	(3,695)
Union-administered plans	3,677	3,384	2,912

Net pension expense (income)	$82,448	28,939	(783)

Company-administered plans:
U.S.	$61,941	13,447	(11,750)
Non-U.S.	16,830	12,108	8,055

	78,771	25,555	(3,695)
Union-administered plans	3,677	3,384	2,912

	$82,448	28,939	(783)

      The following table sets forth the weighted-average actuarial assumptions used for Ryder’s pension plans in determining annual pension expense:

	U.S. Plans January 1			Non-U.S. Plans January 1

	2003	2002	2001	2003	2002	2001

Discount rate	6.50%	7.00%	7.50%	5.68%	5.64%	5.69%
Rate of increase in compensation levels	5.00%	5.00%	5.00%	3.50%	3.50%	3.50%
Expected long-term rate of return on plan assets	8.50%	8.75%	9.25%	8.40%	8.40%	8.40%
Transition amortization in years	9	6	6	8	9	10
Gain and loss amortization in years	9	6	6	8	8	8

      The return on plan assets reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plans. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns in the plan assets.

      The following table sets forth the balance sheet impact, as well as the benefit obligations, assets and funded status associated with Ryder’s pension plans:

	December 31

	2003	2002

	(In thousands)

Change in benefit obligations:
Benefit obligations at January 1,	$1,023,582	922,010
Service cost	34,141	29,196
Interest cost	66,687	60,330
Actuarial loss	99,793	38,551
Benefits paid	(41,956)	(39,450)
Foreign currency exchange rate changes	20,705	12,945

Benefit obligations at December 31,	1,202,952	1,023,582

Change in plan assets:
Fair value of plan assets at January 1,	756,464	881,803
Actual return on plan assets	164,551	(124,560)
Employer contribution	67,768	26,471
Plan participants’ contributions	2,685	2,889
Benefits paid	(41,956)	(39,450)
Foreign currency exchange rate changes	15,378	9,311

Fair value of plan assets at December 31,	964,890	756,464

Funded status	(238,062)	(267,118)
Unrecognized transition asset	(234)	(237)
Unrecognized prior service cost	10,950	13,156
Unrecognized net actuarial loss	369,226	403,750

Net amount recognized	$141,880	149,551

      Amounts recognized in the balance sheet consist of:

	December 31

	2003	2002

	(In thousands)

Accrued benefit liability (accrued expenses)	$(159,442)	(217,942)
Intangible assets	10,950	13,156
Accumulated other comprehensive loss (pre-tax)	290,372	354,337

Net amount recognized	$141,880	149,551

      Information related to Ryder’s pension plans with accumulated benefit obligations in excess of the fair value of plan assets is as follows:

	U.S. Plans December 31		Non-U.S. Plans December 31		Total December 31

	2003	2002	2003	2002	2003	2002

			(In thousands)

Projected benefit obligation	$1,004,520	866,233	198,432	157,349	1,202,952	1,023,582
Fair value of plan assets	812,654	651,538	152,236	104,926	964,890	756,464

Funded status	$(191,866)	(214,695)	(46,196)	(52,423)	(238,062)	(267,118)

Accumulated benefit obligation	$932,759	824,735	191,573	149,261	1,124,332	973,996

      Our annual measurement dates are December 31 for both U.S. and Non-U.S. pension plans. The following table sets forth the weighted-average actuarial assumptions used for Ryder’s pension plans in determining funded status:

	U.S. Plans		Non-U.S. Plans
	December 31		December 31

	2003	2002	2003	2002

Discount rate	6.00%	6.50%	5.61%	5.68%
Rate of increase in compensation levels	5.00%	5.00%	3.50%	3.50%

      The percentage of fair value of total assets by asset category and target allocations is as follows:

	U.S. Plans				Non-U.S. Plans

	Actual				Actual
	December 31		Target		December 31		Target

	2003	2002	2003	2002	2003	2002	2003	2002

Asset category:
Equity securities	75%	74%	70%	70%	76%	73%	77%	77%
Debt securities	23%	24%	26%	26%	22%	25%	23%	23%
Other	2%	2%	4%	4%	2%	2%	0%	0%

	100%	100%	100%	100%	100%	100%	100%	100%

      Ryder’s investment strategy for the pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits. The plans utilize several investment strategies, including actively managed equity and fixed income strategies and index funds. The investment policy establishes a target allocation for each asset class. Deviations between actual pension plan asset allocations and targeted asset allocations may occur as a result of investment performance during a month. Rebalancing of our pension plan asset portfolios occurs each month based on the prior month’s ending balances.

      Pension contributions for 2004 for Ryder’s U.S. pension plans and non-U.S. pension plans are estimated to be $27 million and $14 million, respectively.

       Savings Plans

      Ryder also has defined contribution savings plans that are available to substantially all U.S. employees. Ryder’s contributions to the plans, which are based on employee contributions and the level of Ryder performance, totaled $15 million in 2003, $13 million in 2002 and $14 million in 2001.

       Supplemental Pension and Deferred Compensation Plans

      Ryder has a non-qualified supplemental pension plan covering certain U.S. employees, which provides for incremental pension payments from Ryder’s funds so that total pension payments equal amounts that would have been payable from Ryder’s principal pension plans if it were not for limitations imposed by income tax regulations. The accrued pension expense liability related to this plan was $23 million and $19 million at December 31, 2003 and 2002, respectively.

      Ryder also has deferred compensation plans that permit eligible U.S. employees, officers and directors to defer a portion of their compensation. The deferred compensation liability, including Ryder matching amounts and accumulated earnings, totaled $23 million and $19 million at December 31, 2003 and 2002, respectively.

      Ryder has established grantor trusts (Rabbi Trusts) to provide funding for benefits payable under the supplemental pension plan, deferred compensation plans and long-term incentive plans. The assets held in the trusts at December 31, 2003 and 2002 amounted to $21 million and $32 million, respectively. The Rabbi Trusts’ assets consist of short-term cash investments and a managed portfolio of equity securities, including Ryder’s common stock. These assets, except for the investment in Ryder’s common stock, are included in “Direct financing leases and other assets” in the accompanying balance sheets because they are available to the general creditors of Ryder in the event of Ryder’s insolvency. The equity securities are classified as trading assets and stated at fair value. Both realized and unrealized gains and losses are included in “Miscellaneous income, net.” The fair value of the Rabbi Trusts’ investment in Ryder’s common stock as of December 31, 2003 and 2002, was $3 million and $2 million, respectively. The investment in Ryder’s common stock is reflected at historical cost and included in shareholders’ equity in the accompanying balance sheet.

       Postretirement Benefits Other than Pensions

      Ryder sponsors plans that provide retired employees with certain healthcare and life insurance benefits. Substantially all employees not covered by union-administered health and welfare plans are eligible for the healthcare benefits. Healthcare benefits for Ryder’s principal plans are generally provided to qualified retirees under age 65 and eligible dependents. Generally these plans require employee contributions which vary based on years of service and include provisions which limit Ryder contributions.

      Total periodic postretirement benefit expense was as follows:

	Years ended December 31

	2003	2002	2001

	(In thousands)

Service cost	$957	911	999
Interest cost	2,546	2,564	2,247
Recognized net actuarial loss (gain)	564	(68)	2,007
Amortization of prior service credit	(1,157)	(1,157)	(1,157)

Postretirement benefit expense	$2,910	2,250	4,096

Company-administered plans:
U.S.	$2,708	2,085	3,177
Non-U.S.	202	165	919

	$2,910	2,250	4,096

      Assumptions used in determining periodic postretirement benefit expenses were as follows:

	U.S. Plans			Non-U.S. Plans
	January 1			January 1

	2003	2002	2001	2003	2002	2001

Discount rate	6.50%	7.00%	7.50%	6.75%	6.75%	7.00%

      Ryder’s postretirement benefit plans are not funded. The following table sets forth the balance sheet impact, as well as the benefit obligations and rate assumptions associated with Ryder’s postretirement benefit plans:

	December 31

	2003	2002

	(In thousands)

Benefit obligations at January 1,	$39,883	32,234
Service cost	957	911
Interest	2,546	2,564
Actuarial loss	3,107	8,098
Benefits paid	(3,697)	(3,934)
Curtailment	(571)	—
Foreign currency exchange rate changes	243	10

Benefit obligations at December 31,	42,468	39,883
Unrecognized prior service credit	5,238	6,394
Unrecognized net actuarial loss	(11,591)	(9,605)

Accrued postretirement benefit obligation	$36,115	36,672

      Our annual measurement dates are December 31 for both U.S. and Non-U.S. postretirement benefit plans. Assumptions used in determining accrued postretirement benefit obligations are as follows:

	U.S. Plan		Non-U.S. Plan
	December 31		December 31

	2003	2002	2003	2002

Discount rate	6.00%	6.50%	6.25%	6.75%
Rate of increase in compensation levels	5.00%	5.00%	3.50%	3.50%
Health care cost trend rate assumed for next year	11.00%	13.00%	9.00%	9.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	6.00%	6.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2010	2010	2011	2011

      Changing the assumed healthcare cost trend rates by 1% in each year would not have a material effect on the accumulated postretirement benefit obligation as of December 31, 2003 or postretirement benefit expense for 2003.

20.  ENVIRONMENTAL MATTERS

      Our operations involve storing and dispensing petroleum products, primarily diesel fuel. In 1988, the U.S. Environmental Protection Agency (EPA) issued regulations that established requirements for testing and replacing underground storage tanks. During 1998, we completed our tank replacement program to comply with the regulations. In addition, Ryder has received notices from the EPA and others that it has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, the Superfund Amendments and Reauthorization Act and similar state statutes and may be required to share in the cost of cleanup of 28 identified disposal sites.

      Ryder’s environmental expenses, which included remediation costs as well as normal recurring expenses such as licensing, testing and waste disposal fees were $12 million, $10 million and $7 million in 2003, 2002 and 2001, respectively. The carrying amount of Ryder’s environmental liabilities was $15 million at December 31, 2003 and $12 million at December 31, 2002.

      The ultimate cost of Ryder’s environmental liabilities cannot presently be projected with certainty due to the presence of several unknown factors, primarily the level of contamination, the effectiveness of selected remediation methods, the stage of investigation at individual sites, the determination of Ryder’s liability in proportion to other responsible parties and the recoverability of such costs from third parties.

Based on information presently available, management believes that the ultimate disposition of these matters, although potentially material to the results of operations in any one year, will not have a material adverse effect on Ryder’s financial condition or liquidity.

21.  OTHER MATTERS

      Ryder is a party to various other claims, legal actions and complaints arising in the ordinary course of business. While any proceeding or litigation has an element of uncertainty, management believes that the disposition of these matters will not have a material impact on the consolidated financial position, liquidity or results of operations of Ryder.

22.  SEGMENT REPORTING

      Ryder’s operating segments are aggregated into reportable business segments based primarily upon similar economic characteristics, products, services and delivery methods. Ryder operates in three reportable business segments: (1) FMS, which provides full service leasing, commercial rental and programmed maintenance of trucks, tractors and trailers to customers, principally in the U.S., Canada and the U.K.; (2) SCS, which provides comprehensive supply chain consulting and lead logistics management solutions that support customers’ entire supply chains, from inbound raw materials through distribution of finished goods throughout North America, in Latin America, Europe and Asia; and (3) DCC, which provides vehicles and drivers as part of a dedicated transportation solution, principally in North America.

      The primary measurement of segment financial performance, defined as “Net Before Taxes” (NBT), includes an allocation of Central Support Services (CSS) and excludes goodwill impairment, goodwill amortization and restructuring and other recoveries (charges), net. CSS represents those costs incurred to support all business segments, including sales and marketing, human resources, finance, corporate services, information technology, health and safety, legal and communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and as such, remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, corporate communications, public affairs and certain executive compensation. CSS costs attributable to the business segments are generally allocated to FMS, SCS and DCC as follows:

•	Sales and marketing, finance, corporate services and health and safety — allocated based upon estimated and planned resource utilization.

•	Human resources — individual costs within this category are allocated in several ways, including allocation based on estimated utilization and number of personnel supported.

•	Information Technology — allocated principally based upon utilization-related metrics such as number of users or minutes of CPU time. Customer-related project costs are allocated to the business segment responsible for the project.

•	Other — represents purchasing, legal, and other centralized costs and expenses including certain incentive compensation costs. Expenses, where allocated, are based primarily on the number of personnel supported.

      Each business segment follows the same accounting policies as described in Note 1 — “Summary of Significant Accounting Policies.” These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

      Business segment revenue and NBT is presented below:

	Years ended December 31

	2003	2002	2001

	(In thousands)

Revenue from external customers:
Fleet Management Solutions	$2,925,135	2,870,005	3,017,280
Supply Chain Solutions	1,362,428	1,388,299	1,453,881
Dedicated Contract Carriage	514,731	517,961	534,962

	4,802,294	4,776,265	5,006,123
Inter-segment revenue:
Fleet Management Solutions	306,540	313,017	335,260
Eliminations	(306,540)	(313,017)	(335,260)

Total revenue	$4,802,294	4,776,265	5,006,123

NBT:
Fleet Management Solutions	$195,493	214,384	194,398
Supply Chain Solutions	41,254	(6,221)	(6,760)
Dedicated Contract Carriage	33,516	31,157	34,755
Eliminations	(33,586)	(34,636)	(36,989)

	236,677	204,684	185,404
Unallocated Central Support Services	(24,432)	(24,585)	(25,396)
Goodwill amortization	—	—	(12,738)
Restructuring and other recoveries (charges), net	230	(4,216)	(116,564)

Earnings before income taxes and cumulative effect of changes in accounting principles	$212,475	175,883	30,706

      The FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to the SCS and DCC segments. Inter-segment revenues and NBT are accounted for at approximate fair value as if the transactions were made with independent third parties. NBT related to inter-segment equipment and services billed to customers (equipment contribution) is included in both FMS and the business segment which served the customer, then eliminated (presented as “Eliminations”). Equipment contribution included in SCS NBT was $15 million in 2003, $15 million in 2002 and $17 million in 2001. Equipment contribution included in DCC NBT was $18 million in 2003, $19 million in 2002 and $20 million in 2001.

	Years ended December 31

	2003	2002	2001

	(In thousands)

Depreciation expense(1):
Fleet Management Solutions	$594,950	517,302	509,652
Supply Chain Solutions	27,102	32,623	32,373
Dedicated Contract Carriage	1,970	2,067	2,744
Central Support Services	558	499	716

Total	$624,580	552,491	545,485

(1)	Depreciation expense associated with CSS assets are allocated to business segments based upon estimated and planned asset utilization. Depreciation expense totaling $16 million, $19 million and $18 million during 2003, 2002 and 2001, respectively, associated with CSS assets was allocated to other business segments.

     Gains on sales of revenue earning equipment, net of selling and equipment preparation cost reflected in FMS, totaled $16 million, $14 million and $12 million in 2003, 2002 and 2001, respectively.

	Years ended December 31

	2003	2002	2001

	(In thousands)

Amortization expense and other non-cash charges (credits), net:
Fleet Management Solutions	$(693)	4,884	35,653
Supply Chain Solutions	(853)	482	47,543
Dedicated Contract Carriage	(30)	(7)	431
Central Support Services	4,839	3,354	7,286

Total	$3,263	8,713	90,913

      Interest expense is primarily allocated to the FMS segment since such borrowings are used principally to fund the purchase of revenue earning equipment used in FMS; however, with the availability of segment balance sheet information since 2002 (including targeted segment leverage ratios), interest expense (income) is also reflected in SCS and DCC. Interest expense (income) for the business segments is presented below:

	Years ended December 31

	2003	2002	2001

	(In thousands)

Interest expense:
Fleet Management Solutions	$94,600	88,185	111,032
Supply Chain Solutions	3,696	6,416	5,321
Dedicated Contract Carriage	(2,579)	(3,087)	19
Central Support Services	452	204	2,177

Total	$96,169	91,718	118,549

      The following table sets forth total assets as provided to the chief operating decision-maker for each of Ryder’s reportable business segments:

	December 31

	2003	2002

	(In thousands)

Assets:
Fleet Management Solutions	$4,777,691	4,241,095
Supply Chain Solutions	366,307	366,954
Dedicated Contract Carriage	110,311	113,479
Central Support Services	146,636	185,773
Eliminations	(122,342)	(140,319)

Total	$5,278,603	4,766,982

      The following table sets forth total capital expenditures for each of Ryder’s reportable business segments:

	Years ended December 31

	2003	2002	2001

	(In thousands)

Capital expenditures:
Fleet Management Solutions(1),(2)	$704,419	576,067	597,698
Supply Chain Solutions	14,666	17,625	35,684
Dedicated Contract Carriage	732	344	1,218
Central Support Services	5,313	6,265	21,997

Total	$725,130	600,301	656,597

(1)	Excludes non-cash additions of $67 million for both 2003 and 2002 in assets held under capital leases, resulting from the extension of existing operating leases and other additions.
(2)	Excludes acquisitions of $97 million in 2003 primarily comprised of long-lived assets.

       Geographic Information

	Years ended December 31

	2003	2002	2001

	(In thousands)

Revenue:
United States	$3,933,283	3,993,368	4,218,163
Foreign	869,011	782,897	787,960

Total	$4,802,294	4,776,265	5,006,123

Long-lived assets:
United States	$2,899,096	2,439,436	2,489,338
Foreign	653,842	589,055	556,659

Total	$3,552,938	3,028,491	3,045,997

      We believe that our diversified portfolio of customers across a full array of transportation and logistics solutions and across many industries will help to mitigate the impact of adverse downturns in specific sectors of the economy in the near to medium-term. Our portfolio of full service lease and commercial rental customers is not concentrated in any one particular industry or geographic region; however, the largest concentration is in non-cyclical industries such as food, groceries and beverages. While Ryder derives a significant portion of its SCS revenue (approximately 55% in 2003) from the automotive industry, the business is derived from numerous manufacturers and suppliers of original equipment parts. None of our customers constitute more than 10% of total revenue.

SUPPLEMENTARY DATA

(Unaudited)

				Earnings per
				Common Share
		Earnings		Before
		Before		Cumulative
		Cumulative		Effect of Changes		Net Earnings/
		Effect of		in Accounting		(Loss) per
		Changes in	Net	Principles		Common Share
		Accounting	Earnings/
	Revenue	Principles	(Loss)	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)

2003
First quarter	$1,194,375	20,940	19,771	0.34	0.33	0.32	0.31
Second quarter	1,197,400	34,682	34,682	0.55	0.55	0.55	0.55
Third quarter	1,193,603	40,507	37,553	0.64	0.63	0.59	0.58
Fourth quarter	1,216,916	39,430	39,430	0.62	0.61	0.62	0.61

Total	$4,802,294	135,559	131,436	2.15	2.12	2.09	2.06

2002
First quarter	$1,149,917	16,853	(2,046)	0.28	0.27	(0.03)	(0.03)
Second quarter	1,209,318	29,512	29,512	0.48	0.47	0.48	0.47
Third quarter	1,212,363	33,784	33,784	0.55	0.54	0.55	0.54
Fourth quarter	1,204,667	32,416	32,416	0.52	0.52	0.52	0.52

Total	$4,776,265	112,565	93,666	1.83	1.80	1.52	1.50

      Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

Ryder System, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E

		Additions

	Balance at	Charged to	Transferred		Balance at
	Beginning	Costs &	to Other		End of
Description	of Period	Expenses	Accounts(1)	Deductions(2)	Period

	(In thousands)

2003
Allowance for doubtful accounts	$8,003	8,461	—	7,103	9,361
Reserve for residual value lease agreements	$27,770	10,532	—	27,768	10,534
Self-insurance reserves	$241,350	147,045	—	130,096	258,299
Valuation allowance on deferred tax assets	$14,392	(305)	3,756	—	10,331

2002
Allowance for doubtful accounts	$8,864	8,457	—	9,318	8,003
Allowance for recourse provision	$1,422	(1,422)	—	—	—
Reserve for residual value lease agreements	$44,095	22,060	—	38,385	27,770
Self-insurance reserves	$218,786	143,858	14,198	107,096	241,350
Valuation allowance on deferred tax assets	$16,092	(1,700)	—	—	14,392

2001
Allowance for doubtful accounts	$5,409	18,121	—	14,666	8,864
Allowance for recourse provision	$3,827	(2,405)	—	—	1,422
Reserve for residual value lease agreements	$55,098	41,415	—	52,418	44,095
Self-insurance reserves	$228,452	126,206	—	135,872	218,786
Valuation allowance on deferred tax assets	$12,815	3,277	—	—	16,092

(1)	Transferred to other accounts includes reclassification of reinsurance amounts to other assets and adjustments to the deferred tax valuation allowance for the effect of foreign currency translation, which is recorded in equity through accumulated other comprehensive loss.

(2)	Deductions represent receivables written-off, lease termination payments and insurance claim payments during the period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     Within the 90 days prior to the filing date of this Annual Report, Ryder carried out an evaluation, under the supervision and with the participation of Ryder’s management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2003 Ryder’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports Ryder files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

     During the quarter ended December 31, 2003, there were no significant changes in Ryder’s internal controls over financial reporting or in other factors that could significantly affect such internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 regarding executive officers is set out in Item 1 of Part I of this report on Form 10-K.

     Other information required by Item 10 is incorporated herein by reference to Ryder’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of the fiscal year.

     Ryder has adopted a Code of Ethics applicable to its Chief Executive Officer, Chief Financial Officer, controller and senior financial management. The Code of Ethics is filed as Exhibit 14 to this report on Form 10-K. Any changes to this document and any waivers granted by Ryder with respect to its Code of Ethics will be posted on Ryder’s website at www.ryder.com.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by Item 11 is incorporated herein by reference to Ryder’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

     The information required by Item 12 is incorporated herein by reference to Ryder’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by Item 13 is incorporated herein by reference to Ryder’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of the fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Information required by Item 14 is incorporated herein by reference to Ryder’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of the fiscal year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K

(a) Items A through F and Schedule II are presented on the following pages of this report on Form 10-K:

1.	Financial Statements for Ryder System, Inc. and Consolidated Subsidiaries:

2.	Consolidated Financial Statement Schedules for years ended December 31, 2003, 2002 and 2001:

II — Valuation and Qualifying Accounts	86

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     Supplementary Financial Information consisting of selected quarterly financial data is included in Item 8 of this report.

3.	Exhibits:

     The following exhibits are filed with this report or, where indicated, incorporated by reference (Forms 10-K, 10-Q and 8-K referenced herein have been filed under the Commission’s file No. 1-4364). Ryder will provide a copy of the exhibits filed with this report at a nominal charge to those parties requesting them.

EXHIBIT INDEX

Exhibit
Number	Description
3.1(a)
The Ryder System, Inc. Restated Articles of Incorporation, dated November 8, 1985, as amended through May 18, 1990, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1990, are incorporated by reference into this report.

3.1(b)
Articles of Amendment to Ryder System, Inc. Restated Articles of Incorporation, dated November 8, 1985, as amended, previously filed with the Commission on April 3,1996, an exhibit to Ryder’s Form 8-A are incorporated by reference into this report.

3.2
The Ryder System, Inc. By-Laws, as amended through February 16, 2001, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2000, are incorporated by reference into this report.

4.1
Ryder hereby agrees, pursuant to paragraph (b)(4)(iii) of Item 601 of Regulation S-K, to furnish the Commission with a copy of any instrument defining the rights of holders of long-term debt of Ryder, where such instrument has not been filed as an exhibit hereto and the total amount of securities authorized thereunder does not exceed 10% of the total assets of Ryder and its subsidiaries on a consolidated basis.

4.2(a)
The Form of Indenture between Ryder System, Inc. and The Chase Manhattan Bank (National Association) dated as of June 1, 1984, filed with the Commission on November 19, 1985 as an exhibit to Ryder’s Registration Statement on Form S-3 (No. 33-1632), is incorporated by reference into this report.

4.2(b)
The First Supplemental Indenture between Ryder System, Inc. and The Chase Manhattan Bank (National Association) dated October 1, 1987, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated by reference into this report.

4.3
The Form of Indenture between Ryder System, Inc. and The Chase Manhattan Bank (National Association) dated as of May 1, 1987, and supplemented as of November 15, 1990 and June 24, 1992, filed with the Commission on July 30, 1992 as an exhibit to Ryder’s Registration Statement on Form S-3 (No. 33-50232), is incorporated by reference into this report.

4.4
The Form of Indenture between Ryder System, Inc. and J.P. Morgan Trust Company, National Association dated as of October 3, 2003 filed with the Commission on August 29, 2003 as an exhibit to Ryder’s Registration Statement on Form S–3 (No. 333-108391), is incorporated by reference into this report.

10.1	The form of change of control severance agreement for executive officers effective as of January 1, 2000.

10.2	The form of severance agreement for executive officers effective as of January 1, 2000.

10.3(e)	The Ryder System, Inc. 2003 Incentive Compensation Plan for Headquarters Executive Management Levels MS 11 and Higher.

10.4(a)
The Ryder System, Inc. 1980 Stock Incentive Plan, as amended and restated as of August 15, 1996, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated by reference into this report.

Exhibit
Number	Description
10.4(b)
The form of Ryder System, Inc. 1980 Stock Incentive Plan, United Kingdom Section, dated May 4, 1995, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated by reference into this report.

10.4(c)
The form of Ryder System, Inc. 1980 Stock Incentive Plan, United Kingdom Section, dated October 3, 1995, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated by reference into this report.

10.4(f)
The Ryder System, Inc. 1995 Stock Incentive Plan, as amended and restated at May 4, 2001, previously filed with the Commission as an exhibit to Ryder’s report on Form 10-Q for the quarter ended September 30, 2001, is incorporated by reference into this report.

10.4(g)	The Ryder System, Inc. 1995 Stock Incentive Plan, as amended and restated as of July 25, 2002.

10.5(b)
The Ryder System, Inc. Directors Stock Award Plan, as amended and restated at May 2, 2003, previously filed with the Commission as an exhibit to Ryder’s Registration Statement on Form S-8 (No. 333-108364), is incorporated by reference into this report.

10.5(c)
The Ryder System, Inc. Directors Stock Plan, as amended and restated at May 4, 2001, previously filed with the Commission as an Exhibit to Ryder’s Report on Form 10-Q for the quarter ended September 30, 2001, is incorporated by reference into this report.

10.6(a)
The Ryder System Benefit Restoration Plan, effective January 1, 1985, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated by reference into this report.

10.6(b)
The First Amendment to the Ryder System Benefit Restoration Plan, effective as of December 16, 1988, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated by reference into this report.

10.9(a)
The Ryder System, Inc. Stock for Merit Increase Replacement Plan, as amended and restated as of August 15, 1996, previously filed with the commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated by reference into this report.

10.9(b)
The form of Ryder System, Inc. Non-Qualified Stock Option Agreement, dated as of February 21, 1998, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated by reference into this report.

10.9(c)
The form of Combined Non-Qualified Stock Option and Limited Stock Appreciation Right Agreement, dated October 1, 1997, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated by reference into this report.

10.10	The Ryder System, Inc. Deferred Compensation Plan, as amended and restated at January 1, 2003.

10.12
The Asset and Stock Purchase Agreement by and between Ryder System, Inc. and First Group Plc. dated as of July 21, 1999, filed with the Commission on September 24, 1999 as an exhibit to Ryder’s report on Form 8-K, is incorporated by reference into this report.

10.13	The Ryder System, Inc. Long-Term Incentive Plan, effective as of January 1, 2002.

14.1	Code of Ethics applicable to Ryder System, Inc.’s Chief Executive Officer, Chief Financial Officer, controller and senior financial management.

21.1	List of subsidiaries of the registrant, with the state or other jurisdiction of incorporation or organization of each, and the name under which each subsidiary does business.

Exhibit
Number	Description
23.1
Auditors’ consent to incorporation by reference in certain Registration Statements on Forms S-3 and S-8 of their reports on consolidated financial statements and schedules of Ryder System, Inc. and its subsidiaries.

24.1	Manually executed powers of attorney for each of:

John M. Berra
Joseph L. Dionne
David I. Fuente
Lynn M. Martin
Daniel H. Mudd
Eugene A. Renna
Abbie J. Smith
Hansel E. Tookes II
Christine A. Varney

31.1	Certification of Gregory T. Swienton pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Tracy A. Leinbach pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification of Gregory T. Swienton pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Tracy A. Leinbach pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.

(b) Reports on Form 8-K:

     (i) On October 2, 2003, Ryder filed a Current Report on Form 8-K under Items 5 and 7(c) to report our announcement of the adoption of a two-year share repurchase program.

     (ii) On October 22, 2003, Ryder filed a Current Report on Form 8-K under Items 7(c) and 12 to report our financial results for the quarterly period ended September 30, 2003.

     (iii) On December 19, 2003, Ryder filed a Current Report on Form 8-K under Items 7(c) and 9 to report our 2004 earnings forecast.

     (iv) On December 23, 2003, Ryder filed a Current Report on Form 8-K under Items 5 and 7 to report our announcement that we entered into a definitive agreement to purchase substantially all of the operating assets of General Car and Truck Leasing System, Inc. and into a non-binding letter of intent with Ruan Leasing Company to purchase substantially all of Ruan’s operating assets.

(c) Executive Compensation Plans and Arrangements:

     Please refer to the description of Exhibits 10.1 through 10.13 set forth under Item 15(a)3 of this report for a listing of all management contracts and compensation plans and arrangements filed with this report pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2004	RYDER SYSTEM, INC.

By: /s/ GREGORY T. SWIENTON Gregory T. Swienton Chairman, President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 26, 2004	By: /s/ GREGORY T. SWIENTON Gregory T. Swienton Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 26, 2004	By: /s/ TRACY A. LEINBACH Tracy A. Leinbach Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 26, 2004	By: /s/ ART A. GARCIA Art A. Garcia Vice President and Controller (Principal Accounting Officer)

Date: February 26, 2004	By: /s/ JOHN M. BERRA* John M. Berra Director

Date: February 26, 2004	By: /s/ JOSEPH L. DIONNE* Joseph L. Dionne Director

Date: February 26, 2004	By: /s/ DAVID I. FUENTE* David I. Fuente Director

Date: February 26, 2004	By: /s/ LYNN M. MARTIN* Lynn M. Martin Director

Date: February 26, 2004	By: /s/ DANIEL H. MUDD* Daniel H. Mudd Director

Date: February 26, 2004	By: /s/ EUGENE A. RENNA* Eugene A. Renna Director

Date: February 26, 2004	By: /s/ ABBIE J. SMITH* Abbie J. Smith Director

Date: February 26, 2004	By: /s/ HANSEL E. TOOKES II* Hansel E. Tookes II Director

Date: February 26, 2004	By: /s/ CHRISTINE A. VARNEY* Christine A. Varney Director

Date: February 26, 2004	*By: /s/ RICHARD H. SIEGEL Richard H. Siegel Attorney-in-Fact