Form 10-Q
period 2004-03-31
RYDER SYSTEM INC
filed 2004-05-07
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission File Number: 1-4364

RYDER SYSTEM, INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-0739250 (I.R.S. Employer Identification No.)

3600 N.W. 82 Avenue, Miami, Florida 33166 (Address of principal executive offices, including zip code)	(305) 500-3726 (Telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☑ NO ☐

Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding as of April 26, 2004 was 65,414,551.

RYDER SYSTEM, INC.
Form 10-Q Quarterly Report

 i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Ryder System, Inc. and Subsidiaries
Consolidated Condensed Statements of Earnings
(unaudited)

	Three months ended March 31,
In thousands, except per share amounts	2004	2003

Revenue	$1,212,258	1,194,375

Operating expense	542,662	515,097
Salaries and employee-related costs	306,983	312,740
Freight under management expense	91,103	104,884
Depreciation expense	174,985	140,343
Gains on vehicle sales, net	(6,691)	(4,338)
Equipment rental	25,694	73,652
Interest expense	24,430	22,020
Miscellaneous income, net	(1,855)	(2,458)
Restructuring and other recoveries, net	(1,119)	(283)

	1,156,192	1,161,657

Earnings before income taxes and cumulative effect of change in accounting principle	56,066	32,718
Provision for income taxes	21,025	11,778

Earnings before cumulative effect of change in accounting principle	35,041	20,940
Cumulative effect of change in accounting principle	—	(1,169)

Net earnings	$35,041	19,771

Earnings per common share — Basic:
Before cumulative effect of change in accounting principle	$0.54	0.34
Cumulative effect of change in accounting principle	—	(0.02)

Net earnings	$0.54	0.32

Earnings per common share — Diluted:
Before cumulative effect of change in accounting principle	$0.53	0.33
Cumulative effect of change in accounting principle	—	(0.02)

Net earnings	$0.53	0.31

Cash dividends per common share	$0.15	0.15

See accompanying notes to consolidated condensed financial statements.

Ryder System, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets

	(unaudited)
	March 31,	December 31,
Dollars in thousands, except per share amounts	2004	2003

Assets:
Current assets:
Cash and cash equivalents	$116,435	140,627
Receivables, net	660,967	640,769
Inventories	55,314	54,806
Tires in service	170,475	160,020
Prepaid expenses and other current assets	119,539	110,878

Total current assets	1,122,730	1,107,100
Revenue earning equipment, net	3,250,884	3,046,040
Operating property and equipment, net	500,780	506,898
Direct financing leases and other assets	430,725	440,971
Goodwill and other intangible assets	183,376	177,594

Total assets	$5,488,495	5,278,603

Liabilities and shareholders’ equity:
Current liabilities:
Current portion of long-term debt	$265,289	366,411
Accounts payable	426,894	299,725
Accrued expenses	384,650	407,941

Total current liabilities	1,076,833	1,074,077
Long-term debt	1,580,511	1,449,489
Other non-current liabilities	541,611	516,953
Deferred income taxes	904,346	893,699

Total liabilities	4,103,301	3,934,218

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, March 31, 2004 or December 31, 2003	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, March 31, 2004 — 65,199,000; December 31, 2003 — 64,487,486	667,743	626,087
Retained earnings	895,569	897,841
Deferred compensation	(4,320)	(2,887)
Accumulated other comprehensive loss	(173,798)	(176,656)

Total shareholders’ equity	1,385,194	1,344,385

Total liabilities and shareholders’ equity	$5,488,495	5,278,603

See accompanying notes to consolidated condensed financial statements.

Ryder System, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(unaudited)

	Three months ended March 31,
In thousands	2004	2003
Cash flows from operating activities:
Net earnings	$35,041	19,771
Cumulative effect of change in accounting principle	—	1,169
Depreciation expense	174,985	140,343
Gains on vehicle sales, net	(6,691)	(4,338)
Amortization expense and other non-cash charges, net	97	1,848
Deferred income tax expense	17,509	8,055
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(14,946)	(5,374)
Inventories	(334)	1,396
Prepaid expenses and other assets	(8,646)	(16,112)
Accounts payable	(919)	4,033
Accrued expenses and other non-current liabilities	(30)	(5,843)

Net cash provided by operating activities	196,066	144,948

Cash flows from financing activities:
Net change in commercial paper borrowings	(55,000)	(53,500)
Debt proceeds	156,355	33,105
Debt repaid, including capital lease obligations	(117,119)	(30,775)
Dividends on common stock	(9,794)	(9,385)
Common stock issued	42,442	2,967
Common stock repurchased	(37,676)	—

Net cash used in financing activities	(20,792)	(57,588)

Cash flows from investing activities:
Purchases of property and revenue earning equipment	(143,699)	(136,423)
Sales of property and revenue earning equipment	78,120	39,984
Acquisitions	(149,159)	—
Collections on direct finance leases	14,881	15,882
Other, net	391	513

Net cash used in investing activities	(199,466)	(80,044)

(Decrease) increase in cash and cash equivalents	(24,192)	7,316
Cash and cash equivalents at January 1	140,627	104,237

Cash and cash equivalents at March 31	$116,435	111,553

Supplemental disclosures of non-cash investing and financing activities:
Increase in accounts payable related to purchases of revenue earning equipment	$128,088	11,520
Revenue earning equipment acquired under capital leases	39,796	5,946

See accompanying notes to consolidated condensed financial statements.

Ryder System, Inc. and Subsidiaries
Consolidated Condensed Statements of Shareholders’ Equity

	Preferred					Accumulated Other Comprehensive Loss
	Stock	Common Stock		Retained	Deferred	Currency Translation	Minimum Pension	Unrealized Loss on
	Amount	Shares	Amount	Earnings	Compensation	Adjustments	Liability	Derivative	Total
Dollars in thousands, except per share amounts

Balance at December 31, 2003	$—	64,487,486	$626,087	897,841	(2,887)	10,993	(187,442)	(207)	1,344,385

Components of comprehensive income:
Net earnings	—	—	—	35,041	—	—	—	—	35,041
Foreign currency translation adjustments	—	—	—	—	—	2,896	—	—	2,896
Unrealized loss related to derivatives accounted for as hedges	—	—	—	—	—	—	—	(38)	(38)

Total comprehensive income									37,899
Common stock dividends declared — $0.15 per share	—	—	—	(9,794)	—	—	—	—	(9,794)
Common stock issued under employee stock option and stock purchase plans(1)	—	1,749,651	44,441	—	(1,999)	—	—	—	42,442
Common stock repurchases	—	(1,030,000)	(10,157)	(27,519)	—	—	—	—	(37,676)
Tax benefit from employee stock options	—	—	7,539	—	—	—	—	—	7,539
Amortization and forfeiture of restricted stock	—	(8,137)	(167)	—	566	—	—	—	399

Balance at March 31, 2004 (unaudited)	$—	65,199,000	$667,743	895,569	(4,320)	13,889	(187,442)	(245)	1,385,194

(1)	Net of common stock purchased from employees exercising stock options.

See accompanying notes to consolidated condensed financial statements.

Ryder System, Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
(unaudited)

(A) INTERIM FINANCIAL STATEMENTS

       The accompanying unaudited consolidated condensed financial statements include the accounts of Ryder System, Inc. and subsidiaries, which have been prepared in accordance with the accounting policies described in the 2003 Annual Report on Form 10-K, and should be read in conjunction with the consolidated financial statements and notes thereto. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures herein are adequate. The operating results for interim periods are unaudited and are not necessarily indicative of the results that can be expected for a full year. Certain prior year amounts have been reclassified to conform to current period presentation.

(B) CONSOLIDATION OF VARIABLE INTEREST ENTITIES

       Effective July 1, 2003, we adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” that establishes accounting guidance for identifying variable interest entities (VIEs), including special-purpose entities, and when to include the assets, liabilities, noncontrolling interests and results of activities of VIEs in an enterprise’s consolidated financial statements. As a result of adopting FIN 46, we consolidated three VIEs that were established in connection with sale-leaseback transactions of revenue earning equipment in which we sold revenue earning equipment to a special-purpose entity and then leased the revenue earning equipment back as lessee under operating lease arrangements. As part of these transactions, we provided credit enhancements and residual value guarantees that obligate us to absorb the majority of the expected losses from such entities, if any are realized. Therefore, FIN 46 required that these entities be consolidated. The credit enhancements, in the form of cash reserve deposits (included in “Direct financing leases and other assets”), as well as the revenue earning equipment under lease serve as collateral for the VIEs’ long-term borrowings. The creditors of the VIEs do not have recourse to the general assets of Ryder.

       The assets and liabilities of consolidated VIEs are measured in the amounts at which they would have been recorded in the consolidated financial statements if FIN 46 had been effective at the inception of the transactions. Accordingly, effective July 1, 2003, we recorded additional revenue earning equipment of $421.4 million and additional debt of $414.0 million associated with 15,800 units, in addition to recognizing a non-cash cumulative effect charge of $3.0 million on an after-tax basis, or $0.05 per diluted share. Concurrent with the consolidation of the VIEs, we began recognizing depreciation expense attributed to the revenue earning equipment of the VIEs and interest expense on the additional debt of the VIEs in lieu of rent expense. The cumulative effect charge primarily represented depreciation and interest expense of the VIEs that would have been recorded had FIN 46 been in effect since lease inception, in excess of rent expense recorded under operating leases. The charge is expected to reverse in operating earnings over the next three years. The consolidation of the VIEs did not have a significant impact on our consolidated net earnings. Net earnings for the period ended March 31, 2003 would not have been materially different if this standard had been adopted effective January 1, 2003. However, both net cash provided by operating activities and used in financing activities presented on our Consolidated Condensed Statements of Cash Flows for the period ended March 31, 2004 increased due to the add-back of depreciation expense on the VIEs’ revenue earning equipment and principal payments on the VIEs’ debt, respectively.

(C) OTHER ACCOUNTING CHANGES

       Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The cumulative effect adjustment recognized upon adoption of this standard was $1.2 million on an after-tax basis, or $0.02 per diluted share, consisting primarily of costs associated with the retirement of certain components of revenue earning equipment.

(D) ACQUISITIONS

       Ruan Acquisition — On March 1, 2004, Ryder completed an asset purchase agreement with Ruan Leasing Company (Ruan) under which we acquired Ruan’s fleet of over 6,400 vehicles, 37 of its 111 service locations and more than 500 customers. Ryder also acquired full service contract maintenance agreements covering approximately 1,700 vehicles. The combined Ryder/Ruan network allows us to leverage our existing U.S. infrastructure in key markets while adding new infrastructure to strengthen our presence in targeted areas of the Midwest, Southeast, Mid-Atlantic and Southwest. The purchase price of approximately $148 million, which is subject to post closing adjustments, was allocated to the net assets acquired based on their fair values. As of March 31, 2004, approximately $140 million of the purchase price had been paid with the remaining amount expected to be paid over the next two years, subject to holdback provisions set forth in the agreement. The initial recording of the transaction was based on preliminary valuation assessments and is subject to change. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition:

(In thousands)
Assets:
Revenue earning equipment	$138,587
Operating property and equipment	1,280
Customer relationship intangibles(1)	5,209
Other assets	3,370

Total assets	148,446
Liabilities:
Asset retirement obligations and other liabilities	(213)

Purchase price	$148,233

(1)	Customer relationship intangibles are being amortized over their estimated useful lives of 10 years.

       General Acquisition — On December 31, 2003, Ryder completed an asset purchase agreement with General Car and Truck Leasing System, Inc. (General) under which we acquired General’s fleet of over 4,200 vehicles, 15 service locations and more than 700 customers. The combined Ryder/General network allows us to leverage our existing U.S. infrastructure in key markets while adding new infrastructure to strengthen our presence in targeted areas of the Midwest and Southeast. The purchase price of approximately $109 million, which is subject to post closing adjustments, was allocated to the net assets acquired based on their fair values. As of March 31, 2004, approximately $103 million of the purchase price had been paid with the remaining amount expected to be paid in 2004 and 2005, subject to holdback provisions set forth in the agreement.

       As described in the 2003 Annual Report and in connection with the acquisition of General, the original recorded amount of net assets transferred to Ryder from General was approximately $109 million. The amount of net assets transferred was subject to a review process between both parties under terms of the agreement. The following table provides a rollforward of the original amounts disclosed:

	Original Amount
	Disclosed in 2003	Purchase	Total
	Annual Report	Adjustments(1)	Allocation
	(In thousands)
Assets:
Revenue earning equipment	$98,236	(347)	97,889
Operating property and equipment	6,646	18	6,664
Customer relationship intangibles(2)	2,330	(183)	2,147
Other assets	1,709	633	2,342

Total assets	108,921	121	109,042
Liabilities:
Asset retirement obligations and other liabilities	(133)	(69)	(202)

Purchase price	$108,788	52	108,840

(1)	Purchase accounting adjustments primarily relate to prepaid assets, inventories and revenue earning equipment planned for disposal.

(2)	Customer relationship intangibles are being amortized over their estimated useful lives of 10 years.

       The results of Ruan and General have been included in the consolidated condensed financial statements from the date of acquisition. Had the results of these businesses been included in operations commencing January 1, 2003, first quarter unaudited pro forma revenue, earnings before cumulative effect of change in accounting principle and net earnings would have been $1,235.3 million, $33.7 million ($0.51 per diluted share) and $33.7 million ($0.51 per diluted share), respectively in 2004 and $1,257.6 million, $21.1 million ($0.34 per diluted share) and $20.0 million ($0.32 per diluted share), respectively in 2003. This pro forma information is not necessarily indicative either of the combined results of operations, which actually would have been realized had the acquisitions been consummated during the period for which the pro forma information is presented, or of future results.

(E) REVENUE EARNING EQUIPMENT, NET

	March 31,	December 31,
	2004	2003
	(In thousands)
Full service lease	$4,333,795	4,186,497
Commercial rental	1,437,030	1,333,525

	5,770,825	5,520,022
Accumulated depreciation	(2,519,941)	(2,473,982)

Total	$3,250,884	3,046,040

       At March 31, 2004 and December 31, 2003, the net carrying value of revenue earning equipment held for sale was $59.3 million and $55.8 million, respectively.

(F) GOODWILL AND OTHER INTANGIBLE ASSETS

	March 31,	December 31,
	2004	2003

	(In thousands)
Unamortizable intangible assets:
Goodwill	$156,467	155,628
Trade name	8,686	8,686
Pension intangible	10,968	10,950

	176,121	175,264

Amortizable intangible assets:
Customer relationships	7,356	2,330
Accumulated amortization	(101)	—

	7,255	2,330

Total	$183,376	177,594

       The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	Fleet	Supply	Dedicated
	Management	Chain	Contract
	Solutions	Solutions	Carriage	Total
	(In thousands)
Balance as of December 31, 2003	$126,318	24,410	4,900	155,628
Currency translation adjustment	406	433	—	839

Balance as of March 31, 2004	$126,724	24,843	4,900	156,467

(G) INCOME TAXES

       We are subject to audit in numerous jurisdictions in the U.S. and around the world. Tax audits by their very nature are often complex and can require several years to complete. The audit of our federal income tax returns for 1995 through 1997 is currently in the appeals process with the Internal Revenue Service (IRS). Management believes that the ultimate outcome of the audit will not result in a material adverse impact on consolidated results of operations or financial position. In 2003, the IRS began auditing our federal income tax returns for 1998 through 2000. In the normal course of business, we are subject to challenges from the IRS and other tax authorities regarding amounts of taxes due. Assuming this audit follows normal course, we expect the nature and extent of any challenges from the IRS will become known over the next year. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. As part of our calculation of the provision for income taxes on earnings, we record the amount we expect to incur as a result of audits. Such accruals require management to make estimates and judgments with respect to the ultimate outcome of a tax audit. The amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued. Management believes that taxes accrued on the consolidated condensed balance sheet fairly represent the amount of future tax liability due by Ryder.

(H) DEBT AND OTHER FINANCING

	March 31,	December 31,
	2004	2003
	(In thousands)
U.S. commercial paper	$60,000	115,000
Unsecured U.S. notes:
Debentures	325,825	325,810
Medium-term notes	842,190	732,034
Unsecured foreign obligations (principally pound sterling)	190,880	197,594
Asset-backed securities(1)	265,573	294,991
Other debt, including capital leases	145,412	136,180

Total debt before interest rate swaps	1,829,880	1,801,609
Fair market value adjustment on notes subject to hedging(2)	15,920	14,291

Total debt	1,845,800	1,815,900
Current portion	(265,289)	(366,411)

Long-term debt	$1,580,511	1,449,489

(1)	Asset-backed securities represent outstanding debt of consolidated VIEs. Asset-backed securities are collateralized by cash reserve deposits (included in “Direct financing leases and other assets”) and revenue earning equipment of consolidated VIEs totaling $325.3 million as of March 31, 2004.

(2)	Fair market value of executed interest rate swaps totaling $322.0 million designated as fair value hedges.

       Ryder can borrow up to $860.0 million through a global revolving credit facility with a syndicate of lenders. The facility is composed of $300.0 million, which matures in May 2004 and is renewable annually (and is in the process of being renewed), and $560.0 million, which matures in May 2006. The primary purposes of the credit facility are to finance working capital and to provide support for the issuance of commercial paper. At Ryder’s option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s annual facility fee ranges from 12.5 to 15.0 basis points applied to the total facility of $860.0 million based on Ryder’s current credit rating. At March 31, 2004, $736.4 million was available under this global credit facility. Of this amount, $300.0 million was available at a maturity of less than one year. Foreign borrowings of $63.6 million were outstanding under the facility at March 31, 2004. In order to maintain availability of funding, the global revolving credit facility requires Ryder to maintain a ratio of debt to consolidated adjusted tangible net worth, as defined, of less than or equal to 300%. The ratio at March 31, 2004 was 119%.

       During 2004, we issued 3.5% unsecured medium-term notes with an aggregate principal amount of $135.0 million, which mature primarily in March 2009. The proceeds from the notes were used to reduce other outstanding borrowings.

       During 2003, Ryder filed a universal shelf registration statement with the Securities and Exchange Commission to issue up to $800.0 million of available securities. Proceeds from debt issuances under the universal shelf registration statement are expected to be used for capital expenditures, debt refinancings and general corporate purposes. As of March 31, 2004, Ryder had $665.0 million of debt securities available for issuance under the registration statement.

       At March 31, 2004, Ryder had letters of credit outstanding totaling $163.3 million, which primarily guarantee various insurance activities. Certain of these letters of credit guarantee insurance activities associated with insurance claim liabilities transferred in conjunction with the sale of certain businesses reported as discontinued operations in previous years. To date, the insurance claims, representing per claim deductibles payable under third-party insurance policies, have been paid by the companies that assumed such liabilities. However, if all or a portion of the assumed claims of approximately $12 million are unable to be paid, the third-party insurers may have recourse against certain of the outstanding letters of credit provided by Ryder in order to satisfy the unpaid claim deductibles. In order to reduce our potential exposure to these claims, we have received letters of credit from the purchaser of the businesses referred to above of totaling $5.5 million and are contracted to receive an additional letter of credit in the amount of $1.0 million each quarter through the third quarter of 2005. At such time, and periodically thereafter, an actuarial valuation will be made to determine the remaining amount of the insurance claim liabilities and the letters of credit issued in our favor will be adjusted accordingly.

(I) EARNINGS PER SHARE

       Basic earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding. Restricted stock granted to employees and directors are not included in the computation of basic earnings per share until the securities vest. Diluted earnings per share reflect the dilutive effect of potential common shares from securities such as stock options and unvested restricted stock. The dilutive effect of stock options and unvested restricted stock is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and restricted stock, would be used to purchase common shares at the average market price for the period.

       A reconciliation of the number of shares used in computing basic and diluted earnings per share follows:

	Three months ended March 31,
	2004	2003
	(In thousands)
Weighted-average shares outstanding — Basic	64,544	62,158
Effect of dilutive options and unvested restricted stock	1,538	635

Weighted-average shares outstanding — Diluted	66,082	62,793

Anti-dilutive options not included above	1,168	5,559

(J) STOCK-BASED COMPENSATION

       Ryder’s stock-based employee compensation plans are accounted for under the intrinsic value method. Under this method, compensation cost is recognized based on the excess, if any, of the quoted market price of the stock at the date of grant (or other measurement date) and the amount an employee must pay to acquire the stock. We record compensation expense for the amortization of restricted stock issued to employees and directors.

     The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value method of accounting to stock-based employee compensation.

	Three months ended March 31,
	2004	2003
	(In thousands, except per share amounts)
Net earnings, as reported	$35,041	19,771
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	249	225
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,643)	(656)

Pro forma net earnings	$33,647	19,340

Earnings per common share:
Basic:
As reported	$0.54	0.32
Pro forma	$0.52	0.31
Diluted:
As reported	$0.53	0.31
Pro forma	$0.51	0.31

       The fair values of options granted were estimated as of the dates of grant using the Black-Scholes option-pricing model. Total stock-based employee compensation expense for the three months ended March 31, 2004 and 2003 includes the effect of cancelled options totaling 51,420 and 427,132, respectively.

(K) SHARE REPURCHASE PROGRAM

       In September 2003, our board of directors authorized a two-year share repurchase program intended to mitigate, in part, the dilutive impact of shares issued under our various employee stock option and employee stock purchase plans. Under the program, shares of common stock are purchased in a dollar amount not to exceed the proceeds generated from the issuance of common stock to employees since January 1, 2003. As of March 31, 2004, the proceeds generated from the issuance of common stock to employees since January 1, 2003 were $89.0 million. The program, which extends through September 30, 2005, limits aggregate share repurchases to no more than $90 million. Share repurchases are made periodically in open-market transactions using our working capital, and are subject to market conditions, legal requirements and other factors.

       During the three months ended March 31, 2004, we purchased and retired 1,030,000 shares under the program at an aggregate cost of $37.7 million. As of March 31, 2004, we have purchased and retired 1,147,500 shares under the program at an aggregate cost of $41.2 million. The cost of stock repurchases is allocated between common stock and retained earnings based on the amount of capital surplus at the time of the stock repurchase.

(L) COMPREHENSIVE INCOME

       Comprehensive income presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following table provides a reconciliation of net earnings as reported in the Consolidated Condensed Statements of Earnings to comprehensive income.

	Three months ended March 31,
	2004	2003
	(In thousands)
Net earnings	$35,041	19,771
Other comprehensive income:
Foreign currency translation adjustments	2,896	5,945
Unrealized net loss on derivative instruments	(38)	(253)

Total comprehensive income	$37,899	25,463

(M) RESTRUCTURING AND OTHER RECOVERIES, NET

       The components of restructuring and other recoveries, net for the three months ended March 31, 2004 and 2003 were as follows:

	Three months ended March 31,
	2004	2003
	(In thousands)
Restructuring recoveries, net:
Employee severance and benefits	$(201)	—
Facility and related costs	—	—

	(201)	—
Other recoveries, net:
Asset write-downs	—	(283)
Gain on sale of property	(906)	—
Other	(12)	—

Total	$(1,119)	(283)

       Allocation of restructuring and other recoveries, net across reportable business segments for the three months ended March 31, 2004 and 2003 was as follows:

	Three months ended March 31,
	2004	2003
	(In thousands)
Fleet Management Solutions	$(117)	(283)
Supply Chain Solutions	(49)	—
Dedicated Contract Carriage	(11)	—
Central Support Services	(942)	—

Total	$(1,119)	(283)

2004

       Restructuring recoveries, net of $(0.2) million relate primarily to employee severance and benefits recorded in prior restructuring charges that were reversed due to refinements in estimates. Other recoveries in 2004 represent the gain on sale of a property that is part of our headquarters complex and was sold in connection with the previously announced relocation of our headquarters in the second quarter of 2005. We recently entered into a contract to sell the principal headquarters facility and land for a sale price above our carrying value. The sale is subject to customary closing conditions and is expected to close in the second quarter of 2004. Upon completion of the sale, we will lease back the headquarters facility at market rates until we relocate to our new headquarters in 2005.

2003

       Other recoveries in 2003 represent gains on sale of owned facilities identified for closure in prior restructuring charges.

       Activity related to restructuring reserves for the three months ended March 31, 2004 was as follows:

	December 31,			March 31,
	2003			2004
	Balance	Additions	Deductions	Balance
	(In thousands)
Employee severance and benefits	$6,665	165	1,727	5,103
Facilities and related costs	1,322	—	27	1,295

Total	$7,987	165	1,754	6,398

       At March 31, 2004, employee terminations from prior year restructuring plans were substantially finalized. Deductions represent cash payments made during the period of $1.3 million and prior year charge reversals of $0.4 million. At March 31, 2004, outstanding restructuring obligations are required to be paid principally over the next nine months.

(N) EMPLOYEE BENEFIT PLANS

       Components of net periodic benefit cost for the three months ended March 31 was as follows:

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
	(In thousands)
Company-administered plans:
Service cost	$9,441	7,814	254	261
Interest cost	17,829	16,187	671	657
Expected return on plan assets	(19,994)	(15,746)	—	—
Amortization of transition asset	(7)	(6)	—	—
Recognized net actuarial loss	7,735	10,367	221	175
Amortization of prior service cost (credit)	548	1,578	(289)	(289)

	15,552	20,194	857	804
Union-administered plans	883	856	—	—

Net periodic benefit cost	$16,435	21,050	857	804

Company-administered plans:
U.S.	$11,877	16,076	797	757
Non-U.S.	3,675	4,118	60	47

	15,552	20,194	857	804
Union-administered plans	883	856	—	—

	$16,435	21,050	857	804

       We previously disclosed in the 2003 Annual Report, that we expected to contribute approximately $41 million to our pension plans during 2004. As of March 31, 2004, $4.3 million of contributions have been made. We presently anticipate contributing an additional $61 million to fund our pension plans in 2004 for a total of approximately $65 million.

(O) SEGMENT REPORTING

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

       Ryder’s primary measurement of segment financial performance, defined as “Net Before Taxes” (NBT), includes an allocation of Central Support Services (CSS) and excludes restructuring and other recoveries, net. CSS represents those costs incurred to support all business segments, including sales and marketing, finance, corporate services, health and safety, human resources, information technology, legal and communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, corporate communications, public affairs and certain executive compensation. CSS costs attributable to the business segments are generally allocated to FMS, SCS and DCC as follows:

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

       The following tables set forth financial information for each of Ryder’s business segments and a reconciliation between segment NBT and earnings before income taxes and cumulative effect of change in accounting principle for the three months ended March 31, 2004 and 2003. In 2004, we changed our methodology of allocating sales support costs between FMS and DCC segments. Accordingly, 2003 segment NBT measures for these segments have been adjusted to provide the retroactive effect of this change. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

	FMS	SCS	DCC	Eliminations	CSS	Total
	(In thousands)
For the three months ended
March 31, 2004
Revenue from external customers	$764,734	321,137	126,387	—	—	1,212,258
Inter-segment revenue	76,736	—	—	(76,736)	—	—

Total revenue	$841,470	321,137	126,387	(76,736)	—	1,212,258

Segment NBT(1)	$54,730	7,506	7,166	(7,278)	(7,177)	54,947

Restructuring and other recoveries, net						1,119

Earnings before income taxes and cumulative effect of change in accounting principle						56,066

Purchases of property and revenue earning equipment(1),(2),(3),(4)	$139,828	2,685	105	—	1,081	143,699

March 31, 2003
Revenue from external customers	$730,839	334,223	129,313	—	—	1,194,375
Inter-segment revenue	80,154	—	—	(80,154)	—	—

Total revenue	$810,993	334,223	129,313	(80,154)	—	1,194,375

Segment NBT(1)	$32,326	7,327	7,755	(8,532)	(6,441)	32,435

Restructuring and other recoveries, net						283

Earnings before income taxes and cumulative effect of change in accounting principle						32,718

Purchases of property and revenue earning equipment (1),(2),(3)	$129,525	3,940	254	—	2,704	136,423

(1)	CSS includes the activity not allocated to the reportable business segments.
(2)	Exclude non-cash purchases of revenue earning equipment of $128.1 million and $11.5 million during the three months ended March 31, 2004 and 2003, respectively.
(3)	Exclude acquisitions of revenue earning equipment under capital leases of $39.8 million and $5.9 million during the three months ended March 31, 2004 and 2003, respectively.
(4)	Excludes FMS acquisitions of $149.2 million primarily comprised of long-lived assets.

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

       The following table sets forth equipment contribution included in NBT for our SCS and DCC segments:

	Three months ended March 31,
	2004	2003
	(In thousands)
Equipment contribution:
Supply Chain Solutions	$3,109	3,809
Dedicated Contract Carriage	4,169	4,723

Total	$7,278	8,532

KPMG LLP
CERTIFIED PUBLIC ACCOUNTANTS
One Biscayne Tower	Telephone	305-358-2300
2 South Biscayne Boulevard	Fax	305-913-2692
Suite 2800
Miami, Florida 33131

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS
RYDER SYSTEM, INC.:

       We have reviewed the accompanying consolidated condensed balance sheet of Ryder System, Inc. and subsidiaries as of March 31, 2004, the related consolidated condensed statements of earnings, shareholders’ equity and cash flows for the three months ended March 31, 2004 and the related consolidated condensed statements of earnings and cash flows for the three months ended March 31, 2003. These consolidated condensed financial statements are the responsibility of the Company’s management.

       We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

       Based on our reviews, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above in order for them to be in conformity with accounting principles generally accepted in the United States of America.

       We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Ryder System, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of earnings, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 4, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

       As discussed in the notes to the consolidated condensed financial statements, the Company changed its method of accounting for variable interest entities and its method of accounting for asset retirement obligations in 2003.

/s/ KPMG LLP

Miami, Florida
April 21, 2004

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2004 AND 2003

OVERVIEW

       The following discussion should be read in conjunction with the unaudited consolidated condensed financial statements and notes thereto included under ITEM 1. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2003 Annual Report on Form 10-K.

       Our business is divided into three reportable business segments based primarily upon similar economic characteristics, products, services and delivery methods: our Fleet Management Solutions (FMS) business segment provides full service leasing, commercial rental and programmed maintenance of commercial trucks, tractors and trailers to customers, principally in the U.S., Canada and the U.K.; our Supply Chain Solutions (SCS) business segment provides comprehensive supply chain consulting and lead logistics management solutions throughout North America, in Latin America, Europe and Asia; and our Dedicated Contract Carriage (DCC) provides vehicles and drivers as part of a dedicated transportation solution, principally in North America. We operate in extremely competitive markets. Our customers select us based on numerous factors including service quality, price, technology and service offerings. As an alternative to using our services, customers may also choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors.

ITEMS AFFECTING COMPARABILITY BETWEEN PERIODS

FMS Acquisitions

       On March 1, 2004, we completed an asset purchase agreement with Ruan Leasing Company (Ruan) under which we acquired Ruan’s fleet of over 6,400 vehicles, 37 of its 111 service locations and more than 500 customers. Ryder also acquired full service contract maintenance agreements covering approximately 1,700 vehicles. Effective December 31, 2003, we also acquired substantially all the assets of Iowa-based General Car and Truck Leasing System (General), a major privately held commercial truck leasing, maintenance and rental company, including General’s fleet of over 4,200 vehicles, 15 of its 34 service locations and more than 700 customers. The combined networks will operate under Ryder’s name and will allow us to leverage our existing U.S. infrastructure in key markets while adding new infrastructure to strengthen our presence in targeted areas of the Midwest, Southeast, Mid-Atlantic and Southwest. The results of these acquisitions have been included in the consolidated results of Ryder since the date of acquisition.

Accounting Changes

       As discussed in Note (B) to the unaudited consolidated condensed financial statements, effective July 1, 2003, Ryder consolidated three variable interest entities (VIEs) in connection with the adoption of the Financial Accounting Standards Board’s Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.” The consolidated VIEs were established as part of previous sale-leaseback transactions of revenue earning equipment in which Ryder sold revenue earning equipment to special-purpose entities (SPEs) and then leased the revenue earning equipment back as lessee under operating lease arrangements. In connection with the sale-leaseback transactions executed with SPEs, in the form of vehicle securitizations and a synthetic leasing arrangement, we provided credit enhancements and residual value guarantees that obligate Ryder to absorb the majority of the expected losses from such entities, if any are realized. Therefore, FIN 46 required that these entities be consolidated. The consolidation of the VIEs did not have a significant impact on our consolidated net earnings for the period ended March 31, 2004; however, reported depreciation expense, equipment rental and interest expense were impacted by the consolidation of the VIEs. In addition, both net cash provided by operating activities and our free cash flow measure increased due to the add-back of depreciation expense on the VIEs’ revenue earning equipment and net cash used in financing activities also increased due to principal payments on VIEs’ debt for the period ended March 31, 2004.

       Effective January 1, 2003 we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The cumulative effect adjustment recognized upon adoption of this standard was $1.2 million on an after-tax basis, or $0.02 per diluted share, consisting primarily of costs associated with the retirement of certain components of revenue earning equipment.

CONSOLIDATED RESULTS

	Three months ended March 31,
	2004	2003
	(In thousands, except per share amounts)
Earnings before cumulative effect of change in accounting principle (1)	$35,041	20,940
Per diluted common share	$0.53	0.33
Net earnings(1),(2)	$35,041	19,771
Per diluted common share	$0.53	0.31
Weighted-average shares outstanding — Diluted	66,082	62,793

(1)	Results for the first three months of 2004 include restructuring and other recoveries, net of $1.1 million after-tax, or $0.01 per diluted common share.

(2)	Net earnings for the first three months of 2003 include the cumulative effect of a change in accounting for costs associated with the eventual retirement of long-lived assets primarily relating to components of revenue earning equipment resulting in an after-tax charge of $1.2 million, or $0.02 per diluted common share.

       Earnings before cumulative effect of change in accounting principle increased 67.3% to $35.0 million in the first three months of 2004 compared to the same period last year. The increase in earnings was primarily attributed to the impact of FMS acquisitions, improved FMS rental pricing and utilization, lower pension costs, and reductions in operating expenses stemming from cost management and process improvement actions. See “Operating Results by Business Segment” for a further discussion of operating results. The earnings growth rate in 2004 exceeded the related earnings per share growth rate because the average number of shares outstanding increased 5.2% reflecting the impact of stock issuances under employee stock option and stock purchase plans over the past twelve months.

	Three months ended March 31,
	2004	2003
	(In thousands)
Revenue:
Fleet Management Solutions	$841,470	810,993
Supply Chain Solutions	321,137	334,223
Dedicated Contract Carriage	126,387	129,313
Eliminations	(76,736)	(80,154)

Total	$1,212,258	1,194,375

       Revenue increased 1.5% to $1.2 billion in the first three months of 2004 compared with the same period in 2003. During 2004, FMS revenue was positively impacted by recent acquisitions, which contributed $27.3 million in revenue, and higher rental revenue resulting from better pricing and increased activity. These increases in FMS revenue were partially offset by reduced full service lease revenue on our base business (excluding acquired contracts) in the U.S. and the impact of the non-renewal of a customer contract to provide ancillary fleet services. SCS and DCC revenue decreased in 2004 compared with the same period in 2003 as a result of the non-renewal of certain customer contracts and reduced volumes. Revenue comparisons for FMS and SCS were favorably impacted by changes in foreign exchange rates.

	Three months ended March 31,
	2004	2003
	(Dollars in thousands)
Operating expense	$542,662	515,097
Percentage of revenue	44.8%	43.1%

       Operating expense increased 5.4% to $542.7 million in the first three months of 2004 compared with the same period in 2003. This increase was principally due to higher maintenance costs as a result of a larger and older vehicle fleet. Operating expenses were also impacted by higher costs associated with an inventory procurement contract.

	Three months ended March 31,
	2004	2003
	(Dollars in thousands)
Salaries and employee-related costs	$306,983	312,740
Percentage of revenue	25.3%	26.2%

       Salaries and employee-related costs decreased 1.8% to $307.0 million in the first three months of 2004 compared with the same period in 2003. Salaries and employee-related costs declined primarily as a result of lower pension expense. Pension expense decreased $4.6 million to $16.4 million in the first three months of 2004 compared with the same period in 2003 and primarily impacted our FMS business segment, which employs the majority of our employees that participate in the primary U.S. pension plan.

	Three months ended March 31,
	2004	2003
	(Dollars in thousands)
Freight under management expense	$91,103	104,884
Percentage of revenue	7.5%	8.8%

       Freight under management (FUM) expense represents subcontracted freight costs on logistics contracts for which we purchase transportation. FUM expense decreased 13.1% to $91.1 million in the first three months of 2004 compared with the same period in 2003. The decline in FUM expense was due to revenue reductions in our SCS business segment as a result of the non-renewal of certain customer contracts.

	Three months ended March 31,
	2004	2003
	(In thousands)
Depreciation expense	$174,985	140,343
Gains on vehicle sales, net	(6,691)	(4,338)
Equipment rental	25,694	73,652

       Depreciation expense relates primarily to FMS revenue earning equipment. Depreciation expense increased 24.7% to $175.0 million in the first three months of 2004 compared with the same period in 2003. Depreciation expense increased due to an increase in the average number of owned vehicles. The growth in the number of owned units reflects the consolidation of VIEs effective July 1, 2003, recent FMS acquisitions, the conversion of leased units to owned status as a result of lease extensions and the replacement of expiring lease units with owned units. For the first three months of 2004, depreciation expense attributable to the revenue earning equipment of consolidated VIEs approximated $21 million.

       Gains on vehicle sales, net increased 54.2% to $6.7 million compared with the first three months in 2003. The increase in gains on vehicle sales, net for the first three months of 2004 was due to an increase in the number of units sold and improved average pricing.

       Equipment rental consists primarily of rental costs on revenue earning equipment in FMS. Equipment rental costs decreased 65.1% to $25.7 million in the first three months of 2004. The decrease in 2004 was due to a reduction in the average number of leased vehicles (compared with owned) resulting from the consolidation of VIEs effective July 1, 2003, the conversion of leased units to owned status as a result of lease extensions and the replacement of expiring lease units with owned units. For the first three months of 2004, equipment rental was reduced by approximately $29 million for revenue earning equipment of VIEs consolidated effective July 1, 2003.

	Three months ended March 31,
	2004	2003
	(Dollars in thousands)
Interest expense	$24,430	22,020
Percentage of revenue	2.0%	1.8%

       Interest expense increased 10.9% to $24.4 million in the first three months of 2004 compared with the same period in 2003. The increase in 2004 reflects the impact of higher average debt levels and interest expense of approximately $5 million on debt of VIEs’ consolidated effective July 1, 2003. The increase in debt levels was partially offset by lower interest rates during 2004.

	Three months ended March 31,
	2004	2003
	(In thousands)
Miscellaneous income, net	$(1,855)	(2,458)

       Miscellaneous income, net decreased to $1.9 million in the first three months of 2004 compared with $2.5 million in the same period in 2003. During the first three months of 2004, miscellaneous income, net was favorably impacted from improved market performance of investments classified as trading securities used to fund certain benefit plans, which partially offset the elimination of servicing fee income related to certain VIEs. Prior to the consolidation of the VIEs effective July 1, 2003, miscellaneous income, net included fee income related to administrative services provided to vehicle lease trusts in connection with the vehicle securitization transactions. As a result of consolidating the vehicle securitization trusts, we no longer recognize a benefit from service fee income.

	Three months ended March 31,
	2004	2003
	(In thousands)
Restructuring and other recoveries, net	$(1,119)	(283)

       For the first three months of 2004, restructuring and other recoveries, net of $1.1 million primarily relate to the gain on sale of a facility not related to our operations. See Note (M) —  “Restructuring and Other Recoveries, Net,” in the Notes to Consolidated Condensed Financial Statements, for a complete discussion of restructuring activity.

	Three months ended March 31,
	2004	2003
	(In thousands)
Provision for income taxes	$21,025	11,778

       Our effective income tax rate on earnings increased to 37.5% in the first three months of 2004 compared with 36.0% for the first three months of 2003. In 2004, the effective income tax rate was impacted by higher net non-deductible items, a higher proportion of income in higher tax-rate jurisdictions and changes in foreign income tax regulations.

OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended March 31,
	2004	2003
	(In thousands)
Revenue:
Fleet Management Solutions	$841,470	810,993
Supply Chain Solutions	321,137	334,223
Dedicated Contract Carriage	126,387	129,313
Eliminations	(76,736)	(80,154)

Total	$1,212,258	1,194,375

NBT:
Fleet Management Solutions	$54,730	32,326
Supply Chain Solutions	7,506	7,327
Dedicated Contract Carriage	7,166	7,755
Eliminations	(7,278)	(8,532)

	62,124	38,876
Unallocated Central Support Services	(7,177)	(6,441)

Earnings before restructuring and other recoveries, income taxes and cumulative effect of change in accounting principle	54,947	32,435
Restructuring and other recoveries, net	1,119	283

Earnings before income taxes and cumulative effect of change in accounting principle	$56,066	32,718

       We define the primary measurement of our segment financial performance as “Net Before Taxes” (NBT), which includes an allocation of Central Support Services (CSS) and excludes restructuring and other recoveries, net. CSS represents those costs incurred to support all of our business segments, including sales and marketing, human resources, finance, corporate services, information technology, health and safety, legal and communications. The objective of the NBT measurement is to provide clarity on the profitability of each of our business segments and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. In 2004, we changed our methodology of allocating sales support costs between the FMS and DCC segments. Accordingly, 2003 segment NBT measures for these segments have been adjusted to provide a retroactive effect of this change.

       Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included within the unallocated overhead remaining within CSS are the costs for investor relations, corporate communications, public affairs and certain executive compensation. See Note (O) —  “Segment Information” in the Notes to Consolidated Condensed Financial Statements for a description of how the remainder of CSS costs is allocated to the business segments.

       Segment NBT excludes restructuring and other recoveries, net and includes equipment contribution. The following table presents the allocation of restructuring and other recoveries, net across reportable business segments for the first three months of 2004 and 2003.

	Three months ended March 31,
	2004	2003
	(In thousands)
Fleet Management Solutions	$117	283
Supply Chain Solutions	49	—
Dedicated Contract Carriage	11	—
Central Support Services	942	—

Total	$1,119	283

       Our FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to the SCS and DCC segments. Inter-segment revenue and NBT are accounted for at approximate fair value as if the transactions were made with third parties. NBT related to inter-segment equipment and services billed to customers (equipment contribution) is included in both FMS and the business segment which served the customer and then eliminated (presented as “Eliminations”). The following table sets forth equipment contribution included in NBT for our SCS and DCC segments for the first three months of 2004 and 2003.

	Three months ended March 31,
	2004	2003
	(In thousands)
Equipment contribution:
Supply Chain Solutions	$3,109	3,809
Dedicated Contract Carriage	4,169	4,723

Total	$7,278	8,532

       These segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

Fleet Management Solutions

	Three months ended March 31,
	2004	2003
	(Dollars in thousands)
Full service lease and programmed maintenance	$462,305	443,271
Commercial rental	123,324	106,738
Other	77,491	84,936

Dry revenue(1)	663,120	634,945
Fuel services revenue	178,350	176,048

Total revenue	$841,470	810,993

Segment NBT	$54,730	32,326

Segment NBT as a % of total revenue	6.5%	4.0%

Segment NBT as a % of dry revenue(1)	8.3%	5.1%

(1)	We use dry revenue, a non-GAAP financial measure, to evaluate the operating performance of our FMS business segment and as a measure of sales activity. Fuel services revenue, which is directly impacted by fluctuations in market fuel prices, is excluded from the dry revenue computation as fuel is largely a pass through to customers for which we realize minimal changes in profitability as a result of fluctuations in fuel services revenue.

       FMS total revenue increased 3.8% to $841.5 million during the first three months of 2004 compared with the same period in 2003. Despite lower average fuel prices, fuel services revenue increased to $178.4 million due to higher volumes from acquisitions. Dry revenue (revenue excluding fuel) increased 4.4% to $663.1 million in the first three months of 2004 compared with the same period in 2003. Full service lease and programmed maintenance revenue increased 4.3% to $462.3 million in the first three months of 2004, reflecting the impact of recent acquisitions which added approximately 7,000 vehicles to our lease fleet. Comparisons were also favorably impacted by higher revenue in Canada and the U.K. as a result of favorable foreign exchange rates and higher volumes. These increases were partially offset by reduced full service lease revenue on our base business (excluding acquired contracts) in the U.S. as a result of weak leasing demand over the past year. We expect favorable comparisons for full service lease and programmed maintenance revenue for the balance of 2004 due to growth from recent acquisitions, initiatives being implemented aimed at generating new sales and improving business retention and an increase in recent sales activity.

       Commercial rental revenue increased 15.5% to $123.3 million in the first three months of 2004 compared with the same period in 2003. Commercial rental revenue increased during 2004 due to higher rental pricing and utilization. Commercial rental revenue in 2004 also benefited from revenue contributions attributed to the recent acquisitions. Our average commercial rental fleet size increased 6.2% in the first three months of 2004 as compared with the same period in 2003. In the U.S., pure rental revenue (total rental revenue less rental revenue related to units provided to full service lease customers) which accounts for nearly half of the U.S. commercial rental business increased 15.6% to $45.1 million as compared with $39.0 million in the first three months of 2003 due to stronger pricing and a larger rental fleet. Lease extra revenue accounts for approximately one quarter of the U.S. commercial revenue business and represents rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations. In the U.S., lease extra revenue increased 11.6% to $27.3 million in the first three months of 2004 compared with the comparable period in 2003 reflecting the impact of increased leasing activity. Rental fleet utilization for the first three months of 2004 increased to 71.9% compared to 67.7% in the same period last year. Rental statistics presented are for the U.S. fleet, which generates more than 80% of total commercial rental revenue. We expect commercial rental revenue to continue to improve in 2004 based on the increases in rental transactions, improved pricing discipline and an overall larger commercial rental fleet.

       Other FMS revenue, which consists of trailer rentals, other maintenance and repairs services and ancillary revenue to support product lines, decreased 8.8% to $77.5 million in the first three months of 2004 compared with the same period in 2003. Other revenue decreased due primarily to the non-renewal of a customer contract to provide ancillary fleet services which expired at the end of the first quarter of 2003. We expect modest improvements for the balance of the year due to an anticipated increase in U.S. activity.

       FMS NBT increased 69.3% to $54.7 million in the first three months of 2004 compared with the same period in 2003. The favorable comparisons were due primarily to the impact of recent acquisitions which allowed us to leverage our existing infrastructure, lower pension expense, higher commercial rental pricing and utilization, and reduced operating expenses as a result of on-going cost management and process improvement actions. The impact of these items was partially offset by lower full service lease and programmed maintenance revenue on our base business (excluding acquired contracts) and the non-renewal of a contract to provide ancillary fleet services. The earnings contributions from the recent acquisitions reflect the benefits from operating synergies realized as well as approximately $4 million in acquisition related maintenance and interest costs that were below their expected future run rate.

       Our fleet of owned and leased revenue earning equipment is summarized as follows (number of units rounded to nearest hundred):

	March 31,	December 31,	March 31,
	2004	2003	2003
By type:
Trucks	63,500	62,400	62,300
Tractors	51,400	48,900	47,700
Trailers	45,400	43,200	44,500
Other	6,200	5,700	5,600

Total	166,500	160,200	160,100

By product line:
Full service lease	121,900	118,900	119,400
Commercial rental	41,600	38,500	37,800
Service vehicles and other	3,000	2,800	2,900

Total	166,500	160,200	160,100

Owned(1),(2)	157,500	150,200	125,500
Leased(1)	9,000	10,000	34,600

Total	166,500	160,200	160,100

Quarterly average	163,300		160,700

(1)	Effective July 1, 2003, 15,800 units converted from leased to owned status in connection with the consolidation of VIEs.

(2)	Effective March 1, 2004, 6,400 units were added to the fleet as part of the Ruan acquisition. Effective December 31, 2003, 4,200 units were added to the fleet as part of the General acquisition.

       The totals in each of the previous tables include the following non-revenue earning equipment (number of units rounded to nearest hundred):

	March 31,	December 31,	March 31,
	2004	2003	2003
Not yet earning revenue (NYE)	1,400	1,000	1,000
No longer earning revenue (NLE):
Units held for sale	3,900	4,300	3,800
Other NLE units	3,300	2,800	4,000

Total(1)	8,600	8,100	8,800

(1)	Non-revenue earning equipment for FMS operations outside the U.S. totaled approximately 1,000 vehicles for all periods presented, which are not included above.

       NYE units represent new units on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NLE units represent units held for sale, as well as units for which no revenue has been earned in the previous 30 days. These vehicles may be temporarily out of service, being prepared for sale or not rented due to lack of demand. The increase from 8,100 units to 8,600 units in total non-revenue earning equipment during the first three months of 2004 was due to the higher level of vehicle replacements resulting from an aging lease fleet, new sales activity and the sale of surplus rental equipment attributed to the recently completed acquisitions.

Supply Chain Solutions

	Three months ended March 31,
	2004	2003
	(Dollars in thousands)
U.S. operating revenue:
Automotive, aerospace and industrial	$102,382	104,876
High-tech and consumer industries	55,521	62,990
Other	4,246	3,409

U.S. operating revenue	162,149	171,275
International operating revenue	69,237	59,018

Total operating revenue(1)	231,386	230,293
Freight under management (FUM) expense	89,751	103,930

Total revenue	$321,137	334,223

Segment NBT	$7,506	7,327

Segment NBT as a % of total revenue	2.3%	2.2%

Segment NBT as a % of total operating revenue(1)	3.2%	3.2%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our SCS business segment and as a measure of sales activity. FUM expense is deducted from total revenue to arrive at operating revenue as FUM expense is largely a pass through to customers. We realize minimal changes in profitability as a result of fluctuations in FUM expense.

       In our SCS business segment, operating revenue increased 0.5% to $231.4 million for the first three months of 2004 compared with the same period in 2003. U.S. revenue comparisons and related freight under management expense were impacted by the non-renewal of certain contracts and reduced volumes. The overall increase in operating revenue was due to the favorable impact of foreign exchange rates and expanded business in Latin America. International operating revenue was also favorably impacted by revenue from an inventory procurement contract that generated $8.4 million of additional revenue in 2004. In the first quarter of 2004, the terms of this contract were favorably renegotiated to eliminate inventory risk and required net revenue reporting on a prospective basis. Total revenue decreased 3.9% to $321.1 million for the first three months of 2004 compared with the same period in 2003. The decline in total revenue is different from the change in operating revenue because the business not renewed had a greater proportion of FUM (sub-contracted freight). We expect unfavorable revenue comparisons to continue over the near term in light of the non-renewal of certain customer contracts and competitive market conditions.

       Our SCS business segment NBT improved to $7.5 million in the first three months of 2004 compared with the same period in 2003. Improved results were driven by margin improvement actions taken in this business over the past year, which have reduced overhead costs and improved global operating performance.

Dedicated Contract Carriage

	Three months ended March 31,
	2004	2003
	(Dollars in thousands)
Operating revenue(1)	$125,035	128,359
Freight under management (FUM) expense	1,352	954

Total revenue	$126,387	129,313

Segment NBT	$7,166	7,755

Segment NBT as a % of total revenue	5.7%	6.0%

Segment NBT as a % of operating revenue(1)	5.7%	6.0%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our DCC business segment and as a measure of sales activity. FUM expense is deducted from total revenue to arrive at operating revenue as FUM expense is largely a pass through to customers. We realize minimal changes in profitability as a result of fluctuations in FUM expense.

       In our DCC business segment, operating revenue in the first three months of 2004 decreased by 2.6% to $125.0 million compared to the same period in 2003. Customer contracts not renewed and reduced volumes negatively impacted revenue comparisons. NBT decreased 7.6% to $7.2 million in the first three months of 2004 compared to the prior year period. The decrease in NBT for 2004 reflects the impact of lower revenues partially offset by lower overhead spending. We expect adverse revenue comparisons to continue for the balance of the year over the near term due to the impact of customer contracts not renewed.

Central Support Services

	Three months ended March 31,
	2004	2003
	(In thousands)
Sales and marketing	$1,865	2,277
Human resources	3,900	4,721
Finance	13,750	13,802
Corporate services/public affairs	1,677	1,706
Information technology (IT)	16,609	21,337
Health and safety	2,145	2,089
Other	8,897	7,971

Total CSS	48,843	53,903
Allocation of CSS to business segments	41,666	47,462

Unallocated CSS	$7,177	6,441

       Total CSS decreased 9.4% to $48.8 million in the first three months of 2004 compared to the same period in 2003. The decrease in total CSS expenses was due to our on-going cost containment and process improvement actions, most notably in IT. Technology costs were lower in the first three months of 2004 as compared to the same period in 2003 due primarily to reduced pricing on purchased IT services. We expect reduced CSS spending levels to continue for the balance of the year.

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows

       The following is a summary of our cash flows from operating, financing and investing activities for the first three months of 2004 and 2003:

	Three months ended March 31,
	2004	2003
	(In thousands)
Net cash (used in) provided by:
Operating activities	$196,066	144,948
Financing activities	(20,792)	(57,588)
Investing activities	(199,466)	(80,044)

Net change in cash and cash equivalents	$(24,192)	7,316

       A detail of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.

       The increase in net cash provided by operating activities in the first three months of 2004 compared with the same period last year was primarily attributable to improved operating performance. Net cash provided by operating activities in 2004 was also positively impacted from the add-back of depreciation expense attributed to VIEs that were consolidated effective July 1, 2003. Net cash used in financing activities decreased in the first three months of 2004 compared to the same period in 2003 due to higher debt borrowings. The increase in net cash used in investing activities for the first three months of 2004 reflects higher capital expenditures, primarily driven by increased activity in our lease business for both new and replacement vehicles and payments made in connection with FMS acquisitions.

       We manage our business to maximize operating cash flows and proceeds from the sale of revenue earning equipment as the principal sources of liquidity. We refer to the net amount of cash generated from operating activities, collections on direct finance leases, proceeds from sale of assets, capital expenditures and acquisitions as “free cash flow.” Although free cash flow is a non-GAAP financial measure, we consider it to be an important measure of comparative operating performance. We believe free cash flow provides an important perspective on the cash available for debt service and for shareholders after making capital investments required to support ongoing business operations. Our calculation of free cash flow may be different from the calculation used by other companies and therefore comparability may be limited.

       The following table shows the sources of our free cash flow and a reconciliation of free cash flow to net cash provided by operating activities:

	Three months ended March 31,
	2004	2003
	(In thousands)
Net cash provided by operating activities	$196,066	144,948
Collections on direct finance leases	14,881	15,882
Sales of property and revenue earning equipment	78,120	39,984
Purchases of property and revenue earning equipment	(143,699)	(136,423)
Acquisitions	(149,159)	—
Other, net	391	513

Free cash flow	$(3,400)	64,904

       The decrease in free cash flow in the first three months of 2004 compared with the same period in 2003 was primarily attributable to higher capital spending levels and payments made in connection with FMS acquisitions which were partially offset by higher sales proceeds on vehicle sales and improved operating performance. Net cash provided by operating activities and free cash flow in the first quarter of 2004 were also positively impacted from the add-back of depreciation expense of approximately $21 million attributed to VIEs that were consolidated as a result of the adoption of FIN 46 on July 1, 2003.

       The following table provides a summary of capital expenditures and related cash payments for the first three months of 2004 and 2003:

	Three months ended March 31,
	2004	2003
	(In thousands)
Revenue earning equipment(1):
Full service lease	$160,046	112,300
Commercial rental	100,991	23,205

	261,037	135,505
Operating property and equipment	10,750	12,438

Total capital expenditures	271,787	147,943
Increase in accounts payable related to purchases of revenue earning equipment	(128,088)	(11,520)

Cash paid for purchases of property and revenue earning equipment	$143,699	136,423

(1)	Capital expenditures exclude acquisitions of revenue earning equipment under capital leases of $39.8 million and $5.9 million during the three months ended March 31, 2004 and 2003, respectively.

       The increase in capital expenditures of 83.7% during the first three months of 2004 compared with the same period in 2003 was due primarily to planned increased asset purchases for the full service lease and commercial rental fleets. As a result of anticipated higher levels of vehicle replacements for our aging full service lease fleet and anticipated higher levels of FMS new sales activity, we expect full year 2004 capital spending levels to approximate $1.2 billion.

Financing and Other Funding Transactions

       We utilize external capital to support growth in our asset-based product lines. The variety of financing alternatives available to fund our capital needs include long-term and medium-term public and private debt, including asset-backed securities, bank term loans, leasing arrangements bank credit facilities, commercial paper and a sale of receivables program.

       Debt totaled $1.8 billion at March 31, 2004 and December 31, 2003. In the first three months of 2004, we issued $135.0 million of medium-term notes and retired $25.0 million of medium-term notes. Our outstanding U.S. commercial paper borrowings used to manage our daily cash position decreased to $60.0 million at March 31, 2004 compared with $115.0 million at December 31, 2003. Ryder’s foreign debt, including capital leases, was $198.3 million at March 31, 2004, a decrease of approximately $6.5 million from December 31, 2003. Our on-balance sheet percentage of variable rate financing obligations (including notional value of swap agreements) was 29% at March 31, 2004 compared with 32% at December 31, 2003. We generally target a variable-rate exposure of 25% to 45% of total obligations.

       Ryder’s leverage ratios and a reconciliation of balance sheet debt to total obligations follow:

	March 31,	% to	December 31,	% to
	2004	Equity	2003	Equity
	(Dollars in thousands)
Balance sheet debt	$1,845,800	133%	1,815,900	135%
PV of minimum lease payments and guaranteed residual values under operating leases for vehicles(1),(2)	125,872		153,222

Total obligations	$1,971,672	142%	1,969,122	146%

(1)	Discounted at the interest rate implicit in the lease.

(2)	Present value does not reflect early termination penalties to which Ryder would be subject if we terminated the related leases prior to the scheduled expiration dates.

       Although total obligations is a non-GAAP financial measure, we believe that total obligations is useful as it is a more complete measure of our existing financial obligations and helps better assess our overall leverage position. Despite an increase in capital spending, the total obligations to equity ratio in 2004 was relatively flat as compared with December 2003. Debt to equity consists of balance sheet debt for the period divided by total equity. Total obligations to equity represents balance sheet debt plus the present value of minimum lease payments and guaranteed residual values under operating leases for vehicles, discounted at the interest rate implicit in the lease, divided by total equity.

       Ryder participates in an agreement, as amended from time to time, to sell with limited recourse up to $275.0 million of trade receivables on a revolving and uncommitted basis. This agreement expires in July 2004. Ryder sells receivables in order to fund operations, particularly when the cost of such sales is cost effective compared with other means of funding, notably, commercial paper. Ryder is responsible for servicing receivables sold, but has no retained interests. At March 31, 2004 and December 31, 2003, there were no receivables outstanding under the program. Since no receivables were sold as of March 31, 2004 or December 31, 2003, no amount of available recourse or recognized recourse obligation existed at those dates.

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

       Our debt ratings as of March 31, 2004 were as follows:

	Short-term	Long-term	Outlook
Moody’s Investors Service	P2	Baa1	Negative (December 2001)
Standard & Poor’s Ratings Services	A2	BBB	Positive (July 2003)
Fitch Ratings	F2	BBB+	Positive (January 2004)

       We have established an $860 million global revolving credit facility. The facility is composed of a $300 million tranche, which matures in May 2004 and is renewable annually (and is in the process of being renewed), and a $560 million tranche, which matures in May 2006. The primary purposes of the credit facility are to finance working capital and provide support for the issuance of commercial paper. At Ryder’s option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s annual facility fee ranges from 12.5 to 15.0 basis points applied to the total facility of $860 million based on Ryder’s current credit ratings. At March 31, 2004, $736.4 million was available under this global credit facility. Of this amount, $300 million was available at a maturity of less than one year. Foreign borrowings of $63.6 million were outstanding under the facility at March 31, 2004. In order to maintain availability of funding, the global revolving credit facility requires Ryder to maintain a ratio of debt to consolidated tangible net worth, as defined, of less than or equal to 300%. The ratio at March 31, 2004 was 119%.

       During 2003, Ryder filed a universal shelf registration statement with the Securities and Exchange Commission (SEC) to issue up to $800 million of securities. Proceeds from debt issuances under the universal shelf registration statement are expected to be used for capital expenditures, acquisitions, debt refinancings and general corporate purposes.

       As of March 31, 2004 we had the following amounts available to fund operations under the aforementioned facilities:

	(In millions)
Global revolving credit facility	$736	($300 limited to less than one year)
Shelf registration statement	665
Trade receivables facility	275	(uncommitted basis)

       We believe such facilities, along with other funding sources, will be sufficient to fund operations over the next twelve months.

Off-Balance Sheet Arrangements

       We periodically enter into sale and leaseback agreements in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors (e.g., regional banks, pension plans, insurance companies, etc.) and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions that are not deemed to be VIEs. In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense. We did not enter into any sale-leaseback or securitization transactions during the first three months of 2004 or 2003.

Pension Information

       The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. While we are not legally required to make a contribution to fund our U.S. pension plan until September 2005, we review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans. During 2004, we expect to make approximately $65 million in pension contributions for all plans. Changes in interest rates and the market value of the securities held by the plans during 2004 could materially change, positively or negatively, the underfunded status of the plans and affect the level of pension expense and required contributions in 2005 and beyond.

Share Repurchases

       In September 2003, our Board of Directors authorized a two-year share repurchase program intended to mitigate, in part, the dilutive impact of shares issued under our various employee stock option and stock purchase plans. Under the program, shares of common stock will be purchased in a dollar amount not to exceed the proceeds generated from the issuance of common stock to employees since January 1, 2003. As of March 31, 2004, the proceeds generated from employee stock option and stock purchase plans since January 1, 2003 were $89.0 million. The program, which extends through September 30, 2005, limits aggregate share repurchases to no more than $90 million. Share repurchases are made periodically in open-market transactions using our working capital, and are subject to market conditions, legal requirements and other factors. In the first three months of 2004, we purchased and retired 1,030,000 shares under the program at an aggregate cost of $37.7 million. As of March 31, 2004, we have purchased and retired life to date 1,147,500 shares under the program at an aggregate cost of $41.2 million.

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

       Important factors that could cause such differences include, among others: general economic conditions in the U.S. and worldwide; the market for used equipment; the highly competitive environment applicable to our operations (including competition in supply chain solutions from other logistics companies as well as from air cargo, shippers, railroads and motor carriers and competition in full service leasing and commercial rental from companies providing similar services as well as truck and trailer manufacturers that provide leasing, extended warranty maintenance, rental and other transportation services); greater than expected expenses associated with Ryder’s activities (including increased cost of fuel, freight and transportation) or personnel needs; availability of equipment; adverse changes in debt ratings; changes in accounting assumptions; Ryder’s ability to create operating synergies in connection with our recent FMS acquisitions; changes in customers’ business environments (or the loss of a significant customer) or changes in government regulations.

       The risks included here are not exhaustive. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, we undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       There have been no material changes to Ryder’s exposures to market risk since December 31, 2003. Please refer to the 2003 Annual Report on Form 10-K for a complete discussion of Ryder’s exposures to market risk.

ITEM 4. CONTROLS AND PROCEDURES

       As of the end of the first quarter of 2004, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the first quarter of 2004 Ryder’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports Ryder files and submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported as and when required.

       During the first quarter of 2004, there were no significant changes in Ryder’s internal controls over financial reporting or in other factors that could significantly affect such internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

       The following table provides information with respect to purchases we made of our common stock during the first three months of 2004:

			Total Number of
			Shares Purchased as	Approximate Dollar
			Part of Publicly	Value That May Yet
	Total Number of	Average Price Paid	Announced	Be Purchased Under
	Shares Purchased	per Share	Program(1)	the Program(1)
	(Shares in thousands)
Balance as of December 31, 2003	118	$29.71	118	$86,509,000
January 1 through January 31, 2004	—	—	118	86,509,000
February 1 through February 29, 2004	780	36.25	898	58,230,000
March 1 through March 31, 2004	250	37.47	1,148	48,864,000
Balance as of March 31, 2004	1,148	35.85	1,148	48,864,000

(1)	In September 2003, the Board of Directors authorized a two-year share repurchase program. Under the program, shares of common stock will be purchased in a dollar amount not to exceed the proceeds generated from the issuance of common stock to employees under various employee stock option and stock purchase plans since January 1, 2003. The program, which extends through September 30, 2005, limits aggregate share repurchases to no more than $90 million. As of March 31, 2004, the number of shares purchased and retired under this program was 1,147,500.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

(15)	Letter re: unaudited interim financial information.

(31.1)	Certification of Gregory T. Swienton pursuant to Rule 13a-15(e) or Rule 15d-15(e).

(31.2)	Certification of Tracy A. Leinbach pursuant to Rule 13a-15(e) or Rule 15d-15(e).

(32.1)	Certification of Gregory T. Swienton pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.

(32.2)	Certification of Tracy A. Leinbach pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

     (i) On February 5, 2004, Ryder filed a Current Report on Form 8-K under Items 7(c) and 12 to report our financial results for the three and twelve months ended December 31, 2003.

     (ii) On March 1, 2004, Ryder filed a Current Report on Form 8-K under Item 9 relating to a presentation on our pension plans and certain related information.

     (iii) On March 9, 2004, Ryder filed a Current Report on Form 8-K under Item 9 to report the completion of the acquisition of substantially all of the operating assets of Ruan Leasing Company and to update our full-year 2004 earnings forecast.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC. (Registrant)

Date: May 7, 2004	By: /s/ Tracy A. Leinbach

Tracy A. Leinbach Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: May 7, 2004	By: /s/ Art A. Garcia

Art A. Garcia Vice President and Controller (Principal Accounting Officer)