Form 10-Q
period 2004-06-30
RYDER SYSTEM INC
filed 2004-08-06
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission File Number: 1-4364

RYDER SYSTEM, INC.
(Exact name of registrant as specified in its charter)

Florida	59-0739250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3600 N.W. 82 Avenue, Miami, Florida 33166 (Address of principal executive offices, including zip code)	(305) 500-3726 (Telephone number, including area code)

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
YES ☑   NO ☐

Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding as of July 30, 2004 was 64,391,037.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months		Six months
	ended June 30,		ended June 30,
In thousands, except per share amounts	2004	2003	2004	2003

Revenue	$1,268,915	1,197,400	$2,481,173	2,391,775

Operating expense	557,488	494,795	1,100,150	1,009,891
Salaries and employee-related costs	310,180	315,077	617,163	627,817
Freight under management expense	101,994	107,090	193,097	211,974
Depreciation expense	175,757	144,386	350,742	284,729
Gains on vehicle sales, net	(10,646)	(4,699)	(17,337)	(9,035)
Equipment rental	26,958	67,651	52,652	141,303
Interest expense	26,227	22,611	50,657	44,631
Miscellaneous income, net	(2,767)	(3,181)	(4,622)	(5,640)
Restructuring and other recoveries, net	(18,108)	(793)	(19,227)	(1,077)

	1,167,083	1,142,937	2,323,275	2,304,593

Earnings before income taxes and cumulative effect of change in accounting principle	101,832	54,463	157,898	87,182
Provision for income taxes	38,187	19,781	59,212	31,560

Earnings before cumulative effect of change in accounting principle	63,645	34,682	98,686	55,622
Cumulative effect of change in accounting principle	—	—	—	(1,169)

Net earnings	$63,645	34,682	$98,686	54,453

Earnings per common share — Basic:
Before cumulative effect of change in accounting principle	$0.99	0.55	$1.53	0.89
Cumulative effect of change in accounting principle	—	—	—	(0.02)

Net earnings	$0.99	0.55	$1.53	0.87

Earnings per common share — Diluted:
Before cumulative effect of change in accounting principle	$0.97	0.55	$1.50	0.88
Cumulative effect of change in accounting principle	—	—	—	(0.02)

Net earnings	$0.97	0.55	$1.50	0.86

Cash dividends per common share	$0.15	0.15	$0.30	0.30

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	(unaudited)
	June 30,	December 31,
	2004	2003
Dollars in thousands, except per share amounts
Assets:
Current assets:
Cash and cash equivalents	$81,723	140,627
Receivables, net	646,074	640,769
Inventories	54,500	54,806
Tires in service	172,265	160,020
Prepaid expenses and other current assets	113,565	110,878

Total current assets	1,068,127	1,107,100
Revenue earning equipment, net	3,282,927	3,046,040
Operating property and equipment, net	477,642	506,898
Direct financing leases and other assets	421,518	440,971
Goodwill and other intangible assets	183,350	177,594

Total assets	$5,433,564	5,278,603

Liabilities and shareholders’ equity:
Current liabilities:
Current portion of long-term debt	$354,284	366,411
Accounts payable	337,990	299,725
Accrued expenses	390,499	407,941

Total current liabilities	1,082,773	1,074,077
Long-term debt	1,526,393	1,449,489
Other non-current liabilities	497,606	516,953
Deferred income taxes	932,267	893,699

Total liabilities	4,039,039	3,934,218

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, June 30, 2004 or December 31, 2003	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, June 30, 2004 — 64,298,976; December 31, 2003 — 64,487,486	665,780	626,087
Retained earnings	914,236	897,841
Deferred compensation	(3,702)	(2,887)
Accumulated other comprehensive loss	(181,789)	(176,656)

Total shareholders’ equity	1,394,525	1,344,385

Total liabilities and shareholders’ equity	$5,433,564	5,278,603

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2004	2003
In thousands
Cash flows from operating activities:
Net earnings	$98,686	54,453
Cumulative effect of change in accounting principle	—	1,169
Depreciation expense	350,742	284,729
Gains on vehicle sales, net	(17,337)	(9,035)
Amortization expense and other non-cash (gains) charges, net	(22,439)	1,910
Deferred income tax expense	50,638	21,322
Changes in operating assets and liabilities, net of acquisitions:
Receivables	661	(8,920)
Inventories	203	5,775
Prepaid expenses and other assets	(8,019)	5,555
Accounts payable	(19,784)	14,358
Accrued expenses and other non-current liabilities	(38,102)	19,865

Net cash provided by operating activities	395,249	391,181

Cash flows from financing activities:
Net change in commercial paper borrowings	23,000	(105,500)
Debt proceeds	225,385	55,771
Debt repaid, including capital lease obligations	(214,496)	(58,453)
Dividends on common stock	(19,413)	(18,815)
Common stock issued	51,441	14,820
Common stock repurchased	(86,579)	—

Net cash used in financing activities	(20,662)	(112,177)

Cash flows from investing activities:
Purchases of property and revenue earning equipment	(509,771)	(396,472)
Sales of property and revenue earning equipment	193,891	95,140
Acquisitions	(148,560)	—
Collections on direct finance leases	30,906	31,537
Other, net	43	3,800

Net cash used in investing activities	(433,491)	(265,995)

(Decrease) increase in cash and cash equivalents	(58,904)	13,009
Cash and cash equivalents at January 1	140,627	104,237

Cash and cash equivalents at June 30	$81,723	117,246

Supplemental disclosures of non-cash investing and financing activities:
Changes in accounts payable related to purchases of revenue earning equipment	$58,050	16,433
Revenue earning equipment acquired under capital leases	37,946	37,496

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred					Accumulated Other Comprehensive Loss
	Stock	Common Stock		Retained	Deferred	Currency Translation	Minimum Pension	Unrealized Loss on
	Amount	Shares	Amount	Earnings	Compensation	Adjustments	Liability	Derivative	Total
Dollars in thousands, except per share amounts

Balance at December 31, 2003	$—	64,487,486	$626,087	897,841	(2,887)	10,993	(187,442)	(207)	1,344,385

Components of comprehensive income:
Net earnings	—	—	—	98,686	—	—	—	—	98,686
Foreign currency translation adjustments	—	—	—	—	—	(5,260)	—	—	(5,260)
Unrealized gain related to derivatives accounted for as hedges	—	—	—	—	—	—	—	127	127

Total comprehensive income									93,553
Common stock dividends declared — $0.30 per share	—	—	—	(19,413)	—	—	—	—	(19,413)
Common stock issued under employee stock option and stock purchase plans (1)	—	2,188,767	53,475	—	(2,034)	—	—	—	51,441
Common stock repurchases	—	(2,360,345)	(23,701)	(62,878)	—	—	—	—	(86,579)
Tax benefit from employee stock options	—	—	10,295	—	—	—	—	—	10,295
Amortization and forfeiture of restricted stock	—	(16,932)	(376)	—	1,219	—	—	—	843

Balance at June 30, 2004 (unaudited)	$—	64,298,976	$665,780	914,236	(3,702)	5,733	(187,442)	(80)	1,394,525

(1)	Net of common stock purchased from employees exercising stock options.

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

(B) CONSOLIDATION OF VARIABLE INTEREST ENTITIES

       Effective July 1, 2003, we adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” (as revised by FIN 46-R issued December 2003) that establishes accounting guidance for identifying variable interest entities (VIEs), including special-purpose entities, and when to include the assets, liabilities, noncontrolling interests and results of activities of VIEs in an enterprise’s consolidated financial statements. As a result of adopting FIN 46, we consolidated three VIEs that were established in connection with sale-leaseback transactions of revenue earning equipment in which we sold revenue earning equipment to a special-purpose entity and then leased the revenue earning equipment back as lessee under operating lease arrangements. As part of these transactions, we provided credit enhancements and residual value guarantees that obligate us to absorb the majority of the expected losses from such entities, if any are realized. Therefore, FIN 46 required that these entities be consolidated. The credit enhancements, in the form of cash reserve deposits (included in “Direct financing leases and other assets”), as well as the revenue earning equipment under lease serve as collateral for the VIEs’ long-term borrowings. The creditors of the VIEs do not have recourse to the general assets of Ryder.

       The assets and liabilities of consolidated VIEs are measured in the amounts at which they would have been recorded in the consolidated financial statements if FIN 46 had been effective at the inception of the transactions. Accordingly, effective July 1, 2003, we recorded additional revenue earning equipment of $421.4 million and additional debt of $414.0 million associated with 15,800 units, in addition to recognizing a non-cash cumulative effect charge of $3.0 million on an after-tax basis, or $0.05 per diluted share. Concurrent with the consolidation of the VIEs, we began recognizing depreciation expense attributed to the revenue earning equipment of the VIEs and interest expense on the additional debt of the VIEs in lieu of rent expense. The cumulative effect charge primarily represented depreciation and interest expense of the VIEs that would have been recorded had FIN 46 been in effect since lease inception, in excess of rent expense recorded under operating leases. The charge is expected to reverse in operating earnings over the next two years. The consolidation of the VIEs did not have a significant impact on our consolidated net earnings. Net earnings for the three and six months ended June 30, 2003 would not have been materially different if this standard had been adopted effective January 1, 2003. However, both net cash provided by operating activities and used in financing activities presented on our Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2004 increased due to the add-back of depreciation expense on the VIEs’ revenue earning equipment and principal payments on the VIEs’ debt, respectively.

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

(D) ACQUISITIONS

       Ruan Acquisition — On March 1, 2004, Ryder completed an asset purchase agreement with Ruan Leasing Company (Ruan) under which we acquired Ruan’s fleet of approximately 6,400 vehicles, 37 of its 111 service locations and more than 500 customers. Ryder also acquired full service contract maintenance agreements covering approximately 1,700 vehicles. The combined Ryder/Ruan network allows us to leverage our existing U.S. infrastructure in key markets while adding new infrastructure to strengthen our presence in targeted areas of the Midwest, Southeast, Mid-Atlantic and Southwest. The purchase price, which is subject to post closing adjustments, was allocated to the net assets acquired based on their fair values. As of June 30, 2004, approximately $142 million of the purchase price had been paid with the remaining amount expected to be paid by the first quarter of 2006, subject to holdback provisions set forth in the agreement. The initial recording of the transaction was based on preliminary valuation assessments and is subject to change. The following table provides a rollforward of the original estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition:

	Original Amount	Purchase
	Disclosed First	Accounting
	Quarter 2004	Adjustments	Total Allocation
	(In thousands)
Assets:
Revenue earning equipment	$138,587	899	139,486
Operating property and equipment	1,280	(747)	533
Customer relationship intangibles (1)	5,209	(6)	5,203
Other assets	3,370	72	3,442

Total assets	148,446	218	148,664
Liabilities:
Asset retirement obligations and other liabilities	(213)	—	(213)

Purchase price	$148,233	218	148,451

(1)	Customer relationship intangibles are being amortized over their estimated useful lives of 10 years.

       General Acquisition — On December 31, 2003, Ryder completed an asset purchase agreement with General Car and Truck Leasing System, Inc. (General) under which we acquired General’s fleet of approximately 4,200 vehicles, 15 of its 34 service locations and more than 700 customers. The combined Ryder/General network allows us to leverage our existing U.S. infrastructure in key markets while adding new infrastructure to strengthen our presence in targeted areas of the Midwest and Southeast. The purchase price, which is subject to post closing adjustments, was allocated to the net assets acquired based on their fair values. As of June 30, 2004, approximately $103 million of the purchase price had been paid with the remaining amount required to be paid in 2004 and 2005, subject to holdback provisions set forth in the agreement.

       As described in the 2003 Annual Report, the initial recording of the transaction was based on preliminary valuation assessments and is subject to change. The following table provides a rollforward of the original estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition:

	Original Amount	Purchase
	Disclosed in 2003	Accounting
	Annual Report	Adjustments	Total Allocation
	(In thousands)
Assets:
Revenue earning equipment	$98,236	(339)	97,897
Operating property and equipment	6,646	(257)	6,389
Customer relationship intangibles (1)	2,330	56	2,386
Other assets	1,709	576	2,285

Total assets	108,921	36	108,957
Liabilities:
Asset retirement obligations and other liabilities	(133)	(811)	(944)

Purchase price	$108,788	(775)	108,013

(1)	Customer relationship intangibles are being amortized over their estimated useful lives of 10 years.

       The results of Ruan and General have been included in the consolidated condensed financial statements from the date of acquisition. The following table provides the unaudited pro forma revenue, earnings before cumulative effect of change in accounting principle, net earnings and earnings per share as if the results of these businesses had been included in operations commencing January 1, 2003. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the acquisitions been consummated during the period for which the pro forma information is presented, or of future results.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Revenue	$1,268,915	1,260,219	$2,504,170	2,517,817
Earnings before cumulative effect of change in accounting principle	$63,645	35,802	$97,270	56,949
Net earnings	$63,645	35,802	$97,270	55,780
Earnings per common share—Diluted:
Before cumulative effect of change in accounting principle	$0.97	0.57	$1.48	0.90
Net earnings	$0.97	0.57	$1.48	0.88

(E) REVENUE EARNING EQUIPMENT, NET

	June 30,	December 31,
	2004	2003
	(In thousands)
Full service lease	$4,321,449	4,186,497
Commercial rental	1,504,981	1,333,525

	5,826,430	5,520,022
Accumulated depreciation	(2,543,503)	(2,473,982)

Total	$3,282,927	3,046,040

       Included in net revenue earning equipment are assets acquired under capital leases of $94.5 million, less accumulated amortization of $26.8 million at June 30, 2004, and $107.3 million, less accumulated amortization of $28.4 million at December 31, 2003. At June 30, 2004 and December 31, 2003, the net carrying value of revenue earning equipment held for sale was $55.1 million and $55.8 million, respectively.

(F) GOODWILL AND OTHER INTANGIBLE ASSETS

	June 30,	December 31,
	2004	2003
	(In thousands)
Unamortizable intangible assets:
Goodwill	$156,369	155,628
Trade name	8,686	8,686
Pension intangible	10,960	10,950

	176,015	175,264

Amortizable intangible assets:
Customer relationships	7,589	2,330
Accumulated amortization	(254)	—

	7,335	2,330

Total	$183,350	177,594

       The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	Fleet	Supply	Dedicated
	Management	Chain	Contract
	Solutions	Solutions	Carriage	Total
	(In thousands)
Balance as of December 31, 2003	$126,318	24,410	4,900	155,628
Currency translation adjustment	230	251	—	481
Acquisitions (1)	260	—	—	260

Balance as of June 30, 2004	$126,808	24,661	4,900	156,369

(1)	Amounts represent purchase accounting adjustments relating to the November 2003 acquisition of Vertex Services, LLC.

(G) INCOME TAXES

       We are subject to tax audits in numerous jurisdictions in the U.S. and around the world. Tax audits by their very nature are often complex and can require several years to complete. The audit of our federal income tax returns for 1995 through 1997 is currently in the appeals process with the Internal Revenue Service (IRS). Management believes that the ultimate outcome of the audit will not result in a material adverse impact on our consolidated results of operations or financial position. In 2003, the IRS began auditing our federal income tax returns for 1998 through 2000. In the normal course of business, we are subject to challenges from the IRS and other tax authorities regarding amounts of taxes due. Assuming this audit follows normal course, we expect the nature and extent of any challenges from the IRS will likely be known by December 31, 2004. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. As part of our calculation of the provision for income taxes on earnings, we record the amount we expect to incur as a result of tax audits. Such accruals require management to make estimates and judgments with respect to the ultimate outcome of a tax audit. The amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued. Management believes that taxes accrued on the consolidated condensed balance sheet fairly represent the amount of future tax liability due by Ryder.

(H) DEBT AND OTHER FINANCING

	June 30,	December 31,
	2004	2003
	(In thousands)
U.S. commercial paper	$138,000	115,000
Unsecured U.S. notes:
Debentures	325,840	325,810
Medium-term notes	842,336	732,034
Unsecured foreign obligations (principally pound sterling)	194,854	197,594
Asset-backed securities (1)	240,055	294,991
Other debt, including capital leases	133,020	136,180

Total debt before fair market value adjustment	1,874,105	1,801,609
Fair market value adjustment on notes subject to hedging (2)	6,572	14,291

Total debt	1,880,677	1,815,900
Current portion	(354,284)	(366,411)

Long-term debt	$1,526,393	1,449,489

(1)	Asset-backed securities represent outstanding debt of consolidated VIEs. Asset-backed securities are collateralized by cash reserve deposits (included in “Direct financing leases and other assets”) and revenue earning equipment of consolidated VIEs totaling $299.4 million as of June 30, 2004.
(2)	Fair market value of executed interest rate swaps totaling $322.0 million designated as fair value hedges.

       During May 2004, Ryder refinanced its $860 million credit facility with a new five-year $870 million global revolving credit agreement with a syndicate of lenders. The credit facility is used primarily to provide support for the issuance of commercial paper and to finance working capital for certain foreign subsidiaries. The credit facility can be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility as of June 30, 2004). At Ryder’s option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 15.0 basis points, which applies to the total facility of $870 million, and is based on Ryder’s current credit rating. The credit facility contains no provision restricting its availability in the event of a material adverse change to Ryder. The credit facility contains standard warranties, events of default, and certain affirmative and negative covenants. In order to maintain availability of funding, Ryder must maintain a ratio of debt to consolidated tangible net worth, as defined in the agreement, of less than or equal to 300%. The ratio at June 30, 2004 was 119%. At June 30, 2004, $652.6 million was available under the credit facility. Foreign borrowings of $79.4 million were outstanding under the facility at June 30, 2004.

       During 2004, we issued unsecured medium-term notes with an aggregate principal amount of $135.0 million, which mature in March 2009. The proceeds from the notes were used to reduce other outstanding borrowings.

       During 2003, Ryder filed a universal shelf registration statement with the Securities and Exchange Commission to issue up to $800 million of available securities. Proceeds from debt issuances under the universal shelf registration statement are expected to be used for capital expenditures, debt refinancings and general corporate purposes. As of June 30, 2004, Ryder had $665 million of securities available for issuance under the registration statement.

       At June 30, 2004, Ryder had letters of credit outstanding totaling $163.2 million, which primarily guarantee various insurance activities. Certain of these letters of credit guarantee insurance activities associated with insurance claim liabilities transferred in conjunction with the sale of certain businesses reported as discontinued operations in previous years. To date, the insurance claims, representing per claim deductibles payable under third-party insurance policies, have been paid by the companies that assumed such liabilities. However, if all or a portion of the assumed claims of approximately $11 million are unable to be paid, the third-party insurers may have recourse against certain of the outstanding letters of credit provided by Ryder in order to satisfy the unpaid claim deductibles. In order to reduce our potential exposure to these claims, we have received letters of credit from the purchaser of the businesses referred to above totaling $5.5 million and are contracted to receive additional letters of credit in the amount of $2.0 million in the third quarter of 2004 and $1.0 million each quarter thereafter through the third quarter of 2005. At such time, and periodically thereafter, an actuarial valuation will be made to determine the remaining amount of the insurance claim liabilities and the letters of credit issued in our favor will be adjusted accordingly.

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

       A reconciliation of the number of shares used in computing basic and diluted earnings per share follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands)
Weighted-average shares outstanding — Basic	64,386	62,550	64,472	62,358
Effect of dilutive options and unvested restricted stock	1,255	762	1,389	695

Weighted-average shares outstanding — Diluted	65,641	63,312	65,861	63,053

Anti-dilutive options not included above	—	4,797	9	4,923

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net earnings, as reported	$63,645	34,682	$98,686	54,453
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	273	225	523	451
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,327)	(1,890)	(3,971)	(2,548)

Pro forma net earnings	$61,591	33,017	$95,238	52,356

Earnings per common share:
Basic:
As reported	$0.99	0.55	$1.53	0.87
Pro forma	$0.96	0.53	$1.48	0.84
Diluted:
As reported	$0.97	0.55	$1.50	0.86
Pro forma	$0.94	0.52	$1.44	0.83

       The fair values of options granted were estimated as of the dates of grant using the Black-Scholes option-pricing model. Total stock-based employee compensation expense for the three and six months ended June 30, 2004 includes the effect of cancelled options totaling 12,582 and 64,002, respectively, compared with 30,289 and 457,421, respectively, in the same periods in 2003.

(K) SHARE REPURCHASE PROGRAM

       During the second quarter of 2004, we completed our previously announced $90 million share repurchase program. Under the program, shares of common stock were purchased in a dollar amount not to exceed the proceeds generated from the issuance of common stock to employees under our various employee stock option and stock purchase plans since January 1, 2003 up to $90 million. Under the program, we purchased and retired a total of 2,477,845 shares, of which 2,360,345 shares were purchased and retired in 2004 at an aggregate cost of $86.6 million. The cost of stock repurchases is allocated between common stock and retained earnings based on the amount of capital surplus at the time of the stock repurchase.

       In July 2004, our board of directors authorized a new two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. Under the program, shares of common stock are purchased in an amount not to exceed the number of shares issued to employees under our various employee stock option and stock purchase plans since May 1, 2004, which totaled 0.2 million shares at June 30, 2004. The program limits aggregate share repurchases to no more than 3.5 million shares of Ryder common stock. Share repurchases will be made periodically in open-market transactions using working capital, and are subject to market conditions, legal requirements and other factors. In addition, management has been granted the authority to establish a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the repurchase program.

(L) COMPREHENSIVE INCOME

       Comprehensive income presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following table provides a reconciliation of net earnings as reported in the Consolidated Condensed Statements of Earnings to comprehensive income.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands)
Net earnings	$63,645	34,682	$98,686	54,453
Other comprehensive income:
Foreign currency translation adjustments	(8,156)	22,195	(5,260)	28,140
Unrealized net gain (loss) on derivative instruments	165	153	127	(100)

Total comprehensive income	$55,654	57,030	$93,553	82,493

(M) RESTRUCTURING AND OTHER RECOVERIES, NET

       The components of restructuring and other recoveries, net were as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands)
Restructuring (recoveries) charges, net:
Employee severance and benefits	$(662)	(448)	$(863)	(448)
Facility and related costs	—	66	—	66

	(662)	(382)	(863)	(382)
Other (recoveries) charges, net:
Asset write-downs	—	(373)	—	(657)
Gain on sale of headquarters complex	(22,223)	—	(23,129)	—
Contract termination costs	4,777	—	4,777	—
Other	—	(38)	(12)	(38)

Total	$(18,108)	(793)	$(19,227)	(1,077)

       Allocation of restructuring and other recoveries, net across reportable business segments was as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands)
Fleet Management Solutions	$2,822	(550)	$2,705	(834)
Supply Chain Solutions	965	(3)	916	(3)
Dedicated Contract Carriage	350	(27)	339	(27)
Central Support Services	(22,245)	(213)	(23,187)	(213)

Total	$(18,108)	(793)	$(19,227)	(1,077)

2004

       Restructuring recoveries, net for the three and six months ended June 30, 2004, respectively, related primarily to employee severance and benefits recorded in prior restructuring charges that were reversed due to refinements in estimates.

       Other recoveries, net for the three and six months ended June 30, 2004, respectively, related primarily to gains recorded in connection with the sale of our corporate headquarters complex. In May 2004, we completed the sale of our corporate headquarters facility for $39 million in cash. In conjunction with this sale, we entered into a lease agreement with the purchaser to lease back the headquarters facility until we relocate to our new headquarters in 2005. The terms of the leaseback meet the criteria for a “normal leaseback” and full gain recognition. The gain recognized on the sale of the headquarters facility totaled $22.2 million. In addition to the sale of our corporate headquarters in the second quarter of 2004, results for the six months ended June 30, 2004 also reflect gains totaling $0.9 million from the sale of other properties sold in connection with the previously announced relocation of our headquarters.

       Other charges, net for the three and six months ended June 30, 2004 related primarily to the termination of an information technology infrastructure contract during the second quarter of 2004. As part of on-going cost containment initiatives, Ryder management approved and committed to a plan to transition certain outsourced information technology infrastructure services to Ryder employees. Under the terms of the agreement, Ryder was obligated to pay certain termination costs in the event of termination prior to the expiration date of 2010. In accordance with the terms of the services agreement, Ryder notified the information technology services provider of its intent to terminate the contract and recorded a charge totaling $4.8 million for contract termination costs. During the second half of 2004, we expect to incur approximately $5 million of additional costs associated with the transition of the information technology services contract expected to be completed by December 31, 2004. Cost reductions associated with the termination of this contract are expected to benefit our results starting in 2005.

2003

       During the second quarter of 2003, restructuring recoveries related primarily to employee severance and benefits recorded in prior restructuring charges that were reversed due to refinement in estimates. Other recoveries in 2003 primarily consisted of gains on sale of owned facilities identified for closure in prior restructuring charges.

       Activity related to restructuring reserves was as follows:

	December 31, 2003	2004		June 30, 2004
	Balance	Additions	Deductions	Balance
	(In thousands)
Employee severance and benefits	$6,665	191	4,085	2,771
Facilities and related costs	1,322	—	272	1,050

Total	$7,987	191	4,357	3,821

       At June 30, 2004, employee terminations from prior year restructuring plans were substantially finalized. Deductions represent cash payments made during the period of $3.3 million and prior year charge reversals of $1.1 million. At June 30, 2004, outstanding restructuring obligations are generally required to be paid over the next nine months.

(N) EMPLOYEE BENEFIT PLANS

       Components of net periodic benefit cost were as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands)
Pension Benefits
Company-administered plans:
Service cost	$8,462	7,887	$17,903	15,701
Interest cost	18,129	16,327	35,958	32,514
Expected return on plan assets	(20,139)	(15,802)	(40,133)	(31,548)
Amortization of transition asset	(8)	(7)	(15)	(13)
Recognized net actuarial loss	8,051	10,387	15,786	20,754
Amortization of prior service cost	546	1,597	1,094	3,175

	15,041	20,389	30,593	40,583
Union-administered plans	1,012	1,073	1,895	1,929

Net periodic benefit cost	$16,053	21,462	$32,488	42,512

Company-administered plans:
U.S.	$11,343	16,036	$23,220	32,112
Non-U.S.	3,698	4,353	7,373	8,471

	15,041	20,389	30,593	40,583
Union-administered plans	1,012	1,073	1,895	1,929

	$16,053	21,462	$32,488	42,512

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands)
Postretirement Benefits
Company-administered plans:
Service cost	$204	263	$458	524
Interest cost	467	659	1,138	1,316
Recognized net actuarial (gain) loss	(13)	175	208	350
Amortization of prior service credit	(289)	(290)	(578)	(579)

Net periodic benefit cost	$369	807	$1,226	1,611

Company-administered plans:
U.S.	$311	757	$1,108	1,514
Non-U.S.	58	50	118	97

	$369	807	$1,226	1,611

       We previously disclosed in our 2003 Annual Report that we expected to contribute approximately $41 million to our pension plans during 2004. During the three months ended June 30, 2004, we made a discretionary contribution of $50 million to our U.S. qualified benefit pension plan. As of June 30, 2004, $59.9 million of global contributions have been made to our pension plans. We anticipate 2004 contributions to our pension plans will total approximately $68 million.

(O) SEGMENT REPORTING

       Ryder’s operating segments are aggregated into reportable business segments based primarily upon similar economic characteristics, products, services and delivery methods. Ryder operates in three reportable business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing, commercial rental and programmed maintenance of trucks, tractors and trailers to customers, principally in the U.S., Canada and the U.K.; (2) Supply Chain Solutions (SCS), which provides comprehensive supply chain consulting and lead logistics management solutions that support customers’ entire supply chains from inbound raw materials through distribution of finished goods throughout North America, in Latin America, Europe and Asia; and (3) Dedicated Contract Carriage (DCC), which provides vehicles and drivers as part of a dedicated transportation solution, principally in North America.

       Ryder’s primary measurement of segment financial performance, defined as “Net Before Taxes” (NBT), includes an allocation of Central Support Services (CSS) and excludes restructuring and other recoveries, net. CSS represents those costs incurred to support all business segments, including sales and marketing, human resources, finance, corporate services, health and safety, information technology, legal and communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, corporate communications, public affairs and certain executive compensation. CSS costs attributable to the business segments are generally allocated to FMS, SCS and DCC as follows:

•	Sales and marketing, finance, corporate services and health and safety — allocated based upon estimated and planned resource utilization.

•	Human resources — individual costs within this category are allocated in several ways, including allocation based on estimated utilization and number of personnel supported.

•	Information technology — allocated principally based upon utilization-related metrics such as number of users or minutes of CPU time. Customer-related project costs and expenses are allocated to the business segment responsible for the project.

•	Other — represents legal and other centralized costs and expenses including certain incentive compensation costs. Expenses, where allocated, are based primarily on the number of personnel supported.

       The following tables set forth financial information for each of Ryder’s business segments and a reconciliation between segment NBT and earnings before income taxes and cumulative effect of change in accounting principle for the three and six months ended June 30, 2004 and 2003. In 2004, we changed our methodology of allocating sales support costs between FMS and DCC segments. Accordingly, 2003 segment NBT measures for these segments have been adjusted to provide the retroactive effect of this change. These segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

	FMS	SCS	DCC	Eliminations	CSS	Total
	(In thousands)
For the three months ended June 30, 2004
Revenue from external customers	$816,507	327,010	125,398	—	—	1,268,915
Inter-segment revenue	75,610	—	—	(75,610)	—	—

Total revenue	$892,117	327,010	125,398	(75,610)	—	1,268,915

Segment NBT (1)	$81,313	9,002	8,703	(8,158)	(7,136)	83,724

Restructuring and other recoveries, net						18,108

Earnings before income taxes and cumulative effect of change in accounting principle						101,832

Purchases of property and revenue earning equipment (1), (2)	$360,819	2,943	107	—	2,203	366,072

June 30, 2003
Revenue from external customers	$723,715	345,704	127,981	—	—	1,197,400
Inter-segment revenue	76,407	—	—	(76,407)	—	—

Total revenue	$800,122	345,704	127,981	(76,407)	—	1,197,400

Segment NBT (1)	$51,251	7,423	9,155	(8,207)	(5,952)	53,670

Restructuring and other recoveries, net						793

Earnings before income taxes and cumulative effect of change in accounting principle						54,463

Purchases of property and revenue earning equipment (1), (2)	$255,179	3,952	230	—	688	260,049

(1)	CSS includes the activity not allocated to the reportable business segments.
(2)	Excludes revenue earning equipment acquired under capital leases.

	FMS	SCS	DCC	Eliminations	CSS	Total
		(In thousands)
For the six months ended June 30, 2004
Revenue from external customers	$1,581,241	648,147	251,785	—	—	2,481,173
Inter-segment revenue	152,346	—	—	(152,346)	—	—

Total revenue	$1,733,587	648,147	251,785	(152,346)	—	2,481,173

Segment NBT (1)	$136,043	16,508	15,869	(15,436)	(14,313)	138,671

Restructuring and other recoveries, net						19,227

Earnings before income taxes and cumulative effect of change in accounting principle						157,898

Purchases of property and revenue earning equipment (1), (2), (3)	$500,647	5,628	212	—	3,284	509,771

June 30, 2003
Revenue from external customers	$1,454,554	679,927	257,294	—	—	2,391,775
Inter-segment revenue	156,561	—	—	(156,561)	—	—

Total revenue	$1,611,115	679,927	257,294	(156,561)	—	2,391,775

Segment NBT (1)	$83,577	14,750	16,910	(16,739)	(12,393)	86,105

Restructuring and other recoveries, net						1,077

Earnings before income taxes and cumulative effect of change in accounting principle						87,182

Purchases of property and revenue earning equipment (1), (2)	$384,704	7,892	484	—	3,392	396,472

(1)	CSS includes the activity not allocated to the reportable business segments.
(2)	Excludes revenue earning equipment acquired under capital leases.
(3)	Excludes FMS acquisitions of $148.6 million primarily comprised of long-lived assets.

       Our FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to the SCS and DCC segments. Inter-segment revenue and NBT are accounted for at approximate fair value as if the transactions were made with independent third-parties. NBT related to inter-segment equipment and services billed to customers (equipment contribution) is included in both FMS and the business segment which served the customer, then eliminated (presented as “Eliminations”).

       The following table sets forth equipment contribution included in NBT for our SCS and DCC segments:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands)
Equipment contribution:
Supply Chain Solutions	$3,606	3,801	$6,715	7,610
Dedicated Contract Carriage	4,552	4,406	8,721	9,129

Total	$8,158	8,207	$15,436	16,739

KPMG LLP CERTIFIED PUBLIC ACCOUNTANTS One Biscayne Tower 2 South Biscayne Boulevard Suite 2800 Miami, Florida 33131	Telephone Fax	305-358-2300 305-913-2692

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS
RYDER SYSTEM, INC.:

       We have reviewed the accompanying consolidated condensed balance sheet of Ryder System, Inc. and subsidiaries as of June 30, 2004, the related consolidated condensed statements of earnings for the three and six months ended June 30, 2004 and 2003, the related consolidated statements of shareholders’ equity for the six months ended June 30, 2004 and the related consolidated statements of cash flows for the six months ended June 30, 2004 and 2003. These consolidated condensed financial statements are the responsibility of the Company’s management.

       We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

       Based on our reviews, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above in order for them to be in conformity with accounting principles generally accepted in the United States of America.

       We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ryder System, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of earnings, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 4, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

       As discussed in the notes to the consolidated condensed financial statements, the Company changed its method of accounting for variable interest entities and its method of accounting for asset retirement obligations in 2003.

/s/ KPMG LLP

Miami, Florida
July 21, 2004

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

       Our business is divided into three reportable business segments based primarily upon similar economic characteristics, products, services and delivery methods: our Fleet Management Solutions (FMS) business segment provides full service leasing, commercial rental and programmed maintenance of commercial trucks, tractors and trailers to customers, principally in the U.S., Canada and the U.K.; our Supply Chain Solutions (SCS) business segment provides comprehensive supply chain consulting and lead logistics management solutions that support customers’ entire supply chains from inbound raw materials through distribution of finished goods throughout North America, in Latin America, Europe and Asia; and our Dedicated Contract Carriage (DCC) provides vehicles and drivers as part of a dedicated transportation solution, principally in North America. We operate in extremely competitive markets. Our customers select us based on numerous factors including service quality, price, technology and service offerings. As an alternative to using our services, customers may also choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors.

ITEMS AFFECTING COMPARABILITY BETWEEN PERIODS

FMS Acquisitions

       On March 1, 2004, we completed an asset purchase agreement with Ruan Leasing Company (Ruan) under which we acquired Ruan’s fleet of approximately 6,400 vehicles, 37 of its 111 service locations and more than 500 customers. Ryder also acquired full service contract maintenance agreements covering approximately 1,700 vehicles. Effective December 31, 2003, we also acquired substantially all the assets of Iowa-based General Car and Truck Leasing System (General), a major privately held commercial truck leasing, maintenance and rental company, including General’s fleet of approximately 4,200 vehicles, 15 of its 34 service locations and more than 700 customers. The combined networks will operate under Ryder’s name and will allow us to leverage our existing U.S. infrastructure in key markets while adding new infrastructure to strengthen our presence in targeted areas of the Midwest, Southeast, Mid-Atlantic and Southwest. The results of these acquisitions have been included in the consolidated results of Ryder since the date of acquisition.

Accounting Changes

       As discussed in Note (B) to the unaudited consolidated condensed financial statements, effective July 1, 2003, Ryder consolidated three variable interest entities (VIEs) in connection with the adoption of the Financial Accounting Standards Board’s Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities” (as revised by FIN 46-R issued December 2003). The consolidated VIEs were established as part of previous sale-leaseback transactions of revenue earning equipment in which Ryder sold revenue earning equipment to special-purpose entities (SPEs) and then leased the revenue earning equipment back as lessee under operating lease arrangements. In connection with the sale-leaseback transactions executed with SPEs, in the form of vehicle securitizations and a synthetic leasing arrangement, we provided credit enhancements and residual value guarantees that obligate Ryder to absorb the majority of the expected losses from such entities, if any are realized. Therefore, FIN 46 required that these entities be consolidated. The consolidation of the VIEs did not have a significant impact on our consolidated net earnings for the three and six months ended June 30, 2004; however, reported depreciation expense, equipment rental and interest expense were impacted by the consolidation of the VIEs. In addition, both net cash provided by operating activities and our free cash flow measure increased due to the add-back of depreciation expense on the VIEs’ revenue earning equipment and net cash used in financing activities also increased due to principal payments on VIEs’ debt for the six months ended June 30, 2004.

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

CONSOLIDATED RESULTS

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Earnings before cumulative effect of change in accounting principle (1)	$63,645	34,682	$98,686	55,622
Per diluted common share	$0.97	0.55	$1.50	0.88
Net earnings (1), (2)	$63,645	34,682	$98,686	54,453
Per diluted common share	$0.97	0.55	$1.50	0.86
Weighted-average shares outstanding — Diluted	65,641	63,312	65,861	63,053

(1)	Results for the three and six months ended June 30, 2004 include restructuring and other recoveries, net of $11.4 million after-tax and $12.1 million after-tax, or $0.17 and $0.18 per diluted common share, respectively. Results for the three and six months ended June 30, 2003 include restructuring and other recoveries, net of $0.5 million after-tax and $0.7 million after-tax, or $0.01 per diluted common share, respectively.

(2)	Net earnings for the six months ended 2003 include the cumulative effect of a change in accounting for costs associated with the eventual retirement of long-lived assets primarily relating to components of revenue earning equipment resulting in an after-tax charge of $1.2 million, or $0.02 per diluted common share.

       Earnings before cumulative effect of change in accounting principle increased 83.5% to $63.6 million in the second quarter of 2004 and increased 77.4% to $98.7 million in the first half of 2004 compared with the same period in 2003. Earnings for the three and six months ended June 30, 2004 benefited from gains on the sale of our headquarters complex of $14.0 million after-tax, or $0.21 per diluted common share, and $14.7 million after tax, or $0.22 per diluted common share, respectively. Excluding these gains, the earnings growth realized in 2004 was due primarily to the impact of FMS acquisitions, improved FMS rental pricing and utilization, higher gains on FMS vehicle sales, lower pension costs, and reductions in operating expenses stemming from cost management and process improvement actions which account for the improvement in our SCS results. See “Operating Results by Business Segment” for a further discussion of operating results. The earnings growth rate during the first half of 2004 compared with prior year exceeded the related earnings per share growth rate because the average number of shares outstanding increased 4.5% over the prior year reflecting the impact of stock issuances under employee stock option and stock purchase plans over the past twelve months.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Revenue:
Fleet Management Solutions	$892,117	800,122	$1,733,587	1,611,115
Supply Chain Solutions	327,010	345,704	648,147	679,927
Dedicated Contract Carriage	125,398	127,981	251,785	257,294
Eliminations	(75,610)	(76,407)	(152,346)	(156,561)

Total	$1,268,915	1,197,400	$2,481,173	2,391,775

       Revenue increased 6.0% to $1.3 billion in the second quarter of 2004 compared with the same period in 2003. In the first half of 2004, revenue increased 3.7% to $2.5 billion compared with the same period in 2003. During 2004, FMS revenue was positively impacted by acquisitions and higher rental revenue resulting from better pricing and increased activity. FMS acquisitions contributed $51.0 million and $78.5 million in revenue for the second quarter and first half of 2004, respectively. First half comparisons were impacted by increased FMS fuel services revenue as a result of higher average fuel prices. Our businesses realized minimal changes in profitability as a result of higher fuel services revenue as these generally reflect costs that are passed through to our customers. These increases were partially offset by reduced full-service lease revenue on our base business (excluding acquisitions) in the U.S. SCS and DCC revenue declines for the first half of 2004 reflect the non-renewal of certain customer contracts.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Operating expense	$557,488	494,795	$1,100,150	1,009,891
Percentage of revenue	43.9%	41.3%	44.3%	42.2%

       Operating expense increased 12.7% to $557.5 million in the second quarter of 2004 compared with the same period in 2003. Operating expense increased 8.9% to $1.1 billion in the first half of 2004 compared with the same period in 2003. The increase in operating expense is largely a result of higher average fuel prices in 2004. In addition, higher maintenance costs resulting from a larger and older vehicle fleet and added operating costs attributed to the FMS acquisitions contributed to the increase.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Salaries and employee-related costs	$310,180	315,077	$617,163	627,817
Percentage of revenue	24.4%	26.3%	24.9%	26.2%

       Salaries and employee-related costs decreased 1.6% to $310.2 million in the second quarter of 2004 compared with the same period in 2003. Salaries and employee-related costs decreased 1.7% to $617.2 million in the first half of 2004 compared with the same period in 2003. Salaries and employee-related costs declined primarily as a result of lower pension expense. Pension expense decreased $5.4 million to $16.1 million in the second quarter of 2004 and decreased $10.0 million to $32.5 million in the first half of 2004 compared with the same periods in 2003. Pension expense declines primarily impacted our FMS business segment, which employs the majority of our employees that participate in the primary U.S. pension plan.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Freight under management expense	$101,994	107,090	$193,097	211,974
Percentage of revenue	8.0%	8.9%	7.8%	8.9%

       Freight under management (FUM) expense represents subcontracted freight costs on logistics contracts for which we purchase transportation. FUM expense decreased 4.8% to $102.0 million in the second quarter of 2004 compared with the same period in 2003. FUM expense decreased 8.9% to $193.1 million in the first half of 2004 compared with the same period in 2003. The decline in FUM expense relates to revenue reductions in our SCS business segment as a result of the non-renewal of certain customer contracts.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands)
Depreciation expense	$175,757	144,386	$350,742	284,729
Gains on vehicle sales, net	(10,646)	(4,699)	(17,337)	(9,035)
Equipment rental	26,958	67,651	52,652	141,303

       Depreciation expense relates primarily to FMS revenue earning equipment. Depreciation expense increased 21.7% to $175.8 million in the second quarter of 2004 compared with the same period in 2003. Depreciation expense increased 23.2% to $350.7 million in the first half of 2004 compared with the same period in 2003. Depreciation expense increased due to an increase in the average number of owned vehicles. The growth in the number of owned units reflects the consolidation of VIEs effective July 1, 2003, the impact of vehicles added as part of the recent FMS acquisitions, the conversion of leased units to owned status as a result of lease extensions and the replacement of expiring leased units with owned units. For the second quarter and first half of 2004, depreciation expense attributable to the revenue earning equipment of consolidated VIEs approximated $19 million and $40 million, respectively.

       Gains on vehicle sales, net increased $5.9 million to $10.6 million during the second quarter of 2004 compared with the same period in 2003. In the first half of 2004, gains on vehicle sales, net increased $8.3 million to $17.3 million compared with the same period in 2003. The increase in gains on vehicle sales, net in 2004 was due to an increase in the number of units sold and improved average pricing.

       Equipment rental consists primarily of rental costs on revenue earning equipment in FMS. Equipment rental costs decreased 60.2% to $27.0 million in the second quarter of 2004 compared with the same period in 2003. Equipment rental costs decreased 62.7% to $52.7 million in the first half of 2004 compared with the same period in 2003. The decrease in 2004 was due to a reduction in the average number of leased vehicles (compared with owned) resulting from the consolidation of VIEs effective July 1, 2003, the conversion of leased units to owned status as a result of lease extensions and the replacement of expiring lease units with owned units. For the second quarter and first half of 2004, equipment rental was reduced by approximately $23 million and $52 million, respectively, for revenue earning equipment of VIEs consolidated effective July 1, 2003.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Interest expense	$26,227	22,611	$50,657	44,631
Percentage of revenue	2.1%	1.9%	2.0%	1.9%

       Interest expense increased 16.0% to $26.2 million in the second quarter of 2004 compared with the same period in 2003. Interest expense increased 13.5% to $50.7 million in the first half of 2004 compared with the same period in 2003. The increase in 2004 reflects the impact of higher average debt levels and interest expense on debt of VIEs consolidated effective July 1, 2003. The increase in debt levels was partially offset by lower average interest rates during 2004.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands)
Miscellaneous income, net	$(2,767)	(3,181)	$(4,622)	(5,640)

       Miscellaneous income, net was $2.8 million and $4.6 million in the second quarter and first half of 2004, respectively, compared with $3.2 million and $5.6 million in the same periods in 2003. Miscellaneous income, net comparisons for 2004 were negatively impacted from the elimination of servicing fee income related to certain VIEs. Prior to the consolidation of VIEs effective July 1, 2003, miscellaneous income, net included fee income related to administrative services provided to vehicle lease trusts in connection with vehicle securitization transactions. As a result of consolidating the vehicle securitization trusts, we no longer recognize service fee income.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands)
Restructuring and other recoveries, net	$(18,108)	(793)	$(19,227)	(1,077)

       In the second quarter and first half of 2004, restructuring and other recoveries, net of $18.1 million and $19.2 million, respectively, related primarily to property gains recorded in connection with the sale of our corporate headquarters complex. During the second quarter of 2004, we realized a pre-tax gain on sale of our headquarters facility totaling $22.2 million. This gain was partially offset by other charges primarily related to the termination of an information technology infrastructure contract during the quarter. Cost reductions associated with the termination of this contract are expected to benefit our results starting in 2005. See Note (M) — “Restructuring and Other Recoveries, Net,” in the Notes to Consolidated Condensed Financial Statements, for a complete discussion of restructuring activity.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands)
Provision for income taxes	$38,187	19,781	$59,212	31,560

       Our effective income tax rate on earnings was 37.5% in both the second quarter and first half of 2004 compared with 36.3% and 36.2% for the second quarter and first half of 2003, respectively. In 2004, the effective income tax rate was impacted by higher net non-deductible items, a higher proportion of income in higher tax-rate jurisdictions and changes in foreign income tax regulations.

OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands)
Revenue:
Fleet Management Solutions	$892,117	800,122	$1,733,587	1,611,115
Supply Chain Solutions	327,010	345,704	648,147	679,927
Dedicated Contract Carriage	125,398	127,981	251,785	257,294
Eliminations	(75,610)	(76,407)	(152,346)	(156,561)

Total	$1,268,915	1,197,400	$2,481,173	2,391,775

NBT:
Fleet Management Solutions	$81,313	51,251	$136,043	83,577
Supply Chain Solutions	9,002	7,423	16,508	14,750
Dedicated Contract Carriage	8,703	9,155	15,869	16,910
Eliminations	(8,158)	(8,207)	(15,436)	(16,739)

	90,860	59,622	152,984	98,498
Unallocated Central Support Services	(7,136)	(5,952)	(14,313)	(12,393)

Earnings before restructuring and other recoveries, income taxes and cumulative effect of change in accounting principle	83,724	53,670	138,671	86,105
Restructuring and other recoveries, net	18,108	793	19,227	1,077

Earnings before income taxes and cumulative effect of change in accounting principle	$101,832	54,463	$157,898	87,182

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

       Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included within the unallocated overhead remaining within CSS are the costs for investor relations, corporate communications, public affairs and certain executive compensation. See Note (O) — “Segment Information,” in the Notes to Consolidated Condensed Financial Statements for a description of how the remainder of CSS costs is allocated to the business segments.

       Segment NBT excludes restructuring and other recoveries, net and includes equipment contribution. The following table presents the allocation of restructuring and other recoveries, net across reportable business segments:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands)
Fleet Management Solutions	$(2,822)	550	$(2,705)	834
Supply Chain Solutions	(965)	3	(916)	3
Dedicated Contract Carriage	(350)	27	(339)	27
Central Support Services	22,245	213	23,187	213

Total	$18,108	793	$19,227	1,077

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands)
Equipment contribution:
Supply Chain Solutions	$3,606	3,801	$6,715	7,610
Dedicated Contract Carriage	4,552	4,406	8,721	9,129

Total	$8,158	8,207	$15,436	16,739

       These segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

Fleet Management Solutions

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Full service lease and programmed maintenance	$478,334	449,592	$940,639	892,863
Commercial rental	147,844	122,657	271,168	229,395
Other	78,389	73,446	155,880	158,382

Dry revenue (1)	704,567	645,695	1,367,687	1,280,640
Fuel services revenue	187,550	154,427	365,900	330,475

Total revenue	$892,117	800,122	$1,733,587	1,611,115

Segment NBT	$81,313	51,251	$136,043	83,577

Segment NBT as a % of total revenue	9.1%	6.4%	7.8%	5.2%

Segment NBT as a % of dry revenue (1)	11.5%	7.9%	9.9%	6.5%

(1)	We use dry revenue, a non-GAAP financial measure, to evaluate the operating performance of our FMS business segment and as a measure of sales activity. Fuel services revenue, which is directly impacted by fluctuations in market fuel prices, is excluded from the dry revenue computation as fuel is largely a pass through to customers for which we realize minimal changes in profitability as a result of fluctuations in fuel services revenue.

       FMS total revenue increased 11.5% to $892.1 million and 7.6% to $1.7 billion in the second quarter and first half of 2004, respectively, compared with the same periods in 2003. Fuel services revenue increased 21.4% to $187.6 million and 10.7% to $365.9 million in the second quarter and first half of 2004, respectively, primarily as a result of higher average fuel prices and higher volumes attributed to the recent acquisitions. Dry revenue (revenue excluding fuel) increased 9.1% to $704.6 million and 6.8% to $1.4 billion in the second quarter and first half of 2004, respectively, compared with the same periods in 2003. Full service lease and programmed maintenance revenue increased 6.4% to $478.3 million and 5.4% to $940.6 million in the second quarter and first half of 2004, respectively, compared with the same periods in 2003, reflecting the impact of recent acquisitions that added approximately 7,000 vehicles to our lease fleet. Comparisons were also favorably impacted by higher revenue in Canada and the U.K. as a result of favorable foreign exchange rates and higher volumes. These increases were partially offset by reduced full service lease revenue on our base U.S. business (excluding acquisitions) as a result of weak leasing demand over the past year. We expect favorable comparisons for full service lease and programmed maintenance revenue for the balance of 2004 due to growth from recent acquisitions, initiatives being implemented aimed at generating new sales and improving business retention, and an increase in recent sales activity.

       Commercial rental revenue increased 20.5% to $147.8 million and 18.2% to $271.2 million in the second quarter and first half of 2004, respectively, compared with the same periods in 2003. Commercial rental revenue increased during 2004 due to higher rental pricing and utilization. Commercial rental revenue in 2004 also benefited from revenue contributions attributed to the recent acquisitions. Our average commercial rental fleet size increased 9.7% and 5.6% in the second quarter and first half of 2004, respectively, as compared with the same periods in 2003. In the U.S., pure rental revenue (total rental revenue less rental revenue related to units provided to full service lease customers), which accounts for nearly half of the U.S. commercial rental business, increased 18.4% to $57.4 million and 17.2% to $102.5 million in the in the second quarter and first half of 2004, respectively, compared with the same periods in 2003 due to stronger pricing and a larger rental fleet. Lease extra revenue accounts for approximately one quarter of the U.S. commercial rental revenue business and represents rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations. In the U.S., lease extra revenue increased 24.4% to $31.7 million and 18.1% to $59.1 million in the second quarter and first half of 2004, respectively, compared with the same periods in 2003 reflecting the impact of increased leasing activity. Rental fleet utilization for the second quarter of 2004 increased to 77.8% compared with 71.5% in the same period in 2003. For the first half of 2004, rental fleet utilization increased to 74.9% compared with 69.6% in the same period in 2003. Rental statistics presented are for the U.S. fleet, which generates more than 80% of total commercial rental revenue. We expect commercial rental revenue to continue to improve in 2004 based on the increases in rental transactions, improved pricing discipline and an overall larger commercial rental fleet.

       Other FMS revenue, which consists of trailer rentals, other maintenance and repair services, and ancillary revenue to support product lines, increased 6.7% to $78.4 million in the second quarter of 2004 compared with the same period in 2003. Other revenue for the second quarter of 2004 increased due primarily to higher trailer utilization and higher overall volumes. For the first half of 2004, other FMS revenue decreased 1.6% to $155.9 million compared with the same period in 2003. Other revenue for the first half of 2004 decreased due primarily to the non-renewal of a customer contract to provide ancillary fleet services which expired at the end of the first quarter of 2003. We expect modest improvements for the balance of the year due to recent increases in U.S. activity.

       FMS NBT increased 58.7% to $81.3 million and 62.8% to $136.0 million in the second quarter and first half of 2004, respectively, compared with the same periods in 2003. The favorable comparisons were due primarily to the impact of recent acquisitions that allowed us to leverage our existing infrastructure, higher commercial rental pricing and utilization, higher gains on disposal of revenue earning equipment, and lower pension expense. The impact of these items was partially offset by lower full service lease and programmed maintenance revenue on our base business (excluding acquired contracts) and the non-renewal of a contract to provide ancillary fleet services which expired at the end of the first quarter of 2003. Earnings for the second quarter and first half of 2004, reflect the benefits from operating synergies realized from the acquisitions as well as approximately $2 million and $6 million, respectively, in acquisition related costs, primarily maintenance, that were below their expected future run rate.

       Our fleet of owned and leased revenue earning equipment is summarized as follows (number of units rounded to nearest hundred):

	June 30,	December 31,	June 30,
	2004	2003	2003
By type:
Trucks	64,000	62,400	62,000
Tractors	51,100	48,900	48,400
Trailers	44,700	43,200	44,100
Other	5,800	5,700	5,500

Total	165,600	160,200	160,000

By product line:
Full service lease	120,100	118,900	118,200
Commercial rental	42,500	38,500	38,900
Service vehicles and other	3,000	2,800	2,900

Total	165,600	160,200	160,000

Owned (1), (2)	157,900	150,200	129,600
Leased (1)	7,700	10,000	30,400

Total	165,600	160,200	160,000

Quarterly average	166,100		160,000

Year-to-date average	162,900		160,700

(1)	Effective July 1, 2003, 15,800 units converted from leased to owned status in connection with the consolidation of VIEs.
(2)	Effective March 1, 2004, approximately 6,400 units were added to the fleet as part of the Ruan acquisition. Effective December 31, 2003, approximately 4,200 units were added to the fleet as part of the General acquisition.

       The totals in each of the previous tables include the following non-revenue earning equipment (number of units rounded to nearest hundred):

	June 30,	December 31,	June 30,
	2004	2003	2003
Not yet earning revenue (NYE)	1,700	1,000	900
No longer earning revenue (NLE):
Units held for sale	4,300	4,300	3,100
Other NLE units	1,800	2,800	4,000

Total(1)	7,800	8,100	8,000

(1)	Non-revenue earning equipment for FMS operations outside the U.S. totaled approximately 1,000 vehicles for all periods presented, which are not included above.

       NYE units represent new units on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NLE units represent units held for sale, as well as units for which no revenue has been earned in the previous 30 days. These vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. The number of NYE units increased during the quarter as expected reflecting the higher level of new vehicles coming into the fleet as a result of replacement and new sales activity in our lease business. We would expect this number to grow modestly as the volume of lease activity increases. The number of Other NLE units declined as a result of improved rental utilization in 2004.

Supply Chain Solutions

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
U.S. operating revenue:
Automotive, aerospace and industrial	$106,476	107,956	$208,858	212,832
High-tech and consumer industries	55,862	60,422	111,383	123,412
Other	4,947	3,914	9,193	7,323

U.S. operating revenue	167,285	172,292	329,434	343,567
International operating revenue	59,889	67,257	129,127	126,275

Total operating revenue (1)	227,174	239,549	458,561	469,842
Freight under management (FUM) expense	99,836	106,155	189,586	210,085

Total revenue	$327,010	345,704	$648,147	679,927

Segment NBT	$9,002	7,423	$16,508	14,750

Segment NBT as a % of total revenue	2.8%	2.1%	2.5%	2.2%

Segment NBT as a % of total operating revenue (1)	4.0%	3.1%	3.6%	3.1%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our SCS business segment and as a measure of sales activity. FUM expense is deducted from total revenue to arrive at operating revenue as FUM expense is largely a pass through to customers. We realize minimal changes in profitability as a result of fluctuations in FUM expense.

       SCS operating revenue decreased 5.2% to $227.2 million and 2.4% to $458.6 million for the second quarter and first half of 2004, respectively, compared with the same periods in 2003. Total revenue decreased 5.4% to $327.0 million and 4.7% to $648.1.million for the second quarter and first half of 2004, respectively, compared with the same periods in 2003. U.S. revenue comparisons and related freight under management expense were impacted by the non-renewal of certain customer contracts and reduced volumes. For the second quarter and first half of 2004, international operating revenue was impacted by favorable foreign exchange rates. International operating revenue for the first half of 2004 also benefited from additional revenue associated with an inventory procurement contract. During the first quarter of 2004, the terms of this contract were favorably renegotiated to eliminate inventory risk and required net revenue reporting on a prospective basis. We expect unfavorable revenue comparisons to continue over the near term in light of the non-renewal of certain customer contracts, reduced U.S. automotive volumes and competitive market conditions.

       Our SCS business segment NBT increased 21.3% to $9.0 million and 11.9% to $16.5 million in the second quarter and first half of 2004, respectively, compared with the same periods in 2003. The impact of revenue declines during 2004 was more than offset by margin improvement actions taken in this business, which have reduced overhead costs and improved global operating performance.

Dedicated Contract Carriage

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Operating revenue (1)	$123,240	127,046	$248,274	255,405
Freight under management (FUM) expense	2,158	935	3,511	1,889

Total revenue	$125,398	127,981	$251,785	257,294

Segment NBT	$8,703	9,155	$15,869	16,910

Segment NBT as a % of total revenue	6.9%	7.2%	6.3%	6.6%

Segment NBT as a % of operating revenue(1)	7.1%	7.2%	6.4%	6.6%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our DCC business segment and as a measure of sales activity. FUM expense is deducted from total revenue to arrive at operating revenue as FUM expense is largely a pass through to customers. We realize minimal changes in profitability as a result of fluctuations in FUM expense.

       In our DCC business segment, operating revenue decreased by 3.0% to $123.2 million and 2.8% to $248.3 million for the second quarter and first half of 2004, respectively, compared with the same periods in 2003. Total revenue decreased 2.0% to $125.4 million and 2.1% to $251.8 million for the second quarter and first half of 2004, respectively, compared with the same periods in 2003. Customer contracts not renewed and reduced volumes negatively impacted revenue comparisons. NBT decreased 4.9% to $8.7 million and 6.2% and $15.9 million in the second quarter and first half of 2004, respectively, compared with the prior year periods. The decrease in NBT for 2004 reflects the impact of lower revenues partially offset by lower overhead spending. We expect adverse revenue comparisons to continue for the balance of the year over the near term due to the impact of customer contracts not renewed.

Central Support Services

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands)
Sales and marketing	$1,723	2,184	$3,588	4,461
Human resources	3,437	4,689	7,337	9,410
Finance	13,736	13,821	27,486	27,623
Corporate services and public affairs	2,063	1,694	3,740	3,400
Information technology (IT)	17,365	21,327	33,974	42,664
Health and safety	2,101	2,075	4,246	4,164
Other	13,035	9,620	21,932	17,591

Total CSS	53,460	55,410	102,303	109,313
Allocation of CSS to business segments	(46,324)	(49,458)	(87,990)	(96,920)

Unallocated CSS	$7,136	5,952	$14,313	12,393

       Total CSS decreased 3.5% to $53.5 million and 6.4% to $102.3 million in the second quarter and first half of 2004, respectively, compared with the same periods in 2003. The decrease in total CSS expenses was due to our on-going cost containment and process improvement actions, most notably in IT. Technology costs were lower in the first half of 2004 as compared with the same period in 2003 due primarily to reduced pricing on purchased IT services.

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows

       The following is a summary of our cash flows from operating, financing and investing activities:

	Six months ended June 30,
	2004	2003
	(In thousands)
Net cash (used in) provided by:
Operating activities	$395,249	391,181
Financing activities	(20,662)	(112,177)
Investing activities	(433,491)	(265,995)

Net change in cash and cash equivalents	$(58,904)	13,009

       A detail of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.

       The increase in net cash provided by operating activities in the first half of 2004 compared with the same period in 2003 was primarily attributable to improved operating performance. Net cash provided by operating activities in 2004 was also positively impacted from the add-back of depreciation expense attributed to VIEs that were consolidated effective July 1, 2003. These increases were partially offset by discretionary cash contributions totaling $50.0 million to our U.S. defined benefit pension plan. Net cash used in financing activities decreased in the first half of 2004 compared with the same period in 2003 due to higher debt borrowings used to finance increased capital spending. The increase in net cash used in investing activities for the first six months of 2004 reflects higher capital expenditures, primarily driven by increased activity in our lease business for both new and replacement vehicles and payments made in connection with FMS acquisitions. The increase in capital expenditures was partially offset by higher proceeds associated with vehicle sales and the sale of our corporate headquarters complex.

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

       The following table shows the sources of our free cash flow and a reconciliation of free cash flow to net cash provided by operating activities:

	Six months ended June 30,
	2004	2003
	(In thousands)
Net cash provided by operating activities	$395,249	391,181
Collections on direct finance leases	30,906	31,537
Sales of property and revenue earning equipment	193,891	95,140
Purchases of property and revenue earning equipment	(509,771)	(396,472)
Acquisitions	(148,560)	—
Other, net	43	3,800

Free cash flow	$(38,242)	125,186

       The decrease in free cash flow in the first half of 2004 compared with the same period in 2003 was primarily attributable to higher capital spending levels and payments made in connection with FMS acquisitions which were partially offset by improved operating performance and higher proceeds associated with vehicle sales and the sale of our corporate headquarters complex. Net cash provided by operating activities and free cash flow in the first half of 2004 were also positively impacted from the add-back of depreciation expense of approximately $40 million attributed to VIEs that were consolidated as a result of the adoption of FIN 46 on July 1, 2003.

       The following table provides a summary of capital expenditures and related cash payments:

	Six months ended June 30,
	2004	2003
	(In thousands)
Revenue earning equipment (1):
Full service lease	$336,625	219,928
Commercial rental	205,677	171,160

	542,302	391,088
Operating property and equipment	25,519	21,817

Total capital expenditures	567,821	412,905
Changes in accounts payable related to purchases of revenue earning equipment	(58,050)	(16,433)

Cash paid for purchases of property and revenue earning equipment	$509,771	396,472

(1)	Capital expenditures exclude acquisitions of revenue earning equipment under capital leases of $37.9 million and $37.5 million during the six months ended June 30, 2004 and 2003, respectively.

       The increase in capital expenditures of 37.5% during the first half of 2004 compared with the same period in 2003 was due primarily to increased activity in our lease business for both new and replacement vehicles. As a result of anticipated higher levels of vehicle replacements for our aging full service lease fleet and anticipated higher levels of FMS new sales activity, we expect full-year 2004 capital spending levels to approximate our beginning-of-year plan of $1.2 billion.

Financing and Other Funding Transactions

       We utilize external capital to support growth in our asset-based product lines. The variety of financing alternatives available to fund our capital needs include long-term and medium-term public and private debt, including asset-backed securities, bank term loans, leasing arrangements, bank credit facilities, commercial paper and a sale of receivables program.

       The following table shows the movements in our debt balance:

	Six months ended June 30,
	2004	2003
	(In thousands)
Debt balance at January 1	$1,815,900	1,551,468

Cash related changes in debt:
Net change in commercial paper borrowings	23,000	(105,500)
Proceeds from issuance of medium-term notes	135,000	30,000
Proceeds from issuance of other debt instruments	90,385	25,771
Retirement of medium term-notes	(25,000)	—
Other debt repaid, including capital lease obligations	(189,496)	(58,453)

	33,889	(108,182)
Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	(7,719)	(493)
Addition of capital lease obligations	37,946	37,496
Changes in foreign exchange rates and other non-cash items	661	15,768

Total changes in debt	64,777	(55,411)

Debt balance at June 30	$1,880,677	1,496,057

       Our funding philosophy attempts to match the average duration of our debt with the average life of our assets. We utilize both fixed and floating-rate debt to achieve this match and generally target a mix of 25-45% variable rate debt. Our balance sheet percentage of variable rate financing obligations (including notional value of swap agreements) was 33% at June 30, 2004 compared with 32% at December 31, 2003.

       Ryder’s leverage ratios and a reconciliation of balance sheet debt to total obligations follow:

	June 30,	% to	December 31,	% to
	2004	Equity	2003	Equity
	(Dollars in thousands)
Balance sheet debt	$1,880,677	135%	1,815,900	135%
PV of minimum lease payments and guaranteed residual values under operating leases for vehicles (1), (2)	122,437		153,222

Total obligations	$2,003,114	144%	1,969,122	146%

(1)	Discounted based on our incremental borrowing rate at lease inception.
(2)	Present value does not reflect early termination penalties to which Ryder would be subject if we terminated the related leases prior to the scheduled expiration dates.

       Although total obligations is a non-GAAP financial measure, we believe that total obligations is useful as it is a more complete measure of our existing financial obligations and helps better assess our overall leverage position. The total obligations to equity ratio in 2004 was relatively flat compared with December 2003 as cash flows from operating activities were sufficient to support capital spending (including acquisitions) for the first half of 2004. Debt to equity consists of balance sheet debt for the period divided by total equity. Total obligations to equity represents balance sheet debt plus the present value of minimum lease payments and guaranteed residual values under operating leases for vehicles, discounted based on our incremental borrowing rate at lease inception, divided by total equity.

       Ryder participates in an agreement, as amended from time to time, to sell with limited recourse up to $275 million of trade receivables on a revolving and uncommitted basis. This agreement expires in July 2004 (and is in the process of being renewed). Ryder sells receivables in order to fund operations, particularly when the cost of such sales is cost effective compared with other means of funding, notably, commercial paper. Ryder is responsible for servicing receivables sold, but has no retained interests. At June 30, 2004 and December 31, 2003, there were no receivables outstanding under the program. Since no receivables were sold as of June 30, 2004 or December 31, 2003, no amount of available recourse or recognized recourse obligation existed at those dates.

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

       Our debt ratings as of June 30, 2004 were as follows:

	Short-term	Long-term	Outlook
Moody’s Investors Service	P2	Baa1	Stable (June 2004)
Standard & Poor’s Ratings Services	A2	BBB	Positive (July 2003)
Fitch Ratings	F2	BBB+	Positive (January 2004)

       On June 21, 2004, Moody’s Investors Services affirmed Ryder’s ratings and revised our rating outlook to stable from negative.

       During May 2004, Ryder refinanced its $860 million credit facility with a new five-year $870 million global revolving credit agreement with a syndicate of lenders. The credit facility is used primarily to provide support for the issuance of commercial paper and to finance working capital for certain foreign subsidiaries. The credit facility can be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility as of June 30, 2004). At Ryder’s option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 15.0 basis points, which applies to the total facility of $870 million, and is based on Ryder’s current credit ratings. The credit facility contains no provisions restricting its availability in the event of a material adverse change to Ryder. The credit facility contains standard warranties, events of default, and certain affirmative and negative covenants. In order to maintain availability of funding, Ryder must maintain a ratio of debt to consolidated tangible net worth, as defined in the agreement, of less than or equal to 300%. The ratio at June 30, 2004 was 119%. At June 30, 2004, $652.6 million was available under the credit facility. Foreign borrowings of $79.4 million were outstanding under the facility at June 30, 2004.

       During 2003, Ryder filed a universal shelf registration statement with the Securities and Exchange Commission (SEC) to issue up to $800 million of securities. Proceeds from debt issuances under the universal shelf registration statement are expected to be used for capital expenditures, acquisitions, debt refinancings and general corporate purposes.

       As of June 30, 2004 we had the following amounts available to fund operations under the aforementioned facilities:

	(In millions)
Global revolving credit facility	$653
Shelf registration statement	665
Trade receivables facility	275	(uncommitted basis)

       We believe such facilities, along with other funding sources, will be sufficient to fund operations over the next twelve months.

Off-Balance Sheet Arrangements

       We periodically enter into sale and leaseback agreements in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors (e.g., regional banks, pension plans, insurance companies, etc.) and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions that are not deemed to be VIEs. In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense. We did not enter into any sale-leaseback transactions during the first half of 2004 or 2003.

Pension Information

       The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. While we are not legally required to make a contribution to fund our U.S. pension plan until September 2005, we review pension assumptions regularly and we may from time to time make discretionary contributions to our pension plans. During the second quarter of 2004, we made discretionary pension plan contributions totaling $50 million to our U.S. pension plan. For 2004, we expect to make approximately $68 million in pension contributions for all plans. Changes in interest rates and the market value of the securities held by the plans during 2004 could materially change, positively or negatively, the underfunded status of the plans and affect the level of pension expense and required contributions in 2005 and beyond.

Share Repurchases

       During the second quarter of 2004, we completed our previously announced $90 million share repurchase program. Under the program, shares of common stock were purchased in a dollar amount not to exceed the proceeds generated from the issuance of common stock to employees under our various employee stock option and stock purchase plans since January 1, 2003 up to $90 million. Under the program, we purchased and retired a total of 2,477,845 shares, of which 2,360,345 shares were purchased and retired in 2004 at an aggregate cost of $86.6 million.

       In July 2004, our board of directors authorized a new two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. Under the program, shares of common stock are purchased in an amount not to exceed the number of shares issued to employees under our various employee stock option and stock purchase plans since May 1, 2004, which totaled 0.2 million shares at June 30, 2004. The program limits aggregate share repurchases to no more than 3.5 million shares of Ryder common stock. Share repurchases will be made periodically in open-market transactions using working capital, and are subject to market conditions, legal requirements and other factors. In addition, management has been granted the authority to establish a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the repurchase program.

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

       Important factors that could cause such differences include, among others: general economic conditions in the U.S. and worldwide; the market for used equipment; the highly competitive environment applicable to our operations (including competition in supply chain solutions from other logistics companies as well as from air cargo, shippers, railroads and motor carriers and competition in full service leasing and commercial rental from companies providing similar services as well as truck and trailer manufacturers that provide leasing, extended warranty maintenance, rental and other transportation services); greater than expected expenses associated with Ryder’s activities (including increased cost of fuel, freight and transportation) or personnel needs; availability of equipment; adverse changes in debt ratings; changes in accounting assumptions; Ryder’s ability to create operating synergies in connection with our FMS acquisitions; changes in customers’ business environments (or the loss of a significant customer) or changes in government regulations.

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

ITEM 4. CONTROLS AND PROCEDURES

       As of the end of the second quarter of 2004, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the second quarter of 2004, Ryder’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports Ryder files and submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported as and when required.

       During the second quarter of 2004, there were no significant changes in Ryder’s internal controls over financial reporting or in other factors that could significantly affect such internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

       The following table provides information with respect to purchases we made of our common stock during the three months ended June 30, 2004 and total repurchases:

			Total Number of
			Shares	Approximate
			Purchased as	Dollar Value That
	Total Number		Part of Publicly	May Yet Be
	of Shares	Average Price	Announced	Purchased Under
	Purchased(1), (2)	Paid per Share	Program(1)	the Program(1)
April 1 through April 30, 2004	479,747	$37.81	341,000	36,234,000
May 1 through May 31, 2004	989,345	$36.62	989,345	—
June 1 through June 30, 2004	566	$40.07	—	—

Total	1,469,658	$37.01	1,330,345	—

(1)	In September of 2003, the Board of Directors authorized a two-year stock repurchase program providing for the repurchase by the Company of up to $90 million of our common stock. During the second quarter of 2004, we completed this share repurchase program. Under the program, we purchased in open-market transactions a total of 2,477,845 shares of our common stock at an average price of $36.32 per share.

(2)	During the three months ended June 30, 2004, we purchased an aggregate of 1,330,345 shares of our common stock as part of our share repurchase program and an aggregate of 139,313 shares of our common stock in employee-related transactions outside of the share repurchase program. Employee-related transactions include: (i) shares of common stock delivered by employees as payment for the exercise price of options exercised and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plan relating to investments by employees in our common stock, one of the investment options available under the plan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of shareholders of Ryder System, Inc. was held on May 7, 2004.

(b)	All director nominees named in (c) below were elected. The following directors continued in office after the meeting: Joseph L. Dionne, Lynn M. Martin, Daniel H. Mudd, Gregory T. Swienton and Hansel E. Tookes II.

(c)	The matters voted upon at the meeting and the votes cast with respect to each matter were as follows:

ELECTION OF DIRECTORS

Director	Votes For	Votes Withheld
John M. Berra	58,658,325	993,546
David I. Fuente	57,355,213	2,296,658
Eugene A. Renna	56,454,273	3,197,598
Abbie J. Smith	57,926,836	1,725,035
Christine A. Varney	56,424,859	3,227,012

MANAGEMENT PROPOSAL

	Votes Cast
	For	Against	Abstain
Ratification of KPMG LLP as auditors	54,897,243	4,429,442	325,186

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

(4.5)
Global Revolving Credit Agreement dated as of May 11, 2004 among Ryder System, Inc., certain wholly-owned subsidiaries of Ryder System, Inc., Fleet National Bank, individually and as administrative agent, and certain lenders.

(15)	Letter re: unaudited interim financial information.

(31.1)	Certification of Gregory T. Swienton pursuant to Rule 13a-15(e) or Rule 15d-15(e).

(31.2)	Certification of Tracy A. Leinbach pursuant to Rule 13a-15(e) or Rule 15d-15(e).

(32)	Certification of Gregory T. Swienton and Tracy A. Leinbach pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.

(b) Reports on Form 8-K

       (i) On April 16, 2004, Ryder filed a Current Report on Form 8-K under Items 7(c) and 9 announcing an increase in our first quarter 2004 earnings forecast.

       (ii) On April 26, 2004, Ryder filed a Current Report on Form 8-K under Items 7(c) and 12 to report our financial results for the three months ended March 31, 2004.

       (iii) On May 20, 2004, Ryder filed a Current Report on Form 8-K under Items 5, 7(c) and 9 to announce Ryder had closed a new five-year $870 million global revolving credit facility and to announce the sale of the corporate headquarters facility in Miami, Florida.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC. (Registrant)

Date: August 6, 2004	By: /s/ Tracy A. Leinbach

Tracy A. Leinbach Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: August 6, 2004	By: /s/ Art A. Garcia

Art A. Garcia Vice President and Controller (Principal Accounting Officer)