Form 10-Q
period 2004-09-30
RYDER SYSTEM INC
filed 2004-11-05
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 1-4364

RYDER SYSTEM, INC.
(Exact name of registrant as specified in its charter)

Florida	59-0739250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3600 N.W. 82 Avenue,
Miami, Florida 33166	(305) 500-3726
(Address of principal executive offices, including zip code)	(Telephone number, including area code)

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
YES ☑   NO ☐

Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding as of October 31, 2004 was 64,293,675.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RYDER SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share amounts	2004	2003	2004	2003

Revenue	$1,305,914	1,193,603	$3,787,088	3,585,379

Operating expense	590,059	508,496	1,690,209	1,518,387
Salaries and employee-related costs	300,315	308,959	917,478	936,775
Freight under management expense	108,571	95,499	301,669	307,474
Depreciation expense	178,062	169,249	528,805	453,978
Gains on vehicle sales, net	(8,413)	(2,782)	(25,751)	(11,817)
Equipment rental	27,468	28,976	80,121	170,279
Interest expense	24,792	25,834	75,449	70,465
Miscellaneous income, net	(1,079)	(1,453)	(5,701)	(7,092)
Restructuring and other recoveries, net	(1,261)	(2,642)	(20,489)	(3,719)

	1,218,514	1,130,136	3,541,790	3,434,730

Earnings before income taxes and cumulative effect of changes in accounting principles	87,400	63,467	245,298	150,649
Provision for income taxes	33,118	22,960	92,330	54,520

Earnings before cumulative effect of changes in accounting principles	54,282	40,507	152,968	96,129
Cumulative effect of changes in accounting principles	—	(2,954)	—	(4,123)

Net earnings	$54,282	37,553	$152,968	92,006

Earnings per common share — Basic *:
Before cumulative effect of changes in accounting principles	$0.85	0.64	$2.38	1.53
Cumulative effect of changes in accounting principles	—	(0.05)	—	(0.07)

Net earnings	$0.85	0.59	$2.38	1.47

Earnings per common share — Diluted:
Before cumulative effect of changes in accounting principles	$0.83	0.63	$2.33	1.51
Cumulative effect of changes in accounting principles	—	(0.05)	—	(0.06)

Net earnings	$0.83	0.58	$2.33	1.45

Cash dividends per common share	$0.15	0.15	$0.45	0.45

*	Earnings per share amounts are calculated independently for each component and may not be additive due to rounding.

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	(unaudited)
	September 30,	December 31,
Dollars in thousands, except per share amount	2004	2003

Assets:
Current assets:
Cash and cash equivalents	$78,394	140,627
Receivables, net	713,667	640,769
Inventories	56,416	54,806
Tires in service	170,695	160,020
Prepaid expenses and other current assets	116,040	110,878

Total current assets	1,135,212	1,107,100

Revenue earning equipment, net	3,247,697	3,046,040
Operating property and equipment, net	473,332	506,898
Direct financing leases and other assets	414,189	440,971
Goodwill and other intangible assets	183,113	177,594

Total assets	$5,453,543	5,278,603

Liabilities and shareholders’ equity:
Current liabilities:
Current portion of long-term debt	$318,277	366,411
Accounts payable	381,603	299,725
Accrued expenses	434,287	407,941

Total current liabilities	1,134,167	1,074,077

Long-term debt	1,401,694	1,449,489
Other non-current liabilities	503,008	516,953
Deferred income taxes	973,523	893,699

Total liabilities	4,012,392	3,934,218

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, September 30, 2004 or December 31, 2003	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, September 30, 2004 — 64,322,905; December 31, 2003 — 64,487,486	684,145	626,087
Retained earnings	930,368	897,841
Deferred compensation	(3,235)	(2,887)
Accumulated other comprehensive loss	(170,127)	(176,656)

Total shareholders’ equity	1,441,151	1,344,385

Total liabilities and shareholders’ equity	$5,453,543	5,278,603

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
In thousands	2004	2003

Cash flows from operating activities:
Net earnings	$152,968	92,006
Cumulative effect of changes in accounting principles	—	4,123
Depreciation expense	528,805	453,978
Gains on vehicle sales, net	(25,751)	(11,817)
Amortization expense and other non-cash (gains) charges, net	(20,552)	3,831
Deferred income tax expense	82,518	35,809
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(67,266)	(28,113)
Inventories	(1,716)	6,407
Prepaid expenses and other assets	(9,271)	3,750
Accounts payable	8,170	9,308
Accrued expenses and other non-current liabilities	8,625	52,402

Net cash provided by operating activities	656,530	621,684

Cash flows from financing activities:
Net change in commercial paper borrowings	(67,000)	(110,500)
Debt proceeds	239,329	110,943
Debt repaid, including capital lease obligations	(318,058)	(268,526)
Dividends on common stock	(29,086)	(28,351)
Common stock issued	75,286	30,785
Common stock repurchased	(124,536)	—

Net cash used in financing activities	(224,065)	(265,649)

Cash flows from investing activities:
Purchases of property and revenue earning equipment	(769,739)	(564,209)
Sales of property and revenue earning equipment	280,541	152,174
Sale and leaseback of revenue earning equipment	96,801	—
Acquisitions	(148,703)	—
Collections on direct finance leases	46,639	46,270
Other, net	(237)	2,878

Net cash used in investing activities	(494,698)	(362,887)

Decrease in cash and cash equivalents	(62,233)	(6,852)
Cash and cash equivalents at January 1	140,627	104,237

Cash and cash equivalents at September 30	$78,394	97,385

Supplemental disclosures of non-cash investing and financing activities:
Changes in accounts payable related to purchases of revenue earning equipment	$73,708	11,014
Revenue earning equipment acquired under capital leases	50,547	69,147

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated Other Comprehensive Loss
	Preferred					Currency	Minimum	Unrealized
Dollars in thousands, except per share amount	Stock	Common Stock		Retained	Deferred	Translation	Pension	(Loss)/Gain
	Amount	Shares	Amount	Earnings	Compensation	Adjustments	Liability	on Derivative	Total

Balance at December 31, 2003	$—	64,487,486	$626,087	897,841	(2,887)	10,993	(187,442)	(207)	1,344,385

Components of comprehensive income:
Net earnings	—	—	—	152,968	—	—	—	—	152,968
Foreign currency translation adjustments	—	—	—	—	—	6,303	—	—	6,303
Unrealized gain related to derivatives accounted for as hedges	—	—	—	—	—	—	—	226	226

Total comprehensive income									159,497
Common stock dividends declared — $0.45 per share	—	—	—	(29,086)	—	—	—	—	(29,086)
Common stock issued under employee stock option and stock purchase plans(1)	—	3,075,987	77,349	—	(2,063)	—	—	—	75,286
Common stock repurchases	—	(3,222,345)	(33,181)	(91,355)	—	—	—	—	(124,536)
Tax benefit from employee stock options	—	—	14,305	—	—	—	—	—	14,305
Amortization and forfeiture of restricted stock	—	(18,223)	(415)	—	1,715	—	—	—	1,300

Balance at September 30, 2004 (unaudited)	$—	64,322,905	$684,145	930,368	(3,235)	17,296	(187,442)	19	1,441,151

(1)	Net of common stock purchased from employees exercising stock options.

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

       The assets and liabilities of consolidated VIEs are measured in the amounts at which they would have been recorded in the consolidated financial statements if FIN 46 had been effective at the inception of the transactions. Accordingly, effective July 1, 2003, we recorded additional revenue earning equipment of $421.4 million and additional debt of $414.0 million associated with 15,800 units, in addition to recognizing a non-cash cumulative effect charge of $3.0 million on an after-tax basis, or $0.05 per diluted common share. Concurrent with the consolidation of the VIEs, we began recognizing depreciation expense attributed to the revenue earning equipment of the VIEs and interest expense on the additional debt of the VIEs in lieu of rent expense. The cumulative effect charge primarily represented depreciation and interest expense of the VIEs that would have been recorded had FIN 46 been in effect since lease inception, in excess of rent expense recorded under operating leases. The charge is expected to reverse in operating earnings primarily over the next two years. The consolidation of the VIEs did not have a significant impact on our consolidated net earnings. Net earnings for the three and nine months ended September 30, 2003 would not have been materially different if this standard had been adopted effective January 1, 2003. However, both net cash provided by operating activities and used in financing activities presented on our Consolidated Condensed Statements of Cash Flows increased due to the add-back of depreciation expense on the VIEs’ revenue earning equipment and principal payments on the VIEs’ debt, respectively.

(C)	OTHER ACCOUNTING CHANGES

       Effective January 1, 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The cumulative effect adjustment recognized upon adoption of this standard was $1.2 million on an after-tax basis, or $0.02 per diluted share, consisting primarily of costs associated with the retirement of certain components of revenue earning equipment.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

       On May 19, 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (the Act) in response to a new law regarding prescription drug benefits under Medicare (Medicare Part D) and a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires that changes in relevant law be considered in measurement of postretirement benefit costs. We have determined that the enactment of the Act was not a significant event with respect to our plans, and accordingly, as required by FSP No. FAS 106-2, the effects of the Act will be incorporated into our December 31, 2004 measurement of the plans’ benefit obligations.

(D)	ACQUISITIONS

       Ruan Acquisition — On March 1, 2004, Ryder completed an asset purchase agreement with Ruan Leasing Company (Ruan) under which we acquired Ruan’s fleet of approximately 6,400 vehicles, 37 of its 111 service locations and more than 500 customers. Ryder also acquired full service contract maintenance agreements covering approximately 1,700 vehicles. The combined Ryder/Ruan network allowed us to leverage our existing U.S. infrastructure in key markets while adding new infrastructure to strengthen our presence in targeted areas of the Midwest, Southeast, Mid-Atlantic and Southwest. The purchase price, which is subject to post closing adjustments, was allocated to the net assets acquired based on their fair values. As of September 30, 2004, approximately $142 million of the purchase price had been paid with the remaining amount expected to be paid by the first quarter of 2006, subject to holdback provisions set forth in the agreement. The initial recording of the transaction was based on preliminary valuation assessments and is subject to change. The following table provides a rollforward of the original estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition:

	Original Amount	Purchase
	Disclosed First	Accounting
	Quarter 2004	Adjustments	Total Allocation
	(In thousands)
Assets:
Revenue earning equipment	$138,587	1,005	139,592
Operating property and equipment	1,280	(747)	533
Customer relationship intangibles(1)	5,209	(6)	5,203
Other assets	3,370	82	3,452

Total assets	148,446	334	148,780
Liabilities:
Asset retirement obligations and other liabilities	(213)	—	(213)

Purchase price	$148,233	334	148,567

(1)	Customer relationship intangibles are being amortized over their estimated useful lives of 10 years.

       General Acquisition — On December 31, 2003, Ryder completed an asset purchase agreement with General Car and Truck Leasing System, Inc. (General) under which we acquired General’s fleet of approximately 4,200 vehicles, 15 of its 34 service locations and more than 700 customers. The combined Ryder/General network allowed us to leverage our existing U.S. infrastructure in key markets while adding new infrastructure to strengthen our presence in targeted areas of the Midwest and Southeast. The purchase price, which is subject to post closing adjustments, was allocated to the net assets acquired based on their fair values. As of September 30, 2004, approximately $103 million of the purchase price had been paid with the remaining amount required to be paid in 2004 and 2005, subject to holdback provisions set forth in the agreement.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

       As described in the 2003 Annual Report, the initial recording of the transaction was based on preliminary valuation assessments and is subject to change. The following table provides a rollforward of the original estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition:

	Original Amount	Purchase
	Disclosed in 2003	Accounting
	Annual Report	Adjustments	Total Allocation
	(In thousands)
Assets:
Revenue earning equipment	$98,236	(320)	97,916
Operating property and equipment	6,646	(196)	6,450
Customer relationship intangibles(1)	2,330	129	2,459
Other assets	1,709	460	2,169

Total assets	108,921	73	108,994
Liabilities:
Asset retirement obligations and other liabilities	(133)	(811)	(944)

Purchase price	$108,788	(738)	108,050

(1)	Customer relationship intangibles are being amortized over their estimated useful lives of 10 years.

       The results of Ruan and General have been included in the consolidated condensed financial statements from the dates of the acquisitions. The following table provides the unaudited pro forma revenue, earnings before cumulative effect of changes in accounting principles, net earnings and earnings per common share as if the results of these businesses had been included in operations commencing January 1, 2003. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the acquisitions been consummated during the period for which the pro forma information is presented, or of future results.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Revenue	$1,305,914	1,253,922	$3,810,085	3,771,739
Earnings before cumulative effect of changes in accounting principles	$54,282	40,204	$151,552	96,572
Net earnings	$54,282	37,250	$151,552	92,449
Earnings per common share-Diluted:
Before cumulative effect of changes in accounting principles	$0.83	0.63	$2.31	1.52
Net earnings	$0.83	0.58	$2.31	1.46

(E)	RECEIVABLES

       Ryder participates in an agreement, as amended from time to time, to sell with limited recourse trade receivables on a revolving basis. Ryder sells receivables in order to finance working capital, particularly when the cost of such sales is cost effective compared with other means of funding, notably, commercial paper. In July 2004, Ryder reduced the maximum funding amount under the facility from $275 million to $175 million. This facility expires December 2004 and is in the process of being renewed. Ryder is responsible for servicing receivables sold, but has no retained interests. At September 30, 2004 and December 31, 2003, there were no receivables outstanding under the program. Since no receivables were sold as of September 30, 2004 or December 31, 2003, no amount of available recourse or recognized recourse obligation existed on those dates.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(F)	REVENUE EARNING EQUIPMENT, NET

	September 30,	December 31,
	2004	2003
	(In thousands)
Full service lease	$4,517,121	4,186,497
Commercial rental	1,339,286	1,333,525

	5,856,407	5,520,022
Accumulated depreciation	(2,608,710)	(2,473,982)

Total	$3,247,697	3,046,040

       Included in net revenue earning equipment are assets acquired under capital leases of $79.4 million, less accumulated amortization of $23.0 million at September 30, 2004, and $107.3 million, less accumulated amortization of $28.4 million at December 31, 2003. At September 30, 2004 and December 31, 2003, the net carrying value of revenue earning equipment held for sale was $52.4 million and $55.8 million, respectively.

(G)	GOODWILL AND OTHER INTANGIBLE ASSETS

	September 30,	December 31,
	2004	2003
	(In thousands)
Unamortizable intangible assets:
Goodwill	$156,275	155,628
Trade name	8,686	8,686
Pension intangible	10,960	10,950

	175,921	175,264

Amortizable intangible assets:
Customer relationships	7,662	2,330
Accumulated amortization	(470)	—

	7,192	2,330

Total	$183,113	177,594

       The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	Fleet	Supply	Dedicated
	Management	Chain	Contract
	Solutions	Solutions	Carriage	Total
	(In thousands)
Balance as of December 31, 2003	$126,318	24,410	4,900	155,628
Currency translation adjustment	191	196	—	387
Acquisitions(1)	260	—	—	260

Balance as of September 30, 2004	$126,769	24,606	4,900	156,275

(1)	Amounts represent purchase accounting adjustments relating to the November 2003 acquisition of Vertex Services, LLC.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(H)	INCOME TAXES

       We are subject to tax audits in numerous jurisdictions in the U.S. and around the world. Tax audits by their very nature are often complex and can require several years to complete. The audit of our federal income tax returns for 1995 through 1997 is currently in the appeals process with the Internal Revenue Service (IRS). Management believes that the ultimate outcome of the audit will not result in a material adverse impact on our consolidated results of operations or financial position. In 2003, the IRS began auditing our federal income tax returns for 1998 through 2000. In the normal course of business, we are subject to challenges from the IRS and other tax authorities regarding amounts of taxes due. Assuming this audit follows normal course, we expect the nature and extent of any challenges from the IRS will likely be known by March 31, 2005. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. As part of our calculation of the provision for income taxes on earnings, we record the amount we expect to incur as a result of tax audits. Such accruals require management to make estimates and judgments with respect to the ultimate outcome of a tax audit. The amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued. Management believes that taxes accrued on the consolidated condensed balance sheet fairly represent the amount of future tax liability due by Ryder.

(I)	DEBT AND OTHER FINANCING

	September 30,	December 31,
	2004	2003
	(In thousands)
U.S. commercial paper	$48,000	115,000
Unsecured U.S. notes:
Debentures	325,855	325,810
Medium-term notes	795,486	732,034
Unsecured foreign obligations	210,291	197,594
Asset-backed securities(1)	212,887	294,991
Other debt, including capital leases	119,607	136,180

Total debt before fair market value adjustment	1,712,126	1,801,609
Fair market value adjustment on notes subject to hedging(2)	7,845	14,291

Total debt	1,719,971	1,815,900
Current portion	(318,277)	(366,411)

Long-term debt	$1,401,694	1,449,489

(1)	Asset-backed securities represent outstanding debt of consolidated VIEs. Asset-backed securities are collateralized by cash reserve deposits (included in “Direct financing leases and other assets”) and revenue earning equipment of consolidated VIEs totaling $242.3 million as of September 30, 2004.
(2)	Fair market value of executed interest rate swaps designated as fair value hedges totaling $285.0 million and $322.0 million as of September 30, 2004 and December 31, 2003, respectively.

       During May 2004, Ryder refinanced its $860 million credit facility with a new five-year $870 million global revolving credit agreement with a syndicate of lenders. The credit facility is used primarily to finance working capital and provide support for the issuance of commercial paper. The credit facility can be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility as of September 30, 2004). At Ryder’s option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 15.0 basis points, which applies to the total facility of $870 million, and is based on Ryder’s current credit ratings. The credit facility contains no provisions restricting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, Ryder must maintain a ratio of debt to consolidated tangible net worth, as defined in the agreement, of less than or equal to 300%. The ratio at September 30, 2004 was 94%. At September 30, 2004, $734.6 million was available under the credit facility. Foreign borrowings of $87.4 million were outstanding under the facility at September 30, 2004.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

       During 2004, we issued $135.0 million of unsecured medium-term notes maturing in March 2009 and made $72 million of scheduled unsecured note payments. The proceeds from the notes were used to reduce other outstanding borrowings.

       During 2003, Ryder filed a universal shelf registration statement with the Securities and Exchange Commission to issue up to $800 million of available securities. Proceeds from debt issuances under the universal shelf registration statement are expected to be used for capital expenditures, debt refinancings and general corporate purposes. As of September 30, 2004, Ryder had $665 million of securities available for issuance under the registration statement.

       At September 30, 2004, Ryder had letters of credit outstanding totaling $164.8 million, which primarily guarantee various insurance activities. See Note (J) — “Guarantees,” for further discussion on outstanding letters of credit.

(J)	GUARANTEES

       Ryder has executed various agreements with third parties that contain standard indemnifications that may require Ryder to indemnify a third party against losses arising from a variety of matters such as lease obligations, financing agreements, environmental matters, and agreements to sell business assets. In each of these instances, payment by Ryder is contingent on the other party bringing about a claim under the procedures outlined in the specific agreement. Normally, these procedures allow Ryder to dispute the other party’s claim. Additionally, Ryder’s obligations under these agreements may be limited in terms of the amount and/or timing of any claim. We cannot predict the maximum potential amount of future payments under certain of these agreements due to the contingent nature of the potential obligations and the distinctive provisions that are involved in each individual agreement. Historically, no such payments made by Ryder have had a material adverse effect on our business. We believe that if a loss were incurred in any of these matters, the loss would not result in a material adverse impact on our consolidated results of operations or financial position.

       As of September 30, 2004, the maximum determinable exposure of guarantees and the corresponding liability, if any, currently recorded on the consolidated condensed balance sheet, were as follows:

	Maximum
	exposure of	Carrying amount
Guarantee	guarantee	of liability
	(In thousands)
Vehicle residual value guarantees:
Sale and leaseback arrangements — end of term guarantees(1)	$3,309	51
Finance lease program	4,599	1,404
Used vehicle financing	4,925	1,916
Standby letters of credit	11,428	—

Total	$24,261	3,371

(1)	Amounts exclude contingent rentals associated with residual value guarantees on certain vehicles held under operating leases for which the guarantees are conditioned upon disposal of the leased vehicles prior to the end of their lease term. Ryder’s maximum exposure for such guarantees was approximately $273.9 million, with $7.2 million recorded as a liability at September 30, 2004.

       Ryder has entered into transactions for the sale and operating leaseback of revenue earning equipment. In connection with the transactions, Ryder provided the lessors with residual value guarantees at the end of the lease term. Therefore, if the sales proceeds from the final disposition of any such vehicle are less than the corresponding residual value guarantee, Ryder is required to pay the difference to the lessor. Our maximum exposure for such guarantees was approximately $3.3 million, with $0.1 million recorded as a liability, at September 30, 2004.

       Ryder provided vehicle residual value guarantees to independent third parties relating to customer finance lease programs. If the sales proceeds from the final disposition of the assets are less than the residual value guarantee, Ryder is required to pay the difference to the independent third party. Our maximum exposure for such guarantees was approximately $4.6 million, with $1.4 million recorded as a liability, at September 30, 2004. The major finance lease program was replaced with a new program in 2003, where we no longer provide any form of residual value guarantee.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

       Ryder maintains agreements with independent third parties for the financing of used vehicle purchases by customers. The agreements require that Ryder provide financial guarantees on defaulted customer contracts up to a maximum exposure amount. At September 30, 2004, our maximum exposure for such guarantees was approximately $4.9 million, with $1.9 million recorded as a liability.

       At September 30, 2004, Ryder had letters of credit outstanding, which primarily guarantee various insurance activities. Certain of these letters of credit guarantee insurance activities associated with insurance claim liabilities transferred in conjunction with the sale of certain businesses reported as discontinued operations in previous years. To date, the insurance claims, representing per claim deductibles payable under third-party insurance policies, have been paid by the companies that assumed such liabilities. However, if all or a portion of the assumed claims of approximately $11 million are unable to be paid, the third-party insurers may have recourse against certain of the outstanding letters of credit provided by Ryder in order to satisfy the unpaid claim deductibles. In order to reduce our potential exposure to these claims, we have received letters of credit from the purchaser of the businesses referred to above totaling $7.5 million and are contracted to receive additional letters of credit in the amount of $1.0 million each quarter through the third quarter of 2005. At such time, and periodically thereafter, an actuarial valuation will be made to determine the remaining amount of the insurance claim liabilities and the letters of credit issued in our favor will be adjusted accordingly.

(K)	EARNINGS PER SHARE

       Basic earnings per common share is computed by dividing net earnings by the weighted-average number of common shares outstanding. Restricted stock granted to employees and directors are not included in the computation of basic earnings per common share until the securities vest. Diluted earnings per common share reflect the dilutive effect of potential common shares from securities such as stock options and unvested restricted stock. The dilutive effect of stock options and unvested restricted stock is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and restricted stock, would be used to purchase common shares at the average market price for the period.

       A reconciliation of the number of shares used in computing basic and diluted earnings per common share follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In thousands)

Weighted-average shares outstanding — Basic	64,153	63,220	64,353	62,645
Effect of dilutive options and unvested restricted stock	1,310	1,068	1,363	819

Weighted-average shares outstanding — Diluted	65,463	64,288	65,716	63,464

Anti-dilutive options not included above	2	1,535	2	4,422

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(L)	STOCK-BASED COMPENSATION

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

       The following table illustrates the effect on net earnings and earnings per common share if we had applied the fair value method of accounting to stock-based employee compensation.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net earnings, as reported	$54,282	37,553	$152,968	92,006
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	288	226	811	677
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,336)	(1,792)	(6,311)	(4,340)

Pro forma net earnings	$52,234	35,987	$147,468	88,343

Earnings per common share:
Basic:
As reported	$0.85	0.59	$2.38	1.47
Pro forma	$0.81	0.57	$2.29	1.41
Diluted:
As reported	$0.83	0.58	$2.33	1.45
Pro forma	$0.80	0.56	$2.24	1.38

       The fair values of options granted were estimated as of the dates of grant using the Black-Scholes option-pricing model. Total stock-based employee compensation expense for the three and nine months ended September 30, 2004 includes the effect of cancelled options totaling 20,416 and 84,418, respectively, compared with 61,769 and 519,190, respectively, in the same periods in 2003.

(M)	SHARE REPURCHASE PROGRAM

       During the second quarter of 2004, we completed our previously announced $90 million share repurchase program. Under the program, shares of common stock were purchased in a dollar amount not to exceed the proceeds generated from the issuance of common stock to employees under our various employee stock option and stock purchase plans since January 1, 2003 up to $90 million. We purchased and retired a total of 2,477,845 shares under the program, 2,360,345 shares of which were purchased and retired in 2004 at an aggregate cost of $86.6 million.

       In July 2004, our board of directors authorized a new two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. Under this program, shares of common stock are purchased in an amount not to exceed the number of shares issued to employees under the various employee stock option and stock purchase plans since May 1, 2004, which totaled 1.0 million shares at September 30, 2004. The program limits aggregate share repurchases to no more than 3.5 million shares of Ryder common stock. As of September 30, 2004, we repurchased a total of 862,000 shares at an aggregate cost of $37.9 million. Share repurchases are made periodically in open-market transactions using working capital, and are subject to market conditions, legal requirements and other factors. In addition, management has been granted the authority to establish a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of this repurchase program. The cost of stock repurchases is allocated between common stock and retained earnings based on the amount of capital surplus at the time of the stock repurchase.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(N)	COMPREHENSIVE INCOME

       Comprehensive income presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following table provides a reconciliation of net earnings as reported in the Consolidated Condensed Statements of Earnings to comprehensive income.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In thousands)
Net earnings	$54,282	37,553	$152,968	92,006
Other comprehensive income:
Foreign currency translation adjustments	11,563	(361)	6,303	27,779
Unrealized net gain on derivative instruments	99	146	226	46

Total comprehensive income	$65,944	37,338	$159,497	119,831

(O)	RESTRUCTURING AND OTHER RECOVERIES, NET

       The components of restructuring and other recoveries, net were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In thousands)
Restructuring (recoveries) charges, net:
Employee severance and benefits	$(132)	1,535	$(995)	1,087
Facility and related costs	(64)	(149)	(64)	(83)

	(196)	1,386	(1,059)	1,004
Other (recoveries) charges, net:
Asset write-downs	(61)	(128)	(61)	(785)
Gain on sale of headquarters complex	(1,179)	—	(24,309)	—
Contract termination costs	175	—	4,952	—
Other	—	(3,900)	(12)	(3,938)

Total	$(1,261)	(2,642)	$(20,489)	(3,719)

Allocation of restructuring and other recoveries, net across reportable business segments was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In thousands)
Fleet Management Solutions	$(12)	(2,413)	$2,693	(3,246)
Supply Chain Solutions	(10)	(330)	906	(358)
Dedicated Contract Carriage	12	(497)	351	(500)
Central Support Services	(1,251)	598	(24,439)	385

Total	$(1,261)	(2,642)	$(20,489)	(3,719)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

2004

       Restructuring recoveries for the three and nine months ended September 30, 2004, respectively, related primarily to employee severance and benefits recorded in prior restructuring charges that were reversed due to refinements in estimates.

       Other recoveries for the three and nine months ended September 30, 2004, respectively, related primarily to gains recorded in connection with the sale of our corporate headquarters complex. In September 2004, we realized a gain of $1.2 million from the sale of a property ancillary to our main corporate headquarters facility. In May 2004, we completed the sale of our main corporate headquarters facility for $39 million in cash. In conjunction with this sale, we entered into a lease agreement with the purchaser to lease back the headquarters facility until we relocate to our new headquarters in 2005. The terms of the leaseback met the criteria for a “normal leaseback” and full gain recognition of $22.2 million. In January 2004, we realized a gain of $0.9 million from the sale of a property ancillary to our main corporate headquarters facility. Total gains recognized in 2004 from properties sold in connection with the previously announced relocation of our headquarters totaled $24.3 million.

       Other charges related to the termination of an information technology infrastructure contract during the second quarter of 2004. As part of ongoing cost containment initiatives, Ryder management approved and committed to a plan to transition certain outsourced information technology infrastructure services to Ryder employees. Under the terms of the agreement, Ryder was obligated to pay certain termination costs in the event of termination prior to the expiration date of 2010. In accordance with the terms of the services agreement, Ryder notified the information technology services provider of its intent to terminate the contract and recorded a charge totaling $4.8 million for contract termination costs during the second quarter of 2004. Based on our current forecast, we expect to incur $3.5 million of additional costs associated with the transition of the information technology services contract expected to be completed by the end of the year. Cost reductions associated with the termination of this contract are expected to benefit our results starting in 2005.

2003

       During the third quarter of 2003, we recognized a charge of $1.5 million for the elimination of approximately 20 positions as a result of cost management and process improvement actions across various functional areas of Central Support Services. Year-to-date employee severance and benefit charges were partially offset by recoveries relating to employee severance and benefits recorded in prior restructurings that were reversed earlier in the year due to refinements of estimates.

       Other recoveries in 2003 consisted primarily of the third quarter settlement of a commercial dispute pertaining to prior billings with an information technology vendor and gains on sale of owned facilities identified for closure in prior restructurings.

       Activity related to restructuring reserves was as follows:

	December 31,			September 30,
	2003	2004		2004
	Balance	Additions	Deductions	Balance
		(In thousands)
Employee severance and benefits	$6,665	191	5,048	1,808
Facilities and related costs	1,322	100	691	731

Total	$7,987	291	5,739	2,539

       At September 30, 2004, employee terminations from prior year restructuring plans were substantially finalized. Deductions represent cash payments made during the period of $4.4 million and prior year charge reversals of $1.3 million. At September 30, 2004, outstanding restructuring obligations are generally required to be paid over the next six months.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(P)	EMPLOYEE BENEFIT PLANS

       Components of net periodic benefit cost were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In thousands)
Pension Benefits
Company-administered plans:
Service cost	$8,973	9,406	$26,876	25,107
Interest cost	17,950	18,226	53,908	50,740
Expected return on plan assets	(21,007)	(15,731)	(61,140)	(47,279)
Amortization of transition asset	(7)	(6)	(22)	(19)
Recognized net actuarial loss	7,896	6,064	23,682	26,818
Amortization of prior service cost	547	1,589	1,641	4,764

	14,352	19,548	44,945	60,131
Union-administered plans	1,054	916	2,949	2,845

Net periodic benefit cost	$15,406	20,464	$47,894	62,976

Company-administered plans:
U.S.	$10,643	15,179	$33,863	47,291
Non-U.S.	3,709	4,369	11,082	12,840

	14,352	19,548	44,945	60,131
Union-administered plans	1,054	916	2,949	2,845

	$15,406	20,464	$47,894	62,976

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In thousands)
Postretirement Benefits
Company-administered plans:
Service cost	$262	191	$720	715
Interest cost	581	592	1,719	1,908
Recognized net actuarial loss	122	73	330	423
Amortization of prior service credit	(290)	(289)	(868)	(868)

Net periodic benefit cost	$675	567	$1,901	2,178

Company-administered plans:
U.S.	$552	516	$1,660	2,030
Non-U.S.	123	51	241	148

	$675	567	$1,901	2,178

       We previously disclosed in our 2003 Annual Report that we expected to contribute approximately $41 million to our pension plans during 2004. During 2004, we made a discretionary contribution of $50.0 million to our U.S. qualified benefit pension plan. As of September 30, 2004, $66.2 million of global contributions have been made to our pension plans. We anticipate 2004 contributions to our pension plans will total approximately $71 million.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(Q)	SEGMENT REPORTING

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

       Ryder’s primary measurement of segment financial performance, defined as “Net Before Taxes” (NBT), includes an allocation of Central Support Services (CSS) and excludes restructuring and other recoveries, net. CSS represents those costs incurred to support all business segments, including sales and marketing, human resources, finance, corporate services, health and safety, information technology, legal and communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, corporate communications, public affairs and certain executive compensation. CSS costs attributable to the business segments are generally allocated to FMS, SCS and DCC as follows:

•	Sales and marketing, finance, corporate services and health and safety - allocated based upon estimated and planned resource utilization.

•	Human resources - individual costs within this category are allocated in several ways, including allocation based on estimated utilization and number of personnel supported.

•	Information technology - allocated principally based upon utilization-related metrics such as number of users or minutes of CPU time. Customer-related project costs and expenses are allocated to the business segment responsible for the project.

•	Other - represents legal and other centralized costs and expenses including certain incentive compensation costs. Expenses, where allocated, are based primarily on the number of personnel supported.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

       The following tables set forth financial information for each of Ryder’s business segments and a reconciliation between segment NBT and earnings before income taxes and cumulative effect of changes in accounting principles for the three and nine months ended September 30, 2004 and 2003. In 2004, we changed our methodology of allocating sales support costs between FMS and DCC segments. Accordingly, 2003 segment NBT measures for these segments have been adjusted to provide the retroactive effect of this change. These segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

	FMS	SCS	DCC	Eliminations	CSS	Total
	(In thousands)
For the three months ended September 30, 2004
Revenue from external customers	$841,549	338,501	125,864	—	—	1,305,914
Inter-segment revenue	77,141	—	—	(77,141)	—	—

Total revenue	$918,690	338,501	125,864	(77,141)	—	1,305,914

Segment NBT(1)	$85,079	10,050	7,916	(7,953)	(8,953)	86,139

Restructuring and other recoveries, net						1,261

Earnings before income taxes and cumulative effect of changes in accounting principles						87,400

Purchases of property and revenue earning equipment(1), (2)	$252,128	5,710	164	—	1,966	259,968

September 30, 2003
Revenue from external customers	$735,587	330,986	127,030	—	—	1,193,603
Inter-segment revenue	73,706	—	—	(73,706)	—	—

Total revenue	$809,293	330,986	127,030	(73,706)	—	1,193,603

Segment NBT(1)	$54,126	12,277	8,049	(7,636)	(5,991)	60,825

Restructuring and other recoveries, net						2,642

Earnings before income taxes and cumulative effect of changes in accounting principles						63,467

Purchases of property and revenue earning equipment(1), (2)	$163,633	3,114	149	—	841	167,737

(1)	CSS includes the activity not allocated to the reportable business segments.
(2)	Excludes revenue earning equipment acquired under capital leases.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	SCS	DCC	Eliminations	CSS	Total
	(In thousands)
For the nine months ended September 30, 2004
Revenue from external customers	$2,422,791	986,648	377,649	—	—	3,787,088
Inter-segment revenue	229,485	—	—	(229,485)	—	—

Total revenue	$2,652,276	986,648	377,649	(229,485)	—	3,787,088

Segment NBT(1)	$221,122	26,558	23,785	(23,390)	(23,266)	224,809

Restructuring and other recoveries, net						20,489

Earnings before income taxes and cumulative effect of changes in accounting principles						245,298

Purchases of property and revenue earning equipment(1), (2), (3)	$752,775	11,338	376	—	5,250	769,739

September 30, 2003
Revenue from external customers	$2,190,143	1,010,912	384,324	—	—	3,585,379
Inter-segment revenue	230,265	—	—	(230,265)	—	—

Total revenue	$2,420,408	1,010,912	384,324	(230,265)	—	3,585,379

Segment NBT(1)	$137,703	27,027	24,959	(24,375)	(18,384)	146,930

Restructuring and other recoveries, net						3,719

Earnings before income taxes and cumulative effect of changes in accounting principles						150,649

Purchases of property and revenue earning equipment(1), (2)	$548,337	11,006	633	—	4,233	564,209

(1)	CSS includes the activity not allocated to the reportable business segments.
(2)	Excludes revenue earning equipment acquired under capital leases.
(3)	Excludes FMS acquisitions of $148.7 million primarily comprised of long-lived assets.

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

       The following table sets forth equipment contribution included in NBT for our SCS and DCC segments:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In thousands)
Equipment contribution:
Supply Chain Solutions	$3,656	3,536	$10,371	11,146
Dedicated Contract Carriage	4,297	4,100	13,019	13,229

Total	$7,953	7,636	$23,390	24,375

KPMG LLP CERTIFIED PUBLIC ACCOUNTANTS One Biscayne Tower 2 South Biscayne Boulevard Suite 2800 Miami, Florida 33131	Telephone Fax	305-358-2300 305-913-2692

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS
RYDER SYSTEM, INC.:

       We have reviewed the accompanying consolidated condensed balance sheet of Ryder System, Inc. and subsidiaries as of September 30, 2004, the related consolidated condensed statements of earnings for the three and nine months ended September 30, 2004 and 2003, the related consolidated statements of shareholders’ equity for the nine months ended September 30, 2004 and the related consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003. These consolidated condensed financial statements are the responsibility of the Company’s management.

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
October 20, 2004

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

ITEMS AFFECTING COMPARABILITY BETWEEN PERIODS

FMS Acquisitions

       On March 1, 2004, we completed an asset purchase agreement with Ruan Leasing Company (Ruan) under which we acquired Ruan’s fleet of approximately 6,400 vehicles, 37 of its 111 service locations and more than 500 customers. Ryder also acquired full service contract maintenance agreements covering approximately 1,700 vehicles. Effective December 31, 2003, we also acquired substantially all the assets of Iowa-based General Car and Truck Leasing System (General), a major privately held commercial truck leasing, maintenance and rental company, including General’s fleet of approximately 4,200 vehicles, 15 of its 34 service locations and more than 700 customers. The combined networks operate under Ryder’s name and allow us to leverage our existing U.S. infrastructure in key markets while adding new infrastructure to strengthen our presence in targeted areas of the Midwest, Southeast, Mid-Atlantic and Southwest. The results of these acquisitions have been included in the consolidated results of Ryder since the dates of acquisitions.

Accounting Changes

       As discussed in Note (B) to the unaudited consolidated condensed financial statements, effective July 1, 2003, Ryder consolidated three variable interest entities (VIEs) in connection with the adoption of the Financial Accounting Standards Board’s Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities” (as revised by FIN 46-R issued December 2003). The consolidated VIEs were established as part of previous sale-leaseback transactions of revenue earning equipment in which Ryder sold revenue earning equipment to special-purpose entities (SPEs) and then leased the revenue earning equipment back as lessee under operating lease arrangements. In connection with the sale-leaseback transactions executed with SPEs, in the form of vehicle securitizations and a synthetic leasing arrangement, we provided credit enhancements and residual value guarantees that obligate Ryder to absorb the majority of the expected losses from such entities, if any are realized. Therefore, FIN 46 required that these entities be consolidated. The consolidation of the VIEs did not have a significant impact on our consolidated net earnings for the three and nine months ended September 30, 2004; however, reported depreciation expense, equipment rental and interest expense were impacted by the consolidation of the VIEs. In addition, both net cash provided by operating activities and our free cash flow measure increased in 2004 due to the add-back of depreciation expense on the VIEs’ revenue earning equipment and net cash used in financing activities also increased due to principal payments on VIEs’ debt.

CONSOLIDATED RESULTS

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Earnings before cumulative effect of changes in accounting principles(1)	$54,282	40,507	$152,968	96,129
Per diluted common share	$0.83	0.63	$2.33	1.51
Net earnings(1), (2)	$54,282	37,553	$152,968	92,006
Per diluted common share	$0.83	0.58	$2.33	1.45
Weighted-average shares outstanding — Diluted	65,463	64,288	65,716	63,464

(1)	Results for the three and nine months ended September 30, 2004 include restructuring and other recoveries, net of $0.8 million after-tax and $12.9 million after-tax, or $0.01 and $0.20 per diluted common share, respectively. Results for the three and nine months ended September 30, 2003 include restructuring and other recoveries, net of $1.6 million after-tax, or $0.02 per diluted common share, and $2.2 million after-tax, or $0.04 per diluted common share, respectively.
(2)	Net earnings for the three and nine months ended September 30, 2003 include the cumulative effect of a change in accounting principle for variable interest entities resulting in an after-tax charge of $3.0 million, or $0.05 per diluted common share. Net earnings for the nine months ended September 30, 2003 also include the cumulative effect of a change in accounting principle for costs associated with the eventual retirement of long-lived assets primarily relating to components of revenue earning equipment resulting in an after-tax charge of $1.2 million, or $0.02 per diluted common share.

       Earnings before cumulative effect of changes in accounting principles increased 34.0% to $54.3 million in the third quarter of 2004 and increased 59.1% to $153.0 million in the first nine months of 2004 compared with the same periods in 2003. Earnings for the three and nine months ended September 30, 2004 benefited from gains on the sale of our headquarters complex of $0.7 million after-tax, or $0.01 per diluted common share, and $15.4 million after-tax, or $0.23 per diluted common share, respectively. Excluding these gains, the earnings growth in 2004 was driven by the impact of FMS acquisitions, improved FMS rental pricing and utilization, higher gains on FMS used vehicle sales, lower pension costs, and reductions in operating expenses stemming from cost management and process improvement actions. See “Operating Results by Business Segment” for a further discussion of operating results. The earnings growth rate during the first nine months of 2004 compared with prior year exceeded the related earnings per share growth rate in part because the average number of shares outstanding increased 3.5% over the prior year reflecting the impact of stock issuances under employee stock option and stock purchase plans.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In thousands)
Revenue:
Fleet Management Solutions	$918,690	809,293	$2,652,276	2,420,408
Supply Chain Solutions	338,501	330,986	986,648	1,010,912
Dedicated Contract Carriage	125,864	127,030	377,649	384,324
Eliminations	(77,141)	(73,706)	(229,485)	(230,265)

Total	$1,305,914	1,193,603	$3,787,088	3,585,379

       Revenue increased 9.4% to $1.3 billion in the third quarter of 2004 compared with the same period in 2003. In the first nine months of 2004, revenue increased 5.6% to $3.8 billion compared with the same period in 2003. During 2004, FMS revenue was positively impacted by acquisitions and higher rental revenue resulting from better pricing and increased activity. FMS acquisitions contributed an estimated $50 million and $129 million in revenue for the third quarter and first nine months of 2004, respectively. Revenue comparisons were also impacted by increased FMS fuel services revenue primarily as a result of higher average fuel prices, and favorable movements in foreign exchange rates related to our international operations. Our businesses realized minimal changes in profitability as a result of higher fuel services revenue as these generally reflect costs that are passed through to our customers. These increases were partially offset by reduced FMS full-service lease revenue on our U.S. base business (excluding acquisitions) and the non-renewal of certain customer contracts in our SCS and DCC business segments.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Operating expense	$590,059	508,496	$1,690,209	1,518,387
Percentage of revenue	45.2%	42.6%	44.6%	42.3%

       Operating expense increased 16.0% to $590.1 million in the third quarter of 2004 compared with the same period in 2003. Operating expense increased 11.3% to $1.7 billion in the first nine months of 2004 compared with the same period in 2003. The increase in operating expense is largely a result of higher average fuel prices in 2004. In addition, higher maintenance costs resulting from a larger and older vehicle fleet and added operating costs attributed to the FMS acquisitions contributed to the increase.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Salaries and employee-related costs	$300,315	308,959	$917,478	936,775
Percentage of revenue	23.0%	25.9%	24.2%	26.1%

       Salaries and employee-related costs decreased 2.8% to $300.3 million in the third quarter of 2004 compared with the same period in 2003. Salaries and employee-related costs decreased 2.1% to $917.5 million in the first nine months of 2004 compared with the same period in 2003. Salaries and employee-related costs declined primarily as a result of lower pension expense and lower headcount in our SCS and DCC business segments caused by the non-renewal of certain contracts offset in part by higher incentive compensation. Pension expense decreased $5.1 million to $15.4 million in the third quarter of 2004 and decreased $15.1 million to $47.9 million in the first nine months of 2004 compared with the same periods in 2003. Pension expense declines primarily impacted our FMS business segment, which employs the majority of our employees that participate in the primary U.S. pension plan.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Freight under management expense	$108,571	95,499	$301,669	307,474
Percentage of revenue	8.3%	8.0%	8.0%	8.6%

       Freight under management (FUM) expense represents subcontracted freight costs on logistics contracts for which we purchase transportation. FUM expense increased 13.7% to $108.6 million in the third quarter of 2004 compared with the same period in 2003. FUM expense decreased 1.9% to $301.7 million in the first nine months of 2004 compared with the same period in 2003. Added transportation management-based business and higher average pricing on subcontracted freight costs, resulting from increased fuel costs, contributed to the increase in FUM expense in our SCS business segment during the third quarter of 2004. The decline in FUM expense during the first nine months of 2004 was directly attributed to revenue reductions in our SCS business segment from the non-renewal of certain customer contracts.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In thousands)
Depreciation expense	$178,062	169,249	$528,805	453,978
Gains on vehicle sales, net	(8,413)	(2,782)	(25,751)	(11,817)
Equipment rental	27,468	28,976	80,121	170,279

       Depreciation expense relates primarily to FMS revenue earning equipment. Depreciation expense increased 5.2% to $178.1 million in the third quarter of 2004 compared with the same period in 2003. Depreciation expense increased 16.5% to $528.8 million in the first nine months of 2004 compared with the same period in 2003. Depreciation expense increased in the third quarter of 2004 due to an increase in the average number of owned vehicles as a result of the recent FMS acquisitions. The growth in depreciation expense during the first nine months of 2004 reflected the consolidation of VIEs effective July 1, 2003, the impact of vehicles added as part of the recent FMS acquisitions, the conversion of leased units to owned status as a result of lease extensions and the replacement of expiring leased units with owned units. For the first half of 2004, depreciation expense attributable to the revenue earning equipment of consolidated VIEs approximated $40 million.

       Gains on vehicle sales, net increased $5.6 million to $8.4 million during the third quarter of 2004 compared with the same period in 2003. In the first nine months of 2004, gains on vehicle sales, net increased $13.9 million to $25.8 million compared with the same period in 2003. An increase in the number of units sold combined with improved average pricing contributed to higher proceeds and stronger used vehicle gains performance in 2004.

       Equipment rental consists primarily of rental costs on revenue earning equipment in FMS. Equipment rental costs decreased 5.2% to $27.5 million in the third quarter of 2004 compared with the same period in 2003. Equipment rental costs decreased 52.9% to $80.1 million in the first nine months of 2004 compared with the same period in 2003. The significant decrease in the first nine months of 2004 was due to a reduction in the average number of leased vehicles (compared with owned) resulting from the consolidation of VIEs effective July 1, 2003, the conversion of leased units to owned status as a result of lease extensions and the replacement of expiring lease units with owned units. For the first half of 2004, equipment rental was reduced by approximately $52 million for revenue earning equipment of consolidated VIEs.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Interest expense	$24,792	25,834	$75,449	70,465
Percentage of revenue	1.9%	2.2%	2.0%	2.0%

       Interest expense decreased 4.0% to $24.8 million in the third quarter of 2004 compared with the same period in 2003. Interest expense increased 7.1% to $75.4 million in the first nine months of 2004 compared with the same period in 2003. The decrease in interest expense for the third quarter of 2004 compared with the same period in 2003 was due to lower average debt levels. During the first half of 2004, interest expense compared with the same period in 2003 increased due to higher average debt levels, including interest expense on debt of consolidated VIEs. The increase in average debt levels during the first half of 2004 was partially offset by lower average interest rates.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In thousands)
Miscellaneous income, net	$(1,079)	(1,453)	$(5,701)	(7,092)

       Miscellaneous income, net was $1.1 million and $5.7 million in the third quarter and first nine months of 2004, respectively, compared with $1.5 million and $7.1 million in the same periods in 2003. Miscellaneous income, net comparisons for the first half of 2004 were negatively impacted from the elimination of servicing fee income related to certain VIEs. Prior to the consolidation of VIEs effective July 1, 2003, miscellaneous income, net included fee income related to administrative services provided to vehicle lease trusts in connection with vehicle securitization transactions. As a result of consolidating the vehicle securitization trusts, we no longer recognize service fee income.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In thousands)
Restructuring and other recoveries, net	$(1,261)	(2,642)	(20,489)	(3,719)

       In the third quarter and first nine months of 2004, restructuring and other recoveries, net of $1.3 million and $20.5 million, respectively, related primarily to gains recorded in connection with the sale of our corporate headquarters complex. During the third quarter of 2004, we realized a pre-tax gain on sale of a property ancillary to our main headquarters facility of $1.2 million. Total pre-tax gains on sale of our headquarters complex totaled $24.3 million in 2004. The gains from the sale of our headquarters complex were partially offset by other charges primarily related to the termination of an information technology infrastructure contract during the second quarter of 2004. Cost reductions associated with the termination of this contract are expected to benefit our results starting in 2005. See Note (O) - “Restructuring and Other Recoveries, Net,” in the Notes to Consolidated Condensed Financial Statements, for a complete discussion of restructuring activity.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In thousands)
Provision for income taxes	$33,118	22,960	$92,330	54,520

       Our effective income tax rate on earnings was 37.9% and 37.6% for the third quarter and first nine months of 2004, respectively, compared with 36.2% in both the third quarter and first nine months of 2003. In 2004, the effective income tax rate was impacted by higher net non-deductible items, a higher proportion of income in higher tax-rate jurisdictions and changes in foreign income tax regulations.

OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In thousands)
Revenue:
Fleet Management Solutions	$918,690	809,293	$2,652,276	2,420,408
Supply Chain Solutions	338,501	330,986	986,648	1,010,912
Dedicated Contract Carriage	125,864	127,030	377,649	384,324
Eliminations	(77,141)	(73,706)	(229,485)	(230,265)

Total	$1,305,914	1,193,603	$3,787,088	3,585,379

NBT:
Fleet Management Solutions	$85,079	54,126	$221,122	137,703
Supply Chain Solutions	10,050	12,277	26,558	27,027
Dedicated Contract Carriage	7,916	8,049	23,785	24,959
Eliminations	(7,953)	(7,636)	(23,390)	(24,375)

	95,092	66,816	248,075	165,314
Unallocated Central Support Services	(8,953)	(5,991)	(23,266)	(18,384)

Earnings before restructuring and other recoveries, income taxes and cumulative effect of changes in accounting principles	86,139	60,825	224,809	146,930
Restructuring and other recoveries, net	1,261	2,642	20,489	3,719

Earnings before income taxes and cumulative effect of changes in accounting principles	$87,400	63,467	$245,298	150,649

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

       Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included within the unallocated overhead remaining within CSS are the costs for investor relations, corporate communications, public affairs and certain executive compensation. See Note (Q) - “Segment Information,” in the Notes to Consolidated Condensed Financial Statements for a description of how the remainder of CSS costs is allocated to the business segments.

       Segment NBT excludes restructuring and other recoveries, net and includes equipment contribution. The following table presents the allocation of restructuring and other recoveries, net across reportable business segments:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In thousands)
Fleet Management Solutions	$12	2,413	$(2,693)	3,246
Supply Chain Solutions	10	330	(906)	358
Dedicated Contract Carriage	(12)	497	(351)	500
Central Support Services	1,251	(598)	24,439	(385)

Total	$1,261	2,642	$20,489	3,719

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In thousands)
Equipment contribution:
Supply Chain Solutions	$3,656	3,536	$10,371	11,146
Dedicated Contract Carriage	4,297	4,100	13,019	13,229

Total	$7,953	7,636	$23,390	24,375

       These segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

Fleet Management Solutions

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Full service lease and programmed maintenance	$475,861	448,836	$1,416,500	1,341,700
Commercial rental	161,243	131,790	432,411	361,184
Other	76,514	74,703	232,393	233,086

Dry revenue(1)	713,618	655,329	2,081,304	1,935,970
Fuel services revenue	205,072	153,964	570,972	484,438

Total revenue	$918,690	809,293	$2,652,276	2,420,408

Segment NBT	$85,079	54,126	$221,122	137,703

Segment NBT as a % of total revenue	9.3%	6.7%	8.3%	5.7%

Segment NBT as a % of dry revenue(1)	11.9%	8.3%	10.6%	7.1%

(1)	We use dry revenue, a non-GAAP financial measure, to evaluate the operating performance of our FMS business segment and as a measure of sales activity. Fuel services revenue, which is directly impacted by fluctuations in market fuel prices, is excluded from the dry revenue computation as fuel is largely a pass through to customers for which we realize minimal changes in profitability as a result of fluctuations in fuel services revenue.

       FMS total revenue increased 13.5% to $918.7 million in the third quarter of 2004 and increased 9.6% to $2.7 billion in the first nine months of 2004 compared with the same periods in 2003. Fuel services revenue increased 33.2% to $205.1 million in the third quarter of 2004 and increased 17.9% to $571.0 million in the first nine months of 2004 compared with the same periods in 2003, primarily as a result of higher average fuel prices and higher volumes attributed to the recent acquisitions. Dry revenue (revenue excluding fuel) increased 8.9% to $713.6 million in the third quarter of 2004 and increased 7.5% to $2.1 billion in the first nine months of 2004 compared with the same periods in 2003. Full service lease and programmed maintenance revenue increased 6.0% to $475.9 million in the third quarter of 2004 and increased 5.6% to $1.4 billion in the first nine months of 2004 compared with the same period in 2003, reflecting the impact of recent acquisitions that added approximately 7,000 vehicles to our lease fleet. Comparisons were also favorably impacted by higher revenue in Canada and the U.K. as a result of favorable foreign exchange rates and higher volumes. These increases were partially offset by reduced full service lease revenue on our base U.S. business (excluding acquisitions) as a result of weak leasing demand in 2003 and flat net sales in 2004. We expect favorable comparisons for full service lease and programmed maintenance revenue for the balance of 2004 due to growth from recent acquisitions, initiatives being implemented aimed at generating new sales and improving business retention, and an increase in sales activity.

       Commercial rental revenue increased 22.3% to $161.2 million in the third quarter of 2004 and increased 19.7% to $432.4 million in the first nine months of 2004 compared with the same periods in 2003. Commercial rental revenue increased during 2004 due to higher rental pricing and utilization in each of our markets. Commercial rental revenue in 2004 also benefited from revenue contributions attributed to the recent acquisitions. Our average commercial rental fleet size increased 9.9% and 6.4% in the third quarter and first nine months of 2004, respectively, as compared with the same periods in 2003. In the U.S., all elements of commercial rental revenue (consisting of pure rental, lease extra and await new lease revenue) increased in 2004. Pure rental revenue (total rental revenue less rental revenue related to units provided to full service lease customers), which accounts for nearly half of the U.S. commercial rental business, increased 16.1% to $61.2 million and 16.8% to $163.7 million in the third quarter and first nine months of 2004, respectively, compared with the same periods in 2003 due to stronger pricing and a larger rental fleet. Lease extra revenue accounts for approximately one quarter of the U.S. commercial rental revenue business and represents rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations. In the U.S., lease extra revenue increased 24.5% to $34.6 million and 20.4% to $93.7 million in the third quarter and first nine months of 2004, respectively, compared with the same periods in 2003 reflecting the impact of increased leasing activity. Await new lease revenue represents revenue on rental vehicles provided to new full service lease customers who have not taken delivery of full service lease units. In the U.S., await new lease revenue increased 151.8% to $10.5 million and 92.6% to $25.0 million in the third quarter and first nine months of 2004, respectively, compared with same periods in 2003 as a result of increased new lease contract signings. Rental fleet utilization for the third quarter of 2004 increased to 79.4% compared with 73.8% in the same period in 2003. For the first nine months of 2004, rental fleet utilization increased to 76.6% compared with 71.0% in the same period in 2003. Rental statistics presented are for the U.S. fleet, which generates more than 80% of total commercial rental revenue. We expect commercial rental revenue comparisons to continue to improve over the near term based on the increases in rental transactions, improved pricing discipline and an overall larger commercial rental fleet.

       Other FMS revenue, which consists of trailer rentals, other maintenance and repair services, and ancillary revenue to support product lines, increased 2.4% to $76.5 million in the third quarter of 2004 compared with the same period in 2003. Other revenue for the third quarter of 2004 increased due primarily to higher trailer utilization and higher overall volumes. For the first nine months of 2004, other FMS revenue decreased 0.3% to $232.4 million compared with the same period in 2003. Other revenue for the first nine months of 2004 decreased due primarily to the non-renewal of a customer contract to provide ancillary fleet services which expired at the end of the first quarter of 2003. We expect modest improvements for the balance of the year due to recent increases in U.S. activity.

       FMS NBT increased 57.2% to $85.1 million in the third quarter of 2004 and increased 60.6% to $221.1 million in the first nine months of 2004 compared with the same period in 2003. The favorable comparisons were driven by the acquisitions that allowed us to leverage our existing infrastructure, higher commercial rental pricing and utilization, higher gains on disposal of used revenue earning equipment, and lower pension expense. The impact of these items was partially offset by lower full service lease and programmed maintenance revenue on our base business (excluding acquired contracts) and the non-renewal of a contract to provide ancillary fleet services which expired at the end of the first quarter of 2003. Earnings for the first nine months of 2004 reflect the benefits from operating synergies realized from the acquisitions as well as approximately $6 million in acquisition related costs, primarily maintenance, that were below their expected run rate during the first half of 2004.

       Our fleet of owned and leased revenue earning equipment is summarized as follows (number of units rounded to nearest hundred):

	September 30,	December 31,	September 30,
	2004	2003	2003
By type:
Trucks	64,000	62,400	61,200
Tractors	51,300	48,900	47,900
Trailers	43,900	43,200	43,600
Other	5,800	5,700	5,500

Total	165,000	160,200	158,200

By product line:
Full service lease	119,500	118,900	116,900
Commercial rental	42,400	38,500	38,400
Service vehicles and other	3,100	2,800	2,900

Total	165,000	160,200	158,200

Owned(1), (2)	156,500	150,200	146,500
Leased(1)	8,500	10,000	11,700

Total	165,000	160,200	158,200

Quarterly average	165,300		159,100

Year-to-date average	162,600		159,800

(1)	Effective July 1, 2003, 15,800 units converted from leased to owned status in connection with the consolidation of VIEs.
(2)	Effective March 1, 2004, approximately 6,400 units were added to the fleet as part of the Ruan acquisition. Effective December 31, 2003, approximately 4,200 units were added to the fleet as part of the General acquisition.

       The totals in each of the previous tables include the following non-revenue earning equipment (number of units rounded to nearest hundred):

	September 30,	December 31,	September 30,
	2004	2003	2003
Not yet earning revenue (NYE)	1,700	1,000	500
No longer earning revenue (NLE):
Units held for sale	3,900	4,300	4,100
Other NLE units	1,600	2,800	2,600

Total(1)	7,200	8,100	7,200

(1)	Non-revenue earning equipment for FMS operations outside the U.S. totaled approximately 1,000 vehicles for all periods presented, which are not included above.

       NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NLE units represent vehicles held for sale, as well as vehicles for which no revenue has been earned in the previous 30 days. These vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. The number of NYE units increased during the quarter consistent with the anticipated higher level of new vehicles coming into the fleet for replacement lease equipment and new lease sales. We would expect this number to grow modestly as the volume of lease activity increases. In 2004, the number of other NLE units declined significantly as a result of improved rental utilization.

Supply Chain Solutions

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
U.S. operating revenue:
Automotive, aerospace and industrial	$106,450	102,559	$315,308	315,391
High-tech and consumer industries	58,040	61,768	169,423	185,180
Other	5,304	3,818	14,497	11,141

U.S. operating revenue	169,794	168,145	499,228	511,712
International operating revenue	63,299	68,412	192,426	194,687

Total operating revenue(1)	233,093	236,557	691,654	706,399
Freight under management (FUM) expense	105,408	94,429	294,994	304,513

Total revenue	$338,501	330,986	$986,648	1,010,912

Segment NBT	$10,050	12,277	$26,558	27,027

Segment NBT as a % of total revenue	3.0%	3.7%	2.7%	2.7%

Segment NBT as a % of total operating revenue(1)	4.3%	5.2%	3.8%	3.8%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our SCS business segment and as a measure of sales activity. FUM expense is deducted from total revenue to arrive at operating revenue as FUM expense is largely a pass through to customers. We realize minimal changes in profitability as a result of fluctuations in FUM expense.

       SCS total revenue increased 2.3% to $338.5 million in the third quarter of 2004 and decreased 2.4% to $986.6 million in the first nine months of 2004 compared with the same periods in 2003. Added transportation management-based business and higher average pricing on subcontracted freight costs, resulting from increased fuel costs, contributed to the increase in total revenue and related FUM expense. Operating revenue decreased 1.5% to $233.1 million in the third quarter of 2004 and decreased 2.1% to $691.7 million in the first nine months of 2004 compared with the same periods in 2003. U.S. and international revenue comparisons were negatively impacted by the non-renewal of certain customer contracts. Additionally, international operating revenue in the third quarter of 2003 benefited from more revenue associated with an inventory procurement contract. During the first quarter of 2004, the terms of this contract were favorably renegotiated to eliminate inventory risk and required net revenue reporting on a prospective basis. The unfavorable operating revenue comparisons were partially offset by favorable foreign exchange rates and new contract start-ups in the U.S. We expect adverse revenue comparisons to continue over the near term in light of the non-renewal of certain customer contracts and competitive market conditions.

       Our SCS business segment NBT decreased 18.1% to $10.1 million in the third quarter of 2004 and decreased 1.7% to $26.6 million in the first nine months of 2004 compared with the same periods in 2003. Results for the three and nine months ended September 30, 2003 benefited from operating tax refunds and the resolution of a customer contractual matter totaling $2.4 million. Excluding these benefits, SCS earnings were flat for the quarter. The impact of revenue declines during 2004 was offset by continued margin improvement actions, which have reduced overhead costs and improved global operating performance.

Dedicated Contract Carriage

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Operating revenue(1)	$122,701	125,960	$370,975	381,363
Freight under management (FUM) expense	3,163	1,070	6,674	2,961

Total revenue	$125,864	127,030	$377,649	384,324

Segment NBT	$7,916	8,049	$23,785	24,959

Segment NBT as a % of total revenue	6.3%	6.3%	6.3%	6.5%

Segment NBT as a % of operating revenue(1)	6.5%	6.4%	6.4%	6.5%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our DCC business segment and as a measure of sales activity. FUM expense is deducted from total revenue to arrive at operating revenue as FUM expense is largely a pass through to customers. We realize minimal changes in profitability as a result of fluctuations in FUM expense.

       In our DCC business segment, total revenue decreased 0.9% to $125.9 million in the third quarter of 2004 and decreased 1.7% to $377.6 million in the first nine months of 2004 compared with the same periods in 2003. Operating revenue decreased 2.6% to $122.7 million in the third quarter of 2004 and decreased 2.7% to $371.0 million in the first nine months of 2004 compared with the same period in 2003. Customer contracts not renewed and reduced volumes negatively impacted revenue comparisons. NBT decreased 1.7% to $7.9 million in the third quarter of 2004 and decreased 4.7% to $23.8 million in the first nine months of 2004 compared with the same period in 2003. The decrease in NBT for 2004 reflects the impact of lower revenues partially offset by lower overhead spending. We expect adverse revenue comparisons to continue for the balance of the year due to the impact of customer contracts not renewed.

Central Support Services

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In thousands)
Sales and marketing	$1,630	2,162	$5,218	6,623
Human resources	3,204	4,099	10,541	13,509
Finance	14,062	13,544	41,548	41,167
Corporate services and public affairs	2,926	1,889	6,666	5,289
Information technology (IT)	17,498	18,545	51,472	61,209
Health and safety	1,957	2,008	6,203	6,172
Other	14,094	10,279	36,026	27,870

Total CSS	55,371	52,526	157,674	161,839
Allocation of CSS to business segments	(46,418)	(46,535)	(134,408)	(143,455)

Unallocated CSS	$8,953	5,991	$23,266	18,384

       Total CSS increased 5.4% to $55.4 million in the third quarter of 2004 and decreased 2.6% to $157.7 million in the first nine months of 2004 compared with the same periods in 2003. The increase in total CSS expenses for the third quarter of 2004 as compared with 2003 was due to higher incentive compensation costs attributed to the improved overall performance. This increase was partially offset by on-going cost containment and process improvement actions, most notably in IT. Technology costs were lower in 2004 due primarily to reduced pricing on purchased IT services. Unallocated CSS expenses for 2004 were up largely due to Sarbanes-Oxley compliance costs that were not allocated to the business segments.

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows

       The following is a summary of our cash flows from operating, financing and investing activities:

	Nine months ended September 30,
	2004	2003
	(In thousands)
Net cash (used in) provided by:
Operating activities	$656,530	621,684
Financing activities	(224,065)	(265,649)
Investing activities	(494,698)	(362,887)

Net change in cash and cash equivalents	$(62,233)	(6,852)

       A detail of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.

       The increase in net cash provided by operating activities in the first nine months of 2004 compared with the same period in 2003 was primarily attributable to improved operating performance and the add-back of depreciation expense attributed to VIEs that were consolidated effective July 1, 2003. These increases were partially offset by discretionary cash contributions totaling $50.0 million to our U.S. defined benefit pension plan made in the second quarter of 2004. Net cash used in financing activities decreased in the first nine months of 2004 compared with the same period in 2003 due to higher debt borrowings used to finance increased capital spending. The increase in net cash used in investing activities for the first nine months of 2004 reflects payments made in connection with FMS acquisitions and higher vehicle capital spending consistent with our expectations of higher levels for replacement lease equipment and new lease sales. The increase in capital expenditures was partially offset by higher proceeds from the sale of used vehicles, the sale of our corporate headquarters complex and sale-leaseback transactions completed during the third quarter of 2004.

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

       The following table shows the sources of our free cash flow and a reconciliation of free cash flow to net cash provided by operating activities:

	Nine months ended September 30,
	2004	2003
	(In thousands)
Net cash provided by operating activities	$656,530	621,684
Collections on direct finance leases	46,639	46,270
Sales of property and revenue earning equipment	280,541	152,174
Purchases of property and revenue earning equipment	(769,739)	(564,209)
Sale and leaseback of revenue earning equipment	96,801	—
Acquisitions	(148,703)	—
Other, net	(237)	2,878

Free cash flow	$161,832	258,797

       The decrease in free cash flow in the first nine months of 2004 compared with the same period in 2003 was driven by higher capital spending levels and payments made in connection with FMS acquisitions. The improvements in our operating performance, higher proceeds from sales of used vehicles, the sale of our corporate headquarters complex and sale-leaseback transactions completed during the third quarter of 2004 favorably impacted free cash flow comparisons. Net cash provided by operating activities and free cash flow comparisons in the first half of 2004 were also positively impacted from the add-back of depreciation expense of approximately $40 million attributed to VIEs that were consolidated as a result of the adoption of FIN 46 on July 1, 2003.

       The following table provides a summary of capital expenditures and related cash payments:

	Nine months ended September 30,
	2004	2003
	(In thousands)
Revenue earning equipment(1):
Full service lease	$578,697	332,728
Commercial rental	225,829	211,556

	804,526	544,284
Operating property and equipment	38,921	30,939

Total capital expenditures	843,447	575,223
Changes in accounts payable related to purchases of revenue earning equipment	(73,708)	(11,014)

Cash paid for purchases of property and revenue earning equipment	$769,739	564,209

(1)	Capital expenditures exclude acquisitions of revenue earning equipment under capital leases of $50.5 million and $69.1 million during the nine months ended September 30, 2004 and 2003, respectively.

       The growth in total capital expenditures of 46.6% during the first nine months of 2004 compared with the same period in 2003 was due primarily to increased activity in our full service lease business for both new and replacement vehicles. We expect full year 2004 capital spending before acquisitions to approximate $1.1 billion, down from our initial plan of $1.2 billion reflecting a lower expected level of growth and spending in full service leasing.

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

       The following table shows the movements in our debt balance:

	Nine months ended September 30,
	2004	2003
	(In thousands)
Debt balance at January 1	$1,815,900	1,551,468

Cash-related changes in debt:
Net change in commercial paper borrowings	(67,000)	(110,500)
Proceeds from issuance of medium-term notes	135,000	80,000
Proceeds from issuance of other debt instruments	104,329	30,943
Retirement of medium-term notes	(72,000)	(66,500)
Other debt repaid, including capital lease obligations	(246,058)	(202,026)

	(145,729)	(268,083)
Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	(6,446)	(5,796)
Addition of capital lease obligations	50,547	69,147
Addition of variable interest entity debt	—	413,983
Changes in foreign exchange rates and other non-cash items	5,699	15,274

Total changes in debt	(95,929)	224,525

Debt balance at September 30	$1,719,971	1,775,993

       Our funding philosophy attempts to match the average duration of our debt with the average life of our assets. We utilize both fixed and floating-rate debt to achieve this match and generally target a mix of 25-45% variable rate debt. The variable rate portion of our total obligations (including notional value of swap agreements) was 34% at September 30, 2004 compared with 33% at December 31, 2003.

       Ryder’s leverage ratios and a reconciliation of balance sheet debt to total obligations follow:

	September 30,	% to	December 31,	% to
	2004	Equity	2003	Equity
	(Dollars in thousands)
Balance sheet debt	$1,719,971	119%	$1,815,900	135%
PV of minimum lease payments and guaranteed residual values under operating leases for vehicles(1)	201,726		153,222

Total obligations	$1,921,697	133%	1,969,122	146%

(1)	Present value does not reflect payments Ryder would be required to make if we terminated the related leases prior to the scheduled expiration dates.

       Although total obligations is a non-GAAP financial measure, we believe that total obligations is useful as it is a more complete measure of our existing financial obligations and helps better assess our overall leverage position. The decrease in our leverage ratios in 2004 was driven by our reduced funding needs as a result of improved operating performance and higher proceeds from sales of property and revenue earning equipment. Debt to equity consists of balance sheet debt for the period divided by total equity. Total obligations to equity represents balance sheet debt plus the present value of minimum lease payments and guaranteed residual values under operating leases for vehicles, discounted based on our incremental borrowing rate at lease inception, divided by total equity.

       Ryder participates in an agreement, as amended from time to time, to sell with limited recourse trade receivables on a revolving basis. Ryder sells receivables in order to finance working capital, particularly when the cost of such sales is cost effective compared with other means of funding, notably, commercial paper. In July 2004, Ryder reduced the maximum funding amount under the facility from $275 million to $175 million. This facility expires December 2004 and is in the process of being renewed. Ryder is responsible for servicing receivables sold, but has no retained interests. At September 30, 2004 and December 31, 2003, there were no receivables outstanding under the program. Since no receivables were sold as of September 30, 2004 or December 31, 2003, no amount of available recourse or recognized recourse obligation existed on those dates.

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

       Our debt ratings as of September 30, 2004 were as follows:

	Short-term	Long-term	Outlook
Moody’s Investors Service	P2	Baa1	Stable (June 2004)
Standard & Poor’s Ratings Services	A2	BBB	Positive (July 2003)
Fitch Ratings	F2	BBB+	Positive (January 2004)

       During May 2004, Ryder refinanced its $860 million credit facility with a new five-year $870 million global revolving credit agreement with a syndicate of lenders. The credit facility is used primarily to finance working capital and provide support for the issuance of commercial paper. The credit facility can be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility as of September 30, 2004). At Ryder’s option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 15.0 basis points, which applies to the total facility of $870 million, and is based on Ryder’s current credit ratings. The credit facility contains no provisions restricting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, Ryder must maintain a ratio of debt to consolidated tangible net worth, as defined in the agreement, of less than or equal to 300%. The ratio at September 30, 2004 was 94%. At September 30, 2004, $734.6 million was available under the credit facility. Foreign borrowings of $87.4 million were outstanding under the facility at September 30, 2004.

       During 2003, Ryder filed a universal shelf registration statement with the Securities and Exchange Commission (SEC) to issue up to $800 million of securities. Proceeds from debt issuances under the universal shelf registration statement are expected to be used for capital expenditures, acquisitions, debt refinancings and general corporate purposes.

       As of September 30, 2004 we had the following amounts available to fund operations under the aforementioned facilities:

	(In millions)
Global revolving credit facility	$735
Shelf registration statement	665
Trade receivables facility	175	(uncommitted basis)

       We believe such facilities, along with other funding sources, will be sufficient to fund operations over the next twelve months.

Off-Balance Sheet Arrangements

       We periodically enter into sale and leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors (e.g., regional banks, pension plans, insurance companies, etc.) and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions that are not deemed to be VIEs. In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense. During the third quarter of 2004, we completed two sale-leaseback transactions of revenue earning equipment with third-party financial institutions that are not deemed to be VIEs. Proceeds from the sale-leaseback transactions totaled $96.8 million. These leases contain limited guarantees by us of the residual values of the leased vehicles (residual value guarantees) that are conditioned upon disposal of the leased vehicles prior to the end of their lease term. The amount of future payments for residual value guarantees will depend on the market for used vehicles and the condition of the vehicles at time of disposal. See Note (J) — “Guarantees,” in Notes to Consolidated Condensed Financial Statements for additional information. We did not enter into any sale-leaseback transactions during the first nine months of 2003.

Pension Information

       The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. While we are not legally required to make a contribution to fund our U.S. pension plan until September 2005, we review pension assumptions regularly and we may from time to time make discretionary contributions to our pension plans. During 2004, we have made discretionary pension plan contributions totaling $50 million to our U.S. pension plan. For 2004, we expect to make approximately $71 million in pension contributions for all plans. Changes in interest rates and the market value of the securities held by the plans during 2004 could materially change, positively or negatively, the underfunded status of the plans and affect the level of pension expense and required contributions in 2005 and beyond.

Share Repurchases

       During the second quarter of 2004, we completed our previously announced $90 million share repurchase program. Under the program, shares of common stock were purchased in a dollar amount not to exceed the proceeds generated from the issuance of common stock to employees under our various employee stock option and stock purchase plans since January 1, 2003 up to $90 million. We purchased and retired a total of 2,477,845 shares under the program, 2,360,345 shares of which were purchased and retired in 2004 at an aggregate cost of $86.6 million.

       In July 2004, our board of directors authorized a new two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. Under this program, shares of common stock are purchased in an amount not to exceed the number of shares issued to employees under the various employee stock option and stock purchase plans since May 1, 2004, which totaled 1.0 million shares at September 30, 2004. The program limits aggregate share repurchases to no more than 3.5 million shares of Ryder common stock. As of September 30, 2004, we repurchased a total of 862,000 shares at an aggregate cost of $37.9 million. Share repurchases are made periodically in open-market transactions using working capital, and are subject to market conditions, legal requirements and other factors. In addition, management has been granted the authority to establish a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of this repurchase program.

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

       Important factors that could cause such differences include, among others: general economic conditions in the U.S. and worldwide; the market for used equipment; the highly competitive environment applicable to our operations (including competition in supply chain solutions from other logistics companies as well as from air cargo, shippers, railroads and motor carriers and competition in full service leasing and commercial rental from companies providing similar services as well as truck and trailer manufacturers that provide leasing, extended warranty maintenance, rental and other transportation services); greater than expected expenses associated with Ryder’s activities (including increased cost of fuel, freight and transportation) or personnel needs; availability of equipment; adverse changes in debt ratings; changes in accounting assumptions; Ryder’s ability to create operating synergies in connection with our acquisitions; changes in customers’ business environments (or the loss of a significant customer) or changes in government regulations.

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

ITEM 4. CONTROLS AND PROCEDURES

       As of the end of the third quarter of 2004, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the third quarter of 2004, Ryder’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports Ryder files and submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported as and when required.

       During the third quarter of 2004, there were no significant changes in Ryder’s internal controls over financial reporting or in other factors that could significantly affect such internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       The following table provides information with respect to purchases we made of our common stock during the three months ended September 30, 2004 and total repurchases:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of		Part of Publicly	Shares That May Yet
	Shares Purchased	Average Price	Announced	Be Purchased Under
	(1), (2)	Paid per Share	Program (1)	the Program(1)
July 1 through July 30, 2004	95,918	42.78	90,000	3,410,000
August 1 through August 31, 2004	460,000	43.34	460,000	2,950,000
September 1 through September 30, 2004	315,327	45.39	312,000	2,638,000

Total	871,245	44.01	862,000	2,638,000

(1)	In July 2004, we announced a two-year stock repurchase program providing for the repurchase of up to 3.5 million shares of our common stock. Under the program, we have purchased in open-market transactions a total of 862,000 shares of our common stock a portion of which was purchased through a 10b5-1 trading plan.
(2)	During the three months ended September 30, 2004, we purchased an aggregate of 862,000 shares of our common stock as part of our share repurchase program and an aggregate of 9,245 shares of our common stock in employee-related transactions outside of the share repurchase program. Employee-related transactions include: (i) shares of common stock delivered by employees as payment for the exercise price of options exercised or to satisfy the employee’s tax liability associated with our equity incentive programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plan relating to investments by employees in our common stock, one of the investment options available under the plan.

ITEM 6. EXHIBITS

(15)	Letter re: unaudited interim financial information.

(31.1)	Certification of Gregory T. Swienton pursuant to Rule 13a-15(e) or Rule 15d-15(e).

(31.2)	Certification of Tracy A. Leinbach pursuant to Rule 13a-15(e) or Rule 15d-15(e).

(32)	Certification of Gregory T. Swienton and Tracy A. Leinbach pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC. (Registrant)
Date: November 5, 2004	By:	/s/ Tracy A. Leinbach
Tracy A. Leinbach
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: November 5, 2004	By:	/s/ Art A. Garcia
Art A. Garcia
Vice President and Controller (Principal Accounting Officer)