Form 10-K
period 2004-12-31
RYDER SYSTEM INC
filed 2005-02-24
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 1-4364
RYDER SYSTEM, INC.
(Exact name of registrant as specified in its charter)

Florida	59-0739250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3600 N.W. 82nd Avenue, Miami, Florida 33166	(305) 500-3726
(Address of principal executive offices, including zip code)	(Telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☑         No ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold at June 30, 2004 was $2,527,190,520. The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at January 31, 2005 was 64,091,863.

Documents Incorporated by Reference into this Report	Part of Form 10-K into which Document is Incorporated
Ryder System, Inc. 2005 Proxy Statement	Part III
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Ryder System, Inc. Common Stock ($0.50 par value)	New York Stock Exchange

Ryder System, Inc. 9% Series G Bonds, due May 15, 2016	New York Stock Exchange

Ryder System, Inc. 9 7/8% Series K Bonds, due May 15, 2017	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:         None

RYDER SYSTEM, INC.
Form 10-K Annual Report

i

PART I
ITEM 1. BUSINESS
OVERVIEW
      Ryder System, Inc., a Florida corporation organized in 1955, is a leader in transportation and supply chain management solutions. Our business is divided into three business segments: Fleet Management Solutions (FMS), which provides leasing, commercial rental and programmed maintenance of commercial trucks, tractors and trailers to customers, principally in the U.S., Canada and the U.K.; Supply Chain Solutions (SCS), which provides comprehensive supply chain consulting and lead logistics management solutions throughout North America and in Latin America, Europe and Asia; and Dedicated Contract Carriage (DCC), which provides vehicles and drivers as part of a dedicated transportation solution in North America.
      Financial information relating to each of our business segments is included in the notes to consolidated financial statements as part of Item 8 of this report.
INDUSTRY AND OPERATIONS

Fleet Management Solutions
      Over the last several years, many key trends have been reshaping the transportation industry, particularly the $56 billion private commercial fleet market and the $25 billion U.S. commercial fleet lease and rental market. Commercial vehicles have become more complicated requiring companies to spend a significant amount of time and money to keep up with new technology, diagnostics, retooling and training. Because of increased demand for convenience, speed and reliability, companies that own and manage their own fleet of vehicles have put greater emphasis on the quality of their preventive maintenance and safety programs. Finally, new regulatory requirements such as regulations covering diesel emissions and the number of off-duty rest hours a driver must take (hours of service regulations) have placed additional administrative burdens on private fleet owners.
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
      For the fiscal year ended December 31, 2004, our global FMS business accounted for 64% of our third-party revenues. Our FMS customers in the U.S. range from small businesses to large national enterprises. These customers operate in a wide variety of industries, the most significant of which include beverage, newspaper, grocery, lumber and wood products, home furnishings and metal. At December 31, 2004, we had a U.S. fleet of approximately 137,800 commercial trucks, tractors and trailers leased or rented through 719 locations in 48 states and Puerto Rico.
      Our domestic FMS business is divided into 7 regions: Northeast, Mid-South, Gulf States, East Central, Midwest, Southwest and West. Each region is divided into 7 to 12 customer business units (CBU) and each CBU contains 7 to 15 branch offices. A branch office typically consists of a maintenance facility or “shop,” offices for sales and other personnel, and in many cases, a commercial rental counter. Our maintenance facilities typically include a service island for refueling, safety inspections and preliminary maintenance checks as well as a shop for preventive maintenance and repairs.
      Full Service Leasing. We target leasing customers that would benefit from outsourcing their fleet management function or upgrading their fleet without having to dedicate a significant amount of their own capital. Under a typical full service lease, we provide the vehicles, programmed maintenance, supplies and related equipment necessary for operation of the vehicles while our customers furnish and supervise their own drivers and dispatch and exercise control over the vehicles. However, our leasing experts will assess a customer’s situation and, after considering the size of the customer, residual risk, balance sheet treatment and other factors, will tailor a leasing program that best suits the customer’s needs. Once we have agreed on a leasing program, we acquire vehicles and components that are custom engineered to the customer’s requirements and lease the vehicles to the customers for periods generally ranging from three to seven years. Because we purchase a large number of vehicles from a limited number of manufacturers, we are able to leverage our buying power as well as provide a cost effective alternative to maintaining their own fleet of vehicles. We also offer our leasing customers the additional fleet support services described below. At December 31, 2004, we leased approximately 101,800 vehicles under full service leases in the U.S. At December 31, 2004, we had more than 11,300 full service lease customer accounts in the U.S.
      Commercial Rental. We target rental customers that have a need to supplement their private fleet of vehicles on a short-term basis (typically from less than one month up to one year in length) either because of seasonal increases in their business or discrete projects that require additional transportation resources. Our rental representatives assist our customers in selecting a vehicle that satisfies the customer’s needs and supervise the rental process, which includes execution of a rental agreement and a vehicle inspection. In addition to vehicle rental, we offer our rental customers liability insurance coverage under our existing policies and the benefits of our comprehensive fuel services program. Our commercial rental fleet also provides additional vehicles to our full service lease customers to handle their peak or seasonal business needs. At December 31, 2004 a fleet of approximately 36,000 vehicles, ranging from heavy-duty tractors and trailers to light-duty trucks, was available for commercial short-term rental in the U.S. The rental fleet’s average age was 4.3 years. The utilization rate of the rental fleet during fiscal year 2004 was approximately 77%.
      Programmed Maintenance. Our programmed maintenance customers typically include our full service lease customers as well as customers that want to utilize our extensive network of maintenance facilities and trained technicians to maintain the vehicles they own or lease from third parties, usually a bank or other financial institution. The Ryder Programmed Maintenance service offering is designed to reduce vehicle downtime through preventive/predictive maintenance based on vehicle type and driving habits, vehicle repair including parts and labor, 24-hour emergency roadside service and replacement vehicles for vehicles that are temporarily out of service. These vehicles are typically serviced at our own facilities. However, based on the size and complexity of a customer’s fleet, we may operate an on-site maintenance facility, or captive shop, at the customer’s location. At December 31, 2004, we had 1,400 programmed maintenance customer accounts in the U.S.
      Fleet Support Services. In order to capitalize on our large base of lease customers, we are continuously expanding our fleet support service offerings. Currently we offer the following fleet support services:

Service	Description

Insurance	Liability insurance coverage under Ryder’s insurance program which includes monthly invoicing, discounts based on driver performance and vehicle specifications, flexible deductibles and claims administration; gap insurance; fleet risk assessment

Safety	Establishing safety standards; providing safety training, driver certification, prescreening and road tests; safety audits; instituting procedures for transport of hazardous materials; coordinating drug and alcohol testing; loss prevention consulting

Fuel	Fuel purchasing (both in bulk and at the pump) at competitive prices; fuel planning; fuel tax reporting; centralized billing; fuel cards

Administrative	Vehicle use and other tax reporting; permitting and licensing; regulatory compliance (including hours of service administration)

Environmental management	Storage tank monitoring; stormwater management; environmental training; ISO 14001 certification

      Used Vehicles. We typically sell our used vehicles at one of our 49 sales centers throughout North America, at Ryder branch locations or through our website at www.Usedtrucks.Ryder.com. Before we offer any used vehicle for sale, our technicians assure that it is Road Ready, which means that the vehicle has passed a 43-point performance inspection based on specifications formulated through the Ryder Programmed Maintenance program. Although we typically sell our used vehicles for prices in excess of book value, the extent to which we are able to realize a gain on the sale of used vehicles is dependent upon various factors including the general state of the used vehicle market, the age and condition of the vehicle at the time of its disposal and depreciation rates with respect to the vehicle.
      FMS Business Strategy. Our FMS business strategy revolves around the following interrelated goals and priorities:

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

Supply Chain Solutions
      The global supply chain logistics market is estimated to be $200 billion. Several key trends are affecting the market for third party logistics services. Logistics customers are increasingly focused on logistic solutions that leverage information to enhance operating and financial performance demanding more costly IT-based services, including warehouse and transportation management systems, shipment tracking and web-enabled communications systems. Because increased customer expectations, expansion into advanced service offerings and globalization require a more productive and meaningful relationship between logistics providers and their customers, there is an increased emphasis on effective management and relationship processes. Finally, the importance of creating value for logistics customers through operating performance, cost management and service delivery has created a need for innovative broad-based solutions that include a network of service providers.
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
      For the fiscal year ended December 31, 2004, our SCS business accounted for 26% of our revenues. At December 31, 2004, we had 135 SCS customer accounts in the U.S., most of which are large enterprises that maintain large, complex supply chains. These customers operate in a variety of industries including automotive, electronics, high-tech, telecommunications, industrial, aerospace, consumer goods, paper and paper products, office equipment, food and beverage, and general retail industries.
      Unlike our FMS operations, which are managed through a network of regional offices, CBUs and branch offices, most of our core SCS business operations in the U.S. revolve around our customers’ supply chain and are strategically located to maximize efficiencies and reduce costs. These SCS facilities are typically leased. Along with those core customer specific locations, we also concentrate certain logistics expertise in locations not associated with specific customer sites. For example, Ryder’s carrier procurement, contract management and freight bill audit and payment services groups operate out of our carrier management center in Ann Arbor, Michigan and our transportation optimization and execution groups operate out of our logistics centers in Farmington Hills, Michigan and Ft. Worth, Texas, respectively.
      We are awarded a significant portion of our SCS business through requests for proposals or RFP processes. Many companies that maintain elaborate supply chain networks, including many of our existing customers, submit an RFP with respect to all or a portion of their supply chain. A team of SCS operations and logistics design specialists as well as representatives from our finance, real estate and information technology departments will formulate a bid that includes a proposed supply chain solution as well as pricing information. The bid may include one or more of the following SCS services.
      Professional Services. Our SCS business offers a variety of consulting services that support every aspect of a customer’s supply chain. Our SCS experts are available to evaluate a customer’s existing supply chain to identify inefficiencies, as well as opportunities for integration and improvement. Once the assessment is complete, we work with the customer to develop a supply chain strategy that will create the most value for the customer and their target clients. Once a customer has adopted a supply chain strategy, a team of SCS logistics experts and representatives from our information technology, real estate, finance and transportation management groups work together to design a strategically focused supply chain solution. The solution may include both a distribution plan that sets forth the number, location and function of each distribution facility and a transportation solution that sets forth the mode or modes of transportation and route selection. In addition to providing the distribution and transportation expertise necessary to implement the supply chain solution, our SCS representatives can coordinate and manage all aspects of the customer’s supply chain provider network to assure consistency, efficiency and flexibility. We also provide transportation consulting services to our SCS customers, which allow us to leverage the expertise and resources of our FMS business.
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
      Transportation Solutions. Our SCS business offers services relating to all aspects of a customer’s transportation network. Our team of transportation experts provides shipment planning and execution, which include shipment consolidation, load scheduling and delivery confirmation through a series of technological and web-based solutions. Our transportation consultants, in conjunction with our Ryder freight brokerage department, focus on carrier procurement of all modes of transportation, rate negotiation and freight bill audit and payment services. In addition, our SCS business provides customers as well as our FMS and DCC businesses with capacity management services that are designed to create load-building opportunities and minimize excess capacity.

      SCS Business Strategy. Our SCS business strategy revolves around the following interrelated goals and priorities:

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

Dedicated Contract Carriage
      The U.S. dedicated contract carriage market is estimated to be $8 billion. This market is affected by many of the trends that impact our FMS business such as the increased cost associated with purchasing and maintaining a fleet of vehicles. The administrative burden relating to regulations issued by the Department of Transportation (DOT) regarding driver screening, training and testing as well as record keeping and other costs associated with the new hours of service requirements make our DCC product an attractive alternative to private fleet management. In addition, market demand for just-in-time delivery creates a need for well-defined routing and scheduling plans that are based on comprehensive asset utilization analysis and fleet rationalization studies.
      Through our DCC business segment, we combine the equipment, maintenance and administrative services of a full service lease with additional services to provide a customer with a dedicated transportation solution that is designed to increase their competitive position, improve risk management and integrate their transportation needs with their overall supply chain. Such additional services include driver hiring and training, routing and scheduling, fleet sizing, safety, regulatory compliance, risk management, technology and communication systems support including on-board computers, and other technical support. These additional services allow us to address on behalf of our customers the labor issues associated with maintaining a private fleet of vehicles, such as driver turnover, government regulation, including hours of service regulations, DOT audits and workers compensation.
      Our DCC consultants examine and assess the customer’s transportation needs. In order to customize an appropriate DCC transportation solution for our customers, our DCC logistics specialists perform a transportation analysis using advanced logistics planning and operating tools. Based on this analysis, they formulate a distribution plan that includes the routing and scheduling of vehicles, the efficient use of vehicle capacity and overall asset utilization. The goal of the plan is to create a distribution system that optimizes freight flow while meeting a customer’s service goals. A team of DCC transportation specialists can then implement the plan by leveraging the resources, expertise and technological capabilities of both our FMS and SCS businesses.
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
      Because it is highly customized, our DCC product is particularly attractive to companies that operate in industries that have time-sensitive deliveries or special handling requirements, such as newspapers and refrigerated products, as well as to companies whose distribution system involves multiple stops within a closed loop highway route.

      For the fiscal year ended December 31, 2004, our DCC business accounted for 10% of our revenues. At December 31, 2004, we had 227 DCC customer accounts in the U.S. Although a significant portion of our DCC operations are located at customer facilities, our DCC business utilizes and benefits from our extensive network of FMS facilities.
      DCC Business Strategy. Our DCC business strategy revolves around the following interrelated goals and priorities:

•	align our DCC and SCS businesses to create revenue opportunities and improve operating efficiencies in both segments, particularly through increased backhaul utilization;

•	increase market share for customers that operate closed loop distribution systems that require a more comprehensive transportation solution;

•	leverage the expertise and resources of our FMS business; and

•	expand our DCC support services to create customized transportation solutions for new customers and improve the solutions we have created for existing customers.

International
      In addition to our operations in the U.S., we have FMS and SCS operations in Canada, Latin America, Europe and Asia. We have made it a goal to expand our international operations by leveraging our domestic product offerings and customer base.
      Canada. We have been operating in Canada for over 40 years. Our FMS operations in Canada include full service leasing, commercial rental and programmed maintenance. We also offer fleet support services such as insurance, fuel services and compliance services. At December 31, 2004, we had a fleet of approximately 10,700 commercial trucks, tractors and trailers leased or rented through 42 locations throughout 8 Canadian provinces. At December 31, 2004, we leased vehicles to over 1,200 full service lease customer accounts in Canada.
      Our Canadian SCS operations also include a full range of services including lead logistics management services and distribution and transportation solutions. Given the proximity of this market to our U.S. operations, the Canadian operations are highly coordinated with their U.S. counterparts, managing cross-border transportation and freight movements. At December 31, 2004, we had 55 SCS customer accounts in Canada.
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
      At December 31, 2004, we had a fleet of approximately 12,500 commercial trucks, tractors and trailers leased or rented through 36 locations throughout the U.K. and Germany. We also manage a network of over 450 independent maintenance facilities in the U.K. to serve our customers where we are unable to provide service in a Ryder managed location. In addition to our typical FMS operations, we also supply and manage vehicles, equipment and personnel for military organizations in the U.K. and Germany. At December 31, 2004, we leased vehicles to over 1,100 full service lease customer accounts in the U.K. and Germany.
      Our European operations include a complete range of service offerings including lead logistics management services, distribution and transportation solutions, and logistics consulting and design services. In addition, we operate a comprehensive shipment, planning and execution system through our European transportation management services center located in Düsseldorf, Germany. At December 31, 2004, we had 23 SCS customer accounts in Europe.

      Latin America. We began operating in Mexico, Brazil and Argentina in the mid-1990s. In all of these markets we offer a full range of SCS services, including managing distribution operations and cross-docking terminals, and designing and managing customer specific transportation solutions. In our Argentina and Brazil operations, we also offer international transportation services for freight moving between these markets, including transportation, backhaul and customs procedure management. Our Mexican operations also manage more than 2,700 border crossings each week between Mexico and the U.S., often highly integrated with our domestic distribution and transportation operations. At December 31, 2004, we had 113 SCS customer accounts in Latin America.
      Asia. We began operating in Asia in 2000 through our acquisition of Ascent Logistics. Although our Asian operations are headquartered in Singapore, we also provide logistics and consulting services in China via our Shanghai office and coordinate logistics activities in countries such as Thailand, India, Malaysia, Australia and New Zealand. We offer a wide range of SCS services to customers in the region, including management of distribution operations, domestic transportation management, coordination, scheduling and management of international freight movement, postponement, bundling and other customization activities, and procurement. At December 31, 2004, we had 79 SCS customer accounts in Asia.

E-Commerce Solutions
      As part of the services provided by our FMS, SCS and DCC business segments, we have developed the following e-commerce solutions:

•	e-Fulfillment — provides end-to-end management of the fulfillment channel from order entry to final delivery, including web-enabled inventory visibility, transportation planning/management, value-added services and reverse logistics;

•	Ryder.com — includes a range of web-enabled tools that allow SCS and DCC customers to access information and enhance supply chain performance;

•	RyderTrac/ RyderShip/ RyderFlow — web-enabled shipment tracking system;

•	RyderFleetProducts.com — after market distributor of a complete range of truck parts, shop supplies, safety products and automotive products for private fleets;

•	Usedtrucks.Ryder.com — listing of Road Ready used vehicles for sale from Ryder’s extensive fleet including maintenance histories; and

•	RyderSafetyServices.com — after market distributor of a complete range of safety products and services related to fleet management.

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

Regulation
      Our business is subject to regulation by various federal, state and foreign governmental entities. The DOT and various state agencies exercise broad powers over certain aspects of our business, generally governing such activities as authorization to engage in motor carrier operations, safety and financial reporting. We are also subject to a variety of requirements of national, state/provincial and local governments, including the Environmental Protection Agency and the Occupational Safety and Health Administration, that regulate safety, the management of hazardous materials, water discharges and air emissions, solid waste disposal and the release and cleanup of regulated substances. We may also be subject to licensing and other requirements imposed by the U.S. Department of Homeland Security and U.S. Customs Service as a result of increased focus on homeland security and air C-TPAT certification. We may also become subject to new or more restrictive regulations imposed by these agencies, or other authorities relating to engine exhaust emissions, drivers’ hours of service, security and ergonomics.
      The Environmental Protection Agency has issued regulations that require progressive reductions in exhaust emissions from diesel engines from 2007 through 2010. Beginning in October 2002, new diesel engines were required to meet new emissions limits. Some of these regulations require subsequent reductions in the sulfur content of diesel fuel beginning in June 2006 and the introduction of emissions after-treatment devices on newly manufactured engines and vehicles beginning with the model year 2007.

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
      In addition, our safety department develops driver safety and training programs such as hours of service, driving ethics, security and hazmat transport in order to promote safety, customer relations, service standards and productivity. All of our drivers must meet or exceed DOT qualifications. Our safety department updates driver qualification files at least annually to maintain compliance with DOT regulations.

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
      Our FMS and DCC business segments compete with companies providing similar services on a national, regional and local level. Regional and local competitors may sometimes provide services on a national level through their participation in various cooperative programs. Competitive factors include price, equipment, maintenance, service and geographical coverage and, with respect to DCC, driver and operations expertise. We compete with other finance lessors and also to an extent, particularly in the U.K., with a number of truck and trailer manufacturers who provide truck and trailer leasing, extended warranty maintenance, rental and other transportation services. Value-added differentiation of the full service truck leasing, truck rental and contract truck maintenance service and DCC offerings has been, and will continue to be, our emphasis.
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

Employees
      At December 31, 2004, we had approximately 26,300 full-time employees worldwide, of which 22,000 were employed in North America, 2,300 in Latin America, 1,650 in Europe and 350 in Asia. We have approximately 19,900 hourly employees in the United States, approximately 3,200 of which are organized by labor unions. These employees are principally represented by the International Brotherhood of Teamsters, the International Association of Machinists and Aerospace Workers and the United Auto Workers, and their wages and benefits are governed by 97 labor agreements that are renegotiated periodically. None of the businesses in which we currently engage have experienced a material work stoppage, slowdown or strike and we consider that our relationship with our employees is good.
EXECUTIVE OFFICERS OF THE REGISTRANT
      All of the executive officers of Ryder were elected or re-elected to their present offices either at or subsequent to the meeting of the Board of Directors held on May 7, 2004 in conjunction with Ryder’s 2004 Annual Shareholders’ Meeting. They all hold such offices, at the discretion of the Board of Directors, until their removal, replacement or retirement.

Name	Age	Position

Gregory T. Swienton	55	Chairman, President and Chief Executive Officer
Robert D. Fatovic	39	Executive Vice President, General Counsel and Corporate Secretary
Art A. Garcia	43	Vice President and Controller
Gregory F. Greene	45	Senior Vice President, Strategic Planning and Development
Bobby J. Griffin	56	Executive Vice President, International Operations
Gregory E. Hyland	54	Executive Vice President, U.S. Fleet Management Solutions
Tracy A. Leinbach	45	Executive Vice President and Chief Financial Officer
Vicki A. O’Meara	47	Executive Vice President and Chief of Corporate Operations
Thomas S. Renehan	42	Senior Vice President, Asset Management, Sales and Marketing
Robert E. Sanchez	39	Senior Vice President and Chief Information Officer
Anthony G. Tegnelia	59	Executive Vice President, U.S. Supply Chain Solutions
Jennifer E. Thomas	42	Senior Vice President and Chief Human Resources Officer
      Gregory T. Swienton has been Chairman since May 2002, President since June 1999 and Chief Executive Officer since November 2000. Before joining Ryder, Mr. Swienton was Senior Vice President of Growth Initiatives of Burlington Northern Santa Fe Corporation (BNSF) and before that Mr. Swienton was BNSF’s Senior Vice President, Coal and Agricultural Commodities Business Unit.
      Robert D. Fatovic has served as Executive Vice President, General Counsel and Corporate Secretary since May 2004. He previously served as Senior Vice President, U.S. Supply Chain Operations, High-Tech and Consumer Industries from December 2002 to May 2004. Mr. Fatovic joined Ryder’s law department in 1994 as assistant division counsel and has held various positions within the law department including Vice President and Deputy General Counsel.
      Art A. Garcia has served as Vice President and Controller since February 2002. Previously, Mr. Garcia served as Group Director, Accounting Services, from September 2000 to February 2002 and from April 2000 to June 2000. Mr. Garcia was Chief Financial Officer of Blue Dot Services, Inc., a national provider of heating and air conditioning services, from June 2000 to September 2000. Mr. Garcia served as Director, Corporate Accounting, for Ryder from April 1998 to April 2000. Mr. Garcia joined Ryder in December 1997 as Senior Manager, Corporate Accounting.

      Gregory F. Greene has served as Senior Vice President, Strategic Planning and Development, since April 2003. He previously served as Senior Vice President, Global Talent Management, from March 2002 to April 2003. Mr. Greene joined Ryder in August 1993 as Manager of Executive and International Compensation and has since held various positions. Prior to joining Ryder, Mr. Greene served as Director of Human Resources for Sunglass Hut, Inc.
      Bobby J. Griffin has been Executive Vice President, International Operations since January 2003. Previously, Mr. Griffin served as Executive Vice President, Global Supply Chain Operations since March 2001. Prior to this appointment, Mr. Griffin was Senior Vice President, Field Management West from January 2000 to March 2001. Mr. Griffin was Vice President, Operations of Ryder Transportation Services from 1997 to December 1999. Mr. Griffin also served Ryder as Vice President and General Manager of ATE Management and Service Company, Inc. and of Managed Logistics Systems, Inc. operating units of the former Ryder Public Transportation Services, positions he held from 1993 to 1997. Mr. Griffin was Executive Vice President, Western Operations of Ryder/ ATE from 1987 to 1993. He joined Ryder as Executive Vice President, Consulting of ATE in 1986 after Ryder acquired ATE Management and Service Company.
      Gregory E. Hyland has served as Executive Vice President, U.S. Fleet Management Solutions since October 2004. He previously served as President of the Industrial Products Segment for Textron, Inc. from February 2002 to August 2003 and as Chairman and Chief Executive Officer of Textron Golf, Turf and Specialty Products from January 2001 to January 2002. From September 1997 to December 2000, Mr. Hyland served as President of the Engineered Products Group, Flow Control Division of Tyco International.
      Tracy A. Leinbach has been Executive Vice President and Chief Financial Officer since March 2003. Ms. Leinbach served as Executive Vice President, Fleet Management Solutions, from March 2001 to March 2003; Senior Vice President, Sales and Marketing from September 2000 to March 2001; and she was Senior Vice President Field Management from July 2000 to September 2000. Ms. Leinbach also served as Managing Director-Europe of Ryder Transportation Services from January 1999 to July 2000 and previously she had served Ryder Transportation Services as Senior Vice President and Chief Financial Officer from 1998 to January 1999, Senior Vice President, Business Services from 1997 to 1998, and Senior Vice President, Purchasing and Asset Management for six months during 1996. From 1985 to 1996, Ms. Leinbach held various financial positions in Ryder subsidiaries.
      Vicki A. O’Meara has been Executive Vice President and Chief of Corporate Operations since May 2004. Prior to that, Ms. O’Meara served as Executive Vice President and General Counsel from June 1997 and as Corporate Secretary from February 1998. Prior to joining Ryder, Ms. O’Meara was a partner with the Chicago office of the law firm Jones Day. Previously, she held a variety of positions with the federal government including service as Assistant Attorney General for the Environmental and Natural Resources Division of the Department of Justice, Deputy General Counsel of the Environmental Protection Agency and in the Office of White House Counsel.
      Thomas S. Renehan has served as Senior Vice President, Asset Management, Sales and Marketing since March 2004. He previously served as Senior Vice President, Asset Management from December 2002 to March 2004 and as Vice President, Asset Management from June 2001 to December 2002. Prior to heading Asset Management, Mr. Renehan served as Vice President, Fleet Management Solutions in the Southwest Region from January 2000 to June 2001. Mr. Renehan joined Ryder in October 1985 and has held various positions with Ryder since that time.
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
      Jennifer E. Thomas has served as Senior Vice President and Chief Human Resources Officer, since November 2004. She previously served as Senior Vice President of Operations and practice leader for Organizational Counseling with Right Management Consultants. From 2000 to 2002 she served as the Senior Vice President of Human Resources for Burger King Corporation. Prior to Burger King, Ms. Thomas served as Vice President of Human Resources for Republic Industries, Inc. from 1998 to 2000.
FURTHER INFORMATION
      For further discussion concerning our business, see the information included in Items 7 and 8 of this report. Industry and market data used throughout Item 1 was obtained through a compilation of surveys and studies conducted by industry sources, consultants and analysts.
      We make available free of charge through our website at www.ryder.com our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.
      In addition, our Corporate Governance Guidelines, Principles of Business Conduct (including our Finance Code of Conduct), and Board committee charters are posted on the Corporate Governance page of our website at www.ryder.com.
ITEM 2. PROPERTIES
      Our properties consist primarily of vehicle maintenance and repair facilities, warehouses and other real estate and improvements.
      We maintain 953 FMS locations in the United States, Puerto Rico and Canada; we own approximately 450 of these facilities and lease the remaining facilities. Our FMS locations generally include a repair shop, fuel service island and administrative offices.
      We also maintain 156 locations in the United States and Canada in connection with our domestic SCS and DCC businesses. Almost all of our SCS locations are leased and generally include a warehouse and administrative offices.
      We maintain 72 international locations (locations outside of the United States and Canada) for our international businesses. These locations are in the U.K., Ireland, Germany, Poland, Mexico, Argentina, Brazil, China, Malaysia and Singapore. The majority of these locations are leased and generally include a repair shop, warehouse and administrative offices.
      On May 18, 2004, we sold our 400,000 square-foot corporate headquarters facility located on a 46.5-acre site. Ryder is currently leasing the property from the purchaser until our new headquarters facility is available in April 2005. We will lease our new 250,000 square-foot headquarters building located within a few miles of Ryder’s existing facility in Miami, Florida. Our decision to sell our current headquarters facility and relocate to a smaller headquarters building arose from the need for a more cost-effective and efficient office space that reflects the business requirements of Ryder today and in the future.

ITEM 3. LEGAL PROCEEDINGS
      Our subsidiaries are involved in various claims, lawsuits and administrative actions arising in the course of our businesses. Some involve claims for substantial amounts of money and/or claims for punitive damages. While any proceeding or litigation has an element of uncertainty, management believes that the disposition of such matters, in the aggregate, will not have a material impact on our consolidated financial condition, results of operations or liquidity.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      There were no matters submitted to a vote of our security holders during the quarter ended December 31, 2004.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Ryder Common Stock Prices

	Stock Price		Dividends per
			Common
	High	Low	Share

2004
First quarter	$38.99	33.61	0.15
Second quarter	40.93	35.13	0.15
Third quarter	47.14	37.92	0.15
Fourth quarter	55.55	46.21	0.15

Full year	$55.55	33.61	0.60

2003
First quarter	$23.94	20.26	0.15
Second quarter	27.34	20.00	0.15
Third quarter	31.26	23.10	0.15
Fourth quarter	34.65	28.14	0.15

Full year	$34.65	20.00	0.60

      Our common shares are listed on the New York Stock Exchange. At January  31, 2005, there were 11,906 common stockholders of record and our stock price on the New York Stock Exchange was $45.55.

Purchases of Equity Securities
      The following table provides information with respect to purchases we made of our common stock during the three months ended December 31, 2004 and total repurchases:

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number	Average Price	as Part of Publicly	Shares That May Yet
	of Shares	Paid per	Announced	Be Purchased Under
	Purchased(1),(2)	Share	Program(1)	the Program(1)

		(Shares in thousands)
October 1 through October 31, 2004	175,755	$47.88	170,214	2,467,786
November 1 through November 30, 2004	156,138	51.31	154,000	2,313,786
December 1 through December 31, 2004	262,917	51.60	168,000	2,145,786

Total	594,810	$50.43	492,214	2,145,786

(1)	In July 2004, we announced a two-year share repurchase program providing for the repurchase of up to 3.5 million shares of our common stock. Under the program, we have purchased in open-market transactions a total of 1,354,214 shares of our common stock at December 31, 2004, a portion of which was purchased through a 10b5-1 trading plan.

(2)	During the three months ended December 31, 2004, we purchased an aggregate of 492,214 shares of our common stock as part of our share repurchase program and an aggregate of 102,596 shares of our common stock in employee-related transactions outside of the share repurchase program. Employee-related transactions include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ withholding tax liability associated with our stock-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plan relating to investments by employees in our common stock, one of the investment options available under the plan.

ITEM 6. SELECTED FINANCIAL DATA

	Years ended December 31

	2004	2003	2002	2001	2000

	(Dollars in thousands, except per share amounts)
Operating Data:
Revenue	$5,150,278	4,802,294	4,776,265	5,006,123	5,336,792
Earnings before accounting changes(1)	$215,609	135,559	112,565	18,678	89,032
Net earnings(1),(2)	$215,609	131,436	93,666	18,678	89,032

Per Common Share Data:
Earnings before accounting changes — Diluted(1)	$3.28	2.12	1.80	0.31	1.49
Net earnings — Diluted(1),(2)	$3.28	2.06	1.50	0.31	1.49
Cash dividends	$0.60	0.60	0.60	0.60	0.60
Book value(3)	$23.48	20.85	17.75	20.24	20.86

Financial Data:
Total asset	$5,637,933	5,287,664	4,766,982	4,927,161	5,474,923
Average assets	$5,459,600	4,964,880	4,845,689	5,156,489	5,691,121
Return on average assets(%)	3.9	2.6	1.9	0.4	1.6
Average asset turnover(%)	94.3	96.7	98.6	97.1	93.8
Total debt	$1,783,216	1,815,900	1,551,468	1,708,684	2,016,980
Long-term debt	$1,393,666	1,449,489	1,389,099	1,391,597	1,604,242
Shareholders’ equity(3)	$1,510,188	1,344,385	1,108,215	1,230,669	1,252,708
Debt to equity(%)(3)	118	135	140	139	161
Average shareholders’ equity(3)	$1,412,039	1,193,850	1,246,068	1,242,543	1,225,910
Return on average shareholders’ equity(%) (3)	15.3	11.0	7.5	1.5	7.3
Net cash provided by operating activities	$883,034	811,302	614,703	356,671	1,022,967
Capital expenditures	$1,091,582	733,577	582,217	704,566	1,296,218

Other Data:
Average common shares — Diluted (in thousands)	65,671	63,871	62,587	60,665	59,759
Number of vehicles — Owned and leased	164,400	160,200	161,400	170,100	176,300
Number of employees	26,300	26,700	27,800	29,500	33,100

Note:	Certain prior year amounts have been reclassified to conform to the current year presentation.

(1)	Earnings include restructuring and other (recoveries) charges, net of $(11) million after-tax, or $(0.17) per diluted common share in 2004, $2 million after-tax, or $0.04 per diluted common share in 2002, $81 million after-tax, or $1.34 per diluted common share in 2001 and $26 million after-tax, or $0.44 per diluted common share in 2000. Earnings also include goodwill and intangible amortization totaling $12 million after-tax, or $0.19 per diluted common share in 2001 and $10 million after-tax, or $0.17 per diluted common share in 2000. In addition, earnings include net income tax benefits of $9 million, or $0.14 per diluted common share in 2004, associated with developments in various tax matters and $7 million, or $0.11 per diluted common share in 2001, as a result of a change in Canadian tax law that reduced deferred taxes of our Canadian operations.

(2)	Net earnings for 2003 include the cumulative effect of a change in accounting principle for (i) variable interest entities resulting in an after-tax charge of $3 million, or $0.05 per diluted common share and (ii) costs associated with eventual retirement of long-lived assets primarily relating to components of revenue earning equipment resulting in an after-tax charge of $1 million, or $0.02 per diluted common share. Net earnings for 2002 include the cumulative effect of a change in accounting principle for goodwill resulting in an after-tax charge of $19 million, or $0.30 per diluted common share.

(3)	Shareholders’ equity at December 31, 2004, 2003 and 2002 reflects after-tax equity charges of $189 million, $187 million and $229 million, respectively, related to the accrual of additional minimum pension liability.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our consolidated financial statements and related notes contained in Item 8 of this report on Form 10-K.
OVERVIEW
      Our business is divided into three business segments: our Fleet Management Solutions (FMS) business segment provides leasing, commercial rental and programmed maintenance of commercial trucks, tractors and trailers to customers, principally in the U.S., Canada and the U.K.; our Supply Chain Solutions (SCS) business segment provides comprehensive supply chain consulting and lead logistics management solutions throughout North America and in Latin America, Europe and Asia; and our Dedicated Contract Carriage (DCC) business segment provides vehicles and drivers as part of a dedicated transportation solution in North America. We operate in extremely competitive markets. Our customers select us based on numerous factors including service quality, price, technology and service offerings. As an alternative to using our services, customers may also choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors. Our customer base includes governments and enterprises operating in a variety of industries including automotive, electronics, high-tech, telecommunications, manufacturing, aerospace, consumer goods, paper and paper products, office equipment, food and beverage, and general retail industries.
      Over the past several years we have made significant transformations in our business, addressing many of the fundamental business processes throughout the organization. From 2000 to 2003, we reduced our cost structure and strengthened our balance sheet in order to deliver long-term results to our shareholders and also to make Ryder more competitive in the marketplace. In 2004, we continued this transformation by demonstrating earnings leverage through profitable growth. During 2004, we were successful in growing revenue in our transaction businesses and through strategic acquisitions in our FMS business.
      As discussed in more detail throughout our MD&A, during 2004:

•	Net earnings increased 64% to $216 million compared with $131 million in 2003. After-tax earnings in 2004 benefited from gains on the sale of our headquarters complex of $15 million and net income tax benefits of $9 million associated with developments in various tax matters. Excluding these items, the earnings improvement was driven by the positive impact of FMS acquisitions, improved FMS commercial rental performance, higher gains on FMS used vehicle sales, lower pension costs, and reductions in operating expenses stemming from cost management and process improvement actions.

•	Total revenue increased 7% to $5.2 billion compared with 2003 due to the growth in FMS. During 2004, FMS revenue was positively impacted by acquisitions and higher rental revenue resulting from better pricing and increased activity. Revenue comparisons for 2004 were also favorably impacted by increased FMS fuel services revenue primarily as a result of higher average fuel prices, and foreign currency exchange rate changes related to our international operations.

•	We continued to target strategic opportunities in FMS. In March, Ryder completed the acquisition of Ruan Leasing Company for $148 million. This acquisition enabled us to leverage our existing infrastructure within FMS and drive profitable growth. We also completed two acquisitions related to FMS at the end of 2003.

•	Capital expenditures increased to $1.1 billion compared with $734 million in 2003. The increase in capital expenditures was due primarily to increased activity in our full service lease business for both new and replacement vehicles.

•	Our debt to equity ratio declined to 118% from 135% in 2003. Total obligations to equity ratio declined to 129% from 146% in 2003. The decline in our leverage ratios was driven by our reduced funding needs as a result of improved operating performance and higher proceeds from sales of property and revenue earning equipment.

•	The IRS proposed adjustments related to our 1998 to 2000 tax period which were resolved in February 2005. See Note 11, “Income Taxes,” in the Notes to Consolidated Financial Statements.
ITEMS AFFECTING COMPARABILITY BETWEEN PERIODS

FMS Acquisitions
      On March 1, 2004, we completed an asset purchase agreement with Ruan Leasing Company (Ruan) under which we acquired Ruan’s fleet of approximately 6,400 vehicles, 37 of its 111 service locations and more than 500 customers. Ryder also acquired full service contract maintenance agreements covering approximately 1,700 vehicles. Effective December 31, 2003, we also acquired substantially all the assets of General Car and Truck Leasing System (General), a major privately held commercial truck leasing, maintenance and rental company, including General’s fleet of approximately 4,200 vehicles, 15 of its 34 service locations and more than 700 customers. The combined networks operate under Ryder’s name and allow us to leverage our existing U.S. infrastructure in key markets while adding new infrastructure to strengthen our presence in targeted areas of the Midwest, Southeast, Mid-Atlantic and Southwest. The results of these acquisitions have been included in the consolidated results of Ryder since the dates of acquisitions.

Accounting Changes
      As discussed in Note 1, “Summary of Significant Accounting Policies — Consolidation of Variable Interest Entities,” in the Notes to Consolidated Financial Statements, effective July 1, 2003, Ryder consolidated three variable interest entities (VIEs) in connection with the adoption of the Financial Accounting Standards Board’s Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities” (as revised by FIN 46-R issued December 2003). The consolidated VIEs were established as part of previous sale-leaseback transactions of revenue earning equipment in which Ryder sold revenue earning equipment to special-purpose entities and then leased the revenue earning equipment back as lessee under operating lease arrangements. In connection with the sale-leaseback transactions executed in the form of vehicle securitizations and a synthetic leasing arrangement, we provided credit enhancements and residual value guarantees that obligated Ryder to absorb the majority of the expected losses from such entities, if any are realized. Therefore, FIN 46 required that these entities be consolidated. The consolidation of the VIEs did not have a significant impact on our consolidated net earnings; however, reported depreciation expense, equipment rental and interest expense were impacted by the consolidation of the VIEs. In addition, both net cash provided by operating activities and our free cash flow measure increased in 2004 and 2003 due to the add-back of depreciation expense on the VIEs’ revenue earning equipment and net cash used in financing activities also increased due to principal payments on VIEs’ debt.

CONSOLIDATED RESULTS

	Years ended December 31

	2004	2003	2002

	(In thousands, except per share
	amounts)
Earnings before income taxes and cumulative effect of changes in accounting principles(1)	$331,122	212,475	175,883
Provision for income taxes(2)	115,513	76,916	63,318

Earnings before cumulative effect of changes in accounting principles(1),(2)	$215,609	135,559	112,565

Per diluted common share	$3.28	2.12	1.80
Net earnings(1),(2),(3)	$215,609	131,436	93,666
Per diluted common share	$3.28	2.06	1.50
Weighted-average shares outstanding — Diluted	65,671	63,871	62,587

(1)	Results include restructuring and other (recoveries) charges, net of $(11) million after-tax, or $(0.17) per diluted common share, in 2004 and $2 million after-tax, or $0.04 per diluted common share, in 2002. See Note 4, “Restructuring and Other (Recoveries) Charges, Net,” in the Notes to Consolidated Financial Statements for additional discussion.

(2)	2004 includes a net income tax benefit of $9 million, or $0.14 per diluted common share, associated with developments in various tax matters. See Note 11, “Income Taxes,” in the Notes to Consolidated Financial Statements for additional discussion.

(3)	Net earnings for 2003 include the cumulative effect of a change in accounting principle for (i) variable interest entities resulting in an after-tax charge of $3 million, or $0.05 per diluted common share, and (ii) costs associated with eventual retirement of long-lived assets primarily relating to components of revenue earning equipment resulting in an after-tax charge of $1 million, or $0.02 per diluted common share. Net earnings for 2002 include the cumulative effect of a change in accounting principle for goodwill resulting in an after-tax charge of $19 million, or $0.30 per diluted common share.
     Earnings before income taxes and the cumulative effect of changes in accounting principles increased 56% to $331 million in 2004 compared with 2003. Earnings before income taxes in 2004 benefited from gains on the sale of our headquarters complex of $24 million. Net earnings in 2004 benefited from after-tax gains on the sale of our headquarters complex of $15 million, or $0.23 per diluted common share, and a net income tax benefit of $9 million, or $0.14 per diluted common share, associated with developments in various tax matters. Excluding these items, the earnings improvement in 2004 was driven by the positive impact of FMS acquisitions, increased FMS rental pricing and utilization, higher gains on FMS used vehicle sales, lower pension costs, and reductions in operating expenses stemming from cost management and process improvement actions. The earnings growth rate in 2004 exceeded the related earnings per share growth rate because the average number of shares outstanding increased 3% over prior year reflecting the impact of stock issuances under employee stock option and stock purchase plans.
      Earnings before income taxes and the cumulative effect of changes in accounting principles increased 21% to $212 million in 2003 compared with 2002. The increase in earnings was due to reductions in operating expenses stemming from cost management and process improving actions, improved SCS operating performance, better FMS rental pricing, and the impact of favorable exchange rate fluctuations. These earnings increases were partially offset by an increase in annual pension expense that principally impacted our FMS business segment, which employs the majority of the employees that participate in our primary U.S. pension plan. See “Operating Results by Business Segment” for further discussion of operating results for the past three years.

	Years ended December 31

	2004	2003	2002

	(In thousands)
Revenue:
Fleet Management Solutions	$3,602,839	3,231,675	3,183,022
Supply Chain Solutions	1,354,003	1,362,428	1,388,299
Dedicated Contract Carriage	506,100	514,731	517,961
Eliminations	(312,664)	(306,540)	(313,017)

Total	$5,150,278	4,802,294	4,776,265

      Total revenue increased 7% to $5.2 billion in 2004 compared with 2003. During 2004, FMS revenue was positively impacted by acquisitions and higher rental revenue resulting from a larger fleet, better pricing and increased activity. FMS acquisitions contributed approximately $177 million for the year ended December 31, 2004. Revenue comparisons were also impacted by increased FMS fuel services revenue primarily as a result of higher average fuel prices, and favorable movements in foreign currency exchange rates related to our international operations. Our businesses realize minimal changes in profitability as a result of higher fuel services revenue as these generally reflect costs that are passed through to our customers. Total revenue included a favorable foreign currency exchange impact of 1.6% due to the strengthening of the British pound and the Canadian dollar. These increases were partially offset by reduced FMS full service lease revenue on our U.S. base business (excluding acquisitions) and the non-renewal of certain customer contracts in our SCS and DCC business segments.
      Total revenue increased 1% to $4.8 billion in 2003 compared with 2002. Comparisons were impacted by increased FMS fuel services revenue as a result of higher average fuel prices. During 2003, FMS was negatively impacted by continued softness in the U.S. economy resulting in reduced full service lease and programmed maintenance demand, as well as the impact of some ancillary business not renewed. These decreases were partially offset by improved commercial rental revenue due to higher pricing. SCS revenue decreased in 2003 compared with 2002 as a result of volume reductions combined with the non-renewal of certain customer contracts. Revenue comparisons were favorably impacted by changes in foreign currency exchange rates and expanded business in Canada, Latin America and Asia. Total revenue included a favorable foreign currency exchange impact of 1.1% due to the strengthening of the British pound and the Canadian dollar offset partially by the weakness of certain Latin American currencies.

	Years ended December 31

	2004	2003	2002

	(In thousands)
Operating expense	$2,305,703	2,039,156	1,949,384
Percentage of revenue	45%	42%	41%
      Operating expense increased 13% to $2.3 billion in 2004 compared with 2003. The increase was principally a result of increases in fuel costs due to higher average fuel prices in 2004. Operating expense was also impacted by higher maintenance costs resulting from a larger and older vehicle fleet and added operating costs attributed to the FMS acquisitions. Operating expense increased 5% to $2.0 billion in 2003 compared with 2002. The increase was principally a result of increases in fuel costs due to higher average fuel prices in 2003. Operating expense was also impacted by higher maintenance costs as a result of an older fleet, offset by a reduction in overhead spending from ongoing cost management actions.

	Years ended December 31

	2004	2003	2002

	(In thousands)
Salaries and employee-related costs	$1,233,038	1,242,930	1,268,704
Percentage of revenue	24%	26%	27%
      Salaries and employee-related costs decreased 1% to $1.2 billion in 2004 compared with 2003. The decrease was primarily a result of lower pension expense and lower headcount in our SCS and DCC business segments caused by the non-renewal of certain contracts, offset in part by higher performance-based incentive compensation. Average headcount decreased 3% in 2004 compared with 2003. The number of employees at December 31, 2004 decreased 1% to approximately 26,300, compared with 26,700 at December 31, 2003.
      Pension expense decreased $19 million in 2004 to $63 million compared with 2003 and principally impacted FMS. The decrease in pension expense is primarily attributable to the U.S. pension plan and reflects the positive impact of higher actual pension asset returns in 2003. We expect pension expense on a pre-tax basis to decrease to approximately $58 million in 2005. Our 2005 pension expense estimates are subject to change based upon the completion of actuarial analysis for all pension plans. See “Critical Accounting Estimates” for further discussion on pension accounting estimates. The anticipated decrease in pension expense would primarily impact our FMS business segment.
      Salaries and employee-related costs decreased 2% to $1.2 billion in 2003 compared with 2002. The decrease was a result of headcount reductions, which offset higher pension expense. Average headcount decreased 6% in 2003 compared with 2002 reflecting the non-renewal of certain customer contracts, the impact of cost management actions and reduced volumes across all business segments.

	Years ended December 31

	2004	2003	2002

	(In thousands)
Freight under management expense	$426,739	414,284	414,369
Percentage of revenue	8%	9%	9%
      Freight under management (FUM) expense represents subcontracted freight costs on logistics contracts for which Ryder purchases transportation. FUM expense increased 3% to $427 million in 2004 compared with 2003. During 2004, FUM expense in our SCS business segment increased due to the impact of added transportation management-based business and higher average pricing on subcontracted freight costs resulting from increased fuel costs. The volume declines experienced in our SCS business during 2004 were principally attributed to non-transportation based activities. FUM expense was flat in 2003 compared with 2002 as the net volume declines experienced in our SCS business during 2003 was principally attributed to non-transportation management activity.

	Years ended December 31

	2004	2003	2002

	(In thousands)
Depreciation expense	$706,028	624,580	552,491
Gains on vehicle sales, net	(34,504)	(15,780)	(14,223)
Equipment rental	108,468	200,868	343,531
      Depreciation expense relates primarily to FMS revenue earning equipment. Depreciation expense increased 13% to $706 million in 2004 compared with 2003. The growth in depreciation expense during 2004 reflected the consolidation of VIEs effective July 1, 2003 (approximately $40 million), the impact of vehicles added as part of the recent FMS acquisitions, the conversion of leased units to owned status as a result of lease extensions and the replacement of expiring leased units with owned units. See discussion on FMS in “Operating Results by Business Segment” for further detail on vehicle counts. Depreciation expense increased 13% to $625 million in 2003 compared with 2002. Although the overall fleet size (owned and leased) declined 3% during 2003, depreciation expense grew because of an increase in the average number of owned (compared with leased) revenue earning equipment units as a result of the consolidation of VIEs effective July 1, 2003 (approximately $40 million), the conversion of leased units to owned status on lease extensions and the replacement of expiring leased units with owned units.
      Gains on vehicle sales, net increased 119% to $35 million in 2004 compared with 2003 and 11% to $16 million in 2003 compared with 2002. The increases in gains on vehicle sales were due to increases in the number of FMS unit sales of owned vehicles and improvements in the average pricing on vehicles sold over the preceding periods.
      We periodically review and adjust residual values, reserves for guaranteed lease termination values and useful lives of revenue earning equipment based on current and expected operating trends and projected realizable values. See “Critical Accounting Estimates” for further discussion on depreciation and residual value guarantees. While we believe that the carrying values and estimated sales proceeds for revenue earning equipment are appropriate, there can be no assurance that a deterioration in economic conditions or adverse changes to expectations of future sales proceeds will not occur, resulting in losses on disposal.
      Equipment rental primarily consists of rental costs on revenue earning equipment in FMS. Equipment rental costs decreased 46% to $108 million in 2004 compared with 2003. The significant decrease in 2004 was due to a reduction in the average number of leased vehicles (compared with owned) resulting from the consolidation of VIEs effective July 1, 2003 (approximately $50 million), the conversion of leased units to owned status as a result of lease extensions and the replacement of expiring lease units with owned units. Equipment rental costs decreased 42% to $201 million in 2003 compared with 2002. The decrease was due to a reduction in the average number of leased vehicles (compared with owned) resulting from the consolidation of VIEs effective July 1, 2003 (approximately $50 million), term extensions and an overall decline in fleet size, which principally impacted equipment under lease.

	Years ended December 31

	2004	2003	2002

	(In thousands)
Interest expense	$100,114	96,169	91,718
Percentage of revenue	2%	2%	2%
      Interest expense increased 4% to $100 million in 2004 compared with 2003. The increase in interest expense reflects higher average debt levels, including debt of consolidated VIEs. Excluding interest expense from consolidated VIEs, comparisons for 2004 were favorably impacted by overall lower market interest rates and reduced effective interest rates as a result of hedging transactions, which principally benefited FMS. Interest expense increased 5% to $96 million in 2003 compared with 2002. The increase in interest expense reflects the impact of interest expense of approximately $10 million on debt of VIEs consolidated effective July 1, 2003, partially offset by overall lower market interest rates and reduced effective interest rates as a result of hedging transactions, which principally benefited FMS.

	Years ended December 31

	2004	2003	2002

	(In thousands)
Miscellaneous income, net	$(8,754)	(12,158)	(9,808)
      Miscellaneous income, net decreased to $9 million in 2004 compared with 2003. Miscellaneous income, net decreased because of the elimination of servicing fee income related to certain VIEs. Prior to the consolidation of VIEs effective July 1, 2003, miscellaneous income, net included fee income related to administrative services provided to vehicle lease trusts in connection with vehicle securitization transactions. As a result of consolidating the vehicle securitization trusts, we no longer recognize service fee income.
      Miscellaneous income, net increased to $12 million in 2003 compared with 2002. During 2003, miscellaneous income, net was favorably impacted from a $2 million gain on sale of a facility in our European FMS operations, better market performance of investments classified as trading securities used to fund certain benefit plans and lower losses on the sale of trade receivables related to the decreased use of our revolving receivables financing program. These positive factors were partially offset by the elimination of servicing fee income related to the vehicle lease trusts.

	Years ended December 31

	2004	2003	2002

	(In thousands)
Restructuring and other (recoveries) charges, net	$(17,676)	(230)	4,216
      Restructuring and other (recoveries) charges, net in 2004 relate primarily to $24 million in gains from properties sold in connection with the relocation of our headquarters complex. During 2004 we also recorded other charges related to the termination of certain services covered by an information technology contract. In accordance with the terms of the services agreement, Ryder notified the information technology services provider of its intent to terminate certain services and recorded charges totaling $8 million for contract termination ($6 million) and transition costs incurred since termination ($2 million). By December 31, 2004, all transition activities were completed and we expect future cost reductions associated with the termination of these services to benefit our results starting in 2005.
      Restructuring and other (recoveries) charges, net were $(0.2) million in 2003. During 2003, Ryder approved a plan to eliminate approximately 140 positions as a result of on-going cost management and process improvement actions in Ryder’s FMS and SCS business segments and Central Support Services (CSS). The charge related to these actions included severance and employee-related costs totaling $6 million. These charges were offset by the settlement of a commercial dispute pertaining to prior billings with an information technology vendor, gains on sales of owned facilities identified for closure in prior restructuring charges, and reversals of severance and employee-related costs associated with prior restructuring charges.
      Restructuring and other (recoveries) charges, net were $4 million in 2002. During the fourth quarter of 2002, Ryder approved a plan to eliminate approximately 140 positions as a result of cost management actions principally in our SCS business segment and CSS, which were substantially finalized at December 31, 2002. The charge related to these actions included severance and employee-related costs totaling $7 million. These charges were offset by net gains on sales of owned facilities identified for closure in prior restructuring charges, reversals of severance and employee-related costs associated with prior restructuring charges and the final settlement of insurance reserves attributed to a previously sold business.
      See Note 4, “Restructuring and Other (Recoveries) Charges,” in Notes to Consolidated Financial Statements for further discussion.

	Years ended December 31

	2004	2003	2002

	(In thousands)
Provision for income taxes	$115,513	76,916	63,318
Effective tax rate	34.9%	36.2%	36.0%
      The 2004 effective tax rate reflects the completion of the audit of our federal income tax returns for the 1995 to 1997 period, partially offset by provisions made for loss contingencies related to recent developments in the audit of our federal income tax returns for the 1998 through 2000 period. The net effect of these items was an increase in net earnings of $9 million.

OPERATING RESULTS BY BUSINESS SEGMENT

	Years ended December 31

	2004	2003	2002

	(In thousands)
Revenue:
Fleet Management Solutions	$3,602,839	3,231,675	3,183,022
Supply Chain Solutions	1,354,003	1,362,428	1,388,299
Dedicated Contract Carriage	506,100	514,731	517,961
Eliminations	(312,664)	(306,540)	(313,017)

Total	$5,150,278	4,802,294	4,776,265

NBT:
Fleet Management Solutions	$312,706	194,940	214,692
Supply Chain Solutions	37,079	40,064	(7,485)
Dedicated Contract Carriage	29,450	35,259	32,113
Eliminations	(32,728)	(33,586)	(34,636)

	346,507	236,677	204,684
Unallocated Central Support Services	(33,061)	(24,432)	(24,585)
Restructuring and other recoveries (charges), net	17,676	230	(4,216)

Earnings before income taxes and cumulative effect of changes in accounting principles	$331,122	212,475	175,883

      We define the primary measurement of our segment financial performance as “Net Before Tax” (NBT) which includes an allocation of CSS and excludes restructuring and other recoveries (charges), net. CSS represents those costs incurred to support all of our business segments, including sales and marketing, human resources, finance, corporate services, shared management information systems, customer solutions, health and safety, legal and communications. The objective of the NBT measurement is to provide clarity on the profitability of each of our business segments and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. In 2004, we changed our methodology of allocating sales support costs between FMS and DCC segments and allocating insurance related costs between FMS, SCS and DCC segments. Accordingly, 2003 and 2002 segment NBT measures have been adjusted to provide the retroactive effect of these changes.
      Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included within the unallocated overhead remaining within CSS are the costs for investor relations, corporate communications, public affairs and certain executive compensation. See Note 22, “Segment Reporting,” in the Notes to Consolidated Financial Statements for a description of how the remainder of CSS costs is allocated to the business segments.
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

      The following table sets forth equipment contribution included in NBT for our SCS and DCC segments:

	Years ended December 31

	2004	2003	2002

	(In thousands)
Equipment Contribution:
Supply Chain Solutions	$14,971	15,319	15,454
Dedicated Contract Carriage	17,757	18,267	19,182

Total	$32,728	33,586	34,636

      Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

Fleet Management Solutions

	Years ended December 31

	2004	2003	2002

	(In thousands)
Full service lease and programmed maintenance	$1,896,041	1,791,478	1,795,254
Commercial rental	590,984	490,864	458,355
Other	313,616	308,606	346,770

Dry revenue(1)	2,800,641	2,590,948	2,600,379
Fuel services revenue	802,198	640,727	582,643

Total revenue	$3,602,839	3,231,675	3,183,022

Segment NBT	$312,706	194,940	214,692

Segment NBT as a % of total revenue	8.7%	6.0%	6.7%

Segment NBT as a % of dry revenue(1)	11.2%	7.5%	8.3%

(1)	We use dry revenue, a non – GAAP financial measure, to evaluate the operating performance of our FMS business segment and as a measure of sales activity. Fuel services revenue, which is directly impacted by fluctuations in market fuel prices, is excluded from our dry revenue computation, as fuel is largely a pass-through to customers for which we realize minimal changes in profitability as a result of fluctuations in fuel services revenue.

2004 versus 2003
      FMS total revenue increased 11% to $3.6 billion in 2004 compared with 2003. Fuel services revenue increased 25% to $802 million primarily as a result of higher average fuel prices and higher volumes attributed to recent acquisitions. Dry revenue (revenue excluding fuel) increased 8% to $2.8 billion in 2004 compared with 2003. FMS acquisitions contributed approximately $177 million of revenue in 2004. FMS total revenue and dry revenue comparisons for 2004 also benefited from favorable foreign currency exchange rates. FMS total revenue included a favorable foreign currency exchange impact of 1.6%.
      Full service lease and programmed maintenance revenue increased 6% to $1.9 billion in 2004 compared with 2003 primarily from acquisitions that added approximately 7,000 vehicles to our lease fleet. Comparisons were also favorably impacted by higher revenue in Canada and the U.K. as a result of favorable foreign currency exchange rates and higher volumes. These increases were partially offset by reduced full service lease revenue on our base U.S. business (excluding acquisitions) as a result of weak leasing demand in 2003 and flat net sales in 2004. In 2005, we expect growth in full service lease and programmed maintenance revenue due to recent sales activity and continued emphasis on initiatives aimed at generating new sales.
      Commercial rental revenue increased 20% to $591 million in 2004 compared with 2003. Commercial rental revenue increased as a result of higher rental pricing and utilization in each of our markets and a larger fleet size. Commercial rental revenue in 2004 also benefited from revenue contributions attributed to the recent acquisitions. U.S. rental fleet utilization increased to 77% in 2004 compared with 72% in 2003. In the U.S., pure rental revenue (total revenue less rental revenue related to units provided to full service lease customers), which accounts for over half of the U.S. commercial rental business, increased 14% to $269 million in 2004 compared with $235 million in 2003 due to stronger pricing and increased rental activity. Lease customer revenue primarily represents rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations. In the U.S., lease customer revenue increased 29% to $224 million in 2004 compared with the prior year. Rental statistics presented are for the U.S. fleet, which generates more than 80% of total commercial rental revenue. We expect commercial rental revenue comparisons to continue to improve in 2005 based on the increases in rental transactions, improved pricing discipline and an overall larger commercial rental fleet.
      Other FMS revenue, which consists of trailer rentals, other maintenance and repairs services and ancillary revenue to support product lines, increased 2% to $314 million in 2004 compared with 2003. Other revenue increased due primarily to higher trailer utilization and higher overall volumes. We expect modest improvements in 2005 due to recent increases in U.S. activity.
      FMS NBT increased 60% to $313 million in 2004 compared with 2003. The increase was driven by the acquisitions that allowed us to leverage our existing infrastructure, improved commercial rental results from higher rental pricing and utilization, higher gains on disposal of used revenue earning equipment from stronger pricing and volume, and lower pension costs. The impact of these items was partially offset by lower full service lease and programmed maintenance revenue on our base business (excluding acquired contracts).

2003 versus 2002
      FMS total revenue increased 2% to $3.2 billion in 2003 compared with 2002. Revenue in 2003 was impacted by increases in fuel services revenue as a result of higher average fuel prices, particularly during the first half of 2003. Dry revenue totaling $2.6 billion remained unchanged in 2003 compared with 2002. In 2003, FMS total revenue and dry revenue also benefited from favorable foreign currency exchange rates. FMS total revenue included a favorable foreign currency exchange impact of 1.4%.
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
      Commercial rental revenue increased 7% to $491 million in 2003 compared with 2002 primarily as a result of stronger pricing throughout 2003. U.S. rental fleet utilization for 2003 of 72% was unchanged from 2002. Other FMS revenue decreased 11% to $309 million in 2003 compared with 2002 due primarily to the non-renewal of a customer contract to provide ancillary fleet services that expired at the end of the first quarter of 2003.
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

      Our fleet of owned and leased revenue earning equipment is summarized as follows (number of units rounded to the nearest hundred):

	December 31

Number of Units	2004	2003

By type:
Trucks	63,700	62,400
Tractors	51,700	48,900
Trailers	43,100	43,200
Other	5,900	5,700

Total	164,400	160,200

By product line:
Full service lease	119,700	118,900
Commercial rental	41,700	38,500
Service and other vehicles	3,000	2,800

Total	164,400	160,200

Owned(1)	157,000	150,200
Leased	7,400	10,000

Total	164,400	160,200

Full year average	164,300	160,000

(1)	Effective March 1, 2004, approximately 6,400 units were added to the fleet as part of the Ruan acquisition.
     The totals in the table above include the following non-revenue earning equipment (number of units rounded to the nearest hundred):

	December 31

Number of Units	2004	2003

Not yet earning revenue (NYE)	1,900	1,100
No longer earning revenue (NLE):
Units held for sale	4,800	5,000
Other NLE units	1,600	2,000

Total(1)	8,300	8,100

(1)	Non-revenue earning equipment for FMS operations outside the U.S. totaled approximately 1,500 vehicles in 2004 and 1,000 vehicles in 2003, which are not included above.
     NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NLE units represent vehicles held for sale, as well as vehicles for which no revenue has been earned in the previous 30 days. These vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. The number of NYE units increased during the year consistent with the anticipated higher level of new vehicles coming into the fleet for replacement lease equipment and new lease sales. We would expect this number to grow in 2005 as the volume of lease activity increases. In 2004, the number of other NLE units declined as a result of improved rental utilization.

Supply Chain Solutions

	Years ended December 31

	2004	2003	2002

	(In thousands)
U.S. operating revenue:
Automotive, aerospace and industrial	$425,103	419,655	439,489
High-tech and consumer industries	230,030	247,475	295,428
Transportation management	20,331	15,076	14,649

U.S. operating revenue	675,464	682,206	749,566
International operating revenue	261,479	270,316	228,206

Total operating revenue(1)	936,943	952,522	977,772
Freight under management (FUM) expense	417,060	409,906	410,527

Total revenue	$1,354,003	1,362,428	1,388,299

Segment NBT	$37,079	40,064	(7,485)

Segment NBT as a % of total revenue	2.7%	2.9%	(0.5%	)

Segment NBT as a % of operating revenue(1)	4.0%	4.2%	(0.8%	)

(1)	We use operating revenue, a non – GAAP financial measure, to evaluate the operating performance of our SCS business segment and as a measure of sales activity. FUM expense is deducted from total revenue to arrive at our operating revenue computation as FUM expense is largely a pass-through to customers. Ryder realizes minimal changes in profitability as a result of fluctuations in FUM expense.

2004 versus 2003
      SCS total revenue remained flat at $1.4 billion in 2004 compared with 2003. SCS total revenue included a favorable foreign currency exchange impact of 2%. Operating revenue (which excludes FUM) decreased 2% to $937 million in 2004 compared with 2003. U.S. and international operating revenue comparisons were negatively impacted by the non-renewal of certain customer contracts. Additionally, international operating revenue in 2003 included $21 million associated with an inventory procurement contract, the terms of which were favorably renegotiated in the first quarter of 2004 to eliminate inventory risk and required net revenue reporting on a prospective basis. The unfavorable operating revenue comparisons were partially offset by new contract start-ups and expansions in the U.S., Canada and Latin America and favorable foreign currency exchange rates. SCS operating revenue included a favorable foreign currency exchange impact of 1.6%. We are encouraged by recent sales activity and expect to convert more sales proposals into new contracts in 2005 by expanding sales efforts. As we enter 2005, we are watchful of economic indicators in the U.S. automotive sector, which currently suggest weaker volumes in the first half of 2005.
      SCS NBT decreased 7% to $37 million in 2004 compared with 2003. The decrease in SCS NBT for 2004 was due primarily to lower operating revenue. The impact of revenue declines during 2004 was partially offset by reduced overhead spending through continued profit improvement actions.

2003 versus 2002
      SCS total revenue decreased 2% to $1.4 billion in 2003 compared with 2002. Operating revenue decreased 3% to $953 million in 2003 compared with 2002. U.S. operating revenue decreased 9% in 2003 compared with 2002 as a result of reduced volume levels in some of our customer segments and the non-renewal of certain contracts. The revenue reductions in the U.S. were partially offset by increased volumes and expanded business in Canada, Latin America and Asia, as well as the favorable impact of exchange rates. SCS total and operating revenue included a favorable foreign currency exchange impact of 0.6% due to the strengthening of the British pound and the Canadian dollar offset partially by the weakness of certain Latin American currencies. International revenue comparisons were also favorably impacted by revenue from an inventory procurement contract that generated $21 million in revenue in 2003. In the first quarter of 2004, the terms of this contract were favorably renegotiated to eliminate inventory risk and required net revenue reporting on a prospective basis.
      SCS NBT improved to $40 million in 2003 compared with a deficit of $7 million in 2002. Despite lower operating revenue in 2003, SCS improved results were driven by numerous profit improvement actions implemented by management, which reduced overhead costs and improved global operating performance.

Dedicated Contract Carriage

	Years ended December 31

	2004	2003	2002

	(In thousands)
Operating revenue(1)	$496,421	510,353	514,119
Freight under management (FUM) expense	9,679	4,378	3,842

Total revenue	$506,100	514,731	517,961

Segment NBT	$29,450	35,259	32,113

Segment NBT as a % of total revenue	5.8%	6.8%	6.2%

Segment NBT as a % of operating revenue(1)	5.9%	6.9%	6.2%

(1)	We use operating revenue, a non – GAAP financial measure, to evaluate the operating performance of our DCC business segment and as a measure of sales activity. FUM expense is deducted from total revenue to arrive at our operating revenue computation as FUM expense is largely a pass-through to customers. Ryder realizes minimal changes in profitability as a result of fluctuations in FUM expense.

2004 versus 2003
      DCC revenue decreased 2% to $506 million in 2004 compared with 2003. DCC operating revenue decreased 3% to $496 million in 2004 compared with 2003. The revenue decrease was due to the non-renewal of certain customer contracts, partially offset by the pass-through of higher average fuel prices. NBT decreased 16% to $29 million in 2004 compared with 2003. The decrease in NBT for 2004 reflects the impact of lower revenue, increased driver costs and higher safety and insurance expenses partially offset by lower overhead spending. In 2005, we expect to complete the operational integration of our DCC business with our SCS organization. We expect this action along with the projected expansion of our SCS/ DCC sales organizations to accelerate revenue growth in 2005.

2003 versus 2002
      DCC total revenue decreased 1% to $515 million in 2003 compared with 2002. DCC operating revenue decreased 1% to $510 million in 2003 compared with 2002. Reduced volumes associated with customer contracts not renewed were partially offset by the pass-through of higher average fuel prices in 2003. NBT increased 10% to $35 million in 2003 compared with 2002. The increase in NBT for 2003 reflects decreased overhead spending and improved operating performance. These improvements were partially offset by the impact of customer contracts not renewed. Lower salaries and employee-related costs, sales and marketing costs, and insurance costs contributed to the lower overhead spending.

Central Support Services
      CSS expenses were as follows:

	Years ended December 31

	2004	2003	2002

	(In thousands)
Sales and marketing	$7,057	8,964	12,636
Human resources	13,982	18,000	21,151
Finance	56,136	55,180	58,498
Corporate services/public affairs	9,196	7,314	7,672
Information technology	69,457	78,084	89,092
Health and safety	8,303	8,199	9,192
Other	50,480	37,275	35,191

Total CSS	214,611	213,016	233,432
Allocation of CSS to business segments	(181,550)	(188,584)	(208,847)

Unallocated CSS	$33,061	24,432	24,585

2004 versus 2003
      Total CSS increased 1% to $215 million in 2004 compared with 2003. The increase in total CSS expenses during 2004 compared with 2003 was due to higher performance-based incentive compensation costs attributed to the improved overall performance. This increase was partially offset by on-going cost containment and process improvement actions, most notably in information technology (IT). Technology costs were lower in 2004 due primarily to reduced pricing on purchased IT services. Unallocated CSS expenses for 2004 were up largely due to Sarbanes-Oxley compliance costs that were not allocated to the business segments and higher performance-based incentive compensation. We expect reductions in CSS spending levels over the near term based on continuing cost containment and process improvement actions.

2003 versus 2002
      Total CSS decreased 9% to $213 million in 2003 compared with 2002. The decrease in total CSS expense was due to cost reductions across substantially all functional areas as a result of our continued cost management and process improvement actions, most notably in IT. Technology costs were lower in 2003 as a result of reduced pricing on purchased IT services and the impact of insourcing certain IT services during the first quarter of 2002.
FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows
      The following is a summary of our cash flows from operating, financing and investing activities:

	Years ended December 31

	2004	2003	2002

	(In thousands)
Net cash provided by (used in):
Operating activities	$883,034	811,302	614,703
Financing activities	(195,760)	(232,796)	(269,508)
Investing activities	(726,930)	(542,116)	(358,824)

Net cash flows from operations	$(39,656)	36,390	(13,629)

      A detail of the individual items contributing to the cash flow changes is included in the Consolidated Statements of Cash Flows.
      Cash provided by operating activities increased in 2004 compared with 2003 due primarily to improved operating performance and the add-back of depreciation expense attributed to VIEs that were consolidated effective July 1, 2003. The increase in cash from operating activities in 2003 compared with 2002 was primarily attributable to changes in the aggregate balance of trade receivables sold, improved operating performance and reduced working capital needs. This increase was partially offset by higher discretionary cash contributions to our defined benefit pension plans.
      Cash used in financing activities decreased in 2004 compared with 2003 as higher debt borrowings and proceeds from stock option exercises were partially offset by increased stock repurchases. Cash used in financing activities decreased in 2003 compared to 2002 due to lower debt payments and increased proceeds from stock option exercises. Debt levels in 2003 compared with 2002 were also impacted by the conversion of off-balance sheet obligations to debt attributed to VIEs consolidated effective July 1, 2003. Principal payments on consolidated VIE debt totaled $119 million in 2003.
      Cash used in investing activities increased in 2004 compared with 2003 due to higher capital expenditures and payments made in connection with FMS acquisitions. Capital expenditures increased in 2004 due to planned higher levels of vehicle replacements for equipment under lease to our customers and new lease sales. The increase in capital spending was partially offset by higher proceeds from the sale of used vehicles, the sale of our corporate headquarters complex and sale-leaseback transactions completed during the third quarter of 2004. Cash used in investing activities increased in 2003 compared with 2002 due to higher capital expenditures, primarily to refresh our commercial rental fleet. Additionally, 2003 investing activities reflect payments made in connection with FMS acquisitions.
      We manage our business to maximize operating cash flows and proceeds from the sale of revenue earning equipment as the principal sources of liquidity. We refer to the net amount of cash generated from operating activities (excluding changes in the aggregate balance of trade receivables sold) and investing activities as “free cash flow.” Although free cash flow is a non-GAAP financial measure, we consider it to be an important measure of comparative operating performance. We believe free cash flow provides investors with an important perspective on the cash available for debt service and for shareholders after making capital investments required to support ongoing business operations. Our calculation of free cash flow may be different from the calculation used by other companies and therefore comparability may be limited.
      The following table shows the sources of our free cash flow computation:

	Years ended December 31

	2004	2003	2002

	(In thousands)
Net cash provided by operating activities	$883,034	811,302	614,703
Changes in the aggregate balance of trade receivables sold	—	—	110,000
Collections on direct finance leases	63,795	61,368	66,489
Sales of property and revenue earning equipment	352,335	222,888	152,685
Sale and leaseback of revenue earning equipment	96,801	—	—
Purchases of property and revenue earning equipment	(1,091,582)	(733,577)	(582,217)
Acquisitions	(148,791)	(96,518)	—
Other, net	512	3,723	4,219

Free cash flow	$156,104	269,186	365,879

      Free cash flow decreased in 2004 compared with 2003 as higher capital spending and payments made in connection with FMS acquisitions offset better operating performance, higher proceeds from sales of used vehicles, the sale of our corporate headquarters complex and sale-leaseback transactions. Net cash provided by operating activities and free cash flow comparisons in the first half of 2004 were also positively impacted by the add-back of depreciation expense of approximately $40 million attributed to VIEs that were consolidated as a result of the adoption of FIN 46 on July 1, 2003. Free cash flow decreased in 2003 compared with 2002 as higher capital spending, including acquisitions, offset better operating performance and higher proceeds from sale of used vehicles. We expect free cash flow levels to decline in 2005 as a result of the increased capital spending requirements and increased income tax payments, including the payment made in connection with the audit of our federal income tax returns for the 1998 to 2000 tax period.
      Our FMS operations are capital intensive, characterized by significant investments primarily in vehicles (revenue earning equipment). Operating property and equipment expenditures primarily relate to FMS and SCS spending on items such as vehicle maintenance facilities and equipment, computer and telecommunications equipment, and warehouse facilities and equipment. The following is a summary of capital expenditures:

	Years ended December 31

	2004	2003	2002

	(In thousands)
Revenue earning equipment:(1)
Full service lease	$862,994	459,239	536,151
Commercial rental	241,858	219,880	20,177

	1,104,852	679,119	556,328
Operating property and equipment	59,767	46,011	43,973

Total capital expenditures	1,164,619	725,130	600,301
Changes in accounts payable related to purchases of revenue earning equipment	(73,037)	8,447	(18,084)

Cash paid for purchases of property and revenue earning equipment	$1,091,582	733,577	582,217

(1)	Capital expenditures exclude non-cash additions of approximately $54 million, $67 million and $67 million in 2004, 2003 and 2002, respectively, in assets held under capital leases resulting from the extension of existing operating leases and other additions.
     Capital expenditures increased in 2004 compared with 2003 due primarily to increased activity in our full service lease business for both new and replacement vehicles. Capital expenditures increased in 2003 compared with 2002 due to higher levels of vehicle replacements, primarily for the commercial rental fleet. Vehicle capital spending levels were relatively low in 2003 and 2002 as we focused efforts on extending leases with existing customers, redeploying surplus assets and right-sizing our fleet. As a result of our fleet age and anticipated higher levels of new sales activity, total capital expenditures are anticipated to increase to approximately $1.4 billion in 2005, including vehicle replacements of approximately $1.0 billion and spending for anticipated incremental growth of approximately $300 million. We expect to fund 2005 capital expenditures with both internally generated funds and additional financing.
      In March 2004, Ryder completed one acquisition related to the FMS segment. In the fourth quarter of 2003, Ryder completed two acquisitions related to the FMS segment. Total consideration paid for these acquisitions was $149 million in 2004 and $97 million in 2003. Approximately $13 million is due to the sellers at December 31, 2004 and will be paid, subject to holdback provisions set forth in the purchase agreements. No acquisitions were completed in 2002. We will continue to evaluate selective acquisitions in FMS, SCS and DCC in 2005.

Financing and Other Funding Transactions
      We utilize external capital to support growth in our asset-based product lines. The variety of financing alternatives available to fund our capital needs include long-term and medium-term public and private debt, asset-backed securities, bank term loans, leasing arrangements, bank credit facilities and commercial paper.

      The following table shows the movements in our debt balance:

	Years ended December 31

	2004	2003

	(In thousands)
Debt balance at January 1	$1,815,900	1,551,468

Cash-related changes in debt:
Net change in commercial paper borrowings	79,033	(2,500)
Proceeds from issuance of medium-term notes	135,000	80,000
Proceeds from issuance of other debt instruments	147,153	25,115
Retirement of medium-term notes	(72,000)	(75,500)
Other debt repaid, including capital lease obligations	(384,932)	(264,933)

	(95,746)	(237,818)

Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	(9,380)	(9,997)
Addition of capital lease obligations	54,094	66,861
Addition of variable interest entity debt	—	413,983
Changes in foreign currency exchange rates and other non-cash items	18,348	31,403

Total changes in debt	(32,684)	264,432

Debt balance at December 31	$1,783,216	1,815,900

      Our funding philosophy generally attempts to match the average remaining repricing life of our debt with the average remaining life of our assets. We utilize both fixed and variable rate debt to achieve this match and generally target a mix of 25-45% variable rate debt. The variable rate portion of our total obligations (including notional value of swap agreements) was 37% at December 31, 2004, compared with 32% at December 31, 2003.
      Ryder’s leverage ratios and a reconciliation of balance sheet debt to total obligations were as follows:

	December 31,	% to	December 31,	% to
	2004	Equity	2003	Equity

	(Dollars in thousands)
On-balance sheet debt	$1,783,216	118%	$1,815,900	135%
PV of minimum lease payments and guaranteed residual values under operating leases for equipment(1)	161,138		153,222

Total obligations	$1,944,354	129%	$1,969,122	146%

(1)	Present value does not reflect payments Ryder would be required to make if we terminated the related leases prior to the scheduled expiration dates.
     Debt to equity consists of balance sheet debt for the period divided by total equity. Total obligations to equity represents debt plus the present value of minimum lease payments and guaranteed residual values under operating leases for vehicles, discounted based on our incremental borrowing rate at lease inception, all divided by total equity. Although total obligations is a non-GAAP financial measure, we believe that total obligations is useful as it is a more complete measure of our existing financial obligations and helps better assess Ryder’s overall leverage position.
      The decrease in total obligations to equity ratio in 2004 was driven by our reduced funding needs as a result of improved operating performance and higher proceeds from sales of property and revenue earning equipment. Leverage ratios in 2004 were also impacted by the net increase in shareholders’ equity of $166 million resulting primarily from earnings net of common stock repurchases. We anticipate these ratios will increase in 2005 as a result of the expected increase in capital expenditures and higher income tax payments.
      Our ability to access unsecured debt in the capital markets is linked to both our short and long-term debt ratings. These ratings are intended to provide guidance to investors in determining the credit risk associated with particular Ryder securities based on current information obtained by the rating agencies from us or from other sources that such agencies consider to be reliable. Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets. A downgrade of Ryder’s debt rating below investment grade level would limit our ability to issue commercial paper. As a result, we would have to rely on other established funding sources described below.
      Our debt ratings at December 31, 2004 were as follows:

	Short-term	Long-term	Outlook

Moody’s Investors Service	P2	Baa1	Stable (June 2004)
Standard & Poor’s Ratings Services	A2	BBB	Positive (July 2003)
Fitch Ratings	F2	BBB+	Positive (January 2004)
      During May 2004, Ryder refinanced its $860 million credit facility with a new five-year $870 million global revolving credit agreement with a syndicate of lenders. The credit facility is used to finance working capital and provide support for the issuance of commercial paper. The credit facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at December 31, 2004). Foreign borrowings of $24 million were outstanding under the facility at December 31, 2004. At Ryder’s option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 15.0 basis points, which applies to the total facility of $870 million, and is based on Ryder’s current credit ratings. The credit facility contains no provisions restricting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, Ryder must maintain a ratio of debt to consolidated tangible net worth, as defined in the agreement, of less than or equal to 300%. The ratio at December 31, 2004 was 99%.
      During 2003, Ryder filed a universal shelf registration statement with the Securities and Exchange Commission to issue up to $800 million of available securities. Proceeds from debt issuances under the universal shelf registration statement are expected to be used for capital expenditures, debt refinancing and general corporate purposes.
      At December 31, 2004 Ryder had the following amounts available to fund operations under the aforementioned facilities:

(In millions)
Global revolving credit facility	$646
Shelf registration statement	665
      As of February 22, 2005, the amount available under the global revolving credit facility decreased to $408 million, primarily as a result of the payment made in connection with the resolution of our federal income tax audit for the 1998 to 2000 period. See Note 11, “Income Taxes” in the Notes to Consolidated Financial Statements for further discussion. We believe such facilities, along with other funding sources, will be sufficient to fund operations in 2005.

Off-Balance Sheet Arrangements
      We periodically enter into sale and leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors (e.g., regional banks, pension plans and insurance companies) and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions that are not deemed to be VIEs. In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense.
      During 2004, we completed two sale-leaseback transactions of revenue earning equipment with third-party financial institutions not deemed to be VIEs. Proceeds from the sale-leaseback transactions totaled $97 million. These leases contain limited guarantees by us of the residual values of the leased vehicles

(residual value guarantees) that are conditioned upon disposal of the leased vehicles prior to the end of their lease term. We did not enter into any sale-leaseback or vehicle securitization transactions during the years ended December 31, 2003 and 2002. See Note 12, “Leases,” in the Notes to Consolidated Financial Statements for additional information.
      Ryder participated in an agreement to sell with limited recourse trade receivables on a revolving and uncommitted basis. This agreement expired in December 2004. Under the program, Ryder sold receivables from time to time in order to fund operations, particularly when the cost of such sales was cost effective compared with other means of funding, notably, commercial paper. Losses on receivable sales and related costs associated with this program were $0.5 million, $0.5 million and $2 million in 2004, 2003 and 2002, respectively, and were included in “Miscellaneous income, net.”

Contractual Obligations and Commitments
      As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements, lease agreements and unconditional purchase obligations. The following table summarizes our expected future contractual cash obligations and commitments at December 31, 2004:

	2005	2006 - 2007	2008 - 2009	Thereafter	Total

	(In thousands)
Debt	$354,482	571,778	542,108	261,451	1,729,819
Capital lease obligations	35,068	18,181	148	—	53,397

Total debt	389,550	589,959	542,256	261,451	1,783,216

Interest on debt(1)	93,062	125,201	67,991	197,890	484,144
Operating leases(2)	106,326	145,434	63,246	77,494	392,500
Purchase obligations(3)	81,685	48,494	43,014	6,960	180,153

Total contractual cash obligations	281,073	319,129	174,251	282,344	1,056,797

Self-insurance obligations	97,822	90,777	33,664	43,443	265,706
Other long-term liabilities(4),(5)	—	18,855	1,454	16,859	37,168

Total	$768,445	1,018,720	751,625	604,097	3,142,887

(1)	Total debt matures at various dates through fiscal year 2025 and bears interest principally at fixed rates. Interest on variable rate debt is calculated based on the applicable rate at December 31, 2004. Amounts are based on existing debt obligations and do not consider potential refinancings of expiring debt obligations.

(2)	Represents future lease payments associated with vehicles, equipment and properties under operating leases. Amounts are based upon the assumption that the leased asset will remain on lease for the length of time specified by the respective lease agreements. No effect has been given to renewals, cancellations, contingent rentals or future rate changes.

(3)	The majority of our purchase obligations are pay-as-you-go transactions made in the ordinary course of business. Purchase obligations include agreements to purchase goods or services that are legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed minimum or variable price provisions; and the approximate timing of the transaction. The most significant items included in the above table are purchase obligations related to information technology services and vehicles. Purchase orders made in the ordinary course of business are excluded from the above table. Any amounts for which we are liable under purchase orders are reflected in our consolidated balance sheet as “Accounts payable” and “Accrued expenses.”

(4)	Represents other long-term liability amounts reflected in our consolidated balance sheets that have known payment streams. The most significant items included were derivative contracts, deferred compensation obligations and legal contractual obligations.

(5)	The amounts exclude our minimum funding requirements as set forth by ERISA and international regulatory bodies, which are $4 million in 2006. Our minimum funding requirements after 2006 are dependent on several factors. However, we estimate that the present value of required contributions over the next 5 years is approximately $80 million for the U.S. plan (assuming expected long-term rate of return realized and other assumptions remain unchanged). We also have payments due under our other postretirement benefit (OPEB) plans. These plans are not required to be funded in advance, but are pay-as-you-go. See further discussion in Note 19, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements.

Guarantees
      In the ordinary course of business, Ryder provides certain guarantees or indemnifications to third parties as part of certain lease, financing and sales agreements. Certain guarantees and indemnifications, whereby Ryder may be contingently required to make a payment to a third-party, are required to be disclosed even if the likelihood of payment is considered remote. At December 31, 2004, our maximum exposure under these guarantees was $26 million of which $3 million was recognized as a liability. See Note 15, “Guarantees,” in the Notes to Consolidated Financial Statements for additional information.

Pension Information
      At December 31, 2004, we have an accumulated net pension equity charge of $189 million (after-tax) in connection with the accrual of an additional minimum pension liability, up slightly as compared with $187 million (after-tax) at December 31, 2003 as discount rates and updates to our mortality estimates offset the appreciation in value of pension plan assets during the year. Total asset returns for our U.S. qualified pension plan (our primary plan) were 11% in 2004.
      The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. While we are not legally required to make a contribution to fund our U.S. pension plan until September 2006, we review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans. During 2004, total pension contributions, including our international plans, were approximately $70 million. After considering the 2004 contributions, the projected present value of estimated contributions for our U.S. plan that would be required over the next 5 years totals approximately $80 million (pre-tax). Changes in interest rates and the market value of the securities held by the plans during 2005 could materially change, positively or negatively, the underfunded status of the plans and affect the level of pension expense and required contributions in 2006 and beyond.

Share Repurchases and Cash Dividends
      In 2003, our Board of Directors authorized a two-year share repurchase program intended to mitigate, in part, the dilutive impact of shares issued under our various employee stock option and employee stock purchase plans. Under the program, shares of common stock were purchased in a dollar amount not to exceed the proceeds generated from the issuance of common stock to employees since January 1, 2003, up to $90 million. During the second quarter of 2004, we completed the share repurchase program. In 2004, we purchased and retired approximately 2.4 million shares at an aggregate cost of $87 million. In 2003, we purchased and retired 117,500 shares at an aggregate cost of $3 million.
      In July 2004, our Board of Directors authorized a new two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. Under this program, shares of common stock are purchased in an amount not to exceed the number of shares issued to employees since May 1, 2004, which totaled approximately 1.6 million shares at December 31, 2004. The program limits aggregate share repurchases to no more than 3.5 million shares of Ryder common stock. At December 31, 2004, we repurchased and retired approximately 1.4 million shares at an aggregate cost of $62 million. Management was granted the authority to establish a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the repurchase program.
      Cash dividend payments to shareholders of common stock were $39 million in 2004, $38 million in 2003 and $37 million in 2002. In February 2005, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock. The dividend reflects a $0.01 increase from the $0.15 quarterly cash dividend Ryder has paid since 1989.

Market Risk
      In the normal course of business, Ryder is exposed to fluctuations in interest rates, foreign currency exchange rates and fuel prices. We manage these exposures in several ways, including, in certain circumstances, the use of a variety of derivative financial instruments when deemed prudent. We do not enter into leveraged derivative financial transactions or use derivative financial instruments for trading purposes.
      Exposure to market risk for changes in interest rates relates primarily to debt obligations. Our interest rate risk management program objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. We manage our exposure to interest rate risk through the proportion of fixed-rate and variable-rate debt in the total debt portfolio. From time to time, we also use interest rate swap and cap agreements to manage our fixed rate and variable rate exposure and to better match the repricing of debt instruments to that of our portfolio of assets. See Note 14, “Financial Instruments and Risk Management,” in the Notes to Consolidated Financial Statements for further discussion on outstanding interest rate swap and cap agreements at December 31, 2004.
      At December 31, 2004, we had $1.1 billion of fixed-rate debt (excluding capital leases) with a weighted-average interest rate of 6.3% and a fair value of $1.2 billion, including the effects of interest rate swaps. A hypothetical 10% decrease or increase in the December 31, 2004 market interest rates would impact the fair value of our fixed-rate debt by approximately $37 million. At December 31, 2003, we had $1.1 billion of fixed-rate debt (excluding capital leases) with a weighted-average interest rate of 6.6% and a fair value of $1.2 billion, including the effects of interest rate swaps. A hypothetical 10% decrease or increase in the December 31, 2003 market interest rates would impact the fair value of our fixed-rate debt by approximately $48 million. We estimated the fair value of derivatives based on dealer quotations.
      At December 31, 2004, we had $607 million of variable-rate debt, including the effects of interest rate swaps, which effectively changed $285 million of fixed-rate debt instruments with a weighted-average interest rate of 6.7% to LIBOR-based floating rate debt at a current weighted-average interest rate of 4.6%. Changes in the fair value of the interest rate swaps are offset by changes in the fair value of the debt instruments and no net gain or loss is recognized in earnings. At December 31, 2004, the fair value of our interest rate swap agreements totaled $5 million. At December 31, 2003, we had $588 million of variable-rate debt, including the effects of interest rate swaps, which effectively changed $322 million of fixed-rate debt instruments with a weighted-average interest rate of 6.7% to LIBOR-based floating rate debt at a current weighted-average interest rate of 3.0%. The fair value of our interest rate swap agreements at December 31, 2003 totaled $14 million. A hypothetical 10% increase in market interest rates would impact 2005 pre-tax earnings by approximately $2 million.
      Exposure to market risk for changes in foreign currency exchange rates relates primarily to foreign operations’ buying, selling and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. We manage our exposure to foreign currency exchange rate risk related to our foreign operations’ buying, selling and financing in currencies other than local currencies by naturally offsetting assets and liabilities not denominated in local currencies. We also use foreign currency option contracts and forward agreements from time to time to hedge foreign currency transactional exposure. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries, since we generally have no near-term intent to repatriate funds from such subsidiaries. At December 31, 2004 and 2003, we had a $78 million cross-currency swap used to hedge our net investment in a foreign subsidiary and for which we recognized a liability equal to its fair value of $16 million and $9 million, respectively. At December 31, 2004, we also had forward foreign currency exchange contracts with an aggregate fair value of $0.1 million. The potential loss in fair value for such instruments from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $9 million and $7 million at December 31, 2004 and 2003, respectively. We estimated the fair values of derivatives based on dealer quotations.
      Exposure to market risk for fluctuations in fuel prices relates to a small portion of our service contracts for which the cost of fuel is integral to service delivery and the service contract does not have a mechanism to adjust for increases in fuel prices. At December 31, 2004, we had various fuel purchase arrangements in place to ensure delivery of fuel at market rates in the event of fuel shortages. We are exposed to fluctuations in fuel prices in these arrangements since none of the arrangements fix the price of fuel to be purchased. Increases and decreases in the price of fuel are generally passed on to our customers and have only a minor effect on profitability. We believe the exposure to fuel price fluctuations would not materially impact Ryder’s results of operations, cash flows or financial position.
ENVIRONMENTAL MATTERS
      The operations of Ryder involve storing and dispensing petroleum products, primarily diesel fuel, regulated under environmental protection laws. These laws require us to eliminate or mitigate the effect of such substances on the environment. In response to these requirements, we continually upgrade our operating facilities and implement various programs to detect and minimize contamination.
      Capital expenditures related to these programs totaled approximately $2 million in 2004, $1 million in 2003 and $1 million in 2002. We incurred environmental expenses of $10 million, $12 million and $10 million in 2004, 2003 and 2002, respectively, which included remediation costs as well as normal recurring expenses, such as licensing, testing and waste disposal fees. Based on current circumstances and the present standards imposed by government regulations, environmental expenses and related capitalized costs should not increase materially from 2004 levels in the near term.
      The ultimate cost of our environmental liabilities cannot presently be projected with certainty due to the presence of several unknown factors, primarily the level of contamination, the effectiveness of selected remediation methods, the stage of management’s investigation at individual sites and the recoverability of such costs from third parties. Based upon information presently available, we believe that the ultimate disposition of these matters, although potentially material to the results of operations in any single year, will not have a material adverse effect on Ryder’s financial condition or liquidity. See Note 20, “Environmental Matters” in the Notes to Consolidated Financial Statements for further discussion.
CRITICAL ACCOUNTING ESTIMATES
      The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions. Our significant accounting policies are described in the Notes to Consolidated Financial Statements. Certain of these policies require the application of subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates and assumptions are based on historical experience, changes in the business environment and other factors that we believe to be reasonable under the circumstances. Different estimates that could have been applied in the current period or changes in the accounting estimates that are reasonably likely, can result in a material impact on Ryder’s financial condition and operating results in the current and future periods. We periodically review the development, selection and disclosure of these critical accounting estimates with Ryder’s Audit Committee.
      The following discussion, which should be read in conjunction with the descriptions in the Notes to Consolidated Financial Statements, is furnished for additional insight into certain accounting estimates that we consider to be critical.
      Depreciation and Residual Value Guarantees: We periodically review and adjust the residual values and useful lives of revenue earning equipment of our FMS business segment as described in Note 1, “Summary of Significant Accounting Policies — Revenue Earning Equipment, Operating Property and Equipment and Depreciation,” and “Summary of Significant Accounting Policies — Residual Value Guarantees” in the Notes to Consolidated Financial Statements. Reductions in residual values (i.e., the price at which we ultimately expect to dispose of revenue earning equipment) or useful lives will result in an increase in depreciation expense over the life of the equipment. We review residual values and useful lives of revenue earning equipment on an annual basis or more often if deemed necessary for specific groups of our revenue earning equipment. Reviews are performed based on vehicle class, generally subcategories of trucks, tractors and trailers by weight and usage. We consider factors such as current and expected future market price trends on used vehicles, expected life of vehicles included in the fleet and extent of alternative uses for leased vehicles (e.g., rental fleet, and SCS and DCC applications). As a result, future depreciation expense rates are subject to change based upon changes in these factors. Based on the mix of revenue earning equipment at December 31, 2004, a 10% decrease in expected vehicle residual values would increase depreciation expense in 2005 by approximately $85 million.
      Ryder also leases vehicles under operating lease agreements. Certain of these agreements contain limited guarantees for a portion of the residual values of the equipment. Results of the reviews described above for owned equipment are also applied to equipment under operating lease. The amount of residual value guarantees expected to be paid is recognized as rent expense over the expected remaining term of the lease. At December 31, 2004, total liabilities for residual value guarantees of $6 million were included in “Accrued expenses” (for those payable in less than one year) and in “Other non-current liabilities.” While we believe that the amounts are adequate, changes to management’s estimates of residual value guarantees may occur due to changes in the market for used vehicles, the condition of the vehicles at the end of the lease and inherent limitations in the estimation process. Based on the existing mix of vehicles under operating lease agreements at December 31, 2004, a 10% decrease in expected vehicle residual values would increase rent expense in 2005 by approximately $3 million.
      Pension Plans: We apply actuarial methods to determine the annual net periodic pension expense and pension plan liabilities on an annual basis. Each December, we review actual experience compared with the more significant assumptions used and make adjustments to our assumptions, if warranted. In determining our annual estimate of periodic pension cost, we are required to make an evaluation of critical factors such as discount rate, expected long-term rate of return, expected increase in compensation levels, retirement rate and mortality. Discount rates are based upon a duration analysis of expected benefit payments and the equivalent average yield for high quality corporate fixed income investments as of our December 31 annual measurement date. For 2004, in order to provide a more accurate estimate of the discount rate relevant to our plan, we used models that match projected benefits payments of our primary U.S. plan to coupons and maturities from a hypothetical portfolio of high quality corporate bonds. This method resulted in a discount rate about 0.15% higher than our prior year method. Long-term rate of return assumptions are based on actuarial review of our asset allocation strategy and long-term expected asset returns. Investment management and other fees paid out of plan assets are factored into the determination of asset return assumptions. The rate of increase in compensation levels is reviewed with the actuaries based upon actual experience. Retirement rates are based primarily on actual plan experience, while standard actuarial tables are used to estimate mortality.
      Accounting guidance applicable to pension plans does not require immediate recognition of the effects of a deviation between these assumptions and actual experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted. Although this netting occurs outside the basic financial statements, disclosure of the net amount is presented as an unrecognized net actuarial gain or loss in Note 19, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements. We have an unrecognized loss of $371 million at the end of 2004 compared with a loss of $369 million at the end of 2003. The increase in the net actuarial loss in 2004 results from actuarial losses associated with a reduction in discount rates and updates to our mortality estimates, offset in part by assets earning a rate of return above the assumed rates and the amortization of the opening balance. A portion of the unrecognized actuarial loss will be amortized into earnings in 2005. The effect on years beyond 2005 will depend substantially upon the actual experience of our plans.
      Disclosure of the significant assumptions used in arriving at the 2004 net pension expense is presented in Note 19, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements. A sensitivity analysis of projected 2005 net pension expense to changes in key underlying assumptions for our primary plan, the U.S. pension plan, is presented below.

			Impact on 2005 Net
	Assumed Rate	Change	Pension Expense

Discount rate	5.90%	+/- 0.25%	-/+ $	4 million
Expected long-term rate of return on assets	8.50%	+/- 0.25%	-/+ $	2 million
Rate of increase in compensation levels	4.00%	+/- 0.50%	+/- $	1 million

      Self-Insurance Accruals: We use a variety of statistical and actuarial methods that are widely used and accepted in the insurance industry to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as frequency and severity of claims, claim development and payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. On an annual basis, third-party actuaries perform a separate analysis of our self-insurance accruals for reasonableness. Our estimates may be impacted by such factors as increases in the market price for medical services, unpredictability of the size of jury awards and limitations inherent in the estimation process. While we believe that self-insurance accruals are adequate, there can be no assurance that changes to our estimates may not occur. Based on self-insurance accruals at December 31, 2004, a 5% adverse change in actuarial claim loss estimates would increase operating expense in 2005 by approximately $12 million.
      Goodwill Impairment: We assess goodwill for impairment, as described in Note 1, “Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements, on an annual basis or more often if deemed necessary. To determine whether goodwill impairment indicators exist, we are required to assess the fair value of the reporting unit and compare it to the carrying value. A reporting unit is a component of an operating segment for which discrete financial information is available and management regularly reviews its operating performance. Our valuation of fair value for each reporting unit is determined based on a discounted future cash flow model. Estimates of future cash flows are dependent on our knowledge and experience about past and current events and assumptions about conditions we expect to exist. These assumptions are based on a number of factors including future operating performance, economic conditions and actions we expect to take. In addition to these factors, our SCS reporting units are dependent on several key customers or industry sectors. While we believe our estimates of future cash flows are reasonable, there can be no assurance that a deterioration in economic conditions, customer relationships or adverse changes to expectations of future performance will not occur, resulting in a goodwill impairment loss.
      In late 2003, a key customer contract of our SCS-U.K. reporting unit was not renewed which caused us to assess whether this event resulted in an impairment indicator. In light of the profitability of the customer account relative to the entire reporting unit, we did not consider it more likely than not that this event would result in a reduction of our SCS-U.K. reporting unit fair value below its carrying amount. Since that time, we have performed our annual impairment test for the SCS-U.K. reporting unit resulting in no goodwill impairment. There can be no assurance that a deterioration in the economic conditions, customer relationships or adverse changes to expectations of future performance of our SCS-U.K. reporting unit or any other reporting unit will not result in a goodwill impairment loss. At December 31, 2004, goodwill totaled $158 million, of which $14 million related to our SCS-U.K. reporting unit.
      Income Taxes: Ryder’s overall tax position is complex and requires careful analysis by management to estimate the expected realization of income tax assets and liabilities.
      Tax regulations require items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements is different than that reported in the tax return. Some of these differences are permanent, such as expenses that are not deductible on the tax return, and some are timing differences, such as depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years for which we have already recorded the tax benefit in the financial statements. We record a valuation allowance for deferred tax assets to reduce such assets to amounts expected to be realized. At December 31, 2004 and 2003, the deferred tax valuation allowance principally attributed to foreign tax loss carryforwards in the SCS business segment was $12 million and $10 million, respectively. In determining the required level of valuation allowance, we consider whether it is more likely than not that all or some portion of deferred tax assets will not be realized. This assessment is based on management’s expectations as to whether sufficient taxable income of an appropriate character will be realized within tax carryback and carryforward periods. Our assessment involves estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates. Should we change our estimate of the amount of deferred tax assets that we would be able to realize, an adjustment to the valuation allowance would result in an increase or decrease to the provision for income taxes in the period such a change in estimate was made.
      We are subject to tax audits in numerous jurisdictions in the U.S. and around the world. Tax audits by their very nature are often complex and can require several years to complete. In the normal course of business, we are subject to challenges from the Internal Revenue Service (IRS) and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. As part of our calculation of the provision for income taxes on earnings, we record the amount we expect to incur as a result of audits. Such accruals require management to make estimates and judgments with respect to the ultimate outcome of a tax audit. Actual results could vary materially from these estimates.
      In 2003, the IRS began auditing our federal income tax returns for the 1998 to 2000 tax period. Since November 2004, the IRS proposed adjustments that challenged certain of our tax positions taken in the years under audit and proposed penalties for the underpayment of tax. In February 2005, we resolved all issues with the IRS related to the 1998 to 2000 tax period, including interest and proposed penalties. In connection with the resolution of this audit, on February 22, 2005, we paid $176 million (after utilization of all available federal net operating losses and alternative minimum tax credit carry-forwards), including interest through the date of payment. The payment was funded through the issuance of commercial paper. The amount we paid is consistent with our accrual as of December 31, 2004, and is included in “Accrued expenses.”
      In 2005, the IRS began auditing our federal income tax returns for 2001 and 2002. We believe that Ryder has not entered into any other transactions since 2000 that raise the same type of issues identified by the IRS in its most recent audit.
NON-GAAP FINANCIAL MEASURES
      This Annual Report on Form 10-K includes information extracted from consolidated financial information but not required by generally accepted accounting principles (GAAP) to be presented in the financial statements. Certain of this information is considered “non-GAAP financial measures” as defined by SEC rules. Specifically, we refer to FMS dry revenue, FMS NBT as a % of dry revenue, SCS operating revenue, SCS NBT as a % of operating revenue, DCC operating revenue, DCC NBT as a % of operating revenue, total obligations and total obligations to equity. As required by SEC rules, we provide a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure and an explanation why management believes that presentation of the non-GAAP financial measure provides useful information to investors. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP.

FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING OUR BUSINESS
      Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Annual Report contains forward-looking statements including, but not limited to, statements regarding:

•	our expectations as to growth opportunities and anticipated revenue growth across all business segments;

•	our ability to improve our competitive advantage by leveraging our vehicle buying power, reducing vehicle downtime, providing innovative broad-based supply chain solutions and increasing our customers’ competitive position;

•	anticipated gains on the sale of used vehicles;

•	our ability to successfully achieve the operational goals that are the basis of our business strategies, including offering competitive pricing, optimizing asset utilization, leveraging the expertise of our various business segments, serving our customers’ global needs and expanding our support services;

•	our ability to successfully identify, consummate and integrate future acquisitions;

•	our belief as to the adequacy of our insurance coverage and funding sources and the effectiveness of our interest and foreign currency exchange rate risk management programs;

•	our relationship with our employees;

•	our belief that we can continue to realize significant savings from our cost management initiatives and process improvement actions, including those associated with the recent termination of an information technology infrastructure contract;

•	the adequacy of our accounting estimates and reserves for pension expense, depreciation and residual value guarantees, self-insurance reserves; goodwill impairment and income taxes;

•	our belief that we have not entered into any other transactions since 2000 that raise the same type of issues identified by the IRS in their audit of the 1998 to 2000 tax period;

•	our ability to fund all of our operations in 2005 through internally generated funds and outside funding sources; and

•	the anticipated cost of environmental liabilities.
      These statements, as well as other forward-looking statements contained in this Annual Report, are based on our current plans and expectations and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors could cause actual results and events to differ significantly from those expressed in any forward-looking statements. These risk factors include, but are not limited to, the following:

•	Market Conditions:

o	Changes in general economic conditions in the U.S. and worldwide leading to decreased demand for our services, lower profit margins and increased levels of bad debt

o	Changes in our customers’ operations, financial condition or business environment that may limit their need for, or ability to purchase, our services

o	Changes in market conditions affecting the commercial rental market or the sale of used vehicles

o	Less than anticipated growth rates in the markets in which we operate

•	Competition:

o	Competition from other service providers, some of which have greater capital resources or lower capital costs

o	Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources

o	Competition from vehicle manufacturers in our foreign FMS business operations

o	Our inability to maintain current pricing levels due to customer acceptance or competition

•	Profitability:

o	Our inability to obtain adequate profit margins for our services

o	Lower than expected customer retention levels

o	Loss of a large customer or customer base

o	Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis

o	The inability of our business segments to create operating efficiencies

o	Availability of heavy- and medium-duty vehicles

o	Increases in fuel prices

o	Our inability to successfully implement our asset management initiatives

o	An increase in the cost of, or shortages in the availability of, qualified drivers

o	Labor strikes and work stoppages

o	Our ability to successfully integrate and realize the expected benefits of recent and future acquisitions

o	Our inability to manage our cost structure

o	Our inability to limit our exposure for customer claims

•	Government Regulation:

o	Cost of compliance with new or changing government regulations, including regulations regarding vehicle emissions, drivers, hours of service and anti-terrorism and security regulations issued by the Department of Homeland Security and the U.S. Customs Service

•	Financing Concerns:

o	Higher borrowing costs and possible decreases in available funding sources caused by an adverse change in our debt ratings

o	Unanticipated interest rate and currency exchange rate fluctuations

o	Negative funding status of our pension plans caused by lower than expected returns on invested assets and unanticipated changes in interest rates

•	Accounting Matters:

o	Impact of unusual items resulting from on-going evaluations of business strategies, asset valuations, acquisitions, divestitures and organizational structure

o	Reductions in residual values or useful lives of revenue earning equipment

o	Increases in compensation levels, retirement rate and mortality resulting in higher pension expense

o	Increases in healthcare costs resulting in higher insurance reserves

o	Changes in accounting rules, assumptions and accruals

•	Other risks detailed from time to time in our SEC filings
      The risks included here are not exhaustive. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. As a result, no assurance can be given as to our future results or achievements. You should not place undue reliance on the forward-looking statements contained herein, which speak only as of the date of this Annual Report. We do not intend, or assume any obligation, to update or revise any forward-looking statements contained in this Annual Report, whether as a result of new information, future events or otherwise.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      The information required by ITEM 7A is included in ITEM 7 (pages 34 through 36) of PART II of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FINANCIAL STATEMENTS
      All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
TO THE SHAREHOLDERS OF RYDER SYSTEM, INC.:
      Management of Ryder System, Inc., together with its consolidated subsidiaries (Ryder), is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Ryder’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
      Ryder’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Ryder; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of Ryder’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Ryder’s assets that could have a material effect on the consolidated financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management assessed the effectiveness of Ryder’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”
      Based on our assessment and those criteria, management believes that Ryder maintained effective internal control over financial reporting as of December 31, 2004.
      Ryder’s independent registered public accounting firm has issued their report on management’s assessment of Ryder’s internal control over financial reporting, which appears on page 45.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
RYDER SYSTEM, INC.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Ryder System, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ryder System, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Ryder System, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Ryder System, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ryder System, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 22, 2005 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Miami, Florida
February 22, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
RYDER SYSTEM, INC.:
      We have audited the accompanying consolidated balance sheets of Ryder System, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule listed in the accompanying index. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ryder System, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ryder System, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
      As discussed in the notes to the consolidated financial statements, the Company changed its method of accounting for variable interest entities and its method of accounting for asset retirement obligations in 2003 and its method of accounting for goodwill and other intangible assets in 2002.
/s/ KPMG LLP
Miami, Florida
February 22, 2005

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended December 31

	2004	2003	2002

	(In thousands, except per share amounts)
Revenue	$5,150,278	4,802,294	4,776,265

Operating expense	2,305,703	2,039,156	1,949,384
Salaries and employee-related costs	1,233,038	1,242,930	1,268,704
Freight under management expense	426,739	414,284	414,369
Depreciation expense	706,028	624,580	552,491
Gains on vehicle sales, net	(34,504)	(15,780)	(14,223)
Equipment rental	108,468	200,868	343,531
Interest expense	100,114	96,169	91,718
Miscellaneous income, net	(8,754)	(12,158)	(9,808)
Restructuring and other (recoveries) charges, net	(17,676)	(230)	4,216

	4,819,156	4,589,819	4,600,382

Earnings before income taxes and cumulative effect of changes in accounting principles	331,122	212,475	175,883
Provision for income taxes	115,513	76,916	63,318

Earnings before cumulative effect of changes in accounting principles	215,609	135,559	112,565
Cumulative effect of changes in accounting principles	—	(4,123)	(18,899)

Net earnings	$215,609	131,436	93,666

Earnings per common share — Basic:
Before cumulative effect of changes in accounting principles	$3.35	2.15	1.83
Cumulative effect of changes in accounting principles	—	(0.06)	(0.31)

Net earnings	$3.35	2.09	1.52

Earnings per common share — Diluted:
Before cumulative effect of changes in accounting principles	$3.28	2.12	1.80
Cumulative effect of changes in accounting principles	—	(0.06)	(0.30)

Net earnings	$3.28	2.06	1.50

See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31

	2004	2003

	(Dollars in thousands,
	except per share amount)
Assets:
Current assets:
Cash and cash equivalents	$100,971	140,627
Receivables, net	732,835	640,769
Inventories	59,284	54,806
Tires in service	175,715	160,020
Prepaid expenses and other current assets	158,864	119,939

Total current assets	1,227,669	1,116,161
Revenue earning equipment, net	3,331,711	3,046,040
Operating property and equipment, net	479,598	506,898
Direct financing leases and other assets	416,531	440,971
Goodwill and other intangible assets	182,424	177,594

Total assets	$5,637,933	5,287,664

Liabilities and shareholders’ equity:
Current liabilities:
Current portion of long-term debt	$389,550	366,411
Accounts payable	384,016	299,725
Accrued expenses	681,290	434,941

Total current liabilities	1,454,856	1,101,077
Long-term debt	1,393,666	1,449,489
Other non-current liabilities	408,554	564,948
Deferred income taxes	870,669	827,765

Total liabilities	4,127,745	3,943,279

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, December 31, 2004 or 2003	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, 2004 — 64,310,852; 2003 — 64,487,486	32,155	32,244
Additional paid-in capital	668,152	593,843
Retained earnings	963,482	897,841
Deferred compensation	(4,180)	(2,887)
Accumulated other comprehensive loss	(149,421)	(176,656)

Total shareholders’ equity	1,510,188	1,344,385

Total liabilities and shareholders’ equity	$5,637,933	5,287,664

See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net earnings	$215,609	131,436	93,666
Cumulative effect of changes in accounting principles	—	4,123	18,899
Depreciation expense	706,028	624,580	552,491
Gains on vehicle sales, net	(34,504)	(15,780)	(14,223)
Amortization expense and other non-cash (gains) charges, net	(17,262)	3,263	8,713
Deferred income tax expense	9,815	51,467	52,615
Changes in operating assets and liabilities, net of acquisitions:
Decrease in aggregate balance of trade receivables sold	—	—	(110,000)
Receivables	(81,832)	(4,191)	35,048
Inventories	(4,583)	5,398	6,262
Prepaid expenses and other assets	(10,077)	6,029	5,797
Accounts payable	11,254	29,141	4,704
Accrued expenses and other non-current liabilities	88,586	(24,164)	(39,269)

Net cash provided by operating activities	883,034	811,302	614,703

Cash flows from financing activities:
Net change in commercial paper borrowings	79,033	(2,500)	(92,500)
Debt proceeds	282,153	105,115	185,316
Debt repaid, including capital lease obligations	(456,932)	(340,433)	(360,359)
Dividends on common stock	(38,731)	(37,984)	(37,137)
Common stock issued	87,743	46,576	37,083
Common stock repurchased	(149,026)	(3,570)	(1,911)

Net cash used in financing activities	(195,760)	(232,796)	(269,508)

Cash flows from investing activities:
Purchases of property and revenue earning equipment	(1,091,582)	(733,577)	(582,217)
Sales of property and revenue earning equipment	352,335	222,888	152,685
Sale and leaseback of revenue earning equipment	96,801	—	—
Acquisitions	(148,791)	(96,518)	—
Collections on direct finance leases	63,795	61,368	66,489
Other, net	512	3,723	4,219

Net cash used in investing activities	(726,930)	(542,116)	(358,824)

(Decrease) increase in cash and cash equivalents	(39,656)	36,390	(13,629)
Cash and cash equivalents at January 1	140,627	104,237	117,866

Cash and cash equivalents at December 31	$100,971	140,627	104,237

Supplemental disclosures of non-cash investing activities:
Changes in accounts payable related to purchases of revenue earning equipment	$73,037	(8,447)	18,084
Revenue earning equipment acquired under capital leases	54,094	66,681	67,036
See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated Other
							Comprehensive Loss
	Preferred
	Stock	Common Stock		Additional			Currency	Minimum	Unrealized
				Paid-In	Retained	Deferred	Translation	Pension	Gain/(Loss)
	Amount	Shares	Par	Capital	Earnings	Compensation	Adjustments	Liability	on Derivative	Total

	(Dollars in thousands, except per share amounts)
Balance at January 1, 2002	$—	60,809,628	$30,405	507,151	750,232	(5,304)	(50,570)	(1,245)	—	1,230,669

Components of comprehensive loss:
Net earnings	—	—	—	—	93,666	—	—	—	—	93,666
Foreign currency translation adjustments	—	—	—	—	—	—	9,255	—	—	9,255
Additional minimum pension liability adjustment, net of tax of $(125,083)	—	—	—	—	—	—	—	(227,573)	—	(227,573)
Unrealized loss related to derivatives accounted for as hedges	—	—	—	—	—	—	—	—	(493)	(493)

Total comprehensive loss										(125,145)
Common stock dividends declared — $0.60 per share	—	—	—	—	(37,137)	—	—	—	—	(37,137)
Common stock issued under employee stock option and stock purchase plans(1)	—	1,761,289	880	36,396	—	(193)	—	—	—	37,083
Benefit plan stock purchases(2)	—	(73,992)	(37)	(1,874)	—	—	—	—	—	(1,911)
Tax benefit from employee stock options	—	—	—	3,272	—	—	—	—	—	3,272
Amortization and forfeiture of restricted stock	—	(55,988)	(28)	(662)	—	2,074	—	—	—	1,384

Balance at December 31, 2002	—	62,440,937	31,220	544,283	806,761	(3,423)	(41,315)	(228,818)	(493)	1,108,215

Components of comprehensive income:
Net earnings	—	—	—	—	131,436	—	—	—	—	131,436
Foreign currency translation adjustments	—	—	—	—	—	—	52,308	—	—	52,308
Additional minimum pension liability adjustment, net of tax of $22,589	—	—	—	—	—	—	—	41,376	—	41,376
Unrealized gain related to derivatives accounted for as hedges	—	—	—	—	—	—	—	—	286	286

Total comprehensive income										225,406
Common stock dividends declared — $0.60 per share	—	—	—	—	(37,984)	—	—	—	—	(37,984)
Common stock issued under employee stock option and stock purchase plans(1)	—	2,233,900	1,117	47,243	—	(1,784)	—	—	—	46,576
Benefit plan stock purchases(2)	—	(2,953)	(1)	(74)	—	—	—	—	—	(75)
Common stock repurchases	—	(117,500)	(59)	(1,064)	(2,372)	—	—	—	—	(3,495)
Tax benefit from employee stock options	—	—	—	4,852	—	—	—	—	—	4,852
Amortization and forfeiture of restricted stock	—	(66,898)	(33)	(1,397)	—	2,320	—	—	—	890

Balance at December 31, 2003	—	64,487,486	32,244	593,843	897,841	(2,887)	10,993	(187,442)	(207)	1,344,385

Components of comprehensive income:
Net earnings	—	—	—	—	215,609	—	—	—	—	215,609
Foreign currency translation adjustments	—	—	—	—	—	—	27,983	—	—	27,983
Additional minimum pension liability adjustment, net of tax of $(2,186)	—	—	—	—	—	—	—	(1,072)	—	(1,072)
Unrealized gain related to derivatives accounted for as hedges	—	—	—	—	—	—	—	—	324	324

Total comprehensive income										242,844
Common stock dividends declared — $0.60 per share	—	—	—	—	(38,731)	—	—	—	—	(38,731)
Common stock issued under employee stock option and stock purchase plans(1)	—	3,538,235	1,769	88,693	—	(3,613)	—	—	—	86,849
Benefit plan stock sales(2)	—	20,945	10	884	—	—	—	—	—	894
Common stock repurchases	—	(3,714,559)	(1,857)	(35,932)	(111,237)	—	—	—	—	(149,026)
Tax benefit from employee stock options	—	—	—	21,071	—	—	—	—	—	21,071
Amortization and forfeiture of restricted stock	—	(21,255)	(11)	(407)	—	2,320	—	—	—	1,902

Balance at December 31, 2004	$—	64,310,852	$32,155	668,152	963,482	(4,180)	38,976	(188,514)	117	1,510,188

(1)	Net of common shares delivered as payment for the exercise price or to satisfy the option holders’ withholding tax liability upon exercise of options.
(2)	Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plan.
See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation
      The consolidated financial statements include the accounts of Ryder System, Inc. and subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Consolidation of Variable Interest Entities
      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” (as revised by FIN 46-R issued December 2003) that established accounting guidance for identifying variable interest entities (VIEs), including special-purpose entities, and when to include the assets, liabilities, noncontrolling interests and results of activities of VIEs in an enterprise’s consolidated financial statements. Prior to FIN 46, which clarified the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” a partially owned entity was only consolidated if we controlled it through ownership of a majority voting interest in the entity. FIN 46 requires consolidation of VIEs if the primary beneficiary has a variable interest (or combination of variable interests) that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. The enterprise consolidating a VIE is the primary beneficiary of that entity. FIN 46 applied immediately to VIEs created after January 31, 2003. For VIEs in existence before February 1, 2003, FIN 46 as amended, applies to the first fiscal period ending after December 15, 2003, although the FASB encouraged earlier application.
      Effective July 1, 2003, we adopted FIN 46 and, as a result of adopting FIN 46, we consolidated three VIEs that were established in connection with sale-leaseback transactions of revenue earning equipment in which we sold revenue earning equipment to a special-purpose entity and then leased the revenue earning equipment back as lessee under operating lease arrangements. As part of these transactions, we provided credit enhancements and residual value guarantees that obligated us to absorb the majority of the expected losses from such entities, if any are realized. Therefore, FIN 46 required that these entities be consolidated. The credit enhancements, in the form of cash reserve deposits (included in “Direct financing leases and other assets”), as well as the revenue earning equipment under lease serve as collateral for the VIEs’ long-term borrowings. The creditors of the VIEs do not have recourse to the general assets of Ryder.
      The assets and liabilities of consolidated VIEs are measured in the amounts at which they would have been recorded in the consolidated financial statements if FIN 46 had been effective at the inception of the transactions. Accordingly, effective July 1, 2003, we recorded additional revenue earning equipment of $421 million and additional debt of $414 million, in addition to recognizing a non-cash cumulative effect charge of $3 million on an after-tax basis, or $0.05 per diluted common share. Concurrent with the consolidation of the VIEs, we began recognizing depreciation expense attributed to the revenue earning equipment of the VIEs and interest expense on the additional debt of the VIEs in lieu of rent expense. The cumulative effect charge primarily represented depreciation and interest expense of the VIEs that would have been recorded had FIN 46 been in effect since lease inception, in excess of rent expense recorded under operating leases. The charge is expected to reverse in operating earnings through 2006. The consolidation of the VIEs did not have a significant impact on our consolidated net earnings. Net earnings for 2002 would not have been materially different if this standard had been adopted effective January 1, 2002. However, both net cash provided by operating activities and used in financing activities presented on our Consolidated Statements of Cash Flows increased due to the add-back of depreciation expense on the VIEs’ revenue earning equipment and principal payments on the VIEs’ debt, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Use of Estimates
      The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on management’s best knowledge of historical trends, actions that we may take in the future, and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available. Areas where the nature of the estimate make it reasonably possible that actual results could materially differ from the amounts estimated include: depreciation and residual value guarantees, employee retirement plan obligations, self-insurance accruals, impairment assessments on long-lived assets (including goodwill and indefinite-lived intangible assets), income tax liabilities, and contingent liabilities.

Cash Equivalents
      All investments in highly liquid debt instruments with maturities of three months or less at the date of purchase are classified as cash equivalents.

Revenue Recognition
      We recognize revenue when persuasive evidence of an arrangement exists, the services have been rendered to customers or delivery has occurred, the pricing is fixed or determinable and collectibility is reasonably assured. We are required to make judgments about whether pricing is fixed or determinable and whether or not collectibility is reasonably assured. Revenue is recorded on a “gross” or “net” basis depending on whether we are acting as “principal” or “agent.” We serve as the principal in those arrangements in which we have substantial risks and rewards of ownership and, accordingly, record revenue on a gross basis, without deducting third party services costs. For those arrangements in which we do not have substantial risks and rewards of ownership, we are considered an agent in the contract and, accordingly, record revenue net of third party services costs.
      In addition to the aforementioned general policy, the following are the specific revenue recognition policies for our reportable business segments by major revenue arrangement:
Fleet Management Solutions (FMS)

•	Operating lease and rental revenue is recognized on a straight-line basis as vehicles are used over the terms of the related agreements. Lease and rental agreements do not provide for scheduled rent increases or escalations. However, lease agreements allow for rate changes based upon changes in the Consumer Price Index (CPI). Lease and rental agreements also provide for a fixed time charge plus a fixed per-mile charge. The fixed time charge, the fixed per-mile charge and the changes in rates attributed to changes in the CPI are considered contingent rentals and recognized as earned.

•	Programmed maintenance revenue is recognized on a straight-line basis as maintenance services are rendered over the terms of the related agreements. Programmed maintenance agreements allow for rate changes based upon changes in the CPI. Maintenance agreements also provide for a fixed per-mile charge. The fixed per-mile charge and the changes in rates attributed to changes in the CPI are recognized as earned.

•	Direct financing lease revenue is recognized using the interest method over the terms of the lease agreements.

•	Fuel services revenue is recognized when fuel is delivered to customers.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Supply Chain Solutions (SCS) and Dedicated Contract Carriage (DCC)

•	Revenue from service contracts is recognized as services are rendered in accordance with contract terms, which typically include discrete billing rates for the services.

Accounts Receivable Allowance
      An allowance for uncollectible customer receivables is determined based on a combination of bad debt experience and aging analysis. We recognize billing adjustments to revenue and accounts receivable for certain discounts and billing corrections. Estimates for credit losses and billing adjustments are regularly updated based on historical experience of bad debts, adjustments processed and current collection trends. Accounts are charged against the allowance when determined to be uncollectible. The allowance is maintained at a level deemed appropriate based on loss experience and other factors affecting collectibility.

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

Revenue Earning Equipment, Operating Property and Equipment and Depreciation
      Revenue earning equipment, principally vehicles, and operating property and equipment are stated at cost. Revenue earning equipment and operating property and equipment under capital lease are stated at the lower of the present value of minimum lease payments or fair value. Vehicle repairs and maintenance that extend the life or increase the value of a vehicle are capitalized, whereas ordinary maintenance and repairs are expensed as incurred. Direct costs incurred in connection with developing or obtaining internal use software are capitalized. Costs incurred during the preliminary project stage, as well as maintenance and training costs are expensed as incurred.
      Provision for depreciation is computed using the straight-line method on all depreciable assets. Ryder periodically reviews and adjusts the residual values and useful lives of revenue earning equipment based on current and expected operating trends and projected realizable values. Gains and losses on operating property and equipment sales are reflected in “Miscellaneous income, net.”
      We routinely dispose of revenue earning equipment as part of our business. Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. Adjustments to the carrying value of assets are reported as depreciation expense. We stratify our revenue earning equipment to be disposed of by vehicle type (tractors, trucks, trailers), weight class, age and other characteristics, as relevant, and create classes of similar assets for analysis purposes. Fair value is determined based upon recent market prices for sales of each class of similar assets and vehicle condition. The net carrying value for revenue earning equipment held for sale attributed to the FMS business segment was $76 million and $64 million at December 31, 2004 and 2003, respectively.
      While we believe our estimates of residual values and fair values of revenue earning equipment are reasonable, changes to our estimates of values may occur due to changes in the market for used vehicles, the condition of the vehicles, and inherent limitations in the estimation process.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill and Other Intangible Assets
      Goodwill and intangible assets with indefinite useful lives are not amortized, but rather, are tested for impairment at least annually (April 1st). Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of each of our reporting units with its carrying amount. If a reporting unit’s carrying amount exceeds its fair value, the second step is performed. The second step involves a comparison of the implied fair value and carrying value of that reporting unit’s goodwill. To the extent that a reporting unit’s carrying amount exceeds the implied fair value of its goodwill, an impairment loss is recognized. Identifiable intangible assets not subject to amortization are assessed for impairment by comparing the fair value of the intangible asset to its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds fair value.
      In making our assessments of fair value we rely on our knowledge and experience about past and current events and assumptions about conditions we expect to exist. These assumptions are based on a number of factors including future operating performance, economic conditions, actions we expect to take, and present value techniques. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.
      Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below.

Impairment of Long-Lived Assets Other than Goodwill
      Long-lived assets held and used, including amortizable intangible assets, are tested for recoverability when circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of long-lived assets is evaluated by comparing the carrying amount of an asset or asset group to management’s best estimate of the undiscounted future operating cash flows (excluding interest charges) expected to be generated by the asset or asset group. If these comparisons indicate that the asset or asset group is not recoverable, an impairment loss is recognized for the amount by which the carrying value of the asset or asset group exceeds fair value. Fair value is determined by quoted market price, if available, or an estimate of projected future operating cash flows, discounted using a rate that reflects the related operating segment’s average cost of funds. Long-lived assets, including indefinite-lived intangible assets, to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Self-Insurance Accruals
      Ryder retains a portion of the accident risk under vehicle liability, workers’ compensation and other insurance programs. Under our insurance programs, we retain the risk of loss in various amounts up to $1 million on a per occurrence basis. We also maintain additional insurance at certain amounts in excess of our respective underlying retention. Accruals are based primarily on the actuarially estimated, undiscounted cost of claims, which includes claims incurred but not reported. Such liabilities are based on estimates. While we believe that the amounts are adequate, there can be no assurance that changes to our estimates may not occur due to limitations inherent in the estimation process. Changes in the estimates of these accruals are charged or credited to earnings in the period determined. Amounts estimated to be paid within the next year have been classified as “Accrued expenses” with the remainder included in “Other non-current liabilities.”

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Income Taxes
      Our provision for income taxes is based on reported earnings before income taxes. Deferred taxes are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are recognized to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income.
      We are subject to tax audits in numerous jurisdictions in the U.S. and around the world. Tax audits by their very nature are often complex and can require several years to complete. In the normal course of business, we are subject to challenges from the IRS and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. As part of our calculation of the provision for income taxes on earnings, we record the amount we expect to incur as a result of tax audits as part of accrued income taxes. Such accruals require management to make estimates and judgments with respect to the ultimate outcome of a tax audit. Accruals for income tax exposures expected to be settled within the next year are included in “Accrued expenses.”

Environmental Expenditures
      We record liabilities for environmental assessments and/or cleanup when it is probable a loss has been incurred and the costs can be reasonably estimated. Management works with independent third-party specialists in order to effectively assess our environmental liabilities. Environmental liability estimates may include costs such as anticipated site testing, consulting, remediation, disposal, post-remediation monitoring and legal fees, as appropriate. The liability does not reflect possible recoveries from insurance companies or reimbursement of remediation costs by state agencies, but does include estimates of cost sharing with other potentially responsible parties. Estimates are not discounted as the timing of the anticipated cash payments is not fixed or readily determinable. Claims for reimbursement of remediation costs are recorded when recovery is deemed probable.

Derivative Instruments and Hedging Activities
      We use financial instruments, including forward exchange contracts, futures, swaps and cap agreements to manage our exposures to movements in interest rates and foreign currency exchange rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk or cost to Ryder. We do not enter into derivative financial instruments for trading purposes. We limit our risk that counterparties to the derivative contracts will default and not make payments by entering into

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
derivative contracts only with counterparties comprised of large banks and financial institutions that meet established credit criteria. We do not expect to incur any losses as a result of counterparty default.
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
      Net Investment Hedge: A hedge of a net investment in a foreign operation is considered as a net investment hedge. The effective portion of the change in the fair value of the derivative used as a net investment hedge of a foreign operation is recorded in the currency translation adjustment account within accumulated other comprehensive loss. The ineffective portion on the hedged item that is attributable to the hedged risk is recorded in earnings and reported in the Consolidated Statements of Earnings as miscellaneous income, net.

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

Stock-based Compensation
      At December 31, 2004, Ryder had various stock-based employee compensation plans, which are described more fully in Note 17, “Stock-Based Compensation Plans.” We recognize stock-based compensation using the intrinsic value method. Under this method, we recognize compensation cost based on the excess, if any, of the quoted market price of our common stock at the date of grant (or other measurement date) and the amount an employee must pay to acquire the common stock.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value method of accounting to stock-based employee compensation.

	Years ended December 31

	2004	2003	2002

	(In thousands, except per share amounts)
Net earnings, as reported	$215,609	131,436	93,666
Add: Stock-based employee compensation expense included in reported net earnings, net of tax	1,155	523	886
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(8,971)	(5,694)	(8,201)

Pro forma net earnings	$207,793	126,265	86,351

Earnings per share:
Basic:
As reported	$3.35	2.09	1.52
Pro forma	$3.23	2.01	1.40
Diluted:
As reported	$3.28	2.06	1.50
Pro forma	$3.16	1.98	1.38
      The fair values of options granted were estimated at the dates of grant using the Black-Scholes option-pricing model. See Note 17, “Stock-Based Compensation Plans,” for a description of option pricing assumptions.

Earnings Per Share
      Basic earnings per common share is computed by dividing net earnings by the weighted-average number of common shares outstanding. Restricted stock granted to employees and directors are not included in the computation of basic earnings per common share until the securities vest. Diluted earnings per common share reflect the dilutive effect of potential common shares from securities such as stock options and unvested restricted stock. The dilutive effect of stock options and unvested restricted stock is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and restricted stock would be used to purchase common shares at the average market price for the period.

Share Repurchases
      Repurchases of shares of common stock are made periodically in open-market transactions using working capital, and are subject to market conditions, legal requirements and other factors. The cost of share repurchases is allocated between common stock and retained earnings based on the amount of capital surplus at the time of the share repurchase.

Comprehensive Income (Loss)
      Comprehensive income (loss) presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. Ryder’s total comprehensive income (loss) presently consists of net earnings, currency translation adjustments associated

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
with foreign operations that use the local currency as their functional currency, adjustments for derivative instruments accounted for as cash flow hedges and minimum pension liability adjustments.

Reclassifications
      In order to maintain consistency and comparability between periods, certain reclassifications of amounts previously reported have been made to the accompanying Consolidated Financial Statements and related notes at December 31, 2003 and for the years ended December 31, 2003 and 2002, as follows: (i) tax contingency accruals previously included within “Deferred income taxes” have been reclassified to “Other non-current liabilities” to conform to the current year presentation; (ii) pension accruals expected to be settled within the next year previously included within “Other non-current liabilities” have been reclassified to “Accrued expenses” to conform to current year presentation based on management’s best estimate of pension contributions in the next year and (iii) the presentation of “Purchases of property and revenue earning equipment” in the Consolidated Statements of Cash Flows has been revised to reflect the non-cash impact of changes in accounts payable related to purchases of revenue earning equipment.

Recent Accounting Pronouncements
      In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June  15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of this standard, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are currently evaluating the requirements of SFAS No. 123R and expect the adoption of this standard will result in amounts that are similar to our current pro forma disclosures under SFAS No. 123. We have not yet determined the appropriate fair value model to value share-based payments, the method of adoption or the effect of adopting SFAS No. 123R.
      In May 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We expect to complete our evaluation of the impact of the repatriation provisions by June 2005. Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.
      In May 2004, the FASB issued FSP No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (the Act) in response to a new law regarding prescription drug benefits under Medicare (Medicare Part D) and a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
actuarially equivalent to Medicare Part D. Currently, SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires that changes in relevant law be considered in measurement of postretirement benefit costs. We have determined that the enactment of the Act was not a significant event with respect to our plans, and accordingly, as required by FSP 106-2, the effects of the Act are incorporated into our December 31, 2004 measurement of the plans’ benefit obligations.

2.	ACCOUNTING CHANGES
      The following table summarizes the after-tax non-cash charges recorded in connection with accounting standards adopted in 2003 and 2002:

	Years ended
	December 31

	2003	2002

	(In thousands)
FIN 46 — Variable interest entities (See Note 1)	$(2,954)	—
SFAS No. 143 — Asset retirement obligations	(1,169)	—
SFAS No. 142 — Goodwill and other intangible assets	—	(18,899)

Cumulative effect of changes in accounting principles	$(4,123)	(18,899)

      Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The cumulative effect adjustment recognized upon adoption of this standard was $1 million on an after-tax basis, or $0.02 per diluted common share, consisting primarily of costs associated with the retirement of certain components of revenue earning equipment. Adoption of this standard would not have had a material impact on our results of operations or financial condition for 2002.
      Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives to their estimated residual values. The cumulative effect adjustment recognized upon adoption of this standard was $19 million on a before and after-tax basis, or $0.30 per diluted common share, consisting of a goodwill impairment charge associated with the Asian operations of our SCS business segment. The goodwill impairment charge resulted from the application of the new impairment methodology introduced by SFAS No. 142. The impact of this accounting change had no effect on Ryder’s operating earnings.
      During 2004, Ryder did not record any cumulative effect charge in connection with the adoption of accounting standards.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.	ACQUISITIONS
      Ruan Acquisition — On March 1, 2004, Ryder completed an asset purchase agreement with Ruan Leasing Company (Ruan) under which we acquired Ruan’s fleet of approximately 6,400 vehicles, 37 of its 111 service locations and more than 500 customers. Ryder also acquired full service contract maintenance agreements covering approximately 1,700 vehicles. The combined Ryder/ Ruan network allowed us to leverage our existing U.S. infrastructure in key markets while adding new infrastructure to strengthen our presence in targeted areas of the Midwest, Southeast, Mid-Atlantic and Southwest. The purchase price, which is subject to post closing adjustments, was allocated to the net assets acquired based on their fair values. At December 31, 2004, approximately $142 million of the purchase price had been paid with the remaining amount expected to be paid by the first quarter of 2006, subject to holdback provisions set forth in the agreement. The initial recording of the transaction was based on preliminary valuation assessments and was subject to change.
      The following table provides a rollforward of the original estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

	Original Amount	Purchase
	Disclosed First	Accounting
	Quarter 2004	Adjustments	Total Allocation

	(In thousands)
Assets:
Revenue earning equipment	$138,587	612	139,199
Operating property and equipment	1,280	(749)	531
Customer relationship intangibles	5,209	(9)	5,200
Other assets	3,370	64	3,434

Total assets	148,446	(82)	148,364
Liabilities:
Asset retirement obligations and other liabilities	(213)	—	(213)

Purchase price	$148,233	(82)	148,151

      General Acquisition — On December 31, 2003, Ryder completed an asset purchase agreement with General Car and Truck Leasing System, Inc. (General) under which we acquired General’s fleet of approximately 4,200 vehicles, 15 of its 34 service locations and more than 700 customers. The combined Ryder/ General network allowed us to leverage our existing U.S. infrastructure in key markets while adding new infrastructure to strengthen our presence in targeted areas of the Midwest and Southeast. The purchase price, which is subject to post closing adjustments, was allocated to the net assets acquired based on their fair values. At December 31, 2004, approximately $102 million of the purchase price had been paid with the remaining amount required to be paid in 2005, subject to holdback provisions set forth in the agreement.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      As described in the 2003 Annual Report, the initial recording of the transaction was based on preliminary valuation assessments and was subject to change. The following table provides a rollforward of the original estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

	Original Amount	Purchase
	Disclosed in 2003	Accounting
	Annual Report	Adjustments	Total Allocation

	(In thousands)
Assets:
Revenue earning equipment	$98,236	(378)	97,858
Operating property and equipment	6,646	(621)	6,025
Customer relationship intangibles	2,330	153	2,483
Other assets	1,709	599	2,308

Total assets	108,921	(247)	108,674
Liabilities:
Asset retirement obligations and other liabilities	(133)	(811)	(944)

Purchase price	$108,788	(1,058)	107,730

      Pro Forma Information — The results of Ruan and General have been included in the consolidated financial statements from the date of acquisition. The following table provides the unaudited pro forma revenue, earnings before cumulative effect of changes in accounting principles, net earnings and earnings per share as if the results of these businesses had been included in operations commencing January 1, 2003. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the acquisitions been consummated during the period for which the pro forma information is presented, or of future results. The pro forma results for 2003 include approximately $27 million of asset impairment charges recorded by one of the acquired entities in the period prior to the acquisition.

	Unaudited
	December 31

	2004	2003

	(In thousands, except per share
	amounts)
Revenue	$5,173,276	5,044,304
Earnings before cumulative effect of changes in accounting principles	$214,193	115,273
Net earnings	$214,193	111,150
Earnings per common share — Diluted:
Before cumulative effect of changes in accounting principles	$3.26	1.80
Net earnings	$3.26	1.74
      Vertex Acquisition — During November 2003, Ryder also acquired substantially all of the assets of Vertex Services, LLC (Vertex), an environmental services firm providing fuel storage tank management services for approximately $2 million in cash. Vertex’s operating results from November 15, 2003 (the closing date) have been included in our consolidated results. Pro forma results of operations have not been presented because the effect of this acquisition was not significant.
      No acquisitions were completed in 2002.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.	RESTRUCTURING AND OTHER (RECOVERIES) CHARGES
      The components of restructuring and other (recoveries) charges, net in 2004, 2003 and 2002 were as follows:

	Years ended December 31

	2004	2003	2002

	(In thousands)
Restructuring (recoveries) charges, net:
Severance and employee-related (recoveries) costs	$(1,216)	4,902	5,198
Facilities and related (recoveries) costs	(79)	(8)	106

	(1,295)	4,894	5,304
Other (recoveries) charges, net:
Asset write-downs	(61)	(1,182)	(285)
Gain on sale of headquarters complex	(24,308)	—	—
Strategic consulting fees	—	—	(64)
Contract termination and transition costs	8,000	—	(219)
Insurance reserves — sold business	—	(42)	(520)
Settlement of commercial dispute	(12)	(3,900)	—

Total	$(17,676)	(230)	4,216

      Allocation of restructuring and other (recoveries) charges, net across business segments in 2004, 2003 and 2002 was as follows:

	Years ended December 31

	2004	2003	2002

	(In thousands)
Fleet Management Solutions	$4,312	(961)	(177)
Supply Chain Solutions	1,937	536	5,137
Dedicated Contract Carriage	503	(311)	243
Central Support Services	(24,428)	506	(987)

Total	$(17,676)	(230)	4,216

2004 Activity
      Restructuring recoveries, net during 2004 related primarily to employee severance and benefits recorded in prior restructuring charges that were reversed due to refinements in estimates.
      Other recoveries, net during 2004 related primarily to $24 million in gains from properties sold in connection with the relocation of our headquarters. In May 2004, we completed the sale of our corporate headquarters facility for $39 million in cash. In conjunction with this sale, we entered into a lease agreement with the purchaser to lease back the headquarters facility until we relocate to our new headquarters in 2005. The terms of the leaseback agreement met the criteria for a “normal leaseback” and full gain recognition of $22 million. Also during 2004, we recognized gains totaling $2 million from the sale of properties ancillary to our main headquarters facility.
      Other charges during 2004 related to the termination of certain services covered by an information technology contract. As part of on-going cost containment initiatives, Ryder management approved and committed to a plan to transition certain outsourced information technology infrastructure services to Ryder employees. Under the terms of the agreement, Ryder was obligated to pay termination costs in the event of termination prior to the expiration date of 2010. In accordance with the terms of the services

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
agreements, Ryder notified the information technology services provider of its intent to terminate the services and recorded charges totaling $8 million for contract termination ($6 million) and transition costs incurred since termination ($2 million). By December 31, 2004, all transition activities were completed and we expect cost reductions associated with the termination of these services to benefit our results starting in 2005.

2003 Activity
      During 2003, Ryder approved a plan to eliminate approximately 140 positions as a result of on-going cost management and process improvement actions in Ryder’s FMS and SCS business segments and Central Support Services. The charge related to these actions included severance and employee-related costs totaling $6 million. While many of these employees had not been terminated by December 31, 2003, such actions were substantially finalized by March 31, 2004. Our estimated annual pre-tax cost savings in salaries and employee-related costs realized from these actions approximate $11 million. During 2003, we also reversed severance and employee-related costs totaling $1 million that had been recorded in prior restructurings due to refinements in estimates.
      Other recoveries during 2003 principally include a settlement of a commercial dispute pertaining to prior billings with an information technology vendor and gains on sales of owned facilities identified for closure in prior restructuring charges.

2002 Activity
      During the fourth quarter of 2002, Ryder approved a plan to eliminate approximately 140 positions as a result of cost management actions principally in our SCS business segment and Central Support Services, which were substantially finalized at December 31, 2002. The charge related to these actions included severance and employee-related costs totaling $7 million. Our estimated annual pre-tax cost savings in salaries and employee-related costs realized from these actions approximate $14 million. During 2002, we also reversed severance and employee-related costs totaling $2 million that had been recorded in prior restructuring charges due to refinements in the estimates.
      Other recoveries during 2002 include net gains (recoveries) on sale of owned facilities identified for closure in prior restructuring charges, the reversal of contract termination costs recognized in 2001 resulting from refinements in estimates and the final settlement of insurance reserves attributed to a previously sold business.
      The following table presents a roll-forward of the activity and balances of our restructuring reserve account for the years ended December 31, 2004 and 2003:

	Beginning			Ending
	Balance	Additions	Deductions	Balance

	(In thousands)
Year Ended December 31, 2004:
Employee severance and benefits	$6,665	271	5,811	1,125
Facilities and related costs	1,322	101	663	760

Total	$7,987	372	6,474	1,885

Year Ended December 31, 2003:
Employee severance and benefits	$9,369	5,832	8,536	6,665
Facilities and related costs	3,275	367	2,320	1,322

Total	$12,644	6,199	10,856	7,987

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      At December 31, 2004, employee terminations from prior year restructuring plans were substantially finalized. Deductions represent cash payments made during the period of $5 million and $10 million and prior year charge reversals of $1 million in 2004 and 2003. At December 31, 2004, outstanding restructuring obligations are generally required to be paid over the next year.

5.	RECEIVABLES

	December 31

	2004	2003

	(In thousands)
Trade receivables	$654,752	556,209
Financing lease	67,671	61,791
Income tax receivable	3,888	2,653
Other	18,447	29,477

	744,758	650,130
Allowance	(11,923)	(9,361)

Total	$732,835	640,769

      Ryder participated in an agreement to sell with limited recourse trade receivables on a revolving and uncommitted basis. This agreement expired in December 2004. Under the program, Ryder sold receivables from time to time in order to fund operations, particularly when the cost of such sales was cost effective compared with other means of funding, notably, commercial paper. Losses on receivable sales and related costs associated with this program were $0.5 million, $0.5 million and $2 million in 2004, 2003 and 2002, respectively, and included in “Miscellaneous income, net.”

6.	REVENUE EARNING EQUIPMENT

		December 31
	Estimated
	Useful Lives	2004	2003

	(In years)
		(In thousands)
Full service lease	3 — 12	$4,518,029	4,186,497
Commercial rental	4.5 — 12	1,518,462	1,333,525

		6,036,491	5,520,022
Accumulated depreciation		(2,704,780)	(2,473,982)

Total(1)		$3,331,711	3,046,040

(1)	Revenue earning equipment, net includes vehicles acquired under capital leases of $67 million, less accumulated amortization of $24 million at December 31, 2004, and $107 million, less accumulated amortization of $28 million at December 31, 2003. Amortization expense attributed to vehicles acquired under capital leases is combined with depreciation expense.
     Revenue earning equipment leased under “full service lease” and “commercial rental” is differentiated exclusively by the service line in which the equipment is employed. Two core service offerings of Ryder’s Fleet Management Solutions business segment are full service leasing and short-term commercial rental. Under a full service lease, Ryder provides customers with vehicles, maintenance, supplies (including fuel), ancillary services and related equipment necessary for operation, while our customers exercise control of the related vehicles over the lease term (generally three to seven years depending upon the nature of the equipment). We also provide short-term rentals (generally daily or weekly), which tend to be seasonal, to commercial customers to supplement their fleets during peak business periods. Approximately 50% of commercial rentals are to existing full service lease customers to supplement their fleets during peak periods or to substitute full service lease units not yet delivered or temporarily out of service.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.	OPERATING PROPERTY AND EQUIPMENT

		December 31
	Estimated
	Useful Lives	2004	2003

	(In years)
		(In thousands)
Land	—	$105,820	107,770
Buildings and improvements	10 — 40	573,717	603,610
Machinery and equipment	3 — 10	473,036	477,145
Other	3 — 10	65,168	56,800

		1,217,741	1,245,325
Accumulated depreciation		(738,143)	(738,427)

Total		$479,598	506,898

8.	DIRECT FINANCING LEASES AND OTHER ASSETS

	December 31

	2004	2003

	(In thousands)
Direct financing leases, net	$333,339	344,091
Cash reserve deposits (vehicle securitization credit enhancements)	24,537	24,267
Investments held in Rabbi Trust	21,737	18,239
Swap and cap agreements	4,911	14,431
Deferred debt issuance costs	6,933	5,488
Other	25,074	34,455

Total	$416,531	440,971

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

	December 31

	2004	2003

	(In thousands)
Unamortizable intangible assets:
Goodwill	$157,904	155,628
Trade name	8,686	8,686
Pension intangible	8,804	10,950

	175,394	175,264

Amortizable intangible assets:
Customer relationship intangibles(1)	7,683	2,330
Accumulated amortization	(653)	—

	7,030	2,330

Total	$182,424	177,594

(1)	Customer relationship intangibles are being amortized over their estimated useful lives of 10 years.
     The Ryder trade name has been identified as having an indefinite useful life. In 2004, we completed our annual impairment test of goodwill and indefinite-lived intangibles and determined that there was no impairment. We recorded amortization expense associated with amortizable intangible assets of approximately $1 million in 2004. Based on the current amount of amortizable intangible assets, we estimate amortization expense to be approximately $1 million for each of the next five years.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	Fleet	Supply	Dedicated
	Management	Chain	Contract
	Solutions	Solutions	Carriage	Total

	(In thousands)
Balance at December 31, 2003	$126,318	24,410	4,900	155,628
Acquisitions(1)	260	—	—	260
Currency translation adjustment	751	1,265	—	2,016

Balance at December 31, 2004	$127,329	25,675	4,900	157,904

(1)	Amounts represent purchase accounting adjustments relating to the November 2003 acquisition of Vertex Services, LLC.

10.	ACCRUED EXPENSES AND OTHER NON-CURRENT LIABILITIES

	December 31

	2004	2003

	(In thousands)
Accrued Expenses
Salaries and wages	$82,613	60,869
Pension benefits	39,189	41,498
Deferred compensation	3,589	1,856
Postretirement benefits other than pensions	7,441	6,894
Employee benefits	19,124	17,229
Self-insurance accruals	97,822	95,858
Reserve for residual value guarantees	3,617	6,952
Vehicle rent and related accruals	11,787	9,562
Environmental liabilities	5,518	8,876
Operating taxes	81,984	83,315
Income taxes	246,896	6,792
Restructuring	1,885	7,987
Interest	16,442	18,480
Other	63,383	68,773

Total accrued expenses	$681,290	434,941

Non-Current Liabilities
Pension benefits	$114,099	117,944
Deferred compensation	20,701	21,374
Postretirement benefits other than pensions	27,324	29,221
Self-insurance accruals	167,884	162,441
Reserve for residual value guarantees	2,589	3,582
Vehicle rent and related accruals	4,568	5,283
Environmental liabilities	11,252	6,503
Income taxes	29,090	190,901
Cross-currency swap	15,946	8,614
Other	15,101	19,085

Non-current liabilities	$408,554	564,948

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.	INCOME TAXES
      The components of earnings before income taxes and the provision for income taxes were as follows:

	Years ended December 31

	2004	2003	2002

	(In thousands)
Earnings before income taxes:
United States	$270,666	155,376	125,616
Foreign	60,456	57,099	50,267

Total	$331,122	212,475	175,883

Current tax expense (benefit):
Federal(1)	$88,920	—	(2,614)
State(1)	3,958	4,039	321
Foreign	12,820	21,410	12,996

	105,698	25,449	10,703

Deferred tax expense (benefit):
Federal	(6,001)	45,230	37,017
State	9,510	6,564	13,796
Foreign	6,306	(327)	1,802

	9,815	51,467	52,615

Provision for income taxes	$115,513	76,916	63,318

(1)	Excludes federal and state tax benefits resulting from the exercise of stock options and vesting of restricted stock awards, which were credited directly to “Additional paid-in-capital.”
     A reconciliation of the Federal statutory tax rate with the effective tax rate follows:

	Years ended December 31

	2004	2003	2002

	(Percentage of pre-tax earnings)
Federal statutory tax rate	35.0	35.0	35.0
Impact on deferred taxes for changes in tax rates	(0.2)	0.7	—
State income taxes, net of federal income tax benefit	2.9	3.2	5.2
Tax reviews and audits	(2.8)	—	—
Miscellaneous items, net	—	(2.7)	(4.2)

Effective tax rate	34.9	36.2	36.0

      The effective tax rate in 2004 was impacted by a number of items. In the fourth quarter of 2004, we recognized a net income tax benefit of $9 million related to the completion of the audit of our federal income tax returns for the 1995 through 1997 period. This benefit was partially offset by provisions made for loss contingencies related to the audit of the 1998 through 2000 period.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      The components of the net deferred income tax liability were as follows:

	December 31

	2004	2003

	(In thousands)
Deferred income tax assets:
Self-insurance accruals	$74,140	72,565
Net operating loss carryforwards	40,495	40,220
Accrued compensation and benefits	33,074	31,603
Lease accruals and reserves	2,523	12,428
Pension benefits	43,884	58,897
Miscellaneous other accruals	62,687	43,641

	256,803	259,354
Valuation allowance	(11,559)	(10,331)

	245,244	249,023

Deferred income tax liabilities:
Property and equipment bases difference	(1,063,596)	(1,034,682)
Other items	(15,559)	(31,640)

	(1,079,155)	(1,066,322)

Net deferred income tax liability(1)	$(833,911)	(817,299)

(1)	Deferred tax assets of $37 million and $10 million have been included in “Prepaid expenses and other current assets” at December 31, 2004 and 2003, respectively.
     We do not provide for U.S. deferred income taxes on temporary differences related to our foreign investments that are considered permanent in duration. These temporary differences consist primarily of undistributed foreign earnings of $135 million at December 31, 2004. A full foreign tax provision has been made on these undistributed foreign earnings. Determination of the amount of deferred taxes on these temporary differences is not practicable due to foreign tax credits and exclusions. We are currently evaluating the effects of the American Jobs Creation Act of 2004 and have not made a determination of whether we will repatriate any foreign earnings. Because this evaluation is ongoing, it is not yet practical to estimate a range of possible income tax effects related to potential repatriations.
      At December 31, 2004, Ryder had federal net operating loss carryforwards providing a tax benefit of $166 million expiring through 2022 and unused alternative minimum tax credits, for tax purposes, of $31 million available to reduce future income tax liabilities. All such amounts have been netted against accrued income taxes, see Note 10, “Accrued Expenses and Other Non-Current Liabilities.” As discussed below, all such amounts were utilized in connection with the resolution of our 1998 to 2000 federal tax audit. A valuation allowance has been established to reduce deferred income tax assets, principally foreign tax loss carryforwards to amounts expected to be realized.
      Income taxes paid totaled $21 million, $27 million and $15 million in 2004, 2003 and 2002, respectively.
      We are subject to tax audits in numerous jurisdictions in the U.S. and around the world. Tax audits by their very nature are often complex and can require several years to complete. The Internal Revenue Service (IRS) has now closed audits of our U.S. federal income tax returns through fiscal year 2000. The audit of our federal income tax returns for 1995 through 1997 was in the appeals process with the IRS since 2002. In December 2004, Ryder received notification that the Congressional Joint Committee on Taxation (Joint Committee) had approved our claims for capital loss refunds and carryforwards in

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
connection with the audit of these tax years. The tax benefit associated with these claims was recognized upon final approval by the Joint Committee.
      In 2003, the IRS began auditing our federal income tax returns for the 1998 to 2000 tax period. Since November 2004, the IRS proposed adjustments that challenged certain of our tax positions primarily related to (i) a capital loss on the sale of a minority interest in our captive insurance company, (ii) the tax treatment for a sale and leaseback of certain revenue earning equipment in 1999 and 2000 (not involving our securitization activities), and (iii) the tax basis for certain revenue earning equipment acquired in 1998 and related depreciation for such assets. The IRS also proposed penalties for the underpayment of tax. In February 2005, we resolved all issues with the IRS related to the 1998 to 2000 tax period, including interest and proposed penalties. In connection with the resolution of this audit, on February 22, 2005, we paid $176 million (after utilization of all available federal net operating losses and alternative minimum tax credit carry-forwards), including interest through the date of payment. The payment was funded through the issuance of commercial paper. The amount we paid is consistent with our accrual as of December 31, 2004, and is included in “Accrued expenses.”
      In 2005, the IRS began auditing our federal income tax returns for 2001 and 2002. We believe that Ryder has not entered into any other transactions since 2000 that raise the same type of issues identified by the IRS in its most recent audit.

12.	LEASES

Direct Financing Leases
      Ryder leases revenue earning equipment to customers as direct financing leases. The net investment in direct financing leases consisted of:

	December 31

	2004	2003

	(In thousands)
Total minimum lease payments receivable	$646,950	687,587
Less: Executory costs	(193,892)	(203,293)

Minimum lease payments receivables	453,058	484,294
Less: Allowance for uncollectibles	(782)	(489)

Net minimum lease payments receivable	452,276	483,805
Unguaranteed residuals	86,323	78,842
Less: Unearned income	(137,589)	(156,765)

Net investment in direct financing leases	401,010	405,882
Current portion	(67,671)	(61,791)

Non-current portion	$333,339	344,091

Operating Leases as Lessee
      Ryder leases vehicles, facilities and office equipment under operating lease agreements. Generally, vehicle lease agreements specify that rental payments be adjusted periodically based on changes in interest rates and provide for early termination at stipulated values. None of our leasing arrangements contain restrictive financial covenants.
      We periodically enter into sale and leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors (e.g., regional banks, pension plans, insurance companies, etc.) and to diversify our funding among different types of funding

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
instruments. These sale-leaseback transactions are often executed with third-party financial institutions that are not deemed to be VIEs. In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense. During 2004, we completed two sale-leaseback transactions of revenue earning equipment with third-party financial institutions not deemed to be VIEs. Proceeds from the sale-leaseback transactions totaled $97 million. In connection with these leases we have provided limited guarantees of the residual values of the leased vehicles (residual value guarantees) that are conditioned upon disposal of the leased vehicles prior to the end of their lease term.
      As more fully described in Note 13, “Debt,” effective July 2003, we consolidated two vehicle securitization trusts that were considered VIEs. These trusts were previously established as part of sale-leaseback (vehicle securitization) transactions that were originally afforded off-balance sheet treatment. As part of the vehicle securitization transactions, we are obligated to make lease payments only to the extent of collections on the related vehicle leases and vehicle sales. Since July 2003, these payments are reflected as debt payments, rather than contingent rental payments in the consolidated financial statements.
      As previously discussed, certain leases contain purchase and/or renewal options, as well as limited guarantees for a portion of the lessor’s residual value. The amount of residual value guarantees expected to be paid is recognized as rent expense over the expected remaining term of the lease. Facts and circumstances that impact management’s estimates of residual value guarantees include the market for used equipment, the condition of the equipment at the end of the lease and inherent limitations in the estimation process. See Note 15, “Guarantees,” for additional information.
      The following table presents the activity of the reserve for residual value guarantees for the years ended December 31, 2004, 2003 and 2002:

	Beginning	Charged to		Ending
	Balance	Earnings	Deductions	Balance

	(In thousands)
2004	$10,534	1,250	(5,578)	6,206
2003	$27,770	1,665	(18,901)	10,534
2002	$44,095	19,052	(35,377)	27,770
          2004 Activity
      The overall decline in the reserve activity reflects the decrease in the number of vehicles held under operating leases during 2004 as compared with earlier years. Additionally, improved vehicle market prices in 2004 resulted in higher estimates of vehicle residual values than previously anticipated. During 2004, the number of vehicles held under lease declined 26% in comparison to 2003.
          2003 Activity
      The overall decline in the reserve activity reflects the decrease in the number of vehicles held under operating leases during 2003 as compared with earlier years. Additionally, improved vehicle market prices in 2003 resulted in higher estimates of vehicle residual values than previously anticipated. During 2003, the number of vehicles held under lease declined 72% in comparison to 2002.
          2002 Activity
      The overall decline in the reserve activity reflects the decrease in the number of vehicles held under operating leases during 2002 as compared with 2001. Additionally, improved vehicle market prices in 2002

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
resulted in higher estimates of vehicle residual values than previously anticipated. During 2002, the number of vehicles held under lease declined 30% in comparison to 2001.
      During 2004, 2003 and 2002, rent expense (including rent of facilities included in “Operating expense,” but excluding contingent rentals) was $171 million, $211 million and $244 million, respectively. During 2003 and 2002, contingent rentals on securitized vehicles were $52 million and $114 million, respectively. During 2004, 2003 and 2002, contingent rentals comprised of residual value guarantees, payments based on miles run and adjustments to rental payments for changes in interest rates on all other leased vehicles were $(2) million, $(3) million and $13 million.

Lease Payments
      Future minimum payments for leases in effect at December 31, 2004 were as follows:

	As Lessor(1)		As Lessee

		Direct
	Operating	Financing	Operating
	Leases	Leases	Leases

	(In thousands)
2005	$996,630	140,955	106,326
2006	723,752	125,370	83,459
2007	497,840	109,972	61,975
2008	340,570	92,140	36,205
2009	220,314	71,483	27,041
Thereafter	148,121	107,030	77,494

Total	$2,927,227	646,950	392,500

(1)	Amounts do not include contingent rentals, which may be received under certain leases on the basis of miles of use or changes in the Consumer Price Index. Contingent rentals from operating leases included in revenue during 2004, 2003 and 2002 were $285 million, $264 million and $267 million, respectively. Contingent rentals from direct financing leases included in revenue during 2004, 2003 and 2002 were $29 million, $30 million and $30 million, respectively.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.	DEBT

	December 31

	2004	2003

	(In thousands)
U.S. commercial paper	$119,000	115,000
Canadian commercial paper	80,869	—
Unsecured U.S. notes:
Debentures, 6.50% to 9.88%, due 2005 to 2017	325,870	325,810
Medium-term notes, 3.50% to 8.10%, due 2006 to 2025	795,640	732,034
Unsecured foreign obligations, 2.39% to 9.75%, due 2005 to 2009	162,072	197,594
Asset-backed securities, 5.81% to 7.70%, due 2005 to 2010 (1)	186,457	294,991
Other debt	55,000	57,043
Capital leases	53,397	79,137

Total debt before fair market value adjustment	1,778,305	1,801,609
Fair market value adjustment on notes subject to hedging (2)	4,911	14,291

Total debt	1,783,216	1,815,900
Current portion	(389,550)	(366,411)

Long-term debt	$1,393,666	1,449,489

(1)	Asset-backed securities represent outstanding debt of consolidated VIEs. Asset-backed securities are collateralized by cash reserve deposits (included in “Direct financing leases and other assets”) and revenue earning equipment of consolidated VIEs totaling $218 million and $350 million at December 31, 2004 and 2003, respectively.

(2)	The notional amount of executed interest rate swaps designated as fair value hedges was $285 million and $322 million at December 31, 2004 and 2003, respectively.
     Maturities of debt (including sinking fund requirements) and minimum payments under capital leases are as follows:

	Capital Leases	Debt

	(In thousands)
2005	$36,514	$354,482
2006	17,850	236,010
2007	351	335,768
2008	162	112,381
2009	—	429,727
Thereafter	—	261,451

Total	54,877	$1,729,819

Imputed interest	(1,480)

Present value of minimum capitalized lease payments	53,397
Current portion	(35,068)

Long-term capitalized lease obligations	$18,329

      During May 2004, Ryder refinanced its $860 million credit facility with a new five-year $870 million global revolving credit agreement with a syndicate of lenders. The credit facility is used to finance working capital and provide support for the issuance of commercial paper. The credit facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at December 31, 2004). Foreign borrowings of $24 million and $44 million were outstanding under the facility at December 31, 2004 and 2003, respectively. At Ryder’s option, the interest rate on borrowings

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 15.0 basis points, which applies to the total facility of $870 million, and is based on Ryder’s current credit ratings. The credit facility contains no provisions restricting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, Ryder must maintain a ratio of debt to consolidated tangible net worth, as defined in the agreement, of less than or equal to 300%. The ratio at December 31, 2004 was 99%. At December 31, 2004, $646 million was available under this global revolving credit facility.
      The weighted-average interest rates for outstanding U.S. commercial paper at December 31, 2004 and 2003 were 2.36% and 1.22%, respectively. The weighted-average interest rate for outstanding Canadian commercial paper at December 31, 2004 was 2.60%. There was no outstanding Canadian commercial paper balance at December 31, 2003. Commercial paper supported by the long-term revolving credit facility previously discussed, is classified as long-term debt based upon our intent and ability to refinance these borrowings on a long-term basis.
      During 2004, we issued $135 million of unsecured medium-term notes maturing in March 2009 and made $72 million of scheduled unsecured note payments. The proceeds from the notes were used to reduce other outstanding borrowings.
      During 2003, Ryder filed a universal shelf registration statement with the Securities and Exchange Commission to issue up to $800 million of available securities. Proceeds from debt issuances under the universal shelf registration statement are expected to be used for capital expenditures, debt refinancing and general corporate purposes. At December 31, 2004, Ryder had $665 million of debt securities available for issuance under the latest registration statement. Ryder had unamortized original issue discounts of $15 million for the medium-term notes and debentures at both December 31, 2004 and 2003.
      Effective July 1, 2003, Ryder consolidated two vehicle lease trusts that were considered VIEs. The activities of each of the separately rated vehicle lease trusts and related debt were originally afforded off-balance sheet treatment under existing accounting rules. Each of these trusts was established as part of vehicle securitization transactions. These vehicle securitization transactions typically involve the sale and leaseback of revenue earning equipment under lease to our customers to a vehicle lease trust (a special purpose entity), which purchases the revenue earning equipment with cash raised primarily through the issuance of debt instruments in the public markets. Third-party investors have recourse to the revenue earning equipment in the trusts and benefit from credit enhancements provided by Ryder, in the form of up-front cash reserve deposits, as additional security to the extent that delinquencies and losses on customer leases and related vehicle sales are incurred. Outstanding principal of asset-backed senior notes issued by the trusts in connection with these transactions was $186 million at December 31, 2004. The outstanding notes have a weighted-average interest rate of 6.47%. At December 31, 2004, the cash reserve deposits maintained by Ryder totaled $25 million, and are included in “Direct financing leases and other assets” in the accompanying balance sheet. Other than the credit enhancements, Ryder does not guarantee the third-party investors’ interests in the vehicle lease trusts.
      At December 31, 2004 and 2003, Ryder had letters of credit outstanding totaling $168 million and $162 million, respectively, which primarily guarantee various insurance activities. See Note 15, “Guarantees,” for further discussion on outstanding letters of credit.
      Interest paid totaled $101 million in 2004, $94 million in 2003 and $94 million in 2002.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
      During 2004, Ryder entered into an interest rate swap with a notional value of $27 million. The swap was accounted for as a cash flow hedge whereby we receive foreign variable interest payments in exchange for making fixed interest payments. The swap agreement matures in April 2007. The fair value of the swap is recognized as an adjustment to accumulated other comprehensive loss. We expect that any amounts that will be reclassified to earnings in the future from accumulated other comprehensive loss will be immaterial.
      During 2002, Ryder entered into interest rate swap agreements designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. At December 31, 2004, these interest rate swap agreements effectively changed $285 million of fixed-rate debt instruments with a weighted-average fixed interest rate of 6.7% to LIBOR-based floating rate debt at a current weighted-average interest rate of 4.6%. At December 31, 2003, these interest rate swap agreements effectively changed $322 million of fixed-rate debt instruments with a weighted-average interest rate of 6.7% to LIBOR-based floating rate debt at a weighted-average interest rate of 3.0%. The fair value of the interest rate swap agreements was classified in “Direct financing leases and other assets.” Changes in the fair value of the interest rate swaps are offset by changes in the fair value of the debt instruments and no net gain or loss is recognized in earnings. During 2004 and 2003, the decrease in the fair value of interest rate swaps totaled $9 million and $10 million, respectively. These contracts mature from November 2005 to October 2007.
      During 2002, Ryder also entered into two interest rate cap agreements covering a total notional amount of $160 million. These cap agreements mature in October and November of 2005. The interest rate cap agreements serve as an economic hedge against increases in interest rates and have not been designated as hedges for accounting purposes. The fair value of the interest rate cap agreements was classified in “Direct financing leases and other assets.” During 2004, 2003 and 2002, the decrease in the fair value of interest rate caps totaled approximately $0.1 million, $0.4 million and $2 million, respectively, and was reflected as interest expense.
      During 2001, Ryder also entered into an interest rate swap agreement with a notional value of $22 million. The swap agreement matured in 2004. The swap was accounted for as a cash flow hedge whereby we received foreign variable interest payments in exchange for making fixed interest payments. The fair value of the swap was recognized as an adjustment to accumulated other comprehensive loss. For the years ended December 31, 2004, 2003 and 2002, the amounts reclassified to earnings from accumulated other comprehensive loss were immaterial.
      We estimate the fair value of derivatives based on dealer quotations. For the years ended December 31, 2004, 2003 and 2002, there was no measured ineffectiveness in Ryder’s designated hedging transactions.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Currency Risk
      From time to time, we use forward foreign currency exchange contracts and cross-currency swaps to manage our exposure to movements in foreign currency exchange rates.
      During 2004, Ryder entered into forward foreign currency exchange contracts to mitigate the risk of foreign currency movements on intercompany transactions denominated in British pounds. At December 31, 2004, the aggregate notional value of the outstanding contracts was $3 million. These forward foreign currency exchange contracts are accounted for as cash flow hedges and mature in February and May 2005. The fair values of the forward foreign currency exchange contracts are recognized as an adjustment to accumulated other comprehensive loss. We expect that any amounts that will be reclassified to earnings in the future from accumulated other comprehensive loss will be immaterial.
      In November 2002, Ryder entered into a five-year $78 million cross-currency swap to hedge our net investment in a foreign subsidiary. The hedge is effective in eliminating the risk of foreign currency movements on the investment and as such, it is accounted for under the net investment hedging rules. Losses associated with changes in the fair value of the cross-currency swap for the years ended December 31, 2004, 2003 and 2002 were $7 million, $6 million and $2 million, respectively, and are reflected in the currency translation adjustment element within “Accumulated other comprehensive loss.” By rule, interest costs associated with the cross-currency swap are required to be reflected in “Accumulated other comprehensive loss.” Cumulative interest costs associated with the cross-currency swap reflected in accumulated other comprehensive loss were $2 million and $0.9 million at December 31, 2004 and 2003, respectively, and will be recognized in earnings upon sale or repatriation of our net investment in the foreign subsidiary.

Fair Value
      The following table represents the carrying amounts and estimated fair values of certain of Ryder’s financial instruments at December 31, 2004 and 2003. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties (fair values were based on dealer quotations that represent the discounted future cash flows through maturity or expiration using current rates):

	December 31

	2004		2003

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

	(In thousands)
Assets:
Interest rate swaps	$4,911	4,911	14,291	14,291
Interest rate caps	—	—	140	140
Forward foreign currency exchange contracts	100	100	—	—
Liabilities:
Total debt(1)	1,729,819	1,795,091	1,736,763	1,834,820
Cross-currency swap	15,946	15,946	8,614	8,614

(1)	The carrying amount of total debt excludes capital leases of $53 million and $79 million at December 31, 2004 and 2003, respectively.
     The carrying amounts of all other instruments approximated fair value at December 31, 2004 and 2003.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.	GUARANTEES
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
      At December 31, 2004, the maximum determinable exposure of guarantees and the corresponding liability, if any, currently recorded on the consolidated balance sheet, were as follows:

	Maximum	Carrying
	Exposure of	Amount
Guarantee	Guarantee	of Liability

	(In thousands)
Vehicle residual value guarantees:
Sales and leaseback arrangements — end of term guarantees(1)	$5,655	22
Finance lease program	4,496	1,344
Used vehicle financing	4,101	1,576
Standby letters of credit	12,208	—

Total	$26,460	2,942

(1)	Amounts exclude contingent rentals associated with residual value guarantees on certain vehicles held under operating leases for which the guarantees are conditioned upon disposal of the leased vehicles prior to the end of their lease term. Ryder’s maximum exposure for such guarantees was approximately $222 million, with $6 million recorded as a liability at December 31, 2004.
     Ryder has entered into transactions for the sale and operating leaseback of revenue earning equipment. In connection with the transactions, Ryder provided the lessors with residual value guarantees at the end of the lease term. Therefore, if the sales proceeds from the final disposition of any such vehicle are less than the corresponding residual value guarantee, Ryder is required to pay the difference to the lessor. Our maximum exposure for such guarantees was approximately $6 million at December 31, 2004.
      Ryder provided vehicle residual value guarantees to independent third parties relating to customer finance lease programs. If the sales proceeds from the final disposition of the assets are less than the residual value guarantee, Ryder is required to pay the difference to the independent third party. Our maximum exposure for such guarantees was approximately $4 million, with $1 million recorded as a liability at December 31, 2004. The major finance lease program was replaced with a new program in 2003, where we no longer provide any form of residual value guarantee.
      Ryder maintains agreements with independent third parties for the financing of used vehicle purchases by customers. The agreements require that Ryder provide financial guarantees on defaulted customer contracts up to a maximum exposure amount. Our maximum exposure for such guarantees was approximately $4 million, with $2 million recorded as a liability at December 31, 2004.
      At December 31, 2004, Ryder had letters of credit outstanding, which primarily guarantee various insurance activities. Certain of these letters of credit guarantee insurance activities associated with

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
insurance claim liabilities transferred in conjunction with the sale of certain businesses reported as discontinued operations in previous years. To date, the insurance claims, representing per claim deductibles payable under third-party insurance policies, have been paid by the companies that assumed such liabilities. However, if all or a portion of the assumed claims of approximately $12 million are unable to be paid, the third-party insurers may have recourse against certain of the outstanding letters of credit provided by Ryder in order to satisfy the unpaid claim deductibles. In order to reduce our potential exposure to these claims, we have received letters of credit from the purchaser of the businesses referred to above totaling $8 million and are contracted to receive additional letters of credit in the amount of $1 million each quarter through the third quarter of 2005. At such time, and periodically thereafter, an actuarial valuation will be made to determine the remaining amount of the insurance claim liabilities and the letters of credit issued in our favor will be adjusted accordingly.

16.	SHAREHOLDERS’ EQUITY

Share Repurchase Programs
      In 2003, our Board of Directors authorized a two-year share repurchase program intended to mitigate, in part, the dilutive impact of shares issued under our various employee stock option and employee stock purchase plans. Under the program, shares of common stock were purchased in a dollar amount not to exceed the proceeds generated from the issuance of common stock to employees since January 1, 2003 up to $90 million. During the second quarter of 2004, we completed the share repurchase program. In 2004, we purchased and retired approximately 2.4 million shares at an aggregate cost of $87 million. In 2003, we purchased and retired 117,500 shares at an aggregate cost of $3 million.
      In July 2004, our Board of Directors authorized a new two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. Under this program, shares of common stock are purchased in an amount not to exceed the number of shares issued to employees since May 1, 2004, which totaled approximately 1.6 million shares at December 31, 2004. The program limits aggregate share repurchases to no more than 3.5 million shares of Ryder common stock. At December 31, 2004, we repurchased and retired approximately 1.4 million shares at an aggregate cost of $62 million. Management was granted the authority to establish a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the repurchase program.

Preferred Stock
      Until December 31, 2003, Ryder had Preferred Stock Purchase Rights (Rights) outstanding, which were to expire on March 18, 2006. The rights contained provisions to protect shareholders in the event of an unsolicited attempt to acquire Ryder that was not believed by the Board of Directors to be in the best interest of shareholders. The Rights, evidenced by common stock certificates, were subject to anti-dilution provisions and were not exercisable, transferable or exchangeable apart from the common stock until certain ownership limits or tender offers occurred. The Rights entitled the holder, among other things, to purchase common stock of Ryder (or surviving corporation) at a discount from market price. The Rights had no voting rights and were redeemable, at Ryder’s option at a price of $0.01 per Right.
      On December 26, 2003, Ryder’s Board of Directors approved and adopted an amendment to its shareholder rights plan. Under the terms of the amendment, the Rights expired at the close of business on December 31, 2003, rather than on March 18, 2006. In addition, the rights agreement terminated upon the expiration of the Rights.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17.	STOCK-BASED COMPENSATION PLANS

Stock Option Plans
      Ryder sponsors various stock option and incentive plans that provide for the granting of options to employees and directors for purchase of common stock at prices equal to fair market value at the time of grant. Options granted under all plans are for terms not exceeding 10 years and are exercisable cumulatively 20% to 50% each year based on the terms of the grant.
      The following table summarizes the status of our stock option plans:

	Years ended December 31

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

	(Shares in thousands)
Beginning of year	6,805	$25.46	8,619	$25.18	8,914	$24.43
Granted	1,236	37.83	1,150	22.39	1,292	26.91
Exercised	(3,308)	25.67	(1,700)	22.25	(1,342)	21.92
Forfeited	(238)	27.71	(1,264)	25.07	(245)	24.88

End of year	4,495	$28.60	6,805	$25.46	8,619	$25.18

Exercisable at end of year	2,155	$25.94	4,576	$26.40	5,576	$26.55

Available for future grant	3,360	N/A	4,481	N/A	4,160	N/A

      Information about options in various price ranges at December 31, 2004 follows:

	Options Outstanding			Options Exercisable

		Remaining	Weighted-		Weighted-
		Life (In	Average		Average
Price Ranges	Shares	years)	Price	Shares	Price

	(Shares in thousands)
$15.00-20.00	418	5.5	$17.71	418	$17.71
20.00-25.00	1,145	5.2	21.85	377	21.41
25.00-35.00	1,406	3.7	27.67	1,055	27.87
35.00-40.00	1,433	5.4	36.74	305	36.16
40.00-55.00	93	6.8	49.19	—	N/A

Total	4,495	4.8	$28.60	2,155	$25.94

Stock Purchase Plans
      The Employee Stock Purchase Plan provides for periodic offerings to substantially all U.S. and Canadian employees to subscribe to shares of Ryder’s common stock at 85% of the fair market value on either the date of offering or the last day of the purchase period, whichever is less. The stock purchase plan currently in effect provides for quarterly purchase periods. The U.K. Share Investment Plan provides for periodic offerings to substantially all U.K. employees to subscribe to shares of Ryder’s common stock at the fair market value on the date of the offering.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      The following table summarizes the status of Ryder’s stock purchase plans:

	Years ended December 31

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

	(Shares in thousands)
Beginning of year	—	$—	—	$—	40	$30.28
Granted	418	33.59	547	19.90	436	20.53
Exercised	(418)	33.59	(547)	19.90	(436)	20.53
Forfeited	—	—	—	—	(40)	30.28

End of year	—	$—	—	$—	—	$—

Exercisable at end of year	—	N/A	—	N/A	—	N/A

Available for future grant	315	N/A	733	N/A	1,280	N/A

Stock-Based Compensation Fair Value Assumptions
      The following table sets forth the assumptions used in Ryder’s valuation of stock option grants for pro forma disclosures of stock-based compensation determined under the fair value method of accounting:

	Years ended December 31

	2004	2003	2002

Dividend yield	1.2%	1.7%	2.7%
Expected volatility	30.7%	29.7%	29.6%
Option plans:
Risk-free interest rate	3.0%	3.3%	4.7%
Weighted-average expected life	4 years	6 years	6 years
Weighted-average grant-date fair value per option	$9.60	$5.74	$7.52
Purchase plans:
Risk-free interest rate	1.2%	1.2%	2.0%
Weighted-average expected life	0.25 year	0.25 year	0.25 year
Weighted-average grant-date fair value per option	$8.18	$4.75	$5.09

Restricted Stock Plans
      Key employee plans also provide for the issuance of restricted stock or stock units at no cost to the employee. The value of restricted stock, equal to the fair market value at the time of grant, is recorded in shareholders’ equity as deferred compensation and recognized as compensation expense as the restricted stock vests over the periods established for each grant generally ratably over three years. Awards under a non-employee director plan may also be granted in tandem with restricted stock units at no cost to the grantee. The value of restricted stock units is recognized as compensation expense ratably over the vesting period of the award.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      The following table summarizes information about restricted stock awards:

	Years ended December 31

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

	(Shares in thousands)
Beginning of year	292	$21.36	341	$20.85	416	$20.64
Granted	94	40.97	79	23.79	11	27.56
Vested	(90)	20.87	(46)	22.57	(23)	26.48
Forfeited	(21)	21.72	(82)	20.87	(63)	18.83

End of year	275	$28.18	292	$21.36	341	$20.85

      Annual compensation expense of restricted stock totaled approximately $2 million, $1 million and $1 million in 2004, 2003 and 2002, respectively.

18.	EARNINGS PER SHARE INFORMATION
      A reconciliation of the number of shares used in computing basic and diluted EPS follows:

	Years ended December 31

	2004	2003	2002

	(In thousands)
Weighted-average shares outstanding — Basic	64,280	62,954	61,571
Effect of dilutive options and unvested restricted stock	1,391	917	1,016

Weighted-average shares outstanding — Diluted	65,671	63,871	62,587

Anti-dilutive options not included above	93	3,231	4,368

19.	EMPLOYEE BENEFIT PLANS

Pension Plans
      Ryder sponsors several defined benefit pension plans covering most employees not covered by union-administered plans, including certain employees in foreign countries. These plans generally provide participants with benefits based on years of service and career-average compensation levels. The funding policy for these plans is to make contributions based on annual service costs plus amortization of unfunded past service liability but not greater than the maximum allowable contribution deductible for Federal income tax purposes. The majority of the plans’ assets are invested in a master trust that, in turn, is primarily invested in listed stocks and bonds.
      Ryder also participates in multiemployer plans that provide defined benefits to certain employees covered by collective-bargaining agreements. Such plans are usually administered by a board of trustees comprised of the management of the participating companies and labor representatives. The net pension cost of these plans is equal to the annual contribution determined in accordance with the provisions of negotiated labor contracts. Assets contributed to such plans are not segregated or otherwise restricted to provide benefits only to employees of Ryder.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      Pension expense was as follows:

	Years ended December 31

	2004	2003	2002

	(In thousands)
Company-administered plans:
Service cost	$36,473	34,141	29,196
Interest cost	71,465	66,687	60,330
Expected return on plan assets	(82,312)	(64,250)	(75,731)
Amortization of transition asset	(29)	(26)	(24)
Recognized net actuarial loss	31,639	39,943	9,508
Amortization of prior service cost	2,186	2,276	2,276

	59,422	78,771	25,555
Union-administered plans	4,012	3,677	3,384

Net pension expense	$63,434	82,448	28,939

Company-administered plans:
U.S.	$44,484	61,941	13,447
Non-U.S.	14,938	16,830	12,108

	59,422	78,771	25,555
Union-administered plans	4,012	3,677	3,384

	$63,434	82,448	28,939

      The following table sets forth the weighted-average actuarial assumptions used for Ryder’s pension plans in determining annual pension expense:

	U.S. Plans			Non-U.S. Plans
	January 1			January 1

	2004	2003	2002	2004	2003	2002

Discount rate	6.00%	6.50%	7.00%	5.61%	5.68%	5.64%
Rate of increase in compensation levels	5.00%	5.00%	5.00%	3.50%	3.50%	3.50%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.75%	7.92%	8.40%	8.40%
Transition amortization in years	9	9	6	7	8	9
Gain and loss amortization in years	9	9	6	8	8	8
      The return on plan assets reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plans. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns in the plan assets.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      The following table sets forth the balance sheet impact, as well as the benefit obligations, assets and funded status associated with Ryder’s pension plans:

	December 31

	2004	2003

	(In thousands)
Change in benefit obligations:
Benefit obligations at January 1,	$1,202,952	1,023,582
Service cost	36,473	34,141
Interest cost	71,465	66,687
Actuarial loss	47,484	99,793
Benefits paid	(44,597)	(41,956)
Foreign currency exchange rate changes	16,579	20,705

Benefit obligations at December 31,	1,330,356	1,202,952

Change in plan assets:
Fair value of plan assets at January 1,	964,890	756,464
Actual return on plan assets	101,076	164,551
Employer contribution	69,687	67,768
Plan participants’ contributions	2,422	2,685
Benefits paid	(44,597)	(41,956)
Foreign currency exchange rate changes	12,908	15,378

Fair value of plan assets at December 31,	1,106,386	964,890

Funded status	(223,970)	(238,062)
Unrecognized transition asset	(221)	(234)
Unrecognized prior service cost	8,804	10,950
Unrecognized net actuarial loss	370,766	369,226

Net amount recognized	$155,379	141,880

      Amounts recognized in the balance sheet consist of:

	December 31

	2004	2003

	(In thousands)
Accrued benefit liability	$(153,288)	(159,442)
Intangible assets	8,804	10,950
Accumulated other comprehensive loss (pre-tax)	299,863	290,372

Net amount recognized	$155,379	141,880

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      Information related to Ryder’s pension plans with accumulated benefit obligations in excess of the fair value of plan assets is as follows:

	U.S. Plans		Non-U.S. Plans		Total
	December 31		December 31		December 31

	2004	2003	2004	2003	2004	2003

	(In thousands)
Projected benefit obligation	$1,082,327	1,004,520	248,029	198,432	1,330,356	1,202,952
Fair value of plan assets	912,492	812,654	193,894	152,236	1,106,386	964,890

Funded status	$(169,835)	(191,866)	(54,135)	(46,196)	(223,970)	(238,062)

Accumulated benefit obligation	$1,021,098	932,759	238,576	191,573	1,259,674	1,124,332
      Our annual measurement dates are December 31st for both U.S. and non-U.S. pension plans. The following table sets forth the weighted-average actuarial assumptions used for Ryder’s pension plans in determining funded status:

	U.S. Plans		Non-U.S. Plans
	December 31		December 31

	2004	2003	2004	2003

Discount rate	5.90%	6.00%	5.58%	5.61%
Rate of increase in compensation levels	4.00%	5.00%	3.50%	3.50%
      The percentage of fair value of total assets by asset category and target allocations is as follows:

	U.S. Plans				Non- U.S. Plans

	Actual December 31		Target		Actual December 31		Target

	2004	2003	2004	2003	2004	2003	2004	2003

Asset category:
Equity securities	75%	75%	70%	70%	76%	76%	77%	77%
Debt securities	22%	23%	26%	26%	23%	22%	23%	23%
Other	3%	2%	4%	4%	1%	2%	0%	0%

	100%	100%	100%	100%	100%	100%	100%	100%

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      The following table details pension benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter:

Benefits

(In thousands)
2005	$48,099
2006	50,446
2007	52,909
2008	56,483
2009	60,768
2010-2014	380,084
      For 2005, pension contributions to Ryder’s U.S. pension plans and non-U.S. pension plans are estimated to be $26 million and $13 million, respectively.

Savings Plans
      Ryder also has defined contribution savings plans that are available to substantially all U.S. employees. Costs recognized for these plans equal to Ryder’s total contributions, which are based on employee contributions and the level of Ryder performance, totaled $19 million in 2004, $15 million in 2003 and $15 million in 2002.

Supplemental Pension, Deferred Compensation and Long-Term Compensation Plans
      Ryder has a non-qualified supplemental pension plan covering certain U.S. employees, which provides for incremental pension payments from Ryder’s funds so that total pension payments equal amounts that would have been payable from Ryder’s principal pension plans if it were not for limitations imposed by income tax regulations. The accrued pension expense liability related to this plan was $26 million and $22 million at December 31, 2004 and 2003, respectively.
      Ryder also has deferred compensation plans that permit eligible U.S. employees, officers and directors to defer a portion of their compensation. The deferred compensation liability, including Ryder matching amounts and accumulated earnings, totaled $24 million and $23 million at December 31, 2004 and 2003, respectively.
      Ryder also has a long-term compensation plan under which the Compensation Committee of the Board of Directors is authorized to reward key executives with additional compensation contingent upon attainment of critical business objectives. Performance is measured each year of the plan individually against an annual performance goal. Achievement of the performance target or failure to achieve the performance target in one year does not affect the target, performance goals or compensation for any other plan year. The amounts earned under the plan vest upon the six and eighteen month anniversaries of the end of the plan’s three-year cycle. Compensation expense under the plan is recognized in earnings over the vesting period. Total compensation expense recognized under the plan was $2 million, $0.6 million and $0.1 million in 2004, 2003 and 2002, respectively. The accrued compensation liability related to this plan was $3 million and $1 million at December 31, 2004 and 2003, respectively.
      Ryder has established grantor trusts (Rabbi Trusts) to provide funding for benefits payable under the supplemental pension plan, deferred compensation plans and long-term compensation plan. The assets held in the trusts at December 31, 2004 and 2003 amounted to $25 million and $21 million, respectively. The Rabbi Trusts’ assets consist of short-term cash investments and a managed portfolio of equity securities, including Ryder’s common stock. These assets, except for the investment in Ryder’s common stock, are included in “Direct financing leases and other assets” in the accompanying balance sheets because they are available to the general creditors of Ryder in the event of Ryder’s insolvency. The equity securities are

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
classified as trading assets and stated at fair value. Both realized and unrealized gains and losses are included in “Miscellaneous income, net.” The Rabbi Trusts’ investment of $3 million in Ryder’s common stock, at both December 31, 2004 and 2003, is reflected at historical cost and included in shareholders’ equity in the accompanying balance sheet.

Postretirement Benefits Other than Pensions
      Ryder sponsors plans that provide retired employees with certain healthcare and life insurance benefits. Substantially all employees not covered by union-administered health and welfare plans are eligible for the healthcare benefits. Healthcare benefits for Ryder’s principal plans are generally provided to qualified retirees under age 65 and eligible dependents. Generally these plans require employee contributions that vary based on years of service and include provisions that limit Ryder contributions.
      Total periodic postretirement benefit expense was as follows:

	Years ended December 31

	2004	2003	2002

	(In thousands)
Service cost	$964	957	911
Interest cost	2,295	2,546	2,564
Recognized net actuarial loss (gain)	441	564	(68)
Amortization of prior service credit	(1,157)	(1,157)	(1,157)

Postretirement benefit expense	$2,543	2,910	2,250

Company-administered plans:
U.S.	$2,214	2,708	2,085
Non-U.S.	329	202	165

	$2,543	2,910	2,250

      Assumptions used in determining periodic postretirement benefit expenses was as follows:

	U.S. Plans			Non-U.S. Plans
	January 1			January 1

	2004	2003	2002	2004	2003	2002

Discount rate	6.00%	6.50%	7.00%	6.25%	6.75%	6.75%

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      Ryder’s postretirement benefit plans are not funded. The following table sets forth the balance sheet impact, as well as the benefit obligations and rate assumptions associated with Ryder’s postretirement benefit plans:

	December 31

	2004	2003

	(In thousands)
Benefit obligations at January 1,	$42,468	39,883
Service cost	964	957
Interest	2,295	2,546
Actuarial (gain) loss	(2,259)	3,107
Benefits paid	(4,072)	(3,697)
Curtailment	—	(571)
Decrease due to Medicare Subsidy	(425)	—
Foreign currency exchange rate changes	171	243

Benefit obligations at December 31,	39,142	42,468
Unrecognized prior service credit	4,081	5,238
Unrecognized net actuarial loss	(8,458)	(11,591)

Accrued postretirement benefit obligation	$34,765	36,115

      Our annual measurement dates are December 31 for both U.S. and Non-U.S. postretirement benefit plans. Assumptions used in determining accrued postretirement benefit obligations are as follows:

	U.S. Plan		Non-U.S. Plan
	December 31		December 31

	2004	2003	2004	2003

Discount rate	5.90%	6.00%	6.00%	6.25%
Rate of increase in compensation levels	4.00%	5.00%	3.50%	3.50%
Health care cost trend rate assumed for next year	10.00%	11.00%	10.00%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	6.00%	6.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2010	2010	2014	2011
      Changing the assumed healthcare cost trend rates by 1% in each year would not have a material effect on the accumulated postretirement benefit obligation at December 31, 2004 or postretirement benefit expense for 2004.
      The following table details other postretirement benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter:

Benefits

(In thousands)
2005	$3,979
2006	3,790
2007	3,536
2008	3,357
2009	3,206
2010-2014	15,908

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20.	ENVIRONMENTAL MATTERS
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
      Ryder’s environmental expenses, which included remediation costs as well as normal recurring expenses such as licensing, testing and waste disposal fees were $10 million, $12 million and $10 million in 2004, 2003 and 2002, respectively. The carrying amount of Ryder’s environmental liabilities was $17 million at December 31, 2004 and $15 million at December 31, 2003.
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
      Ryder is a party to various claims, legal actions and complaints arising in the ordinary course of business. While any proceeding or litigation has an element of uncertainty, management believes that the disposition of these matters will not have a material impact on the consolidated financial position, liquidity or results of operations of Ryder.

22.	SEGMENT REPORTING
      Ryder’s operating segments are aggregated into reportable business segments based primarily upon similar economic characteristics, products, services and delivery methods. Ryder operates in three reportable business segments: (1) FMS, which provides full service leasing, commercial rental and programmed maintenance of trucks, tractors and trailers to customers, principally in the U.S., Canada and the U.K.; (2) SCS, which provides comprehensive supply chain consulting and lead logistics management solutions that support customers’ entire supply chains, from inbound raw materials through distribution of finished goods throughout North America, in Latin America, Europe and Asia; and (3) DCC, which provides vehicles and drivers as part of a dedicated transportation solution in North America.
      Ryder’s primary measurement of segment financial performance, defined as “Net Before Taxes” (NBT), includes an allocation of Central Support Services (CSS) and excludes restructuring and other charges, net. CSS represents those costs incurred to support all business segments, including sales and marketing, human resources, finance, corporate services, shared management information systems, customer solutions, health and safety, legal and communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and as such, remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, corporate communications, public affairs and certain executive

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
compensation. CSS costs attributable to the business segments are generally allocated to FMS, SCS and DCC as follows:

•	Sales and marketing, finance, corporate services and health and safety — allocated based upon estimated and planned resource utilization;

•	Human resources — individual costs within this category are allocated in several ways, including allocation based on estimated utilization and number of personnel supported;

•	Information technology — allocated principally based upon utilization-related metrics such as number of users or minutes of CPU time. Customer-related project costs and expenses are allocated to the business segment responsible for the project; and

•	Other — represents purchasing, legal, and other centralized costs and expenses including certain incentive compensation costs. Expenses, where allocated, are based primarily on the number of personnel supported.
      In 2004, we changed our methodology of allocating sales support costs between FMS and DCC segments and insurance related costs between FMS, SCS and DCC segments. Accordingly, 2003 and 2002 segment NBT measures have been adjusted to provide the retroactive effect of these changes. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Each business segment follows the same accounting policies as described in Note 1, “Summary of Significant Accounting Policies.”
      Business segment revenue and NBT are presented below:

	Years ended December 31

	2004	2003	2002

	(In thousands)
Revenue from external customers:
Fleet Management Solutions	$3,290,175	2,925,135	2,870,005
Supply Chain Solutions	1,354,003	1,362,428	1,388,299
Dedicated Contract Carriage	506,100	514,731	517,961

	5,150,278	4,802,294	4,776,265
Intersegment revenue:
Fleet Management Solutions	312,664	306,540	313,017
Eliminations	(312,664)	(306,540)	(313,017)

Total revenue	$5,150,278	4,802,294	4,776,265

NBT:
Fleet Management Solutions	$312,706	194,940	214,692
Supply Chain Solutions	37,079	40,064	(7,485)
Dedicated Contract Carriage	29,450	35,259	32,113
Eliminations	(32,728)	(33,586)	(34,636)

	346,507	236,677	204,684
Unallocated Central Support Services	(33,061)	(24,432)	(24,585)
Restructuring and other recoveries (charges), net	17,676	230	(4,216)

Earnings before income taxes and cumulative effect of changes in accounting principles	$331,122	212,475	175,883

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

	Years ended December 31

	2004	2003	2002

	(In thousands)
Equipment contribution:
Supply Chain Solutions	$14,971	15,319	15,454
Dedicated Contract Carriage	17,757	18,267	19,182

Total	$32,728	33,586	34,636

      The following table sets forth depreciation expense for each of Ryder’s reportable business segments:

	Years ended December 31

	2004	2003	2002

	(In thousands)
Depreciation expense(1):
Fleet Management Solutions	$680,676	594,950	517,302
Supply Chain Solutions	23,591	27,102	32,623
Dedicated Contract Carriage	1,465	1,970	2,067
Central Support Services	296	558	499

Total	$706,028	624,580	552,491

(1)	Depreciation expense associated with CSS assets are allocated to business segments based upon estimated and planned asset utilization. Depreciation expense totaling $13 million, $16 million and $19 million during 2004, 2003 and 2002, respectively, associated with CSS assets was allocated to other business segments.
     Gains on sales of revenue earning equipment, net of selling and equipment preparation costs reflected in FMS, totaled $35 million, $16 million and $14 million in 2004, 2003 and 2002, respectively.
      The following table sets forth amortization expense and other non-cash (gains) charges, net for each of Ryder’s reportable business segments:

	Years ended December 31

	2004	2003	2002

	(In thousands)
Amortization expense and other non-cash (gains) charges, net:
Fleet Management Solutions	$4,320	93	7,093
Supply Chain Solutions	802	373	494
Dedicated Contract Carriage	39	(34)	142
Central Support Services(1)	(22,423)	2,831	984

Total	$(17,262)	3,263	8,713

(1)	2004 includes gains from properties sold in connection with the relocation of our headquarters complex.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Interest expense is primarily allocated to the FMS segment since such borrowings are used principally to fund the purchase of revenue earning equipment used in FMS; however, with the availability of segment balance sheet information (including targeted segment leverage ratios), interest expense (income) is also reflected in SCS and DCC. Interest expense (income) for the business segments is presented below:

	Years ended December 31

	2004	2003	2002

	(In thousands)
Interest expense:
Fleet Management Solutions	$98,608	94,600	88,185
Supply Chain Solutions	3,824	3,696	6,416
Dedicated Contract Carriage	(2,395)	(2,579)	(3,087)
Central Support Services	77	452	204

Total	$100,114	96,169	91,718

      The following table sets forth total assets as provided to the chief operating decision-maker for each of Ryder’s reportable business segments:

	December 31

	2004	2003

	(In thousands)
Assets:
Fleet Management Solutions	$5,129,375	4,777,691
Supply Chain Solutions	394,195	366,307
Dedicated Contract Carriage	104,629	110,311
Central Support Services	143,242	155,697
Eliminations	(133,508)	(122,342)

Total	$5,637,933	5,287,664

      The following table sets forth total cash paid for capital expenditures for each of Ryder’s reportable business segments:

	Years ended December 31

	2004	2003	2002

	(In thousands)
Capital expenditures:
Fleet Management Solutions(1)	$1,061,846	712,866	557,983
Supply Chain Solutions	15,458	14,666	17,625
Dedicated Contract Carriage	533	732	344
Central Support Services	13,745	5,313	6,265

Total	$1,091,582	733,577	582,217

(1)	Excludes acquisitions of $149 million and $97 million in 2004 and 2003, respectively, primarily comprised of long-lived assets.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Geographic Information

	Years ended December 31

	2004	2003	2002

	(In thousands)
Revenue:
United States	$4,226,179	3,933,283	3,993,368

Foreign:
Canada	411,843	362,414	302,026
Europe	360,204	364,228	375,672
Latin America	120,590	102,752	92,185
Asia	31,462	39,617	13,014

	924,099	869,011	782,897

Total	$5,150,278	4,802,294	4,776,265

Long-lived assets:
United States	$3,050,259	2,899,096	2,439,436

Foreign:
Canada	320,938	269,371	227,472
Europe	400,582	344,449	323,003
Latin America	17,253	17,389	15,337
Asia	22,277	22,633	23,243

	761,050	653,842	589,055

Total	$3,811,309	3,552,938	3,028,491

      We believe that our diversified portfolio of customers across a full array of transportation and logistics solutions and across many industries will help to mitigate the impact of adverse downturns in specific sectors of the economy in the near to medium-term. Our portfolio of full service lease and commercial rental customers is not concentrated in any one particular industry or geographic region; however, the largest concentration is in non-cyclical industries such as food, groceries and beverages. While Ryder derives a significant portion of its SCS revenue (approximately 60% in 2004) from the automotive industry, the business is derived from numerous manufacturers and suppliers of original equipment parts. None of our customers constitute more than 10% of total revenue.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

23.	QUARTERLY INFORMATION (UNAUDITED)

				Earnings per Common
		Earnings Before		Share Before
		Cumulative		Cumulative Effect of
		Effect of		Changes in		Net Earnings per
		Changes in		Accounting Principles		Common Share
		Accounting
	Revenue	Principles	Net Earnings	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
2004
First quarter	$1,212,258	35,041	35,041	0.54	0.53	0.54	0.53
Second quarter	1,268,915	63,645	63,645	0.99	0.97	0.99	0.97
Third quarter	1,305,914	54,282	54,282	0.85	0.83	0.85	0.83
Fourth quarter	1,363,191	62,641	62,641	0.98	0.96	0.98	0.96

Full year	$5,150,278	215,609	215,609	3.35	3.28	3.35	3.28

2003
First quarter	$1,194,375	20,940	19,771	0.34	0.33	0.32	0.31
Second quarter	1,197,400	34,682	34,682	0.55	0.55	0.55	0.55
Third quarter	1,193,603	40,507	37,553	0.64	0.63	0.59	0.58
Fourth quarter	1,216,916	39,430	39,430	0.62	0.61	0.62	0.61

Full year	$4,802,294	135,559	131,436	2.15	2.12	2.09	2.06

      Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.
      Earnings in 2004 were impacted, in part, by after-tax gains from properties sold in connection with the relocation of our headquarters of $0.6 million in the first quarter, $14 million in the second quarter and $0.7 million in the third quarter. Earnings in 2004 were also impacted, in part, by a net income tax benefit of $9 million recognized in the fourth quarter associated with developments in various tax matters.

RYDER SYSTEM, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E

		Additions

	Balance at		Transferred		Balance
	Beginning	Charged to	(from) to Other		at End of
Description	of Period	Earnings	Accounts(1)	Deductions(2)	Period

	(In thousands)
2004
Accounts receivable allowance	$9,361	9,545	—	6,983	11,923
Reserve for residual value guarantees	$10,534	1,250	—	5,578	6,206
Self-insurance accruals	$258,299	151,675	—	144,268	265,706
Valuation allowance on deferred tax assets	$10,331	1,024	(204)	—	11,559

2003
Accounts receivable allowance	$8,003	8,461	—	7,103	9,361
Reserve for residual value guarantees	$27,770	1,665	—	18,901	10,534
Self-insurance accruals	$241,350	147,045	—	130,096	258,299
Valuation allowance on deferred tax assets	$14,392	(305)	3,756	—	10,331

2002
Accounts receivable allowance	$8,864	8,457	—	9,318	8,003
Allowance for recourse provision	$1,422	(1,422)	—	—	—
Reserve for residual value guarantees	$44,095	19,052	—	35,377	27,770
Self-insurance accruals	$218,786	143,858	14,198	107,096	241,350
Valuation allowance on deferred tax assets	$16,092	(1,700)	—	—	14,392

(1)	Transferred (from) to other accounts includes reclassification of reinsurance amounts to other assets and adjustments (from) to the deferred tax valuation allowance for the effect of foreign currency translation, which is recorded in equity through accumulated other comprehensive loss.

(2)	Deductions represent receivables written-off, lease termination payments and insurance claim payments during the period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
      Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
      Within the 90 days prior to the filing date of this Annual Report, Ryder carried out an evaluation, under the supervision and with the participation of Ryder’s management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2004, Ryder’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports Ryder files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

Management’s Report on Internal Control Over Financial Reporting
      Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set out in Item 8 of Part II of this Form 10-K Annual Report.

Changes in Internal Controls
      During the quarter ended December 31, 2004, there were no significant changes in Ryder’s internal control over financial reporting or in other factors that could significantly affect such internal control, including any corrective actions with regard to significant deficiencies and material weaknesses.
ITEM 9B. OTHER INFORMATION
      None.
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
      Ryder has adopted a code of ethics applicable to its Chief Executive Officer, Chief Financial Officer, Controller and Senior Financial Management. The Code of Ethics forms part of Ryder’s Principles of Business Conduct which are posted on the Corporate Governance page of Ryder’s website at www.ryder.com.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
      Information required by Item 14 is incorporated herein by reference to Ryder’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of the fiscal year.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) Items A through G and Schedule II are presented on the following pages of this Form 10-K Annual Report:
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

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(a)	The Ryder System, Inc. Restated Articles of Incorporation, dated November 8, 1985, as amended through May 18, 1990, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1990, are incorporated by reference into this report.

3	.1(b)	Articles of Amendment to Ryder System, Inc. Restated Articles of Incorporation, dated November 8, 1985, as amended, previously filed with the Commission on April 3, 1996, an exhibit to Ryder’s Form 8-A are incorporated by reference into this report.

3.2		The Ryder System, Inc. By-Laws, as amended through February 16, 2001, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2000, are incorporated by reference into this report.

4.1		Ryder hereby agrees, pursuant to paragraph (b)(4)(iii) of Item 601 of Regulation S-K, to furnish the Commission with a copy of any instrument defining the rights of holders of long-term debt of Ryder, where such instrument has not been filed as an exhibit hereto and the total amount of securities authorized thereunder does not exceed 10% of the total assets of Ryder and its subsidiaries on a consolidated basis.

4	.2(a)	The Form of Indenture between Ryder System, Inc. and The Chase Manhattan Bank (National Association) dated as of June 1, 1984, filed with the Commission on November 19, 1985 as an exhibit to Ryder’s Registration Statement on Form S-3 (No. 33-1632), is incorporated by reference into this report.

4	.2(b)	The First Supplemental Indenture between Ryder System, Inc. and The Chase Manhattan Bank (National Association) dated October 1, 1987, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated by reference into this report.

4.3		The Form of Indenture between Ryder System, Inc. and The Chase Manhattan Bank (National Association) dated as of May 1, 1987, and supplemented as of November 15, 1990 and June 24, 1992, filed with the Commission on July 30, 1992 as an exhibit to Ryder’s Registration Statement on Form S-3 (No. 33-50232), is incorporated by reference into this report.

4.4		The Form of Indenture between Ryder System, Inc. and J.P. Morgan Trust Company, National Association dated as of October 3, 2003 filed with the Commission on August 29, 2003 as an exhibit to Ryder’s Registration Statement on Form S-3 (No. 333-108391), is incorporated by reference into this report.

10.1		The form of change of control severance agreement for executive officers effective as of January 1, 2000, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated by reference to this report.

10.2		The form of severance agreement for executive officers effective as of January 1, 2000, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated by reference to this report.

10	.3(f)	The Ryder System, Inc. 2005 Management Incentive Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 16, 2005, is incorporated by reference into this report.

10	.4(a)	The Ryder System, Inc. 1980 Stock Incentive Plan, as amended and restated as of August 15, 1996, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated by reference into this report.

10	.4(b)	The form of Ryder System, Inc. 1980 Stock Incentive Plan, United Kingdom Section, dated May 4, 1995, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated by reference into this report.

Exhibit
Number		Description

10	.4(c)	The form of Ryder System, Inc. 1980 Stock Incentive Plan, United Kingdom Section, dated October 3, 1995, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated by reference into this report.

10	.4(g)	The Ryder System, Inc. 1995 Stock Incentive Plan, as amended and restated as of July 25, 2002, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated by reference to this report.

10	.5(b)	The Ryder System, Inc. Directors Stock Award Plan, as amended and restated at February 10, 2005.

10	.5(c)	The Ryder System, Inc. Directors Stock Plan, as amended and restated at May 7, 2004.

10	.6(a)	The Ryder System Benefit Restoration Plan, effective January 1, 1985, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated by reference into this report.

10	.6(b)	The First Amendment to the Ryder System Benefit Restoration Plan, effective at December 16, 1988, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated by reference into this report.

10	.9(a)	The Ryder System, Inc. Stock for Merit Increase Replacement Plan, as amended and restated as of August 15, 1996, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated by reference into this report.

10.10		The Ryder System, Inc. Deferred Compensation Plan, as amended and restated at January 1, 2005.

10.12		The Asset and Stock Purchase Agreement by and between Ryder System, Inc. and First Group Plc. dated as of July 21, 1999, filed with the Commission on September 24, 1999 as an exhibit to Ryder’s report on Form 8-K, is incorporated by reference into this report.

10.13		The Ryder System, Inc. Long-Term Incentive Plan, effective as of January 1, 2002, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated by reference to this report.

10.14		Global Revolving Credit Agreement dated as of May 11, 2004 among Ryder System, Inc., certain wholly-owned subsidiaries of Ryder System, Inc., Fleet National Bank, individually and as administrative agent, and certain lenders, previously filed with the Commission as an exhibit to Ryder’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, is incorporated by reference to this report.

21.1		List of subsidiaries of the registrant, with the state or other jurisdiction of incorporation or organization of each, and the name under which each subsidiary does business.

23.1		Auditors’ consent to incorporation by reference in certain Registration Statements on Forms S-3 and S-8 of their reports on consolidated financial statements and schedules of Ryder System, Inc. and its subsidiaries.

24.1		Manually executed powers of attorney for each of:

John M. Berra David I. Fuente Daniel H. Mudd Abbie J. Smith Christine A. Varney	Joseph L. Dionne Lynn M. Martin Eugene A. Renna Hansel E. Tookes II

Exhibit
Number	Description

31.1	Certification of Gregory T. Swienton pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Tracy A. Leinbach pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32	Certification of Gregory T. Swienton and Tracy A. Leinbach pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.
      (b) Executive Compensation Plans and Arrangements:
      Please refer to the description of Exhibits 10.1 through 10.10 and 10.13 set forth under Item 15(a)3 of this report for a listing of all management contracts and compensation plans and arrangements filed with this report pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2005	RYDER SYSTEM, INC. By: /s/ Gregory T. Swienton Gregory T. Swienton Chairman, President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 24, 2005	By: /s/ Gregory T. Swienton Gregory T. Swienton Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 24, 2005	By: /s/ Tracy A. Leinbach Tracy A. Leinbach Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 24, 2005	By: /s/ Art A. Garcia Art A. Garcia Vice President and Controller (Principal Accounting Officer)

Date: February 24, 2005	By: John M. Berra * John M. Berra Director

Date: February 24, 2005	By: Joseph L. Dionne * Joseph L. Dionne Director

Date: February 24, 2005	By: David I. Fuente * David I. Fuente Director

Date: February 24, 2005	By: Lynn M. Martin * Lynn M. Martin Director

Date: February 24, 2005	By: Daniel H. Mudd * Daniel H. Mudd Director

Date: February 24, 2005	By: Eugene A. Renna * Eugene A. Renna Director

Date: February 24, 2005	By: Abbie J. Smith * Abbie J. Smith Director

Date: February 24, 2005	By: Hansel E. Tookes II * Hansel E. Tookes II Director

Date: February 24, 2005	By: Christine A. Varney * Christine A. Varney Director

Date: February 24, 2005	*By: /s/ Richard H. Siegel Richard H. Siegel Attorney-in-Fact