Form 10-Q
period 2005-03-31
RYDER SYSTEM INC
filed 2005-04-28
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM    TO

Commission File Number: 1-4364

RYDER SYSTEM, INC.
(Exact name of registrant as specified in its charter)

Florida	59-0739250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11690 N.W. 105th Street
Miami, Florida 33178	(305) 500-3726
(Address of principal executive offices, including zip code)	(Telephone number, including area code)

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

Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at March 31, 2005 was 64,333,767.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended March 31,
	2005	2004
	(In thousands, except per share amounts)

Revenue	$1,315,615	1,212,258

Operating expense	610,503	542,662
Salaries and employee-related costs	307,559	306,983
Freight under management expense	112,605	91,103
Depreciation expense	181,390	174,985
Gains on vehicle sales, net	(12,764)	(6,691)
Equipment rental	27,317	25,694
Interest expense	26,951	24,430
Miscellaneous income, net	(5,101)	(1,855)
Restructuring and other recoveries, net	(67)	(1,119)

	1,248,393	1,156,192

Earnings before income taxes	67,222	56,066
Provision for income taxes	25,733	21,025

Net earnings	$41,489	35,041

Earnings per common share:
Basic	$0.65	0.54

Diluted	$0.64	0.53

Cash dividends per common share	$0.16	0.15

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	(unaudited)
	March 31,	December 31,
	2005	2004
	(Dollars in thousands, except per share amounts)

Assets:
Current assets:
Cash and cash equivalents	$84,227	100,971
Receivables, net	697,894	732,835
Inventories	62,692	59,284
Tires in service	186,379	175,715
Prepaid expenses and other current assets	131,728	158,864

Total current assets	1,162,920	1,227,669

Revenue earning equipment, net of accumulated depreciation of $2,732,809 and $2,704,780, respectively	3,552,114	3,331,711
Operating property and equipment, net of accumulated depreciation of $739,904 and $738,143, respectively	484,827	479,598
Direct financing leases and other assets	415,292	416,531
Goodwill and other intangible assets	181,948	182,424

Total assets	$5,797,101	5,637,933

Liabilities and shareholders’ equity:
Current liabilities:
Current portion of long-term debt	$422,271	389,550
Accounts payable	418,179	384,016
Accrued expenses	425,432	681,290

Total current liabilities	1,265,882	1,454,856

Long-term debt	1,742,991	1,393,666
Other non-current liabilities	422,130	408,554
Deferred income taxes	839,938	870,669

Total liabilities	4,270,941	4,127,745

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, March 31, 2005 or December 31, 2004	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, March 31, 2005 — 64,333,767; December 31, 2004 — 64,310,852	32,167	32,155
Additional paid-in capital	680,517	668,152
Retained earnings	978,428	963,482
Deferred compensation	(6,637)	(4,180)
Accumulated other comprehensive loss	(158,315)	(149,421)

Total shareholders’ equity	1,526,160	1,510,188

Total liabilities and shareholders’ equity	$5,797,101	5,637,933

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2005	2004
	(In thousands)

Cash flows from operating activities:
Net earnings	$41,489	35,041
Depreciation expense	181,390	174,985
Gains on vehicle sales, net	(12,764)	(6,691)
Amortization expense and other non-cash charges, net	2,187	97
Deferred income tax expense	1,237	17,509
Changes in operating assets and liabilities, net of acquisitions:
Receivables	33,771	(14,946)
Inventories	(3,338)	(334)
Prepaid expenses and other assets	(5,356)	(8,646)
Accounts payable	(29,946)	(919)
Accrued expenses and other non-current liabilities	(230,198)	(30)

Net cash (used in) provided by operating activities	(21,528)	196,066

Cash flows from financing activities:
Net change in commercial paper borrowings	204,257	(55,000)
Debt proceeds	259,399	156,355
Debt repaid, including capital lease obligations	(78,103)	(117,119)
Dividends on common stock	(10,286)	(9,794)
Common stock issued	12,156	42,442
Common stock repurchased	(21,431)	(37,676)

Net cash provided by (used in) financing activities	365,992	(20,792)

Cash flows from investing activities:
Purchases of property and revenue earning equipment	(442,322)	(143,699)
Sales of property and revenue earning equipment	79,039	64,637
Sale and leaseback of revenue earning equipment	—	11,495
Acquisitions	(14,505)	(147,171)
Collections on direct finance leases	16,580	14,881
Other, net	—	391

Net cash used in investing activities	(361,208)	(199,466)

Decrease in cash and cash equivalents	(16,744)	(24,192)
Cash and cash equivalents at January 1	100,971	140,627

Cash and cash equivalents at March 31	$84,227	116,435

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,685	11,109
Income taxes	238,781	4,786

Non-cash investing activities:
Increase in accounts payable related to purchases of revenue earning equipment	64,108	128,088
Revenue earning equipment acquired under capital leases	—	39,796

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

							Accumulated
	Preferred			Additional			Other
	Stock	Common Stock		Paid-In	Retained	Deferred	Comprehensive
	Amount	Shares	Par	Capital	Earnings	Compensation	Loss	Total
	(Dollars in thousands, except per share amount)

Balance at December 31, 2004	$—	64,310,852	$32,155	668,152	963,482	(4,180)	(149,421)	1,510,188

Components of comprehensive income:
Net earnings	—	—	—	—	41,489	—	—	41,489
Foreign currency translation adjustments	—	—	—	—	—	—	(8,528)	(8,528)
Unrealized net loss related to derivative instruments	—	—	—	—	—	—	(366)	(366)

Total comprehensive income								32,595
Common stock dividends declared - $0.16 per share	—	—	—	—	(10,286)	—	—	(10,286)
Common stock issued under employee stock option and stock purchase plans (1)	—	492,112	247	14,600	—	(3,301)	—	11,546
Benefit plan stock sales(2)	—	12,504	6	604	—	—	—	610
Common stock repurchases	—	(477,891)	(239)	(4,935)	(16,257)	—	—	(21,431)
Tax benefit from employee stock options	—	—	—	2,180	—	—	—	2,180
Amortization and forfeiture of restricted stock	—	(3,810)	(2)	(84)	—	844	—	758

Balance at March 31, 2005	$—	64,333,767	$32,167	680,517	978,428	(6,637)	(158,315)	1,526,160

(1)	Net of common shares delivered as payment for the exercise price or to satisfy the option holders’ withholding tax liability upon exercise of options.

(2)	Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plan.

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(A) INTERIM FINANCIAL STATEMENTS

       The accompanying unaudited Consolidated Condensed Financial Statements include the accounts of Ryder System, Inc. and subsidiaries, which have been prepared in accordance with the accounting policies described in the 2004 Annual Report on Form 10-K, and should be read in conjunction with the Consolidated Financial Statements and notes thereto. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures herein are adequate. The operating results for interim periods are unaudited and are not necessarily indicative of the results that can be expected for a full year. Certain prior year amounts have been reclassified to conform to current period presentation.

(B) RECENT ACCOUNTING PRONOUNCEMENTS

       In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations” which clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005, with early adoption encouraged. Retrospective application of interim financial information is permitted but is not required. We are currently assessing the impact FIN 47 may have on our conditional obligation to remove underground storage tanks located at our maintenance facilities.

       In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” supersedes APB Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. SFAS No. 123R was to be adopted no later than the first interim or annual period after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission (SEC) announced that they would allow companies to implement SFAS No. 123R at the beginning of our next fiscal year. We plan to adopt the provisions of SFAS No. 123R effective January 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. The modified prospective method requires compensation cost to be recognized beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method described above, but also permits companies to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either all prior periods presented or prior interim periods of the year of adoption. We plan to adopt SFAS No. 123R using the modified prospective method.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

       As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method of APB No. 25 and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of the fair value method from SFAS No. 123R will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R depends on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of SFAS No. 123R would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share. The adoption of SFAS No. 123R will reduce net operating cash flows and increase net financing cash flows in periods of adoption as a result of the classification requirements of the benefits of tax deductions in excess of recognized compensation cost. We are currently evaluating the requirements of SFAS No. 123R, including which fair value model to use to value share-based payments and the impact to our statement of cash flows.

       In May 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2) which provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We expect to complete our evaluation of the impact of the repatriation provisions by June 2005. Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

(C) STOCK-BASED COMPENSATION

       Ryder’s stock-based employee compensation plans are accounted for under the intrinsic value method. Under this method, compensation cost is recognized based on the excess, if any, of the quoted market price of the common stock at the date of grant (or other measurement date) and the amount an employee must pay to acquire the common stock. We recognize compensation expense for restricted stock issued to employees and directors.

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

	Three months ended March 31,
	2005	2004
	(In thousands, except per share amounts)

Net earnings, as reported	$41,489	35,041

Add: Stock-based employee compensation expense included in reported net earnings, net of tax	453	249

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(2,458)	(1,643)

Pro forma net earnings	$39,484	33,647

Earnings per common share:
Basic:
As reported	$0.65	0.54
Pro forma	$0.62	0.52

Diluted:
As reported	$0.64	0.53
Pro forma	$0.61	0.51

(D) EARNINGS PER SHARE

       Basic earnings per common share is computed by dividing net earnings by the weighted-average number of common shares outstanding. Restricted stock granted to employees and directors are not included in the computation of basic earnings per common share until the securities vest. Diluted earnings per common share reflect the dilutive effect of potential common shares from securities such as stock options and unvested restricted stock. The dilutive effect of stock options and unvested restricted stock is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and vesting of restricted stock would be used to purchase common shares at the average market price for the period. A reconciliation of the number of shares used in computing basic and diluted earnings per common share follows:

	Three months ended March 31,
	2005	2004
	(In thousands)

Weighted-average shares outstanding — Basic	64,021	64,544
Effect of dilutive options and unvested restricted stock	1,108	1,538

Weighted-average shares outstanding — Diluted	65,129	66,082

Anti-dilutive options not included above	1,247	1,168

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(E) RESTRUCTURING AND OTHER RECOVERIES

       The components of restructuring and other recoveries, net were as follows:

	Three months ended March 31,
	2005	2004
	(In thousands)
Restructuring recoveries, net:
Severance and employee-related recoveries	$(37)	(201)

Other recoveries, net:
Gain on sale of headquarters complex	—	(906)
Contract termination costs	(30)	—
Other	—	(12)

Total	$(67)	(1,119)

       Allocation of restructuring and other recoveries, net across business segments was as follows:

	Three months ended March 31,
	2005	2004
	(In thousands)

Fleet Management Solutions	$(47)	(117)
Supply Chain Solutions	(13)	(49)
Dedicated Contract Carriage	(7)	(11)
Central Support Services	—	(942)

Total	$(67)	(1,119)

       Restructuring recoveries, net in 2005 and 2004 relate primarily to employee severance and benefits recorded in prior restructuring charges that were reversed due to refinements in estimates. Other recoveries in 2004 primarily represent the gain on sale of a property that was part of our headquarters complex, which was sold in connection with the relocation of our headquarters.

       Activity related to restructuring reserves was as follows:

	December 31,			March 31,
	2004	2005		2005
	Balance	Additions	Deductions	Balance
	(In thousands)

Severance and employee-related costs	$1,125	—	229	896
Facilities and related costs	760	—	32	728

Total	$1,885	—	261	1,624

       At March 31, 2005, employee terminations from prior year restructuring plans were finalized. Deductions primarily represent cash payments made during the period of $0.2 million. At March 31, 2005, outstanding restructuring obligations are generally required to be paid over the next nine months.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(F) REVENUE EARNING EQUIPMENT

	March 31,	December 31,
	2005	2004
	(In thousands)

Full service lease	$4,656,959	4,595,074
Commercial rental	1,627,964	1,441,417

	6,284,923	6,036,491
Accumulated depreciation	(2,732,809)	(2,704,780)

Total(1)	$3,552,114	3,331,711

(1)	Revenue earning equipment, net includes vehicles acquired under capital leases of $58.4 million, less accumulated amortization of $27.8 million, at March 31, 2005, and $67.3 million, less accumulated amortization of $24.4 million, at December 31, 2004.

       At March 31, 2005 and December 31, 2004, the net carrying value of revenue earning equipment held for sale was $91.0 million and $76.1 million, respectively.

(G) ACCRUED EXPENSES AND OTHER NON-CURRENT LIABILITIES

	March 31,	December 31,
	2005	2004
	(In thousands)
Accrued Expenses

Salaries and wages	$51,212	82,613
Pension benefits	38,814	39,189
Deferred compensation	2,806	3,589
Postretirement benefits other than pensions	7,013	7,441
Employee benefits	12,209	19,124
Self-insurance accruals	98,647	97,822
Residual value guarantees	3,746	3,617
Vehicle rent and related accruals	14,966	11,787
Environmental liabilities	5,712	5,518
Operating taxes	74,459	81,984
Income taxes	30,309	246,896
Restructuring	1,624	1,885
Interest	30,708	16,442
Other	53,207	63,383

Total accrued expenses	$425,432	681,290

Non-Current Liabilities

Pension benefits	$125,964	114,099
Deferred compensation	17,740	20,701
Postretirement benefits other than pensions	27,065	27,324
Self-insurance accruals	169,758	167,884
Residual value guarantees	2,458	2,589
Vehicle rent and related accruals	3,190	4,568
Environmental liabilities	11,091	11,252
Income taxes	29,033	29,090
Cross-currency swap	16,101	15,946
Other	19,730	15,101

Total non-current liabilities	$422,130	408,554

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(H) INCOME TAXES

       We are subject to tax audits in numerous jurisdictions in the U.S. and around the world. Tax audits by their very nature are often complex and can require several years to complete. As previously disclosed, the Internal Revenue Service (IRS) has closed audits of our U.S. federal income tax returns through fiscal year 2000. In connection with the resolution of our federal income tax audit for the 1998 to 2000 tax period, on February 22, 2005 we paid $176 million, including interest through the date of payment. The payment was funded through the issuance of commercial paper. In making this payment we utilized all available federal net operating losses and alternative minimum tax credit carry-forwards and as a result expect to remain a net cash taxpayer in the near term.

       In 2005, the IRS began auditing our federal income tax returns for 2001 through 2003. We believe that Ryder has not entered into any other transactions since 2000 that raise the same type of issues identified by the IRS in its most recently concluded audit. Management believes that taxes accrued on the Consolidated Condensed Balance Sheet fairly represent the amount of future tax liability due by Ryder.

(I) DEBT

	March 31,	December 31,
	2005	2004
	(In thousands)

U.S. commercial paper	$320,000	119,000
Canadian commercial paper	83,477	80,869
Unsecured U.S. notes:
Debentures	325,885	325,870
Medium-term notes	1,020,489	795,640
Unsecured foreign obligations	160,460	162,072
Asset-backed securities(1)	159,975	186,457
Other debt	55,000	55,000
Capital leases	37,051	53,397

Total debt before fair market value adjustment	2,162,337	1,778,305
Fair market value adjustment on notes subject to hedging(2)	2,925	4,911

Total debt	2,165,262	1,783,216
Current portion	(422,271)	(389,550)

Long-term debt	$1,742,991	1,393,666

(1)	Asset-backed securities represent outstanding debt of consolidated variable interest entities (VIEs). Asset-backed securities are collateralized by cash reserve deposits (included in “Direct financing leases and other assets”) and revenue earning equipment of consolidated VIEs totaling $196.9 million and $218.3 million at March 31, 2005 and December 31, 2004, respectively.

(2)	The notional amount of executed interest rate swaps designated as fair value hedges was $285.0 million at March 31, 2005 and December 31, 2004.

       Ryder can borrow up to $870 million through a global revolving credit facility with a syndicate of lenders. The credit facility is used primarily to finance working capital and provide support for the issuance of commercial paper. The credit facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at March 31, 2005). At Ryder’s option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 15.0 basis points, which applies to the total facility of $870 million, and is based on Ryder’s current credit ratings. In order to maintain availability of funding, Ryder must maintain a ratio of debt to consolidated tangible net worth, as defined in the agreement, of less than or equal to 300%. The ratio at March 31, 2005 was 122%. At March 31, 2005, foreign borrowings of $42.8 million were outstanding under the facility. At March 31, 2005, $423.7 million was available under the credit facility.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

       During March 2005, we issued $225.0 million of unsecured medium-term notes maturing in April 2010. The proceeds from the notes were used for general corporate purposes.

       At March 31, 2005, Ryder had $440 million of securities available for issuance under the $800 million universal shelf registration statement filed with the SEC during 2003. During April 2005, we issued an additional $175 million of unsecured medium-term notes maturing in April 2011. The proceeds from the notes will be used for general corporate purposes, which may include capital expenditures and reductions in commercial paper borrowings.

(J) GUARANTEES

       Ryder has executed various agreements with third parties that contain standard indemnifications that may require Ryder to indemnify a third party against losses arising from a variety of matters such as lease obligations, financing agreements, environmental matters and agreements to sell business assets. In each of these instances, payment by Ryder is contingent on the other party bringing about a claim under the procedures outlined in the specific agreement. Normally, these procedures allow Ryder to dispute the other party’s claim. Additionally, Ryder’s obligations under these agreements may be limited in terms of the amount and (or) timing of any claim. We cannot predict the maximum potential amount of future payments under certain of these agreements due to the contingent nature of the potential obligations and the distinctive provisions that are involved in each individual agreement. Historically, no such payments made by Ryder have had a material adverse effect on our business. We believe that if a loss were incurred in any of these matters, the loss would not result in a material adverse impact on our consolidated results of operations or financial position.

       At March 31, 2005, the maximum determinable exposure of guarantees and the corresponding liability, if any, currently recorded on the Consolidated Condensed Balance Sheet, were as follows:

	Maximum
	Exposure of	Carrying Amount
Guarantee	Guarantee	of Liability
	(In thousands)
Vehicle residual value guarantees:
Sale and leaseback arrangements — end of term guarantees(1)	$4,374	23
Finance lease program	4,276	1,367
Used vehicle financing	4,179	1,440
Standby letters of credit	10,886	—

Total	$23,715	2,830

(1)	Amounts exclude contingent rentals associated with residual value guarantees on certain vehicles held under operating leases for which the guarantees are conditioned upon disposal of the leased vehicles prior to the end of their lease term. Ryder’s maximum exposure for such guarantees was approximately $203.9 million, with $6.2 million recorded as a liability at March 31, 2005.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

       At March 31, 2005, Ryder had letters of credit outstanding totaling $167.8 million, which primarily guarantee various insurance activities. Certain of these letters of credit guarantee insurance activities associated with insurance claim liabilities transferred in conjunction with the sale of a business reported as discontinued operations in previous years. To date, the insurance claims, representing per claim deductibles payable under third-party insurance policies, have been paid by the company that assumed such liabilities. However, if all or a portion of the estimated outstanding assumed claims of approximately $10.9 million are unable to be paid, the third-party insurers may have recourse against certain of the outstanding letters of credit provided by Ryder in order to satisfy the unpaid claim deductibles. In order to reduce our potential exposure to these claims, we have received a letter of credit from the purchaser of the business referred to above totaling $9.5 million. Periodically, an actuarial valuation will be made and the letter of credit issued in our favor will be adjusted to the amount of the insurance claims liabilities estimated by the independent actuary.

(K) SHARE REPURCHASE PROGRAM

       In July 2004, our Board of Directors authorized a two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. Under this program, shares of common stock are purchased in an amount not to exceed the number of shares issued to employees since May 1, 2004, which totaled approximately 2.0 million shares at March 31, 2005. The program limits aggregate share repurchases to no more than 3.5 million shares of Ryder common stock. During the three months ended March 31, 2005, we repurchased and retired approximately 0.5 million shares under the program at an aggregate cost of $21.4 million. At March 31, 2005, we had repurchased and retired a total of approximately 1.8 million shares under the program at an aggregate cost of $83.9 million. Management has established a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of this repurchase program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in a prearranged written trading plan.

(L) COMPREHENSIVE INCOME

       Comprehensive income presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following table provides a reconciliation of net earnings as reported in the Consolidated Condensed Statements of Earnings to comprehensive income.

	Three months ended March 31,
	2005	2004
	(In thousands)

Net earnings	$41,489	35,041
Other comprehensive income:
Foreign currency translation adjustments	(8,528)	2,896
Unrealized net loss on derivative instruments	(366)	(38)

Total comprehensive income	$32,595	37,899

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(M) EMPLOYEE BENEFIT PLANS

       Components of net periodic benefit cost were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,
	2005	2004	2005	2004
	(In thousands)
Company-administered plans:
Service cost	$9,560	9,441	267	254
Interest cost	19,197	17,829	601	671
Expected return on plan assets	(22,737)	(19,994)	—	—
Amortization of transition asset	(8)	(7)	—	—
Recognized net actuarial loss	6,124	7,735	171	221
Amortization of prior service cost (credit)	1,297	548	(289)	(289)

	13,433	15,552	750	857
Union-administered plans	1,043	883	—	—

Net periodic benefit cost	$14,476	16,435	750	857

Company-administered plans:
U.S.	$9,633	11,877	655	797
Non-U.S.	3,800	3,675	95	60

	13,433	15,552	750	857
Union-administered plans	1,043	883	—	—

	$14,476	16,435	750	857

       As previously disclosed in our 2004 Annual Report, we expect to contribute approximately $39 million to our pension plans during 2005. At March 31, 2005, $0.2 million of global contributions have been made to our pension plans.

(N) SEGMENT REPORTING

       Ryder’s operating segments are aggregated into reportable business segments based primarily upon similar economic characteristics, products, services and delivery methods. Ryder operates in three reportable business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing, contract maintenance, contract-related maintenance and commercial rental of trucks, tractors and trailers to customers, principally in the U.S., Canada and the U.K.; (2) Supply Chain Solutions (SCS), which provides comprehensive supply chain consulting and lead logistics management solutions that support customers’ entire supply chains from inbound raw materials through distribution of finished goods throughout North America and in Latin America, Europe and Asia; and (3) Dedicated Contract Carriage (DCC), which provides vehicles and drivers as part of a dedicated transportation solution in North America.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

•	Sales and marketing, finance, corporate services, and health and safety — allocated based upon estimated and planned resource utilization;

•	Human resources — individual costs within this category are allocated in several ways, including allocation based on estimated utilization and number of personnel supported;

•	Information technology — allocated principally based upon utilization-related metrics such as number of users or minutes of CPU time. Customer-related project costs and expenses are allocated to the business segment responsible for the project; and

•	Other — represents purchasing, legal and other centralized costs and expenses including certain incentive compensation costs. Expenses, where allocated, are based primarily on the number of personnel supported.

       The following tables set forth financial information for each of Ryder’s business segments and a reconciliation between segment NBT and earnings before income taxes for the three months ended March 31, 2005 and 2004. In the fourth quarter of 2004, we changed our methodology of allocating insurance related costs between the FMS, SCS and DCC business segments. Accordingly, the 2004 segment NBT measures have been adjusted to provide the retroactive effect of this change. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

	FMS	SCS	DCC	Eliminations	CSS	Total
	(In thousands)
For the three months ended March 31, 2005
Revenue from external customers	$840,841	346,793	127,981	—	—	1,315,615
Inter-segment revenue	83,799	—	—	(83,799)	—	—

Total revenue	$924,640	346,793	127,981	(83,799)	—	1,315,615

Segment NBT(1)	$70,864	6,507	5,888	(7,522)	(8,582)	67,155

Restructuring and other recoveries, net						67

Earnings before income taxes						67,222

Purchases of property and revenue earning equipment(1), (2), (3)	$415,566	11,034	254	—	15,468	442,322

March 31, 2004
Revenue from external customers	$764,734	321,137	126,387	—	—	1,212,258
Inter-segment revenue	76,736	—	—	(76,736)	—	—

Total revenue	$841,470	321,137	126,387	(76,736)	—	1,212,258

Segment NBT (1)	$55,429	7,212	6,761	(7,278)	(7,177)	54,947

Restructuring and other recoveries, net						1,119

Earnings before income taxes						56,066

Purchases of property and revenue earning equipment (1), (2), (3)	$139,828	2,685	105	—	1,081	143,699

(1)	CSS includes the activity not allocated to the reportable business segments.

(2)	Excludes revenue earning equipment acquired under capital leases.

(3)	Excludes FMS acquisitions of $14.5 million and $147.2 million primarily comprised of long-lived assets during the three months ended March 31, 2005 and 2004, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

       Our customer base includes governments and enterprises operating in a variety of industries including automotive, electronics, high-tech, telecommunications, manufacturing, aerospace, consumer goods, paper and paper products, office equipment, food and beverage, and general retail industries. Our largest customer, General Motors Corporation, accounted for approximately 27% and 30% of SCS total revenue for the three months ended March 31, 2005 and 2004, respectively, and is comprised of multiple contracts in various geographic regions.

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

	Three months ended March 31,
	2005	2004
	(In thousands)
Equipment contribution:
Supply Chain Solutions	$3,556	3,109
Dedicated Contract Carriage	3,966	4,169

Total	$7,522	7,278

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS
RYDER SYSTEM, INC.:

       We have reviewed the accompanying consolidated condensed balance sheet of Ryder System, Inc. and subsidiaries as of March 31, 2005, the related consolidated condensed statements of earnings, shareholders’ equity and cash flows for the three months ended March 31, 2005 and the related consolidated condensed statements of earnings and cash flows for the three months ended March 31, 2004. These consolidated condensed financial statements are the responsibility of the Company’s management.

       We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

       Based on our reviews, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above in order for them to be in conformity with U.S. generally accepted accounting principles.

       We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ryder System, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of earnings, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Miami, Florida
April 26, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS —
THREE MONTHS ENDED MARCH 31, 2005 AND 2004

OVERVIEW

       The following discussion should be read in conjunction with the unaudited Consolidated Condensed Financial Statements and notes thereto included under Item 1. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2004 Annual Report on Form 10-K.

       Our business is divided into three segments: our Fleet Management Solutions (FMS) business segment provides full service leasing, contract maintenance, contract-related maintenance and commercial rental of trucks, tractors and trailers to customers, principally in the U.S., Canada and the U.K.; our Supply Chain Solutions (SCS) business segment provides comprehensive supply chain consulting and lead logistics management solutions throughout North America and in Latin America, Europe and Asia; and our Dedicated Contract Carriage (DCC) business segment provides vehicles and drivers as part of a dedicated transportation solution in North America. We operate in extremely competitive markets. Our customers select us based on numerous factors including service quality, price, technology and service offerings. As an alternative to using our services, customers may also choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors. Our customer base includes governments and enterprises operating in a variety of industries including automotive, electronics, high-tech, telecommunications, manufacturing, aerospace, consumer goods, paper and paper products, office equipment, food and beverage, and general retail industries.

ITEMS AFFECTING COMPARABILITY BETWEEN PERIODS

       On March 1, 2004, we completed an asset purchase agreement with Ruan Leasing Company (Ruan) under which we acquired Ruan’s fleet of approximately 6,400 vehicles, 37 of its 111 service locations and more than 500 customers. Ryder also acquired contract maintenance agreements covering approximately 1,700 vehicles. The combined Ryder/Ruan network allowed us to leverage our existing U.S. infrastructure in key markets while adding new infrastructure to strengthen our presence in targeted areas of the Midwest, Southeast, Mid-Atlantic and Southwest. The results of this acquisition have been included in the consolidated results of Ryder since the date of acquisition.

CONSOLIDATED RESULTS

	Three months ended March 31,
	2005	2004
	(In thousands, except per share amounts)

Earnings before income taxes	$67,222	56,066
Provision for income taxes	25,733	21,025

Net earnings	$41,489	35,041

Per diluted common share	$0.64	0.53

Weighted-average shares outstanding — Diluted	65,129	66,082

       Earnings before income taxes increased 19.9% to $67.2 million in the first three months of 2005 compared with the same period in 2004. Net earnings increased 18.4% to $41.5 million in the first three months of 2005 compared with the same period in 2004. The earnings growth in 2005 was principally driven by higher gains on FMS used vehicle sales, improved FMS commercial rental results and lease growth from FMS acquisitions. See “Operating Results by Business Segment” for a further discussion of operating results. Additionally, earnings in 2005 benefited from the one-time recovery of $2.6 million (pre-tax), or $0.02 per diluted common share, for project costs incurred in prior years. Net earnings in 2004 included a gain of approximately $1 million (pre-tax), or $0.01 per diluted common share, on the sale of a portion of our headquarters complex.

	Three months ended March 31,
	2005	2004
	(In thousands)
Revenue:
Fleet Management Solutions	$924,640	841,470
Supply Chain Solutions	346,793	321,137
Dedicated Contract Carriage	127,981	126,387
Eliminations	(83,799)	(76,736)

Total	$1,315,615	1,212,258

       Total revenue increased 8.5% to $1.3 billion in the first three months of 2005 compared with the same period in 2004. Revenue comparisons for all business segments were favorably impacted by increased fuel services revenue primarily as a result of higher average fuel prices. Our businesses realized minimal changes in profitability as a result of higher fuel services revenue as these generally reflect costs that are passed through to our customers. During 2005, FMS revenue was also positively impacted by acquisitions and higher rental revenue resulting from increased activity levels and better pricing. SCS revenue increased in 2005 compared to the same period in 2004 reflecting new business and increased volumes. Total revenue included a favorable foreign currency exchange impact of 0.9% due primarily to the strengthening of the Canadian dollar and the British pound.

	Three months ended March 31,
	2005	2004
	(Dollars in thousands)

Operating expense	$610,503	542,662
Percentage of revenue	46.4%	44.8%

       Operating expense increased 12.5% to $610.5 million in the first three months of 2005 compared with the same period in 2004. The increases in operating expense and operating expense as a percentage of revenue are largely a result of higher average fuel prices in 2005. In addition, higher maintenance costs resulting from a larger and older vehicle fleet and added operating costs attributed to the acquisition completed in March 2004 contributed to the increase in operating expense.

	Three months ended March 31,
	2005	2004
	(Dollars in thousands)

Salaries and employee-related costs	$307,559	306,983
Percentage of revenue	23.4%	25.3%

       Salaries and employee-related costs remained flat during the first three months of 2005 compared with the same period in 2004. Salaries and employee-related costs were impacted by higher incentive compensation, which was partially offset by lower pension expense. Pension expense decreased $2.0 million to $14.5 million in the first three months of 2005 compared with the same period in 2004. Pension expense declines primarily impacted our FMS business segment, which employs the majority of our employees that participate in the primary U.S. pension plan.

	Three months ended March 31,
	2005	2004
	(Dollars in thousands)

Freight under management expense	$112,605	91,103
Percentage of revenue	8.6%	7.5%

       Freight under management (FUM) expense represents subcontracted freight costs on logistics contracts for which we purchase transportation. FUM expense increased 23.6% to $112.6 million in the first three months of 2005 compared with the same period in 2004. Increased volumes of freight activity from new and expanded business and higher average pricing on subcontracted freight costs, resulting from increased fuel costs, contributed to the increase in FUM expense in our SCS business segment during 2005.

	Three months ended March 31,
	2005	2004
	(In thousands)
Depreciation expense	$181,390	174,985
Gains on vehicle sales, net	(12,764)	(6,691)
Equipment rental	27,317	25,694

       Depreciation expense relates primarily to FMS revenue earning equipment. Depreciation expense increased 3.7% to $181.4 million in the first three months of 2005 compared with the same period in 2004. The growth in depreciation expense during the first three months of 2005 reflected the impact of vehicles added as part of the acquisition completed in March 2004.

       Gains on vehicle sales, net increased 90.8% to $12.8 million in the first three months of 2005 compared with the same period in 2004. An increase in the number of units sold combined with improved average pricing contributed to higher proceeds and stronger used vehicle gains performance in 2005.

       Equipment rental consists primarily of rental costs on revenue earning equipment in FMS. Equipment rental costs increased 6.3% to $27.3 million in the first three months of 2005 compared with the same period in 2004. Higher contingent rent expense associated with residual value guarantees on operating lease vehicles was slightly offset by the reduction in the number of leased vehicles when compared to the same period in 2004. Equipment rental was also negatively impacted by higher expenses from the rental of personal property as compared to the same period in 2004.

	Three months ended March 31,
	2005	2004
	(Dollars in thousands)

Interest expense	$26,951	24,430
Percentage of revenue	2.0%	2.0%

       Interest expense increased 10.3% to $27.0 million in the first three months of 2005 compared with the same period in 2004, which was due principally to higher average debt levels.

	Three months ended March 31,
	2005	2004
	(In thousands)

Miscellaneous income, net	$(5,101)	(1,855)

       Miscellaneous income, net increased to $5.1 million in the first three months of 2005 compared with $1.9 million in the same period in 2004. Miscellaneous income, net was positively impacted by the one-time recovery of $2.6 million for project costs incurred in prior years.

	Three months ended March 31,
	2005	2004
	(In thousands)

Restructuring and other recoveries, net	$(67)	(1,119)

       Restructuring and other recoveries, net of $0.1 million in 2005 related primarily to employee severance and benefits recorded in prior restructuring charges that were reversed due to refinements in estimates. Restructuring and other recoveries, net of $1.1 million in 2004 related primarily to the gain on sale of a property that was part of our headquarters complex, which was sold in connection with the relocation of our headquarters. See Note (E), “Restructuring and Other Recoveries,” in the Notes to Consolidated Condensed Financial Statements, for a complete discussion of restructuring activity.

	Three months ended March 31,
	2005	2004
	(Dollars in thousands)

Provision for income taxes	$25,733	21,025
Effective tax rate	38.3%	37.5%

       In 2005, the higher effective income tax rate was impacted by a greater proportion of projected income being earned in higher tax-rate jurisdictions.

OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended March 31,
	2005	2004
	(In thousands)
Revenue:
Fleet Management Solutions	$924,640	841,470
Supply Chain Solutions	346,793	321,137
Dedicated Contract Carriage	127,981	126,387
Eliminations	(83,799)	(76,736)

Total	$1,315,615	1,212,258

NBT:
Fleet Management Solutions	$70,864	55,429
Supply Chain Solutions	6,507	7,212
Dedicated Contract Carriage	5,888	6,761
Eliminations	(7,522)	(7,278)

	75,737	62,124
Unallocated Central Support Services	(8,582)	(7,177)
Restructuring and other recoveries, net	67	1,119

Earnings before income taxes	$67,222	56,066

       We define the primary measurement of our segment financial performance as “Net Before Taxes” (NBT), which includes an allocation of Central Support Services (CSS) and excludes restructuring and other recoveries, net. CSS represents those costs incurred to support all of our business segments, including sales and marketing, human resources, finance, corporate services, information technology, health and safety, legal and communications. The objective of the NBT measurement is to provide clarity on the profitability of each of our business segments and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. In the fourth quarter of 2004, we changed our methodology of allocating insurance related costs between the FMS, SCS and DCC business segments. Accordingly, 2004 segment NBT measures have been adjusted to provide the retroactive effect of this change. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

       Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included within the unallocated overhead remaining within CSS are the costs for investor relations, corporate communications, public affairs and certain executive compensation. See Note (N), “Segment Reporting,” in the Notes to Consolidated Condensed Financial Statements for a description of how the remainder of CSS costs is allocated to the business segments.

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

	Three months ended March 31,
	2005	2004
	(In thousands)
Equipment contribution:
Supply Chain Solutions	$3,556	3,109
Dedicated Contract Carriage	3,966	4,169

Total	$7,522	7,278

Fleet Management Solutions

	Three months ended March 31,
	2005	2004
	(Dollars in thousands)

Full service lease	$441,686	429,765
Contract maintenance	33,403	33,330
Contract-related maintenance	49,034	44,461
Commercial rental	152,727	135,952
Other	16,516	19,612

Operating revenue(1)	693,366	663,120
Fuel services revenue	231,274	178,350

Total revenue	$924,640	841,470

Segment NBT	$70,864	55,429

Segment NBT as a % of total revenue	7.7%	6.6%

Segment NBT as a % of operating revenue(1)	10.2%	8.4%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our FMS business segment and as a measure of sales activity. Fuel services revenue, which is directly impacted by fluctuations in market fuel prices, is excluded from our operating revenue computation as fuel is largely a pass-through to customers for which we realize minimal changes in profitability as a result of fluctuations in fuel services revenue.

       In the first quarter of 2005, we began presenting separately contract maintenance revenue, which was previously aggregated with full service lease revenue and classified as “Full service lease and programmed maintenance,” and contract-related maintenance revenue, which was previously included within “Other.” In addition, trailer rental services revenue previously included within “Other” was segregated between “Full service lease” and “Commercial rental” based on the nature of the customer’s obligation. Accordingly, 2004 FMS revenue has been adjusted to conform to the current presentation.

       FMS total revenue increased 9.9% to $924.6 million during the first three months of 2005 compared with the same period in 2004. Fuel services revenue increased 29.7% to $231.3 million in the first three months of 2005 compared with the same period in 2004, primarily as a result of higher average fuel prices. Operating revenue (revenue excluding fuel) increased 4.6% to $693.4 million in the first three months of 2005 compared with the same period in 2004. The acquisition completed in March 2004 contributed total additional revenue of approximately $21 million in 2005. FMS total revenue included a favorable foreign exchange impact of 0.7%.

       Full service lease revenue increased 2.8% to $441.7 million in the first three months of 2005 compared with the same period in 2004. Full service lease revenue primarily reflects the impact of the acquisition completed in March 2004 partially offset by reduced revenue on our base U.S. business (excluding the acquisition completed in 2004) as a result of flat net sales in 2004. Although we expect unfavorable full service lease revenue comparisons in the near term due to flat net sales in 2004, we expect favorable revenue comparisons in the second half of the year due to initiatives being implemented to improve business retention, generate new sales and increase sales activity.

       Contract maintenance revenue remained flat during the first three months of 2005 compared with the same period in 2004. Growth in Canada and the U.K. was slightly offset by lower contract maintenance on our base U.S. business (excluding the acquisition completed in March 2004). Contract-related maintenance revenue increased 10.3% to $49.0 million in the first three months of 2005 compared with the same period in 2004. Contract-related maintenance revenue, which generally represents ancillary services supporting core product lines, benefited from the implementation of initiatives aimed at growing contract-related maintenance service offerings. We expect favorable contract-related maintenance revenue comparisons for the remainder of 2005 based on these initiatives.

       Commercial rental revenue increased 12.3% to $152.7 million in the first three months of 2005 compared with the same period in 2004. The growth in commercial rental revenue reflects increased activity levels and higher rental pricing. Commercial rental revenue in 2005 also benefited from revenue contributions attributed to the acquisition completed in March 2004. Our U.S. average commercial rental fleet size increased 14.2% in the first three months of 2005 as compared with the same period in 2004. Our fleet size in the first quarter of 2005 was higher than planned as we decided to take early delivery of new commercial rental vehicles in the U.S. in anticipation of the peak rental season and also delay the outservicing of some vehicles due to strong demand from customers. Rental fleet utilization decreased to 69.2% in the first three months of 2005 as compared with 71.9% in the same period in 2004 as a result of these early deliveries. In the U.S., pure rental revenue (total rental revenue less rental revenue related to units provided to full service lease customers), which accounts for over half of the U.S. commercial rental business, increased 4.2% to $70.0 million in the first three months of 2005 compared with the same period in 2004 due to increased activity levels and stronger pricing. In the U.S., lease customer rental revenue (revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations) increased 25.0% to $59.1 million in the first three months of 2005 compared with the same period in 2004 reflecting the impact of increased activity from our lease customers. Rental statistics presented are for the U.S. fleet, which generates more than 80% of total commercial rental revenue. We expect favorable commercial rental revenue comparisons for the remainder of 2005 based on the increases in rental transactions, improved pricing and an overall larger commercial rental fleet.

       FMS NBT increased 27.8% to $70.9 million in the first three months of 2005 compared with the same period in 2004. The favorable comparisons were driven by higher gains on disposal of used revenue earning equipment resulting from stronger volume and pricing, improved commercial rental results and acquisitions that allowed us to leverage our existing infrastructure. Results for the first three months of 2005 also benefited from the one-time recovery of $1.9 million for project costs incurred in prior years. The impact of these items was partially offset by lower full service lease and contract maintenance on our U.S. base business (excluding the acquisition completed in March 2004).

       Our fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to nearest hundred):

	March 31,	December 31,	March 31,
	2005	2004	2004
By type:
Trucks	65,300	63,700	63,500
Tractors	53,300	51,700	51,400
Trailers	42,800	43,100	45,400
Other	5,900	5,900	6,200

Total	167,300	164,400	166,500

By product line:
Full service lease	119,700	119,700	121,900
Commercial rental	44,200	41,700	41,600
Service vehicles and other	3,400	3,000	3,000

Total	167,300	164,400	166,500

Owned	160,400	157,000	157,500
Leased	6,900	7,400	9,000

Total	167,300	164,400	166,500

Quarterly average	165,900		163,300

Customer vehicles under contract maintenance	28,700	28,500	31,700

       The totals in the table above include the following non-revenue earning equipment (number of units rounded to nearest hundred):

	March 31,	December 31,	March 31,
	2005	2004	2004
Not yet earning revenue (NYE)	2,300	1,900	1,400
No longer earning revenue (NLE):
Units held for sale:
Units in inventory	4,900	4,200	3,900
Sale in-process	800	600	800
Other NLE units	2,200	1,600	2,500

Total(1)	10,200	8,300	8,600

(1)	Non-revenue earning equipment for FMS operations outside the U.S. totaled approximately 2,000 vehicles at March 31, 2005, 1,500 vehicles at December 31, 2004 and 1,000 vehicles at March 31, 2004, which are not included above.

       NYE units represent new vehicles on hand that are being prepared for deployment to lease customers or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NLE units represent vehicles held for sale, as well as vehicles for which no revenue has been earned in the previous 30 days. These vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. The number of NYE units increased during the quarter consistent with the anticipated higher level of new vehicles coming into the fleet for replacement lease equipment and new lease sales, as well as, new vehicles added to the commercial rental fleet. We would expect this number to grow modestly as the volume of lease activity increases. In 2005, the total number of NLE units increased due to increased lease vehicle replacement activity.

Supply Chain Solutions

	Three months ended March 31,
	2005	2004
	(Dollars in thousands)
U.S. operating revenue:
Automotive, aerospace and industrial	$105,671	102,382
High-tech and consumer industries	57,944	55,521
Transportation management	6,191	4,246

U.S. operating revenue	169,806	162,149
International operating revenue	67,568	69,237

Total operating revenue(1)	237,374	231,386
Freight under management (FUM) expense	109,419	89,751

Total revenue	$346,793	321,137

Segment NBT	$6,507	7,212

Segment NBT as a % of total revenue	1.9%	2.2%

Segment NBT as a % of total operating revenue(1)	2.7%	3.1%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our SCS business segment and as a measure of sales activity. FUM expense is deducted from total revenue to arrive at our operating revenue computation as FUM expense is largely a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in FUM expense.

       In the first three months of 2005, SCS total revenue increased 8.0% to $346.8 million and operating revenue increased 2.6% to $237.4 million compared with the same period in 2004. Our largest customer, General Motors Corporation, accounted for approximately 27% and 30% of SCS total revenue for the three months ended March 31, 2005 and 2004, respectively, and is comprised of multiple contracts in various geographic regions. Revenue comparisons were positively impacted by new and expanded business in all U.S. industry groups and pricing increases associated with higher fuel costs. In 2004, total revenue and operating revenue included $7 million associated with an international inventory procurement contract, the terms of which were favorably renegotiated late in the first quarter of 2004 to eliminate inventory risk and required net revenue reporting on a prospective basis. In 2005, total revenue and operating revenue included a favorable foreign currency exchange impact of 1.7% and 1.3%, respectively. We expect revenue improvements to continue over the near term.

       SCS NBT decreased 9.8% to $6.5 million in the first three months of 2005 compared with the same period in 2004. Results benefited from new and expanded business in all U.S. industry groups, but were more than offset by lower margins from certain automotive accounts, including the impact of plant shutdowns and launch costs associated with new business. SCS NBT also benefited from leverage on new transportation management-based business due to shared infrastructure and the one-time recovery of $0.7 million for project costs incurred in prior years.

Dedicated Contract Carriage

	Three months ended March 31,
	2005	2004
	(Dollars in thousands)

Operating revenue(1)	$124,795	125,035
Freight under management (FUM) expense	3,186	1,352

Total revenue	$127,981	126,387

Segment NBT	$5,888	6,761

Segment NBT as a % of total revenue	4.6%	5.3%

Segment NBT as a % of operating revenue(1)	4.7%	5.4%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our DCC business segment and as a measure of sales activity. FUM expense is deducted from total revenue to arrive at our operating revenue computation as FUM expense is largely a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in FUM expense.

       DCC total revenue increased 1.3% to $128.0 million in the first three months of 2005 compared with the same period in 2004. Operating revenue remained flat in the first three months of 2005 compared with the same period in 2004. Higher average pricing resulting from increased fuel costs, contributed to the increase in total revenue. This increase was partially offset by the non-renewal of certain customer contracts. DCC NBT decreased 12.9% to $5.9 million in the first three months of 2005 compared with the same period in 2004. The decrease in results reflects the impact of investments made to expand logistics engineering capabilities and the non-renewal of certain customer contracts. We expect unfavorable revenue comparisons to continue in the short term due to the impact of customer contracts not renewed.

Central Support Services

	Three months ended March 31,
	2005	2004
	(In thousands)

Sales and marketing	$1,826	1,865
Human resources	3,558	3,900
Finance	14,279	13,750
Corporate services and public affairs	3,296	1,677
Information technology (IT)	17,722	16,609
Health and safety	2,136	2,145
Other	8,087	8,343

Total CSS	50,904	48,289
Allocation of CSS to business segments	(42,322)	(41,112)

Unallocated CSS	$8,582	7,177

       Total CSS increased 5.4% to $50.9 million in the first three months of 2005 compared with the same period in 2004. The higher spending in corporate services activities reflected approximately $1 million of moving costs incurred in connection with the relocation to our new smaller headquarters facility. Information technology spending also increased as a result of investments in various IT initiatives. Unallocated CSS expenses for 2005 were up largely due to headquarters moving expenses and Sarbanes-Oxley compliance costs that were not allocated to the business segments.

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows

       The following is a summary of our cash flows from operating, financing and investing activities:

	Three months ended March 31,
	2005	2004
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(21,528)	196,066
Financing activities	365,992	(20,792)
Investing activities	(361,208)	(199,466)

Net change in cash and cash equivalents	$(16,744)	(24,192)

       A detail of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.

       Net cash used in operating activities was $21.5 million in the first three months of 2005 compared with net cash provided by operating activities of $196.1 million in 2004. In 2005, net cash used in operating activities was impacted by U.S. federal income tax payments made of $176.0 million in connection with the resolution of our federal income tax audit for the 1998 to 2000 tax period and $50.5 million of estimated 2004 tax payments made during the first quarter of 2005. Net cash provided by financing activities in the first three months of 2005 was impacted by higher debt borrowings used to fund increased capital requirements and federal income tax payments. Net cash used in investing activities increased in the first three months of 2005 compared with the same period in 2004 due primarily to higher capital expenditures, primarily commercial rental vehicles. The increase in capital spending was partially offset by lower acquisition-related payments and higher proceeds associated with vehicle sales.

       We manage our business to maximize operating cash flows and proceeds from the sale of revenue earning equipment as the principal sources of liquidity. We refer to the net amount of cash generated from operating and investing activities as “free cash flow.” Although free cash flow is a non-GAAP financial measure, we consider it to be an important measure of comparative operating performance. We believe free cash flow provides investors with an important perspective on the cash available for debt service and for shareholders after making capital investments required to support ongoing business operations. Our calculation of free cash flow may be different from the calculation used by other companies and therefore comparability may be limited.

       The following table shows the sources of our free cash flow computation:

	Three months ended March 31,
	2005	2004
	(In thousands)

Net cash (used in) provided by operating activities	$(21,528)	196,066
Collections on direct finance leases	16,580	14,881
Sales of property and revenue earning equipment	79,039	64,637
Sale and leasback of revenue earning equipment	—	11,495
Purchases of property and revenue earning equipment	(442,322)	(143,699)
Acquisitions	(14,505)	(147,171)
Other, net	—	391

Free cash flow	$(382,736)	(3,400)

       The increase in negative free cash flow for the first three months of 2005 compared with the same period in 2004 was driven by higher capital spending levels and income tax payments made of $176.0 million in connection with the resolution of our federal income tax audit for the 1998 to 2000 tax period and $50.5 million of estimated 2004 tax payments made during the first quarter of 2005 partially offset by lower acquisition spending and higher proceeds associated with vehicle sales.

       The following table provides a summary of capital expenditures:

	Three months ended March 31,
	2005	2004
	(In thousands)
Revenue earning equipment:(1)
Full service lease	$272,526	160,046
Commercial rental	211,215	100,991

	483,741	261,037
Operating property and equipment	22,689	10,750

Total capital expenditures	506,430	271,787
Changes in accounts payable related to purchases of revenue earning equipment	(64,108)	(128,088)

Cash paid for purchases of property and revenue earning equipment	$442,322	143,699

(1)	Capital expenditures exclude acquisitions of revenue earning equipment under capital leases of $39.8 million during the three months ended March 31, 2004.

       The growth in total capital expenditures of 86.3% during the first three months of 2005 compared with the same period in 2004 reflects the timing of the delivery of new commercial rental vehicles in 2005, which occurred earlier than in the previous year, as well as increased lease vehicle spending for replacement and expansion of customer fleets. We expect full year 2005 capital spending before acquisitions to approximate $1.4 billion, primarily reflecting vehicle replacements of approximately $1.1 billion as well as anticipated incremental growth of approximately $300 million.

Financing and Other Funding Transactions

       We utilize external capital to support growth in our asset-based product lines. The variety of financing alternatives available to fund our capital needs include long-term and medium-term public and private debt, asset-backed securities, bank term loans, leasing arrangements, bank credit facilities and commercial paper.

       The following table shows the movements in our debt balance:

	Three months ended March 31,
	2005	2004
	(In thousands)

Debt balance at January 1	$1,783,216	1,815,900

Cash-related changes in debt:
Net change in commercial paper borrowings	204,257	(55,000)
Proceeds from issuance of medium-term notes	225,000	135,000
Proceeds from issuance of other debt instruments	34,399	21,355
Retirement of medium-term notes	—	(25,000)
Other debt repaid, including capital lease obligations	(78,103)	(92,119)

	385,553	(15,764)

Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	(1,986)	1,629
Addition of capital lease obligations	—	39,796
Changes in foreign currency exchange rates and other non-cash items	(1,521)	4,239

Total changes in debt	382,046	29,900

Debt balance at March 31	$2,165,262	1,845,800

       Our funding philosophy attempts to match the average remaining repricing life of our debt with the average remaining life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25-45% variable-rate debt. The variable-rate portion of our total obligations (including notional value of swap agreements) was 39% at March 31, 2005 compared with 37% at December 31, 2004.

       Ryder’s leverage ratios and a reconciliation of balance sheet debt to total obligations were as follows:

	March 31,	% to	December 31,	% to
	2005	Equity	2004	Equity
	(Dollars in thousands)

On-balance sheet debt	$2,165,262	142%	$1,783,216	118%

Present value of minimum lease payments and guaranteed residual values under operating leases for vehicles (1)	161,286		161,138

Total obligations	$2,326,548	152%	$1,944,354	129%

(1)	Present value does not reflect payments Ryder would be required to make if we terminated the related leases prior to the scheduled expiration dates.

       Debt to equity consists of balance sheet debt for the period divided by total equity. Total obligations to equity represents balance sheet debt plus the present value of minimum lease payments and guaranteed residual values under operating leases for vehicles, discounted based on our incremental borrowing rate at lease inception, all divided by total equity. Although total obligations is a non-GAAP financial measure, we believe that total obligations is useful as it is a more complete measure of our existing financial obligations and helps better assess our overall leverage position. The increase in our leverage ratios in 2005 was driven by our increased funding needs as a result of higher vehicle capital spending requirements and higher income tax payments.

       Our ability to access unsecured debt in the capital markets is linked to both our short-term and long-term debt ratings. These ratings are intended to provide guidance to investors in determining the credit risk associated with particular Ryder securities based on current information obtained by the rating agencies from us or from other sources that such agencies consider to be reliable. Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets. A downgrade of Ryder’s debt rating below investment grade level would limit our ability to issue commercial paper. As a result, we would have to rely on other established funding sources described below.

       Our debt ratings at March 31, 2005 were as follows:

	Short-term	Long-term	Outlook
Moody’s Investors Service	P2	Baa1	Stable (June 2004)
Standard & Poor’s Ratings Services	A2	BBB	Positive (July 2003)
Fitch Ratings	F2	BBB+	Positive (January 2004)

       On April 14, 2005, Standard & Poor’s Ratings Services upgraded Ryder’s long-term debt rating to BBB+ and revised our rating outlook to stable from positive.

       Ryder can borrow up to $870 million through a global revolving credit facility with a syndicate of lenders. The credit facility is used primarily to finance working capital and provide support for the issuance of commercial paper. The credit facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at March 31, 2005). At Ryder’s option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 15.0 basis points, which applies to the total facility of $870 million, and is based on Ryder’s current credit ratings. In order to maintain availability of funding, Ryder must maintain a ratio of debt to consolidated tangible net worth, as defined in the agreement, of less than or equal to 300%. The ratio at March 31, 2005 was 122%. At March 31, 2005, $423.7 million was available under the credit facility. Foreign borrowings of $42.8 million were outstanding under the facility at March 31, 2005.

       During March 2005, we issued $225.0 million of unsecured medium-term notes maturing in April 2010. The proceeds from the notes were used for general corporate purposes.

       At March 31, 2005, Ryder had $440 million of securities available for issuance under the $800 million universal shelf registration statement filed with the Securities and Exchange Commission during 2003. During April 2005, we issued an additional $175 million of unsecured medium-term notes maturing in April 2011. The proceeds from the notes will be used for general corporate purposes, which may include capital expenditures and reductions in commercial paper borrowings.

       At March 31, 2005, we had the following amounts available to fund operations under the aforementioned facilities:

(In millions)

Global revolving credit facility	$423.7
Shelf registration statement (1)	440.0

(1)	During April 2005, we issued an additional $175 million of unsecured medium-term notes maturing in April 2011. The proceeds from the notes will be used for general corporate purposes, which may include capital expenditures and reductions in commercial paper borrowings.

       We believe such facilities, along with other funding sources, will be sufficient to fund operations over the next twelve months.

Off-Balance Sheet Arrangements

       We periodically enter into sale-leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors (e.g., regional banks, pension plans and insurance companies) and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions that are not deemed to be variable interest entities. In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense. These leases contain limited guarantees by us of the residual values of the leased vehicles (residual value guarantees) that are conditioned upon disposal of the leased vehicles prior to the end of their lease term. The amount of future payments for residual value guarantees will depend on the market for used vehicles and the condition of the vehicles at time of disposal. See Note (J), “Guarantees,” in Notes to Consolidated Condensed Financial Statements for additional information. We did not enter into any sale-leaseback transactions that qualified for off-balance sheet treatment during the first three months of 2005 or 2004.

Pension Information

       The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. While we are not legally required to make a contribution to fund our U.S. pension plan until September 2006, we review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans. For 2005, we expect to make approximately $39 million in pension contributions for all plans. Changes in interest rates and the market value of the securities held by the plans during 2005 could materially change, positively or negatively, the underfunded status of the plans and affect the level of pension expense and required contributions in 2006 and beyond. See Note (M), “Employee Benefit Plans,” in Notes to Consolidated Condensed Financial Statements for additional information.

Share Repurchases and Cash Dividends

       In July 2004, our Board of Directors authorized a two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. Under this program, shares of common stock are purchased in an amount not to exceed the number of shares issued to employees since May 1, 2004, which totaled approximately 2.0 million shares at March 31, 2005. The program limits aggregate share repurchases to no more than 3.5 million shares of Ryder common stock. During the three months ended March 31, 2005, we repurchased and retired approximately 0.5 million shares under the program at an aggregate cost of $21.4 million. At March 31, 2005, we had repurchased and retired a total of approximately 1.8 million shares under the program at an aggregate cost of $83.9 million. Management has established a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of this repurchase program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in a prearranged written trading plan.

       In February 2005, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock. The dividend reflects a $0.01 increase from the $0.15 quarterly cash dividend Ryder has paid since 1989.

NON-GAAP FINANCIAL MEASURES

       This Quarterly Report on Form 10-Q includes information extracted from consolidated condensed financial information but not required by generally accepted accounting principles (GAAP) to be presented in the financial statements. Certain of this information are considered “non-GAAP financial measures” as defined by SEC rules. Specifically, we refer to FMS operating revenue, FMS NBT as a % of operating revenue, SCS operating revenue, SCS NBT as a % of operating revenue, DCC operating revenue, DCC NBT as a % of operating revenue, free cash flow, total obligations and total obligations to equity. As required by SEC rules, we provide a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure and an explanation why management believes that presentation of the non-GAAP financial measure provides useful information to investors. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP.

FORWARD-LOOKING STATEMENTS

       Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:

•	our expectations as to growth opportunities and anticipated revenue growth;
•	anticipated gains on the sale of used vehicles;
•	our belief as to the adequacy of our funding sources and the effectiveness of our interest and foreign currency exchange rate risk management programs;
•	our belief that we can continue to realize significant savings from our cost management initiatives and process improvement actions;
•	the adequacy of our accounting estimates and accruals for pension expense, depreciation, residual value guarantees, self-insurance, goodwill impairment and income taxes; and
•	our ability to fund all of our operations over the next twelve months through internally generated funds and outside funding sources.

       These statements, as well as other forward-looking statements contained in this Quarterly Report, are based on our current plans and expectations and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors could cause actual results and events to differ significantly from those expressed in any forward-looking statements. These risk factors include, but are not limited to, the following:

•	Market Conditions:
o	Changes in general economic conditions in the U.S. and worldwide leading to decreased demand for our services, lower profit margins and increased levels of bad debt
o	Changes in our customers’ operations, financial condition or business environment that may limit their need for, or ability to purchase, our services
o	Changes in market conditions affecting the commercial rental market or the sale of used vehicles
o	Less than anticipated growth rates in the markets in which we operate

•	Competition:
o	Competition from other service providers, some of which have greater capital resources or lower capital costs
o	Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources
o	Competition from vehicle manufacturers in our foreign FMS business operations
o	Our inability to maintain current pricing levels due to customer acceptance or competition

•	Profitability:
o	Our inability to obtain adequate profit margins for our services
o	Lower than expected customer volumes or retention levels
o	Loss of key customers in our SCS business segment
o	Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis
o	The inability of our business segments to create operating efficiencies
o	Availability of heavy-duty and medium-duty vehicles
o	Increases in fuel prices
o	Our inability to successfully implement our asset management initiatives
o	An increase in the cost of, or shortages in the availability of, qualified drivers
o	Labor strikes and work stoppages
o	Our inability to manage our cost structure
o	Our inability to limit our exposure for customer claims

•	Financing Concerns:
o	Higher borrowing costs and possible decreases in available funding sources caused by an adverse change in our debt ratings
o	Unanticipated interest rate and currency exchange rate fluctuations
o	Negative funding status of our pension plans caused by lower than expected returns on invested assets and unanticipated changes in interest rates

•	Accounting Matters:
o	Impact of unusual items resulting from on-going evaluations of business strategies, asset valuations, acquisitions, divestitures and our organizational structure
o	Reductions in residual values or useful lives of revenue earning equipment
o	Increases in compensation levels, retirement rate and mortality resulting in higher pension expense
o	Increases in healthcare costs resulting in higher insurance costs
o	Changes in accounting rules, assumptions and accruals

•	Other risks detailed from time to time in our SEC filings

       The risks included here are not exhaustive. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. As a result, no assurance can be given as to our future results or achievements. You should not place undue reliance on the forward-looking statements contained herein, which speak only as of the date of this Quarterly Report. We do not intend, or assume any obligation, to update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       There have been no material changes to Ryder’s exposures to market risk since December 31, 2004. Please refer to the 2004 Annual Report on Form 10-K for a complete discussion of Ryder’s exposures to market risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

       As of the end of the first quarter of 2005, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the first quarter of 2005, Ryder’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports Ryder files and submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported as and when required.

Changes in Internal Controls

       During the three months ended March 31, 2005, there were no significant changes in Ryder’s internal controls over financial reporting or in other factors that could significantly affect such internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       The following table provides information with respect to purchases we made of our common stock during the three months ended March 31, 2005 and total repurchases:

			Total Number of
			Shares	Maximum
			Purchased as	Number of Shares
	Total Number		Part of Publicly	That May Yet Be
	of Shares	Average Price	Announced	Purchased Under
	Purchased(1),(2)	Paid per Share	Program (1)	the Program(1)

January 1 through January 31, 2005	244,491	46.62	244,491	1,901,295
February 1 through February 28, 2005	8,511	44.49	—	1,901,295
March 1 through March 31, 2005	246,939	42.94	233,400	1,667,895

Total	499,941	44.77	477,891	1,667,895

(1)	In July 2004, we announced a two-year stock repurchase program providing for the repurchase of up to 3.5 million shares of our common stock. Under the program, we have purchased in open-market transactions a total of 1,832,105 shares of our common stock a portion of which was purchased through a 10b5-1 trading plan.

(2)	During the three months ended March 31, 2005, we purchased an aggregate of 477,891 shares of our common stock as part of our share repurchase program and an aggregate of 22,050 shares of our common stock in employee-related transactions outside of the share repurchase program. Employee-related transactions include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our stock-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plan relating to investments by employees in our common stock, one of the investment options available under the plan.

ITEM 6. EXHIBITS

(15)	Letter re: unaudited interim financial information.

(31.1)	Certification of Gregory T. Swienton pursuant to Rule 13a-15(e) or Rule 15d-15(e).

(31.2)	Certification of Tracy A. Leinbach pursuant to Rule 13a-15(e) or Rule 15d-15(e).

(32)	Certification of Gregory T. Swienton and Tracy A. Leinbach pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC. (Registrant)
Date: April 28, 2005	By:	/s/ Tracy A. Leinbach
Tracy A. Leinbach
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: April 28, 2005	By:	/s/ Art A. Garcia
Art A. Garcia
Vice President and Controller (Principal Accounting Officer)