Form 10-Q
period 2005-06-30
RYDER SYSTEM INC
filed 2005-07-28
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission File Number: 1-4364

RYDER SYSTEM, INC.
(Exact name of registrant as specified in its charter)

Florida	59-0739250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11690 N.W. 105th Street
Miami, Florida 33178	(305) 500-3726
(Address of principal executive offices, including zip code)	(Telephone number, including area code)

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

Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at June 30, 2005 was 64,214,464.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RYDER SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)

Revenue	$1,389,816	1,268,915	$2,705,431	2,481,173

Operating expense	635,127	557,488	1,245,630	1,100,150
Salaries and employee-related costs	306,372	310,180	613,931	617,163
Freight under management expense	130,650	101,994	243,255	193,097
Depreciation expense	186,850	175,757	368,241	350,742
Gains on vehicle sales, net	(13,086)	(10,646)	(25,850)	(17,337)
Equipment rental	24,740	26,958	52,057	52,652
Interest expense	30,854	26,227	57,805	50,657
Miscellaneous income, net	(2,086)	(2,767)	(7,188)	(4,622)
Restructuring and other recoveries, net	(134)	(18,108)	(201)	(19,227)

	1,299,287	1,167,083	2,547,680	2,323,275

Earnings before income taxes	90,529	101,832	157,751	157,898
Provision for income taxes	27,231	38,187	52,964	59,212

Net earnings	$63,298	63,645	$104,787	98,686

Earnings per common share:
Basic	$0.99	0.99	$1.64	1.53

Diluted	$0.98	0.97	$1.61	1.50

Cash dividends per common share	$0.16	0.15	$0.32	0.30

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	(unaudited)
	June 30,	December 31,
	2005	2004
	(Dollars in thousands, except per share amounts)

Assets:
Current assets:
Cash and cash equivalents	$87,310	100,971
Receivables, net	723,418	732,835
Inventories	60,879	59,284
Tires in service	187,839	175,715
Prepaid expenses and other current assets	140,867	158,864

Total current assets	1,200,313	1,227,669

Revenue earning equipment, net of accumulated depreciation of $2,723,639 and $2,704,780, respectively	3,569,901	3,331,711
Operating property and equipment, net of accumulated depreciation of $743,628 and $738,143, respectively	484,480	479,598
Direct financing leases and other assets	408,520	416,531
Goodwill and other intangible assets	180,705	182,424

Total assets	$5,843,919	5,637,933

Liabilities and shareholders’ equity:
Current liabilities:
Current portion of long-term debt	$326,928	389,550
Accounts payable	409,992	384,016
Accrued expenses	358,436	681,290

Total current liabilities	1,095,356	1,454,856

Long-term debt	1,896,549	1,393,666
Other non-current liabilities	461,830	408,554
Deferred income taxes	833,178	870,669

Total liabilities	4,286,913	4,127,745

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, June 30, 2005 or December 31, 2004	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, June 30, 2005 — 64,214,464; December 31, 2004 — 64,310,852	32,107	32,155
Additional paid-in capital	682,030	668,152
Retained earnings	1,023,529	963,482
Deferred compensation	(5,856)	(4,180)
Accumulated other comprehensive loss	(174,804)	(149,421)

Total shareholders’ equity	1,557,006	1,510,188

Total liabilities and shareholders’ equity	$5,843,919	5,637,933

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2005	2004
	(In thousands)

Cash flows from operating activities:
Net earnings	$104,787	98,686
Depreciation expense	368,241	350,742
Gains on vehicle sales, net	(25,850)	(17,337)
Amortization expense and other non-cash charges (credits), net	4,853	(22,439)
Deferred income tax (credit) expense	(3,558)	50,638
Changes in operating assets and liabilities, net of acquisitions:
Receivables	7,485	661
Inventories	(1,525)	203
Prepaid expenses and other assets	(15,953)	(8,019)
Accounts payable	(14,843)	(19,784)
Accrued expenses and other non-current liabilities	(257,559)	(38,102)

Net cash provided by operating activities	166,078	395,249

Cash flows from financing activities:
Net change in commercial paper borrowings	14,532	23,000
Debt proceeds	675,536	225,385
Debt repaid, including capital lease obligations	(244,461)	(214,496)
Dividends on common stock	(20,551)	(19,413)
Common stock issued	16,090	51,441
Common stock repurchased	(32,379)	(86,579)

Net cash provided by (used in) financing activities	408,767	(20,662)

Cash flows from investing activities:
Purchases of property and revenue earning equipment	(780,090)	(509,771)
Sales of operating property and equipment	1,700	44,619
Sales of revenue earning equipment	171,204	137,462
Sale and leaseback of revenue earning equipment	—	11,755
Acquisitions	(14,717)	(148,505)
Collections on direct finance leases	33,397	30,906
Other, net	—	43

Net cash used in investing activities	(588,506)	(433,491)

Decrease in cash and cash equivalents	(13,661)	(58,904)
Cash and cash equivalents at January 1	100,971	140,627

Cash and cash equivalents at June 30	$87,310	81,723

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$54,223	50,300
Income taxes	285,200	11,857

Non-cash investing activities:
Increase in accounts payable related to purchases of revenue earning equipment	40,819	58,050
Revenue earning equipment acquired under capital leases	411	37,946

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

							Accumulated
	Preferred			Additional			Other
	Stock	Common Stock		Paid-In	Retained	Deferred	Comprehensive
	Amount	Shares	Par	Capital	Earnings	Compensation	(Loss) Gain	Total
	(Dollars in thousands, except per share amount)

Balance at December 31, 2004	$—	64,310,852	$32,155	668,152	963,482	(4,180)	(149,421)	1,510,188

Components of comprehensive income:
Net earnings	—	—	—	—	104,787	—	—	104,787
Foreign currency translation adjustments	—	—	—	—	—	—	(25,423)	(25,423)
Unrealized net gain related to derivative instruments	—	—	—	—	—	—	40	40

Total comprehensive income								79,404
Common stock dividends declared — $0.16 per share	—	—	—	—	(20,551)	—	—	(20,551)
Common stock issued under employee stock option and stock purchase plans (1)	—	648,788	325	18,619	—	(3,375)	—	15,569
Benefit plan stock sales (2)	—	9,995	5	516	—	—	—	521
Common stock repurchases	—	(749,978)	(375)	(7,815)	(24,189)	—	—	(32,379)
Tax benefit from employee stock options	—	—	—	2,663	—	—	—	2,663
Amortization and forfeiture of restricted stock	—	(5,193)	(3)	(105)	—	1,699	—	1,591

Balance at June 30, 2005	$—	64,214,464	$32,107	682,030	1,023,529	(5,856)	(174,804)	1,557,006

(1)	Net of common shares delivered as payment for the exercise price or to satisfy the option holders’ withholding tax liability upon exercise of options.
(2)	Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plan.

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

(B) RECENT ACCOUNTING PRONOUNCEMENTS

       In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations” which clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005, with early adoption encouraged. Retrospective application of interim financial information is permitted but is not required. We are in the process of developing a complete analysis of the impact FIN 47 will have on our conditional obligation to remove underground storage tanks located at our maintenance facilities.

       In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” supersedes APB Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. SFAS No. 123R was to be adopted no later than the first interim or annual period after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission (SEC) announced that they would allow companies to implement SFAS No. 123R at the beginning of their first annual reporting period that starts after June 15, 2005. We plan to adopt the provisions of SFAS No. 123R effective January 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. The modified prospective method requires compensation cost to be recognized beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method described above, but also permits companies to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. We plan to adopt SFAS No. 123R using the modified prospective method.

       As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method of APB No. 25 and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of the fair value method from SFAS No. 123R will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R depends on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of SFAS No. 123R would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings and earnings per share. The adoption of SFAS No. 123R will reduce net operating cash flows and increase net financing cash flows in periods of adoption as a result of the classification requirements of the benefits of tax deductions in excess of recognized compensation cost. We are currently evaluating the requirements of SFAS No. 123R, including which fair value model to use to value share-based payments and the impact to our statement of cash flows.

       In May 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2) which provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We are in the process of developing a complete analysis of the costs and benefits of repatriating under the Jobs Act. Therefore, we have not yet decided on whether, or how much, to repatriate, but we plan to complete our evaluation of the impact of the repatriation provisions by September 2005. Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net earnings, as reported	$63,298	63,645	$104,787	98,686

Add: Stock-based employee compensation expense included in reported net earnings, net of tax	501	273	953	523

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(2,529)	(2,327)	(4,985)	(3,971)

Pro forma net earnings	$61,270	61,591	$100,755	95,238

Earnings per common share:
Basic:
As reported	$0.99	0.99	$1.64	1.53
Pro forma	$0.96	0.96	$1.57	1.48

Diluted:
As reported	$0.98	0.97	$1.61	1.50
Pro forma	$0.94	0.94	$1.55	1.44

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands)
Weighted-average shares outstanding — Basic	63,938	64,386	63,979	64,472
Effect of dilutive options and unvested restricted stock	724	1,255	917	1,389

Weighted-average shares outstanding — Diluted	64,662	65,641	64,896	65,861

Anti-dilutive options not included above	1,243	—	1,243	9

(E) RESTRUCTURING AND OTHER RECOVERIES

       The components of restructuring and other recoveries, net were as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands)
Restructuring recoveries, net:
Severance and employee-related recoveries	$—	(662)	$(37)	(863)
Facility and related costs	(91)	—	(91)	—

	(91)	(662)	(128)	(863)

Other recoveries, net:
Gain on sale of headquarters complex	—	(22,223)	—	(23,129)
Contract termination costs	—	4,777	—	4,777
Contract transition costs	(43)	—	(73)	—
Other	—	—	—	(12)

Total	$(134)	(18,108)	$(201)	(19,227)

       Allocation of restructuring and other recoveries, net across business segments was as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands)
Fleet Management Solutions	$(120)	2,822	$(167)	2,705
Supply Chain Solutions	(3)	965	(10)	916
Dedicated Contract Carriage	(11)	350	(24)	339
Central Support Services	—	(22,245)	—	(23,187)

Total	$(134)	(18,108)	$(201)	(19,227)

       2005

       Restructuring recoveries, net for the three and six months ended June 30, 2005, related primarily to reversals of prior restructuring charges due to refinements in estimates.

       2004

       Restructuring recoveries, net for the three and six months ended June 30, 2004, related primarily to employee severance and benefits recorded in prior years that were reversed due to refinements in estimates.

       Other recoveries, net for the three and six months ended June 30, 2004, related primarily to gains recorded in connection with the sale of our former headquarters complex. Gains on the sale of properties that were part of our former headquarters complex totaled $22.2 million and $23.1 million for the three and six months ended June 30, 2004, respectively. In addition to these gains, during the three months ended June 30, 2004, we notified an information technology service provider of our intent to transition certain outsourced information technology infrastructure services to Ryder employees and in accordance with the contract terms of the services agreement we recognized a charge of $4.8 million for contract termination costs. The transition of these information technology services was completed by December 2004.

       Activity related to restructuring reserves was as follows:

	December 31,			June 30,
	2004	2005		2005
	Balance	Additions	Deductions	Balance
	(In thousands)
Severance and employee-related costs	$1,125	—	387	738
Facilities and related costs	760	—	175	585

Total	$1,885	—	562	1,323

       At June 30, 2005, employee terminations from prior year restructuring plans were finalized. Deductions primarily represent cash payments made during the period of $0.5 million and prior year charge reversals of $0.1 million. At June 30, 2005, outstanding restructuring obligations are generally required to be paid over the next six months.

(F) REVENUE EARNING EQUIPMENT

	June 30, 2005
		Accumulated
	Cost	Depreciation	Net Book Value
	(In thousands)
Full service lease	4,710,267	(2,025,066)	2,685,201
Commercial rental	1,583,273	(698,573)	884,700

Total revenue earning equipment (1)	6,293,540	(2,723,639)	3,569,901

	December 31, 2004
		Accumulated
	Cost	Depreciation	Net Book Value
	(In thousands)
Full service lease	4,595,074	(2,067,811)	2,527,263
Commercial rental	1,441,417	(636,969)	804,448

Total revenue earning equipment (1)	6,036,491	(2,704,780)	3,331,711

(1)	Revenue earning equipment, net includes vehicles acquired under capital leases of $39.6 million, less accumulated amortization of $20.0 million, at June 30, 2005, and $67.3 million, less accumulated amortization of $24.4 million, at December 31, 2004.

       At June 30, 2005 and December 31, 2004, the net carrying value of revenue earning equipment held for sale was $95.1 million and $76.1 million, respectively.

(G) ACCRUED EXPENSES AND OTHER NON-CURRENT LIABILITIES

	June 30,	December 31,
	2005	2004
	(In thousands)
Accrued Expenses

Salaries and wages	$62,481	82,613
Pension benefits	11,290	39,189
Deferred compensation	2,906	3,589
Postretirement benefits other than pensions	7,069	7,441
Employee benefits	10,817	19,124
Self-insurance accruals	98,049	97,822
Residual value guarantees	4,203	3,617
Vehicle rent and related accruals	4,915	11,787
Environmental liabilities	4,756	5,518
Operating taxes	66,066	81,984
Income taxes	15,315	246,896
Restructuring	1,323	1,885
Interest	20,024	16,442
Other	49,222	63,383

Total accrued expenses	$358,436	681,290

Non-Current Liabilities

Pension benefits	$164,679	114,099
Deferred compensation	18,260	20,701
Postretirement benefits other than pensions	26,223	27,324
Self-insurance accruals	171,455	167,884
Residual value guarantees	2,243	2,589
Vehicle rent and related accruals	1,719	4,568
Environmental liabilities	11,619	11,252
Income taxes	29,033	29,090
Cross-currency swap	12,745	15,946
Other	23,854	15,101

Total non-current liabilities	$461,830	408,554

(H) INCOME TAXES

       On June 30, 2005, the State of Ohio enacted tax legislation, which phases out the Ohio corporate franchise (income) tax and phases in a new gross receipts tax called the Commercial Activity Tax (CAT) over a five-year period. While the corporate franchise (income) tax was generally based on federal taxable income, the CAT is based on current year sales and rentals in Ohio. As required by SFAS No. 109, “Accounting for Income Taxes,” the elimination of Ohio’s corporate franchise (income) tax over the next five years resulted in a favorable adjustment to deferred income taxes. This non-cash benefit increased reported net earnings for the three and six months ended June 30, 2005 by $7.6 million, or $0.12 per diluted common share.

       We are subject to tax audits in numerous jurisdictions in the U.S. and around the world. Tax audits by their very nature are often complex and can require several years to complete. As previously disclosed, the Internal Revenue Service (IRS) has closed audits of our U.S. federal income tax returns through fiscal year 2000. In connection with the resolution of our federal income tax audit for the 1998 to 2000 tax period, in February 2005 we paid $176 million, including interest through the date of payment. The payment was funded through the issuance of commercial paper. In making this payment we utilized all available federal net operating losses and alternative minimum tax credit carry-forwards and as a result expect to remain a net cash taxpayer in the near term.

       In 2005, the IRS began auditing our federal income tax returns for the 2001 through 2003 tax period. We believe that Ryder has not entered into any other transactions since 2000 that raise the same type of issues identified by the IRS in its most recently concluded audit. Management believes that taxes accrued on the Consolidated Condensed Balance Sheet fairly represent the amount of future tax liability due by Ryder.

(I) DEBT

	June 30,	December 31,
	2005	2004
	(In thousands)
U.S. commercial paper	$139,931	119,000
Canadian commercial paper	72,651	80,869
Unsecured U.S. notes:
Debentures	225,898	325,870
Medium-term notes	1,394,538	795,640
Unsecured U.S. obligations	55,000	55,000
Unsecured foreign obligations	170,684	162,072
Asset-backed securities (1)	135,219	186,457
Capital lease obligations	26,207	53,397

Total debt before fair market value adjustment	2,220,128	1,778,305
Fair market value adjustment on notes subject to hedging (2)	3,349	4,911

Total debt	2,223,477	1,783,216
Current portion of long-term debt	(326,928)	(389,550)

Long-term debt	$1,896,549	1,393,666

(1)	Asset-backed securities represent outstanding debt of consolidated variable interest entities (VIEs). Asset-backed securities are collateralized by cash reserve deposits (included in “Direct financing leases and other assets”) and revenue earning equipment of consolidated VIEs totaling $173.2 million and $218.3 million at June 30, 2005 and December 31, 2004, respectively.
(2)	The notional amount of executed interest rate swaps designated as fair value hedges was $285.0 million at June 30, 2005 and December 31, 2004.

       Ryder can borrow up to $870 million through a global revolving credit facility with a syndicate of lenders. The credit facility is used primarily to finance working capital and provide support for the issuance of commercial paper. The credit facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at June 30, 2005). At Ryder’s option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. During May 2005, the terms of the credit facility were amended extending the expiration of the facility one year to 2010 and reducing the current annual facility fee from 15.0 basis points to 11.0 basis points. The annual facility fee applies to the total facility of $870 million, and is based on Ryder’s current credit ratings. In order to maintain availability of funding, Ryder must maintain a ratio of debt to consolidated tangible net worth, as defined in the agreement, of less than or equal to 300%. The ratio at June 30, 2005 was 124%. At June 30, 2005, $634.4 million was available under the credit facility. Foreign borrowings of $22.9 million were outstanding under the facility at June 30, 2005.

       During the three months ended June 2005, we issued $375.0 million of unsecured medium-term notes, of which $175.0 million mature in April 2011 and $200.0 million mature in June 2012. Additionally, in March 2005, we issued $225.0 million of unsecured medium term-notes maturing in April 2010. The proceeds from the notes were used for general corporate purposes, which may include capital expenditures and reductions in commercial paper borrowings. At June 30, 2005, Ryder had $65 million of securities available for issuance under an $800 million universal shelf registration statement filed with the SEC during 2003.

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

       At June 30, 2005, the maximum determinable exposure of guarantees and the corresponding liability, if any, currently recorded on the Consolidated Condensed Balance Sheet, were as follows:

	Maximum
	Exposure of	Carrying Amount
Guarantee	Guarantee	of Liability
	(In thousands)
Vehicle residual value guarantees:
Sale and leaseback arrangements — end of term guarantees (1)	$2,580	18
Finance lease program	4,061	1,368
Used vehicle financing	4,378	1,525
Standby letters of credit	10,531	—

Total	$21,550	2,911

(1)	Amounts exclude contingent rentals associated with residual value guarantees on certain vehicles held under operating leases for which the guarantees are conditioned upon disposal of the leased vehicles prior to the end of their lease term. Ryder’s maximum exposure for such guarantees was approximately $190.4 million, with $6.4 million recorded as a liability at June 30, 2005.

       At June 30, 2005, Ryder had letters of credit outstanding totaling $192.4 million and surety bonds in the amount of $76.5 million, which primarily guarantee the payment of insurance claims. Certain of these letters of credit and surety bonds guarantee insurance activities associated with insurance claim liabilities transferred in conjunction with the sale of a business reported as discontinued operations in previous years. To date, the insurance claims, representing per claim deductibles payable under third-party insurance policies, have been paid by the company that assumed such liabilities. However, if all or a portion of the estimated outstanding assumed claims of approximately $10.5 million are unable to be paid, the third-party insurers may have recourse against certain of the outstanding letters of credit provided by Ryder in order to satisfy the unpaid claim deductibles. In order to reduce our potential exposure to these claims, we have received a letter of credit from the purchaser of the business referred to above totaling $9.5 million. Periodically, an actuarial valuation will be made and the letter of credit issued in our favor will be adjusted to the amount of the insurance claim liabilities estimated by the independent actuary.

(K) SHARE REPURCHASE PROGRAM

       In July 2004, our Board of Directors authorized a two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. Under this program, shares of common stock are purchased in an amount not to exceed the number of shares issued to employees upon the exercise of stock options or through employee stock purchase plans since May 1, 2004, which totaled approximately 2.2 million shares at June 30, 2005. The program limits aggregate share repurchases to no more than 3.5 million shares of Ryder common stock. During the six months ended June 30, 2005, we repurchased and retired approximately 0.7 million shares under the program at an aggregate cost of $32.4 million. At June 30, 2005, we had repurchased and retired a total of approximately 2.1 million shares under the program at an aggregate cost of $94.8 million. Management has established a prearranged written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of this repurchase program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan.

(L) COMPREHENSIVE INCOME

       Comprehensive income presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following table provides a reconciliation of net earnings as reported in the Consolidated Condensed Statements of Earnings to comprehensive income.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands)
Net earnings	$63,298	63,645	$104,787	98,686
Other comprehensive income:
Foreign currency translation adjustments	(16,895)	(8,156)	(25,423)	(5,260)
Unrealized net gain on derivative instruments	406	165	40	127

Total comprehensive income	$46,809	55,654	$79,404	93,553

(M) EMPLOYEE BENEFIT PLANS

       Components of net periodic benefit cost were as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands)
Pension Benefits
Company-administered plans:
Service cost	$9,178	8,462	$18,738	17,903
Interest cost	19,519	18,129	38,715	35,958
Expected return on plan assets	(22,617)	(20,139)	(45,354)	(40,133)
Amortization of transition asset	(7)	(8)	(15)	(15)
Recognized net actuarial loss	7,081	8,051	13,206	15,786
Amortization of prior service cost	1,264	546	2,561	1,094

	14,418	15,041	27,851	30,593
Union-administered plans	1,161	1,012	2,204	1,895

Net periodic benefit cost	$15,579	16,053	$30,055	32,488

Company-administered plans:
U.S.	$10,427	11,343	$19,923	23,220
Non-U.S.	3,991	3,698	7,928	7,373

	14,418	15,041	27,851	30,593
Union-administered plans	1,161	1,012	2,204	1,895

	$15,579	16,053	$30,055	32,488

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands)
Postretirement Benefits
Company-administered plans:
Service cost	$234	204	$501	458
Interest cost	458	467	1,059	1,138
Recognized net actuarial (gain) loss	(30)	(13)	141	208
Amortization of prior service credit	(289)	(289)	(578)	(578)

Net periodic benefit cost	$373	369	$1,123	1,226

Company-administered plans:
U.S.	$279	311	$934	1,108
Non-U.S.	94	58	189	118

	$373	369	$1,123	1,226

       We previously disclosed in our 2004 Annual Report that we expected to contribute approximately $39 million, including voluntary contributions, to our pension plans during 2005. We now anticipate 2005 global contributions to our pension plans will total approximately $11 million, which primarily represent required contributions to be made in the second half of 2005. During the first half of 2005, we made $0.4 million of global contributions to our pension plans.

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

       Ryder’s primary measurement of segment financial performance, defined as “Net Before Taxes” (NBT), includes an allocation of Central Support Services (CSS) and excludes restructuring and other recoveries, net. CSS represents those costs incurred to support all business segments, including sales and marketing, human resources, finance, corporate services, health and safety, information technology, legal and communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, corporate communications, public affairs and certain executive compensation. CSS costs attributable to the business segments are predominantly allocated to FMS, SCS and DCC as follows:

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

       The following tables set forth financial information for each of Ryder’s business segments and a reconciliation between segment NBT and earnings before income taxes for the three and six months ended June 30, 2005 and 2004. In the fourth quarter of 2004, we changed our methodology of allocating insurance related costs between the FMS, SCS and DCC business segments. Accordingly, the 2004 segment NBT measures have been adjusted to provide the retroactive effect of this change. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

	FMS	SCS	DCC	Eliminations	CSS	Total
	(In thousands)
For the three months ended June 30, 2005
Revenue from external customers	$881,041	374,950	133,825	—	—	1,389,816
Inter-segment revenue	88,536	—	—	(88,536)	—	—

Total revenue	$969,577	374,950	133,825	(88,536)	—	1,389,816

Segment NBT (1)	$88,901	8,333	9,654	(7,488)	(9,005)	90,395

Restructuring and other recoveries, net						134

Earnings before income taxes						90,529

Purchases of property and revenue earning equipment (1), (2), (3)	$325,516	4,775	273	—	7,204	337,768

June 30, 2004
Revenue from external customers	$816,507	327,010	125,398	—	—	1,268,915
Inter-segment revenue	75,610	—	—	(75,610)	—	—

Total revenue	$892,117	327,010	125,398	(75,610)	—	1,268,915

Segment NBT (1)	$81,999	8,705	8,314	(8,158)	(7,136)	83,724

Restructuring and other recoveries, net						18,108

Earnings before income taxes						101,832

Purchases of property and revenue earning equipment (1), (2), (3)	$360,819	2,943	107	—	2,203	366,072

(1)	CSS includes the activity not allocated to the reportable business segments.
(2)	Excludes revenue earning equipment acquired under capital leases.
(3)	Excludes FMS acquisition payments of $0.2 million and $1.3 million during the three months ended June 30, 2005 and 2004, respectively.

	FMS	SCS	DCC	Eliminations	CSS	Total
	(In thousands)
For the six months ended June 30, 2005
Revenue from external customers	$1,721,882	721,743	261,806	—	—	2,705,431
Inter-segment revenue	172,335	—	—	(172,335)	—	—

Total revenue	$1,894,217	721,743	261,806	(172,335)	—	2,705,431

Segment NBT (1)	$159,765	14,840	15,542	(15,010)	(17,587)	157,550

Restructuring and other recoveries, net						201

Earnings before income taxes						157,751

Purchases of property and revenue earning equipment (1), (2), (3)	$741,082	15,809	527	—	22,672	780,090

June 30, 2004
Revenue from external customers	$1,581,241	648,147	251,785	—	—	2,481,173
Inter-segment revenue	152,346	—	—	(152,346)	—	—

Total revenue	$1,733,587	648,147	251,785	(152,346)	—	2,481,173

Segment NBT (1)	$137,428	15,917	15,075	(15,436)	(14,313)	138,671

Restructuring and other recoveries, net						19,227

Earnings before income taxes						157,898

Purchases of property and revenue earning equipment (1), (2), (3)	$500,647	5,628	212	—	3,284	509,771

(1)	CSS includes the activity not allocated to the reportable business segments.
(2)	Excludes revenue earning equipment acquired under capital leases.
(3)	Excludes FMS acquisition payments of $14.7 million and $148.5 million during the six months ended June 30, 2005 and 2004, respectively.

       Our customer base includes governments and enterprises operating in a variety of industries including automotive, electronics, high-tech, telecommunications, manufacturing, aerospace, consumer goods, paper and paper products, office equipment, food and beverage, and general retail industries. Our largest customer, General Motors Corporation, accounted for approximately 29% and 31% of SCS total revenue for the six months ended June 30, 2005 and 2004, respectively, and is comprised of multiple contracts in various geographic regions.

       Our FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to the SCS and DCC business segments. Inter-segment revenue and NBT are accounted for at approximate fair value as if the transactions were made with independent third parties. NBT related to inter-segment equipment and services billed to customers (equipment contribution) is included in both FMS and the business segment which served the customer, then eliminated (presented as “Eliminations”). The following table sets forth equipment contribution included in NBT for our SCS and DCC business segments:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands)
Equipment contribution:
Supply Chain Solutions	$3,700	3,606	$7,256	6,715
Dedicated Contract Carriage	3,788	4,552	7,754	8,721

Total	$7,488	8,158	$15,010	15,436

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS
RYDER SYSTEM, INC.:

       We have reviewed the accompanying consolidated condensed balance sheet of Ryder System, Inc. and subsidiaries as of June 30, 2005, the related consolidated condensed statements of earnings for the three and six months ended June 30, 2005 and 2004, the related consolidated condensed statement of shareholders’ equity for the six months ended June 30, 2005 and the related consolidated condensed statements of cash flows for the six months ended June 30, 2005 and 2004. These consolidated condensed financial statements are the responsibility of the Company’s management.

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

       Based on our reviews, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

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
July 26, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS —

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

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

CONSOLIDATED RESULTS

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Earnings before income taxes	$90,529	101,832	$157,751	157,898
Provision for income taxes	27,231	38,187	52,964	59,212

Net earnings	$63,298	63,645	$104,787	98,686

Per diluted common share	$0.98	0.97	$1.61	1.50

Weighted-average shares outstanding — Diluted	64,662	65,641	64,896	65,861

       Earnings before income taxes decreased 11.1% to $90.5 million in the second quarter of 2005 and was unchanged at $157.8 million in the first half of 2005, compared with the same periods in 2004. Earnings before income taxes in the second quarter and first half of 2004 benefited from gains on the sale of our former headquarters complex of $22.2 million and $23.1 million, respectively. Net earnings was unchanged at $63.3 million in the second quarter of 2005 and increased 6.2% to $104.8 million in the first half of 2005, compared with the same periods in 2004. Net earnings in the second quarter and first half of 2005 included a state income tax benefit of $7.6 million, or $0.12 per diluted common share associated with the reduction of deferred income taxes due to the phaseout of income taxes for the State of Ohio. Net earnings in the second quarter and first half of 2004 benefited from gains on the sale of our former headquarters complex of $14.0 million, or $0.21 per diluted common share and $14.6 million, or $0.22 per diluted common share, respectively. Excluding these items, net earnings increased 12.2% to $55.7 million in the second quarter of 2005 and increased 15.6% to $97.2 million in the first half of 2005 compared with the same periods in 2004. The earnings growth in 2005 was principally driven by improved FMS commercial rental results and higher gains on FMS used vehicle sales. First half results also benefited from lease growth from FMS acquisitions and the one-time recovery in March 2005 of $2.6 million (pre-tax), or $0.02 per diluted common share, for project costs incurred in prior years. See “Operating Results by Business Segment” for a further discussion of operating results.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands)
Revenue:
Fleet Management Solutions	$969,577	892,117	$1,894,217	1,733,587
Supply Chain Solutions	374,950	327,010	721,743	648,147
Dedicated Contract Carriage	133,825	125,398	261,806	251,785
Eliminations	(88,536)	(75,610)	(172,335)	(152,346)

Total	$1,389,816	1,268,915	$2,705,431	2,481,173

       Total revenue increased 9.5% to $1.39 billion in the second quarter of 2005 and increased 9.0% to $2.71 billion in the first half of 2005, compared with the same periods in 2004. Revenue comparisons for all business segments were favorably impacted by increased fuel services revenue primarily as a result of higher average fuel prices. Our businesses realized minimal changes in profitability as a result of higher fuel services revenue as these generally reflect costs that are passed through to our customers. During the first half of 2005, FMS revenue was also positively impacted by the acquisition completed in March 2004 and higher rental revenue resulting from stronger pricing and increased activity levels. SCS and DCC revenue increased in the second quarter and first half of 2005 compared with the same periods in 2004 reflecting new and expanded business. Total revenue in the second quarter and first half of 2005 included a favorable foreign exchange impact of 1.0% and 0.9%, respectively, due primarily to the strengthening of the Canadian dollar and the British pound.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Operating expense	$635,127	557,488	$1,245,630	1,100,150
Percentage of revenue	45.7%	43.9%	46.0%	44.3%

       Operating expense increased 13.9% to $635.1 million in the second quarter of 2005 and increased 13.2% to $1.25 billion in the first half of 2005, compared with the same periods in 2004. The increases in operating expense and operating expense as a percentage of revenue are largely a result of higher average fuel prices in 2005. The growth in revenue, excluding fuel, also contributed to the increase in operating expenses.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Salaries and employee-related costs	$306,372	310,180	$613,931	617,163
Percentage of revenue	22.0%	24.4%	22.7%	24.9%

       Salaries and employee-related costs decreased 1.2% to $306.4 million in the second quarter of 2005 and decreased 0.5% to $613.9 million in the first half of 2005, compared with the same periods in 2004. Salaries and employee-related costs were favorably impacted by reduced performance-based incentive compensation and lower employee benefit costs, which offset higher salaries due to an increase in head count from growth in our SCS business segment. Pension expense decreased $0.5 million and $2.4 million in the second quarter and first half of 2005, respectively, compared with the same periods in 2004. Pension expense declines primarily impacted our FMS business segment, which employs the majority of our employees that participate in the primary U.S. pension plan.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Freight under management expense	$130,650	101,994	$243,255	193,097
Percentage of revenue	9.4%	8.0%	9.0%	7.8%

       Freight under management (FUM) expense represents subcontracted freight costs on logistics contracts for which we purchase transportation. FUM expense increased 28.1% to $130.7 million in the second quarter of 2005 and increased 26.0% to $243.3 million in the first half of 2005, compared with the same periods in 2004. Increased volumes of freight activity from new and expanded business and higher average pricing on subcontracted freight costs, resulting from increased fuel costs, contributed to the increase in FUM expense in our SCS and DCC business segments during 2005.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands)
Depreciation expense	$186,850	175,757	$368,241	350,742
Gains on vehicle sales, net	(13,086)	(10,646)	(25,850)	(17,337)
Equipment rental	24,740	26,958	52,057	52,652

       Depreciation expense relates primarily to FMS revenue earning equipment. Depreciation expense increased 6.3% to $186.9 million in the second quarter of 2005 and increased 5.0% to $368.2 million in the first half of 2005, compared with the same periods in 2004. The increase in depreciation expense for 2005 resulted from growth and higher replacements of our truck and tractor fleets as well as the conversion of leased vehicles to owned status. Additionally, higher first half comparisons reflect vehicles added as part of the acquisition completed in March 2004.

       Gains on vehicle sales, net increased 22.9% to $13.1 million in the second quarter of 2005 and increased 49.1% to $25.9 million in the first half of 2005, compared with the same periods in 2004. An increase in the number of units sold combined with improved average pricing contributed to higher proceeds and stronger used vehicle gains performance in 2005.

       Equipment rental consists primarily of rental costs on revenue earning equipment in FMS. Equipment rental costs decreased 8.2% to $24.7 million in the second quarter of 2005 and decreased 1.1% to $52.1 million in the first half of 2005, compared with the same periods in 2004. The decrease in equipment rental costs for 2005 is due to a reduction in the number of leased vehicles when compared to the same periods in 2004.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Interest expense	$30,854	26,227	$57,805	50,657
Percentage of revenue	2.2%	2.1%	2.1%	2.0%

       Interest expense increased 17.6% to $30.9 million in the second quarter of 2005 and increased 14.1% to $57.8 million in the first half of 2005, compared with the same periods in 2004. The increase in interest expense for 2005 is due principally to higher average debt levels as a result of increased funding requirements in support of higher capital spending levels and income tax payments.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands)
Miscellaneous income, net	$(2,086)	(2,767)	$(7,188)	(4,622)

       Miscellaneous income, net decreased to $2.1 million in the second quarter of 2005, compared with $2.8 million in the second quarter of 2004. Miscellaneous income, net increased to $7.2 million in the first half of 2005, compared with $4.6 million in first half of 2004 due to the one-time recovery in March 2005 of $2.6 million for project costs incurred in prior years.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands)
Restructuring and other recoveries, net	$(134)	(18,108)	$(201)	(19,227)

       Restructuring and other recoveries, net of $0.1 million in the second quarter of 2005 and $0.2 million in the first half of 2005 related to reversals of prior restructuring charges due to refinements in estimates. Restructuring and other recoveries, net of $18.1 million in the second quarter of 2004 and $19.2 million in the first half of 2004 related primarily to the gains on the sale of properties that were part of our former headquarters complex. See Note (E), “Restructuring and Other Recoveries,” in the Notes to Consolidated Condensed Financial Statements, for a complete discussion of restructuring activity.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Provision for income taxes	$27,231	38,187	$52,964	59,212
Effective tax rate	30.1%	37.5%	33.6%	37.5%

       On June 30, 2005, the State of Ohio enacted tax legislation, which phases out the Ohio corporate franchise (income) tax and phases in a new gross receipts tax called the Commercial Activity Tax (CAT) over a five-year period. While the corporate franchise (income) tax was generally based on federal taxable income, the CAT is based on current year sales and rentals in Ohio. As required by SFAS No. 109, “Accounting for Income Taxes,” the elimination of Ohio’s corporate franchise (income) tax over the next five years resulted in a favorable adjustment to deferred income taxes. The 2005 effective tax rates reflect the effect of this non-cash benefit, which increased reported net earnings for the second quarter and first half of 2005 by $7.6 million.

OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands)
Revenue:
Fleet Management Solutions	$969,577	892,117	$1,894,217	1,733,587
Supply Chain Solutions	374,950	327,010	721,743	648,147
Dedicated Contract Carriage	133,825	125,398	261,806	251,785
Eliminations	(88,536)	(75,610)	(172,335)	(152,346)

Total	$1,389,816	1,268,915	$2,705,431	2,481,173

NBT:
Fleet Management Solutions	$88,901	81,999	$159,765	137,428
Supply Chain Solutions	8,333	8,705	14,840	15,917
Dedicated Contract Carriage	9,654	8,314	15,542	15,075
Eliminations	(7,488)	(8,158)	(15,010)	(15,436)

	99,400	90,860	175,137	152,984
Unallocated Central Support Services	(9,005)	(7,136)	(17,587)	(14,313)
Restructuring and other recoveries, net	134	18,108	201	19,227

Earnings before income taxes	$90,529	101,832	$157,751	157,898

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

       Our FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to our SCS and DCC business segments. Inter-segment revenue and NBT are accounted for at approximate fair value as if the transactions were made with third parties. NBT related to inter-segment equipment and services billed to customers (equipment contribution) is included in both FMS and the business segment which served the customer and then eliminated (presented as “Eliminations”). The following table sets forth equipment contribution included in NBT for our SCS and DCC business segments:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands)
Equipment contribution:
Supply Chain Solutions	$3,700	3,606	$7,256	6,715
Dedicated Contract Carriage	3,788	4,552	7,754	8,721

Total	$7,488	8,158	$15,010	15,436

Fleet Management Solutions

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Full service lease	$445,450	445,299	$887,136	875,064
Contract maintenance	34,502	34,773	67,905	68,103
Contract-related maintenance	48,912	43,994	97,946	88,455
Commercial rental	174,850	162,352	327,577	298,304
Other	15,617	18,149	32,133	37,761

Operating revenue (1)	719,331	704,567	1,412,697	1,367,687
Fuel services revenue	250,246	187,550	481,520	365,900

Total revenue	$969,577	892,117	$1,894,217	1,733,587

Segment NBT	$88,901	81,999	$159,765	137,428

Segment NBT as a % of total revenue	9.2%	9.2%	8.4%	7.9%

Segment NBT as a % of operating revenue (1)	12.4%	11.6%	11.3%	10.0%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our FMS business segment and as a measure of sales activity. Fuel services revenue, which is directly impacted by fluctuations in market fuel prices, is excluded from our operating revenue computation as fuel is largely a pass-through to customers for which we realize minimal changes in profitability as a result of fluctuations in fuel services revenue.

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

       FMS total revenue increased 8.7% to $969.6 million during the second quarter of 2005 and increased 9.3% to $1.89 billion in the first half of 2005, compared with the same periods in 2004. Fuel services revenue increased 33.4% to $250.2 million in the second quarter of 2005 and increased 31.6% to $481.5 million in the first half of 2005, compared with the same periods in 2004, primarily as a result of higher average fuel prices. Operating revenue (revenue excluding fuel) increased 2.1% to $719.3 million in the second quarter of 2005 and increased 3.3% to $1.41 billion in the first half of 2005, compared with the same periods in 2004. The acquisition completed in March 2004 contributed total additional revenue of approximately $21 million in 2005. FMS total revenue in the second quarter and first half of 2005 also included a favorable foreign exchange impact of 0.7% in both periods.

       Full service lease revenue of $445.5 million was unchanged in the second quarter of 2005 and increased 1.4% to $887.1 million in the first half of 2005, compared with the same periods in 2004. The increase in full service lease revenue for the first half of 2005 primarily reflects the impact of the acquisition completed in March 2004. We expect favorable revenue comparisons in the second half of 2005 due to recent sales activity and on-going initiatives designed to improve business retention and generate new sales.

       Contract maintenance revenue of $34.5 million in the second quarter of 2005 and $67.9 million in the first half of 2005 was unchanged, compared with the same periods in 2004. Contract-related maintenance revenue increased 11.2% to $48.9 million in the second quarter of 2005 and increased 10.7% to $97.9 million in the first half of 2005, compared with the same periods in 2004. Contract-related maintenance revenue, which generally represents ancillary services supporting core product lines, benefited from the implementation of initiatives aimed at growing contract-related maintenance service offerings. We expect favorable contract-related maintenance revenue comparisons to continue for the remainder of 2005 based on these initiatives.

       Commercial rental revenue increased 7.7% to $174.9 million in the second quarter of 2005 and increased 9.8% to $327.6 million in the first half of 2005, compared with the same periods in 2004. The growth in commercial rental revenue reflects stronger pricing and increased activity levels. Commercial rental revenue in the first half of 2005 also benefited from revenue contributions attributed to the acquisition completed in March 2004. While our average U.S. commercial rental fleet size increased 3.0% in the second quarter of 2005 as compared with the second quarter of 2004, our average U.S. rental fleet size for power equipment (excluding trailers) increased 8.2%, when comparing the same periods in 2004. Our average U.S. commercial rental fleet size increased 1.4% in the first half of 2005 and our U.S. average rental fleet size for power equipment (excluding trailers) increased 5.4% in the first half of 2005 as compared with the same periods in 2004. Rental fleet utilization decreased to 73.4% in the second quarter of 2005 as compared with 77.9% in the second quarter of 2004 and decreased to 71.4% in the first half of 2005 as compared with 74.9% in the first half of 2004. In the U.S., pure rental revenue (total rental revenue less rental revenue related to units provided to full service lease customers), which accounts for over half of the U.S. commercial rental business, increased 3.0% to $84.3 million in the second quarter of 2005 and increased 5.0% to $154.3 million in the first half of 2005, compared with the same periods in 2004 due to stronger pricing and increased activity. In the U.S., lease customer rental revenue (revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations) increased 13.8% to $63.4 million in the second quarter of 2005 and increased 16.7% to $122.5 million in the first half of 2005, compared with the same periods in 2004. Rental statistics presented are for the U.S. fleet, which generates more than 80% of total commercial rental revenue. We expect favorable commercial rental revenue comparisons for most of our commercial rental service offerings for the remainder of 2005.

       FMS NBT increased 8.4% to $88.9 million in the second quarter of 2005 and increased 16.3% to $159.8 million in the first half of 2005, compared with the same periods in 2004. The favorable comparisons were driven by improved commercial rental results and higher gains on disposal of used vehicles, resulting from stronger volume and pricing. First half comparisons also benefited from the acquisition completed March 2004 that allowed us to leverage our existing infrastructure and the one-time recovery in March 2005 of $1.9 million for project costs incurred in prior years.

       Our fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to nearest hundred):

	June 30,	December 31,	June 30,
	2005	2004	2004
End of period count:

By type:
Trucks	64,700	63,700	64,000
Tractors	52,900	51,700	51,100
Trailers	42,000	43,100	44,700
Other	6,100	5,900	5,800

Total	165,700	164,400	165,600

By product line:
Full service lease	119,100	119,700	120,100
Commercial rental	43,200	41,700	42,500
Service vehicles and other	3,400	3,000	3,000

Total	165,700	164,400	165,600

Owned	159,300	157,000	157,900
Leased	6,400	7,400	7,700

Total	165,700	164,400	165,600

Quarterly average	166,500		166,100

Year-to-date average	166,200		164,700

Customer vehicles under contract maintenance	27,200	28,500	31,200

       The totals in the table above include the following non-revenue earning equipment (number of units rounded to nearest hundred):

	June 30,	December 31,	June 30,
	2005	2004	2004
Not yet earning revenue (NYE)	1,700	1,900	1,700
No longer earning revenue (NLE):
Units held for sale:
Units in inventory	5,500	4,200	3,500
Sale in-process	700	600	800
Other NLE units	1,200	1,600	1,800

Total(1)	9,100	8,300	7,800

(1)	Non-revenue earning equipment for FMS operations outside the U.S. totaled approximately 1,800 vehicles at June 30, 2005, 1,500 vehicles at December 31, 2004 and 1,000 vehicles at June 30, 2004, which are not included above.

       NYE units represent new vehicles on hand that are being prepared for deployment to lease customers or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NLE units represent vehicles held for sale, as well as vehicles for which no revenue has been earned in the previous 30 days. These vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. In 2005, the total number of NLE units increased due to the increased levels of lease vehicle replacement activity. We expect NLE units to grow modestly as the anticipated volume of lease replacement activity will increase in the second half of 2005 and the number of rental units being outserviced reaches its peak in the fourth quarter.

Supply Chain Solutions

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
U.S. operating revenue:
Automotive, aerospace and industrial	$112,638	106,476	$218,368	208,858
High-tech and consumer industries	61,132	55,862	119,101	111,383
Transportation management	6,162	4,947	12,353	9,193

U.S. operating revenue	179,932	167,285	349,822	329,434
International operating revenue	68,383	59,889	135,867	129,127

Total operating revenue (1)	248,315	227,174	485,689	458,561
Freight under management (FUM) expense	126,635	99,836	236,054	189,586

Total revenue	$374,950	327,010	$721,743	648,147

Segment NBT	$8,333	8,705	$14,840	15,917

Segment NBT as a % of total revenue	2.2%	2.7%	2.1%	2.5%

Segment NBT as a % of total operating revenue (1)	3.4%	3.8%	3.1%	3.5%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our SCS business segment and as a measure of sales activity. FUM expense is deducted from total revenue to arrive at our operating revenue computation as FUM expense is largely a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in FUM expense.

       In the second quarter of 2005, SCS total revenue increased 14.7% to $375.0 million and operating revenue increased 9.3% to $248.3 million compared with the second quarter in 2004. For the first half of 2005, SCS total revenue increased 11.4% to $721.7 million and operating revenue increased 5.9% to $485.7 million compared with the first half of 2004. Our largest customer, General Motors Corporation, accounted for approximately 29% and 31% of SCS total revenue for the first half of 2005 and 2004, respectively, and is comprised of multiple contracts in various geographic regions. Revenue comparisons were positively impacted by new and expanded business in all industry groups and pricing increases associated with higher fuel costs. In 2004, total revenue and operating revenue included $7 million associated with an international inventory procurement contract, the terms of which were favorably renegotiated late in the first quarter of 2004 to eliminate inventory risk and required net revenue reporting on a prospective basis. Total revenue in the second quarter and first half of 2005 included a favorable foreign currency exchange impact of 2.0% and 1.9%, respectively. Operating revenue in the second quarter and first half of 2005 included a favorable foreign currency exchange impact of 1.4% in both periods. We expect revenue improvements to continue the remainder of the year.

       SCS NBT decreased 4.3% to $8.3 million in the second quarter of 2005 and decreased 6.8% to $14.8 million in the first half of 2005, compared with the same periods in 2004. SCS NBT comparisons for the second quarter and first half of 2005 were impacted by lower volumes on certain automotive accounts and lower margins in our Brazil operations, partially offset by new and expanded business in all industry groups. First half comparisons were also impacted by the one-time recovery in March 2005 of $0.7 million for project costs incurred in prior years.

Dedicated Contract Carriage

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Operating revenue(1)	$129,810	123,240	$254,605	248,274
Freight under management (FUM) expense	4,015	2,158	7,201	3,511

Total revenue	$133,825	125,398	$261,806	251,785

Segment NBT	$9,654	8,314	$15,542	15,075

Segment NBT as a % of total revenue	7.2%	6.6%	5.9%	6.0%

Segment NBT as a % of operating revenue (1)	7.4%	6.7%	6.1%	6.1%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our DCC business segment and as a measure of sales activity. FUM expense is deducted from total revenue to arrive at our operating revenue computation as FUM expense is largely a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in FUM expense.

       DCC total revenue increased 6.7% to $133.8 million in the second quarter of 2005 and increased 4.0% to $261.8 million in the first half of 2005, compared with the same periods in 2004. Operating revenue increased 5.3% to $129.8 million in the second quarter of 2005 and increased 2.6% to $254.6 million in the first half of 2005, compared with the same periods in 2004. Revenue comparisons for the second quarter and first half were impacted favorably by higher average pricing resulting from increased fuel costs and new and expanded business. We expect favorable revenue comparisons to continue in the second half of 2005 based on expansions of customer accounts and new sales activity. DCC NBT increased 16.1% to $9.7 million in the second quarter of 2005 and increased 3.1% to $15.5 million in the first half of 2005, compared with the same periods in 2004. The improvements in 2005 results reflect the earnings leverage from new and expanded business and lower safety and other operating costs.

Central Support Services

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands)
Sales and marketing	$2,847	1,939	$4,673	3,990
Human resources	3,518	3,437	7,076	7,337
Finance	14,714	13,736	28,993	27,486
Corporate services and public affairs	3,926	2,063	7,222	3,740
Information technology (IT)	16,612	17,365	34,334	33,974
Health and safety	1,817	1,998	3,953	4,042
Other	8,492	12,375	16,579	20,633

Total CSS	51,926	52,913	102,830	101,202
Allocation of CSS to business segments	(42,921)	(45,777)	(85,243)	(86,889)

Unallocated CSS	$9,005	7,136	$17,587	14,313

       Total CSS decreased 1.9% to $51.9 million in the second quarter of 2005 compared with the second quarter of 2004 and increased 1.6% to $102.8 million in the first half of 2005 compared with the first half of 2004. The decline in CSS costs for the second quarter of 2005 was due primarily to lower performance-based incentive compensation costs and decreased pricing on purchased IT services. Higher spending in corporate services activities for the second quarter and first half of 2005 reflected approximately $2 million and $3 million, respectively, of moving and transition costs incurred in connection with the relocation to our new smaller headquarters facility. The growth in sales and marketing costs during the second quarter and first half of 2005 was due to increased promotional activities around FMS initiatives. Information technology spending also increased in the first half of 2005 as a result of investments in various IT initiatives. Unallocated CSS expenses for the second quarter and first half of 2005 were up largely due to headquarters relocation costs and higher corporate initiatives spending.

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows

       The following is a summary of our cash flows from operating, financing and investing activities:

	Six months ended June 30,
	2005	2004
	(In thousands)
Net cash (used in) provided by:
Operating activities	$166,078	395,249
Financing activities	408,767	(20,662)
Investing activities	(588,506)	(433,491)

Net change in cash and cash equivalents	$(13,661)	(58,904)

       A detail of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.

       Net cash provided by operating activities was $166.1 million in the first half of 2005 compared with net cash provided by operating activities of $395.2 million in 2004. In 2005, net cash provided by operating activities was impacted by U.S. federal income tax payments made of $176.0 million in connection with the resolution of our federal income tax audit for the 1998 to 2000 tax period and $109.2 million of estimated 2004 and 2005 tax payments made during the first half of 2005. Net cash provided by financing activities in the first half of 2005 reflects higher debt borrowings used to fund increased capital requirements and federal income tax payments. Net cash used in investing activities increased in the first half of 2005 compared with the same period in 2004 due primarily to higher capital expenditures, primarily lease vehicle spending for replacement and expansion of customer fleets. The increase in capital spending was partially offset by lower acquisition-related payments and higher proceeds associated with sales of used vehicles.

       We manage our business to maximize operating cash flows and proceeds from the sale of revenue earning equipment as one of the principal sources of liquidity. We refer to the net amount of cash generated from operating and investing activities as “free cash flow.” Although free cash flow is a non-GAAP financial measure, we consider it to be an important measure of comparative operating performance. We believe free cash flow provides investors with an important perspective on the cash available for debt service and for shareholders after making capital investments required to support ongoing business operations. Our calculation of free cash flow may be different from the calculation used by other companies and therefore comparability may be limited.

       The following table shows the sources of our free cash flow computation:

	Six months ended June 30,
	2005	2004
	(In thousands)
Net cash provided by operating activities	$166,078	395,249
Collections on direct finance leases	33,397	30,906
Sales of operating property and equipment (1)	1,700	44,619
Sales of revenue earning equipment	171,204	137,462
Sale and leaseback of revenue earning equipment	—	11,755
Purchases of property and revenue earning equipment	(780,090)	(509,771)
Acquisitions	(14,717)	(148,505)
Other, net	—	43

Free cash flow	$(422,428)	(38,242)

(1)	Sales of operating property and equipment for 2004 include proceeds of $41.3 million associated with the sale of our former headquarters complex.

       The increase in negative free cash flow for the first half of 2005 compared with the same period in 2004 was driven by higher capital spending levels and income tax payments made in connection with the resolution of our federal income tax audit for the 1998 to 2000 tax period and estimated tax payments, which were partially offset by lower acquisition spending. We expect free cash flow to improve over the balance of the year due to seasonally lower capital spending.

       The following table provides a summary of capital expenditures:

	Six months ended June 30,
	2005	2004
	(In thousands)
Revenue earning equipment: (1)
Full service lease	$537,064	336,625
Commercial rental	242,688	205,677

	779,752	542,302
Operating property and equipment	41,157	25,519

Total capital expenditures	820,909	567,821
Changes in accounts payable related to purchases of revenue earning equipment	(40,819)	(58,050)

Cash paid for purchases of property and revenue earning equipment	$780,090	509,771

(1)	Capital expenditures exclude acquisitions of revenue earning equipment under capital leases of $0.4 million and $37.9 million during the six months ended June 30, 2005 and 2004, respectively.

       The growth in capital expenditures of 44.6% during the first half of 2005, compared with the same period in 2004 is due to increased lease vehicle spending for replacement and expansion of customer fleets and the timing of purchases of our commercial rental vehicles. We expect full year 2005 capital spending before acquisitions to approximate $1.4 billion, primarily reflecting vehicle replacements.

Financing and Other Funding Transactions

       We utilize external capital to support growth in our asset-based product lines. The variety of financing alternatives available to fund our capital needs include long-term and medium-term public and private debt, asset-backed securities, bank term loans, leasing arrangements, bank credit facilities and commercial paper.

       The following table shows the movements in our debt balance:

	Six months ended June 30,
	2005	2004
	(In thousands)
Debt balance at January 1	$1,783,216	1,815,900

Cash-related changes in debt:
Net change in commercial paper borrowings	14,532	23,000
Proceeds from issuance of medium-term notes	600,000	135,000
Proceeds from issuance of other debt instruments	75,536	90,385
Retirement of medium-term notes and debentures	(100,000)	(25,000)
Other debt repaid, including capital lease obligations	(144,461)	(189,496)

	445,607	33,889

Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	(1,562)	(7,719)
Addition of capital lease obligations	411	37,946
Changes in foreign currency exchange rates and other non-cash items	(4,195)	661

Total changes in debt	440,261	64,777

Debt balance at June 30	$2,223,477	1,880,677

       Our funding philosophy attempts to match the average remaining repricing life of our debt with the average remaining life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25 - 45% variable-rate debt. The variable-rate portion of our total obligations (including notional value of swap agreements) was 30% at June 30, 2005 compared with 37% at December 31, 2004.

       Ryder’s leverage ratios and a reconciliation of balance sheet debt to total obligations were as follows:

	June 30,	% to	December 31,	% to
	2005	Equity	2004	Equity
	(Dollars in thousands)
Balance sheet debt	$2,223,477	143%	$1,783,216	118%

Present value of minimum lease payments and guaranteed residual values under operating leases for vehicles (1)	145,637		161,138

Total obligations	$2,369,114	152%	$1,944,354	129%

(1)	Present value does not reflect payments Ryder would be required to make if we terminated the related leases prior to the scheduled expiration dates.

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

       Our debt ratings at June 30, 2005 were as follows:

	Short-term	Long-term	Outlook

Moody’s Investors Service	P2	Baa1	Stable (June 2004)
Standard & Poor’s Ratings Services	A2	BBB+	Stable (April 2005)
Fitch Ratings	F2	BBB+	Positive (January 2004)

       On July 18, 2005, Fitch Ratings upgraded Ryder’s long-term debt rating to A- and revised our rating outlook to stable.

       Ryder can borrow up to $870 million through a global revolving credit facility with a syndicate of lenders. The credit facility is used primarily to finance working capital and provide support for the issuance of commercial paper. The credit facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at June 30, 2005). At Ryder’s option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. During May 2005, the terms of the credit facility were amended extending the expiration of the facility one year to 2010 and reducing the current annual facility fee from 15.0 basis points to 11.0 basis points. The annual facility fee applies to the total facility of $870 million, and is based on Ryder’s current credit ratings. In order to maintain availability of funding, Ryder must maintain a ratio of debt to consolidated tangible net worth, as defined in the agreement, of less than or equal to 300%. The ratio at June 30, 2005 was 124%. At June 30, 2005, $634.4 million was available under the credit facility. Foreign borrowings of $22.9 million were outstanding under the facility at June 30, 2005.

       In 2003, Ryder filed a universal shelf registration statement with the Securities and Exchange Commission to issue up to $800 million of available securities. During the second quarter of 2005, we issued $375.0 million of unsecured medium-term notes, of which $175.0 million mature in April 2011 and $200.0 million mature in June 2012. In March 2005, we issued an additional $225.0 million of unsecured medium term-notes maturing in April 2010. The proceeds from the notes were used for general corporate purposes, which may include capital expenditures and reductions in commercial paper borrowings.

       At June 30, 2005, we had the following amounts available to fund operations under the aforementioned facilities:

(In millions)

Global revolving credit facility	$634.4
Shelf registration statement	65.0

       We believe such facilities, along with other funding sources, will be sufficient to fund operations over the next twelve months.

Off-Balance Sheet Arrangements

       We periodically enter into sale-leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors (e.g., regional banks, pension plans and insurance companies) and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions that are not deemed to be variable interest entities. In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense. These leases contain limited guarantees by us of the residual values of the leased vehicles (residual value guarantees) that are conditioned upon disposal of the leased vehicles prior to the end of their lease term. The amount of future payments for residual value guarantees will depend on the market for used vehicles and the condition of the vehicles at time of disposal. See Note (J), “Guarantees,” in Notes to Consolidated Condensed Financial Statements for additional information. We did not enter into any sale-leaseback transactions that qualified for off-balance sheet treatment during the first half of 2005 or 2004.

Pension Information

       The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. While we are not legally required to make a contribution to fund our U.S. pension plan until September 2006, we review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans. For 2005, we expect to make approximately $11 million in pension contributions for all plans. Changes in interest rates and the market value of the securities held by the plans during 2005 could materially change, positively or negatively, the underfunded status of the plans and affect the level of pension expense and required contributions in 2006 and beyond. See Note (M), “Employee Benefit Plans,” in Notes to Consolidated Condensed Financial Statements for additional information.

Share Repurchases and Cash Dividends

       In July 2004, our Board of Directors authorized a two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. Under this program, shares of common stock are purchased in an amount not to exceed the number of shares issued to employees upon the exercise of stock options or through employee stock purchase plans since May 1, 2004, which totaled approximately 2.2 million shares at June 30, 2005. The program limits aggregate share repurchases to no more than 3.5 million shares of Ryder common stock. During the six months ended June 30, 2005, we repurchased and retired approximately 0.7 million shares under the program at an aggregate cost of $32.4 million. At June 30, 2005, we had repurchased and retired a total of approximately 2.1 million shares under the program at an aggregate cost of $94.8 million. Management has established a prearranged written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of this repurchase program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan.

       In February 2005 and May 2005, our Board of Directors declared quarterly cash dividends of $0.16 per share of common stock. These dividends reflect a $0.01 increase from the quarterly cash dividends of $0.15 paid in prior years.

NON-GAAP FINANCIAL MEASURES

       This Quarterly Report on Form 10-Q includes information extracted from consolidated condensed financial information but not required by generally accepted accounting principles (GAAP) to be presented in the financial statements. Certain of this information are considered “non-GAAP financial measures” as defined by SEC rules. Specifically, we refer to net earnings excluding tax benefit and gain on the sale of headquarters complex, FMS operating revenue, FMS NBT as a % of operating revenue, SCS operating revenue, SCS NBT as a % of operating revenue, DCC operating revenue, DCC NBT as a % of operating revenue, free cash flow, total obligations and total obligations to equity. As required by SEC rules, we provide a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure and an explanation why management believes that presentation of the non-GAAP financial measure provides useful information to investors. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP.

FORWARD-LOOKING STATEMENTS

       Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:

•	our expectations as to growth opportunities and anticipated revenue growth;
•	anticipated gains on the sale of used vehicles;
•	our expectations regarding increases in NLE units, volume of lease replacements and outservicing of rental units;
•	our belief as to the adequacy of our funding sources and the effectiveness of our interest and foreign currency exchange rate risk management programs;
•	our expectations regarding capital spending for the remainder of 2005;
•	the adequacy of our accounting estimates and accruals for pension expense, depreciation, residual value guarantees, self-insurance, goodwill impairment and income taxes; and
•	our ability to fund all of our operations over the next twelve months through internally generated funds and outside funding sources.

       These statements, as well as other forward-looking statements contained in this Quarterly Report, are based on our current plans and expectations and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors could cause actual results and events to differ significantly from those expressed in any forward-looking statements. These risk factors include, but are not limited to, the following:

•	Market Conditions:
•	Changes in general economic conditions in the U.S. and worldwide leading to decreased demand for our services, lower profit margins and increased levels of bad debt
•	Changes in our customers’ operations, financial condition or business environment that may limit their need for, or ability to purchase, our services
•	Changes in market conditions affecting the commercial rental market or the sale of used vehicles
•	Less than anticipated growth rates in the markets in which we operate

•	Competition:
•	Competition from other service providers, some of which have greater capital resources or lower capital costs
•	Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources
•	Competition from vehicle manufacturers in our foreign FMS business operations
•	Our inability to maintain current pricing levels due to customer acceptance or competition

•	Profitability:
•	Our inability to obtain adequate profit margins for our services
•	Lower than expected customer volumes or retention levels
•	Loss of key customers in our SCS business segment
•	Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis
•	The inability of our business segments to create operating efficiencies
•	Availability of heavy-duty and medium-duty vehicles
•	Increases in fuel prices
•	Our inability to successfully implement our asset management initiatives
•	An increase in the cost of, or shortages in the availability of, qualified drivers
•	Labor strikes and work stoppages
•	Our inability to manage our cost structure
•	Our inability to limit our exposure for customer claims

•	Financing Concerns:
•	Higher borrowing costs and possible decreases in available funding sources caused by an adverse change in our debt ratings
•	Unanticipated interest rate and currency exchange rate fluctuations
•	Negative funding status of our pension plans caused by lower than expected returns on invested assets and unanticipated changes in interest rates

•	Accounting Matters:
•	Impact of unusual items resulting from on-going evaluations of business strategies, asset valuations, acquisitions, divestitures and our organizational structure
•	Reductions in residual values or useful lives of revenue earning equipment
•	Increases in compensation levels, retirement rate and mortality resulting in higher pension expense
•	Increases in healthcare costs resulting in higher insurance costs
•	Changes in accounting rules, assumptions and accruals

•	Other risks detailed from time to time in our SEC filings

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

       As of the end of the second quarter of 2005, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the second quarter of 2005, Ryder’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports Ryder files and submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported as and when required.

Changes in Internal Controls

       During the three month period ended June 30, 2005, there were no significant changes in Ryder’s internal controls over financial reporting or in other factors that could materially affect or is reasonably likely to materially affect such internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       The following table provides information with respect to purchases we made of our common stock during the three months ended June 30, 2005 and total repurchases:

			Total Number of
			Shares	Maximum
			Purchased as	Number of Shares
	Total Number		Part of Publicly	That May Yet Be
	of Shares	Average Price	Announced	Purchased Under
	Purchased(1), (2)	Paid per Share	Program(1)	the Program(1)
April 1 through April 30, 2005	194,495	41.76	194,495	1,473,400
May 1 through May 31, 2005	17,698	37.12	16,000	1,457,400
June 1 through June 30, 2005	63,344	36.19	61,592	1,395,808

Total	275,537	40.18	272,087	1,395,808

(1)	In July 2004, we announced a two-year stock repurchase program providing for the repurchase of up to 3.5 million shares of our common stock. Under the program, we have purchased in open-market transactions a total of 2,104,192 shares of our common stock, a portion of which was purchased through a
10b5-1 trading plan.
(2)	During the second quarter ended June 30, 2005, we purchased an aggregate of 272,087 shares of our common stock as part of our share repurchase program and an aggregate of 3,450 shares of our common stock in employee-related transactions outside of the share repurchase program. Employee-related transactions include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our stock-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plan relating to investments by employees in our common stock, one of the investment options available under the plan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our 2005 annual meeting of shareholders was held on May 6, 2005.

(b)	At the annual meeting, all director nominees named in (c) below were elected for a term of office expiring at the 2008 annual meeting of shareholders. The following directors continued in office after the meeting: John M. Berra, David I. Fuente, Daniel H. Mudd, Eugene A. Renna, Abbie J. Smith, Gregory T. Swienton and Christine A. Varney. Joseph L. Dionne retired from the Board of Directors at the 2005 annual meeting of shareholders. On July 14, 2005, the Board of Directors elected E. Follin Smith as a director of the Company to fill the vacancy created by Mr. Dionne’s retirement.

(c)	The matters voted upon at the meeting and the votes cast with respect to each matter were as follows:

ELECTION OF DIRECTORS

	Votes
Director	For	Withheld
Lynn M. Martin	56,253,875	2,949,229
Hansel E. Tookes, II	58,151,827	1,051,277

MANAGEMENT PROPOSALS

	Votes Cast
	For	Against	Abstain	No Vote
Ratification of KPMG LLP as auditors	56,587,514	2,173,863	441,727	—
Approval of Ryder System, Inc. 2005 Equity Compensation Plan	44,938,567	8,876,632	444,115	4,943,790
Approval of Amendment to Ryder System, Inc. Stock Purchase Plan for Employees	51,451,680	2,406,111	401,523	4,943,790

ITEM 6. EXHIBITS

15	Letter re: unaudited interim financial information.

31.1	Certification of Gregory T. Swienton pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Tracy A. Leinbach pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32	Certification of Gregory T. Swienton and Tracy A. Leinbach pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC. (Registrant)
Date: July 28, 2005	By:	/s/ Tracy A. Leinbach
Tracy A. Leinbach
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: July 28, 2005	By:	/s/ Art A. Garcia
Art A. Garcia
Vice President and Controller (Principal Accounting Officer)