Form 10-Q
period 2005-09-30
RYDER SYSTEM INC
filed 2005-10-27
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number: 1-4364
RYDER SYSTEM, INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-0739250 (I.R.S. Employer Identification No.)

11690 N.W. 105th Street Miami, Florida 33178 (Address of principal executive offices, including zip code)	(305) 500-3726 (Telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑  NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑
Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at September 30, 2005 was 64,173,849.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Revenue	$1,490,623	1,305,914	$4,196,054	3,787,088

Operating expense	657,215	589,963	1,902,545	1,690,010
Salaries and employee-related costs	314,639	300,315	928,569	917,478
Subcontracted transportation	183,468	108,026	425,110	300,491
Depreciation expense	188,051	178,062	556,291	528,805
Gains on vehicle sales, net	(12,290)	(8,413)	(38,141)	(25,751)
Equipment rental	25,236	27,468	77,292	80,121
Interest expense	31,341	24,792	89,146	75,449
Miscellaneous income, net	(2,105)	(438)	(7,377)	(4,324)
Restructuring and other recoveries, net	(432)	(1,261)	(633)	(20,489)

	1,385,123	1,218,514	3,932,802	3,541,790

Earnings before income taxes	105,500	87,400	263,252	245,298
Provision for income taxes	42,159	33,118	95,124	92,330

Net earnings	$63,341	54,282	$168,128	152,968

Earnings per common share:
Basic	$0.99	0.85	$2.63	2.38

Diluted	$0.98	0.83	$2.60	2.33

Cash dividends per common share	$0.16	0.15	$0.48	0.45

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	(unaudited)
	September 30,	December 31,
	2005	2004
	(Dollars in thousands, except per share amounts)
Assets:
Current assets:
Cash and cash equivalents	$140,537	100,971
Receivables, net	808,516	732,835
Inventories	60,502	59,284
Tires in service	191,218	175,715
Prepaid expenses and other current assets	141,409	158,864

Total current assets	1,342,182	1,227,669

Revenue earning equipment, net of accumulated depreciation of $2,749,146 and $2,704,780, respectively	3,633,325	3,331,711
Operating property and equipment, net of accumulated depreciation of $745,055 and $738,143, respectively	485,475	479,598
Direct financing leases and other assets	402,524	416,531
Goodwill and other intangible assets	180,529	182,424

Total assets	$6,044,035	5,637,933

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$329,687	389,550
Accounts payable	461,153	384,016
Accrued expenses	487,492	681,290

Total current liabilities	1,278,332	1,454,856

Long-term debt	1,888,625	1,393,666
Other non-current liabilities	404,537	408,554
Deferred income taxes	855,657	870,669

Total liabilities	4,427,151	4,127,745

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, September 30, 2005 or December 31, 2004	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, September 30, 2005 — 64,173,849; December 31, 2004 — 64,310,852	32,087	32,155
Additional paid-in capital	684,096	668,152
Retained earnings	1,071,049	963,482
Deferred compensation	(4,530)	(4,180)
Accumulated other comprehensive loss	(165,818)	(149,421)

Total shareholders’ equity	1,616,884	1,510,188

Total liabilities and shareholders’ equity	$6,044,035	5,637,933

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net earnings	$168,128	152,968
Depreciation expense	556,291	528,805
Gains on vehicle sales, net	(38,141)	(25,751)
Amortization expense and other non-cash charges (credits), net	6,073	(20,552)
Deferred income tax expense	7,318	82,518
Tax benefit from employee stock options	3,513	14,305
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(76,334)	(67,266)
Inventories	(1,148)	(1,716)
Prepaid expenses and other assets	(6,177)	(9,271)
Accounts payable	35,441	8,170
Accrued expenses and other non-current liabilities	(185,886)	(5,680)

Net cash provided by operating activities	469,078	656,530

Cash flows from financing activities:
Net change in commercial paper borrowings	19,440	(67,000)
Debt proceeds	725,709	239,329
Debt repaid, including capital lease obligations	(306,403)	(318,058)
Dividends on common stock	(30,814)	(29,086)
Common stock issued	20,645	75,286
Common stock repurchased	(40,609)	(124,536)

Net cash provided by (used in) financing activities	387,968	(224,065)

Cash flows from investing activities:
Purchases of property and revenue earning equipment	(1,105,631)	(769,739)
Sales of operating property and equipment	2,725	46,543
Sales of revenue earning equipment	250,847	216,743
Sale and leaseback of revenue earning equipment	—	114,055
Acquisitions	(15,110)	(148,702)
Collections on direct finance leases	49,689	46,639
Other, net	—	(237)

Net cash used in investing activities	(817,480)	(494,698)

Increase/(decrease) in cash and cash equivalents	39,566	(62,233)
Cash and cash equivalents at January 1	100,971	140,627

Cash and cash equivalents at September 30	$140,537	78,394

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$63,268	61,634
Income taxes, net of refunds	283,486	16,420
Non-cash investing activities:
Increase in accounts payable related to purchases of revenue earning equipment	41,695	73,708
Revenue earning equipment acquired under capital leases	433	50,547
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Preferred						Accumulated
	Stock	Common Stock		Additional			Other
				Paid-In	Retained	Deferred	Comprehensive
	Amount	Shares	Par	Capital	Earnings	Compensation	(Loss) Gain	Total
	(Dollars in thousands, except per share amount)
Balance at December 31, 2004	$—	64,310,852	$32,155	668,152	963,482	(4,180)	(149,421)	1,510,188

Components of comprehensive income:
Net earnings	—	—	—	—	168,128	—	—	168,128
Foreign currency translation adjustments	—	—	—	—	—	—	(16,480)	(16,480)
Unrealized net gain related to derivative instruments	—	—	—	—	—	—	83	83

Total comprehensive income								151,731
Common stock dividends declared - $0.48 per share	—	—	—	—	(30,814)	—	—	(30,814)
Common stock issued under employee stock option and stock purchase plans (1)	—	865,991	433	23,903	—	(3,691)	—	20,645
Benefit plan stock purchases (2)	—	(10,003)	(5)	(257)	—	—	—	(262)
Common stock repurchases	—	(965,683)	(483)	(10,117)	(29,747)	—	—	(40,347)
Tax benefit from employee stock options	—	—	—	3,513	—	—	—	3,513
Amortization and forfeiture of restricted stock	—	(27,308)	(13)	(1,098)	—	3,341	—	2,230

Balance at September 30, 2005	$—	64,173,849	$32,087	684,096	1,071,049	(4,530)	(165,818)	1,616,884

(1)	Net of common shares delivered as payment for the exercise price or to satisfy the option holders’ withholding tax liability upon exercise of options.

(2)	Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plan.
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
(B) IMPACT OF HURRICANES
     In the third quarter of 2005, Hurricanes Katrina and Rita struck the Gulf Coast of the United States and the State of Florida causing business interruption to a number of our operating facilities. We identified customers impacted by the hurricanes and our rapid response teams provided a variety of solutions to divert operations to alternate facilities and restore operations where possible. While the majority of the facilities initially impacted by the storms were fully operational within a matter of days, five Fleet Management Solutions (FMS) and two Supply Chain Solutions (SCS) facilities, as well as approximately 200 vehicles sustained considerable damage. Due to the severity of the damages, five of these locations will not be open in the foreseeable future. We have been able to redeploy assets and employees to service our customers out of other facilities in cases where the facilities remain inoperable or have not returned to full operating capacity. Although the hurricanes disrupted third quarter operations, we do not expect these events to have a material effect on results of operations over the near term. We maintain property, business interruption and related insurance coverage to mitigate the financial impact of these types of catastrophic events that are subject to deductible provisions based on the terms of the policies. In most instances, Ryder and our insurance carrier adjusters have been able to inspect impacted locations to determine the nature and cause of the losses or establish loss estimates. Based on these inspections, we expect the impact of hurricane losses to be well within Ryder’s insurance coverage and thereby limit Ryder’s exposure to our deductible. After taking into account our existing insurance coverage for property damage, business interruption and related overages, the pre-tax estimated impact of hurricane insured losses and asset impairments on Ryder’s third quarter results was $1.5 million in 2005 compared to $0.5 million in the same period in the prior year. This estimate is based on broad assumptions about coverage, damage and insurance recovery estimates from industry and proprietary models, among other factors. In addition, Ryder pledged approximately $0.3 million in financial donations to support the 2005 hurricane relief efforts of the American Red Cross and the Ryder Emergency Relief Fund.
(C) RECENT ACCOUNTING PRONOUNCEMENTS
     In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations” which clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005, with early adoption encouraged. Retrospective application of interim financial information is permitted but is not required. The adoption of FIN 47 will impact our accounting for the conditional obligation to remove underground storage tanks located at our maintenance facilities. We will adopt FIN 47 on December 31, 2005. We estimate that upon adoption, we will record a cumulative effect charge to earnings of $0.04 to $0.06 per diluted common share as a result of recognizing a net increase in operating property and equipment and an asset retirement obligation liability. These estimates are based on underground storage tanks as of September 30, 2005.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — continued
(unaudited)
     In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” supersedes APB Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. SFAS No. 123R was to be adopted no later than July 1, 2005. In April 2005, the Securities and Exchange Commission (SEC) issued a release that amends the compliance dates for SFAS No. 123R. Under the SEC’s new rule, we will be required to apply SFAS No. 123R as of January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. We plan to adopt the provisions of SFAS No. 123R effective January 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. The modified prospective method requires compensation cost to be recognized beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method described above, but also permits companies to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. We plan to adopt SFAS No. 123R using the modified prospective method.
     As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method of APB No. 25 and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of the fair value method from SFAS No. 123R will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R depends on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of SFAS No. 123R would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings and earnings per share. The adoption of SFAS No. 123R will reduce net operating cash flows and increase net financing cash flows in periods of adoption as a result of the classification requirements of the benefits of tax deductions in excess of recognized compensation cost. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $21.1 million, $4.9 million and $3.3 million in 2004, 2003 and 2002, respectively. For the nine months ended September 30, 2005 and 2004, such numbers amounted to $3.5 million and $14.3 million, respectively.
     In May 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2), which provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We have completed our analysis of the costs and benefits of repatriating funds under the Jobs Act. We have decided not to repatriate foreign earnings; therefore, we will not be impacted by the repatriation provisions of the Jobs Act.
(D) STOCK-BASED COMPENSATION
     Ryder’s stock-based employee compensation plans are accounted for under the intrinsic value method. Under this method, compensation cost is recognized based on the excess, if any, of the quoted market price of the common

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — continued
(unaudited)
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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net earnings, as reported	$63,341	54,282	$168,128	152,968

Add: Stock-based employee compensation expense included in reported net earnings, net of tax	369	288	1,319	811

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(2,121)	(2,336)	(7,282)	(6,311)

Pro forma net earnings	$61,589	52,234	$162,165	147,468

Earnings per common share:
Basic:
As reported	$0.99	0.85	$2.63	2.38
Pro forma	$0.96	0.81	$2.54	2.29

Diluted:
As reported	$0.98	0.83	$2.60	2.33
Pro forma	$0.95	0.80	$2.50	2.24
(E) EARNINGS PER SHARE
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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands)
Weighted-average shares outstanding — Basic	63,903	64,153	63,954	64,353
Effect of dilutive options and unvested restricted stock	623	1,310	818	1,363

Weighted-average shares outstanding — Diluted	64,526	65,463	64,772	65,716

Anti-dilutive options not included above	2,205	2	1,151	2

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — continued
(unaudited)
(F) RESTRUCTURING AND OTHER RECOVERIES
     The components of restructuring and other recoveries, net were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands)
Restructuring recoveries, net:
Severance and employee-related recoveries	$(245)	(132)	$(282)	(995)
Facility and related costs	(187)	(64)	(278)	(64)

	(432)	(196)	(560)	(1,059)
Other (recoveries) charges, net:
Asset write-downs	—	(61)	—	(61)
Gain on sale of headquarters complex	—	(1,179)	—	(24,309)
Contract termination and transition costs	—	175	(73)	4,952
Other	—	—	—	(12)

Total	$(432)	(1,261)	$(633)	(20,489)

     Allocation of restructuring and other (recoveries) charges, net across business segments was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands)
Fleet Management Solutions	$(355)	(12)	$(523)	2,693
Supply Chain Solutions	(43)	(10)	(67)	906
Dedicated Contract Carriage	(6)	12	(15)	351
Central Support Services	(28)	(1,251)	(28)	(24,439)

Total	$(432)	(1,261)	$(633)	(20,489)

     2005
     Restructuring recoveries, net for the three and nine months ended September 30, 2005, related primarily to reversals of prior restructuring charges due to refinements in estimates.
     2004
     Restructuring recoveries, net for the three and nine months ended September 30, 2004, related primarily to employee severance and benefits recorded in prior years that were reversed due to refinements in estimates.
     Other recoveries (charges), net for the three and nine months ended September 30, 2004, related primarily to gains recorded in connection with the sale of our former headquarters complex. Gains on the sale of properties that were part of our former headquarters complex totaled $1.2 million and $24.3 million for the three and nine months ended September 30, 2004, respectively. During the second quarter of 2004, we notified an information technology service provider of our intent to transition certain outsourced information technology infrastructure services to Ryder employees and in accordance with the contract terms of the services agreement we recognized a charge of $0.2 million and $5.0 million for contract termination costs during the three and nine months ended September 30, 2004, respectively. The transition of these information technology services was completed by December 2004.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — continued
(unaudited)
     Activity related to restructuring reserves was as follows:

	December 31,			September 30,
	2004	2005		2005
	Balance	Additions	Deductions	Balance
		(In thousands)
Severance and employee-related costs	$1,125	—	747	378
Facilities and related costs	760	—	503	257

Total	$1,885	—	1,250	635

     At September 30, 2005, employee terminations from prior year restructuring plans were finalized. Deductions primarily represent cash payments made during the period of $0.7 million and prior year charge reversals of $0.6 million. At September 30, 2005, outstanding restructuring obligations are generally required to be paid over the next three months.
(G) REVENUE EARNING EQUIPMENT

	September 30, 2005
		Accumulated
	Cost	Depreciation	Net Book Value
	(In thousands)
Full service lease	$4,833,189	(2,036,276)	2,796,913
Commercial rental	1,549,282	(712,870)	836,412

Total revenue earning equipment (1)	$6,382,471	(2,749,146)	3,633,325

	December 31, 2004
		Accumulated
	Cost	Depreciation	Net Book Value
	(In thousands)
Full service lease	$4,595,074	(2,067,811)	2,527,263
Commercial rental	1,441,417	(636,969)	804,448

Total revenue earning equipment (1)	$6,036,491	(2,704,780)	3,331,711

(1)	Revenue earning equipment, net includes vehicles acquired under capital leases of $31.0 million, less accumulated amortization of $19.9 million, at September 30, 2005, and $67.3 million, less accumulated amortization of $24.4 million, at December 31, 2004.
     At September 30, 2005 and December 31, 2004, the net carrying value of revenue earning equipment held for sale was $87.6 million and $76.1 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — continued
(unaudited)
(H) ACCRUED EXPENSES AND OTHER NON-CURRENT LIABILITIES

	September 30,	December 31,
	2005	2004
	(In thousands)
Accrued Expenses

Salaries and wages	$70,165	82,613
Pension benefits	61,047	39,189
Deferred compensation	3,042	3,589
Postretirement benefits other than pensions	7,272	7,441
Employee benefits	11,426	19,124
Self-insurance accruals	97,654	97,822
Residual value guarantees	4,550	3,617
Vehicle rent and related accruals	5,025	11,787
Environmental liabilities	4,739	5,518
Operating taxes	74,245	81,984
Income taxes	41,810	246,896
Restructuring	635	1,885
Interest	42,320	16,442
Other	63,562	63,383

Total accrued expenses	$487,492	681,290

Non-Current Liabilities

Pension benefits	$118,771	114,099
Deferred compensation	19,018	20,701
Postretirement benefits other than pensions	25,236	27,324
Self-insurance accruals	168,698	167,884
Residual value guarantees	1,991	2,589
Vehicle rent and related accruals	3,361	4,568
Environmental liabilities	11,996	11,252
Income taxes	25,204	29,090
Cross-currency swap	12,283	15,946
Other	17,979	15,101

Total non-current liabilities	$404,537	408,554

(I) INCOME TAXES
     On June 30, 2005, the State of Ohio enacted tax legislation, which phases out the Ohio corporate franchise (income) tax and phases in a new gross receipts tax called the Commercial Activity Tax (CAT) over a five-year period. While the corporate franchise (income) tax was generally based on federal taxable income, the CAT is based on current year sales and rentals in Ohio. As required by SFAS No. 109, the elimination of Ohio’s corporate franchise (income) tax over the next five years resulted in a favorable adjustment to deferred income taxes at June 30, 2005. This non-cash benefit increased reported net earnings for the nine months ended September 30, 2005 by $7.6 million, or $0.12 per diluted common share.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — continued
(unaudited)
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
(J) DEBT

	September 30,	December 31,
	2005	2004
	(In thousands)
Short-term debt and current portion of long-term debt:
Capital lease obligations	$8,974	907
Unsecured foreign obligations, principally pound sterling	57,544	42,189
Current portion of long-term debt	263,169	346,454

Total short-term debt and current portion of long-term debt	329,687	389,550

Long-term debt:
U.S. commercial paper	153,943	119,000
Canadian commercial paper	67,103	80,869
Unsecured U.S. notes:
Debentures	225,906	325,870
Medium-term notes	1,394,754	795,640
Unsecured U.S. obligations, principally bank term loans	55,200	55,000
Unsecured foreign obligations, principally pound sterling	138,062	119,883
Asset-backed securities (1)	110,093	186,457
Capital lease obligations	5,430	52,490

Total before fair market value adjustment	2,150,491	1,735,209
Fair market value adjustment on notes subject to hedging (2)	1,303	4,911

	2,151,794	1,740,120
Current portion of long-term debt	(263,169)	(346,454)

Long-term debt	1,888,625	1,393,666

Total debt	$2,218,312	1,783,216

(1)	Asset-backed securities represent outstanding term debt of consolidated variable interest entities (VIEs). Asset-backed securities are collateralized by cash reserve deposits (included in “Direct financing leases and other assets”) and revenue earning equipment of consolidated VIEs totaling $151.0 million and $218.3 million at September 30, 2005 and December 31, 2004, respectively.

(2)	The notional amount of executed interest rate swaps designated as fair value hedges was $285.0 million at September 30, 2005 and December 31, 2004.
     Ryder can borrow up to $870 million through a global revolving credit facility with a syndicate of lenders. The credit facility is used primarily to finance working capital and provide support for the issuance of commercial paper. The credit facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at September 30, 2005). At Ryder’s option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. During May 2005, the terms of the credit facility were amended thereby extending the expiration of the facility one year to 2010 and reducing the current annual facility fee from 15.0 basis points to 11.0 basis points. The annual facility fee applies to the total facility of $870 million, and is based on Ryder’s current long-term credit ratings. The credit facility contains no provisions restricting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, Ryder must maintain a ratio of debt to consolidated tangible net worth, as defined in the agreement, of less than or equal to 300%. The ratio at September 30, 2005 was 121%. At September 30, 2005, $626.1 million was available under the credit facility. Foreign borrowings of $22.8 million were outstanding under the facility at September 30, 2005.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — continued
(unaudited)
     During the nine months ended September 30, 2005, we issued $600.0 million of unsecured medium term notes, of which $225.0 million mature in April 2010, $175.0 million mature in April 2011 and $200.0 million mature in June 2012. The proceeds from the notes were used for general corporate purposes. At September 30, 2005, Ryder had $65.0 million of securities available for issuance under an $800.0 million universal shelf registration statement filed with the SEC during 2003.
     On September 14, 2005, Ryder Receivable Funding, II, L.L.C. (RRF LLC), a bankruptcy remote, consolidated subsidiary of Ryder System, Inc., entered into a Trade Receivables Purchase and Sale Agreement (the Trade Receivables Agreement) with various financial institutions. Under this program, Ryder sells certain of its domestic trade accounts receivable to RRF LLC who in turn may sell, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit and/or committed purchasers. Under the terms of the program, RRF LLC and Ryder have provided representations, warranties, covenants and indemnities that are customary for accounts receivable facilities of this type.
     Ryder entered into this program to provide additional liquidity to fund its operations, particularly when the cost of such sales is cost effective compared with other funding programs, notably the issuance of unsecured commercial paper. This program is similar to Ryder’s previous accounts receivable facility, which expired in December 2004, except that this program will be a 364-day facility. This program will be accounted for as a financing, whereas the previous accounts receivable facility was treated as a sale of assets and the sold receivables and related obligations were not reflected on the Consolidated Condensed Balance Sheet. The available proceeds that may be received by RRF LLC under the program are limited to $200 million. RRF LLC’s costs under this program may vary based on changes in Ryder’s unsecured debt ratings and changes in interest rates. If no event occurs which would cause early termination, the program will expire on September 12, 2006, unless extended by the parties. At September 30, 2005, no receivables were sold pursuant to the Trade Receivables Agreement.
     In September 2005, Ryder filed a new universal shelf registration statement with the Securities and Exchange Commission to issue up to $800.0 million of securities, including $65.0 million of available securities that will be carried forward from the existing shelf registration statement. We are waiting for the universal shelf registration statement to become effective. Proceeds from debt issuances under the universal shelf registration statement are expected to be used for general corporate purposes, which may include capital expenditures, share repurchases and reduction in commercial paper borrowings.
(K) GUARANTEES
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
     At September 30, 2005, the maximum determinable exposure of guarantees and the corresponding liability, if any, currently recorded on the Consolidated Condensed Balance Sheet, were as follows:

	Maximum	Carrying
	Exposure of	Amount
Guarantee	Guarantee	of Liability
	(In thousands)
Vehicle residual value guarantees:
Sale and leaseback arrangements – end of term guarantees (1)	$1,734	37
Finance lease program	3,955	1,724
Used vehicle financing	3,481	1,382
Standby letters of credit	9,372	—

Total	$18,542	3,143

(1)	Amounts exclude contingent rentals associated with residual value guarantees on certain vehicles held under operating leases for which the guarantees are conditioned upon disposal of the leased vehicles prior to the end of their lease term. Ryder’s maximum exposure for such guarantees was approximately $189.3 million, with $6.5 million recorded as a liability at September 30, 2005.
     At September 30, 2005, Ryder had letters of credit outstanding totaling $203.1 million and surety bonds in the amount of $80.3 million, which primarily guarantee the payment of insurance claims. Certain of these letters of credit and surety bonds guarantee insurance activities associated with insurance claim liabilities transferred in conjunction with the sale of our automotive transport business reported as discontinued operations in previous years. The entity that assumed these liabilities filed for protection under Chapter 11 of the United States Bankruptcy Code on July 31, 2005. To date, the insurance claims, representing per claim deductibles payable under third-party insurance policies, have been paid and continue to be paid by the company that assumed such liabilities. However, if all or a portion of the estimated outstanding assumed claims of approximately $9.4 million are unable to be paid, the third-party insurers may have recourse against certain of the outstanding letters of credit

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — continued
(unaudited)
provided by Ryder in order to satisfy the unpaid claim deductibles. In order to reduce our potential exposure to these claims, we have received an irrevocable letter of credit from the purchaser of the business referred to above totaling $9.5 million. Periodically, an independent actuarial valuation will be made in order to better estimate the amount of outstanding insurance claim liabilities.
(L) SHARE REPURCHASE PROGRAM
     In July 2004, our Board of Directors authorized a two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. Under this program, shares of common stock are purchased in an amount not to exceed the number of shares issued to employees upon the exercise of stock options or through employee stock purchase plans since May 1, 2004, which totaled approximately 2.4 million shares at September 30, 2005. The program limits aggregate share repurchases to no more than 3.5 million shares of Ryder common stock. During the nine months ended September 30, 2005, we repurchased and retired approximately 1.0 million shares under the program at an aggregate cost of $40.3 million. At September 30, 2005, we had repurchased and retired a total of approximately 2.3 million shares under the program at an aggregate cost of $102.8 million. Management has established a prearranged written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of this repurchase program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan.
     In October 2005, our Board of Directors authorized a $175 million share repurchase program over a period not to exceed two years. This share repurchase program replaces all unused repurchase authority remaining under the share repurchase plan approved by the Board of Directors in July 2004. The new program provides more flexibility than the previous program, which was limited to mitigating the dilutive impact of shares issued under Ryder’s various employee stock option and employee stock purchase plans. Share repurchases will be made periodically in open-market transactions, and are subject to market conditions, legal requirements and other factors. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the repurchase program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan.
(M) COMPREHENSIVE INCOME
     Comprehensive income presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following table provides a reconciliation of net earnings as reported in the Consolidated Condensed Statements of Earnings to comprehensive income.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands)
Net earnings	$63,341	54,282	$168,128	152,968
Other comprehensive income:
Foreign currency translation adjustments	8,942	11,563	(16,480)	6,303
Unrealized net gain on derivative instruments	43	99	83	226

Total comprehensive income	$72,326	65,944	$151,731	159,497

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — continued
(unaudited)
(N) EMPLOYEE BENEFIT PLANS
     Components of net periodic benefit cost were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands)
Pension Benefits
Company-administered plans:
Service cost	$9,278	8,973	$28,016	26,876
Interest cost	19,131	17,950	57,846	53,908
Expected return on plan assets	(22,527)	(21,007)	(67,882)	(61,140)
Amortization of transition asset	(7)	(7)	(22)	(22)
Recognized net actuarial loss	7,495	7,896	22,551	23,682
Amortization of prior service cost	355	547	1,067	1,641

	13,725	14,352	41,576	44,945
Union-administered plans	1,290	1,054	3,493	2,949

Net periodic benefit cost	$15,015	15,406	$45,069	47,894

Company-administered plans:
U.S.	$9,882	10,643	$29,815	33,863
Non-U.S.	3,843	3,709	11,761	11,082

	13,725	14,352	41,576	44,945
Union-administered plans	1,290	1,054	3,493	2,949

	$15,015	15,406	$45,069	47,894

Postretirement Benefits
Company-administered plans:
Service cost	$253	262	$755	720
Interest cost	531	581	1,590	1,719
Recognized net actuarial loss	71	122	211	330
Amortization of prior service credit	(290)	(290)	(868)	(868)

Net periodic benefit cost	$565	675	$1,688	1,901

Company-administered plans:
U.S.	$467	552	$1,401	1,660
Non-U.S.	98	123	287	241

	$565	675	$1,688	1,901

     We previously disclosed in our 2004 Annual Report that we expected to contribute approximately $39 million, including voluntary contributions, to our pension plans during 2005. We anticipate 2005 global contributions to our pension plans will total approximately $11 million. As of September 30, 2005, we made $9.4 million of global contributions to our pension plans.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — continued
(unaudited)
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
     The following tables set forth financial information for each of Ryder’s business segments and a reconciliation between segment NBT and earnings before income taxes for the three and nine months ended September 30, 2005 and 2004. In the fourth quarter of 2004, we changed our methodology of allocating insurance related costs between the FMS, SCS and DCC business segments. Accordingly, the 2004 segment NBT measures have been adjusted to provide the retroactive effect of this change. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — continued
(unaudited)

	FMS	SCS	DCC	Eliminations	CSS	Total
	(In thousands)
For the three months ended September 30, 2005
Revenue from external customers	$918,227	433,392	139,004	—	—	1,490,623
Inter-segment revenue	92,600	—	—	(92,600)	—	—

Total revenue	$1,010,827	433,392	139,004	(92,600)	—	1,490,623

Segment NBT (1)	$102,597	10,600	9,216	(8,252)	(9,093)	105,068

Restructuring and other recoveries, net						432

Earnings before income taxes						105,500

Purchases of property and revenue earning equipment (1), (2), (3)	$315,846	3,040	194	—	6,461	325,541

September 30, 2004
Revenue from external customers	$841,549	338,501	125,864	—	—	1,305,914
Inter-segment revenue	77,141	—	—	(77,141)	—	—

Total revenue	$918,690	338,501	125,864	(77,141)	—	1,305,914

Segment NBT (1)	$85,759	9,754	7,532	(7,953)	(8,953)	86,139

Restructuring and other recoveries, net						1,261

Earnings before income taxes						87,400

Purchases of property and revenue earning equipment (1), (2), (3)	$252,128	5,710	164	—	1,966	259,968

(1)	CSS includes the activity not allocated to the reportable business segments.

(2)	Excludes revenue earning equipment acquired under capital leases.

(3)	Excludes FMS acquisition payments of $0.4 million and $0.2 million during the three months ended September 30, 2005 and 2004, respectively.

	FMS	SCS	DCC	Eliminations	CSS	Total
	(In thousands)
For the nine months ended September 30, 2005
Revenue from external customers	$2,640,109	1,155,135	400,810	—	—	4,196,054
Inter-segment revenue	264,935	—	—	(264,935)	—	—

Total revenue	$2,905,044	1,155,135	400,810	(264,935)	—	4,196,054

Segment NBT (1)	$262,362	25,440	24,758	(23,262)	(26,679)	262,619

Restructuring and other recoveries, net						633

Earnings before income taxes						263,252

Purchases of property and revenue earning equipment (1), (2), (3)	$1,056,928	18,849	721	—	29,133	1,105,631

September 30, 2004
Revenue from external customers	$2,422,791	986,648	377,649	—	—	3,787,088
Inter-segment revenue	229,485	—	—	(229,485)	—	—

Total revenue	$2,652,276	986,648	377,649	(229,485)	—	3,787,088

Segment NBT (1)	$223,187	25,671	22,607	(23,390)	(23,266)	224,809

Restructuring and other recoveries, net						20,489

Earnings before income taxes						245,298

Purchases of property and revenue earning equipment (1), (2), (3)	$752,775	11,338	376	—	5,250	769,739

(1)	CSS includes the activity not allocated to the reportable business segments.

(2)	Excludes revenue earning equipment acquired under capital leases.

(3)	Excludes FMS acquisition payments of $15.1 million and $148.7 million during the nine months ended September 30, 2005 and 2004, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — continued
(unaudited)
     Our customer base includes governments and enterprises operating in a variety of industries including automotive, electronics, high-tech, telecommunications, manufacturing, aerospace, consumer goods, paper and paper products, office equipment, food and beverage, and general retail industries. Our largest SCS customer, General Motors Corporation, is comprised of multiple contracts in various geographic regions. For the first nine months of 2005 and 2004, General Motors Corporation accounted for approximately 32% and 30%, respectively, of SCS total revenue. In the third quarter of 2005 and 2004, General Motors Corporation accounted for approximately 39% and 28%, respectively, of SCS total revenue.
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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands)
Equipment contribution:
Supply Chain Solutions	$4,109	3,656	$11,365	10,371
Dedicated Contract Carriage	4,143	4,297	11,897	13,019

Total	$8,252	7,953	$23,262	23,390

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS —
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
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
CONSOLIDATED RESULTS

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Earnings before income taxes	$105,500	87,400	$263,252	245,298
Provision for income taxes	42,159	33,118	95,124	92,330

Net earnings	$63,341	54,282	$168,128	152,968

Per diluted common share	$0.98	0.83	$2.60	2.33

Weighted-average shares outstanding — Diluted	64,526	65,463	64,772	65,716

     Earnings before income taxes increased 20.7% to $105.5 million in the third quarter of 2005 and increased 7.3% to $263.3 million in the first nine months of 2005, compared with the same periods in 2004. Earnings before income taxes in the third quarter and first nine months of 2004 benefited from gains on the sale of our former headquarters complex of $1.2 million and $24.3 million, respectively. Net earnings increased 16.7% to $63.3 million in the third quarter of 2005 and increased 9.9% to $168.1 million in the first nine months of 2005, compared with the same periods in 2004. Net earnings for the first nine months of 2005 included a state income tax benefit of $7.6 million, or $0.12 per diluted common share associated with the reduction of deferred income taxes due to the phaseout of income taxes for the State of Ohio. Net earnings in the third quarter and first nine months of 2004 benefited from gains on the sale of our former headquarters complex of $0.7 million, or $0.01 per diluted common share and $15.4 million, or $0.23 per diluted common share, respectively. Excluding these items, net earnings increased 18.3% to $63.3 million in the third quarter of 2005 and increased 16.6% to $160.4 million in the first nine months of 2005 compared with the same periods in 2004. We believe this measure of adjusted net earnings provides useful information to investors as the measure excludes from reported earnings gains and benefits unrelated to our ongoing business operations. The earnings growth in 2005 was principally driven by improved FMS commercial rental results and higher gains on FMS used vehicle sales. The nine months ended September 30, 2005 results also benefited from lease growth from FMS acquisitions and the one-time recovery in March 2005 of $2.6 million (pre-tax), or $0.02 per diluted common share, for project costs incurred in prior years. See “Operating Results by Business Segment” for a further discussion of operating results.
     In the third quarter of 2005, Hurricanes Katrina and Rita struck the Gulf Coast of the United States and the State of Florida causing business interruption to a number of our operating facilities. We identified customers impacted by the hurricanes and our rapid response teams provided a variety of solutions to divert operations to alternate facilities and restore operations where possible. While the majority of the facilities initially impacted by the storms were fully operational within a matter of days, five FMS and two SCS facilities as well as approximately 200 vehicles sustained considerable damage. Due to the severity of the damages, five of these locations will not be open in the foreseeable future. We have been able to redeploy assets and employees to service our customers out of other facilities in cases where the facilities remain inoperable or have not returned to full operating capacity. Although the hurricanes disrupted third quarter operations, we do not expect these events to have a material effect on results of operations over the near term. After taking into account our existing insurance coverage for property damage, business interruption and related coverages, the pre-tax estimated impact of hurricane insured losses and asset impairments on Ryder’s third quarter results was $1.5 million in 2005 compared to $0.5 million in the same period in the prior year. This estimate is based on broad assumptions about coverage, damage and insurance recovery estimates from industry and proprietary models, among other factors. In addition, Ryder pledged approximately $0.3 million in financial donations to support the 2005 hurricane relief efforts of the American Red Cross and the Ryder Emergency Relief Fund. See Note (B), “Impact of Hurricanes” in Notes to Consolidated Condensed Financial Statements for further information.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands)
Revenue:
Fleet Management Solutions	$1,010,827	918,690	$2,905,044	2,652,276
Supply Chain Solutions	433,392	338,501	1,155,135	986,648
Dedicated Contract Carriage	139,004	125,864	400,810	377,649
Eliminations	(92,600)	(77,141)	(264,935)	(229,485)

Total	$1,490,623	1,305,914	$4,196,054	3,787,088

     Total revenue increased 14.1% to $1.49 billion in the third quarter of 2005 and increased 10.8% to $4.20 billion in the first nine months of 2005, compared with the same periods in 2004. Revenue comparisons for all business segments were favorably impacted by increased fuel services revenue primarily as a result of higher average fuel prices. During the first nine months of 2005, FMS revenue was also positively impacted by the acquisition completed in March 2004 and higher rental revenue resulting from stronger pricing and increased activity levels. The SCS revenue growth in the third quarter and first nine months of 2005 primarily related to increased management of subcontracted transportation. In addition, SCS and DCC revenue grew in 2005 due to new and expanded business. Total revenue in the third quarter and first nine months of 2005 included a favorable foreign exchange impact of 1.0% in both periods, due primarily to the strengthening of the Canadian dollar.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Operating expense	$657,215	589,963	$1,902,545	1,690,010
Percentage of revenue	44.1%	45.2%	45.3%	44.6%
     Operating expense increased 11.4% to $657.2 million in the third quarter of 2005 and increased 12.6% to $1.90 billion in the first nine months of 2005, compared with the same periods in 2004. The increases in operating expense are largely a result of higher average fuel prices in 2005. Fuel costs are largely a pass-through to customers for which we realize minimal changes in profitability during periods of steady market fuel prices. The overall growth in revenue, excluding fuel, also contributed to the increase in operating expenses for the first nine months of 2005.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Salaries and employee-related costs	$314,639	300,315	$928,569	917,478
Percentage of revenue	21.1%	23.0%	22.1%	24.2%
     Salaries and employee-related costs increased 4.8% to $314.6 million in the third quarter of 2005 and increased 1.2% to $928.6 million in the first nine months of 2005, compared with the same periods in 2004. Salaries and employee-related costs increased due to head count added to support the growth in our SCS business segment, which was offset slightly by reduced performance-based incentive compensation and lower employee benefit costs. Pension expense decreased $0.4 million and $2.8 million in the third quarter and first nine months of 2005, respectively, compared with the same periods in 2004. Pension expense declines primarily impacted our FMS business segment, which employs the majority of our employees that participate in the primary U.S. pension plan.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Subcontracted transportation	$183,468	108,026	$425,110	300,491
Percentage of revenue	12.3%	8.3%	10.1%	7.9%
     Subcontracted transportation represents freight management costs on logistics contracts for which we purchase transportation from third parties. Subcontracted transportation increased 69.8% to $183.5 million in the third quarter of 2005 and increased 41.5% to $425.1 million in the first nine months of 2005, compared with the same periods in 2004. Increased volumes of freight activity from new and expanded business and higher average pricing on subcontracted freight costs, resulting from increased fuel costs, contributed to the increase in subcontracted transportation in our SCS and DCC business segments during 2005.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands)
Depreciation expense	$188,051	178,062	$556,291	528,805
Gains on vehicle sales, net	(12,290)	(8,413)	(38,141)	(25,751)
Equipment rental	25,236	27,468	77,292	80,121
     Depreciation expense relates primarily to FMS revenue earning equipment. Depreciation expense increased 5.6% to $188.1 million in the third quarter of 2005 and increased 5.2% to $556.3 million in the first nine months of 2005, compared with the same periods in 2004. The increase in depreciation expense for 2005 resulted from growth and higher vehicle replacement activity within our truck and tractor fleets as well as the conversion of leased vehicles to owned status.
     Gains on vehicle sales, net increased 46.1% to $12.3 million in the third quarter of 2005 and increased 48.1% to $38.1 million in the first nine months of 2005, compared with the same periods in 2004. An increase in the number of units sold combined with improved average pricing contributed to higher proceeds and stronger used vehicle gains performance in 2005.
     Equipment rental consists primarily of rental costs on revenue earning equipment in FMS. Equipment rental costs decreased 8.1% to $25.2 million in the third quarter of 2005 and decreased 3.5% to $77.3 million in the first nine months of 2005, compared with the same periods in 2004. The decrease in equipment rental costs for 2005 is due to a reduction in the number of leased vehicles when compared to the same periods in 2004.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Interest expense	$31,341	24,792	$89,146	75,449
Effective interest rate	5.6%	5.4%	5.6%	5.5%
     Interest expense increased 26.4% to $31.3 million in the third quarter of 2005 and increased 18.2% to $89.1 million in the first nine months of 2005, compared with the same periods in 2004. The increase in interest expense for 2005 is due principally to higher average debt levels resulting from higher capital spending levels and income tax payments.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands)
Miscellaneous income, net	$(2,105)	(438)	$(7,377)	(4,324)
     Miscellaneous income, net increased to $2.1 million in the third quarter of 2005, compared with $0.4 million in the third quarter of 2004 due to better market performance of investments classified as trading securities used to fund certain benefit plans. Miscellaneous income, net increased to $7.4 million in the first nine months of 2005, compared with $4.3 million in the first nine months of 2004 due to the one-time recovery in March 2005 of $2.6 million for project costs incurred in prior years and better market performance on the previously mentioned investments.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands)
Restructuring and other recoveries, net	$(432)	(1,261)	$(633)	(20,489)
     Restructuring and other recoveries, net of $0.4 million in the third quarter of 2005 and $0.6 million in the first nine months of 2005 related to reversals of prior restructuring charges due to refinements in estimates. Restructuring and other recoveries, net of $1.3 million in the third quarter of 2004 and $20.5 million in the first nine months of 2004 related primarily to the gains on the sale of properties that were part of our former headquarters complex. See Note (F), “Restructuring and Other Recoveries,” in the Notes to Consolidated Condensed Financial Statements, for a complete discussion of restructuring activity.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Provision for income taxes	$42,159	33,118	$95,124	92,330
Effective tax rate	40.0%	37.9%	36.1%	37.6%
     The higher effective income tax rate for the third quarter of 2005 as compared with the same period in the prior year was due to increased non-deductible items, including losses in our Brazil operations, and a larger proportion of projected earnings being earned in higher tax-rate jurisdictions.
     On June 30, 2005, the State of Ohio enacted tax legislation, which phases out the Ohio corporate franchise (income) tax and phases in a new gross receipts tax called the Commercial Activity Tax (CAT) over a five-year period. While the corporate franchise (income) tax was generally based on federal taxable income, the CAT is based on current year sales and rentals in Ohio. As required by SFAS No. 109, “Accounting for Income Taxes,” the elimination of Ohio’s corporate franchise (income) tax over the next five years resulted in a favorable adjustment to deferred income taxes. The 2005 effective tax rates reflect the effect of this non-cash benefit, which increased reported net earnings for the first nine months of 2005 by $7.6 million.

OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands)
Revenue:
Fleet Management Solutions	$1,010,827	918,690	$2,905,044	2,652,276
Supply Chain Solutions	433,392	338,501	1,155,135	986,648
Dedicated Contract Carriage	139,004	125,864	400,810	377,649
Eliminations	(92,600)	(77,141)	(264,935)	(229,485)

Total	$1,490,623	1,305,914	$4,196,054	3,787,088

NBT:
Fleet Management Solutions	$102,597	85,759	$262,362	223,187
Supply Chain Solutions	10,600	9,754	25,440	25,671
Dedicated Contract Carriage	9,216	7,532	24,758	22,607
Eliminations	(8,252)	(7,953)	(23,262)	(23,390)

	114,161	95,092	289,298	248,075
Unallocated Central Support Services	(9,093)	(8,953)	(26,679)	(23,266)
Restructuring and other recoveries, net	432	1,261	633	20,489

Earnings before income taxes	$105,500	87,400	$263,252	245,298

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
     Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included within the unallocated overhead remaining within CSS are the costs for investor relations, corporate communications, public affairs and certain executive compensation. See Note (O), “Segment Reporting,” in the Notes to Consolidated Condensed Financial Statements for a description of how the remainder of CSS costs is allocated to the business segments.
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

     The following table sets forth equipment contribution included in NBT for our SCS and DCC business segments:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands)
Equipment contribution:
Supply Chain Solutions	$4,109	3,656	$11,365	10,371
Dedicated Contract Carriage	4,143	4,297	11,897	13,019

Total	$8,252	7,953	$23,262	23,390

Fleet Management Solutions

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Full service lease	$447,419	444,016	$1,334,555	1,319,080
Contract maintenance	33,980	34,514	101,885	102,617
Contract-related maintenance	48,286	43,051	146,232	131,506
Commercial rental	183,445	176,705	511,022	475,009
Other	15,470	15,332	47,603	53,092

Operating revenue (1)	728,600	713,618	2,141,297	2,081,304
Fuel services revenue	282,227	205,072	763,747	570,972

Total revenue	$1,010,827	918,690	$2,905,044	2,652,276

Segment NBT	$102,597	85,759	$262,362	223,187

Segment NBT as a % of total revenue	10.1%	9.3%	9.0%	8.4%

Segment NBT as a % of operating revenue (1)	14.1%	12.0%	12.3%	10.7%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our FMS business segment and as a measure of sales activity. Fuel services revenue, which is directly impacted by fluctuations in market fuel prices, is excluded from our operating revenue computation as fuel is largely a pass-through to customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs.
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
     FMS total revenue increased 10.0% to $1.01 billion during the third quarter of 2005 and increased 9.5% to $2.91 billion in the first nine months of 2005, compared with the same periods in 2004. Fuel services revenue increased 37.6% to $282.2 million in the third quarter of 2005 and increased 33.8% to $763.7 million in the first nine months of 2005, compared with the same periods in 2004, primarily as a result of higher average fuel prices. Operating revenue (revenue excluding fuel) increased 2.1% to $728.6 million in the third quarter of 2005 and increased 2.9% to $2.14 billion in the first nine months of 2005, compared with the same periods in 2004. The Ruan acquisition completed in March 2004 contributed total additional revenue of approximately $21 million in 2005. FMS total revenue in the third quarter and first nine months of 2005 also included a favorable foreign exchange impact of 0.6% and 0.7%, respectively.

     Full service lease revenue increased 0.8% to $447.4 million during in the third quarter of 2005 and increased 1.2% to $1.33 billion in the first nine months of 2005, compared with the same periods in 2004. The increase in the third quarter is primarily due to favorable foreign exchange rates. The increase in full service lease revenue for the first nine months of 2005 primarily reflects the impact of the acquisition completed in March 2004. We expect favorable revenue comparisons in the near term due to recent sales activity and on-going initiatives designed to improve business retention and generate new sales.
     Contract maintenance revenue decreased 1.5% to $34.0 million in the third quarter of 2005 and was unchanged in the first nine months of 2005, compared with the same periods in 2004. Contract maintenance revenue for the third quarter was impacted by lost business. Contract-related maintenance revenue increased 12.2% to $48.3 million in the third quarter of 2005 and increased 11.2% to $146.2 million in the first nine months of 2005, compared with the same periods in 2004. Contract-related maintenance revenue, which generally represents ancillary services supporting core product lines, benefited from the implementation of initiatives aimed at growing these service offerings.
     Commercial rental revenue increased 3.8% to $183.4 million in the third quarter of 2005 and increased 7.6% to $511.0 million in the first nine months of 2005, compared with the same periods in 2004. The growth of commercial rental revenue in the third quarter reflects stronger pricing. Commercial rental revenue in the first nine months of 2005 also benefited from revenue contributions attributed to the acquisition completed in March 2004 and a larger average fleet. We expect favorable commercial rental revenue comparisons for most of our commercial rental service offerings for the remainder of 2005. The following table provides rental statistics for the U.S. fleet, which generates approximately 80% of total commercial rental revenue:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Rental revenue - non lease customer	$61,447	$61,182	$166,376	$163,672
Percent change from prior year	0.4%		1.7%

Lease customer rental revenue (1)	$81,683	$75,832	$232,298	$205,840
Percent change from prior year	7.7%		12.9%

Average commercial rental fleet size (2)	34,300	35,600	34,700	34,100
Percent change from prior year	-3.7%		1.8%

Average commercial rental power fleet size (2), (3)	25,400	25,500	25,700	24,100
Percent change from prior year	-0.4%		6.6%

Commercial rental utilization	78.1%	79.4%	73.6%	76.6%
Basis points change from prior year	-130 bps		-300 bps

(1) Lease customer rental revenue is revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.

(2) Number of units rounded to nearest hundred.

(3) U.S. fleet size excluding trailers.
     FMS NBT increased 19.6% to $102.6 million in the third quarter of 2005 and increased 17.6% to $262.4 million in the first nine months of 2005, compared with the same periods in 2004. The favorable comparisons were driven by improved commercial rental results, higher gains on disposal of used vehicles resulting from stronger volume and pricing, increased fuel margin in the third quarter of 2005 associated with significant hurricane-related price volatility and lower overhead costs. Year to date comparisons also benefited from the Ruan acquisition completed March 2004 that allowed us to leverage our existing infrastructure and the one-time recovery in March 2005 of $1.9 million for project costs incurred in prior years.
     Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to nearest hundred):

End of period count:	September 30, 2005	December 31, 2004	September 30, 2004
By type:
Trucks	64,500	63,700	64,000
Tractors	53,200	51,700	51,300
Trailers	41,200	43,100	43,900
Other	5,900	5,900	5,800

Total	164,800	164,400	165,000

By product line:
Full service lease	119,600	119,700	119,500
Commercial rental	41,800	41,700	42,400
Service vehicles and other	3,400	3,000	3,100

Total	164,800	164,400	165,000

Owned	158,600	157,000	156,500
Leased	6,200	7,400	8,500

Total	164,800	164,400	165,000

Quarterly average	165,300		165,300

Year-to-date average	165,900		164,900

Customer vehicles under contract maintenance (end of period)	26,400	28,500	29,900

     The totals in the table above include the following non-revenue earning equipment for the U.S. fleet (number of units rounded to nearest hundred):

	September 30,	December 31,	September 30,
	2005	2004	2004
Not yet earning revenue (NYE)	2,300	1,900	1,700
No longer earning revenue (NLE):
Units held for sale:
Units in inventory	4,800	4,200	3,300
Sale in-process	1,100	600	600
Other NLE units	1,300	1,600	1,600

Total (1)	9,500	8,300	7,200

(1)	Non-revenue earning equipment for FMS operations outside the U.S. totaled approximately 1,500 vehicles at September 30, 2005 and December 31, 2004, and 1,000 vehicles at September 30, 2004, which are not included above.
     NYE units represent new vehicles on hand that are being prepared for deployment to lease customers or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NLE units represent vehicles held for sale, as well as vehicles for which no revenue has been earned in the previous 30 days. These vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. In 2005, the total number of NLE units increased due to the higher level of lease vehicle replacement activity. We expect NLE units to remain at this level for the near term.

Supply Chain Solutions

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
U.S. operating revenue:
Automotive, aerospace and industrial	$114,487	106,450	$332,855	315,308
High-tech and consumer industries	63,047	58,040	182,147	169,423
Transportation management	6,267	5,304	18,621	14,497

U.S. operating revenue	183,801	169,794	533,623	499,228
International operating revenue	70,544	63,844	208,024	193,603

Total operating revenue (1)	254,345	233,638	741,647	692,831
Subcontracted transportation	179,047	104,863	413,488	293,817

Total revenue	$433,392	338,501	$1,155,135	986,648

Segment NBT	$10,600	9,754	$25,440	25,671

Segment NBT as a % of total revenue	2.4%	2.9%	2.2%	2.6%

Segment NBT as a % of total operating revenue (1)	4.2%	4.2%	3.4%	3.7%

Memo: Fuel costs	$23,805	15,902	$66,481	46,460

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our SCS business segment and as a measure of sales activity. Subcontracted transportation is deducted from total revenue to arrive at our operating revenue computation as subcontracted transportation is largely a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation.
     In the third quarter of 2005, SCS total revenue increased 28.0% to $433.4 million and operating revenue increased 8.9% to $254.3 million compared with the third quarter of 2004. During the first nine months of 2005, SCS total revenue increased 17.1% to $1.16 billion and operating revenue increased 7.0% to $741.6 million compared with the first nine months of 2004. Our largest customer, General Motors Corporation, is comprised of multiple contracts in various geographic regions. For the first nine months of 2005 and 2004, General Motors Corporation accounted for approximately 32% and 30%, respectively, of total revenue and 18% and 19%, respectively, of operating revenue. In the third quarter of 2005 and 2004, General Motors Corporation accounted for approximately 39% and 28%, respectively, of total revenue and 18% of operating revenue in both periods. SCS revenue growth was due to increased management of subcontracted transportation, expanded business in all industry groups, and pricing increases associated with higher fuel costs. In 2004, total revenue and operating revenue included $7 million associated with an international inventory procurement contract, the terms of which were favorably renegotiated late in the first quarter of 2004 to eliminate inventory risk and required net revenue reporting on a prospective basis. Total revenue in the third quarter and first nine months of 2005 included a favorable foreign currency exchange impact of 2.2% and 2.0%, respectively. Operating revenue in the third quarter and first nine months of 2005 included a favorable foreign currency exchange impact of 1.6% and 1.5%, respectively. Based on sales activity to date, we expect revenue improvements to continue over the near term.
     SCS NBT increased 8.7% to $10.6 million in the third quarter of 2005 and was unchanged in the first nine months of 2005, compared with the same periods in 2004. SCS NBT comparisons for the third quarter and first nine months of 2005 were impacted by new and expanded business and lower overhead spending, partially offset by lower volumes on certain automotive accounts and lower margins in our Brazil operations. First nine months comparisons were also impacted by the one-time recovery in March 2005 of $0.7 million for project costs incurred in prior years. There was no impact to NBT as a result of the bankruptcy filing of Delphi Corporation.

Dedicated Contract Carriage

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Operating revenue (1)	$134,583	122,701	$389,188	370,975
Subcontracted transportation	4,421	3,163	11,622	6,674

Total revenue	$139,004	125,864	$400,810	377,649

Segment NBT	$9,216	7,532	$24,758	22,607

Segment NBT as a % of total revenue	6.6%	6.0%	6.2%	6.0%

Segment NBT as a % of operating revenue (1)	6.8%	6.1%	6.4%	6.1%

Memo: Fuel costs	$24,930	18,163	$67,695	52,311

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our DCC business segment and as a measure of sales activity. Subcontracted transportation is deducted from total revenue to arrive at our operating revenue computation as subcontracted transportation is largely a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation.
     DCC total revenue increased 10.4% to $139.0 million in the third quarter of 2005 and increased 6.1% to $400.8 million in the first nine months of 2005, compared with the same periods in 2004. Operating revenue increased 9.7% to $134.6 million in the third quarter of 2005 and increased 4.9% to $389.2 million in the first nine months of 2005, compared with the same periods in 2004. Revenue comparisons for the third quarter and first nine months were positively impacted by new and expanded business and pricing increases associated with higher fuel costs. We expect favorable revenue comparisons to continue over the near term based on expansions of customer accounts and new sales activity. DCC NBT increased 22.4% to $9.2 million in the third quarter of 2005 and increased 9.5% to $24.8 million in the first nine months of 2005, compared with the same periods in 2004. The improvements in 2005 results reflect the earnings leverage from new and expanded business and lower safety and other operating costs.
Central Support Services

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands)
Sales and marketing	$1,967	1,708	$6,640	5,698
Human resources	3,364	3,204	10,440	10,541
Finance	13,780	14,062	42,773	41,548
Corporate services and public affairs	2,860	2,926	10,082	6,666
Information technology	14,288	17,498	48,622	51,472
Health and safety	2,330	1,928	6,283	5,970
Other	12,509	13,495	29,087	34,128

Total CSS	51,098	54,821	153,927	156,023
Allocation of CSS to business segments	(42,005)	(45,868)	(127,248)	(132,757)

Unallocated CSS	$9,093	8,953	$26,679	23,266

     Total CSS decreased 6.8% to $51.1 million in the third quarter of 2005 and decreased 1.3% to $153.9 million in the first nine months of 2005, compared with the same periods in 2004. The decline in CSS costs for the third quarter of 2005 was primarily due to lower operating costs related to the insourcing and renegotiation of several information technology infrastructure services. The decline in CSS costs for the first nine months of 2005 was primarily due to lower performance based incentive compensation costs. Higher spending in corporate services activities for first nine months of 2005 reflected approximately $3.7 million of moving and transition costs incurred in connection with the relocation to our new smaller headquarters facility. The growth in sales and marketing costs during the first nine months of 2005 was due to increased promotional activities related to FMS initiatives. Unallocated CSS expenses for the first nine months of 2005 were up largely due to headquarters relocation costs and higher corporate initiatives spending in the first half of 2005.
FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
     The following is a summary of our cash flows from operating, financing and investing activities:

	Nine months ended September 30,
	2005	2004
	(In thousands)
Net cash (used in) provided by:
Operating activities	$469,078	656,530
Financing activities	387,968	(224,065)
Investing activities	(817,480)	(494,698)

Net change in cash and cash equivalents	$39,566	(62,233)

     A detail of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.
     Net cash provided by operating activities was $469.1 million in the first nine months of 2005 compared with net cash provided by operating activities of $656.5 million in 2004. In 2005, net cash provided by operating activities was impacted by U.S. federal income tax payments made of $176.0 million in connection with the resolution of our federal income tax audit for the 1998 to 2000 tax period and $107.5 million of estimated 2004 and 2005 net tax payments made during the first nine months of 2005. Net cash provided by financing activities in the first nine months of 2005 reflects higher debt borrowings used to fund increased capital requirements and federal income tax payments. Net cash used in investing activities increased in the first nine months of 2005 compared with the same period in 2004 due primarily to higher capital expenditures (net of sale-leasebacks), principally lease vehicle spending for replacement and expansion of customer fleets. The increase in capital spending was partially offset by lower acquisition-related payments and higher proceeds associated with sales of used vehicles.
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

     The following table shows the sources of our free cash flow computation:

	Nine months ended September 30,
	2005	2004
	(In thousands)
Net cash provided by operating activities	$469,078	656,530
Collections on direct finance leases	49,689	46,639
Sales of operating property and equipment (1)	2,725	46,543
Sales of revenue earning equipment	250,847	216,743
Sale and leaseback of revenue earning equipment	—	114,055
Purchases of property and revenue earning equipment	(1,105,631)	(769,739)
Acquisitions	(15,110)	(148,702)
Other, net	—	(237)

Free cash flow	$(348,402)	161,832

(1)	Sales of operating property and equipment for 2004 include proceeds of $43.7 million associated with the sale of our former headquarters complex.
     The decrease in free cash flow to negative $348.4 million for the first nine months of 2005 compared with the same period in 2004 was driven by higher capital spending levels (net of sale-leasebacks) and income tax payments made in connection with the resolution of our federal income tax audit for the 1998 to 2000 tax period and estimated tax payments, which were partially offset by lower acquisition spending.
     The following table provides a summary of capital expenditures:

	Nine months ended September 30,
	2005	2004
	(In thousands)
Revenue earning equipment: (1)
Full service lease	$843,352	578,697
Commercial rental	245,379	225,829

	1,088,731	804,526
Operating property and equipment	58,595	38,921

Total capital expenditures	1,147,326	843,447
Changes in accounts payable related to purchases of revenue earning equipment	(41,695)	(73,708)

Cash paid for purchases of property and revenue earning equipment	$1,105,631	769,739

(1)	Capital expenditures exclude acquisitions of revenue earning equipment under capital leases of $0.4 million and $50.5 million during the nine months ended September 30, 2005 and 2004, respectively.
     The growth in capital expenditures of 36.0% during the first nine months of 2005, compared with the same period in 2004 is due to increased lease vehicle spending primarily for replacement of customer fleets. We expect full year 2005 capital spending before acquisitions to approximate $1.4 billion, primarily reflecting vehicle replacements.
Financing and Other Funding Transactions
     We utilize external capital to support growth in our asset-based product lines. The variety of financing alternatives available to fund our capital needs include long-term and medium-term public and private debt, asset-backed securities, bank term loans, leasing arrangements, bank credit facilities and commercial paper.

     The following table shows the movements in our debt balance:

	Nine months ended September 30,
	2005	2004
	(In thousands)
Debt balance at January 1	$1,783,216	1,815,900

Cash-related changes in debt:
Net change in commercial paper borrowings	19,440	(67,000)
Proceeds from issuance of medium-term notes	600,000	135,000
Proceeds from issuance of other debt instruments	125,709	104,329
Retirement of medium-term notes and debentures	(100,000)	(72,000)
Other debt repaid, including capital lease obligations	(206,403)	(246,058)

	438,746	(145,729)

Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	(3,608)	(6,446)
Addition of capital lease obligations	433	50,547
Changes in foreign currency exchange rates and other non-cash items	(475)	5,699

Total changes in debt	435,096	(95,929)

Debt balance at September 30	$2,218,312	1,719,971

     In accordance with our funding philosophy, we attempt to match the average remaining repricing life of our debt with the average remaining life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25% - 45% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total obligations (including notional value of swap agreements) was 32% at September 30, 2005 compared with 37% at December 31, 2004.
     Ryder’s leverage ratios and a reconciliation of balance sheet debt to total obligations are shown below:

	September 30,	% to	December 31,	% to
	2005	Equity	2004	Equity
	(Dollars in thousands)
Balance sheet debt	$2,218,312	137%	$1,783,216	118%

Present value of minimum lease payments and guaranteed residual values under operating leases for vehicles (1)	145,398		161,138

Total obligations	$2,363,710	146%	$1,944,354	129%

(1)	Present value does not reflect payments Ryder would be required to make if we terminated the related leases prior to the scheduled expiration dates.
     Debt to equity consists of balance sheet debt for the period divided by total equity. Total obligations to equity represents balance sheet debt plus the present value of minimum lease payments and guaranteed residual values under operating leases for vehicles, discounted based on our incremental borrowing rate at lease inception, all divided by total equity. Although total obligations is a non-GAAP financial measure, we believe that total obligations is useful as it is a more complete measure of our existing financial obligations and helps better assess our overall leverage position. The increase in our leverage ratios in 2005 was driven by our increased funding needs as a result of higher vehicle capital spending requirements and higher income tax payments. Our goal is to have a long-term target percentage of total obligations to equity of 250% to 300%, while maintaining a strong investment grade rating. This leverage range is appropriate for our business due to the liquidity of our vehicle portfolio and because a substantial component of our assets are supported by long-term customer leases.
     Our ability to access unsecured debt in the capital markets is linked to both our short-term and long-term debt ratings. These ratings are intended to provide guidance to investors in determining the credit risk associated with particular Ryder securities based on current information obtained by the rating agencies from us or from other sources that such agencies consider to be reliable. Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets. A downgrade of Ryder’s debt rating below investment grade level would significantly limit our ability to issue commercial paper. As a result, we would have to rely on other established funding sources described below.
     Our debt ratings at September 30, 2005 were as follows:

	Short-term	Long-term	Outlook
Moody’s Investors Service	P2	Baa1	Stable (June 2004)
Standard & Poor’s Ratings Services	A2	BBB+	Stable (April 2005)
Fitch Ratings	F2	A-	Stable (July 2005)
     Ryder can borrow up to $870 million through a global revolving credit facility with a syndicate of lenders. The credit facility is used primarily to finance working capital and provide support for the issuance of commercial paper. The credit facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at September 30, 2005). At Ryder’s option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. During May 2005, the terms of the credit facility were amended thereby extending the expiration of the facility one year to 2010 and reducing the current annual facility fee from 15.0 basis points to 11.0 basis points. The annual facility fee applies to the total facility of $870 million, and is based on Ryder’s current long-term credit ratings. The credit facility contains no provisions restricting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, Ryder must maintain a ratio of debt to consolidated tangible net worth, as defined in the agreement, of less than or equal to 300%. The ratio at September 30, 2005 was 121%. At September 30, 2005, $626.1 million was available under the credit facility. Foreign borrowings of $22.8 million were outstanding under the facility at September 30, 2005.
     During the nine months ended September 2005, we issued $600.0 million of unsecured medium term notes, of which $225.0 million mature in April 2010, $175.0 million mature in April 2011 and $200.0 million mature in June 2012. The proceeds from the notes were used for general corporate purposes. At September 30, 2005, Ryder had $65.0 million of securities available for issuance under an $800.0 million universal shelf registration statement filed with the SEC during 2003.
     On September 14, 2005, Ryder Receivable Funding, II, L.L.C. (RRF LLC), a bankruptcy remote, consolidated subsidiary of Ryder System, Inc., entered into a Trade Receivables Purchase and Sale Agreement (the Trade Receivables Agreement) with various financial institutions. Under this program, Ryder sells certain of its domestic trade accounts receivable to RRF LLC who in turn may sell, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit and/or committed purchasers. Under the terms of the program, RRF LLC and Ryder have provided representations, warranties, covenants and indemnities that are customary for accounts receivable facilities of this type.
     Ryder entered into this program to provide additional liquidity to fund its operations, particularly when the cost of such sales is cost effective compared with other funding programs, notably the issuance of unsecured commercial paper. This program is similar to Ryder’s previous accounts receivable facility, which expired in December 2004, except that this program will be a 364-day facility. This program will be accounted for as a financing, whereas the previous accounts receivable facility was treated as a sale of assets and the sold receivables and related obligations were not reflected on the Consolidated Condensed Balance Sheet. The available proceeds that may be received by RRF LLC under the program are limited to $200 million. RRF LLC’s costs under this program may vary based on changes in Ryder’s unsecured debt ratings and changes in interest rates. If no event occurs which would cause early termination, the program will expire on September 12, 2006, unless extended by the parties. At September 30, 2005, no receivables were sold pursuant to the Trade Receivables Agreement.

     At September 30, 2005, we had the following amounts available to fund operations under the aforementioned facilities:

(In millions)
Global revolving credit facility	$626.1
Shelf registration statement	65.0
Trade receivables facility	200.0
     In September 2005, Ryder filed a new universal shelf registration statement with the Securities and Exchange Commission to issue up to $800.0 million of securities, including $65.0 million of available securities that will be carried forward from the existing shelf registration statement. We are waiting for the universal shelf registration statement to become effective. Proceeds from debt issuances under the universal shelf registration statement are expected to be used for general corporate purposes, which may include capital expenditures, share repurchases and reduction in commercial paper borrowings.
     We believe such facilities, along with other funding sources, will be sufficient to fund operations over the next twelve months.
Off-Balance Sheet Arrangements
     We periodically enter into sale-leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors (e.g., regional banks, pension plans and insurance companies) and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions that are not deemed to be variable interest entities. In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense. These leases contain limited guarantees by us of the residual values of the leased vehicles (residual value guarantees) that are conditioned upon disposal of the leased vehicles prior to the end of their lease term. The amount of future payments for residual value guarantees will depend on the market for used vehicles and the condition of the vehicles at time of disposal. See Note (K), “Guarantees,” in Notes to Consolidated Condensed Financial Statements for additional information. During the third quarter of 2004, we completed two sale-leaseback transactions of revenue earning equipment with third-party financial institutions that are not deemed to be VIE’s and these transactions qualified for off-balance sheet treatment. Proceeds from such sale-leaseback transactions totaled $96.8 million. We did not enter into any sale-leaseback transactions that qualified for off-balance sheet treatment during the first nine months of 2005.
Pension Information
     The funded status of our pension plans is dependent upon many factors, including the return on invested assets and the level of certain market interest rates. While we are not legally required to make additional contributions to fund our U.S. pension plan until April 2006, we review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans. For 2005, we expect to make approximately $11 million in total pension contributions for all pension plans. After considering the 2005 contributions, the projected present value of estimated contributions for our U.S. plan that would be required over the next five years totals approximately $108 million (pre-tax). Changes in interest rates and the market value of the securities held by the pension plans during 2005 could materially change, positively or negatively, the underfunded status of the pension plans and affect the level of pension expense and required contributions in 2006 and beyond. See Note (N), “Employee Benefit Plans,” in Notes to Consolidated Condensed Financial Statements for additional information.

Share Repurchases and Cash Dividends
     In July 2004, our Board of Directors authorized a two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. Under this program, shares of common stock are purchased in an amount not to exceed the number of shares issued to employees upon the exercise of stock options or through employee stock purchase plans since May 1, 2004, which totaled approximately 2.4 million shares at September 30, 2005. The program limits aggregate share repurchases to no more than 3.5 million shares of Ryder common stock. During the nine months ended September 30, 2005, we repurchased and retired approximately 1.0 million shares under the program at an aggregate cost of $40.3 million. At September 30, 2005, we had repurchased and retired a total of approximately 2.3 million shares under the program at an aggregate cost of $102.8 million. Management has established a prearranged written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of this repurchase program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan.
     In October 2005, our Board of Directors authorized a $175 million share repurchase program over a period not to exceed two years. This share repurchase program replaces all unused repurchase authority remaining under the share repurchase plan approved by the Board of Directors in July 2004. The new program provides more flexibility than the previous program, which was limited to mitigating the dilutive impact of shares issued under Ryder’s various employee stock option and employee stock purchase plans. Share repurchases will be made periodically in open-market transactions, and are subject to market conditions, legal requirements and other factors. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the repurchase program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan.
     In February 2005, May 2005 and July 2005, our Board of Directors declared quarterly cash dividends of $0.16 per share of common stock. These dividends reflect a $0.01 increase from the quarterly cash dividends of $0.15 paid in the same periods in prior years.
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
FORWARD-LOOKING STATEMENTS
     Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:
•	our expectations as to anticipated revenue and earnings growth across all business segments;
•	our ability to successfully achieve the operational goals that are the basis of our business strategies, including offering competitive pricing, optimizing asset utilization, leveraging the expertise of our various business segments, serving our customers’ global needs and expanding our support services;

•	impact of losses from conditional obligations arising from guarantees;
•	number of NLE vehicles in inventory over the near term;

•	our belief as to the adequacy of our insurance coverage and funding sources and the effectiveness of our interest and foreign currency exchange rate risk management programs;
•	our belief that we can continue to realize significant savings from our cost management initiatives and process improvement actions;
•	potential impact and adequacy of insurance coverage for Hurricanes Katrina and Rita;
•	estimates of capital expenditures for the remainder of the year;
•	the adequacy of our accounting estimates and reserves for pension expense, depreciation and residual value guarantees, self-insurance reserves, goodwill impairment, accounting changes and income taxes;
•	our belief that we have not entered into any other transactions since 2000 that raise the same type of issues identified by the IRS in their audit of the 1998 to 2000 tax period; and
•	our ability to fund all of our operations in 2005 through internally generated funds and outside funding sources.
     These statements, as well as other forward-looking statements contained in this Quarterly Report, are based on our current plans and expectations and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors could cause actual results and events to differ significantly from those expressed in any forward-looking statements. These risk factors include, but are not limited to, the following:
•	Market Conditions:
o	Changes in general economic conditions in the U.S. and worldwide leading to decreased demand for our services, lower profit margins and increased levels of bad debt;

o	Changes in our customers’ operations, financial condition or business environment that may limit their need for, or ability to purchase, our services;

o	Changes in market conditions affecting the commercial rental market or the sale of used vehicles;

o	Less than anticipated growth rates in the markets in which we operate; and

o	The effect of severe weather events on our operations and the economy.
•	Competition:
o	Competition from other service providers, some of which have greater capital resources or lower capital costs;

o	Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources;

o	Competition from vehicle manufacturers in our foreign FMS business operations; and

o	Our inability to maintain current pricing levels due to customer acceptance or competition.
•	Profitability:
o	Our inability to obtain adequate profit margins for our services;

o	Lower than expected customer volumes or retention levels;

o	Loss of a key customer in our SCS business segment;

o	Unexpected reserves and/or write-offs due to the deterioration of the credit worthiness of certain customers in our SCS business segment;

o	Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis;

o	The inability of our business segments to create operating efficiencies;

o	Increases in fuel prices, and/or availability of fuel;

o	Our inability to successfully implement our asset management initiatives;

o	An increase in the cost of, or shortages in the availability of, qualified drivers;

o	Labor strikes and work stoppages;

o	Our inability to manage our cost structure; and

o	Our inability to limit our exposure for customer claims.

•	Government Regulation:
o	Cost of compliance with new or changing government regulations, including regulations regarding vehicle emissions.
•	Financing Concerns:
o	Higher borrowing costs and possible decreases in available funding sources caused by an adverse change in our debt ratings;

o	Unanticipated interest rate and currency exchange rate fluctuations; and

o	Negative funding status of our pension plans caused by lower than expected returns on invested assets and unanticipated changes in interest rates.
•	Accounting Matters:
o	Impact of unusual items resulting from on-going evaluations of business strategies, asset valuations, acquisitions, divestitures and our organizational structure;

o	Reductions in residual values or useful lives of revenue earning equipment;

o	Increases in compensation levels, retirement rate and mortality resulting in higher pension expense;

o	Increases in healthcare costs resulting in higher insurance reserves; and

o	Changes in accounting rules, assumptions and accruals.
•	Other risks detailed from time to time in our Commission filings.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the third quarter of 2005, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the third quarter of 2005, Ryder’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports Ryder files and submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported as and when required.

Changes in Internal Controls
     During the three month period ended September 30, 2005, there were no significant changes in Ryder’s internal controls over financial reporting or in other factors that could materially affect or is reasonably likely to materially affect such internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information with respect to purchases we made of our common stock during the three months ended September 30, 2005 and total repurchases:

			Total Number of
			Shares	Maximum
			Purchased as	Number of Shares
	Total Number		Part of Publicly	That May Yet Be
	of Shares	Average Price	Announced	Purchased Under
	Purchased (1), (2)	Paid per Share	Program (1)	the Program (1), (3)
July 1 through July 31, 2005	143,615	$37.63	122,963	1,272,845
August 1 through August 31, 2005	81,972	36.33	81,455	1,191,390
September 1 through September 30, 2005	13,187	35.10	11,287	1,180,103

Total	238,774	$37.04	215,705	1,180,103

(1)	In July 2004, we announced a two-year stock repurchase program providing for the repurchase of up to 3.5 million shares of our common stock. Under the program, we have purchased in open-market transactions a total of 2,319,897 shares of our common stock, a portion of which was purchased through a 10b5-1 trading plan.

(2)	During the third quarter ended September 30, 2005, we purchased an aggregate of 215,705 shares of our common stock as part of our share repurchase program and an aggregate of 23,069 shares of our common stock in employee-related transactions outside of the share repurchase program. Employee-related transactions include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our stock-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plan relating to investments by employees in our common stock, one of the investment options available under the plan.

(3)	In October 2005, our Board of Directors authorized a $175 million share repurchase program over a period not to exceed two years. The share repurchase program replaces all unused repurchase authority remaining under the share repurchase plan approved by the Board of Directors in July 2004. The new program provides more flexibility than the previous program, which was limited to mitigating the dilutive impact of shares issued under Ryder’s various employee stock option and employee stock purchase plans. Share repurchases will be made periodically in open-market transactions, and are subject to market conditions, legal requirements and other factors. Additionally, management has been granted authority to establish a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the repurchase program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan.
ITEM 6. EXHIBITS

31.1	Certification of Gregory T. Swienton pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Tracy A. Leinbach pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32	Certification of Gregory T. Swienton and Tracy A. Leinbach pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC.
(Registrant)

Date: October 27, 2005	By: /s/ Tracy A. Leinbach

Tracy A. Leinbach
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: October 27, 2005	By: /s/ Art A. Garcia

Art A. Garcia
Senior Vice President and Controller
(Principal Accounting Officer)