Form 10-K
period 2005-12-31
RYDER SYSTEM INC
filed 2006-02-17
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 1-4364
RYDER SYSTEM, INC.
(Exact name of registrant as specified in its charter)

Florida	59-0739250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11690 N.W. 105th Street, Miami, Florida 33178	(305) 500-3726
(Address of principal executive offices, including zip code)	(Telephone number, including area code)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑         No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐         No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold at June 30, 2005 was $2,356,696,388. The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at January 31, 2006 was 60,829,566.

Documents Incorporated by Reference into this Report	Part of Form 10-K into which Document is Incorporated

Ryder System, Inc. 2006 Proxy Statement	Part III
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Ryder System, Inc. Common Stock ($0.50 par value)	New York Stock Exchange

Ryder System, Inc. 9% Series G Bonds, due May 15, 2016	New York Stock Exchange

Ryder System, Inc. 9 7/8% Series K Bonds, due May 15, 2017	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:         None

RYDER SYSTEM, INC.
Form 10-K Annual Report

i

PART I
ITEM 1. BUSINESS
OVERVIEW
      Ryder System, Inc., a Florida corporation organized in 1955, is a global leader in transportation and supply chain management solutions. Our business is divided into three business segments: Fleet Management Solutions (FMS), which provides full service leasing, contract maintenance, contract-related maintenance and commercial rental of trucks, tractors and trailers to customers in the U.S., Canada and the U.K.; Supply Chain Solutions (SCS), which provides comprehensive supply chain consulting and lead logistics management solutions throughout North America and in Latin America, Europe and Asia; and Dedicated Contract Carriage (DCC), which provides vehicles and drivers as part of a dedicated transportation solution in North America.
      Financial information relating to each of our business segments is included in the Notes to Consolidated Financial Statements as part of Item 8 of this report.
INDUSTRY AND OPERATIONS

Fleet Management Solutions
      Over the last several years, many key trends have been reshaping the transportation industry, particularly the $57 billion U.S. private commercial fleet market and the $25 billion U.S. commercial fleet lease and rental market. Commercial vehicles have become more complicated requiring companies to spend a significant amount of time and money to keep up with new technology, diagnostics, retooling and training. Because of increased demand for convenience, speed and reliability, companies that own and manage their own fleet of vehicles have put greater emphasis on the quality of their preventive maintenance and safety programs. Finally, new regulatory requirements such as regulations covering diesel emissions and the number of off-duty rest hours a driver must take (hours of service regulations) have placed additional administrative burdens on private fleet owners.
      Through our FMS business, we provide our customers with flexible fleet solutions that are designed to improve their competitive position by allowing them to focus on their core business and to redirect their capital to other parts of their business. Our FMS product offering includes a wide range of full service leasing, commercial rental and contract maintenance solutions as well as additional value-added fleet support services such as insurance, vehicle administration and fuel services. In addition, we provide our customers with access to a large selection of used trucks, tractors and trailers through our used vehicle sales program.
      For the year ended December 31, 2005, our global FMS business accounted for 62% of our consolidated revenue. Our FMS customers in the U.S. range from small businesses to large national enterprises. These customers operate in a wide variety of industries, the most significant of which include beverage, newspaper, grocery, lumber and wood products, home furnishings and metal. At December 31, 2005, we had a U.S. fleet of approximately 137,000 commercial trucks, tractors and trailers leased or rented through 688 locations in 48 states and Puerto Rico.
      Our domestic FMS business is divided into 3 regions: East, Central and West. During 2005, we consolidated our regions from 7 to 3 as part of our initiatives to restructure our FMS operations. Each region is divided into 8 to 16 business units (BU) and each BU contains 7 to 15 branch offices. A branch office typically consists of a maintenance facility or “shop,” offices for sales and other personnel, and in many cases, a commercial rental counter. Our maintenance facilities typically include a service island for refueling, safety inspections and preliminary maintenance checks as well as a shop for preventive maintenance and repairs.
      Full Service Leasing. We target leasing customers that would benefit from outsourcing their fleet management function or upgrading their fleet without having to dedicate a significant amount of their own capital. Under a typical full service lease, we provide the vehicles contract maintenance, supplies and related equipment necessary for operation of the vehicles while our customers furnish and supervise their own drivers and dispatch and exercise control over the vehicles. However, we will assess a customer’s situation and, after considering the size of the customer, residual risk, balance sheet treatment and other factors, will tailor a leasing program that best suits the customer’s needs. Once we have agreed on a leasing program, we acquire vehicles and components that are custom engineered to the customer’s requirements and lease the vehicles to the customer for periods generally ranging from three to seven years. Because we purchase a large number of vehicles from a limited number of manufacturers, we are able to leverage our buying power for the benefit of our customers. In addition, given our continued focus on improving the efficiency and effectiveness of our maintenance services, we can provide our customers with a cost effective alternative to maintaining their own fleet of vehicles. We also offer our leasing customers the additional fleet support services described below. At December 31, 2005, we leased approximately 100,100 vehicles under full service leases in the U.S. At December 31, 2005, we had more than 11,200 full service lease customer accounts in the U.S.
      Commercial Rental. We target rental customers that have a need to supplement their private fleet of vehicles on a short-term basis (typically from less than one month up to one year in length) either because of seasonal increases in their business or discrete projects that require additional transportation resources. Our commercial rental fleet also provides additional vehicles to our full service lease customers to handle their peak or seasonal business needs. Our rental representatives assist in selecting a vehicle that satisfies the customer’s needs and supervise the rental process, which includes execution of a rental agreement and a vehicle inspection. In addition to vehicle rental, we extend to our rental customers liability insurance coverage under our existing policies and the benefits of our comprehensive fuel services program. At December 31, 2005, a fleet of approximately 34,700 vehicles, ranging from heavy-duty tractors and trailers to light-duty trucks, was available for commercial short-term rental in the U.S. The rental fleet’s average age was 5.1 years. The utilization rate of the U.S. rental fleet during fiscal year 2005 was approximately 75%.
      Contract Maintenance. Our contract maintenance customers typically include our full service lease customers as well as customers that want to utilize our extensive network of maintenance facilities and trained technicians to maintain the vehicles they own or lease from third parties, usually a bank or other financial institution. The Ryder Contract Maintenance service offering is designed to reduce vehicle downtime through preventive and predictive maintenance based on vehicle type and driving habits, vehicle repair including parts and labor, 24-hour emergency roadside service and replacement vehicles for vehicles that are temporarily out of service. These vehicles are typically serviced at our own facilities. However, based on the size and complexity of a customer’s fleet, we may operate an on-site maintenance facility at the customer’s location. Our maintenance facilities typically include a service island for refueling, safety inspections and preliminary maintenance checks as well as a shop for preventive maintenance and repairs. At December 31, 2005, we had approximately 1,300 contract maintenance customer accounts in the U.S.
      Contract-Related Maintenance. Our full service lease and contract maintenance customers periodically require additional maintenance services that are not included in their contract. For example, additional maintenance services may arise when a customer’s driver damages the vehicle and these services are performed or managed by Ryder. Some customers also periodically require maintenance work on vehicles that are not covered by a lease or maintenance contract. Ryder may provide service on these vehicles and charge the customer on an hourly basis for work performed. This contract-related maintenance work is obtained by Ryder due to our contractual relationship with the customer; however, the service provided is in addition to that included in their contractual agreement.

      Fleet Support Services. In order to capitalize on our large base of lease customers, we periodically expand our fleet support service offerings. Currently, we offer the following fleet support services:

Service	Description

Insurance	Liability insurance coverage under Ryder’s existing insurance policies which includes monthly invoicing, discounts based on driver performance and vehicle specifications, flexible deductibles and claims administration; physical damage waivers; gap insurance; fleet risk assessment

Safety	Establishing safety standards; providing safety training, driver certification, prescreening and road tests; safety audits; instituting procedures for transport of hazardous materials; coordinating drug and alcohol testing; loss prevention consulting

Fuel	Fuel purchasing (both in bulk and at the pump) at competitive prices; fuel planning; fuel tax reporting; centralized billing; fuel cards

Administrative	Vehicle use and other tax reporting; permitting and licensing; regulatory compliance (including hours of service administration)

Environmental management	Storage tank monitoring; stormwater management; environmental training; ISO 14001 certification
      Used Vehicles. We typically sell our used vehicles at one of our 68 sales centers throughout North America, at Ryder branch locations or through our website at www.Usedtrucks.Ryder.com. Before we offer any used vehicle for sale, our technicians assure that it is Road Ready, which means that the vehicle has passed a 43-point performance inspection based on specifications formulated through the Ryder Contract Maintenance program. Although we typically sell our used vehicles for prices in excess of book value, the extent to which we are able to realize a gain on the sale of used vehicles is dependent upon various factors including the general state of the used vehicle market, the age and condition of the vehicle at the time of its disposal and depreciation rates with respect to the vehicle.
      FMS Business Strategy. Our FMS business strategy revolves around the following interrelated goals and priorities:

•	improve customer retention levels;

•	successfully implement sales growth initiatives;

•	optimize asset utilization and management;

•	deliver unparalleled maintenance, environmental and safety services to our customers;

•	offer a wide range of support services that complement our leasing, rental and maintenance businesses, and

•	offer competitive pricing through cost management initiatives and maintain pricing discipline on new business.

Supply Chain Solutions
      The global supply chain logistics market is estimated to be $237 billion. Several key trends are affecting the market for third-party logistics services. Given the complexity of customers’ supply chains and, consequently, the need for new and innovative technology based solutions, outsourcing all or a portion of a customer’s supply chain is becoming a more attractive alternative. In addition, industry consolidation is increasing as providers look to create economies of scale in order to be competitive and satisfy customers’ global needs. To meet our customers’ demands in light of these trends, we provide an integrated suite of global supply chain solutions with sophisticated technologies and industry-leading engineering services, designed so that our customers can manage their supply chains with more efficiency.

      Through our SCS business, we offer a complete range of innovative lead logistics management services that are designed to optimize a customer’s global supply chain and address the needs and concerns reflected by the trends previously mentioned. The term “supply chain” refers to a strategically designed process that directs the movement of materials, funds and related information from the acquisition of raw materials to the delivery of finished products to the end-user. Our SCS product offerings are organized into three categories: professional services, distribution operations and transportation solutions. We also offer our SCS customers a variety of information technology solutions, referred to as e-fulfillment, which are an integral part of our other SCS services.
      For the year ended December 31, 2005, our SCS business accounted for 29% of our consolidated revenue. At December 31, 2005, we had 130 SCS customer accounts in the U.S., most of which are large enterprises that maintain large, complex supply chains. These customers operate in a variety of industries including automotive, electronics, high-tech, telecommunications, industrial, consumer goods, paper and paper products, office equipment, food and beverage, and general retail industries. Our largest customer, General Motors Corporation, is comprised of multiple contracts in various geographic regions. In 2005, General Motors Corporation accounted for approximately 35% of SCS total revenue, 18% of SCS operating revenue and 10% of consolidated revenue.
      Unlike our FMS operations, which are managed through a network of regional offices, BUs and branch offices, most of our core SCS business operations in the U.S. revolve around our customers’ supply chains and are strategically located to maximize efficiencies and reduce costs. These SCS facilities are typically leased. At December 31, 2005, leased SCS warehouse space totaled over 7 million square feet for the U.S. and Puerto Rico. Along with those core customer specific locations, we also concentrate certain logistics expertise in locations not associated with specific customer sites. For example, Ryder’s carrier procurement, contract management and freight bill audit and payment services groups operate out of our carrier management center in Ann Arbor, Michigan and our transportation optimization and execution groups operate out of our logistics centers in Farmington Hills, Michigan and Ft. Worth, Texas.
      We are awarded a significant portion of our SCS business through requests for proposals or RFP processes. Many companies that maintain elaborate supply chain networks, including many of our existing customers, submit an RFP with respect to all or a portion of their supply chain. A team of SCS operations and logistics design specialists, as well as representatives from our finance, real estate and information technology departments, will formulate a bid that includes a proposed supply chain solution as well as pricing information. The bid may include one or more of the following SCS services.
      Professional Services. Our SCS business offers a variety of consulting services that support every aspect of a customer’s supply chain. Our SCS consultants are available to evaluate a customer’s existing supply chain to identify inefficiencies, as well as opportunities for integration and improvement. Once the assessment is complete, we work with the customer to develop a supply chain strategy that will create the most value for the customer and their target clients. Once a customer has adopted a supply chain strategy, our SCS logistics team and representatives from our information technology, real estate, finance and transportation management groups work together to design a strategically focused supply chain solution. The solution may include both a distribution plan that sets forth the number, location and function of each distribution facility and a transportation solution that sets forth the mode or modes of transportation and route selection. In addition to providing the distribution and transportation expertise necessary to implement the supply chain solution, our SCS representatives can coordinate and manage all aspects of the customer’s supply chain provider network to assure consistency, efficiency and flexibility. We also provide transportation consulting services to our SCS customers, which allow us to leverage the expertise and resources of our FMS business.
      Distribution Operations. Our SCS business offers a wide range of services relating to a customer’s distribution operations such as designing a customer’s distribution or warehouse facility, managing the customer’s existing distribution facilities or a facility we acquire in order to provide the agreed-upon services, managing the flow of goods directly from the receiving function to the shipping function (cross-docking), coordinating warehousing and transportation for inbound material flows, handling import and export for international shipments, coordinating just-in-time replenishment of component parts to manufacturing and final assembly, monitoring shipment and inventory status through web-enabled tracking solutions, providing logistics services in connection with the return of products to our customers after delivery to a target client (reverse logistics) and providing additional value-added services such as light assembly of components into defined units (kitting), packaging and refurbishment.
      Transportation Solutions. Our SCS business offers services relating to all aspects of a customer’s transportation network. Our team of transportation specialists provides shipment planning and execution, which include shipment consolidation, load scheduling and delivery confirmation through a series of technological and web-based solutions. Our transportation consultants, in conjunction with our Ryder Freight Brokerage department, focus on carrier procurement of all modes of transportation, rate negotiation and freight bill audit and payment services. In addition, our SCS business provides customers as well as our FMS and DCC businesses with capacity management services that are designed to create load-building opportunities and minimize excess capacity.
      SCS Business Strategy. Our SCS business strategy revolves around the following interrelated goals and priorities:

•	offer strategically-focused comprehensive supply chain solutions to our customers;

•	enhance distribution management as a core secure platform to grow integrated solutions;

•	diversify our customer base;

•	leverage the expertise and resources of our FMS business;

•	achieve strong partnering relationships with our customers;

•	be a market innovator by continuously improving the effectiveness and efficiency of our solution delivery model; and

•	serve our customer’s global needs as lead manager, integrator and high-value operator.

Dedicated Contract Carriage
      The U.S. dedicated contract carriage market is estimated to be $9 billion. This market is affected by many of the trends that impact our FMS business such as the increased cost associated with purchasing and maintaining a fleet of vehicles. The administrative burden relating to regulations issued by the Department of Transportation (DOT) regarding driver screening, training and testing, as well as record keeping and other costs associated with the hours of service requirements, make our DCC product an attractive alternative to private fleet management. In addition, market demand for just-in-time delivery creates a need for well-defined routing and scheduling plans that are based on comprehensive asset utilization analysis and fleet rationalization studies.
      Through our DCC business segment, we combine the equipment, maintenance and administrative services of a full service lease with additional services to provide a customer with a dedicated transportation solution that is designed to increase their competitive position, improve risk management and integrate their transportation needs with their overall supply chain. Such additional services include driver hiring and training, routing and scheduling, fleet sizing, safety, regulatory compliance, risk management, technology and communication systems support including on-board computers, and other technical support. These additional services allow us to address, on behalf of our customers, the labor issues associated with maintaining a private fleet of vehicles, such as driver turnover, government regulation, including hours of service regulations, DOT audits and workers’ compensation.
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
      To the extent a distribution plan includes multiple modes of transportation (air, rail, sea and highway), our DCC team, in conjunction with our SCS transportation specialists, selects appropriate transportation modes and carriers, places the freight, monitors carrier performance and audits billing. In addition, through our SCS business, we can reduce costs and add value to a customer’s distribution system by aggregating orders into loads, looking for shipment consolidation opportunities and organizing loads for vehicles that are returning from their destination point back to their point of origin (backhaul).
      Because it is highly customized, our DCC product is particularly attractive to companies that operate in industries that have time-sensitive deliveries or special handling requirements, such as newspapers and refrigerated products, as well as to companies whose distribution systems involve multiple stops within a closed loop highway route.
      For the year ended December 31, 2005, our DCC business accounted for 9% of our consolidated revenue. At December 31, 2005, we had 259 DCC customer accounts in the U.S. Although a significant portion of our DCC operations are located at customer facilities, our DCC business utilizes and benefits from our extensive network of FMS facilities.
      DCC Business Strategy. Our DCC business strategy revolves around the following interrelated goals and priorities:

•	align our DCC and SCS businesses to create revenue opportunities and improve operating efficiencies in both segments, particularly through increased backhaul utilization;

•	increase market share with customers that operate closed loop distribution systems that require a more comprehensive transportation solution;

•	leverage the expertise and resources of our FMS business; and

•	expand our DCC support services to create customized transportation solutions for new customers and improve the solutions we have created for existing customers.

International
      In addition to our operations in the U.S., we have FMS operations in Canada and the U.K. and SCS operations in Canada, Latin America, Europe and Asia. We have made it a goal to expand our international operations by leveraging our domestic product offerings and customer base.
      Canada. We have been operating in Canada for over 40 years. Our FMS operations in Canada include full service leasing, commercial rental and contract maintenance. We also offer fleet support services such as insurance, fuel services and administrative services. At December 31, 2005, we had a fleet of approximately 11,700 commercial trucks, tractors and trailers leased or rented through 38 locations throughout 8 Canadian provinces. At December 31, 2005, we leased vehicles to over 1,200 full service lease customer accounts in Canada.
      Our Canadian SCS operations also include a full range of services including lead logistics management services and distribution and transportation solutions. Given the proximity of this market to our U.S. operations, the Canadian operations are highly coordinated with their U.S. counterparts, managing cross-border transportation and freight movements. At December 31, 2005, we had 54 SCS customer accounts and leased SCS warehouse space totaling approximately 400,000 square feet in Canada.
      Europe. We began operating in the U.K. in 1971 and since then have expanded into other parts of Europe including Ireland, Germany and Poland by leveraging our operations in the U.S. and the U.K. Our FMS operations in Europe include full service leasing, commercial rental and contract maintenance. We also offer fleet support services such as insurance, fuel services, administrative services, driver capability and on-board technology.

      At December 31, 2005, we had a fleet of approximately 12,500 commercial trucks, tractors and trailers leased or rented through 37 locations throughout the U.K. and Germany. We also manage a network of over 300 independent maintenance facilities in the U.K. to serve our customers where we are unable to provide service in a Ryder managed location. In addition to our typical FMS operations, we also supply and manage vehicles, equipment and personnel for military organizations in the U.K. and Germany. At December 31, 2005, we leased vehicles to over 1,100 full service lease customer accounts in the U.K. and Germany.
      Our European SCS operations include a complete range of service offerings including lead logistics management services, distribution and transportation solutions, and logistics consulting and design services. In addition, we operate a comprehensive shipment, planning and execution system through our European transportation management services center located in Düsseldorf, Germany. At December 31, 2005, we had 34 SCS customer accounts and leased SCS warehouse space totaling approximately 200,000 square feet in Europe.
      Latin America. We began operating in Mexico, Brazil and Argentina in the mid-1990s and in Chile in 2004. In all of these markets we offer a full range of SCS services, including managing distribution operations and cross-docking terminals, and designing and managing customer specific solutions. In our Argentina and Brazil operations, we also offer international transportation services for freight moving between these markets, including transportation, backhaul and customs procedure management. Our Mexican operations also manage more than 3,100 border crossings each week between Mexico and the U.S., often highly integrated with our domestic distribution and transportation operations. At December 31, 2005, we had 191 SCS customer accounts and leased SCS warehouse space totaling approximately 1.9 million square feet in Latin America.
      Asia. We began operating in Asia in 2000 through our acquisition of Ascent Logistics. Although our Asian operations are headquartered in Singapore, we also provide services in China via our Shanghai office and coordinate logistics activities in countries such as Malaysia. As part of our strategy to expand with our customers into major markets, we plan to begin operations in China sometime in 2006. We offer a wide range of SCS services to customers in the region, including management of distribution operations, domestic transportation management, coordination, scheduling and management of international freight movement, postponement, bundling and other customization activities, and procurement. At December 31, 2005, we had 40 SCS customer accounts and leased SCS warehouse space totaling approximately 360,000 square feet in Asia.

Administration
      We have consolidated most of our financial administrative functions for the U.S. and Canada, including credit, billing and collections, into our Shared Services Center, a centralized processing center located in Alpharetta, Georgia. This centralization results in more efficient and consistent centralized processing of selected administrative operations. The Shared Services Center’s main objectives are to reduce ongoing annual administrative costs, enhance customer service through process standardization, create an organizational structure that will improve market flexibility and allow future reengineering efforts to be more easily attained at lower implementation costs.
      In 2005, we retained third parties to provide primarily administrative finance and support services outside of the U.S. in order to reduce ongoing operating expenses and maximize our technology resources.

Regulation
      Our business is subject to regulation by various federal, state and foreign governmental entities. The DOT and various state agencies exercise broad powers over certain aspects of our business, generally governing such activities as authorization to engage in motor carrier operations, safety and financial reporting. We are also subject to a variety of requirements of national, state, provincial and local governments, including the Environmental Protection Agency and the Occupational Safety and Health Administration, that regulate safety, the management of hazardous materials, water discharges and air emissions, solid waste disposal and the release and cleanup of regulated substances. We may also be subject to licensing and other requirements imposed by the U.S. Department of Homeland Security and U.S. Customs Service as a result of increased focus on homeland security and our Customs-Trade Partnership Against Terrorism certification. We may also become subject to new or more restrictive regulations imposed by these agencies, or other authorities relating to engine exhaust emissions, drivers’ hours of service, security and ergonomics.
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

Environmental
      We have adopted an environmental policy that reflects our commitment to supporting the goals of sustainable development, environmental protection and pollution prevention in our business. Toward this objective, we have developed and implemented environmental practices in our business operations, and regularly monitor these practices to identify opportunities for improvement. Our environmental team works with our staff and operating employees to develop and administer programs in support of our environmental policy.
      In establishing appropriate environmental objectives and targets for our wide range of business activities around the world, we focus on (i) the needs of our customers, (ii) the communities in which we provide services and (iii) relevant laws and regulations. We regularly review and update our environmental management procedures, and information regarding our environmental activities is routinely disseminated throughout Ryder.

Safety
      Safety is an integral part of our strategy because preventing injury and decreasing service interruptions increases efficiency and customer satisfaction. In 2002, we were awarded the Green Cross for Safety from the National Safety Council for our commitment to workplace safety and corporate citizenship.
      Our Safety department focuses on (i) recruiting and maintaining qualified drivers; (ii) improving driver and management safety training; (iii) implementing periodic reviews of driver records; (iv) creating incentives for drivers with good safety records; and (v) raising awareness of safety-related issues on a company-wide basis. Our Safety, Health and Security Policy requires that all managers, supervisors, and employees ensure that safety, health and security processes are incorporated into all aspects of our business.
      In addition, our Safety department develops driver safety and training programs such as hours of service, driving ethics, security and hazmat transport in order to promote safety, positive customer relations, service standards and productivity. All of our drivers in the U.S. must meet or exceed DOT qualifications. Our Safety department updates driver qualification files at least annually to maintain compliance with DOT regulations.

Risk Management
      The nature of our business exposes us to risk of liability for damages arising primarily out of property damage, customer-managed inventory shrinkage, vehicle liability, and workers’ compensation. We currently self-insure for a portion of our claims exposure resulting from these risks. We also maintain insurance with third-party insurance carriers above the amounts for which we self-insure. We are responsible for a deductible for auto liability, physical damage, cargo and workers’ compensation claims. We maintain insurance with independent insurance carriers that provide coverage for claims in excess of deductible amounts. Management believes that our insurance coverage is adequate.

Competition
      As an alternative to using our services, customers may choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors.
      Our FMS and DCC business segments compete with companies providing similar services on a national, regional and local level. Regional and local competitors may sometimes provide services on a national level through their participation in various cooperative programs. Competitive factors include price, equipment, maintenance, service and geographical coverage and, with respect to DCC, driver and operations expertise. We compete with other finance lessors and also to an extent, particularly in the U.K., with a number of truck and trailer manufacturers who provide truck and trailer leasing, extended warranty maintenance, rental and other transportation services. Value-added differentiation of the full service leasing, commercial rental and contract maintenance service and DCC offerings has been, and will continue to be, our emphasis.
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

Employees
      At December 31, 2005, we had approximately 27,800 full-time employees worldwide, of which 22,500 were employed in North America, 3,000 in Latin America, 1,700 in Europe and 600 in Asia. We have approximately 17,400 hourly employees in the U.S., approximately 3,500 of which are organized by labor unions. These employees are principally represented by the International Brotherhood of Teamsters, the International Association of Machinists and Aerospace Workers, and the United Auto Workers, and their wages and benefits are governed by 96 labor agreements that are renegotiated periodically. None of the businesses in which we currently engage have experienced a material work stoppage, slowdown or strike and we consider that our relationship with our employees is good.

EXECUTIVE OFFICERS OF THE REGISTRANT
      All of the executive officers of Ryder were elected or re-elected to their present offices either at or subsequent to the meeting of the Board of Directors held on May 5, 2005 in conjunction with Ryder’s 2005 Annual Meeting. They all hold such offices, at the discretion of the Board of Directors, until their removal, replacement or retirement.

Name	Age	Position

Gregory T. Swienton	56	Chairman of the Board and Chief Executive Officer
Tracy A. Leinbach	46	Executive Vice President and Chief Financial Officer
Robert D. Fatovic	40	Executive Vice President, General Counsel and Corporate Secretary
Art A. Garcia	44	Senior Vice President and Controller
Gregory F. Greene	46	Senior Vice President and Chief Human Resources Officer
Bobby J. Griffin	57	President, Ryder International Operations
Vicki A. O’Meara	48	President, U.S. Supply Chain Solutions
Thomas S. Renehan	43	Executive Vice President, Sales and Marketing, U.S. Fleet Management Solutions
Robert E. Sanchez	40	Executive Vice President of Operations, U.S. Fleet Management Solutions
Anthony G. Tegnelia	60	President, U.S. Fleet Management Solutions
      Gregory T. Swienton has been Chairman since May 2002 and Chief Executive Officer since November 2000. He also served as President from June 1999 to June 2005. Before joining Ryder, Mr. Swienton was Senior Vice President of Growth Initiatives of Burlington Northern Santa Fe Corporation (BNSF) and before that Mr. Swienton was BNSF’s Senior Vice President, Coal and Agricultural Commodities Business Unit.
      Tracy A. Leinbach has been Executive Vice President and Chief Financial Officer since March 2003. Ms. Leinbach served as Executive Vice President, Fleet Management Solutions, from March 2001 to March 2003; Senior Vice President, Sales and Marketing from September 2000 to March 2001; and she was Senior Vice President Field Management from July 2000 to September 2000. Ms. Leinbach also served as Managing Director-Europe of Ryder Transportation Services from January 1999 to July 2000 and previously she had served Ryder Transportation Services as Senior Vice President and Chief Financial Officer from 1998 to January 1999, Senior Vice President, Business Services from 1997 to 1998, and Senior Vice President, Purchasing and Asset Management for six months during 1996. From 1985 to 1996, Ms. Leinbach held various financial positions in Ryder subsidiaries. As previously disclosed, Ms. Leinbach plans to retire from Ryder in the first quarter of 2006. Ms Leinbach will remain with Ryder until the conclusion of the work in closing the 2005 fiscal year.
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
      Art A. Garcia has served as Senior Vice President and Controller since October 2005. Previously, Mr. Garcia served as Vice President and Controller from February 2002 to September 2005, and Group Director, Accounting Services, from September 2000 to February 2002 and from April 2000 to June 2000. Mr. Garcia was Chief Financial Officer of Blue Dot Services, Inc., a national provider of heating and air conditioning services, from June 2000 to September 2000. Mr. Garcia served as Director, Corporate

Accounting, for Ryder from April 1998 to April 2000. Mr. Garcia joined Ryder in December 1997 as Senior Manager, Corporate Accounting.
      Gregory F. Greene has served as Senior Vice President and Chief Human Resources Officer since February 2006. Previously, Mr. Greene served as Senior Vice President, Strategic Planning and Development, from April 2003 to February 2006 and served as Senior Vice President, Global Talent Management, from March 2002 to April 2003. Mr. Greene joined Ryder in August 1993 as Manager of Executive and International Compensation and has since held various positions. Prior to joining Ryder, Mr. Greene served as Director of Human Resources for Sunglass Hut, Inc.
      Bobby J. Griffin has been President, Ryder International Operations since July 2005. Previously, Mr. Griffin served as Executive Vice President, International Operations from November 2002 to July 2005, and as Executive Vice President, Global Supply Chain Operations from March 2001 to October 2002. Prior to this appointment, Mr. Griffin was Senior Vice President, Field Management West from January 2000 to March 2001. Mr. Griffin was Vice President, Operations of Ryder Transportation Services from 1997 to December 1999. Mr. Griffin also served Ryder as Vice President and General Manager of ATE Management and Service Company, Inc. and of Managed Logistics Systems, Inc. operating units of the former Ryder Public Transportation Services, positions he held from 1993 to 1997. Mr. Griffin was Executive Vice President, Western Operations of Ryder/ ATE from 1987 to 1993. He joined Ryder as Executive Vice President, Consulting of ATE in 1986 after Ryder acquired ATE Management and Service Company.
      Vicki A. O’Meara has been President of U.S. Supply Chain Solutions since October 2005. She previously served as Executive Vice President and Chief of Corporate Operations from May 2004 to September 2005. Prior to that, Ms. O’Meara served as Executive Vice President and General Counsel from June 1997 and as Corporate Secretary from February 1998. Prior to joining Ryder, Ms. O’Meara was a partner with the Chicago office of the law firm Jones Day. Previously, she held a variety of positions with the federal government including service as Acting Assistant Attorney General for the Environmental and Natural Resources Division of the Department of Justice, Deputy General Counsel of the Environmental Protection Agency and in the Office of White House Counsel.
      Thomas S. Renehan has served as Executive Vice President, Sales and Marketing, U.S. Fleet Management Solutions, since October 2005. He previously served as Senior Vice President, Sales and Marketing from July 2005 to September 2005, as Senior Vice President, Asset Management, Sales and Marketing from March 2004 to July 2005, as Senior Vice President, Asset Management from December 2002 to March 2004 and as Vice President, Asset Management from June 2001 to December 2002. Prior to heading Asset Management, Mr. Renehan served as Vice President, Fleet Management Solutions in the Southwest Region from January 2000 to June 2001. Mr. Renehan joined Ryder in October 1985 and has held various positions with Ryder since that time.
      Robert E. Sanchez has served as Executive Vice President of Operations, U.S. Fleet Management Solutions, since October 2005. He previously served as Senior Vice President and Chief Information Officer from January 2003 to September 2005, and as Senior Vice President of Global Transportation Management from March 2002 to January 2003. Previously, he also served as Chief Information Officer from June 2001 to March 2002. Mr. Sanchez joined Ryder in 1993 as a Senior Business System Designer.
      Anthony G. Tegnelia has served as President, U.S. Fleet Management Solutions since October 2005. He previously served as Executive Vice President, U.S. Supply Chain Solutions from December 2002 to September 2005. Prior to that, he was Senior Vice President, Global Business Value Management. Mr. Tegnelia joined Ryder in 1977 and has held a variety of other positions with Ryder including Senior Vice President and Chief Financial Officer of Ryder’s integrated logistics business segment and Senior Vice President, Field Finance.

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
ITEM 1A. RISK FACTORS
      In addition to the factors discussed elsewhere in this report, the following are some of the important factors that could affect our business.
Our operating and financial results may fluctuate due to a number of factors, many of which are beyond our control.
      Our annual and quarterly operating and financial results are affected by a number of economic, regulatory and competitive factors, including:

•	changes in current financial, tax or regulatory requirements that could negatively impact the leasing market;

•	changes in market conditions affecting the commercial rental market or the sale of used vehicles;

•	our inability to obtain expected customer retention levels or sales growth targets;

•	our inability to maintain appropriate asset utilization rates through our asset management initiatives;

•	unanticipated interest rate and currency exchange rate fluctuations;

•	changes in assumptions related to our pension plans;

•	labor strikes or work stoppages affecting us or our customers;

•	sudden changes in fuel prices and fuel shortages;

•	competition from vehicle manufacturers in our U.K. business operations; and

•	changes in accounting rules, estimates, assumptions and accruals.
Our failure to successfully implement new growth initiatives in our FMS business segment may negatively impact our ability to increase our leasing revenues.
      We have recently undertaken initiatives to restructure our FMS operations with the intention of increasing organic revenue growth in our leasing business, better servicing our customers’ business needs, improving asset utilization and realizing cost savings in the future. The initiatives include changing the structure of our operational and sales teams, realigning our business processes and reorganizing our management. There is no assurance that these initiatives will be successful or that we will not have to undertake additional initiatives in order to achieve our growth targets.

We bear the residual risk on the value of our vehicles.
      We generally bear the residual risk on the value of our vehicles. Therefore, if the market for used vehicles declines, we may experience lower gains or suffer losses on the sale of the vehicles. Changes in residual values also impact the overall competitiveness of our full service lease product line, as estimated sales proceeds are a critical component of the overall price of the product. Additionally, sudden changes in supply and demand together with other market factors beyond our control vary from year to year and from vehicle to vehicle, making it difficult to accurately predict residual values used in calculating our depreciation expense. Although we have developed disciplines related to the management of our vehicles that are designed to prevent these losses, there is no assurance that these practices will sufficiently reduce the residual risk. For a detailed discussion on our accounting policies and assumptions relating to depreciation and residual values, please see the section titled “Critical Accounting Estimates — Depreciation and Residual Value Guarantees” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      We do not purchase vehicles for our full service lease product line until we have an executed contract with a customer. In our commercial rental product line, however, we do not purchase vehicles against specific customer contracts. Rather, we purchase vehicles and optimize the size and mix of the commercial rental fleet based upon our expectations of overall market demand for short- and long-term rentals. As a result, we bear the risk for ensuring that we have the proper vehicles in the right condition and location to effectively capitalize on this market demand to drive the highest levels of utilization and revenue per unit. We employ a sales force and operations team on a full-time basis to manage and optimize this product line.
We derive a significant portion of our SCS revenue from a small number of customers, many of which are in the automotive industry.
      During 2005, sales to our top ten SCS customers accounted for 67% of our SCS total revenue and 60% of our SCS operating revenue (revenue less subcontracted transportation), with General Motors Corporation (GM) accounting for 35% of our SCS total revenue and 18% of our SCS operating revenue. The loss of any of these customers or a significant reduction in the services provided to any of these customers, particularly GM, could impact our domestic and international operations and adversely affect our SCS financial results. While we continue to focus our efforts on diversifying our customer base both outside and within the automotive industry, we may not be successful in doing so in the short term.
      In addition, the revenue derived from our SCS customers is dependent in large part on their production and sales volumes, which are impacted by economic conditions and customer spending and preferences. Production volumes in the automotive industry are sensitive to consumer demand as well as employee and labor relations. Declines in sales volumes could result in production cutbacks and unplanned plant shutdowns. To the extent that the market share of any of our largest SCS customers deteriorates, or their sales or production volumes otherwise decline, our revenues and profitability could be adversely affected.
      We are also subject to credit risk associated with the concentration of our accounts receivable from our SCS customers. Certain of our automotive customers have or are currently facing financial difficulties. If one or more of these customers were to become bankrupt, insolvent or otherwise were unable to pay for the services provided by us, our operating results and financial condition could be adversely affected.
Our profitability could be negatively impacted by downward pricing pressure from certain of our SCS customers.
      Given the nature of our services and the competitive environment in which we operate, our largest SCS customers exert downward pricing pressure and often require modifications to our standard commercial terms. While we believe our ongoing cost reduction initiatives have helped mitigate the effect of price reduction pressures from our SCS customers, there is no assurance that we will be able to maintain or improve our current levels of profitability.

      Substantially all of our SCS services are provided under contractual arrangements with our customers. Under most of these contracts, all or a portion of our pricing is based on certain assumptions regarding the scope of services, production volumes, operational efficiencies, the mix of fixed versus variable costs, productivity and other factors. If, as a result of subsequent changes in our customers’ business needs or operations or market forces that are outside of our control, these assumptions prove to be invalid, we could have lower margins than anticipated. Although certain of our contracts provide for renegotiation upon a material change, there is no assurance that we will be successful in obtaining the necessary price adjustments.
We may face difficulties in attracting and retaining drivers.
      We hire drivers primarily for our DCC and SCS business segments. There is significant competition for qualified drivers in the transportation industry. As a result of driver shortages, we could be required to increase driver compensation, let trucks sit idle, utilize lower quality drivers or face difficulty meeting customer demands, all of which could adversely affect our growth and profitability.
In order to serve our customers globally, we must continue to expand our international operations, which may result in additional risks.
      We are committed to meeting our customers’ global needs by continuing to grow our international operations in Canada, Europe, Asia and Latin America and by entering into new markets such as China. Our international operations, particularly in Latin America and Asia, are subject to adverse developments in foreign political, governmental and economic conditions, varying competitive factors, foreign currency fluctuations, potential difficulties in identifying and retaining qualified managers and personnel, potential adverse tax consequences and difficulties in protecting intellectual property rights. These factors may have a significant effect on our ability to profitably grow our international operations or retain existing customers that require global expansion. In addition, entry into new international markets requires considerable management time as well as start-up expenses for market development, staffing and establishing office facilities before any significant revenue is generated. As a result, initial operations in a new market may operate at low margins or may be unprofitable.
We operate in a highly competitive industry and our business may suffer if we are unable to adequately address potential downward pricing pressures and other competitive factors.
      Numerous competitive factors could impair our ability to maintain our current profitability. These factors include the following:

•	we compete with many other transportation and logistics service providers, some of which have greater capital resources than we do;

•	some of our competitors periodically reduce their prices to gain business, which may limit our ability to maintain or increase prices;

•	because cost of capital is a significant competitive factor, any increase in either our debt or equity cost of capital as a result of reductions in our debt rating or stock price volatility could have a significant impact on our competitive position;

•	advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments; and

•	competition from logistics and freight brokerage companies that do not operate trucking fleets may adversely affect our customer relationships and prices.

We operate in a highly regulated industry, and costs of compliance with, or liability for violation of, existing or future regulations could significantly increase our costs of doing business.
      Our business is subject to regulation by various federal, state and foreign governmental entities. Specifically, the U.S. Department of Transportation and various state and federal agencies exercise broad powers over our motor carrier operations, safety, and the generation, handling, storage, treatment and disposal of waste materials. We may also become subject to new or more restrictive regulations imposed by the Department of Transportation, the Occupational Safety and Health Administration, the Environmental Protection Agency or other authorities, relating to the hours of service that our drivers may provide in any one-time period, security and other matters. Compliance with these regulations could substantially impair equipment productivity and increase our costs.
      New regulations governing exhaust emissions could adversely impact our business. The Environmental Protection Agency has issued regulations that require progressive reductions in exhaust emissions from certain diesel engines through 2007. Emissions standards require reductions in the sulfur content of diesel fuel beginning in June 2006 and the introduction of emissions after-treatment devices on newly-manufactured engines and vehicles utilizing engines built after January 1, 2007. Each of these requirements could result in higher prices for tractors, diesel engines and fuel, which are passed on to our customers, as well as higher maintenance costs and uncertainty as to reliability, all of which could, over time, increase our costs and adversely affect our business and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
      There were no unresolved Commission staff comments at December 31, 2005.
ITEM 2. PROPERTIES
      Our properties consist primarily of vehicle maintenance and repair facilities, warehouses and other real estate and improvements.
      We maintain 756 FMS locations in the United States, Puerto Rico and Canada; we own approximately 405 of these facilities and lease the remaining facilities. Our FMS locations generally include a repair shop, rental counter, fuel service island and administrative offices.
      Additionally we manage 185 on-site maintenance facilities, located at customer locations.
      We also maintain 130 locations in the United States and Canada in connection with our domestic SCS and DCC businesses. Almost all of our SCS locations are leased and generally include a warehouse and administrative offices.
      We maintain 75 international locations (locations outside of the United States and Canada) for our international businesses. These locations are in the U.K., Ireland, Germany, Poland, Mexico, Argentina, Brazil, Chile, China, Malaysia and Singapore. The majority of these locations are leased and generally include a repair shop, warehouse and administrative offices.
      In April 2005, we moved our corporate headquarters facility into a new, leased 250,000 square-foot building, which is located within a few miles of Ryder’s previous facility in Miami, Florida. Our new facility serves as a more cost-effective and efficient office space that reflects the business requirements of Ryder today and in the future.
ITEM 3. LEGAL PROCEEDINGS
      Our subsidiaries are involved in various claims, lawsuits and administrative actions arising in the course of our businesses. Some involve claims for substantial amounts of money and (or) claims for punitive damages. While any proceeding or litigation has an element of uncertainty, management believes that the disposition of such matters, in the aggregate, will not have a material impact on our consolidated financial condition, results of operations or liquidity.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      There were no matters submitted to a vote of our security holders during the quarter ended December 31, 2005.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Ryder Common Stock Prices

	Stock Price		Dividends per
			Common
	High	Low	Share

2005
First quarter	$47.82	41.29	0.16
Second quarter	42.37	34.52	0.16
Third quarter	39.93	32.00	0.16
Fourth quarter	44.75	32.21	0.16
2004
First quarter	$38.99	33.61	0.15
Second quarter	40.93	35.13	0.15
Third quarter	47.14	37.92	0.15
Fourth quarter	55.55	46.21	0.15
      Our common shares are listed on the New York Stock Exchange under the trading symbol “R.” At January 31, 2006, there were 11,357 common stockholders of record and our stock price on the New York Stock Exchange was $44.70.

Purchases of Equity Securities
      The following table provides information with respect to purchases we made of our common stock during the three months ended December 31, 2005 and total repurchases:

			Total Number of		Approximate
			Shares Purchased as	Maximum Number	Dollar Value
	Total Number	Average Price	Part of Publicly	of Shares That May	That May Yet Be
	of Shares	Paid per	Announced	Yet Be Purchased	Purchased Under
	Purchased(1),(2),(3)	Share	Program(1),(2)	Under the Program(2)	the Program(1)

October 1 through October 31, 2005	79,218	$33.80	69,073	—	$ NA
November 1 through November 30, 2005	1,366,240	41.54	1,364,300	NA	118,345,534
December 1 through December 31, 2005	1,362,231	41.72	1,260,000	NA	65,814,514

Total	2,807,689	$41.41	2,693,373

(1)	In October 2005, our Board of Directors authorized a $175 million share repurchase program over a period not to exceed two years. The share repurchase program replaces all unused repurchase authority remaining under the share repurchase plan approved by the Board of Directors in July 2004. The new program provides more flexibility than the previous program, which was limited to mitigating the dilutive impact of shares issued under our various employee stock option and stock purchase plans. Management established a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the repurchase program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. Under the program, we have purchased in open-market transactions a total of 2,624,300 shares of our common stock at December 31, 2005, a portion of which was purchased through a 10b5-1 trading plan.

(2)	In July 2004, we announced a two-year share repurchase program providing for the repurchase of up to 3.5 million shares of our common stock. During the three months ended December 31, 2005, we purchased an aggregate of 69,073 shares of our common stock as part of the July 2004 program. Under the July 2004 program, which was replaced in October 2005, we purchased in open-market transactions a total of 2,388,970 shares of our common stock a portion of which was purchased through a 10b5-1 trading plan.

(3)	During the three months ended December 31, 2005, we purchased an aggregate of 2,693,373 shares of our common stock as part of our share repurchase programs and an aggregate of 114,316 shares of our common stock in employee-related transactions outside of the share repurchase program. Employee-related transactions include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ withholding tax liability associated with our share-based compensation plans and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our common stock, one of the investment options available under the plan.

ITEM 6. SELECTED FINANCIAL DATA

	Years ended December 31

	2005	2004	2003	2002	2001

	(Dollars in thousands, except per share amounts)
Operating Data:
Revenue	$5,740,847	5,150,278	4,802,294	4,776,265	5,006,123
Earnings from continuing operations(1)	$227,628	215,609	135,559	112,565	18,678
Net earnings(1),(2)	$226,929	215,609	131,436	93,666	18,678

Per Common Share Data:
Earnings from continuing operations — Basic (1)	$3.57	3.35	2.15	1.83	0.31
Net earnings — Basic(1),(2)	$3.56	3.35	2.09	1.52	0.31
Earnings from continuing operations — Diluted (1)	$3.53	3.28	2.12	1.80	0.31
Net earnings — Diluted(1),(2)	$3.52	3.28	2.06	1.50	0.31
Cash dividends	$0.64	0.60	0.60	0.60	0.60
Book value(3)	$24.69	23.48	20.85	17.75	20.24

Financial Data:
Total assets	$6,033,264	5,683,164	5,323,265	4,789,393	4,948,166
Average assets(4)	$5,922,758	5,496,429	4,989,565	4,866,515	5,173,175
Return on average assets(%)(4)	3.8	3.9	2.6	1.9	0.4
Average asset turnover(%)(4)	96.9	93.7	96.2	98.1	96.8
Total debt	$2,185,366	1,783,216	1,815,900	1,551,468	1,708,684
Long-term debt	$1,915,928	1,393,666	1,449,489	1,389,099	1,391,597
Shareholders’ equity(3)	$1,527,456	1,510,188	1,344,385	1,108,215	1,230,669
Debt to equity(%)(3)	143	118	135	140	139
Average shareholders’ equity(3),(4)	$1,554,718	1,412,039	1,193,850	1,246,068	1,242,543
Return on average shareholders’ equity(%) (3),(4)	14.6	15.3	11.0	7.5	1.5
Net cash provided by operating activities	$779,062	866,849	803,613	616,683	365,302
Capital expenditures paid	$1,399,379	1,092,158	734,509	582,226	704,418

Other Data:
Average common shares — Basic (in thousands)	63,758	64,280	62,954	61,571	60,083
Average common shares — Diluted (in thousands)	64,560	65,671	63,871	62,587	60,665
Number of vehicles — Owned and leased	162,300	164,400	160,200	161,400	170,100
Number of employees	27,800	26,300	26,700	27,800	29,500

Note:	Certain prior year amounts have been reclassified to conform to the current year presentation.

(1)	Results included restructuring and other charges (recoveries), net of $2 million after-tax, or $0.03 per diluted common share in 2005, $(11) million after-tax, or $(0.17) per diluted common share in 2004, $2 million after-tax, or $0.04 per diluted common share in 2002 and $81 million after-tax, or $1.34 per diluted common share in 2001. Results also included goodwill and intangible amortization totaling $12 million after-tax, or $0.19 per diluted common share in 2001. In addition, results included an income tax benefit of $8 million, or $0.12 per diluted common share in 2005 related to a change in Ohio income tax law, net income tax benefit of $9 million, or $0.14 per diluted common share in 2004, associated with developments in various tax matters and $7 million, or $0.11 per diluted common share in 2001, as a result of a change in Canadian tax law that reduced deferred taxes of our Canadian operations.

(2)	Net earnings for 2005 included (i) income from discontinued operations associated with the reduction of insurance reserves related to discontinued operations resulting in an after-tax benefit of $2 million, or $0.03 per diluted common share, and (ii) the cumulative effect of a change in accounting principle for costs associated with the future removal of underground storage tanks resulting in an after-tax charge of $2 million, or $0.04 per diluted common share. Net earnings for 2003 included the cumulative effect of a change in accounting principle for (i) variable interest entities resulting in an after-tax charge of $3 million, or $0.05 per diluted common share, and (ii) costs associated with eventual retirement of long-lived assets related primarily to components of revenue earning equipment resulting in an after-tax charge of $1 million, or $0.02 per diluted common share. Net earnings for 2002 included the cumulative effect of a change in accounting principle for goodwill resulting in an after-tax charge of $19 million, or $0.30 per diluted common share.

(3)	Shareholders’ equity at December 31, 2005, 2004, 2003, 2002 and 2001 reflected after-tax equity charges of $221 million, $189 million, $187 million, $229 million and $1 million, respectively, related to the accrual of additional minimum pension liability.

(4)	Amounts were computed using quarterly information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our consolidated financial statements and related notes contained in Item 8 of this report on Form 10-K.
OVERVIEW
      Ryder System, Inc. (Ryder), is a global leader in transportation and supply chain management solutions. Our business is divided into three business segments, which operate in extremely competitive markets. Our customers select us based on numerous factors including service quality, price, technology and service offerings. As an alternative to using our services, customers may also choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors. Our customer base includes enterprises operating in a variety of industries including automotive, electronics, high-tech, telecommunications, industrial, consumer goods, paper and paper products, office equipment, food and beverage, general retail industries, and governments.
      The Fleet Management Solutions (FMS) business segment is our largest segment providing full service leasing, contract maintenance, contract-related maintenance, and commercial rental of trucks, tractors and trailers to customers in the U.S., Canada and the U.K. FMS revenue and assets in 2005 were $3.56 billion and $5.45 billion, respectively, representing 62% of our consolidated revenue and 90% of consolidated assets.
      The Supply Chain Solutions (SCS) business segment provides comprehensive supply chain consulting and lead logistics management solutions throughout North America and in Latin America, Europe and Asia. SCS revenue in 2005 was $1.64 billion, representing 29% of our consolidated revenue.
      The Dedicated Contract Carriage (DCC) business segment provides vehicles and drivers as part of a dedicated transportation solution in North America. DCC revenue in 2005 was $543 million, representing 9% of our consolidated revenue.
      As discussed in more detail throughout our MD&A, during 2005:

•	Our total revenue was $5.74 billion, up 11% from $5.15 billion in 2004.

•	All business segments contributed to the total revenue growth. The growth in FMS revenue was driven by increased fuel services revenue primarily as a result of higher average fuel prices and better rental revenue due to stronger pricing. The growth in SCS revenue was driven primarily by increased volumes of managed subcontracted transportation as well as new and expanded business in all industry groups. The growth in DCC revenue was driven by new and expanded business, and pricing increases associated with higher fuel costs. Comparisons for 2005 were also impacted by favorable movements in foreign currency exchange rates related to our international operations.

•	Earnings from continuing operations were $228 million compared with $216 million in 2004 while earnings per diluted common share from continuing operations increased to $3.53 from $3.28 in 2004.

o	Earnings for 2005 included an income tax benefit of $8 million, or $0.12 per diluted common share, related to a change in Ohio income tax law.

o	Earnings for 2004 included a net income tax benefit of $9 million, or $0.14 per diluted common share, associated with the resolution of various federal tax matters related to audits from 1995 to 2000, and after-tax gains on the sale of our headquarters complex of $15 million, or $0.23 per diluted common share.

Excluding the non-operating items listed above, comparable earnings from continuing operations were $220 million, up 15% from $191 million in 2004. Comparable earnings per diluted common share from continuing operations were $3.41, up 17% from $2.91 in 2004.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

•	Net earnings were $227 million, up 5% from $216 million in 2004.

o	Net earnings for 2005 included (i) income from discontinued operations associated with the reduction of insurance reserves related to discontinued operations resulting in an after-tax benefit of $2 million, or $0.03 per diluted common share, and (ii) the cumulative effect of a change in accounting principle for costs associated with the future removal of underground storage tanks resulting in an after-tax charge of $2 million, or $0.04 per diluted common share.

•	All business segments contributed to the strong results. The earnings growth was driven primarily by improved FMS commercial rental performance, higher gains on FMS used vehicle sales and reductions in operating expenses resulting from ongoing cost reduction activities and process improvement actions across all business segments.

•	Capital expenditures increased to $1.41 billion compared with $1.16 billion in 2004. The increase in capital spending reflects higher vehicle replacements primarily related to the FMS lease product line.

•	Our debt to equity ratio increased to 143% from 118% in 2004. Total obligations (including off-balance sheet debt) to equity ratio increased to 151% from 129% in 2004. The increases in leverage ratios were driven by our increased funding requirements as a result of higher vehicle capital spending, higher income tax payments and stock repurchases.

•	We repurchased a total of 3.7 million shares of common stock in 2005 for $152 million. We also increased our annual dividend by 7% to $0.64 per share.
      Over the past several years we have made significant transformations in our business, addressing many of the fundamental business processes throughout the organization. From 2000 to 2003, we reduced our cost structure and strengthened our balance sheet in order to deliver long-term results to our shareholders and also to make Ryder more competitive in the marketplace. During 2004, we were successful in growing revenue in our transactional businesses and through strategic acquisitions in our FMS business. During 2005, we continued this transformation by demonstrating profitable growth in each of our three business segments and realizing record earnings for the second consecutive year. In 2006, targeted plans for driving growth across all product lines while continuing to demonstrate earnings leverage include:

•	focus on strong customer retention and new business development;

•	accelerate growth in FMS full service lease and contract maintenance product lines;

•	continue growth in SCS, DCC and FMS commercial rental product lines;

•	continue emphasis on prudent capital allocation — manage capital over replacement cycle;

•	utilize balance sheet capacity to replenish fleet and support growth objectives; and

•	sustain focus on cost management and process improvements, while investing in sales and operational capabilities.
ITEMS AFFECTING COMPARABILITY BETWEEN PERIODS

Accounting Changes
      As discussed in Note 2, “Accounting Changes,” in the Notes to Consolidated Financial Statements, effective December 31, 2005, Ryder adopted Financial Accounting Standards Board’s Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations.” The adoption of FIN 47 required us to record an asset retirement obligation related to the future removal of underground storage tanks located at our maintenance facilities. We recognized a cumulative effect charge upon adoption of

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
$2 million on an after-tax basis, or $0.04 per diluted common share. We do not expect the adoption of this standard to significantly impact future results.
      As discussed in Note 1, “Summary of Significant Accounting Policies — Consolidation of Variable Interest Entities,” in the Notes to Consolidated Financial Statements, effective July 1, 2003, Ryder consolidated three variable interest entities (VIEs) in connection with the adoption of FIN 46, “Consolidation of Variable Interest Entities,” (as revised by FIN 46-R issued December 2003). The consolidated VIEs were established as part of previous sale-leaseback transactions of revenue earning equipment in which Ryder sold revenue earning equipment to special-purpose entities and then leased the revenue earning equipment back as lessee under operating lease arrangements. In connection with the sale-leaseback transactions executed in the form of vehicle securitizations and a synthetic leasing arrangement, we provided credit enhancements and residual value guarantees that obligated Ryder to absorb the majority of the expected losses from such entities, if any are realized. Therefore, FIN 46 required that these entities be consolidated. The consolidation of the VIEs did not have a significant impact on our consolidated net earnings; however, reported depreciation expense, equipment rental and interest expense were impacted by the consolidation of the VIEs. In addition, both net cash provided by operating activities and our free cash flow measure increased beginning July 2003 due to the add-back of depreciation expense on the VIEs’ revenue earning equipment and net cash used in financing activities also increased due to principal payments on VIEs’ debt. We recognized a cumulative effect charge upon adoption of $3 million on an after-tax basis, or $0.05 per diluted common share.

FMS Acquisitions
      On March 1, 2004, we completed an asset purchase agreement with Ruan Leasing Company (Ruan) under which we acquired Ruan’s fleet of approximately 6,400 vehicles, 37 of its 111 service locations and more than 500 customers. Ryder also acquired full service contract maintenance agreements covering approximately 1,700 vehicles. Effective December 31, 2003, we also acquired substantially all the assets of General Car and Truck Leasing System (General), a major privately held commercial truck leasing, maintenance and rental company, including General’s fleet of approximately 4,200 vehicles, 15 of its 34 service locations and more than 700 customers. The combined networks operate under Ryder’s name and have allowed us to leverage our existing U.S. infrastructure in key markets while adding new infrastructure to strengthen our presence in targeted areas of the Midwest, Southeast, Mid-Atlantic and Southwest. The results of these acquisitions have been included in the consolidated results of Ryder since the dates of acquisitions.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
CONSOLIDATED RESULTS

	Years ended December 31			Change

				2005/	2004/
	2005	2004	2003	2004	2003

	(In thousands, except
	per share amounts)
Earnings from continuing operations before income taxes	$357,088	331,122	212,475	8%	56
Provision for income taxes(1)	129,460	115,513	76,916	12	50

Earnings from continuing operations(1),(2)	$227,628	215,609	135,559	6%	59

Per diluted common share	$3.53	3.28	2.12	8%	55

Net earnings(1),(2),(3)	$226,929	215,609	131,436	5%	64

Per diluted common share	$3.52	3.28	2.06	7%	59

Weighted-average shares outstanding — Diluted	64,560	65,671	63,871	(2)%	3

(1)	2005 included an income tax benefit of $8 million, or $0.12 per diluted common share, associated with the reduction of deferred income taxes due to the phaseout of income taxes for the State of Ohio. 2004 included an income tax benefit of $9 million, or $0.14 per diluted common share, associated with developments in various tax matters. See Note 13, “Income Taxes,” in the Notes to Consolidated Financial Statements for additional discussion.

(2)	Results included restructuring and other charges (recoveries), net of $2 million after-tax, or $0.03 per diluted common share, in 2005 and $(11) million after-tax, or $(0.17) per diluted common share, in 2004. See Note 5, “Restructuring and Other Charges (Recoveries),” in the Notes to Consolidated Financial Statements for additional discussion.

(3)	Net earnings for 2005 included (i) income from discontinued operations associated with the reduction of insurance reserves related to discontinued operations resulting in an after-tax benefit of $2 million, or $0.03 per diluted common share, and (ii) the cumulative effect of a change in accounting principle for costs associated with the future removal of underground storage tanks resulting in an after-tax charge of $2 million, or $0.04 per diluted common share. Net earnings for 2003 included the cumulative effect of a change in accounting principle for (i) variable interest entities resulting in an after-tax charge of $3 million, or $0.05 per diluted common share, and (ii) costs associated with eventual retirement of long-lived assets primarily relating to components of revenue earning equipment resulting in an after-tax charge of $1 million, or $0.02 per diluted common share.
     Earnings from continuing operations before income taxes increased to $357 million in 2005 compared with $331 million in 2004, reflecting better FMS commercial rental results, higher gains on FMS used vehicle sales and reductions in operating expenses resulting from ongoing cost reduction activities and process improvement actions across all business segments, partially offset by the benefit from gains on the 2004 sale of our headquarters complex of $24 million. All business segments reported improved results. Earnings from continuing operations increased to $228 million in 2005 compared with $216 million in 2004. Earnings from continuing operations in 2005 included an income tax benefit of $8 million, or $0.12 per diluted common share, related to a change in Ohio income tax law. Earnings from continuing operations in 2004 benefited from after-tax gains on the sale of our headquarters complex of $15 million, or $0.23 per diluted common share, and a net income tax benefit of $9 million, or $0.14 per diluted common share, associated with the resolution of various tax matters. Net earnings in 2005 included an after-tax benefit of $2 million, or $0.03 per diluted common share, related to discontinued operations and an after-tax charge of $2 million, or $0.04 per diluted common share, for the cumulative effect of a change in accounting principle related to the adoption of FIN 47.
      Earnings from continuing operations before income taxes in 2004 increased to $331 million compared with $212 million in 2003. The earnings improvement in 2004 compared with 2003 was driven by the gain on sale of our headquarters complex, the positive impact of FMS acquisitions, increased FMS rental

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
pricing and utilization, higher gains on FMS used vehicle sales, lower pension costs, and reductions in operating expenses resulting from cost management and process improvement actions. See “Operating Results by Business Segment” for further discussion of operating results for the past three years.

	Years ended December 31			Change

				2005/	2004/
	2005	2004	2003	2004	2003

	(Dollars in thousands)
Revenue:
Fleet Management Solutions	$3,921,191	3,602,839	3,231,675	9%	11
Supply Chain Solutions	1,637,826	1,354,003	1,362,428	21	(1)
Dedicated Contract Carriage	543,268	506,100	514,731	7	(2)
Eliminations	(361,438)	(312,664)	(306,540)	(16)	(2)

Total	$5,740,847	5,150,278	4,802,294	11%	7

      All business segments reported revenue growth in 2005. Additionally, revenue comparisons for all business segments were favorably impacted by pricing increases associated with higher fuel costs which increased fuel services revenue. FMS revenue was also positively impacted by higher rental revenue resulting from stronger pricing and increased contract-related maintenance revenue from the implementation of growth initiatives. SCS revenue growth was primarily related to increased volumes of managed subcontracted transportation. In addition, SCS and DCC revenue grew in 2005 due to new and expanded business. Revenue comparisons were also impacted by favorable movements in foreign currency exchange rates related to our international operations. Total revenue included a favorable foreign currency exchange impact of 0.9% due primarily to the strengthening of the Canadian dollar and Brazilian real.
      During 2004, FMS revenue was positively impacted by acquisitions and higher rental revenue resulting from a larger fleet, stronger pricing and increased activity. FMS acquisitions contributed approximately $177 million for the year ended December 31, 2004. Revenue comparisons were also impacted by increased FMS fuel services revenue primarily as a result of higher average fuel prices, and favorable movements in foreign currency exchange rates related to our international operations. Total revenue included a favorable foreign currency exchange impact of 1.6% due to the strengthening of the British pound and the Canadian dollar. These increases were partially offset by reduced FMS full service lease revenue in our base U.S. business (excluding acquisitions) and the non-renewal of certain customer contracts in our SCS and DCC business segments.
      Our FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to our SCS and DCC segments. Eliminations relate to inter-segment sales that are accounted for at approximate fair value as if the sales were made to third parties. The increases in eliminations in 2005 and 2004 reflects the pass-through of higher fuel costs from the FMS segment to SCS and DCC.

	Years ended December 31			Change

				2005/	2004/
	2005	2004	2003	2004	2003

	(Dollars in thousands)
Operating expense (exclusive of items shown separately)	$2,572,241	2,305,322	2,039,156	12%	13
Percentage of revenue	45%	45%	42%
      Operating expense grew for 2005 and 2004 principally from higher fuel costs due to higher average fuel prices. Fuel costs are largely a pass-through to customers for which we realize minimal changes in profitability during periods of steady market fuel prices. The overall growth in revenue, excluding fuel, also

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
contributed to the increases in operating expense in 2005 and 2004. For 2004, operating expense was also impacted by higher maintenance costs, resulting from a larger and older vehicle fleet, and added operating costs attributed to the FMS acquisitions.

	Years ended December 31			Change

				2005/	2004/
	2005	2004	2003	2004	2003

	(Dollars in thousands)
Salaries and employee-related costs	$1,262,160	1,233,038	1,242,930	2%	(1)
Percentage of revenue	22%	24%	26%
      Salaries and employee-related costs grew for 2005 compared with 2004 as a result of headcount added to support the growth in our SCS business segment, which was offset slightly by reduced performance-based incentive compensation and lower employee benefit costs. Average headcount increased 2% in 2005 compared with 2004. The number of employees at December 31, 2005 increased 6% to approximately 27,800, compared with 26,300 at December 31, 2004, primarily due to the growth in our SCS business segment.
      Pension expense decreased $4 million in 2005 to $59 million compared with 2004 and principally impacted FMS. The decrease in pension expense reflects the positive impact of higher actual pension asset returns in 2004. We expect pension expense on a pre-tax basis to increase approximately $9 million to $68 million in 2006. Our 2006 pension expense estimates are subject to change based upon the completion of actuarial analysis for all pension plans. See the section titled “Critical Accounting Estimates — Pension Plans” for further discussion on pension accounting estimates. The anticipated increase in pension expense would primarily impact our FMS business segment.
      Salaries and employee-related costs decreased in 2004 compared with 2003 as a result of lower pension expense and lower headcount in our SCS and DCC business segments caused by the non-renewal of certain contracts, offset in part by higher performance-based incentive compensation. Average headcount decreased 1% in 2004 compared with 2003.

	Years ended December 31			Change

				2005/	2004/
	2005	2004	2003	2004	2003

	(Dollars in thousands)
Subcontracted transportation	$638,319	424,991	414,284	50%	3
Percentage of revenue	11%	8%	9%
      Subcontracted transportation represents freight management costs on logistics contracts for which we purchase transportation from third parties. During 2005, subcontracted transportation expense in our SCS business segment grew due to increased volumes of freight management activity from new and expanded business and higher average pricing on subcontracted freight costs, resulting from increased fuel costs. Subcontracted transportation expense increased in 2004 compared with 2003 principally as a result of added transportation management-based business and higher average pricing on subcontracted freight costs resulting from increased fuel costs.

	Years ended December 31			Change

				2005/	2004/
	2005	2004	2003	2004	2003

	(Dollars in thousands)
Depreciation expense	$740,415	706,028	624,580	5%	13
Gains on vehicle sales, net	(47,098)	(34,504)	(15,780)	37	119
Equipment rental	102,816	108,468	200,868	(5)	(46)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
      Depreciation expense relates primarily to FMS revenue earning equipment. The growth in depreciation expense during 2005 is due to higher vehicle replacement activity within our truck and tractor fleets as well as the conversion of leased vehicles to owned status, partially offset by a decline in our average trailer fleet size. The growth in depreciation expense during 2004 reflected the consolidation of VIEs effective July 1, 2003 (approximately $40 million), the impact of vehicles added as part of the FMS acquisitions, the conversion of leased units to owned status as a result of lease extensions and the replacement of expiring leased units with owned units.
      The improvements in gains on vehicle sales in 2005 and 2004 were due to an increase in the number of units sold combined with improved average pricing on vehicles sold over the preceding periods.
      We periodically review and adjust residual values, reserves for guaranteed lease termination values and useful lives of revenue earning equipment based on current and expected operating trends and projected realizable values. See the section titled “Critical Accounting Estimates — Depreciation and Residual Value Guarantees” for further discussion. While we believe that the carrying values and estimated sales proceeds for revenue earning equipment are appropriate, there can be no assurance that a deterioration in economic conditions or adverse changes to expectations of future sales proceeds will not occur, resulting in losses on sales.
      Equipment rental primarily consists of rental costs on revenue earning equipment in FMS. The decrease in equipment rental in 2005 from 2004 is due to a reduction in the average number of leased vehicles when compared with 2004. The significant decrease in 2004 compared with 2003 was due to a reduction in the average number of leased vehicles (compared with owned) resulting from the consolidation of VIEs effective July 1, 2003 (approximately $50 million), the conversion of leased units to owned status as a result of lease extensions and the replacement of expiring leased units with owned units.

	Years ended December 31			Change

				2005/	2004/
	2005	2004	2003	2004	2003

	(Dollars in thousands)
Interest expense	$120,474	100,114	96,169	20%	4
Effective interest rate	5.6%	5.5%	5.8%
      Interest expense grew in 2005 reflecting higher average debt levels, resulting from increased capital spending, income tax payments and share repurchases. The growth in interest expense in 2004 over 2003 reflects higher average debt levels, including debt of consolidated VIEs. Excluding interest expense from consolidated VIEs, comparisons for 2004 were favorably impacted by overall lower market interest rates and reduced effective interest rates as a result of hedging transactions, which principally benefited FMS.

	Years ended December 31			Change

				2005/	2004/
	2005	2004	2003	2004	2003

	(Dollars in thousands)
Miscellaneous income, net	$(8,944)	(6,625)	(12,158)	35%	(46)
      Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income and other non-operating items. Prior to the consolidation of VIEs effective July 1, 2003, miscellaneous income, net also included servicing fee income for administrative services provided to vehicle lease trusts in connection with vehicle securitization transactions. Miscellaneous income, net increased in 2005 compared with 2004 due to the one-time recovery of $3 million for project costs incurred in prior years and better market performance of investments classified as trading securities used to fund certain benefit plans. Miscellaneous income, net decreased in 2004 compared with 2003 because of

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
the elimination of servicing fee income related to certain VIEs. As a result of consolidating the vehicle securitization trusts, we no longer recognize service fee income.

	Years ended December 31

	2005	2004	2003

	(Dollars in thousands)
Restructuring and other charges (recoveries), net	$3,376	(17,676)	(230)

2005 Activity
      During 2005, Ryder recorded net restructuring and other charges of $3 million that consisted of employee severance and benefits, contract termination costs, and closure of leased facilities partially offset by reversals of prior year severance and employee-related accruals. The majority of these charges were recorded during the fourth quarter and related primarily to the restructuring of our U.K. operations, and the offshoring of some administrative finance and support functions that will allow for future cost savings. We expect to realize annual pre-tax cost savings of approximately $7 million from the 2005 fourth quarter actions, which are expected to be completed in the second half of 2006.
      During 2005, Ryder approved a plan to eliminate approximately 160 positions as a result of ongoing cost management and process improvement actions in Ryder’s domestic and international FMS and SCS business segments and Central Support Services (CSS). The charge related to these actions included severance and employee-related costs totaling $3 million. Cost reductions associated with these actions will benefit salaries and employee related costs beginning in the first quarter of 2006. Many of the eliminated positions in our domestic operations were impacted by Ryder’s decision to outsource certain administrative finance functions to lower-cost foreign providers and maximize our technology resources. Transition actions will begin in February 2006 and continue through the remainder of 2006. We also closed two administrative offices in the U.S. as a result of the restructuring of our FMS domestic business operations and recorded a charge for future cash payments related to lease obligations. As part of ongoing cost management and process improvement actions, Ryder management approved and committed to a plan to transition certain outsourced telecommunication services to Ryder employees. Under the terms of the agreement, Ryder was obligated to pay termination costs in the event of termination prior to the expiration date of 2010. In accordance with the terms of the services agreement, Ryder notified the information technology services provider of its intent to terminate the services and recorded charges totaling nearly $1 million for contract termination costs. The transition activities are expected to be completed in the first half of 2006 and cost reductions associated with the termination of these services will benefit operating expenses starting in the latter part of 2006. These charges were partially offset by reversals of prior year severance and employee-related accruals due to refinements in estimates.

2004 Activity
      During 2004, Ryder recorded net restructuring and other recoveries of $18 million that consisted of gains from the sale of the previous headquarters complex and reversals of severance and employee-related accruals partially offset by contract termination costs.
      During 2004, we recognized $24 million in gains from properties sold in connection with the relocation of our headquarters. In May 2004, we completed the sale of our corporate headquarters facility for $39 million in cash and recognized a $22 million gain from the sale. In conjunction with this sale, we entered into a lease agreement with the purchaser to lease back the headquarters facility until we relocated to our new headquarters in April 2005. Also during 2004, we recognized gains totaling $2 million from the sale of properties ancillary to our main headquarters facility. In 2004, as part of ongoing cost containment initiatives, Ryder management approved and committed to a plan to transition certain outsourced information technology infrastructure services to Ryder employees. Under the terms of the agreement, Ryder was obligated to pay termination costs in the event of termination prior to the expiration date of

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
2010. In accordance with the terms of the services agreement, Ryder notified the information technology services provider of its intent to terminate the services and recorded charges totaling $8 million for contract termination ($6 million) and transition costs incurred since termination ($2 million). By December 31, 2004, all transition activities were completed and cost reductions associated with the termination of these services benefited operating expenses starting in 2005.

2003 Activity
      During 2003, Ryder approved a plan to eliminate approximately 140 positions as a result of ongoing cost management and process improvement actions in Ryder’s FMS and SCS business segments and CSS. The charge related to these actions included severance and employee-related costs totaling $6 million. While many of these employees had not been terminated by December 31, 2003, such actions were substantially finalized by March 31, 2004. Estimated annual pre-tax cost savings in salaries and employee-related costs realized from these actions approximate $11 million. These charges were offset by reversals of severance and employee-related accruals totaling $1 million due to refinements in estimates, recovery of $4 million from the settlement of a commercial dispute pertaining to prior billings with an information technology vendor and gains of $1 million on sales of owned facilities identified for closure in prior restructuring charges.
      See Note 5, “Restructuring and Other Charges (Recoveries),” in the Notes to Consolidated Financial Statements for further discussion.

	Years ended December 31			Change

				2005/	2004/
	2005	2004	2003	2004	2003

	(Dollars in thousands)
Provision for income taxes	$129,460	115,513	76,916	12%	50
Effective tax rate	36.3%	34.9%	36.2%
      The 2005 effective tax rate includes a tax benefit of $8 million associated with the State of Ohio enacted tax legislation, which phases out the Ohio corporate franchise (income) tax and phases in a new gross receipts tax called the Commercial Activity Tax (CAT) over a five-year period. While the corporate franchise (income) tax was generally based on federal taxable income, the CAT is based on current year sales and rentals in Ohio. As required by Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” the elimination of Ohio’s corporate franchise (income) tax over the next five years resulted in a favorable adjustment to deferred income taxes.
      The 2004 effective tax rate includes a net tax benefit of $9 million associated with the completion of the audit of our federal income tax returns for the 1995 to 1997 period, partially offset by provisions made for loss contingencies related to the 1998 through 2000 period. See Note 13, “Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
OPERATING RESULTS BY BUSINESS SEGMENT

	Years ended December 31			Change

				2005/	2004/
	2005	2004	2003	2004	2003

	(Dollars in thousands)
Revenue:
Fleet Management Solutions	$3,921,191	3,602,839	3,231,675	9%	11
Supply Chain Solutions	1,637,826	1,354,003	1,362,428	21	(1)
Dedicated Contract Carriage	543,268	506,100	514,731	7	(2)
Eliminations	(361,438)	(312,664)	(306,540)	(16)	(2)

Total	$5,740,847	5,150,278	4,802,294	11%	7

NBT:
Fleet Management Solutions	$354,354	312,706	194,940	13%	60
Supply Chain Solutions	39,392	37,079	40,064	6	(7)
Dedicated Contract Carriage	35,129	29,450	35,259	19	(16)
Eliminations	(32,660)	(32,728)	(33,586)	—	3

	396,215	346,507	236,677	14	46
Unallocated Central Support Services	(35,751)	(33,061)	(24,432)	(8)	(35)
Restructuring and other (charges) recoveries, net	(3,376)	17,676	230	NM	NM

Earnings from continuing operations before income taxes	$357,088	331,122	212,475	8%	56

      We define the primary measurement of our segment financial performance as “Net Before Tax” (NBT), which includes an allocation of CSS and excludes restructuring and other (charges) recoveries, net. CSS represents those costs incurred to support all of our business segments, including sales and marketing, human resources, finance, corporate services, information technology, health and safety, legal and corporate communications. The objective of the NBT measurement is to provide clarity on the profitability of each of our business segments and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs.
      Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included within the unallocated overhead remaining within CSS are the costs for investor relations, corporate communications, public affairs and certain executive compensation. See Note 26, “Segment Reporting,” in the Notes to Consolidated Financial Statements for a description of how the remainder of CSS costs is allocated to the business segments.
      Our FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to our SCS and DCC segments. Inter-segment revenue and NBT are accounted for at approximate fair value as if the transactions were made with third parties. NBT related to inter-segment equipment and services billed to customers (equipment contribution) is included in both FMS and the business segment which served the customer, and then eliminated (presented as “Eliminations”).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
      The following table sets forth equipment contribution included in NBT for our SCS and DCC segments:

	Years ended December 31

	2005	2004	2003

	(Dollars in thousands)
Equipment Contribution:
Supply Chain Solutions	$15,860	14,971	15,319
Dedicated Contract Carriage	16,800	17,757	18,267

Total	$32,660	32,728	33,586

      Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

Fleet Management Solutions

	Years ended December 31			Change

				2005/		2004/
	2005	2004	2003	2004		2003

	(Dollars in thousands)
Full service lease	$1,785,606	1,766,675	1,668,998	1%		6
Contract maintenance	134,492	136,327	142,602	(1)		(4)
Contract-related maintenance	194,660	178,049	162,898	9		9
Commercial rental	686,343	649,847	540,691	6		20
Other	63,830	69,743	75,759	(8)		(8)

Operating revenue(1)	2,864,931	2,800,641	2,590,948	2		8
Fuel services revenue	1,056,260	802,198	640,727	32		25

Total revenue	$3,921,191	3,602,839	3,231,675	9%		11

Segment NBT	$354,354	312,706	194,940	13%		60

Segment NBT as a % of total revenue	9.0%	8.7%	6.0%	30	bps	270	bps

Segment NBT as a % of operating revenue(1)	12.4%	11.2%	7.5%	120	bps	370	bps

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our FMS business segment and as a measure of sales activity. Fuel services revenue, which is directly impacted by fluctuations in market fuel prices, is excluded from our operating revenue computation as fuel is largely a pass-through to customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs.

2005 versus 2004
      Total revenue grew in 2005 reflecting higher fuel services revenue as a result of higher average fuel prices. Operating revenue for 2005 increased as a result of higher commercial rental and contract-related maintenance revenue and the impact of acquisitions. FMS acquisitions contributed approximately $21 million of total additional revenue in 2005. FMS total revenue and operating revenue comparisons for 2005 also benefited from favorable foreign currency exchange rates. FMS total revenue included a favorable foreign currency exchange impact of 0.6%.
      Full service lease revenue increased in 2005 primarily from the acquisition completed in March 2004 and growth in Canada as a result of favorable foreign currency exchange rates and higher volumes. These increases were partially offset by reduced full service lease revenue in our base U.S. business (excluding

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
acquisitions) in the first half of 2005. Our U.S. business showed improved revenue growth trends in the second half of 2005 as a result of positive net sales. In 2006, we expect growth in full service lease revenue due to recent sales activity and improving retention results. During the fourth quarter of 2005, we also restructured our FMS operations to better service customers and drive future growth in full service lease.
      Contract maintenance revenue decreased as a result of lost business. Contract-related maintenance revenue, which generally represents ancillary services supporting core product lines, benefited from ongoing initiatives aimed at growing these service offerings.
      Commercial rental revenue increased as a result of stronger pricing and revenue contributions attributed to the acquisition completed in March 2004. We expect commercial rental revenue comparisons to continue to improve in 2006 based on improved pricing discipline. The following table provides rental statistics for the U.S. fleet, which generates approximately 85% of total commercial rental revenue:

	Years ended December 31			Change

				2005/		2004/
	2005	2004	2003	2004		2003

	(Dollars in thousands)
Non-lease customer rental revenue	$296,435	292,241	252,968	1%		16

Lease customer rental revenue(1)	$284,187	257,828	206,653	10%		25

Average commercial rental fleet size(2)	36,500	36,000	32,800	1%		10

Average commercial rental power fleet size (2),(3)	26,100	25,000	22,900	4%		9

Commercial rental utilization	74.6%	76.9%	72.1%	(230)	bps	480	bps

(1)	Lease customer rental revenue is revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.

(2)	Number of units rounded to nearest hundred.

(3)	Fleet size excluding trailers.
     FMS NBT grew $42 million in 2005 as a result of improved commercial rental results from higher pricing, higher gains on disposal of used vehicles resulting from stronger volume and pricing, and lower overhead costs, including performance-based incentive compensation.

2004 versus 2003
      Total revenue grew in 2004 reflecting higher fuel services revenue as a result of higher average fuel prices and higher volumes attributed to acquisitions. FMS acquisitions contributed approximately $177 million of revenue in 2004. FMS total revenue and operating revenue comparisons for 2004 also benefited from favorable foreign currency exchange rates. FMS total revenue included a favorable foreign currency exchange impact of 1.6%.
      Full service lease revenue increased in 2004 primarily from acquisitions that added approximately 7,000 vehicles to our lease fleet. Comparisons were also favorably impacted by higher revenue in Canada and the U.K. as a result of favorable foreign currency exchange rates and higher volumes. These increases were partially offset by reduced full service lease revenue in our base U.S. business (excluding acquisitions) as a result of weak leasing demand in 2003 and flat net sales in 2004.
      Contract maintenance revenue decreased as a result of lost business. Contract-related maintenance revenue increased due to initiatives implemented to drive growth in these service offerings. Commercial rental revenue increased as a result of higher rental pricing and utilization in each of our markets and a

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
larger fleet size. Commercial rental revenue in 2004 also benefited from revenue contributions attributed to acquisitions.
      FMS NBT grew $118 million in 2004 as a result of the acquisitions that allowed us to leverage our existing infrastructure, improved commercial rental results from higher rental pricing and utilization, higher gains on disposal of used revenue earning equipment from stronger pricing and volume, and lower pension costs. The impact of these items was partially offset by lower full service lease and contract maintenance revenue in our base business (excluding acquired contracts).
      Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):

	Years ended December 31			Change

				2005/	2004/
Number of Units	2005	2004	2003	2004	2003

End of period count
By type:
Trucks	63,200	63,700	62,400	(1)%	2
Tractors	52,700	51,700	48,900	2	6
Trailers	40,600	43,100	43,200	(6)	—
Other	5,800	5,900	5,700	(2)	4

Total	162,300	164,400	160,200	(1)%	3

By product line:
Full service lease	118,400	119,700	118,900	(1)%	1
Commercial rental	40,500	41,700	38,500	(3)	8
Service and other vehicles	3,400	3,000	2,800	13	7

Total	162,300	164,400	160,200	(1)%	3

Owned(1)	156,500	157,000	150,200	—%	5
Leased	5,800	7,400	10,000	(22)	(26)

Total	162,300	164,400	160,200	(1)%	3

Full year average	164,900	164,300	160,000	—%	3

Customer vehicles under contract maintenance (end of period)	26,400	28,500	29,000	(7)%	(2)

(1)	Effective March 1, 2004, approximately 6,400 units were added to the fleet as part of the Ruan acquisition.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
     The totals in the table above include the following non-revenue earning equipment for the U.S. fleet (number of units rounded to the nearest hundred):

	December 31

Number of Units	2005	2004	Change

Not yet earning revenue (NYE)	1,700	1,900	(11)%
No longer earning revenue (NLE):
Units held for sale	4,700	4,800	(2)
Other NLE units	2,200	1,600	38

Total(1)	8,600	8,300	4%

(1)	Non-revenue earning equipment for FMS operations outside the U.S. totaled approximately 1,500 vehicles in 2005 and 2004, which are not included above.
     NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NLE units represent vehicles held for sale, as well as vehicles for which no revenue has been earned in the previous 30 days. These vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. In 2005, the total number of NLE units increased due to the higher level of lease vehicle replacement and increased out-servicing activity of rental vehicles. In 2006, we expect the number of NLE units to remain at the current levels.

Supply Chain Solutions

	Years ended December 31			Change

				2005/		2004/
	2005	2004	2003	2004		2003

	(Dollars in thousands)
U.S. operating revenue:
Automotive and industrial	$449,376	425,103	419,655	6%		1
High-tech and consumer industries	252,032	230,030	247,475	10		(7)
Transportation management	24,994	20,331	15,076	23		35

U.S. operating revenue	726,402	675,464	682,206	8		(1)
International operating revenue	289,432	263,227	270,316	10		(3)

Total operating revenue(1)	1,015,834	938,691	952,522	8		(1)
Subcontracted transportation	621,992	415,312	409,906	50		1

Total revenue	$1,637,826	1,354,003	1,362,428	21%		(1)

Segment NBT	$39,392	37,079	40,064	6%		(7)

Segment NBT as a % of total revenue	2.4%	2.7%	2.9%	(30	) bps	(20	) bps

Segment NBT as a % of operating revenue(1)	3.9%	4.0%	4.2%	(10	) bps	(20	) bps

Memo: Fuel costs	$91,976	65,685	57,804	40%		14

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our SCS business segment and as a measure of sales activity. Subcontracted transportation is deducted from total revenue to arrive at our operating revenue computation as subcontracted transportation is largely a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

2005 versus 2004
      SCS total revenue growth in 2005 was primarily due to increased volumes of managed subcontracted transportation. The favorable revenue comparisons for 2005 also reflect new and expanded business in all industry groups, Canada and Latin America. In 2004, total revenue and operating revenue included $7 million associated with an international inventory procurement contract, the terms of which were favorably renegotiated late in the first quarter of 2004 to eliminate inventory risk, that required net revenue reporting on a prospective basis. SCS total revenue and operating revenue also included a favorable foreign currency exchange impact of 2.0% and 1.5%, respectively. Our largest customer, General Motors Corporation, is comprised of multiple contracts in various geographic regions. In 2005, General Motors Corporation accounted for approximately 35% of SCS total revenue and 18% of SCS operating revenue. Based on sales activity to date, we expect revenue improvements to continue over the near term.
      SCS NBT improved $2 million in 2005 as a result of operating revenue growth from new and expanded business and lower overhead spending. These items were partially offset by lower volumes on certain automotive accounts, including the impact of plant shutdowns and launch costs associated with new business and lower margins in our Brazil operations during the first nine months of the year.

2004 versus 2003
      SCS total revenue and operating revenue declined in 2004 due to the non-renewal of certain U.S. and international customer contracts. Additionally, international operating revenue in 2003 included $21 million associated with an inventory procurement contract, the terms of which were favorably renegotiated in the first quarter of 2004 to eliminate inventory risk, that required net revenue reporting on a prospective basis. The unfavorable operating revenue comparisons were partially offset by new contract start-ups and expansions in the U.S., Canada and Latin America and favorable foreign currency exchange rates. Both SCS total revenue and operating revenue included a favorable foreign currency exchange impact of 1.6%. In 2004, General Motors Corporation accounted for approximately 30% of SCS total revenue and 19% of SCS operating revenue.
      SCS NBT declined $3 million in 2004 primarily due to lower operating revenue partially offset by reduced overhead spending resulting from continued profit improvement actions.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Dedicated Contract Carriage

	Years ended December 31			Change

				2005/		2004/
	2005	2004	2003	2004		2003

	(Dollars in thousands)
Operating revenue(1)	$526,941	496,421	510,353	6%		(3)
Subcontracted transportation	16,327	9,679	4,378	69		121

Total revenue	$543,268	506,100	514,731	7%		(2)

Segment NBT	$35,129	29,450	35,259	19%		(16)

Segment NBT as a % of total revenue	6.5%	5.8%	6.8%	70	bps	(100	) bps

Segment NBT as a % of operating revenue(1)	6.7%	5.9%	6.9%	80	bps	(100	) bps

Memo: Fuel costs	$94,051	72,529	63,876	30%		14

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our DCC business segment and as a measure of sales activity. Subcontracted transportation is deducted from total revenue to arrive at our operating revenue computation as subcontracted transportation is largely a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation.

2005 versus 2004
      DCC revenue in 2005 increased as a result of new and expanded business and pricing increases associated with higher fuel costs. DCC NBT improved $6 million reflecting the earnings leverage from new and expanded business and lower safety and other operating costs resulting from cost management and process improvement actions.

2004 versus 2003
      DCC total and operating revenue decreased in 2004 due to the non-renewal of certain customer contracts, partially offset by the pass-through of higher average fuel prices. DCC NBT declined $6 million in 2004 as a result of lower revenue, increased driver costs and higher safety and insurance expenses, partially offset by lower overhead spending.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Central Support Services
      CSS expenses were as follows:

	Years ended December 31			Change

				2005/	2004/
	2005	2004	2003	2004	2003

	(Dollars in thousands)
Sales and marketing	$9,143	7,636	9,158
Human resources	14,647	13,982	18,000
Finance	56,964	56,136	55,180
Corporate services and public affairs	13,028	9,196	7,314
Information technology	63,569	69,457	78,084
Health and safety	8,717	7,952	7,682
Other	41,234	48,050	37,598

Total CSS	207,302	212,409	213,016	(2)%	—
Allocation of CSS to business segments	(171,551)	(179,348)	(188,584)	4	5

Unallocated CSS	$35,751	33,061	24,432	8%	35

2005 versus 2004
      Total CSS costs declined in 2005 primarily due to cost benefits associated with the insourcing and renegotiation of several information technology infrastructure services and lower performance-based incentive compensation costs. This improvement was partially offset by higher spending in corporate services for moving and transition costs associated with the relocation to our new, smaller headquarters facility. Unallocated CSS expenses were up in 2005 largely due to the headquarters relocation costs and higher corporate initiatives spending. We expect reductions in CSS spending levels over the near term based on continuing cost containment and process improvement actions.

2004 versus 2003
      Total CSS costs decreased in 2004 as a result of ongoing cost containment and process improvement actions, most notably in information technology (IT). This decrease was partially offset by higher performance-based incentive compensation costs attributed to the improved overall performance. Technology costs were lower in 2004 due primarily to reduced pricing on purchased IT services. Unallocated CSS expenses were up in 2004 largely due to Sarbanes-Oxley compliance costs that were not allocated to the business segments and higher performance-based incentive compensation.
FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows
      The following is a summary of our cash flows from operating, financing and investing activities:

	Years ended December 31

	2005	2004	2003

	(In thousands)
Net cash provided by (used in):
Operating activities	$779,062	866,849	803,613
Financing activities	241,505	(195,760)	(232,796)
Investing activities	(988,855)	(720,113)	(543,165)
Effect of exchange rate changes on cash	(3,956)	9,368	8,738

Net change in cash and cash equivalents	$27,756	(39,656)	36,390

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
      A detail of the individual items contributing to the cash flow changes is included in the Consolidated Statements of Cash Flows.
      Cash provided by operating activities decreased in 2005 compared to 2004 due to U.S. federal income tax payments of $176 million made in connection with the resolution of our federal income tax audit for the 1998 to 2000 tax period and $114 million of estimated 2004 and 2005 tax payments made during 2005. Cash provided by operating activities increased in 2004 compared with 2003 due primarily to improved operating performance and the add-back of depreciation expense attributed to VIEs that were consolidated effective July 1, 2003.
      Cash provided by financing activities increased in 2005 compared with cash used in financing activities in 2004 due to higher debt borrowings used to fund increased capital requirements and federal income tax payments. Cash used in financing activities decreased in 2004 compared with 2003 as higher debt borrowings and proceeds from stock option exercises were partially offset by increased stock repurchases.
      Net cash used in investing activities increased in 2005 compared with 2004 due primarily to higher capital expenditures, principally lease vehicle spending for replacement and expansion of customer fleets. The increase in capital spending was partially offset by lower acquisition-related payments and higher proceeds associated with sales of used vehicles. Cash used in investing activities increased in 2004 compared with 2003 due to higher capital expenditures and payments made in connection with FMS acquisitions. Capital expenditures increased in 2004 due to planned higher levels of vehicle replacements for equipment under lease to our customers and new lease sales. The increase in capital spending was partially offset by higher proceeds from the sale of used vehicles, the sale of our corporate headquarters complex and sale-leaseback transactions completed during 2004.
      We manage our business to maximize operating cash flows and proceeds from the sale of revenue earning equipment as the principal sources of liquidity. We refer to the net amount of cash generated from operating activities and investing activities as “free cash flow.” Although free cash flow is a non-GAAP financial measure, we consider it to be an important measure of comparative operating performance. We believe free cash flow provides investors with an important perspective on the cash available for debt service and for shareholders after making capital investments required to support ongoing business operations. Our calculation of free cash flow may be different from the calculation used by other companies and therefore comparability may be limited.
      The following table shows the sources of our free cash flow computation:

	Years ended December 31

	2005	2004	2003

	(In thousands)
Net cash provided by operating activities	$779,062	866,849	803,613
Collections on direct finance leases	70,408	63,795	61,368
Sales of operating property and equipment	6,963	42,839	13,392
Sales of revenue earning equipment	326,752	288,674	196,198
Sale and leaseback of revenue earning equipment	—	118,533	13,181
Purchases of property and revenue earning equipment	(1,399,379)	(1,092,158)	(734,509)
Acquisitions	(15,110)	(148,791)	(96,518)
Other, net	21,511	6,995	3,723

Free cash flow	$(209,793)	146,736	260,448

      We used $210 million of free cash flow in 2005 compared to generating $147 million in 2004 due to higher capital spending levels and income tax payments made in connection with the resolution of our federal income tax audit for the 1998 to 2000 tax period and estimated tax payments which were partially

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
offset by lower acquisition spending. Free cash flow decreased in 2004 compared with 2003 as higher capital spending and payments made in connection with FMS acquisitions offset better operating performance, higher proceeds from sales of used vehicles, the sale of our corporate headquarters complex and sale-leaseback transactions. Net cash provided by operating activities and free cash flow comparisons in the first half of 2004 were also positively impacted by the add-back of depreciation expense of approximately $40 million attributed to VIEs that were consolidated as a result of the adoption of FIN 46 on July 1, 2003. We anticipate negative free cash flow levels to improve in 2006 as a result of better operating performance and lower income tax payments.
      Capital expenditures are generally used to purchase revenue earning equipment (trucks, tractors, trailers) primarily to support the full service lease product line and secondarily to support the commercial rental product line within our FMS business segment. The level of capital required to support the full service lease product line varies directly with the customer contract signings for replacement vehicles and growth. These contracts are long-term agreements that result in predictable cash flows to us typically over a three-to seven-year term. The commercial rental product line utilizes capital for the purchase of vehicles to replenish and expand the fleet available for shorter-term use by contractual or occasional customers. Operating property and equipment expenditures primarily relate to FMS and SCS spending on items such as vehicle maintenance facilities and equipment, computer and telecommunications equipment, and warehouse facilities and equipment. The following is a summary of capital expenditures:

	Years ended December 31

	2005	2004	2003

	(In thousands)
Revenue earning equipment:(1)
Full service lease	$1,082,332	862,994	459,239
Commercial rental	251,278	241,858	219,880

	1,333,610	1,104,852	679,119
Operating property and equipment	77,360	59,767	46,011

Total capital expenditures	1,410,970	1,164,619	725,130
Changes in accounts payable related to purchases of revenue earning equipment	(11,591)	(72,461)	9,379

Cash paid for purchases of property and revenue earning equipment	$1,399,379	1,092,158	734,509

(1)	Capital expenditures exclude non-cash additions of approximately $0.4 million, $54 million and $67 million in 2005, 2004 and 2003, respectively, in assets held under capital leases resulting from the extension of existing operating leases and other additions.
     Capital expenditures grew in 2005 and 2004 due primarily to increased replacement activity in our full service lease business. Vehicle capital spending levels were relatively low from 2001 to 2003 as we focused efforts on extending leases with existing customers, redeploying surplus assets and right-sizing our fleet. Accordingly, capital spending levels should be relatively higher from 2004 to 2006 because of increased replacement activity. As a result of our fleet age and anticipated higher levels of new sales and replacement activity, total capital expenditures are anticipated to increase to approximately $1.6 billion in 2006, including lease vehicle replacements of approximately $1.1 billion and spending for anticipated incremental lease growth of approximately $200 million. We expect to fund 2006 capital expenditures with both internally generated funds and additional financing.
      In both 2005 and 2004, Ryder completed an acquisition related to the FMS segment. In the fourth quarter of 2003, Ryder completed two acquisitions related to the FMS segment. Total consideration paid for these acquisitions was $15 million in 2005, $149 million in 2004 and $97 million in 2003. Approximately $4 million is due to the sellers at December 31, 2005 and will be paid subject to holdback

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
provisions set forth in the purchase agreements. See Note 4, “Acquisitions,” in the Notes to Consolidated Financial Statements for a further discussion. We will continue to evaluate selective acquisitions in FMS, SCS and DCC in 2006.

Financing and Other Funding Transactions
      We utilize external capital to support growth in our asset-based product lines. The variety of financing alternatives available to fund our capital needs include long-term and medium-term public and private debt, asset-backed securities, bank term loans, leasing arrangements, bank credit facilities and commercial paper.
      The following table shows the movements in our debt balance:

	Years ended December 31

	2005	2004

	(In thousands)
Debt balance at January 1	$1,783,216	1,815,900

Cash-related changes in debt:
Net change in commercial paper borrowings	188,271	79,033
Proceeds from issuance of medium-term notes	600,000	135,000
Proceeds from issuance of other debt instruments	162,124	147,153
Retirement of debentures	(200,000)	(72,000)
Other debt repaid, including capital lease obligations	(343,933)	(384,932)

	406,462	(95,746)
Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	(4,152)	(9,380)
Addition of capital lease obligations	433	54,094
Changes in foreign currency exchange rates and other non-cash items	(593)	18,348

Total changes in debt	402,150	(32,684)

Debt balance at December 31	$2,185,366	1,783,216

      In accordance with our funding philosophy, we attempt to match the average remaining repricing life of our debt with the average remaining life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25% - 45% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total obligations (including notional value of swap agreements) was 32% at December 31, 2005, compared with 37% at December 31, 2004.
      Ryder’s leverage ratios and a reconciliation of balance sheet debt to total obligations were as follows:

	December 31,	% to	December 31,	% to
	2005	Equity	2004	Equity

	(Dollars in thousands)
On-balance sheet debt	$2,185,366	143%	$1,783,216	118%
Off-balance sheet debt — PV of minimum lease payments and guaranteed residual values under operating leases for vehicles(1)	117,062		161,138

Total obligations	$2,302,428	151%	$1,944,354	129%

(1)	Present value (PV) does not reflect payments Ryder would be required to make if we terminated the related leases prior to the scheduled expiration dates.
     Debt to equity consists of balance sheet debt for the period divided by total shareholders’ equity. Total obligations to equity represents balance sheet debt plus the present value of minimum lease payments and guaranteed residual values under operating leases for vehicles, discounted based on our

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
incremental borrowing rate at lease inception, all divided by total shareholders’ equity. Although total obligations is a non-GAAP financial measure, we believe that total obligations is useful as it is a more complete measure of our existing financial obligations and helps better assess Ryder’s overall leverage position.
      The increase in leverage ratios in 2005 was driven by our increased funding needs as a result of higher vehicle capital spending requirements, higher income tax payments and stock repurchases. Our long-term target percentage of total obligations to equity is 250% to 300% while maintaining a strong investment grade rating. We believe this leverage range is appropriate for our business due to the liquidity of our vehicle portfolio and because a substantial component of our assets are supported by long-term customer leases.
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
      Our debt ratings at December 31, 2005 were as follows:

	Short-term	Long-term	Outlook

Moody’s Investors Service	P2	Baa1	Stable (June 2004)
Standard & Poor’s Ratings Services	A2	BBB+	Stable (April 2005)
Fitch Ratings	F2	A-	Stable (July 2005)
      Ryder can borrow up to $870 million through a global revolving credit facility with a syndicate of lenders. The credit facility is used primarily to finance working capital internationally and provide support for the issuance of commercial paper. The credit facility can also be used to issue up to $75 million in letters of credit (there were no facility-supported letters of credit outstanding at December 31, 2005). At Ryder’s option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. During May 2005, the terms of the credit facility were amended thereby extending the expiration of the facility one year to 2010 and reducing the current annual facility fee from 15.0 basis points to 11.0 basis points. The annual facility fee applies to the total facility of $870 million, and is based on Ryder’s current long-term credit ratings. The credit facility contains no provisions restricting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, Ryder must maintain a ratio of debt to consolidated tangible net worth, as defined in the agreement, of less than or equal to 300%. The ratio at December 31, 2005 was 128%.
      During 2005, we issued $600 million of unsecured medium-term notes, of which $225 million mature in April 2010, $175 million mature in April 2011 and $200 million mature in June 2012. The proceeds from the notes were used for general corporate purposes. During 2005, we repaid $200 million of debentures.
      In September 2005, Ryder filed a new universal shelf registration statement with the Securities and Exchange Commission to issue up to $800 million of securities, including $65 million of available securities that were carried forward from the previous shelf registration statement. The universal shelf registration statement became effective in November 2005. Proceeds from debt issuances under the universal shelf registration statement are expected to be used for general corporate purposes, which may include capital expenditures, share repurchases and reduction in commercial paper borrowings. At

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
December 31, 2005, Ryder had $800 million of debt securities available for issuance under the latest registration statement.
      In September 2005, Ryder Receivable Funding, II, L.L.C. (RRF LLC), a bankruptcy remote, consolidated subsidiary of Ryder System, Inc., entered into a Trade Receivables Purchase and Sale Agreement (the Trade Receivables Agreement) with various financial institutions. Under this program, Ryder sells certain of its domestic trade accounts receivable to RRF LLC who in turn may sell, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit and (or) committed purchasers. Under the terms of the program, RRF LLC and Ryder have provided representations, warranties, covenants and indemnities that are customary for accounts receivable facilities of this type. Ryder entered into this program to provide additional liquidity to fund its operations, particularly when the cost of such sales is cost effective compared with other funding programs, notably the issuance of unsecured commercial paper. This program is similar to Ryder’s previous accounts receivable facility, which expired in December 2004, except that this program will be a 364-day facility. This program will be accounted for as a collateralized financing arrangement. The available proceeds that may be received by RRF LLC under the program are limited to $200 million. RRF LLC’s costs under this program may vary based on changes in Ryder’s unsecured debt ratings and changes in interest rates. If no event occurs which would cause early termination, the program will expire on September 12, 2006, unless extended by the parties. At December 31, 2005, no receivables were sold pursuant to the Trade Receivables Agreement.
      At December 31, 2005, Ryder had the following amounts available to fund operations under the aforementioned facilities:

(In millions)
Global revolving credit facility	$474
Shelf registration statement	800
Trade receivables facility	200

Off-Balance Sheet Arrangements
      Sale and leaseback transactions. We periodically enter into sale and leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors (e.g., regional banks, pension plans and insurance companies) and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions that are not deemed to be VIEs. In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense.
      During 2004, we completed two sale and operating leaseback transactions of revenue earning equipment with third-party financial institutions not deemed to be VIEs and these transactions qualified for off-balance sheet treatment. Proceeds from such sale-leaseback transactions totaled $97 million. These leases contain limited guarantees by us of the residual values of the leased vehicles (residual value guarantees) that are conditioned upon disposal of the leased vehicles prior to the end of their lease term. Proceeds from other sale-leaseback transactions that did not qualify for off-balance sheet treatment were $22 million. We did not enter into any sale and operating leaseback transactions during the years ended December 31, 2005 and 2003.
      Guarantees. Ryder has executed various agreements with third parties that contain standard indemnifications that may require Ryder to indemnify a third party against losses arising from a variety of matters such as lease obligations, financing agreements, environmental matters, and agreements to sell business assets. In each of these instances, payment by Ryder is contingent on the other party bringing about a claim under the procedures outlined in the specific agreement. Normally, these procedures allow

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Ryder to dispute the other party’s claim. Additionally, Ryder’s obligations under these agreements may be limited in terms of the amount and (or) timing of any claim. We cannot predict the maximum potential amount of future payments under certain of these agreements due to the contingent nature of the potential obligations and the distinctive provisions that are involved in each individual agreement. Historically, no such payments made by Ryder have had a material adverse effect on our business. We believe that if a loss were incurred in any of these matters, the loss would not result in a material adverse impact on our consolidated results of operations or financial position. The total amount of maximum exposure determinable under these types of provisions at December 31, 2005 and 2004 was $16 million and $26 million, respectively, and we have accrued $3 million as a corresponding liability. See Note 17, “Guarantees,” in the Notes to Consolidated Financial Statements for further discussion.

Contractual Obligations and Commitments
      As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements, lease agreements and unconditional purchase obligations. The following table summarizes our expected future contractual cash obligations and commitments at December 31, 2005:

	2006	2007 - 2008	2009 - 2010	Thereafter	Total

	(In thousands)
Debt	$268,716	438,880	865,837	610,113	2,183,546
Capital lease obligations	722	871	171	56	1,820

Total debt	269,438	439,751	866,008	610,169	2,185,366

Interest on debt(1)	113,332	174,251	120,934	223,016	631,533
Operating leases(2)	102,474	132,255	62,538	66,067	363,334
Purchase obligations(3)	28,794	33,543	8,975	—	71,312

Total contractual cash obligations	244,600	340,049	192,447	289,083	1,066,179

Insurance obligations(4)	111,163	99,107	40,156	52,814	303,240
Other long-term liabilities(5),(6)	—	13,115	1,001	17,104	31,220

Total	$625,201	892,022	1,099,612	969,170	3,586,005

(1)	Total debt matures at various dates through fiscal year 2025 and bears interest principally at fixed rates. Interest on variable rate debt is calculated based on the applicable rate at December 31, 2005. Amounts are based on existing debt obligations, including capital leases, and do not consider potential refinancings of expiring debt obligations.

(2)	Represents future lease payments associated with vehicles, equipment and properties under operating leases. Amounts are based upon the general assumption that the leased asset will remain on lease for the length of time specified by the respective lease agreements. No effect has been given to renewals, cancellations, contingent rentals or future rate changes.

(3)	The majority of our purchase obligations are pay-as-you-go transactions made in the ordinary course of business. Purchase obligations include agreements to purchase goods or services that are legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed minimum or variable price provisions; and the approximate timing of the transaction. The most significant item included in the above table are purchase obligations related to information technology services. Purchase orders made in the ordinary course of business are excluded from the above table. Any amounts for which we are liable under purchase orders are reflected in our consolidated balance sheet as “Accounts payable” and “Accrued expenses and other current liabilities.”

(4)	Insurance obligations are primarily comprised of self-insurance accruals.

(5)	Represents other long-term liability amounts reflected in our consolidated balance sheets that have known payment streams. The most significant items included were derivative contracts, deferred compensation obligations and legal contractual obligations.

(6)	The amounts exclude our estimated pension contributions. For 2006, our pension contributions, including our minimum funding requirements as set forth by ERISA and international regulatory bodies, are expected to be $71 million. Our minimum funding requirements after 2006 are dependent on several factors. However, we estimate that the present value of required contributions over the next 5 years is approximately $115 million (pre-tax) for the U.S. plan (assuming expected long-term rate of return realized and other assumptions remain unchanged). We also have payments due under our other postretirement benefit (OPEB) plans. These plans are not required to be funded in advance, but are pay-as-you-go. See further discussion in Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Pension Information
      In connection with the accrual of the additional minimum pension liability, we had an accumulated net pension equity charge (after-tax) of $221 million and $189 million at December 31, 2005 and 2004, respectively, which increased at December 31, 2005 as reductions in discount rates offset the appreciation in value of pension plan assets during the year. Total asset returns for our U.S. qualified pension plan (our primary plan) were 7% in 2005.
      The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may, from time to time, make voluntary contributions to our pension plans. During 2005, total pension contributions, including our international plans, were $12 million compared with $70 million in 2004. After considering the 2005 contributions, the projected present value of estimated contributions for our U.S. plan that would be required over the next 5 years totals approximately $115 million (pre-tax). Changes in interest rates and the market value of the securities held by the plans during 2006 could materially change, positively or negatively, the underfunded status of the plans and affect the level of pension expense and required contributions in 2007 and beyond.

Share Repurchases and Cash Dividends
      In October 2005, our Board of Directors authorized a $175 million share repurchase program over a period not to exceed two years. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. At December 31, 2005, we had repurchased and retired approximately 2.6 million shares under the October 2005 program at an aggregate cost of $109 million. Management has established a prearranged written plan under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the October 2005 program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. We expect to complete the October 2005 program in the first quarter of 2006.
      In July 2004, our Board of Directors authorized a two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. Under the July 2004 program, shares of common stock were purchased in an amount not to exceed the number of shares issued to employees upon the exercise of stock options or through employee stock purchase plans since May 1, 2004, which totaled approximately 2.4 million shares at December 31, 2005. The July 2004 program limited aggregate share repurchases to no more than 3.5 million shares of Ryder common stock. During the fourth quarter of 2005, we replaced the July 2004 program with the October 2005 program noted previously. In 2005 and 2004, we repurchased and retired approximately 1.0 million and 1.4 million shares, respectively, under the July 2004 program at an aggregate cost of $43 million and $62 million, respectively. Management was granted the authority to establish a trading plan under Rule 10b5-1 as part of the July 2004 program.
      In 2003, our Board of Directors authorized a two-year share repurchase program intended to mitigate, in part, the dilutive impact of shares issued under our various employee stock option and stock purchase plans. Under the 2003 program, shares of common stock were purchased in a dollar amount not to exceed the proceeds generated from the issuance of common stock to employees since January 1, 2003 up to $90 million. During the second quarter of 2004, we completed the 2003 program. In 2004 and 2003, we repurchased and retired approximately 2.4 million and 117,500 shares, respectively, under the 2003 program at an aggregate cost of $87 million and $3 million, respectively.
      Cash dividend payments to shareholders of common stock were $41 million in 2005, $39 million in 2004 and $38 million in 2003. During 2005, we increased our annual dividend to $0.64 per share of common stock. In February 2006, our Board of Directors declared a quarterly cash dividend of $0.18 per

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
share of common stock. The dividend reflects a $0.02 increase from the $0.16 per share of common stock quarterly cash dividend paid in 2005.

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
      Exposure to market risk for changes in interest rates relates primarily to debt obligations. Our interest rate risk management program objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. We manage our exposure to interest rate risk through the proportion of fixed-rate and variable-rate debt in the total debt portfolio. From time to time, we also use interest rate swap and cap agreements to manage our fixed-rate and variable-rate exposure and to better match the repricing of debt instruments to that of our portfolio of assets. See Note 16, “Financial Instruments and Risk Management,” in the Notes to Consolidated Financial Statements for further discussion on outstanding interest rate swap and cap agreements at December 31, 2005 and 2004.
      At December 31, 2005, we had $1.5 billion of fixed-rate debt (excluding capital leases) with a weighted-average interest rate of 5.5% and a fair value of $1.5 billion, including the effects of interest rate swaps. A hypothetical 10% decrease or increase in the December 31, 2005 market interest rates would impact the fair value of our fixed-rate debt by approximately $26 million. At December 31, 2005, the fair value of our interest rate swap agreement totaled $0.2 million. At December 31, 2004, we had $1.1 billion of fixed-rate debt (excluding capital leases) with a weighted-average interest rate of 6.3% and a fair value of $1.2 billion, including the effects of interest rate swaps. A hypothetical 10% decrease or increase in the December 31, 2004 market interest rates would impact the fair value of our fixed-rate debt by approximately $13 million. We estimated the fair value of derivatives based on dealer quotations.
      At December 31, 2005, we had $661 million of variable-rate debt, including the effects of interest-rate swaps, which effectively changed $185 million of fixed-rate debt instruments with a weighted-average interest rate of 6.7% to LIBOR-based floating-rate debt at a current weighted-average interest rate of 6.2%. Changes in the fair value of the interest rate swaps are offset by changes in the fair value of the debt instruments and no net gain or loss is recognized in earnings. At December 31, 2005, the fair value of our interest rate swap agreements totaled $0.8 million. At December 31, 2004, we had $607 million of variable-rate debt, including the effects of interest rate swaps, which effectively changed $285 million of fixed-rate debt instruments with a weighted-average interest rate of 6.7% to LIBOR-based floating-rate debt at a current weighted-average interest rate of 4.6%. The fair value of our interest rate swap agreements at December 31, 2004 totaled $5 million. A hypothetical 10% increase in market interest rates would impact 2006 pre-tax earnings by approximately $3 million.
      Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. The majority of our transactions are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed include the Canadian dollar, British pound sterling, Brazilian real and Mexican peso. We manage our exposure to foreign currency exchange rate risk related to our foreign operations’ buying, selling and financing in currencies other than local currencies by naturally offsetting assets and liabilities not denominated in local currencies. A hypothetical uniform 10% strengthening in the value of the dollar relative to all the currencies in which our transactions are denominated would result in a decrease to pre-tax earnings of approximately $6 million. We also use foreign currency option contracts and forward agreements from time

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
to time to hedge foreign currency transactional exposure. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries, since we generally have no near-term intent to repatriate funds from such subsidiaries. At December 31, 2005 and 2004, we had a $78 million cross-currency swap used to hedge our net investment in a foreign subsidiary and for which we recognized a liability equal to its fair value of $10 million and $16 million, respectively. At December 31, 2004, we also had forward foreign currency exchange contracts with an aggregate fair value of $0.1 million. The potential loss in fair value for such instruments from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $9 million at both December 31, 2005 and 2004, respectively. We estimated the fair values of derivatives based on dealer quotations.
      Exposure to market risk for fluctuations in fuel prices relates to a small portion of our service contracts for which the cost of fuel is integral to service delivery and the service contract does not have a mechanism to adjust for increases in fuel prices. At December 31, 2005, we had various fuel purchase arrangements in place to ensure delivery of fuel at market rates in the event of fuel shortages. We are exposed to fluctuations in fuel prices in these arrangements since none of the arrangements fix the price of fuel to be purchased. Increases and decreases in the price of fuel are generally passed on to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. We believe the exposure to fuel price fluctuations would not materially impact Ryder’s results of operations, cash flows or financial position.
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
      Capital expenditures related to these programs totaled approximately $1 million in 2005, $2 million in 2004 and $1 million in 2003. We incurred environmental expenses of $9 million, $10 million and $12 million in 2005, 2004 and 2003, respectively, which included remediation costs as well as normal recurring expenses such as licensing, testing and waste disposal fees. Based on current circumstances and the present standards imposed by government regulations, environmental expenses and related capitalized costs should not increase materially from 2005 levels in the near term.
      The ultimate cost of our environmental liabilities cannot presently be projected with certainty due to the presence of several unknown factors, primarily the level of contamination, the effectiveness of selected remediation methods, the stage of management’s investigation at individual sites and the recoverability of such costs from third parties. Based upon information presently available, we believe that the ultimate disposition of these matters, although potentially material to the results of operations in any single year, will not have a material adverse effect on Ryder’s financial condition or liquidity. See Note 24, “Environmental Matters,” in the Notes to Consolidated Financial Statements for further discussion.
CRITICAL ACCOUNTING ESTIMATES
      The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions. Our significant accounting policies are described in the Notes to Consolidated Financial Statements. Certain of these policies require the application of subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates and assumptions are based on historical experience, changes in the business environment and other factors that we believe to be reasonable under the circumstances. Different estimates that could have

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
been applied in the current period or changes in the accounting estimates that are reasonably likely can result in a material impact on Ryder’s financial condition and operating results in the current and future periods. We periodically review the development, selection and disclosure of these critical accounting estimates with Ryder’s Audit Committee.
      The following discussion, which should be read in conjunction with the descriptions in the Notes to Consolidated Financial Statements, is furnished for additional insight into certain accounting estimates that we consider to be critical.
      Depreciation and Residual Value Guarantees. We periodically review and adjust the residual values and useful lives of revenue earning equipment of our FMS business segment as described in Note 1, “Summary of Significant Accounting Policies — Revenue Earning Equipment, Operating Property and Equipment and Depreciation” and “Summary of Significant Accounting Policies — Residual Value Guarantees and Deferred Gains,” in the Notes to Consolidated Financial Statements. Reductions in residual values (i.e., the price at which we ultimately expect to dispose of revenue earning equipment) or useful lives will result in an increase in depreciation expense over the life of the equipment. We review residual values and useful lives of revenue earning equipment on an annual basis or more often if deemed necessary for specific groups of our revenue earning equipment. Reviews are performed based on vehicle class, generally subcategories of trucks, tractors and trailers by weight and usage. We consider factors such as current and expected future market price trends on used vehicles, expected life of vehicles included in the fleet and extent of alternative uses for leased vehicles (e.g., rental fleet, and SCS and DCC applications). As a result, future depreciation expense rates are subject to change based upon changes in these factors. At the end of 2005, we completed our annual review of the residual values and useful lives of revenue earning equipment. Based on the results of our analysis, we will adjust the residual values and useful lives of certain classes of revenue earning equipment on January 1, 2006, which will cause depreciation expense in 2006 to decrease by approximately $13 million compared with 2005. Based on the mix of revenue earning equipment at December 31, 2005, a 10% decrease in expected vehicle residual values would increase depreciation expense in 2006 by approximately $85 million.
      Ryder also leases vehicles under operating lease agreements. Certain of these agreements contain limited guarantees for a portion of the residual values of the equipment. Results of the reviews described above for owned equipment are also applied to equipment under operating lease. The amount of residual value guarantees expected to be paid is recognized as rent expense over the expected remaining term of the lease. At December 31, 2005, total liabilities for residual value guarantees of $5 million were included in “Accrued expenses and other current liabilities” (for those payable in less than one year) and in “Other non-current liabilities.” While we believe that the amounts are adequate, changes to management’s estimates of residual value guarantees may occur due to changes in the market for used vehicles, the condition of the vehicles at the end of the lease and inherent limitations in the estimation process. Based on the existing mix of vehicles under operating lease agreements at December 31, 2005, a 10% decrease in expected vehicle residual values would increase rent expense in 2006 by approximately $2 million.
      Pension Plans. Ryder sponsors several defined benefit plans covering most employees. These plans generally provide participants with benefits based on years of service and career-average compensation levels. We apply actuarial methods to determine the annual net periodic pension expense and pension plan liabilities on an annual basis. Each December, we review actual experience compared with the more significant assumptions used and make adjustments to our assumptions, if warranted. In determining our annual estimate of periodic pension cost, we are required to make an evaluation of critical factors such as discount rate, expected long-term rate of return, expected increase in compensation levels, retirement rate and mortality. Discount rates are based upon a duration analysis of expected benefit payments and the equivalent average yield for high quality corporate fixed income investments as of our December 31 annual measurement date. In order to provide a more accurate estimate of the discount rate relevant to our plan, we use models that match projected benefits payments of our primary U.S. plan to coupons and maturities

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
from a hypothetical portfolio of high quality corporate bonds. Long-term rate of return assumptions are based on actuarial review of our asset allocation strategy and long-term expected asset returns. Investment management and other fees paid using plan assets are factored into the determination of asset return assumptions. The composition of our pension assets was 76% equity securities and 24% debt securities and other investments. The rate of increase in compensation levels is reviewed with the actuaries based upon actual experience. Retirement rates are based primarily on actual plan experience, while standard actuarial tables are used to estimate mortality.
      Accounting guidance applicable to pension plans does not require immediate recognition of the effects of a deviation between these assumptions and actual experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted. Although this netting occurs outside the basic financial statements, disclosure of the net amount is presented as an unrecognized net actuarial gain or loss in Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements. We have an unrecognized loss of $428 million at the end of 2005 compared with a loss of $371 million at the end of 2004. The increase in the net actuarial loss in 2005 results from actuarial losses associated with a reduction in discount rates and assets earning a rate of return below the assumed rates offset in part by the amortization of the opening balance. To the extent the amount of all unrecognized gains and losses exceed 10% of the larger of the benefit obligation or plan assets, such amount is amortized over the average remaining service life of active participants. The amount of the unrecognized loss subject to amortization in 2006 will be $281 million. The effect on years beyond 2006 will depend substantially upon the actual experience of our plans.
      Disclosure of the significant assumptions used in arriving at the 2005 net pension expense is presented in Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements. A sensitivity analysis of projected 2006 net pension expense to changes in key underlying assumptions for our primary plan, the U.S. pension plan, is presented below.

				Effect on
			Impact on 2006 Net	December 31, 2005
	Assumed Rate	Change	Pension Expense	Projected Benefit Obligation

Discount rate increase	5.90%	+ 0.25%	- $5 million	- $39 million
Discount rate decrease	5.90%	- 0.25%	+ $5 million	+ $41 million
Expected long-term rate of return on assets	8.50%	+/- 0.25%	-/+ $2 million
Rate of increase in compensation levels	4.00%	+/- 0.50%	+/- $2 million
      Self-Insurance Accruals. We use a variety of statistical and actuarial methods that are widely used and accepted in the insurance industry to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as frequency and severity of claims, claim development and payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. On an annual basis, third-party actuaries perform a separate analysis of our self-insurance accruals for reasonableness. Our estimates may be impacted by such factors as increases in the market price for medical services, unpredictability of the size of jury awards and limitations inherent in the estimation process. While we believe that self-insurance accruals are adequate, there can be no assurance that changes to our estimates may not occur. Based on self-insurance accruals at December 31, 2005, a 5% adverse change in actuarial claim loss estimates would increase operating expense in 2006 by approximately $12 million.
      Goodwill Impairment. We assess goodwill for impairment, as described in Note 1, “Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements, on an annual basis or more often if deemed necessary. To determine whether

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
goodwill impairment indicators exist, we are required to assess the fair value of the reporting unit and compare it to the carrying value. A reporting unit is a component of an operating segment for which discrete financial information is available and management regularly reviews its operating performance. Our valuation of fair value for each reporting unit is determined based on a discounted future cash flow model. Estimates of future cash flows are dependent on our knowledge and experience about past and current events and assumptions about conditions we expect to exist. These assumptions are based on a number of factors including future operating performance, economic conditions and actions we expect to take. In addition to these factors, our SCS reporting units are dependent on several key customers or industry sectors. The loss of a key customer may have a significant impact to one of our SCS reporting units, causing us to assess whether or not the event resulted in a goodwill impairment loss. For example, the profitability and valuation of fair value for our SCS-U.K. reporting unit is dependent in large part to a significant customer contract. While we believe our estimates of future cash flows are reasonable, there can be no assurance that a deterioration in economic conditions, customer relationships or adverse changes to expectations of future performance will not occur, resulting in a goodwill impairment loss. Our annual impairment test, performed as of April 1, 2005, did not result in any impairment of goodwill. At December 31, 2005, goodwill totaled $156 million.
      Revenue Recognition. In the normal course of business, we may act as or use an agent in executing transactions with our customers. The accounting issue encountered in these arrangements is whether we should report revenue based on the gross amount billed to the customer or on the net amount received from the customer after payments to third parties. To the extent revenues are recorded on a gross basis, any payments to third parties are recorded as expenses so that the net amount is reflected in net earnings. Accordingly, the impact on net earnings is the same whether we record revenue on a gross or net basis.
      Determining whether revenue should be reported as gross or net is based on an assessment of whether we are acting as the principal or the agent in the transaction and involves judgment based on the terms of the arrangement. To the extent we are acting as the principal in the transaction, revenue is reported on a gross basis. To the extent we are acting as an agent in the transaction, revenue is reported on a net basis.
      In the majority of our arrangements, we are acting as a principal and therefore report revenue on a gross basis. However, in certain instances (typically when we manage transportation for our customers), we may be acting as an agent and report revenue on a net basis. In transportation management contracts where we act as an agent, we have complete discretion in selecting the means, route and procedures to be followed in the handling, transportation and delivery of freight. In addition, we may provide services related to freight bill audits and payments. During 2005, we entered into a significant SCS managed subcontracted transportation contract that we determined, after a formal review of the terms and conditions of the services, that we were acting as principal in the arrangement. As a result, we recognized an additional $135 million in revenue and subcontracted transportation costs in 2005 by reporting revenue on a gross basis.
      Income Taxes. Ryder’s overall tax position is complex and requires careful analysis by management to estimate the expected realization of income tax assets and liabilities.
      Tax regulations require items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements is different than that reported in the tax return. Some of these differences are permanent, such as expenses that are not deductible on the tax return, and some are timing differences, such as depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years for which we have already recorded the tax benefit in the financial statements. Deferred tax assets amounted to $235 million and $257 million at December 31, 2005 and 2004, respectively. We record a valuation allowance for deferred tax assets to reduce such assets to amounts expected to be realized. At both December 31, 2005 and 2004,

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
the deferred tax valuation allowance principally attributed to foreign tax loss carryforwards in the SCS business segment was $12 million. In determining the required level of valuation allowance, we consider whether it is more likely than not that all or some portion of deferred tax assets will not be realized. This assessment is based on management’s expectations as to whether sufficient taxable income of an appropriate character will be realized within tax carryback and carryforward periods. Our assessment involves estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates. Should we change our estimate of the amount of deferred tax assets that we would be able to realize, an adjustment to the valuation allowance would result in an increase or decrease to the provision for income taxes in the period such a change in estimate was made.
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
      As discussed in Note 13, “Income Taxes,” in the Notes to Consolidated Financial Statements, in February 2005 we resolved all issues with the IRS related to the 1998 and 2000 tax period, including interest and penalties. In connection with the resolution of this audit, on February 22, 2005 we paid $176 million (after utilization of all available federal net operating losses and alternative minimum tax credit carryforwards), including interest through the date of payment. The amount we paid was consistent with our accrual at December 31, 2004 and was included in “Accrued expenses and other current liabilities.” In 2005, the IRS began auditing our federal income tax returns for 2001 to 2003. We believe that Ryder has not entered into any other transactions since 2000 that raise the same type of issues identified by the IRS in its most recent audit.
RECENT ACCOUNTING PRONOUNCEMENTS
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (SFAS No. 123R), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Share-Based Compensation,” and supersedes APB Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the Securities and Exchange Commission (SEC) announced that the accounting provisions of SFAS No. 123R are to be applied in the first quarter of the fiscal year beginning after June 15, 2005. As a result, we will adopt SFAS No. 123R on January 1, 2006 and will recognize stock-based compensation expense using the modified prospective method. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. The impact of the adoption of SFAS No. 123R depends on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of SFAS No. 123R would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings and earnings per share. See Note 1, “Summary of Significant Accounting Policies — Share-Based Compensation” in the Notes to Consolidated Financial Statements for the pro forma net earnings and net earnings per share amounts as if we had used a fair-value based method.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
NON-GAAP FINANCIAL MEASURES
      This Annual Report on Form 10-K includes information extracted from consolidated financial information but not required by generally accepted accounting principles (GAAP) to be presented in the financial statements. Certain of this information is considered “non-GAAP financial measures” as defined by SEC rules. Specifically, we refer to FMS operating revenue, FMS NBT as a % of operating revenue, SCS operating revenue, SCS NBT as a % of operating revenue, DCC operating revenue, DCC NBT as a % of operating revenue, free cash flow, total obligations, total obligations to equity, and comparable earnings and comparable earnings per share from continuing operations excluding tax benefits and headquarters complex sale. We believe that the comparable earnings and comparable earnings per share from continuing operations measures provide useful information to investors because they exclude significant items that are unrelated to our ongoing business operations. As required by SEC rules, we have provided a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure and an explanation why management believes that presentation of the non-GAAP financial measure provides useful information to investors. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
      Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Annual Report contains forward-looking statements including, but not limited to, statements regarding:

•	our expectations as to anticipated revenue and earnings growth across all business segments;

•	our ability to improve our competitive advantage by leveraging our vehicle buying power, reducing vehicle downtime, providing innovative broad-based supply chain solutions and increasing our customers’ competitive positions;

•	anticipated gains on the sale of used vehicles;

•	the impact of the restructuring activities and growth initiatives on our FMS business segment;

•	our ability to successfully achieve the operational goals that are the basis of our business strategies, including offering competitive pricing, diversifying our customer base, optimizing asset utilization, leveraging the expertise of our various business segments, serving our customers’ global needs and expanding our support services;

•	impact of losses from conditional obligations arising from guarantees;

•	number of NLE vehicles in inventory over the near term;

•	our belief as to the adequacy of our insurance coverages, funding sources and the effectiveness of our interest and foreign currency exchange rate risk management programs;

•	our relationship with our employees;

•	our belief that we can continue to realize significant savings from our cost management initiatives and process improvement actions, and that such initiatives and actions will mitigate pricing pressures from our SCS customers;

•	estimates of free cash flow, leverage ratios and capital expenditures for 2006;

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

•	the adequacy of our accounting estimates and reserves for pension expense, depreciation and residual value guarantees, self-insurance reserves, goodwill impairment, accounting changes and income taxes, and the future impact of FIN 47;

•	our belief that we have not entered into any other transactions since 2000 that raise the same type of issues identified by the IRS in their audit of the 1998 to 2000 tax period;

•	our ability to fund all of our operations in 2006 through internally generated funds and outside funding sources; and

•	the anticipated impact of fuel prices and cost of environmental liabilities.
      These statements, as well as other forward-looking statements contained in this Annual Report, are based on our current plans and expectations and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors could cause actual results and events to differ significantly from those expressed in any forward-looking statements. For a detailed description of certain of these risk factors, please see “Item 1A. Risk Factors” of this Annual Report.
      The risks included in this Annual Report are not exhaustive. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. As a result, no assurance can be given as to our future results or achievements. You should not place undue reliance on the forward-looking statements contained herein, which speak only as of the date of this Annual Report. We do not intend, or assume any obligation, to update or revise any forward-looking statements contained in this Annual Report, whether as a result of new information, future events or otherwise.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      The information required by ITEM 7A is included in ITEM 7 (pages 43 through 44) of PART II of this report.

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
      Management assessed the effectiveness of Ryder’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework.” Based on our assessment and those criteria, management determined that Ryder maintained effective internal control over financial reporting as of December 31, 2005.
      Ryder’s independent registered public accounting firm has issued their report on management’s assessment of Ryder’s internal control over financial reporting, which appears on page 53.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
RYDER SYSTEM, INC.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Ryder System, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ryder System, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Ryder System, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Ryder System, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ryder System, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 15, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
February 15, 2006
Miami, Florida
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
RYDER SYSTEM, INC.:
      We have audited the accompanying consolidated balance sheets of Ryder System, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule listed in the accompanying index. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ryder System, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ryder System, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 15, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
      As discussed in the notes to consolidated financial statements, the Company changed its method of accounting for conditional asset retirement obligations in 2005, and its method of accounting for variable interest entities and its method of accounting for asset retirement obligations in 2003.
/s/ KPMG LLP
February 15, 2006
Miami, Florida
Certified Public Accountants

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended December 31

	2005	2004	2003

	(In thousands, except per share amounts)
Revenue	$5,740,847	5,150,278	4,802,294

Operating expense (exclusive of items shown separately)	2,572,241	2,305,322	2,039,156
Salaries and employee-related costs	1,262,160	1,233,038	1,242,930
Subcontracted transportation	638,319	424,991	414,284
Depreciation expense	740,415	706,028	624,580
Gains on vehicle sales, net	(47,098)	(34,504)	(15,780)
Equipment rental	102,816	108,468	200,868
Interest expense	120,474	100,114	96,169
Miscellaneous income, net	(8,944)	(6,625)	(12,158)
Restructuring and other charges (recoveries), net	3,376	(17,676)	(230)

	5,383,759	4,819,156	4,589,819

Earnings from continuing operations before income taxes	357,088	331,122	212,475
Provision for income taxes	129,460	115,513	76,916

Earnings from continuing operations	227,628	215,609	135,559
Earnings from discontinued operations, net of tax	1,741	—	—
Cumulative effect of changes in accounting principles, net of tax	(2,440)	—	(4,123)

Net earnings	$226,929	215,609	131,436

Earnings per common share — Basic:
Continuing operations	$3.57	3.35	2.15
Discontinued operations	0.03	—	—
Cumulative effect of changes in accounting principles	(0.04)	—	(0.06)

Net earnings	$3.56	3.35	2.09

Earnings per common share — Diluted:
Continuing operations	$3.53	3.28	2.12
Discontinued operations	0.03	—	—
Cumulative effect of changes in accounting principles	(0.04)	—	(0.06)

Net earnings	$3.52	3.28	2.06

See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31

	2005	2004

	(Dollars in thousands,
	except per share amount)
Assets:
Current assets:
Cash and cash equivalents	$128,727	100,971
Receivables, net	820,825	732,835
Inventories	59,579	59,284
Prepaid expenses and other current assets	154,624	204,117

Total current assets	1,163,755	1,097,207
Revenue earning equipment, net of accumulated depreciation of $2,862,998 and $2,845,842, respectively	3,794,410	3,506,634
Operating property and equipment, net of accumulated depreciation of $748,604 and $739,989, respectively	486,802	480,368
Goodwill	155,785	157,904
Intangible assets	22,462	24,520
Direct financing leases and other assets	410,050	416,531

Total assets	$6,033,264	5,683,164

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$269,438	389,550
Accounts payable	414,336	358,402
Accrued expenses and other current liabilities	569,721	706,904

Total current liabilities	1,253,495	1,454,856
Long-term debt	1,915,928	1,393,666
Other non-current liabilities	487,268	408,554
Deferred income taxes	849,117	915,900

Total liabilities	4,505,808	4,172,976

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, December 31, 2005 or 2004	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, 2005 — 61,869,473; 2004 — 64,310,852	30,935	32,155
Additional paid-in capital	666,674	668,152
Retained earnings	1,038,364	963,482
Deferred compensation	(5,598)	(4,180)
Accumulated other comprehensive loss	(202,919)	(149,421)

Total shareholders’ equity	1,527,456	1,510,188

Total liabilities and shareholders’ equity	$6,033,264	5,683,164

See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net earnings	$226,929	215,609	131,436
Cumulative effect of changes in accounting principles	2,440	—	4,123
Depreciation expense	740,415	706,028	624,580
Gains on vehicle sales, net	(47,098)	(34,504)	(15,780)
Amortization expense and other non-cash charges (credits), net	14,356	(17,262)	3,263
Deferred income tax (benefit) expense	(24,910)	9,815	51,467
Tax benefit from employee stock options	5,670	21,071	4,852
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(81,971)	(71,032)	10,922
Inventories	(564)	(4,137)	6,045
Prepaid expenses and other assets	10,724	(14,868)	7,824
Accounts payable	51,084	5,729	18,126
Accrued expenses and other non-current liabilities	(118,013)	50,400	(43,245)

Net cash provided by operating activities	779,062	866,849	803,613

Cash flows from financing activities:
Net change in commercial paper borrowings	188,271	79,033	(2,500)
Debt proceeds	762,124	282,153	105,115
Debt repaid, including capital lease obligations	(543,933)	(456,932)	(340,433)
Dividends on common stock	(40,929)	(38,731)	(37,984)
Common stock issued	28,298	87,743	46,576
Common stock repurchased	(152,326)	(149,026)	(3,570)

Net cash provided by (used in) financing activities	241,505	(195,760)	(232,796)

Cash flows from investing activities:
Purchases of property and revenue earning equipment	(1,399,379)	(1,092,158)	(734,509)
Sales of operating property and equipment	6,963	42,839	13,392
Sales of revenue earning equipment	326,752	288,674	196,198
Sale and leaseback of revenue earning equipment	—	118,533	13,181
Acquisitions	(15,110)	(148,791)	(96,518)
Collections on direct finance leases	70,408	63,795	61,368
Other, primarily changes in restricted cash	21,511	6,995	3,723

Net cash used in investing activities	(988,855)	(720,113)	(543,165)

Effect of exchange rate changes on cash	(3,956)	9,368	8,738

Increase (decrease) in cash and cash equivalents	27,756	(39,656)	36,390
Cash and cash equivalents at January 1	100,971	140,627	104,237

Cash and cash equivalents at December 31	$128,727	100,971	140,627

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$116,786	101,152	93,807
Income taxes, net of refunds	289,616	21,405	26,955

Non-cash investing activities:
Changes in accounts payable related to purchases of revenue earning equipment	11,591	72,461	(9,379)
Revenue earning equipment acquired under capital leases	433	54,094	66,681
See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred						Accumulated
	Stock	Common Stock		Additional			Other
				Paid-In	Retained	Deferred	Comprehensive
	Amount	Shares	Par	Capital	Earnings	Compensation	Loss	Total

	(Dollars in thousands, except per share amounts)
Balance at January 1, 2003	$—	62,440,937	$31,220	544,283	806,761	(3,423)	(270,626)	1,108,215

Components of comprehensive income:
Net earnings	—	—	—	—	131,436	—	—	131,436
Foreign currency translation adjustments	—	—	—	—	—	—	52,308	52,308
Additional minimum pension liability adjustment, net of tax of $22,589	—	—	—	—	—	—	41,376	41,376
Unrealized gain related to derivatives accounted for as hedges	—	—	—	—	—	—	286	286

Total comprehensive income								225,406
Common stock dividends declared — $0.60 per share	—	—	—	—	(37,984)	—	—	(37,984)
Common stock issued under employee stock option and stock purchase plans(1)	—	2,233,900	1,117	47,243	—	(1,784)	—	46,576
Benefit plan stock purchases(2)	—	(2,953)	(1)	(74)	—	—	—	(75)
Common stock repurchases	—	(117,500)	(59)	(1,064)	(2,372)	—	—	(3,495)
Tax benefit from employee stock options	—	—	—	4,852	—	—	—	4,852
Amortization and forfeiture of nonvested stock	—	(66,898)	(33)	(1,397)	—	2,320	—	890

Balance at December 31, 2003	—	64,487,486	32,244	593,843	897,841	(2,887)	(176,656)	1,344,385

Components of comprehensive income:
Net earnings	—	—	—	—	215,609	—	—	215,609
Foreign currency translation adjustments	—	—	—	—	—	—	27,983	27,983
Additional minimum pension liability adjustment, net of tax of $(2,186)	—	—	—	—	—	—	(1,072)	(1,072)
Unrealized gain related to derivatives accounted for as hedges	—	—	—	—	—	—	324	324

Total comprehensive income								242,844
Common stock dividends declared — $0.60 per share	—	—	—	—	(38,731)	—	—	(38,731)
Common stock issued under employee stock option and stock purchase plans(1)	—	3,538,235	1,769	88,693	—	(3,613)	—	86,849
Benefit plan stock sales(2)	—	20,945	10	884	—	—	—	894
Common stock repurchases	—	(3,714,559)	(1,857)	(35,932)	(111,237)	—	—	(149,026)
Tax benefit from employee stock options	—	—	—	21,071	—	—	—	21,071
Amortization and forfeiture of nonvested stock	—	(21,255)	(11)	(407)	—	2,320	—	1,902

Balance at December 31, 2004	—	64,310,852	32,155	668,152	963,482	(4,180)	(149,421)	1,510,188

Components of comprehensive income:
Net earnings	—	—	—	—	226,929	—	—	226,929
Foreign currency translation adjustments	—	—	—	—	—	—	(21,024)	(21,024)
Additional minimum pension liability adjustment, net of tax of $(16,076)	—	—	—	—	—	—	(32,169)	(32,169)
Unrealized loss related to derivatives accounted for as hedges	—	—	—	—	—	—	(305)	(305)

Total comprehensive income								173,431
Common stock dividends declared — $0.64 per share	—	—	—	—	(40,929)	—	—	(40,929)
Common stock issued under employee stock option and stock purchase plans(1)	—	1,258,555	629	33,315	—	(5,646)	—	28,298
Benefit plan stock purchases(2)	—	(12,643)	(6)	(369)	—	—	—	(375)
Common stock repurchases	—	(3,659,056)	(1,829)	(39,004)	(111,118)	—	—	(151,951)
Tax benefit from employee stock options	—	—	—	5,670	—	—	—	5,670
Amortization and forfeiture of nonvested stock	—	(28,235)	(14)	(1,090)	—	4,228	—	3,124

Balance at December 31, 2005	$—	61,869,473	$30,935	666,674	1,038,364	(5,598)	(202,919)	1,527,456

(1)	Net of common shares delivered as payment for the exercise price or to satisfy the option holders’ withholding tax liability upon exercise of options.
(2)	Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plans.
See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation
      The consolidated financial statements include the accounts of Ryder System, Inc. and all entities in which Ryder System, Inc. has a controlling voting interest (“subsidiaries”) and variable interest entities (“VIE”) required to be consolidated in accordance with U.S. GAAP (collectively referred to as “Ryder”). All significant intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

Consolidation of Variable Interest Entities
      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” (as revised by FIN 46-R issued December 2003) that established accounting guidance for identifying VIEs, including special-purpose entities, and when to include the assets, liabilities, noncontrolling interests and results of activities of VIEs in an enterprise’s consolidated financial statements. Prior to FIN 46, which clarified the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” a partially owned entity was only consolidated if we controlled it through ownership of a majority voting interest in the entity. FIN 46 requires consolidation of VIEs if the primary beneficiary has a variable interest (or combination of variable interests) that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. The enterprise consolidating a VIE is the primary beneficiary of that entity. FIN 46 applied immediately to VIEs created after January 31, 2003. For VIEs in existence before February 1, 2003, FIN 46 as amended applied to the first fiscal period ending after December 15, 2003, although the FASB encouraged earlier application.
      Effective July 1, 2003, we adopted FIN 46 and, as a result of adopting FIN 46, we consolidated three VIEs that were established in connection with sale-leaseback transactions of revenue earning equipment in which we sold revenue earning equipment to a special-purpose entity and then leased the revenue earning equipment back as lessee under operating lease arrangements. As part of these transactions, we provided credit enhancements and residual value guarantees that obligated us to absorb the majority of the expected losses from such entities, if any are realized. Therefore, FIN 46 required that these entities be consolidated. The credit enhancements, in the form of cash reserve deposits, as well as the revenue earning equipment under lease serve as collateral for the VIEs’ long-term borrowings. The creditors of the VIEs do not have recourse to the general assets of Ryder.
      The assets and liabilities of consolidated VIEs are measured in the amounts at which they would have been recorded in the consolidated financial statements if FIN 46 had been effective at the inception of the transactions. Accordingly, effective July 1, 2003, we recorded additional revenue earning equipment of $421 million and additional debt of $414 million, in addition to recognizing a non-cash pre-tax cumulative effect charge of $5 million ($3 million on an after-tax basis, or $0.05 per diluted common share). Concurrent with the consolidation of the VIEs, we began recognizing depreciation expense attributed to the revenue earning equipment of the VIEs and interest expense on the additional debt of the VIEs in lieu of rent expense. The cumulative effect charge primarily represented depreciation and interest expense of the VIEs that would have been recorded had FIN 46 been in effect since lease inception, in excess of rent expense recorded under operating leases. The charge is expected to reverse in operating earnings through 2006. The consolidation of the VIEs did not have a significant impact on our consolidated net earnings. However, both net cash provided by operating activities and our free cash flow measure increased beginning July 2003 due to the add-back of depreciation expense on the VIEs’ revenue earning equipment and net cash used in financing activities also increased due to principal payments on VIEs’ debt.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Use of Estimates
      The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on management’s best knowledge of historical trends, actions that we may take in the future, and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available. Areas where the nature of the estimate make it reasonably possible that actual results could materially differ from the amounts estimated include: depreciation and residual value guarantees, employee retirement plan obligations, self-insurance accruals, impairment assessments on long-lived assets (including goodwill and indefinite-lived intangible assets), revenue recognition, income tax liabilities, and contingent liabilities.

Cash Equivalents
      All investments in highly liquid debt instruments with maturities of three months or less at the date of purchase are classified as cash equivalents.

Restricted Cash
      We hold restricted cash in connection with our sale-leaseback transactions of revenue earning equipment with VIE’s that were consolidated as part of the adoption of FIN 46. The restricted cash is in the form of a cash collection account, which holds cash that will be distributed as part of the next scheduled debt payment, and a cash reserve deposit, which serves as collateral for the VIE’s borrowings. The restricted cash is classified within “Prepaid expenses and other current assets” if it is of a short-term nature or within “Direct financing leases and other assets” if it is of a long-term nature. As of December 31, 2005 and 2004, we classified $8 million and $20 million, respectively, of restricted cash within “Prepaid expenses and other current assets” and $15 million and $25 million, respectively, within “Direct financing leases and other assets.”

Revenue Recognition
      We recognize revenue when persuasive evidence of an arrangement exists, the services have been rendered to customers or delivery has occurred, the pricing is fixed or determinable, and collectibility is reasonably assured. We are required to make judgments about whether pricing is fixed or determinable and whether or not collectibility is reasonably assured. Revenue is recorded on a “gross” or “net” basis depending on whether we are acting as “principal” or “agent.” We serve as the principal in those arrangements in which we have substantial risks and rewards of ownership and, accordingly, record revenue on a gross basis, without deducting third-party services costs. For those arrangements in which we do not have substantial risks and rewards of ownership, we are considered an agent in the contract and, accordingly, record revenue net of third-party services costs.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

changes in rates attributed to changes in the CPI are considered contingent rentals and recognized as earned.

•	Contract maintenance revenue is recognized on a straight-line basis as maintenance services are rendered over the terms of the related agreements. Contract maintenance agreements allow for rate changes based upon changes in the CPI. Maintenance agreements also provide for a fixed per-mile charge. The fixed per-mile charge and the changes in rates attributed to changes in the CPI are recognized as earned.

•	Direct financing lease revenue is recognized using the effective interest method, which provides a constant periodic rate of return on the outstanding investment on the lease.

•	Fuel services revenue is recognized when fuel is delivered to customers.
Supply Chain Solutions (SCS) and Dedicated Contract Carriage (DCC)

•	Revenue from service contracts is recognized as services are rendered in accordance with contract terms, which typically include discrete billing rates for the services.

Accounts Receivable Allowance
      We maintain an allowance for uncollectible customer receivables and billing adjustments related to certain discounts and billing corrections. Estimates for credit losses and billing adjustments are updated regularly based on historical experience of bad debts and billing adjustments processed, current collection trends and aging analysis. Accounts are charged against the allowance when determined to be uncollectible. The allowance is maintained at a level deemed appropriate based on loss experience and other factors affecting collectibility.

Inventories
      Inventories, which consist primarily of fuel, tires and vehicle parts, are valued using the lower of cost (specific identification or average cost) or market.

Revenue Earning Equipment, Operating Property and Equipment, and Depreciation
      Revenue earning equipment, principally vehicles, and operating property and equipment are stated at cost including vendor rebates. Revenue earning equipment and operating property and equipment under capital lease are stated at the lower of the present value of minimum lease payments or fair value. The cost of vehicle replacement tires and tire repairs are expensed as incurred. Vehicle repairs and maintenance that extend the life or increase the value of a vehicle are capitalized, whereas ordinary maintenance and repairs are expensed as incurred. Direct costs incurred in connection with developing or obtaining internal-use software are capitalized. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.
      Provision for depreciation is computed using the straight-line method on all depreciable assets. Ryder periodically reviews and adjusts the residual values and useful lives of revenue earning equipment based on current and expected operating trends and projected realizable values. Gains and losses on operating property and equipment sales are reflected in “Miscellaneous income, net.”
      We routinely dispose of revenue earning equipment as part of our FMS business. Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. Adjustments to the carrying value of assets are reported as depreciation expense and were $14 million, $8 million and $6 million in 2005, 2004 and 2003, respectively. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (tractors, trucks, trailers), weight class, age and other characteristics, as relevant, and create classes of similar assets for analysis purposes. Fair value is

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
determined based upon recent market prices for sales of each class of similar assets and vehicle condition. The net carrying value for revenue earning equipment held for sale attributed to the FMS business segment was $95 million and $76 million at December 31, 2005 and 2004, respectively, and is classified within “Revenue earning equipment, net.”
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

Impairment of Long-Lived Assets Other than Goodwill
      Long-lived assets held and used, including intangible assets with finite lives, are tested for recoverability when circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of long-lived assets is evaluated by comparing the carrying amount of an asset or asset group to management’s best estimate of the undiscounted future operating cash flows (excluding interest charges) expected to be generated by the asset or asset group. If these comparisons indicate that the asset or asset group is not recoverable, an impairment loss is recognized for the amount by which the carrying value of the asset or asset group exceeds fair value. Fair value is determined by quoted market price, if available, or an estimate of projected future operating cash flows, discounted using a rate that reflects the related operating segment’s average cost of funds. Long-lived assets to be disposed of, including indefinite-lived intangible assets, are reported at the lower of carrying amount or fair value less costs to sell.

Self-Insurance Accruals
      Ryder retains a portion of the accident risk under vehicle liability, workers’ compensation and other insurance programs. Under our insurance programs, we have traditionally retained the risk of loss in various amounts up to $1 million on a per occurrence basis. Effective October 1, 2005, we adjusted our vehicle liability policies to retain the risk of loss in various amounts up to $3 million on a per occurrence

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
basis. We also maintain additional insurance at certain amounts in excess of our respective underlying retention. Accruals are based primarily on the actuarially estimated, undiscounted cost of claims, which includes claims incurred but not reported. Such liabilities are based on estimates. While we believe that the amounts are adequate, there can be no assurance that changes to our estimates may not occur due to limitations inherent in the estimation process. Changes in the estimates of these accruals are charged or credited to earnings in the period determined. Amounts estimated to be paid within the next year have been classified as “Accrued expenses and other current liabilities” with the remainder included in “Other non-current liabilities.”

Residual Value Guarantees and Deferred Gains
      Ryder periodically enters into agreements for the sale and operating leaseback of revenue earning equipment. These leases contain purchase and (or) renewal options as well as limited guarantees of the lessor’s residual value (“residual value guarantees”). We periodically review the residual values of revenue earning equipment that we lease from third parties and our exposures under residual value guarantees. The review is conducted in a manner similar to that used to analyze residual values and fair values of owned revenue earning equipment. The amount of residual value guarantees expected to be paid is recognized as rent expense over the expected remaining term of the lease. Adjustments in the estimate of residual value guarantees are recognized prospectively over the expected remaining lease term. While we believe that the amounts are adequate, changes to our estimates of residual value guarantees may occur due to changes in the market for used vehicles, the condition of the vehicles at the end of the lease and inherent limitations in the estimation process.
      Gains on the sale and operating leaseback of revenue earning equipment are deferred and amortized on a straight-line basis over the term of the lease as a reduction of rent expense.

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
      We are subject to tax audits in numerous jurisdictions in the U.S. and around the world. Tax audits by their very nature are often complex and can require several years to complete. In the normal course of business, we are subject to challenges from the IRS and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. As part of our calculation of the provision for income taxes on earnings, we record the amount we expect to incur as a result of tax audits as part of accrued income taxes. Such accruals require management to make estimates and judgments with respect to the ultimate outcome of a tax audit. Accruals for income tax exposures expected to be settled within the next year are included in “Accrued expenses and other current liabilities” with the remainder included in “Other non-current liabilities.”

Environmental Expenditures
      We record liabilities for environmental assessments and (or) cleanup when it is probable a loss has been incurred and the costs can be reasonably estimated. Management works with independent third-party specialists in order to effectively assess our environmental liabilities. Environmental liability estimates may include costs such as anticipated site testing, consulting, remediation, disposal, post-remediation monitoring and legal fees, as appropriate. The liability does not reflect possible recoveries from insurance companies or

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
reimbursement of remediation costs by state agencies, but does include estimates of cost sharing with other potentially responsible parties. Estimates are not discounted, as the timing of the anticipated cash payments is not fixed or readily determinable. Claims for reimbursement of remediation costs are recorded when recovery is deemed probable.

Derivative Instruments and Hedging Activities
      We use financial instruments, including forward exchange contracts, futures, swaps and cap agreements to manage our exposures to movements in interest rates and foreign currency exchange rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk or cost to Ryder. We do not enter into derivative financial instruments for trading purposes. We limit our risk that counterparties to the derivative contracts will default and not make payments by entering into derivative contracts only with counterparties comprised of large banks and financial institutions that meet established credit criteria. We do not expect to incur any losses as a result of counterparty default.
      On the date a derivative contract is entered into we formally document, among other items, the intended hedging designation and relationship, along with the risk management objectives and strategies for entering into the derivative contract. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives we used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively.
      The hedging designation may be classified as follows:
      No Hedging Designation. The gain or loss on a derivative instrument not designated as an accounting hedging instrument is recognized currently in earnings.
      Fair Value Hedge. A hedge of a recognized asset or liability or an unrecognized firm commitment is considered as a fair value hedge. For fair value hedges, both the effective and ineffective portions of the changes in the fair value of the derivative, along with the gain or loss on the hedged item that is attributable to the hedged risk, are recorded in earnings and reported in the Consolidated Statements of Earnings on the same line as the hedged item.
      Cash Flow Hedge. A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability is considered as a cash flow hedge. The effective portion of the change in the fair value of a derivative that is declared as a cash flow hedge is recorded in “Accumulated other comprehensive loss” until earnings are affected by the variability in cash flows of the designated hedged item.
      Net Investment Hedge. A hedge of a net investment in a foreign operation is considered as a net investment hedge. The effective portion of the change in the fair value of the derivative used as a net investment hedge of a foreign operation is recorded in the currency translation adjustment account within “Accumulated other comprehensive loss.” The ineffective portion, if any, on the hedged item that is attributable to the hedged risk is recorded in earnings and reported in the Consolidated Statements of Earnings as “Miscellaneous income, net.”

Foreign Currency Translation
      Our foreign operations generally use the local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. If exchangeability between the functional currency and the U.S. dollar is temporarily lacking at the balance sheet date, the first subsequent rate at which exchanges can be made is used to translate assets and liabilities. Income statement items are translated at the average exchange rates for the year. The impact of

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
currency fluctuations is included in “Accumulated other comprehensive loss” as a currency translation adjustment. Gains and losses resulting from foreign currency transactions, the amounts of which are not material for any of the periods presented, are included in “Miscellaneous income, net.”

Share-Based Compensation
      At December 31, 2005, Ryder had various share-based employee compensation plans, which are described more fully in Note 22, “Share-Based Compensation Plans.” We recognize share-based compensation using the intrinsic value method. Under this method, we recognize compensation cost based on the excess, if any, of the quoted market price of our common stock at the date of grant (or other measurement date) and the amount an employee must pay to acquire the common stock. We recognize compensation expense for nonvested stock issued to employees and directors.
      The following table illustrates the effect on net earnings and earnings per common share if we had applied the fair value method of accounting to share-based employee compensation. The fair values of options granted were estimated at the dates of grant using the Black-Scholes-Merton option-pricing valuation model.

	Years ended December 31

	2005	2004	2003

	(In thousands, except per share amounts)
Net earnings, as reported	$226,929	215,609	131,436
Add: Share-based employee compensation expense included in reported net earnings, net of tax	1,931	1,155	523
Deduct: Total share-based employee compensation expense determined under fair value method for all awards, net of tax	(9,666)	(8,971)	(5,694)

Pro forma net earnings	$219,194	207,793	126,265

Earnings per common share:
Basic:
As reported	$3.56	3.35	2.09
Pro forma	$3.44	3.23	2.01
Diluted:
As reported	$3.52	3.28	2.06
Pro forma	$3.39	3.16	1.98

Earnings Per Share
      Basic earnings per common share is computed by dividing net earnings by the weighted-average number of common shares outstanding. Nonvested stock (restricted stock) granted to employees and directors are not included in the computation of basic earnings per common share until the securities vest. Diluted earnings per common share reflect the dilutive effect of potential common shares from securities such as stock options and unvested restricted stock. The dilutive effect of stock options and restricted stock is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and vesting of restricted stock would be used to purchase common shares at the average market price for the period.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share Repurchases
      Repurchases of shares of common stock are made periodically in open-market transactions using working capital and are subject to market conditions, legal requirements and other factors. The cost of share repurchases is allocated between common stock and retained earnings based on the amount of additional paid-in capital at the time of the share repurchase.

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

Reclassifications
      In order to maintain consistency and comparability between periods, certain reclassifications of amounts previously reported have been made to the accompanying Consolidated Financial Statements and related notes at December 31, 2004 and for the years ended December 31, 2004 and 2003.
      We previously allocated a portion of the acquisition costs of revenue earning equipment and service vehicles to tires in service (current asset on our Consolidated Balance Sheets) and amortized tires in service over the lives of the vehicles and equipment. The cost of replacement tires and tire repairs are expensed as incurred. In 2005, we concluded that we should reclassify the portion of the acquisition cost of revenue earning equipment and service vehicles allocated to tires in service so that it would be classified together with the related revenue earning equipment and service vehicles (operating property and equipment). We believe this classification improves the transparency of our total vehicle investment. The reclassification of tires in service to revenue earning equipment and service vehicles decreased current assets by $176 million and increased revenue earning equipment, net by $175 million and operating property and equipment, net by $1 million at December 31, 2004. The reclassification of tires in service also impacted the classification of the related deferred taxes which increased prepaid expenses and other current assets and deferred income taxes by $45 million at December 31, 2004.
      Our cash is impacted by fluctuations in exchange rates in the foreign countries in which we operate. During the years ended December 31, 2005, 2004 and 2003, our cash was impacted by $(4) million, $9 million and $9 million, respectively due to fluctuations in exchange rates. Accordingly, certain amounts reflected in the accompanying Consolidated Statement of Cash Flows for the years ended December 31, 2004 and 2003 have been adjusted to separately classify the impact of exchange rates on cash. We have also reclassified changes in restricted cash balances from operating activities to investing activities. These reclassifications did not have a material impact on the amounts reported for any period or respective trend.

Recent Accounting Pronouncements
      In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (SFAS No. 123R), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Share-Based Compensation,” and supersedes APB Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
literature. SFAS No. 123R was to be adopted no later than July 1, 2005. However, in April 2005, the Securities and Exchange Commission (SEC) issued a release that amended the compliance dates for SFAS No. 123R. Under the SEC’s new rule, we will be required to apply SFAS No. 123R as of January 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. For Ryder, the modified prospective method requires compensation cost to be recognized beginning January 1, 2006 based on the requirements of SFAS No. 123R for all share-based payments granted after December 31, 2005 and based on the requirements of SFAS No. 123 for all awards granted to employees prior to January 1, 2006 that remain unvested on January 1, 2006. The modified retrospective method includes the requirements of the modified prospective method described above, but also permits companies to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. We plan to adopt SFAS No. 123R using the modified prospective method.
      As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method of APB No. 25 and, as such, generally recognize no compensation cost for employee stock options and stock purchase plans. Accordingly, the adoption of the fair value method from SFAS No. 123R will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of the adoption of SFAS No. 123R depends on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of SFAS No. 123R would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings and earnings per share. The adoption of SFAS No. 123R will reduce net operating cash flows and increase net financing cash flows in periods of adoption as a result of the classification requirements of the benefits of tax deductions in excess of recognized compensation cost. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $6 million, $21 million and $5 million in 2005, 2004 and 2003, respectively.
      In May 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-2 (FSP 109-2), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 allowed an enterprise for time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. During 2005, we completed our analysis of the costs and benefits of repatriating funds under the Jobs Act and decided not to repatriate foreign earnings; therefore, there was no impact from the repatriation provisions of the Jobs Act.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.	ACCOUNTING CHANGES
      The following table summarizes the after-tax non-cash charges recorded in connection with accounting standards adopted in 2005 and 2003:

	Years ended
	December 31

	2005	2003

	(In thousands)
FIN 47 — Conditional asset retirement obligations	$(2,440)	—
FIN 46 — Variable interest entities (See Note 1)	—	(2,954)
SFAS No. 143 — Asset retirement obligations	—	(1,169)

Cumulative effect of changes in accounting principles	$(2,440)	(4,123)

      Effective December 31, 2005, we adopted FIN 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of FIN 47 impacted our accounting for the conditional obligation to remove underground storage tanks located at our maintenance facilities. Upon adoption of this standard, we recorded additional operating property and equipment, net of $2 million and additional current and non-current liabilities of $6 million, in addition to recognizing a non-cash pre-tax cumulative effect charge of $4 million ($2 million on an after tax-basis, or $0.04 per diluted common share). Adoption of this standard would not have had a material impact on our results of operations or financial condition for each of the earlier periods presented.
      Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. Upon adoption of this standard, we recorded additional revenue earning equipment, net of $1 million and additional current and non-current liabilities of $3 million, in addition to recognizing a non-cash pre-tax cumulative effect charge of $2 million ($1 million on an after-tax basis, or $0.02 per diluted common share), consisting primarily of costs associated with the retirement of certain components of revenue earning equipment.
      During 2004, Ryder did not record any cumulative effect charge in connection with the adoption of accounting standards.

3.	DISCONTINUED OPERATIONS
      On September 13, 1999, we completed the sale of our public transportation services business (RPTS), which was accounted for as discontinued operations. In connection with the RPTS divestiture, we retained various RPTS insurance claim liabilities that related to pre-divestiture operations. During the fourth quarter of 2005, we adjusted our estimates of these insurance liabilities based on revised actuarial estimates and reduced the carrying amount of these liabilities. We also recorded various immaterial

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
amounts from the reversal of liabilities established as part of other business divestitures that had been accounted for as discontinued operations in prior years. The aggregate impact of these adjustments was a pre-tax benefit of $3 million ($2 million on an after-tax basis, or $0.03 per diluted common share).

4.	ACQUISITIONS
      4G’s Acquisition — On March 7, 2005, Ryder acquired the fleet and customers of 4G’s Truck Renting Co. (4G’s), a privately-owned local truck leasing and rental company located in New York, for approximately $8 million in cash.
      Ruan Acquisition — On March 1, 2004, Ryder completed an asset purchase agreement with Ruan Leasing Company (Ruan) under which we acquired Ruan’s fleet of approximately 6,400 vehicles, 37 of its 111 service locations and more than 500 customers. Ryder also acquired full service contract maintenance agreements covering approximately 1,700 vehicles. The combined Ryder and Ruan network has allowed us to leverage our existing U.S. infrastructure in key markets while adding new infrastructure to strengthen our presence in targeted areas of the Midwest, Southeast, Mid-Atlantic and Southwest. At December 31, 2005, approximately $143 million of the adjusted purchase price of $147 million had been paid with the remaining amount expected to be paid by the first quarter of 2006.
      General Acquisition — On December 31, 2003, Ryder completed an asset purchase agreement with General Car and Truck Leasing System, Inc. (General) under which we acquired General’s fleet of approximately 4,200 vehicles, 15 of its 34 service locations and more than 700 customers. The combined Ryder and General network has allowed us to leverage our existing U.S. infrastructure in key markets while adding new infrastructure to strengthen our presence in targeted areas of the Midwest and Southeast. The adjusted purchase price of $108 million was substantially paid by December 31, 2005.
      Vertex Acquisition — On November 15, 2003, Ryder also acquired substantially all of the assets of Vertex Services, LLC (Vertex), an environmental services firm providing fuel storage tank management services, for approximately $2 million in cash.
      The purchase price allocations and resulting impact on the corresponding Consolidated Balance Sheets relating to all acquisitions were as follows:

	Years ended December 31

	2005	2004	2003

	(In thousands)
Assets:
Customer relationship intangibles	$200	5,353	2,330
Goodwill	829	259	1,555
Revenue earning equipment	5,754	138,821	98,236
Other assets	386	3,693	8,780

	7,169	148,126	110,901
Liabilities	(160)	(1,033)	(133)

Purchase price	$7,009	147,093	110,768

Cash paid for acquisitions	$15,110	148,791	96,518

Unpaid purchase price	$4,451	12,552	14,250

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      Pro Forma Information — The operating results of the acquired companies have been included in the consolidated financial statements from the dates of acquisitions. Pro forma results presented exclude the 4G’s and Vertex businesses because the effects of these acquisitions were not significant. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the acquisitions been consummated during the periods for which the pro forma information is presented, or of future results. The pro forma results for 2003 include approximately $27 million of asset impairment charges recorded by one of the acquired entities in the period prior to the acquisition. The following table provides the unaudited pro forma revenue, earnings from continuing operations, net earnings and earnings per diluted common share as if the results of Ruan and General had been included in operations commencing January 1, 2003.

	Unaudited
	December 31

	2004	2003

	(In thousands, except per share
	amounts)
Revenue	$5,173,276	5,044,304
Earnings from continuing operations	$214,193	115,273
Net earnings	$214,193	111,150
Earnings per common share — Diluted:
Continuing operations	$3.26	1.80
Net earnings	$3.26	1.74

5.	RESTRUCTURING AND OTHER CHARGES (RECOVERIES)
      The components of restructuring and other charges (recoveries), net in 2005, 2004 and 2003 were as follows:

	Years ended December 31

	2005	2004	2003

	(In thousands)
Restructuring charges (recoveries), net:
Severance and employee-related costs (recoveries)	$2,449	(1,216)	4,902
Facilities and related costs (recoveries)	181	(79)	(8)

	2,630	(1,295)	4,894
Other charges (recoveries), net:
Asset write-downs	—	(61)	(1,182)
Gain on sale of headquarters complex	—	(24,308)	—
Contract termination and transition costs	746	8,000	—
Insurance reserves — sold business	—	—	(42)
Settlement of commercial dispute	—	(12)	(3,900)

Total	$3,376	(17,676)	(230)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      Allocation of restructuring and other charges (recoveries), net across business segments in 2005, 2004 and 2003 was as follows:

	Years ended December 31

	2005	2004	2003

	(In thousands)
Fleet Management Solutions	$2,752	4,312	(961)
Supply Chain Solutions	677	1,937	536
Dedicated Contract Carriage	34	503	(311)
Central Support Services (CSS)	(87)	(24,428)	506

Total	$3,376	(17,676)	(230)

2005 Activity
      During 2005, Ryder approved a plan to eliminate approximately 160 positions as a result of ongoing cost management and process improvement actions in Ryder’s domestic and international FMS and SCS business segments and CSS. The charge related to these actions included severance and employee-related costs totaling $3 million, relating primarily to the restructuring of our U.K. operations. Many of the eliminated positions in our domestic operations were impacted by Ryder’s decision to outsource certain administration finance and support functions to lower-cost foreign providers. While Ryder informed these employees of the transition plan for eliminating these positions by December 31, 2005, actual transition plans will begin in February 2006 and continue through the remainder of 2006. During 2005, we also reversed severance and employee-related costs of $0.5 million that had been recorded in prior restructurings due to refinements in estimates.
      During 2005, we also closed two administrative offices in the U.S. as a result of the reorganization of our FMS domestic operations and recorded a charge for future cash payments related to the contractual lease obligations.
      Other charges during 2005 related to the termination of certain telecommunication services covered by an information technology contract. As part of ongoing cost management and process improvement actions, Ryder management approved and committed to a plan to transition certain outsourced telecommunication services to Ryder employees. Under the terms of the agreement, Ryder was obligated to pay termination costs in the event of termination prior to the expiration date of 2010. In accordance with the terms of the services agreement, Ryder notified the information technology services provider of its intent to terminate the services and recorded charges totaling nearly $1 million for contract termination costs.

2004 Activity
      Restructuring recoveries, net during 2004 related primarily to employee severance and benefits recorded in prior restructuring charges that were reversed due to refinements in estimates.
      Other recoveries, net during 2004 related primarily to $24 million in gains from properties sold in connection with the relocation of our headquarters. In May 2004, we completed the sale of our corporate headquarters facility for $39 million in cash. In conjunction with this sale, we entered into a lease agreement with the purchaser to lease back the headquarters facility until we relocated to our new headquarters in 2005. The terms of the leaseback agreement met the criteria for a “normal leaseback” and full gain recognition of $22 million. Also during 2004, we recognized gains totaling $2 million from the sale of properties ancillary to our main headquarters facility.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      Other charges during 2004 related to the termination of certain services covered by an information technology contract. As part of ongoing cost containment initiatives, Ryder management approved and committed to a plan to transition certain outsourced information technology infrastructure services to Ryder employees. Under the terms of the agreement, Ryder was obligated to pay termination costs in the event of termination prior to the expiration date of 2010. In accordance with the terms of the services agreement, Ryder notified the information technology services provider of its intent to terminate the services and recorded charges totaling $8 million for contract termination ($6 million) and transition costs incurred since termination ($2 million). By December 31, 2004, all transition activities were completed.

2003 Activity
      During 2003, Ryder approved a plan to eliminate approximately 140 positions as a result of ongoing cost management and process improvement actions in Ryder’s FMS and SCS business segments and CSS. The charge related to these actions included severance and employee-related costs totaling $6 million. While many of these employees had not been terminated by December 31, 2003, such actions were substantially finalized by March 31, 2004. During 2003, we also reversed severance and employee-related costs totaling $1 million that had been recorded in prior restructurings due to refinements in estimates.
      Other recoveries during 2003 principally included a settlement of a commercial dispute pertaining to prior billings with an information technology vendor and gains on sales of owned facilities identified for closure in prior restructuring charges.
      The following table presents a roll-forward of the activity and balances of our restructuring reserve account for the years ended December 31, 2005 and 2004:

			Deductions

	Beginning		Cash	Non-Cash	Ending
	Balance	Additions	Payments	Reductions(1)	Balance

	(In thousands)
Year Ended December 31, 2005:
Employee severance and benefits	$1,125	2,976	1,047	527	2,527
Facilities and related costs	760	460	241	279	700

Total	$1,885	3,436	1,288	806	3,227

Year Ended December 31, 2004:
Employee severance and benefits	$6,665	271	4,324	1,487	1,125
Facilities and related costs	1,322	101	483	180	760

Total	$7,987	372	4,807	1,667	1,885

(1)	Non-cash reductions represent adjustments to the restructuring reserve as actual costs related to employee termination and other exit costs were less than originally estimated.
     At December 31, 2005, outstanding restructuring obligations are generally required to be paid over the next two years.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	RECEIVABLES

	December 31

	2005	2004

	(In thousands)
Trade	$737,253	654,752
Financing lease	67,058	67,671
Income tax	—	3,888
Insurance	10,649	1,523
Vendor rebates	8,880	5,818
Other	10,208	11,106

	834,048	744,758
Allowance	(13,223)	(11,923)

Total	$820,825	732,835

      In September 2005, Ryder Receivable Funding II, L.L.C. (RRF LLC), a bankruptcy remote, consolidated subsidiary of Ryder System, Inc., entered into a Trade Receivables Purchase and Sale Agreement (the Trade Receivables Agreement) with various financial institutions. Under this 364-day program, Ryder sells certain of its domestic trade accounts receivable to RRF LLC who in turn may sell, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit and (or) committed purchasers. Under the terms of the program, RRF LLC and Ryder have provided representations, warranties, covenants and indemnities that are customary for accounts receivable facilities of this type. Ryder entered into this program to provide additional liquidity to fund its operations, particularly when the cost of such sales is cost effective compared with other funding programs, notably the issuance of unsecured commercial paper. This program will be accounted for as a collateralized financing arrangement with the proceeds of receivables sold presented as debt. The available proceeds that may be received by RRF LLC under the program are limited to $200 million. RRF LLC’s costs under this program may vary based on changes in Ryder’s unsecured debt ratings and changes in interest rates. If no event occurs which would cause early termination, the program will expire on September 12, 2006, unless extended by the parties. During 2005, no receivables were sold pursuant to the Trade Receivables Agreement.
      Ryder previously participated in an agreement to sell, with limited recourse, trade receivables on a revolving and uncommitted basis, which expired in December 2004. Under the program, Ryder sold receivables from time to time in order to fund operations, particularly when the cost of such sales was cost effective compared with other means of funding, notably, commercial paper. Losses on receivable sales and related costs associated with this program were $0.5 million in both 2004 and 2003 and included in “Miscellaneous income, net.”

7.	REVENUE EARNING EQUIPMENT

		December 31, 2005			December 31, 2004
	Estimated
	Useful		Accumulated	Net Book		Accumulated	Net Book
	Lives	Cost	Depreciation	Value(1)	Cost	Depreciation	Value(1)

	(In years)	(In thousands)

Full service lease	3 — 12	$5,085,084	(2,113,494)	2,971,590	4,835,049	(2,126,921)	2,708,128
Commercial rental	4.5 — 12	1,572,324	(749,504)	822,820	1,517,427	(718,921)	798,506

Total		$6,657,408	(2,862,998)	3,794,410	6,352,476	(2,845,842)	3,506,634

(1)	Revenue earning equipment, net includes vehicles acquired under capital leases of $17 million, less accumulated amortization of $11 million at December 31, 2005, and $67 million, less accumulated amortization of $24 million at December 31, 2004. Amortization expense attributed to vehicles acquired under capital leases is combined with depreciation expense.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Revenue earning equipment captioned as “full service lease” and “commercial rental” is differentiated exclusively by the service line in which the equipment is employed. Two core service offerings of Ryder’s FMS business segment are full service leasing and short-term commercial rental. Under a full service lease, Ryder provides customers with vehicles, maintenance, supplies (including fuel), ancillary services and related equipment necessary for operation, while our customers exercise control of the related vehicles over the lease term (generally three to seven years depending upon the nature of the equipment). We also provide short-term rentals, which tend to be seasonal, to customers to supplement their fleets during peak business periods.

8.	OPERATING PROPERTY AND EQUIPMENT

		December 31
	Estimated
	Useful Lives	2005	2004

	(In years)	(In thousands)
Land	—	$106,562	105,820
Buildings and improvements	10 — 40	587,283	573,717
Machinery and equipment	3 — 10	471,691	475,652
Other	3 — 10	69,870	65,168

		1,235,406	1,220,357
Accumulated depreciation		(748,604)	(739,989)

Total		$486,802	480,368

9.	GOODWILL
      In 2005, we completed our annual goodwill impairment test and determined there was no impairment. The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	Fleet	Supply	Dedicated
	Management	Chain	Contract
	Solutions	Solutions	Carriage	Total

	(In thousands)
Balance at December 31, 2003	$126,318	24,410	4,900	155,628
Acquisitions(1)	260	—	—	260
Currency translation adjustment	751	1,265	—	2,016

Balance at December 31, 2004	127,329	25,675	4,900	157,904
Acquisitions(2)	827	—	—	827
Currency translation adjustment	(1,394)	(1,552)	—	(2,946)

Balance at December 31, 2005	$126,762	24,123	4,900	155,785

(1)	Amount represents purchase accounting adjustments relating to the November 2003 acquisition of Vertex.

(2)	Amount represents goodwill related to the acquisition of 4G’s.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.	INTANGIBLE ASSETS

	December 31

	2005	2004

	(In thousands)
Indefinite lived intangible assets:
Trade name	$8,686	8,686
Pension intangible	7,333	8,804

	16,019	17,490

Finite lived intangible assets:
Customer relationship intangibles(1)	7,883	7,683
Accumulated amortization	(1,440)	(653)

	6,443	7,030

Total	$22,462	24,520

(1)	Customer relationship intangibles are being amortized on a straight-line basis over their estimated useful lives of 10 years.
     The Ryder trade name has been identified as having an indefinite useful life. We recorded amortization expense associated with finite lived intangible assets of approximately $1 million in 2005 and 2004. Based on the current amount of finite lived intangible assets, we estimate amortization expense to be approximately $1 million for each of the next five years.

11.	DIRECT FINANCING LEASES AND OTHER ASSETS

	December 31

	2005	2004

	(In thousands)
Direct financing leases, net	$321,058	333,339
Restricted cash (vehicle securitization credit enhancements)	14,592	24,537
Investments held in Rabbi Trust	24,220	21,737
Insurance receivable	21,728	7,275
Deferred debt issuance costs	9,922	6,933
Swap and cap agreements	395	4,911
Other	18,135	17,799

Total	$410,050	416,531

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.	ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31, 2005			December 31, 2004

	Accrued	Non-Current		Accrued	Non-Current
	Expenses	Liabilities	Total	Expenses	Liabilities	Total

	(In thousands)
Salaries and wages	$79,386	—	79,386	82,613	—	82,613
Pension benefits	71,289	166,384	237,673	39,189	114,099	153,288
Deferred compensation	3,134	20,212	23,346	3,589	20,701	24,290
Other postretirement benefits	7,381	24,483	31,864	7,441	27,324	34,765
Employee benefits	3,746	—	3,746	8,607	—	8,607
Insurance obligations(1)	111,163	192,077	303,240	108,339	167,884	276,223
Residual value guarantees	3,622	1,678	5,300	3,617	2,589	6,206
Vehicle rent	1,917	3,606	5,523	1,501	3,086	4,587
Deferred vehicle gains	1,087	2,450	3,537	10,286	1,482	11,768
Environmental liabilities	3,536	12,970	16,506	5,518	10,713	16,231
Asset retirement obligations	3,075	10,181	13,256	789	4,580	5,369
Operating taxes	87,489	—	87,489	81,984	—	81,984
Income taxes	95,352	26,971	122,323	246,896	29,090	275,986
Restructuring	2,714	513	3,227	1,885	—	1,885
Interest	17,918	—	17,918	16,442	—	16,442
Cross-currency swap	—	9,739	9,739	—	15,946	15,946
Customer deposits	19,596	—	19,596	18,115	—	18,115
Other	57,316	16,004	73,320	70,093	11,060	81,153

Total	$569,721	487,268	1,056,989	706,904	408,554	1,115,458

(1)	Insurance obligations are primarily comprised of self-insurance accruals.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.	INCOME TAXES
      The components of earnings from continuing operations before income taxes and the provision for income taxes were as follows:

	Years ended December 31

	2005	2004	2003

	(In thousands)
Earnings from continuing operations before income taxes:
United States	$307,854	270,666	155,376
Foreign	49,234	60,456	57,099

Total	$357,088	331,122	212,475

Current tax expense:
Federal(1)	$133,459	88,920	—
State(1)	2,797	3,958	4,039
Foreign	18,114	12,820	21,410

	$154,370	105,698	25,449

Deferred tax (benefit) expense:
Federal	$(22,337)	(6,001)	45,230
State	(40)	9,510	6,564
Foreign	(2,533)	6,306	(327)

	(24,910)	9,815	51,467

Provision for income taxes	$129,460	115,513	76,916

(1)	Excludes federal and state tax benefits resulting from the exercise of stock options and vesting of restricted stock awards, which were credited directly to “Additional paid-in capital.”
     A reconciliation of the federal statutory tax rate with the effective tax rate follows:

	Years ended December 31

	2005	2004	2003

	(Percentage of pre-tax earnings)
Federal statutory tax rate	35.0	35.0	35.0
Impact on deferred taxes for changes in tax rates	(2.2)	(0.2)	0.7
State income taxes, net of federal income tax benefit	2.7	2.9	3.2
Tax reviews and audits	—	(2.8)	—
Miscellaneous items, net	0.8	—	(2.7)

Effective tax rate	36.3	34.9	36.2

      The 2005 effective tax rate includes a tax benefit of $8 million associated with the State of Ohio enacted tax legislation, which phases out the Ohio corporate franchise (income) tax and phases in a new gross receipts tax called the Commercial Activity Tax (CAT) over a five-year period. While the corporate franchise (income) tax was generally based on federal taxable income, the CAT is based on current-year sales and rentals in Ohio. As required by Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” the elimination of Ohio’s corporate franchise (income) tax over the next five years resulted in a favorable adjustment to deferred income taxes.
      The 2004 effective tax rate includes a net tax benefit of $9 million associated with the completion of the audit of our federal income tax returns for the 1995 to 1997 period, partially offset by provisions made for loss contingencies related to the audit of the 1998 through 2000 period.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      The components of the net deferred income tax liability were as follows:

	December 31

	2005	2004

	(In thousands)
Deferred income tax assets:
Self-insurance accruals	$66,202	74,140
Net operating loss carryforwards	31,143	40,495
Accrued compensation and benefits	32,061	33,074
Pension benefits	64,679	43,884
Miscellaneous other accruals	40,659	65,210

	234,744	256,803
Valuation allowance	(12,367)	(11,559)

	222,377	245,244

Deferred income tax liabilities:
Property and equipment bases difference	(1,001,218)	(1,063,596)
Other items	(14,446)	(15,559)

	(1,015,664)	(1,079,155)

Net deferred income tax liability(1)	$(793,287)	(833,911)

(1)	Deferred tax assets of $56 million and $82 million have been included in “Prepaid expenses and other current assets” at December 31, 2005 and 2004, respectively.
     We do not provide for U.S. deferred income taxes on temporary differences related to our foreign investments that are considered permanent in duration. These temporary differences consist primarily of undistributed foreign earnings of $309 million at December 31, 2005. A full foreign tax provision has been made on these undistributed foreign earnings. Determination of the amount of deferred taxes on these temporary differences is not practicable due to foreign tax credits and exclusions.
      At December 31, 2005, various subsidiaries have state net operating loss carryforwards of $19 million expiring through tax year 2024. We also have foreign net operating losses of $12 million that are available to reduce future income tax payments in several countries, subject to varying expiration rules. A valuation allowance has been established to reduce deferred income tax assets, principally foreign tax loss carryforwards to amounts expected to be realized.
      We are subject to tax audits in numerous jurisdictions in the U.S. and around the world. Tax audits by their very nature are often complex and can require several years to complete. The Internal Revenue Service (IRS) has now closed audits of our U.S. federal income tax returns through fiscal year 2000.
      The audit of our federal income tax returns for 1995 through 1997 was in the appeals process with the IRS since 2002. In December 2004, Ryder received notification that the Congressional Joint Committee on Taxation (Joint Committee) had approved our claims for capital loss refunds and carryforwards in connection with the audit of these tax years. The tax benefit associated with these claims was recognized upon final approval by the Joint Committee.
      In 2003, the IRS began auditing our federal income tax returns for the 1998 to 2000 tax period. In November 2004, the IRS proposed adjustments that challenged certain of our tax positions primarily related to (i) a capital loss on the sale of a minority interest in our captive insurance company, (ii) the tax treatment for a sale and leaseback of certain revenue earning equipment in 1999 and 2000 (not involving our securitization activities), and (iii) the tax basis for certain revenue earning equipment acquired in 1998 and related depreciation for such assets. The IRS also proposed penalties for the underpayment of tax. In February 2005, we resolved all issues with the IRS related to the 1998 to 2000

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
tax period, including interest and penalties. In connection with the resolution of this audit, on February 22, 2005, we paid $176 million (after utilization of all available federal net operating losses and alternative minimum tax credit carry-forwards), including interest through the date of payment. The amount we paid was consistent with our accruals as of December 31, 2004, and was included in “Accrued expenses and other current liabilities.”
      In 2005, the IRS began auditing our federal income tax returns for 2001 through 2003. We believe that Ryder has not entered into any other transactions since 2000 that raise the same type of issues identified by the IRS in the most recent audit.

14.	LEASES

Direct Financing Leases
      Ryder leases revenue earning equipment to customers as direct financing leases. During 2005, an insignificant number of leases of used revenue earning equipment to customers qualified as sales-type leases and have been grouped together with direct financing leases in the following table. The net investment in direct financing leases consisted of:

	December 31

	2005	2004

	(In thousands)
Total minimum lease payments receivable	$632,194	646,950
Less: Executory costs	(193,598)	(193,892)

Minimum lease payments receivable	438,596	453,058
Less: Allowance for uncollectibles	(851)	(782)

Net minimum lease payments receivable	437,745	452,276
Unguaranteed residuals	73,147	86,323
Less: Unearned income	(122,776)	(137,589)

Net investment in direct financing leases	388,116	401,010
Current portion	(67,058)	(67,671)

Non-current portion	$321,058	333,339

Operating Leases as Lessee
      Ryder leases vehicles, facilities and office equipment under operating lease agreements. Generally, vehicle lease agreements specify that rental payments be adjusted periodically based on changes in interest rates and provide for early termination at stipulated values. None of our leasing arrangements contain restrictive financial covenants.
      We periodically enter into sale and leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors (e.g., regional banks, pension plans, insurance companies, etc.) and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions that are not deemed to be VIEs. In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense. During 2004, we completed two sale-leaseback transactions of revenue earning equipment with third-party financial institutions not deemed to be VIEs and these transactions qualified for off-balance sheet treatment. Proceeds from the sale-leaseback transactions totaled $97 million. In connection with these leases we have provided limited guarantees of

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
the residual values of the leased vehicles (residual value guarantees) that are conditioned upon disposal of the leased vehicles prior to the end of their lease term. Proceeds from other sale-leaseback transactions that did not qualify for off-balance sheet treatment were $22 million.
      As more fully described in Note 15, “Debt,” effective July 2003 we consolidated two vehicle securitization trusts that were considered VIEs. These trusts were previously established as part of sale-leaseback (vehicle securitization) transactions that were originally afforded off-balance sheet treatment. As part of the vehicle securitization transactions, we are obligated to make lease payments only to the extent of collections on the related vehicle leases and vehicle sales. These payments are reflected as debt payments, rather than contingent rental payments in the consolidated financial statements. As of December 31, 2005 only one vehicle securitization trust remains in existence.
      As previously discussed, certain leases contain purchase and (or) renewal options, as well as limited guarantees for a portion of the lessor’s residual value. The amount of residual value guarantees expected to be paid is recognized as rent expense over the expected remaining term of the lease. Facts and circumstances that impact management’s estimates of residual value guarantees include the market for used equipment, the condition of the equipment at the end of the lease and inherent limitations in the estimation process. See Note 17, “Guarantees,” for additional information.
      The following table presents the activity of the reserve for residual value guarantees for the years ended December 31, 2005, 2004 and 2003:

	Beginning	Charged to		Ending
	Balance	Earnings	Deductions	Balance

	(In thousands)
2005	$6,206	390	1,296	5,300
2004	$10,534	1,250	5,578	6,206
2003	$27,770	1,665	18,901	10,534
      The overall decline in the reserve activity reflects the decrease in the number of vehicles held under operating leases. Additionally, improved vehicle market prices resulted in higher estimates of vehicle residual values than previously anticipated. During 2005 and 2004, the number of vehicles held under lease declined 22% and 26%, respectively, in comparison to prior periods.
      During 2005, 2004 and 2003, rent expense (including rent of facilities included in “Operating expense,” but excluding contingent rentals) was $175 million, $171 million and $211 million, respectively. During 2003, contingent rentals on securitized vehicles were $52 million. During 2005, 2004 and 2003, contingent rentals comprised of residual value guarantees, payments based on miles run and adjustments to rental payments for changes in interest rates on all other leased vehicles were $(1) million, $(2) million and $(3) million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
          Lease Payments
      Future minimum payments for leases in effect at December 31, 2005 were as follows:

	As Lessor(1)		As Lessee

		Direct
	Operating	Financing	Operating
	Leases	Leases	Leases

	(In thousands)
2006	$992,896	138,994	102,474
2007	749,603	124,805	81,855
2008	577,842	107,649	50,400
2009	434,239	87,456	34,896
2010	284,053	63,881	27,642
Thereafter	189,587	109,409	66,067

Total	$3,228,220	632,194	363,334

(1)	Amounts do not include contingent rentals, which may be received under certain leases on the basis of miles of use or changes in the Consumer Price Index. Contingent rentals from operating leases included in revenue during 2005, 2004 and 2003 were $293 million, $285 million and $264 million, respectively. Contingent rentals from direct financing leases included in revenue during 2005, 2004 and 2003 were $30 million, $29 million and $30 million, respectively.
     The amounts in the previous table are based upon the general assumption that revenue earning equipment will remain on lease for the length of time specified by the respective lease agreements. The future minimum payments presented above are not a projection of future lease revenue or expense; no effect has been given to renewals, new business, cancellations, contingent rentals or future rate changes. Total future sublease rentals from revenue earning equipment under operating leases as lessee of $69 million are included within the future minimum rental payments for operating leases as lessor.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.	DEBT

	Weighted
	Average		December 31
	Interest
	Rate	Maturities	2005	2004

			(In thousands)
Short-term debt and current portion of long-term debt:
Capital lease obligations	5.42%	2006	$137	907
Unsecured foreign obligations	6.81%	2006	26,083	42,189
Current portion of long-term debt, including capital leases		2006	243,218	346,454

Total short-term debt and current portion of long-term debt			269,438	389,550

Long-term debt:
U.S. commercial paper	4.40%	2010	322,711	119,000
Canadian commercial paper	3.33%	2010	67,080	80,869
Unsecured U.S. notes(1):
Debentures	9.37%	2007-2014	125,915	325,870
Medium-term notes	5.30%	2006-2025	1,394,976	795,640
Unsecured U.S. obligations, principally bank term loans	4.61%	2007-2010	56,200	55,000
Unsecured foreign obligations	5.90%	2006-2010	118,271	119,883
Asset-backed securities(2)	6.18%	2006-2010	71,551	186,457
Capital lease obligations	8.67%	2006-2013	1,683	52,490

Total before fair market value adjustment			2,158,387	1,735,209
Fair market value adjustment on notes subject to hedging(3)			759	4,911

			2,159,146	1,740,120
Current portion of long-term debt, including capital leases			(243,218)	(346,454)

Long-term debt			1,915,928	1,393,666

Total debt			$2,185,366	1,783,216

(1)	Ryder had unamortized original issue discounts of $15 million at both December 31, 2005 and 2004.

(2)	Asset-backed securities represent outstanding term debt of consolidated VIEs. Asset-backed securities are collateralized by cash reserve deposits and revenue earning equipment of consolidated VIEs totaling $97 million and $218 million at December 31, 2005 and 2004, respectively.

(3)	The notional amount of executed interest rate swaps designated as fair value hedges was $185 million and $285 million at December 31, 2005 and 2004, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Maturities of debt (including sinking fund requirements) and minimum payments under capital leases are as follows:

	Capital Leases	Debt

	(In thousands)
2006	$844	268,716
2007	586	322,385
2008	387	116,495
2009	154	200,020
2010	27	665,817
Thereafter	60	610,113

Total	2,058	2,183,546

Imputed interest	(238)

Present value of minimum capitalized lease payments	1,820
Current portion	(722)

Long-term capitalized lease obligations	$1,098

      Ryder can borrow up to $870 million through a global revolving credit facility with a syndicate of lenders. The credit facility is used primarily to finance working capital internationally and provide support for the issuance of commercial paper. The credit facility can also be used to issue up to $75 million in letters of credit (there were no facility-supported letters of credit outstanding at December 31, 2005). At Ryder’s option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. During May 2005, the terms of the credit facility were amended thereby extending the expiration of the facility one year to 2010 and reducing the current annual facility fee from 15.0 basis points to 11.0 basis points. The annual facility fee applies to the total facility of $870 million, and is based on Ryder’s current long-term credit ratings. The credit facility contains no provisions restricting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representatives and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, Ryder must maintain a ratio of debt to consolidated tangible net worth, as defined in the agreement, of less than or equal to 300%. The ratio at December 31, 2005 was 128%. At December 31, 2005, $474 million was available under the credit facility. Foreign borrowings of $67 million were outstanding under the facility at December 31, 2005.
      Commercial paper is supported by the long-term revolving credit facility previously discussed. Our intent is to continue to renew the revolving credit facility on a long-term basis, subject to market conditions. As a result, the commercial paper borrowings supported by the long-term revolving credit facility are classified as long-term debt.
      During 2005, we issued $600 million of unsecured medium-term notes, of which $225 million mature in April 2010, $175 million mature in April 2011 and $200 million mature in June 2012. The proceeds from the notes were used for general corporate purposes.
      In September 2005, Ryder filed a new universal shelf registration statement with the Securities and Exchange Commission to issue up to $800 million of securities, including $65 million of available securities that will be carried forward from the existing shelf registration statement. The universal shelf registration statement became effective in November 2005. Proceeds from debt issuances under the universal shelf registration statement are expected to be used for general corporate purposes, which may include capital expenditures, share repurchases and reduction in commercial paper borrowings. At

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2005, Ryder had $800 million of debt securities available for issuance under the latest registration statement.
      Effective July 1, 2003, Ryder consolidated two vehicle lease trusts that were considered VIEs. The activities of each of the separately rated vehicle lease trusts and related debt were originally afforded off-balance sheet treatment under existing accounting rules. Each of these trusts was established as part of vehicle securitization transactions. These vehicle securitization transactions typically involve the sale and leaseback of revenue earning equipment under lease to our customers to a vehicle lease trust (a special purpose entity), which purchases the revenue earning equipment with cash raised primarily through the issuance of debt instruments in the public markets. Third-party investors have recourse to the revenue earning equipment in the trusts and benefit from credit enhancements provided by Ryder in the form of up-front cash reserve deposits as additional security to the extent that delinquencies and losses on customer leases and related vehicle sales are incurred. As of December 31, 2005, only one trust remains in existence and the outstanding principal of asset-backed senior notes issued by the trust in connection with this transaction was $72 million. At December 31, 2005, the cash reserve deposit maintained by Ryder totaled $15 million. Other than the credit enhancements, Ryder does not guarantee the third-party investors’ interests in the vehicle lease trust.
      At December 31, 2005 and 2004, Ryder had letters of credit and surety bonds outstanding, which primarily guarantee various insurance activities. See Note 17, “Guarantees,” for further discussion on outstanding letters of credit and surety bonds.

	December 31

	2005	2004

	(In thousands)
Letters of credit	$213,977	168,212
Surety bonds	53,256	85,466

16.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
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
      During 2004 and 2001, Ryder entered into interest rate swaps with notional values of $27 million and $22 million, respectively. The swaps were accounted for as cash flow hedges whereby we received foreign variable interest payments in exchange for having made fixed interest payments. The 2004 swap agreement matures in April 2007 and the 2001 swap agreement matured in 2004. The critical terms of the interest rate swaps and the hedged interest payments were the same. Accordingly, no ineffectiveness arose relating to these cash flow hedges. The fair value of the swaps was recognized as an adjustment to “Accumulated other comprehensive loss.” Any amounts that were reclassified or that we expect to be reclassified to earnings in the next twelve months from “Accumulated other comprehensive loss” are immaterial.
      During 2002, Ryder entered into interest rate swap agreements designated as fair value hedges whereby we received fixed interest rate payments in exchange for having made variable interest rate

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
payments. The differential to be paid or received was accrued and recognized as interest expense. At December 31, 2005, these interest rate swap agreements effectively changed $185 million of fixed-rate debt instruments with a weighted-average fixed interest rate of 6.7% to LIBOR-based floating-rate debt at a weighted-average rate interest of 6.2%. At December 31, 2004, these interest rate swap agreements effectively changed $285 million of fixed-rate debt instruments with a weighted-average interest rate of 6.7% to LIBOR-based floating-rate debt at a weighted-average rate of 4.6%. The current portion of the fair value of the interest rate swap agreements was classified in “Prepaid expenses and other current assets” with the remainder classified in “Direct financing leases and other assets.” Changes in the fair value of the interest rate swaps were offset by changes in the fair value of the debt instruments. Accordingly, there was no ineffectiveness related to these interest rate swaps. During 2005 and 2004, the decrease in the fair value of interest rate swaps totaled $4 million and $9 million, respectively. These contracts mature from January 2006 to October 2007.
      During 2002, Ryder also entered into two interest rate cap agreements covering a total notional amount of $160 million. These cap agreements expired in October and November of 2005. The interest rate cap agreements served as an economic hedge against increases in interest rates and were not designated as hedges for accounting purposes. During 2004 and 2003, the decrease in the fair value of interest rate caps totaled approximately $0.1 million and $0.4 million, respectively, and was reflected as interest expense.
      We estimate the fair value of derivatives based on dealer quotations.
          Currency Risk
      From time to time, we use forward foreign currency exchange contracts and cross-currency swaps to manage our exposure to movements in foreign currency exchange rates.
      During 2004, Ryder entered into forward foreign currency exchange contracts to mitigate the risk of foreign currency movements on intercompany transactions denominated in British pound sterling. These forward foreign currency exchange contracts were accounted for as cash flow hedges and matured in February and May 2005. At December 31, 2004, the aggregate notional value of the outstanding contracts was $3 million. The fair values of the forward foreign currency exchange contracts were recognized as an adjustment to “Accumulated other comprehensive loss.” Amounts reclassified from “Accumulated other comprehensive loss” were immaterial.
      In November 2002, Ryder entered into a five-year $78 million cross-currency swap to hedge our net investment in a foreign subsidiary. The hedge was effective in eliminating the risk of foreign currency movements on the investment and, as such, was accounted for under the net investment hedging rules. Losses (gains) associated with changes in the fair value of the cross-currency swap for the years ended December 31, 2005, 2004 and 2003 were $(6) million, $7 million and $6 million, respectively, and were reflected in the currency translation adjustment element within “Accumulated other comprehensive loss.” By rule, interest costs associated with the cross-currency swap are required to be reflected in “Accumulated other comprehensive loss.” Cumulative interest costs associated with the cross-currency swap reflected in “Accumulated other comprehensive loss” were $3 million and $2 million at December 31, 2005 and 2004, respectively, and will be recognized in earnings upon sale or repatriation of our net investment in the foreign subsidiary.
          Fair Value
      The following table represents the carrying amounts and estimated fair values of certain of Ryder’s financial instruments at December 31, 2005 and 2004. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties (fair

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
values were based on dealer quotations that represent the discounted future cash flows through maturity or expiration using current rates):

	December 31

	2005		2004

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In thousands)
Assets:
Interest rate swaps	$759	759	4,911	4,911
Forward foreign currency exchange contracts	—	—	100	100
Liabilities:
Total debt(1)	2,183,546	2,188,410	1,729,819	1,795,091
Interest rate swap	188	188	—	—
Cross-currency swap	9,739	9,739	15,946	15,946

(1)	The carrying amount of total debt excludes capital leases of $2 million and $53 million at December 31, 2005 and 2004, respectively.
     The carrying amounts of all other instruments approximated fair value at December 31, 2005 and 2004.

17.	GUARANTEES
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      At December 31, 2005 and 2004, the maximum determinable exposure of guarantees and the corresponding liability, if any, recorded on the consolidated balance sheet were as follows:

	December 31, 2005		December 31, 2004

	Maximum	Carrying	Maximum	Carrying
	Exposure of	Amount of	Exposure of	Amount of
Guarantee	Guarantee	Liability	Guarantee	Liability

	(In thousands)
Vehicle residual value guarantees:
Sales and leaseback arrangements — end of term guarantees(1)	$628	4	5,655	22
Finance lease program	3,838	1,730	4,496	1,344
Used vehicle financing	4,450	1,197	4,101	1,576
Standby letters of credit	7,299	—	12,208	—

Total	$16,215	2,931	26,460	2,942

(1)	Amounts exclude contingent rentals associated with residual value guarantees on certain vehicles held under operating leases for which the guarantees are conditioned upon disposal of the leased vehicles prior to the end of their lease term. At December 31, 2005 and 2004, Ryder’s maximum exposure for such guarantees was approximately $161 million and $222 million, respectively, with $5 million and $6 million, respectively, recorded as a liability.
     Ryder has entered into transactions for the sale and operating leaseback of revenue earning equipment. In connection with the transactions, Ryder provided the lessors with residual value guarantees at the end of the lease term. Therefore, if the sales proceeds from the final disposition of any such vehicle are less than the corresponding residual value guarantee, Ryder is required to pay the difference to the lessor. Our maximum exposure for such guarantees was approximately $1 million and $6 million at December 31, 2005 and 2004, respectively.
      Ryder provided vehicle residual value guarantees to independent third parties relating to customer finance lease programs. If the sales proceeds from the final disposition of the assets are less than the residual value guarantee, Ryder is required to pay the difference to the independent third party. At December 31, 2005 and 2004, our maximum exposure for such guarantees was approximately $4 million with $2 million and $1 million, respectively, recorded as a liability. The major finance lease program was replaced with a new program in 2003, where we no longer provide any form of residual value guarantee.
      Ryder maintains agreements with independent third parties for the financing of used vehicle purchases by customers. Certain agreements require that Ryder provide financial guarantees on defaulted customer contracts up to a maximum exposure amount. At December 31, 2005 and 2004, our maximum exposure for such guarantees was approximately $4 million with $1 million and $2 million, respectively, recorded as a liability.
      At December 31, 2005, Ryder had letters of credit and surety bonds outstanding, which primarily guarantee the payment of insurance claims. Certain of these letters of credit and surety bonds guarantee insurance activities associated with insurance claim liabilities transferred in conjunction with the sale of our automotive transport business, reported as discontinued operations in previous years. The entity that assumed these liabilities filed for protection under Chapter 11 of the United States Bankruptcy Code on July 31, 2005. To date, the insurance claims, representing per-claim deductibles payable under third-party insurance policies, have been paid and continue to be paid by the company that assumed such liabilities. However, if all or a portion of the estimated outstanding assumed claims of approximately $7 million at December 31, 2005 are unable to be paid, the third-party insurers may have recourse against certain of the outstanding letters of credit provided by Ryder in order to satisfy the unpaid claim deductibles. In order to reduce our potential exposure to these claims, we have received an irrevocable letter of credit from the

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
purchaser of the business referred to above totaling $9 million at December 31, 2005. Periodically, an independent actuarial valuation will be made in order to better estimate the amount of outstanding insurance claim liabilities. At December 31, 2004, the estimated outstanding assumed claims were $12 million for which we had received approximately $8 million in letters of credit.

18.	ASSET RETIREMENT OBLIGATIONS
      In the normal course of business, Ryder acquires tangible long-lived assets that require specific treatment at the end of their useful lives or related contractual period. SFAS No. 143, “Accounting for Asset Retirement Obligations,” prescribes the accounting treatment to be followed for these asset retirement obligations. We have asset retirement obligations recorded in accrued expenses and other non-current liabilities related to the removal of underground fuel storage tanks and leasehold improvements, and the retirement of certain components of revenue earning equipment. We have no assets legally restricted for purposes of settling asset retirement obligations.
      The aggregate carrying amount of our asset retirement obligations with changes therein during 2005 was as follows:

(In
thousands)
Beginning balance	$5,369
Liabilities incurred	1,802
Liabilities settled	(747)
Accretion expense	336
Adoption of FIN 47	5,580
Revisions to estimate	916

Ending balance	$13,256

19.	SHAREHOLDERS’ EQUITY

Share Repurchase Programs
      In October 2005, our Board of Directors authorized a $175 million share repurchase program over a period not to exceed two years. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. At December 31, 2005, we had repurchased and retired approximately 2.6 million shares under the October 2005 program at an aggregate cost of $109 million. Management has established a prearranged written plan under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the October 2005 program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan.
      In July 2004, our Board of Directors authorized a two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. Under the July 2004 program, shares of common stock were purchased in an amount not to exceed the number of shares issued to employees upon the exercise of stock options or through employee stock purchase plans since May 1, 2004, which totaled approximately 2.4 million shares at December 31, 2005. The July 2004 program limited aggregate share repurchases to no more than 3.5 million shares of Ryder common stock. During the fourth quarter of 2005, we replaced the July 2004 program with the October 2005 program noted previously. In 2005 and 2004, we repurchased and retired approximately 1.0 million and 1.4 million shares, respectively, under the July 2004 program at an aggregate cost of $43 million and $62 million, respectively. Management was granted the authority to establish a trading plan under Rule 10b5-1 as part of the July 2004 program.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      In 2003, our Board of Directors authorized a two-year share repurchase program intended to mitigate, in part, the dilutive impact of shares issued under our various employee stock option and stock purchase plans. Under the 2003 program, shares of common stock were purchased in a dollar amount not to exceed the proceeds generated from the issuance of common stock to employees since January 1, 2003 up to $90 million. During the second quarter of 2004, we completed the 2003 program. In 2004 and 2003, we repurchased and retired approximately 2.4 million and 117,500 shares, respectively, under the 2003 program at an aggregate cost of $87 million and $3 million, respectively.

20.	COMPREHENSIVE INCOME
      The following summary sets forth the components of other comprehensive income (loss), net of tax, accumulated in shareholders’ equity:

		Additional		Accumulated
	Currency	Minimum	Unrealized	Other
	Translation	Pension	Gain (Loss)	Comprehensive
	Adjustments	Liability	on Derivative	Loss

	(In thousands)
Balance at January 1, 2003	$(41,315)	(228,818)	(493)	(270,626)
2003 Activity	52,308	41,376	286	93,970

Balance at December 31, 2003	10,993	(187,442)	(207)	(176,656)
2004 Activity	27,983	(1,072)	324	27,235

Balance at December 31, 2004	38,976	(188,514)	117	(149,421)
2005 Activity	(21,024)	(32,169)	(305)	(53,498)

Balance at December 31, 2005	$17,952	(220,683)	(188)	(202,919)

21.	EARNINGS PER SHARE INFORMATION
      A reconciliation of the number of shares used in computing basic and diluted EPS follows:

	Years ended December 31

	2005	2004	2003

	(In thousands)
Weighted-average shares outstanding — Basic	63,758	64,280	62,954
Effect of dilutive options and nonvested stock	802	1,391	917

Weighted-average shares outstanding — Diluted	64,560	65,671	63,871

Anti-dilutive options not included above	1,178	93	3,231

22.	SHARE-BASED COMPENSATION PLANS

Stock Option Plans
      Ryder sponsors various stock option and incentive plans that are shareholder-approved and permit the grant of share options and shares to our employees for up to 8 million shares of common stock. Option awards are generally granted to employees and directors for purchase of common stock at prices equal to the market price of Ryder’s stock at the time of grant. Options granted under all plans generally vest one-third each year based on three years of service and have no more than 10-year contractual terms.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      The following table summarizes the status of our stock option plans:

	Years ended December 31

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

	(Shares in thousands)
Beginning of year	4,495	$28.60	6,805	$25.46	8,619	$25.18
Granted	1,245	44.34	1,236	37.83	1,150	22.39
Exercised	(993)	26.02	(3,308)	25.67	(1,700)	22.25
Forfeited	(212)	38.61	(238)	27.71	(1,264)	25.07

End of year	4,535	$33.02	4,495	$28.60	6,805	$25.46

Exercisable at end of year	2,308	$27.25	2,155	$25.94	4,576	$26.40

Available for future grant	4,985	NA	3,360	NA	4,481	NA

      Information about options in various price ranges at December 31, 2005 follows:

		Options Outstanding		Options Exercisable

		Remaining	Weighted-		Weighted-
		Life	Average		Average
Price Ranges	Shares	(In years)	Price	Shares	Price

	(Shares in thousands)
$15.00-20.00	357	4.6	$17.47	357	$17.47
20.00-25.00	691	4.4	21.96	390	21.77
25.00-35.00	1,043	3.1	27.60	990	27.34
35.00-40.00	1,266	4.4	36.75	554	36.52
40.00-45.00	1,128	6.1	44.75	1	43.34
45.00-55.00	50	5.8	50.46	16	50.46

Total	4,535	4.6	$33.02	2,308	$27.25

Stock Purchase Plans
      The Employee Stock Purchase Plan provides for periodic offerings to substantially all U.S. and Canadian employees to subscribe to shares of Ryder’s common stock at 85% of the fair market value on either the date of offering or the last day of the purchase period, whichever is less. The stock purchase plan currently in effect provides for quarterly purchase periods and stock purchased must be held for 90 days. The U.K. Share Investment Plan provides for periodic offerings to substantially all U.K. employees to subscribe to shares of Ryder’s common stock at the fair market value on the date of the offering.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      The following table summarizes the status of Ryder’s stock purchase plans:

	Years ended December 31

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

	(Shares in thousands)
Beginning of year	—	$—	—	$—	—	$—
Granted	251	31.21	418	33.59	547	19.90
Exercised	(251)	31.21	(418)	33.59	(547)	19.90
Forfeited	—	—	—	—	—	—

End of year	—	$—	—	$—	—	$—

Exercisable at end of year	—	NA	—	NA	—	NA

Available for future grant	1,065	NA	315	NA	733	NA

Share-Based Compensation Fair Value Assumptions
      The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing valuation model. The following table sets forth the weighted-average assumptions used in Ryder’s valuation of stock option grants for pro forma disclosures of share-based compensation determined under the fair value method of accounting:

	Years ended December 31

	2005	2004	2003

Dividend yield	1.5%	1.7%	2.6%
Expected volatility	25.1%	30.7%	29.7%
Option plans:
Risk-free interest rate	3.6%	3.0%	3.3%
Expected term	4 years	4 years	6 years
Grant-date fair value per option	$9.73	$9.60	$5.74
Purchase plans:
Risk-free interest rate	2.8%	1.2%	1.2%
Expected term	0.25 year	0.25 year	0.25 year
Grant-date fair value per option	$7.50	$8.18	$4.75

Nonvested Stock Plans
      Key employee plans also provide for the issuance of nonvested stock (restricted stock) or stock units at no cost to the employee. The value of nonvested stock, equal to the fair market value at the time of grant, is recorded in shareholders’ equity as deferred compensation and recognized as compensation expense as the nonvested stock vests over the periods established for each grant generally ratably over three years. Awards under a non-employee director plan may also be granted in tandem with nonvested stock units at no cost to the grantee. The value of nonvested stock units is recognized as compensation expense ratably over the vesting period of the award.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      The following table summarizes information about nonvested stock awards:

	Years ended December 31

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

	(Shares in thousands)
Beginning of year	275	$28.18	292	$21.36	341	$20.85
Granted	160	39.48	94	40.97	79	23.79
Vested	(110)	24.23	(90)	20.87	(46)	22.57
Forfeited	(28)	42.02	(21)	21.72	(82)	20.87

End of year	297	$34.45	275	$28.18	292	$21.36

      Annual compensation expense of nonvested stock totaled approximately $3 million, $2 million and $1 million in 2005, 2004 and 2003, respectively.

23.	EMPLOYEE BENEFIT PLANS

Pension Plans
      Ryder sponsors several defined benefit pension plans covering most employees not covered by union-administered plans, including certain employees in foreign countries. These plans generally provide participants with benefits based on years of service and career-average compensation levels. The funding policy for these plans is to make contributions based on annual service costs plus amortization of unfunded past service liability, but not greater than the maximum allowable contribution deductible for federal income tax purposes. The majority of the plans’ assets are invested in a master trust that, in turn, is primarily invested in listed stocks and bonds.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pension Expense
      Pension expense was as follows:

	Years ended December 31

	2005	2004	2003

	(In thousands)
Company-administered plans:
Service cost	$37,252	36,473	34,141
Interest cost	76,512	71,465	66,687
Expected return on plan assets	(90,658)	(82,312)	(64,250)
Amortization of transition asset	(29)	(29)	(26)
Recognized net actuarial loss	30,031	31,639	39,943
Amortization of prior service cost	1,421	2,186	2,276

	54,529	59,422	78,771
Union-administered plans	4,698	4,012	3,677

Net pension expense	$59,227	63,434	82,448

Company-administered plans:
U.S.	$39,598	44,484	61,941
Non-U.S.	14,931	14,938	16,830

	54,529	59,422	78,771
Union-administered plans	4,698	4,012	3,677

	$59,227	63,434	82,448

      The following table sets forth the weighted-average actuarial assumptions used for Ryder’s pension plans in determining annual pension expense:

	U.S. Plans			Non-U.S. Plans
	Years ended December 31			Years ended December 31

	2005	2004	2003	2005	2004	2003

Discount rate	5.90%	6.00%	6.50%	5.58%	5.61%	5.68%
Rate of increase in compensation levels	4.00%	5.00%	5.00%	3.50%	3.50%	3.50%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%	7.92%	7.92%	8.40%
Transition amortization in years	8	9	9	7	7	8
Gain and loss amortization in years	8	9	9	8	8	8
      The return on plan assets assumption reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plans. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns in the plan assets.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
          Obligations and Funded Status
      The following table sets forth the balance sheet impact, as well as the benefit obligations, assets and funded status associated with Ryder’s pension plans:

	December 31

	2005	2004

	(In thousands)
Change in benefit obligations:
Benefit obligations at January 1	$1,330,356	1,202,952
Service cost	37,252	36,473
Interest cost	76,512	71,465
Actuarial loss	96,597	47,484
Benefits paid	(45,340)	(44,597)
Transfers	(5,013)	—
Foreign currency exchange rate changes	(22,473)	16,579

Benefit obligations at December 31	1,467,891	1,330,356

Change in plan assets:
Fair value of plan assets at January 1	1,106,386	964,890
Actual return on plan assets	94,748	101,076
Employer contribution	12,288	69,687
Plan participants’ contributions	2,226	2,422
Benefits paid	(45,340)	(44,597)
Transfers	(5,013)	—
Foreign currency exchange rate changes	(17,758)	12,908

Fair value of plan assets at December 31	1,147,537	1,106,386

Funded status	(320,354)	(223,970)
Unrecognized transition asset	(171)	(221)
Unrecognized prior service cost	7,333	8,804
Unrecognized net actuarial loss	427,588	370,766

Net amount recognized	$114,396	155,379

      Amounts recognized in the balance sheet consist of:

	December 31

	2005	2004

	(In thousands)
Accrued benefit liability	$(237,673)	(153,288)
Intangible assets	7,333	8,804
Accumulated other comprehensive loss (pre-tax)	344,736	299,863

Net amount recognized	$114,396	155,379

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      Our annual measurement dates are December 31st for both U.S. and non-U.S. pension plans. The following table sets forth the weighted-average actuarial assumptions used for Ryder’s pension plans in determining funded status:

	U.S. Plans		Non-U.S. Plans
	December 31		December 31

	2005	2004	2005	2004

Discount rate	5.65%	5.90%	5.00%	5.58%
Rate of increase in compensation levels	4.00%	4.00%	3.62%	3.50%
      For funded plans, our pension accumulated benefit obligation has exceeded the fair value of our plan assets since 2002. At December 31, 2005 and 2004, our pension obligations were greater than the fair value of our plan assets for our U.S. and non-U.S. plans as follows:

	U.S. Plans		Non-U.S. Plans		Total
	December 31		December 31		December 31

	2005	2004	2005	2004	2005	2004

	(In thousands)
Projected benefit obligation	$1,187,167	1,082,327	280,724	248,029	1,467,891	1,330,356
Fair value of plan assets	939,721	912,492	207,816	193,894	1,147,537	1,106,386

Funded status	$(247,446)	(169,835)	(72,908)	(54,135)	(320,354)	(223,970)

Accumulated benefit obligation	$1,116,032	1,021,098	269,178	238,576	1,385,210	1,259,674

Plan Assets
      The percentage of fair value of total assets by asset category and target allocations is as follows:

	U.S. Plans				Non-U.S. Plans

	Actual December 31		Target		Actual December 31		Target

	2005	2004	2005	2004	2005	2004	2005	2004

Asset category:
Equity securities	76%	75%	70%	70%	76%	76%	77%	77%
Debt securities	21%	22%	26%	26%	23%	23%	23%	23%
Other	3%	3%	4%	4%	1%	1%	0%	0%

	100%	100%	100%	100%	100%	100%	100%	100%

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      The following table details pension benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter:

Benefits

(In thousands)
2006	$51,752
2007	54,188
2008	57,638
2009	61,496
2010	65,858
2011-2015	408,435
      For 2006, pension contributions to Ryder’s U.S. pension plans and non-U.S. pension plans are estimated to be $65 million and $6 million, respectively.

Savings Plans
      Ryder also has defined contribution savings plans that are available to substantially all U.S. and Canadian employees. Costs recognized for these plans equal to Ryder’s total contributions, which are based on employee classification and may be a combination of fixed contributions, employee contributions and the level of Ryder’s performance, totaled $11 million in 2005, $19 million in 2004 and $15 million in 2003.

Supplemental Pension, Deferred Compensation and Long-Term Compensation Plans
      Ryder has a non-qualified supplemental pension plan covering certain U.S. employees, which provides for incremental pension payments from Ryder’s funds so that total pension payments equal the amounts that would have been payable from Ryder’s principal pension plans if it were not for limitations imposed by income tax regulations. The accrued pension expense liability related to this plan was $29 million and $26 million at December 31, 2005 and 2004, respectively.
      Ryder also has deferred compensation plans that permit eligible U.S. employees, officers and directors to defer a portion of their compensation. The deferred compensation liability, including Ryder matching amounts and accumulated earnings, totaled $23 million and $24 million at December 31, 2005 and 2004, respectively.
      Ryder also has long-term compensation plans under which the Compensation Committee of the Board of Directors is authorized to reward key executives with additional compensation contingent upon attainment of critical business objectives. For plan years prior to 2005, performance is measured each year of the plan individually against an annual performance goal. Achievement of the performance target or failure to achieve the performance target in one year does not affect the target, performance goals or compensation for any other plan year. The amounts earned under the plan vest six and eighteen months subsequent to the end of the plan’s three-year cycle. For the 2005 plan year, performance is measured based on achieving certain levels of net operating revenue growth, earnings per share growth and return on capital over an approximate three-year period. If certain performance levels are achieved, the amounts earned under the plan vest six months subsequent to the end of the plan’s cycle. Compensation expense under the plan is recognized in earnings over the vesting period. Total compensation expense recognized under the plan was $3 million, $2 million and $0.6 million in 2005, 2004 and 2003, respectively. The accrued compensation liability related to these plans were $5 million and $3 million at December 31, 2005 and 2004, respectively.
      Ryder has established grantor trusts (Rabbi Trusts) to provide funding for benefits payable under the supplemental pension plan, deferred compensation plans and long-term compensation plans. The assets

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
held in the trusts at December 31, 2005 and 2004 amounted to $27 million and $25 million, respectively. The Rabbi Trusts’ assets consist of short-term cash investments and a managed portfolio of equity securities, including Ryder’s common stock. These assets, except for the investment in Ryder’s common stock, are included in “Direct financing leases and other assets” because they are available to the general creditors of Ryder in the event of Ryder’s insolvency. The equity securities are classified as trading assets and stated at fair value. Both realized and unrealized gains and losses are included in “Miscellaneous income, net.” The Rabbi Trusts’ investment of $3 million in Ryder’s common stock, at both December 31, 2005 and 2004 is reflected at historical cost and included in shareholders’ equity.

Other Postretirement Benefits
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
      Total periodic postretirement benefit expense was as follows:

	Years ended December 31

	2005	2004	2003

	(In thousands)
Service cost	$1,007	964	957
Interest cost	2,122	2,295	2,546
Recognized net actuarial loss	282	441	564
Amortization of prior service credit	(1,157)	(1,157)	(1,157)

Postretirement benefit expense	$2,254	2,543	2,910

Company-administered plans:
U.S.	$1,868	2,214	2,708
Non-U.S.	386	329	202

	$2,254	2,543	2,910

      The following table sets forth the weighted-average discount rates used in determining annual periodic postretirement benefit expense:

	U.S. Plans			Non-U.S. Plans
	Years ended December 31			Years ended December 31

	2005	2004	2003	2005	2004	2003

Discount rate	5.90%	6.00%	6.50%	6.00%	6.25%	6.75%

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      Ryder’s postretirement benefit plans are not funded. The following table sets forth the balance sheet impact, as well as the benefit obligations and rate assumptions associated with Ryder’s postretirement benefit plans:

	December 31

	2005	2004

	(In thousands)
Benefit obligations at January 1	$39,142	42,468
Service cost	1,007	964
Interest	2,122	2,295
Actuarial loss (gain)	2,145	(2,259)
Benefits paid	(5,232)	(4,072)
Decrease due to Medicare Subsidy	—	(425)
Foreign currency exchange rate changes	102	171

Benefit obligations at December 31	39,286	39,142
Unrecognized prior service credit	2,924	4,081
Unrecognized net actuarial loss	(10,346)	(8,458)

Accrued postretirement benefit obligation	$31,864	34,765

      Our annual measurement dates are December 31st for both U.S. and non-U.S. postretirement benefit plans. Assumptions used in determining accrued postretirement benefit obligations are as follows:

	U.S. Plan		Non-U.S. Plan
	December 31		December 31

	2005	2004	2005	2004

Discount rate	5.65%	5.90%	5.00%	6.00%
Rate of increase in compensation levels	4.00%	4.00%	3.50%	3.50%
Healthcare cost trend rate assumed for next year	9.00%	10.00%	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	6.00%	6.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2010	2010	2014	2014
      Changing the assumed healthcare cost trend rates by 1% in each year would not have a material effect on the accumulated postretirement benefit obligation at December 31, 2005 or annual postretirement benefit expense for 2005.
      The following table details other postretirement benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter:

Benefits

(In thousands)
2006	$3,631
2007	3,462
2008	3,376
2009	3,283
2010	3,202
2011-2015	16,963

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

24.	ENVIRONMENTAL MATTERS
      Our operations involve storing and dispensing petroleum products, primarily diesel fuel. In 1988, the U.S. Environmental Protection Agency (EPA) issued regulations that established requirements for testing and replacing underground storage tanks. During 1998, we completed our tank replacement program to comply with the regulations. In addition, Ryder has received notices from the EPA and others that it has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, the Superfund Amendments and Reauthorization Act and similar state statutes and may be required to share in the cost of cleanup of 25 identified disposal sites.
      Ryder’s environmental expenses, which included remediation costs as well as normal recurring expenses such as licensing, testing and waste disposal fees, were $9 million, $10 million and $12 million in 2005, 2004 and 2003, respectively. The carrying amount of Ryder’s environmental liabilities was $17 million and $16 million at December 31, 2005 and 2004, respectively. Ryder’s asset retirement obligations, which are described in Note 18, “Asset Retirement Obligations,” are not included above.
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

25.	OTHER MATTERS
      Ryder is a party to various claims, legal actions and complaints arising in the ordinary course of business. While any proceeding or litigation has an element of uncertainty, management believes that the disposition of these matters will not have a material impact on the consolidated financial position, liquidity or results of operations of Ryder.

26.	SEGMENT REPORTING
      Ryder’s operating segments are aggregated into reportable business segments based primarily upon similar economic characteristics, products, services, customers and delivery methods. Ryder operates in three reportable business segments: (1) FMS, which provides full service leasing, commercial rental and contract maintenance of trucks, tractors and trailers to customers in the U.S., Canada and the U.K.; (2) SCS, which provides comprehensive supply chain consulting and lead logistics management solutions that support customers’ entire supply chains, from inbound raw materials through distribution of finished goods throughout North America, in Latin America, Europe and Asia; and (3) DCC, which provides vehicles and drivers as part of a dedicated transportation solution in North America.
      Ryder’s primary measurement of segment financial performance, defined as “Net Before Taxes” (NBT), includes an allocation of CSS and excludes restructuring and other (charges) recoveries, net. CSS represents those costs incurred to support all business segments, including sales and marketing, human resources, finance, corporate services, shared management information systems, customer solutions, health and safety, legal and corporate communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and as such, remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, corporate communications, public

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
affairs and certain executive compensation. CSS costs attributable to the business segments are generally allocated to FMS, SCS and DCC as follows:

•	Sales and marketing, finance, corporate services and health and safety — allocated based upon estimated and planned resource utilization;

•	Human resources — individual costs within this category are allocated in several ways, including allocation based on estimated utilization and number of personnel supported;

•	Information technology — allocated principally based upon utilization-related metrics such as number of users or minutes of CPU time. Customer-related project costs and expenses are allocated to the business segment responsible for the project; and

•	Other — represents purchasing, legal, and other centralized costs and expenses including certain performance-based incentive compensation costs. Expenses, where allocated, are based primarily on the number of personnel supported.
      Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Each business segment follows the same accounting policies as described in Note 1, “Summary of Significant Accounting Policies.”

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      Business segment revenue and NBT are presented below:

	Years ended December 31

	2005	2004	2003

	(In thousands)
Revenue from external customers:
Fleet Management Solutions:
Full service lease	$1,655,289	1,633,668	1,522,461
Contract maintenance	133,268	135,007	141,115
Contract-related maintenance	176,542	160,554	145,343
Commercial rental	639,234	607,867	503,327
Other	63,773	69,690	75,717
Fuel services revenue	891,647	683,389	537,172

Total Fleet Management Solutions	3,559,753	3,290,175	2,925,135
Supply Chain Solutions	1,637,826	1,354,003	1,362,428
Dedicated Contract Carriage	543,268	506,100	514,731

	5,740,847	5,150,278	4,802,294
Intersegment revenue:
Fleet Management Solutions	361,438	312,664	306,540
Eliminations	(361,438)	(312,664)	(306,540)

Total revenue	$5,740,847	5,150,278	4,802,294

NBT:
Fleet Management Solutions	$354,354	312,706	194,940
Supply Chain Solutions	39,392	37,079	40,064
Dedicated Contract Carriage	35,129	29,450	35,259
Eliminations	(32,660)	(32,728)	(33,586)

	396,215	346,507	236,677
Unallocated Central Support Services	(35,751)	(33,061)	(24,432)
Restructuring and other (charges) recoveries, net	(3,376)	17,676	230

Earnings from continuing operations before income taxes	$357,088	331,122	212,475

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

	Years ended December 31

	2005	2004	2003

	(In thousands)
Equipment contribution:
Supply Chain Solutions	$15,860	14,971	15,319
Dedicated Contract Carriage	16,800	17,757	18,267

Total	$32,660	32,728	33,586

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      The following table sets forth depreciation expense, gains on vehicle sales, net, other non-cash charges (credits), net, interest expense (income) and capital expenditures for the years ended December 31, 2005, 2004 and 2003, respectively, and total assets at December 31, 2005 and 2004, respectively, as provided to the chief operating decision-maker for each of Ryder’s reportable business segments:

	FMS	SCS	DCC	CSS	Eliminations	Total

	(In thousands)
2005
Depreciation expense(1)	$718,928	19,986	1,440	61	—	740,415
Gains on vehicles sales, net	$(47,098)	—	—	—	—	(47,098)
Other non-cash charges (credits), net(2)	$12,235	670	58	1,393	—	14,356
Interest expense(3)	$116,193	6,310	(2,280)	251	—	120,474
Total assets	$5,461,823	494,138	117,818	136,626	(177,141)	6,033,264
Capital expenditures(4)	$1,342,905	23,394	1,128	31,952	—	1,399,379

2004
Depreciation expense(1)	$680,676	23,591	1,465	296	—	706,028
Gains on vehicle sales, net	$(34,504)	—	—	—	—	(34,504)
Other non-cash charges (credits), net(2),(5)	$4,320	802	39	(22,423)	—	(17,262)
Interest expense(3)	$98,608	3,824	(2,395)	77	—	100,114
Total assets	$5,174,606	394,195	104,629	143,242	(133,508)	5,683,164
Capital expenditures(4)	$1,062,422	15,458	533	13,745	—	1,092,158

2003
Depreciation expense(1)	$594,950	27,102	1,970	558	—	624,580
Gains on vehicle sales, net	$(15,780)	—	—	—	—	(15,780)
Other non-cash charges (credits), net(2)	$93	373	(34)	2,831	—	3,263
Interest expense(3)	$94,600	3,696	(2,579)	452	—	96,169
Capital expenditures(4)	$713,798	14,666	732	5,313	—	734,509

(1)	Depreciation expense associated with CSS assets are allocated to business segments based upon estimated and planned asset utilization. Depreciation expense totaling $13 million, $13 million and $16 million during 2005, 2004 and 2003, respectively, associated with CSS assets was allocated to other business segments.

(2)	Includes amortization expense.

(3)	Interest expense is primarily allocated to the FMS segment since such borrowings are used principally to fund the purchase of revenue earning equipment used in FMS; however, with the availability of segment balance sheet information (including targeted segment leverage ratios), interest expense (income) is also reflected in SCS and DCC.

(4)	Excludes FMS acquisitions of $15 million, $149 million and $97 million in 2005, 2004 and 2003, respectively, primarily comprised of long-lived assets.

(5)	2004 includes CSS gains from properties sold in connection with the relocation of our headquarters complex.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Geographic Information

	Years ended December 31

	2005	2004	2003

	(In thousands)
Revenue:
United States	$4,722,020	4,226,179	3,933,283

Foreign:
Canada	483,696	411,843	362,414
Europe	343,229	360,204	364,228
Latin America	172,255	120,590	102,752
Asia	19,647	31,462	39,617

	1,018,827	924,099	869,011

Total	$5,740,847	5,150,278	4,802,294

Long-lived assets:
United States	$3,498,442	3,190,454	3,029,388

Foreign:
Canada	380,883	336,941	282,716
Europe	350,643	420,077	360,831
Latin America	30,448	17,253	17,389
Asia	20,796	22,277	22,633

	782,770	796,548	683,569

Total	$4,281,212	3,987,002	3,712,957

      We believe that our diversified portfolio of customers across a full array of transportation and logistics solutions and across many industries will help to mitigate the impact of adverse downturns in specific sectors of the economy in the near to medium term. Our portfolio of full service lease and commercial rental customers is not concentrated in any one particular industry or geographic region; however, the largest concentration is in non-cyclical industries such as food, groceries and beverages. While Ryder derives a significant portion of its SCS revenue (slightly over 60% in 2005) from the automotive industry, the business is derived from numerous manufacturers and suppliers of original equipment parts. Our largest customer, General Motors Corporation, accounted for approximately 10% of consolidated revenue in 2005. General Motors Corporation also accounted for approximately 35%, 30%, and 32% of SCS total revenue in 2005, 2004 and 2003, respectively. None of our customers constituted more than 10% of consolidated revenue in 2004 or 2003.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

27.	QUARTERLY INFORMATION (UNAUDITED)

				Earnings from
				Continuing		Net Earnings
				Operations per		per Common
		Earnings from		Common Share		Share
		Continuing
	Revenue	Operations	Net Earnings	Basic	Diluted	Basic	Diluted

	(In thousands, except per share data)
2005
First quarter	$1,315,615	41,489	41,489	0.65	0.64	0.65	0.64
Second quarter	1,389,816	63,298	63,298	0.99	0.98	0.99	0.98
Third quarter	1,490,623	63,341	63,341	0.99	0.98	0.99	0.98
Fourth quarter	1,544,793	59,500	58,801	0.94	0.93	0.93	0.92

Full year	$5,740,847	227,628	226,929	3.57	3.53	3.56	3.52

2004
First quarter	$1,212,258	35,041	35,041	0.54	0.53	0.54	0.53
Second quarter	1,268,915	63,645	63,645	0.99	0.97	0.99	0.97
Third quarter	1,305,914	54,282	54,282	0.85	0.83	0.85	0.83
Fourth quarter	1,363,191	62,641	62,641	0.98	0.96	0.98	0.96

Full year	$5,150,278	215,609	215,609	3.35	3.28	3.35	3.28

      Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per-share amounts for the quarters may not equal per-share amounts for the year.
      Earnings in 2005 were impacted, in part, by a state income tax benefit of $8 million (or $0.12 per diluted common share), recognized in the second quarter, associated with the reduction of deferred income taxes due to the phaseout of income taxes for the State of Ohio.
      Earnings in 2004 were impacted, in part, by after-tax gains from properties sold in connection with the relocation of our headquarters of $0.6 million (or $0.01 per diluted common share) in the first quarter, $14 million (or $0.21 per diluted common share) in the second quarter and $0.07 million (or $0.01 per diluted common share) in the third quarter. Earnings in 2004 were also impacted, in part, by a net income tax benefit of $9 million (or $0.14 per diluted common share), recognized in the fourth quarter, associated with the resolution of various tax matters.

RYDER SYSTEM, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E

		Additions

	Balance at		Transferred		Balance
	Beginning	Charged to	(from) to Other		at End
Description	of Period	Earnings	Accounts(1)	Deductions(2)	of Period

	(In thousands)
2005
Accounts receivable allowance	$11,923	8,068	—	6,768	13,223
Reserve for residual value guarantees	$6,206	390	—	1,296	5,300
Self-insurance accruals(3)	$265,706	147,427	—	147,724	265,409
Valuation allowance on deferred tax assets	$11,559	103	(705)	—	12,367
2004
Accounts receivable allowance	$9,361	9,545	—	6,983	11,923
Reserve for residual value guarantees	$10,534	1,250	—	5,578	6,206
Self-insurance accruals(3)	$258,299	151,675	—	144,268	265,706
Valuation allowance on deferred tax assets	$10,331	1,024	(204)	—	11,559
2003
Accounts receivable allowance	$8,003	8,461	—	7,103	9,361
Reserve for residual value guarantees	$27,770	1,665	—	18,901	10,534
Self-insurance accruals(3)	$241,350	147,045	—	130,096	258,299
Valuation allowance on deferred tax assets	$14,392	(305)	3,756	—	10,331

(1)	Transferred (from) to other accounts includes adjustments (from) to the deferred tax valuation allowance for the effect of foreign currency translation, which is recorded in shareholders’ equity through “Accumulated other comprehensive loss.”

(2)	Deductions represent receivables written-off, lease termination payments and insurance claim payments during the period.

(3)	Self-insurance accruals include vehicle liability, workers’ compensation, property damage and cargo, which comprise the majority of our self-insurance programs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
      During 2005, the Audit Committee solicited proposals from the four major accounting firms and conducted an extensive evaluation process in connection with the selection of the independent auditor for the Company for the fiscal year ending December 31, 2006. Following this process, on September 22, 2005, the Audit Committee dismissed KPMG LLP as its independent auditor for the Company’s fiscal year ending December 31, 2006 and appointed PricewaterhouseCoopers LLP to serve as the Company’s independent auditor for 2006. KPMG LLP, which served as the Company’s independent auditor for the two most recent fiscal years, continued as the Company’s independent auditor for the remainder of the fiscal year ended December 31, 2005.
      KPMG LLP’s audit reports on the Company’s consolidated financial statements for the fiscal years ended December 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that KPMG LLP’s audit report dated February 15, 2006 included an explanatory paragraph related to the change in method of accounting for conditional asset retirement obligations in 2005 and methods of accounting for variable interest entities and asset retirement obligations in 2003 and the report dated February 22, 2005 included an explanatory paragraph related to the change in methods of accounting for variable interest entities and asset retirement obligations in 2003 and method of accounting for goodwill and other intangible assets in 2002. The audit reports of KPMG LLP on management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2005 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s two most recent fiscal years and through the date of this report, (i) there were no disagreements between the Company and KPMG LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG LLP, would have caused KPMG LLP to make reference to the subject matter of the disagreement in its report on the Company’s consolidated financial statements, and (ii) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K. During the two most recent fiscal years and through the date hereof, neither the Company nor anyone acting on behalf of the Company consulted PricewaterhouseCoopers LLP regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
      As of the end of the period covered by this report, Ryder carried out an evaluation, under the supervision and with the participation of Ryder’s management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2005, Ryder’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed in the reports Ryder files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

Management’s Report on Internal Control over Financial Reporting
      Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set out in Item 8 of Part II of this Form 10-K Annual Report.

Changes in Internal Controls over Financial Reporting
      During the quarter ended December 31, 2005, there were no significant changes in Ryder’s internal control over financial reporting or in other factors that could materially affect or is reasonably likely to materially affect such internal controls over financial reporting.
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

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(a)	The Ryder System, Inc. Restated Articles of Incorporation, dated November 8, 1985, as amended through May 18, 1990, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1990, are incorporated by reference into this report.

3	.1(b)	Articles of Amendment to Ryder System, Inc. Restated Articles of Incorporation, dated November 8, 1985, as amended, previously filed with the Commission on April 3, 1996 as an exhibit to Ryder’s Form 8-A are incorporated by reference into this report.

3.2		The Ryder System, Inc. By-Laws, as amended through February 16, 2001, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2000, are incorporated by reference into this report.

4.1		Ryder hereby agrees, pursuant to paragraph(b)(4)(iii) of Item 601 of Regulation S-K, to furnish the Commission with a copy of any instrument defining the rights of holders of long-term debt of Ryder, where such instrument has not been filed as an exhibit hereto and the total amount of securities authorized thereunder does not exceed 10% of the total assets of Ryder and its subsidiaries on a consolidated basis.

4	.2(a)	The Form of Indenture between Ryder System, Inc. and The Chase Manhattan Bank (National Association) dated as of June 1, 1984, filed with the Commission on November 19, 1985 as an exhibit to Ryder’s Registration Statement on Form S-3 (No. 33-1632), is incorporated by reference into this report.

4	.2(b)	The First Supplemental Indenture between Ryder System, Inc. and The Chase Manhattan Bank (National Association) dated October 1, 1987, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated by reference into this report.

4.3		The Form of Indenture between Ryder System, Inc. and The Chase Manhattan Bank (National Association) dated as of May 1, 1987, and supplemented as of November 15, 1990 and June 24, 1992, filed with the Commission on July 30, 1992 as an exhibit to Ryder’s Registration Statement on Form S-3 (No. 33-50232), is incorporated by reference into this report.

4.4		The Form of Indenture between Ryder System, Inc. and J.P. Morgan Trust Company, National Association dated as of October 3, 2003 filed with the Commission on August 29, 2003 as an exhibit to Ryder’s Registration Statement on Form S-3 (No. 333-108391), is incorporated by reference into this report.

10.1		The form of change of control severance agreement for executive officers effective as of January 1, 2000, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated by reference into this report.

10.2		The form of severance agreement for executive officers effective as of January 1, 2000, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated by reference into this report.

10	.3(f)	The Ryder System, Inc. 2005 Management Incentive Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 16, 2005, is incorporated by reference into this report.

10	.4(a)	The Ryder System, Inc. 1980 Stock Incentive Plan, as amended and restated as of August 15, 1996, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated by reference into this report.

10	.4(b)	The form of Ryder System, Inc. 1980 Stock Incentive Plan, United Kingdom Section, dated May 4, 1995, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated by reference into this report.

Exhibit
Number		Description

10	.4(c)	The form of Ryder System, Inc. 1980 Stock Incentive Plan, United Kingdom Section, dated October 3, 1995, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated by reference into this report.

10	.4(f)	The Ryder System, Inc. 1995 Stock Incentive Plan, as amended and restated at May 4, 2001, previously filed with the Commission as an exhibit to Ryder’s report on Form 10-Q for the quarter ended September 30, 2001, is incorporated by reference into this report.

10	.4(g)	The Ryder System, Inc. 1995 Stock Incentive Plan, as amended and restated as of July 25, 2002, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated by reference into this report.

10	.4(h)	The Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission on March 30, 2005 as Appendix A to the Proxy Statement for the 2005 Annual Meeting of Shareholders of the Company, is incorporated by reference into this report.

10	.4(i)	Terms and Conditions applicable to non-qualified stock options granted under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on May 11, 2005, are incorporated by reference into this report.

10	.4(j)	Terms and Conditions applicable to restricted stock rights granted under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on May 11, 2005, are incorporated by reference into this report.

10	.4(k)	Terms and Conditions applicable to restricted stock units granted under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on May 11, 2005, are incorporated by reference into this report.

10	.4(l)	Terms and Conditions applicable to the 2005 long-term incentive cash awards granted under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on May 11, 2005, are incorporated by reference into this report.

10	.4(m)	Terms and Conditions applicable to annual incentive cash awards granted under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 15, 2006, are incorporated by reference into this report.

10	.4(n)	Terms and Conditions applicable to performance-based restricted stock rights and related cash awards granted under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 15, 2006, are incorporated by reference into this report.

10	.5(b)	The Ryder System, Inc. Directors Stock Award Plan, as amended and restated at February 10, 2005, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference into this report.

10	.5(c)	The Ryder System, Inc. Directors Stock Plan, as amended and restated at May 7, 2004, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference into this report.

10	.6(a)	The Ryder System Benefit Restoration Plan, effective January 1, 1985, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated by reference into this report.

Exhibit
Number		Description

10	.6(b)	The First Amendment to the Ryder System Benefit Restoration Plan, effective at December 16, 1988, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated by reference into this report.

10	.9(a)	The Ryder System, Inc. Stock for Merit Increase Replacement Plan, as amended and restated as of August 15, 1996, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated by reference into this report.

10.10		The Ryder System, Inc. Deferred Compensation Plan, as amended and restated at January 1, 2005, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference into this report.

10.12		The Asset and Stock Purchase Agreement by and between Ryder System, Inc. and First Group Plc. dated as of July 21, 1999, filed with the Commission on September 24, 1999 as an exhibit to Ryder’s report on Form 8-K, is incorporated by reference into this report.

10.13		The Ryder System, Inc. Long-Term Incentive Plan, effective as of January 1, 2002, as amended on May 6, 2005, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on May 11, 2005, is incorporated by reference into this report.

10.14		Global Revolving Credit Agreement dated as of May 11, 2004 among Ryder System, Inc., certain wholly-owned subsidiaries of Ryder System, Inc., Fleet National Bank, individually and as administrative agent, and certain lenders, previously filed with the Commission as an exhibit to Ryder’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, is incorporated by reference into this report.

10.15		Amendment Agreement No. 1 to $870 million Global Revolving Credit Agreement dated May 11, 2005, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on May 11, 2005, is incorporated by reference into this report.

21.1		List of subsidiaries of the registrant, with the state or other jurisdiction of incorporation or organization of each, and the name under which each subsidiary does business.

23.1		Auditors’ consent to incorporation by reference in certain Registration Statements on Forms S-3 and S-8 of their reports on consolidated financial statements and schedules of Ryder System, Inc. and its subsidiaries.

24.1		Manually executed powers of attorney for each of:

John M. Berra L. Patrick Hassey Daniel H. Mudd Abbie J. Smith Hansel E. Tookes, II	David I. Fuente Lynn M. Martin Eugene A. Renna E. Follin Smith Christine A. Varney

31.1	Certification of Gregory T. Swienton pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Tracy A. Leinbach pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32	Certification of Gregory T. Swienton and Tracy A. Leinbach pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.
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

Date: February 17, 2006	RYDER SYSTEM, INC. By: /s/ Gregory T. Swienton Gregory T. Swienton Chairman of the Board and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 17, 2006	By: /s/ Gregory T. Swienton Gregory T. Swienton Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: February 17, 2006	By: /s/ Tracy A. Leinbach Tracy A. Leinbach Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 17, 2006	By: /s/ Art A. Garcia Art A. Garcia Senior Vice President and Controller (Principal Accounting Officer)

Date: February 17, 2006	By: John M. Berra* John M. Berra Director

Date: February 17, 2006	By: David I. Fuente* David I. Fuente Director

Date: February 17, 2006	By: L. Patrick Hassey* L. Patrick Hassey Director

Date: February 17, 2006	By: Lynn M. Martin* Lynn M. Martin Director

Date: February 17, 2006	By: Daniel H. Mudd* Daniel H. Mudd Director

Date: February 17, 2006	By: Eugene A. Renna* Eugene A. Renna Director

Date: February 17, 2006	By: Abbie J. Smith* Abbie J. Smith Director

Date: February 17, 2006	By: E. Follin Smith* E. Follin Smith Director

Date: February 17, 2006	By: Hansel E. Tookes, II* Hansel E. Tookes, II Director

Date: February 17, 2006	By: Christine A. Varney* Christine A. Varney Director

Date: February 17, 2006	*By: /s/ Flora R. Perez Flora R. Perez Attorney-in-Fact