Form 10-Q
period 2006-03-31
RYDER SYSTEM INC
filed 2006-04-27
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File Number: 1-4364

RYDER SYSTEM, INC.
(Exact name of registrant as specified in its charter)

Florida	59-0739250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11690 N.W. 105th Street
Miami, Florida 33178	(305) 500-3726
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☑    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐   NO ☑

Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at March 31, 2006 was 60,998,381.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RYDER SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended March 31,
	2006	2005
	(In thousands, except per share amounts)

Revenue	$1,496,291	1,315,615

Operating expense (exclusive of items shown separately)	661,240	610,383
Salaries and employee-related costs	337,513	307,559
Subcontracted transportation	202,223	111,883
Depreciation expense	178,176	181,390
Gains on vehicle sales, net	(12,812)	(12,764)
Equipment rental	24,870	27,317
Interest expense	31,422	26,951
Miscellaneous income, net	(5,386)	(4,259)
Restructuring and other recoveries, net	(159)	(67)

	1,417,087	1,248,393

Earnings before income taxes	79,204	67,222
Provision for income taxes	31,622	25,733

Net earnings	$47,582	41,489

Earnings per common share:
Basic	$0.78	0.65

Diluted	$0.77	0.64

Cash dividends per common share	$0.18	0.16

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	(unaudited)
	March 31,	December 31,
	2006	2005
	(Dollars in thousands, except per share amounts)

Assets:
Current assets:
Cash and cash equivalents	$75,621	128,727
Receivables, net	800,382	820,825
Inventories	61,247	59,579
Prepaid expenses and other current assets	219,202	154,624

Total current assets	1,156,452	1,163,755

Revenue earning equipment, net of accumulated depreciation of $2,827,864 and $2,862,998, respectively	3,909,126	3,794,410
Operating property and equipment, net of accumulated depreciation of $751,507 and $748,604, respectively	487,068	486,802
Goodwill	156,018	155,785
Intangible assets	22,269	22,462
Direct financing leases and other assets	394,334	410,050

Total assets	$6,125,267	6,033,264

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$263,028	269,438
Accounts payable	488,929	414,336
Accrued expenses and other current liabilities	462,400	569,721

Total current liabilities	1,214,357	1,253,495

Long-term debt	2,035,771	1,915,928
Other non-current liabilities	496,768	487,268
Deferred income taxes	854,724	849,117

Total liabilities	4,601,620	4,505,808

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, March 31, 2006 or December 31, 2005	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, March 31, 2006 — 60,998,381; December 31, 2005 — 61,869,473	30,331	30,935
Additional paid-in capital	668,346	666,674
Retained earnings	1,026,763	1,038,364
Deferred compensation	—	(5,598)
Accumulated other comprehensive loss	(201,793)	(202,919)

Total shareholders’ equity	1,523,647	1,527,456

Total liabilities and shareholders’ equity	$6,125,267	6,033,264

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2006	2005
	(In thousands)

Cash flows from operating activities:
Net earnings	$47,582	41,489
Depreciation expense	178,176	181,390
Gains on vehicle sales, net	(12,812)	(12,764)
Amortization expense and other non-cash charges, net	378	1,429
Share-based compensation expense	3,183	758
Deferred income tax expense	14,835	1,237
Tax benefits from share-based compensation	1,298	2,180
Changes in operating assets and liabilities, net of acquisitions:
Receivables	15,519	31,876
Inventories	(1,689)	(3,434)
Prepaid expenses and other assets	(57,152)	(8,330)
Accounts payable	15,912	(29,068)
Accrued expenses and other non-current liabilities	(87,991)	(229,366)

Net cash provided by (used in) operating activities	117,239	(22,603)

Cash flows from financing activities:
Net change in commercial paper borrowings	200,734	204,257
Debt proceeds	14,730	259,399
Debt repaid, including capital lease obligations	(103,163)	(78,103)
Dividends on common stock	(10,973)	(10,286)
Common stock issued	15,782	12,156
Common stock repurchased	(65,861)	(21,431)
Excess tax benefits from share-based compensation	2,676	—

Net cash provided by financing activities	53,925	365,992

Cash flows from investing activities:
Purchases of property and revenue earning equipment	(310,014)	(442,407)
Sales of operating property and equipment	760	594
Sales of revenue earning equipment	88,248	77,795
Acquisitions	(4,113)	(14,505)
Collections on direct finance leases	16,343	16,580
Other, primarily changes in restricted cash	(16,287)	2,724

Net cash used in investing activities	(225,063)	(359,219)

Effect of exchange rate changes on cash	793	(914)

Decrease in cash and cash equivalents	(53,106)	(16,744)
Cash and cash equivalents at January 1	128,727	100,971

Cash and cash equivalents at March 31	$75,621	84,227

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,435	12,685
Income taxes, net of refunds	99,897	238,781

Non-cash investing activities:
Changes in accounts payable related to purchases of revenue earning equipment	58,922	64,024

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

							Accumulated
	Preferred			Additional			Other
	Stock	Common Stock		Paid-In	Retained	Deferred	Comprehensive
	Amount	Shares	Par	Capital	Earnings	Compensation	Loss	Total
	(Dollars in thousands, except per share amount)

Balance at December 31, 2005	$—	61,869,473	$30,935	666,674	1,038,364	(5,598)	(202,919)	1,527,456

Components of comprehensive income:
Net earnings	—	—	—	—	47,582	—	—	47,582
Foreign currency translation adjustments	—	—	—	—	—	—	881	881
Unrealized gain related to derivative instruments	—	—	—	—	—	—	245	245

Total comprehensive income								48,708
Common stock dividends declared — $0.18 per share	—	—	—	—	(10,973)	—	—	(10,973)
Common stock issued under employee stock option and stock purchase plans (1)	—	684,918	303	15,234	—	—	—	15,537
Benefit plan stock sales (2)	—	5,786	3	242	—	—	—	245
Common stock repurchases	—	(1,561,796)	(781)	(16,870)	(48,210)	—	—	(65,861)
Tax benefits from stock plans	—	—	—	5,352	—	—	—	5,352
Share-based compensation	—	—	—	3,183	—	—	—	3,183
Adoption of SFAS No. 123R	—	—	(129)	(5,469)	—	5,598	—	—

Balance at March 31, 2006	$—	60,998,381	$30,331	668,346	1,026,763	—	(201,793)	1,523,647

(1)	Net of common shares delivered as payment for the exercise price or to satisfy the option holders’ withholding tax liability upon exercise of options.
(2)	Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plan.

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(A) INTERIM FINANCIAL STATEMENTS

       The accompanying unaudited Consolidated Condensed Financial Statements include the accounts of Ryder System, Inc. and all entities in which Ryder System, Inc. has a controlling voting interest (“subsidiaries”) and variable interest entities (“VIE”) required to be consolidated in accordance with U.S. GAAP, which have been prepared in accordance with the accounting policies described in the 2005 Annual Report on Form 10-K, and should be read in conjunction with the Consolidated Financial Statements and notes thereto. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures herein are adequate. The operating results for interim periods are unaudited and are not necessarily indicative of the results that can be expected for a full year. Certain prior year amounts have been reclassified to conform to current period presentation.

(B) ACCOUNTING CHANGE

       At March 31, 2006, we had two stock-based employee compensation plans, which are described more fully in Note (C) “Share-Based Compensation Plans.” Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Prior to January 1, 2006, share-based compensation was recognized only for grants of nonvested stock (restricted stock) and share-based compensation expense was not recognized for employee stock options and stock purchase plans. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified-prospective transition method. Under this transition method, compensation expense was recognized beginning January 1, 2006 and includes (a) compensation expense for all share-based employee compensation arrangements granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based employee compensation arrangements granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

       As a result of adopting SFAS No. 123R on January 1, 2006, earnings before income taxes and net earnings for the three months ended March 31, 2006 were $2.5 million and $1.8 million lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $0.81 and $0.80, respectively, if we had not adopted SFAS No. 123R, compared to reported basic and diluted earnings per share of $0.78 and $0.77, respectively.

       Prior to the adoption of SFAS No. 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Condensed Statements of Cash Flows. SFAS No. 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) to be classified as financing cash flows. The excess tax benefit of $2.7 million classified as a financing cash inflow would have been classified as an operating cash inflow if we had not adopted SFAS No. 123R.

       The following table illustrates the effect on 2005 net earnings and earnings per diluted common share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our stock-based employee compensation plans. For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes-Merton option-pricing valuation model and amortized to expense over the options’ vesting periods.

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Three months ended
March 31, 2005
(In thousands except
per share amounts)

Net earnings, as reported	$41,489

Add: Share-based compensation expense included in reported net earnings, net of tax	453

Deduct: Total share-based compensation expense determined under fair value method for all awards, net of tax	(2,458)

Pro forma net earnings	$39,484

Earnings per common share:
Basic:
As reported	$0.65

Pro forma	$0.62

Diluted:
As reported	$0.64

Pro forma	$0.61

(C) SHARE-BASED COMPENSATION PLANS

       At March 31, 2006, Ryder had various stock option and incentive plans and a stock purchase plan, which are described below. The following table provides information on share-based compensation expense and tax benefits recognized during the period:

	Three months ended March 31,
	2006	2005
	(In thousands)

Share-based compensation expense	$3,183	758
Income tax benefit	(996)	(305)

Share-based compensation expense, net of tax	$2,187	453

       Cash received from stock issued under all share-based employee compensation arrangements for the three months ended March 31, 2006 and 2005 was $15.5 million and $11.5 million, respectively. The actual tax benefit realized for the tax deductions from share-based employee compensation arrangements totaled $4.0 million and $2.5 million, for the three months ended March 31, 2006 and 2005, respectively.

       Stock Option Plans

       Ryder sponsors various stock option and incentive plans that are shareholder-approved and permit the grant of share options and shares to our employees for up to 5 million shares of common stock. Option awards are generally granted to employees for purchase of common stock at prices equal to the market price of Ryder’s stock at the time of grant. Options granted under all plans generally vest one-third each year based on three years of service and have no more than 10-year contractual terms. Key employee plans also provide for the issuance of nonvested stock (restricted stock) or stock units at no cost to the employee. Certain nonvested stock granted in 2006 was subject to a three-year market vesting condition in addition to the general service condition. The market condition provides that Ryder’s total shareholder return (TSR) as a percentage of the S&P 500 comparable-period TSR be 100% or greater over a three-year period. Awards under a non-employee director plan may also be granted in tandem with nonvested stock units at no cost to the grantee.

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

       A summary of option activity under our stock option plans as of March 31, 2006, and changes during the three months ended March 31, 2006 is presented in the table below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)
	(Shares in thousands)

Options outstanding at January 1	4,535	$33.02
Granted	1,032	42.80
Exercised	(597)	25.92
Forfeited or expired	(83)	40.75

Options outstanding at March 31	4,887	$35.82	4.9	$44,443

Vested and expected to vest at March 31	4,691	$35.57	5.3	$43,811

Exercisable at March 31	2,689	$30.57	3.8	$38,532

       A summary of the status of Ryder’s nonvested stock as of March 31, 2006, and changes during the three months ended March 31, 2006 is presented in the table below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
	(Shares in thousands)

Nonvested stock outstanding at January 1	297	$34.45
Granted	95	27.45
Vested	(101)	28.91
Forfeited	(20)	34.57

Nonvested stock outstanding at March 31	271	$34.05

Nonvested stock outstanding at March 31, subject to market vesting conditions	86	$25.59

       A summary of grant date fair values and intrinsic values for the three months ended March 31, 2006 and 2005, are presented below:

	Three months ended March 31 ,
	2006	2005

Grant date fair value of options granted	$10.65	9.84

Intrinsic value of options exercised (in thousands)	$10,449	5,843

Fair value of vested awards (in thousands)	$11,715	9,614

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

       A summary of unrecognized compensation expense and the period over which the expense is expected to be recognized at March 31, 2006 is presented below:

March 31, 2006
(Dollars in thousands)

Unrecognized share-based compensation expense:
Stock options	$15,568
Nonvested stock	8,069

Weighted-average period to recognize expense	3.4 years

       Stock Purchase Plans

       Ryder’s employee stock purchase plan provides for periodic offerings to substantially all U.S. and Canadian employees to subscribe to shares of Ryder’s common stock at 85% of the fair market value on either the date of offering or the last day of the purchase period, whichever is less. The stock purchase plan currently in effect provides for quarterly purchase periods and stock purchased must be held for 90 days.

       A summary of the status of Ryder’s stock purchase plan as of March 31, 2006, and changes during the three months ended March 31, 2006 is presented in the table below:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Shares	Price	Contractual Term	Intrinsic Value
(Shares in thousands)

Outstanding at January 1	—	$—
Granted	49	34.63
Exercised	(49)	34.63
Forfeited or expired	—	$—

Outstanding at March 31	—	$—	—	$—

Exercisable at March 31	—	$—	—	$—

       The weighted-average grant date fair value of shares granted during the three months ended March 31, 2006 and 2005, was $8.63 and $9.39, respectively.

       Share-Based Compensation Fair Value Assumptions

       The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing valuation model that uses the weighted-average assumptions noted in the table below. The fair value of the stock option awards, which are subject to graded vesting, is expensed on a straight-line basis over the vesting life of the stock options. Expected volatility is based on historical volatility of Ryder’s stock and implied volatility from traded options on Ryder’s stock. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award. We use historical data to estimate stock option exercises and forfeitures within the valuation model. The expected term of stock option awards granted is derived from historical exercise experience under the share-based employee compensation arrangements and represents the period of time that stock option awards granted are expected to be outstanding.

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Three months ended March 31,
	2006	2005

Option plans:
Expected dividends	1.7%	1.4%
Expected volatility	27.0%	25.2%
Risk-free rate	4.6%	3.6%
Expected term	4.1 years	3.9 years

Purchase plans:
Expected dividends	1.6%	1.4%
Expected volatility	30.0%	25.4%
Risk-free rate	4.3%	2.2%
Expected term	0.25 year	0.25 year

       The fair value of the awards of nonvested stock during 2006 that contained market conditions was estimated on the date of grant using a lattice-based option valuation model that incorporates a Monte Carlo simulation.

(D) EARNINGS PER SHARE

       Basic earnings per common share is computed by dividing net earnings by the weighted-average number of common shares outstanding. Nonvested stock (restricted stock) granted to employees and directors are not included in the computation of basic earnings per common share until the securities vest. Diluted earnings per common share reflect the dilutive effect of potential common shares from securities such as stock options and nonvested stock. The dilutive effect of stock options and nonvested stock is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and vesting of restricted stock would be used to purchase common shares at the average market price for the period. A reconciliation of the number of shares used in computing basic and diluted earnings per common share follows:

	Three months ended March 31,
	2006	2005
	(In thousands)

Weighted-average shares outstanding — Basic	60,722	64,021
Effect of dilutive options and nonvested stock	711	1,108

Weighted-average shares outstanding — Diluted	61,433	65,129

Anti-dilutive options not included above	1,679	1,247

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(E) RESTRUCTURING AND OTHER RECOVERIES

       The components of restructuring and other recoveries, net were as follows:

	Three months ended March 31,
	2006	2005
	(In thousands)

Restructuring recoveries, net:
Severance and employee-related recoveries	$(142)	(37)
Facility and related recoveries	(17)	—

Other recoveries, net:
Contract termination and transition costs	—	(30)

Total	$(159)	(67)

       Allocation of restructuring and other recoveries, net across business segments was as follows:

	Three months ended March 31,
	2006	2005
	(In thousands)

Fleet Management Solutions	$(95)	(47)
Supply Chain Solutions	(58)	(13)
Dedicated Contract Carriage	(4)	(7)
Central Support Services	(2)	—

Total	$(159)	(67)

       Restructuring recoveries, net in 2006 and 2005 relate primarily to employee severance and benefits recorded in prior restructuring charges that were reversed due to refinements in estimates.

       Activity related to restructuring reserves was as follows:

	December 31,		Deductions		March 31,
	2005			Non-Cash	2006
	Balance	Additions	Cash Payments	Reductions (1)	Balance
	(In thousands)

Employee severance and benefits	$2,527	145	858	287	1,527
Facilities and related costs	700	—	90	17	593

Total	$3,227	145	948	304	2,120

(1)	Non-cash reductions represent adjustments to the restructuring reserve as actual costs related to employee termination and other exit costs were less than originally estimated.

       At March 31, 2006, outstanding restructuring obligations are generally required to be paid over the next eighteen months.

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(F) REVENUE EARNING EQUIPMENT

	March 31, 2006			December 31, 2005
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value (1)	Cost	Depreciation	Value (1)
	(In thousands)

Full service lease	$5,156,088	(2,090,952)	3,065,136	5,085,084	(2,113,494)	2,971,590
Commercial rental	1,580,902	(736,912)	843,990	1,572,324	(749,504)	822,820

Total	$6,736,990	(2,827,864)	3,909,126	6,657,408	(2,862,998)	3,794,410

(1)	Revenue earning equipment, net includes vehicles acquired under capital leases of $14.6 million, less accumulated amortization of $10.1 million, at March 31, 2006, and $16.5 million, less accumulated amortization of $11.1 million, at December 31, 2005. Amortization expense attributed to vehicles acquired under capital leases is combined with depreciation expense.

       At March 31, 2006 and December 31, 2005, the net carrying value of revenue earning equipment held for sale was $82.6 million and $86.6 million, respectively.

       At the end of 2005, we completed our annual review of the residual values and useful lives of our revenue earning equipment. Based on the results of our analysis, we adjusted the residual values and useful lives of certain classes of our revenue earning equipment effective January 1, 2006. This change in estimate caused net earnings to increase by approximately $3 million, or $0.03 per diluted common share, in the first three months of 2006 compared to the same period in 2005.

(G) INCOME TAXES

       We are subject to tax audits in numerous jurisdictions in the U.S. and around the world. Tax audits by their very nature are often complex and can require several years to complete. The Internal Revenue Service (IRS) has now closed audits of our U.S. federal income tax returns through fiscal year 2000. In connection with the resolution of our federal income tax audit for the 1998 to 2000 tax period, on February 22, 2005, we paid $176 million, including interest through the date of payment.

       In 2005, the IRS began auditing our federal income tax returns for 2001 through 2003. We believe that Ryder has not entered into any other transactions since 2000 that raise the same type of issues identified by the IRS in its most recently concluded audit.

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(H) DEBT

	March 31, 2006	December 31, 2005
	(In thousands)

Short-term debt and current portion of long-term debt:
Capital lease obligations	$106	137
Unsecured foreign obligations	21,776	26,083
Current portion of long-term debt, including capital leases	241,146	243,218

Total short-term debt and current portion of long-term debt	263,028	269,438

Long-term debt:
U.S. commercial paper	528,507	322,711
Canadian commercial paper	61,639	67,080
Unsecured U.S. notes: (1)
Debentures	125,922	125,915
Medium-term notes	1,355,202	1,394,976
Unsecured U.S. obligations, principally bank term loans	56,200	56,200
Unsecured foreign obligations	93,017	118,271
Asset-backed securities (2)	54,700	71,551
Capital lease obligations	1,623	1,683

Total before fair market value adjustment	2,276,810	2,158,387
Fair market value adjustment on notes subject to hedging (3)	107	759

	2,276,917	2,159,146
Current portion of long-term debt, including capital leases	(241,146)	(243,218)

Long-term debt	2,035,771	1,915,928

Total debt	$2,298,799	2,185,366

(1)	Ryder had unamortized original issue discounts of $15.2 million at March 31, 2006 and $15.3 million at December 31, 2005.
(2)	Asset-backed securities represent outstanding debt of consolidated variable interest entities (VIEs). Asset-backed securities are collateralized by cash reserve deposits and revenue earning equipment of consolidated VIEs totaling $82.4 million and $96.6 million at March 31, 2006 and December 31, 2005, respectively.
(3)	The notional amount of executed interest rate swaps designated as fair value hedges was $145.0 million at March 31, 2006 and $185.0 million at December 31, 2005.

       Ryder can borrow up to $870 million through a global revolving credit facility with a syndicate of lenders. The credit facility is used primarily to finance working capital internationally and provide support for the issuance of commercial paper. The credit facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at March 31, 2006). At Ryder’s option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 11.0 basis points, which applies to the total facility of $870 million, and is based on Ryder’s current credit ratings. The credit facility contains no provisions restricting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, Ryder must maintain a ratio of debt to consolidated tangible net worth, as defined in the agreement, of less than or equal to 300%. The ratio at March 31, 2006 was 136%. At March 31, 2006, $273.2 million was available under the credit facility. At March 31, 2006, foreign borrowings (Canadian commercial paper) of $61.6 million were outstanding under the facility.

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

       At March 31, 2006, Ryder had $800 million of securities available for issuance under the universal shelf registration statement filed with the SEC during 2005.

       At March 31, 2006, Ryder had letters of credit and surety bonds outstanding of $213.6 million and $52.7 million, respectively, which primarily guarantee various insurance activities. See Note (I), “Guarantees,” for further discussion.

(I) GUARANTEES

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

       At March 31, 2006 and December 31, 2005, the maximum determinable exposure of guarantees and the corresponding liability, if any, recorded on the Consolidated Condensed Balance Sheets were as follows:

	March 31, 2006		December 31, 2005
	Maximum	Carrying	Maximum	Carrying
	Exposure of	Amount	Exposure of	Amount
Guarantee	Guarantee	of Liability	Guarantee	of Liability
	(In thousands)

Vehicle residual value guarantees:
Sale and leaseback arrangements — end of term guarantees (1)	$295	1	628	4
Finance lease program	3,847	1,550	3,838	1,730
Used vehicle financing	4,835	1,367	4,450	1,197
Standby letters of credit	7,299	—	7,299	—

Total	$16,276	2,918	16,215	2,931

(1)	Amounts exclude contingent rentals associated with residual value guarantees on certain vehicles held under operating leases for which the guarantees are conditioned upon disposal of the leased vehicles prior to the end of their lease term. At March 31, 2006 and December 31, 2005, Ryder’s maximum exposure for such guarantees was approximately $155.7 million and $161.2 million, respectively, with $4.6 million and $5.3 million recorded as a liability at March 31, 2006 and December 31, 2005, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

       At March 31, 2006, Ryder had letters of credit and surety bonds outstanding totaling $213.6 million and $52.7 million, respectively, which primarily guarantee the payment of insurance claims. Certain of these letters of credit and surety bonds guarantee insurance activities associated with insurance claim liabilities transferred in conjunction with the sale of our automotive transport business, reported as discontinued operations in previous years. The entity that assumed these liabilities filed for protection under Chapter 11 of the United States Bankruptcy Code on July 31, 2005. To date, the insurance claims, representing per-claim deductibles payable under third-party insurance policies, have been paid and continue to be paid by the company that assumed such liabilities. However, if all or a portion of the estimated outstanding assumed claims of approximately $7.3 million at March 31, 2006 are unable to be paid, the third-party insurers may have recourse against certain of the outstanding letters of credit provided by Ryder in order to satisfy the unpaid claim deductibles. In order to reduce our potential exposure to these claims, we have received an irrevocable letter of credit from the purchaser of the business referred to above totaling $7.5 million at March 31, 2006. Periodically, an independent actuarial valuation will be made in order to better estimate the amount of outstanding insurance claim liabilities.

(J) SHARE REPURCHASE PROGRAM

       In October 2005, our Board of Directors authorized a $175 million share repurchase program over a period not to exceed two years. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management established a prearranged written plan under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the October 2005 program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During the first quarter of 2006, we completed the October 2005 program. In 2006, we repurchased and retired approximately 1.6 million shares under the October 2005 program at an aggregate cost of $65.8 million. We repurchased and retired an aggregate of approximately 4.2 million shares under the program.

       In July 2004, our Board of Directors authorized a two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. Under the July 2004 program, shares of common stock were purchased in an amount not to exceed the number of shares issued to employees upon the exercise of stock options or through employee stock purchase plans since May 1, 2004. The July 2004 program limited aggregate share repurchases to no more than 3.5 million shares of Ryder common stock. Management was granted the authority to establish a trading plan under Rule 10b5-1 a part of the July 2004 program. During the fourth quarter of 2005, we replaced the July 2004 program with the October 2005 program noted previously. For the three months ended March 31, 2005, we repurchased and retired a total of approximately 0.5 million shares under the program at an aggregate cost of $21.4 million.

(K) COMPREHENSIVE INCOME

       Comprehensive income presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following table provides a reconciliation of net earnings as reported in the Consolidated Condensed Statements of Earnings to comprehensive income.

	Three months ended March 31,
	2006	2005
	(In thousands)

Net earnings	$47,582	41,489
Other comprehensive income:
Foreign currency translation adjustments	881	(8,528)
Unrealized net gain (loss) on derivative instruments	245	(366)

Total comprehensive income	$48,708	32,595

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(L) EMPLOYEE BENEFIT PLANS

       Components of net periodic benefit cost were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,
	2006	2005	2006	2005
	(In thousands)

Company-administered plans:
Service cost	$10,451	9,560	327	267
Interest cost	20,224	19,197	576	601
Expected return on plan assets	(23,894)	(22,737)	—	—
Amortization of transition asset	(7)	(8)	—	—
Recognized net actuarial loss	8,771	7,064	203	171
Amortization of prior service cost (credit)	353	357	(57)	(289)

	15,898	13,433	1,049	750
Union-administered plans	1,158	1,043	—	—

Net periodic benefit cost	$17,056	14,476	1,049	750

Company-administered plans:
U.S.	$11,370	9,633	920	655
Non-U.S.	4,528	3,800	129	95

	15,898	13,433	1,049	750
Union-administered plans	1,158	1,043	—	—

	$17,056	14,476	1,049	750

       As previously disclosed in our 2005 Annual Report, we expect to contribute approximately $71 million to our pension plans during 2006. For the three months ended March 31, 2006, global contributions of $3.4 million had been made to our pension plans.

(M) SEGMENT REPORTING

       Ryder’s operating segments are aggregated into reportable business segments based primarily upon similar economic characteristics, products, services, customers and delivery methods. Ryder operates in three reportable business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing, commercial rental and contract maintenance of trucks, tractors and trailers to customers in the U.S., Canada and the U.K.; (2) Supply Chain Solutions (SCS), which provides comprehensive supply chain consulting and lead logistics management solutions that support customers’ entire supply chains from inbound raw materials through distribution of finished goods throughout North America, in Latin America, Europe and Asia; and (3) Dedicated Contract Carriage (DCC), which provides vehicles and drivers as part of a dedicated transportation solution in North America.

       Ryder’s primary measurement of segment financial performance, defined as “Net Before Taxes” (NBT), includes an allocation of Central Support Services (CSS) and excludes restructuring and other recoveries, net. CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, shared management information systems, customer solutions, health and safety, legal and corporate communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and as such, remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, corporate communications, public affairs and certain executive compensation. CSS costs attributable to the business segments are generally allocated to FMS, SCS and DCC as follows:

•	Finance, corporate services and health and safety — allocated based upon estimated and planned resource utilization;

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

•	Human resources — individual costs within this category are allocated in several ways, including allocation based on estimated utilization and number of personnel supported;

•	Information technology — allocated principally based upon utilization-related metrics such as number of users or minutes of CPU time. Customer-related project costs and expenses are allocated to the business segment responsible for the project; and

•	Other — represents purchasing, legal and other centralized costs and expenses including certain performance-based incentive compensation costs. Expenses, where allocated, are based primarily on the number of personnel supported.

       The following table sets forth financial information for each of Ryder’s business segments and a reconciliation between segment NBT and earnings before income taxes for the three months ended March 31, 2006 and 2005. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

	FMS	SCS	DCC	Eliminations	Total
	(In thousands)

For the three months ended March 31, 2006
Revenue from external customers	$888,140	469,468	138,683	—	1,496,291
Inter-segment revenue	93,018	—	—	(93,018)	—

Total revenue	$981,158	469,468	138,683	(93,018)	1,496,291

Segment NBT (1)	$74,895	10,659	8,462	(7,766)	86,250

Unallocated CSS					(7,205)
Restructuring and other recoveries, net					159

Earnings before income taxes					$79,204

Segment capital expenditures (2)	$303,801	2,721	304	—	306,826

Unallocated CSS					3,188

Capital expenditures					$310,014

March 31, 2005
Revenue from external customers	$840,841	346,793	127,981	—	1,315,615
Inter-segment revenue	83,799	—	—	(83,799)	—

Total revenue	$924,640	346,793	127,981	(83,799)	1,315,615

Segment NBT (1)	$70,864	6,507	5,888	(7,522)	75,737

Unallocated CSS					(8,582)
Restructuring and other recoveries, net					67

Earnings before income taxes					$67,222

Segment capital expenditures (2)	$415,651	11,034	254	—	426,939

Unallocated CSS					15,468

Capital expenditures					$442,407

(1)	CSS includes the activity not allocated to the reportable business segments.
(2)	Excludes FMS acquisitions of $4.1 million and $14.5 million primarily comprised of long-lived assets during the three months ended March 31, 2006 and 2005, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

       Our customer base includes enterprises operating in a variety of industries including automotive, electronics, high-tech, telecommunications, industrial, consumer goods, paper and paper products, office equipment, food and beverage, general retail industries, and governments. Our largest customer, General Motors Corporation, accounted for approximately 40.7% and 27.2% of SCS total revenue for the three months ended March 31, 2006 and 2005, respectively, and is comprised of multiple contracts in various geographic regions.

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

	Three months ended March 31,
	2006	2005
	(In thousands)

Equipment contribution:
Supply Chain Solutions	$3,929	3,556
Dedicated Contract Carriage	3,837	3,966

Total	$7,766	7,522

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS —

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

OVERVIEW

       The following discussion should be read in conjunction with the unaudited Consolidated Condensed Financial Statements and notes thereto included under Item 1. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2005 Annual Report on Form 10-K.

       Our business is divided into three segments: our Fleet Management Solutions (FMS) business segment provides full service leasing, commercial rental and contract maintenance of trucks, tractors and trailers to customers in the U.S., Canada and the U.K.; our Supply Chain Solutions (SCS) business segment provides comprehensive supply chain consulting and lead logistics management solutions that support customers’ entire supply chains from inbound raw materials through distribution of finished goods throughout North America, in Latin America, Europe and Asia; and our Dedicated Contract Carriage (DCC) business segment provides vehicles and drivers as part of a dedicated transportation solution in North America. We operate in extremely competitive markets. Our customers select us based on numerous factors including service quality, price, technology and service offerings. As an alternative to using our services, customers may also choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors. Our customer base includes enterprises operating in a variety of industries including automotive, electronics, high-tech, telecommunications, industrial, consumer goods, paper and paper products, office equipment, food and beverage, general retail industries and governments.

ITEMS AFFECTING COMPARABILITY BETWEEN PERIODS

       Prior to January 1, 2006, we accounted for share-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Prior to January 1, 2006, share-based compensation was recognized only for grants of nonvested stock (restricted stock) and share-based compensation expense was not recognized for employee stock options and stock purchase plans. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified-prospective transition method. Under this transition method, compensation was recognized beginning January 1, 2006 and includes (a) compensation expense for all share-based employee compensation arrangements granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based employee compensation arrangements granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

       Allocation of share-based compensation expense across business segments was as follows:

	Three months ended March 31,
	2006	2005
	(In thousands)

Fleet Management Solutions	$1,062	174
Supply Chain Solutions	731	125
Dedicated Contract Carriage	81	16
Central Support Services	1,309	443

Total	$3,183	758

       At March 31, 2006 unrecognized compensation expense from stock options and nonvested shares totaled $23.6 million and the expense is expected to be recognized over the next 3.4 years.

       The calculation of share-based employee compensation expense involves estimates that require management’s judgments. These estimates include the fair value of each of our stock option awards, which is estimated on the date of grant using a Black-Scholes-Merton option-pricing valuation model as discussed in Note (C), “Share-Based Compensation Plans,” in Notes to Consolidated Condensed Financial Statements. The determination of the fair value of share-based employee compensation awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Prior to the adoption of SFAS No. 123R, expected volatility was determined based solely on historical volatility. As a result of the adoption of SFAS No. 123R, we estimate expected volatility based on both historical and implied volatility. In 2006, we added a market vesting condition to the terms of our share-based employee compensation plan related to the grant of nonvested stock, in addition to the service condition. The market condition provided that shares of nonvested stock are subject to vest only if Ryder’s total shareholder return (TSR) as a percentage of the S&P 500 TSR is 100% or greater, over a three-year period. These grants have been valued using a lattice-based option valuation model that incorporates a Monte-Carlo simulation.

CONSOLIDATED RESULTS

	Three months ended March 31,		Change
			2006/
	2006	2005	2005
	(In thousands, except per share amounts)

Earnings before income taxes	$79,204	67,222	18%
Provision for income taxes	31,622	25,733	23

Net earnings	$47,582	41,489	15%

Per diluted common share	$0.77	0.64	20%

Weighted-average shares outstanding — Diluted	61,433	65,129	(6)%

       Earnings before income taxes increased to $79.2 million in the first three months of 2006 compared with the same period in 2005. All business segments reported improved results reflecting better operating performance and continuing leverage from revenue growth. See “Operating Results by Business Segment” for a further discussion of operating results. Earnings in 2006 included a one-time recovery of $1.9 million (pre-tax), or $0.02 per diluted common share, associated with the recognition of common stock received from mutual insurance companies in a prior year. Additionally, earnings in 2005 benefited from the one-time recovery of $2.6 million (pre-tax), or $0.02 per diluted common share, for project costs incurred in prior years. Earnings per share growth exceeded the earnings growth over the prior period because the average number of shares outstanding has decreased during the past year reflecting the impact of completed stock repurchase programs.

	Three months ended March 31,		Change
			2006/
	2006	2005	2005
	(In thousands)

Revenue:
Fleet Management Solutions	$981,158	924,640	6%
Supply Chain Solutions	469,468	346,793	35
Dedicated Contract Carriage	138,683	127,981	8
Eliminations	(93,018)	(83,799)	(11)

Total	$1,496,291	1,315,615	14%

Operating revenue (1)	$1,057,474	1,007,661	5%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our businesses and as a measure of sales activity. FMS fuel services revenue net of related intersegment billings, which is directly impacted by fluctuations in market fuel prices, is excluded from the operating revenue computation as fuel is largely a pass-through to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. Subcontracted transportation revenue in our SCS and DCC business segments are excluded from the operating revenue computation as subcontracted transportation is largely a pass-through to our customers and we realize minimal changes in profitability as a result of fluctuations in subcontracted transportation.

       All business segments reported revenue growth in the first three months of 2006 compared with the same period in 2005. Revenue growth for FMS was driven by higher fuel services revenue, primarily as a result of higher average fuel prices, and full service lease contract growth. SCS revenue growth was primarily related to increased volume of managed subcontracted transportation, as well as higher volumes, including reduced automotive plant shutdowns, and new and expanded business in all industry groups. DCC revenue growth was due to new and expanded business, and pricing increases associated with higher fuel costs. Revenue comparisons were also impacted by favorable movements in foreign currency exchange rates related to our international operations. Total revenue included a favorable foreign currency exchange impact of 0.6% due primarily to the strengthening of the Canadian dollar.

	Three months ended March 31,		Change
			2006/
	2006	2005	2005
	(Dollars in thousands)

Operating expense (exclusive of items shown separately)	$661,240	610,383	8%
Percentage of revenue	44.2%	46.4%
Percentage of operating revenue	62.5%	60.6%

       Operating expense and operating expense as a percentage of operating revenue increased in the first three months of 2006 compared with the same period in 2005 largely as a result of higher average fuel prices in 2006. Fuel costs are largely a pass-through to customers for which we realize minimal changes in profitability during periods of steady market fuel prices.

	Three months ended March 31,		Change
			2006/
	2006	2005	2005
	(Dollars in thousands)

Salaries and employee-related costs	$337,513	307,559	10%
Percentage of revenue	22.6%	23.4%
Percentage of operating revenue	31.9%	30.5%

       Salaries and employee-related costs and salaries and employee-related costs as a percentage of operating revenue increased during the first three months of 2006 compared with the same period in 2005 primarily as a result of added headcount and increased outside labor costs in our DCC and SCS businesses from new and expanded business. Additionally, on January 1, 2006 we adopted SFAS No. 123R and recognized $2.5 million of additional share-based compensation expense. See Note (C), “Share-Based Compensation Plans,” in the Notes to the Consolidated Condensed Financial Statements for additional information. Pension expense also increased $2.6 million to $17.1 million in the first three months of 2006 compared with the same period in 2005. Pension expense increases primarily impacted our FMS business segment, which employs the majority of our employees that participate in the primary U.S. pension plan.

	Three months ended March 31,		Change
			2006/
	2006	2005	2005
	(Dollars in thousands)

Subcontracted transportation	$202,223	111,883	81%
Percentage of revenue	13.5%	8.5%

       Subcontracted transportation expense represents freight management costs on logistics contracts for which we purchase transportation from third parties. Subcontracted transportation expense in our SCS business segment grew in the first three months of 2006 compared with the same period in 2005 as a result of increased volumes of freight management activity from new and expanded business and higher average pricing on subcontracted freight costs, resulting from increased fuel costs.

	Three months ended March 31,		Change
			2006/
	2006	2005	2005
	(In thousands)

Depreciation expense	$178,176	181,390	(2)%
Gains on vehicle sales, net	(12,812)	(12,764)	0
Equipment rental	24,870	27,317	(9)

       Depreciation expense relates primarily to FMS revenue earning equipment. Depreciation expense decreased in the first three months of 2006 compared with the same period in 2005, reflecting the impact of the adjustments made to residual values and useful lives as part of the annual review, which were implemented January 1, 2006. This offset the impact of a higher average vehicle investment on purchases over the past year.

       Gains on vehicle sales, net remained unchanged in the first three months of 2006 compared with the same period in 2005, as the increase in the number of units sold combined with improved average pricing on vehicles sold was offset by a change in mix of units sold to a higher percentage of aged units (relative to date accepted for sale) and these units generally realize a lower gain per unit.

       Equipment rental consists primarily of rental costs on revenue earning equipment in FMS. The decrease in equipment rental in the first three months of 2006 compared with the same period in 2005 was due to a reduction in the average number of leased vehicles.

	Three months ended March 31,		Change
			2006/
	2006	2005	2005
	(Dollars in thousands)

Interest expense	$31,422	26,951	17%
Effective interest rate	5.6%	5.5%

       Interest expense grew in the first three months of 2006 compared with the same period in 2005, reflecting higher average debt levels, which resulted from increased capital spending, income tax payments and share repurchases.

	Three months ended March 31,
	2006	2005
	(In thousands)

Miscellaneous income, net	$(5,386)	(4,259)

       Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income and other non-operating items. Miscellaneous income, net increased in the first three months of 2006 compared with the same period in 2005 due to a one-time recovery of $1.9 million for the recognition of common stock received from mutual insurance companies in a prior year, better market performance of investments classified as trading securities used to fund certain benefit plans, and a gain realized from the involuntary conversion of property through an eminent domain proceeding in FMS. Miscellaneous income, net was positively impacted in 2005 by the one-time recovery of $2.6 million for project costs incurred in prior years.

	Three months ended March 31,
	2006	2005
	(In thousands)

Restructuring and other recoveries, net	$(159)	(67)

       Restructuring and other recoveries, net of $0.2 million and $0.1 million in 2006 and 2005, respectively, related primarily to employee severance and benefits recorded in prior restructuring charges that were reversed due to refinements in estimates. See Note (E), “Restructuring and Other Recoveries,” in the Notes to Consolidated Condensed Financial Statements, for a complete discussion of restructuring activity.

	Three months ended March 31,		Change
			2006/
	2006	2005	2005
	(Dollars in thousands)

Provision for income taxes	$31,622	25,733	23%
Effective tax rate	39.9%	38.3%

       In 2006, the effective income tax rate increased due primarily to the true-up of non-deductible tax estimates to the 2005 tax return, which resulted in additional taxes of $0.7 million. Excluding this true-up adjustment, the effective income tax rate in 2006 is 39.1%, which represents our expected effective tax rate for the remainder of 2006. The increase in the effective income tax rate from 38.3% in 2005 to 39.1% (adjusted) in 2006 is due to higher non-deductible items and an increase in earnings in higher tax rate jurisdictions.

OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended March 31,		Change
			2006/
	2006	2005	2005
	(In thousands)

Revenue:
Fleet Management Solutions	$981,158	924,640	6%
Supply Chain Solutions	469,468	346,793	35
Dedicated Contract Carriage	138,683	127,981	8
Eliminations	(93,018)	(83,799)	(11)

Total	$1,496,291	1,315,615	14%

NBT:
Fleet Management Solutions	$74,895	70,864	6%
Supply Chain Solutions	10,659	6,507	64
Dedicated Contract Carriage	8,462	5,888	44
Eliminations	(7,766)	(7,522)	(3)

	86,250	75,737	14
Unallocated Central Support Services	(7,205)	(8,582)	16
Restructuring and other recoveries, net	159	67	137

Earnings before income taxes	$79,204	67,222	18%

       We define the primary measurement of our segment financial performance as “Net Before Taxes” (NBT), which includes an allocation of Central Support Services (CSS) and excludes restructuring and other recoveries, net. CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, shared management information systems, customer solutions, health and safety, legal and corporate communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

       Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included within the unallocated overhead remaining within CSS are the costs for investor relations, corporate communications, public affairs and certain executive compensation. See Note (M), “Segment Reporting,” in the Notes to Consolidated Condensed Financial Statements for a description of how the remainder of CSS costs is allocated to the business segments.

       Our FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to our SCS and DCC segments. Inter-segment revenue and NBT are accounted for at approximate fair value as if the transactions were made with third parties. NBT related to inter-segment equipment and services billed to customers (equipment contribution) are included in both FMS and the business segment which served the customer and then eliminated (presented as “Eliminations”).

       The following table sets forth equipment contribution included in NBT for our SCS and DCC segments:

	Three months ended March 31,		Change
			2006/
	2006	2005	2005
	(In thousands)

Equipment contribution:
Supply Chain Solutions	$3,929	3,556	10%
Dedicated Contract Carriage	3,837	3,966	(3)

Total	$7,766	7,522	3%

Fleet Management Solutions

	Three months ended March 31,		Change
			2006/
	2006	2005	2005
	(Dollars in thousands)

Full service lease	$451,447	441,686	2%
Contract maintenance	32,720	33,403	(2)
Contract-related maintenance	47,276	49,034	(4)
Commercial rental	149,923	152,727	(2)
Other	18,052	16,516	9

Operating revenue (1)	699,418	693,366	1
Fuel services revenue	281,740	231,274	22

Total revenue	$981,158	924,640	6%

Segment NBT	$74,895	70,864	6%

Segment NBT as a % of total revenue	7.6%	7.7%	(10) bps

Segment NBT as a % of operating revenue (1)	10.7%	10.2%	50 bps

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our FMS business segment and as a measure of sales activity. Fuel services revenue, which is directly impacted by fluctuations in market fuel prices, is excluded from our operating revenue computation as fuel is largely a pass-through to customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs.

       Total revenue grew during the first three months of 2006 compared with the same period in 2005 reflecting higher fuel services revenue as a result of higher average fuel prices. Operating revenue (revenue excluding fuel) increased in the first three months of 2006 compared with the same period in 2005 due to full service lease growth in the U.S.

       Full service lease revenue grew in the first three months of 2006 compared with the same period in 2005 due to growth of nearly 3% in the U.S. business as a result of higher levels of new sales activity since the second half of 2005. We expect favorable revenue comparisons to continue in the near term due to increased sales activity and improved business retention. Contract maintenance and contract-related maintenance revenue decreased during the first three months of 2006 compared with the same period in 2005, due primarily to lower transactional maintenance services. Commercial rental revenue decreased in the first three months of 2006 compared with the same period in 2005 reflecting an 8% smaller average fleet partially offset by higher pricing. We expect commercial rental revenue comparisons to improve in the near term based on more efficient fleet deployment, improved pricing and increased transactions.

       The following table provides rental statistics for the U.S. fleet, which generates approximately 85% of total commercial rental revenue:

	Three months ended March 31,		Change
	2006	2005	2006/2005
	(Dollars in thousands)

Non-lease customer rental revenue	$60,791	62,752	(3)%

Lease customer rental revenue (1)	$66,213	66,386	—

Average commercial rental fleet size – in service(2)	32,400	34,800	(7)%

Average commercial rental power fleet size – in service (2), (3)	22,100	23,200	(5)%

Commercial rental utilization	69.1%	69.2%	(10) bps

(1)	Lease customer rental revenue is revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.
(2)	Number of units rounded to nearest hundred.
(3)	Fleet size excluding trailers.

       FMS NBT grew in the first three months of 2006 compared with the same period in 2005 primarily as a result of improved North American full service lease and commercial rental performance and lower maintenance and depreciation costs. These improvements were partially offset by higher interest resulting from higher debt levels, pension and overhead costs, as well as lower margins in our U.K. operations. Results for the first three months of 2005 benefited from the one-time recovery of $1.9 million for project costs incurred in prior years.

       Our fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to nearest hundred):

				Change
	March 31,	December 31,	March 31,	Mar. 2006/	Mar. 2006/
	2006	2005	2005	Dec. 2005	Mar. 2005
End of period count:

By type:
Trucks	64,000	63,200	65,300	1%	(2)
Tractors	52,300	52,700	53,300	(1)	(2)
Trailers	40,000	40,600	42,800	(1)	(7)
Other	5,700	5,800	5,900	(2)	(3)

Total	162,000	162,300	167,300	—%	(3)

By product line:
Full service lease	118,600	118,400	119,700	—%	(1)
Commercial rental	40,100	40,500	44,200	(1)	(9)
Service vehicles and other	3,300	3,400	3,400	(3)	(3)

Total	162,000	162,300	167,300	—%	(3)

Owned	156,400	156,500	160,400	—%	(2)
Leased	5,600	5,800	6,900	(3)	(19)

Total	162,000	162,300	167,300	—%	(3)

Quarterly average	162,200	163,800	165,900	(1)%	(2)

Customer vehicles under contract maintenance (end of period)	26,400	26,400	28,700	—%	(8)

       The totals in the table above include the following non-revenue earning equipment (number of units rounded to nearest hundred):

				Change
	March 31,	December 31,	March 31,	Mar. 2006/	Mar. 2006/
	2006	2005	2005	Dec. 2005	Mar. 2005

Not yet earning revenue (NYE)	1,700	1,700	2,300	—%	(26)
No longer earning revenue (NLE):
Units held for sale	5,300	4,700	5,700	13	(7)
Other NLE units	1,600	2,200	2,200	(27)	(27)

Total (1)	8,600	8,600	10,200	—%	(16)

(1)	Non-revenue earning equipment for FMS operations outside the U.S. totaled approximately 1,600 vehicles at March 31, 2006, 1,500 vehicles at December 31, 2005 and 2,000 vehicles at March 31, 2005, which are not included above.

       NYE units represent new vehicles on hand that are being prepared for deployment to lease customers or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NLE units represent vehicles held for sale, as well as vehicles for which no revenue has been earned in the previous 30 days. These vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. The number of NYE units decreased as compared with the same period in 2005 consistent with the anticipated lower level of new vehicles coming into the commercial rental fleet during the quarter. We expect this number to grow modestly in the near term as we take delivery of new vehicles to replenish our commercial rental fleet during the second quarter and the volume of lease activity increases. In the first three months of 2006 as compared with the same period in 2005, the average number of NLE units decreased due to lower levels of used vehicles held for sale and process improvement actions in field operations.

Supply Chain Solutions

	Three months ended March 31,		Change
			2006/
	2006	2005	2005
	(Dollars in thousands)

U.S. operating revenue:
Automotive and industrial	$119,494	105,730	13%
High-tech and consumer industries	68,867	57,969	19
Transportation management	6,849	6,191	11

U.S. operating revenue	195,210	169,890	15
International operating revenue	77,145	68,206	13

Total operating revenue (1)	272,355	238,096	14
Subcontracted transportation	197,113	108,697	81

Total revenue	$469,468	346,793	35%

Segment NBT	$10,659	6,507	64%

Segment NBT as a % of total revenue	2.3%	1.9%	40 bps

Segment NBT as a % of total operating revenue (1)	3.9%	2.7%	120 bps

Memo: Fuel costs	$24,922	20,236	23%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our SCS business segment and as a measure of sales activity. Subcontracted transportation is deducted from total revenue to arrive at our operating revenue computation as subcontracted transportation is largely a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation.

       Total revenue grew during the first three months of 2006 compared with the same period in 2005 due primarily to increased volume of managed subcontracted transportation, as well as higher volumes including reduced automotive plant shutdowns and new and expanded business in all industry groups. Our largest customer, General Motors Corporation, accounted for approximately 40.7% and 19.8% of SCS total revenue and operating revenue for the three months ended March 31, 2006, respectively, and is comprised of multiple contracts in various geographic regions. For the three months ended March 31, 2005, General Motors Corporation accounted for approximately 27.2% and 16.7% of SCS total revenue and operating revenue, respectively. In 2006, total revenue and operating revenue included a favorable foreign currency exchange impact of 1.9% and 1.3% respectively. We expect revenue improvements to continue over the near term.

       SCS NBT improved in the first three months of 2006 compared with the same period in 2005 benefiting from higher volumes, including the impact of reduced automotive plant shutdowns, and new and expanded business in all U.S. industry groups in 2006. SCS NBT in 2005 benefited from the one-time recovery of $0.7 million for project costs incurred in prior years.

Dedicated Contract Carriage

	Three months ended March 31,		Change
			2006/
	2006	2005	2005
	(Dollars in thousands)

Operating revenue (1)	$133,573	124,795	7%
Subcontracted transportation	5,110	3,186	60

Total revenue	$138,683	127,981	8

Segment NBT	$8,462	5,888	44%

Segment NBT as a % of total revenue	6.1%	4.6%	150 bps

Segment NBT as a % of operating revenue (1)	6.3%	4.7%	160 bps

Memo: Fuel costs	$25,031	20,612	21%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our DCC business segment and as a measure of sales activity. Subcontracted transportation is deducted from total revenue to arrive at our operating revenue computation as subcontracted transportation is largely a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation.

       DCC total revenue and operating revenue grew in the first three months of 2006 compared with the same period in 2005 as a result of new and expanded business and pricing increases associated with higher fuel costs. DCC NBT in the first three months of 2006 was positively impacted by new and expanded business, as well as lower safety costs. We expect favorable revenue comparisons to continue in the short term due to the impact of new and expanded business activity and pricing increases associated with higher fuel costs.

Central Support Services

	Three months ended March 31,		Change
			2006/
	2006	2005	2005
	(In thousands)

Human resources	$3,459	3,558	(3)%
Finance	14,450	14,279	1
Corporate services and public affairs	2,886	3,296	(12)
Information technology	14,088	17,722	(21)
Health and safety	2,019	2,136	(5)
Other	7,652	8,021	(5)

Total CSS	44,554	49,012	(9)
Allocation of CSS to business segments	(37,349)	(40,430)	8

Unallocated CSS	$7,205	8,582	(16)%

       Total CSS costs declined in the first three months of 2006 compared with the same period in 2005 primarily due to lower information technology spending from ongoing cost containment initiatives and the one-time recovery of $1.9 million associated with the recognition of common stock received from mutual insurance companies in a prior year, partially offset by share-based compensation. Unallocated CSS expenses for 2006 were down compared with the same period in 2005 largely due to the previously mentioned common stock recognition, which was partially offset by share-based compensation.

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows

       The following is a summary of our cash flows from operating, financing and investing activities:

	Three months ended March 31,
	2006	2005
	(In thousands)

Net cash provided by (used in):
Operating activities	$117,239	(22,603)
Financing activities	53,925	365,992
Investing activities	(225,063)	(359,219)
Effect of exchange rate changes on cash	793	(914)

Net change in cash and cash equivalents	$(53,106)	(16,744)

       A detail of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.

       Net cash provided by operating activities was $117.2 million in the first three months of 2006 compared with net cash used in operating activities of $22.6 million in 2005. In 2005, net cash used in operating activities was impacted by U.S. federal income tax payments of $176.0 million made in connection with the resolution of our federal income tax audit for the 1998 to 2000 tax period. Net cash provided by financing activities in the first three months of 2006 was $53.9 million compared with cash provided of $366.0 million in 2005. Net cash provided by financing activities in the first three months of 2005 was impacted by higher debt borrowings used to fund capital expenditures and federal income tax payments. Net cash used in investing activities decreased to $225.1 million in the first three months of 2006 compared with $359.2 million in 2005, due to lower capital expenditures, primarily because of the timing of commercial rental vehicle purchases in the current year.

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

       The following table shows the sources of our free cash flow computation:

	Three months ended March 31,
	2006	2005
	(In thousands)

Net cash provided by (used in) operating activities	$117,239	(22,603)
Collections on direct finance leases	16,343	16,580
Sales of operating property and equipment	760	594
Sales of revenue earning equipment	88,248	77,795
Purchases of property and revenue earning equipment	(310,014)	(442,407)
Acquisitions	(4,113)	(14,505)
Other, net	(16,287)	2,724

Free cash flow	$(107,824)	(381,822)

       The improvement in negative free cash flow for the first three months of 2006 compared with the same period in 2005 was driven by lower capital spending levels and reduced income tax payments of $138.9 million.

       The following table provides a summary of capital expenditures:

	Three months ended March 31,
	2006	2005
	(In thousands)

Revenue earning equipment:
Full service lease	$277,598	272,527
Commercial rental	77,163	211,215

	354,761	483,742
Operating property and equipment	14,175	22,689

Total capital expenditures	368,936	506,431
Changes in accounts payable related to purchases of revenue earning equipment	(58,922)	(64,024)

Cash paid for purchases of property and revenue earning equipment	$310,014	442,407

       The decline in total capital expenditures during the first three months of 2006 compared with the same period in 2005 reflects the timing of the delivery of new commercial rental vehicles in 2005, which occurred earlier than in 2006. We continue to expect full year 2006 capital spending to approximate $1.6 billion, primarily reflecting lease vehicle replacements of approximately $1.1 billion, as well as anticipated incremental lease growth of approximately $200 million.

Financing and Other Funding Transactions

       We utilize external capital to support growth in our asset-based product lines. The variety of financing alternatives available to fund our capital needs include long-term and medium-term public and private debt, asset-backed securities, bank term loans, leasing arrangements, bank credit facilities and commercial paper.

       The following table shows the movements in our debt balance:

	Three months ended March 31,
	2006	2005
	(In thousands)

Debt balance at January 1	$2,185,366	1,783,216

Cash-related changes in debt:
Net change in commercial paper borrowings	200,734	204,257
Proceeds from issuance of medium-term notes	—	225,000
Proceeds from issuance of other debt instruments	14,730	34,399
Retirement of debentures	(40,000)	—
Other debt repaid, including capital lease obligations	(63,163)	(78,103)

	112,301	385,553

Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	(652)	(1,986)
Changes in foreign currency exchange rates and other non-cash items	1,784	(1,521)

Total changes in debt	113,433	382,046

Debt balance at March 31	$2,298,799	2,165,262

       In accordance with our funding philosophy, we attempt to match the average remaining repricing life of our debt with the average remaining life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25-45% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total obligations (including notional value of swap agreements) was 37% at March 31, 2006 compared with 32% at December 31, 2005.

       Ryder’s leverage ratios and a reconciliation of balance sheet debt to total obligations were as follows:

	March 31,	% to	December 31,	% to
	2006	Equity	2005	Equity
	(Dollars in thousands)

On-balance sheet debt	$2,298,799	151%	$2,185,366	143%

Off-balance sheet debt-PV of minimum lease payments and guaranteed residual values under operating leases for vehicles (1)	117,092		117,062

Total obligations	$2,415,891	159%	$2,302,428	151%

(1)	Present value (PV) does not reflect payments Ryder would be required to make if we terminated the related leases prior to the scheduled expiration dates.

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

       The increase in our leverage ratios in 2006 was driven by our increased funding needs primarily due to negative free cash flow and stock repurchases. Our long-term target percentage of total obligations to equity is 250% to 300% while maintaining a strong investment grade rating. We believe this leverage range is appropriate for our business due to the liquidity of our vehicle portfolio and because a substantial component of our assets are supported by long-term customer leases.

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

       Our debt ratings at March 31, 2006 were as follows:

	Short-term	Long-term	Outlook

Moody’s Investors Service	P2	Baa1	Stable (June 2004)
Standard & Poor’s Ratings Services	A2	BBB+	Stable (April 2005)
Fitch Ratings	F2	A-	Stable (July 2005)

       Ryder can borrow up to $870 million through a global revolving credit facility with a syndicate of lenders. The credit facility is used primarily to finance working capital internationally and provide support for the issuance of commercial paper. The credit facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at March 31, 2006). At Ryder’s option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 11.0 basis points, which applies to the total facility of $870 million, and is based on Ryder’s current credit ratings. The credit facility contains no provisions restricting its availability in the event of a material adverse change to Ryder’s business operations; however the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, Ryder must maintain a ratio of debt to consolidated tangible net worth, as defined in the agreement, of less than or equal to 300%. The ratio at March 31, 2006 was 136%. At March 31, 2006, $273.2 million was available under the credit facility. At March 31, 2006, foreign borrowings (Canadian commercial paper) of $61.6 million were outstanding under the facility.

       At March 31, 2006, Ryder had $800 million of securities available for issuance under the universal shelf registration statement filed with the Securities and Exchange Commission during 2005. Additionally, Ryder has a $200 million trade receivable facility which provides Ryder the ability to sell certain of its domestic trade accounts receivable to a receivables conduit and (or) committed purchasers. At March 31, 2006, no receivables were sold under the facility.

       At March 31, 2006, we had the following amounts available to fund operations under the aforementioned facilities:

(In millions)

Global revolving credit facility	$273.2
Shelf registration statement	800.0
Trade receivables facility	200.0

       We believe such facilities, along with other funding sources, will be sufficient to fund operations over the next twelve months.

Off-Balance Sheet Arrangements

       We periodically enter into sale-leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors (e.g., regional banks, pension plans and insurance companies) and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions that are not deemed to be variable interest entities. In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense. These leases contain limited guarantees by us of the residual values of the leased vehicles (residual value guarantees) that are conditioned upon disposal of the leased vehicles prior to the end of their lease term. The amount of future payments for residual value guarantees will depend on the market for used vehicles and the condition of the vehicles at time of disposal. See Note (I), “Guarantees,” in Notes to Consolidated Condensed Financial Statements for additional information. We did not enter into any sale-leaseback transactions that qualified for off-balance sheet treatment during the first three months of 2006 or 2005.

Pension Information

       The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans in addition to any legally required contributions to fund our U.S. pension plans. For 2006, we expect to make approximately $71 million in pension contributions for all plans. Changes in interest rates and the market value of the securities held by the plans during 2006 could materially change, positively or negatively, the underfunded status of the plans and affect the level of pension expense and required contributions in 2007 and beyond. See Note (L), “Employee Benefit Plans,” in Notes to Consolidated Condensed Financial Statements for additional information.

Share Repurchases and Cash Dividends

       In October 2005, our Board of Directors authorized a $175 million share repurchase program over a period not to exceed two years. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management established a prearranged written plan under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the October 2005 program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During the first quarter of 2006, we completed the October 2005 program. In 2006, we repurchased and retired approximately 1.6 million shares of our common stock under the October 2005 program at an aggregate cost of $65.8 million. We repurchased and retired an aggregate of approximately 4.2 million shares under the program.

       In July 2004, our Board of Directors authorized a two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. Under the July 2004 program, shares of common stock were purchased in an amount not to exceed the number of shares issued to employees upon the exercise of stock options or through employee stock purchase plans since May 1, 2004. The July 2004 program limited aggregate share repurchases to no more than 3.5 million shares of Ryder common stock. Management was granted the authority to establish a trading plan under Rule 10b5-1 a part of the July 2004 program. During the fourth quarter of 2005, we replaced the July 2004 program with the October 2005 program noted previously. For the three months ended March 31, 2005, we repurchased and retired a total of approximately 0.5 million shares under the program at an aggregate cost of $21.4 million.

       In February 2006, our Board of Directors declared a quarterly cash dividend of $0.18 per share of common stock. The dividend reflects a $0.02 increase from the $0.16 quarterly cash dividend Ryder paid in 2005.

NON-GAAP FINANCIAL MEASURES

       This Quarterly Report on Form 10-Q includes information extracted from consolidated condensed financial information but not required by generally accepted accounting principles (GAAP) to be presented in the financial statements. Certain of this information are considered “non-GAAP financial measures” as defined by SEC rules. Specifically, we refer to consolidated operating revenue, operating expense as a percentage of operating revenue, salaries and employee-related costs as a percentage of operating revenue, effective tax rate excluding true-up adjustment, FMS operating revenue, FMS NBT as a % of operating revenue, SCS operating revenue, SCS NBT as a % of operating revenue, DCC operating revenue, DCC NBT as a % of operating revenue, free cash flow, total obligations and total obligations to equity. As required by SEC rules, we provide a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure and an explanation why management believes that presentation of the non-GAAP financial measure provides useful information to investors. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP.

FORWARD-LOOKING STATEMENTS

       Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:

•	our expectations as to growth opportunities and anticipated revenue growth;
•	impact of losses from conditional obligations arising from guarantees;
•	estimates of capital expenditures for the remainder of the year;
•	the adequacy of our accounting estimates and accruals for pension expense, depreciation, residual value guarantees, self-insurance, stock option expensing, goodwill impairment and income taxes; and
•	our ability to fund all of our operations over the next twelve months through internally generated funds and outside funding sources.

       These statements, as well as other forward-looking statements contained in this Quarterly Report, are based on our current plans and expectations and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors could cause actual results and events to differ significantly from those expressed in any forward-looking statements. These risk factors include, but are not limited to, the following:

•	Market Conditions:
•	Changes in general economic conditions in the U.S. and worldwide leading to decreased demand for our services, lower profit margins and increased levels of bad debt
•	Changes in our customers’ operations, financial condition or business environment that may limit their need for, or ability to purchase, our services
•	Changes in market conditions affecting the commercial rental market or the sale of used vehicles
•	Less than anticipated growth rates in the markets in which we operate
•	Changes in current financial, tax or regulatory requirements that could negatively impact the leasing market

•	Competition:
•	Competition from other service providers, some of which have greater capital resources or lower capital costs
•	Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources
•	Competition from vehicle manufacturers in our foreign FMS business operations
•	Our inability to maintain current pricing levels due to customer acceptance or competition

•	Profitability:
•	Our inability to obtain adequate profit margins for our services
•	Lower than expected customer volumes or retention levels
•	Loss of key customers in our SCS business segment
•	Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis
•	The inability of our business segments to create operating efficiencies
•	Availability of heavy-duty and medium-duty vehicles
•	Sudden changes in fuel prices and fuel shortages
•	Our inability to successfully implement our asset management initiatives
•	An increase in the cost of, or shortages in the availability of, qualified drivers
•	Labor strikes and work stoppages
•	Our inability to manage our cost structure
•	Our inability to limit our exposure for customer claims

•	Financing Concerns:
•	Higher borrowing costs and possible decreases in available funding sources caused by an adverse change in our debt ratings
•	Unanticipated interest rate and currency exchange rate fluctuations
•	Negative funding status of our pension plans caused by lower than expected returns on invested assets and unanticipated changes in interest rates

•	Accounting Matters:
•	Impact of unusual items resulting from on-going evaluations of business strategies, asset valuations, acquisitions, divestitures and our organizational structure
•	Reductions in residual values or useful lives of revenue earning equipment
•	Increases in compensation levels, retirement rate and mortality resulting in higher pension expense
•	Increases in healthcare costs resulting in higher insurance costs
•	Changes in accounting rules, assumptions and accruals

•	Other risks detailed from time to time in our SEC filings

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       There have been no material changes to Ryder’s exposures to market risk since December 31, 2005. Please refer to the 2005 Annual Report on Form 10-K for a complete discussion of Ryder’s exposures to market risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

       As of the end of the first quarter of 2006, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the first quarter of 2006, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls

       During the three months ended March 31, 2006, there were no changes in Ryder’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       The following table provides information with respect to purchases we made of our common stock during the three months ended March 31, 2006 and total repurchases:

			Total Number of
			Shares	Approximate
			Purchased as	Dollar Value
	Total Number		Part of Publicly	That May Yet Be
	of Shares	Average Price	Announced	Purchased Under
	Purchased (1), (2)	Paid per Share	Program (1)	the Program (1)
January 1 through January 31, 2006	1,156,674	$41.94	1,156,600	$17,307,600
February 1 through February 28, 2006	422,210	42.74	405,196	—
March 1 through March 31, 2006	13,672	45.04	—	—

Total	1,592,556	$42.18	1,561,796

(1)	In October 2005, our Board of Directors authorized a $175 million share repurchase program over a period not to exceed two years. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management established a prearranged written plan under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the October 2005 program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During the first quarter of 2006, we completed the October 2005 program. In 2006, we repurchased and retired 1,561,796 shares of our common stock under the program at an aggregate cost of $65.8 million. Under the program, we purchased in open-market transactions a total of 4,186,096 shares of our common stocks.
(2)	During the three months ended March 31, 2006, we purchased an aggregate of 1,561,796 shares of our common stock as part of our share repurchase program and an aggregate of 30,760 shares of our common stock in employee-related transactions outside of the share repurchase program. Employee-related transactions include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our stock-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plan relating to investments by employees in our common stock, one of the investment options available under the plan.

ITEM 6. EXHIBITS

(31.1)	Certification of Gregory T. Swienton pursuant to Rule 13a-15(e) or Rule 15d-15(e).

(31.2)	Certification of Mark T. Jamieson pursuant to Rule 13a-15(e) or Rule 15d-15(e).

(32)	Certification of Gregory T. Swienton and Mark T. Jamieson pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC. (Registrant)
Date: April 27, 2006	By:	/s/ Mark T. Jamieson
Mark T. Jamieson
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: April 27, 2006	By:	/s/ Art A. Garcia
Art A. Garcia
Senior Vice President and Controller (Principal Accounting Officer)