Form 10-Q
period 2006-06-30
RYDER SYSTEM INC
filed 2006-07-27
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 1-4364
RYDER SYSTEM, INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-0739250 (I.R.S. Employer Identification No.)

11690 N.W. 105th Street Miami, Florida 33178 (Address of principal executive offices, including zip code)	(305) 500-3726 (Registrant’s telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at June 30, 2006 was 61,981,214.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT
 i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)

Revenue	$1,595,726	1,389,816	$3,092,017	2,705,431

Operating expense (exclusive of items shown separately)	704,376	634,945	1,365,617	1,245,327
Salaries and employee-related costs	343,977	306,372	681,491	613,931
Subcontracted transportation	215,267	129,759	417,490	241,642
Depreciation expense	183,454	186,850	361,630	368,241
Gains on vehicle sales, net	(14,977)	(13,086)	(27,789)	(25,850)
Equipment rental	24,455	24,740	49,324	52,057
Interest expense	35,037	30,854	66,458	57,805
Miscellaneous income, net	(417)	(1,013)	(5,803)	(5,272)
Restructuring and other recoveries, net	—	(134)	(159)	(201)

	1,491,172	1,299,287	2,908,259	2,547,680

Earnings before income taxes	104,554	90,529	183,758	157,751
Provision for income taxes	34,275	27,231	65,897	52,964

Net earnings	$70,279	63,298	$117,861	104,787

Earnings per common share:
Basic	$1.15	0.99	$1.93	1.64

Diluted	$1.13	0.98	$1.91	1.61

Cash dividends per common share	$0.18	0.16	$0.36	0.32

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	(unaudited)
	June 30,	December 31,
	2006	2005
	(Dollars in thousands, except per share amounts)

Assets:
Current assets:
Cash and cash equivalents	$82,645	128,727
Receivables, net	867,601	820,825
Inventories	63,631	59,579
Prepaid expenses and other current assets	216,541	154,624

Total current assets	1,230,418	1,163,755

Revenue earning equipment, net of accumulated depreciation of $2,837,670 and $2,862,998, respectively	4,124,709	3,794,410
Operating property and equipment, net of accumulated depreciation of $765,773 and $748,604, respectively	486,847	486,802
Goodwill	157,671	155,785
Intangible assets	22,149	22,462
Direct financing leases and other assets	399,784	410,050

Total assets	$6,421,578	6,033,264

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$358,196	269,438
Accounts payable	486,362	414,336
Accrued expenses and other current liabilities	396,737	569,721

Total current liabilities	1,241,295	1,253,495

Long-term debt	2,130,913	1,915,928
Other non-current liabilities	524,389	487,268
Deferred income taxes	876,819	849,117

Total liabilities	4,773,416	4,505,808

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, June 30, 2006 or December 31, 2005	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, June 30, 2006 — 61,981,214; December 31, 2005 — 61,869,473	30,885	30,935
Additional paid-in capital	709,321	666,674
Retained earnings	1,085,927	1,038,364
Deferred compensation	—	(5,598)
Accumulated other comprehensive loss	(177,971)	(202,919)

Total shareholders’ equity	1,648,162	1,527,456

Total liabilities and shareholders’ equity	$6,421,578	6,033,264

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2006	2005
	(In thousands)

Cash flows from operating activities:
Net earnings	$117,861	104,787
Depreciation expense	361,630	368,241
Gains on vehicle sales, net	(27,789)	(25,850)
Amortization expense and other non-cash charges, net	3,225	3,262
Share-based compensation expense	6,388	1,591
Deferred income tax expense	43,129	(3,558)
Tax benefits from share-based compensation	4,094	2,663
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(45,881)	3,539
Inventories	(3,722)	(1,958)
Prepaid expenses and other assets	(40,936)	(20,440)
Accounts payable	29,792	(12,872)
Accrued expenses and other non-current liabilities	(149,447)	(254,564)

Net cash provided by operating activities	298,344	164,841

Cash flows from financing activities:
Net change in commercial paper borrowings	158,505	14,532
Debt proceeds	274,904	675,536
Debt repaid, including capital lease obligations	(139,714)	(244,461)
Dividends on common stock	(22,088)	(20,551)
Common stock issued	47,118	16,090
Common stock repurchased	(65,861)	(32,379)
Excess tax benefits from share-based compensation	6,869	—

Net cash provided by financing activities	259,733	408,767

Cash flows from investing activities:
Purchases of property and revenue earning equipment	(776,128)	(779,403)
Sales of revenue earning equipment	177,445	168,915
Sales of operating property and equipment	2,210	1,673
Acquisitions	(4,113)	(14,717)
Collections on direct finance leases	33,768	33,397
Changes in restricted cash	(41,108)	4,558
Other, net	1,598	—

Net cash used in investing activities	(606,328)	(585,577)

Effect of exchange rate changes on cash	2,169	(1,692)

Decrease in cash and cash equivalents	(46,082)	(13,661)
Cash and cash equivalents at January 1	128,727	100,971

Cash and cash equivalents at June 30	$82,645	87,310

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$63,849	53,225
Income taxes, net of refunds	114,706	285,200

Non-cash investing activities:
Changes in accounts payable related to purchases of revenue earning equipment	38,375	41,506
Revenue earning equipment acquired under capital leases	85	411
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

							Accumulated
	Preferred			Additional			Other
	Stock	Common Stock		Paid-In	Retained	Deferred	Comprehensive
	Amount	Shares	Par	Capital	Earnings	Compensation	Loss	Total
	(Dollars in thousands, except per share amount)

Balance at December 31, 2005	$—	61,869,473	$30,935	666,674	1,038,364	(5,598)	(202,919)	1,527,456

Components of comprehensive income:
Net earnings	—	—	—	—	117,861	—	—	117,861
Foreign currency translation adjustments	—	—	—	—	—	—	24,828	24,828
Unrealized gain related to derivative instruments	—	—	—	—	—	—	120	120

Total comprehensive income								142,809
Common stock dividends declared — $0.36 per share	—	—	—	—	(22,088)	—	—	(22,088)
Common stock issued under employee stock option and stock purchase plans (1)	—	1,665,981	856	45,972	—	—	—	46,828
Benefit plan stock sales (2)	—	7,556	4	286	—	—	—	290
Common stock repurchases	—	(1,561,796)	(781)	(16,870)	(48,210)	—	—	(65,861)
Tax benefits from stock plan transactions	—	—	—	12,340	—	—	—	12,340
Share-based compensation	—	—	—	6,388	—	—	—	6,388
Adoption of SFAS No.123R	—	—	(129)	(5,469)	—	5,598	—	—

Balance at June 30, 2006	$—	61,981,214	$30,885	709,321	1,085,927	—	(177,971)	1,648,162

(1)	Net of common shares delivered as payment for the exercise price or to satisfy the option holders’ withholding tax liability upon exercise of options.
(2)	Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plan.
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
(A) INTERIM FINANCIAL STATEMENTS
     The accompanying unaudited Consolidated Condensed Financial Statements include the accounts of Ryder System, Inc. and all entities in which Ryder System, Inc. has a controlling voting interest (“subsidiaries”) and variable interest entities (“VIE”) required to be consolidated in accordance with U.S. GAAP, which have been prepared in accordance with the accounting policies described in the 2005 Annual Report on Form 10-K except for the accounting change noted below relating to share-based compensation, and should be read in conjunction with the Consolidated Financial Statements and notes thereto. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures herein are adequate. The operating results for interim periods are unaudited and are not necessarily indicative of the results that can be expected for a full year. Certain prior year amounts have been reclassified to conform to current period presentation.
(B) ACCOUNTING CHANGE
     At June 30, 2006, we had two stock-based employee compensation plans, which are described more fully in Note (C) “Share-Based Compensation Plans.” Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Prior to January 1, 2006, share-based compensation was recognized only for grants of nonvested stock (restricted stock) and share-based compensation expense was not recognized for employee stock options and stock purchase plans. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified-prospective transition method. Under this transition method, compensation expense was recognized beginning January 1, 2006 and includes (a) compensation expense for all share-based employee compensation arrangements granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based employee compensation arrangements granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.
     As a result of adopting SFAS No. 123R on January 1, 2006, earnings before income taxes and net earnings for the three and six months ended June 30, 2006 were $2.4 million and $5.0 million lower, respectively, and $1.7 million and $3.6 million lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Both basic and diluted earnings per share for the three and six months ended June 30, 2006 were $0.03 and $0.06 lower, respectively, than if we had continued to account for share-based compensation under APB No. 25.
     Prior to the adoption of SFAS No. 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Condensed Statements of Cash Flows. SFAS No. 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) to be classified as financing cash flows. As a result, we classified $6.9 million as cash flows from financing activities rather than cash flows from operating activities for the six months ended June 30, 2006.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     The following table illustrates the effect on 2005 net earnings and earnings per diluted common share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our share-based employee compensation plans. For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes-Merton option-pricing valuation model and amortized to expense over the options’ vesting periods.

	Three months	Six months
	ended	ended
	June 30, 2005	June 30, 2005
	(In thousands, except per share amounts)

Net earnings, as reported	$63,298	104,787

Add: Share-based compensation expense included in reported net earnings, net of tax	501	953

Deduct: Total share-based compensation expense determined under fair value method for all awards, net of tax	(2,529)	(4,985)

Pro forma net earnings	$61,270	100,755

Earnings per common share:
Basic:
As reported	$0.99	1.64

Pro forma	$0.96	1.57

Diluted:
As reported	$0.98	1.61

Pro forma	$0.94	1.55

(C) SHARE-BASED COMPENSATION PLANS
     At June 30, 2006, Ryder had various stock option and incentive plans and a stock purchase plan, which are described below. Share-based compensation expense is recorded in “Salaries and employee-related costs.” The following table provides information on share-based compensation expense and tax benefits recognized during the periods:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands)

Stock option and stock purchase plans	$2,356	—	$4,992	—
Nonvested stock (restricted stock)	849	833	1,396	1,591

Share-based compensation expense	3,205	833	6,388	1,591
Income tax benefit	(917)	(332)	(1,831)	(638)

Share-based compensation expense, net of tax	$2,288	501	$4,557	953

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     Allocation of pre-tax share-based compensation expense across business segments was as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands)

Fleet Management Solutions	$999	170	$2,061	344
Supply Chain Solutions	713	133	1,444	258
Dedicated Contract Carriage	79	12	160	28
Central Support Services	1,414	518	2,723	961

Total	$3,205	833	$6,388	1,591

     Cash received from stock issued under all share-based employee compensation arrangements for the six months ended June 30, 2006 and 2005 was $46.8 million and $15.6 million, respectively. The actual tax benefit realized for the tax deductions from share-based employee compensation arrangements totaled $7.0 million and $0.5 million for the three months ended June 30, 2006 and 2005, respectively, and $11.0 million and $3.0 million, for the six months ended June 30, 2006 and 2005, respectively.
     Stock Option Plans
     Ryder sponsors various stock option and incentive plans that are shareholder-approved and permit the grant of share options and shares to our employees for up to 5 million shares of common stock. Option awards are granted to employees for purchase of common stock at prices equal to the market price of Ryder’s stock at the time of grant. Options granted under all plans generally vest one-third each year based on three years of service and have no more than 10-year contractual terms. Key employee plans also provide for the issuance of nonvested stock (restricted stock) or stock units at no cost to the employee. Certain nonvested stock granted in 2006 was subject to a three-year market vesting condition in addition to the general service condition. The market condition provides that Ryder’s total shareholder return (TSR) as a percentage of the S&P 500 comparable period TSR is 100% or greater over a three-year period.
     A summary of option activity under our stock option plans as of June 30, 2006, and changes during the six months ended June 30, 2006 is presented in the table below:

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)
	(Shares in thousands)

Options outstanding at January 1	4,535	$33.02
Granted	1,032	42.80
Exercised	(1,571)	28.97
Forfeited or expired	(120)	40.48

Options outstanding at June 30	3,876	$37.03	5.0	$85,324

Vested and expected to vest at June 30	3,705	$36.81	5.3	$82,356

Exercisable at June 30	1,733	$30.40	3.8	$49,635

     The weighted-average grant date fair value of options granted during the six months ended June 30, 2006 and 2005 was $10.65 and $9.84, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $31.2 million and $7.1 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     A summary of the status of Ryder’s nonvested stock as of June 30, 2006, and changes during the six months ended June 30, 2006 is presented in the table below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
	(Shares in thousands)

Nonvested stock outstanding at January 1	297	$34.45
Granted	110	30.99
Vested	(101)	28.89
Forfeited	(21)	34.38

Nonvested stock outstanding at June 30	285	$35.08

Nonvested stock outstanding at June 30, subject to market vesting conditions	85	$25.59

     The total fair value of vested awards during the six months ended June 30, 2006 and 2005 was $12.5 million and $10.7 million, respectively.
     A summary of unrecognized compensation expense and the period over which the expense is expected to be recognized at June 30, 2006 is presented below:

June 30, 2006
(Dollars in thousands)

Unrecognized share-based compensation expense:
Stock options	$13,433
Nonvested stock	7,993

Weighted-average period to recognize expense	3.7 years
     Stock Purchase Plan
     Ryder’s employee stock purchase plan provides for periodic offerings to substantially all U.S. and Canadian employees to subscribe to shares of Ryder’s common stock at 85% of the fair market value on either the first or the last day of the purchase period, whichever is less. The stock purchase plan currently in effect provides for quarterly purchase periods and stock purchased must be held for 90 days.
     A summary of the status of Ryder’s stock purchase plan as of June 30, 2006, and changes during the six months ended June 30, 2006 is presented in the table below:

Weighted-
		Average	Weighted-Average
		Exercise	Remaining	Aggregate Intrinsic
	Shares	Price	Contractual Term	Value
(Shares in thousands)

Outstanding at January 1	—	$—
Granted	97	36.39
Exercised	(97)	36.39
Forfeited or expired	—	$—

Outstanding at June 30	—	$—	—	$—

Exercisable at June 30	—	$—	—	$—

     The weighted-average grant date fair value of stock purchase plan shares granted during the six months ended June 30, 2006 and 2005, was $9.03 and $8.15, respectively.

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

	Six months ended June 30
	2006	2005
Option plans:
Expected dividends	1.7%	1.4%
Expected volatility	27.0%	25.2%
Risk-free rate	4.6%	3.6%
Expected term	4.1 years	3.9 years

Purchase plan:
Expected dividends	1.6%	1.6%
Expected volatility	29.7%	21.6%
Risk-free rate	4.4%	2.6%
Expected term	0.25 year	0.25 year
     The fair value of the awards of nonvested stock during 2006 that contained a market condition was estimated on the date of grant using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation.
(D) EARNINGS PER SHARE INFORMATION
     Basic earnings per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding. Nonvested stock (restricted stock) granted to employees and directors are not included in the computation of basic earnings per common share until the securities vest. Diluted earnings per common share reflect the dilutive effect of potential common shares from securities such as stock options and nonvested stock. The dilutive effect of stock options and nonvested stock is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and vesting of restricted stock would be used to purchase common shares at the average market price for the period. A reconciliation of the number of shares used in computing basic and diluted earnings per common share follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands)

Weighted-average shares outstanding — Basic	61,241	63,938	60,982	63,979

Effect of dilutive options and nonvested stock	782	724	746	917

Weighted-average shares outstanding — Diluted	62,023	64,662	61,728	64,896

Anti-dilutive options not included above	1,029	1,243	1,352	1,243

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(E) RESTRUCTURING AND OTHER RECOVERIES
     The components of restructuring and other recoveries, net were as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands)

Restructuring recoveries, net:
Severance and employee-related recoveries	$—	—	$(142)	(37)
Facility and related recoveries	—	(91)	(17)	(91)

Other recoveries, net:
Contract termination and transition costs	—	(43)	—	(73)

Total	$—	(134)	$(159)	(201)

     Allocation of restructuring and other recoveries, net across business segments was as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands)

Fleet Management Solutions	$—	(120)	$(95)	(167)
Supply Chain Solutions	—	(11)	(58)	(24)
Dedicated Contract Carriage	—	(3)	(4)	(10)
Central Support Services	—	—	(2)	—

Total	$—	(134)	$(159)	(201)

     Restructuring recoveries, net in the first half of 2006 and 2005 related primarily to employee severance and benefits and facility charges recorded in prior restructuring charges that were reversed due to subsequent refinements in estimates.
     Activity related to restructuring reserves was as follows:

			Deductions
	December 31, 2005			Non-Cash	June 30, 2006
	Balance	Additions	Cash Payments	Reductions (1)	Balance
	(In thousands)

Employee severance and benefits	$2,527	145	1,496	287	889
Facilities and related costs	700	—	199	17	484

Total	$3,227	145	1,695	304	1,373

(1)	Non-cash reductions represent adjustments to the restructuring reserve as actual costs were less than originally estimated.
     At June 30, 2006, outstanding restructuring obligations are generally required to be paid over the next fifteen months.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(F) REVENUE EARNING EQUIPMENT

	June 30, 2006			December 31, 2005
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value (1)	Cost	Depreciation	Value (1)
	(In thousands)

Full service lease	$5,297,006	(2,091,545)	3,205,461	$5,085,084	(2,113,494)	2,971,590
Commercial rental	1,665,373	(746,125)	919,248	1,572,324	(749,504)	822,820

Total	$6,962,379	(2,837,670)	4,124,709	$6,657,408	(2,862,998)	3,794,410

(1)	Revenue earning equipment, net includes vehicles acquired under capital leases of $14.0 million, less accumulated amortization of $9.9 million, at June 30, 2006, and $16.5 million, less accumulated amortization of $11.1 million, at December 31, 2005. Amortization expense attributed to vehicles acquired under capital leases is combined with depreciation expense.
     At June 30, 2006 and December 31, 2005, the net carrying value of revenue earning equipment held for sale was $86.0 million and $94.5 million, respectively.
     At the end of 2005, we completed our annual review of the residual values and useful lives of our revenue earning equipment. Based on the results of our analysis, we adjusted the residual values and useful lives of certain classes of our revenue earning equipment effective January 1, 2006. This change in estimate caused pre-tax earnings to increase for the three and six months ended June 30, 2006 by approximately $3 million or $0.03 per diluted common share, and $6 million or $0.06 per diluted common share, compared to the same periods in 2005, respectively.
(G) ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30, 2006			December 31, 2005
	Accrued	Non-Current		Accrued	Non-Current
	Expenses	Liabilities	Total	Expenses	Liabilities	Total
	(In thousands)

Salaries and wages	$65,347	—	65,347	$79,386	—	79,386
Pension benefits	39,128	189,071	228,199	71,289	166,384	237,673
Deferred compensation	2,991	19,980	22,971	3,134	20,212	23,346
Other postretirement benefits	7,730	24,108	31,838	7,381	24,483	31,864
Employee benefits	190	—	190	3,746	—	3,746
Insurance obligations (1)	108,478	197,808	306,286	111,163	192,077	303,240
Residual value guarantees	1,609	1,376	2,985	3,622	1,678	5,300
Vehicle rent	359	5,028	5,387	1,917	3,606	5,523
Deferred vehicle gains	1,014	2,056	3,070	1,087	2,450	3,537
Environmental liabilities	5,027	11,423	16,450	3,536	12,970	16,506
Asset retirement obligations	3,828	9,597	13,425	3,075	10,181	13,256
Operating taxes	75,524	—	75,524	87,489	—	87,489
Income taxes	3,849	26,967	30,816	95,352	26,971	122,323
Restructuring	1,188	185	1,373	2,714	513	3,227
Interest	19,360	—	19,360	17,918	—	17,918
Cross-currency swap	—	16,105	16,105	—	9,739	9,739
Customer deposits	18,047	—	18,047	19,596	—	19,596
Other	43,068	20,685	63,753	57,316	16,004	73,320

Total	$396,737	524,389	921,126	$569,721	487,268	1,056,989

(1)	Insurance obligations are primarily comprised of self-insurance accruals.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(H) INCOME TAXES
     Tax Law Changes
     On June 22, 2006, Canada enacted various tax measures in connection with the 2006 federal budget process. These measures contained various corporate tax changes, including the gradual reduction of the general corporate tax rate beginning in 2008, the elimination of the 4% surtax as of January 1, 2008, and the elimination of the Large Corporations Tax as of January 1, 2006. The impact of the above mentioned measures resulted in a favorable adjustment to deferred income taxes. This non-cash benefit increased reported net earnings in the three and six months ended June 30, 2006 by $3.9 million, or $0.06 per diluted common share.
     On May 18, 2006, the State of Texas enacted substantial changes to its tax system, which included the replacement of the taxable capital and earned surplus components of its franchise tax with a new “Margin tax” beginning in 2007. The current Texas franchise tax structure remains in existence until the end of 2006. As a result of the enactment of the “Margin Tax,” existing deferred income taxes not expected to be used in the computation of taxes in years after 2006 must be adjusted. This non-cash benefit increased reported net earnings in the three and six months ended June 30, 2006 by $2.9 million, or $0.05 per diluted common share.
     On June 30, 2005, the State of Ohio enacted tax legislation, which phases out the Ohio corporate franchise tax and phases in a new gross receipts tax called the Commercial Activity Tax (CAT) over a five-year period. While the corporate franchise tax was generally based on federal taxable income, the CAT is based on current year sales and rentals in Ohio. The elimination of Ohio’s corporate franchise tax over the next five years resulted in a favorable adjustment to deferred income taxes. This non-cash benefit increased reported net earnings in the three and six months ended June 30, 2005 by $7.6 million, or $0.12 per diluted common share.
     Federal Tax Audits
     We are subject to tax audits in numerous jurisdictions in the U.S. and around the world. Tax audits by their very nature are often complex and can require several years to complete. The Internal Revenue Service (IRS) has now closed audits of our U.S. federal income tax returns through fiscal year 2000. As previously disclosed, the IRS challenged our tax positions with respect to certain transactions for the 1998 to 2000 tax period. In connection with the resolution of our federal income tax audit for the 1998 to 2000 tax period, on February 22, 2005, we paid $176 million, including interest through the date of payment.
     In 2005, the IRS began auditing our federal income tax returns for 2001 through 2003. We believe that Ryder has not entered into any other transactions since 2000 that raise the same type of issues identified by the IRS in its most recently concluded audit.
     Like-Kind Exchange Program
     We are currently implementing a like-kind exchange program for our vehicles, whereby tax gains on disposal of eligible revenue earning equipment may be deferred. As part of the program, the proceeds from the sale of eligible revenue earning equipment are restricted for the acquisition of revenue earning equipment and other specified uses as defined under the program. At June 30, 2006, restricted cash related to the like-kind exchange program totaled $41.7 million. The restricted cash balance will be utilized in future quarters for purchases. The restricted cash has been classified within “Prepaid expenses and other current assets.”

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(I) DEBT

	June 30, 2006	December 31, 2005
	(In thousands)

Short-term debt and current portion of long-term debt:
Capital lease obligations	$85	$137
Unsecured foreign obligations	15,267	26,083
Current portion of long-term debt, including capital leases	342,844	243,218

Total short-term debt and current portion of long-term debt	358,196	269,438

Long-term debt:
U.S. commercial paper	475,687	322,711
Canadian commercial paper	75,239	67,080
Unsecured U.S. notes (1):
Debentures	125,929	125,915
Medium-term notes	1,604,989	1,394,976
Unsecured U.S. obligations, principally bank term loans	56,200	56,200
Unsecured foreign obligations	96,549	118,271
Asset-backed securities (2)	37,603	71,551
Capital lease obligations	1,713	1,683

Total before fair market value adjustment	2,473,909	2,158,387
Fair market value adjustment on notes subject to hedging (3)	(152)	759

	2,473,757	2,159,146
Current portion of long-term debt, including capital leases	(342,844)	(243,218)

Long-term debt	2,130,913	1,915,928

Total debt	$2,489,109	$2,185,366

(1)	Ryder had unamortized original issue discounts of $14.9 million at June 30, 2006 and $15.3 million at December 31, 2005.

(2)	Asset-backed securities represent outstanding debt of consolidated VIEs. Asset-backed securities are collateralized by cash reserve deposits and revenue earning equipment of consolidated VIEs totaling $66.2 million and $96.6 million at June 30, 2006 and December 31, 2005, respectively.

(3)	The notional amount of executed interest rate swaps designated as fair value hedges was $145.0 million at June 30, 2006 and $185.0 million at December 31, 2005.
     Ryder can borrow up to $870 million through a global revolving credit facility with a syndicate of twelve lenders. The credit facility matures in May 2010 and is used primarily to finance working capital and provide support for the issuance of commercial paper. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at June 30, 2006). At Ryder’s option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 11.0 basis points, which applies to the total facility of $870 million, and is based on Ryder’s current credit ratings. The credit facility contains no provisions restricting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, Ryder must maintain a ratio of debt to consolidated tangible net worth, as defined in the agreement, of less than or equal to 300%. The ratio at June 30, 2006 was 137%. At June 30, 2006, $312.6 million was available under the credit facility.
     In May 2006, we issued $250 million of unsecured medium-term notes, maturing in May 2011. The proceeds from the notes were used to reduce commercial paper borrowings. At June 30, 2006, Ryder had $550 million of securities available for issuance under an $800 million universal shelf registration statement filed with the SEC during 2005.

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
     At June 30, 2006 and December 31, 2005, the maximum determinable exposure of guarantees and the corresponding liability, if any, recorded on the Consolidated Condensed Balance Sheets were as follows:

	June 30, 2006		December 31, 2005
	Maximum Exposure of	Carrying Amount of	Maximum Exposure of	Carrying Amount of
Guarantee	Guarantee	Liability	Guarantee	Liability
		(In thousands)

Vehicle residual value guarantees:
Sale and leaseback arrangements – end of term guarantees(1)	$—	—	$628	4
Finance lease program	3,895	1,226	3,838	1,730
Used vehicle financing	5,351	910	4,450	1,197
Standby letters of credit	6,897	—	7,299	—

Total	$16,143	2,136	$16,215	2,931

(1)	Amounts exclude contingent rentals associated with residual value guarantees on certain vehicles held under operating leases for which the guarantees are conditioned upon disposal of the leased vehicles prior to the end of their lease term. At June 30, 2006 and December 31, 2005, Ryder’s maximum exposure for such guarantees was approximately $130.4 million and $161.2 million, respectively, with $3.0 million and $5.3 million recorded as a liability at June 30, 2006 and December 31, 2005, respectively.
     At June 30, 2006, Ryder had letters of credit and surety bonds outstanding totaling $211.8 million and $53.3 million, respectively, which primarily guarantee the payment of insurance claims. Certain of these letters of credit and surety bonds guarantee insurance activities associated with insurance claim liabilities transferred in conjunction with the sale of our automotive transport business, reported as discontinued operations in previous years. The entity that assumed these liabilities filed for protection under Chapter 11 of the United States Bankruptcy Code on July 31, 2005. To date, the insurance claims, representing per-claim deductibles payable under third-party insurance policies, have been paid and continue to be paid by the company that assumed such liabilities. However, if all or a portion of the estimated outstanding assumed claims of approximately $6.9 million at June 30, 2006 are unable to be paid, the third-party insurers may have recourse against certain of the outstanding letters of credit provided by Ryder in order to satisfy the unpaid claim deductibles. In order to reduce our potential exposure to these claims, we have received an irrevocable letter of credit from the purchaser of the business referred to above totaling $7.5 million at June 30, 2006. Periodically, an independent actuarial valuation will be made in order to better estimate the amount of outstanding insurance claim liabilities.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(K) SHARE REPURCHASE PROGRAM
     In May 2006, our Board of Directors authorized a two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. Under the May 2006 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the various employee stock option and employee stock purchase plans since March 1, 2006, which totaled approximately 1.3 million shares at June 30, 2006. The May 2006 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases will be made periodically in open-market transactions, and are subject to market conditions, legal requirements and other factors. Management was granted the authority to establish a trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934 as part of the May 2006 program.
     In October 2005, our Board of Directors authorized a $175 million share repurchase program over a period not to exceed two years. Share repurchases of common stock were made periodically in open-market transactions and were subject to market conditions, legal requirements and other factors. During the first quarter of 2006, we completed the October 2005 program. Management established a prearranged written plan under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the October 2005 program, which allowed for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. In 2006, we repurchased and retired approximately 1.6 million shares under the October 2005 program at an aggregate cost of $65.8 million. We repurchased and retired an aggregate of approximately 4.2 million shares under the program.
     In July 2004, our Board of Directors authorized a two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. Under the July 2004 program, shares of common stock were purchased in an amount not to exceed the number of shares issued to employees upon the exercise of stock options or through the employee stock purchase plan since May 1, 2004. The July 2004 program limited aggregate share repurchases to no more than 3.5 million shares of Ryder common stock. During the fourth quarter of 2005, we replaced the July 2004 program with the October 2005 program noted previously. Management was granted the authority to establish a trading plan under Rule 10b5-1 as part of the July 2004 program. For the six months ended June 30, 2005, we repurchased and retired a total of approximately 0.7 million shares under the program at an aggregate cost of $32.4 million.
(L) COMPREHENSIVE INCOME
     Comprehensive income presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following table provides a reconciliation of net earnings as reported in the Consolidated Condensed Statements of Earnings to comprehensive income.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands)

Net earnings	$70,279	63,298	$117,861	104,787
Other comprehensive income:
Foreign currency translation adjustments	23,947	(16,895)	24,828	(25,423)
Unrealized net (loss) gain on derivative instruments	(125)	406	120	40

Total comprehensive income	$94,101	46,809	$142,809	79,404

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(M) EMPLOYEE BENEFIT PLANS
     Components of net periodic benefit cost were as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands)

Pension Benefits
Company-administered plans:
Service cost	$10,791	9,178	$21,242	18,738
Interest cost	20,413	19,519	40,637	38,715
Expected return on plan assets	(24,434)	(22,617)	(48,328)	(45,354)
Amortization of transition asset	(7)	(7)	(14)	(15)
Recognized net actuarial loss	8,941	7,081	17,712	13,206
Amortization of prior service cost	354	1,264	707	2,561

	16,058	14,418	31,956	27,851
Union-administered plans	1,240	1,161	2,398	2,204

Net periodic benefit cost	$17,298	15,579	$34,354	30,055

Company-administered plans:
U.S.	$11,325	10,427	$22,695	19,923
Non-U.S.	4,733	3,991	9,261	7,928

	16,058	14,418	31,956	27,851
Union-administered plans	1,240	1,161	2,398	2,204

	$17,298	15,579	$34,354	30,055

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands)

Postretirement Benefits
Company-administered plans:
Service cost	$311	234	$638	501
Interest cost	540	458	1,116	1,059
Recognized net actuarial loss (gain)	155	(30)	358	141
Amortization of prior service credit	(58)	(289)	(115)	(578)

Net periodic benefit cost	$948	373	$1,997	1,123

Company-administered plans:
U.S.	$815	279	$1,735	934
Non-U.S.	133	94	262	189

	$948	373	$1,997	1,123

     We previously disclosed in our 2005 Annual Report that we expected to contribute approximately $71 million, including voluntary contributions, to our pension plans during 2006. During the six months ended June 30, 2006, we made $48.7 million of global contributions to our pension plans.

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
     Ryder’s primary measurement of segment financial performance, defined as “Net Before Taxes” (NBT), includes an allocation of Central Support Services (CSS) and excludes restructuring and other recoveries, net. CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, health and safety, information technology, legal and communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, corporate communications, public affairs and certain executive compensation. CSS costs attributable to the business segments are predominantly allocated to FMS, SCS and DCC as follows:
Finance, corporate services, and health and safety — allocated based upon estimated and planned resource utilization;
Human resources — individual costs within this category are allocated in several ways, including allocation based on estimated utilization and number of personnel supported;
Information technology — allocated principally based upon utilization-related metrics such as number of users or minutes of CPU time. Customer-related project costs and expenses are allocated to the business segment responsible for the project; and
Other — represents legal and other centralized costs and expenses including certain share-based and incentive compensation costs. Expenses, where allocated, are based primarily on the number of personnel supported.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     The following tables set forth financial information for each of Ryder’s business segments and a reconciliation between segment NBT and earnings before income taxes for the three and six months ended June 30, 2006 and 2005. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

	FMS	SCS	DCC	Eliminations	Total
	(In thousands)

For the three months ended
June 30, 2006
Revenue from external customers	$950,106	502,136	143,484	—	1,595,726
Inter-segment revenue	99,371	—	—	(99,371)	—

Total revenue	$1,049,477	502,136	143,484	(99,371)	1,595,726

Segment NBT	$94,921	18,077	11,174	(8,276)	115,896

Unallocated CSS					(11,342)
Restructuring and other recoveries, net					—

Earnings before income taxes					$104,554

Segment capital expenditures (1)	$459,746	3,988	238	—	463,972

Unallocated CSS					2,142

Capital expenditures					$466,114

June 30, 2005
Revenue from external customers	$881,041	374,950	133,825	—	1,389,816
Inter-segment revenue	88,536	—	—	(88,536)	—

Total revenue	$969,577	374,950	133,825	(88,536)	1,389,816

Segment NBT	$88,901	8,333	9,654	(7,488)	99,400

Unallocated CSS					(9,005)
Restructuring and other recoveries, net					134

Earnings before income taxes					$90,529

Segment capital expenditures (1), (2)	$324,744	4,775	273	—	329,792

Unallocated CSS					7,204

Capital expenditures					$336,996

(1)	Excludes revenue earning equipment acquired under capital leases.

(2)	Excludes FMS acquisitions of $0.2 million comprised of long-lived assets, during the three months ended June 30, 2005.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	SCS	DCC	Eliminations	Total
	(In thousands)

For the six months ended
June 30, 2006
Revenue from external customers	$1,838,246	971,604	282,167	—	3,092,017
Inter-segment revenue	192,389	—	—	(192,389)	—

Total revenue	$2,030,635	971,604	282,167	(192,389)	3,092,017

Segment NBT	$169,816	28,736	19,636	(16,042)	202,146

Unallocated CSS					(18,547)
Restructuring and other recoveries, net					159

Earnings before income taxes					$183,758

Segment capital expenditures (1), (2)	$763,547	6,709	542	—	770,798

Unallocated CSS					5,330

Capital expenditures					$776,128

June 30, 2005
Revenue from external customers	$1,721,882	721,743	261,806	—	2,705,431
Inter-segment revenue	172,335	—	—	(172,335)	—

Total revenue	$1,894,217	721,743	261,806	(172,335)	2,705,431

Segment NBT	$159,765	14,840	15,542	(15,010)	175,137

Unallocated CSS					(17,587)
Restructuring and other recoveries, net					201

Earnings before income taxes					$157,751

Segment capital expenditures (1), (2)	$740,395	15,809	527	—	756,731

Unallocated CSS					22,672

Capital expenditures					$779,403

(1)	Excludes revenue earning equipment acquired under capital leases.

(2)	Excludes FMS acquisitions of $4.1 million and $14.7 million, primarily comprised of long-lived assets, during the six months ended June 30, 2006 and 2005, respectively.
     Our customer base includes enterprises operating in a variety of industries including automotive, electronics, high-tech, telecommunications, industrial, consumer goods, paper and paper products, office equipment, food and beverage, general retail industries, and governments. Our largest customer, General Motors Corporation, accounted for approximately 40% and 29% of SCS total revenue for the six months ended June 30, 2006 and 2005, respectively, and is comprised of multiple contracts in various geographic regions.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(O) RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation requires that we recognize in our consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS —
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
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
     Our business is divided into three segments: our Fleet Management Solutions (FMS) business segment provides full service leasing, contract maintenance, contract-related maintenance and commercial rental of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; our Supply Chain Solutions (SCS) business segment provides comprehensive supply chain consulting and lead logistics management solutions that support customers’ entire supply chains from inbound raw materials through distribution of finished goods throughout North America and in Latin America, Europe and Asia; and our Dedicated Contract Carriage (DCC) business segment provides vehicles and drivers as part of a dedicated transportation solution in North America. We operate in extremely competitive markets. Our customers select us based on numerous factors including service quality, price, technology and service offerings. As an alternative to using our services, customers may also choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors. Our customer base includes enterprises operating in a variety of industries including automotive, electronics, high-tech, telecommunications, industrial, consumer goods, paper and paper products, office equipment, food and beverage, general retail industries and governments.
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
     The amount of and allocation of pre-tax share-based compensation expense across business segments was as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands)

Fleet Management Solutions	$999	170	$2,061	344
Supply Chain Solutions	713	133	1,444	258
Dedicated Contract Carriage	79	12	160	28
Central Support Services	1,414	518	2,723	961

Total	$3,205	833	$6,388	1,591

     At June 30, 2006, unrecognized compensation expense from stock options and nonvested shares totaled $21.4 million and the expense is expected to be recognized over the next 3.7 years.
     The calculation of share-based employee compensation expense involves estimates that require management’s judgment. These estimates include the fair value of each of our stock option awards, which is estimated on the date of grant using a Black-Scholes-Merton option-pricing valuation model as discussed in Note (C), “Share-Based Compensation Plans,” in Notes to Consolidated Condensed Financial Statements. The determination of the fair value of share-based employee compensation awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Prior to the adoption of SFAS No. 123R,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
expected volatility was determined based solely on historical volatility. As a result of the adoption of SFAS No. 123R, we estimate expected volatility based on both historical and implied volatility. In 2006, we added a market vesting condition to the terms of our share-based employee compensation plan related to the grant of nonvested stock, in addition to the service condition. The market condition provided that shares of nonvested stock are subject to vest only if Ryder’s total shareholder return (TSR) as a percentage of the S&P 500 comparable period TSR is 100% or greater, over a three-year period. These grants have been valued using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation.
CONSOLIDATED RESULTS

	Three months ended June 30,		Six months ended June 30,		Change 2006/ 2005
					Three	Six
	2006	2005	2006	2005	Months	Months
	(In thousands, except per share amounts)

Earnings before income taxes	$104,554	90,529	$183,758	157,751	15%	16%
Provision for income taxes	34,275	27,231	65,897	52,964	26	24

Net earnings	$70,279	63,298	$117,861	104,787	11%	12%

Per diluted common share	$1.13	0.98	$1.91	1.61	15%	19%

Weighted-average shares outstanding — Diluted	62,023	64,662	61,728	64,896	(4)%	(5)%

     Earnings before income taxes increased $14.0 million to $104.6 million in the second quarter of 2006 and increased $26.0 million to $183.8 million in the first half of 2006, compared with the same periods in 2005. The improved results were driven by better operating performance and continuing leverage from revenue growth in all business segments. See “Operating Results by Business Segment” for a further discussion of operating results. Earnings in the first half of 2006 included a one-time recovery in the first quarter of $1.9 million (pre-tax), or $0.02 per diluted common share, associated with the recognition of common stock received from mutual insurance companies in a prior year. Additionally, earnings for the first half of 2005 benefited from the one-time recovery in the first quarter of $2.6 million (pre-tax), or $0.02 per diluted common share, for project costs incurred in prior years.
     Net earnings increased $7.0 million to $70.3 million in the second quarter of 2006 and increased $13.1 million to $117.9 million in the first half of 2006, compared with the same periods in 2005. Net earnings for the second quarter of 2006, included an income tax benefit of $6.8 million, or $0.11 per diluted common share associated with the reduction of deferred income taxes due to enacted changes in Texas and Canadian tax laws. Net earnings for the second quarter of 2005, included a state income tax benefit of $7.6 million, or $0.12 per diluted common share associated with the reduction of deferred income taxes due to the expected phase-out of income taxes for the State of Ohio. Earnings per share growth exceeded the earnings growth over the prior periods because the average number of shares outstanding has decreased during the past year reflecting the impact of stock repurchase programs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

	Three months ended June 30,		Six months ended June 30,		Change 2006/ 2005
					Three	Six
	2006	2005	2006	2005	Months	Months
	(In thousands)

Revenue:
Fleet Management Solutions	$1,049,477	969,577	$2,030,635	1,894,217	8%	7%
Supply Chain Solutions	502,136	374,950	971,604	721,743	34	35
Dedicated Contract Carriage	143,484	133,825	282,167	261,806	7	8
Eliminations	(99,371)	(88,536)	(192,389)	(172,335)	(12)	(12)

Total	$1,595,726	1,389,816	$3,092,017	2,705,431	15%	14%

Operating revenue (1)	$1,111,129	1,048,785	$2,168,603	2,056,446	6%	5%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our businesses and as a measure of sales activity. FMS fuel services revenue net of related intersegment billings, which is directly impacted by fluctuations in market fuel prices, is excluded from the operating revenue computation as fuel is largely a pass-through to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. Subcontracted transportation revenue in our SCS and DCC business segments are excluded from the operating revenue computation as subcontracted transportation is largely a pass-through to our customers and we realize minimal changes in profitability as a result of fluctuations in subcontracted transportation.
     All business segments reported revenue growth in 2006 compared with the same periods in 2005. Revenue growth for FMS was driven by higher fuel services revenue, primarily as a result of higher average fuel prices, and full service lease contract growth. SCS revenue growth was primarily related to increased volume of managed subcontracted transportation, as well as higher volumes and new and expanded business in all industry groups. DCC revenue growth was due to pricing increases associated with higher fuel costs as well as expanded and new business. Revenue comparisons were also impacted by favorable movements in foreign currency exchange rates related to our international operations. Total revenue in the second quarter and first half of 2006 included a favorable foreign exchange impact of 1% in both periods, due primarily to the strengthening of the Canadian dollar and the Brazilian real.

	Three months ended June 30,		Six months ended June 30,		Change 2006/ 2005
					Three	Six
	2006	2005	2006	2005	Months	Months
	(Dollars in thousands)

Operating expense (exclusive of items shown separately)	$704,376	634,945	$1,365,617	1,245,327	11%	10%
Percentage of revenue	44.1%	45.7%	44.2%	46.0%
     Operating expense increased in 2006 compared with the same periods in 2005 principally as a result of higher average fuel prices. Fuel costs are largely a pass-through to customers for which we realize minimal changes in profitability during periods of steady market fuel prices. The growth in revenue, excluding fuel, also contributed to the increase in operating expenses.

	Three months ended June 30,		Six months ended June 30,		Change 2006/ 2005
					Three	Six
	2006	2005	2006	2005	Months	Months
	(Dollars in thousands)

Salaries and employee-related costs	$343,977	306,372	$681,491	613,931	12%	11%
Percentage of revenue	21.6%	22.0%	22.0%	22.7%
Percentage of operating revenue	31.0%	29.2%	31.4%	29.9%
     Salaries and employee-related costs and salaries and employee-related costs as a percentage of operating revenue increased in 2006, compared with the same periods in 2005 primarily as a result of added headcount and increased outside labor costs in our DCC and SCS businesses from new and expanded business. Additionally, on January 1, 2006, we adopted SFAS No. 123R and recognized $2.4 million and $5.0 million of additional share-based compensation expense in the second quarter and first half of 2006, respectively. See Note (C), “Share-Based Compensation Plans,” in the Notes to the Consolidated Condensed Financial Statements for additional information. Pension expense also increased $1.7 million and $4.3 million in the second quarter and first half of 2006,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
respectively, compared with the same periods in 2005. Pension expense increases primarily impacted our FMS business segment, which employs the majority of our employees that participate in the primary U.S. pension plan.

	Three months ended June 30,		Six months ended June 30,		Change 2006/ 2005
					Three	Six
	2006	2005	2006	2005	Months	Months
	(Dollars in thousands)

Subcontracted transportation	$215,267	129,759	$417,490	241,642	66%	73%
Percentage of revenue	13.5%	9.3%	13.5%	8.9%
     Subcontracted transportation expense represents freight management costs on logistics contracts for which we purchase transportation from third parties. Subcontracted transportation expense in our SCS business segment grew in 2006 compared with the same periods in 2005, as a result of increased volumes of freight management activity from new and expanded business and higher average pricing on subcontracted freight costs, resulting from increased fuel costs.

	Three months ended June 30,		Six months ended June 30,		Change 2006/ 2005
					Three	Six
	2006	2005	2006	2005	Months	Months
	(In thousands)

Depreciation expense	$183,454	186,850	$361,630	368,241	(2)%	(2)%
Gains on vehicle sales, net	(14,977)	(13,086)	(27,789)	(25,850)	14	8
Equipment rental	24,455	24,740	49,324	52,057	(1)	(5)
     Depreciation expense relates primarily to FMS revenue earning equipment. Depreciation expense decreased in 2006 compared with the same periods in 2005, reflecting the impact of the adjustments made to residual values and useful lives as part of the annual review, which were implemented January 1, 2006, and a lower average fleet count. These changes offset the impact of a higher average vehicle investment on purchases over the past year.
     Gains on vehicle sales, net increased in the second quarter of 2006 compared with the same period in 2005 due to improved average pricing on vehicles sold, which more than offset the decline in the number of vehicles sold.
     Equipment rental consists primarily of rent expense for FMS revenue earning equipment under lease. The decrease in equipment rental in 2006 compared with the same periods in 2005 was due to a reduction in the average number of leased vehicles.

	Three months ended June 30,		Six months ended June 30,		Change 2006/ 2005
					Three	Six
	2006	2005	2006	2005	Months	Months
	(Dollars in thousands)

Interest expense	$35,037	30,854	$66,458	57,805	14%	15%
Effective interest rate	5.9%	5.6%	5.7%	5.5%
     Interest expense grew in 2006 compared with the same periods in 2005, primarily reflecting higher average debt levels, resulting from capital spending required to support our contractual full service lease business. The increase in interest expense in the second quarter of 2006 compared with the same period in 2005 also reflects the impact of higher effective interest rates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

	Three months ended June 30,		Six months ended June 30,		Change 2006/ 2005
					Three	Six
	2006	2005	2006	2005	Months	Months
	(In thousands)

Miscellaneous income, net	$(417)	(1,013)	$(5,803)	(5,272)	(59)%	10%
     Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income, gains (losses) from sales of properties, and other non-operating items. Miscellaneous income, net decreased in the second quarter of 2006 due to a $1.3 million charge related to the settlement of litigation associated with a discontinued operation. Miscellaneous income, net during the first half of 2006 increased due to higher property gains and better market performance of investments classified as trading securities, as well as a one-time recovery in the first quarter of 2006 of $1.9 million for the recognition of common stock received from mutual insurance companies. Miscellaneous income, net in the first half of 2005 benefited from the one-time recovery in the first quarter of $2.6 million of project costs incurred in prior years.

	Three months ended June 30,		Six months ended June 30,		Change 2006/ 2005
					Three	Six
	2006	2005	2006	2005	Months	Months
	(In thousands)

Restructuring and other recoveries, net	$—	(134)	$(159)	(201)	NA	(21)%
     Restructuring and other recoveries, net in 2006 and 2005, related primarily to employee severance and benefits and facility charges recorded in prior restructuring charges that were reversed due to subsequent refinements in estimates. See Note (E), “Restructuring and Other Recoveries,” in the Notes to Consolidated Condensed Financial Statements, for a complete discussion of restructuring activity.

	Three months ended June 30,		Six months ended June 30,		Change 2006/ 2005
					Three	Six
	2006	2005	2006	2005	Months	Months
	(Dollars in thousands)

Provision for income taxes	$34,275	27,231	$65,897	52,964	26%	24%
Effective tax rate	32.8%	30.1%	35.9%	33.6%
     During the second quarter of 2006, Canada and the State of Texas enacted various tax measures which resulted in favorable adjustments to deferred income taxes of $6.8 million. See Note (H), “Income Taxes,” in the Notes to Consolidated Condensed Financial Statements, for a complete discussion of these items. In the first quarter of 2006, the effective income tax rate was also impacted by the true-up of non-deductible tax estimates to the 2005 tax return, which resulted in additional taxes of $0.7 million. These adjustments lowered our effective income tax rate in the first six months of 2006 by 3.3%.
     In June 2005, the State of Ohio enacted a tax measure phasing out its corporate franchise and phasing in a new gross receipts tax resulting in a favorable adjustment to deferred income taxes of $7.6 million. This benefit lowered our effective income tax rate in 2005 by 4.8%. Excluding the impact of these benefits in both periods, our effective income tax rate increased due to higher non-deductible items and an increase in earnings in higher tax rate jurisdictions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended June 30,		Six months ended June 30,		Change 2006/ 2005
					Three	Six
	2006	2005	2006	2005	Months	Months
	(In thousands)

Revenue:
Fleet Management Solutions	$1,049,477	969,577	$2,030,635	1,894,217	8%	7%
Supply Chain Solutions	502,136	374,950	971,604	721,743	34	35
Dedicated Contract Carriage	143,484	133,825	282,167	261,806	7	8
Eliminations	(99,371)	(88,536)	(192,389)	(172,335)	(12)	(12)

Total	$1,595,726	1,389,816	$3,092,017	2,705,431	15%	14%

NBT:
Fleet Management Solutions	$94,921	88,901	$169,816	159,765	7%	6%
Supply Chain Solutions	18,077	8,333	28,736	14,840	117	94
Dedicated Contract Carriage	11,174	9,654	19,636	15,542	16	26
Eliminations	(8,276)	(7,488)	(16,042)	(15,010)	(11)	(7)

	115,896	99,400	202,146	175,137	17	15
Unallocated Central Support Services	(11,342)	(9,005)	(18,547)	(17,587)	(26)	(5)
Restructuring and other recoveries, net	—	134	159	201	NA	(21)

Earnings before income taxes	$104,554	90,529	$183,758	157,751	15%	16%

     We define the primary measurement of our segment financial performance as “Net Before Taxes” (NBT), which includes an allocation of Central Support Services (CSS) and excludes restructuring and other recoveries, net. CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, shared management information systems, health and safety, legal and corporate communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.
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
     The following table sets forth equipment contribution included in NBT for our SCS and DCC segments:

	Three months ended June 30,		Six months ended June 30,		Change 2006/ 2005
					Three	Six
	2006	2005	2006	2005	Months	Months
	(In thousands)

Equipment contribution:
Supply Chain Solutions	$4,143	3,700	$8,072	7,256	12%	11%
Dedicated Contract Carriage	4,133	3,788	7,970	7,754	9	3

Total	$8,276	7,488	$16,042	15,010	11%	7%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Fleet Management Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2006/ 2005
					Three	Six
	2006	2005	2006	2005	Months	Months
	(Dollars in thousands)

Full service lease	$460,050	445,450	$911,497	887,136	3%	3%
Contract maintenance	34,042	34,502	66,762	67,905	(1)	(2)
Contract-related maintenance	47,799	47,888	95,075	95,949	—	(1)
Commercial rental	170,846	174,850	320,769	327,577	(2)	(2)
Other	17,408	16,641	35,460	34,130	5	4

Operating revenue (1)	730,145	719,331	1,429,563	1,412,697	2	1
Fuel services revenue	319,332	250,246	601,072	481,520	28	25

Total revenue	$1,049,477	969,577	$2,030,635	1,894,217	8%	7%

Segment NBT	$94,921	88,901	$169,816	159,765	7%	6%

Segment NBT as a % of total revenue	9.0%	9.2%	8.4%	8.4%	(20)bps	—bps

Segment NBT as a % of operating revenue (1)	13.0%	12.4%	11.9%	11.3%	60 bps	60 bps

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our FMS business segment and as a measure of sales activity. Fuel services revenue, which is directly impacted by fluctuations in market fuel prices, is excluded from our operating revenue computation as fuel is largely a pass-through to customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs.
     Total revenue grew during 2006 compared with the same periods in 2005 reflecting higher fuel services revenue as a result of higher average fuel prices. Operating revenue (revenue excluding fuel) increased in 2006 compared with the same periods in 2005 due to full service lease revenue growth in North America.
     Full service lease revenue grew in 2006 compared with the same periods in 2005 due to higher levels of new sales activity in North America since the second half of 2005. We expect favorable lease revenue comparisons to continue in the near term due to increased sales activity and improved business retention. Contract maintenance and contract-related maintenance revenue decreased in 2006 compared with the same periods in 2005, due primarily to the non-renewal of customer contracts in the U.K. Commercial rental revenue decreased in 2006 compared with the same periods in 2005 reflecting a smaller average fleet, which was partially offset by higher pricing. We expect commercial rental revenue comparisons to improve in the near term based on an expected larger average fleet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The following table provides rental statistics for the U.S. fleet, which generates approximately 85% of total commercial rental revenue:

	Three months ended June 30,		Six months ended June 30,		Change 2006/ 2005
					Three	Six
	2006	2005	2006	2005	Months	Months
	(Dollars in thousands)

Non-lease customer rental revenue	$72,821	76,039	132,901	$138,791	(4)%	(4)%

Lease customer rental revenue (1)	$70,510	71,631	137,435	$138,017	(2)%	—%

Average commercial rental fleet size – in service (2)	32,800	34,600	32,400	34,400	(5)%	(6)%

Average commercial rental power fleet size – in service (2), (3)	24,200	25,000	23,600	24,500	(3)%	(4)%

Commercial rental utilization	73.1%	73.4%	71.1%	71.4%	(30)bps	(30)bps

(1)	Lease customer rental revenue is revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.

(2)	Number of units rounded to nearest hundred.

(3)	Fleet size excluding trailers.
     FMS NBT grew in 2006 compared with the same periods in 2005 primarily as a result of improved North American full service lease performance, and lower maintenance and depreciation costs. The NBT growth in the second quarter of 2006 as compared with the same period in 2005 was also favorably impacted by improved used vehicle sales from higher average pricing, as well as lower carrying costs from reduced used truck inventory levels. These improvements were offset partially by higher interest expense due primarily to planned higher debt levels to support contractual revenue growth, higher compensation-related expenses in North America, as well as lower margins in our U.K. operations. Results for the first half of 2005 benefited from the one-time recovery in the first quarter of $1.9 million for project costs incurred in prior years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     Our fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to nearest hundred):

				Change
	June 30,	December 31,	June 30,	June 2006/	June 2006/
	2006	2005	2005	Dec. 2005	June 2005
End of period count:

By type:
Trucks	64,400	63,200	64,700	2%	—%
Tractors	53,100	52,700	52,900	1	—
Trailers	39,400	40,600	42,000	(3)	(6)
Other	5,500	5,800	6,100	(5)	(10)

Total	162,400	162,300	165,700	—%	(2)%

By product line:
Full service lease	118,600	118,400	119,100	—%	—%
Commercial rental	40,900	40,500	43,200	1	(5)
Service vehicles and other	2,900	3,400	3,400	(15)	(15)

Total	162,400	162,300	165,700	—%	(2)%

Owned	157,400	156,500	159,300	1%	(1)%
Leased	5,000	5,800	6,400	(14)	(22)

Total	162,400	162,300	165,700	—%	(2)%

Quarterly average	162,200	163,800	166,500	(1)%	(3)%

Year-to-date average	162,200	164,900	166,200	(2)%	(2)%

Customer vehicles under contract maintenance (end of period)	27,700	26,400	27,200	5%	2%

     The totals in the table above include the following non-revenue earning equipment (number of units rounded to nearest hundred):

				Change
	June 30,	December 31,	June 30,	June 2006/	June 2006/
	2006	2005	2005	Dec. 2005	June 2005

Not yet earning revenue (NYE)	2,400	1,700	1,700	41%	41%
No longer earning revenue (NLE):
Units held for sale	4,400	4,700	6,200	(6)	(29)
Other NLE units	1,300	2,200	1,200	(41)	8

Total (1)	8,100	8,600	9,100	(6)%	(11)%

(1)	Non-revenue earning equipment for FMS operations outside the U.S. totaled approximately 1,400 vehicles at June 30, 2006, 1,500 vehicles at December 31, 2005 and 1,800 vehicles at June 30, 2005, which are not included above.
     NYE units represent new vehicles on hand that are being prepared for deployment to lease customers or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. The number of NYE units increased consistent with volume of lease activity. NLE units represent vehicles held for sale, as well as vehicles for which no revenue has been earned in the previous 30 days. These vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. In 2006, the average number of NLE units decreased due to lower levels of used vehicles held for sale and process improvement actions in field operations. We expect the number of NLE units to increase in the second half of the year based on the expected growth in lease replacement activity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Supply Chain Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2006/ 2005
					Three	Six
	2006	2005	2006	2005	Months	Months
	(Dollars in thousands)

U.S. operating revenue:
Automotive and industrial	$125,595	112,638	$245,089	218,368	12%	12%
High-tech and consumer industries	74,360	61,132	143,227	119,101	22	20
Transportation management	7,717	6,162	14,565	12,353	25	18

U.S. operating revenue	207,672	179,932	402,881	349,822	15	15
International operating revenue	83,616	69,273	160,764	137,479	21	17

Total operating revenue (1)	291,288	249,205	563,645	487,301	17	16
Subcontracted transportation	210,848	125,745	407,959	234,442	68	74

Total revenue	$502,136	374,950	$971,604	721,743	34%	35%

Segment NBT	$18,077	8,333	$28,736	14,840	117%	94%

Segment NBT as a % of total revenue	3.6%	2.2%	3.0%	2.1%	140 bps	90 bps

Segment NBT as a % of total operating revenue (1)	6.2%	3.3%	5.1%	3.0%	290 bps	210 bps

Memo: Fuel costs	$27,763	22,440	$52,685	42,676	24%	23%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our SCS business segment and as a measure of sales activity. Subcontracted transportation expense is deducted from total revenue to arrive at our operating revenue computation as subcontracted transportation expense is largely a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation.
     Total revenue grew in 2006 compared with the same period in 2005 due primarily to increased volume of managed subcontracted transportation, as well as to higher volumes and new and expanded business in all industry groups. Our largest customer, General Motors Corporation, accounted for approximately 40% and 18% of SCS total revenue and operating revenue for the first half of 2006, respectively, and is comprised of multiple contracts in various geographic regions. For the first half of 2005, General Motors Corporation accounted for approximately 29% and 18% of SCS total revenue and operating revenue, respectively. In 2006, total revenue and operating revenue included a favorable foreign currency exchange impact of 1.9% and 1.3%, respectively. We expect revenue improvements to continue over the near term.
     In transportation management arrangements where we act as principal, revenue is reported on a gross basis for subcontracted transportation services billed to our customers. As a result of entering into a management subcontracted transportation contract in 2005, under which we have determined we are acting as principal, the amount of managed subcontracted transportation expense and corresponding revenue has increased significantly during the past twelve months. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Determining whether revenue should be reported as gross or net is based on an assessment of whether we are acting as the principal or the agent in the transaction and involves judgment based on the terms and conditions of the arrangement. From time to time, the terms and conditions of our transportation management arrangements may change, which could require a change in revenue recognition from a gross basis to a net basis or vice versa. Our measure of operating revenue would not be impacted by a change in revenue reporting.
     The significant improvement in SCS NBT in 2006 compared with the same periods in 2005, reflects the impact of higher volumes, including the impact of reduced automotive plant shutdowns, and new and expanded business in all U.S. industry groups in 2006 and better margins in our Brazil operations. SCS NBT for the second quarter of 2006 also included a $2.5 million benefit (0.9% of operating revenue in the second quarter), net of variable compensation, related to a contract termination. SCS NBT in 2005 benefited from the one-time recovery of $0.7 million for project costs incurred in prior years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Dedicated Contract Carriage

	Three months ended June 30,		Six months ended June 30,		Change 2006/2005
					Three		Six
	2006	2005	2006	2005	Months		Months
	(Dollars in thousands)

Operating revenue (1)	$139,065	129,811	$272,636	254,606	7%		7%
Subcontracted transportation	4,419	4,014	9,531	7,200	10		32

Total revenue	$143,484	133,825	$282,167	261,806	7%		8%

Segment NBT	$11,174	9,654	$19,636	15,542	16%		26%

Segment NBT as a % of total revenue	7.8%	7.2%	7.0%	5.9%	60	bps	110	bps

Segment NBT as a % of operating revenue (1)	8.0%	7.4%	7.2%	6.1%	60	bps	110	bps

Memo: Fuel costs	$27,507	22,153	$52,538	42,765	24%		23%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our DCC business segment and as a measure of sales activity. Subcontracted transportation expense is deducted from total revenue to arrive at our operating revenue computation as subcontracted transportation expense is largely a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation.
     DCC total revenue and operating revenue grew in 2006 compared with the same periods in 2005 as a result of pricing increases associated with higher fuel costs as well as expanded and new business. We expect favorable revenue comparisons to continue in the short term due to the impact of pricing increases associated with higher fuel costs as well as expanded business activity. DCC NBT in 2006 was positively impacted by new and expanded business. DCC NBT for the first half of 2006 as compared with the same period in 2005 also benefited from lower safety costs in the first quarter of 2006.
Central Support Services

	Three months ended June 30,		Six months ended June 30,		Change 2006/2005
					Three	Six
	2006	2005	2006	2005	Months	Months
		(In thousands)

Human resources	$3,365	3,518	$6,824	7,076	(4)%	(4)%
Finance	14,220	14,714	28,670	28,993	(3)	(1)
Corporate services and public affairs	2,872	3,926	5,758	7,222	(27)	(20)
Information technology (IT)	13,242	16,612	27,330	34,334	(20)	(20)
Health and safety	2,062	1,817	4,081	3,953	13	3
Other	13,437	8,560	21,089	16,581	57	27

Total CSS	49,198	49,147	93,752	98,159	—%	(4)%
Allocation of CSS to business segments	(37,856)	(40,142)	(75,205)	(80,572)	6	7

Unallocated CSS	$11,342	9,005	$18,547	17,587	26%	5%

     Total CSS costs in the second quarter of 2006 were flat compared with the same period in 2005 as lower information technology and corporate services were offset by a charge of $1.3 million to settle litigation associated with a discontinued operation and higher share-based compensation from expensing stock options and incentive compensation. Lower information technology spending was a result of ongoing cost containment initiatives and increased utilization of technology resources from growth in our SCS operations. First half results in 2006 also benefited from the one-time recovery of $1.9 million associated with the recognition of common stock received from mutual insurance companies in a prior year. Unallocated CSS expenses for the second quarter and first half of 2006 were up compared with the same periods in 2005 largely due to share-based compensation and the previously mentioned legal settlement. The increase in unallocated CSS expenses for the first half of 2006 as compared with the same period in 2005 was offset partially by the common stock recovery.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
     The following is a summary of our cash flows from operating, financing and investing activities:

	Six months ended June 30,
	2006	2005
	(In thousands)

Net cash provided by (used in):
Operating activities	$298,344	164,841
Financing activities	259,733	408,767
Investing activities	(606,328)	(585,577)
Effect of exchange rate changes on cash	2,169	(1,692)

Net change in cash and cash equivalents	$(46,082)	(13,661)

     A detail of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.
     Net cash provided by operating activities increased to $298.3 million in the first half of 2006 compared with $164.8 million in 2005, due primarily to lower income tax payments and offset partially by increased pension contributions. In 2005, net cash provided by operating activities was impacted by U.S. federal income tax payments of $176.0 million made in connection with the resolution of our federal income tax audit for the 1998 to 2000 tax period. Net cash provided by financing activities in the first half of 2006 was $259.7 million compared with cash provided of $408.8 million in 2005. Net cash provided by financing activities in the first half of 2005 was impacted by higher debt borrowings used to fund federal income tax payments. Net cash used in investing activities increased to $606.3 million in the first half of 2006 compared with $585.6 million in 2005, due to an increase in restricted cash associated with the implementation of a vehicle like-kind exchange tax program in 2006.
     We manage our business to maximize operating cash flows and proceeds from the sale of revenue earning equipment as the principal sources of liquidity. We refer to the net amount of cash generated from operating and investing activities (excluding changes in restricted cash) as “free cash flow.” Although free cash flow is a non-GAAP financial measure, we consider it to be an important measure of comparative operating performance. We believe free cash flow provides investors with an important perspective on the cash available for debt service and for shareholders after making capital investments required to support ongoing business operations. Our calculation of free cash flow may be different from the calculation used by other companies and therefore comparability may be limited.
     The following table shows the sources of our free cash flow computation:

	Six months ended June 30,
	2006	2005
	(In thousands)

Net cash provided by operating activities	$298,344	164,841
Collections on direct finance leases	33,768	33,397
Sales of operating property and equipment	2,210	1,673
Sales of revenue earning equipment	177,445	168,915
Purchases of property and revenue earning equipment	(776,128)	(779,403)
Acquisitions	(4,113)	(14,717)
Other, net	1,598	—

Free cash flow	$(266,876)	(425,294)

     The increase in free cash flow to negative $266.9 million for the first half of 2006 compared with the same period in 2005 was driven by lower income tax payments, offset partially by increased pension contributions and working capital growth. We expect free cash flow to decrease over the balance of the year due to higher capital spending.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The following table provides a summary of capital expenditures:

	Six months ended June 30,
	2006	2005
	(In thousands)

Revenue earning equipment: (1)
Full service lease	$598,064	537,064
Commercial rental	188,488	242,688

	786,552	779,752
Operating property and equipment	27,951	41,157

Total capital expenditures	814,503	820,909
Changes in accounts payable related to purchases of revenue earning equipment	(38,375)	(41,506)

Cash paid for purchases of property and revenue earning equipment	$776,128	779,403

(1)	Capital expenditures exclude acquisitions of revenue earning equipment under capital leases of $0.1 million and $0.4 million during the six months ended June 30, 2006 and 2005, respectively.
     Capital expenditures were essentially flat for the first half of 2006 compared with 2005 as lower planned spending for commercial rental vehicles was offset by increased lease vehicle spending for replacement and expansion of customer fleets. We are now anticipating full-year 2006 capital expenditures to be approximately $1.8 billion, up from $1.4 billion in 2005. The current capital expenditures forecast reflects an increase of $200 million from plan, due primarily to higher than expected new sales activity within the full service lease product line.
Financing and Other Funding Transactions
     We utilize external capital to support growth in our asset-based product lines. The variety of financing alternatives available to fund our capital needs include long-term and medium-term public and private debt, asset-backed securities, bank term loans, leasing arrangements, bank credit facilities and commercial paper.
     The following table shows the movements in our debt balance:

	Six months ended June 30,
	2006	2005
	(In thousands)

Debt balance at January 1	$2,185,366	1,783,216

Cash-related changes in debt:
Net change in commercial paper borrowings	158,505	14,532
Proceeds from issuance of medium-term notes	250,000	600,000
Proceeds from issuance of other debt instruments	24,904	75,536
Retirement of medium-term notes and debentures	(40,000)	(100,000)
Other debt repaid, including capital lease obligations	(99,714)	(144,461)

	293,695	445,607

Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	(911)	(1,562)
Addition of capital lease obligations	85	411
Changes in foreign currency exchange rates and other non-cash items	10,874	(4,195)

Total changes in debt	303,743	440,261

Debt balance at June 30	$2,489,109	2,223,477

     In accordance with our funding philosophy, we attempt to match the average remaining repricing life of our debt with the average remaining life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25 — 45% variable-rate debt. The variable-rate portion of our total obligations (including notional value of swap agreements) was 32% at June 30, 2006 and December 31, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     Ryder’s leverage ratios and a reconciliation of balance sheet debt to total obligations were as follows:

	June 30,	% to	December 31,	% to
	2006	Equity	2005	Equity
	(Dollars in thousands)

On-balance sheet debt	$2,489,109	151%	$2,185,366	143%

Off-balance sheet debt—PV of minimum lease payments and guaranteed residual values under operating leases for vehicles (1)	88,797		117,062

Total obligations	$2,577,906	156%	$2,302,428	151%

(1)	Present value (PV) does not reflect payments Ryder would be required to make if we terminated the related leases prior to the scheduled expiration dates.
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
     The increase in our leverage ratios in 2006 was driven by increased capital spending required to support our contractual full service lease business. Our long-term target percentage of total obligations to equity is 250% to 300% while maintaining a strong investment grade rating. We believe this leverage range is appropriate for our business due to the liquidity of our vehicle portfolio and because a substantial component of our assets is supported by long-term customer leases.
     Our ability to access unsecured debt in the capital markets is linked to both our short-term and long-term debt ratings. These ratings are intended to provide guidance to investors in determining the credit risk associated with particular Ryder securities based on current information obtained by the rating agencies from us or from other sources that such agencies consider to be reliable. Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets. A significant downgrade of Ryder’s debt rating would reduce our ability to issue commercial paper. As a result, we would have to rely on other established funding sources described below.
     Our debt ratings at June 30, 2006 were as follows:

	Short-term	Long-term	Outlook
Moody’s Investors Service	P2	Baa1	Stable (June 2004)
Standard & Poor’s Ratings Services	A2	BBB+	Stable (April 2005)
Fitch Ratings	F2	A-	Stable (July 2005)
     Ryder can borrow up to $870 million through a global revolving credit facility with a syndicate of twelve lenders. The credit facility matures in May 2010 and is used primarily to finance working capital and provide support for the issuance of commercial paper. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at June 30, 2006). At Ryder’s option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 11.0 basis points, which applies to the total facility of $870 million, and is based on Ryder’s current credit ratings. The credit facility contains no provisions restricting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, Ryder must maintain a ratio of debt to consolidated tangible net worth, as defined in the agreement, of less than or equal to 300%. The ratio at June 30, 2006 was 137%. At June 30, 2006, $312.6 million was available under the credit facility.
     In May 2006, we issued $250 million of unsecured medium-term notes, maturing in May 2011. The proceeds from the notes were used to reduce commercial paper borrowings. At June 30, 2006, we have $550 million of securities available for issuance under a universal shelf registration statement filed with the Securities and Exchange Commission during 2005. Additionally, we have a $200

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
million trade receivable facility which allows for the sale of certain of domestic trade accounts receivable to a receivables conduit and (or) committed purchasers. At June 30, 2006, no receivables were sold under the facility.
     At June 30, 2006, we had the following amounts available to fund operations under the aforementioned facilities:

(In millions)

Global revolving credit facility	$312.6
Shelf registration statement	550.0
Trade receivables facility	200.0
     We believe such facilities, along with other funding sources, will be sufficient to fund operations over the next twelve months.
Off-Balance Sheet Arrangements
     We periodically enter into sale-leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors (e.g., regional banks, pension plans and insurance companies) and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions that are not deemed to be variable interest entities. In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense. These leases contain limited guarantees by us of the residual values of the leased vehicles (residual value guarantees) that are conditioned upon disposal of the leased vehicles prior to the end of their lease term. The amount of future payments for residual value guarantees will depend on the market for used vehicles and the condition of the vehicles at time of disposal. See Note (J), “Guarantees,” in Notes to Consolidated Condensed Financial Statements for additional information. We did not enter into any sale-leaseback transactions that qualified for off-balance sheet treatment during the first half of 2006 or 2005.
Pension Information
     The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. For 2006, we expect to make approximately $71 million in pension contributions for all plans. Changes in interest rates and the market value of the securities held by the plans during 2006 could materially change, positively or negatively, the underfunded status of the plans and affect the level of pension expense and required contributions in 2007 and beyond. See Note (M), “Employee Benefit Plans,” in Notes to Consolidated Condensed Financial Statements for additional information.
Share Repurchases and Cash Dividends
     In May 2006, our Board of Directors authorized a two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. Under the May 2006 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the various employee stock option and employee stock purchase plans since March 1, 2006, which totaled approximately 1.3 million shares at June 30, 2006. The May 2006 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases will be made periodically in open-market transactions, and are subject to market conditions, legal requirements and other factors. Management was granted the authority to establish a trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934 as part of the May 2006 program. As of June 30,2006, we had not repurchased any shares under the May 2006 program because of a blackout period resulting from a common stock rescission offer associated with our 401(k) Plan which concluded on July 6, 2006.
     In October 2005, our Board of Directors authorized a $175 million share repurchase program over a period not to exceed two years. Share repurchases of common stock were made periodically in open-market transactions and were subject to market conditions, legal requirements and other factors. During the first quarter of 2006, we completed the October 2005 program. Management established a prearranged written plan under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the October 2005 program, which allowed for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. In 2006, we repurchased and retired approximately 1.6 million shares under the October 2005 program at an aggregate cost of $65.8 million. We repurchased and retired an aggregate of approximately 4.2 million shares under the program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     In July 2004, our Board of Directors authorized a two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. Under the July 2004 program, shares of common stock were purchased in an amount not to exceed the number of shares issued to employees upon the exercise of stock options or through employee stock purchase plans since May 1, 2004. The July 2004 program limited aggregate share repurchases to no more than 3.5 million shares of Ryder common stock. During the fourth quarter of 2005, we replaced the July 2004 program with the October 2005 program noted previously. Management was granted the authority to establish a trading plan under Rule 10b5-1 as part of the July 2004 program. For the first half of 2005, we repurchased and retired a total of approximately 0.7 million shares under the program at an aggregate cost of $32.4 million.
     In February and May 2006, our Board of Directors declared a quarterly cash dividend of $0.18 per share of common stock. The dividend reflects a $0.02 increase from the quarterly cash dividend of $0.16 paid in 2005.
RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation requires that we recognize in our consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.
NON-GAAP FINANCIAL MEASURES
     This Quarterly Report on Form 10-Q includes information extracted from consolidated condensed financial information but not required by generally accepted accounting principles (GAAP) to be presented in the financial statements. Certain of this information are considered “non-GAAP financial measures” as defined by SEC rules. Specifically, we refer to operating revenue, salaries and employee-related costs as a percentage of operating revenue, FMS operating revenue, FMS NBT as a % of operating revenue, SCS operating revenue, SCS NBT as a % of operating revenue, DCC operating revenue, DCC NBT as a % of operating revenue, free cash flow, total obligations and total obligations to equity. As required by SEC rules, we provide a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure and an explanation why management believes that presentation of the non-GAAP financial measure provides useful information to investors. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP.
FORWARD-LOOKING STATEMENTS
     Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:
•	our expectations as to growth opportunities and anticipated revenue growth;

•	our belief that we have not entered into any other transactions since 2000 that raise the same type of issues identified by the IRS in their audit of the 1998 to 2000 tax period;

•	the anticipated deferral of tax gains on disposal of eligible revenue earning equipment pursuant to our vehicle like-kind exchange program;

•	impact of losses from conditional obligations arising from guarantees;

•	estimates of capital expenditures for the remainder of the year;

•	the adequacy of our accounting estimates and accruals for pension expense, depreciation, residual value guarantees, self-insurance, share-based compensation, goodwill impairment, income taxes and revenue;

•	our ability to fund all of our operations over the next twelve months through internally generated funds and outside funding sources; and

•	the number of NLE vehicles in inventory over the near term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     These statements, as well as other forward-looking statements contained in this Quarterly Report, are based on our current plans and expectations and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors could cause actual results and events to differ significantly from those expressed in any forward-looking statements. These risk factors include, but are not limited to, the following:
•	Market Conditions:
o	Changes in general economic conditions in the U.S. and worldwide leading to decreased demand for our services, lower profit margins and increased levels of bad debt
o	Changes in our customers’ operations, financial condition or business environment that may limit their need for, or ability to purchase, our services
o	Changes in market conditions affecting the commercial rental market or the sale of used vehicles
o	Less than anticipated growth rates in the markets in which we operate
o	Changes in current financial, tax or regulatory requirements that could negatively impact the leasing market
•	Competition:
o	Competition from other service providers, some of which have greater capital resources or lower capital costs
o	Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources
o	Competition from vehicle manufacturers in our foreign FMS business operations
o	Our inability to maintain current pricing levels due to customer acceptance or competition
•	Profitability:
o	Our inability to obtain adequate profit margins for our services
o	Lower than expected customer volumes or retention levels
o	Loss of key customers in our SCS business segment
o	Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis
o	The inability of our business segments to create operating efficiencies
o	Availability of heavy-duty and medium-duty vehicles
o	Sudden changes in fuel prices and fuel shortages
o	Our inability to successfully implement our asset management initiatives
o	An increase in the cost of, or shortages in the availability of, qualified drivers
o	Labor strikes and work stoppages
o	Our inability to manage our cost structure
o	Our inability to limit our exposure for customer claims
•	Financing Concerns:
o	Higher borrowing costs and possible decreases in available funding sources caused by an adverse change in our debt ratings
o	Unanticipated interest rate and currency exchange rate fluctuations
o	Negative funding status of our pension plans caused by lower than expected returns on invested assets and unanticipated changes in interest rates
•	Accounting Matters:
o	Impact of unusual items resulting from on-going evaluations of business strategies, asset valuations, acquisitions, divestitures and our organizational structure
o	Reductions in residual values or useful lives of revenue earning equipment
o	Increases in compensation levels, retirement rate and mortality resulting in higher pension expense
o	Increases in healthcare costs resulting in higher insurance costs
o	Changes in accounting rules, assumptions and accruals
•	Other risks detailed from time to time in our SEC filings

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the second quarter of 2006, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the second quarter of 2006, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.
Changes in Internal Controls
     During the three months ended June 30, 2006, there were no changes in Ryder’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect such internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information with respect to purchases we made of our common stock during the three months ended June 30, 2006 and total repurchases:

			Total Number of
			Shares	Maximum
			Purchased as	Number of Shares
	Total Number		Part of Publicly	That May Yet Be
	of Shares	Average Price	Announced	Purchased Under
	Purchased (1), (2)	Paid per Share	Program	the Program (2)
April 1 through April 30, 2006	13	41.85	NA	NA
May 1 through May 31, 2006	43	54.93	—	2,000,000
June 1 through June 30, 2006	140	52.93	—	2,000,000

Total	196	52.63	—

(1)	During the three months ended June 30, 2006, we purchased an aggregate of 196 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plan relating to investments by employees in our common stock, one of the investment options available under the plan.

(2)	In May 2006, our Board of Directors authorized a two-year share repurchase program for the repurchase of up to 2 million shares of common stock.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	Our 2006 annual meeting of shareholders was held on May 5, 2006.

(b)	At the annual meeting, all director nominees named in (c) below were elected. The following directors continued in office after the meeting: David I. Fuente, Lynn M. Martin, Eugene A. Renna, Abbie J. Smith, Hansel E. Tookes, II and Christine A. Varney.

(c)	The matters voted upon at the meeting and the votes cast with respect to each matter were as follows:
     ELECTION OF DIRECTORS

	Votes
Director	For	Withheld
John M. Berra	53,797,428	1,322,126
L. Patrick Hassey	54,637,348	482,206
Daniel H. Mudd	54,648,459	471,095
E. Follin Smith	54,620,346	499,208
Gregory T. Swienton	53,271,101	1,848,453
     MANAGEMENT PROPOSALS

	Votes Cast
	For	Against	Abstain
Ratification of PricewaterhouseCoopers LLP as independent auditor	54,676,814	93,088	349,652

ITEM 6. EXHIBITS

31.1	Certification of Gregory T. Swienton pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Mark T. Jamieson pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32	Certification of Gregory T. Swienton and Mark T. Jamieson pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC. (Registrant)
Date: July 27, 2006	By:	/s/ Mark T. Jamieson
Mark T. Jamieson
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: July 27, 2006	By:	/s/ Art A. Garcia
Art A. Garcia
Senior Vice President and Controller (Principal Accounting Officer)