Form 10-Q
period 2006-09-30
RYDER SYSTEM INC
filed 2006-10-25
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
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

Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at September 30, 2006 was 60,728,059.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)

Revenue	$1,620,549	1,490,623	$4,712,566	4,196,054

Operating expense (exclusive of items shown separately)	700,129	657,215	2,064,143	1,902,545
Salaries and employee-related costs	354,221	314,639	1,035,712	928,569
Subcontracted transportation	220,367	183,468	637,856	425,110
Depreciation expense	187,992	188,051	549,622	556,291
Gains on vehicle sales, net	(11,045)	(12,290)	(38,834)	(38,141)
Equipment rental	25,399	25,236	76,327	77,292
Interest expense	36,395	31,341	102,853	89,146
Miscellaneous income, net	(408)	(2,105)	(6,211)	(7,377)
Restructuring and other charges (recoveries), net	86	(432)	(73)	(633)

	1,513,136	1,385,123	4,421,395	3,932,802

Earnings before income taxes	107,413	105,500	291,171	263,252
Provision for income taxes	42,136	42,159	108,033	95,124

Net earnings	$65,277	63,341	$183,138	168,128

Earnings per common share:
Basic	$1.07	0.99	$3.00	2.63

Diluted	$1.06	0.98	$2.97	2.60

Cash dividends per common share	$0.18	0.16	$0.54	0.48

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	(unaudited)
	September 30,	December 31,
	2006	2005
	(Dollars in thousands, except per share amounts)
Assets:
Current assets:
Cash and cash equivalents	$128,091	128,727
Receivables, net	919,198	820,825
Inventories	62,169	59,579
Prepaid expenses and other current assets	268,423	154,624

Total current assets	1,377,881	1,163,755

Revenue earning equipment, net of accumulated depreciation of $2,833,040 and $2,862,998, respectively	4,303,929	3,794,410
Operating property and equipment, net of accumulated depreciation of $777,043 and $748,604, respectively	497,478	486,802
Goodwill	158,247	155,785
Intangible assets	15,110	22,462
Direct financing leases and other assets	375,600	410,050

Total assets	$6,728,245	6,033,264

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$389,317	269,438
Accounts payable	590,615	414,336
Accrued expenses and other current liabilities	453,997	569,721

Total current liabilities	1,433,929	1,253,495

Long-term debt	2,242,878	1,915,928
Other non-current liabilities	504,280	487,268
Deferred income taxes	901,773	849,117

Total liabilities	5,082,860	4,505,808

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, September 30, 2006 or December 31, 2005	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, September 30, 2006 — 60,728,059; December 31, 2005 — 61,869,473	30,246	30,935
Additional paid-in capital	704,137	666,674
Retained earnings	1,082,411	1,038,364
Deferred compensation	—	(5,598)
Accumulated other comprehensive loss	(171,409)	(202,919)

Total shareholders’ equity	1,645,385	1,527,456

Total liabilities and shareholders’ equity	$6,728,245	6,033,264

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2006	2005
	(In thousands)

Cash flows from operating activities:
Net earnings	$183,138	168,128
Depreciation expense	549,622	556,291
Gains on vehicle sales, net	(38,834)	(38,141)
Amortization expense and other non-cash charges, net	11,778	3,843
Share-based compensation expense	10,096	2,230
Deferred income tax expense	69,141	7,318
Tax benefits from share-based compensation	4,643	3,513
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(95,301)	(76,913)
Inventories	(2,187)	(1,342)
Prepaid expenses and other assets	(48,334)	(10,395)
Accounts payable	79,603	35,296
Accrued expenses and other non-current liabilities	(111,761)	(178,985)

Net cash provided by operating activities	611,604	470,843

Cash flows from financing activities:
Net change in commercial paper borrowings	265,164	19,440
Debt proceeds	338,307	725,709
Debt repaid, including capital lease obligations	(168,524)	(306,403)
Dividends on common stock	(33,080)	(30,814)
Common stock issued	53,977	20,645
Common stock repurchased	(141,531)	(40,609)
Excess tax benefits from share-based compensation	7,798	—

Net cash provided by financing activities	322,111	387,968

Cash flows from investing activities:
Purchases of property and revenue earning equipment	(1,171,561)	(1,105,823)
Sales of revenue earning equipment	253,482	249,891
Sales of operating property and equipment	3,387	2,682
Acquisitions	(4,113)	(15,110)
Collections on direct finance leases	51,287	49,689
Changes in restricted cash	(71,789)	4,587
Other, net	2,164	—

Net cash used in investing activities	(937,143)	(814,084)

Effect of exchange rate changes on cash	2,792	(5,161)

(Decrease) increase in cash and cash equivalents	(636)	39,566
Cash and cash equivalents at January 1	128,727	100,971

Cash and cash equivalents at September 30	$128,091	140,537

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$75,634	61,719
Income taxes, net of refunds	126,744	283,486

Non-cash investing activities:
Changes in accounts payable related to purchases of revenue earning equipment	91,558	41,503
Revenue earning equipment acquired under capital leases	91	433

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

							Accumulated
	Preferred			Additional			Other
	Stock	Common Stock		Paid-In	Retained	Deferred	Comprehensive
	Amount	Shares	Par	Capital	Earnings	Compensation	Loss	Total
	(Dollars in thousands, except per share amount)

Balance at December 31, 2005	$—	61,869,473	$30,935	666,674	1,038,364	(5,598)	(202,919)	1,527,456

Components of comprehensive income:
Net earnings	—	—	—	—	183,138	—	—	183,138
Foreign currency translation adjustments	—	—	—	—	—	—	31,360	31,360
Unrealized gain related to derivative instruments	—	—	—	—	—	—	150	150

Total comprehensive income								214,648
Common stock dividends declared -
$0.54 per share	—	—	—	—	(33,080)	—	—	(33,080)
Common stock issued under employee stock option and stock purchase plans (1)	—	1,914,732	968	52,797	—	—	—	53,765
Benefit plan stock sales (2)	—	6,036	3	209	—	—	—	212
Common stock repurchases	—	(3,062,182)	(1,531)	(33,989)	(106,011)	—	—	(141,531)
Tax benefits from stock plan transactions	—	—	—	13,819	—	—	—	13,819
Share-based compensation	—	—	—	10,096	—	—	—	10,096
Adoption of SFAS No.123R	—	—	(129)	(5,469)	—	5,598	—	—

Balance at September 30, 2006	$—	60,728,059	$30,246	704,137	1,082,411	—	(171,409)	1,645,385

(1)	Net of common shares delivered as payment for the exercise price or to satisfy the option holders’ withholding tax liability upon exercise of options.
(2)	Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plan.
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(A) INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited Consolidated Condensed Financial Statements include the accounts of Ryder System, Inc. and all entities in which Ryder System, Inc. has a controlling voting interest (“subsidiaries”), and variable interest entities (VIEs) required to be consolidated in accordance with U.S. generally accepted accounting principles (GAAP), which have been prepared in accordance with the accounting policies described in the 2005 Annual Report on Form 10-K except for the accounting change noted below relating to share-based compensation, and should be read in conjunction with the Consolidated Financial Statements and notes thereto. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals except for the pension accounting charge noted below) considered necessary for a fair presentation have been included and the disclosures herein are adequate. The operating results for interim periods are unaudited and are not necessarily indicative of the results that can be expected for a full year. Certain prior year amounts have been reclassified to conform to the current period presentation.

(B) ACCOUNTING CHANGE

     At September 30, 2006, we had two types of share-based employee compensation plans, which are described more fully in Note (C), “Share-Based Compensation Plans.” Prior to January 1, 2006, share-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was equal to the market value of the common stock on the measurement date, in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” As a result, the recognition of share-based compensation expense was limited to the expense attributed to grants of nonvested stock (restricted stock). Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified-prospective transition method. Under this transition method, compensation expense was recognized beginning January 1, 2006 and includes (a) compensation expense for all share-based employee compensation arrangements granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based employee compensation arrangements granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

     As a result of adopting SFAS No. 123R on January 1, 2006, earnings before income taxes for the three and nine months ended September 30, 2006 were $2.8 million ($2.0 million after-tax) and $7.8 million ($5.6 million after-tax) lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Both basic and diluted earnings per common share for the three and nine months ended September 30, 2006 were $0.03 and $0.09 lower, respectively, than if we had continued to account for share-based compensation under APB No. 25.

     Prior to the adoption of SFAS No. 123R, we presented all tax benefits of tax deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Condensed Statements of Cash Flows. SFAS No. 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) to be classified as financing cash flows. As a result, we classified $7.8 million as cash flows from financing activities rather than cash flows from operating activities for the nine months ended September 30, 2006.

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

	Three months	Nine months
	ended	ended
	September 30, 2005	September 30, 2005
	(In thousands, except per share amounts)

Net earnings, as reported	$63,341	168,128

Add: Share-based compensation expense included in reported net earnings, net of tax	369	1,319

Deduct: Total share-based compensation expense determined under fair value method for all awards, net of tax	(2,121)	(7,282)

Pro forma net earnings	$61,589	162,165

Earnings per common share:
Basic:
As reported	$0.99	2.63

Pro forma	$0.96	2.54

Diluted:
As reported	$0.98	2.60

Pro forma	$0.95	2.50

(C) SHARE-BASED COMPENSATION PLANS

     At September 30, 2006, Ryder had various stock option and incentive plans and a stock purchase plan, which are described below. Share-based compensation expense is recorded in “Salaries and employee-related costs.” The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(In thousands)

Stock option and stock purchase plans	$2,784	—	$7,776	—
Nonvested stock (restricted stock)	924	639	2,320	2,230

Share-based compensation expense	3,708	639	10,096	2,230
Income tax benefit	(1,142)	(270)	(2,973)	(911)

Share-based compensation expense, net of tax	$2,566	369	$7,123	1,319

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

       The amount of pre-tax share-based compensation expense and related allocation across business segments was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands)

Fleet Management Solutions	$997	7	$3,055	351
Supply Chain Solutions	930	130	2,376	388
Dedicated Contract Carriage	83	18	243	46
Central Support Services	1,698	484	4,422	1,445

Total	$3,708	639	$10,096	2,230

       Cash received from stock issued under all share-based employee compensation arrangements for the nine months ended September 30, 2006 and 2005 was $53.8 million and $20.6 million, respectively. The actual tax benefit realized for the tax deductions from share-based employee compensation arrangements totaled $1.5 million and $0.9 million for the three months ended September 30, 2006 and 2005, respectively, and $12.4 million and $3.5 million for the nine months ended September 30, 2006 and 2005, respectively.

Stock Option Plans

       Ryder sponsors various stock option and incentive plans that are shareholder-approved and permit the grant of stock options and shares to our employees for up to 5 million shares of common stock. Option awards are granted to employees for purchase of common stock at prices equal to the market price of Ryder’s stock at the time of grant. Options granted under all plans generally vest one-third each year based on three years of service and have no more than 10-year contractual terms. Certain employee plans also provide for the issuance of nonvested stock (restricted stock) or stock units at no cost to the employee. Certain nonvested stock granted in 2006 was subject to a three-year market vesting condition in addition to the general service condition. The market condition provides that Ryder’s total shareholder return (TSR) as a percentage of the S&P 500 comparable period TSR is 100% or greater over a three-year period.

       A summary of option activity under our stock option plans as of September 30, 2006, and changes during the nine months ended September 30, 2006 is presented in the table below:

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)
	(Shares in thousands)

Options outstanding at January 1	4,535	$33.02
Granted	1,083	43.17
Exercised	(1,734)	28.97
Forfeited or expired	(155)	40.78

Options outstanding at September 30	3,729	$37.52	4.9	$54,143

Vested and expected to vest at September 30	3,587	$37.35	5.2	$52,684

Exercisable at September 30	1,575	$30.53	3.7	$33,865

       The weighted-average grant date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $10.81 and $9.89, respectively. The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the market price of Ryder’s stock on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options at quarter end. The amount changes based on the fair market value of Ryder’s stock. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $35.2 million and $9.4 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

       A summary of the status of Ryder’s nonvested stock as of September 30, 2006, and changes during the nine months ended September 30, 2006 is presented in the table below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
	(Shares in thousands)

Nonvested stock outstanding at January 1	297	$34.45
Granted	123	30.89
Vested	(107)	28.98
Forfeited	(24)	34.63

Nonvested stock outstanding at September 30	289	$34.94

Nonvested stock outstanding at September 30, subject to market vesting conditions	97	$26.17

       The total fair value of vested awards during the nine months ended September 30, 2006 and 2005 was $13.1 million and $14.0 million, respectively.

       A summary of unrecognized compensation expense and the period over which the expense is expected to be recognized at September 30, 2006 is presented below:

September 30,
2006
(Dollars in thousands)
Unrecognized share-based compensation expense:
Stock options	$11,921
Nonvested stock	7,339

Weighted-average period to recognize expense	3.6 years

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

       A summary of the status of Ryder’s stock purchase plan as of September 30, 2006, and changes during the nine months ended September 30, 2006 is presented in the table below:

Weighted-
		Average	Weighted-Average
		Exercise	Remaining	Aggregate Intrinsic
	Shares	Price	Contractual Term	Value
(Shares in thousands)

Outstanding at January 1	—	$—
Granted	136	38.56
Exercised	(136)	38.56
Forfeited or expired	—	—

Outstanding at September 30	—	$—	—	$—

Exercisable at September 30	—	$—	—	$—

       The weighted-average grant date fair value of stock purchase plan shares granted during the nine months ended September 30, 2006 and 2005 was $10.67 and $7.91, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Share-Based Compensation Fair Value Assumptions

       The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing valuation model that uses the weighted-average assumptions noted in the table below. The fair value of the stock option and nonvested stock awards, which are subject to graded vesting, is expensed on a straight-line basis over the vesting life of the awards. Stock option awards granted prior to January 1, 2006 are expensed based on their graded vesting schedule. Expected volatility is based on historical volatility of Ryder’s stock and implied volatility from traded options on Ryder’s stock. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award. We use historical data to estimate stock option exercises and forfeitures within the valuation model. The expected term of stock option awards granted is derived from historical exercise experience under the share-based employee compensation arrangements and represents the period of time that stock option awards granted are expected to be outstanding.

	Nine months ended September 30,
	2006	2005
Option plans:
Expected dividends	1.7%	1.4%
Expected volatility	27.1%	25.2%
Risk-free rate	4.6%	3.6%
Expected term	4.1 years	3.9 years

Purchase plan:	1.4%	1.5%
Expected dividends	29.1%	19.1%
Expected volatility	4.7%	2.7%
Risk-free rate	0.25 year	0.25 year
Expected term

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

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands)

Weighted-average shares outstanding — Basic	61,051	63,903	61,005	63,954

Effect of dilutive options and nonvested stock	644	623	712	818

Weighted-average shares outstanding — Diluted	61,695	64,526	61,717	64,772

Anti-dilutive options not included above	1,039	2,205	1,247	1,151

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(E) RESTRUCTURING AND OTHER CHARGES (RECOVERIES)

       The components of restructuring and other charges (recoveries), net were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands)

Restructuring charges (recoveries), net:
Severance and employee-related (recoveries)	$(32)	(245)	$(174)	(282)
Facility and related costs (recoveries)	118	(187)	101	(278)

Other (recoveries), net:
Contract termination and transition costs	—	—	—	(73)

Total	$86	(432)	$(73)	(633)

       As noted in Note (O), “Segment Reporting,” our primary measure of segment financial performance excludes, among other items, restructuring and other charges (recoveries); however, the applicable portion of the restructuring and other charges (recoveries) that related to each segment was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands)

Fleet Management Solutions	$94	(355)	$(1)	(523)
Supply Chain Solutions	(7)	(43)	(65)	(67)
Dedicated Contract Carriage	(1)	(6)	(5)	(15)
Central Support Services	—	(28)	(2)	(28)

Total	$86	(432)	$(73)	(633)

       Restructuring charges (recoveries), net in the nine months ended September 30, 2006 and 2005 related primarily to employee severance and benefits and facility charges recorded in prior restructuring charges that were reversed due to subsequent refinements in estimates. In the third quarter of 2006, these reversals were offset by refinements in sublease income estimates associated with prior facility charges.

       Activity related to restructuring reserves was as follows:

			Deductions
	December 31,				September 30,
	2005			Non-Cash	2006
	Balance	Additions	Cash Payments	Reductions(1)	Balance
	(In thousands)

Employee severance and benefits	$2,527	145	1,726	319	627
Facilities and related costs	700	118	281	17	520

Total	$3,227	263	2,007	336	1,147

(1)	Non-cash reductions represent adjustments to the restructuring reserve as actual costs were less than originally estimated.

       At September 30, 2006, outstanding restructuring obligations are generally required to be paid over the next twelve months.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(F) RESTRICTED CASH

       We have restricted cash consisting of the following: (1) cash from a vehicle securitization financing program in the form of a cash collection account which holds cash for payment of the related debt obligations and a cash reserve deposit which serves as collateral for borrowings under the arrangement, and (2) cash proceeds from the sale of eligible vehicles set aside for the acquisition of replacement vehicles under our like-kind exchange program, which is currently being implemented. See Note (I), “Income Taxes,” for a complete discussion of the like-kind exchange program. We classify restricted cash within “Prepaid expenses and other current assets” if the restriction is expected to expire in the next twelve months following the balance sheet date or within “Direct financing leases and other assets” if the restriction is expected to expire more than twelve months after the balance sheet date.

       The following table provides a detail of restricted cash and the classification of amounts as of September 30, 2006 and December 31, 2005:

	September 30, 2006			December 31, 2005
	Prepaid Expenses	Direct Financing		Prepaid Expenses	Direct Financing
	and Other Current	Leases and		and Other Current	Leases and
	Assets	Other Assets	Total	Assets	Other Assets	Total
	(In thousands)

Vehicle securitization financing program	$19,149	—	19,149	$7,781	14,592	22,373
Like-kind exchange program	75,013	—	75,013	—	—	—

Total	$94,162	—	94,162	$7,781	14,592	22,373

(G) REVENUE EARNING EQUIPMENT

	September 30, 2006			December 31, 2005
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value (1)	Cost	Depreciation	Value (1)
	(In thousands)

Full service lease	$5,496,430	(2,071,304)	3,425,126	$5,085,084	(2,113,494)	2,971,590
Commercial rental	1,640,539	(761,736)	878,803	1,572,324	(749,504)	822,820

Total	$7,136,969	(2,833,040)	4,303,929	$6,657,408	(2,862,998)	3,794,410

(1)	Revenue earning equipment, net includes vehicles acquired under capital leases of $13.9 million, less accumulated amortization of $9.5 million, at September 30, 2006, and $16.5 million, less accumulated amortization of $11.1 million, at December 31, 2005. Amortization expense attributed to vehicles acquired under capital leases is combined with depreciation expense.

       At September 30, 2006 and December 31, 2005, the net carrying value of revenue earning equipment held for sale was $82.0 million and $94.5 million, respectively.

       At the end of 2005, we completed our annual depreciation review of the residual values and useful lives of our revenue earning equipment. Based on the results of our analysis, we adjusted the residual values and useful lives of certain classes of our revenue earning equipment effective January 1, 2006. This change in estimate caused pre-tax earnings to increase for the three and nine months ended September 30, 2006 by approximately $3 million or $0.03 per diluted common share, and $10 million or $0.10 per diluted common share, respectively, compared to the same periods in 2005.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(H) ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30, 2006			December 31, 2005
	Accrued	Non-Current		Accrued	Non-Current
	Expenses	Liabilities	Total	Expenses	Liabilities	Total
	(In thousands)

Salaries and wages	$73,022	—	73,022	$79,386	—	79,386
Pension benefits	47,344	168,590	215,934	71,289	166,384	237,673
Deferred compensation	3,098	20,534	23,632	3,134	20,212	23,346
Other postretirement benefits	7,858	24,141	31,999	7,381	24,483	31,864
Employee benefits	1,359	—	1,359	3,746	—	3,746
Insurance obligations (1)	112,752	200,011	312,763	111,163	192,077	303,240
Residual value guarantees	1,159	1,356	2,515	3,622	1,678	5,300
Vehicle rent	8,315	3,167	11,482	1,917	3,606	5,523
Deferred vehicle gains	953	1,881	2,834	1,087	2,450	3,537
Environmental liabilities	4,181	12,514	16,695	3,536	12,970	16,506
Asset retirement obligations	3,585	10,003	13,588	3,075	10,181	13,256
Operating taxes	78,090	—	78,090	87,489	—	87,489
Income taxes	6,167	26,968	33,135	95,352	26,971	122,323
Restructuring	965	182	1,147	2,714	513	3,227
Interest	43,354	—	43,354	17,918	—	17,918
Cross-currency swap	—	16,793	16,793	—	9,739	9,739
Customer deposits	20,609	—	20,609	19,596	—	19,596
Other	41,186	18,140	59,326	57,316	16,004	73,320

Total	$453,997	504,280	958,277	$569,721	487,268	1,056,989

(1)	Insurance obligations are primarily comprised of self-insurance accruals.

(I) INCOME TAXES

Tax Law Changes

       On June 22, 2006, Canada enacted various tax measures in connection with the 2006 federal budget process. These measures contained various corporate tax changes, including the gradual reduction of the general corporate tax rate beginning in 2008, the elimination of the 4% surtax as of January 1, 2008, and the elimination of the Large Corporations Tax as of January 1, 2006. The impact of the above mentioned measures resulted in a favorable adjustment to deferred income taxes. This non-cash benefit increased reported net earnings in the nine months ended September 30, 2006 by $3.9 million, or $0.06 per diluted common share.

       On May 18, 2006, the State of Texas enacted substantial changes to its tax system, which included the replacement of the taxable capital and earned surplus components of its franchise tax with a new “Margin tax” beginning in 2007. The current Texas franchise tax structure remains in existence until the end of 2006. As a result of the enactment of the “Margin Tax,” existing deferred income taxes not expected to be used in the computation of taxes in years after 2006 must be adjusted. This non-cash benefit increased reported net earnings in the nine months ended September 30, 2006 by $2.9 million, or $0.05 per diluted common share.

       On June 30, 2005, the State of Ohio enacted tax legislation, which phases out the Ohio corporate franchise tax and phases in a new gross receipts tax called the Commercial Activity Tax (CAT) over a five-year period. While the corporate franchise tax was generally based on federal taxable income, the CAT is based on current year sales and rentals in Ohio. The elimination of Ohio’s corporate franchise tax over five years resulted in a favorable adjustment to deferred income taxes. This non-cash benefit increased reported net earnings in the nine months ended September 30, 2005 by $7.6 million, or $0.12 per diluted common share.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Federal Tax Audits

       We are subject to tax audits in numerous jurisdictions in the U.S. and around the world. Tax audits by their very nature are often complex and can require several years to complete. The Internal Revenue Service (IRS) has now closed audits of our U.S. federal income tax returns through fiscal year 2000. As disclosed in our 2005 Annual Report on Form 10-K, the IRS challenged our tax positions with respect to certain transactions for the 1998 to 2000 tax period. In connection with the resolution of our federal income tax audit for the 1998 to 2000 tax period, on February 22, 2005, we paid $176 million, including interest through the date of payment.

       In 2005, the IRS began auditing our federal income tax returns for 2001 through 2003. We believe that Ryder has not entered into any other transactions since 2000 that raise the same type of issues identified by the IRS in its most recently concluded audit.

Like-Kind Exchange Program

       We are currently implementing a like-kind exchange program for our vehicles. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form, whereby tax gains on disposal of eligible vehicles are deferred. To qualify for like-kind exchange treatment, we exchange, through a qualified intermediary, eligible vehicles being disposed of with vehicles being acquired allowing us to generally carry-over the tax basis of the vehicles sold (“like-kind exchanges”). The program is expected to result in a material deferral of federal and state income taxes. As part of the program, the proceeds from the sale of eligible vehicles are restricted for the acquisition of replacement vehicles and other specified applications. Due to the structure utilized to facilitate the like-kind exchanges, the qualified intermediary that holds the proceeds from the sales of eligible vehicles and the entity that holds the vehicles to be acquired under the program are required to be consolidated in the accompanying Consolidated Condensed Financial Statements for accounting purposes. At September 30, 2006, these consolidated entities had $75.0 million of proceeds from the sale of eligible vehicles and $73.8 million of vehicles to be acquired under the like-kind exchange program.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(J) DEBT

	September 30,	December 31,
	2006	2005
	(In thousands)
Short-term debt and current portion of long-term debt:
Capital lease obligations	$—	$137
Unsecured foreign obligations	28,824	26,083
Current portion of long-term debt, including capital leases	360,493	243,218

Total short-term debt and current portion of long-term debt	389,317	269,438

Long-term debt:
U.S. commercial paper (1)	605,661	322,711
Canadian commercial paper (1)	52,188	67,080
Unsecured U.S. notes (1):
Debentures	125,936	125,915
Medium-term notes	1,605,246	1,394,976
Unsecured U.S. obligations, principally bank term loans	57,050	56,200
Unsecured foreign obligations	132,050	118,271
Asset-backed securities (2)	23,244	71,551
Capital lease obligations	1,800	1,683

Total before fair market value adjustment	2,603,175	2,158,387
Fair market value adjustment on notes subject to hedging (3)	196	759

	2,603,371	2,159,146
Current portion of long-term debt, including capital leases	(360,493)	(243,218)

Long-term debt	2,242,878	1,915,928

Total debt	$2,632,195	$2,185,366

(1)	Ryder had unamortized original issue discounts of $15.6 million at September 30, 2006 and $15.7 million at December 31, 2005.
(2)	Asset-backed securities represent outstanding debt of consolidated VIEs. Asset-backed securities are collateralized by legally restricted cash reserve deposits and revenue earning equipment of consolidated VIEs totaling $53.9 million and $96.6 million at September 30, 2006 and December 31, 2005, respectively.
(3)	The notional amount of executed interest rate swaps designated as fair value hedges was $145.0 million at September 30, 2006 and $185.0 million at December 31, 2005.

       Ryder can borrow up to $870 million through a global revolving credit facility with a syndicate of twelve lenders. The credit facility matures in May 2010 and is used primarily to finance working capital and provide support for the issuance of commercial paper. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at September 30, 2006). At Ryder’s option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 11.0 basis points, which applies to the total facility of $870 million, and is based on Ryder’s current credit ratings. The credit facility contains no provisions restricting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, Ryder must maintain a ratio of debt to consolidated tangible net worth, as defined in the agreement, of less than or equal to 300%. The ratio at September 30, 2006 was 144%. At September 30, 2006, $204.6 million was available under the credit facility.

       In May 2006, we issued $250 million of unsecured medium-term notes, maturing in May 2011. The proceeds from the notes were used to reduce commercial paper borrowings. At September 30, 2006, Ryder had $550 million of securities available for issuance under an $800 million universal shelf registration statement filed with the Securities and Exchange Commission (SEC) during 2005.

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

       At September 30, 2006 and December 31, 2005, the maximum determinable exposure of guarantees and the corresponding liability, if any, recorded on the Consolidated Condensed Balance Sheets were as follows:

	September 30, 2006		December 31, 2005
	Maximum Exposure of	Carrying Amount of	Maximum Exposure of	Carrying Amount of
Guarantee	Guarantee	Liability	Guarantee	Liability
	(In thousands)

Vehicle residual value guarantees:
Sale and leaseback arrangements — end of term guarantees(1)	$—	—	$628	4
Finance lease program	3,779	1,216	3,838	1,730
Used vehicle financing	5,753	894	4,450	1,197
Standby letters of credit	7,327	—	7,299	—

Total	$16,859	2,110	$16,215	2,931

(1)	Amounts exclude contingent rentals associated with residual value guarantees on certain vehicles held under operating leases for which the guarantees are conditioned upon disposal of the leased vehicles prior to the end of their lease term. At September 30, 2006 and December 31, 2005, Ryder’s maximum exposure for such guarantees was approximately $128.8 million and $161.2 million, respectively, with $2.5 million and $5.3 million recorded as a liability at September 30, 2006 and December 31, 2005, respectively.

       At September 30, 2006, Ryder had letters of credit and surety bonds outstanding totaling $212.6 million and $53.0 million, respectively, which primarily guarantee the payment of insurance claims. Certain of these letters of credit and surety bonds guarantee insurance activities associated with insurance claim liabilities transferred in conjunction with the sale of our automotive transport business, reported as discontinued operations in previous years. The entity that assumed these liabilities filed for protection under Chapter 11 of the United States Bankruptcy Code on July 31, 2005. To date, the insurance claims, representing per-claim deductibles payable under third-party insurance policies, have been paid and continue to be paid by the company that assumed such liabilities. However, if all or a portion of the estimated outstanding assumed claims of approximately $7.3 million at September 30, 2006 are unable to be paid, the third-party insurers may have recourse against certain of the outstanding letters of credit provided by Ryder in order to satisfy the unpaid claim deductibles. In order to reduce our potential exposure to these claims, we have received an irrevocable letter of credit from the purchaser of the business referred to above totaling $7.5 million at September 30, 2006. Periodically, an independent actuarial valuation will be made in order to better estimate the amount of outstanding insurance claim liabilities.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(L) SHARE REPURCHASE PROGRAM

       In May 2006, our Board of Directors authorized a two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. Under the May 2006 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees upon the exercise of stock options or through the employee stock purchase plan since March 1, 2006. The May 2006 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases are made periodically in open-market transactions, and are subject to market conditions, legal requirements and other factors. Management was granted the authority to establish a trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934 as part of the May 2006 program. Since May 2006, we repurchased and retired approximately 1.5 million shares under the May 2006 program at an aggregate cost of $75.7 million.

       In October 2005, our Board of Directors authorized a $175 million share repurchase program over a period not to exceed two years. Share repurchases of common stock were made periodically in open-market transactions and were subject to market conditions, legal requirements and other factors. During the first quarter of 2006, we completed the October 2005 program. Management established a prearranged written plan under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the October 2005 program, which allowed for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. In 2006, we repurchased and retired approximately 1.6 million shares under the October 2005 program at an aggregate cost of $65.8 million. We repurchased and retired an aggregate of approximately 4.2 million shares under the October 2005 program.

       In July 2004, our Board of Directors authorized a two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. Under the July 2004 program, shares of common stock were purchased in an amount not to exceed the number of shares issued to employees upon the exercise of stock options or through the employee stock purchase plan since May 1, 2004. The July 2004 program limited aggregate share repurchases to no more than 3.5 million shares of Ryder common stock. During the fourth quarter of 2005, we replaced the July 2004 program with the October 2005 program noted previously. Management was granted the authority to establish a trading plan under Rule 10b5-1 as part of the July 2004 program. For the nine months ended September 30, 2005, we repurchased and retired a total of approximately 1.0 million shares under the program at an aggregate cost of $40.3 million.

(M) COMPREHENSIVE INCOME

       Comprehensive income presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following table provides a reconciliation of net earnings as reported in the Consolidated Condensed Statements of Earnings to comprehensive income.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands)

Net earnings	$65,277	63,341	$183,138	168,128
Other comprehensive income:
Foreign currency translation adjustments	6,532	8,942	31,360	(16,480)
Unrealized net gain on derivative instruments	30	43	150	83

Total comprehensive income	$71,839	72,326	$214,648	151,731

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(N) EMPLOYEE BENEFIT PLANS

       Components of net periodic benefit cost were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands)

Pension Benefits
Company-administered plans:
Service cost	$10,886	9,278	$32,128	28,016
Interest cost	20,546	19,131	61,183	57,846
Expected return on plan assets	(24,861)	(22,527)	(73,189)	(67,882)
Amortization of transition asset	(8)	(7)	(22)	(22)
Recognized net actuarial loss	9,106	7,495	26,819	22,551
Amortization of prior service costs	6,226	355	6,932	1,067

	21,895	13,725	53,851	41,576
Union-administered plans	1,212	1,290	3,610	3,493

Net periodic benefit cost	$23,107	15,015	$57,461	45,069

Company-administered plans:
U.S.	$16,792	9,882	$39,487	29,815
Non-U.S.	5,103	3,843	14,364	11,761

	21,895	13,725	53,851	41,576
Union-administered plans	1,212	1,290	3,610	3,493

	$23,107	15,015	$57,461	45,069

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands)

Postretirement Benefits
Company-administered plans:
Service cost	$320	253	$958	755
Interest cost	559	531	1,675	1,590
Recognized net actuarial loss	179	71	538	211
Amortization of prior service credit	(58)	(290)	(173)	(868)

Net periodic benefit cost	$1,000	565	$2,998	1,688

Company-administered plans:
U.S.	$868	467	$2,604	1,401
Non-U.S.	132	98	394	287

	$1,000	565	$2,998	1,688

Pension Accounting Charge

       In the third quarter of 2006, we recorded a pension accounting charge of $5.9 million ($3.5 million after-tax) which represented a one-time, non-cash charge to properly account for prior service costs related to retiree pension benefit improvements made in 1995 and 2000. We previously amortized these prior service costs over the remaining life expectancy of retired participants (approximately 15 years). The applicable accounting literature requires that prior service costs be amortized over the future service period of active employees at the date of the amendment who are expected to receive benefits under the plan (approximately 6-8 years for Ryder). The literature does provide an exception in which prior service costs can be amortized over the remaining life expectancy of retired participants if all or almost all of the plan participants are inactive. In the third quarter of 2006, we determined that we had not met the exception criteria, which allows for the use of the remaining life expectancy of retired participants as the amortization period. Because the amounts involved were not material to our financial statements in any individual prior period, and the cumulative amount is not material to 2006 results, we recorded the cumulative adjustment, which increased “Salaries and employee-related costs” and reduced “Intangible assets” by $5.9 million, in the third quarter of 2006.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Pension Contributions

       During the nine months ended September 30, 2006, we made $75.3 million of global contributions to our pension plans. We do not expect to make additional contributions to our pension plans during the remainder of 2006.

Subsequent Event

       The historical basis of accounting for our U.S. and Canadian pension plans included a substantive commitment to make future plan amendments in order to provide benefits (to active employees) attributable to prior service that are greater than the benefits defined by the written terms of the plans. In October 2006, our Retirement Committee resolved that there is no present commitment to grant benefit improvements now or in the near future. As a result, we are eliminating the substantive commitment benefit improvement assumption for the U.S. and Canadian plans. This action is considered a substantive amendment to the plans which will require an interim measurement of plan assets and pension obligations as of the date of the amendment. The revalued amounts will also be used to measure pension expense from the date of the amendment through year-end. In performing this interim measurement, we must update plan asset values, roll forward employee census data to reflect population changes and review the appropriateness of all actuarial assumptions including discount rate, expected long-term rate of return, expected increase in compensation levels, retirement rate and mortality. We are currently preparing the interim measurement; however, based on asset returns to date and current discount rates, we expect that prospective application of the interim measurement will reduce fourth quarter 2006 pension expense relative to expense recognized through September 30, 2006.

(O) SEGMENT REPORTING

       Ryder’s operating segments are aggregated into reportable business segments based primarily upon similar economic characteristics, products, services and delivery methods. Ryder operates in three reportable business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing, contract maintenance, contract-related maintenance and commercial rental of trucks, tractors and trailers to customers, principally in the U.S., Canada and the U.K.; (2) Supply Chain Solutions (SCS), which provides comprehensive supply chain consulting and lead logistics management solutions that support customers’ entire supply chains from inbound raw materials through distribution of finished goods throughout North America and in Latin America, Europe and Asia; and (3) Dedicated Contract Carriage (DCC), which provides vehicles and drivers as part of a dedicated transportation solution in the U.S.

       Ryder’s primary measurement of segment financial performance, defined as “Net Before Taxes” (NBT), includes an allocation of Central Support Services (CSS) and excludes restructuring and other (charges) recoveries, net and the 2006 pension accounting (charge) described in Note (N), “Employee Benefit Plans”. CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal and corporate communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, corporate communications, public affairs and certain executive compensation. CSS costs attributable to the business segments are predominantly allocated to FMS, SCS and DCC as follows:

Finance, corporate services, and health and safety — allocated based upon estimated and planned resource utilization;

Human resources — individual costs within this category are allocated in several ways, including allocation based on estimated utilization and number of personnel supported;

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Information technology — principally allocated based upon utilization-related metrics such as number of users or minutes of CPU time. Customer-related project costs and expenses are allocated to the business segment responsible for the project; and

Other — represents legal and other centralized costs and expenses including certain share-based and incentive compensation costs. Expenses, where allocated, are based primarily on the number of personnel supported.

       Our FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to our SCS and DCC segments. Inter-segment revenue and NBT are accounted for at rates similar to those executed with third parties. NBT related to inter-segment equipment and services billed to customers (equipment contribution) is included in both FMS and the business segment which served the customer and then eliminated (presented as “Eliminations”).

       The following tables set forth financial information for each of Ryder’s business segments and a reconciliation between segment NBT and earnings before income taxes for the three and nine months ended September 30, 2006 and 2005. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

	FMS	SCS	DCC	Eliminations	Total
	(In thousands)

For the three months ended September 30, 2006
Revenue from external customers	$960,326	513,764	146,459	—	1,620,549
Inter-segment revenue	99,692	—	—	(99,692)	—

Total revenue	$1,060,018	513,764	146,459	(99,692)	1,620,549

Segment NBT	$103,708	16,376	11,740	(8,602)	123,222

Unallocated CSS					(9,851)
Restructuring and other (charges) recoveries, net and pension accounting (charge)(1)					(5,958)

Earnings before income taxes					$107,413

Segment capital expenditures (2)	$378,619	12,204	254	—	391,077

Unallocated CSS					4,356

Capital expenditures					$395,433

September 30, 2005
Revenue from external customers	$918,227	433,392	139,004	—	1,490,623
Inter-segment revenue	92,600	—	—	(92,600)	—

Total revenue	$1,010,827	433,392	139,004	(92,600)	1,490,623

Segment NBT	$102,597	10,600	9,216	(8,252)	114,161

Unallocated CSS					(9,093)
Restructuring and other (charges) recoveries, net					432

Earnings before income taxes					$105,500

Segment capital expenditures (2), (3)	$316,725	3,040	194	—	319,959

Unallocated CSS					6,461

Capital expenditures					$326,420

(1)	Includes the pension accounting charge of $5.9 million recorded in the third quarter of 2006. See Note (N), “Employee Benefit Plans” for additional information.
(2)	Excludes revenue earning equipment acquired under capital leases.
(3)	Excludes FMS acquisition payments of $0.4 million during the three months ended September 30, 2005.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	SCS	DCC	Eliminations	Total
	(In thousands)

For the nine months ended September 30, 2006
Revenue from external customers	$2,798,572	1,485,368	428,626	—	4,712,566
Inter-segment revenue	292,081	—	—	(292,081)	—

Total revenue	$3,090,653	1,485,368	428,626	(292,081)	4,712,566

Segment NBT	$273,524	45,112	31,376	(24,645)	325,367

Unallocated CSS					(28,397)
Restructuring and other (charges) recoveries, net and pension accounting (charge) (1)					(5,799)

Earnings before income taxes					$291,171

Segment capital expenditures (2), (3)	$1,142,166	18,913	796	—	1,161,875

Unallocated CSS					9,686

Capital expenditures					$1,171,561

September 30, 2005
Revenue from external customers	$2,640,109	1,155,135	400,810	—	4,196,054
Inter-segment revenue	264,935	—	—	(264,935)	—

Total revenue	$2,905,044	1,155,135	400,810	(264,935)	4,196,054

Segment NBT	$262,362	25,440	24,758	(23,262)	289,298

Unallocated CSS					(26,679)
Restructuring and other (charges) recoveries, net					633

Earnings before income taxes					$263,252

Segment capital expenditures (2), (3)	$1,057,120	18,849	721	—	1,076,690

Unallocated CSS					29,133

Capital expenditures					$1,105,823

(1)	Includes the pension accounting charge of $5.9 million recorded in the third quarter of 2006. See Note (N), “Employee Benefit Plans” for additional information.
(2)	Excludes revenue earning equipment acquired under capital leases.
(3)	Excludes FMS acquisition payments of $4.1 million and $15.1 million, primarily comprised of long-lived assets, during the nine months ended September 30, 2006 and 2005, respectively.

       Our customer base includes enterprises operating in a variety of industries including automotive, electronics, high-tech, telecommunications, industrial, consumer goods, paper and paper products, office equipment, food and beverage, general retail industries, and governments. Our largest customer, General Motors Corporation, accounted for approximately 13% of consolidated revenue for the nine months ended September 30, 2006, and is comprised of multiple contracts within our SCS business segment in various geographic regions. The revenue generated from General Motors Corporation is primarily related to the pass-through of subcontracted transportation expense for which we realize minimal changes in profitability as a result of fluctuations in subcontracted transportation.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(P) RECENT ACCOUNTING PRONOUNCEMENTS

       In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit pension and other postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. We will adopt the provisions of SFAS No. 158 on December 31, 2006, prospectively. We expect the adoption of this standard will reduce shareholders’ equity by approximately $56 million, with no impact to our consolidated statements of earnings and cash flows. This estimate is based on the December 31, 2005 valuation measurement date for pension costs and includes the tax-related impact. We do not expect the adoption of this standard will cause us to violate any financial covenants in outstanding debt agreements.

       In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The transition adjustment, which is measured as the difference between the carrying amount and the fair value of those financial instruments at the date this Statement is initially applied, should be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which this Statement is initially applied. The provisions of SFAS No. 157 are effective for us beginning January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 157 on our consolidated financial statements.

       In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying value of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We are currently evaluating the impact of adopting SAB No. 108 but we do not expect that it will have a material effect on our consolidated financial statements.

       In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation requires that we recognize and measure in our consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained in an audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS —

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

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

       Our business is divided into three segments: our Fleet Management Solutions (FMS) business segment provides full service leasing, contract maintenance, contract-related maintenance and commercial rental of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; our Supply Chain Solutions (SCS) business segment provides comprehensive supply chain consulting and lead logistics management solutions that support customers’ entire supply chains from inbound raw materials through distribution of finished goods throughout North America and in Latin America, Europe and Asia; and our Dedicated Contract Carriage (DCC) business segment provides vehicles and drivers as part of a dedicated transportation solution in the U.S. We operate in extremely competitive markets. Our customers select us based on numerous factors including service quality, price, technology and service offerings. As an alternative to using our services, customers may choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors. Our customer base includes enterprises operating in a variety of industries including automotive, electronics, high-tech, telecommunications, industrial, consumer goods, paper and paper products, office equipment, food and beverage, general retail industries and governments.

ITEMS AFFECTING COMPARABILITY BETWEEN PERIODS

       Prior to January 1, 2006, share-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was equal to the market value of the common stock on the measurement date, in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” As a result, the recognition of share-based compensation expense was limited to the expense attributed to grants of nonvested stock (restricted stock). Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified-prospective transition method. Under this transition method, compensation was recognized beginning January 1, 2006 and includes (a) compensation expense for all share-based employee compensation arrangements granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based employee compensation arrangements granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

       The amount of pre-tax share-based compensation expense and related allocation across business segments was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands)

Fleet Management Solutions	$997	7	$3,055	351
Supply Chain Solutions	930	130	2,376	388
Dedicated Contract Carriage	83	18	243	46
Central Support Services	1,698	484	4,422	1,445

Total	$3,708	639	$10,096	2,230

       At September 30, 2006, unrecognized compensation expense from stock options and nonvested shares totaled $19.3 million which is expected to be recognized over the next 3.6 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

       The calculation of share-based employee compensation expense involves estimates that require management’s judgment. These estimates include the fair value of each of our stock option awards, which is estimated on the date of grant using a Black-Scholes-Merton option-pricing valuation model as discussed in Note (C), “Share-Based Compensation Plans,” in the Notes to Consolidated Condensed Financial Statements. The determination of the fair value of our stock option awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Prior to the adoption of SFAS No. 123R, expected volatility was determined based solely on historical volatility. As a result of the adoption of SFAS No. 123R, we estimate expected volatility based on both historical and implied volatility. In 2006, we added a market vesting condition in addition to the service condition, related to certain grants of nonvested stock pursuant to the terms of our share-based employee compensation plan. The market condition provided that shares of nonvested stock are subject to vest only if Ryder’s total shareholder return (TSR) as a percentage of the S&P 500 comparable period TSR is 100% or greater, over a three-year period. These grants have been valued using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation.

CONSOLIDATED RESULTS

	Three months ended September 30,		Nine months ended September 30,		Change 2006/2005
					Three	Nine
	2006	2005	2006	2005	Months	Months
	(In thousands, except per share amounts)

Earnings before income taxes	$107,413	105,500	$291,171	263,252	2%	11%
Provision for income taxes	42,136	42,159	108,033	95,124	—	14

Net earnings	$65,277	63,341	$183,138	168,128	3%	9%

Per diluted common share	$1.06	0.98	$2.97	2.60	8%	14%

Weighted-average shares outstanding — Diluted	61,695	64,526	61,717	64,772	(4)%	(5)%

       Earnings before income taxes increased $1.9 million to $107.4 million in the third quarter of 2006 and increased $27.9 million to $291.2 million in the first nine months of 2006, compared with the same periods in 2005. The improved results were driven by better operating performance and revenue growth in all business segments. See “Operating Results by Business Segment” for a further discussion of operating results. Earnings in the third quarter of 2006 were negatively impacted by a one-time, non-cash charge of $5.9 million recorded to properly account for prior service costs related to retiree pension benefit improvements made in 1995 and 2000.

       Net earnings increased $1.9 million to $65.3 million in the third quarter of 2006 and increased $15.0 million to $183.1 million for the nine months ended September 30, 2006, compared with the same periods in 2005. Net earnings in the third quarter and first nine months of 2006 were negatively impacted by a one-time, non-cash charge of $3.5 million, or $0.06 per diluted common share, recorded to properly account for prior service costs related to retiree pension benefit improvements made in 1995 and 2000. Net earnings for the first nine months of 2006 included an income tax benefit of $6.8 million, or $0.11 per diluted common share, associated with the reduction of deferred income taxes due to enacted changes in Texas and Canadian tax laws. Net earnings for the first nine months of 2005 included a state income tax benefit of $7.6 million, or $0.12 per diluted common share, associated with the reduction of deferred income taxes due to the expected phase-out of income taxes for the State of Ohio. Earnings per share growth exceeded the earnings growth over the prior periods because the average number of shares outstanding has decreased during the past year reflecting the impact of stock repurchase programs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

	Three months ended September 30,		Nine months ended September 30,		Change 2006/2005
					Three	Nine
	2006	2005	2006	2005	Months	Months
	(In thousands)
Revenue:
Fleet Management Solutions	$1,060,018	1,010,827	$3,090,653	2,905,044	5%	6%
Supply Chain Solutions	513,764	433,392	1,485,368	1,155,135	19	29
Dedicated Contract Carriage	146,459	139,004	428,626	400,810	5	7
Eliminations	(99,692)	(92,600)	(292,081)	(264,935)	(8)	(10)

Total	$1,620,549	1,490,623	$4,712,566	4,196,054	9%	12%

Operating revenue(1)	$1,139,583	1,068,509	$3,308,186	3,124,956	7%	6%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our businesses and as a measure of sales activity. FMS fuel services revenue net of related intersegment billings, which is directly impacted by fluctuations in market fuel prices, is excluded from the operating revenue computation as fuel is largely a pass-through to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. Subcontracted transportation revenue in our SCS and DCC business segments are excluded from the operating revenue computation as subcontracted transportation is largely a pass-through to our customers and we realize minimal changes in profitability as a result of fluctuations in subcontracted transportation.

       All business segments reported revenue growth in 2006 compared with the same periods in 2005. Revenue growth for FMS was driven by higher fuel services revenue, primarily as a result of higher average fuel prices, and full service lease growth. SCS revenue growth was primarily related to higher volumes and new and expanded business in all industry groups as well as increased volume of managed subcontracted transportation. DCC revenue growth was due to expanded and new business as well as pricing increases associated with higher fuel costs. Revenue comparisons were also impacted by favorable movements in foreign currency exchange rates related to our international operations. Total revenue in the third quarter and nine months ended September 30, 2006 included a favorable foreign exchange impact of 0.8% and 0.7%, respectively, due primarily to the strengthening of the Canadian dollar and the Brazilian real.

	Three months ended September 30,		Nine months ended September 30,		Change 2006/2005
					Three	Nine
	2006	2005	2006	2005	Months	Months
	(Dollars in thousands)
Operating expense (exclusive of items shown separately)	$700,129	657,215	$2,064,143	1,902,545	7%	8%
Percentage of revenue	43.2%	44.1%	43.8%	45.3%

       Operating expense increased in 2006 compared with the same periods in 2005 principally as a result of higher average fuel prices. Fuel costs are largely a pass-through to customers for which we realize minimal changes in profitability during periods of steady market fuel prices. The revenue growth from each business segment, excluding fuel, also contributed to the increase in operating expenses.

	Three months ended September 30,		Nine months ended September 30,		Change 2006/2005
					Three	Nine
	2006	2005	2006	2005	Months	Months
	(Dollars in thousands)

Salaries and employee-related costs	$354,221	314,639	$1,035,712	928,569	13%	12%
Percentage of revenue	21.9%	21.1%	22.0%	22.1%
Percentage of operating revenue	31.1%	29.4%	31.3%	29.7%

       Salaries and employee-related costs and salaries and employee-related costs as a percentage of operating revenue increased in 2006 compared with the same periods in 2005, primarily as a result of added headcount, increased outside labor costs in our SCS and DCC business segments from new and expanded business, and increased pension expense. Additionally, on January 1, 2006, we adopted SFAS No. 123R and recognized $2.8 million and $7.8 million of additional share-based compensation expense in the third quarter and first nine months of 2006, respectively. See Note (C), “Share-Based Compensation Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

       Pension expense increased $8.1 million and $12.4 million in the third quarter and the nine months ended September 30, 2006, respectively, compared with the same periods in 2005. In the third quarter of 2006, we recorded a pension accounting charge of $5.9 million ($3.5 million after-tax) which represented a one-time, non-cash charge to properly account for prior service costs related to retiree pension benefit improvements made in 1995 and 2000. We previously amortized these prior service costs over the remaining life expectancy of retired participants. In the third quarter of 2006, we determined that we had not amortized the prior service costs over the appropriate amortization period. Because the amounts involved were not material to our financial statements in any individual prior period, and the cumulative amount is not material to 2006 results, we recorded the cumulative adjustment, which increased “Salaries and employee-related costs” and reduced “Intangible assets” by $5.9 million, in the third quarter of 2006. Pension expense increases primarily impact our FMS business segment, which employs the majority of our employees that participate in the primary U.S. pension plan. However, the 2006 pension accounting charge discussed above has been excluded from our segment measure of financial performance. We expect pension expense to decrease in the fourth quarter of 2006 due to the remeasurement of pension assets and liabilities performed in connection with the elimination of a substantive commitment benefit improvement assumption. See Note (N), “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements, for additional information regarding the pension accounting charge and the subsequent event.

	Three months ended September 30,		Nine months ended September 30,		Change 2006/2005
					Three	Nine
	2006	2005	2006	2005	Months	Months
	(Dollars in thousands)

Subcontracted transportation	$220,367	183,468	$637,856	425,110	20%	50%
Percentage of revenue	13.6%	12.3%	13.5%	10.1%

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

	Three months ended September 30,		Nine months ended September 30,		Change 2006/2005
					Three	Nine
	2006	2005	2006	2005	Months	Months
	(In thousands)

Depreciation expense	$187,992	188,051	$549,622	556,291	—%	(1)%
Gains on vehicle sales, net	(11,045)	(12,290)	(38,834)	(38,141)	(10)	2
Equipment rental	25,399	25,236	76,327	77,292	1	(1)

       Depreciation expense relates primarily to FMS revenue earning equipment. Depreciation expense decreased in 2006 compared with the same periods in 2005, reflecting the impact of a lower average fleet count and the adjustments made to residual values and useful lives as part of the annual depreciation review, which were implemented January 1, 2006. These changes were slightly offset by the impact of a higher average vehicle investment on purchases over the past year.

       Gains on vehicle sales, net decreased in the third quarter of 2006 compared with the same period in 2005 due to a decline in the number of vehicles sold, which was slightly offset by improved average pricing on vehicles sold. Gains on vehicle sales, net increased in the nine months ended September 30, 2006 compared to the same period in 2005 due to improved average pricing on vehicles sold, which more than offset the decline in the number of vehicles sold.

       Equipment rental consists primarily of rent expense for FMS revenue earning equipment under lease. Equipment rental in the third quarter of 2006 was slightly up compared to the same period in 2005 and reflects the impact of higher rental costs associated with investments made in material handling equipment to support the growth in our SCS business, which more than offset the decline in vehicle-related rental expense during the period. The decrease in equipment rental for the nine months ended September 30, 2006 compared with the same period in 2005 was due to a reduction in the average number of leased vehicles.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

	Three months ended September 30,		Nine months ended September 30,		Change 2006/2005
					Three	Nine
	2006	2005	2006	2005	Months	Months
	(Dollars in thousands)

Interest expense	$36,395	31,341	$102,853	89,146	16%	15%
Effective interest rate	5.7%	5.6%	5.7%	5.6%

       Interest expense grew in 2006 compared with the same periods in 2005, primarily reflecting higher average debt levels, resulting from capital spending required to support our contractual full service lease business, working capital growth and stock repurchases and, to a lesser extent, higher effective interest rates.

	Three months ended September 30,		Nine months ended September 30,		Change 2006/2005
					Three	Nine
	2006	2005	2006	2005	Months	Months
	(In thousands)

Miscellaneous income, net	$(408)	(2,105)	$(6,211)	(7,377)	(81)%	(16)%

       Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income, (gains) losses from sales of properties, foreign currency transaction (gains) losses, and other non-operating items. Miscellaneous income, net decreased in the third quarter of 2006 as compared with the same period in 2005 due to foreign currency transaction losses and declining market performance of investments classified as trading securities. Miscellaneous income, net decreased in the nine months ended September 30, 2006 as compared with the same period in 2005, as a result of a $1.3 million charge in 2006 related to the settlement of litigation associated with a discontinued operation as well as the one-time recovery in the first quarter of 2005 of $2.6 million of project costs incurred in prior years. This decrease was partially offset by a one-time recovery in the first quarter of 2006 of $1.9 million for the recognition of common stock received from mutual insurance companies.

	Three months ended September 30,		Nine months ended September 30,		Change 2006/2005
					Three	Nine
	2006	2005	2006	2005	Months	Months
	(In thousands)

Restructuring and other charges (recoveries), net	$86	(432)	$(73)	(633)	NA	(88)%

       Restructuring and other charges (recoveries), net in 2006 and 2005, related primarily to employee severance and benefits and facility charges recorded in prior restructuring charges that were reversed due to subsequent refinements in estimates. In the third quarter of 2006, these reversals were offset by refinements in sublease income estimates associated with prior facility charges. See Note (E), “Restructuring and Other Charges (Recoveries),” in the Notes to Consolidated Condensed Financial Statements, for a complete discussion of restructuring activity.

	Three months ended September 30,		Nine months ended September 30,		Change 2006/2005
					Three	Nine
	2006	2005	2006	2005	Months	Months
	(Dollars in thousands)

Provision for income taxes	$42,136	42,159	$108,033	95,124	—%	14%
Effective tax rate	39.2%	40.0%	37.1%	36.1%

       For the third quarter of 2006 as compared with the same period in 2005, our effective income tax rate decreased due to fewer non-deductible items. For the nine months ended September 30, 2006 as compared with the same period in 2005, our effective income tax rate increased primarily due to projected higher non-deductible compensation expenses and increased earnings in higher tax rate jurisdictions. Comparisons for the nine months ended September 30, 2006 were also impacted by various tax measures passed into law in 2006 and 2005. During the second quarter of 2006, Canada and the State of Texas enacted various tax measures which resulted in favorable adjustments to deferred income taxes of $6.8 million. In June 2005, the State of Ohio enacted a tax measure phasing out its corporate franchise and phasing in a new gross receipts tax resulting in a favorable adjustment to deferred income taxes of $7.6 million. See Note (I), “Income Taxes,” in the Notes to Consolidated Condensed Financial Statements, for a complete discussion of these items.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended September 30,		Nine months ended September 30,		Change 2006/2005
					Three	Nine
	2006	2005	2006	2005	Months	Months
	(In thousands)
Revenue:
Fleet Management Solutions	$1,060,018	1,010,827	$3,090,653	2,905,044	5%	6%
Supply Chain Solutions	513,764	433,392	1,485,368	1,155,135	19	29
Dedicated Contract Carriage	146,459	139,004	428,626	400,810	5	7
Eliminations	(99,692)	(92,600)	(292,081)	(264,935)	(8)	(10)

Total	$1,620,549	1,490,623	$4,712,566	4,196,054	9%	12%

Operating Revenue:
Fleet Management Solutions	$750,153	728,600	$2,179,716	2,141,297	3%	2%
Supply Chain Solutions	299,145	254,345	862,790	741,647	18	16
Dedicated Contract Carriage	140,711	134,583	413,348	389,188	5	6
Eliminations	(50,426)	(49,019)	(147,668)	(147,176)	(3)	—

Total	$1,139,583	1,068,509	$3,308,186	3,124,956	7%	6%

NBT:
Fleet Management Solutions	$103,708	102,597	$273,524	262,362	1%	4%
Supply Chain Solutions	16,376	10,600	45,112	25,440	54	77
Dedicated Contract Carriage	11,740	9,216	31,376	24,758	27	27
Eliminations	(8,602)	(8,252)	(24,645)	(23,262)	(4)	(6)

	123,222	114,161	325,367	289,298	8	12
Unallocated Central Support Services	(9,851)	(9,093)	(28,397)	(26,679)	(8)	(6)
Restructuring and other (charges) recoveries, net and pension accounting (charge)(1)	(5,958)	432	(5,799)	633	NA	NA

Earnings before income taxes	$107,413	105,500	$291,171	263,252	2%	11%

(1)	Includes the pension accounting charge of $5.9 million recorded in the third quarter of 2006. See Note (N), “Employee Benefit Plans” in the Notes to Consolidated Condensed Financial Statements for additional information.

       We define the primary measurement of our segment financial performance as “Net Before Taxes” (NBT), which includes an allocation of Central Support Services (CSS) and excludes restructuring and other (charges) recoveries, net and the 2006 pension accounting (charge) described in Note (N) “Employee Benefit Plans” in the Notes to Consolidated Condensed Financial Statements. CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal and corporate communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

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

       Our FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to our SCS and DCC segments. Inter-segment revenue and NBT are accounted for at rates similar to those executed with third parties. NBT related to inter-segment equipment and services billed to customers (equipment contribution) are included in both FMS and the business segment which served the customer and then eliminated (presented as “Eliminations”).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

       The following table sets forth equipment contribution included in NBT for our SCS and DCC business segments:

	Three months ended September 30,		Nine months ended September 30,		Change 2006/2005
					Three	Nine
	2006	2005	2006	2005	Months	Months
	(In thousands)
Equipment contribution:
Supply Chain Solutions	$4,301	4,109	$12,374	11,365	5%	9%
Dedicated Contract Carriage	4,301	4,143	12,271	11,897	4	3

Total	$8,602	8,252	$24,645	23,262	4%	6%

Fleet Management Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2006/2005
					Three	Nine
	2006	2005	2006	2005	Months	Months
	(Dollars in thousands)

Full service lease	$464,320	447,419	$1,375,817	1,334,555	4%	3%
Contract maintenance	37,247	33,980	104,009	101,885	10	2
Contract-related maintenance	49,315	47,565	144,390	143,514	4	1
Commercial rental	181,544	183,445	502,313	511,022	(1)	(2)
Other	17,727	16,191	53,187	50,321	9	6

Operating revenue(1)	750,153	728,600	2,179,716	2,141,297	3	2
Fuel services revenue	309,865	282,227	910,937	763,747	10	19

Total revenue	$1,060,018	1,010,827	$3,090,653	2,905,044	5%	6%

Segment NBT	$103,708	102,597	$273,524	262,362	1%	4%

Segment NBT as a % of total revenue	9.8%	10.1%	8.9%	9.0%	(30)bps	(10)bps

Segment NBT as a % of operating revenue(1)	13.8%	14.1%	12.5%	12.3%	(30)bps	20 bps

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our FMS business segment and as a measure of sales activity. Fuel services revenue, which is directly impacted by fluctuations in market fuel prices, is excluded from our operating revenue computation as fuel is largely a pass-through to customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs.

       Total revenue grew during 2006 compared with the same periods in 2005 reflecting higher fuel services revenue as a result of higher average fuel prices. Operating revenue (revenue excluding fuel) increased in 2006 compared with the same periods in 2005 due to full service lease revenue growth primarily in North America.

       Full service lease revenue grew in the third quarter of 2006 compared with the same period in 2005 due to higher levels of sales activity in all geographic markets. Full service lease revenue grew in the first nine months of 2006 compared with the same period in 2005 due to higher levels of sales activity in North America. We expect full service lease revenue improvements to continue in the near term due to increased sales activity and improved business retention. Contract maintenance revenue increased in 2006 compared with the same periods in 2005 due primarily to recent new sales activity, and contract-related maintenance revenue increased in the same periods due to higher transactional volume beginning in the third quarter of 2006. We expect favorable contract maintenance revenue comparisons to continue in the near term due to a larger contract maintenance fleet. Commercial rental revenue decreased in the third quarter of 2006 compared with the same period in 2005 reflecting lower vehicle utilization. Commercial rental revenue decreased in the nine months ended September 30, 2006 compared with the same period in 2005 reflecting a smaller average fleet and lower vehicle utilization, which was partially offset by higher pricing. We expect unfavorable commercial rental revenue comparisons in the near term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

       The following table provides rental statistics for the U.S. fleet, which generates approximately 85% of total commercial rental revenue:

	Three months ended September 30,		Nine months ended September 30,		Change 2006/2005
					Three	Nine
	2006	2005	2006	2005	Months	Months
	(Dollars in thousands)

Non-lease customer rental revenue	$79,140	80,940	$212,016	219,731	(2)%	(4)%

Lease customer rental revenue(1)	$74,085	74,274	$211,545	212,291	—%	—%

Average commercial rental fleet size — in service(2)	33,900	33,900	32,900	34,200	—%	(4)%

Average commercial rental power fleet size — in service(2), (3)	25,400	24,400	24,200	24,400	4%	(1)%

Commercial rental utilization	73.2%	78.1%	71.9%	73.6%	(490)bps	(170)bps

(1)	Lease customer rental revenue is revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.
(2)	Number of units rounded to nearest hundred.
(3)	Fleet size excluding trailers.

       FMS NBT grew during 2006 compared with the same periods in 2005 primarily as a result of improved North American full service lease and contract maintenance performance and lower depreciation costs. The growth in NBT was partially offset by higher sales and marketing expenses, compensation-related expenses in North America and higher interest expense due primarily to planned higher debt levels to support investment in the contractual full service lease business, working capital growth and stock repurchases.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

       Our fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to nearest hundred):

				Change
	September 30,	December 31,	September 30,	Sept. 2006/	Sept. 2006/
End of period vehicle count	2006	2005	2005	Dec. 2005	Sept. 2005

By type:
Trucks	64,400	63,200	64,500	2%	—%
Tractors	54,500	52,700	53,200	3	2
Trailers	39,400	40,600	41,200	(3)	(4)
Other	5,500	5,800	5,900	(5)	(7)

Total	163,800	162,300	164,800	1%	(1)%

By ownership:
Owned	158,500	156,500	158,600	1%	—%
Leased	5,300	5,800	6,200	(9)	(15)

Total	163,800	162,300	164,800	1%	(1)%

By product line:
Full service lease	114,800	113,700	114,400	1%	—%
Commercial rental	39,000	38,400	39,600	2	(2)
Service vehicles and other	3,400	3,300	3,300	3	3

Active units	157,200	155,400	157,300	1	—
Held for sale(1)	6,600	6,900	7,500	(4)	(12)

Total	163,800	162,300	164,800	1%	(1)%

Customer vehicles under contract maintenance	28,900	26,400	26,400	9%	9%

Quarterly average vehicle count

By product line:
Full service lease	114,200	114,100	114,200	—%	—%
Commercial rental	39,600	39,000	40,300	2	(2)
Service vehicles and other	3,200	3,300	3,300	(3)	(3)

Active units	157,000	156,400	157,800	—	(1)
Held for sale(1)	6,100	7,200	7,500	(15)	(19)

Total	163,100	163,600	165,300	—%	(1)%

Customer vehicles under contract maintenance	28,300	26,400	26,800	7%	6%

Year-to-date average vehicle count

By product line:
Full service lease	113,700	114,300	114,400	(1)%	(1)%
Commercial rental	39,200	40,300	41,000	(3)	(4)
Service vehicles and other	3,300	3,300	3,300	—	—

Active units	156,200	157,900	158,700	(1)	(2)
Held for sale(1)	6,300	7,000	7,200	(10)	(13)

Total	162,500	164,900	165,900	(1)%	(2)%

Customer vehicles under contract maintenance	27,300	27,400	27,800	—%	(2)%

(1)	Vehicles held for sale represent all units available for sale including units held for sale reported in the following table for which no revenue has been earned in the previous 30 days (referred to as “NLE” units).

Note: Prior year vehicle counts have been restated to conform to current year presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

       The totals in the table above include the following non-revenue earning equipment (number of units rounded to nearest hundred):

				Change
	September 30,	December 31,	September 30,	Sept. 2006/	Sept. 2006/
	2006	2005	2005	Dec. 2005	Sept. 2005

Not yet earning revenue (NYE)	2,500	1,700	2,300	47%	9%
No longer earning revenue (NLE):
Units held for sale	4,300	4,700	5,900	(9)	(27)
Other NLE units	1,400	2,200	1,300	(36)	8

Total(1)	8,200	8,600	9,500	(5)%	(14)%

(1)	Non-revenue earning equipment for FMS operations outside the U.S. totaled approximately 1,400 vehicles at September 30, 2006, and 1,500 vehicles at December 31, 2005 and September 30, 2005, which are not included above.

       NYE units represent new vehicles on hand that are being prepared for deployment to lease customers or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. The number of NYE units increased consistent with the volume of lease sales activity. NLE units represent vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, held for sale, being prepared for sale or awaiting redeployment. In 2006, the average number of NLE units decreased due to lower levels of used vehicles held for sale and process improvement actions in field operations. We expect the number of NLE units to increase for the remainder of the year based on the expected growth in lease and rental replacement activity.

Supply Chain Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2006/2005
					Three	Nine
	2006	2005	2006	2005	Months	Months
	(Dollars in thousands)
U.S. operating revenue:
Automotive and industrial	$122,851	114,487	$367,936	332,855	7%	11%
High-tech and consumer industries	74,609	63,047	217,837	182,147	18	20
Transportation management	7,896	6,267	22,462	18,621	26	21

U.S. operating revenue	205,356	183,801	608,235	533,623	12	14
International operating revenue	93,789	70,544	254,555	208,024	33	22

Total operating revenue(1)	299,145	254,345	862,790	741,647	18	16
Subcontracted transportation	214,619	179,047	622,578	413,488	20	51

Total revenue	$513,764	433,392	$1,485,368	1,155,135	19%	29%

Segment NBT	$16,376	10,600	$45,112	25,440	54%	77%

Segment NBT as a % of total revenue	3.2%	2.4%	3.0%	2.2%	80 bps	80 bps

Segment NBT as a % of total operating revenue(1)	5.5%	4.2%	5.2%	3.4%	130 bps	180 bps

Memo: Fuel costs	$26,606	23,805	$79,291	66,481	12%	19%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our SCS business segment and as a measure of sales activity. Subcontracted transportation expense is deducted from total revenue to arrive at our operating revenue computation as subcontracted transportation expense is largely a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation.

       Total revenue grew in 2006 compared to the same periods in 2005 due to higher volumes and new and expanded business in all industry groups and increased volume of managed subcontracted transportation. Our largest customer, General Motors Corporation, accounted for approximately 40% and 18% of SCS total revenue and operating revenue, respectively, for the nine months ended September 30, 2006, and is comprised of multiple contracts in various geographic regions. For the nine months ended September 30, 2005, General Motors Corporation accounted for approximately 32% and 18% of SCS total revenue and operating revenue, respectively. In 2006, SCS total revenue and operating revenue included a favorable foreign currency exchange impact of 1.9% and 1.4%, respectively. We expect revenue improvements to continue over the near term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

       In transportation management arrangements where we act as principal, revenue is reported on a gross basis for subcontracted transportation services billed to our customers. As a result of entering into a management subcontracted transportation contract in 2005, under which we have determined we are acting as principal, the amount of managed subcontracted transportation expense and corresponding revenue has increased significantly. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Determining whether revenue should be reported as gross or net is based on an assessment of whether we are acting as the principal or the agent in the transaction and involves judgment based on the terms and conditions of the arrangement. From time to time, the terms and conditions of our transportation management arrangements may change, which could require a change in revenue recognition from a gross basis to a net basis or vice versa. Our measure of operating revenue would not be impacted by a change in revenue reporting.

       The significant improvement in SCS NBT in the third quarter of 2006 compared with the same period in 2005 reflects the impact of higher volumes, new and expanded business in all U.S. industry groups in 2006 and better margins in our Brazil operations. SCS NBT comparisons for the first nine months were also favorably impacted by a $2.5 million benefit, net of variable compensation, related to a contract termination in 2006.

Dedicated Contract Carriage

	Three months ended September 30,		Nine months ended September 30,		Change 2006/2005
					Three	Nine
	2006	2005	2006	2005	Months	Months
		(Dollars in thousands)

Operating revenue(1)	$140,711	134,583	$413,348	389,188	5%	6%
Subcontracted transportation	5,748	4,421	15,278	11,622	30	31

Total revenue	$146,459	139,004	$428,626	400,810	5%	7%

Segment NBT	$11,740	9,216	$31,376	24,758	27%	27%

Segment NBT as a % of total revenue	8.0%	6.6%	7.3%	6.2%	140 bps	110 bps

Segment NBT as a % of operating revenue(1)	8.3%	6.8%	7.6%	6.4%	150 bps	120 bps

Memo: Fuel costs	$27,818	24,930	$80,356	67,695	12%	19%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our DCC business segment and as a measure of sales activity. Subcontracted transportation expense is deducted from total revenue to arrive at our operating revenue computation as subcontracted transportation expense is largely a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation.

       Total revenue and operating revenue grew in 2006 compared with the same periods in 2005 as a result of expanded and new business as well as pricing increases associated with higher fuel costs. We do not expect similar favorable revenue comparisons in the near term based on the recent level of sales activity. The improvement in DCC NBT in 2006 compared with the same periods in 2005 reflects the impact of expanded and new business as well as lower safety costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Central Support Services

	Three months ended September 30,		Nine months ended September 30,		Change 2006/2005
					Three	Nine
	2006	2005	2006	2005	Months	Months
	(In thousands)

Human resources	$3,789	3,364	$10,613	10,440	13%	2%
Finance	13,902	13,780	42,572	42,773	1	—
Corporate services and public affairs	2,959	2,860	8,717	10,082	3	(14)
Information technology (IT)	12,848	14,288	40,178	48,622	(10)	(17)
Health and safety	1,917	2,330	5,998	6,283	(18)	(5)
Other	13,649	12,577	34,737	29,157	9	19

Total CSS	49,064	49,199	142,815	147,357	—	(3)
Allocation of CSS to business segments	(39,213)	(40,106)	(114,418)	(120,678)	(2)	(5)

Unallocated CSS	$9,851	9,093	$28,397	26,679	8%	6%

       Total CSS costs in the third quarter of 2006 were flat compared with the same period in 2005 as lower information technology costs were offset by higher share-based compensation from expensing stock options and incentive compensation. Spending for information technology was lower as a result of ongoing cost containment initiatives and increased utilization of technology resources from growth in our SCS operations. Total CSS costs for the nine months ended September 30, 2006 decreased when compared with the same period in 2005, due to lower information technology costs and the one-time recovery in 2006 of $1.9 million associated with the recognition of common stock received from mutual insurance companies in a prior year. These decreases were slightly offset by higher share-based and incentive compensation costs, and a charge of $1.3 million in the second quarter of 2006 to settle litigation associated with a discontinued operation. Unallocated CSS expenses for the third quarter and first nine months of 2006 were up compared with the same periods in 2005 largely due to share-based compensation.

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows

       The following is a summary of our cash flows from operating, financing and investing activities:

	Nine months ended September 30,
	2006	2005
	(In thousands)
Net cash provided by (used in):
Operating activities	$611,604	470,843
Financing activities	322,111	387,968
Investing activities	(937,143)	(814,084)
Effect of exchange rate changes on cash	2,792	(5,161)

Net change in cash and cash equivalents	$(636)	39,566

       A detail of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.

       Net cash provided by operating activities increased to $611.6 million in the nine months ended September 30, 2006 compared with $470.8 million in 2005, due primarily to lower income tax payments. In 2005, net cash provided by operating activities was impacted by U.S. federal income tax payments of $176.0 million made in connection with the resolution of our federal income tax audit for the 1998 to 2000 tax period. Net cash provided by financing activities in the first nine months of 2006 was $322.1 million compared with cash provided of $388.0 million in 2005. Net cash provided by financing activities in the first nine months of 2005 was impacted by higher debt borrowings used to fund federal income tax payments. The impact of lower debt borrowings on net cash provided by financing activities in the nine months ended September 30, 2006 as compared with 2005 was partially offset by higher share repurchases. Net cash used in investing activities increased to $937.1 million in the nine months ended September 30, 2006 compared with $814.1 million in 2005, due to an increase in restricted cash associated with the implementation of the vehicle like-kind exchange program in 2006 and higher capital spending.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

       We manage our business to maximize net cash provided by operating activities (operating cash flows) and proceeds from the sale of revenue earning equipment as the principal sources of liquidity. We refer to the sum of operating cash flows, proceeds from the sales of revenue earning equipment and operating property and equipment, collections on direct finance leases and other cash inflows as “total cash generated.” We refer to the net amount of cash generated from operating and investing activities (excluding changes in restricted cash) as “free cash flow.” Although total cash generated and free cash flow are non-GAAP financial measures, we consider them to be important measures of comparative operating performance. We believe total cash generated to be an important measure of total cash inflows generated from our ongoing business activities which include sales of revenue earning equipment, sales of operating property and equipment and collections on direct finance leases. We believe free cash flow provides investors with an important perspective on the cash available for debt service and for shareholders after making capital investments required to support ongoing business operations. Our calculation of free cash flow may be different from the calculation used by other companies and therefore comparability may be limited.

       The following table shows the sources of our free cash flow computation:

	Nine months ended September 30,
	2006	2005
	(In thousands)

Net cash provided by operating activities	$611,604	470,843
Sales of revenue earning equipment	253,482	249,891
Sales of operating property and equipment	3,387	2,682
Collections on direct finance leases	51,287	49,689
Other, net	2,164	—

Total cash generated	921,924	773,105

Purchases of property and revenue earning equipment	(1,171,561)	(1,105,823)
Acquisitions	(4,113)	(15,110)

Free cash flow	$(253,750)	(347,828)

       The improvement in free cash flow to negative $253.8 million for the nine months ended September 30, 2006 compared with negative $347.8 million the same period in 2005 was driven by lower income tax payments, offset partially by increased capital spending. We expect negative free cash flow to increase over the balance of the year due to anticipated higher capital spending.

       The following table provides a summary of capital expenditures:

	Nine months ended September 30,
	2006	2005
	(In thousands)
Revenue earning equipment:(1)
Full service lease	$1,019,923	843,352
Commercial rental	189,784	245,379

	1,209,707	1,088,731
Operating property and equipment	53,412	58,595

Total capital expenditures	1,263,119	1,147,326
Changes in accounts payable related to purchases of revenue earning equipment	(91,558)	(41,503)

Cash paid for purchases of property and revenue earning equipment	$1,171,561	1,105,823

(1)	Capital expenditures exclude acquisitions of revenue earning equipment under capital leases of $0.1 million and $0.4 million during the nine months ended September 30, 2006 and 2005, respectively.

       Capital expenditures were higher for the first nine months of 2006 compared with 2005 as increased lease vehicle spending for replacement and expansion of customer fleets was partially offset by lower planned spending for commercial rental vehicles. We are anticipating full-year 2006 capital expenditures to be approximately $1.8 billion, up from $1.4 billion in 2005. The capital expenditures forecast reflects an increase of $200 million from planned levels, due primarily to higher than expected new sales activity within the full service lease product line.

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

       The following table shows the movements in our debt balance:

	Nine months ended September 30,
	2006	2005
	(In thousands)

Debt balance at January 1	$2,185,366	1,783,216

Cash-related changes in debt:
Net change in commercial paper borrowings	265,164	19,440
Proceeds from issuance of medium-term notes	250,000	600,000
Proceeds from issuance of other debt instruments	88,307	125,709
Retirement of medium-term notes and debentures	(40,000)	(100,000)
Other debt repaid, including capital lease obligations	(128,524)	(206,403)

	434,947	438,746
Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	(563)	(3,608)
Addition of capital lease obligations	91	433
Changes in foreign currency exchange rates and other non-cash items	12,354	(475)

Total changes in debt	446,829	435,096

Debt balance at September 30	$2,632,195	2,218,312

       In accordance with our funding philosophy, we attempt to match the average remaining repricing life of our debt with the average remaining life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25 - 45% variable-rate debt. The variable-rate portion of our total obligations (including notional value of swap agreements) was 35% at September 30, 2006 compared with 32% at December 31, 2005.

       Ryder’s leverage ratios and a reconciliation of balance sheet debt to total obligations were as follows:

	September 30,	% to	December 31,	% to
	2006	Equity	2005	Equity
	(Dollars in thousands)

On-balance sheet debt	$2,632,195	160%	$2,185,366	143%

Off-balance sheet debt — PV of minimum lease payments and guaranteed residual values under operating leases for vehicles(1)	91,647		117,062

Total obligations	$2,723,842	166%	$2,302,428	151%

(1)	Present value (PV) does not reflect payments Ryder would be required to make if we terminated the related leases prior to the scheduled expiration dates.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

       The increase in our leverage ratios in 2006 was driven by increased capital spending required to support our contractual full service lease business, working capital growth and stock repurchases. Our long-term target percentage of total obligations to equity is 250% to 300% while maintaining a strong investment grade rating. We believe this leverage range is appropriate for our business due to the liquidity of our vehicle portfolio and because a substantial component of our assets is supported by long-term customer leases.

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

       Our debt ratings at September 30, 2006 were as follows:

	Short-term	Long-term	Outlook
Moody’s Investors Service Standard & Poor’s Ratings Services Fitch Ratings	P2 A2 F2	Baa1 BBB+ A-	Stable (June 2004) Stable (April 2005) Stable (July 2005)

       Ryder can borrow up to $870 million through a global revolving credit facility with a syndicate of twelve lenders. The credit facility matures in May 2010 and is used primarily to finance working capital and provide support for the issuance of commercial paper. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at September 30, 2006). At Ryder’s option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 11.0 basis points, which applies to the total facility of $870 million, and is based on Ryder’s current credit ratings. The credit facility contains no provisions restricting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, Ryder must maintain a ratio of debt to consolidated tangible net worth, as defined in the agreement, of less than or equal to 300%. The ratio at September 30, 2006 was 144%. At September 30, 2006, $204.6 million was available under the credit facility.

       In May 2006, we issued $250 million of unsecured medium-term notes, maturing in May 2011. The proceeds from the notes were used to reduce commercial paper borrowings. At September 30, 2006, we have $550 million of securities available for issuance under a universal shelf registration statement filed with the Securities and Exchange Commission (SEC) during 2005.

       Ryder Receivable Funding, II, L.L.C. (RRF LLC), a bankruptcy remote, consolidated subsidiary of Ryder System, Inc., has a Trade Receivables Purchase and Sale Agreement (the Trade Receivables Agreement) with various financial institutions. Under this program, Ryder sells certain of its domestic trade accounts receivable to RRF LLC who in turn may sell, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit and (or) committed purchasers. Under the terms of the program, RRF LLC and Ryder have provided representations, warranties, covenants and indemnities that are customary for accounts receivable facilities of this type. Ryder entered into this program to provide additional liquidity to fund its operations, particularly when the cost of such sales is cost effective compared with other funding programs, notably the issuance of unsecured commercial paper. This program is accounted for as a collateralized financing arrangement. The available proceeds that may be received by RRF LLC under the program are limited to $200 million. RRF LLC’s costs under this program may vary based on changes in Ryder’s unsecured debt ratings and changes in interest rates. If no event occurs which causes early termination, the 364-day program will expire on September 11, 2007. As of September 30, 2006 and December 31, 2005, no receivables were sold pursuant to the Trade Receivables Agreement. In October 2006, we sold $100 million of trade receivables under the Trade Receivables Agreement. The proceeds from the sale of the receivables will be utilized for general corporate purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

       At September 30, 2006, we had the following amounts available to fund operations under the aforementioned facilities:

(In millions)

Global revolving credit facility	$204.6
Shelf registration statement	550.0
Trade receivables facility	200.0

       We believe such facilities, along with other funding sources, will be sufficient to fund operations over the next twelve months.

Off-Balance Sheet Arrangements

       We periodically enter into sale-leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors (e.g., regional banks, pension plans and insurance companies) and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions that are not deemed to be variable interest entities. In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense. These leases contain limited guarantees by us of the residual values of the leased vehicles (residual value guarantees) that are conditioned upon disposal of the leased vehicles prior to the end of their lease term. The amount of future payments for residual value guarantees will depend on the market for used vehicles and the condition of the vehicles at time of disposal. See Note (K),“Guarantees,” in the Notes to Consolidated Condensed Financial Statements for additional information. We did not enter into any sale-leaseback transactions that qualified for off-balance sheet treatment during the nine months ended September 30, 2006 or 2005.

Pension Information

       The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. For 2006, we have made $75.3 million in pension contributions and we do not expect to make additional pension contributions for our plans during the remainder of 2006. Changes in interest rates and the market value of the securities held by the plans during 2006 could materially change, positively or negatively, the underfunded status of the plans and affect the level of pension expense and required contributions in 2007 and beyond. See Note (N), “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.

       In August 2006, the Pension Protection Act of 2006 was signed into law. The major provisions of the statute will take effect January 1, 2008. Among other things, the statute is designed to ensure timely and adequate funding of qualified pension plans by shortening the time period within which employers must fully fund pension benefits. We are currently evaluating the effect, if any, that the Pension Protection Act of 2006 will have on future pension funding requirements.

Share Repurchases and Cash Dividends

       In May 2006, our Board of Directors authorized a two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. Under the May 2006 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees upon the exercise of stock options or through the employee stock purchase plan since March 1, 2006. The May 2006 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases are made periodically in open-market transactions, and are subject to market conditions, legal requirements and other factors. Management was granted the authority to establish a trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934 as part of the May 2006 program. Since May 2006, we repurchased and retired approximately 1.5 million shares under the May 2006 program at an aggregate cost of $75.7 million.

       In October 2005, our Board of Directors authorized a $175 million share repurchase program over a period not to exceed two years. Share repurchases of common stock were made periodically in open-market transactions and were subject to market conditions, legal requirements and other factors. During the first quarter of 2006, we completed the October 2005 program. Management established a prearranged written plan under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the October 2005 program, which allowed for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. In 2006, we repurchased and retired approximately 1.6 million shares under the October 2005 program at an aggregate cost of $65.8 million. We repurchased and retired an aggregate of approximately 4.2 million shares under the October 2005 program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

       In July 2004, our Board of Directors authorized a two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. Under the July 2004 program, shares of common stock were purchased in an amount not to exceed the number of shares issued to employees upon the exercise of stock options or through the employee stock purchase plan since May 1, 2004. The July 2004 program limited aggregate share repurchases to no more than 3.5 million shares of Ryder common stock. During the fourth quarter of 2005, we replaced the July 2004 program with the October 2005 program noted previously. Management was granted the authority to establish a trading plan under Rule 10b5-1 as part of the July 2004 program. For the nine months ended September 30, 2005, we repurchased and retired a total of approximately 1.0 million shares under the program at an aggregate cost of $40.3 million.

       In February 2006, May 2006 and July 2006, our Board of Directors declared quarterly cash dividends of $0.18 per share of common stock. These dividends reflect a $0.02 increase from the quarterly cash dividends of $0.16 paid in 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

       In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit pension and other postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. We will adopt the provisions of SFAS No. 158 on December 31, 2006, prospectively. We expect the adoption of this standard will reduce shareholders’ equity by approximately $56 million, with no impact to our consolidated statements of earnings and cash flows. This estimate is based on the December 31, 2005 valuation measurement date for pension costs and includes the tax-related impact. We do not expect the adoption of this standard will cause us to violate any financial covenants in outstanding debt agreements.

       In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The transition adjustment, which is measured as the difference between the carrying amount and the fair value of those financial instruments at the date this Statement is initially applied, should be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which this Statement is initially applied. The provisions of SFAS No. 157 are effective beginning January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 157 on our consolidated financial statements.

       In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying value of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We are currently evaluating the impact of adopting SAB No. 108 but we do not expect that it will have a material effect on our consolidated financial statements.

       In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation requires that we recognize and measure in our consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained in an audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

NON-GAAP FINANCIAL MEASURES

       This Quarterly Report on Form 10-Q includes information extracted from consolidated condensed financial information but not required by GAAP to be presented in the financial statements. Certain of this information are considered “non-GAAP financial measures” as defined by SEC rules. Specifically, we refer to operating revenue, salaries and employee-related costs as a percentage of operating revenue, FMS operating revenue, FMS NBT as a % of operating revenue, SCS operating revenue, SCS NBT as a % of operating revenue, DCC operating revenue, DCC NBT as a % of operating revenue, total cash generated, free cash flow, total obligations and total obligations to equity. As required by SEC rules, we provide a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure and an explanation why management believes that presentation of the non-GAAP financial measure provides useful information to investors. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP.

FORWARD-LOOKING STATEMENTS

       Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:

•	our expectations as to growth opportunities and anticipated revenue fluctuations;
•	our belief that we have not entered into any other transactions since 2000 that raise the same type of issues identified by the IRS in their audit of the 1998 to 2000 tax period;
•	the anticipated deferral of tax gains on disposal of eligible revenue earning equipment pursuant to our vehicle like-kind exchange program;
•	impact of losses from conditional obligations arising from guarantees;
•	impact of accounting for pension plan amendments for the fourth quarter;
•	estimates of capital expenditures and negative cash flow for the remainder of the year;
•	our expectations regarding the effect of the adoption of recent accounting pronouncements;
•	the adequacy of our accounting estimates and accruals for pension expense, depreciation, residual value guarantees, self-insurance, share-based compensation, goodwill impairment, income taxes and revenue;
•	our ability to fund all of our operations over the next twelve months through internally generated funds and outside funding sources; and
•	the number of NLE vehicles in inventory over the near term.

       These statements, as well as other forward-looking statements contained in this Quarterly Report, are based on our current plans and expectations and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors could cause actual results and events to differ significantly from those expressed in any forward-looking statements. These risk factors include, but are not limited to, the following:

•	Market Conditions:

o	Changes in general economic conditions in the U.S. and worldwide leading to decreased demand for our services, lower profit margins and increased levels of bad debt

o	Changes in our customers’ operations, financial condition or business environment that may limit their need for, or ability to purchase, our services

o	Changes in market conditions affecting the commercial rental market or the sale of used vehicles

o	Less than anticipated growth rates in the markets in which we operate

o	Changes in current financial, tax or regulatory requirements that could negatively impact the leasing market

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
•	Competition:

o	Competition from other service providers, some of which have greater capital resources or lower capital costs

o	Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources

o	Competition from vehicle manufacturers in our foreign FMS business operations

o	Our inability to maintain current pricing levels due to customer acceptance or competition
•	Profitability:

o	Our inability to obtain adequate profit margins for our services

o	Lower than expected customer volumes or retention levels

o	Loss of key customers in our SCS business segment

o	Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis

o	The inability of our business segments to create operating efficiencies

o	Availability of heavy-duty and medium-duty vehicles

o	Sudden changes in fuel prices and fuel shortages

o	Our inability to successfully implement our asset management initiatives

o	An increase in the cost of, or shortages in the availability of, qualified drivers

o	Labor strikes and work stoppages

o	Our inability to manage our cost structure

o	Our inability to limit our exposure for customer claims
•	Financing Concerns:

o	Higher borrowing costs and possible decreases in available funding sources caused by an adverse change in our debt ratings

o	Unanticipated interest rate and currency exchange rate fluctuations

o	Negative funding status of our pension plans caused by lower than expected returns on invested assets and unanticipated changes in interest rates
•	Accounting Matters:

o	Impact of unusual items resulting from on-going evaluations of business strategies, asset valuations, acquisitions, divestitures and our organizational structure

o	Reductions in residual values or useful lives of revenue earning equipment

o	Increases in compensation levels, retirement rate and mortality resulting in higher pension expense; regulatory changes affecting pension estimates, accruals and expenses

o	Increases in healthcare costs resulting in higher insurance costs

o	Changes in accounting rules, assumptions and accruals
•	Other risks detailed from time to time in our SEC filings

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

       As of the end of the third quarter of 2006, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the third quarter of 2006, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls

       During the three months ended September 30, 2006, there were no changes in Ryder’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       The following table provides information with respect to purchases we made of our common stock during the three months ended September 30, 2006 and total repurchases:

			Total Number of
			Shares	Maximum
			Purchased as	Number of Shares
	Total Number		Part of Publicly	That May Yet Be
	of Shares	Average Price	Announced	Purchased Under
	Purchased(1), (2)	Paid per Share	Program	the Program(2)

July 1 through July 31, 2006	250,565	53.02	250,000	1,750,000
August 1 through August 31, 2006	1,155,634	49.73	1,154,286	595,714
September 1 through September 30, 2006	97,297	51.71	96,100	499,614

Total	1,503,496	50.40	1,500,386

(1)	During the three months ended September 30, 2006, we purchased an aggregate of 1,500,386 shares of our common stock as part of our share repurchase program and an aggregate of 3,110 shares of our common stock in employee-related transactions outside of the share repurchase program. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plan relating to investments by employees in our common stock, one of the investment options available under the plan.
(2)	In May 2006, our Board of Directors authorized a two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. Under the May 2006 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the various employee stock option and employee stock purchase plans since March 1, 2006. The May 2006 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases will be made periodically in open-market transactions, and are subject to market conditions, legal requirements and other factors. Management was granted the authority to establish a trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934 as part of the May 2006 program. Since May 2006, we have purchased in open-market transactions a total of 1,500,386 shares of common stock at September 30, 2006.

ITEM 6. EXHIBITS

31.1	Certification of Gregory T. Swienton pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Mark T. Jamieson pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32	Certification of Gregory T. Swienton and Mark T. Jamieson pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC.
(Registrant)

Date: October 25, 2006	By: /s/ Mark T. Jamieson

Mark T. Jamieson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: October 25, 2006	By: /s/ Art A. Garcia

Art A. Garcia
Senior Vice President and Controller
(Principal Accounting Officer)