Form 10-K
period 2006-12-31
RYDER SYSTEM INC
filed 2007-02-15
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑         No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐         No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold at June 30, 2006 was $3,641,159,219. The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at January 31, 2007 was 60,719,251.

Documents Incorporated by Reference into this Report	Part of Form 10-K into which Document is Incorporated

Ryder System, Inc. 2007 Proxy Statement	Part III
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Ryder System, Inc. Common Stock ($0.50 par value)	New York Stock Exchange

Ryder System, Inc. 9% Series G Bonds, due May 15, 2016	New York Stock Exchange

Ryder System, Inc. 9 7/8% Series K Bonds, due May 15, 2017	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:         None

RYDER SYSTEM, INC.
Form 10-K Annual Report

i

PART I
ITEM 1. BUSINESS
OVERVIEW
      Ryder System, Inc. (Ryder), a Florida corporation organized in 1955, is a global leader in transportation and supply chain management solutions. Our business is divided into three business segments: Fleet Management Solutions (FMS), which provides full service leasing, contract maintenance, contract-related maintenance and commercial rental of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; Supply Chain Solutions (SCS), which provides comprehensive supply chain solutions including distribution and transportation services throughout North America and in Latin America, Europe and Asia; and Dedicated Contract Carriage (DCC), which provides vehicles and drivers as part of a dedicated transportation solution in the U.S.
      Financial information relating to each of our business segments is included in the Notes to Consolidated Financial Statements as part of Item 8 of this report.
INDUSTRY AND OPERATIONS
     Fleet Management Solutions
      Over the last several years, many key trends have been reshaping the transportation industry, particularly the $59 billion U.S. private commercial fleet market and the $26 billion U.S. commercial fleet lease and rental market. Commercial vehicles have become more complicated requiring companies to spend a significant amount of time and money to keep up with new technology, diagnostics, retooling and training. Because of increased demand for convenience, speed and reliability, companies that own and manage their own fleet of vehicles have put greater emphasis on the quality of their preventive maintenance and safety programs. Finally, new regulatory requirements such as regulations covering diesel emissions and the number of off-duty rest hours a driver must take (hours of service regulations) have placed additional administrative burdens on private fleet owners.
      Through our FMS business, we provide our customers with flexible fleet solutions that are designed to improve their competitive position by allowing them to focus on their core business, lower their costs and redirect their capital to other parts of their business. Our FMS product offering is comprised primarily of contractual-based full service leasing and contract maintenance services. We also offer transactional fleet solutions including, commercial truck rental, maintenance services, and value-added fleet support services such as insurance, vehicle administration and fuel services. In addition, we provide our customers with access to a large selection of used trucks, tractors and trailers through our used vehicle sales program.
      For the year ended December 31, 2006, our global FMS business accounted for 59% of our consolidated revenue. Our FMS customers in the U.S. range from small businesses to large national enterprises. These customers operate in a wide variety of industries, the most significant of which include beverage, newspaper, grocery, lumber and wood products, home furnishings and metal. At December 31, 2006, we had a U.S. fleet of approximately 140,900 commercial trucks, tractors and trailers leased or rented through 693 locations in 49 states and Puerto Rico.
      Our domestic FMS business is divided into 3 regions: East, Central and West. Each region is divided into 8 to 16 business units (BU) and each BU contains approximately 10 to 30 branch offices. A branch office typically consists of a maintenance facility or “shop,” offices for sales and other personnel, and in many cases, a commercial rental counter. Our maintenance facilities typically include a service island for fueling, safety inspections and preliminary maintenance checks as well as a shop for preventive maintenance and repairs.
      Full Service Leasing. We target leasing customers that would benefit from outsourcing their fleet management function or upgrading their fleet without having to dedicate a significant amount of their own capital. Under a typical full service lease, we provide vehicle maintenance, supplies and related equipment necessary for operation of the vehicles while our customers furnish and supervise their own drivers and dispatch and exercise control over the vehicles. We will assess a customer’s situation and, after considering the size of the customer, residual risk, balance sheet treatment and other factors, will tailor a leasing program that best suits the customer’s needs. Once we have agreed on a leasing program, we acquire vehicles and components that are custom engineered to the customer’s requirements and lease the vehicles to the customer for periods generally ranging from three to seven years for trucks and tractors and up to ten years for trailers. Because we purchase a large number of vehicles from a limited number of manufacturers, we are able to leverage our buying power for the benefit of our customers. In addition, given our continued focus on improving the efficiency and effectiveness of our maintenance services, we can provide our customers with a cost effective alternative to maintaining their own fleet of vehicles. We also offer our leasing customers the additional fleet support services described below. At December 31, 2006, we leased approximately 104,500 vehicles under full service leases in the U.S. At December 31, 2006, we had approximately 11,000 full service lease customer accounts in the U.S.
      Contract Maintenance. Our contract maintenance customers typically include our full service lease customers as well as other customers that want to utilize our extensive network of maintenance facilities and trained technicians to maintain the vehicles they own or lease from third parties, usually a bank or other financial institution. The contract maintenance service offering is designed to reduce vehicle downtime through preventive and predictive maintenance based on vehicle type and driving habits, vehicle repair including parts and labor, 24-hour emergency roadside service and replacement vehicles for vehicles that are temporarily out of service. These vehicles are typically serviced at our own facilities. However, based on the size and complexity of a customer’s fleet, we may operate an on-site maintenance facility at the customer’s location. At December 31, 2006, we operated 196 on-site maintenance facilities in the U.S. and Puerto Rico. At December 31, 2006, we had approximately 1,200 contract maintenance customer accounts in the U.S., 500 of which are not full service lease customers.
      Commercial Rental. We target rental customers that have a need to supplement their private fleet of vehicles on a short-term basis (typically from less than one month up to one year in length) either because of seasonal increases in their business or discrete projects that require additional transportation resources. Our commercial rental fleet also provides additional vehicles to our full service lease customers to handle their peak or seasonal business needs. Our rental representatives assist in selecting a vehicle that satisfies the customer’s needs and supervise the rental process, which includes execution of a rental agreement and a vehicle inspection. In addition to vehicle rental, we extend to our rental customers liability insurance coverage under our existing policies and the benefits of our comprehensive fuel services program. At December 31, 2006, a fleet of approximately 33,900 vehicles, ranging from heavy-duty tractors and trailers to light-duty trucks, was available for commercial short-term rental in the U.S. The rental fleet’s average age was 4.3 years. The utilization rate of the U.S. rental fleet during fiscal year 2006 was approximately 72%.
      Contract-Related Maintenance. Our full service lease and contract maintenance customers periodically require additional maintenance services that are not included in their contracts. For example, additional maintenance services may arise when a customer’s driver damages the vehicle and these services are performed or managed by Ryder. Some customers also periodically require maintenance work on vehicles that are not covered by a lease or maintenance contract. Ryder may provide service on these vehicles and charge the customer on an hourly basis for work performed. This contract-related maintenance work is obtained by Ryder due to our contractual relationship with the customers; however, the service provided is in addition to that included in their contractual agreements.

      Fleet Support Services. We offer a variety of fleet support services in order to capitalize on our large base of lease customers. Currently, we offer the following fleet support services:

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
      Used Vehicles. We typically sell our used vehicles at one of our 57 sales centers throughout North America, at Ryder branch locations or through our website at www.Usedtrucks.Ryder.com. Before we offer any used vehicle for sale, our technicians assure that it is Road Ready, which means that the vehicle has passed a 43-point performance inspection based on specifications formulated through the Ryder contract maintenance program. Although we typically sell our used vehicles for prices in excess of book value, the extent to which we are able to realize a gain on the sale of used vehicles is dependent upon various factors including the general state of the used vehicle market, the age and condition of the vehicle at the time of its disposal and depreciation rates with respect to the vehicle.
      FMS Business Strategy. Our FMS business strategy revolves around the following interrelated goals and priorities:

•	improve customer retention levels;

•	successfully implement sales growth initiatives in our contractual product offerings;

•	optimize asset utilization and management;

•	deliver unparalleled maintenance to our customers while continuing to implement process designs and productivity improvements;

•	offer a wide range of support services that complement our leasing, rental and maintenance businesses, and

•	offer competitive pricing through cost management initiatives and maintain pricing discipline on new business.
     Supply Chain Solutions
      The global supply chain logistics market is estimated to be $295 billion. Several key trends are affecting the market for third-party logistics services. Outsourcing all or a portion of a customer’s supply chain is becoming a more attractive alternative for several reasons including (1) the lengthening of the global supply chain due to the location of manufacturing activities further away from the point of consumption, (2) the increasing complexity of customers’ supply chains, and (3) the need for new and innovative technology-based solutions. In addition, industry consolidation is increasing as providers look to expand their service offerings and create economies of scale in order to be competitive and satisfy customers’ global needs. To meet our customers’ demands in light of these trends, we provide an integrated suite of global supply chain solutions with sophisticated technologies and industry-leading engineering services, designed so that our customers can manage their supply chains with more efficiency.
      Through our SCS business, we offer a broad range of innovative lead logistics management services that are designed to optimize a customer’s global supply chain and address the needs and concerns reflected by the trends previously mentioned. The term “supply chain” refers to a strategically designed process that directs the movement of materials, funds and related information from the acquisition of raw materials to the delivery of finished products to the end-user. Our SCS product offerings are organized into three categories: professional services, distribution operations and transportation solutions. We also offer our SCS customers a variety of information technology solutions, referred to as e-fulfillment, which are an integral part of our other SCS services.
      For the year ended December 31, 2006, our SCS business accounted for 32% of our consolidated revenue. At December 31, 2006, we had 96 SCS customer accounts in the U.S., most of which are large enterprises that maintain large, complex supply chains. These customers operate in a variety of industries including automotive, electronics, high-tech, telecommunications, industrial, consumer goods, paper and paper products, office equipment, food and beverage, and general retail industries. Our largest customer, General Motors Corporation (GM), is comprised of multiple contracts in various geographic regions. In 2006, GM accounted for approximately 40% of SCS total revenue, 18% of SCS operating revenue (total revenue less subcontracted transportation) and 13% of consolidated revenue.
      Unlike our FMS operations, which are managed through a network of regional offices, BUs and branch offices, most of our core SCS business operations in the U.S. revolve around our customers’ supply chains and are geographically located to maximize efficiencies and reduce costs. These SCS facilities are typically leased. At December 31, 2006, leased SCS warehouse space totaled approximately 7 million square feet for the U.S. and Puerto Rico. Along with those core customer specific locations, we also concentrate certain logistics expertise in locations not associated with specific customer sites. For example, Ryder’s carrier procurement, contract management and freight bill audit and payment services groups operate out of our carrier management center in Ann Arbor, Michigan and our transportation optimization and execution groups operate out of our logistics centers in Farmington Hills, Michigan and Ft. Worth, Texas.
      We are awarded a significant portion of our SCS business through requests for proposals (RFP) processes. Many companies that maintain elaborate supply chain networks, including many of our existing customers, submit an RFP with respect to all or a portion of their supply chain. A team of SCS operations and logistics design specialists, as well as representatives from our finance, real estate and information technology departments, will formulate a bid that includes a proposed supply chain solution as well as pricing information. The bid may include one or more of the following SCS services.
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
      Transportation Solutions. Our SCS business offers services relating to all aspects of a customer’s transportation network. Our team of transportation specialists provides shipment planning and execution, which includes shipment consolidation, load scheduling and delivery confirmation through a series of technological and web-based solutions. Our transportation consultants, in conjunction with our Ryder Freight Brokerage department, focus on carrier procurement of all modes of transportation with an emphasis on truck-based transportation, rate negotiation and freight bill audit and payment services. In addition, our SCS business provides customers as well as our FMS and DCC businesses with capacity management services that are designed to create load-building opportunities and minimize excess capacity.
      SCS Business Strategy. Our SCS business strategy revolves around the following interrelated goals and priorities:

•	offer strategically-focused comprehensive supply chain solutions to our customers;

•	enhance distribution management as a core platform to grow integrated solutions;

•	further diversify our customer base;

•	leverage our transportation management capabilities including the expertise and resources of our FMS business;

•	achieve strong partnering relationships with our customers;

•	be a market innovator by continuously improving the effectiveness and efficiency of our solution delivery model; and

•	serve our customer’s global needs as lead manager, integrator and high-value operator.
     Dedicated Contract Carriage
      The U.S. dedicated contract carriage market is estimated to be $10 billion. This market is affected by many of the trends that impact our FMS business such as the increased cost associated with purchasing and maintaining a fleet of vehicles. The administrative burden relating to regulations issued by the Department of Transportation (DOT) regarding driver screening, training and testing, as well as record keeping and other costs associated with the hours of service requirements, make our DCC product an attractive alternative to private fleet management. In addition, market demand for just-in-time delivery creates a need for well-defined routing and scheduling plans that are based on comprehensive asset utilization analysis and fleet rationalization studies.
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
      Because it is highly customized, our DCC product is particularly attractive to companies that operate in industries that have time-sensitive deliveries or special handling requirements, such as newspapers and refrigerated products, as well as to companies whose distribution systems involve multiple stops within a closed loop highway route. Because DCC accounts typically operate in a limited geographic area, most of the drivers assigned to these accounts are shorthaul drivers meaning they return home at the end of each work day.
      For the year ended December 31, 2006, our DCC business accounted for 9% of our consolidated revenue. At December 31, 2006, we had 239 DCC customer accounts in the U.S. Although a significant portion of our DCC operations are located at customer facilities, our DCC business utilizes and benefits from our extensive network of FMS facilities.
      DCC Business Strategy. Our DCC business strategy revolves around the following interrelated goals and priorities:

•	align our DCC and SCS businesses to create revenue opportunities and improve operating efficiencies in both segments, particularly through increased backhaul utilization;

•	increase market share with customers that operate closed loop distribution systems that require a more comprehensive transportation solution;

•	leverage the expertise and resources of our FMS and SCS businesses; and

•	expand our DCC support services to create customized transportation solutions for new customers and enhance the solutions we have created for existing customers.
     International
      In addition to our operations in the U.S., we have FMS operations in Canada and the U.K. and SCS operations in Canada, Latin America, Europe and Asia. We have made it a goal to expand our international operations by leveraging our domestic product offerings and customer base.
      Canada. We have been operating in Canada for over 50 years. Our FMS operations in Canada include full service leasing, contract maintenance, contract-related maintenance and commercial rental. We also offer fleet support services such as insurance, fuel services and administrative services. At December 31, 2006, we had a fleet of approximately 11,900 commercial trucks, tractors and trailers leased or rented from 41 locations, including 1 on-site maintenance facility, throughout 6 Canadian provinces. At December 31, 2006, we leased vehicles to over 1,200 full service lease customer accounts in Canada and performed contract maintenance on approximately 130 customer accounts.

      Our Canadian SCS operations also include a full range of services including lead logistics management services and distribution and transportation solutions. Given the proximity of this market to our U.S. operations, the Canadian operations are highly coordinated with their U.S. counterparts, managing cross-border transportation and freight movements. At December 31, 2006, we had 50 SCS customer accounts and leased SCS warehouse space totaling approximately 670,000 square feet in Canada.
      Europe. We began operating in the U.K. in 1971 and since then have expanded into Ireland and Germany by leveraging our operations in the U.S. and the U.K. Our FMS operations in Europe include full service leasing, contract maintenance, contract-related maintenance and commercial rental. We also offer fleet support services such as insurance, fuel services, administrative services, driver capability and on-board technology.
      At December 31, 2006, we had a fleet of approximately 12,000 commercial trucks, tractors and trailers leased or rented through 40 locations throughout the U.K. and Germany. We also manage a network of over 280 independent maintenance facilities in the U.K. to serve our customers where it is more effective than providing the service in a Ryder managed location. In addition to our typical FMS operations, we also supply and manage vehicles, equipment and personnel for military organizations in the U.K. and Germany. At December 31, 2006, we leased vehicles to over 1,100 full service lease customer accounts in the U.K. and Germany.
      Our European SCS operations include a complete range of service offerings including lead logistics management services, distribution and transportation solutions, and logistics consulting and design services. In addition, we operate a comprehensive shipment, planning and execution system through our European transportation management services center located in Düsseldorf, Germany. At December 31, 2006, we had 28 SCS customer accounts and leased SCS warehouse space totaling approximately 200,000 square feet in Europe.
      Latin America. We began operating in Mexico, Brazil and Argentina in the mid-1990s and in Chile in 2004. In all of these markets we offer a full range of SCS services, including managing distribution operations and cross-docking terminals, and designing and managing customer specific solutions. In our Argentina and Brazil operations, we also offer international transportation services for freight moving between these markets, including transportation, backhaul and customs procedure management. Our Mexican operations also manage more than 3,000 border crossings each week between Mexico and the U.S., often highly integrated with our domestic distribution and transportation operations. At December 31, 2006, we had 154 SCS customer accounts and leased SCS warehouse space totaling approximately 3 million square feet in Latin America.
      Asia. We began operating in Asia in 2000 through our acquisition of Ascent Logistics. Although our Asian operations are headquartered in Singapore, we also provide services in China via our Shanghai office and coordinate logistics activities in countries such as Malaysia. As part of our strategy to expand with our customers into major markets, we will continue to refine our strategy in China and focus our efforts on growing our operations in that region. We offer a wide range of SCS services to customers in the region, including management of distribution operations, domestic transportation management, coordination, scheduling and management of international freight movement, postponement, bundling and other customization activities, and freight procurement. At December 31, 2006, we had 48 SCS customer accounts and leased SCS warehouse space totaling approximately 368,000 square feet in Asia.
     Administration
      We have consolidated most of our financial administrative functions for the U.S. and Canada, including credit, billing and collections, into our Shared Services Center operations, a centralized processing center located in Alpharetta, Georgia. This centralization results in more efficient and consistent centralized processing of selected administrative operations. Certain administrative functions are also performed at the Shared Services Center for our customers. The Shared Services Center’s main objectives are to reduce ongoing annual administrative costs, enhance customer service through process standardization, create an organizational structure that will improve market flexibility and allow future reengineering efforts to be more easily attained at lower implementation costs. In 2006, we retained third parties to provide primarily administrative finance and support services outside of the U.S. in order to reduce ongoing operating expenses and maximize our technology resources.
     Regulation
      Our business is subject to regulation by various federal, state and foreign governmental entities. The DOT and various state agencies exercise broad powers over certain aspects of our business, generally governing such activities as authorization to engage in motor carrier operations, safety and financial reporting. We are also subject to a variety of requirements of national, state, provincial and local governments, including the U.S. Environmental Protection Agency and the Occupational Safety and Health Administration, that regulate safety, the management of hazardous materials, water discharges and air emissions, solid waste disposal and the release and cleanup of regulated substances. We may also be subject to licensing and other requirements imposed by the U.S. Department of Homeland Security and U.S. Customs Service as a result of increased focus on homeland security and our Customs-Trade Partnership Against Terrorism certification. We may also become subject to new or more restrictive regulations imposed by these agencies, or other authorities relating to engine exhaust emissions, drivers’ hours of service, security and ergonomics.
      The U.S. Environmental Protection Agency has issued regulations that require progressive reductions in exhaust emissions from diesel engines from 2007 through 2010. Some of these regulations require subsequent reductions in the sulfur content of diesel fuel which began in June 2006 and the introduction of emissions after-treatment devices on newly manufactured engines and vehicles beginning with the model year 2007.
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
      Our Safety department focuses on (i) recruiting and maintaining qualified drivers; (ii) improving driver and management safety training; (iii) implementing periodic reviews of driver records; (iv) creating incentives for drivers with good safety records; and (v) raising awareness of safety-related issues on a company-wide basis. Our Safety, Health and Security Policy require that all managers, supervisors, and employees ensure that safety, health and security processes are incorporated into all aspects of our business.
      In addition, our Safety department develops driver safety and training programs such as hours of service, driving ethics, security and hazardous material transport in order to promote safety, positive customer relations, service standards and productivity. All of our drivers in the U.S. must meet or exceed

DOT qualifications. Our DOT department updates driver qualification files at least annually to maintain compliance with DOT regulations.
     Risk Management
      The nature of our business exposes us to risk of liability for damages arising primarily out of property damage, customer-managed inventory shrinkage, vehicle liability, and workers’ compensation. We currently self-insure for a portion of our claims exposure resulting from these risks. We also maintain insurance with third-party insurance carriers above the amounts for which we self-insure. We are responsible for a deductible for auto liability, physical damage, cargo and workers’ compensation claims. The independent insurance carriers provide coverage for claims in excess of deductible amounts. Management believes that our insurance coverage is adequate.
     Competition
      As an alternative to using our services, customers may choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors.
      Our FMS and DCC business segments compete with companies providing similar services on a national, regional and local level. Regional and local competitors may sometimes provide services on a national level through their participation in various cooperative programs. Competitive factors include price, equipment, maintenance, service and geographic coverage and, with respect to DCC, driver and operations expertise. We compete with finance lessors and to an extent, particularly in the U.K., with a number of truck and trailer manufacturers who provide truck and trailer leasing, extended warranty maintenance, rental and other transportation services. Value-added differentiation of the full service leasing, contract maintenance, contract-related maintenance and commercial rental service and DCC offerings has been, and will continue to be, our emphasis.
      In the SCS business segment, we compete with companies providing similar services on an international, national, regional and local level. Additionally, this business is subject to potential competition in most of the regions it serves from air cargo, shipping, railroads, motor carriers and other companies that are expanding logistics services such as freight forwarders, contract manufacturers and integrators. Competitive factors include price, service, equipment, maintenance, geographic coverage, market knowledge, expertise in logistics-related technology, and overall performance (e.g., timeliness, accuracy and flexibility). Value-added differentiation of these service offerings across the global supply chain continues to be our overriding strategy.
     Employees
      At December 31, 2006, we had approximately 28,600 full-time employees worldwide, of which 23,500 were employed in North America, 3,000 in Latin America, 1,600 in Europe and 500 in Asia. We have approximately 16,200 hourly employees in the U.S., approximately 3,600 of which are organized by labor unions. These employees are principally represented by the International Brotherhood of Teamsters, the International Association of Machinists and Aerospace Workers, and the United Auto Workers, and their wages and benefits are governed by 93 labor agreements that are renegotiated periodically. None of the businesses in which we currently engage have experienced a material work stoppage, slowdown or strike and we consider that our relationship with our employees is good.

EXECUTIVE OFFICERS OF THE REGISTRANT
      All of the executive officers of Ryder were elected or re-elected to their present offices either at or subsequent to the meeting of the Board of Directors held on May 5, 2006 in conjunction with Ryder’s 2006 Annual Meeting. They all hold such offices, at the discretion of the Board of Directors, until their removal, replacement or retirement.

Name	Age	Position

Gregory T. Swienton	57	Chairman of the Board and Chief Executive Officer
Mark T. Jamieson	53	Executive Vice President and Chief Financial Officer
Robert D. Fatovic	41	Executive Vice President, General Counsel and Corporate Secretary
Art A. Garcia	45	Senior Vice President and Controller
Gregory F. Greene	47	Senior Vice President and Chief Human Resources Officer
Bobby J. Griffin	58	President, Ryder International Operations
Vicki A. O’Meara	49	President, U.S. Supply Chain Solutions
Thomas S. Renehan	44	Executive Vice President, Sales and Marketing, U.S. Fleet Management Solutions
Robert E. Sanchez	41	Executive Vice President of Operations, U.S. Fleet Management Solutions
Anthony G. Tegnelia	61	President, U.S. Fleet Management Solutions
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
      Mark T. Jamieson has been Executive Vice President and Chief Financial Officer since March 2006. From April 2005 to February 2006, Mr. Jamieson was Executive Vice President and Chief Financial Officer of Sammons Enterprises, Inc. Prior to Sammons, Mr. Jamieson spent 29 years in General Electric Company’s (GE) finance organization holding various positions including serving as the Chief Financial Officer of GE Industrial Systems from 1998 to 2004. Mr. Jamieson briefly served as Chief Executive Officer of Electric Insurance Company, a stand-alone unit of GE before joining Sammons in 2005.
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
      Gregory F. Greene has served as Executive Vice President since December 2006 and as Chief Human Resources Officer since February 2006. Previously, Mr. Greene served as Senior Vice President, Strategic Planning and Development, from April 2003 to February 2006, and served as Senior Vice President,

Global Talent Management, from March 2002 to April 2003. Mr. Greene joined Ryder in August 1993 as Manager of Executive and International Compensation and has since held various positions. Prior to joining Ryder, Mr. Greene served as Director of Human Resources for Sunglass Hut, Inc.
      Bobby J. Griffin has been President, Ryder International Operations since July 2005. Previously, Mr. Griffin served as Executive Vice President, International Operations from November 2002 to July 2005, and as Executive Vice President, Global Supply Chain Operations from March 2001 to October 2002. Prior to this appointment, Mr. Griffin was Senior Vice President, Field Management West from January 2000 to March 2001. Mr. Griffin was Vice President, Operations of Ryder Transportation Services from 1997 to December 1999. Mr. Griffin also served Ryder as Vice President and General Manager of ATE Management and Service Company, Inc. and of Managed Logistics Systems, Inc. which were operating units of the former Ryder Public Transportation Services. He held those positions from 1993 to 1997. Mr. Griffin was Executive Vice President, Western Operations of Ryder/ ATE from 1987 to 1993. He joined Ryder as Executive Vice President, Consulting of ATE in 1986 after Ryder acquired ATE Management and Service Company. Mr. Griffin will be retiring from Ryder in the first quarter of 2007.
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
      We make available free of charge through the Investor Relations page on our website at www.ryder.com our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on

Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.
      In addition, our Corporate Governance Guidelines, Principles of Business Conduct (including our Finance Code of Conduct), and Board committee charters are posted on the Corporate Governance page of our website at www.ryder.com.
ITEM 1A. RISK FACTORS
      In addition to the factors discussed elsewhere in this report, the following are some of the important factors that could affect our business.
Our operating and financial results may fluctuate due to a number of factors, many of which are beyond our control.
      Our annual and quarterly operating and financial results are affected by a number of economic, regulatory and competitive factors, including:

•	changes in current financial, tax or regulatory requirements that could negatively impact the leasing market;

•	changes in market conditions affecting the commercial rental market or the sale of used vehicles;

•	our inability to obtain expected customer retention levels or sales growth targets;

•	unanticipated interest rate and currency exchange rate fluctuations;

•	labor strikes or work stoppages affecting us or our customers;

•	sudden changes in fuel prices and fuel shortages;

•	competition from vehicle manufacturers in our U.K. business operations; and

•	changes in accounting rules, estimates, assumptions and accruals.
Our failure to successfully implement growth initiatives in our FMS business segment may negatively impact our ability to increase our leasing revenues.
      We have undertaken certain initiatives in our FMS operations with the intention of increasing organic revenue growth in our contractual business, better servicing our customers’ business needs, improving asset utilization and realizing cost savings in the future. The initiatives include changing the structure of our operational and sales teams, realigning our business processes and reorganizing our management. There is no assurance that these initiatives will be successful or that we will not have to undertake additional initiatives in order to achieve our growth targets.
We bear the residual risk on the value of our vehicles.
      We generally bear the residual risk on the value of our vehicles. Therefore, if the market for used vehicles declines, or our vehicles are not properly maintained, we may experience lower gains or suffer losses on the sale of the vehicles. Changes in residual values also impact the overall competitiveness of our full service lease product line, as estimated sales proceeds are a critical component of the overall price of the product. Additionally, sudden changes in supply and demand together with other market factors beyond our control vary from year to year and from vehicle to vehicle, making it difficult to accurately predict residual values used in calculating our depreciation expense. Although we have developed disciplines related to the management and maintenance of our vehicles that are designed to prevent these losses, there is no assurance that these practices will sufficiently reduce the residual risk. For a detailed discussion on our accounting policies and assumptions relating to depreciation and residual values, please see the section titled “Critical Accounting Estimates — Depreciation and Residual Value Guarantees” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our profitability could be adversely impacted by our inability to maintain appropriate asset utilization rates through our asset management initiatives.
      We typically do not purchase vehicles for our full service lease product line until we have an executed contract with a customer. In our commercial rental product line, however, we do not purchase vehicles against specific customer contracts. Rather, we purchase vehicles and optimize the size and mix of the commercial rental fleet based upon our expectations of overall market demand for short- and long-term rentals. As a result, we bear the risk for ensuring that we have the proper vehicles in the right condition and location to effectively capitalize on this market demand to drive the highest levels of utilization and revenue per unit. We employ a sales force and operations team on a full-time basis to manage and optimize this product line; however, their efforts may not be sufficient to overcome a significant change in market demand in the rental business or used vehicle market.
We derive a significant portion of our SCS revenue from a small number of customers, many of which are in the automotive industry.
      During 2006, sales to our top ten SCS customers accounted for 69% of our SCS total revenue and 59% of our SCS operating revenue (revenue less subcontracted transportation), with GM accounting for 40% of our SCS total revenue and 18% of our SCS operating revenue. The loss of any of these customers or a significant reduction in the services provided to any of these customers, particularly GM, could impact our domestic and international operations and adversely affect our SCS financial results. While we continue to focus our efforts on diversifying our customer base both outside and within the automotive industry, we may not be successful in doing so in the short term.
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
      We are committed to meeting our customers’ global needs by continuing to grow our international operations in Canada, Europe, Asia and Latin America. Our international operations, particularly in Latin America and Asia, are subject to adverse developments in foreign political, governmental and economic conditions, varying competitive factors, foreign currency fluctuations, potential difficulties in identifying and retaining qualified managers and personnel, potential adverse tax consequences and difficulties in protecting intellectual property rights. These factors may have a significant effect on our ability to profitably grow our international operations or retain existing customers that require global expansion. In addition, entry into new international markets requires considerable management time as well as start-up expenses for market development, staffing and establishing office facilities before any significant revenue is generated. As a result, initial operations in a new market may operate at low margins or may be unprofitable.
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
      New regulations governing exhaust emissions could adversely impact our business. The Environmental Protection Agency has issued regulations that require progressive reductions in exhaust emissions from certain diesel engines through 2007. Emissions standards require reductions in the sulfur content of diesel fuel beginning in June 2006 and the introduction of emissions after-treatment devices on newly-manufactured engines and vehicles utilizing engines built after January 1, 2007. The level and timing of market acceptance of new engine technology could impact timing of sales in 2007. In addition, each of these requirements could result in higher prices for tractors, diesel engines and fuel, which are passed on to our customers, as well as higher maintenance costs and uncertainty as to reliability of the new engines, all of which could, over time, increase our costs and adversely affect our business and results of operations. The new technology may also impact the residual values of these vehicles when sold in the future.
Volatility in assumptions related to our pension plans may increase our pension expense and adversely impact current funding levels.
      We sponsor a number of defined benefit plans for employees in the U.S., U.K. and other foreign locations. We are required to make cash contributions to our defined benefit plans to the extent necessary to comply with minimum funding requirements imposed by employee benefit and tax laws. Our major defined benefit plans are funded, with trust assets invested in a diversified portfolio. The projected benefit obligation and assets of our global defined benefit plans as of December 31, 2006 was $1.53 billion and $1.42 billion, respectively. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining pension expense and the ongoing funding requirements of those plans. Changes in interest rates, mortality rates, investments returns and the market value of plan assets can affect the funded status of our pension plans and cause volatility in the pension expense and future funding requirements. For a detailed discussion on our accounting policies and assumptions relating to our pension plans, please see the section titled “Critical Accounting Estimates — Pension Plans” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
      None.
ITEM 2. PROPERTIES
      Our properties consist primarily of vehicle maintenance and repair facilities, warehouses and other real estate and improvements.
      We maintain 790 FMS locations in the U.S., Puerto Rico and Canada; we own 459 of these facilities and lease the remaining facilities. Our FMS locations generally include a repair shop, rental counter, fuel service island and administrative offices.
      Additionally we manage 197 on-site maintenance facilities, located at customer locations.
      We also maintain 161 locations in the U.S. and Canada in connection with our domestic SCS and DCC businesses. Almost all of our SCS locations are leased and generally include a warehouse and administrative offices.
      We maintain 85 international locations (locations outside of the U.S. and Canada) for our international businesses. These locations are in the U.K., Ireland, Germany, Mexico, Argentina, Brazil, Chile, China, Thailand and Singapore. The majority of these locations are leased and generally include a repair shop, warehouse and administrative offices.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      There were no matters submitted to a vote of our security holders during the quarter ended December 31, 2006.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Ryder Common Stock Prices

	Stock Price		Dividends per
			Common
	High	Low	Share

2006
First quarter	$46.04	39.61	0.18
Second quarter	59.93	44.47	0.18
Third quarter	58.31	47.38	0.18
Fourth quarter	55.32	50.36	0.18

2005
First quarter	$47.82	41.29	0.16
Second quarter	42.37	34.52	0.16
Third quarter	39.93	32.00	0.16
Fourth quarter	44.75	32.21	0.16
      Our common shares are listed on the New York Stock Exchange under the trading symbol “R.” At January 31, 2007, there were 10,610 common stockholders of record and our stock price on the New York Stock Exchange was $54.54.

Performance Graph
      The following graph compares the performance of Ryder’s common stock with the performance of the Standard & Poor’s 500 Composite Stock Index and the Dow Jones Transportation Index for a five year period by measuring the changes in common stock prices from December 31, 2001 to December 31, 2006.
      The stock performance graph assumes for comparison that the value of the Company’s Common Stock and of each index was $100 on December 31, 2001 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

      Purchases of Equity Securities
      The following table provides information with respect to purchases we made of our common stock during the three months ended December 31, 2006:

			Total Number of
			Shares Purchased as	Maximum Number
	Total Number	Average Price	Part of Publicly	of Shares That May
	of Shares	Paid per	Announced	Yet Be Purchased
	Purchased(1),(2)	Share	Program(1),(2)	Under the Program(1)

October 1 through October 31, 2006	83,468	$54.30	77,443	422,171
November 1 through November 30, 2006	88,133	52.92	87,253	334,918
December 1 through December 31, 2006	227,151	52.10	166,203	168,715

Total	398,752	$52.74	330,899

(1)	In May 2006, our Board of Directors authorized a two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. Under the May 2006 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the various employee stock option and employee stock purchase plans since March 1, 2006. The May 2006 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases will be made periodically in open-market transactions, and are subject to market conditions, legal requirements and other factors. Management was granted the authority to establish a trading plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the May 2006 program, which allowed for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. Since May 2006, we have repurchased in open-market transactions a total of 1,831,285 shares of common stock at December 31, 2006.

(2)	During the three months ended December 31, 2006, we purchased an aggregate of 330,899 shares of our common stock as part of our share repurchase program and an aggregate of 67,853 shares of our common stock in employee-related transactions outside of the share repurchase program. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plan relating to investments by employees in our common stock, one of the investment options available under the plan.
     Recent Sales of Unregistered Securities
      In May 2006, we discovered that we inadvertently exceeded the number of shares of common stock registered with the Securities and Exchange Commission for offer and sale to participants under our 401(k) plan. We did not receive any proceeds from the sale of these securities because these purchases were made on the open-market. We estimate that approximately 243,700 shares were issued to plan participants under our 401(k) plan during the twelve months ended April 30, 2006. During that time, our common stock price ranged from a low of $32.56 per share to a high of $51.65 per share.
      In May 2006, we filed a registration statement on Form S-8 to register future sales of common stock to plan participants pursuant to our 401(k) plan. Additionally, we made a registered rescission offer to eligible plan participants whereby we offered to repurchase any shares issued to them during the twelve months prior to the filing of the registered rescission offer at the price the participant paid for such shares. We also offered to reimburse those participants who bought and sold shares for a loss during those twelve months for the amount of the loss realized upon such sale. Based on our stock price on the day the rescission offer closed, we did not repurchase any shares through the rescission offer. We did reimburse a total of $11,888 to eligible plan participants who complied with the terms of the rescission offer.

     Securities Authorized for Issuance under Equity Compensation Plans
      The following table includes information as of December 31, 2006 about certain plans which provide for the issuance of common stock in connection with the exercise of stock options and other share-based awards.

Number of
Securities
Remaining
Available for
	Number of		Future Issuance
	Securities to be		Under Equity
	Issued upon	Weighted-Average	Compensation
	Exercise of	Exercise Price of	Plans Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in
Plans	and Rights	and Rights	Column (a)

	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Broad based employee stock option plans	3,559,897	$35.20	3,738,367
Employee Stock Purchase Plan	—	—	891,632
Non-Employee Director’s Stock Plans	186,806	20.86	41,927
Equity compensation plans not approved by security holders	—	—	—

Total	3,746,703	$34.49	4,671,926

ITEM 6. SELECTED FINANCIAL DATA
      The following selected consolidated financial information should be read in conjunction with Items 7 and 8 of this report.

	Years ended December 31

	2006	2005	2004	2003	2002

	(Dollars in thousands, except per share amounts)
Operating Data:
Revenue	$6,306,643	5,740,847	5,150,278	4,802,294	4,776,265
Earnings from continuing operations(1)	$248,959	227,628	215,609	135,559	112,565
Net earnings(1),(2)	$248,959	226,929	215,609	131,436	93,666

Per Common Share Data:
Earnings from continuing operations — Basic(1)	$4.09	3.57	3.35	2.15	1.83
Net earnings — Basic(1),(2)	$4.09	3.56	3.35	2.09	1.52
Earnings from continuing operations — Diluted(1)	$4.04	3.53	3.28	2.12	1.80
Net earnings — Diluted(1),(2)	$4.04	3.52	3.28	2.06	1.50
Cash dividends	$0.72	0.64	0.60	0.60	0.60
Book value(3)	$28.34	24.69	23.48	20.85	17.75

Financial Data:
Total assets	$6,828,923	6,033,264	5,683,164	5,323,265	4,789,393
Average assets(4)	$6,426,546	5,922,758	5,496,429	4,989,565	4,866,515
Return on average assets(%)(4)	3.9	3.8	3.9	2.6	1.9
Average asset turnover(%)(4)	98.1	96.9	93.7	96.2	98.1
Total debt	$2,816,943	2,185,366	1,783,216	1,815,900	1,551,468
Long-term debt	$2,484,198	1,915,928	1,393,666	1,449,489	1,389,099
Shareholders’ equity(3)	$1,720,779	1,527,456	1,510,188	1,344,385	1,108,215
Debt to equity(%)(3)	164	143	118	135	140
Average shareholders’ equity(3),(4)	$1,610,328	1,554,718	1,412,039	1,193,850	1,246,068
Return on average shareholders’ equity(%)(3),(4)	15.5	14.6	15.3	11.0	7.5
Net cash provided by operating activities	$853,587	779,062	866,849	803,613	616,683
Capital expenditures paid	$1,695,064	1,399,379	1,092,158	734,509	582,226

Other Data:
Average common shares — Basic (in thousands)	60,873	63,758	64,280	62,954	61,571
Average common shares — Diluted (in thousands)	61,578	64,560	65,671	63,871	62,587
Number of vehicles — Owned and leased	165,900	162,300	164,400	160,200	161,400
Number of employees	28,600	27,800	26,300	26,700	27,800

(1)	Results included restructuring and other charges (recoveries), net of $2 million after-tax, or $0.04 per diluted common share in 2006, $2 million after-tax, or $0.03 per diluted common share in 2005, $(11) million after-tax, or $(0.17) per diluted common share in 2004, and $2 million after-tax, or $0.04 per diluted common share in 2002. In addition, results included an income tax benefit of $7 million, or $0.11 per diluted common share in 2006, associated with the reduction of deferred income taxes due to enacted changes in Texas and Canadian tax laws, an income tax benefit of $8 million, or $0.12 per diluted common share in 2005 related to a change in Ohio income tax law and a net income tax benefit of $9 million, or $0.14 per diluted common share in 2004, associated with developments in various tax matters. Results in 2006 included an after-tax charge of $4 million, or $0.06 per diluted common share, related to the accounting for pension prior service costs. See Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional discussion.

(2)	Net earnings for 2005 included (i) income from discontinued operations associated with the reduction of insurance reserves related to discontinued operations resulting in an after-tax benefit of $2 million, or $0.03 per diluted common share, and (ii) the cumulative effect of a change in accounting principle for costs associated with the future removal of underground storage tanks resulting in an after-tax charge of $2 million, or $0.04 per diluted common share. Net earnings for 2003 included the cumulative effect of a change in accounting principle for (i) variable interest entities resulting in an after-tax charge of $3 million, or $0.05 per diluted common share, and (ii) costs associated with eventual retirement of long-lived assets related primarily to components of revenue earning equipment resulting in an after-tax charge of $1 million, or $0.02 per diluted common share. Net earnings for 2002 included the cumulative effect of a change in accounting principle for goodwill resulting in an after-tax charge of $19 million, or $0.30 per diluted common share.

(3)	Shareholders’ equity at December 31, 2006, 2005, 2004, 2003 and 2002 reflected after-tax equity charges of $201 million, $221 million, $189 million, $187 million and $229 million, respectively, related to the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” in 2006 and recording of the additional minimum pension liability.

(4)	Amounts were computed using quarterly information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our consolidated financial statements and related notes contained in Item 8 of this report on Form 10-K. The following MD&A describes the principal factors affecting results of operations, financial resources, liquidity, contractual cash obligations, and critical accounting estimates.
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
      The Fleet Management Solutions (FMS) business segment is our largest segment providing full service leasing, contract maintenance, contract-related maintenance, and commercial rental of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K. FMS revenue and assets in 2006 were $3.71 billion and $6.12 billion, respectively, representing 59% of our consolidated revenue and 90% of consolidated assets.
      The Supply Chain Solutions (SCS) business segment provides comprehensive supply chain consulting including distribution and transportation services throughout North America and in Latin America, Europe and Asia. SCS revenue in 2006 was $2.03 billion, representing 32% of our consolidated revenue.
      The Dedicated Contract Carriage (DCC) business segment provides vehicles and drivers as part of a dedicated transportation solution in the U.S. DCC revenue in 2006 was $569 million, representing 9% of our consolidated revenue.
      2006 was a year of significant accomplishments for Ryder, as we realized record earnings for the third consecutive year. Continued development of our sales and operating capabilities in each of our business segments, continued focus on financial discipline and cost management while investing for strategic growth, provided support for earnings expansion. Total revenue was $6.31 billion, up 10% from $5.74 billion in 2005, while our operating revenue (total revenue less fuel and subcontracted transportation) measure was up $243 million or 6%. All business segments contributed to the total revenue growth. The growth in FMS revenue was driven in part by increased fuel services revenue, primarily as a result of higher average fuel prices, as well as higher full service lease revenue resulting from higher lease rates and business expansion. The growth in SCS revenue was driven primarily by higher volumes and new and expanded business in all industry groups. The growth in DCC revenue was driven by expanded and new business as well as pricing increases associated with higher average fuel costs. Comparisons for 2006 were also impacted by favorable movements in foreign currency exchange rates of 0.8% related to our international operations.
      Earnings from continuing operations grew to $249 million from $228 million in 2005 and earnings per diluted common share from continuing operations increased to $4.04 from $3.53 in 2005. Included in earnings from continuing operations are certain items we do not consider indicative of our ongoing

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
operations. The following discussion provides a summary of the 2006 and 2005 special items which are discussed in more detail throughout our MD&A:
      2006

•	Earnings for 2006 included an income tax benefit of $7 million, or $0.11 per diluted common share, associated with the reduction of deferred income taxes due to enacted changes in Texas and Canadian tax laws.

•	Earnings for 2006 included a one-time, non-cash pension accounting charge of $4 million after-tax, or $0.06 per diluted common share, to properly account for prior service costs related to retiree pension benefit improvements made in 1995 and 2000. See Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.
      2005

•	Earnings for 2005 included an income tax benefit of $8 million, or $0.12 per diluted common share, related to a change in Ohio income tax law.

•	Net earnings for 2005 included (i) income from discontinued operations associated with the reduction of insurance reserves related to discontinued operations resulting in an after-tax benefit of $2 million, or $0.03 per diluted common share, and (ii) the cumulative effect of a change in accounting principle for costs associated with the future removal of underground storage tanks resulting in an after-tax charge of $2 million, or $0.04 per diluted common share.
      Excluding the special items listed above, comparable earnings from continuing operations were $246 million, up 12% from $220 million in 2005. Comparable earnings from continuing operations per diluted common share were $3.99, up 17% from $3.41 in 2005. All business segments contributed to the strong results. The earnings growth was driven primarily by contractual revenue growth from each of our business segments, which more than offset the impact of a soft commercial rental market in FMS for the second half of 2006. The results of ongoing cost management initiatives across all business segments and in our central support functions also contributed to the earnings growth in 2006. Earnings per common share growth during 2006 exceeded the earnings growth over the prior periods because the average number of shares outstanding has decreased during the past year reflecting the impact of share repurchase programs.
      With the continuing improvements in earnings over the past three years, we were able to repurchase a total of 3.4 million shares of common stock in 2006 for $159 million. We also increased our annual dividend by 13% to $0.72 per share of common stock. In addition, during 2006 we contributed $130 million to our global pension plans.
      Capital expenditures increased to $1.76 billion compared with $1.41 billion in 2005. The increase in capital expenditures reflects higher lease vehicle spending for replacements and expansion of customer fleets. The significant amount of capital spending to support contractual revenue growth, as well as pension contributions and share repurchases contributed to the increase in our debt from $2.19 billion at December 31, 2005 to $2.82 billion at December 31, 2006. Our debt to equity ratio also increased to 164% from 143% in 2005. Total obligations (including off-balance sheet debt) to equity ratio increased to 168% from 151% in 2005.
      2007 Outlook
      Our outlook for 2007 is positive, despite the uncertainty of our FMS commercial rental business. We expect stable economic conditions in 2007. Our efforts will focus on the implementation of our contractual revenue growth strategies across all business segments while retaining financial discipline. Total revenue is targeted to grow by 5% to 7% while operating revenue is expected to increase by 4% to 5%. We will also

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
continue to focus on cost management and process improvement actions that complement our growth strategies and establish a foundation for sustainable long term profitable growth. As a result, we expect earnings from continuing operations per diluted common share in 2007 to grow by 8% to 10% compared to 2006 comparable earnings from continuing operations per diluted common share.
ITEMS AFFECTING COMPARABILITY BETWEEN PERIODS
     Accounting Changes
      Effective December 31, 2006, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The adoption of SFAS No. 158 required us to record the underfunded status of our defined benefit pension and other postretirement plans as a liability and record the unrecognized net actuarial loss, unrecognized prior service cost and unrecognized transition asset of our defined benefit pension and other postretirement plans as a component of other comprehensive income. The adoption of this standard reduced total assets by $155 million, total liabilities by $4 million and shareholders’ equity by $151 million, with no impact to our consolidated statements of earnings and cash flows.
      Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payments.” Under SFAS No. 123R, compensation expense was recognized beginning January 1, 2006 and included (a) compensation expense for all share-based employee compensation arrangements granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (b) compensation expense for all share-based employee compensation arrangements granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated. As a result of adopting SFAS No. 123R on January 1, 2006, earnings before income taxes for the year ended December 31, 2006 were $10 million ($7 million after-tax) lower, than if we had continued to account for share-based compensation under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Both basic and diluted earnings per common share for the year ended December 31, 2006 were $0.12 lower than if we had continued to account for share-based compensation under APB No. 25. At December 31, 2006, unrecognized compensation expense from stock options and nonvested shares totaled $20 million, which is expected to be recognized over the next 3.5 years.
      Effective December 31, 2005, we adopted FASB Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations.” The adoption of FIN 47 required us to record an asset retirement obligation related to the future removal of underground storage tanks located at our FMS maintenance facilities. We recognized a cumulative effect charge upon adoption of $2 million on an after-tax basis, or $0.04 per diluted common share. The adoption of this standard did not have a significant impact on our operating results.
      Refer to Note 2, “Accounting Changes,” in the Notes to Consolidated Financial Statements for additional discussion surrounding the adoption of these accounting standards.
     FMS Acquisition
      On March 1, 2004, we completed an asset purchase agreement with Ruan Leasing Company (Ruan) under which we acquired Ruan’s fleet of approximately 6,400 vehicles, 37 of its 111 service locations and more than 500 customers. Ryder also acquired full service contract maintenance agreements covering approximately 1,700 vehicles. The network operates under Ryder’s name and has allowed us to leverage our existing U.S. infrastructure in key markets while adding new infrastructure to strengthen our presence in targeted areas of the Midwest, Southeast, Mid-Atlantic and Southwest. The results of this acquisition have been included in the consolidated results of Ryder since the date of acquisition.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
CONSOLIDATED RESULTS

				Change
	Years ended December 31
				2006/	2005/
	2006	2005	2004	2005	2004

	(Dollars in thousands,
	except per share amounts)
Earnings from continuing operations before income taxes	$392,973	357,088	331,122	10%	8
Provision for income taxes(1)	144,014	129,460	115,513	11	12

Earnings from continuing operations(1),(2)	$248,959	227,628	215,609	9%	6

Per diluted common share(1),(2)	$4.04	3.53	3.28	14%	8

Net earnings(1),(2),(3)	$248,959	226,929	215,609	10%	5

Per diluted common share(1),(2),(3)	$4.04	3.52	3.28	15%	7

Weighted-average shares outstanding — Diluted	61,578	64,560	65,671	(5)%	(2)

(1)	2006 included an income tax benefit of $7 million, or $0.11 per diluted common share, associated with the reduction of deferred income taxes due to changes in Texas and Canadian tax laws. 2005 included an income tax benefit of $8 million, or $0.12 per diluted common share, associated with the reduction of deferred income taxes due to the phase-out of income taxes for the State of Ohio. 2004 included an income tax benefit of $9 million, or $0.14 per diluted common share, associated with developments in various tax matters. See Note 14, “Income Taxes,” in the Notes to Consolidated Financial Statements for additional discussion.

(2)	Results included restructuring and other charges (recoveries), net of $2 million after-tax, or $0.04 per diluted common share, in 2006, $2 million after-tax, or $0.03 per diluted common share, in 2005 and $(11) million after-tax, or $(0.17) per diluted common share, in 2004. See Note 5, “Restructuring and Other Charges (Recoveries),” in the Notes to Consolidated Financial Statements for additional discussion. 2006 also included an after-tax charge of $4 million, or $0.06 per diluted common share, related to the accounting for prior service costs related to retiree pension benefit improvements in 1995 and 2000. See Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional discussion.

(3)	Net earnings for 2005 included (i) income from discontinued operations associated with the reduction of insurance reserves related to discontinued operations resulting in an after-tax benefit of $2 million, or $0.03 per diluted common share, and (ii) the cumulative effect of a change in accounting principle for costs associated with the future removal of underground storage tanks resulting in an after-tax charge of $2 million, or $0.04 per diluted common share.
     Earnings from continuing operations before income taxes increased to $393 million in 2006 compared with $357 million in 2005, reflecting better operating performance in all business segments. The 2006 operating performance improvement was driven by contractual revenue growth in each of our business segments, which more than offset the impact of a soft commercial rental market on our FMS business segment results in the second half of 2006. See “Operating Results by Business Segment” for a further discussion of operating results. Earnings from continuing operations increased to $249 million in 2006 compared with $228 million in 2005. Earnings from continuing operations for 2006 included an income tax benefit of $7 million, or $0.11 per diluted common share, associated with the reduction of deferred income taxes due to enacted changes in Texas and Canadian tax laws and a one-time, non-cash after-tax charge of $4 million, or $0.06 per diluted common share, recorded to properly account for prior service costs related to retiree pension benefit improvements made in 1995 and 2000. Earnings from continuing operations for 2005 included a state income tax benefit of $8 million, or $0.12 per diluted common share, associated with the reduction of deferred income taxes due to the expected phase-out of income taxes for the State of Ohio. Earnings per common share growth during 2006 exceeded the net earnings growth over the prior periods because the average number of shares outstanding has decreased during the past year reflecting the impact of share repurchase programs.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
      Earnings from continuing operations before income taxes increased to $357 million in 2005 compared with $331 million in 2004, reflecting better operating performance in all business segments. Strong FMS commercial rental results, higher gains on FMS used vehicle sales and reductions in operating expenses resulting from ongoing cost reduction activities and process improvement actions across all business segments, were partially offset by the benefit from gains on the 2004 sale of our headquarters complex. Earnings from continuing operations increased to $228 million in 2005 compared with $216 million in 2004. Earnings from continuing operations in 2005 included an income tax benefit of $8 million, or $0.12 per diluted common share, related to a change in Ohio income tax law. Earnings from continuing operations in 2004 benefited from after-tax gains on the sale of our headquarters complex of $15 million, or $0.23 per diluted common share, and a net income tax benefit of $9 million, or $0.14 per diluted common share, associated with the resolution of various tax matters.
      Net earnings in 2005 included an after-tax benefit of $2 million, or $0.03 per diluted common share, related to discontinued operations and an after-tax charge of $2 million, or $0.04 per diluted common share, for the cumulative effect of a change in accounting principle related to the adoption of FIN 47.

				Change
	Years ended December 31
				2006/	2005/
	2006	2005	2004	2005	2004

	(Dollars in thousands)
Revenue:
Fleet Management Solutions	$4,096,046	3,921,191	3,602,839	4%	9
Supply Chain Solutions	2,028,489	1,637,826	1,354,003	24	21
Dedicated Contract Carriage	568,842	543,268	506,100	5	7
Eliminations	(386,734)	(361,438)	(312,664)	(7)	(16)

Total	$6,306,643	5,740,847	5,150,278	10%	11

Operating revenue(1)	$4,454,231	4,210,881	4,041,898	6%	4

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our businesses and as a measure of sales activity. FMS fuel services revenue net of related intersegment billings, which is directly impacted by fluctuations in market fuel prices, is excluded from the operating revenue computation as fuel is largely a pass-through to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. Subcontracted transportation revenue in our SCS and DCC business segments is excluded from the operating revenue computation as subcontracted transportation is largely a pass-through to our customers and we realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Refer to the section titled “Non-GAAP Financial Measures” for a reconciliation of operating revenue to total revenue.
     All business segments reported revenue growth in 2006. Revenue growth for FMS was driven by higher fuel services revenue, primarily as a result of higher average fuel prices from increased fuel costs, and higher full service lease revenue resulting from higher lease rates and new contract sales. SCS revenue growth was due primarily to increased volumes of managed subcontracted transportation and higher volumes and new and expanded business. DCC revenue growth was due to expanded and new business as well as pricing increases associated with higher fuel costs. Revenue comparisons were also impacted by favorable movements in foreign currency exchange rates related to our international operations. Total revenue included a favorable foreign currency exchange impact of 0.8% due primarily to the strengthening of the Canadian dollar and Brazilian real.
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
      Our FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to our SCS and DCC segments. Eliminations relate to inter-segment sales that are accounted for at rates similar to those executed with third parties. The increases in eliminations in 2006 and 2005, primarily reflects the pass-through of higher average fuel costs from the FMS segment to SCS and DCC.

	Years ended December 31			Change

				2006/	2005/
	2006	2005	2004	2005	2004

	(Dollars in thousands)
Operating expense (exclusive of items shown separately)	$2,722,592	2,572,241	2,305,322	6%	12
Percentage of revenue	43%	45%	45%
      Operating expense grew for 2006 and 2005 principally as a result of higher fuel costs due to higher average market prices. Fuel costs are largely a pass-through to customers for which we realize minimal changes in profitability during periods of steady market fuel prices. The revenue growth from each business segment, excluding fuel, also contributed to the increases in operating expenses.

				Change
	Years ended December 31
				2006/	2005/
	2006	2005	2004	2005	2004

	(Dollars in thousands)
Salaries and employee-related costs	$1,397,391	1,262,160	1,233,038	11%	2
Percentage of revenue	22%	22%	24%
Percentage of operating revenue	31%	30%	31%
      Salaries and employee-related costs and salaries and employee-related costs as a percentage of operating revenue increased in 2006 compared with 2005 primarily as a result of added headcount and increased outside labor costs to support the growth in our SCS and DCC business segments, higher share-based compensation and higher employee benefit expenses. Average headcount increased 4% in 2006 compared with 2005. The number of employees at December 31, 2006 increased to approximately 28,600, compared with 27,800 in 2005, due primarily to the growth in our SCS business segment. Additionally, on January 1, 2006, we adopted SFAS No. 123R and recognized $10 million of additional share-based compensation expense in 2006. See Note 22, “Share-Based Compensation Plans,” in the Notes to Consolidated Financial Statements for additional information.
      Pension expense increased $11 million in 2006 to $70 million compared with 2005. During 2006, we recorded a one-time, non-cash charge of $6 million ($4 million after-tax), to properly account for prior service costs related to retiree pension benefit improvements made in 1995 and 2000. The impact of this one-time charge was partially offset by a reduction of our 2006 fourth quarter pension expense of $5 million ($3 million after-tax) resulting from the interim remeasurement of plan assets and pension obligations. The 2006 pension accounting charge and the benefit attributed to the interim pension remeasurement discussed above were excluded from our segment measure of financial performance. All other increases to pension expense largely impacted our FMS business segment which employs the majority of our employees that participate in the primary U.S. pension plan. See Note 23, “Employee

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Benefit Plans,” in the Notes to Consolidated Financial Statements, for additional information regarding these items. Based on actual pension asset returns experienced in 2006, 2006 contributions and interest rate levels at December 31, 2006, we expect pension expense on a pre-tax basis to decrease approximately $31 million in 2007, excluding the impact of the $6 million pension accounting charge recorded in 2006. Our 2007 pension expense estimates are subject to change based upon the completion of the actuarial analysis for all pension plans. Our 2007 interest expense on borrowings will also increase by $5 million because of pension contributions made in the current year. The anticipated decrease in pension expense, net of higher interest on borrowings, would primarily impact our FMS business segment. See the section titled “Critical Accounting Estimates — Pension Plans” for further discussion on pension accounting estimates.
      Salaries and employee-related costs grew for 2005 compared with 2004 as a result of headcount added to support the growth in our SCS business segment, which was offset slightly by reduced performance-based incentive compensation and lower employee benefit costs. Average headcount increased 2% in 2005 compared with 2004.

	Years ended December 31			Change

				2006/	2005/
	2006	2005	2004	2005	2004

	(Dollars in thousands)
Subcontracted transportation	$865,475	638,319	424,991	36%	50
Percentage of revenue	14%	11%	8%
      Subcontracted transportation expense represents freight management costs on logistics contracts for which we purchase transportation from third parties. During 2006 and 2005, subcontracted transportation expense in our SCS business segment grew due to increased volumes of freight management activity from new and expanded business and higher average pricing on subcontracted freight costs, resulting from increased fuel costs.

	Years ended December 31			Change

				2006/	2005/
	2006	2005	2004	2005	2004

	(Dollars in thousands)
Depreciation expense	$743,288	740,415	706,028	—%	5
Gains on vehicle sales, net	(50,766)	(47,098)	(34,504)	8	37
Equipment rental	103,297	102,816	108,468	—	(5)
      Depreciation expense relates primarily to FMS revenue earning equipment. Depreciation expense increased slightly in 2006 compared with 2005, reflecting the impact of a higher average vehicle investment on purchases over the past year. These changes were partially offset by the impact of a lower average fleet count and the adjustments made to residual values and useful lives as part of the annual depreciation review, which were implemented January 1, 2006. The growth in depreciation expense during 2005 compared to 2004 was due to higher vehicle replacement activity within our truck and tractor fleets as well as the conversion of leased vehicles to owned status, partially offset by a decline in our average trailer fleet size.
      Gains on vehicle sales, net increased in 2006 compared with 2005 due to improved average pricing on vehicles sold, which more than offset the decline in the number of vehicles sold. The improvement in gains on vehicle sales, net in 2005 compared with 2004 was due to an increase in the number of units sold combined with improved average pricing.
      We periodically review and adjust residual values, reserves for guaranteed lease termination values and useful lives of revenue earning equipment based on current and expected operating trends and projected realizable values. See the section titled “Critical Accounting Estimates — Depreciation and Residual Value

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Guarantees” for further discussion. While we believe that the carrying values and estimated sales proceeds for revenue earning equipment are appropriate, there can be no assurance that a deterioration in economic conditions or adverse changes to expectations of future sales proceeds will not occur, resulting in lower gains or losses on sales.
      Equipment rental consists primarily of rent expense for FMS revenue earning equipment under lease. The increase in equipment rental in 2006 compared with 2005 reflects the impact of higher rental costs associated with investments made in material handling equipment to support the growth in our SCS business, which more than offset the decline in vehicle-related rental expense from a smaller average lease count. The decrease in equipment rental in 2005 compared to 2004 was due to a reduction in the average number of leased vehicles.

	Years ended December 31			Change

				2006/	2005/
	2006	2005	2004	2005	2004

	(Dollars in thousands)
Interest expense	$140,561	120,474	100,114	17%	20
Effective interest rate	5.7%	5.6%	5.5%
      Interest expense grew in 2006 compared with 2005, reflecting higher average debt levels due to funding requirements associated with higher capital spending to support our contractual full service lease business, the funding of global pension contributions and share repurchases. Interest expense grew in 2005 reflecting higher average debt levels, resulting from increased capital spending, income tax payments and share repurchases.

	Years ended December 31			Change

				2006/	2005/
	2006	2005	2004	2005	2004

	(Dollars in thousands)
Miscellaneous income, net	$(11,732)	(8,944)	(6,625)	31%	35
      Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income, (gains) losses from sales of properties, foreign currency transaction (gains) losses, and other non-operating items. Miscellaneous income, net increased in 2006 compared with 2005 due to a 2006 fourth quarter business interruption insurance claim recovery from hurricane-related losses of $3 million ($2 million within our FMS business segment and $1 million within our DCC business segment), a one-time recovery in 2006 of $2 million for the recognition of common stock received from mutual insurance companies and better market performance of investments classified as trading securities. These favorable comparisons were partially offset by a $1 million charge in 2006 related to the settlement of litigation associated with a discontinued operation, as well as the one-time recovery in the first quarter of 2005 of $3 million of project costs incurred in prior years. Miscellaneous income, net increased in 2005 compared with 2004 due to the previously mentioned one-time recovery for project costs incurred in prior years and better market performance of investments classified as trading securities.

	Years ended December 31

	2006	2005	2004

	(In thousands)
Restructuring and other charges (recoveries), net	$3,564	3,376	(17,676)
     2006 Activity
      During 2006, Ryder recorded net restructuring and other charges of $4 million that primarily consisted of early debt retirement costs and employee severance and benefit costs incurred in connection with global cost savings initiatives. The majority of these charges were recorded during the fourth quarter.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
These charges were partially offset by adjustments to prior year severance and employee-related accruals and facility charges. We expect to realize annual pre-tax cost savings of approximately $8 million from the 2006 fourth quarter measures once all employee severance actions have been completed.
      As part of ongoing cost management actions, Ryder incurred $2 million in costs in the fourth quarter to extinguish high interest paying debentures that were originally set to mature in 2016. The total debt retirement costs consisted of the premium paid on the early extinguishment and the write-off of the related debt discount and issuance costs. We expect to realize annual pre-tax interest savings over the next 4 years of approximately $2 million from the early extinguishment of this debenture. In the fourth quarter, Ryder also approved a plan to eliminate approximately 150 positions as a result of ongoing cost management and process improvement actions throughout Ryder’s domestic and international business segments and Central Support Services (CSS). The charge related to these actions included severance and employee-related costs totaling $1 million. Although some of these actions were completed as of December 31, 2006, transition plans for eliminating some of the positions will be communicated in the beginning of 2007. Cost reductions associated with the actions that have been completed as of December 31, 2006 will benefit salaries and employee-related costs beginning in the first quarter of 2007. Cost reductions associated with the elimination of the other positions will benefit salaries and employee-related costs in the latter part of 2007. During 2006 we also had employee-related accruals and facility charges recorded in prior restructuring charges that were adjusted due to subsequent refinements in estimates.
     2005 Activity
      During 2005, Ryder recorded net restructuring and other charges of $3 million that consisted of employee severance and benefits, contract termination costs, and closure of leased facilities partially offset by reversals of prior year severance and employee-related accruals. The majority of these charges were recorded during the fourth quarter and related primarily to the restructuring of our U.K. operations, and the offshoring of some administrative finance and support functions that will allow for future cost savings. By December 31, 2006, the 2005 actions were completed and the cost reductions associated with these activities benefited salaries and employee-related costs in the latter half of 2006.
      During 2005, Ryder approved a plan to eliminate approximately 160 positions as a result of ongoing cost management and process improvement actions in Ryder’s domestic and international FMS and SCS business segments and CSS. The charge related to these actions included severance and employee-related costs totaling $3 million. Cost reductions associated with these actions benefited salaries and employee-related costs beginning in the first quarter of 2006. Many of the eliminated positions in our domestic operations were impacted by the decision to outsource certain administrative finance functions to lower-cost foreign providers and maximize our technology resources. Transition actions began in February 2006 and continued through the remainder of 2006. We also closed two administrative offices in the U.S. as a result of the restructuring of our FMS domestic business operations and recorded a charge for future cash payments related to lease obligations. Also in 2005, management approved and committed to a plan to transition certain outsourced telecommunication services to Ryder employees. Under the terms of the outsourcing agreement, Ryder was obligated to pay termination costs in the event of termination prior to the expiration date of 2010. In accordance with the terms of this service agreement, Ryder notified the information technology services provider of its intent to terminate the services and recorded charges totaling nearly $1 million for contract termination costs. In 2006, the transition activities were completed and cost reductions associated with the termination of these services benefited operating expenses in the latter part of 2006. These charges were partially offset by reversals of prior year severance and employee-related accruals due to refinements in estimates.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
     2004 Activity
      During 2004, Ryder recorded net restructuring and other recoveries of $18 million that consisted of gains from the sale of the previous headquarters complex and reversals of severance and employee-related accruals partially offset by contract termination costs.
      During 2004, we recognized $24 million in gains from properties sold in connection with the relocation of our headquarters. In May 2004, we completed the sale of our corporate headquarters facility for $39 million in cash and recognized a $22 million gain from the sale. In conjunction with this sale, we entered into a lease agreement with the purchaser to lease back the headquarters facility until we relocated to our new headquarters in April 2005. Also during 2004, we recognized gains totaling $2 million from the sale of properties ancillary to our main headquarters facility. In 2004, as part of ongoing cost containment initiatives, Ryder management approved and committed to a plan to transition certain outsourced information technology infrastructure services to Ryder employees. Under the terms of the outsourcing agreement, Ryder was obligated to pay termination costs in the event of termination prior to the expiration date of 2010. In accordance with the terms of the services agreement, Ryder notified the information technology services provider of its intent to terminate the services and recorded charges totaling $8 million for contract termination ($6 million) and transition costs incurred since termination ($2 million). By December 31, 2004, all transition activities were completed and cost reductions associated with the termination of these services benefited operating expenses starting in 2005.
      See Note 5, “Restructuring and Other Charges (Recoveries)” in the Notes to Consolidated Financial Statements for further discussion.

				Change
	Years ended December 31
				2006/	2005/
	2006	2005	2004	2005	2004

	(Dollars in thousands)
Provision for income taxes	$144,014	129,460	115,513	11%	12
Effective tax rate	36.6%	36.3%	34.9%
      The 2006 effective income tax rate includes a tax benefit of $7 million from the reduction of deferred income taxes as a result of enacted changes in Texas and Canadian tax laws. The 2005 effective tax rate includes a tax benefit of $8 million associated with the State of Ohio enacted tax legislation, which phases out the Ohio corporate franchise tax and phases in a new gross receipts tax called the Commercial Activity Tax (CAT) over a five-year period. The 2004 effective tax rate includes a net tax benefit of $9 million associated with the completion of the audit of our federal income tax returns for the 1995 to 1997 period, partially offset by provisions made for loss contingencies related to the 1998 through 2000 period. See Note 14, “Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
OPERATING RESULTS BY BUSINESS SEGMENT

	Years ended December 31			Change

				2006/	2005/
	2006	2005	2004	2005	2004

	(Dollars in thousands)
Revenue:
Fleet Management Solutions	$4,096,046	3,921,191	3,602,839	4%	9
Supply Chain Solutions	2,028,489	1,637,826	1,354,003	24	21
Dedicated Contract Carriage	568,842	543,268	506,100	5	7
Eliminations	(386,734)	(361,438)	(312,664)	(7)	(16)

Total	$6,306,643	5,740,847	5,150,278	10%	11

Operating Revenue:
Fleet Management Solutions	$2,921,062	2,864,931	2,800,641	2%	2
Supply Chain Solutions	1,182,925	1,015,834	938,691	16	8
Dedicated Contract Carriage	548,931	526,941	496,421	4	6
Eliminations	(198,687)	(196,825)	(193,855)	(1)	(2)

Total	$4,454,231	4,210,881	4,041,898	6%	4

NBT:
Fleet Management Solutions	$368,069	354,354	312,706	4%	13
Supply Chain Solutions	62,144	39,392	37,079	58	6
Dedicated Contract Carriage	42,589	35,129	29,450	21	19
Eliminations	(33,732)	(32,660)	(32,728)	(3)	—

	439,070	396,215	346,507	11	14
Unallocated Central Support Services	(39,486)	(35,751)	(33,061)	(10)	(8)
Restructuring and other (charges) recoveries, net and 2006 net retirement plan charges	(6,611)	(3,376)	17,676	NM	NM

Earnings from continuing operations before income taxes	$392,973	357,088	331,122	10%	8

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
      As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Net Before Tax” (NBT), which includes an allocation of CSS and excludes restructuring and other (charges) recoveries, net and 2006 net retirement plan charges. The following table provides a reconciliation of items excluded from our segment NBT measure to their classification within our Consolidated Statements of Earnings:

	Consolidated	Years ended December 31
	Statements of Earnings
Description	Line Item(1)	2006	2005	2004

		(In thousands)
Severance and employee-related (costs) recoveries	Restructuring	$(1,048)	(2,449)	1,216
Facilities and related (costs) recoveries	Restructuring	(194)	(181)	79
Early retirement of debt	Restructuring	(2,141)	—	—
Contract termination and transition costs	Restructuring	(181)	(746)	(8,000)
Gain on sale of headquarter complex	Restructuring	—	—	24,308
Other	Restructuring	—	—	73

Restructuring and other (charges) recoveries, net		(3,564)	(3,376)	17,676

Pension accounting charge(2)	Salaries	(5,872)	—	—
Pension remeasurement benefit(2)	Salaries	4,667	—	—
Postretirement benefit plan charge(2)	Salaries	(1,842)	—	—

2006 net retirement plan (charges)		(3,047)	—	—

Restructuring and other (charges) recoveries, net and 2006 net retirement plan charges		$(6,611)	(3,376)	17,676

(1)	Restructuring refers to the “Restructuring and other (charges) recoveries, net” and Salaries refers to “Salaries and employee-related costs” on our Consolidated Statements of Earnings.

(2)	See Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.
     CSS represents those costs incurred to support all of our business segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal and corporate communications. The objective of the NBT measurement is to provide clarity on the profitability of each of our business segments and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
      The following table sets forth equipment contribution included in NBT for our SCS and DCC segments:

	Years ended December 31

	2006	2005	2004

	(In thousands)
Equipment Contribution:
Supply Chain Solutions	$16,983	15,860	14,971
Dedicated Contract Carriage	16,749	16,800	17,757

Total	$33,732	32,660	32,728

Fleet Management Solutions

	Years ended December 31			Change

				2006/		2005/
	2006	2005	2004	2005		2004

	(Dollars in thousands)
Full service lease	$1,848,141	1,785,606	1,766,675	4%		1
Contract maintenance	141,933	134,492	136,327	6		(1)

Contractual revenue	1,990,074	1,920,098	1,903,002	4		1
Contract-related maintenance	193,134	191,128	178,049	1		7
Commercial rental	665,730	686,343	649,847	(3)		6
Other	72,124	67,362	69,743	7		(3)

Operating revenue(1)	2,921,062	2,864,931	2,800,641	2		2
Fuel services revenue	1,174,984	1,056,260	802,198	11		32

Total revenue	$4,096,046	3,921,191	3,602,839	4%		9

Segment NBT	$368,069	354,354	312,706	4%		13

Segment NBT as a % of total revenue	9.0%	9.0%	8.7%	—	bps	30	bps

Segment NBT as a % of operating revenue (1)	12.6%	12.4%	11.2%	20	bps	120	bps

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our FMS business segment and as a measure of sales activity. Fuel services revenue, which is directly impacted by fluctuations in market fuel prices, is excluded from our operating revenue computation as fuel is largely a pass-through to customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs.
     2006 versus 2005
      Total revenue grew in 2006 reflecting higher fuel services revenue as a result of higher average fuel prices. Operating revenue increased in 2006 due to full service lease growth primarily in North America. FMS total revenue included a favorable foreign currency exchange impact of 0.3%.
      Contractual revenue growth in 2006 was realized in both FMS product lines. Full service lease revenue grew in 2006 due to higher lease rates and higher levels of sales activity in North America. Contract maintenance revenue increased in 2006 due primarily to new sales activity. In 2007, we expect each of our contractual product lines to demonstrate revenue growth based on 2006 sales activity levels and ongoing investments in new sales and business retention initiatives. Commercial rental revenue decreased in 2006 reflecting a smaller average fleet and lower vehicle utilization from a weakening

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
U.S. commercial rental market. In the fourth quarter of 2006, commercial rental revenue decreased 7% reflecting lower vehicle utilization and pricing. We expect similar unfavorable commercial rental revenue comparisons to continue in 2007; however, we expect percentage revenue declines to be greater in the first half of 2007 and improve in the second half of 2007.
      The following table provides rental statistics for the U.S. fleet, which generates more than 80% of total commercial rental revenue:

				Change
	Years ended December 31
				2006/		2005/
	2006	2005	2004	2005		2004

	(Dollars in thousands)
Non-lease customer rental revenue	$282,528	296,435	292,241	(5)%		1

Lease customer rental revenue(1)	$277,461	284,187	257,828	(2)%		10

Average commercial rental fleet size — in service(2)	33,400	34,400	34,700	(3)%		(1)

Average commercial rental power fleet size — in service(2),(3)	24,600	24,700	24,000	—%		3

Commercial rental utilization	71.9%	74.6%	76.9%	(270	)bps	(230	)bps

(1)	Lease customer rental revenue is revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.

(2)	Number of units rounded to nearest hundred.

(3)	Fleet size excluding trailers.
     FMS NBT grew $14 million during 2006 primarily as a result of revenue growth in our full service lease and contract maintenance product lines. The favorable impact of contractual revenue growth was partially offset by reduced commercial rental volumes, higher sales and marketing expenses, compensation-related expenses and higher interest expense due primarily to planned higher debt levels to support investments in the full service lease business, pension contributions and stock repurchases.
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
      Contractual revenue growth in 2005 was driven by growth in the full service lease product line and was slightly offset by contract maintenance revenue declines. Full service lease revenue increased in 2005 primarily from the acquisition completed in March 2004 and growth in Canada as a result of favorable foreign currency exchange rates and higher volumes. These increases were partially offset by reduced full service lease revenue in our base U.S. business (excluding acquisitions) in the first half of 2005. Our U.S. business showed improved revenue growth trends in the second half of 2005 as a result of positive net sales. Contract maintenance revenue decreased as a result of lost business. Contract-related maintenance revenue, which generally represents ancillary services supporting core product lines, benefited from ongoing initiatives aimed at growing these service offerings. Commercial rental revenue increased as a result of stronger pricing and revenue contribution attributed to the acquisition completed in March 2004. During

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
the fourth quarter of 2005, we also restructured our FMS operations to better service customers and drive future growth in full service lease.
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
      Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):

	Years ended December 31			Change

	2006	2005	2004	2006/	2005/
				2005	2004

End of period vehicle count
By type:
Trucks	65,200	63,200	63,700	3%	(1)
Tractors	56,100	52,700	51,700	6	2
Trailers	38,900	40,600	43,100	(4)	(6)
Other	5,700	5,800	5,900	(2)	(2)

Total	165,900	162,300	164,400	2%	(1)

By ownership:
Owned	160,800	156,500	157,000	3%	—
Leased	5,100	5,800	7,400	(12)	(22)

Total	165,900	162,300	164,400	2%	(1)

By product line:
Full service lease	117,500	113,700	115,300	3%	(1)
Commercial rental	37,000	38,400	40,200	(4)	(4)
Service vehicles and other	3,500	3,300	3,000	6	10

Active units	158,000	155,400	158,500	2	(2)
Held for sale(1)	7,900	6,900	5,900	14	17

Total	165,900	162,300	164,400	2%	(1)

Customer vehicles under contract maintenance	30,700	26,400	28,500	16%	(7)

Year-to-date average vehicle count
By product line:
Full service lease	114,600	114,400	115,900	—%	(1)
Commercial rental	38,700	40,200	39,900	(4)	1
Service vehicles and other	3,300	3,300	2,900	—	14

Active units	156,600	157,900	158,700	(1)	(1)
Held for sale(1)	6,700	7,000	5,600	(4)	25

Total	163,300	164,900	164,300	(1)%	—

Customer vehicles under contract maintenance	28,000	27,400	30,100	2%	(9)

(1)	Vehicles held for sale represent all units available for sale including units held for sale reported in the following table for which no revenue has been earned in the previous 30 days (referred to as “NLE” units).

Note:	Prior year vehicle counts have been restated to conform to current year presentation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
     The totals in the table above include the following non-revenue earning equipment for the U.S. fleet (number of units rounded to the nearest hundred):

	Years ended December 31			Change

				2006/	2005/
Number of Units	2006	2005	2004	2005	2004

Not yet earning revenue (NYE)	4,200	1,700	1,900	147%	(11)
No longer earning revenue (NLE):
Units held for sale	6,600	5,500	4,800	20	15
Other NLE units	1,900	1,400	1,600	36	(13)

Total(1)	12,700	8,600	8,300	48%	4

(1)	Non-revenue earning equipment for FMS operations outside the U.S. totaled approximately 1,700 in 2006 and 1,500 vehicles in 2005 and 2004, which are not included above.
     NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. In 2006, the number of NYE units increased due to the volume of lease sales and replacement activity. NLE units represent vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, held for sale, being prepared for sale or awaiting redeployment. In 2006 and 2005, the total number of NLE units increased due to higher out-servicing of rental units as well as the impact of increased lease replacement activity. We expect the number of NLE units to increase in the near term based on continuing lease replacement activity and planned out-servicing of rental vehicles.
     Supply Chain Solutions

	Years ended December 31			Change

				2006/		2005/
	2006	2005	2004	2005		2004

	(Dollars in thousands)
U.S. operating revenue:
Automotive and industrial	$495,363	449,376	425,103	10%		6
High-tech and consumer industries	291,933	252,032	230,030	16		10
Transportation management	30,737	24,994	20,331	23		23

U.S. operating revenue	818,033	726,402	675,464	13		8
International operating revenue	364,892	289,432	263,227	26		10

Total operating revenue(1)	1,182,925	1,015,834	938,691	16		8
Subcontracted transportation	845,564	621,992	415,312	36		50

Total revenue	$2,028,489	1,637,826	1,354,003	24%		21

Segment NBT	$62,144	39,392	37,079	58%		6

Segment NBT as a % of total revenue	3.1%	2.4%	2.7%	70	bps	(30	)bps

Segment NBT as a % of operating revenue(1)	5.3%	3.9%	4.0%	140	bps	(10	)bps

Memo: Fuel costs(2)	$104,233	91,976	65,685	13%		40

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our SCS business segment and as a measure of sales activity. Subcontracted transportation is excluded from our operating revenue computation as subcontracted transportation is largely a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation.

(2)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
     2006 versus 2005
      SCS total revenue grew in 2006 due to increased volume of managed subcontracted transportation, higher customer volumes and new and expanded business in all industry groups, Canada and Latin America. SCS total revenue and operating revenue included a favorable foreign currency exchange impact of 1.8% and 1.4%, respectively. Our largest customer, General Motors Corporation (GM), is comprised of multiple contracts in various geographic regions. In 2006, GM accounted for approximately 40% of SCS total revenue and 18% of SCS operating revenue. Based on sales activity to date, we expect favorable revenue comparisons to continue over the near term.
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
      SCS NBT improved $23 million in 2006 as a result of the impact of higher volumes, new and expanded business in all U.S. industry groups and better margins in our Brazil operations. In 2006, SCS NBT was also favorably impacted by a $3 million benefit, net of variable compensation, related to a contract termination.
     2005 versus 2004
      SCS total revenue growth in 2005 was due primarily to increased volumes of managed subcontracted transportation. The favorable revenue comparisons for 2005 also reflect new and expanded business in all industry groups, Canada and Latin America. In 2004, total revenue and operating revenue included $7 million associated with an international inventory procurement contract, the terms of which were favorably renegotiated late in the first quarter of 2004 to eliminate inventory risk that required net revenue reporting on a prospective basis. SCS total revenue and operating revenue also included a favorable foreign currency exchange impact of 2.0% and 1.5%, respectively. In 2005, GM accounted for approximately 35% of SCS total revenue and 18% of SCS operating revenue.
      SCS NBT improved $2 million in 2005 as a result of operating revenue growth from new and expanded business and lower overhead spending. These items were partially offset by lower volumes on certain automotive accounts, including the impact of plant shutdowns and launch costs associated with new business and lower margins in our Brazil operations during the first nine months of 2005.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
     Dedicated Contract Carriage

				Change
	Years ended December 31
				2006/		2005/
	2006	2005	2004	2005		2004

	(Dollars in thousands)
Operating revenue(1)	$548,931	526,941	496,421	4%		6
Subcontracted transportation	19,911	16,327	9,679	22		69

Total revenue	$568,842	543,268	506,100	5%		7

Segment NBT	$42,589	35,129	29,450	21%		19

Segment NBT as a % of total revenue	7.5%	6.5%	5.8%	100	bps	70	bps

Segment NBT as a % of operating revenue(1)	7.8%	6.7%	5.9%	110	bps	80	bps

Memo: Fuel costs(2)	$104,647	94,051	72,529	11%		30

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our DCC business segment and as a measure of sales activity. Subcontracted transportation is excluded from our operating revenue computation as subcontracted transportation is largely a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation.

(2)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.
     2006 versus 2005
      Total revenue and operating revenue grew in 2006 as a result of expanded and new business in the first half of 2006 as well as pricing increases associated with higher average fuel costs. Despite declining revenue growth trends in the second half of 2006, we expect favorable revenue comparisons in 2007 based on planned investments in sales and marketing initiatives. DCC NBT improved $7 million in 2006 due to new and expanded business as well as lower safety and insurance costs, including a hurricane related recovery.
     2005 versus 2004
      DCC revenue in 2005 increased as a result of new and expanded business and pricing increases associated with higher fuel costs. DCC NBT improved $6 million reflecting the earnings leverage from new and expanded business and lower safety and other operating costs resulting from cost management and process improvement actions.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
     Central Support Services

	Years ended December 31			Change

				2006/	2005/
	2006	2005	2004	2005	2004

	(Dollars in thousands)
Human resources	$14,787	14,647	13,982
Finance	56,884	56,964	56,136
Corporate services and public affairs	11,530	13,028	9,196
Information technology	53,282	63,569	69,457
Health and safety	7,823	8,717	7,952
Other	47,833	41,344	48,050

Total CSS	192,139	198,269	204,773	(3)%	(3)
Allocation of CSS to business segments	(152,653)	(162,518)	(171,712)	6	5

Unallocated CSS	$39,486	35,751	33,061	10%	8

     2006 versus 2005
      Total CSS costs in 2006 decreased due to lower information technology costs from ongoing cost containment initiatives, the one-time recovery of $2 million associated with the recognition of common stock received from mutual insurance companies in a prior year and lower spending in corporate services as the prior year included costs associated with the relocation of our headquarters facility. These decreases were slightly offset by higher share-based compensation from expensing stock options and litigation settlement costs associated with a discontinued operation. Unallocated CSS expense increased in 2006 primarily as a result of higher share-based compensation expense.
     2005 versus 2004
      Total CSS costs declined in 2005 due primarily to cost benefits associated with the insourcing and renegotiation of several information technology infrastructure services and lower performance-based incentive compensation costs. This improvement was partially offset by higher spending in corporate services for moving and transition costs associated with the relocation to our new, smaller headquarter facility. Unallocated CSS expenses were up in 2005 largely due to the headquarter relocation costs and higher corporate initiatives spending.
FINANCIAL RESOURCES AND LIQUIDITY
     Cash Flows
      The following is a summary of our cash flows from operating, financing and investing activities:

	Years ended December 31

	2006	2005	2004

	(In thousands)
Net cash (used in) provided by:
Operating activities	$853,587	779,062	866,849
Financing activities	488,202	241,505	(195,760)
Investing activities	(1,339,550)	(988,855)	(720,113)
Effect of exchange rate changes on cash	(2,327)	(3,956)	9,368

Net change in cash and cash equivalents	$(88)	27,756	(39,656)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
      A detail of the individual items contributing to the cash flow changes is included in the Consolidated Statements of Cash Flows.
      Cash provided by operating activities increased in 2006 compared with 2005, due primarily to higher earnings (adjusted for non-cash items) and lower income tax payments which were partially offset by higher pension contributions of $117 million. In 2005, net cash provided by operating activities was impacted by U.S. federal income tax payments of $176 million made in connection with the resolution of our federal income tax audit for the 1998 to 2000 tax period. Cash provided by financing activities for 2006 was $488 million compared with $242 million in 2005. Cash provided by financing activities in 2006 reflects higher debt borrowings used to fund increased vehicle capital spending, higher pension contributions and share repurchases. Cash used in investing activities increased to $1.34 billion in 2006 compared with $989 million in 2005, due to higher vehicle capital spending, principally lease vehicle spending for replacement and expansion of customer fleets, and an increase in restricted cash associated with the implementation of the vehicle like-kind exchange tax program in 2006.
      Cash provided by operating activities decreased in 2005 compared with 2004 due to U.S. federal income tax payments of $176 million made in connection with the resolution of our federal income tax audit for the 1998 to 2000 tax period and $114 million of estimated 2004 and 2005 tax payments made during 2005. Cash provided by financing activities increased in 2005 compared with cash used in financing activities in 2004 due to higher debt borrowings used to fund increased capital requirements and federal income tax payments. Net cash used in investing activities increased in 2005 compared with 2004 due primarily to higher vehicle capital spending. The increase in capital spending was partially offset by lower acquisition-related payments and higher proceeds associated with sales of used vehicles.
      We manage our business to maximize net cash provided by operating activities (operating cash flows) and proceeds from the sale of revenue earning equipment as the principal sources of liquidity. We refer to the sum of operating cash flows, proceeds from the sales of revenue earning equipment and operating property and equipment, collections on direct finance leases, sale and leaseback of revenue earning equipment and other cash inflows as “total cash generated.” We refer to the net amount of cash generated from operating activities and investing activities (excluding changes in restricted cash) as “free cash flow.” Although total cash generated and free cash flow are non-GAAP financial measures, we consider them to be important measures of comparative operating performance. We also believe total cash generated to be an important measure of total cash inflows generated from our ongoing business activities. We believe free cash flow provides investors with an important perspective on the cash available for debt service and for shareholders after making capital investments required to support ongoing business operations. Our calculation of free cash flow may be different from the calculation used by other companies and therefore comparability may be limited.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
      The following table shows the sources of our free cash flow computation:

	Years ended December 31

	2006	2005	2004

	(In thousands)
Net cash provided by operating activities	$853,587	779,062	866,849
Sales of revenue earning equipment	326,079	326,752	288,674
Sales of operating property and equipment	6,575	6,963	42,839
Collections on direct finance leases	66,274	70,408	63,795
Sale and leaseback of revenue earning equipment	—	—	118,533
Other, net	2,163	—	512

Total cash generated	1,254,678	1,183,185	1,381,202
Purchases of property and revenue earning equipment	(1,695,064)	(1,399,379)	(1,092,158)
Acquisitions	(4,113)	(15,110)	(148,791)

Free cash flow	$(444,499)	(231,304)	140,253

      We used $444 million of free cash flow compared to a use of $231 million in 2005 due to increased vehicle capital spending and higher pension contributions. We used $231 million of free cash flow in 2005 compared to generating $140 million in 2004 due to higher capital spending levels and income tax payments made in connection with the resolution of our federal income tax audit for the 1998 to 2000 tax period and estimated tax payments which were partially offset by lower acquisition spending. We anticipate free cash flow levels to improve in 2007 as a result of lower anticipated vehicle capital spending.
      Capital expenditures are generally used to purchase revenue earning equipment (trucks, tractors, trailers) primarily to support the full service lease product line and secondarily to support the commercial rental product line within our FMS business segment. The level of capital required to support the full service lease product line varies directly with the customer contract signings for replacement vehicles and growth. These contracts are long-term agreements that result in predictable cash flows to us typically over a three-to seven-year term for trucks and tractors and up to ten years for trailers. The commercial rental product line utilizes capital for the purchase of vehicles to replenish and expand the fleet available for shorter-term use by contractual or occasional customers. Operating property and equipment expenditures primarily relate to FMS and SCS spending on items such as vehicle maintenance facilities and equipment, computer and telecommunications equipment, and warehouse facilities and equipment.
      The following is a summary of capital expenditures:

	Years ended December 31

	2006	2005	2004

	(In thousands)
Revenue earning equipment:(1)
Full service lease	$1,492,720	1,082,332	862,994
Commercial rental	195,023	251,278	241,858

	1,687,743	1,333,610	1,104,852
Operating property and equipment	71,772	77,360	59,767

Total capital expenditures	1,759,515	1,410,970	1,164,619
Changes in accounts payable related to purchases of revenue earning equipment	(64,451)	(11,591)	(72,461)

Cash paid for purchases of property and revenue earning equipment	$1,695,064	1,399,379	1,092,158

(1)	Capital expenditures exclude non-cash additions of approximately $2 million, $0.4 million and $54 million in 2006, 2005 and 2004, respectively, in assets held under capital leases resulting from the extension of existing operating leases and other additions.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
     Capital expenditures grew in 2006 and 2005 due to increased lease vehicle spending for replacement and expansion of customer fleets. Vehicle capital spending levels were relatively low from 2001 to 2003 as we focused efforts on extending leases with existing customers, redeploying surplus assets and right-sizing our fleet. Accordingly, capital spending levels were relatively higher from 2004 to 2006 because of increased replacement activity. We also experienced increased replacement activity in 2006 associated with the introduction in 2007 of emission after-market devices on newly manufactured engines and vehicles. We expect capital expenditures to decrease to approximately $1.33 billion in 2007 as a result of reduced replacement activity and lower planned-levels of spending for full service lease vehicles. We expect to fund 2007 capital expenditures with both internally generated funds and additional financing.
      In 2005 and 2004, Ryder completed an acquisition related to the FMS segment. Total consideration paid for these acquisitions was $4 million in 2006, $15 million in 2005 and $149 million in 2004. See Note 4, “Acquisitions,” in the Notes to Consolidated Financial Statements for a further discussion. We will continue to evaluate selective acquisitions in FMS, SCS and DCC in 2007.
      Financing and Other Funding Transactions
      We utilize external capital to support growth in our asset-based product lines. The variety of financing alternatives available to fund our capital needs include long-term and medium-term public and private debt, asset-backed securities, bank term loans, leasing arrangements, bank credit facilities and commercial paper.
      The following table shows the movements in our debt balance:

	Years ended December 31

	2006	2005

	(In thousands)
Debt balance at January 1	$2,185,366	1,783,216

Cash-related changes in debt:
Net change in commercial paper borrowings	328,641	188,271
Proceeds from issuance of medium-term notes	550,000	600,000
Proceeds from issuance of other debt instruments	120,568	162,124
Retirement of medium-term notes and debentures	(213,195)	(200,000)
Other debt repaid, including capital lease obligations	(165,324)	(343,933)

	620,690	406,462
Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	(663)	(4,152)
Addition of capital lease obligations	2,295	433
Changes in foreign currency exchange rates and other non-cash items	9,255	(593)

Total changes in debt	631,577	402,150

Debt balance at December 31	$2,816,943	2,185,366

      In accordance with our funding philosophy, we attempt to match the average remaining repricing life of our debt with the average remaining life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25% - 45% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total obligations (including notional value of swap agreements) was 31% at December 31, 2006, compared with 32% at December 31, 2005.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
      Ryder’s leverage ratios and a reconciliation of balance sheet debt to total obligations were as follows:

	December 31,	% to	December 31,	% to
	2006	Equity	2005	Equity

	(Dollars in thousands)
On-balance sheet debt	$2,816,943	164%	$2,185,366	143%
Off-balance sheet debt — PV of minimum lease payments and guaranteed residual values under operating leases for vehicles(1)	77,998		117,062

Total obligations	$2,894,941	168%	$2,302,428	151%

(1)	Present value (PV) does not reflect payments Ryder would be required to make if we terminated the related leases prior to the scheduled expiration dates.
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
      The increase in leverage ratios in 2006 was driven by our increased capital spending required to support our contractual full service lease business, pension contributions and stock repurchases. Our long-term target percentage of total obligations to equity is 250% to 300% while maintaining a strong investment grade rating. We believe this leverage range is appropriate for our business due to the liquidity of our vehicle portfolio and because a substantial component of our assets are supported by long-term customer leases.
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
      Our debt ratings at December 31, 2006 were as follows:

	Short-term	Long-term	Outlook

Moody’s Investors Service	P2	Baa1	Stable (June 2004)
Standard & Poor’s Ratings Services	A2	BBB+	Stable (April 2005)
Fitch Ratings	F2	A-	Stable (July 2005)
      Ryder can borrow up to $870 million through a global revolving credit facility with a syndicate of twelve lenders. The credit facility matures in May 2010 and is used primarily to finance working capital and provide support for the issuance of commercial paper. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at December 31, 2006). At Ryder’s option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 11.0 basis points, which applies to the total facility of $870 million, and is based on Ryder’s current long-term credit ratings. The credit facility contains no provisions restricting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
negative covenants. In order to maintain availability of funding, Ryder must maintain a ratio of debt to consolidated tangible net worth, as defined in the credit facility agreement, of less than or equal to 300%. Throughout 2006, we were in compliance with this and all other restrictive covenants for our revolving credit facility and do not expect the covenants to significantly affect our operations. The ratio at December 31, 2006 was 146%. At December 31, 2006, $113 million was available under the credit facility.
      During 1986, we issued at a discount $100 million principal amount of unsecured debentures due May 2016, with a stated interest rate of 9.0%, payable semi-annually. During the fourth quarter of 2006, we retired $63 million principal amount of these debentures at a premium, which resulted in a charge of $2 million. The charge represents the premium paid on the early extinguishment and the write-off of related debt discount and issuance costs.
      During 2006, we issued $550 million of unsecured medium-term notes, of which $250 million mature in May 2011 and $300 million mature in November 2016. During 2005, we issued $600 million of unsecured medium-term notes, of which $225 million mature in April 2010, $175 million mature in April 2011 and $200 million mature in June 2012. The proceeds from the notes were used for general corporate purposes.
      During 2005, Ryder filed a universal shelf registration statement with the Securities and Exchange Commission (SEC) to issue up to $800 million of securities, including $65 million of available securities that was carried forward from the previous shelf registration statement. Proceeds from debt issuances under the universal shelf registration statement are being used for general corporate purposes, which may include capital expenditures, share repurchases and reduction in commercial paper borrowings. At December 31, 2006, Ryder had $250 million of debt securities available for issuance under the latest registration statement.
      In September 2005, Ryder Receivable Funding, II, L.L.C. (RRF LLC), a bankruptcy remote, consolidated subsidiary of Ryder, entered into a Trade Receivables Purchase and Sale Agreement (the Trade Receivables Agreement) with various financial institutions. Under this program, Ryder sells certain of its domestic trade accounts receivable to RRF LLC who in turn may sell, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit and (or) committed purchasers. Under the terms of the program, RRF LLC and Ryder have provided representations, warranties, covenants and indemnities that are customary for accounts receivable facilities of this type. Ryder entered into this program to provide additional liquidity to fund its operations, particularly when the cost of such sales is cost effective compared with other funding programs, notably the issuance of unsecured commercial paper. This program is accounted for as a collateralized financing arrangement. The available proceeds that may be received by RRF LLC under the program are limited to $200 million. RRF LLC’s costs under this program may vary based on changes in Ryder’s unsecured debt ratings and changes in interest rates. If no event occurs that would cause early termination, the 364-day program will expire on September 11, 2007. At December 31, 2006, there were no receivables outstanding under the Trade Receivables Agreement.
      At December 31, 2006, Ryder had the following amounts available to fund operations under the aforementioned facilities:

(In millions)
Global revolving credit facility	$113
Shelf registration statement	250
Trade receivables facility	200
      We believe that our existing cash and cash equivalents, operating cash flows, commercial paper program, revolving credit facility, shelf registration with the SEC and the trade receivables facility will adequately meet our working capital and capital expenditure needs for the foreseeable future.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
      Off-Balance Sheet Arrangements
      Sale and leaseback transactions. We periodically enter into sale and leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors (e.g., regional banks, pension plans, insurance companies, etc.) and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions that are not deemed to be variable interest entities (VIEs). In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense.
      During 2004, we completed two sale-leaseback transactions of revenue earning equipment with third-party financial institutions not deemed to be VIEs and these transactions qualified for off-balance sheet treatment. Proceeds from the sale-leaseback transactions totaled $97 million. In connection with these leases we have provided limited guarantees of the residual values of the leased vehicles (residual value guarantees) that are conditioned upon disposal of the leased vehicles prior to the end of their lease term. Proceeds from other sale-leaseback transactions during 2004 that did not qualify for off-balance sheet treatment were $22 million. We have not entered into any sale-leaseback transactions since 2004.
      Guarantees. Ryder has executed various agreements with third parties that contain standard indemnifications that may require Ryder to indemnify a third party against losses arising from a variety of matters such as lease obligations, financing agreements, environmental matters, and agreements to sell business assets. In each of these instances, payment by Ryder is contingent on the other party bringing about a claim under the procedures outlined in the specific agreement. Normally, these procedures allow Ryder to dispute the other party’s claim. Additionally, Ryder’s obligations under these agreements may be limited in terms of the amount and (or) timing of any claim. In October 2006, Ryder entered into individual indemnification agreements with each of its independent directors. The terms of the indemnification agreements provide, among other things, that to the extent permitted by Florida law, Ryder will indemnify such director acting in good faith in a manner he or she reasonably believed to be in, or not opposed to, the best interests of Ryder, against any and all losses, expenses and liabilities arising out of such director’s service as a director of Ryder. The maximum amount of potential future payments is generally unlimited. We cannot predict the maximum potential amount of future payments under certain of these agreements, including the indemnification agreements, due to the contingent nature of the potential obligations and the distinctive provisions that are involved in each individual agreement. Historically, no such payments made by Ryder have had a material adverse effect on our business. We believe that if a loss were incurred in any of these matters, the loss would not result in a material adverse impact on our consolidated results of operations or financial position. The total amount of maximum exposure determinable under these types of provisions at December 31, 2006 and 2005 was $17 million and $16 million, respectively, and we have accrued $2 million and $3 million, respectively, as a corresponding liability. See Note 18, “Guarantees,” in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
      Contractual Obligations and Commitments
      As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements, lease agreements and unconditional purchase obligations. The following table summarizes our expected future contractual cash obligations and commitments at December 31, 2006:

	2007	2008 - 2009	2010 - 2011	Thereafter	Total

	(In thousands)
Debt	$332,124	269,720	1,468,587	743,003	2,813,434
Capital lease obligations	621	1,109	474	1,305	3,509

Total debt	332,745	270,829	1,469,061	744,308	2,816,943

Interest on debt(1)	139,648	245,390	138,172	262,139	785,349
Operating leases(2)	108,878	128,425	85,637	47,034	369,974
Purchase obligations(3)	340,427	41,850	4,350	—	386,627

Total contractual cash obligations	588,953	415,665	228,159	309,173	1,541,950

Insurance obligations(4)	117,311	113,414	47,754	29,930	308,409
Other long-term liabilities(5),(6)	24,831	3,667	2,010	48,591	79,099

Total	$1,063,840	803,575	1,746,984	1,132,002	4,746,401

(1)	Total debt matures at various dates through fiscal year 2025 and bears interest principally at fixed rates. Interest on variable-rate debt is calculated based on the applicable rate at December 31, 2006. Amounts are based on existing debt obligations, including capital leases, and do not consider potential refinancings of expiring debt obligations.

(2)	Represents future lease payments associated with vehicles, equipment and properties under operating leases. Amounts are based upon the general assumption that the leased asset will remain on lease for the length of time specified by the respective lease agreements. No effect has been given to renewals, cancellations, contingent rentals or future rate changes.

(3)	The majority of our purchase obligations are pay-as-you-go transactions made in the ordinary course of business. Purchase obligations include agreements to purchase goods or services that are legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed minimum or variable price provisions; and the approximate timing of the transaction. The most significant item included in the above table are purchase obligations related to vehicles. Purchase orders made in the ordinary course of business that are cancelable are excluded from the above table. Any amounts for which we are liable under purchase orders are reflected in our Consolidated Balance Sheets as “Accounts payable” and “Accrued expenses and other current liabilities.”

(4)	Insurance obligations are primarily comprised of self-insurance accruals.

(5)	Represents other long-term liability amounts reflected in our Consolidated Balance Sheets that have known payment streams. The most significant items included were asset retirement obligations, deferred compensation obligations and derivative contracts.

(6)	The amounts exclude our estimated pension contributions. For 2007, our pension contributions, including our minimum funding requirements as set forth by ERISA and international regulatory bodies, are expected to be $58 million. Our minimum funding requirements after 2007 are dependent on several factors. However, we estimate that the present value of required contributions over the next 5 years is approximately $56 million (pre-tax) for the U.S. plan (assuming expected long-term rate of return realized and other assumptions remain unchanged). We also have payments due under our other postretirement benefit (OPEB) plans. These plans are not required to be funded in advance, but are pay-as-you-go. See further discussion in Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements.
     Pension Information
      At December 31, 2006, we had an accumulated net equity charge (after-tax) of $201 million compared to $221 million as of December 31, 2005. The adoption of SFAS No. 158 required us to record a charge related to the unrecognized net actuarial losses, unrecognized prior service costs and unrecognized transition asset. The after-tax equity charge of $201 million includes the impact of the adoption of SFAS No. 158 which increased the equity charge by $151 million at December 31, 2006. The decrease in the equity charge of $178 million, prior to the impact of adopting SFAS No. 158, was principally the

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
result of fully funding accumulated benefit obligations of our primary pension plan. The improved funding levels resulted from strong investment returns on pension plan assets, global pension contributions during 2006, and a reduction in pension obligations as a result of a higher interest rate environment. Total asset returns for our U.S. qualified pension plan (our primary plan) were 14% in 2006.
      The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. During 2006, total pension contributions, including our international plans, were $130 million compared with $12 million in 2005. After considering the 2006 contributions and asset performance, the projected present value of estimated contributions for our U.S. plan that would be required over the next 5 years totals approximately $56 million (pre-tax). Changes in interest rates and the market value of the securities held by the plans during 2006 could materially change, positively or negatively, the underfunded status of the plans and affect the level of pension expense and required contributions in 2007 and beyond. See Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.
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
      On January 5, 2007, our Board of Directors approved an amendment to freeze the U.S. pension plan effective December 31, 2007 for current participants who do not meet certain grandfathering criteria. As a result, these employees will cease accruing further benefits after December 31, 2007 and will participate in an enhanced 401(k) plan. Those participants that meet the grandfathering criteria will be given the option to either continue to earn benefits in the U.S. pension plan or transition into an enhanced 401(k) plan. All retirement benefits earned as of December 31, 2007 will be fully preserved and will be paid in accordance with the plan and legal requirements. Employees hired after January 1, 2007 will not be eligible to participate in the pension plan. Due to the fact that our pension plan is being replaced by an enhanced 401(k) plan to which we will also be contributing, we do not believe our benefit plan funding requirements will change significantly as a result of the freeze of the U.S. pension plan.
      Share Repurchase Programs and Cash Dividends
      In May 2006, our Board of Directors authorized a two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. Under the May 2006 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees upon the exercise of stock options or through the employee stock purchase plan since March 1, 2006. The May 2006 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases are made periodically in open-market transactions, and are subject to market conditions, legal requirements and other factors. Management was granted the authority to establish a trading plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the May 2006 program, which allowed for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. At December 31, 2006, we repurchased and retired approximately 1.8 million shares under the May 2006 program at an aggregate cost of $93 million.
      In October 2005, our Board of Directors authorized a $175 million share repurchase program over a period not to exceed two years. Share repurchases of common stock were made periodically in open-market transactions and were subject to market conditions, legal requirements and other factors. Management established a prearranged written plan for the Company under Rule 10b5-1 of the Securities

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Exchange Act of 1934 as part of the October 2005 program, which allowed for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During the first quarter of 2006, we completed the October 2005 program. In 2006 and 2005, we repurchased and retired approximately 1.6 million and 2.6 million shares, respectively, under the October 2005 program at an aggregate cost of $66 million and $109 million, respectively.
      In July 2004, our Board of Directors authorized a two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. Under the July 2004 program, shares of common stock were purchased in an amount not to exceed the number of shares issued to employees upon the exercise of stock options or through the employee stock purchase plan since May 1, 2004. The July 2004 program limited aggregate share repurchases to no more than 3.5 million shares of Ryder common stock. Share repurchases of common stock were made periodically in open-market transactions, and were subject to market conditions, legal requirements and other factors. Management established a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the July 2004 program, which allowed for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During the fourth quarter of 2005, we replaced the July 2004 program with the October 2005 program noted previously. In 2005 and 2004, we repurchased and retired approximately 1.0 million and 1.4 million shares, respectively, under the July 2004 program at an aggregate cost of $43 million and $62 million, respectively.
      In October 2003, our Board of Directors authorized a $90 million share repurchase program over a period not to exceed two years. Under the October 2003 program, shares of common stock were purchased in a dollar amount not to exceed the proceeds generated from the issuance of common stock to employees since January 1, 2003. Share repurchases of common stock were made periodically in open-market transactions and were subject to market conditions, legal requirements and other factors. During the second quarter of 2004, we completed the October 2003 program. In 2004, we repurchased and retired approximately 2.4 million shares, under the October 2003 program at an aggregate cost of $87 million.
      Cash dividend payments to shareholders of common stock were $44 million in 2006, $41 million in 2005 and $39 million in 2004. During 2006, we increased our annual dividend to $0.72 per share of common stock. In February 2007, our Board of Directors declared a quarterly cash dividend of $0.21 per share of common stock. The dividend reflects a $0.03 increase from the $0.18 per share of common stock quarterly cash dividend paid in 2006.
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
      Exposure to market risk for changes in interest rates relates primarily to debt obligations. Our interest rate risk management program objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. We manage our exposure to interest rate risk through the proportion of fixed-rate and variable-rate debt in the total debt portfolio. From time to time, we also use interest rate swap and cap agreements to manage our fixed-rate and variable-rate exposure and to better match the repricing of debt instruments to that of our portfolio of assets. See Note 17, “Financial Instruments and Risk Management,” in the Notes to Consolidated Financial Statements for further discussion on outstanding interest rate swap agreements at December 31, 2006 and 2005.
      At December 31, 2006, we had $1.95 billion of fixed-rate debt (excluding capital leases) with a weighted-average interest rate of 5.5% and a fair value of $1.93 billion, including the effects of the interest

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
rate swap. A hypothetical 10% decrease or increase in the December 31, 2006 market interest rates would impact the fair value of our fixed-rate debt by approximately $37 million. At December 31, 2006, the fair value of our interest rate swap agreement was recorded as an asset and was not material. At December 31, 2005, we had $1.52 billion of fixed-rate debt (excluding capital leases) with a weighted-average interest rate of 5.5% and a fair value of $1.51 billion, including the effects of interest rate swaps. A hypothetical 10% decrease or increase in the December 31, 2005 market interest rates would impact the fair value of our fixed-rate debt by approximately $26 million. At December 31, 2005, the fair value of our interest rate swap agreement was recorded as a liability totaling $0.2 million. We estimated the fair value of derivatives based on dealer quotations.
      At December 31, 2006, we had $865 million of variable-rate debt, including the effects of interest-rate swaps, which effectively changed $35 million of fixed-rate debt instruments with a weighted-average interest rate of 6.6% to LIBOR-based floating-rate debt at a current weighted-average interest rate of 6.3%. Changes in the fair value of the interest rate swaps are offset by changes in the fair value of the debt instruments and no net gain or loss is recognized in earnings. At December 31, 2006, the fair value of our interest rate swap agreements was recorded as an asset totaling $0.1 million. At December 31, 2005, we had $661 million of variable-rate debt, including the effects of interest rate swaps, which effectively changed $185 million of fixed-rate debt instruments with a weighted-average interest rate of 6.7% to LIBOR-based floating-rate debt at a current weighted-average interest rate of 6.2%. The fair value of our interest rate swap agreements at December 31, 2005 was recorded as an asset totaling $0.8 million. A hypothetical 10% increase in market interest rates would impact 2007 pre-tax earnings by approximately $5 million.
      Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. The majority of our transactions are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed include the Canadian dollar, British pound sterling, Brazilian real and Mexican peso. We manage our exposure to foreign currency exchange rate risk related to our foreign operations’ buying, selling and financing in currencies other than local currencies by naturally offsetting assets and liabilities not denominated in local currencies. A hypothetical uniform 10% strengthening in the value of the dollar relative to all the currencies in which our transactions are denominated would result in a decrease to pre-tax earnings of approximately $6 million. We also use foreign currency option contracts and forward agreements from time to time to hedge foreign currency transactional exposure. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries, since we generally have no near-term intent to repatriate funds from such subsidiaries. At December 31, 2006 and 2005, we had a $78 million cross-currency swap used to hedge our net investment in a foreign subsidiary and for which we recognized a liability equal to its fair value of $20 million and $10 million, respectively. At December 31, 2006, we also had forward foreign currency exchange contracts with an aggregate fair value of $0.3 million. The potential loss in fair value for such instruments from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $10 million and $9 million at December 31, 2006 and 2005, respectively. We estimated the fair values of derivatives based on dealer quotations.
      Exposure to market risk for fluctuations in fuel prices relates to a small portion of our service contracts for which the cost of fuel is integral to service delivery and the service contract does not have a mechanism to adjust for increases in fuel prices. At December 31, 2006, we also had various fuel purchase arrangements in place to ensure delivery of fuel at market rates in the event of fuel shortages. We are exposed to fluctuations in fuel prices in these arrangements since none of the arrangements fix the price of fuel to be purchased. Increases and decreases in the price of fuel are generally passed on to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. We believe the exposure to fuel price fluctuations would not materially impact Ryder’s results of operations, cash flows or financial position.
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
      Capital expenditures related to these programs totaled approximately $1 million in 2006 and 2005 and $2 million in 2004. We incurred environmental expenses of $8 million, $9 million and $10 million in 2006, 2005 and 2004, respectively, which included remediation costs as well as normal recurring expenses such as licensing, testing and waste disposal fees. Based on current circumstances and the present standards imposed by government regulations, environmental expenses and related capitalized costs should not increase materially from 2006 levels in the near term.
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
      Depreciation and Residual Value Guarantees. We periodically review and adjust the residual values and useful lives of revenue earning equipment of our FMS business segment as described in Note 1, “Summary of Significant Accounting Policies — Revenue Earning Equipment, Operating Property and Equipment and Depreciation” and “Summary of Significant Accounting Policies — Residual Value Guarantees and Deferred Gains,” in the Notes to Consolidated Financial Statements. Reductions in residual values (i.e., the price at which we ultimately expect to dispose of revenue earning equipment) or useful lives will result in an increase in depreciation expense over the life of the equipment. We review residual values and useful lives of revenue earning equipment on an annual basis or more often if deemed necessary for specific groups of our revenue earning equipment. Reviews are performed based on vehicle class, generally subcategories of trucks, tractors and trailers by weight and usage. We consider factors such

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
as current and expected future market price trends on used vehicles, expected life of vehicles included in the fleet and extent of alternative uses for leased vehicles (e.g., rental fleet, and SCS and DCC applications). As a result, future depreciation expense rates are subject to change based upon changes in these factors. At the end of 2006, we completed our annual review of the residual values and useful lives of revenue earning equipment. Based on the results of our analysis, we will adjust the residual values and useful lives of certain classes of revenue earning equipment on January 1, 2007, which will cause depreciation expense in 2007 to decrease by approximately $11 million compared with 2006. Based on the mix of revenue earning equipment at December 31, 2006, a 10% decrease in expected vehicle residual values would increase depreciation expense in 2007 by approximately $80 million.
      Ryder also leases vehicles under operating lease agreements. Certain of these agreements contain limited guarantees for a portion of the residual values of the equipment. Results of the reviews described above for owned equipment are also applied to equipment under operating lease. The amount of residual value guarantees expected to be paid is recognized as rent expense over the expected remaining term of the lease. At December 31, 2006, total liabilities for residual value guarantees of $2 million were included in “Accrued expenses and other current liabilities” (for those payable in less than one year) and in “Other non-current liabilities.” While we believe that the amounts are adequate, changes to management’s estimates of residual value guarantees may occur due to changes in the market for used vehicles, the condition of the vehicles at the end of the lease and inherent limitations in the estimation process. Based on the existing mix of vehicles under operating lease agreements at December 31, 2006, a 10% decrease in expected vehicle residual values would increase rent expense in 2007 by approximately $1 million.
      Pension Plans. Ryder sponsors several defined benefit plans covering most employees. These plans generally provide participants with benefits based on years of service and career-average compensation levels. We apply actuarial methods to determine the annual net periodic pension expense and pension plan liabilities on an annual basis, or on an interim basis if there is an event requiring remeasurement. Each December, we review actual experience compared with the more significant assumptions used and make adjustments to our assumptions, if warranted. In determining our annual estimate of periodic pension cost, we are required to make an evaluation of critical factors such as discount rate, expected long-term rate of return, expected increase in compensation levels, retirement rate and mortality. Discount rates are based upon a duration analysis of expected benefit payments and the equivalent average yield for high quality corporate fixed income investments as of our December 31 annual measurement date. In order to provide a more accurate estimate of the discount rate relevant to our plan, we use models that match projected benefits payments of our primary U.S. plan to coupons and maturities from a hypothetical portfolio of high quality corporate bonds. Long-term rate of return assumptions are based on actuarial review of our asset allocation strategy and long-term expected asset returns. Investment management and other fees paid using plan assets are factored into the determination of asset return assumptions. The composition of our pension assets was 77% equity securities and 23% debt securities and other investments. The rate of increase in compensation levels is reviewed with the actuaries based upon actual experience. Retirement rates are based primarily on actual plan experience, while standard actuarial tables are used to estimate mortality.
      Accounting guidance applicable to pension plans does not require immediate recognition of the effects of a deviation between these assumptions and actual experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and recorded within Accumulated Other Comprehensive Loss beginning December 31, 2006. Previously, these amounts were not recorded. We have an actuarial loss of $318 million at the end of 2006 compared with a loss of $428 million at the end of 2005. The decrease in the net actuarial loss in 2006 resulted from actuarial gains associated with an increase in discount rates and plan assets earning a rate of return above the assumed rates. To the extent the amount of all actuarial gains and losses exceed 10% of the larger of the benefit obligation or plan assets, such amount is amortized over the average remaining service life of

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
active participants. The amount of the actuarial loss subject to amortization in 2007 will be $165 million. The effect on years beyond 2007 will depend substantially upon the actual experience of our plans.
      Disclosure of the significant assumptions used in arriving at the 2006 net pension expense is presented in Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements. A sensitivity analysis of projected 2007 net pension expense to changes in key underlying assumptions for our primary plan, the U.S. pension plan, is presented below.

				Effect on
			Impact on 2007 Net	December 31, 2006
	Assumed Rate	Change	Pension Expense	Projected Benefit Obligation

Discount rate increase	5.73%	+ 0.25%	- $6 million	- $39 million
Discount rate decrease	5.73%	- 0.25%	+ $5 million	+ $39 million
Expected long-term rate of return on assets	8.50%	+/- 0.25%	-/+ $3 million
Rate of increase in compensation levels	4.00%	+/- 0.50%	+/- $1 million
      Self-Insurance Accruals. We use a variety of statistical and actuarial methods that are widely used and accepted in the insurance industry to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as frequency and severity of claims, claim development and payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. On an annual basis, third-party actuaries perform a separate analysis of our self-insurance accruals for reasonableness. Our estimates may be impacted by such factors as increases in the market price for medical services, unpredictability of the size of jury awards and limitations inherent in the estimation process. While we believe that self-insurance accruals are adequate, there can be no assurance that changes to our estimates may not occur. Based on self-insurance accruals at December 31, 2006, a 5% adverse change in actuarial claim loss estimates would increase operating expense in 2007 by approximately $13 million.
      Goodwill Impairment. We assess goodwill for impairment, as described in Note 1, “Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements, on an annual basis or more often if deemed necessary. To determine whether goodwill impairment indicators exist, we are required to assess the fair value of the reporting unit and compare it to the carrying value. A reporting unit is a component of an operating segment for which discrete financial information is available and management regularly reviews its operating performance. Our valuation of fair value for each reporting unit is determined based on a discounted future cash flow model. Estimates of future cash flows are dependent on our knowledge and experience about past and current events and assumptions about conditions we expect to exist. These assumptions are based on a number of factors including future operating performance, economic conditions and actions we expect to take. In addition to these factors, our SCS reporting units are dependent on several key customers or industry sectors. The loss of a key customer may have a significant impact to one of our SCS reporting units, causing us to assess whether or not the event resulted in a goodwill impairment loss. For example, the profitability and valuation of fair value for our SCS — U.K. reporting unit is dependent in large part to several significant customer contracts. While we believe our estimates of future cash flows are reasonable, there can be no assurance that deterioration in economic conditions, customer relationships or adverse changes to expectations of future performance will not occur, resulting in a goodwill impairment loss. Our annual impairment test, performed as of April 1, 2006, did not result in any impairment of goodwill. At December 31, 2006, goodwill totaled $159 million.
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
      Determining whether revenue should be reported as gross or net is based on an assessment of whether we are acting as the principal or the agent in the transaction and involves judgment based on the terms of the arrangement. To the extent we are acting as the principal in the transaction, revenue is reported on a gross basis. To the extent we are acting as an agent in the transaction, revenue is reported on a net basis. In the majority of our arrangements, we are acting as a principal and therefore report revenue on a gross basis. However, our SCS business segment engages in some transactions where we act as agents and thus record revenue on a net basis.
      In transportation management arrangements where we act as principal, revenue is reported on a gross basis for subcontracted transportation billed to our customers. As a result of entering into a management subcontracted transportation contract in 2005, under which we have determined we are acting as principal, the amount of managed subcontracted transportation expense and corresponding revenue has increased significantly. From time to time, the terms and conditions of our transportation management arrangements may change, which could require a change in revenue recognition from a gross basis to a net basis or vice versa. Our measure of operating revenue would not be impacted by a change in revenue reporting.
      Income Taxes. Ryder’s overall tax position is complex and requires careful analysis by management to estimate the expected realization of income tax assets and liabilities.
      Tax regulations require items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements is different than that reported in the tax return. Some of these differences are permanent, such as expenses that are not deductible on the tax return, and some are timing differences, such as depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years for which we have already recorded the tax benefit in the financial statements. Deferred tax assets amounted to $238 million and $235 million at December 31, 2006 and 2005, respectively. We record a valuation allowance for deferred tax assets to reduce such assets to amounts expected to be realized. At December 31, 2006 and 2005, the deferred tax valuation allowance, principally attributed to foreign tax loss carryforwards in the SCS business segment, was $13 million and $12 million, respectively. In determining the required level of valuation allowance, we consider whether it is more likely than not that all or some portion of deferred tax assets will not be realized. This assessment is based on management’s expectations as to whether sufficient taxable income of an appropriate character will be realized within tax carryback and carryforward periods. Our assessment involves estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates. Should we change our estimate of the amount of deferred tax assets that we would be able to realize, an adjustment to the valuation allowance would result in an increase or decrease to the provision for income taxes in the period such a change in estimate was made.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
      As discussed in Note 14, “Income Taxes,” in the Notes to Consolidated Financial Statements, in February 2005 we resolved all issues with the IRS related to the 1998 and 2000 tax period, including interest and penalties. In connection with the resolution of this audit, on February 22, 2005 we paid $176 million (after utilization of all available federal net operating losses and alternative minimum tax credit carryforwards), including interest through the date of payment. In 2005, the IRS began auditing our federal income tax returns for 2001 to 2003. We believe that Ryder has not entered into any other transactions since 2000 that raise the same type of issues identified by the IRS in its most recent audit.
RECENT ACCOUNTING PRONOUNCEMENTS
      See Note 1, “Summary of Significant Accounting Policies — Recent Accounting Pronouncements,” in the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.
NON-GAAP FINANCIAL MEASURES
      This Annual Report on Form 10-K includes information extracted from consolidated financial information but not required by generally accepted accounting principles (GAAP) to be presented in the financial statements. Certain of this information are considered “non-GAAP financial measures” as defined by SEC rules. Specifically, we refer to operating revenue, salaries and employee-related costs as a percentage of operating revenue, FMS operating revenue, FMS NBT as a % of operating revenue, SCS operating revenue, SCS NBT as a % of operating revenue, DCC operating revenue, DCC NBT as a % of operating revenue, total cash generated, free cash flow, total obligations, total obligations to equity, and comparable earnings from continuing operations and comparable earnings per diluted common share from continuing operations excluding net tax benefits, pension accounting charge and gain on sale of headquarter complex. We believe that the comparable earnings from continuing operations and comparable earnings per diluted common share from continuing operations measures provide useful information to investors because they exclude significant items that are unrelated to our ongoing business operations. As required by SEC rules, we provide a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure and an explanation why management believes that presentation of the non-GAAP financial measure provides useful information to investors. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP.
      The following table provides a numerical reconciliation of earnings from continuing operations and earnings per diluted common share from continuing operations excluding net tax benefits, pension accounting charge and gain on sale of headquarter complex to comparable earnings from continuing

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
operations and comparable earnings per diluted common share from continuing operations for December 31, 2006, 2005 and 2004, which was not provided within the MD&A discussion:

	Years ended December 31

	2006	2005	2004

	(In thousands, except per share
	amounts)
Earnings from continuing operations	$248,959	227,628	215,609
Net tax benefits	(6,796)	(7,627)	(9,221)
Pension accounting charge	3,720	—	—
Gain on sale of headquarter complex	—	—	(15,409)

Comparable earnings from continuing operations	$245,883	220,001	190,979

Earnings per diluted common share from continuing operations	$4.04	3.53	3.28
Net tax benefits	(0.11)	(0.12)	(0.14)
Pension accounting charge	0.06	—	—
Gain on sale of headquarter complex	—	—	(0.23)

Comparable earnings per diluted common share from continuing operations	$3.99	3.41	2.91

      The following table provides a numerical reconciliation of total revenue to operating revenue for December 31, 2006, 2005 and 2004, which was not provided within the MD&A discussion:

	Years ended December 31

	2006	2005	2004

	(In thousands)
Total revenue	$6,306,643	5,740,847	5,150,278
Fuel services and subcontracted transportation revenue	(2,040,459)	(1,694,579)	(1,227,189)
Fuel eliminations	188,047	164,613	118,809

Operating revenue	$4,454,231	4,210,881	4,041,898

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
      Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Annual Report contains forward-looking statements including, but not limited to, statements regarding:

•	our expectations as to anticipated revenue and earnings trends and future economic conditions;

•	our ability to improve our competitive advantage by leveraging our vehicle buying power, reducing vehicle downtime, providing innovative broad-based supply chain solutions and increasing our customers’ competitive positions;

•	the impact of the restructuring activities and growth initiatives on our FMS business segment;

•	our ability to successfully achieve the operational goals that are the basis of our business strategies, including offering competitive pricing, diversifying our customer base, optimizing asset utilization, leveraging the expertise of our various business segments, serving our customers’ global needs and expanding our support services;

•	impact of losses from conditional obligations arising from guarantees;

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

•	number of NLE vehicles in inventory over the near term;

•	our belief as to the adequacy of our insurance coverages and self-insurance accruals, funding sources and the effectiveness of our interest and foreign currency exchange rate risk management programs;

•	our relationship with our employees;

•	our belief that we can continue to realize significant savings from our cost management initiatives and process improvement actions, and that such initiatives and actions will mitigate pricing pressures from our SCS customers;

•	estimates of free cash flow and capital expenditures for 2007;

•	the adequacy of our accounting estimates and reserves for pension expense, depreciation and residual value guarantees, self-insurance reserves, goodwill impairment, accounting changes and income taxes, and the future impact of FIN 48;

•	our belief that we have not entered into any other transactions since 2000 that raise the same type of issues identified by the IRS in their audit of the 1998 to 2000 tax period;

•	our ability to fund all of our operations for the foreseeable future through internally generated funds and outside funding sources; and

•	the anticipated impact of fuel price fluctuations and cost of environmental liabilities;

•	the anticipated impact of ongoing legal proceedings;

•	our expectations as to future pension expense and contributions, as well as the effect of the freeze of the U.S. pension plan on our benefit funding requirements;

•	the anticipated income tax impact of the like-kind exchange program;

•	our ability to mitigate the impact of adverse downturns in specific sectors of the economy through customer diversification.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      The information required by ITEM 7A is included in ITEM 7 (pages 48 through 50) of PART II of this report.

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
      Management assessed the effectiveness of Ryder’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework.” Based on our assessment and those criteria, management determined that Ryder maintained effective internal control over financial reporting as of December 31, 2006.
      Ryder’s independent registered certified public accounting firm has audited management’s assessment of the effectiveness of Ryder’s internal control over financial reporting. Their report appears on pages 59 through 60.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
RYDER SYSTEM, INC.:
      We have completed an integrated audit of Ryder System, Inc’s. 2006 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audit, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the accompanying consolidated balance sheet as of December 31, 2006 and the related consolidated statement of earnings, shareholders’ equity, and cash flows for the year then ended present fairly, in all material respects, the financial position of Ryder System, Inc. and its subsidiaries at December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the 2006 financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      As discussed in Note 2 to the consolidated financial statements, in 2006 the Company changed its methods of accounting for share-based compensation and pension and other postretirement plans.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in the accompanying Management’s Report On Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
February 12, 2007
Miami, Florida

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
RYDER SYSTEM, INC.:
      We have audited the accompanying consolidated balance sheet of Ryder System, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule listed in the accompanying index, in so far as it relates to 2005 and 2004. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ryder System, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, in so far as it relates to 2005 and 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      As discussed in the notes to consolidated financial statements, the Company changed its method of accounting for conditional asset retirement obligations in 2005.
/s/ KPMG LLP
February 15, 2006
Miami, Florida

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended December 31

	2006	2005	2004

	(In thousands, except per share amounts)
Revenue	$6,306,643	5,740,847	5,150,278

Operating expense (exclusive of items shown separately)	2,722,592	2,572,241	2,305,322
Salaries and employee-related costs	1,397,391	1,262,160	1,233,038
Subcontracted transportation	865,475	638,319	424,991
Depreciation expense	743,288	740,415	706,028
Gains on vehicle sales, net	(50,766)	(47,098)	(34,504)
Equipment rental	103,297	102,816	108,468
Interest expense	140,561	120,474	100,114
Miscellaneous income, net	(11,732)	(8,944)	(6,625)
Restructuring and other charges (recoveries), net	3,564	3,376	(17,676)

	5,913,670	5,383,759	4,819,156

Earnings from continuing operations before income taxes	392,973	357,088	331,122
Provision for income taxes	144,014	129,460	115,513

Earnings from continuing operations	248,959	227,628	215,609
Earnings from discontinued operations, net of tax	—	1,741	—
Cumulative effect of change in accounting principle, net of tax	—	(2,440)	—

Net earnings	$248,959	226,929	215,609

Earnings per common share — Basic:
Continuing operations	$4.09	3.57	3.35
Discontinued operations	—	0.03	—
Cumulative effect of change in accounting principle	—	(0.04)	—

Net earnings	$4.09	3.56	3.35

Earnings per common share — Diluted:
Continuing operations	$4.04	3.53	3.28
Discontinued operations	—	0.03	—
Cumulative effect of change in accounting principle	—	(0.04)	—

Net earnings	$4.04	3.52	3.28

See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31

	2006	2005

	(Dollars in thousands,
	except per share amount)
Assets:
Current assets:
Cash and cash equivalents	$128,639	128,727
Receivables, net	883,478	820,825
Inventories	59,318	59,579
Prepaid expenses and other current assets	190,381	154,624

Total current assets	1,261,816	1,163,755
Revenue earning equipment, net of accumulated depreciation of $2,825,876 and $2,862,998, respectively	4,509,332	3,794,410
Operating property and equipment, net of accumulated depreciation of $778,550 and $748,604, respectively	498,968	486,802
Goodwill	159,244	155,785
Intangible assets	14,387	22,462
Direct financing leases and other assets	385,176	410,050

Total assets	$6,828,923	6,033,264

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$332,745	269,438
Accounts payable	515,121	414,336
Accrued expenses and other current liabilities	419,756	569,721

Total current liabilities	1,267,622	1,253,495
Long-term debt	2,484,198	1,915,928
Other non-current liabilities	449,158	487,268
Deferred income taxes	907,166	849,117

Total liabilities	5,108,144	4,505,808

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, December 31, 2006 or 2005	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, 2006 — 60,721,528; 2005 — 61,869,473	30,220	30,935
Additional paid-in capital	713,264	666,674
Retained earnings	1,123,789	1,038,364
Deferred compensation	—	(5,598)
Accumulated other comprehensive loss	(146,494)	(202,919)

Total shareholders’ equity	1,720,779	1,527,456

Total liabilities and shareholders’ equity	$6,828,923	6,033,264

See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31

	2006	2005	2004

	(In thousands)
Cash flows from operating activities:
Net earnings	$248,959	226,929	215,609
Cumulative effect of change in accounting principle	—	2,440	—
Depreciation expense	743,288	740,415	706,028
Gains on vehicle sales, net	(50,766)	(47,098)	(34,504)
Share-based compensation expense	13,643	3,124	1,902
Amortization expense and other non-cash charges (credits), net	14,106	11,232	(19,164)
Deferred income tax expense (benefit)	76,235	(24,910)	9,815
Tax benefits from share-based compensation	5,405	5,670	21,071
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(58,306)	(81,971)	(71,032)
Inventories	513	(564)	(4,137)
Prepaid expenses and other assets	(16,683)	10,724	(14,868)
Accounts payable	32,640	51,084	5,729
Accrued expenses and other non-current liabilities	(155,447)	(118,013)	50,400

Net cash provided by operating activities	853,587	779,062	866,849

Cash flows from financing activities:
Net change in commercial paper borrowings	328,641	188,271	79,033
Debt proceeds	670,568	762,124	282,153
Debt repaid, including capital lease obligations	(378,519)	(543,933)	(456,932)
Dividends on common stock	(43,957)	(40,929)	(38,731)
Common stock issued	61,593	28,298	87,743
Common stock repurchased	(159,050)	(152,326)	(149,026)
Excess tax benefits from share-based compensation	8,926	—	—

Net cash provided by (used in) financing activities	488,202	241,505	(195,760)

Cash flows from investing activities:
Purchases of property and revenue earning equipment	(1,695,064)	(1,399,379)	(1,092,158)
Sales of operating property and equipment	6,575	6,963	42,839
Sales of revenue earning equipment	326,079	326,752	288,674
Sale and leaseback of revenue earning equipment	—	—	118,533
Acquisitions	(4,113)	(15,110)	(148,791)
Collections on direct finance leases	66,274	70,408	63,795
Changes in restricted cash	(41,464)	21,511	6,483
Other, net	2,163	—	512

Net cash used in investing activities	(1,339,550)	(988,855)	(720,113)

Effect of exchange rate changes on cash	(2,327)	(3,956)	9,368

(Decrease) increase in cash and cash equivalents	(88)	27,756	(39,656)
Cash and cash equivalents at January 1	128,727	100,971	140,627

Cash and cash equivalents at December 31	$128,639	128,727	100,971

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$138,437	116,862	101,152
Income taxes, net of refunds	145,396	289,616	21,405

Non-cash investing activities:
Changes in accounts payable related to purchases of revenue earning equipment	64,451	11,591	72,461
Revenue earning equipment acquired under capital leases	2,295	433	54,094
See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred						Accumulated
	Stock	Common Stock		Additional			Other
				Paid-In	Retained	Deferred	Comprehensive
	Amount	Shares	Par	Capital	Earnings	Compensation	Loss	Total

	(Dollars in thousands, except per share amounts)
Balance at January 1, 2004	$—	64,487,486	$32,244	593,843	897,841	(2,887)	(176,656)	1,344,385

Components of comprehensive income:
Net earnings	—	—	—	—	215,609	—	—	215,609
Foreign currency translation adjustments	—	—	—	—	—	—	27,983	27,983
Additional minimum pension liability adjustment, net of tax of $(2,186)	—	—	—	—	—	—	(1,072)	(1,072)
Unrealized gain related to derivatives accounted for as hedges	—	—	—	—	—	—	324	324

Total comprehensive income								242,844
Common stock dividends declared — $0.60 per share	—	—	—	—	(38,731)	—	—	(38,731)
Common stock issued under employee stock option and stock purchase plans(1)	—	3,538,235	1,769	88,693	—	(3,613)	—	86,849
Benefit plan stock sales(2)	—	20,945	10	884	—	—	—	894
Common stock repurchases	—	(3,714,559)	(1,857)	(35,932)	(111,237)	—	—	(149,026)
Tax benefits from share-based compensation	—	—	—	21,071	—	—	—	21,071
Amortization and forfeiture of nonvested stock	—	(21,255)	(11)	(407)	—	2,320	—	1,902

Balance at December 31, 2004	—	64,310,852	32,155	668,152	963,482	(4,180)	(149,421)	1,510,188

Components of comprehensive income:
Net earnings	—	—	—	—	226,929	—	—	226,929
Foreign currency translation adjustments	—	—	—	—	—	—	(21,024)	(21,024)
Additional minimum pension liability adjustment, net of tax of $(16,076)	—	—	—	—	—	—	(32,169)	(32,169)
Unrealized loss related to derivatives accounted for as hedges	—	—	—	—	—	—	(305)	(305)

Total comprehensive income								173,431
Common stock dividends declared — $0.64 per share	—	—	—	—	(40,929)	—	—	(40,929)
Common stock issued under employee stock option and stock purchase plans(1)	—	1,258,555	629	33,315	—	(5,646)	—	28,298
Benefit plan stock purchases(2)	—	(12,643)	(6)	(369)	—	—	—	(375)
Common stock repurchases	—	(3,659,056)	(1,829)	(39,004)	(111,118)	—	—	(151,951)
Tax benefits from share-based compensation	—	—	—	5,670	—	—	—	5,670
Amortization and forfeiture of nonvested stock	—	(28,235)	(14)	(1,090)	—	4,228	—	3,124

Balance at December 31, 2005	—	61,869,473	30,935	666,674	1,038,364	(5,598)	(202,919)	1,527,456

Components of comprehensive income:
Net earnings	—	—	—	—	248,959	—	—	248,959
Foreign currency translation adjustments	—	—	—	—	—	—	29,119	29,119
Additional minimum pension liability adjustment, net of tax of $(100,385)	—	—	—	—	—	—	178,081	178,081
Unrealized gain related to derivatives accounted for as hedges	—	—	—	—	—	—	224	224

Total comprehensive income								456,383
Adoption of SFAS No. 158, net of tax of $(83,840)	—	—	—	—	—	—	(150,999)	(150,999)
Common stock dividends declared — $0.72 per share	—	—	—	—	(43,957)	—	—	(43,957)
Common stock issued under employee stock option and stock purchase plans(1)	—	2,240,380	1,109	60,339	—	—	—	61,448
Benefit plan stock sales(2)	—	4,756	2	143	—	—	—	145
Common stock repurchases	—	(3,393,081)	(1,697)	(37,776)	(119,577)	—	—	(159,050)
Tax benefits from share-based compensation	—	—	—	15,710	—	—	—	15,710
Share-based compensation	—	—	—	13,643	—	—	—	13,643
Adoption of SFAS No. 123R	—	—	(129)	(5,469)	—	5,598	—	—

Balance at December 31, 2006	$—	60,721,528	$30,220	713,264	1,123,789	—	(146,494)	1,720,779

(1)	Net of common shares delivered as payment for the exercise price or to satisfy the option holders’ withholding tax liability upon exercise of options.
(2)	Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plans.
See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation
      The consolidated financial statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder has a controlling voting interest (“subsidiaries”) and variable interest entities (“VIEs”) where Ryder is determined to be the primary beneficiary. Ryder is deemed to be the primary beneficiary if we bear a majority of the risk to the entities’ potential losses or stand to gain from a majority of the entities’ expected returns. All significant intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

Use of Estimates
      The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on management’s best knowledge of historical trends, actions that we may take in the future, and other information available when the consolidated financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available. Areas where the nature of the estimate make it reasonably possible that actual results could materially differ from the amounts estimated include: depreciation and residual value guarantees, employee benefit plan obligations, self-insurance accruals, impairment assessments on long-lived assets (including goodwill and indefinite-lived intangible assets), revenue recognition, income tax liabilities and contingent liabilities.

Cash Equivalents
      Cash in excess of current operating requirements is invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and are stated at cost, which approximates market value.

Restricted Cash
      We account for restricted cash consisting of the following: (1) cash proceeds from the sale of eligible vehicles set aside for the acquisition of replacement vehicles under our like-kind exchange tax program, and (2) cash from a vehicle securitization program in the form of a cash collection account which holds cash for payment of the related debt obligations and a cash reserve deposit which serves as collateral for borrowings under the arrangement. See Note 14, “Income Taxes,” for a complete discussion of the like-kind exchange tax program. We classify restricted cash within “Prepaid expenses and other current assets” if the restriction is expected to expire in the twelve months following the balance sheet date or within “Direct financing leases and other assets” if the restriction is expected to expire more than twelve months after the balance sheet date. The changes in restricted cash balances are reflected as an investing activity in our Consolidated Statements of Cash Flows as they relate to investing activities for the sales and purchases of revenue earning equipment and the vehicle securitization program.

Revenue Recognition
      We generate revenue through the lease, rental and maintenance of revenue earning equipment and services rendered under service contracts. We recognize revenue when persuasive evidence of an arrangement exists, the services have been rendered to customers or delivery has occurred, the pricing is fixed or determinable, and collectibility is reasonably assured. We are required to make judgments about whether pricing is fixed or determinable and whether or not collectibility is reasonably assured.
      Revenue is recorded on a gross basis, without deducting third-party services costs, when we are acting as a principal with substantial risks and rewards of ownership. Revenue is recorded on a net basis, after deducting third-party services costs, when we are acting as an agent without substantial risks and rewards

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
of ownership. Sales tax collected from customers and remitted to the applicable taxing authorities is accounted for on a net basis, with no impact on revenues.
      In addition to the aforementioned general policy, the following are the specific revenue recognition policies for our reportable business segments by major revenue arrangement:
Fleet Management Solutions (FMS)
      Revenue from leases and rental agreements is driven by the classification of the arrangement as either an operating or direct finance lease under Statement of Financial Accounting Standards (SFAS) No. 13, “Accounting for Leases.”

•	The majority of our leases and all of our rental agreements are classified as operating leases and therefore we recognize revenue on a straight-line basis as vehicles are used over the terms of the related agreements. Lease and rental agreements do not usually provide for scheduled rent increases or escalations. However, lease agreements allow for rate changes based upon changes in the Consumer Price Index (CPI). Lease and rental agreements also provide for a fixed per-mile charge plus a fixed time charge. The fixed per-mile charge, the fixed time charge and the changes in rates attributed to changes in the CPI are considered contingent rentals and recognized as earned.

•	Direct financing lease revenue is recognized using the effective interest method, which provides a constant periodic rate of return on the outstanding investment on the lease.
      Revenue from maintenance service contracts is recognized on a straight-line basis as maintenance services are rendered over the terms of the related agreements. Contract maintenance agreements allow for rate changes based upon changes in the CPI. Maintenance agreements also provide for a fixed per-mile charge. The fixed per-mile charge and the changes in rates attributed to changes in the CPI are recognized as earned.
      Revenue from fuel services is recognized when fuel is delivered to customers.
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

Revenue Earning Equipment, Operating Property and Equipment, and Depreciation
      Revenue earning equipment, comprised of vehicles, and operating property and equipment are stated at cost inclusive of vendor rebates. Revenue earning equipment and operating property and equipment under capital lease are stated at the lower of the present value of minimum lease payments or fair value.

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
      Leasehold improvements are depreciated over the shorter of their estimated useful lives or the term of the related lease, which may include one or more option renewal periods where failure to exercise such options would result in an economic penalty in such amount that renewal appears, at the inception of the lease, to be reasonably assured. During the term of the lease, if a substantial additional investment is made in a leased location, we reevaluate our definition of lease term to determine whether the investment, together with any penalties related to non-renewal, would constitute an economic penalty in such amount that renewal appears, at the time of the reevaluation, to be reasonably assured.
      Provision for depreciation is computed using the straight-line method on all depreciable assets. We periodically review and adjust, as appropriate, the residual values and useful lives of revenue earning equipment based on current and expected operating trends and projected realizable values. At the end of 2005, we completed our annual review of the residual values and useful lives of revenue earning equipment. Based on the results of our analysis, we adjusted the residual values and useful lives of certain classes of revenue earning equipment on January 1, 2006, which caused depreciation expense in 2006 to decrease by approximately $13 million compared with 2005.
      We routinely dispose of used revenue earning equipment as part of our FMS business. Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. Adjustments to the carrying value of vehicles held for sale are reported as depreciation expense and were $24 million, $14 million and $8 million in 2006, 2005 and 2004, respectively. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (tractors, trucks, trailers), weight class, age and other characteristics, as relevant, and create classes of similar assets for analysis purposes. Fair value is determined based upon recent market prices obtained from our own used truck centers for sales of each class of similar assets and vehicle condition. The net carrying value for revenue earning equipment held for sale attributed to the FMS business segment was $99 million and $95 million at December 31, 2006 and 2005, respectively, and is classified within “Revenue earning equipment, net.” While we believe our estimates of residual values and fair values of revenue earning equipment are reasonable, changes to our estimates of values may occur due to changes in the market for used vehicles, the condition of the vehicles, and inherent limitations in the estimation process. Gains and losses on operating property and equipment sales are reflected in “Miscellaneous income, net.”

Goodwill and Other Intangible Assets
      Goodwill and other intangible assets with indefinite useful lives are not amortized, but rather, are tested for impairment at least annually (April 1st). Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of each of our reporting units with its carrying amount. If a reporting unit’s carrying amount exceeds its fair value, the second step is performed. The second step involves a comparison of the implied fair value and carrying value of that reporting unit’s goodwill. To the extent that a reporting unit’s carrying amount exceeds the implied fair value of its goodwill, an impairment loss is recognized. Identifiable intangible assets not subject to amortization are assessed for impairment by comparing the fair value of the intangible asset to its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds fair value.
      In making our assessments of fair value, we rely on our knowledge and experience about past and current events and assumptions about conditions we expect to exist. These assumptions are based on a number of factors including future operating performance, economic conditions, actions we expect to take,

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
and present value techniques. Rates used to discount future cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.
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

Debt Issuance Costs
      Costs incurred to issue debt are deferred and amortized as a component of interest expense over the estimated term of the related debt using the effective interest rate method.

Self-Insurance Accruals
      Ryder retains a portion of the accident risk under vehicle liability, workers’ compensation and other insurance programs. Under our insurance programs, we have traditionally retained the risk of loss in various amounts up to $1 million on a per occurrence basis. Effective October 1, 2005 and January 1, 2006, we adjusted our vehicle liability and worker’s compensation liability policies, respectively, to retain the risk of loss in various amounts up to $3 million on a per occurrence basis. Self-insurance accruals are based primarily on the actuarially estimated, undiscounted cost of claims, which includes claims incurred but not reported. Such liabilities are based on estimates. While we believe that the amounts are adequate, there can be no assurance that changes to our estimates may not occur due to limitations inherent in the estimation process. Changes in the estimates of these accruals are charged or credited to earnings in the period determined. Amounts estimated to be paid within the next year have been classified as “Accrued expenses and other current liabilities” with the remainder included in “Other non-current liabilities.”
      We also maintain additional insurance at certain amounts in excess of our respective underlying retention. Amounts recoverable from insurance companies are not offset against the related accrual as our insurance policies do not extinguish or provide legal release from the obligation to make payments related to such risk-related losses. Amounts expected to be received within the next year from insurance companies have been included within “Receivables” with the remainder included in “Direct financing leases and other assets” and are recognized only when realization of the claim for recovery is considered probable. The accrual for the related claim has been classified within “Accrued expenses and other current liabilities” if it is estimated to be paid within the next year, otherwise it has been classified in “Other non-current liabilities.”

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
      We are subject to tax audits in numerous jurisdictions in the U.S. and around the world. Tax audits by their very nature are often complex and can require several years to complete. In the normal course of business, we are subject to challenges from the IRS and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. As part of our calculation of the provision for income taxes on earnings, we record the amount we expect to incur as a result of tax audits as part of accrued income taxes. Such accruals require management to make estimates and judgments with respect to the ultimate outcome of a tax audit. Accruals for income tax exposures, including penalties and interest, expected to be settled within the next year are included in “Accrued expenses and other current liabilities” with the remainder included in “Other non-current liabilities” in our Consolidated Balance Sheets and in “Provision for income taxes” in our Consolidated Statements of Earnings. Interest related to income tax exposures is recognized as incurred and included in “Provision for income taxes” in our Consolidated Statements of Earnings.

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
      The hedging designation may be classified as one of the following:
      No Hedging Designation. The gain or loss on a derivative instrument not designated as an accounting hedging instrument is recognized currently in earnings.
      Fair Value Hedge. A hedge of a recognized asset or liability or an unrecognized firm commitment is considered a fair value hedge. For fair value hedges, both the effective and ineffective portions of the changes in the fair value of the derivative, along with the gain or loss on the hedged item that is attributable to the hedged risk, are both recorded as adjustments to interest expense in the Consolidated Statements of Earnings.
      Cash Flow Hedge. A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability is considered a cash flow hedge. The effective portion of the change in the fair value of a derivative that is declared as a cash flow hedge is recorded in “Accumulated other comprehensive loss” until earnings are affected by the variability in cash flows of the designated hedged item.
      Net Investment Hedge. A hedge of a net investment in a foreign operation is considered a net investment hedge. The effective portion of the change in the fair value of the derivative used as a net investment hedge of a foreign operation is recorded in the currency translation adjustment account within “Accumulated other comprehensive loss.” The ineffective portion, if any, on the hedged item that is attributable to the hedged risk is recorded in earnings and reported in the Consolidated Statements of Earnings as “Miscellaneous income, net.”

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share-Based Compensation
      Prior to January 1, 2006, we recognized share-based compensation using the intrinsic value method. Under this method, share-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was equal to the market value of the common stock on the measurement date, in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” As a result, the recognition of share-based compensation expense was limited to the expense attributed to grants of nonvested stock (restricted stock). Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment.” Refer to Note 2, “Accounting Changes” for a discussion of the adoption impact of SFAS No. 123R.
      The fair value of the stock option and nonvested stock awards, which are subject to graded vesting, granted after January 1, 2006 is expensed on a straight-line basis over the vesting period of the awards. The fair value of stock option awards and nonvested stock awards granted prior to January 1, 2006 is expensed based on their graded vesting schedule. Share-based compensation expense is reported in “Salaries and employee-related costs” in our Consolidated Statements of Earnings.
      Tax benefits resulting from tax deductions in excess of share-based compensation expense recognized under the fair value recognition provisions of SFAS No. 123R (windfall tax benefits) are credited to additional paid-in capital in our Consolidated Balance Sheets. Realized tax shortfalls are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense.

Earnings Per Share
      Basic earnings per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding. Nonvested stock (restricted stock) granted to employees and directors are not included in the computation of basic earnings per common share until the securities vest. Diluted earnings per common share reflect the dilutive effect of potential common shares from securities such as stock options and time-vested restricted stock. The dilutive effect of stock options and time-vested restricted stock is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and vesting of restricted stock would be used to purchase common shares at the average market price for the period. The assumed proceeds include the windfall tax benefit that we receive upon assumed exercise. We calculate the assumed proceeds from excess tax benefits based on the deferred tax assets actually recorded without consideration of “as if” deferred tax assets calculated under the provisions of SFAS No. 123R. Diluted earnings per common share also reflects the dilutive effect of market-based restricted stock (contingently issuable shares) if the vesting conditions have been met as of the balance sheet date assuming the balance sheet date is the end of the contingency period.

Share Repurchases
      Repurchases of shares of common stock are made periodically in open-market transactions using working capital and are subject to market conditions, legal requirements and other factors. The cost of share repurchases is allocated between common stock and retained earnings based on the amount of additional paid-in capital at the time of the share repurchase.

Comprehensive Income (Loss)
      Comprehensive income (loss) presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. Ryder’s total comprehensive income (loss) presently consists of net earnings, currency translation adjustments associated with foreign operations that use the local currency as their functional currency, adjustments for derivative

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
instruments accounted for as cash flow hedges and various pension and other postretirement benefits related items.

Recent Accounting Pronouncements
      In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The transition adjustment, which is measured as the difference between the carrying amount and the fair value of those financial instruments at the date this statement is initially applied, should be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which this statement is initially applied. The provisions of SFAS No. 157 are effective for us beginning January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 157 on our consolidated financial statements.
      In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements and is effective for fiscal years ending after November 15, 2006. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying value of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The adoption of the provisions of SAB No. 108 on December 31, 2006 had no impact on our consolidated financial statements.
      In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. We estimate the adoption of this standard will reduce the opening balance of retained earnings for 2007 by approximately $5 to $10 million, with no impact to our consolidated cash flows.

2.	ACCOUNTING CHANGES

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans
      Effective December 31, 2006, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Under SFAS No. 158, we are required to recognize the overfunded or underfunded status of a defined benefit pension and other postretirement plan as an asset or liability in our Consolidated Balance Sheets and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also required the measurement of

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
the funded status of a plan as of the date of its year-end statement of financial position. Our existing policy required us to measure the funded status of our plans as of the balance sheet date; accordingly, the new measurement date requirements of SFAS No. 158 had no impact.
      The following table summarizes the incremental effect of recognizing the funded status of our plans in accordance with SFAS No. 158 on individual line items in the Consolidated Balance Sheet at December 31, 2006:

	Before		After
	Application of		Application of
	SFAS No. 158	Adjustments	SFAS No. 158

	(In thousands)
Intangible assets	$14,901	(514)	14,387
Direct financing leases and other assets	540,046	(154,870)	385,176
Total assets	6,984,307	(155,384)	6,828,923

Accrued expenses and other current liabilities	422,957	(3,201)	419,756
Other non-current liabilities	366,502	82,656	449,158
Deferred income taxes	991,006	(83,840)	907,166
Total liabilities	5,112,529	(4,385)	5,108,144

Accumulated other comprehensive loss	4,505	(150,999)	(146,494)
Total shareholders’ equity	1,871,778	(150,999)	1,720,779

Share-Based Payment
      Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment” using the modified-prospective transition method. Under this transition method, compensation expense was recognized beginning January 1, 2006 and included (a) compensation expense for all share-based employee compensation arrangements granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based employee compensation arrangements granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.
      As a result of adopting SFAS No. 123R on January 1, 2006, earnings before income taxes for the year ended December 31, 2006 were $10 million ($7 million after-tax) lower, than if we had continued to account for share-based compensation under APB No. 25. Both basic and diluted earnings per common share for the year ended December 31, 2006 were $0.12 lower than if we had continued to account for share-based compensation under APB No. 25.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      The following table illustrates the effect on 2005 and 2004 net earnings and earnings per common share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our share-based employee compensation plans. For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes-Merton option-pricing valuation model and amortized to expense over the options’ vesting periods.

	Years ended
	December 31

	2005	2004

	(In thousands, except
	per share amounts)
Net earnings, as reported	$226,929	215,609
Add: Share-based employee compensation expense included in reported net earnings, net of tax	1,931	1,155
Deduct: Total share-based employee compensation expense determined under fair value method for all awards, net of tax	(9,666)	(8,971)

Pro forma net earnings	$219,194	207,793

Earnings per common share:
Basic:
As reported	$3.56	3.35
Pro forma	$3.44	3.23
Diluted:
As reported	$3.52	3.28
Pro forma	$3.39	3.16
      Prior to the adoption of SFAS No. 123R, we presented all tax benefits of tax deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (windfall tax benefits) to be classified as financing cash flows. As a result, we classified $9 million as cash flows from financing activities rather than cash flows from operating activities for the year ended December 31, 2006. If the tax deduction realized from the exercise of stock options is less than recognized compensation expense, the tax shortfall is recognized in equity to the extent of available windfall tax benefits realized in the prior year, if any, otherwise it is recognized within our Consolidated Statements of Earnings. Under the modified-prospective transition method of SFAS No. 123R, we were permitted to calculate a cumulative memo balance of windfall tax benefits from post-1995 years for purposes of accounting for future tax shortfalls. We elected to apply the long-form method for determining the pool of windfall tax benefits and have a pool of windfall tax benefits.

Accounting for Conditional Asset Retirement Obligations
      Effective December 31, 2005, we adopted FIN 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, we are required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The adoption of FIN 47 impacted our accounting for the conditional obligation to remove underground storage tanks located at our FMS vehicle maintenance facilities. Upon adoption of this standard, we recorded additional operating property and equipment, net of $2 million and additional current and non-current liabilities of $6 million, in addition to recognizing a non-cash pre-tax cumulative effect charge of $4 million ($2 million on an after tax-basis, or $0.04 per diluted common share). Adoption of this standard would not have had a material impact on our results of operations or financial condition for the earlier periods presented.

3.	DISCONTINUED OPERATIONS
      On September 13, 1999, we completed the sale of our public transportation services business (RPTS), which was accounted for as discontinued operations. In connection with the RPTS divestiture, we retained various RPTS insurance claim liabilities that related to pre-divestiture operations. In 2005, we adjusted our estimates of these insurance liabilities based on revised actuarial estimates and reduced the carrying amount of these liabilities. We also recorded various immaterial amounts from the reversal of liabilities established as part of other business divestitures that had been accounted for as discontinued operations in prior years. The aggregate impact of these adjustments was a pre-tax benefit of $3 million ($2 million on an after-tax basis, or $0.03 per diluted common share) for the year ended December 31, 2005.

4.	ACQUISITIONS
      4G’s Acquisition — On March 7, 2005, Ryder acquired the fleet and customers of 4G’s Truck Renting Co. (4G’s), a privately-owned local truck leasing and rental company located in New York, for approximately $8 million in cash.
      Ruan Acquisition — On March 1, 2004, Ryder completed an asset purchase agreement with Ruan Leasing Company (Ruan) under which we acquired Ruan’s fleet of approximately 6,400 vehicles, 37 of its 111 service locations and more than 500 customers for an adjusted purchase price of $147 million. Ryder also acquired full service contract maintenance agreements covering approximately 1,700 vehicles. The combined Ryder and Ruan network has allowed us to leverage our existing U.S. infrastructure in key markets while adding new infrastructure to strengthen our presence in targeted areas of the Midwest, Southeast, Mid-Atlantic and Southwest. During 2006, we paid $4 million of the remaining purchase price.
      The purchase price allocations and resulting impact on the corresponding Consolidated Balance Sheets relating to all acquisitions were as follows:

	Years ended December 31

	2006	2005	2004

	(In thousands)
Assets:
Customer relationship intangibles	$—	200	5,353
Goodwill	—	829	259
Revenue earning equipment(1)	—	5,754	138,821
Other assets	—	386	3,693

	—	7,169	148,126
Liabilities	—	(160)	(1,033)

Purchase price	$—	7,009	147,093

Cash paid for acquisitions	$4,113	15,110	148,791

Unpaid purchase price	$338	4,451	12,552

(1)	2005 includes a $1 million adjustment to revenue earning equipment related to the 2004 Ruan acquisition.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Pro Forma Information — The operating results of the acquired companies have been included in the consolidated financial statements from the dates of acquisitions. Pro forma results presented exclude the 4G’s business because the effect of this acquisition was not significant. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the acquisitions been consummated during the periods for which the pro forma information is presented, or of future results. The following table provides the unaudited pro forma revenue, earnings from continuing operations, net earnings and earnings per diluted common share as if the results of Ruan had been included in operations commencing January 1, 2004.

Unaudited
December 31

2004

(In thousands,
except per share
amounts)
Revenue	$5,173,276
Earnings from continuing operations	$214,193
Net earnings	$214,193
Earnings per common share — Diluted:
Continuing operations	$3.26
Net earnings	$3.26

5.	RESTRUCTURING AND OTHER CHARGES (RECOVERIES)
      The components of restructuring and other charges (recoveries), net in 2006, 2005 and 2004 were as follows:

	Years ended December 31

	2006	2005	2004

	(In thousands)
Restructuring charges (recoveries), net:
Severance and employee-related costs (recoveries)	$1,048	2,449	(1,216)
Facilities and related costs (recoveries)	194	181	(79)

	1,242	2,630	(1,295)
Other charges (recoveries), net:
Early retirement of debt	2,141	—	—
Contract termination and transition costs	181	746	8,000
Gain on sale of headquarters complex	—	—	(24,308)
Other	—	—	(73)

Total	$3,564	3,376	(17,676)

      As noted in Note 26, “Segment Reporting,” our primary measure of segment financial performance excludes, among other items, restructuring and other charges (recoveries); however, the applicable portion

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
of the restructuring and other charges (recoveries) that related to each segment in 2006, 2005, and 2004 was as follows:

	Years ended December 31

	2006	2005	2004

	(In thousands)
Fleet Management Solutions	$3,552	2,752	4,312
Supply Chain Solutions	19	677	1,937
Dedicated Contract Carriage	(5)	34	503
Central Support Services (CSS)	(2)	(87)	(24,428)

Total	$3,564	3,376	(17,676)

2006 Activity
      During 2006, Ryder approved a plan to eliminate approximately 150 positions as a result of ongoing cost management and process improvement actions throughout Ryder’s domestic and international business segments and CSS. The charge related to these actions was recognized under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” and included severance and employee-related costs totaling $1 million. Although some of these actions have been completed as of December 31, 2006, transition plans for eliminating some of these positions will be communicated in the beginning of 2007. During 2006, we also reversed severance and employee-related costs and recorded facility costs adjustments related to prior restructuring charges due to subsequent refinements in estimates.
      Other charges during 2006 mainly related to the costs incurred to extinguish a debenture that was originally set to mature in 2016. The total costs of $2 million related to the premium paid on the early extinguishment of debt and the write-off of related debt discount and issuance costs. See Note 16, “Debt,” for further discussion on the early extinguishment of debt.

2005 Activity
      During 2005, Ryder approved a plan to eliminate approximately 160 positions as a result of ongoing cost management and process improvement actions in Ryder’s domestic and international FMS and SCS business segments and CSS. The charge related to these actions included severance and employee-related costs totaling $3 million, relating primarily to the restructuring of our U.K. operations. Many of the eliminated positions in our domestic operations were impacted by Ryder’s decision to outsource certain administration finance and support functions to lower-cost foreign providers. While Ryder informed these employees of the transition plan for eliminating these positions by December 31, 2005, actual transition plans began February 2006 and continued through the remainder of 2006. During 2005, we also reversed severance and employee-related costs of $0.5 million that had been recorded in prior restructurings due to refinements in estimates.
      During 2005, we also closed two administrative offices in the U.S. as a result of the reorganization of our FMS domestic operations and recorded a charge of $0.5 million for future cash payments related to the contractual lease obligations. During 2005, we also reversed facility and related accruals of $0.3 million that had been recorded in prior restructurings, due to refinements in estimates.
      Other charges during 2005 related to the termination of certain telecommunication services covered by an information technology contract. As part of ongoing cost management and process improvement actions, Ryder management approved and committed to a plan to transition certain outsourced telecommunication services to Ryder employees. Under the terms of the agreement, Ryder was obligated to pay termination costs in the event of termination prior to the expiration date of 2010. In accordance

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
with the terms of the services agreement, Ryder notified the information technology services provider of its intent to terminate the services and recorded charges totaling $0.7 million for contract termination costs.

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
      The following table presents a roll-forward of the activity and balances of our restructuring reserve account for the years ended December 31, 2006 and 2005:

			Deductions

	Beginning		Cash	Non-Cash	Ending
	Balance	Additions	Payments	Reductions(1)	Balance

	(In thousands)
Year Ended December 31, 2006
Employee severance and benefits	$2,527	1,419	2,126	371	1,449
Facilities and related costs	700	211	356	17	538

Total	$3,227	1,630	2,482	388	1,987

Year Ended December 31, 2005:
Employee severance and benefits	$1,125	2,976	1,047	527	2,527
Facilities and related costs	760	460	241	279	700

Total	$1,885	3,436	1,288	806	3,227

(1)	Non-cash reductions represent adjustments to the restructuring reserve as actual costs were less than originally estimated.
     At December 31, 2006, outstanding restructuring obligations are generally required to be paid over the next year.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	RECEIVABLES

	December 31

	2006	2005

	(In thousands)
Trade	$794,965	737,253
Financing lease	68,139	67,058
Income tax receivable	8,462	—
Insurance	9,225	10,649
Vendor rebates	7,144	8,880
Other	10,287	10,208

	898,222	834,048
Allowance	(14,744)	(13,223)

Total	$883,478	820,825

7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31

	2006	2005

	(In thousands)
Current deferred tax asset	$20,796	55,830
Prepaid vehicle licenses	43,578	43,600
Prepaid operating taxes	19,978	14,778
Prepaid real estate rent	8,603	6,285
Prepaid software maintenance costs	4,291	3,587
Benefits	2,534	49
Prepaid insurance	6,853	5,597
Restricted cash	63,837	7,781
Prepaid sales commissions	7,812	7,967
Other	12,099	9,150

Total	$190,381	154,624

8.	REVENUE EARNING EQUIPMENT

		December 31, 2006			December 31, 2005
	Estimated
	Useful		Accumulated	Net Book		Accumulated	Net Book
	Lives	Cost	Depreciation	Value(1)	Cost	Depreciation	Value(1)

	(In years)
		(In thousands)
Full service lease	3 — 12	$5,755,848	(2,076,328)	3,679,520	5,085,084	(2,113,494)	2,971,590
Commercial rental	4.5 — 12	1,579,360	(749,548)	829,812	1,572,324	(749,504)	822,820

Total		$7,335,208	(2,825,876)	4,509,332	6,657,408	(2,862,998)	3,794,410

(1)	Revenue earning equipment, net includes vehicles acquired under capital leases of $15 million, less accumulated amortization of $9 million at December 31, 2006, and $17 million, less accumulated amortization of $11 million at December 31, 2005. Amortization expense attributed to vehicles acquired under capital leases is combined with depreciation expense.
     Revenue earning equipment captioned as “full service lease” and “commercial rental” is differentiated exclusively by the service line in which the equipment is employed. Two core service offerings of Ryder’s FMS business segment are full service leasing and short-term commercial rental. Under a full service lease, Ryder provides customers with vehicles, maintenance, supplies (including fuel), ancillary services and related equipment necessary for operation, while our customers exercise control of the related vehicles

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
over the lease term (generally three to seven years for trucks and tractors and up to ten years for trailers). We also provide short-term rentals, which tend to be seasonal, to customers to supplement their fleets during peak business periods.

9.	OPERATING PROPERTY AND EQUIPMENT

		December 31
	Estimated
	Useful Lives	2006	2005

	(In years)
		(In thousands)
Land	—	$107,302	106,562
Buildings and improvements	10 — 40	602,534	587,283
Machinery and equipment	3 — 10	482,177	471,691
Other	3 — 10	85,505	69,870

		1,277,518	1,235,406
Accumulated depreciation		(778,550)	(748,604)

Total		$498,968	486,802

10.	GOODWILL
      In 2006, we completed our annual goodwill impairment test and determined there was no impairment. The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	Fleet	Supply	Dedicated
	Management	Chain	Contract
	Solutions	Solutions	Carriage	Total

		(In thousands)
Balance at December 31, 2004	$127,329	25,675	4,900	157,904
Acquisitions(1)	827	—	—	827
Foreign currency translation adjustment	(1,394)	(1,552)	—	(2,946)

Balance at December 31, 2005	126,762	24,123	4,900	155,785
Foreign currency translation adjustment	1,679	1,780	—	3,459

Balance at December 31, 2006	$128,441	25,903	4,900	159,244

(1)	Amount represents goodwill related to the acquisition of 4G’s.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.	INTANGIBLE ASSETS

	December 31

	2006	2005

	(In thousands)
Indefinite lived intangible assets:
Trade name	$8,686	8,686
Pension intangible	—	7,333

	8,686	16,019

Finite lived intangible assets:
Customer relationship intangibles and other(1)	7,937	7,883
Accumulated amortization	(2,236)	(1,440)

	5,701	6,443

Total	$14,387	22,462

(1)	Customer relationship intangibles are being amortized on a straight-line basis over their estimated useful lives of 10 years.
     The Ryder trade name has been identified as having an indefinite useful life. We recorded amortization expense associated with finite lived intangible assets of approximately $1 million in 2006, 2005 and 2004. Based on the current amount of finite lived intangible assets, we estimate amortization expense to be approximately $1 million for each of the next five years.

12.	DIRECT FINANCING LEASES AND OTHER ASSETS

	December 31

	2006	2005

	(In thousands)
Direct financing leases, net	$307,615	321,058
Restricted cash	—	14,592
Investments held in Rabbi Trust	26,748	24,220
Insurance receivables	19,409	21,728
Deferred debt issuance costs	10,990	9,922
Swap agreements	—	395
Other	20,414	18,135

Total	$385,176	410,050

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.	ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31, 2006			December 31, 2005

	Accrued	Non-Current		Accrued	Non-Current
	Expenses	Liabilities	Total	Expenses	Liabilities	Total

	(In thousands)
Salaries and wages	$86,454	—	86,454	79,386	—	79,386
Deferred compensation	3,206	21,866	25,072	3,134	20,212	23,346
Pension benefits	2,032	112,239	114,271	71,289	166,384	237,673
Other postretirement benefits	3,595	41,265	44,860	7,381	24,483	31,864
Employee benefits	3,127	—	3,127	3,746	—	3,746
Insurance obligations(1)	117,311	191,098	308,409	111,163	192,077	303,240
Residual value guarantees	887	1,340	2,227	3,622	1,678	5,300
Vehicle rent	998	1,905	2,903	1,917	3,606	5,523
Deferred vehicle gains	912	1,813	2,725	1,087	2,450	3,537
Environmental liabilities	4,029	12,150	16,179	3,536	12,970	16,506
Asset retirement obligations	3,514	10,186	13,700	3,075	10,181	13,256
Operating taxes	78,233	—	78,233	87,489	—	87,489
Income taxes	4,831	36,800	41,631	95,352	26,971	122,323
Restructuring	1,806	181	1,987	2,714	513	3,227
Interest	19,497	—	19,497	17,918	—	17,918
Customer deposits	23,474	—	23,474	19,596	—	19,596
Derivatives	20,101	—	20,101	—	9,739	9,739
Other	45,749	18,315	64,064	57,316	16,004	73,320

Total	$419,756	449,158	868,914	569,721	487,268	1,056,989

(1)	Insurance obligations are primarily comprised of self-insurance accruals.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	INCOME TAXES
      The components of earnings from continuing operations before income taxes and the provision for income taxes were as follows:

	Years ended December 31

	2006	2005	2004

	(In thousands)
Earnings from continuing operations before income taxes:
United States	$341,158	307,854	270,666
Foreign	51,815	49,234	60,456

Total	$392,973	357,088	331,122

Current tax expense:
Federal(1)	$45,423	133,459	88,920
State(1)	13,996	2,797	3,958
Foreign	8,360	18,114	12,820

	67,779	154,370	105,698

Deferred tax expense (benefit):
Federal	74,730	(22,337)	(6,001)
State	(2,745)	(40)	9,510
Foreign	4,250	(2,533)	6,306

	76,235	(24,910)	9,815

Provision for income taxes	$144,014	129,460	115,513

(1)	Excludes federal and state tax benefits resulting from the exercise of stock options and vesting of restricted stock awards, which were credited directly to “Additional paid-in capital.”
     A reconciliation of the federal statutory tax rate with the effective tax rate follows:

	Years ended December 31

	2006	2005	2004

	(Percentage of pre-tax earnings)
Federal statutory tax rate	35.0	35.0	35.0
Impact on deferred taxes for changes in tax rates	(1.6)	(2.2)	(0.2)
State income taxes, net of federal income tax benefit	2.5	2.7	2.9
Tax reviews and audits	—	—	(2.8)
Miscellaneous items, net	0.7	0.8	—

Effective tax rate	36.6	36.3	34.9

      On June 22, 2006, Canada enacted various tax measures in connection with the 2006 federal budget process. These measures contained various corporate tax changes, including the gradual reduction of the general corporate tax rate beginning in 2008, the elimination of the 4% surtax as of January 1, 2008, and the elimination of the Large Corporations Tax as of January 1, 2006. The impact of the above mentioned measures resulted in a favorable adjustment to deferred income taxes. This non-cash benefit increased reported net earnings in 2006 by $4 million, or $0.06 per diluted common share.
      On May 18, 2006, the State of Texas enacted substantial changes to its tax system, which included the replacement of the taxable capital and earned surplus components of its franchise tax with a new “Margin tax” beginning in 2007. The current Texas franchise tax structure remains in existence until the end of 2006. As a result of the enactment of the “Margin Tax,” existing deferred income taxes not

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
expected to be used in the computation of taxes in years after 2006 must be adjusted. This non-cash benefit increased reported net earnings in 2006 by $3 million, or $0.05 per diluted common share.
      On June 30, 2005, the State of Ohio enacted tax legislation, which phases out the Ohio corporate franchise tax and phases in a new gross receipts tax called the Commercial Activity Tax (CAT) over a five-year period. While the corporate franchise tax was generally based on federal taxable income, the CAT is based on current year sales and rentals in Ohio. The elimination of Ohio’s corporate franchise tax over five years resulted in a favorable adjustment to deferred income taxes. This non-cash benefit increased reported net earnings in 2005 by $8 million, or $0.12 per diluted common share.
      The 2004 effective tax rate includes a net tax benefit of $9 million associated with the completion of the audit of our federal income tax returns for the 1995 to 1997 period, partially offset by provisions made for loss contingencies related to the audit of 1998 through 2000 period.
      The components of the net deferred income tax liability were as follows:

	December 31

	2006	2005

	(In thousands)
Deferred income tax assets:
Self-insurance accruals	$57,692	66,202
Net operating loss carryforwards	42,254	31,143
Alternative minimum taxes	26,821	—
Accrued compensation and benefits	35,783	32,061
Pension benefits	42,449	64,679
Miscellaneous other accruals	32,653	40,659

	237,652	234,744
Valuation allowance	(12,728)	(12,367)

	224,924	222,377

Deferred income tax liabilities:
Property and equipment bases difference	(1,094,719)	(1,001,218)
Other items	(16,575)	(14,446)

	(1,111,294)	(1,015,664)

Net deferred income tax liability(1)	$(886,370)	(793,287)

(1)	Deferred tax assets of $21 million and $56 million have been included in “Prepaid expenses and other current assets” at December 31, 2006 and 2005, respectively.
     We do not provide for U.S. deferred income taxes on temporary differences related to our foreign investments that are considered permanent in duration. These temporary differences consist primarily of undistributed foreign earnings of $349 million at December 31, 2006. A full foreign tax provision has been made on these undistributed foreign earnings. Determination of the amount of deferred taxes on these temporary differences is not practicable due to foreign tax credits and exclusions.
      At December 31, 2006, various subsidiaries have state net operating loss carryforwards of $29 million expiring through tax year 2023. We also have foreign net operating losses of $13 million that are available to reduce future income tax payments in several countries, subject to varying expiration rules. We had unused alternative minimum tax credits, for tax purposes, of $27 million at December 31, 2006 available to reduce future income tax liabilities. The alternative minimum tax credits may be carried forward indefinitely. A valuation allowance has been established to reduce deferred income tax assets, principally foreign tax loss carryforwards to amounts expected to be realized.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
      In 2003, the IRS began auditing our federal income tax returns for the 1998 to 2000 tax period. In November 2004, the IRS proposed adjustments that challenged certain of our tax positions primarily related to (i) a capital loss on the sale of a minority interest in our captive insurance company, (ii) the tax treatment for a sale and leaseback of certain revenue earning equipment in 1999 and 2000 (not involving our securitization activities), and (iii) the tax basis for certain revenue earning equipment acquired in 1998 and related depreciation for such assets. The IRS also proposed penalties for the underpayment of tax. In February 2005, we resolved all issues with the IRS related to the 1998 to 2000 tax period, including interest and penalties. In connection with the resolution of this audit, on February 22, 2005, we paid $176 million (after utilization of all available federal net operating losses and alternative minimum tax credit carry-forwards), including interest through the date of payment. The amount we paid was consistent with our accruals as of December 31, 2004.
      In 2005, the IRS began auditing our federal income tax returns for 2001 through 2003. We believe that Ryder has not entered into any other transactions since 2000 that raise the same type of issues identified by the IRS in the most recent audit.

Like-Kind Exchange Program
      In 2006, we implemented a like-kind exchange program for certain of our revenue earning equipment utilized in the U.S. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form, whereby tax gains on disposal of eligible vehicles are deferred. To qualify for like-kind exchange treatment, we exchange, through a qualified intermediary, eligible vehicles being disposed of, with vehicles being acquired allowing us to generally carry-over the tax basis of the vehicles sold (“like-kind exchanges”). The program is expected to result in a material deferral of federal and state income taxes. As part of the program, the proceeds from the sale of eligible vehicles are restricted for the acquisition of replacement vehicles and other specified applications. Due to the structure utilized to facilitate the like-kind exchanges, the qualified intermediary that holds the proceeds from the sales of eligible vehicles and the entity that holds the vehicles to be acquired under the program are required to be consolidated in the accompanying consolidated financial statements for accounting purposes. At December 31, 2006, these consolidated entities had $35 million of proceeds from the sale of eligible vehicles and $161 million of vehicles to be acquired under the like-kind exchange program.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.	LEASES

Leases as Lessor
      Ryder leases revenue earning equipment to customers for periods ranging from three to seven years for trucks and tractors and up to ten years for trailers. From time to time, Ryder may also lease facilities to third parties. The majority of our leases are classified as operating leases. However, some of our revenue earning equipment leases are classified as direct financing leases and, to a lesser extent, sales-type leases. The net investment in direct financing and sales-type leases consisted of:

	December 31

	2006	2005

	(In thousands)
Total minimum lease payments receivable	$644,249	632,194
Less: Executory costs	(221,732)	(193,598)

Minimum lease payments receivable	422,517	438,596
Less: Allowance for uncollectibles	(1,121)	(851)

Net minimum lease payments receivable	421,396	437,745
Unguaranteed residuals	66,587	73,147
Less: Unearned income	(112,229)	(122,776)

Net investment in direct financing and sales-type leases	375,754	388,116
Current portion	(68,139)	(67,058)

Non-current portion	$307,615	321,058

Leases as Lessee
      Ryder leases vehicles, facilities and office equipment under operating lease agreements. Rental payments on certain vehicle lease agreements vary based on the number of miles run during the period. Generally, vehicle lease agreements specify that rental payments be adjusted periodically based on changes in interest rates and provide for early termination at stipulated values. None of our leasing arrangements contain restrictive financial covenants.
      We periodically enter into sale and leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors (e.g., regional banks, pension plans, insurance companies, etc.) and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions that are not deemed to be VIEs. In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense. During 2004, we completed two sale-leaseback transactions of revenue earning equipment with third-party financial institutions not deemed to be VIEs and the related lease-backs were classified as operating leases. Proceeds from the sale-leaseback transactions totaled $97 million. In connection with these leases we have provided limited guarantees of the residual values of the leased vehicles (residual value guarantees) that are conditioned upon disposal of the leased vehicles prior to the end of their lease term. During 2004, we received proceeds of $22 million from sale-leaseback transactions where the related lease-backs were classified as capital leases. We have not entered into any sale-leaseback transactions since 2004.
      Certain leases contain purchase and (or) renewal options, as well as limited guarantees for a portion of the lessor’s residual value. The residual value guarantees are conditional on termination of the lease prior to its contractual lease term. The amount of residual value guarantees expected to be paid is

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
recognized as rent expense over the expected remaining term of the lease. Facts and circumstances that impact management’s estimates of residual value guarantees include the market for used equipment, the condition of the equipment at the end of the lease and inherent limitations in the estimation process. See Note 18, “Guarantees,” for additional information.
      During 2006, 2005 and 2004, rent expense (including rent of facilities classified within “Operating expense,” in our Consolidated Statements of Earnings but excluding contingent rentals) was $181 million, $175 million and $171 million, respectively. During 2006, 2005 and 2004, contingent rental expense (income) comprised of residual value guarantees, payments based on miles run and adjustments to rental payments for changes in interest rates on all other leased vehicles were $2 million, $(1) million and $(2) million, respectively.

Lease Payments
      Future minimum payments for leases in effect at December 31, 2006 were as follows:

	As Lessor(1)		As Lessee

		Direct
	Operating	Financing	Operating
	Leases	Leases	Leases

	(In thousands)
2007	$1,129,397	143,252	108,878
2008	941,942	127,278	73,015
2009	765,653	109,924	55,410
2010	572,743	86,545	47,189
2011	372,095	64,064	38,448
Thereafter	252,782	113,186	47,034

Total	$4,034,612	644,249	369,974

(1)	Amounts do not include contingent rentals, which may be received under certain leases on the basis of miles of use or changes in the Consumer Price Index. Contingent rentals from operating leases included in revenue during 2006, 2005 and 2004 were $310 million, $293 million and $285 million, respectively. Contingent rentals from direct financing leases included in revenue during 2006, 2005 and 2004 were $30 million, $30 million and $29 million, respectively.
     The amounts in the previous table related to the lease of revenue earning equipment are based upon the general assumption that revenue earning equipment will remain on lease for the length of time specified by the respective lease agreements. The future minimum payments presented above related to the lease of revenue earning equipment are not a projection of future lease revenue or expense; no effect has been given to renewals, new business, cancellations, contingent rentals or future rate changes. Total future sublease rentals from revenue earning equipment under operating leases as lessee of $40 million are included within the future minimum rental payments for operating leases as lessor.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.	DEBT

	Weighted-
	Average		December 31
	Interest
	Rate	Maturities	2006	2005

			(In thousands)
Short-term debt and current portion of long-term debt:
Capital lease obligations	—	—	$—	137
Unsecured foreign obligations	6.13%	2007	21,597	26,083
Current portion of long-term debt, including capital leases		2007	311,148	243,218

Total short-term debt and current portion of long-term debt			332,745	269,438

Long-term debt:
U.S. commercial paper(1)	5.42%	2010	639,262	322,711
Canadian commercial paper(1)	4.35%	2010	78,871	67,080
Unsecured U.S. notes(1):
Debentures	9.74%	2012-2017	62,913	125,915
Medium-term notes	5.36%	2007-2025	1,795,363	1,394,976
Unsecured U.S. obligations, principally bank term loans	6.00%	2007-2010	58,050	56,200
Unsecured foreign obligations	5.49%	2007-2011	157,282	118,271
Asset-backed securities(2)	—	—	—	71,551
Capital lease obligations	7.21%	2007-2016	3,509	1,683

Total before fair market value adjustment			2,795,250	2,158,387
Fair market value adjustment on notes subject to hedging(3)			96	759

			2,795,346	2,159,146
Current portion of long-term debt, including capital leases			(311,148)	(243,218)

Long-term debt			2,484,198	1,915,928

Total debt			$2,816,943	2,185,366

(1)	Ryder had unamortized original issue discounts of $16 million at December 31, 2006 and 2005.

(2)	Asset-backed securities represent outstanding term debt of consolidated VIEs. Asset-backed securities are collateralized by cash reserve deposits and revenue earning equipment of consolidated VIEs totaling $97 million at December 31, 2005.

(3)	The notional amount of executed interest rate swaps designated as fair value hedges was $35 million and $185 million at December 31, 2006 and 2005, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Maturities of debt (including sinking fund requirements) were as follows:

	Capital Leases	Debt

	(In thousands)
2007	$849	332,124
2008	854	92,670
2009	554	177,050
2010	338	1,003,807
2011	326	464,780
Thereafter	1,519	743,003

Total	4,440	2,813,434

Imputed interest	(931)

Present value of minimum capitalized lease payments	3,509
Current portion	(621)

Long-term capitalized lease obligation	$2,888

      Ryder can borrow up to $870 million through a global revolving credit facility with a syndicate of twelve lenders. The credit facility matures in May 2010 and is used primarily to finance working capital and provide support for the issuance of commercial paper. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at December 31, 2006). At Ryder’s option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 11.0 basis points, which applies to the total facility of $870 million, and is based on Ryder’s current credit ratings. The credit facility contains no provisions restricting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, Ryder must maintain a ratio of debt to consolidated tangible net worth, as defined in the agreement, of less than or equal to 300%. The ratio at December 31, 2006 was 146%. At December 31, 2006, $113 million was available under the credit facility. Foreign borrowings of $109 million were outstanding under the facility at December 31, 2006.
      Commercial paper is supported by the long-term revolving credit facility previously discussed. Our intent is to continue to renew the revolving credit facility on a long-term basis, subject to market conditions. As a result, the commercial paper borrowings supported by the long-term revolving credit facility are classified as long-term debt.
      During 1986, we issued at a discount $100 million principal amount of unsecured debentures due May 2016, with a stated interest rate of 9.0%, payable semi-annually. During the fourth quarter of 2006, we retired $63 million of the outstanding principal of these debentures at a premium, which resulted in a charge of $2 million. The charge represents the premium paid on the early extinguishment and the write-off of related debt discount and issuance costs. As of December 31, 2006, $10 million principal amount of the debenture remained outstanding.
      During 2006, we issued $550 million of unsecured medium-term notes, of which $250 million mature in May 2011 and $300 million mature in November 2016. During 2005, we issued $600 million of unsecured medium-term notes, of which $225 million mature in April 2010, $175 million mature in April 2011 and $200 million mature in June 2012. The proceeds from the notes were used for general corporate purposes.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      During 2005, Ryder filed a universal shelf registration statement with the SEC to issue up to $800 million of securities, including $65 million of available securities that was carried forward from the previous shelf registration statement. Proceeds from debt issuances under the universal shelf registration statement are being used for general corporate purposes, which may include capital expenditures, share repurchases and reduction in commercial paper borrowings. At December 31, 2006, Ryder had $250 million of debt securities available for issuance under the latest registration statement.
      Effective July 1, 2003, Ryder consolidated two vehicle lease trusts that were considered VIEs. The activities of each of the separately rated vehicle lease trusts and related debt were originally afforded off-balance sheet treatment under existing accounting rules. Each of these trusts was established as part of vehicle securitization transactions. These vehicle securitization transactions typically involve the sale and leaseback of revenue earning equipment under lease to our customers to a vehicle lease trust (a special purpose entity), which purchases the revenue earning equipment with cash raised primarily through the issuance of debt instruments in the public markets. Third-party investors have recourse to the revenue earning equipment in the trusts and benefit from credit enhancements provided by Ryder in the form of up-front cash reserve deposits as additional security to the extent that delinquencies and losses on customer leases and related vehicle sales are incurred. At December 31, 2006, neither of these trusts remained in existence. As of December 31, 2005, one trust remained in existence and the outstanding principal of asset-backed senior notes issued by the trust in connection with this transaction was $72 million. At December 31, 2005, the cash reserve deposit maintained by Ryder totaled $15 million. Other than the credit enhancements, Ryder did not guarantee the third-party investors’ interests in the vehicle lease trusts.
      Ryder Receivable Funding II, L.L.C. (RRF LLC), a bankruptcy remote, consolidated subsidiary of Ryder has a Trade Receivables Purchase and Sale Agreement (the Trade Receivables Agreement) with various financial institutions. Under this program, Ryder sells certain of its domestic trade accounts receivable to RRF LLC who in turn may sell, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit and (or) committed purchasers. Under the terms of the program, RRF LLC and Ryder have provided representations, warranties, covenants and indemnities that are customary for accounts receivable facilities of this type. Ryder entered into this program to provide additional liquidity to fund its operations, particularly when the cost of such sales is cost effective compared with other funding programs, notably the issuance of unsecured commercial paper. This program is accounted for as a collateralized financing arrangement. The available proceeds that may be received by RRF LLC under the program are limited to $200 million. RRF LLC’s costs under this program may vary based on changes in Ryder’s unsecured debt ratings and changes in interest rates. If no event occurs which causes early termination, the 364-day program will expire on September 11, 2007. As of December 31, 2006 and 2005, there were no amounts outstanding under the agreement.
      At December 31, 2006 and 2005, Ryder had letters of credit and surety bonds outstanding, which primarily guarantee various insurance activities as noted in the following table. See Note 18, “Guarantees,” for further discussion on outstanding letters of credit and surety bonds.

	December 31

	2006	2005

	(In thousands)
Letters of credit	$217,338	213,977
Surety bonds	52,237	53,256

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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
      During 2004, Ryder entered into an interest rate swap with a notional value of $27 million. The swap was accounted for as a cash flow hedge whereby we received foreign variable interest payments in exchange for having made fixed interest payments. The 2004 swap agreement matures in April 2007. The critical terms of the interest rate swap and the hedged interest payments were the same. Accordingly, no ineffectiveness arose relating to the cash flow hedge. The fair value of the swap was recognized as an adjustment to “Accumulated other comprehensive loss.” Any amounts that were reclassified or that we expect to be reclassified to earnings in the immediate future from “Accumulated other comprehensive loss” are immaterial.
      During 2002, Ryder entered into interest rate swap agreements designated as fair value hedges whereby we received fixed interest rate payments in exchange for having made variable interest rate payments. The differential to be paid or received was accrued and recognized as interest expense. At December 31, 2006, two interest rate swap agreements remain in existence and the contracts mature in September and October 2007. At December 31, 2006, the remaining interest rate swap agreements effectively changed $35 million of fixed-rate debt instruments with a weighted-average fixed interest rate of 6.6% to LIBOR-based floating-rate debt at a weighted-average rate of 6.3%. At December 31, 2005, these interest rate swap agreements effectively changed $185 million of fixed-rate debt instruments with a weighted-average fixed interest rate of 6.7% to LIBOR-based floating-rate debt at a weighted-average rate interest of 6.2%. The current portion of the fair value of the interest rate swap agreements was classified in “Prepaid expenses and other current assets” with the remainder classified in “Direct financing leases and other assets.” Changes in the fair value of the interest rate swaps were offset by changes in the fair value of the debt instruments. Accordingly, there was no ineffectiveness related to these interest rate swaps. During 2006, 2005 and 2004, the decrease in the fair value of interest rate swaps totaled approximately $1 million, $4 million and $9 million, respectively.

Currency Risk
      From time to time, we use forward foreign currency exchange contracts and cross-currency swaps to manage our exposure to movements in foreign currency exchange rates.
      During 2006, Ryder entered into forward foreign currency exchange contracts to mitigate the risk of foreign currency movements on intercompany transactions. At December 31, 2006, the aggregate notional value of the outstanding contracts was $9 million. These forward foreign currency exchange contracts are accounted for as cash flow hedges and mature in January 2007 and May 2007. The fair values of the forward foreign currency exchange contracts are recognized as an adjustment to “Accumulated other comprehensive loss.” Any amounts reclassified or that we expect to be reclassified to earnings in the immediate future from “Accumulated other comprehensive loss” are immaterial.
      During 2002, Ryder entered into a five-year $78 million cross-currency swap to hedge our net investment in a foreign subsidiary. The hedge was effective in eliminating the risk of foreign currency

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
movements on the investment and, as such, was accounted for under the net investment hedging rules. Losses (gains) associated with changes in the fair value of the cross-currency swap for the years ended December 31, 2006, 2005 and 2004 were $10 million, $(6) million and $7 million, respectively, and were reflected in the currency translation adjustment within “Accumulated other comprehensive loss.” By rule, interest costs associated with the cross-currency swap are required to be reflected in “Accumulated other comprehensive loss.” Cumulative interest costs associated with the cross-currency swap reflected in “Accumulated other comprehensive loss” were $4 million and $3 million at December 31, 2006 and 2005, respectively, and will be recognized in earnings upon sale or repatriation of our net investment in the foreign subsidiary.

Fair Value
      The following table represents the carrying amounts and estimated fair values of certain of Ryder’s financial instruments at December 31, 2006 and 2005. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties (fair values were based on dealer quotations that represent the discounted future cash flows through maturity or expiration using current rates):

	December 31

	2006		2005

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

		(In thousands)
Assets:
Interest rate swaps	$133	133	759	759
Forward foreign currency exchange contracts	326	326	—	—
Liabilities:
Total debt(1)	2,813,434	2,794,748	2,183,546	2,188,410
Interest rate swaps	—	—	188	188
Cross-currency swap	20,101	20,101	9,739	9,739

(1)	The carrying amount of total debt excludes capital leases of $4 million and $2 million at December 31, 2006 and 2005, respectively.
     The carrying amounts of all other instruments approximated fair value at December 31, 2006 and 2005.

18.	GUARANTEES
      Ryder has executed various agreements with third parties that contain standard indemnifications that may require Ryder to indemnify a third party against losses arising from a variety of matters such as lease obligations, financing agreements, environmental matters, and agreements to sell business assets. In each of these instances, payment by Ryder is contingent on the other party bringing about a claim under the procedures outlined in the specific agreement. Normally, these procedures allow Ryder to dispute the other party’s claim. Additionally, Ryder’s obligations under these agreements may be limited in terms of the amount and (or) timing of any claim. In October 2006, Ryder entered into individual indemnification agreements with each of its independent directors. The terms of the indemnification agreements provide that to the extent permitted by Florida law, Ryder will indemnify such director acting in good faith in a manner he or she reasonably believed to be in, or not opposed to, the best interests of Ryder, against any and all losses, expenses and liabilities arising out of such director’s service as a director of Ryder. The maximum amount of potential future payments is generally unlimited. We cannot predict the maximum potential amount of future payments under certain of these agreements, including the indemnification

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
agreements, due to the contingent nature of the potential obligations and the distinctive provisions that are involved in each individual agreement. Historically, no such payments made by Ryder have had a material adverse effect on our business. We believe that if a loss were incurred in any of these matters, the loss would not result in a material adverse impact on our consolidated results of operations or financial position.
      At December 31, 2006 and 2005, the maximum determinable exposure of each type of guarantee and the corresponding liability, if any, recorded on the Consolidated Balance Sheets were as follows:

	December 31, 2006		December 31, 2005

	Maximum	Carrying	Maximum	Carrying
	Exposure of	Amount of	Exposure of	Amount of
Guarantee	Guarantee	Liability	Guarantee	Liability

		(In thousands)
Vehicle residual value guarantees:
Sales and leaseback arrangements — end of term guarantees(1)	$—	—	628	4
Finance lease programs	3,541	946	3,838	1,730
Used vehicle financing	6,046	811	4,450	1,197
Standby letters of credit	6,937	—	7,299	—

Total	$16,524	1,757	16,215	2,931

(1)	Amounts exclude contingent rentals associated with residual value guarantees on certain vehicles held under operating leases for which the guarantees are conditioned upon disposal of the leased vehicles prior to the end of their lease term. At December 31, 2006 and 2005, Ryder’s maximum exposure for such guarantees was approximately $113 million and $161 million, respectively, with $2 million and $5 million, respectively, recorded as a liability.
     Ryder has entered into transactions for the sale and operating leaseback of revenue earning equipment. In connection with the transactions, Ryder provided the lessors with residual value guarantees at the end of the lease term. Therefore, if the sales proceeds from the final disposition of any such vehicle are less than the corresponding residual value guarantee, Ryder is required to pay the difference to the lessor. Our maximum exposure for such guarantees was approximately $1 million at December 31, 2005. The last of the sale and operating leaseback arrangements with end of the term guarantees expired in 2006.
      Ryder provided vehicle residual value guarantees to independent third parties for finance lease programs made available to customers. If the sales proceeds from the final disposition of the assets are less than the residual value guarantee, Ryder is required to pay the difference to the independent third party. The individual customer finance leases expire periodically through 2013 but may be extended at the end of each lease term. At December 31, 2006 and 2005, our maximum exposure for such guarantees was approximately $4 million in each period, with $1 million and $2 million, respectively, recorded as a liability.
      Ryder maintains agreements with independent third parties for the financing of used vehicle purchases by customers. Certain agreements require that Ryder provide financial guarantees on defaulted customer contracts up to a maximum exposure amount. The individual used vehicle purchase contracts expire periodically though 2011. At December 31, 2006 and 2005, our maximum exposure for such guarantees was approximately $6 million and $4 million, respectively, with $1 million recorded as a liability at the end of each period.
      Ryder had letters of credit and surety bonds outstanding, which primarily guarantee the payment of insurance claims. Certain of these letters of credit and surety bonds guarantee insurance activities associated with insurance claim liabilities transferred in conjunction with the sale of our automotive

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
transport business, reported as discontinued operations in previous years. The entity that assumed these liabilities filed for protection under Chapter 11 of the United States Bankruptcy Code on July 31, 2005. To date, the insurance claims, representing per-claim deductibles payable under third-party insurance policies, have been paid and continue to be paid by the company that assumed such liabilities. However, if all or a portion of the estimated outstanding assumed claims of approximately $7 million at December 31, 2006 are unable to be paid, the third-party insurers may have recourse against certain of the outstanding letters of credit provided by Ryder in order to satisfy the unpaid claim deductibles. In order to reduce our potential exposure to these claims, we have received an irrevocable letter of credit from the purchaser of the business referred to above totaling $8 million at December 31, 2006. Periodically, an independent actuarial valuation will be made in order to better estimate the amount of outstanding insurance claim liabilities. At December 31, 2005, the estimated outstanding assumed claims were $7 million for which we had received approximately $9 million in letters of credit.

19.	SHAREHOLDERS’ EQUITY
      In May 2006, our Board of Directors authorized a two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. Under the May 2006 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees upon the exercise of stock options or through the employee stock purchase plan since March 1, 2006. The May 2006 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases are made periodically in open-market transactions, and are subject to market conditions, legal requirements and other factors. Management was granted the authority to establish a trading plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the May 2006 program, which allowed for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. At December 31, 2006, we repurchased and retired approximately 1.8 million shares under the May 2006 program at an aggregate cost of $93 million.
      In October 2005, our Board of Directors authorized a $175 million share repurchase program over a period not to exceed two years. Share repurchases of common stock were made periodically in open-market transactions and were subject to market conditions, legal requirements and other factors. Management established a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the October 2005 program, which allowed for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During the first quarter of 2006, we completed the October 2005 program. In 2006 and 2005, we repurchased and retired approximately 1.6 million and 2.6 million shares, respectively, under the October 2005 program at an aggregate cost of $66 million and $109 million, respectively.
      In July 2004, our Board of Directors authorized a two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. Under the July 2004 program, shares of common stock were purchased in an amount not to exceed the number of shares issued to employees upon the exercise of stock options or through the employee stock purchase plan since May 1, 2004. The July 2004 program limited aggregate share repurchases to no more than 3.5 million shares of Ryder common stock. Share repurchases of common stock were made periodically in open-market transactions, and were subject to market conditions, legal requirements and other factors. Management established a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the July 2004 program, which allowed for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During the fourth quarter of 2005, we replaced the July 2004 program with the October 2005 program noted previously. In

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
2005 and 2004, we repurchased and retired approximately 1.0 million and 1.4 million shares, respectively, under the July 2004 program at an aggregate cost of $43 million and $62 million, respectively.
      In October 2003, our Board of Directors authorized a $90 million share repurchase program over a period not to exceed two years. Under the October 2003 program, shares of common stock were purchased in a dollar amount not to exceed the proceeds generated from the issuance of common stock to employees since January 1, 2003. Share repurchases of common stock were made periodically in open-market transactions and were subject to market conditions, legal requirements and other factors. During the second quarter of 2004, we completed the October 2003 program. In 2004, we repurchased and retired approximately 2.4 million shares under the October 2003 program at an aggregate cost of $87 million.

20.	ACCUMULATED OTHER COMPREHENSIVE LOSS
      The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

		Additional					Accumulated
	Currency	Minimum	Unrecognized	Unrecognized	Unrecognized	Unrealized	Other
	Translation	Pension	Net Actuarial	Prior Service	Transition	Gain (Loss)	Comprehensive
	Adjustments	Liability(1)	Loss(1)	Credit(1)	Asset(1)	on Derivatives	Loss

	(In thousands)
January 1, 2004	$10,993	(187,442)	—	—	—	(207)	(176,656)
2004 Activity	27,983	(1,072)	—	—	—	324	27,235

December 31, 2004	38,976	(188,514)	—	—	—	117	(149,421)
2005 Activity	(21,024)	(32,169)	—	—	—	(305)	(53,498)

December 31, 2005	17,952	(220,683)	—	—	—	(188)	(202,919)
2006 Activity	29,119	178,081	—	—	—	224	207,424
Adoption of SFAS 158	7,776	42,602	(216,470)	14,979	114	—	(150,999)

December 31, 2006	$54,847	—	(216,470)	14,979	114	36	(146,494)

(1)	Amounts pertain to our pension and postretirement benefit plans.
21.     EARNINGS PER SHARE INFORMATION
      A reconciliation of the number of shares used in computing basic and diluted EPS follows:

	Years ended December 31

	2006	2005	2004

	(In thousands)
Weighted-average shares outstanding — Basic	60,873	63,758	64,280
Effect of dilutive options and nonvested stock	705	802	1,391

Weighted-average shares outstanding — Diluted	61,578	64,560	65,671

Anti-dilutive options not included above	958	1,178	93

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
22.     SHARE-BASED COMPENSATION PLANS
      The following table provides information on share-based compensation expense and income tax benefits recognized in 2006, 2005 and 2004. As discussed in Note 1, “Summary of Significant Accounting Policies,” effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R which, among other things, required the recognition of expense for stock options vesting after the date of adoption. Prior to the adoption of SFAS No. 123R, share-based compensation expense was limited to the expense attributed to the grants of nonvested stock.

	Years ended December 31

	2006	2005	2004

	(In thousands)
Stock option and stock purchase plans	$10,147	—	—
Nonvested stock (restricted stock)	3,496	3,124	1,902

Share-based compensation expense	13,643	3,124	1,902
Income tax benefit	(4,015)	(1,193)	(747)

Share-based compensation expense, net of tax	$9,628	1,931	1,155

      Total unrecognized compensation expense related to share-based compensation arrangements at December 31, 2006 was $20 million and is expected to be recognized over a weighted-average period of approximately 3.5 years. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $14 million, $13 million, and $12 million, respectively.
Share-Based Incentive Awards
      Share-based incentive awards are provided to employees under the terms of six share-based compensation plans (collectively, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money stock options, nonvested stock (restricted stock) and market-based nonvested stock. The non-management members of the Board of Directors also receive stock options or restricted stock units under a director stock plan. The amount of shares authorized to be issued under the Plans was 5 million at December 31, 2006. There were 3.8 million unused shares available to be granted under the Plans as of December 31, 2006.
      A majority of share-based compensation expense is generated from stock options. Stock options are awards which allow employees to purchase shares of the Company’s stock at a fixed price. Stock option awards are granted at an exercise price equal to the market price of Ryder’s stock at the time of grant. These awards, which generally vest one-third each year, are fully vested three years from the grant date and have contractual terms ranging from seven to ten years.
      Restricted stock awards are nonvested stock rights that are granted to employees and entitle the holder to shares of common stock as the award vests. These time-vested restricted stock rights typically vest in three equal installments over a three-year period regardless of company performance. The fair value of the awards is determined and fixed on the grant date based on Ryder’s stock price on the date of grant. A portion of the restricted stock awards include a market-based vesting provision. Under such provision, the employees only receive the grant of stock if Ryder’s total shareholder return (TSR) as a percentage of the S&P 500 comparable period TSR is 100% or greater over a three-year period. The fair value of the awards is determined on the date of grant and is based on the likelihood of Ryder achieving the market-based condition. Expense on the market-based restricted stock awards is recognized regardless of Ryder’s actual TSR performance compared to the S&P.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      Restricted stock units (RSUs) are units of stock granted to non-management members of the Board of Directors. Once granted, RSUs are eligible for dividends but have no voting rights. The RSUs vest upon a board member’s departure from the Board. At the time of vesting, the RSUs are redeemed for an equivalent number of shares of Ryder’s common stock. The fair value of the awards is determined and fixed on the grant date based on Ryder’s stock price on the date of grant.
Option Awards
      A summary of option activity under our stock option plans as of December 31, 2006, and changes during the year ended December 31, 2006 is presented in the table below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise	Term	Intrinsic Value
	(In thousands)	Price	(In years)	(In thousands)

Options outstanding at January 1	4,535	$33.02
Granted	1,081	43.17
Exercised	(2,011)	29.54
Forfeited or expired	(195)	39.95

Options outstanding at December 31	3,410	$37.89	4.8	$46,707

Vested and expected to vest at December 31	3,281	$37.75	5.1	$45,406

Exercisable at December 31	1,297	$30.14	3.8	$27,807

      The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the market price of Ryder’s stock on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options at year-end. The amount changes based on the fair market value of Ryder’s stock.
      Information about options in various price ranges at December 31, 2006 follows:

		Options Outstanding		Options Exercisable

		Weighted-Average
		Remaining	Weighted-		Weighted-
		Contractual Term	Average Exercise		Average Exercise
Price Ranges	Shares	(In years)	Price	Shares	Price

	(Shares in thousands)
$15.00-20.00	241	3.8	$16.72	241	$16.72
20.00-25.00	237	3.7	22.21	237	22.21
25.00-35.00	297	2.7	27.73	272	27.23
35.00-40.00	608	4.2	36.90	281	36.87
40.00-45.00	1,938	5.6	43.76	241	44.88
45.00 and over	89	5.8	50.02	25	49.27

Total	3,410	4.8	$37.89	1,297	$30.14

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Awards
      A summary of the status of Ryder’s nonvested stock awards, including awards with a market-based vesting provision, as of December 31, 2006, and changes during the year ended December 31, 2006 is presented in the table below:

		Weighted-
		Average
	Shares	Grant Date
	(In thousands)	Fair Value

Nonvested stock outstanding at January 1	297	$34.45
Granted	193	38.94
Vested	(128)	30.39
Forfeited	(25)	34.28

Nonvested stock outstanding at December 31	337	$38.58

Nonvested stock outstanding at December 31, subject to market based conditions	96	$26.17

Stock Purchase Plan
      Ryder maintains an Employee Stock Purchase Plan (ESPP), which enables eligible participants in the U.S. and Canada to purchase full or fractional shares of Ryder common stock through payroll deductions of up to 15% of eligible compensation. The ESPP provides for quarterly offering periods during which shares may be purchased at 85% of the fair market value on either the first or the last trading day of the quarter, whichever is less. Stock purchased under the ESPP must be held for 90 days. The amount of shares authorized to be issued under the existing ESPP was 3.2 million at December 31, 2006. There were 0.9 million unused shares available to be granted under the ESPP as of December 31, 2006.
      The following table summarizes the status of Ryder’s stock purchase plan:

Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(In thousands)	Price	Term	(In thousands)

Outstanding at January 1	—	$—
Granted	173	39.59
Exercised	(173)	39.59
Forfeited or expired	—	—

Outstanding at December 31	—	$—	—	$—

Exercisable at December 31	—	$—	—	$—

      Share-Based Compensation Fair Value Assumptions
      The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing valuation model that uses the weighted-average assumptions noted in the table below. For 2006, expected volatility is based on historical volatility of Ryder’s stock and implied volatility from traded options on Ryder’s stock. For 2005 and 2004, expected volatility was based on historical volatility of Ryder’s stock. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
a maturity equal to the expected term of the stock option award. We use historical data to estimate stock option exercises and forfeitures within the valuation model. The expected term of stock option awards granted is derived from historical exercise experience under the share-based employee compensation arrangements and represents the period of time that stock option awards granted are expected to be outstanding. The fair value of market-based stock awards is estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by Ryder. The following table presents the weighted-average assumptions used for options granted:

	Years ended December 31

	2006	2005	2004

Option plans:
Expected dividends	1.7%	1.5%	1.7%
Expected volatility	27.2%	25.1%	30.7%
Risk-free rate	4.6%	3.6%	3.0%
Expected term	4.1 years	4.0 years	4.4 years
Grant-date fair value	$10.76	$9.73	$9.60
Purchase plan:
Expected dividends	1.4%	1.6%	1.7%
Expected volatility	29.4%	18.5%	31.0%
Risk-free rate	4.7%	2.8%	1.2%
Expected term	0.25 years	0.25 years	0.25 years
Grant-date fair value	$10.49	$7.50	$8.18
      Exercise of Employee Stock Options and Purchase Plans
      The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $41 million, $15 million and $50 million, respectively. The total cash received from employees as a result of exercises under all share-based employee compensation arrangements for the years ended December 31, 2006, 2005 and 2004 was $61 million, $28 million and $87 million, respectively. In connection with these exercises, the tax benefits realized from share-based employee compensation arrangements were $14 million, $6 million and $21 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
cost of these plans is equal to the annual contribution determined in accordance with the provisions of negotiated labor contracts. Assets contributed to such plans are not segregated or otherwise restricted to provide benefits only to employees of Ryder.

Pension Expense
      Pension expense was as follows:

	Years ended December 31

	2006	2005	2004

	(In thousands)
Company-administered plans:
Service cost	$42,675	37,252	36,473
Interest cost	82,536	76,512	71,465
Expected return on plan assets	(99,520)	(90,658)	(82,312)
Amortization of transition asset	(30)	(29)	(29)
Recognized net actuarial loss	33,579	30,031	31,639
Amortization of prior service cost	6,319	1,421	2,186

	65,559	54,529	59,422
Union-administered plans	4,879	4,698	4,012

Net pension expense	$70,438	59,227	63,434

Company-administered plans:
U.S.	$46,276	39,598	44,484
Non-U.S.	19,283	14,931	14,938

	65,559	54,529	59,422
Union-administered plans	4,879	4,698	4,012

	$70,438	59,227	63,434

      The following table sets forth the weighted-average actuarial assumptions used for Ryder’s pension plans in determining annual pension expense:

	U.S. Plans			Non- U.S. Plans
	Years ended December 31			Years ended December 31

	2006	2005	2004	2006	2005	2004

Discount rate	5.73%	5.90%	6.00%	5.00%	5.58%	5.61%
Rate of increase in compensation levels	4.00%	4.00%	5.00%	3.62%	3.50%	3.50%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%	7.50%	7.92%	7.92%
Transition amortization in years	8	8	9	6	7	7
Gain and loss amortization in years	8	8	9	8	8	8
      The return on plan assets assumption reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plans. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns in the plan assets.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pension Accounting Charge
      In the third quarter of 2006, we recorded a one-time, non-cash pension accounting charge of $6 million ($4 million after-tax), to properly account for prior service costs related to retiree pension benefit improvements made in 1995 and 2000. We previously amortized prior service costs over the remaining life expectancy of retired participants (approximately 15 years). The applicable accounting literature requires that prior service costs be amortized over the future service period of active employees at the date of the amendment which are expected to receive benefits under the plan (approximately 6-8 years for Ryder). The literature does provide an exception in which prior service costs can be amortized over the remaining life expectancy of retired participants if all or almost all of the plan participants are inactive. In the third quarter of 2006, we determined that we had not met the exception criteria, which allows for the use of the remaining life expectancy of retired participants as the amortization period. Because the amounts involved were not material to our consolidated financial statements in any individual prior period, and the cumulative amount is not material to 2006 results, we recorded the cumulative adjustment, which increased “Salaries and employee-related costs” and reduced “Intangible assets” by $6 million, in 2006.

Pension Remeasurement Benefit
      The historical basis of accounting for our U.S. and Canadian pension plans included a substantive commitment to make future plan amendments in order to provide benefits (to active employees) attributable to prior service that are greater than the benefits defined by the written terms of the plans. In the fourth quarter of 2006, our Retirement Committee resolved that there was no commitment to grant benefit improvements at the present time or in the near future. As a result, we eliminated the substantive commitment benefit improvement assumption for the U.S. and Canadian plans. This action was considered a substantive amendment to the plans which required an interim measurement of plan assets and pension obligations as of the date of the amendment. The revalued amounts were also used to measure pension expense from the date of the amendment through year-end. In performing this interim measurement, we updated plan asset values, rolled forward employee census data to reflect population changes and reviewed the appropriateness of all actuarial assumptions including discount rate, expected long-term rate of return, expected increase in compensation levels, retirement rate and mortality. The prospective application of the interim measurement reduced fourth quarter 2006 pension expense by $5 million relative to expenses recognized through September 30, 2006.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Obligations and Funded Status
      The following table sets forth the balance sheet impact, as well as the benefit obligations, assets and funded status associated with Ryder’s pension plans:

	December 31

	2006	2005

	(In thousands)
Change in benefit obligations:
Benefit obligations at January 1	$1,467,891	1,330,356
Service cost	42,675	37,252
Interest cost	82,536	76,512
Actuarial (gain) loss	(23,544)	96,597
Benefits paid	(49,088)	(45,340)
Transfers	—	(5,013)
Plan amendment	(22,727)	—
Foreign currency exchange rate changes	33,834	(22,473)

Benefit obligations at December 31	$1,531,577	1,467,891

Change in plan assets:
Fair value of plan assets at January 1	$1,147,537	1,106,386
Actual return on plan assets	158,782	94,748
Employer contribution	129,631	12,288
Plan participants’ contributions	2,180	2,226
Benefits paid	(49,088)	(45,340)
Transfers	—	(5,013)
Foreign currency exchange rate changes	28,264	(17,758)

Fair value of plan assets at December 31	$1,417,306	1,147,537

Funded status	$(114,271)	(320,354)
Unrecognized transition asset	(163)	(171)
Unrecognized prior service (credit) cost	(20,785)	7,333
Unrecognized net actuarial loss	318,452	427,588

Net	$183,233	114,396

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      Amounts recognized in the balance sheet consisted of:

	December 31

	2006	2005

	(In thousands)
Accrued benefit liability	$(114,271)	(237,673)
Intangible assets	—	7,333
Accumulated other comprehensive loss (pre-tax)	297,504	344,736

Net amount recognized	$183,233	114,396

      Items not yet recognized as a component of pension expense as of December 31, 2006 consisted of:

(In thousands)
Transition asset	$(163)
Prior service credit	(20,785)
Net actuarial loss	318,452

Accumulated other comprehensive loss (pre-tax)	$297,504

      In 2007, we expect to recognize approximately $3 million of the prior service credit, and $19 million of the net actuarial loss as a component of pension expense.
      Our annual measurement dates are December 31st for both U.S. and non-U.S. pension plans. The following table sets forth the weighted-average actuarial assumptions used for Ryder’s pension plans in determining funded status:

	U.S. Plans		Non-U.S. Plans
	December 31		December 31

	2006	2005	2006	2005

Discount rate	6.00%	5.65%	4.84%	5.00%
Rate of increase in compensation levels	4.00%	4.00%	3.33%	3.62%

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      At December 31, 2006 and 2005, our pension obligations (accumulated benefit obligations (ABO) and projected benefit obligations (PBO)) greater than the fair value of our plan assets for our U.S. and non-U.S. plans were as follows:

	U.S. Plans		Non- U.S. Plans		Total
	December 31		December 31		December 31

	2006	2005	2006	2005	2006	2005

	(In thousands)
Accumulated benefit obligations	$1,124,081	1,116,032	336,722	269,178	1,460,803	1,385,210
Plans with ABO in excess of plan assets:
PBO	$33,258	1,187,167	349,626	280,724	382,884	1,467,891
ABO	$30,491	1,116,032	336,722	269,178	367,213	1,385,210
Fair value of plan assets	$218	939,721	321,603	207,816	321,821	1,147,537
Plans with PBO in excess of plan assets:
PBO	$1,181,951	1,187,167	349,626	280,724	1,531,577	1,467,891
ABO	$1,124,081	1,116,032	336,722	269,178	1,460,803	1,385,210
Fair value of plan assets	$1,095,704	939,721	321,602	207,816	1,417,306	1,147,537
      Plan Assets
      The percentage of fair value of total assets by asset category and target allocations is as follows:

	U.S. Plans				Non- U.S. Plans

	Actual December 31		Target		Actual December 31		Target

	2006	2005	2006	2005	2006	2005	2006	2005

Asset category:
Equity securities	77%	76%	70%	70%	78%	76%	77%	77%
Debt securities	20%	21%	26%	26%	22%	23%	23%	23%
Other	3%	3%	4%	4%	0%	1%	0%	0%

	100%	100%	100%	100%	100%	100%	100%	100%

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      The following table details pension benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter:

(In thousands)
2007	$55,688
2008	59,369
2009	63,326
2010	67,557
2011	72,440
2012-2016	442,830
For 2007, pension contributions to Ryder’s U.S. pension plans and non-U.S. pension plans are estimated to be $42 million and $16 million, respectively.
      Subsequent Event
      On January 5, 2007, our Board of Directors approved an amendment to freeze the U.S. pension plan effective December 31, 2007 for current participants who do not meet certain grandfathering criteria. As a result, these employees will cease accruing further benefits after December 31, 2007 and will participate in an enhanced 401(k) plan. Those participants that meet the grandfathering criteria will be given the option to either continue to earn benefits in the U.S. pension plan or transition into an enhanced 401(k) plan. All retirement benefits earned as of December 31, 2007 will be fully preserved and will be paid in accordance with the plan and legal requirements. Employees hired after January 1, 2007 will not be eligible to participate in the pension plan. The freeze of the U.S. pension plan did not create a curtailment gain or loss.
      Savings Plans
      Ryder also has defined contribution savings plans that are available to substantially all U.S. and Canadian employees. Costs recognized for these plans equal to Ryder’s total contributions, which are based on employee classification and may be a combination of fixed contributions, employee contributions and the level of Ryder’s performance, totaled $11 million in 2006, $11 million in 2005 and $19 million in 2004.
      Supplemental Pension, Deferred Compensation and Long-Term Compensation Plans
      Ryder has a non-qualified supplemental pension plan covering certain U.S. employees, which provides for incremental pension payments from Ryder’s funds so that total pension payments equal the amounts that would have been payable from Ryder’s principal pension plans if it were not for limitations imposed by income tax regulations. The accrued pension liability related to this plan was $33 million and $29 million at December 31, 2006 and 2005, respectively.
      Ryder also has deferred compensation plans that permit eligible U.S. employees, officers and directors to defer a portion of their compensation. The deferred compensation liability, including Ryder matching amounts and accumulated earnings, totaled $25 million and $23 million at December 31, 2006 and 2005, respectively.
      Ryder also has long-term incentive compensation plans under which the Compensation Committee of the Board of Directors is authorized to reward key executives with additional compensation contingent upon attainment of critical business objectives. Long-term awards were made from 2002 to 2005. For plan years prior to 2005, performance is measured each year of the plan individually against an annual performance goal. Achievement of the performance target or failure to achieve the performance target in

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
one year does not affect the target, performance goals or compensation for any other plan year. The amounts earned under the plan vest six and eighteen months subsequent to the end of the plan’s three-year cycle. For the 2005 plan year, performance is measured based on achieving certain levels of net operating revenue growth, earnings per common share growth and return on capital over an approximate three-year period, and not on an annual basis. If certain performance levels are achieved, the amounts earned under the plan vest six months subsequent to the end of the plan’s cycle. Compensation expense under the plan is recognized in earnings over the vesting period. Total compensation expense recognized under the plan was $3 million, $3 million and $2 million in 2006, 2005 and 2004, respectively. The accrued compensation liability related to these plans was $6 million and $5 million at December 31, 2006 and 2005, respectively.
      Beginning in 2006, the Compensation Committee of the Board of Directors ceased further awards under the long-term incentive compensation plans and granted key executives market-based restricted stock rights with tandem cash awards. The cash awards are expected to approximate the amount of the executive’s tax liability relating to the vesting of the restricted stock rights. The cash awards will vest at December 31, 2008 if the market-based restricted stock right vests on that date. The liability related to the cash awards was classified within “Other non-current liabilities” and was under $1 million at December 31, 2006.
      Ryder has established grantor trusts (Rabbi Trusts) to provide funding for benefits payable under the supplemental pension plan, deferred compensation plans and long-term incentive compensation plans. The assets held in the trusts at December 31, 2006 and 2005 amounted to $30 million and $27 million, respectively. The Rabbi Trusts’ assets consist of short-term cash investments and a managed portfolio of equity securities, including Ryder’s common stock. These assets, except for the investment in Ryder’s common stock, are included in “Direct financing leases and other assets” because they are available to the general creditors of Ryder in the event of Ryder’s insolvency. The equity securities are classified as trading securities and stated at fair value. Both realized and unrealized gains and losses are included in “Miscellaneous income, net.” The Rabbi Trusts’ investment of $3 million in Ryder’s common stock, at both December 31, 2006 and 2005 is reflected at historical cost and included in shareholders’ equity.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      Total periodic postretirement benefit expense was as follows:

	Years ended December 31

	2006	2005	2004

	(In thousands)
Service cost	$1,316	1,007	964
Interest cost	2,513	2,122	2,295
Recognized net actuarial loss	973	282	441
Amortization of prior service credit	(231)	(1,157)	(1,157)
Census data adjustment	1,942	—	—

Postretirement benefit expense	$6,513	2,254	2,543

Company-administered plans:
U.S.	$5,990	1,868	2,214
Non-U.S.	523	386	329

	$6,513	2,254	2,543

Postretirement Benefit Plan Charge
      In the fourth quarter of 2006, we determined certain census data used to actuarially determine the value of our U.S. postretirement benefit obligation for the years 2001 through 2005 was inaccurate and we recorded a one-time, non-cash charge of $2 million ($1 million after-tax), for the adjustment of our U.S. postretirement benefit obligation. Because the impact resulting from revising our postretirement benefit obligation estimates was not material to our consolidated financial statements in any individual prior period, and the cumulative amount is not material to 2006 results, we recorded the cumulative adjustment, which increased “Salaries and employee-related costs” by $2 million in 2006.
      The following table sets forth the weighted-average discount rates used in determining annual periodic postretirement benefit expense:

	U.S. Plan			Non-U.S. Plan
	Years ended December 31			Years ended December 31

	2006	2005	2004	2006	2005	2004

Discount rate	5.65%	5.90%	6.00%	5.00%	6.00%	6.25%

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      Ryder’s postretirement benefit plans are not funded. The following table sets forth the balance sheet impact, as well as the benefit obligations and rate assumptions associated with Ryder’s postretirement benefit plans:

	December 31

	2006	2005

	(In thousands)
Benefit obligations at January 1	$39,286	39,142
Service cost	1,316	1,007
Interest cost	2,513	2,122
Actuarial loss	1,043	2,145
Benefits paid	(4,073)	(5,232)
Census data adjustment	4,796	—
Foreign currency exchange rate changes	(21)	102

Benefit obligations at December 31	44,860	39,286
Unrecognized prior service credit	2,693	2,924
Unrecognized net actuarial loss	(13,270)	(10,346)

Net	$34,283	31,864

      Items not yet recognized as a component of total periodic postretirement benefit expense as of December 31, 2006 consisted of:

(In thousands)
Prior service credit	$2,693
Net actuarial loss	(13,270)

Accumulated other comprehensive loss (pre-tax)	$(10,577)

      In 2007, we expect to recognize approximately $0.2 million of the prior service credit and $1 million of the net actuarial loss as a component of total periodic postretirement benefit expense.
      Our annual measurement dates are December 31st for both U.S. and non-U.S. postretirement benefit plans. Assumptions used in determining accrued postretirement benefit obligations are as follows:

	U.S. Plan		Non-U.S. Plan
	December 31		December 31

	2006	2005	2006	2005

Discount rate	6.00%	5.65%	5.00%	5.00%
Rate of increase in compensation levels	4.00%	4.00%	3.50%	3.50%
Healthcare cost trend rate assumed for next year	9.00%	9.00%	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.75%	6.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2015	2010	2014	2014
      Changing the assumed healthcare cost trend rates by 1% in each year would not have a material effect on the accumulated postretirement benefit obligation at December 31, 2006 or annual postretirement benefit expense for 2006.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      The following table details other postretirement benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter:

(In thousands)
2007	$3,595
2008	3,648
2009	3,734
2010	3,789
2011	3,980
2012-2016	20,893

24.	ENVIRONMENTAL MATTERS
      Our operations involve storing and dispensing petroleum products, primarily diesel fuel, regulated under environmental protection laws. These laws require us to eliminate or mitigate the effect of such substances on the environment. In response to these requirements, we continually upgrade our operating facilities and implement various programs to detect and minimize contamination. In addition, Ryder has received notices from the Environmental Protection Agency (EPA) and others that it has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, the Superfund Amendments and Reauthorization Act and similar state statutes and may be required to share in the cost of cleanup of 22 identified disposal sites.
      Ryder’s environmental expenses included in “Operating expense” in our Consolidated Statements of Earnings, which included remediation costs as well as normal recurring expenses such as licensing, testing and waste disposal fees, were $8 million, $9 million and $10 million in 2006, 2005 and 2004, respectively. The carrying amount of Ryder’s environmental liabilities was $16 million and $17 million at December 31, 2006 and 2005, respectively. Capital expenditures related to our environmental programs totaled approximately $1 million, $1 million and $2 million in 2006, 2005 and 2004, respectively. Ryder’s asset retirement obligations of $14 million and $13 million as of December 31, 2006 and 2005, respectively, are not included above.
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
      Ryder’s operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. Ryder operates in three reportable business segments: (1) FMS, which provides full service leasing, contract maintenance, contract-related maintenance and commercial rental of trucks, tractors and trailers to customers, principally in the U.S., Canada and the U.K.; (2) SCS, which provides comprehensive supply chain consulting including distribution and transportation services throughout North America and in Latin America, Europe and Asia; and (3) DCC, which provides vehicles and drivers as part of a dedicated transportation solution in the U.S.
      Ryder’s primary measurement of segment financial performance, defined as “Net Before Taxes” (NBT), includes an allocation of Central Support Services (CSS) and excludes restructuring and other (charges) recoveries, net and the 2006 net retirement plan charges. For purposes of segment reporting, in 2006 we excluded a pension accounting charge to properly account for prior service costs, a fourth quarter benefit to pension expense from an interim pension remeasurement, and a fourth quarter adjustment to our postretirement obligations which are more fully described in Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements. CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal and corporate communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, corporate communications, public affairs and certain executive compensation. CSS costs attributable to the business segments are predominantly allocated to FMS, SCS and DCC as follows:

•	Finance, corporate services, and health and safety — allocated based upon estimated and planned resource utilization;

•	Human resources — individual costs within this category are allocated in several ways, including allocation based on estimated utilization and number of personnel supported;

•	Information technology — principally allocated based upon utilization-related metrics such as number of users or minutes of CPU time. Customer-related project costs and expenses are allocated to the business segment responsible for the project; and

•	Other — represents legal and other centralized costs and expenses including certain share-based incentive compensation costs. Expenses, where allocated, are based primarily on the number of personnel supported.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      Business segment revenue and NBT are presented below:

	Years ended December 31

	2006	2005	2004

	(In thousands)
Revenue:
Fleet Management Solutions:
Full service lease	$1,712,054	1,655,289	1,633,668
Contract maintenance	140,774	133,268	135,007

Contractual revenue	1,852,828	1,788,557	1,768,675
Contract-related maintenance	176,248	173,010	160,554
Commercial rental	621,999	639,234	607,867
Other	72,068	67,305	69,690
Fuel services revenue	986,169	891,647	683,389

Total Fleet Management Solutions from external customers	3,709,312	3,559,753	3,290,175
Inter-segment revenue	386,734	361,438	312,664

Fleet Management Solutions	4,096,046	3,921,191	3,602,839
Supply Chain Solutions from external customers	2,028,489	1,637,826	1,354,003
Dedicated Contract Carriage from external customers	568,842	543,268	506,100
Eliminations	(386,734)	(361,438)	(312,664)

Total revenue	$6,306,643	5,740,847	5,150,278

NBT:
Fleet Management Solutions	$368,069	354,354	312,706
Supply Chain Solutions	62,144	39,392	37,079
Dedicated Contract Carriage	42,589	35,129	29,450
Eliminations	(33,732)	(32,660)	(32,728)

	439,070	396,215	346,507
Unallocated Central Support Services	(39,486)	(35,751)	(33,061)
Restructuring and other (charges) recoveries, net and 2006 net retirement plan charges(1)	(6,611)	(3,376)	17,676

Earnings from continuing operations before income taxes	$392,973	357,088	331,122

(1)	2006 includes the pension accounting charge of $6 million, pension remeasurement benefit of $5 million and postretirement benefit plan charge of $2 million for census data adjustment. See Note 23, “Employee Benefit Plans” in the Notes to Consolidated Financial Statements for additional information.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The following table sets forth share-based compensation, depreciation expense, gains on vehicle sales, net, other non-cash charges (credits), net, interest expense (income) and capital expenditures for the years ended December 31, 2006, 2005 and 2004, respectively, and total assets at December 31, 2006 and 2005, respectively, as provided to the chief operating decision-maker for each of Ryder’s reportable business segments:

	FMS	SCS	DCC	CSS	Eliminations	Total

	(In thousands)
2006
Share-based compensation expense	$4,187	3,186	376	5,894	—	13,643
Depreciation expense(1)	$723,076	18,101	1,599	512	—	743,288
Gains on vehicles sales, net	$(50,766)	—	—	—	—	(50,766)
Other non-cash charges, net(2)	$7,881	246	1	5,978	—	14,106
Interest expense (income)(3)	$137,008	5,978	(2,802)	377	—	140,561
Capital expenditures(4)	$1,655,181	26,728	1,055	12,100	—	1,695,064
Total assets	$6,200,291	545,913	123,683	101,476	(142,440)	6,828,923
2005
Share-based compensation expense	$527	579	60	1,958	—	3,124
Depreciation expense(1)	$718,928	19,986	1,440	61	—	740,415
Gains on vehicle sales, net	$(47,098)	—	—	—	—	(47,098)
Other non-cash charges (credits), net(2)	$11,708	91	(2)	(565)	—	11,232
Interest expense (income)(3)	$116,193	6,310	(2,280)	251	—	120,474
Capital expenditures(4)	$1,342,905	23,394	1,128	31,952	—	1,399,379
Total assets	$5,461,823	494,138	117,818	136,626	(177,141)	6,033,264
2004
Share-based compensation expense	$400	385	30	1,087	—	1,902
Depreciation expense(1)	$680,676	23,591	1,465	296	—	706,028
Gains on vehicle sales, net	$(34,504)	—	—	—	—	(34,504)
Other non-cash charges (credits), net(2),(5)	$3,920	417	9	(23,510)	—	(19,164)
Interest expense (income)(3)	$98,608	3,824	(2,395)	77	—	100,114
Capital expenditures(4)	$1,062,422	15,458	533	13,745	—	1,092,158

(1)	Depreciation expense associated with CSS assets are allocated to business segments based upon estimated and planned asset utilization. Depreciation expense totaling $12 million, $13 million and $13 million during 2006, 2005 and 2004, respectively, associated with CSS assets was allocated to other business segments.

(2)	Includes amortization expense.

(3)	Interest expense is primarily allocated to the FMS segment since such borrowings are used principally to fund the purchase of revenue earning equipment used in FMS; however, with the availability of segment balance sheet information (including targeted segment leverage ratios), interest expense (income) is also reflected in SCS and DCC.

(4)	Excludes FMS acquisition payments of $4 million, $15 million and $149 million in 2006, 2005 and 2004, respectively, primarily comprised of long-lived assets.

(5)	2004 includes CSS gains from properties sold in connection with the relocation of our headquarters complex.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Geographic Information

	Years ended December 31

	2006	2005	2004

	(In thousands)
Revenue:
United States	$5,136,775	4,722,020	4,226,179

Foreign:
Canada	564,418	483,696	411,843
Europe	346,939	343,229	360,204
Latin America	237,372	172,255	120,590
Asia	21,139	19,647	31,462

	1,169,868	1,018,827	924,099

Total	$6,306,643	5,740,847	5,150,278

Long-lived assets:
United States	$4,180,752	3,498,442	3,190,454

Foreign:
Canada	412,651	380,883	336,941
Europe	360,342	350,643	420,077
Latin America	33,036	30,448	17,253
Asia	21,519	20,796	22,277

	827,548	782,770	796,548

Total	$5,008,300	4,281,212	3,987,002

      We believe that our diversified portfolio of customers across a full array of transportation and logistics solutions and across many industries will help to mitigate the impact of adverse downturns in specific sectors of the economy in the near to medium term. Our portfolio of full service lease and commercial rental customers is not concentrated in any one particular industry or geographic region; however, the largest concentration is in non-cyclical industries such as food, groceries and beverages. Ryder derives a significant portion of its SCS revenue (approximately 65% and 60% in 2006 and 2005, respectively) from the automotive industry, mostly from manufacturers and suppliers of original equipment parts. Our largest customer, General Motors Corporation (GM), accounted for approximately 13% and 10% of consolidated revenue in 2006 and 2005, respectively. GM also accounted for approximately 40%, 35%, and 30% of SCS total revenue in 2006, 2005 and 2004, respectively. None of our customers constituted more than 10% of consolidated revenue in 2004.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

27.	QUARTERLY INFORMATION (UNAUDITED)

				Earnings from
				Continuing
				Operations per		Net Earnings per
		Earnings from		Common Share		Common Share
		Continuing
	Revenue	Operations	Net Earnings	Basic	Diluted	Basic	Diluted

	(In thousands, except per share amounts)
2006
First quarter	$1,496,291	47,582	47,582	0.78	0.77	0.78	0.77
Second quarter	1,595,726	70,279	70,279	1.15	1.13	1.15	1.13
Third quarter	1,620,549	65,277	65,277	1.07	1.06	1.07	1.06
Fourth quarter	1,594,077	65,821	65,821	1.09	1.08	1.09	1.08

Full year	$6,306,643	248,959	248,959	4.09	4.04	4.09	4.04

2005
First quarter	$1,315,615	41,489	41,489	0.65	0.64	0.65	0.64
Second quarter	1,389,816	63,298	63,298	0.99	0.98	0.99	0.98
Third quarter	1,490,623	63,341	63,341	0.99	0.98	0.99	0.98
Fourth quarter	1,544,793	59,500	58,801	0.94	0.93	0.93	0.92

Full year	$5,740,847	227,628	226,929	3.57	3.53	3.56	3.52

      Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per-share amounts for the quarters may not equal per-share amounts for the year.
      Earnings in the second quarter of 2006 included an income tax benefit of $7 million, or $0.11 per diluted common share, associated with the reduction of deferred income taxes due to enacted changes in Texas and Canadian tax laws. Earnings in the third quarter of 2006 also included a $4 million, or $0.06 per diluted common share, pension accounting charge which represented a one-time, non-cash charge to properly account for prior service costs related to retiree benefit improvements made in 1995 and 2000.
      Earnings in the second quarter of 2005 were impacted, in part, by a state income tax benefit of $8 million, or $0.12 per diluted common share, associated with the reduction of deferred income taxes due to the phase-out of income taxes for the State of Ohio.

RYDER SYSTEM, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E

		Additions

	Balance at		Transferred		Balance
	Beginning	Charged to	(from) to Other		at End
Description	of Period	Earnings	Accounts(1)	Deductions(2)	of Period

	(In thousands)
2006
Accounts receivable allowance	$13,223	8,294	—	6,773	14,744
Reserve for residual value guarantees	$5,300	1,171	—	4,244	2,227
Self-insurance accruals(3)	$265,409	141,728	—	134,218	272,919
Valuation allowance on deferred tax assets	$12,367	459	98	—	12,728
2005
Accounts receivable allowance	$11,923	8,068	—	6,768	13,223
Reserve for residual value guarantees	$6,206	390	—	1,296	5,300
Self-insurance accruals(3)	$265,706	147,427	—	147,724	265,409
Valuation allowance on deferred tax assets	$11,559	103	(705)	—	12,367
2004
Accounts receivable allowance	$9,361	9,545	—	6,983	11,923
Reserve for residual value guarantees	$10,534	1,250	—	5,578	6,206
Self-insurance accruals(3)	$258,299	151,675	—	144,268	265,706
Valuation allowance on deferred tax assets	$10,331	1,024	(204)	—	11,559

(1)	Transferred (from) to other accounts includes adjustments (from) to the deferred tax valuation allowance for the effect of foreign currency translation, which is recorded in shareholders’ equity through “Accumulated other comprehensive loss.”

(2)	Deductions represent receivables written-off, lease termination payments and insurance claim payments during the period.

(3)	Self-insurance accruals include vehicle liability, workers’ compensation, property damage and cargo, which comprise the majority of our self-insurance programs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
      Ryder changed its independent registered public accounting firm in September 2005 for the fiscal year ending December 31, 2006 from KPMG LLP (“KPMG”) to PricewaterhouseCoopers LLP. Information regarding the change in the independent registered public accounting firm was reported in Ryder’s Current Report on Form 8-K dated September 27, 2005. There were no disagreements or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.
      We have agreed to indemnify and hold KPMG harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arises as a result of KPMG’s consent to the incorporation by reference of its audit report on the Company’s past consolidated financial statements into our Registration Statements on Form S-8 and Form S-3.
ITEM 9A. CONTROLS AND PROCEDURES
      Evaluation of Disclosure Controls and Procedures
      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that at December 31, 2006, Ryder’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) were effective.
      Management’s Report on Internal Control over Financial Reporting
      Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Certified Public Accounting Firm thereon are set out in Item 8 of Part II of this Form 10-K Annual Report.
      Changes in Internal Controls over Financial Reporting
      During the three months ended December 31, 2006, there were no changes in Ryder’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect such internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
      None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
      The information required by Item 10 with respect to executive officers is included within Item 1 in Part I under the caption “Executive Officers of the Registrant” of this Form 10-K Annual Report.
      The information required by Item 10 with respect to directors, audit committee, audit committee financial experts and Section 16(a) beneficial ownership reporting compliance is included under the captions “Election of Directors,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement, which will be filed with the Commission within 120 days after the close of the fiscal year, and is incorporated herein by reference.
      Ryder has adopted a code of ethics applicable to its Chief Executive Officer, Chief Financial Officer, Controller and Senior Financial Management. The Code of Ethics forms part of Ryder’s Principles of Business Conduct which are posted on the Corporate Governance page of Ryder’s website at www.ryder.com.

ITEM 11. EXECUTIVE COMPENSATION
      The information required by Item 11 is included under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee,” “Compensation Committee Report on Executive Compensation” and “Director Compensation” in our definitive proxy statement, which will be filed with the Commission within 120 days after the close of the fiscal year, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required by Item 12 with respect to security ownership of certain beneficial owners and management is included under the captions “Security Ownership of Officers and Directors” and “Security Ownership of Certain Beneficial Owners” in our definitive proxy statement, which will be filed with the Commission within 120 days after the close of the fiscal year, and is incorporated herein by reference.
      The information required by Item 12 with respect to related stockholder matters is included within Item 6 in Part I under the caption “Securities Authorized for Issuance under Equity Compensation Plans” of this Form 10-K Annual Report.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE
      The information required by Item 13 is included under the captions “Board of Directors” and “Related Party Transactions” in our definitive proxy statement, which will be filed with the Commission within 120 days after the close of the fiscal year, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information required by Item 14 is included under the captions “Ratification of Independent Auditor (Proposal 2)” in our definitive proxy statement, which will be filed with the Commission within 120 days after the close of the fiscal year, and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Items A through H and Schedule II are presented on the following pages of this Form 10-K Annual Report:
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

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(a)	The Ryder System, Inc. Restated Articles of Incorporation, dated November 8, 1985, as amended through May 18, 1990, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1990, are incorporated by reference into this report.

3	.1(b)	Articles of Amendment to Ryder System, Inc. Restated Articles of Incorporation, dated November 8, 1985, as amended, previously filed with the Commission on April 3, 1996 as an exhibit to Ryder’s Form 8-A are incorporated by reference into this report.

3.2		The Ryder System, Inc. By-Laws, as amended through February 16, 2001, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2000, are incorporated by reference into this report.

4.1		Ryder hereby agrees, pursuant to paragraph(b)(4)(iii) of Item 601 of Regulation S-K, to furnish the Commission with a copy of any instrument defining the rights of holders of long-term debt of Ryder, where such instrument has not been filed as an exhibit hereto and the total amount of securities authorized thereunder does not exceed 10% of the total assets of Ryder and its subsidiaries on a consolidated basis.

4	.2(a)	The Form of Indenture between Ryder System, Inc. and The Chase Manhattan Bank (National Association) dated as of June 1, 1984, filed with the Commission on November 19, 1985 as an exhibit to Ryder’s Registration Statement on Form S-3 (No. 33-1632), is incorporated by reference into this report.

4	.2(b)	The First Supplemental Indenture between Ryder System, Inc. and The Chase Manhattan Bank (National Association) dated October 1, 1987, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated by reference into this report.

4.3		The Form of Indenture between Ryder System, Inc. and The Chase Manhattan Bank (National Association) dated as of May 1, 1987, and supplemented as of November 15, 1990 and June 24, 1992, filed with the Commission on July 30, 1992 as an exhibit to Ryder’s Registration Statement on Form S-3 (No. 33-50232), is incorporated by reference into this report.

4.4		The Form of Indenture between Ryder System, Inc. and J.P. Morgan Trust Company, National Association dated as of October 3, 2003 filed with the Commission on August 29, 2003 as an exhibit to Ryder’s Registration Statement on Form S-3 (No. 333-108391), is incorporated by reference into this report.

10	.1(a)	The form of change of control severance agreement for executive officers effective as of January 1, 2000, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated by reference into this report.

10	.1(b)	The form of severance agreement for executive officers effective as of January 1, 2000, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated by reference into this report.

10	.1(c)	The Ryder System, Inc. Executive Severance Plan, effective as of January 1, 2007, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on January 11, 2007, is incorporated by reference into this report.

10	.3(f)	The Ryder System, Inc. 2005 Management Incentive Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 16, 2005, is incorporated by reference into this report.

10	.4(a)	The Ryder System, Inc. 1980 Stock Incentive Plan, as amended and restated as of August 15, 1996, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated by reference into this report.

Exhibit
Number		Description

10	.4(b)	The form of Ryder System, Inc. 1980 Stock Incentive Plan, United Kingdom Section, dated May 4, 1995, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated by reference into this report.

10	.4(c)	The form of Ryder System, Inc. 1980 Stock Incentive Plan, United Kingdom Section, dated October 3, 1995, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated by reference into this report.

10	.4(f)	The Ryder System, Inc. 1995 Stock Incentive Plan, as amended and restated at May 4, 2001, previously filed with the Commission as an exhibit to Ryder’s report on Form 10-Q for the quarter ended September 30, 2001, is incorporated by reference into this report.

10	.4(g)	The Ryder System, Inc. 1995 Stock Incentive Plan, as amended and restated as of July 25, 2002, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated by reference into this report.

10	.4(h)	The Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission on March 30, 2005 as Appendix A to the Proxy Statement for the 2005 Annual Meeting of Shareholders of the Company is incorporated by reference into this report.

10	.4(i)	Terms and Conditions applicable to non-qualified stock options granted in 2006 under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on May 11, 2005, are incorporated by reference into this report.

10	.4(j)	Terms and Conditions applicable to restricted stock rights granted under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on May 11, 2005, are incorporated by reference into this report.

10	.4(k)	Terms and Conditions applicable to restricted stock units granted under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on May 11, 2005, are incorporated by reference into this report.

10	.4(l)	Terms and Conditions applicable to the 2005 long-term incentive cash awards granted under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on May 11, 2005, are incorporated by reference into this report.

10	.4(m)	Terms and Conditions applicable to annual incentive cash awards granted under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 15, 2006, are incorporated by reference into this report.

10	.4(n)	Terms and Conditions applicable to performance-based restricted stock rights and related cash awards granted in 2006 under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 15, 2006, are incorporated by reference into this report.

10	.4(o)	Terms and Conditions applicable to non-qualified stock options granted in 2007 under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 14, 2007, are incorporated by reference into this report.

10	.4(p)	Terms and Conditions applicable to performance-based restricted stock rights and related cash awards granted in 2007 under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 14, 2007, are incorporated by reference into this report.

Exhibit
Number		Description

10	.5(b)	The Ryder System, Inc. Directors Stock Award Plan, as amended and restated at February 10, 2005, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference into this report.

10	.5(c)	The Ryder System, Inc. Directors Stock Plan, as amended and restated at May 7, 2004, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference into this report.

10	.6(a)	The Ryder System Benefit Restoration Plan, effective January 1, 1985, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated by reference into this report.

10	.6(b)	The First Amendment to the Ryder System Benefit Restoration Plan, effective at December 16, 1988, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated by reference into this report.

10	.9(a)	The Ryder System, Inc. Stock for Merit Increase Replacement Plan, as amended and restated as of August 15, 1996, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated by reference into this report.

10.10		The Ryder System, Inc. Deferred Compensation Plan, as amended and restated at January 1, 2005, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference to this report.

10.12		The Asset and Stock Purchase Agreement by and between Ryder System, Inc. and First Group Plc. dated as of July 21, 1999, filed with the Commission on September 24, 1999 as an exhibit to Ryder’s report on Form 8-K, is incorporated by reference into this report.

10.13		The Ryder System, Inc. Long-Term Incentive Plan, effective as of January 1, 2002, as amended on May 6, 2005, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on May 11, 2005, is incorporated by reference into this report.

10.14		Global Revolving Credit Agreement dated as of May 11, 2004 among Ryder System, Inc., certain wholly-owned subsidiaries of Ryder System, Inc., Fleet National Bank, individually and as administrative agent, and certain lenders, previously filed with the Commission as an exhibit to Ryder’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, is incorporated by reference into this report.

10.15		Amendment Agreement No. 1 to $870 million Global Revolving Credit Agreement dated May 11, 2005, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on May 11, 2005, is incorporated by reference into this report.

21.1		List of subsidiaries of the registrant, with the state or other jurisdiction of incorporation or organization of each, and the name under which each subsidiary does business.

Exhibit
Number	Description

23.1	PricewaterhouseCoopers LLP consent to incorporation by reference in certain Registration Statements on Forms S-3 and S-8 of their report on Consolidated Financial Statements and schedules of Ryder System, Inc. and its subsidiaries.

23.2	KPMG LLP consent to incorporation by reference in certain Registration Statements on Forms S-3 and S-8 of their report on Consolidated Financial Statements and schedules of Ryder System, Inc. and its subsidiaries.

24.1	Manually executed powers of attorney for each of:

John M. Berra L. Patrick Hassey Daniel H. Mudd Eugene A. Renna E. Follin Smith Christine A. Varney	David I. Fuente Lynn M. Martin Luis P. Nieto, Jr. Abbie J. Smith Hansel E. Tookes, II

31.1	Certification of Gregory T. Swienton pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Mark T. Jamieson pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32	Certification of Gregory T. Swienton and Mark T. Jamieson pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.
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

Date: February 14, 2007	RYDER SYSTEM, INC. By: /s/ Gregory T. Swienton Gregory T. Swienton Chairman of the Board and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 14, 2007	By: /s/ Gregory T. Swienton Gregory T. Swienton Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2007	By: /s/ Mark T. Jamieson Mark T. Jamieson Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 14, 2007	By: /s/ Art A. Garcia Art A. Garcia Senior Vice President and Controller (Principal Accounting Officer)

Date: February 14, 2007	By: John M. Berra* John M. Berra Director

Date: February 14, 2007	By: David I. Fuente* David I. Fuente Director

Date: February 14, 2007	By: L. Patrick Hassey* L. Patrick Hassey Director

Date: February 14, 2007	By: Lynn M. Martin* Lynn M. Martin Director

Date: February 14, 2007	By: Daniel H. Mudd* Daniel H. Mudd Director

Date: February 14, 2007	By: Luis P. Nieto, Jr.* Luis P. Nieto, Jr. Director

Date: February 14, 2007	By: Eugene A. Renna* Eugene A. Renna Director

Date: February 14, 2007	By: Abbie J. Smith* Abbie J. Smith Director

Date: February 14, 2007	By: E. Follin Smith* E. Follin Smith Director

Date: February 14, 2007	By: Hansel E. Tookes, II* Hansel E. Tookes, II Director

Date: February 14, 2007	By: Christine A. Varney* Christine A. Varney Director

Date: February 14, 2007	*By: /s/ Flora R. Perez Flora R. Perez Attorney-in-Fact