Form 10-Q
period 2007-03-31
RYDER SYSTEM INC
filed 2007-04-25
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☑
Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at March 31, 2007 was 61,149,009.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
 (unaudited)

	Three months ended March 31,
	2007	2006
	(In thousands, except per share amounts)

Revenue	$1,594,102	1,496,291

Operating expense (exclusive of items shown separately)	663,885	660,543
Salaries and employee-related costs	354,164	337,513
Subcontracted transportation	247,229	202,223
Depreciation expense	196,183	178,176
Gains on vehicle sales, net	(15,032)	(12,812)
Equipment rental	23,845	25,567
Interest expense	39,370	31,422
Miscellaneous income, net	(916)	(5,386)
Restructuring and other charges (recoveries), net	536	(159)

	1,509,264	1,417,087

Earnings before income taxes	84,838	79,204
Provision for income taxes	33,579	31,622

Net earnings	$51,259	47,582

Earnings per common share:
Basic	$0.85	0.78

Diluted	$0.84	0.77

Cash dividends per common share	$0.21	0.18

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	(unaudited)
	March 31,	December 31,
	2007	2006
	(Dollars in thousands, except per
	share amounts)
Assets:
Current assets:
Cash and cash equivalents	$93,603	128,639
Receivables, net	915,931	883,478
Inventories	57,725	59,318
Prepaid expenses and other current assets	165,750	190,381

Total current assets	1,233,009	1,261,816

Revenue earning equipment, net of accumulated depreciation of $2,777,261 and $2,825,876, respectively	4,698,190	4,509,332
Operating property and equipment, net of accumulated depreciation of $781,820 and $778,550, respectively	503,970	498,968
Goodwill	159,391	159,244
Intangible assets	14,188	14,387
Direct financing leases and other assets	390,093	385,176

Total assets	$6,998,841	6,828,923

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$313,092	332,745
Accounts payable	549,429	515,121
Accrued expenses and other current liabilities	421,319	419,756

Total current liabilities	1,283,840	1,267,622

Long-term debt	2,565,084	2,484,198
Other non-current liabilities	464,576	449,158
Deferred income taxes	911,589	907,166

Total liabilities	5,225,089	5,108,144

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, March 31, 2007 or December 31, 2006	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, March 31, 2007 — 61,149,009; December 31, 2006 — 60,721,528	30,410	30,220
Additional paid-in capital	736,173	713,264
Retained earnings	1,147,860	1,123,789
Accumulated other comprehensive loss	(140,691)	(146,494)

Total shareholders’ equity	1,773,752	1,720,779

Total liabilities and shareholders’ equity	$6,998,841	6,828,923

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2007	2006
	(In thousands)

Cash flows from operating activities:
Net earnings	$51,259	47,582
Depreciation expense	196,183	178,176
Gains on vehicle sales, net	(15,032)	(12,812)
Share-based compensation expense	3,651	3,183
Amortization expense and other non-cash charges, net	6,655	378
Deferred income tax expense	19,258	14,835
Tax benefits from share-based compensation	758	1,298
Changes in operating assets and liabilities:
Receivables	(31,569)	15,519
Inventories	1,639	(1,689)
Prepaid expenses and other assets	(17,123)	(57,152)
Accounts payable	46,322	15,912
Accrued expenses and other non-current liabilities	(8,808)	(87,991)

Net cash provided by operating activities	253,193	117,239

Cash flows from financing activities:
Net change in commercial paper borrowings	(206,449)	200,734
Debt proceeds	343,881	14,730
Debt repaid, including capital lease obligations	(86,280)	(103,163)
Dividends on common stock	(12,783)	(10,973)
Common stock issued	19,556	15,782
Common stock repurchased	(9,036)	(65,861)
Excess tax benefits from share-based compensation	1,192	2,676

Net cash provided by financing activities	50,081	53,925

Cash flows from investing activities:
Purchases of property and revenue earning equipment	(487,381)	(310,014)
Sales of revenue earning equipment	93,190	88,248
Sales of operating property and equipment	1,133	760
Acquisitions	—	(4,113)
Collections on direct finance leases	15,716	16,343
Changes in restricted cash	38,112	(17,896)
Other, net	750	1,609

Net cash used in investing activities	(338,480)	(225,063)

Effect of exchange rate changes on cash	170	793

Decrease in cash and cash equivalents	(35,036)	(53,106)
Cash and cash equivalents at January 1	128,639	128,727

Cash and cash equivalents at March 31	$93,603	75,621

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,899	11,480
Income taxes, net of refunds	10,816	99,897

Non-cash investing activities:
Changes in accounts payable related to purchases of revenue earning equipment	(11,914)	58,922
Revenue earning equipment acquired under capital leases	5,768	—
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
 (unaudited)

						Accumulated
	Preferred			Additional		Other
	Stock	Common Stock		Paid-In	Retained	Comprehensive
	Amount	Shares	Par	Capital	Earnings	Loss	Total
	(Dollars in thousands, except per share amount)

Balance at December 31, 2006	$—	60,721,528	$30,220	713,264	1,123,789	(146,494)	1,720,779

Components of comprehensive income:
Net earnings	—	—	—	—	51,259	—	51,259
Foreign currency translation adjustments	—	—	—	—	—	2,883	2,883
Unrealized gain related to derivative instruments	—	—	—	—	—	34	34
Amortization of transition obligation (1)	—	—	—	—	—	(5)	(5)
Amortization of net actuarial loss (1)	—	—	—	—	—	3,373	3,373
Amortization of prior service credit (1)	—	—	—	—	—	(482)	(482)

Total comprehensive income							57,062
Common stock dividends declared – $0.21 per share	—	—	—	—	(12,783)	—	(12,783)
Common stock issued under employee stock option and stock purchase plans (2)	—	596,928	274	19,282	—	—	19,556
Benefit plan stock purchases (3)	—	(732)	—	(18)	—	—	(18)
Common stock repurchases	—	(168,715)	(84)	(1,956)	(6,978)	—	(9,018)
Share-based compensation	—	—	—	3,651	—	—	3,651
Tax benefits from share-based compensation	—	—	—	1,950	—	—	1,950
Adoption of FIN 48 (4)	—	—	—	—	(7,427)	—	(7,427)

Balance at March 31, 2007	$—	61,149,009	$30,410	736,173	1,147,860	(140,691)	1,773,752

(1)	Amounts pertain to our pension and postretirement benefit plans and are presented net of tax.
(2)	Net of common shares delivered as payment for the exercise price or to satisfy the option holders’ withholding tax liability upon exercise of options.
(3)	Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plans.
(4)	See Note (B),“Accounting Change,” in the Notes to Consolidated Condensed Financial Statements for additional information related to the adoption of FIN 48, “Accounting for Uncertainty in Income Taxes.”
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
(A) INTERIM FINANCIAL STATEMENTS
     The accompanying unaudited Consolidated Condensed Financial Statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder System, Inc. has a controlling voting interest (“subsidiaries”), and variable interest entities (VIEs) required to be consolidated in accordance with U.S. generally accepted accounting principles (GAAP). The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with the accounting policies described in the 2006 Annual Report on Form 10-K except for the accounting change described below relating to uncertain tax positions, and should be read in conjunction with the Consolidated Financial Statements and notes thereto. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures herein are adequate. The operating results for interim periods are unaudited and are not necessarily indicative of the results that can be expected for a full year. Certain prior year amounts have been reclassified to conform to the current period presentation.
(B) ACCOUNTING CHANGE
     Prior to January 1, 2007, we recognized income tax accruals with respect to uncertain tax positions based upon Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.” Under SFAS No. 5, we recorded a liability associated with an uncertain tax position if the liability was both probable and estimable. Our liability under SFAS No. 5 included interest and penalties, which were recognized as incurred within “Provision for income taxes” in the Consolidated Condensed Statements of Earnings.
     Effective January 1, 2007, we adopted FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements. For tax positions that are not more likely than not of being sustained upon audit, we do not recognize any portion of the benefit in our consolidated financial statements. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.
     The cumulative effect of the adoption of the recognition and measurement provisions of FIN 48 resulted in a $7.4 million reduction to the January 1, 2007 balance of retained earnings. Results of prior periods have not been restated. Our policy for interest and penalties related to income tax exposures was not impacted as a result of the adoption of the recognition and measurement provisions of FIN 48. Therefore, we continue to recognize interest and penalties as incurred within “Provision for income taxes” in the Consolidated Condensed Statements of Earnings. We expect the adoption of FIN 48 to increase our effective tax rate by approximately 0.3% in 2007.
(C) SHARE-BASED COMPENSATION PLANS
     Share-based incentive awards are provided to employees under the terms of various share-based compensation plans (collectively, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money stock options, nonvested stock (restricted stock) and market-based nonvested stock. The non-management members of the Board of Directors also receive restricted stock units. Share-based compensation expense is recorded in “Salaries and employee-related costs” in the Consolidated Condensed Statement of Earnings.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended March 31,
	2007	2006
	(In thousands)

Stock option and stock purchase plans	$2,438	2,636
Nonvested stock (restricted stock)	1,213	547

Share-based compensation expense	3,651	3,183
Income tax benefit	(1,176)	(996)

Share-based compensation expense, net of tax	$2,475	2,187

     Total unrecognized compensation expense related to share-based compensation arrangements at March 31, 2007 was $30.3 million and is expected to be recognized over a weighted-average period of approximately 3.2 years.
     During the three months ended March 31, 2007 and 2006, 0.9 million and 1.0 million stock options were granted under the Plans, respectively. These awards, which vest one-third each year, are fully vested three years from the grant date and have a contractual term of seven years. The fair value of each option award was estimated using a Black-Scholes-Merton option-pricing valuation model. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 and 2006 was $12.81 and $10.60, respectively.
     During each of the three months ended March 31, 2007 and 2006, 0.1 million awards of restricted stock were granted under the Plans. The restricted stock awards entitle the holder to shares of common stock as the awards vest over a three-year period. The majority of the restricted stock awards included a market-based vesting provision. Under such provision, the employees only receive the grant of stock if Ryder’s total shareholder return (TSR) as a percentage of the S&P 500 comparable period TSR is 100% or greater over a three-year period. The fair value of the market-based restricted stock awards was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. The weighted average grant-date fair value of restricted stock granted during the three months ended March 31, 2007 and 2006 was $30.32 and $27.71, respectively.
(D) EARNINGS PER SHARE INFORMATION
     Basic earnings per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding. Nonvested stock (restricted stock) granted to employees and directors are not included in the computation of basic earnings per common share until the securities vest. Diluted earnings per common share reflect the dilutive effect of potential common shares from securities such as stock options and time-vested restricted stock. Diluted earnings per common share also reflects the dilutive effect of market-based restricted stock (contingently issuable shares) if the vesting conditions have been met as of the balance sheet date assuming the balance sheet date is the end of the contingency period. The dilutive effect of stock options and restricted stock is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and vesting of restricted stock would be used to purchase common shares at the average market price for the period. The assumed proceeds include the purchase price the grantee pays and the windfall tax benefit that we receive upon assumed exercise as well as the unrecognized compensation expense at the end of each period. We calculate the assumed proceeds from excess tax benefits based on the deferred tax assets actually recorded without consideration of “as if” deferred tax assets calculated under the provision of SFAS No. 123R “Share-Based Payment.” A reconciliation of the number of shares used in computing basic and diluted earnings per common share follows:

	Three months ended March 31,
	2007	2006
	(In thousands)

Weighted-average shares outstanding — Basic	60,569	60,722
Effect of dilutive options and nonvested stock	596	711

Weighted-average shares outstanding — Diluted	61,165	61,433

Anti-dilutive options not included above	553	1,679

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(E) RESTRUCTURING AND OTHER CHARGES (RECOVERIES)
     The components of restructuring and other charges (recoveries), net were as follows:

	Three months ended March 31,
	2007	2006
	(In thousands)

Restructuring charges (recoveries), net:
Severance and employee-related charges (recoveries)	$259	(142)
Facility and related costs (recoveries)	(29)	(17)

	230	(159)

Other charges, net:
Contract termination and transition costs	306	—

Total	$536	(159)

     As noted in Note (N), “Segment Reporting,” our primary measure of segment financial performance excludes, among other items, restructuring and other charges (recoveries), net; however, the applicable portion of the restructuring and other charges (recoveries), net that related to each segment was as follows:

	Three months ended March 31,
	2007	2006
	(In thousands)

Fleet Management Solutions	$353	(95)
Supply Chain Solutions	183	(58)
Dedicated Contract Carriage	—	(4)
Central Support Services	—	(2)

Total	$536	(159)

     Restructuring and other charges (recoveries), net in the three months ended March 31, 2007 related primarily to information technology transition costs and employee severance and benefit costs incurred in connection with global cost savings initiatives announced during the fourth quarter of 2006. Restructuring charges (recoveries), net in the three months ended March 31, 2006 related primarily to employee severance and benefits and facility charges recorded in prior restructuring charges that were reversed due to subsequent refinements in estimates.
     Activity related to restructuring reserves was as follows:

			Deductions
	December 31, 2006			Non-Cash	March 31, 2007
	Balance	Additions	Cash Payments	Reductions (1)	Balance
			(In thousands)

Employee severance and benefits	$1,449	278	889	19	819
Facilities and related costs	538	18	151	47	358

Total	$1,987	296	1,040	66	1,177

(1)	Non-cash reductions represent adjustments to the restructuring reserves as actual costs were less than originally estimated.
     At March 31, 2007, outstanding restructuring obligations are generally required to be paid over the next nine months.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(F) REVENUE EARNING EQUIPMENT

	March 31, 2007			December 31, 2006
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value (1)	Cost	Depreciation	Value (1)
	(In thousands)

Full service lease	$5,886,456	(2,050,962)	3,835,494	5,755,848	(2,076,328)	3,679,520
Commercial rental	1,588,995	(726,299)	862,696	1,579,360	(749,548)	829,812

Total	$7,475,451	(2,777,261)	4,698,190	7,335,208	(2,825,876)	4,509,332

(1)	Revenue earning equipment, net includes vehicles acquired under capital leases of $18.7 million, less accumulated amortization of $7.6 million, at March 31, 2007, and $14.6 million, less accumulated amortization of $8.6 million, at December 31, 2006. Amortization expense attributed to vehicles acquired under capital leases is combined with depreciation expense.
     At March 31, 2007 and December 31, 2006, the net carrying value of revenue earning equipment held for sale was $132.6 million and $100.7 million, respectively. Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. For the three months ended March 31, 2007 and 2006, we reduced the carrying value of vehicles held for sale by $8.8 million and $4.7 million, respectively, which were recorded within “Depreciation expense” in the Consolidated Condensed Statements of Earnings.
     At the end of 2006, we completed our annual depreciation review of the residual values and useful lives of our revenue earning equipment. Based on the results of our analysis, we adjusted the residual values and useful lives of certain classes of our revenue earning equipment effective January 1, 2007. This change in estimated residual values increased pre-tax earnings for the three months ended March 31, 2007 by approximately $2.8 million or $0.03 per diluted common share, compared to the same period in 2006.
(G) ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31, 2007			December 31, 2006
	Accrued	Non-Current		Accrued	Non-Current
	Expenses	Liabilities	Total	Expenses	Liabilities	Total
	(In thousands)

Salaries and wages	$51,415	—	51,415	86,454	—	86,454
Deferred compensation	2,986	20,852	23,838	3,206	21,866	25,072
Pension benefits	5,299	108,277	113,576	2,032	112,239	114,271
Other postretirement benefits	3,588	41,521	45,109	3,595	41,265	44,860
Employee benefits	2,190	—	2,190	3,127	—	3,127
Insurance obligations (1)	120,549	191,970	312,519	117,311	191,098	308,409
Residual value guarantees	663	1,328	1,991	887	1,340	2,227
Vehicle rent	8,197	3,561	11,758	998	1,905	2,903
Deferred vehicle gains	954	2,385	3,339	912	1,813	2,725
Environmental liabilities	3,769	11,003	14,772	4,029	12,150	16,179
Asset retirement obligations	4,592	10,075	14,667	3,514	10,186	13,700
Operating taxes	76,987	—	76,987	78,233	—	78,233
Income taxes	7,290	55,005	62,295	4,831	36,800	41,631
Restructuring	1,002	175	1,177	1,806	181	1,987
Interest	46,017	—	46,017	19,497	—	19,497
Customer deposits	23,861	—	23,861	23,474	—	23,474
Derivatives	20,664	—	20,664	20,101	—	20,101
Other	41,296	18,424	59,720	45,749	18,315	64,064

Total	$421,319	464,576	885,895	419,756	449,158	868,914

(1)	Insurance obligations are primarily comprised of self-insurance accruals.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS —(Continued)
(unaudited)
(H) INCOME TAXES
     Uncertain Tax Positions
     Effective January 1, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” See Note (B), “Accounting Change,” for additional information.
     We are subject to tax audits in numerous jurisdictions in the U.S. and around the world until the applicable statute of limitations expire. Tax audits by their very nature are often complex and can require several years to complete. The following is a summary of tax years that are no longer subject to examination:
     Federal — we are no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2001. In 2005, the IRS commenced an examination of our U.S. income tax returns for 2001 through 2003, and the fieldwork is anticipated to be completed by the end of the second quarter of 2007.
     State — for the majority of states, we are no longer subject to tax examinations by tax authorities for tax years before 2001.
     Foreign — we are no longer subject to foreign tax examinations by tax authorities for tax years before 2000, 2001, and 2004 in Canada, Mexico and U.K., respectively, which are our major foreign tax jurisdictions.
     As of January 1, 2007, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $74.6 million. Of this total, $43.1 million (net of the federal benefit received from state positions) represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $7.5 million.
     We do not currently anticipate that any significant increase or decrease to unrecognized tax benefits will be recorded during the next 12 months related to U.S. federal tax positions. Unrecognized tax benefits related to state and foreign tax positions may decrease up to $4.5 million by December 31, 2007, if audits are completed or tax years close during 2007.
     Like-Kind Exchange Program
     We have a like-kind exchange program for certain of our revenue earning equipment utilized in the U.S. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form whereby tax gains on disposal of eligible vehicles are deferred. To qualify for like-kind exchange treatment we exchange, through a qualified intermediary, eligible vehicles being disposed of with vehicles being acquired allowing us to generally carry-over the tax basis of the vehicles sold (“like-kind exchanges”). The program is expected to result in a material deferral of federal and state income taxes. As part of the program, the proceeds from the sale of eligible vehicles are restricted for the acquisition of replacement vehicles and other specified applications. Due to the structure utilized to facilitate the like-kind exchanges, the qualified intermediary that holds the proceeds from the sales of eligible vehicles and the entity that holds the vehicles to be acquired under the program are required to be consolidated in the accompanying Consolidated Condensed Financial Statements in accordance with U.S. GAAP. At March 31, 2007, these consolidated entities had $6.6 million of proceeds from the sale of eligible vehicles and $158.6 million of vehicles to be acquired under the like-kind exchange program. At March 31, 2007 and December 31, 2006, we had $25.7 million and $63.8 million, respectively of restricted cash for the like-kind exchange program included within “Prepaid expenses and other current assets” on the Consolidated Condensed Balance Sheets.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(I) DEBT

	March 31,	December 31,
	2007	2006
	(In thousands)
Short-term debt and current portion of long-term debt:
Unsecured foreign obligations	$17,677	21,597
Current portion of long-term debt, including capital leases	295,415	311,148

Total short-term debt and current portion of long-term debt	313,092	332,745

Long-term debt:
U.S. commercial paper (1)	441,508	639,262
Canadian commercial paper (1)	70,935	78,871
Unsecured U.S. notes: (1)
Debentures	62,915	62,913
Medium-term notes	2,045,612	1,795,363
Unsecured U.S. obligations, principally bank term loans	59,650	58,050
Unsecured foreign obligations	170,670	157,282
Capital lease obligations	9,119	3,509

Total before fair market value adjustment	2,860,409	2,795,250
Fair market value adjustment on notes subject to hedging (2)	90	96

	2,860,499	2,795,346
Current portion of long-term debt, including capital leases	(295,415)	(311,148)

Long-term debt	2,565,084	2,484,198

Total debt	$2,878,176	2,816,943

(1)	Ryder had unamortized original issue discounts of $15.1 million at March 31, 2007 and $15.5 million at December 31, 2006.
(2)	The notional amount of executed interest rate swaps designated as fair value hedges was $35.0 million at March 31, 2007 and December 31, 2006.
     Ryder can borrow up to $870 million through a global revolving credit facility with a syndicate of twelve lenders. The credit facility matures in May 2010 and is used primarily to finance working capital and provide support for the issuance of commercial paper. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at March 31, 2007). At Ryder’s option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 11.0 basis points, which applies to the total facility of $870 million, and is based on Ryder’s current credit ratings. The credit facility contains no provisions restricting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, Ryder must maintain a ratio of debt to consolidated tangible net worth, as defined in the agreement, of less than or equal to 300%. The ratio at March 31, 2007 was 145%. At March 31, 2007, $314.4 million was available under the credit facility. Foreign borrowings of $103.9 million were outstanding under the facility at March 31, 2007.
     In February 2007, we issued $250 million of unsecured medium-term notes, maturing in March 2014. The proceeds from the notes were used for general corporate purposes.
     On February 27, 2007, Ryder filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC). The registration is for an indeterminate number of securities and is effective for three years. Under this universal shelf registration statement, we have the capacity to offer and sell from time to time various types of securities, including common stock, preferred stock and debt securities. The automatic shelf registration statement replaced our $800 million shelf registration statement, which was fully utilized with the issuance of the medium-term notes noted above.
     As of March 31, 2007, we had outstanding $10 million principal amount of unsecured debentures at 9.0% interest due May 2016. Under the provisions of the related indenture, we are required to make a sinking fund principal payment in May 2007 equal to the $10 million principal amount outstanding. As of March 31, 2007, we had outstanding $53 million principal amount of unsecured debentures at 9 7/8% interest due May 2017 (the “2017 Debentures”). The 2017 Debentures are redeemable, at a premium, on or after

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
May 15, 2007 at our option. In May 2007, we intend to redeem all of the 2017 Debentures and expect to incur a pre-tax charge of approximately $1.2 million related to the premium and write-off of the related debt issuance costs.
(J) GUARANTEES
     Ryder has executed various agreements with third parties that contain standard indemnifications that may require Ryder to indemnify a third party against losses arising from a variety of matters such as lease obligations, financing agreements, environmental matters and agreements to sell business assets. In each of these instances, payment by Ryder is contingent on the other party bringing about a claim under the procedures outlined in the specific agreement. Normally, these procedures allow Ryder to dispute the other party’s claim. Additionally, Ryder’s obligations under these agreements may be limited in terms of the amount and (or) timing of any claim. Ryder also has individual indemnification agreements with each of its independent directors. The terms of the indemnification agreements provide that to the extent permitted by Florida law, Ryder will indemnify such director acting in good faith in a manner he or she reasonably believed to be in, or not opposed to, the best interests of Ryder, against any and all losses, expenses and liabilities arising out of such director’s service as a director of Ryder. The maximum amount of potential future payments is generally unlimited. We cannot predict the maximum potential amount of future payments under certain of these agreements, including the indemnification agreements, due to the contingent nature of the potential obligations and the distinctive provisions that are involved in each individual agreement. Historically, no such payments made by Ryder have had a material adverse effect on our business. We believe that if a loss were incurred in any of these matters, the loss would not result in a material adverse impact on our consolidated results of operations or financial position.
     At March 31, 2007 and December 31, 2006, the maximum determinable exposure of each type of guarantee and the corresponding liability, if any, recorded on the Consolidated Condensed Balance Sheets were as follows:

	March 31, 2007		December 31, 2006
	Maximum	Carrying	Maximum	Carrying
	Exposure of	Amount of	Exposure of	Amount of
Guarantee	Guarantee	Liability	Guarantee	Liability
	(In thousands)

Vehicle residual value guarantees—finance lease programs (1)	$3,506	989	3,541	946
Used vehicle financing	6,249	1,065	6,046	811
Standby letters of credit	6,937	—	6,937	—

Total	$16,692	2,054	16,524	1,757

(1)	Amounts exclude contingent rentals associated with residual value guarantees on certain vehicles held under operating leases for which the guarantees are conditioned upon disposal of the leased vehicles prior to the end of their lease term. At March 31, 2007 and December 31, 2006, Ryder’s maximum exposure for such guarantees was approximately $106.0 million and $112.7 million, respectively, with $2.0 million and $2.2 million recorded as a liability at March 31, 2007 and December 31, 2006, respectively.
     At March 31, 2007, Ryder had letters of credit and surety bonds outstanding totaling $213.2 million and $50.9 million, respectively, which primarily guarantee the payment of insurance claims. Certain of these letters of credit and surety bonds guarantee insurance activities associated with insurance claim liabilities transferred in conjunction with the sale of our automotive transport business, which were reported as discontinued operations in previous years. The entity that assumed these liabilities filed for protection under Chapter 11 of the United States Bankruptcy Code on July 31, 2005. To date, the insurance claims, representing per-claim deductibles payable under third-party insurance policies, have been paid and continue to be paid by the company that assumed such liabilities. However, if all or a portion of the estimated outstanding assumed claims of approximately $6.9 million at March 31, 2007 are unable to be paid, the third-party insurers may have recourse against certain of the outstanding letters of credit provided by Ryder in order to satisfy the unpaid claim deductibles. In order to reduce our potential exposure to these claims, we have received an irrevocable letter of credit from the purchaser of the business referred to above totaling $7.5 million at March 31, 2007. Periodically, an independent actuarial valuation will be made in order to estimate the current amount of outstanding insurance claim liabilities.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(K) SHARE REPURCHASE PROGRAM
     In May 2006, our Board of Directors authorized a two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. Under the May 2006 program, management was authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees upon the exercise of stock options or through the employee stock purchase plan since March 1, 2006. The May 2006 program limited aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases were made periodically in open-market transactions, and are subject to market conditions, legal requirements and other factors. Management established a trading plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the May 2006 program, which allowed for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During the first quarter of 2007, we completed the May 2006 program. For the three months ended March 31, 2007, we repurchased and retired approximately 0.2 million shares under the May 2006 program at an aggregate cost of $9.0 million. Under the May 2006 program, we repurchased and retired a total of 2 million shares at an aggregate cost of $102.2 million.
     In October 2005, our Board of Directors authorized a $175 million share repurchase program over a period not to exceed two years. Share repurchases of common stock were made periodically in open-market transactions and were subject to market conditions, legal requirements and other factors. Management established a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the October 2005 program, which allowed for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During the first quarter of 2006, we completed the October 2005 program. For the three months ended March 31, 2006, we repurchased and retired approximately 1.6 million shares under the October 2005 program at an aggregate cost of $65.9 million.
(L) COMPREHENSIVE INCOME
     Comprehensive income presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following table provides a reconciliation of net earnings as reported in the Consolidated Condensed Statements of Earnings to comprehensive income.

	Three months ended March 31,
	2007	2006
	(In thousands)

Net earnings	$51,259	47,582
Other comprehensive income:
Foreign currency translation adjustments	2,883	881
Unrealized gain on derivative instruments	34	245
Amortization of transition obligation (1)	(5)	—
Amortization of net actuarial loss (1)	3,373	—
Amortization of prior service credit (1)	(482)	—

Total comprehensive income	$57,062	48,708

(1)	Amounts pertain to our pension and postretirement benefit plans and are presented net of tax.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(M) EMPLOYEE BENEFIT PLANS
     Components of net periodic benefit cost were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,
	2007	2006	2007	2006
	(In thousands)

Company-administered plans:
Service cost	$10,365	10,451	340	327
Interest cost	21,506	20,224	696	576
Expected return on plan assets	(29,241)	(23,894)	—	—
Amortization of transition obligation	(8)	(7)	—	—
Amortization of net actuarial loss	4,872	8,771	279	203
Amortization of prior service (credit) cost	(696)	353	(58)	(57)

	6,798	15,898	1,257	1,049
Union-administered plans	1,211	1,158	—	—

Net periodic benefit cost	$8,009	17,056	1,257	1,049

Company-administered plans:
U.S.	$3,467	11,370	1,126	920
Non-U.S.	3,331	4,528	131	129

	6,798	15,898	1,257	1,049
Union-administered plans	1,211	1,158	—	—

	$8,009	17,056	1,257	1,049

     As previously disclosed in our 2006 Annual Report, we expect to contribute approximately $58 million to our pension plans during 2007. For the three months ended March 31, 2007, global contributions of $3.0 million had been made to our pension plans.
     On January 5, 2007, our Board of Directors approved an amendment to freeze the U.S. pension plan effective December 31, 2007 for current participants who do not meet certain grandfathering criteria. As a result, these employees will cease accruing further benefits under the pension plan after December 31, 2007 and will begin participating in an enhanced 401(k) plan. Those participants that meet the grandfathering criteria will be given the option to either continue to earn benefits in the U.S. pension plan or transition into the enhanced 401(k) plan. All retirement benefits earned as of December 31, 2007 will be fully preserved and will be paid in accordance with the plan and legal requirements. Employees hired after January 1, 2007 will not be eligible to participate in the pension plan. The freeze of the U.S. pension plan did not create a curtailment gain or loss.
(N) SEGMENT REPORTING
     Ryder’s operating segments are aggregated into reportable business segments based primarily upon similar economic characteristics, products, services, customers and delivery methods. Ryder operates in three reportable business segments: (1) Fleet Management Solutions (FMS), which provides full service leasing, contract maintenance, contract-related maintenance and commercial rental of trucks, tractors and trailers to customers, principally in the U.S., Canada and the U.K.; (2) Supply Chain Solutions (SCS), which provides comprehensive supply chain consulting including distribution and transportation services throughout North America and in Latin America, Europe and Asia; and (3) Dedicated Contract Carriage (DCC), which provides vehicles and drivers as part of a dedicated transportation solution in the U.S.
     Ryder’s primary measurement of segment financial performance, defined as “Net Before Taxes” (NBT), includes an allocation of Central Support Services (CSS) and excludes restructuring and other (charges) recoveries, net. CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal and corporate communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     CSS costs attributable to the business segments are predominantly allocated to FMS, SCS and DCC as follows:
     Finance, corporate services and public affairs, and health and safety — allocated based upon estimated and planned resource utilization;
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
     The following tables set forth financial information for each of Ryder’s business segments and a reconciliation between segment NBT and earnings before income taxes for the three months ended March 31, 2007 and 2006. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

	FMS	SCS	DCC	Eliminations	Total
	(In thousands)

For the three months ended
March 31, 2007
Revenue from external customers	$889,197	566,406	138,499	—	1,594,102
Inter-segment revenue	98,893	—	—	(98,893)	—

Total revenue	$988,090	566,406	138,499	(98,893)	1,594,102

Segment NBT	$80,780	11,448	10,352	(8,919)	93,661

Unallocated CSS					(8,287)
Restructuring and other (charges), net					(536)

Earnings before income taxes					$84,838

Segment capital expenditures (1)	$477,669	8,682	260	—	486,611

Unallocated CSS					770

Capital expenditures					$487,381

March 31, 2006
Revenue from external customers	$888,140	469,468	138,683	—	1,496,291
Inter-segment revenue	93,018	—	—	(93,018)	—

Total revenue	$981,158	469,468	138,683	(93,018)	1,496,291

Segment NBT	$74,895	10,659	8,462	(7,766)	86,250

Unallocated CSS					(7,205)
Restructuring and other recoveries, net					159

Earnings before income taxes					$79,204

Segment capital expenditures (1), (2)	$303,801	2,721	304	—	306,826

Unallocated CSS					3,188

Capital expenditures					$310,014

(1)	Excludes revenue earning equipment acquired under capital leases.
(2)	Excludes FMS acquisition payments of $4.1 million during the three months ended March 31, 2006.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     Our customer base includes enterprises operating in a variety of industries including automotive, electronics, high-tech, telecommunications, industrial, consumer goods, paper and paper products, office equipment, food and beverage, general retail industries, and governments. Our largest customer, General Motors Corporation, accounted for approximately 15% and 13% of consolidated revenue for the three months ended March 31, 2007 and 2006, respectively and is comprised of multiple contracts within our SCS business segment in various geographic regions. The revenue generated from General Motors Corporation is primarily related to the pass-through of subcontracted transportation expense for which we realize minimal changes in profitability as a result of fluctuations in subcontracted transportation.
(O) RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits companies to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. At the effective date, a company may elect the fair value option for eligible items that exist at that date. The company shall report the effect of the first remeasurement to fair value as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which this statement is initially applied. The provisions of SFAS No. 159 are effective for us beginning January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 159 on our consolidated financial statements.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS —
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
OVERVIEW
     The following discussion should be read in conjunction with the unaudited Consolidated Condensed Financial Statements and notes thereto included under Item 1. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2006 Annual Report on Form 10-K.
     Ryder System, Inc. (Ryder) is a global leader in transportation and supply chain management solutions. Our business is divided into three business segments: Fleet Management Solutions (FMS), which provides full service leasing, contract maintenance, contract-related maintenance and commercial rental of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; Supply Chain Solutions (SCS), which provides comprehensive supply chain consulting including distribution and transportation services throughout North America and in Latin America, Europe and Asia; and Dedicated Contract Carriage (DCC), which provides vehicles and drivers as part of a dedicated transportation solution in the U.S. We operate in extremely competitive markets. Our customers select us based on numerous factors including service quality, price, technology and service offerings. As an alternative to using our services, customers may choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors. Our customer base includes enterprises operating in a variety of industries including automotive, electronics, high-tech, telecommunications, industrial, consumer goods, paper and paper products, office equipment, food and beverage, general retail industries and governments.
ITEMS AFFECTING COMPARABILITY BETWEEN PERIODS
     Prior to January 1, 2007, we recognized income tax accruals with respect to uncertain tax positions based upon Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.” Under SFAS No. 5, we recorded a liability associated with an uncertain tax position if the liability was both probable and estimable. Our liability under SFAS No. 5 included interest and penalties, which were recognized as incurred within “Provision for income taxes” in the Consolidated Condensed Statements of Earnings.
     Effective January 1, 2007, we adopted FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements. For tax positions that are not more likely than not of being sustained upon audit, we do not recognize any portion of the benefit in our consolidated financial statements. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.
     The cumulative effect of the adoption of the recognition and measurement provisions of FIN 48 resulted in a $7.4 million reduction to the January 1, 2007 balance of retained earnings. Results of prior periods have not been restated. Our policy for interest and penalties under FIN 48 related to income tax exposures was not impacted as a result of the adoption of the recognition and measurement provisions of FIN 48. Therefore, we continue to recognize interest and penalties as incurred within “Provision for income taxes” in the Consolidated Condensed Statements of Earnings. We expect the adoption of FIN 48 to increase our effective tax rate by approximately 0.3% in 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
CONSOLIDATED RESULTS

	Three months ended March 31,		Change
	2007	2006	2007/2006
	(In thousands, except per share amounts)

Earnings before income taxes	$84,838	79,204	7%
Provision for income taxes	33,579	31,622	6

Net earnings	$51,259	47,582	8%

Per diluted common share	$0.84	0.77	9%

Weighted-average shares outstanding — Diluted	61,165	61,433	—%

     Earnings before income taxes increased to $84.8 million in the first three months of 2007 compared with $79.2 million in the same period in 2006. All business segments reported improved results reflecting better operating performance, continuing leverage from revenue growth and lower pension costs. See “Operating Results by Business Segment” for a further discussion of operating results. Earnings in 2006 benefited from the one-time recovery of $1.9 million (pre-tax), or $0.02 per diluted common share, associated with the recognition of common stock received from mutual insurance companies in a prior year.

	Three months ended March 31,		Change
	2007	2006	2007/2006
	(In thousands)

Revenue:
Fleet Management Solutions	$988,090	981,158	1%
Supply Chain Solutions	566,406	469,468	21
Dedicated Contract Carriage	138,499	138,683	—
Eliminations	(98,893)	(93,018)	(6)

Total	$1,594,102	1,496,291	7%

Operating revenue (1)	$1,119,207	1,057,474	6%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our businesses and as a measure of sales activity. FMS fuel services revenue net of related intersegment billings, which is directly impacted by fluctuations in market fuel prices, is excluded from the operating revenue computation as fuel is largely a pass-through to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. Subcontracted transportation revenue in our SCS and DCC business segments are excluded from the operating revenue computation as subcontracted transportation is largely a pass-through to our customers and we realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Refer to the section titled “Non-GAAP Financial Measures” for a reconciliation of operating revenue to total revenue.
     Total revenue growth was primarily the result of increased SCS revenue due to new and expanded business, higher volumes and increased volume of managed subcontracted transportation. Total revenue was also positively impacted by FMS contractual revenue growth and a favorable foreign currency exchange impact of 0.3% due primarily to the strengthening of the British pound partially offset by a decline in commercial rental revenue. Operating revenue increased 6% in the first three months of 2007 due primarily to growth in our SCS business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

	Three months ended March 31,		Change
	2007	2006	2007/2006
	(Dollars in thousands)

Operating expense (exclusive of items shown separately)	$663,885	660,543	1%
Percentage of revenue	41.6%	44.1%
     Operating expense increased slightly in 2007 compared with the same period in 2006 as a result of revenue growth partially offset by lower fuel costs. Operating expense as a percentage of revenue decreased in 2007 due to lower fuel volumes.

	Three months ended March 31,		Change
	2007	2006	2007/2006
	(Dollars in thousands)

Salaries and employee-related costs	$354,164	337,513	5%
Percentage of revenue	22.2%	22.6%
Percentage of operating revenue	31.6%	31.9%
     Salaries and employee-related costs increased in 2007 compared with the same period in 2006, primarily as a result of added headcount and increased outside labor costs from new and expanded business in our SCS business segment. The increase in salaries and employee-related costs in 2007 was partially offset by a $9.0 million decrease in pension expense. Pension expense decreases primarily impact our FMS business segment, which employs the majority of our employees that participate in the primary U.S. pension plan.

	Three months ended March 31,		Change
	2007	2006	2007/2006
	(Dollars in thousands)

Subcontracted transportation	$247,229	202,223	22%
Percentage of revenue	15.5%	13.5%
     Subcontracted transportation expense represents freight management costs on logistics contracts for which we purchase transportation from third parties. Subcontracted transportation expense in our SCS business segment grew in 2007 compared with the same period in 2006, as a result of increased volumes of freight management activity from new and expanded business.

	Three months ended March 31,		Change
	2007	2006	2007/2006
	(In thousands)
Depreciation expense	$196,183	178,176	10%
Gains on vehicle sales, net	(15,032)	(12,812)	17%
Equipment rental	23,845	25,567	(7)%
     Depreciation expense relates primarily to FMS revenue earning equipment. Depreciation expense increased in the first quarter of 2007 compared with the same period in 2006, reflecting higher average vehicle investment from purchases over the past year and $4.1 million of additional reductions in the carrying value of vehicles held for sale, partially offset by adjustments made to residual values as part of the annual depreciation review, which were implemented on January 1, 2007. This change in estimated residual values reduced depreciation expense in the first quarter of 2007 by $2.8 million.
     Gains on vehicle sales, net increased in the first three months of 2007 compared with the same period in 2006 due to an increase in the number of vehicles sold.
     Equipment rental consists primarily of rent expense for FMS revenue earning equipment under lease. Equipment rental in the first three months of 2007 decreased compared to the same period in 2006 reflecting a reduction in the average number of leased vehicles.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

	Three months ended March 31,		Change
	2007	2006	2007/2006
	(Dollars in thousands)

Interest expense	$39,370	31,422	25%
Effective interest rate	5.5%	5.6%
     Interest expense grew in the first three months of 2007 compared with the same period in 2006, reflecting higher average debt levels due to funding requirements associated with higher capital spending to support our contractual full service lease business. The lower effective interest rate in 2007 compared to 2006 was the result of the paydown of higher interest rate debt and replacement with debt issuances at lower interest rates.

	Three months ended March 31,
	2007	2006
	(In thousands)

Miscellaneous income, net	$(916)	(5,386)
     Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income, (gains) losses from sales of properties, foreign currency transaction (gains) losses, and other non-operating items. Miscellaneous income, net decreased in the first three months of 2007 compared with the same period in 2006 primarily due to declining market performance of investments classified as trading securities, a one-time recovery of $1.9 million in the prior year for the recognition of common stock received from mutual insurance companies and a gain realized in the prior year from the involuntary conversion of property through an eminent domain proceeding in FMS.

	Three months ended March 31,
	2007	2006
	(In thousands)

Restructuring and other charges (recoveries), net	$536	(159)
     Restructuring and other charges (recoveries), net in the first three months of 2007 related primarily to information technology transition costs and employee severance and benefit costs incurred in connection with global cost savings initiatives announced in the fourth quarter of 2006. Restructuring and other charges (recoveries), net in 2006, related primarily to employee severance and benefits and facility charges recorded in prior restructuring charges that were reversed due to subsequent refinements in estimates. See Note (E), “Restructuring and Other Charges (Recoveries),” in the Notes to Consolidated Condensed Financial Statements, for additional information on restructuring activity.

	Three months ended March 31,		Change
	2007	2006	2007/2006
	(Dollars in thousands)

Provision for income taxes	$33,579	31,622	6%
Effective tax rate	39.6%	39.9%
     Our effective income tax rate for the first three months of 2007 as compared with the same period in 2006, decreased primarily due to a decrease in projected non-deductible expenses partially offset by increased earnings in higher tax rate jurisdictions. The adoption of FIN 48 increased our effective income tax rate for the first three months of 2007 by 0.3%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended March 31,		Change
	2007	2006	2007/2006
	(In thousands)

Revenue:
Fleet Management Solutions	$988,090	981,158	1%
Supply Chain Solutions	566,406	469,468	21
Dedicated Contract Carriage	138,499	138,683	—
Eliminations	(98,893)	(93,018)	(6)

Total	$1,594,102	1,496,291	7%

Operating Revenue:
Fleet Management Solutions	$713,907	699,418	2%
Supply Chain Solutions	322,082	272,355	18
Dedicated Contract Carriage	135,594	133,573	2
Eliminations	(52,376)	(47,872)	(9)

Total	$1,119,207	1,057,474	6%

NBT:
Fleet Management Solutions	$80,780	74,895	8%
Supply Chain Solutions	11,448	10,659	7
Dedicated Contract Carriage	10,352	8,462	22
Eliminations	(8,919)	(7,766)	(15)

	93,661	86,250	9
Unallocated Central Support Services	(8,287)	(7,205)	(15)
Restructuring and other (charges) recoveries, net	(536)	159	NA

Earnings before income taxes	$84,838	79,204	7%

     We define the primary measurement of our segment financial performance as “Net Before Taxes” (NBT), which includes an allocation of Central Support Services (CSS) and excludes restructuring and other (charges) recoveries, net. CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal and corporate communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.
     Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included within the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation. See Note (N), “Segment Reporting,” in the Notes to Consolidated Condensed Financial Statements for a description of how the remainder of CSS costs is allocated to the business segments.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The following table sets forth equipment contribution included in NBT for our SCS and DCC business segments:

	Three months ended March 31,		Change
	2007	2006	2007/2006
	(In thousands)
Equipment contribution:
Supply Chain Solutions	$4,740	3,929	21%
Dedicated Contract Carriage	4,179	3,837	9

Total	$8,919	7,766	15%

Fleet Management Solutions

	Three months ended March 31,		Change
	2007	2006	2007/2006
	(Dollars in thousands)

Full service lease	$475,904	451,447	5%
Contract maintenance	37,201	32,720	14

Contractual revenue	513,105	484,167	6
Contract-related maintenance	52,145	47,276	10
Commercial rental	131,021	149,923	(13)
Other	17,636	18,052	(2)

Operating revenue (1)	713,907	699,418	2
Fuel services revenue	274,183	281,740	(3)

Total revenue	$988,090	981,158	1%

Segment NBT	$80,780	74,895	8%

Segment NBT as a % of total revenue	8.2%	7.6%	60	bps

Segment NBT as a % of operating revenue (1)	11.3%	10.7%	60	bps

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our FMS business segment and as a measure of sales activity. Fuel services revenue, which is directly impacted by fluctuations in market fuel prices, is excluded from our operating revenue computation as fuel is largely a pass-through to customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs.
     Total revenue and operating revenue (revenue excluding fuel) grew during the first three months of 2007 compared with the same period in 2006 as a result of contractual revenue growth. The total and operating revenue growth was partially offset by decreased commercial rental revenue. Total revenue growth was also partially offset by lower fuel services revenue from reduced fuel volumes.
     Full service lease revenue grew in the first quarter of 2007 compared with the same period in 2006 due to higher levels of sales activity in all geographic markets. We expect favorable lease revenue comparisons to continue in the near term due to increased sales activity and improved business retention. Contract maintenance revenue increased in the first quarter of 2007 compared with the same period in 2006 due primarily to recent new sales activity. We expect favorable contract maintenance revenue comparisons to continue in the near term due to a larger contract maintenance fleet. Commercial rental revenue decreased in the first quarter of 2007 compared with the same period in 2006 reflecting softer market conditions in North America. For the quarter, we realized lower vehicle utilization, and lower pricing on a smaller rental fleet. We expect similar unfavorable commercial rental revenue comparisons to continue for at least the near term. In addition, we expect to continue to reduce the size of our commercial rental fleet over the near term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The following table provides rental statistics for the U.S. fleet, which generates more than 80% of total commercial rental revenue:

	Three months ended March 31,			Change
	2007	2006		2007/2006
	(Dollars in thousands)

Non-lease customer rental revenue	$52,677	60,791		(13)%

Lease customer rental revenue (1)	$55,698	66,213		(16)%

Average commercial rental fleet size – in service (2)	30,400	32,000		(5)%

Average commercial rental power fleet size – in service (2), (3)	22,100	22,900		(3)%

Commercial rental utilization	64.2%	69.1%	(490	) bps

(1)	Lease customer rental revenue is revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.
(2)	Number of units rounded to nearest hundred and calculated using average daily unit counts.
(3)	Fleet size excluding trailers.
     FMS NBT grew in the first three months of 2007 compared with the same period in 2006 primarily as a result of improved full service lease and contract maintenance performance and lower pension costs. The growth in NBT was partially offset by a decline in commercial rental results and higher sales and marketing expenses. Gains from the sale of used vehicles in the first quarter of 2007 were higher than the prior year due to a greater number of vehicles sold and stable pricing on the power fleet. This improvement in gains was offset by higher carrying costs on the increased inventory of used vehicles held for sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):

				Change
	March 31,	December 31,	March 31,	Mar. 2007/	Mar. 2007/
	2007	2006	2006	Dec. 2006	Mar. 2006
End of period vehicle count

By type:
Trucks	65,300	65,200	64,000	—%	2
Tractors	56,200	56,100	52,300	—	7
Trailers	39,700	38,900	40,000	2	(1)
Other	5,700	5,700	5,700	—	—

Total	166,900	165,900	162,000	1%	3

By ownership:
Owned	162,100	160,800	156,400	1%	4
Leased	4,800	5,100	5,600	(6)	(14)

Total	166,900	165,900	162,000	1%	3

By product line:
Full service lease	116,400	117,500	113,400	(1)%	3
Commercial rental	36,200	37,000	38,700	(2)	(6)
Service vehicles and other	3,500	3,500	3,400	—	3

Active units	156,100	158,000	155,500	(1)	—
Held for sale(1)	10,800	7,900	6,500	37	66

Total	166,900	165,900	162,000	1%	3

Customer vehicles under contract maintenance	31,700	30,700	26,400	3%	20

Quarterly average vehicle count

By product line:
Full service lease	117,000	116,100	113,600	1%	3
Commercial rental	36,600	38,000	38,600	(4)	(5)
Service vehicles and other	3,500	3,500	3,400	—	3

Active units	157,100	157,600	155,600	—	1
Held for sale(1)	9,300	7,300	6,600	27	41

Total	166,400	164,900	162,200	1%	3

Customer vehicles under contract maintenance	31,200	29,800	26,400	5%	18

(1)	Vehicles held for sale represent all units available for sale including units held for sale at the end of each period regardless of whether the units earned revenue in the previous 30 days.
Note: Prior year vehicle counts have been restated to conform to current year presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The totals in the table above include the following non-revenue earning equipment for the U.S. fleet (number of units rounded to nearest hundred):

				Change
	March 31,	December 31,	March 31,	Mar. 2007/	Mar. 2007/
	2007	2006	2006	Dec. 2006	Mar. 2006

Not yet earning revenue (NYE)	3,200	4,200	1,700	(24)%	88
No longer earning revenue (NLE):
Units held for sale	8,400	6,600	5,300	27	58
Other NLE units	2,100	1,900	1,600	11	31

Total (1)	13,700	12,700	8,600	8%	59

(1)	Non-revenue earning equipment for FMS operations outside the U.S. totaled approximately 1,500 vehicles at March 31, 2007, 1,700 vehicles at December 31, 2006 and 1,600 vehicles at March 31, 2006, which are not included above.
     NYE units represent new vehicles on hand that are being prepared for deployment to lease customers or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. The number of NYE units increased compared to the same period in the prior year consistent with the volume of lease sales activity. NLE units represent vehicles for which no revenue has been earned in the previous 30 days. These vehicles may be temporarily out of service, held for sale, being prepared for sale or awaiting redeployment. The number of NLE units has increased due to higher levels of used vehicles held for sale as a result of lease replacements and rental fleet reductions. We expect the number of NLE units to decline in the second half of 2007 as the number of rental units being outserviced and the level of lease replacement activity slows for the remainder of the year.
Supply Chain Solutions

	Three months ended March 31,		Change
	2007	2006	2007/2006
	(Dollars in thousands)
U.S. operating revenue:
Automotive and industrial	$136,813	119,494	14%
High-tech and consumer industries	74,473	68,867	8
Transportation management	8,437	6,849	23

U.S. operating revenue	219,723	195,210	13
International operating revenue	102,359	77,145	33

Total operating revenue (1)	322,082	272,355	18
Subcontracted transportation	244,324	197,113	24

Total revenue	$566,406	469,468	21%

Segment NBT	$11,448	10,659	7%

Segment NBT as a % of total revenue	2.0%	2.3%	(30) bps

Segment NBT as a % of total operating revenue (1)	3.6%	3.9%	(30) bps

Memo: Fuel costs	$27,886	24,922	12%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our SCS business segment and as a measure of sales activity. Subcontracted transportation is deducted from total revenue to arrive at our operating revenue computation as subcontracted transportation is largely a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation.
     Total revenue grew during the first three months of 2007 compared to the same period in 2006 due to new and expanded business, higher volumes and increased level of managed subcontracted transportation. Our largest customer, General Motors Corporation, accounted for approximately 41.8% and 16.8% of SCS total revenue and operating revenue, respectively, for the three

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
months ended March 31, 2007, and is comprised of multiple contracts in various geographic regions. For the three months ended March 31, 2006, General Motors Corporation accounted for approximately 40.7% and 19.8% of SCS total revenue and operating revenue, respectively. In 2007, SCS total revenue included an unfavorable foreign currency exchange impact of 0.3%. We expect revenue improvements to continue over the near term.
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
     The improvement in SCS NBT in the first quarter of 2007 compared with the same period in 2006 reflects the impact of new and expanded business and higher volumes. This improvement was slightly offset by the impact of automotive plant shutdowns and launch costs associated with new business.
Dedicated Contract Carriage

	Three months ended March 31,		Change
	2007	2006	2007/2006
	(Dollars in thousands)

Operating revenue (1)	$135,594	133,573	2%
Subcontracted transportation	2,905	5,110	(43)

Total revenue	$138,499	138,683	—%

Segment NBT	$10,352	8,462	22%

Segment NBT as a % of total revenue	7.5%	6.1%	140 bps

Segment NBT as a % of operating revenue (1)	7.6%	6.3%	130 bps

Memo: Fuel costs	$24,658	25,031	(1)%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our DCC business segment and as a measure of sales activity. Subcontracted transportation is deducted from total revenue to arrive at our operating revenue computation as subcontracted transportation is largely a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation.
     Operating revenue increased in the first three months of 2007 compared with the same period in 2006 as a result of new and expanded business. Total revenue in the first three months of 2007 was flat compared with the same period in 2006 due to decreased volumes of managed subcontracted transportation as a result of the non-renewal of a certain contract and the use of our own transportation equipment in lieu of third-party carriers. We expect similar revenue comparisons to continue in the near term. The improvement in DCC NBT in the first three months of 2007 compared to the same period in 2006 reflects the impact of new and expanded business and lower safety and insurance costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Central Support Services

	Three months ended March 31,		Change
	2007	2006	2007/2006
	(In thousands)

Human resources	$3,891	3,459	12%
Finance	14,062	14,209	(1)
Corporate services and public affairs	2,921	2,886	1
Information technology	12,776	14,088	(9)
Health and safety	2,080	2,019	3
Other	8,643	7,652	13

Total CSS	44,373	44,313	—
Allocation of CSS to business segments	(36,086)	(37,108)	(3)

Unallocated CSS	$8,287	7,205	15%

     Total CSS costs in the first three months of 2007 were flat compared with the same period in 2006 as lower information technology costs were offset by the one-time recovery of $1.9 million in 2006 associated with the recognition of common stock received from mutual insurance companies. Spending for information technology was lower as a result of ongoing cost containment initiatives and increased utilization of technology resources from growth in our SCS operations. Unallocated CSS expenses for 2007 were higher compared with the same period in 2006 largely due to the previously mentioned common stock recognition in the prior year.
FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
     The following is a summary of our cash flows from operating, financing and investing activities:

	Three months ended March 31,
	2007	2006
	(In thousands)
Net cash provided by (used in):
Operating activities	$253,193	117,239
Financing activities	50,081	53,925
Investing activities	(338,480)	(225,063)
Effect of exchange rate changes on cash	170	793

Net change in cash and cash equivalents	$(35,036)	(53,106)

     A detail of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.
     Cash provided by operating activities increased to $253.2 million in the three months ended March 31, 2007 compared with $117.2 million in 2006, due primarily to lower income tax payments. Income tax payments in 2006 included deferred payments related to hurricane relief obtained on 2005 tax payments. Cash provided by financing activities in the first three months of 2007 was $50.1 million compared with cash provided of $53.9 million in 2006. Cash provided by financing activities in the first three months of 2007 reflects lower proceeds from debt borrowings, slightly offset by lower share repurchase activity. Cash used in investing activities increased to $338.5 million in the three months ended March 31, 2007 compared with $225.1 million in 2006, due to higher vehicle capital spending, principally higher lease vehicle spending for replacement and expansion of customer fleets, and a decrease in restricted cash associated with the vehicle like-kind exchange program.
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
     The following table shows the sources of our free cash flow computation:

	Three months ended March 31,
	2007	2006
	(In thousands)

Net cash provided by operating activities	$253,193	117,239
Sales of revenue earning equipment	93,190	88,248
Sales of operating property and equipment	1,133	760
Collections on direct finance leases	15,716	16,343
Other, net	750	1,609

Total cash generated	363,982	224,199

Purchases of property and revenue earning equipment	(487,381)	(310,014)
Acquisitions	—	(4,113)

Free cash flow	$(123,399)	(89,928)

     The decline in free cash flow to negative $123.4 million for the three months ended March 31, 2007, compared with negative $89.9 million for the same period in 2006, was driven by higher vehicle capital spending and partially offset by lower income tax payments. We anticipate free cash flow to improve over the balance of the year due to lower anticipated vehicle capital spending.
     The following table provides a summary of capital expenditures:

	Three months ended March 31,
	2007	2006
	(In thousands)
Revenue earning equipment: (1)
Full service lease	$354,635	277,598
Commercial rental	99,680	77,163

	454,315	354,761
Operating property and equipment	21,152	14,175

Total capital expenditures	475,467	368,936
Changes in accounts payable related to purchases of revenue earning equipment	11,914	(58,922)

Cash paid for purchases of property and revenue earning equipment	$487,381	310,014

(1)	Capital expenditures exclude acquisitions of revenue earning equipment under capital leases of $5.8 million during the three months ended March 31, 2007.
     Capital expenditures were higher for the first three months of 2007 compared with 2006 principally as a result of increased lease vehicle spending for replacement and expansion of customer fleets. We are anticipating full-year 2007 capital expenditures to be approximately $1.33 billion, down from $1.76 billion in 2006 primarily as a result of reduced replacement activity and lower planned levels of spending for full service lease vehicles.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The following table shows the movements in our debt balance:

	Three months ended March 31,
	2007	2006
	(In thousands)

Debt balance at January 1	$2,816,943	2,185,366

Cash-related changes in debt:
Net change in commercial paper borrowings	(206,449)	200,734
Proceeds from issuance of medium-term notes	250,000	—
Proceeds from issuance of other debt instruments	93,881	14,730
Retirement of medium-term notes and debentures	—	(40,000)
Other debt repaid, including capital lease obligations	(86,280)	(63,163)

	51,152	112,301

Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	(6)	(652)
Addition of capital lease obligations	5,768	—
Changes in foreign currency exchange rates and other non-cash items	4,319	1,784

Total changes in debt	61,233	113,433

Debt balance at March 31	$2,878,176	2,298,799

     In accordance with our funding philosophy, we attempt to match the average remaining repricing life of our debt with the average remaining life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25 — 45% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total obligations (including notional value of swap agreements) was 24% at March 31, 2007 compared with 31% at December 31, 2006.
     Ryder’s leverage ratios and a reconciliation of on-balance sheet debt to total obligations were as follows:

	March 31,	% to	December 31,	% to
	2007	Equity	2006	Equity
	(Dollars in thousands)

On-balance sheet debt	$2,878,176	162%	2,816,943	164%

Off-balance sheet debt—PV of minimum lease payments and guaranteed residual values under operating leases for vehicles(1)	78,975		77,998

Total obligations	$2,957,151	167%	2,894,941	168%

(1)	Present value (PV) does not reflect payments Ryder would be required to make if we terminated the related leases prior to the scheduled expiration dates.
     On-balance sheet debt to equity consists of balance sheet debt for the period divided by total equity. Total obligations to equity represents balance sheet debt plus the present value of minimum lease payments and guaranteed residual values under operating leases for vehicles, discounted based on our incremental borrowing rate at lease inception, all divided by total equity. Although total obligations is a non-GAAP financial measure, we believe that total obligations is useful as it is a more complete measure of our existing financial obligations and helps better assess our overall leverage position.
     Leverage ratios remained substantially unchanged in 2007, as increased capital spending required to support our contractual full service lease business was offset by an increased equity balance. Our long-term target percentage of total obligations to equity is 250% to 300% while maintaining a strong investment grade rating. We believe this leverage range is appropriate for our business due to the liquidity of our vehicle portfolio and because a substantial component of our assets is supported by long-term customer leases.
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
     Our debt ratings at March 31, 2007 were as follows:

	Short-term	Long-term	Outlook

Moody’s Investors Service	P2	Baa1	Stable (June 2004)
Standard & Poor’s Ratings Services	A2	BBB+	Stable (April 2005)
Fitch Ratings	F2	A-	Stable (July 2005)
     On April 10, 2007, Fitch Ratings affirmed our ratings and outlook.
     Ryder can borrow up to $870 million through a global revolving credit facility with a syndicate of twelve lenders. The credit facility matures in May 2010 and is used primarily to finance working capital and provide support for the issuance of commercial paper. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at March 31, 2007). At Ryder’s option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 11.0 basis points, which applies to the total facility of $870 million, and is based on Ryder’s current credit ratings. The credit facility contains no provisions restricting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, Ryder must maintain a ratio of debt to consolidated tangible net worth, as defined in the agreement, of less than or equal to 300%. The ratio at March 31, 2007 was 145%. At March 31, 2007, $314.4 million was available under the credit facility.
     In February 2007, we issued $250 million of unsecured medium-term notes, maturing in March 2014. The proceeds from the notes were used for general corporate purposes.
     On February 27, 2007, Ryder filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC). The registration was for an indeterminate number of securities and is effective for three years. Under this universal shelf registration statement, we have the capacity to offer and sell from time to time various types of securities, including common stock, preferred stock and debt securities. This automatic shelf registration statement replaced our $800 million shelf registration statement, which was fully utilized with the issuance of the medium-term notes noted above.
     As of March 31, 2007, we had outstanding $10 million principal amount of unsecured debentures at 9.0% interest due May 2016. Under the provisions of the related indenture, we are required to make a sinking fund principal payment in May 2007 equal to the $10 million principal amount outstanding. As of March 31, 2007, we had outstanding $53 million principal amount of unsecured debentures at 9 7/8% interest due May 2017 (the “2017 Debentures”). The 2017 Debentures are redeemable, at a premium, on or after May 15, 2007 at our option. In May 2007, we intend to redeem all of the 2017 Debentures and expect to incur a pre-tax charge of approximately $1.2 million related to the premium and write-off of the related debt issuance costs.
     Ryder Receivable Funding II, L.L.C. (RRF LLC), a bankruptcy remote, consolidated subsidiary of Ryder has a Trade Receivables Purchase and Sale Agreement (the Trade Receivables Agreement) with various financial institutions. Under this program, Ryder sells certain of its domestic trade accounts receivable to RRF LLC who in turn may sell, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit and (or) committed purchasers. Under the terms of the program, RRF LLC and Ryder have provided representations, warranties, covenants and indemnities that are customary for accounts receivable facilities of this type. Ryder entered into this program to provide additional liquidity to fund its operations, particularly when the cost of such sales is cost effective compared with other funding programs, notably the issuance of unsecured commercial paper. This program is accounted for as a collateralized financing arrangement. The available proceeds that may be received by RRF LLC under the program are limited to $200 million. RRF LLC’s costs under this program may vary based on changes in Ryder’s unsecured debt ratings and changes in interest rates. If no event occurs that would cause early termination, the 364-day program will expire on September 11, 2007. At March 31, 2007 and December 31, 2006, there were no amounts outstanding under the agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     At March 31, 2007, we had the following amounts available to fund operations under the aforementioned facilities:

(In millions)

Global revolving credit facility	$314
Trade receivables facility	200
Automatic shelf registration	Indeterminate
     We believe that our existing cash and cash equivalents, operating cash flows, commercial paper program, revolving credit facility, shelf registration with the SEC and the trade receivables facility will adequately meet our working capital and capital expenditure needs for the foreseeable future.
Off-Balance Sheet Arrangements
     Sale and leaseback transactions. We periodically enter into sale-leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors (e.g., regional banks, pension plans and insurance companies) and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions that are not deemed to be variable interest entities (VIEs). In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense. These leases contain limited guarantees by us of the residual values of the leased vehicles (residual value guarantees) that are conditioned upon disposal of the leased vehicles prior to the end of their lease term. The amount of future payments for residual value guarantees will depend on the market for used vehicles and the condition of the vehicles at time of disposal. See Note (J), “Guarantees,” in the Notes to Consolidated Condensed Financial Statements for additional information. We did not enter into any sale-leaseback transactions that qualified for off-balance sheet treatment during the first three months of 2007 or 2006.
     Guarantees. Ryder has executed various agreements with third parties that contain standard indemnifications that may require Ryder to indemnify a third party against losses arising from a variety of matters such as lease obligations, financing agreements, environmental matters, and agreements to sell business assets. In each of these instances, payment by Ryder is contingent on the other party bringing about a claim under the procedures outlined in the specific agreement. Normally, these procedures allow Ryder to dispute the other party’s claim. Additionally, Ryder’s obligations under these agreements may be limited in terms of the amount and (or) timing of any claim. In October 2006, Ryder entered into individual indemnification agreements with each of its independent directors. The terms of the indemnification agreements provide, among other things, that to the extent permitted by Florida law, Ryder will indemnify such director acting in good faith in a manner he or she reasonably believed to be in, or not opposed to, the best interests of Ryder, against any and all losses, expenses and liabilities arising out of such director’s service as a director of Ryder. The maximum amount of potential future payments is generally unlimited. We cannot predict the maximum potential amount of future payments under certain of these agreements, including the indemnification agreements, due to the contingent nature of the potential obligations and the distinctive provisions that are involved in each individual agreement. Historically, no such payments made by Ryder have had a material adverse effect on our business. We believe that if a loss were incurred in any of these matters, the loss would not result in a material adverse impact on our consolidated results of operations or financial position. The total amount of maximum exposure determinable under these types of provisions at March 31, 2007 and December 31, 2006 was $16.7 million and $16.5 million, respectively, and we have accrued $2.1 million and $1.8 million, respectively, as a corresponding liability. See Note (J), “Guarantees,” in the Notes to Consolidated Condensed Financial Statements for further discussion.
Pension Information
     The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. For 2007, we have made $3.0 million in pension contributions and we expect to make additional pension contributions for our plans during the remainder of 2007 of $55 million. Changes in interest rates and the market value of the securities held by the plans during 2007 could materially change, positively or negatively, the underfunded status of the plans and affect the level of pension expense and required contributions in 2008 and beyond. See Note (M), “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     On January 5, 2007, our Board of Directors approved an amendment to freeze the U.S. pension plan effective December 31, 2007 for current participants who do not meet certain grandfathering criteria. As a result, these employees will cease accruing further benefits under the pension plan after December 31, 2007 and will begin participating in an enhanced 401(k) plan. Those participants that meet the grandfathering criteria will be given the option to either continue to earn benefits in the U.S. pension plan or transition into the enhanced 401(k) plan. All retirement benefits earned as of December 31, 2007 will be fully preserved and will be paid in accordance with the plan and legal requirements. Employees hired after January 1, 2007 will not be eligible to participate in the pension plan. The freeze of the U.S. pension plan did not create a curtailment gain or loss.
Share Repurchases and Cash Dividends
     In May 2006, our Board of Directors authorized a two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. Under the May 2006 program, management was authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees upon the exercise of stock options or through the employee stock purchase plan since March 1, 2006. The May 2006 program limited aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases were made periodically in open-market transactions, and are subject to market conditions, legal requirements and other factors. Management established a trading plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the May 2006 program, which allowed for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During the first quarter of 2007, we completed the May 2006 program. For the three months ended March 31, 2007, we repurchased and retired approximately 0.2 million shares under the May 2006 program at an aggregate cost of $9.0 million. Under the May 2006 program, we repurchased and retired a total of 2 million shares at an aggregate cost of $102.2 million.
     In October 2005, our Board of Directors authorized a $175 million share repurchase program over a period not to exceed two years. Share repurchases of common stock were made periodically in open-market transactions and were subject to market conditions, legal requirements and other factors. Management established a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the October 2005 program, which allowed for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During the first quarter of 2006, we completed the October 2005 program. For the three months ended March 31, 2006, we repurchased and retired approximately 1.6 million under the October 2005 program at an aggregate cost of $65.9 million.
     In February 2007, our Board of Directors declared a quarterly cash dividend of $0.21 per share of common stock. This dividend reflects a $0.03 increase from the quarterly cash dividend of $0.18 paid in 2006.
RECENT ACCOUNTING PRONOUNCEMENTS
     See Note (O), “Recent Accounting Pronouncements” in Notes to Consolidated Condensed Financial Statements for a discussion of recent accounting pronouncements.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The following table provides a numerical reconciliation of total revenue to operating revenue which was not provided within the MD&A discussion:

	Three months ended March 31,
	2007	2006
	(In thousands)

Total revenue	$1,594,102	1,496,291
Fuel services and subcontracted transportation revenue	521,412	483,963
Fuel eliminations	(996,307)	(922,780)

Operating revenue	$1,119,207	1,057,474

FORWARD-LOOKING STATEMENTS
     Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:
•	the anticipated completion date of the IRS’ examination fieldwork of our U.S. income tax returns for 2001 through 2003, and the status of our unrecognized tax benefits during the next twelve months related to the U.S. federal, state and foreign tax positions;

•	the redemption of certain debentures and the expected related accounting charge;

•	our expectations as to anticipated revenue and earnings trends and future economic conditions;

•	our ability to successfully achieve the operational goals that are the basis of our business strategies, including offering competitive pricing, diversifying our customer base, optimizing asset utilization, leveraging the expertise of our various business segments, serving our customers’ global needs and expanding our support services;

•	impact of losses from conditional obligations arising from guarantees;

•	number of NLE vehicles in inventory, and the size of our commercial rental fleet, over the near term;

•	estimates of free cash flow and capital expenditures for 2007;

•	the adequacy of our accounting estimates and reserves for pension expense, depreciation and residual value guarantees, self-insurance reserves, goodwill impairment, accounting changes and income taxes and the future impact of FIN 48;

•	our ability to fund all of our operations for the foreseeable future through internally generated funds and outside funding sources;

•	the anticipated impact of fuel price fluctuations;

•	our expectations as to future pension expense and contributions, as well as the effect of the freeze of the U.S. pension plan on our benefit funding requirements;

•	the anticipated income tax impact of the like-kind exchange program;

•	the anticipated deferral of tax gains on disposal of eligible revenue earning equipment pursuant to our vehicle like-kind exchange program;

•	estimates of capital expenditures and negative cash flow for the remainder of the year; and

•	our expectations regarding the effect of the adoption of recent accounting pronouncements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes to Ryder’s exposures to market risk since December 31, 2006. Please refer to the 2006 Annual Report on Form 10-K for a complete discussion of Ryder’s exposures to market risk.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the first quarter of 2007, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the first quarter of 2007, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.
Changes in Internal Controls
     During the three months ended March 31, 2007, there were no changes in Ryder’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect such internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information with respect to purchases we made of our common stock during the three months ended March 31, 2007 and total repurchases:

			Total Number of
			Shares	Maximum
			Purchased as	Number of Shares
	Total Number		Part of Publicly	That May Yet Be
	of Shares	Average Price	Announced	Purchased Under
	Purchased (1), (2)	Paid per Share	Program (1), (2)	the Program (1)

January 1 through January 31, 2007	75,869	$52.99	74,955	93,760
February 1 through February 28, 2007	134,321	53.62	93,760	—
March 1 through March 31, 2007	9,481	53.01	—	—

Total	219,671	$53.38	168,715

(1)	In May 2006, our Board of Directors authorized a two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. Under the May 2006 program, management was authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the various employee stock option and employee stock purchase plans since March 1, 2006. The May 2006 program limited the aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases were made periodically in open-market transactions, and are subject to market conditions, legal requirements and other factors. Management established a trading plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the May 2006 program, which allowed for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During the first quarter of 2007, we completed the May 2006 program.
(2)	During the three months ended March 31, 2007, we purchased an aggregate of 168,715 shares of our common stock as part of our share repurchase program and an aggregate of 50,956 shares of our common stock in employee-related transactions outside of the share repurchase program. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plan relating to investments by employees in our common stock, one of the investment options available under the plan.

ITEM 6. EXHIBITS
31.1	Certification of Gregory T. Swienton pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Mark T. Jamieson pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32	Certification of Gregory T. Swienton and Mark T. Jamieson pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC. (Registrant)
Date: April 25, 2007	By:	/s/ Mark T. Jamieson
Mark T. Jamieson
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: April 25, 2007	By:	/s/ Art A. Garcia
Art A. Garcia
Senior Vice President and Controller (Principal Accounting Officer)