Form 10-Q
period 2007-06-30
RYDER SYSTEM INC
filed 2007-07-25
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐           NO ☑
The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at June 30, 2007 was 59,826,000.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Revenue	$1,657,969	1,595,726	$3,252,071	3,092,017

Operating expense (exclusive of items shown separately)	697,656	703,471	1,361,541	1,364,014
Salaries and employee-related costs	344,702	343,977	698,866	681,491
Subcontracted transportation	256,986	215,267	504,215	417,490
Depreciation expense	202,270	183,454	398,454	361,630
Gains on vehicle sales, net	(13,533)	(14,977)	(28,566)	(27,789)
Equipment rental	26,014	25,360	49,859	50,927
Interest expense	40,841	35,037	80,211	66,458
Miscellaneous income, net	(2,458)	(417)	(3,374)	(5,803)
Restructuring and other charges (recoveries), net	1,155	—	1,691	(159)

	1,553,633	1,491,172	3,062,897	2,908,259

Earnings before income taxes	104,336	104,554	189,174	183,758
Provision for income taxes	39,213	34,275	72,792	65,897

Net earnings	$65,123	70,279	$116,382	117,861

Earnings per common share:
Basic	$1.08	1.15	$1.92	1.93

Diluted	$1.07	1.13	$1.90	1.91

Cash dividends per common share	$0.21	0.18	$0.42	0.36

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	(unaudited)
	June 30,	December 31,
	2007	2006
	(Dollars in thousands, except per
	share amounts)
Assets:
Current assets:
Cash and cash equivalents	$109,969	128,639
Receivables, net	917,427	883,478
Inventories	56,842	59,318
Prepaid expenses and other current assets	165,711	190,381

Total current assets	1,249,949	1,261,816

Revenue earning equipment, net of accumulated depreciation of $2,736,940 and $2,825,876, respectively	4,601,877	4,509,332
Operating property and equipment, net of accumulated depreciation of $790,631 and $778,550, respectively	515,097	498,968
Goodwill	159,996	159,244
Intangible assets	13,988	14,387
Direct financing leases and other assets	389,081	385,176

Total assets	$6,929,988	6,828,923

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$151,613	332,745
Accounts payable	443,529	515,121
Accrued expenses and other current liabilities	410,626	419,756

Total current liabilities	1,005,768	1,267,622

Long-term debt	2,748,346	2,484,198
Other non-current liabilities	425,120	449,158
Deferred income taxes	951,701	907,166

Total liabilities	5,130,935	5,108,144

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, June 30, 2007 or December 31, 2006	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, June 30, 2007 — 59,826,000; December 31, 2006 — 60,721,528	29,750	30,220
Additional paid-in capital	730,880	713,264
Retained earnings	1,137,357	1,123,789
Accumulated other comprehensive loss	(98,934)	(146,494)

Total shareholders’ equity	1,799,053	1,720,779

Total liabilities and shareholders’ equity	$6,929,988	6,828,923

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net earnings	$116,382	117,861
Depreciation expense	398,454	361,630
Gains on vehicle sales, net	(28,566)	(27,789)
Share-based compensation expense	9,511	6,388
Amortization expense and other non-cash charges, net	2,858	3,225
Deferred income tax expense	43,062	43,129
Tax benefits from share-based compensation	1,214	4,094
Changes in operating assets and liabilities:
Receivables	(22,773)	(45,881)
Inventories	2,786	(3,722)
Prepaid expenses and other assets	1,646	(40,936)
Accounts payable	19,934	29,792
Accrued expenses and other non-current liabilities	(39,293)	(149,447)

Net cash provided by operating activities	505,215	298,344

Cash flows from financing activities:
Net change in commercial paper borrowings	(45,643)	158,505
Debt proceeds	488,763	274,904
Debt repaid, including capital lease obligations	(391,483)	(139,714)
Dividends on common stock	(25,620)	(22,088)
Common stock issued	30,813	47,118
Common stock repurchased	(96,415)	(65,861)
Excess tax benefits from share-based compensation	2,256	6,869

Net cash (used in) provided by financing activities	(37,329)	259,733

Cash flows from investing activities:
Purchases of property and revenue earning equipment	(885,292)	(776,128)
Sales of revenue earning equipment	191,645	177,445
Sales of operating property and equipment	3,475	2,210
Sale and leaseback of revenue earning equipment	150,348	—
Acquisitions	—	(4,113)
Collections on direct finance leases	31,811	33,768
Changes in restricted cash	17,951	(41,108)
Other, net	750	1,598

Net cash used in investing activities	(489,312)	(606,328)

Effect of exchange rate changes on cash	2,756	2,169

Decrease in cash and cash equivalents	(18,670)	(46,082)
Cash and cash equivalents at January 1	128,639	128,727

Cash and cash equivalents at June 30	$109,969	82,645

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$75,077	63,099
Income taxes, net of refunds	19,444	114,706

Non-cash investing activities:
Changes in accounts payable related to purchases of revenue earning equipment	(97,176)	38,375
Revenue earning equipment acquired under capital leases	11,230	85
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

						Accumulated
	Preferred			Additional		Other
	Stock	Common Stock		Paid-In	Retained	Comprehensive
	Amount	Shares	Par	Capital	Earnings	Loss	Total
	(Dollars in thousands, except per share amount)
Balance at December 31, 2006	$—	60,721,528	$30,220	713,264	1,123,789	(146,494)	1,720,779

Components of comprehensive income:
Net earnings	—	—	—	—	116,382	—	116,382
Foreign currency translation adjustments	—	—	—	—	—	31,501	31,501
Unrealized loss related to derivative instruments	—	—	—	—	—	(57)	(57)
Amortization of transition obligation (1)	—	—	—	—	—	(11)	(11)
Amortization of net actuarial loss (1)	—	—	—	—	—	6,596	6,596
Amortization of prior service credit (1)	—	—	—	—	—	(979)	(979)
Pension curtailment (2)	—	—	—	—	—	10,510	10,510

Total comprehensive income							163,942
Common stock dividends declared — $0.42 per share	—	—	—	—	(25,620)	—	(25,620)
Common stock issued under employee stock option and stock purchase plans (3)	—	915,059	435	30,378	—	—	30,813
Benefit plan stock purchases (4)	—	(1,872)	(1)	(81)	—	—	(82)
Common stock repurchases	—	(1,808,715)	(904)	(25,662)	(69,767)	—	(96,333)
Share-based compensation	—	—	—	9,511	—	—	9,511
Tax benefits from share-based compensation	—	—	—	3,470	—	—	3,470
Adoption of FIN 48 (5)	—	—	—	—	(7,427)	—	(7,427)

Balance at June 30, 2007	$—	59,826,000	$29,750	730,880	1,137,357	(98,934)	1,799,053

(1)	Amounts pertain to our pension and postretirement benefit plans and are presented net of tax.
(2)	See Note (M), “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information related to the U.S. pension benefit plan curtailment.
(3)	Net of common shares delivered as payment for the exercise price or to satisfy the option holders’ withholding tax liability upon exercise of options.
(4)	Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plans.
(5)	See Note (B), “Accounting Change,” in the Notes to Consolidated Condensed Financial Statements for additional information related to the adoption of FIN 48, “Accounting for Uncertainty in Income Taxes.”
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
(A) INTERIM FINANCIAL STATEMENTS
     The accompanying unaudited Consolidated Condensed Financial Statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder System, Inc. has a controlling voting interest (“subsidiaries”), and variable interest entities (VIEs) required to be consolidated in accordance with U.S. generally accepted accounting principles (GAAP). The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with the accounting policies described in the 2006 Annual Report on Form 10-K except for the accounting change described below relating to uncertain tax positions, and should be read in conjunction with the Consolidated Financial Statements and notes thereto. These statements do not include all of the information and footnotes required by GAAP in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures herein are adequate. The operating results for interim periods are unaudited and are not necessarily indicative of the results that can be expected for a full year. Certain prior year amounts have been reclassified to conform to the current period presentation.
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
     Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements. For all other tax positions, we do not recognize any portion of the benefit in our consolidated financial statements. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.
     The cumulative effect of the adoption of the recognition and measurement provisions of FIN 48 resulted in a $7.4 million reduction to the January 1, 2007 balance of retained earnings. Results of prior periods have not been restated. Our policy for interest and penalties related to income tax exposures was not impacted as a result of the adoption of the recognition and measurement provisions of FIN 48. Therefore, we continue to recognize interest and penalties as incurred within “Provision for income taxes” in the Consolidated Condensed Statements of Earnings. We expect the adoption of FIN 48 to increase our full-year 2007 effective tax rate by approximately 0.3%.
(C) SHARE-BASED COMPENSATION PLANS
     Share-based incentive awards are provided to employees under the terms of various share-based compensation plans (collectively, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money stock options and nonvested stock (time-vested restricted stock rights, market-based restricted stock rights and restricted stock units). Share-based compensation expense is generally recorded in “Salaries and employee-related costs” in the Consolidated Condensed Statements of Earnings.
     We grant restricted stock units (RSUs) to non-management members of the Board of Directors. Once granted, RSUs are eligible for dividends but have no voting rights. The fair value of the awards is determined and fixed on the grant date based on Ryder’s stock price on the date of grant. The board member receives the RSUs upon their departure from the Board. The initial grant of RSUs will not vest unless the director has served a minimum of one year. When the board member receives the RSUs, they are redeemed for an equivalent number of shares of Ryder’s common stock. Compensation expense for RSUs was historically based on assumed years of service to retirement at age 72, as discussed in our 2007 Proxy Statement. However, because the RSUs do not contain an explicit service vesting period, except for the initial grant, compensation expense should have been recognized in the year the RSUs were granted rather than over the assumed years of service. The one-time impact of accelerating the recognition of compensation expense on previously issued RSUs was a pre-tax charge of $1.8 million for the three months ended June 30, 2007.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands)
Stock option and stock purchase plans	$2,537	2,356	$4,975	4,992
Nonvested stock	3,323	849	4,536	1,396

Share-based compensation expense	5,860	3,205	9,511	6,388
Income tax benefit	(1,979)	(917)	(3,155)	(1,831)

Share-based compensation expense, net of tax (1)	$3,881	2,288	$6,356	4,557

(1)	In addition to the share-based compensation expense above, we recognized compensation expense of $0.3 million and $0.2 million during the three months ended June 30, 2007 and 2006, respectively related to future cash awards issued in tandem with restricted stock rights and $0.1 million and $0.3 million during the six months ended June 30, 2007 and 2006, respectively.
     Total unrecognized compensation expense related to share-based compensation arrangements at June 30, 2007 was $25.7 million and is expected to be recognized over a weighted-average period of approximately 2.1 years.
     During the six months ended June 30, 2007 and 2006, 0.9 million and 1.0 million stock options were granted under the Plans, respectively. These awards, which vest one-third each year, are fully vested three years from the grant date and have a contractual term of seven years. The fair value of each option award was estimated using a Black-Scholes-Merton option-pricing valuation model. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2007 and 2006 was $12.82 and $10.60, respectively.
     During each of the six months ended June 30, 2007 and 2006, 0.1 million awards of restricted stock rights and RSUs were granted under the Plans. The restricted stock rights entitle the holder to shares of common stock as the awards vest over a three-year period. The majority of the restricted stock rights included a market-based vesting provision. Under such provision, the employees only receive the grant of stock if Ryder’s total shareholder return (TSR) as a percentage of the S&P 500 comparable period TSR is 100% or greater over a three-year period. The fair value of the market-based restricted stock rights was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. The weighted-average grant-date fair value of restricted stock rights and RSUs granted during the six months ended June 30, 2007 and 2006 was $33.44 and $31.15, respectively.
(D) EARNINGS PER SHARE INFORMATION
     Basic earnings per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding. Nonvested stock granted to employees and directors are not included in the computation of basic earnings per common share until the shares vest. Diluted earnings per common share reflect the dilutive effect of potential common shares from securities such as stock options and time-vested restricted stock rights. Diluted earnings per common share also reflects the dilutive effect of market-based restricted stock rights (contingently issuable shares) if the vesting conditions have been met as of the balance sheet date assuming the balance sheet date is the end of the contingency period. The dilutive effect of stock options and nonvested stock is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and vesting of nonvested stock would be used to purchase common shares at the average market price for the period. The assumed proceeds include the purchase price the grantee pays and the windfall tax benefit that we receive upon assumed exercise as well as the unrecognized compensation expense at the end of each period. We calculate the assumed proceeds from excess tax benefits based on the deferred tax assets actually recorded without consideration of “as if” deferred tax assets calculated under the provision of SFAS No. 123R, “Share-Based Payment.”

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     A reconciliation of the number of shares used in computing basic and diluted earnings per common share follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands)
Weighted-average shares outstanding — Basic	60,513	61,241	60,541	60,982
Effect of dilutive options and nonvested stock	577	782	587	746

Weighted-average shares outstanding — Diluted	61,090	62,023	61,128	61,728

Anti-dilutive options not included above	982	1,029	768	1,352

(E) RESTRUCTURING AND OTHER CHARGES (RECOVERIES)
     The components of restructuring and other charges (recoveries), net were as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands)
Restructuring charges (recoveries), net:
Severance and employee-related charges (recoveries)	$(212)	—	$47	(142)
Facility and related costs (recoveries)	87	—	58	(17)

	(125)	—	105	(159)

Other charges, net:
Early retirement of debt	1,280	—	1,280	—
Contract termination and transition costs	—	—	306	—

Total	$1,155	—	$1,691	(159)

     As noted in Note (N), “Segment Reporting,” our primary measure of segment financial performance excludes, among other items, restructuring and other charges (recoveries), net; however, the applicable portion of the restructuring and other charges (recoveries), net that related to each segment was as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands)

Fleet Management Solutions	$1,193	—	$1,546	(95)
Supply Chain Solutions	(34)	—	149	(58)
Dedicated Contract Carriage	(3)	—	(3)	(4)
Central Support Services	(1)	—	(1)	(2)

Total	$1,155	—	$1,691	(159)

     Restructuring charges (recoveries), net in the three months ended June 30, 2007 and six months ended June 30, 2006 related primarily to employee severance and facility charges recorded in prior restructuring charges that were reversed due to subsequent refinements in estimates. Restructuring charges (recoveries), net in the six months ended June 30, 2007 included costs incurred in connection with global cost savings initiatives announced during the fourth quarter of 2006.
     Other charges, net in the three and six months ended June 30, 2007 mainly related to the charge incurred to extinguish debentures that were originally set to mature in 2017. The charge of $1.3 million related to the premium paid on the early extinguishment of debt and the write-off of related debt discount and issuance costs. See Note (I), “Debt,” for further discussion on the early extinguishment of debt. Other charges, net in the six months ended June 30, 2007 also included information technology transition costs incurred in connection with global cost savings initiatives announced during the fourth quarter of 2006.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     Activity related to restructuring reserves was as follows:

			Deductions
	December 31, 2006			Non-Cash	June 30, 2007
	Balance	Additions	Cash Payments	Reductions(1)	Balance
	(In thousands)

Employee severance and benefits	$1,449	283	1,221	236	275
Facilities and related costs	538	105	209	47	387

Total	$1,987	388	1,430	283	662

(1)	Non-cash reductions represent adjustments to the restructuring reserves as actual costs were less than originally estimated.
     At June 30, 2007, outstanding restructuring obligations are generally required to be paid over the next eighteen months.
(F) REVENUE EARNING EQUIPMENT

	June 30, 2007			December 31, 2006
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value (1)	Cost	Depreciation	Value (1)
	(In thousands)

Full service lease	$5,706,664	(2,029,047)	3,677,617	5,755,848	(2,076,328)	3,679,520
Commercial rental	1,632,153	(707,893)	924,260	1,579,360	(749,548)	829,812

Total	$7,338,817	(2,736,940)	4,601,877	7,335,208	(2,825,876)	4,509,332

(1)	Revenue earning equipment, net includes vehicles acquired under capital leases of $23.5 million, less accumulated amortization of $7.7 million, at June 30, 2007, and $14.6 million, less accumulated amortization of $8.6 million, at December 31, 2006. Amortization expense attributed to vehicles acquired under capital leases is combined with depreciation expense.
     At June 30, 2007 and December 31, 2006, the net carrying value of revenue earning equipment held for sale was $131.2 million and $100.7 million, respectively. Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. During the second quarter and first half of 2007, we reduced the carrying value of vehicles held for sale by $9.3 million and $18.1 million, respectively. During the second quarter and first half of 2006, we reduced the carrying value of vehicles held for sale by $5.1 million and $9.8 million, respectively. Reductions in the carrying values of vehicles held for sale are recorded within “Depreciation expense” in the Consolidated Condensed Statements of Earnings.
     At the end of 2006, we completed our annual depreciation review of the residual values and useful lives of our revenue earning equipment. Our annual review is established with a long-term view considering historical market price changes, current and expected future market price trends, expected life of vehicles and extent of alternative uses. Based on the results of our analysis, we adjusted the residual values of certain classes of our revenue earning equipment effective January 1, 2007. This change in estimated residual values increased pre-tax earnings for the three and six months ended June 30, 2007 by approximately $2.8 million or $0.03 per diluted common share, and $5.6 million or $0.06 per diluted common share, respectively, compared to the same periods in 2006.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(G) ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30, 2007			December 31, 2006
	Accrued	Non-Current		Accrued	Non-Current
	Expenses	Liabilities	Total	Expenses	Liabilities	Total
	(In thousands)

Salaries and wages	$54,569	—	54,569	86,454	—	86,454
Deferred compensation	3,395	22,250	25,645	3,206	21,866	25,072
Pension benefits	2,045	71,365	73,410	2,032	112,239	114,271
Other postretirement benefits	3,433	41,900	45,333	3,595	41,265	44,860
Employee benefits	192	—	192	3,127	—	3,127
Insurance obligations (1)	118,164	185,154	303,318	117,311	191,098	308,409
Residual value guarantees	696	1,369	2,065	887	1,340	2,227
Vehicle rent	5,311	4,688	9,999	998	1,905	2,903
Deferred vehicle gains	1,142	5,873	7,015	912	1,813	2,725
Environmental liabilities	3,891	11,138	15,029	4,029	12,150	16,179
Asset retirement obligations	4,509	10,320	14,829	3,514	10,186	13,700
Operating taxes	78,388	—	78,388	78,233	—	78,233
Income taxes	15,207	50,841	66,048	4,831	36,800	41,631
Restructuring	491	171	662	1,806	181	1,987
Interest	23,439	—	23,439	19,497	—	19,497
Customer deposits	29,665	—	29,665	23,474	—	23,474
Derivatives	22,905	—	22,905	20,101	—	20,101
Other	43,184	20,051	63,235	45,749	18,315	64,064

Total	$410,626	425,120	835,746	419,756	449,158	868,914

(1)	Insurance obligations are primarily comprised of self-insurance accruals.
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
     Federal — we are no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2001. In 2005, the IRS commenced an examination of our U.S. income tax returns for 2001 through 2003. Fieldwork was completed during the second quarter of 2007 and there were no significant matters raised. The audit is currently under administrative review, and we anticipate the closure to occur in 2008.
     State — for the majority of states, we are no longer subject to tax examinations by tax authorities for tax years before 2001.
     Foreign — we are no longer subject to foreign tax examinations by tax authorities for tax years before 2000, 2001, and 2004 in Canada, Mexico and U.K., respectively, which are our major foreign tax jurisdictions.
     As of January 1, 2007, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $74.6 million. Of this total, $43.1 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $7.5 million and $8.3 million as of January 1, 2007 and June 30, 2007, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     We do not currently anticipate recording any significant increase or decrease to unrecognized tax benefits during 2007 related to U.S. federal tax positions. As of June 30, 2007, we have recognized $0.5 million of previously unrecognized tax benefits as a result of the expiration of a statute of limitations within our foreign jurisdictions. Unrecognized tax benefits related to state and foreign tax positions may decrease by an additional $4.0 million by December 31, 2007, if audits are completed or tax years close during 2007.
     Tax Law Changes
     On April 1, 2007, the State of New York enacted changes to its tax system, which included the forced combination of related entities with substantial intercompany transactions, the use of a single sales factor in apportioning its income, and reduction of the corporate tax rate from 7.5% to 7.1%. The impact of this change resulted in a favorable non-cash adjustment to deferred income taxes and increased net earnings in the three and six months ended June 30, 2007 by $1.3 million, or $0.02 per diluted common share.
     On June 22, 2006, Canada enacted various tax measures in connection with the 2006 federal budget process. These measures contained various corporate tax changes, including the gradual reduction of the general corporate tax rate beginning in 2008, the elimination of the 4% surtax as of January 1, 2008, and the elimination of the Large Corporations Tax as of January 1, 2006. The impact of the above mentioned measures resulted in a favorable adjustment to deferred income taxes. This non-cash benefit increased net earnings in the three and six months ended June 30, 2006 by $3.9 million, or $0.06 per diluted common share.
     On May 18, 2006, the State of Texas enacted substantial changes to its tax system, which included the replacement of the taxable capital and earned surplus components of its franchise tax with a new “Margin Tax” beginning in 2007. The previous Texas franchise tax structure remained in existence until the end of 2006. As a result of the enactment of the “Margin Tax,” existing deferred income taxes at June 30, 2006 not expected to be used in the computation of taxes in years after 2006 were adjusted. This non-cash benefit increased reported net earnings in the three and six months ended June 30, 2006 by $2.9 million, or $0.05 per diluted common share.
     Like-Kind Exchange Program
     We have a like-kind exchange program for certain of our revenue earning equipment operating in the U.S. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form whereby tax gains on the disposal of eligible vehicles are deferred. To qualify for like-kind exchange treatment we exchange, through a qualified intermediary, eligible vehicles being disposed of with vehicles being acquired allowing us to generally carryover the tax basis of the vehicles sold (“like-kind exchanges”). The program is expected to result in a material deferral of federal and state income taxes. As part of the program, the proceeds from the sale of eligible vehicles are restricted for the acquisition of replacement vehicles and other specified applications. Due to the structure utilized to facilitate the like-kind exchanges, the qualified intermediary that holds the proceeds from the sales of eligible vehicles and the entity that holds the vehicles to be acquired under the program are required to be consolidated in the accompanying Consolidated Condensed Financial Statements in accordance with U.S. GAAP. At June 30, 2007, these consolidated entities had $16.1 million of cash proceeds from the sale of eligible vehicles and $102.5 million of vehicles to be acquired under the like-kind exchange program. At June 30, 2007 and December 31, 2006, we had $45.9 million and $63.8 million, respectively of restricted cash for the like-kind exchange program included within “Prepaid expenses and other current assets” on the Consolidated Condensed Balance Sheets.
     Subsequent Event
     On July 12, 2007, the State of Michigan enacted substantial changes to its tax system, which included replacing the current Single Business Tax with a modified gross receipt tax and an income tax computed on a unitary combined reporting system, and the use of a single sales factor in apportioning its income. We are currently assessing the impact of the enacted tax law changes on our third quarter 2007 net earnings.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(I) DEBT

	June 30,	December 31,
	2007	2006
	(In thousands)
Short-term debt and current portion of long-term debt:
Unsecured foreign obligations	$18,280	21,597
Current portion of long-term debt, including capital leases	133,333	311,148

Total short-term debt and current portion of long-term debt	151,613	332,745

Long-term debt:
U.S. commercial paper (1)	615,657	639,262
Canadian commercial paper (1)	62,846	78,871
Unsecured U.S. notes: (1)
Debentures	—	62,913
Medium-term notes	1,945,902	1,795,363
Unsecured U.S. obligations, principally bank term loans	59,650	58,050
Unsecured foreign obligations	183,603	157,282
Capital lease obligations	14,014	3,509

Total before fair market value adjustment	2,881,672	2,795,250
Fair market value adjustment on notes subject to hedging (2)	7	96

	2,881,679	2,795,346

Current portion of long-term debt, including capital leases	(133,333)	(311,148)

Long-term debt	2,748,346	2,484,198

Total debt	$2,899,959	2,816,943

(1)	Ryder had unamortized original issue discounts of $15.5 million at June 30, 2007 and December 31, 2006.
(2)	The notional amount of executed interest rate swaps designated as fair value hedges was $35.0 million at June 30, 2007 and December 31, 2006.
     Ryder can borrow up to $870 million through a global revolving credit facility with a syndicate of twelve lenders. The credit facility matures in May 2010 and is used primarily to finance working capital and provide support for the issuance of commercial paper. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at June 30, 2007). At Ryder’s option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 11.0 basis points, which applies to the total facility of $870 million, and is based on Ryder’s current credit ratings. The credit facility contains no provisions restricting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, Ryder must maintain a ratio of debt to consolidated tangible net worth, as defined in the agreement, of less than or equal to 300%. The ratio at June 30, 2007 was 143%. At June 30, 2007, $147.3 million was available under the credit facility. Foreign borrowings of $101.0 million were outstanding under the facility at June 30, 2007.
     During 1987, we issued at a discount $100 million principal amount of unsecured debentures due May 2017 at a stated interest rate of 9 7/8%, payable semi-annually. During the second quarter of 2007, we retired the remaining $53 million principal amount of these debentures at a premium. During the second quarter of 2007, we also made a sinking fund payment to retire the remaining $10 million principal amount of 9% unsecured debentures due in May 2016. In connection with these retirements, we incurred a pre-tax charge of $1.3 million related to the premium paid on the early extinguishment and the write-off of related debt discount and issuance costs and this charge has been included within “Restructuring and other charges (recoveries), net.”
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
     At June 30, 2007 and December 31, 2006, the maximum determinable exposure of each type of guarantee and the corresponding liability, if any, recorded on the Consolidated Condensed Balance Sheets were as follows:

	June 30, 2007		December 31, 2006
	Maximum	Carrying	Maximum	Carrying
	Exposure of	Amount of	Exposure of	Amount of
Guarantee	Guarantee	Liability	Guarantee	Liability
		(In thousands)

Vehicle residual value guarantees—finance lease programs (1)	$3,372	1,059	3,541	946
Used vehicle financing	6,381	1,097	6,046	811
Standby letters of credit	7,514	—	6,937	—

Total	$17,267	2,156	16,524	1,757

(1)	Amounts exclude contingent rentals associated with residual value guarantees on certain vehicles held under operating leases for which the guarantees are conditioned upon disposal of the leased vehicles prior to the end of their lease term. At June 30, 2007 and December 31, 2006, Ryder’s maximum exposure for such guarantees was approximately $247.2 million and $112.7 million, respectively, with $2.1 million and $2.2 million recorded as a liability at June 30, 2007 and December 31, 2006, respectively.
     At June 30, 2007, Ryder had letters of credit and surety bonds outstanding totaling $214.5 million and $51.0 million, respectively, which primarily guarantee the payment of insurance claims. Certain of these letters of credit and surety bonds guarantee insurance activities associated with insurance claim liabilities transferred in conjunction with the sale of our automotive transport business, which were reported as discontinued operations in previous years. To date, the insurance claims, representing per-claim deductibles payable under third-party insurance policies, have been paid and continue to be paid by the company that assumed such liabilities. However, if all or a portion of the estimated outstanding assumed claims of approximately $7.5 million at June 30, 2007 are unable to be paid, the third-party insurers may have recourse against certain of the outstanding letters of credit provided by Ryder in order to satisfy the unpaid claim deductibles. In order to reduce our potential exposure to these claims, we have received an irrevocable letter of credit from the purchaser of the business referred to above totaling $7.5 million at June 30, 2007. Periodically, an independent actuarial valuation will be made in order to estimate the current amount of outstanding insurance claim liabilities.
(K) SHARE REPURCHASE PROGRAM
     In May 2007, our Board of Directors authorized a $200 million share repurchase program over a period not to exceed two years. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management established a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the May 2007 program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended June 30, 2007, we repurchased and retired approximately 1.6 million shares under the May 2007 program at an aggregate cost of $87.3 million.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     In May 2006, our Board of Directors authorized a two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. Under the May 2006 program, management was authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees upon the exercise of stock options or through the employee stock purchase plan since March 1, 2006. The May 2006 program limited aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases were made periodically in open-market transactions, and were subject to market conditions, legal requirements and other factors. Management established a trading plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the May 2006 program, which allowed for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During the first quarter of 2007, we completed the May 2006 program. In 2007, we repurchased and retired approximately 0.2 million shares under the May 2006 program at an aggregate cost of $9.0 million. Under the May 2006 program, we repurchased and retired a total of 2 million shares at an aggregate cost of $102.2 million.
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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands)
Net earnings	$65,123	70,279	$116,382	117,861
Other comprehensive income:
Foreign currency translation adjustments	28,618	23,947	31,501	24,828
Unrealized (loss) gain on derivative instruments	(90)	(125)	(57)	120
Amortization of transition obligation (1)	(6)	—	(11)	—
Amortization of net actuarial loss (1)	3,223	—	6,596	—
Amortization of prior service credit (1)	(497)	—	(979)	—
Pension curtailment (1)	10,510	—	10,510	—

Total comprehensive income	$106,881	94,101	$163,942	142,809

(1)	Amounts pertain to our pension and postretirement benefit plans and are presented net of tax.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(M) EMPLOYEE BENEFIT PLANS
     Components of net periodic benefit cost were as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands)
Pension Benefits
Company-administered plans:
Service cost	$9,579	10,791	$19,944	21,242
Interest cost	21,637	20,413	43,143	40,637
Expected return on plan assets	(29,474)	(24,434)	(58,715)	(48,328)
Amortization of transition obligation	(7)	(7)	(15)	(14)
Amortization of net actuarial loss	4,852	8,941	9,724	17,712
Amortization of prior service (credit) cost	(722)	354	(1,418)	707

	5,865	16,058	12,663	31,956
Union-administered plans	1,230	1,240	2,441	2,398

Net periodic benefit cost	$7,095	17,298	$15,104	34,354

Company-administered plans:
U.S.	$2,412	11,325	$5,879	22,695
Non-U.S.	3,453	4,733	6,784	9,261

	5,865	16,058	12,663	31,956
Union-administered plans	1,230	1,240	2,441	2,398

	$7,095	17,298	$15,104	34,354

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands)
Postretirement Benefits
Company-administered plans:
Service cost	$307	311	$647	638
Interest cost	540	540	1,236	1,116
Amortization of net actuarial loss	47	155	326	358
Amortization of prior service credit	(57)	(58)	(115)	(115)

Net periodic benefit cost	$837	948	$2,094	1,997

Company-administered plans:
U.S.	$696	815	$1,822	1,735
Non-U.S.	141	133	272	262

	$837	948	$2,094	1,997

     As previously disclosed in our 2006 Annual Report, we expect to contribute approximately $58 million to our pension plans during 2007. During the six months ended June 30, 2007, global contributions of $27.4 million had been made to our pension plans.
     On January 5, 2007, our Board of Directors approved an amendment to freeze the U.S. pension plan effective December 31, 2007 for current participants who do not meet certain grandfathering criteria. As a result, these employees will cease accruing further benefits under the pension plan after December 31, 2007 and will begin participating in an enhanced 401(k) plan. Those participants that meet the grandfathering criteria will be given the option to either continue to earn benefits in the U.S. pension plan or transition into the enhanced 401(k) plan. All retirement benefits earned as of December 31, 2007 will be fully preserved and will be paid in accordance with the plan and legal requirements. Employees hired after January 1, 2007 will not be eligible to participate in the pension plan. The freeze of the U.S. pension plan did not create a curtailment gain or loss; however, in conjunction with the finalization of our pension actuarial valuation, we recognized a reduction in the pension benefit obligation of $16.5 million and a reduction in the net actuarial loss recognized within accumulated other comprehensive loss of approximately $10.5 million, net of tax, during the three months ended June 30, 2007.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     The following tables set forth financial information for each of Ryder’s business segments and a reconciliation between segment NBT and earnings before income taxes for the three and six months ended June 30, 2007 and 2006. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

	FMS	SCS	DCC	Eliminations	Total
	(In thousands)
For the three months ended
June 30, 2007
Revenue from external customers	$932,908	583,994	141,067	—	1,657,969
Inter-segment revenue	104,414	—	—	(104,414)	—

Total revenue	$1,037,322	583,994	141,067	(104,414)	1,657,969

Segment NBT	$97,484	15,456	12,508	(7,904)	117,544

Unallocated CSS					(12,053)
Restructuring and other (charges), net					(1,155)

Earnings before income taxes					$104,336

Segment capital expenditures (1)	$389,357	4,636	424	—	394,417

Unallocated CSS					3,494

Capital expenditures					$397,911

June 30, 2006
Revenue from external customers	$950,106	502,136	143,484	—	1,595,726
Inter-segment revenue	99,371	—	—	(99,371)	—

Total revenue	$1,049,477	502,136	143,484	(99,371)	1,595,726

Segment NBT	$94,921	18,077	11,174	(8,276)	115,896

Unallocated CSS					(11,342)

Earnings before income taxes					$104,554

Segment capital expenditures (1)	$459,746	3,988	238	—	463,972

Unallocated CSS		`			2,142

Capital expenditures					$466,114

(1)	Excludes revenue earning equipment acquired under capital leases.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	SCS	DCC	Eliminations	Total
	(In thousands)
For the six months ended
June 30, 2007
Revenue from external customers	$1,822,105	1,150,400	279,566	—	3,252,071
Inter-segment revenue	203,307	—	—	(203,307)	—

Total revenue	$2,025,412	1,150,400	279,566	(203,307)	3,252,071

Segment NBT	$178,264	26,904	22,860	(16,823)	211,205

Unallocated CSS					(20,340)
Restructuring and other (charges), net					(1,691)

Earnings before income taxes					$189,174

Segment capital expenditures (1)	$867,026	13,318	684	—	881,028

Unallocated CSS					4,264

Capital expenditures					$885,292

June 30, 2006
Revenue from external customers	$1,838,246	971,604	282,167	—	3,092,017
Inter-segment revenue	192,389	—	—	(192,389)	—

Total revenue	$2,030,635	971,604	282,167	(192,389)	3,092,017

Segment NBT	$169,816	28,736	19,636	(16,042)	202,146

Unallocated CSS					(18,547)
Restructuring and other recoveries, net					159

Earnings before income taxes					$183,758

Segment capital expenditures (1), (2)	$763,547	6,709	542	—	770,798

Unallocated CSS					5,330

Capital expenditures					$776,128

(1)	Excludes revenue earning equipment acquired under capital leases.
(2)	Excludes FMS acquisition payments of $4.1 million during the six months ended June 30, 2006.
     Our customer base includes enterprises operating in a variety of industries including automotive, electronics, high-tech, telecommunications, industrial, consumer goods, paper and paper products, office equipment, food and beverage, general retail industries, and governments. Our largest customer, General Motors Corporation, accounted for approximately 15% and 12% of consolidated revenue for the six months ended June 30, 2007 and 2006, respectively, and is comprised of multiple contracts within our SCS business segment in various geographic regions. The revenue generated from General Motors Corporation is primarily related to the pass-through of subcontracted transportation expense for which we realize minimal changes in profitability as a result of fluctuations in subcontracted transportation.

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
AND RESULTS OF OPERATIONS —
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
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
     Ryder System, Inc. (Ryder) is a global leader in transportation and supply chain management solutions. Our business is divided into three business segments: Fleet Management Solutions (FMS), which provides full service leasing, contract maintenance, contract-related maintenance and commercial rental of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; Supply Chain Solutions (SCS), which provides comprehensive supply chain consulting including distribution and transportation services throughout North America and in Latin America, Europe and Asia; and Dedicated Contract Carriage (DCC), which provides vehicles and drivers as part of a dedicated transportation solution in the U.S. We operate in highly competitive markets. Our customers select us based on numerous factors including service quality, price, technology and service offerings. As an alternative to using our services, customers may choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors. Our customer base includes enterprises operating in a variety of industries including automotive, electronics, high-tech, telecommunications, industrial, consumer goods, paper and paper products, office equipment, food and beverage, general retail industries and governments.
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
     Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements. For all other tax positions, we do not recognize any portion of the benefit in our consolidated financial statements. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.
     The cumulative effect of the adoption of the recognition and measurement provisions of FIN 48 resulted in a $7.4 million reduction to the January 1, 2007 balance of retained earnings. Results of prior periods have not been restated. Our policy for interest and penalties under FIN 48 related to income tax exposures was not impacted as a result of the adoption of the recognition and measurement provisions of FIN 48. Therefore, we continue to recognize interest and penalties as incurred within “Provision for income taxes” in the Consolidated Condensed Statements of Earnings. We expect the adoption of FIN 48 to increase our full-year 2007 effective tax rate by approximately 0.3%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
CONSOLIDATED RESULTS

	Three months ended June 30,		Six months ended June 30,		Change 2007/2006
					Three	Six
	2007	2006	2007	2006	Months	Months
	(In thousands, except per share amounts)

Earnings before income taxes	$104,336	104,554	$189,174	183,758	—%	3
Provision for income taxes	39,213	34,275	72,792	65,897	14	10

Net earnings	$65,123	70,279	$116,382	117,861	(7)%	(1)

Per diluted common share	$1.07	1.13	$1.90	1.91	(5)%	(1)

Weighted-average shares outstanding — Diluted	61,090	62,023	61,128	61,728	(2)%	(1)

     Earnings before income taxes decreased $0.2 million to $104.3 million in the second quarter of 2007 and increased $5.4 million to $189.2 million in the first six months of 2007, compared with the same periods in 2006. Operating results in the second quarter and first half of 2007 were positively impacted by contractual revenue growth in the FMS and SCS business segments and lower pension costs offset by the impact of weak commercial rental market demand and increased carrying costs on vehicles held for sale in our FMS business segment. Earnings in the second quarter and first half of 2006 benefited from a SCS contract termination settlement of $2.5 million, net of variable compensation. Earnings in the first half of 2006 also benefited from the one-time recovery in the first quarter of $1.9 million (pre-tax), or $0.02 per diluted common share, associated with the recognition of common stock received from mutual insurance companies in a prior year. See “Operating Results by Business Segment” for a further discussion of operating results.
     Net earnings decreased $5.2 million to $65.1 million in the second quarter of 2007 and decreased $1.5 million to $116.4 million in the first six months of 2007, compared with the same periods in 2006. Net earnings for the second quarter and first half of 2006 included an income tax benefit of $6.8 million, or $0.11 per diluted common share, associated with the reduction of deferred income taxes due to enacted changes in Texas and Canadian tax laws. Excluding the tax changes in the second quarter of the prior year, net earnings and earnings per diluted common share increased 3% and 5%, respectively in the second quarter of 2007. Excluding the tax changes in the second quarter of the prior year, net earnings and earnings per diluted common share increased 5% and 6%, respectively in the first six months of 2007.

	Three months ended June 30,		Six months ended June 30,		Change 2007/2006
					Three	Six
	2007	2006	2007	2006	Months	Months
	(In thousands)

Revenue:
Fleet Management Solutions	$1,037,322	1,049,477	$2,025,412	2,030,635	(1)%	—
Supply Chain Solutions	583,994	502,136	1,150,400	971,604	16	18
Dedicated Contract Carriage	141,067	143,484	279,566	282,167	(2)	(1)
Eliminations	(104,414)	(99,371)	(203,307)	(192,389)	(5)	(6)

Total	$1,657,969	1,595,726	$3,252,071	3,092,017	4%	5

Operating revenue (1)	$1,157,067	1,111,129	$2,276,274	2,168,603	4%	5

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our businesses and as a measure of sales activity. FMS fuel services revenue net of related intersegment billings, which is directly impacted by fluctuations in market fuel prices, is excluded from the operating revenue computation as fuel is largely a pass-through to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. Subcontracted transportation revenue in our SCS and DCC business segments are excluded from the operating revenue computation as subcontracted transportation is largely a pass-through to our customers and we realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Refer to the section titled “Non-GAAP Financial Measures” for a reconciliation of total revenue to operating revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     Total revenue increased 4% to $1.66 billion in the second quarter of 2007 and increased 5% to $3.25 billion in the first half of 2007, compared with the same periods in 2006. Total revenue growth was driven by contractual revenue growth in our SCS and FMS business segments, and by favorable movements in foreign currency exchange rates related to our international operations offset partially by a decline in commercial rental revenue and fuel revenue. Operating revenue increased 4% in the second quarter of 2007 and increased 5% in the first half of 2007, compared with the same periods in 2006, due primarily to growth in our SCS business. Total revenue and operating revenue in the second quarter of 2007 included a favorable foreign exchange impact of 0.9% and 1.0%, respectively, due primarily to the strengthening of the British pound and Canadian dollar. Total revenue and operating revenue in the first half of 2007 included a favorable foreign exchange impact of 0.7% and 0.8%, respectively, due primarily to the strengthening of the British pound.

	Three months ended June 30,		Six months ended June 30,		Change 2007/2006
					Three	Six
	2007	2006	2007	2006	Months	Months
	(Dollars in thousands)

Operating expense (exclusive of items shown separately)	$697,656	703,471	$1,361,541	1,364,014	(1)%	—
Percentage of revenue	42.1%	44.1%	41.9%	44.1%
     Operating expense decreased slightly in 2007 compared with the same periods in 2006 as a result of lower fuel volumes offset partially by increased costs associated with revenue growth in our SCS business segment. Operating expense as a percentage of revenue decreased in the three and six months ended June 30, 2007 due to lower fuel volumes.

	Three months ended June 30,		Six months ended June 30,		Change 2007/2006
					Three	Six
	2007	2006	2007	2006	Months	Months
	(Dollars in thousands)

Salaries and employee-related costs	$344,702	343,977	$698,866	681,491	—%	3
Percentage of revenue	20.8%	21.6%	21.5%	22.0%
Percentage of operating revenue	29.8%	31.0%	30.7%	31.4%
     Salaries and employee-related costs increased in 2007 compared with the same periods in 2006, primarily as a result of added headcount and increased outside labor costs from new and expanded business in our SCS business segment. The increase in salaries and employee-related costs in 2007 was offset partially by a $10.2 million and $19.3 million decrease in pension expense during the second quarter and first six months of 2007, respectively, and lower incentive-based compensation. Pension expense decreases primarily impact our FMS business segment, which employs the majority of our employees that participate in the primary U.S. pension plan.

	Three months ended June 30,		Six months ended June 30,		Change 2007/2006
					Three	Six
	2007	2006	2007	2006	Months	Months
	(Dollars in thousands)

Subcontracted transportation	$256,986	215,267	$504,215	417,490	19%	21
Percentage of revenue	15.5%	13.5%	15.5%	13.5%
     Subcontracted transportation expense represents freight management costs on logistics contracts for which we purchase transportation from third parties. Subcontracted transportation expense in our SCS business segment grew in 2007 compared with the same periods in 2006, as a result of increased volumes of freight management activity from new and expanded business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

	Three months ended June 30,		Six months ended June 30,		Change 2007/2006
					Three	Six
	2007	2006	2007	2006	Months	Months
	(In thousands)

Depreciation expense	$202,270	183,454	$398,454	361,630	10%	10
Gains on vehicle sales, net	(13,533)	(14,977)	(28,566)	(27,789)	(10)	3
Equipment rental	26,014	25,360	49,859	50,927	3	(2)
     Depreciation expense relates primarily to FMS revenue earning equipment. Depreciation expense increased in the second quarter and the first six months of 2007 compared with the same periods in 2006, reflecting higher average vehicle investment from purchases over the past year and $4.2 million and $8.3 million of additional reductions in the carrying value of vehicles held for sale during the second quarter and first six months of 2007, respectively. The increase was offset partially by adjustments made to residual values as part of the annual depreciation review, which were implemented on January 1, 2007. This change in estimated residual values reduced depreciation expense in the second quarter and first six months of 2007 by $2.8 million and $5.6 million, respectively. Our annual review is established with a long-term view considering historical market price changes, current and expected future market price trends, expected life of vehicles and extent of alternative uses.
     Gains on vehicle sales, net decreased in the second quarter of 2007 compared with the same period in 2006 due to a decline in the average price of vehicles sold offset partially by an increase in the number of vehicles sold. Gains on vehicle sales, net in the first half of 2007 were higher than the same period in 2006 due to an increase in the number of units sold offset partially by lower average pricing.
     Equipment rental consists primarily of rent expense for FMS revenue earning equipment under lease. The increase in equipment rental in the second quarter of 2007 compared to the same period in 2006 reflects an increase in the average number of leased vehicles resulting from a sale-leaseback transaction completed in May 2007. The decrease in equipment rental in the first half of 2007 compared to the same period in 2006 reflects a lower average number of leased vehicles early in the year offset slightly by higher rental costs associated with investments made in material handling equipment to support growth in our SCS business segment.

	Three months ended June 30,		Six months ended June 30,		Change 2007/2006
					Three	Six
	2007	2006	2007	2006	Months	Months
	(Dollars in thousands)

Interest expense	$40,841	35,037	$80,211	66,458	17%	21
Effective interest rate	5.7%	5.9%	5.6%	5.7%
     Interest expense grew in 2007 compared with the same periods in 2006, reflecting higher average debt levels due to funding requirements associated with capital spending to support our contractual full service lease business and our share repurchase programs. The lower effective interest rate in 2007 compared to 2006 resulted from the replacement of higher interest rate debt with debt issuances at lower interest rates.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands)

Miscellaneous income, net	$(2,458)	(417)	$(3,374)	(5,803)
     Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income, (gains) losses from sales of properties, foreign currency transaction (gains) losses, and other non-operating items. Miscellaneous income, net increased in the second quarter of 2007 compared with the same period in 2006 primarily due to improved market performance of investments classified as trading securities, a $1.3 million charge in the prior year related to the settlement of litigation associated with a discontinued operation, and higher gains on sales of properties. Miscellaneous income, net decreased during the first six months of 2007 compared to the same period in 2006 due to a one-time recovery in the first quarter of 2006 of $1.9 million for the recognition of common stock received from mutual insurance companies and higher foreign currency transaction losses offset partially by the $1.3 million litigation settlement noted above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands)

Restructuring and other charges (recoveries), net	$1,155	—	$1,691	(159)
     Restructuring and other charges (recoveries), net in the three months ended June 30, 2007 primarily related to a charge of $1.3 million incurred to extinguish debentures that were originally set to mature in 2017. The charge included the premium paid on the early extinguishment of debt and the write-off of related debt discount and issuance costs. These charges were offset partially by restructuring charges that were reversed due to subsequent refinements in estimates. Restructuring charges (recoveries), net in the six months ended June 30, 2007 primarily related to the charge incurred on the early extinguishment of debt and costs for information technology transition and employee severance and benefits incurred in connection with global cost savings initiatives announced in the fourth quarter of 2006. Restructuring and other recoveries, net in the first half of 2006 related primarily to employee severance and benefits and facility charges recorded in prior restructuring charges that were reversed due to subsequent refinements in estimates. See Note (E), “Restructuring and Other Charges (Recoveries),” in the Notes to Consolidated Condensed Financial Statements for additional information on restructuring activity.

	Three months ended June 30,		Six months ended June 30,		Change 2007/2006
					Three	Six
	2007	2006	2007	2006	Months	Months
	(Dollars in thousands)

Provision for income taxes	$39,213	34,275	$72,792	65,897	14%	10
Effective tax rate	37.6%	32.8%	38.5%	35.9%
     Our effective income tax rate for the second quarter and first half of 2007 as compared with the same periods in 2006 increased primarily due to increased earnings in higher tax rate jurisdictions, the adoption of FIN 48 in the current year and the 2006 favorable adjustments to deferred income taxes from tax law changes in Canada and the State of Texas. This increase was offset partially by favorable adjustments to deferred income taxes from tax law changes in the State of New York in the current year, the recognition of tax benefits as a result of the expiration of a statute of limitations within our foreign jurisdictions, and a decrease in projected non-deductible expenses.
     During the second quarter of 2007, the State of New York enacted changes to their tax system which resulted in favorable adjustments to deferred income taxes of $1.3 million. During the second quarter of 2006, Canada and the State of Texas enacted various tax measures which resulted in favorable adjustments to deferred income taxes of $6.8 million. The adoption of FIN 48 increased our effective income tax rate for the second quarter and first half of 2007 by approximately 0.3%. See Note (H), “Income Taxes,” in the Notes to Consolidated Condensed Financial Statements for a complete discussion of these items.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended June 30,		Six months ended June 30,		Change 2007/ 2006
					Three	Six
	2007	2006	2007	2006	Months	Months
	(In thousands)

Revenue:
Fleet Management Solutions	$1,037,322	1,049,477	$2,025,412	2,030,635	(1)%	—
Supply Chain Solutions	583,994	502,136	1,150,400	971,604	16	18
Dedicated Contract Carriage	141,067	143,484	279,566	282,167	(2)	(1)
Eliminations	(104,414)	(99,371)	(203,307)	(192,389)	(5)	(6)

Total	$1,657,969	1,595,726	$3,252,071	3,092,017	4%	5

Operating Revenue:
Fleet Management Solutions	$742,223	730,145	$1,456,130	1,429,563	2%	2
Supply Chain Solutions	329,966	291,288	652,048	563,645	13	16
Dedicated Contract Carriage	138,109	139,065	273,703	272,636	(1)	—
Eliminations	(53,231)	(49,369)	(105,607)	(97,241)	(8)	(9)

Total	$1,157,067	1,111,129	$2,276,274	2,168,603	4%	5

NBT:
Fleet Management Solutions	$97,484	94,921	$178,264	169,816	3%	5
Supply Chain Solutions	15,456	18,077	26,904	28,736	(14)	(6)
Dedicated Contract Carriage	12,508	11,174	22,860	19,636	12	16
Eliminations	(7,904)	(8,276)	(16,823)	(16,042)	4	(5)

	117,544	115,896	211,205	202,146	1	4

Unallocated Central Support Services	(12,053)	(11,342)	(20,340)	(18,547)	(6)	(10)
Restructuring and other (charges) recoveries, net	(1,155)	—	(1,691)	159	NA	NA

Earnings before income taxes	$104,336	104,554	$189,174	183,758	—%	3

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The following table sets forth equipment contribution included in NBT for our SCS and DCC business segments:

	Three months ended June 30,		Six months ended June 30,		Change 2007/2006
					Three	Six
	2007	2006	2007	2006	Months	Months
	(Dollars in thousands)

Equipment contribution:
Supply Chain Solutions	$4,194	4,143	$8,934	8,072	1%	11
Dedicated Contract Carriage	3,710	4,133	7,889	7,970	(10)	(1)

Total	$7,904	8,276	$16,823	16,042	(4)%	5

Fleet Management Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2007/2006
					Three	Six
	2007	2006	2007	2006	Months	Months
	(Dollars in thousands)

Full service lease	$489,245	460,050	$965,149	911,497	6%	6
Contract maintenance	40,022	34,042	77,223	66,762	18	16

Contractual revenue	529,267	494,092	1,042,372	978,259	7	7
Contract-related maintenance	50,050	47,799	102,195	95,075	5	7
Commercial rental	145,312	170,846	276,333	320,769	(15)	(14)
Other	17,594	17,408	35,230	35,460	1	(1)

Operating revenue (1)	742,223	730,145	1,456,130	1,429,563	2	2
Fuel services revenue	295,099	319,332	569,282	601,072	(8)	(5)

Total revenue	$1,037,322	1,049,477	$2,025,412	2,030,635	(1)%	—

Segment NBT	$97,484	94,921	$178,264	169,816	3%	5

Segment NBT as a % of total revenue	9.4%	9.0%	8.8%	8.4%	40 bps	40 bps

Segment NBT as a % of operating revenue (1)	13.1%	13.0%	12.2%	11.9%	10 bps	30 bps

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our FMS business segment and as a measure of sales activity. Fuel services revenue, which is directly impacted by fluctuations in market fuel prices, is excluded from our operating revenue computation as fuel is largely a pass-through to customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs.
     Operating revenue (revenue excluding fuel) grew during the three and six months ended June 30, 2007 compared with the same periods in 2006 as a result of the growth in contractual revenue largely offset by decreased commercial rental revenue. Total revenue declined during the three and six months ended June 30, 2007 compared to the same periods in 2006 as a result of lower fuel services revenue from reduced fuel volumes, which more than offset operating revenue growth.
     Full service lease revenue grew in 2007 compared with the same periods in 2006 due to growth in all geographic markets served. We expect favorable lease revenue comparisons to continue in the near term due to increased sales activity. Contract maintenance revenue increased in 2007 compared with the same periods in 2006 due primarily to new sales activity. We expect favorable contract maintenance revenue comparisons to continue in the near term due to increased sales activity. Commercial rental revenue decreased in 2007 compared with the same periods in 2006 reflecting weak market demand in North America. For the three and six months ended June 30, 2007, we realized lower vehicle utilization and lower pricing on a smaller rental fleet. We expect similar unfavorable commercial rental revenue comparisons to continue for at least the near term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The following table provides rental statistics for the U.S. fleet, which generates more than 80% of total commercial rental revenue:

	Three months ended June 30,		Six months ended June 30,		Change 2007/ 2006
					Three	Six
	2007	2006	2007	2006	Months	Months
	(Dollars in thousands)

Non-lease customer rental revenue	$65,508	72,821	$118,192	132,901	(10)%	(11)

Lease customer rental revenue (1)	$51,894	70,510	$107,585	137,435	(26)%	(22)

Average commercial rental fleet size — in service (2)	29,400	32,800	29,900	32,400	(10)%	(8)

Average commercial rental power fleet size — in service (2), (3)	20,900	24,200	21,500	23,600	(14)%	(9)

Commercial rental utilization — power fleet	70.6%	73.1%	67.4%	71.1%	(250) bps	(370) bps

(1)	Lease customer rental revenue is revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.
(2)	Number of units rounded to nearest hundred and calculated using average daily unit counts.
(3)	Fleet size excluding trailers.
     FMS NBT grew in the three and six months ended June 30, 2007 compared with the same periods in 2006 as a result of improved contractual business performance and lower pension and incentive-based compensation costs. The growth in NBT was offset partially by a decline in commercial rental results and higher carrying costs on the increased inventory of used vehicles held for sale. In addition to the decline in commercial rental results, the growth in NBT in the first half of 2007 was also offset partially by higher sales and marketing expenses. Gains from the sale of used vehicles in the second quarter of 2007 were lower than the same period in the prior year due to a decline in the average price of vehicles sold offset partially by an increase in the number of vehicles sold. Gains from the sale of used vehicles in the first half of 2007 were higher than the same period in the prior year due primarily to an increase in the number of units sold offset partially by lower average pricing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):

				Change
	June 30,	December 31,	June 30,	Jun. 2007/	Jun. 2007/
	2007	2006	2006	Dec. 2006	Jun. 2006
End of period vehicle count

By type:
Trucks	65,200	65,200	64,400	—%	1
Tractors	54,200	56,100	53,100	(3)	2
Trailers	40,500	38,900	39,400	4	3
Other	5,800	5,700	5,500	2	5

Total	165,700	165,900	162,400	—%	2

By ownership:
Owned	159,900	160,800	157,400	(1)%	2
Leased	5,800	5,100	5,000	14	16

Total	165,700	165,900	162,400	—%	2

By product line:
Full service lease	114,400	117,500	113,600	(3)%	1
Commercial rental	36,200	37,000	40,200	(2)	(10)
Service vehicles and other	3,500	3,500	3,000	—	17

Active units	154,100	158,000	156,800	(2)	(2)
Held for sale(1)	11,600	7,900	5,600	47	107

Total	165,700	165,900	162,400	—%	2

Customer vehicles under contract maintenance	29,800	30,700	27,700	(3)%	8

Quarterly average vehicle count

By product line:
Full service lease	115,400	116,100	113,500	(1)%	2
Commercial rental	36,200	38,000	39,400	(5)	(8)
Service vehicles and other	3,500	3,500	3,200	—	9

Active units	155,100	157,600	156,100	(2)	(1)
Held for sale(1)	11,200	7,300	6,100	53	84

Total	166,300	164,900	162,200	1%	3

Customer vehicles under contract maintenance	30,800	29,800	27,100	3%	14

Year-to-date average vehicle count

By product line:
Full service lease	116,200	114,600	113,500	1%	2
Commercial rental	36,400	38,700	39,000	(6)	(7)
Service vehicles and other	3,500	3,300	3,300	6	6

Active units	156,100	156,600	155,800	—	—
Held for sale(1)	10,300	6,700	6,400	54	61

Total	166,400	163,300	162,200	2%	3

Customer vehicles under contract maintenance	31,000	28,000	26,700	11%	16

(1)	Vehicles held for sale represent all units available for sale including units held for sale at the end of each period regardless of whether the units earned revenue in the previous 30 days.
Note: Prior year vehicle counts have been restated to conform to current year presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The totals in the table above include the following non-revenue earning equipment for the U.S. fleet (number of units rounded to nearest hundred):

				Change
	June 30,	December 31,	June 30,	Jun. 2007/	Jun. 2007/
	2007	2006	2006	Dec. 2006	Jun. 2006
Not yet earning revenue (NYE)	2,100	4,200	2,400	(50)%	(13)
No longer earning revenue (NLE):
Units held for sale (1)	9,100	6,600	4,400	38	107
Other NLE units	1,600	1,900	1,300	(16)	23

Total (2)	12,800	12,700	8,100	1%	58

(1)	Total units held for sale in the U.S., including those that have earned revenue in the previous 30 days were 10,400 vehicles at June 30, 2007, 7,600 vehicles at December 31, 2006 and 5,300 vehicles at June 30, 2006.
(2)	Non-revenue earning equipment for FMS operations outside the U.S. totaled approximately 1,000 vehicles at June 30, 2007, 1,700 vehicles at December 31, 2006 and 1,400 vehicles at June 30, 2006, which are not included above.
     NYE units represent new vehicles on hand that are being prepared for deployment to lease customers or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. The number of NYE units decreased compared to the same period in the prior year consistent with the volume of lease sales activity. NLE units represent vehicles for which no revenue has been earned in the previous 30 days. These vehicles may be temporarily out of service, held for sale, being prepared for sale or awaiting redeployment. The number of NLE units has increased due to higher levels of used vehicles held for sale as a result of lease replacements and rental fleet reductions. We expect the number of NLE units to decline in the second half of 2007 as the number of rental units being outserviced and the level of lease replacement activity slows for the remainder of the year.
Supply Chain Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2007/2006
					Three	Six
	2007	2006	2007	2006	Months	Months
	(Dollars in thousands)

U.S. operating revenue:
Automotive and industrial	$138,299	125,595	$275,112	245,089	10%	12
High-tech and consumer industries	74,527	74,360	149,000	143,227	—	4
Transportation management	8,110	7,717	16,547	14,565	5	14

U.S. operating revenue	220,936	207,672	440,659	402,881	6	9
International operating revenue	109,030	83,616	211,389	160,764	30	31

Total operating revenue (1)	329,966	291,288	652,048	563,645	13	16
Subcontracted transportation	254,028	210,848	498,352	407,959	20	22

Total revenue	$583,994	502,136	$1,150,400	971,604	16%	18

Segment NBT	$15,456	18,077	$26,904	28,736	(14)%	(6)

Segment NBT as a % of total revenue	2.6%	3.6%	2.3%	3.0%	(100) bps	(70) bps

Segment NBT as a % of operating revenue (1)	4.7%	6.2%	4.1%	5.1%	(150) bps	(100) bps

Memo: Fuel costs	$31,322	27,763	$59,208	52,685	13%	12

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our SCS business segment and as a measure of sales activity. Subcontracted transportation is deducted from total revenue to arrive at our operating revenue computation as subcontracted transportation is largely a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     Operating revenue grew in the three and six months ended June 30, 2007 compared to the same periods in 2006 due to new and expanded business particularly in international markets served. Total revenue grew in the three and six months ended June 30, 2007 compared to the same periods in 2006 as a result of increased levels of managed subcontracted transportation and operating revenue increases. Our largest customer, General Motors Corporation, accounted for approximately 43% and 19% of SCS total revenue and operating revenue, respectively, for the first half of 2007, and is comprised of multiple contracts in various geographic regions. For the first half of 2006, General Motors Corporation accounted for approximately 40% and 18% of SCS total revenue and operating revenue, respectively. In the second quarter of 2007, SCS total revenue and operating revenue included a favorable foreign currency exchange impact of 1.4% and 1.3%, respectively. In the first half of 2007, SCS total revenue and operating revenue included a favorable foreign currency exchange impact of 0.7%. Based on recent sales activity and the impact of a significant automotive plant shutdown, we expect lower revenue improvement rates in the second half of 2007.
     In transportation management arrangements where we act as principal, revenue is reported on a gross basis for subcontracted transportation services billed to our customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Determining whether revenue should be reported as gross (within total revenue) or net (deducted from total revenue) is based on an assessment of whether we are acting as the principal or the agent in the transaction and involves judgment based on the terms and conditions of the arrangement. From time to time, the terms and conditions of our transportation management arrangements may change, which could require a change in revenue recognition from a gross basis to a net basis or vice versa. Our measure of operating revenue would not be impacted by a change in revenue reporting.
     The decline in SCS NBT in the three and six months ended June 30, 2007 compared to the same periods in 2006 reflects the impact of a $2.5 million benefit, net of variable compensation, recognized in the second quarter of the prior year related to a contract termination. SCS NBT in 2007 compared to the same periods in 2006, benefited from new and expanded business and higher volumes offset by a significant automotive plant closure in the second quarter and automotive plant shutdowns and launch costs associated with new business in the first quarter.
Dedicated Contract Carriage

	Three months ended June 30,		Six months ended June 30,		Change 2007/2006
					Three	Six
	2007	2006	2007	2006	Months	Months
	(Dollars in thousands)

Operating revenue (1)	$138,109	139,065	$273,703	272,636	(1)%	—
Subcontracted transportation	2,958	4,419	5,863	9,531	(33)	(38)

Total revenue	$141,067	143,484	$279,566	282,167	(2)%	(1)

Segment NBT	$12,508	11,174	$22,860	19,636	12%	16

Segment NBT as a % of total revenue	8.9%	7.8%	8.2%	7.0%	110 bps	120 bps

Segment NBT as a % of operating revenue (1)	9.1%	8.0%	8.4%	7.2%	110 bps	120 bps

Memo: Fuel costs	$26,522	27,507	$51,180	52,538	(4)%	(3)%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our DCC business segment and as a measure of sales activity. Subcontracted transportation is deducted from total revenue to arrive at our operating revenue computation as subcontracted transportation is largely a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation.
     Operating revenue for the second quarter of 2007 declined compared to the same period in 2006 as a result of the decline in fuel costs which are passed through to the customer. Operating revenue for the first half of 2007 increased due to new and expanded business, slightly offset by the decline in fuel costs. Total revenue for the three and six months ended June 30, 2007 declined primarily as a result of decreased volumes of managed subcontracted transportation and lower fuel costs. We expect favorable revenue comparisons in the short term due to recent sales activity. DCC NBT grew in the three and six months ended June 30, 2007 compared with the same periods in 2006 as a result of lower safety and insurance costs and better operating performance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Central Support Services

	Three months ended June 30,		Six months ended June 30,		Change 2007/2006
					Three	Six
	2007	2006	2007	2006	Months	Months
	(In thousands)

Human resources	$3,966	3,365	$7,857	6,824	18%	15
Finance	14,982	13,955	29,044	28,164	7	3
Corporate services and public affairs	2,882	2,872	5,803	5,758	—	1
Information technology	13,026	13,242	25,802	27,330	(2)	(6)
Health and safety	2,077	2,062	4,157	4,081	1	2
Other	11,258	13,437	19,901	21,089	(16)	(6)

Total CSS	48,191	48,933	92,564	93,246	(2)	(1)
Allocation of CSS to business segments	(36,138)	(37,591)	(72,224)	(74,699)	(4)	(3)

Unallocated CSS	$12,053	11,342	$20,340	18,547	6%	10

     Total CSS costs in the second quarter of 2007 declined compared to the same period in 2006 as a result of lower incentive-based compensation offset partially by a charge of $1.8 million related to an adjustment in the amortization of restricted stock unit compensation expense. See Note (C), “Share-Based Compensation Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information. Prior year CSS costs also included a charge of $1.3 million related to a litigation settlement associated with a discontinued operation. The first half of 2007 also benefited from lower information technology costs and were slightly offset by the one-time recovery of $1.9 million in 2006 associated with the recognition of common stock received from mutual insurance companies. Unallocated CSS expenses for the second quarter and first half of 2007 were up compared with the same periods in 2006 largely due to the adjustment in the amortization of restricted stock unit expense and the previously mentioned common stock recovery in the prior year offset partially by the litigation settlement charge in the prior year.
FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
     The following is a summary of our cash flows from operating, financing and investing activities:

	Six months ended June 30,
	2007	2006
	(In thousands)

Net cash provided by (used in):
Operating activities	$505,215	298,344
Financing activities	(37,329)	259,733
Investing activities	(489,312)	(606,328)
Effect of exchange rate changes on cash	2,756	2,169

Net change in cash and cash equivalents	$(18,670)	(46,082)

     A detail of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.
     Cash provided by operating activities increased to $505.2 million in the first half of 2007 compared with $298.3 million in 2006, due primarily to reduced working capital needs including $95.3 million of lower income tax payment obligations in 2007. Income tax payments in 2006 included deferred payments related to hurricane relief obtained on 2005 tax payments. Cash used in financing activities in the first half of 2007 was $37.3 million compared with cash provided of $259.7 million in 2006. Cash used in financing activities in the first half of 2007 reflects higher debt repayments and higher share repurchase activity. Cash used in investing activities decreased to $489.3 million in the first half of 2007 compared with $606.3 million in 2006 due to the sale-leaseback transaction completed during the second quarter of 2007, a decrease in restricted cash associated with the vehicle like-kind exchange program and higher proceeds from sales of used vehicles offset partially by higher cash payments for vehicle capital spending.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     We manage our business to maximize net cash provided by operating activities (operating cash flows) and proceeds from the sale of revenue earning equipment as the principal sources of liquidity. We refer to the sum of operating cash flows, proceeds from the sales of revenue earning equipment and operating property and equipment, sale and leaseback of revenue earning equipment, collections on direct finance leases and other cash inflows as “total cash generated.” We refer to the net amount of cash generated from operating and investing activities (excluding changes in restricted cash) as “free cash flow.” Although total cash generated and free cash flow are non-GAAP financial measures, we consider them to be important measures of comparative operating performance. We also believe total cash generated to be an important measure of total cash inflows generated from our ongoing business activities. We believe free cash flow provides investors with an important perspective on the cash available for debt service and for shareholders after making capital investments required to support ongoing business operations. Our calculation of free cash flow may be different from the calculation used by other companies and therefore comparability may be limited.
     The following table shows the sources of our free cash flow computation:

	Six months ended June 30,
	2007	2006
	(In thousands)

Net cash provided by operating activities	$505,215	298,344
Sales of revenue earning equipment	191,645	177,445
Sales of operating property and equipment	3,475	2,210
Sale and leaseback of revenue earning equipment	150,348	—
Collections on direct finance leases	31,811	33,768
Other, net	750	1,598

Total cash generated	883,244	513,365

Purchases of property and revenue earning equipment	(885,292)	(776,128)
Acquisitions	—	(4,113)

Free cash flow	$(2,048)	(266,876)

     The improvement in free cash flow to negative $2.0 million for the first half of 2007 compared with negative $266.9 million for the same period in 2006 was driven by the sale-leaseback transaction completed during the second quarter of 2007 and lower income tax payment obligations during the first half of 2007 compared to the same period in the prior year. We anticipate free cash flow to continue to improve over the balance of the year due to lower anticipated commercial rental vehicle capital spending.
     The following table provides a summary of capital expenditures:

	Six months ended June 30,
	2007	2006
	(In thousands)

Revenue earning equipment: (1)
Full service lease	$553,292	597,714
Commercial rental	188,989	188,488

	742,281	786,202
Operating property and equipment	45,835	28,301

Total capital expenditures	788,116	814,503
Changes in accounts payable related to purchases of revenue earning equipment	97,176	(38,375)

Cash paid for purchases of property and revenue earning equipment	$885,292	776,128

(1)	Capital expenditures exclude acquisitions of revenue earning equipment under capital leases of $11.2 million and $0.1 million during the six months ended June 30, 2007 and 2006, respectively.
     Capital expenditures on an accrual basis of $788.1 million were lower for the first half of 2007 compared with 2006 principally as a result of decreased lease vehicle spending for replacement and expansion of customer fleets. We are now anticipating full-year 2007 accrual basis capital expenditures to be approximately $1.26 billion, down from $1.76 billion in 2006 primarily as a result of reduced replacement activity and lower planned levels of spending for full service lease vehicles. This current capital expenditures forecast reflects a decrease of $70 million from plan, due to lower commercial rental spending.

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
     The following table shows the movements in our debt balance:

	Six months ended June 30,
	2007	2006
	(In thousands)

Debt balance at January 1	$2,816,943	2,185,366

Cash-related changes in debt:
Net change in commercial paper borrowings	(45,643)	158,505
Proceeds from issuance of medium-term notes	250,000	250,000
Proceeds from issuance of other debt instruments	238,763	24,904
Retirement of medium-term notes and debentures	(163,020)	(40,000)
Other debt repaid, including capital lease obligations	(228,463)	(99,714)

	51,637	293,695

Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	(89)	(911)
Addition of capital lease obligations	11,230	85
Changes in foreign currency exchange rates and other non-cash items	20,238	10,874

Total changes in debt	83,016	303,743

Debt balance at June 30	$2,899,959	2,489,109

     In accordance with our funding philosophy, we attempt to match the average remaining repricing life of our debt with the average remaining life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25 - 45% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total obligations (including notional value of swap agreements) was 32% at June 30, 2007 compared with 31% at December 31, 2006.
     Ryder’s leverage ratios and a reconciliation of on-balance sheet debt to total obligations were as follows:

	June 30,	% to	December 31,	% to
	2007	Equity	2006	Equity
		(Dollars in thousands)

On-balance sheet debt	$2,899,959	161%	2,816,943	164%

Off-balance sheet debt—PV of minimum lease payments and guaranteed residual values under operating leases for vehicles (1)	195,601		77,998

Total obligations	$3,095,560	172%	2,894,941	168%

(1)	Present value (PV) does not reflect payments Ryder would be required to make if we terminated the related leases prior to the scheduled expiration dates.
     On-balance sheet debt to equity consists of balance sheet debt divided by total equity. Total obligations to equity represents balance sheet debt plus the present value of minimum lease payments and guaranteed residual values under operating leases for vehicles, discounted based on our incremental borrowing rate at lease inception, all divided by total equity. Although total obligations is a non-GAAP financial measure, we believe that total obligations is useful as it is a more complete measure of our existing financial obligations and helps better assess our overall leverage position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     On-balance sheet debt to equity decreased in 2007, as the proceeds from the sale and leaseback of revenue earning equipment and improved operating cash flows were used to reduce on-balance sheet debt. These proceeds and improved operating cash flows more than offset the spending required to support our contractual full service lease business and share repurchase programs. Total obligations to equity increased primarily as a result of the share repurchase programs. Our long-term target percentage of total obligations to equity is 250% to 300% while maintaining a strong investment grade rating. We believe this leverage range is appropriate for our business due to the liquidity of our vehicle portfolio and because a substantial component of our assets is supported by long-term customer leases.
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
     Our debt ratings at June 30, 2007 were as follows:

	Short-term	Long-term	Outlook
Moody’s Investors Service	P2	Baa1	Stable (June 2004)
Standard & Poor’s Ratings Services	A2	BBB+	Stable (April 2005)
Fitch Ratings	F2	A-	Stable (April 2007)
     Ryder can borrow up to $870 million through a global revolving credit facility with a syndicate of twelve lenders. The credit facility matures in May 2010 and is used primarily to finance working capital and provide support for the issuance of commercial paper. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at June 30, 2007). At Ryder’s option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 11.0 basis points, which applies to the total facility of $870 million, and is based on Ryder’s current credit ratings. The credit facility contains no provisions restricting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, Ryder must maintain a ratio of debt to consolidated tangible net worth, as defined in the agreement, of less than or equal to 300%. The ratio at June 30, 2007 was 143%. At June 30, 2007, $147.3 million was available under the credit facility.
     During 1987, we issued at a discount $100 million principal amount of unsecured debentures due May 2017 at a stated interest rate of 9 7/8%, payable semi-annually. During the second quarter of 2007, we retired the remaining $53 million principal amount of these debentures at a premium. During the second quarter of 2007, we also made a sinking fund payment to retire the remaining $10 million principal amount of 9% unsecured debentures due in May 2016. In connection with these retirements, we incurred a pre-tax charge of $1.3 million related to the premium paid on the early extinguishment and the write-off of related debt discount and issuance costs.
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
     Ryder Receivable Funding II, L.L.C. (RRF LLC), a bankruptcy remote, consolidated subsidiary of Ryder has a Trade Receivables Purchase and Sale Agreement with various financial institutions. Under this program, Ryder sells certain of its domestic trade accounts receivable to RRF LLC who in turn may sell, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit and (or) committed purchasers. Under the terms of the program, RRF LLC and Ryder have provided representations, warranties, covenants and indemnities that are customary for accounts receivable facilities of this type. Ryder entered into this program to provide additional liquidity to fund its operations, particularly when the cost of such sales is cost effective compared with other funding programs, notably the issuance of unsecured commercial paper. This program is accounted for as a collateralized financing arrangement. The available proceeds that may be received by RRF LLC under the program are limited to $200 million. RRF LLC’s costs under this program may vary based on changes in Ryder’s unsecured debt ratings and changes in interest rates. If no event occurs that would cause early termination, the 364-day program will expire on September 11, 2007. There were no amounts outstanding under the agreement at June 30, 2007 and December 31, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     At June 30, 2007, we had the following amounts available to fund operations under the aforementioned facilities:

(In millions)
Global revolving credit facility	$147
Trade receivables program	200
Automatic shelf registration	Indeterminate
     We believe that our existing cash and cash equivalents, operating cash flows, commercial paper program, revolving credit facility, automatic shelf registration with the SEC and the trade receivables program will adequately meet our working capital and capital expenditure needs for the foreseeable future.
Off-Balance Sheet Arrangements
     Sale and leaseback transactions. We periodically enter into sale-leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions that are not deemed to be variable interest entities (VIEs). In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense. In May 2007, we completed a sale-leaseback transaction of revenue earning equipment with a third party not deemed to be a VIE and this transaction qualified for off-balance sheet treatment. Proceeds from the sale-leaseback transaction totaled $150.3 million. These leases contain limited guarantees by us of the residual values of the leased vehicles (residual value guarantees) that are conditioned upon disposal of the leased vehicles prior to the end of their lease term. The amount of future payments for residual value guarantees will depend on the market for used vehicles and the condition of the vehicles at time of disposal. See Note (J), “Guarantees,” in the Notes to Consolidated Condensed Financial Statements for additional information. We did not enter into any sale-leaseback transactions that qualified for off-balance sheet treatment during the first six months of 2006.
Pension Information
     The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. For 2007, we have made $27.4 million in pension contributions and we expect to make additional pension contributions for our plans during the remainder of 2007 of approximately $31 million. Changes in interest rates and the market value of the securities held by the plans during 2007 could materially change, positively or negatively, the underfunded status of the plans and affect the level of pension expense and required contributions in 2008 and beyond. See Note (M), “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.
     On January 5, 2007, our Board of Directors approved an amendment to freeze the U.S. pension plan effective December 31, 2007 for current participants who do not meet certain grandfathering criteria. As a result, these employees will cease accruing further benefits under the pension plan after December 31, 2007 and will begin participating in an enhanced 401(k) plan. Those participants that meet the grandfathering criteria will be given the option to either continue to earn benefits in the U.S. pension plan or transition into the enhanced 401(k) plan. All retirement benefits earned as of December 31, 2007 will be fully preserved and will be paid in accordance with the plan and legal requirements. Employees hired after January 1, 2007 will not be eligible to participate in the pension plan. Due to the fact that our pension plan is being replaced by an enhanced 401(k) plan to which we will be contributing, we do not believe our benefit plan funding requirements will change significantly as a result of the freeze of the U.S. pension plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Share Repurchases and Cash Dividends
     In May 2007, our Board of Directors authorized a $200 million share repurchase program over a period not to exceed two years. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management established a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the May 2007 program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended June 30, 2007, we repurchased and retired approximately 1.6 million shares under the May 2007 program at an aggregate cost of $87.3 million.
     In May 2006, our Board of Directors authorized a two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. Under the May 2006 program, management was authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees upon the exercise of stock options or through the employee stock purchase plan since March 1, 2006. The May 2006 program limited aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases were made periodically in open-market transactions, and are subject to market conditions, legal requirements and other factors. Management established a trading plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the May 2006 program, which allowed for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During the first quarter of 2007, we completed the May 2006 program. In 2007, we repurchased and retired approximately 0.2 million shares under the May 2006 program at an aggregate cost of $9.0 million. Under the May 2006 program, we repurchased and retired a total of 2 million shares at an aggregate cost of $102.2 million.
     In October 2005, our Board of Directors authorized a $175 million share repurchase program over a period not to exceed two years. Share repurchases of common stock were made periodically in open-market transactions and were subject to market conditions, legal requirements and other factors. Management established a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the October 2005 program, which allowed for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During the first quarter of 2006, we completed the October 2005 program. In 2006, we repurchased and retired approximately 1.6 million under the October 2005 program at an aggregate cost of $65.9 million.
     In February and May 2007, our Board of Directors declared a quarterly cash dividend of $0.21 per share of common stock. This dividend reflects a $0.03 increase from the quarterly cash dividend of $0.18 paid in 2006.
RECENT ACCOUNTING PRONOUNCEMENTS
     See Note (O), “Recent Accounting Pronouncements” in Notes to Consolidated Condensed Financial Statements for a discussion of recent accounting pronouncements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
NON-GAAP FINANCIAL MEASURES
     This Quarterly Report on Form 10-Q includes information extracted from consolidated condensed financial information but not required by generally accepted accounting principles (GAAP) to be presented in the financial statements. Certain of this information are considered “non-GAAP financial measures” as defined by SEC rules. Specifically, we refer to operating revenue, salaries and employee-related costs as a percentage of operating revenue, FMS operating revenue, FMS NBT as a % of operating revenue, SCS operating revenue, SCS NBT as a % of operating revenue, DCC operating revenue, DCC NBT as a % of operating revenue, total cash generated, free cash flow, total obligations, total obligations to equity and net earnings and net earnings per diluted common share excluding tax changes. As required by SEC rules, we provide a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure and an explanation why management believes that presentation of the non-GAAP financial measure provides useful information to investors. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP.
     The following table provides a numerical reconciliation of net earnings and net earnings per diluted common share to net earnings and net earnings per diluted common share excluding tax changes, which was not provided within the MD&A discussion:

	Three months	Six months
	ended	ended
	June 30, 2006	June 30, 2006
	(In thousands, except per share amounts)

Net earnings	$70,279	117,861
Tax changes	(6,796)	(6,796)

Net earnings excluding tax changes	$63,483	111,065

Net earnings per diluted common share	$1.13	1.91
Tax changes	(0.11)	(0.11)

Net earnings per diluted common share excluding tax changes	$1.02	1.80

     The following table provides a numerical reconciliation of total revenue to operating revenue which was not provided within the MD&A discussion:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands)

Total revenue	$1,657,969	1,595,726	$3,252,071	3,092,017
Fuel services and subcontracted transportation revenue	(552,085)	(534,599)	(1,073,497)	(1,018,562)
Fuel eliminations	51,183	50,002	97,700	95,148

Operating revenue	$1,157,067	1,111,129	$2,276,274	2,168,603

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
FORWARD-LOOKING STATEMENTS
     Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:
•	the anticipated closure date of the IRS’ audit of our U.S. income tax returns for 2001 through 2003, the status of our unrecognized tax benefits during the remainder of 2007 related to the U.S. federal, state and foreign tax positions and the impact of recent state tax law changes;

•	our expectations as to anticipated revenue and earnings trends and future economic conditions;

•	our ability to successfully achieve the operational goals that are the basis of our business strategies, including offering competitive pricing, diversifying our customer base, optimizing asset utilization, leveraging the expertise of our various business segments, serving our customers’ global needs and expanding our support services;

•	impact of losses from conditional obligations arising from guarantees;

•	number of NLE vehicles in inventory, and the size of our commercial rental fleet, over the near term;

•	estimates of free cash flow and capital expenditures for 2007;

•	the adequacy of our accounting estimates and reserves for pension expense, depreciation and residual value guarantees, self-insurance reserves, goodwill impairment, accounting changes and income taxes and the impact of FIN 48;

•	our ability to fund all of our operations for the foreseeable future through internally generated funds and outside funding sources;

•	the anticipated impact of fuel price fluctuations;

•	our expectations as to future pension expense and contributions, as well as the effect of the freeze of the U.S. pension plan on our benefit funding requirements;

•	the anticipated income tax impact of the like-kind exchange program;

•	the anticipated deferral of tax gains on disposal of eligible revenue earning equipment pursuant to our vehicle like-kind exchange program; and

•	our expectations regarding the effect of the adoption of recent accounting pronouncements.
     These statements, as well as other forward-looking statements contained in this Quarterly Report, are based on our current plans and expectations and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors could cause actual results and events to differ significantly from those expressed in any forward-looking statements. These risk factors include, but are not limited to, the following:
•	Market Conditions:
o	Changes in general economic conditions in the U.S. and worldwide leading to decreased demand for our services, lower profit margins and increased levels of bad debt

o	Changes in our customers’ operations, financial condition or business environment that may limit their need for, or ability to purchase, our services

o	Changes in market conditions affecting the commercial rental market or the sale of used vehicles

o	Less than anticipated growth rates in the markets in which we operate

o	Changes in current financial, tax or regulatory requirements that could negatively impact the leasing market
•	Competition:
o	Competition from other service providers, some of which have greater capital resources or lower capital costs

o	Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources

o	Competition from vehicle manufacturers in our FMS business operations

o	Our inability to maintain current pricing levels due to customer acceptance or competition
•	Profitability:
o	Our inability to obtain adequate profit margins for our services

o	Lower than expected customer volumes or retention levels

o	Loss of key customers in our SCS and DCC business segments

o	Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

o	The inability of our business segments to create operating efficiencies

o	Availability of heavy-duty and medium-duty vehicles

o	Sudden changes in fuel prices and fuel shortages

o	Our inability to successfully implement our asset management initiatives

o	An increase in the cost of, or shortages in the availability of, qualified drivers

o	Labor strikes and work stoppages

o	Our inability to manage our cost structure

o	Our inability to limit our exposure for customer claims
•	Financing Concerns:
o	Higher borrowing costs and possible decreases in available funding sources caused by an adverse change in our debt ratings

o	Unanticipated interest rate and currency exchange rate fluctuations

o	Negative funding status of our pension plans caused by lower than expected returns on invested assets and unanticipated changes in interest rates
•	Accounting Matters:
o	Impact of unusual items resulting from on-going evaluations of business strategies, asset valuations, acquisitions, divestitures and our organizational structure

o	Reductions in residual values or useful lives of revenue earning equipment

o	Increases in compensation levels, retirement rate and mortality resulting in higher pension expense; regulatory changes affecting pension estimates, accruals and expenses

o	Increases in healthcare costs resulting in higher insurance costs

o	Changes in accounting rules, assumptions and accruals
•	Other risks detailed from time to time in our SEC filings
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes to Ryder’s exposures to market risks since December 31, 2006. Please refer to the 2006 Annual Report on Form 10-K for a complete discussion of Ryder’s exposures to market risks.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the second quarter of 2007, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the second quarter of 2007, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.
Changes in Internal Controls over Financial Reporting
     During the three months ended June 30, 2007, there were no changes in Ryder’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect such internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information with respect to purchases we made of our common stock during the three months ended June 30, 2007 and total repurchases:

			Total Number of
			Shares
			Purchased as	Approximate Dollar
	Total Number		Part of Publicly	Value That May Yet
	of Shares	Average Price	Announced	Be Purchased Under
	Purchased(1),(2)	Paid per Share	Program (1),(2)	the Program (1)
April 1 through April 30, 2007	—	$—	—	$ NA
May 1 through May 31, 2007	601,464	53.49	600,000	167,908,165
June 1 through June 30, 2007	1,040,250	53.05	1,040,000	112,733,991

Total	1,641,714	$53.21	1,640,000

(1)	In May 2007, our Board of Directors authorized a $200 million share repurchase program over a period not to exceed two years. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management established a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the May 2007 program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan.
(2)	During the three months ended June 30, 2007, we purchased an aggregate of 1,640,000 shares of our common stock as part of our share repurchase program and an aggregate of 1,714 shares of our common stock in employee-related transactions outside of the share repurchase program. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plan relating to investments by employees in our common stock, one of the investment options available under the plan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	Our 2007 annual meeting of shareholders was held on May 4, 2007.

(b)	At the annual meeting, all director nominees named in (c) below were elected. The following directors continued in office after the meeting: John M. Berra, L. Patrick Hassey, Lynn M. Martin, E. Follin Smith, Gregory T. Swienton and Hansel E. Tookes, II.

(c)	The matters voted upon at the meeting and the votes cast with respect to each matter were as follows:
ELECTION OF DIRECTORS

	Votes
Director	For	Withheld
David I. Fuente	53,618,608	674,281
Luis P. Nieto, Jr.	53,654,585	638,304
Eugene A. Renna	53,634,309	658,580
Abbie J. Smith	53,653,468	639,421
Christine A. Varney	53,614,350	678,539
MANAGEMENT PROPOSALS

	Votes Cast
	For	Against	Abstain
Ratification of PricewaterhouseCoopers LLP as independent auditor	53,854,153	109,912	328,824

ITEM 6. EXHIBITS

31.1	Certification of Gregory T. Swienton pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Mark T. Jamieson pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32	Certification of Gregory T. Swienton and Mark T. Jamieson pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC. (Registrant)
Date: July 25, 2007	By:	/s/ Mark T. Jamieson
Mark T. Jamieson
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: July 25, 2007	By:	/s/ Art A. Garcia
Art A. Garcia
Senior Vice President and Controller (Principal Accounting Officer)