Form 10-Q
period 2007-09-30
RYDER SYSTEM INC
filed 2007-10-24
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐           NO ☑
The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at September 30, 2007 was 58,027,630.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)

Revenue	$1,647,724	1,620,549	$4,899,795	4,712,566

Operating expense (exclusive of items shown separately)	691,299	700,129	2,052,840	2,064,143
Salaries and employee-related costs	348,405	354,221	1,047,271	1,035,712
Subcontracted transportation	233,638	220,367	737,853	637,856
Depreciation expense	207,814	187,992	606,268	549,622
Gains on vehicle sales, net	(8,111)	(11,045)	(36,677)	(38,834)
Equipment rental	28,491	25,399	78,350	76,327
Interest expense	40,199	36,395	120,410	102,853
Miscellaneous income, net	(10,407)	(408)	(13,781)	(6,211)
Restructuring and other charges (recoveries), net	11,903	86	13,594	(73)

	1,543,231	1,513,136	4,606,128	4,421,395

Earnings before income taxes	104,493	107,413	293,667	291,171
Provision for income taxes	38,960	42,136	111,752	108,033

Net earnings	$65,533	65,277	$181,915	183,138

Earnings per common share:
Basic	$1.12	1.07	$3.04	3.00

Diluted	$1.11	1.06	$3.01	2.97

Cash dividends per common share	$0.21	0.18	$0.63	0.54

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	(unaudited)
	September 30,	December 31,
	2007	2006
	(Dollars in thousands, except per
	share amount)
Assets:
Current assets:
Cash and cash equivalents	$106,231	128,639
Receivables, net	905,651	883,478
Inventories	58,077	59,318
Prepaid expenses and other current assets	202,066	190,381

Total current assets	1,272,025	1,261,816

Revenue earning equipment, net of accumulated depreciation of $2,710,568 and $2,825,876, respectively	4,537,190	4,509,332
Operating property and equipment, net of accumulated depreciation of $803,945 and $778,550, respectively	511,221	498,968
Goodwill	160,568	159,244
Intangible assets	13,789	14,387
Direct financing leases and other assets	390,834	385,176

Total assets	$6,885,627	6,828,923

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$385,889	332,745
Accounts payable	438,483	515,121
Accrued expenses and other current liabilities	473,752	419,756

Total current liabilities	1,298,124	1,267,622

Long-term debt	2,430,206	2,484,198
Other non-current liabilities	402,253	449,158
Deferred income taxes	968,779	907,166

Total liabilities	5,099,362	5,108,144

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, September 30, 2007 or December 31, 2006	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, September 30, 2007 — 58,027,630; December 31, 2006 — 60,721,528	28,854	30,220
Additional paid-in capital	724,508	713,264
Retained earnings	1,100,371	1,123,789
Accumulated other comprehensive loss	(67,468)	(146,494)

Total shareholders’ equity	1,786,265	1,720,779

Total liabilities and shareholders’ equity	$6,885,627	6,828,923

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net earnings	$181,915	183,138
Depreciation expense	606,268	549,622
Gains on vehicle sales, net	(36,677)	(38,834)
Share-based compensation expense	13,419	10,096
Amortization expense and other non-cash (credits) charges, net	(4,157)	11,778
Deferred income tax expense	53,554	69,141
Tax benefits from share-based compensation	1,450	4,643
Changes in operating assets and liabilities:
Receivables	(2,788)	(95,301)
Inventories	1,824	(2,187)
Prepaid expenses and other assets	6,202	(48,334)
Accounts payable	24,958	79,603
Accrued expenses and other non-current liabilities	(8,642)	(111,761)

Net cash provided by operating activities	837,326	611,604

Cash flows from financing activities:
Net change in commercial paper borrowings	(313,833)	265,164
Debt proceeds	697,234	338,307
Debt repaid, including capital lease obligations	(429,728)	(168,524)
Dividends on common stock	(37,967)	(33,080)
Common stock issued	40,798	53,977
Common stock repurchased	(209,018)	(141,531)
Excess tax benefits from share-based compensation	3,290	7,798

Net cash (used in) provided by financing activities	(249,224)	322,111

Cash flows from investing activities:
Purchases of property and revenue earning equipment	(1,093,545)	(1,171,561)
Sales of revenue earning equipment	280,671	253,482
Sales of operating property and equipment	15,898	3,387
Sale and leaseback of revenue earning equipment	150,348	—
Acquisitions	—	(4,113)
Collections on direct finance leases	46,992	51,287
Changes in restricted cash	(17,767)	(71,789)
Other, net	1,040	2,164

Net cash used in investing activities	(616,363)	(937,143)

Effect of exchange rate changes on cash	5,853	2,792

Decrease in cash and cash equivalents	(22,408)	(636)
Cash and cash equivalents at January 1	128,639	128,727

Cash and cash equivalents at September 30	$106,231	128,091

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$94,559	74,527
Income taxes, net of refunds	46,731	126,744

Non-cash investing activities:
Changes in accounts payable related to purchases of revenue earning equipment	(111,465)	91,558
Revenue earning equipment acquired under capital leases	11,340	91
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

						Accumulated
	Preferred			Additional		Other
	Stock	Common Stock		Paid-In	Retained	Comprehensive
	Amount	Shares	Par	Capital	Earnings	Loss	Total
	(Dollars in thousands, except per share amount)
Balance at December 31, 2006	$—	60,721,528	$30,220	713,264	1,123,789	(146,494)	1,720,779

Components of comprehensive income:
Net earnings	—	—	—	—	181,915	—	181,915
Foreign currency translation adjustments	—	—	—	—	—	60,186	60,186
Unrealized loss related to derivative instruments	—	—	—	—	—	(37)	(37)
Amortization of transition obligation (1)	—	—	—	—	—	(17)	(17)
Amortization of net actuarial loss (1)	—	—	—	—	—	9,844	9,844
Amortization of prior service credit (1)	—	—	—	—	—	(1,460)	(1,460)
Pension curtailment (2)	—	—	—	—	—	10,510	10,510

Total comprehensive income							260,941
Common stock dividends declared – $0.63 per share	—	—	—	—	(37,967)	—	(37,967)
Common stock issued under employee stock option and stock purchase plans (3)	—	1,187,756	575	40,158	—	—	40,733
Benefit plan stock sales (4)	—	844	—	65	—	—	65
Common stock repurchases	—	(3,882,498)	(1,941)	(47,138)	(159,939)	—	(209,018)
Share-based compensation	—	—	—	13,419	—	—	13,419
Tax benefits from share-based compensation	—	—	—	4,740	—	—	4,740
Adoption of FIN 48 (5)	—	—	—	—	(7,427)	—	(7,427)

Balance at September 30, 2007	$—	58,027,630	$28,854	724,508	1,100,371	(67,468)	1,786,265

(1)	Amounts pertain to our pension and postretirement benefit plans and are presented net of tax.
(2)	See Note (M), “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information related to the U.S. pension benefit plan curtailment.
(3)	Net of common shares delivered as payment for the exercise price or to satisfy the option holders’ withholding tax liability upon exercise of options.
(4)	Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plans.
(5)	See Note (B), “Accounting Change,” in the Notes to Consolidated Condensed Financial Statements for additional information related to the adoption of FIN 48, “Accounting for Uncertainty in Income Taxes.”
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
     Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements. For all other tax positions, we do not recognize any portion of the benefit in our consolidated financial statements. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.
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
     We grant restricted stock units (RSUs) to non-management members of the Board of Directors. Once granted, RSUs are eligible for dividends but have no voting rights. The fair value of the awards is determined and fixed on the grant date based on Ryder’s stock price on the date of grant. The board member receives the RSUs upon their departure from the Board. The initial grant of RSUs will not vest unless the director has served a minimum of one year. When the board member receives the RSUs, they are redeemed for an equivalent number of shares of Ryder’s common stock. Compensation expense for RSUs was historically based on assumed years of service to retirement at age 72, as discussed in our 2007 Proxy Statement. However, because the RSUs do not contain an explicit service vesting period, except for the initial grant, compensation expense should have been recognized in the year

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
the RSUs were granted rather than over the assumed years of service. The one-time impact of accelerating the recognition of compensation expense on previously issued RSUs was a pre-tax charge of $1.8 million recognized during the second quarter of 2007.
     The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(In thousands)
Stock option and stock purchase plans	$2,515	2,784	$7,490	7,776
Nonvested stock	1,393	924	5,929	2,320

Share-based compensation expense	3,908	3,708	13,419	10,096
Income tax benefit	(1,313)	(1,142)	(4,468)	(2,973)

Share-based compensation expense, net of tax (1)	$2,595	2,566	$8,951	7,123

(1)	In addition to the share-based compensation expense above, we recognized compensation expense of $0.2 million and $0.5 million during the three and nine months ended September 30, 2006, respectively, related to future cash awards issued in tandem with market-based restricted stock rights. Compensation expense for the cash awards was not significant in 2007.
     Total unrecognized compensation expense related to share-based compensation arrangements at September 30, 2007 was $22.7 million and is expected to be recognized over a weighted-average period of approximately 1.9 years.
     During the nine months ended September 30, 2007 and 2006, 0.9 million and 1.1 million stock options, respectively, were granted under the Plans. These awards, which vest one-third each year, are fully vested three years from the grant date and have a contractual term of seven years. The fair value of each option award was estimated using a Black-Scholes-Merton option-pricing valuation model. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2007 and 2006 was $12.82 and $10.76, respectively.
     During each of the nine months ended September 30, 2007 and 2006, 0.1 million awards of restricted stock rights and RSUs were granted under the Plans. The time-vested restricted stock rights entitle the holder to shares of common stock as the awards vest over a three-year period. The majority of the restricted stock rights granted during the period included a market-based vesting provision. Under such provision, the employees only receive the grant of stock if Ryder’s total shareholder return (TSR) as a percentage of the S&P 500 comparable period TSR is 100% or greater over a three-year period. The fair value of the market-based restricted stock rights was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. The weighted-average grant-date fair value of restricted stock rights and RSUs granted during the nine months ended September 30, 2007 and 2006 was $33.44 and $31.04, respectively.
(D) EARNINGS PER SHARE
     Basic earnings per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding. Nonvested stock granted to employees and directors are not included in the computation of basic earnings per common share until the shares vest. Diluted earnings per common share reflect the dilutive effect of potential common shares from securities such as stock options, time-vested restricted stock rights and RSUs. Diluted earnings per common share also reflect the dilutive effect of market-based restricted stock rights (contingently issuable shares) if the vesting conditions have been met as of the balance sheet date assuming the balance sheet date is the end of the contingency period. The dilutive effect of stock options and nonvested stock is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and vesting of nonvested stock would be used to purchase common shares at the average market price for the period. The assumed proceeds include the purchase price the grantee pays, the windfall tax benefit that we receive upon assumed exercise and the unrecognized compensation expense at the end of each period. We calculate the assumed proceeds from excess tax benefits based on the deferred tax assets actually recorded without consideration of “as if” deferred tax assets calculated under the provision of SFAS No. 123R, “Share-Based Payment.”

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     A reconciliation of the number of shares used in computing basic and diluted earnings per common share follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(In thousands)
Weighted-average shares outstanding — Basic	58,487	61,051	59,856	61,005
Effect of dilutive options and nonvested stock	539	644	571	712

Weighted-average shares outstanding — Diluted	59,026	61,695	60,427	61,717

Anti-dilutive options not included above	971	1,039	835	1,247

(E) RESTRUCTURING AND OTHER CHARGES (RECOVERIES)
     The components of restructuring and other charges (recoveries), net were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(In thousands)
Restructuring charges (recoveries), net:
Severance and employee-related charges (recoveries)	$10,993	(32)	$11,040	(174)
Facility and related costs	910	118	968	101

	11,903	86	12,008	(73)

Other charges, net:
Early retirement of debt	—	—	1,280	—
Contract termination and transition costs	—	—	306	—

Total	$11,903	86	$13,594	(73)

     As noted in Note (O), “Segment Reporting,” our primary measure of segment financial performance excludes, among other items, restructuring and other charges (recoveries), net; however, the applicable portion of the restructuring and other charges (recoveries), net that related to each segment was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(In thousands)

Fleet Management Solutions	$4,238	94	$5,784	(1)
Supply Chain Solutions	5,607	(7)	5,756	(65)
Dedicated Contract Carriage	1,142	(1)	1,139	(5)
Central Support Services	916	—	915	(2)

Total	$11,903	86	$13,594	(73)

     During the third quarter of 2007, we approved a plan to eliminate approximately 300 positions as a result of cost management and process improvement actions throughout our domestic and international business segments and Central Support Services (CSS). The charge related to these actions was recognized in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” and included severance and employee-related costs totaling $11.0 million. We expect these actions to be substantially completed by December 31, 2007. During the third quarter of 2007, we also recorded a charge of $0.9 million related to costs that will continue to be incurred on a lease facility in our international operations which we will no longer operate.
     Other charges, net in the nine months ended September 30, 2007 included a $1.3 million charge incurred to extinguish debentures that were originally set to mature in 2017. The charge of $1.3 million related to the premium paid on the early extinguishment of debt and the write-off of related debt discount and issuance costs. See Note (I), “Debt,” for further discussion on the early extinguishment of debt. Restructuring charges (recoveries), net in the three and nine months ended September 30, 2006 related primarily to employee severance charges recorded in prior restructurings that were reversed due to subsequent refinements in estimates and changes in sublease income estimates associated with prior facility charges.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     Activity related to restructuring reserves was as follows:

			Deductions
	December 31, 2006			Non-Cash	September 30, 2007
	Balance	Additions	Cash Payments	Reductions(1)	Balance
	(In thousands)

Employee severance and benefits	$1,449	11,327	2,054	287	10,435
Facilities and related costs	538	1,015	445	47	1,061

Total	$1,987	12,342	2,499	334	11,496

(1)	Non-cash reductions represent adjustments to the restructuring reserves as actual costs were less than originally estimated.
     At September 30, 2007, outstanding restructuring obligations are generally required to be paid over the next fifteen months.
(F) REVENUE EARNING EQUIPMENT

	September 30, 2007			December 31, 2006
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value (1)	Cost	Depreciation	Value (1)
	(In thousands)

Full service lease	$5,675,195	(2,024,009)	3,651,186	5,755,848	(2,076,328)	3,679,520
Commercial rental	1,572,563	(686,559)	886,004	1,579,360	(749,548)	829,812

Total	$7,247,758	(2,710,568)	4,537,190	7,335,208	(2,825,876)	4,509,332

(1)	Revenue earning equipment, net includes vehicles acquired under capital leases of $20.4 million, less accumulated amortization of $5.8 million, at September 30, 2007, and $14.6 million, less accumulated amortization of $8.6 million, at December 31, 2006. Amortization expense attributed to vehicles acquired under capital leases is combined with depreciation expense.
     At September 30, 2007 and December 31, 2006, the net carrying value of revenue earning equipment held for sale was $134.8 million and $100.7 million, respectively. Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. During the three and nine months ended September 30, 2007, we reduced the carrying value of vehicles held for sale by $12.2 million and $30.4 million, respectively. During the three and nine months ended September 30, 2006, we reduced the carrying value of vehicles held for sale by $5.8 million and $15.6 million, respectively. Reductions in the carrying values of vehicles held for sale are recorded within “Depreciation expense” in the Consolidated Condensed Statements of Earnings.
     At the end of 2006, we completed our annual depreciation review of the residual values and useful lives of our revenue earning equipment. Our annual review is established with a long-term view considering historical market price changes, current and expected future market price trends, expected life of vehicles and extent of alternative uses. Based on the results of our analysis, we adjusted the residual values of certain classes of our revenue earning equipment effective January 1, 2007. This change in estimated residual values increased pre-tax earnings for the three and nine months ended September 30, 2007 by approximately $2.8 million or $0.03 per diluted common share, and $8.4 million or $0.09 per diluted common share, respectively, compared to the same periods in 2006.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(G) ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30, 2007			December 31, 2006
	Accrued	Non-Current		Accrued	Non-Current
	Expenses	Liabilities	Total	Expenses	Liabilities	Total
	(In thousands)

Salaries and wages	$64,812	—	64,812	86,454	—	86,454
Deferred compensation	3,499	22,826	26,325	3,206	21,866	25,072
Pension benefits	2,055	51,896	53,951	2,032	112,239	114,271
Other postretirement benefits	3,568	42,101	45,669	3,595	41,265	44,860
Employee benefits	229	—	229	3,127	—	3,127
Insurance obligations (1)	121,816	182,718	304,534	117,311	191,098	308,409
Residual value guarantees	998	1,528	2,526	887	1,340	2,227
Vehicle rent	21,158	5,326	26,484	998	1,905	2,903
Deferred vehicle gains	877	6,085	6,962	912	1,813	2,725
Environmental liabilities	3,879	11,368	15,247	4,029	12,150	16,179
Asset retirement obligations	4,331	10,640	14,971	3,514	10,186	13,700
Operating taxes	79,218	—	79,218	78,233	—	78,233
Income taxes	13,743	50,782	64,525	4,831	36,800	41,631
Restructuring	11,006	490	11,496	1,806	181	1,987
Interest	43,239	—	43,239	19,497	—	19,497
Customer deposits	31,416	—	31,416	23,474	—	23,474
Derivatives	25,205	—	25,205	20,101	—	20,101
Other	42,703	16,493	59,196	45,749	18,315	64,064

Total	$473,752	402,253	876,005	419,756	449,158	868,914

(1)	Insurance obligations are primarily comprised of self-insurance accruals.
     Ryder retains a portion of the accident risk under vehicle liability and worker’s compensation insurance programs. Self-insurance accruals are based primarily on actuarially estimated, undiscounted cost of claims, which includes claims incurred but not reported. Such liabilities are based on estimates. Historical loss development factors are utilized to project the future development of incurred losses, and these amounts are adjusted based upon actual claim experience and settlements. While we believe the amounts are adequate, there can be no assurance that changes to our estimates may not occur due to limitations inherent in the estimation process. In the past few years, our development has been favorable compared to historical selected loss development factors because of improved safety performance and favorable payment and settlement patterns. During the three months ended September 30, 2007 and 2006, we recorded a benefit of $6.5 million and $5.7 million, respectively, from favorable development in estimated prior years self-insured loss reserves for the reasons noted above. During the nine months ended September 30, 2007 and 2006, we recorded a benefit of $16.2 million and $6.8 million, respectively, from favorable development in estimated prior years self-insured loss reserves for the reasons noted above.
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
     Federal — we are no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2001. In 2005, the IRS commenced an examination of our U.S. income tax returns for 2001 through 2003. Fieldwork and administrative review was completed during the third quarter of 2007 and there were no significant matters raised. The statute of limitations for the 2001 through 2003 tax returns expires in the fourth quarter of 2008. In 2007, the IRS commenced an examination of our U.S. income tax returns for 2004 through 2006.
     State — for the majority of states, we are no longer subject to tax examinations by tax authorities for tax years before 2001.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     Foreign — we are no longer subject to foreign tax examinations by tax authorities for tax years before 2000, 2001, and 2004 in Canada, Mexico and the U.K., respectively, which are our major foreign tax jurisdictions.
     As of January 1, 2007, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $74.6 million. Of this total, $43.1 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $7.5 million and $8.7 million as of January 1, 2007 and September 30, 2007, respectively.
     We do not currently anticipate recording any significant increase or decrease to unrecognized tax benefits during 2007 related to U.S. federal tax positions. As of September 30, 2007, we have recognized $2.4 million of previously unrecognized tax benefits as a result of the expiration of statutes of limitation within our state and foreign jurisdictions. Unrecognized tax benefits related to state and foreign tax positions may decrease by an additional $1.0 million by December 31, 2007, if audits are completed or tax years close during 2007.
     Tax Law Changes
     On July 19, 2007, the U.K. enacted a new tax law which reduces the overall corporate tax rate starting April 1, 2008 from 30% to 28%. The impact of this change resulted in a favorable non-cash adjustment to deferred income taxes and increased net earnings in the three and nine months ended September 30, 2007 by $0.8 million, or $0.01 per diluted common share.
     On July 12, 2007, the State of Michigan enacted substantial changes to its tax system, which included replacing the current Single Business Tax with a modified gross receipt tax and an income tax computed on a unitary combined reporting system, and the use of a single sales factor in apportioning its income. On September 30, 2007, the State of Michigan enacted legislation allowing taxpayers a deduction to offset the net deferred tax liability from the aforementioned change to the tax system. The enacted tax law changes had no impact to net earnings for the three and nine months ended September 30, 2007.
     On April 1, 2007, the State of New York enacted changes to its tax system, which included the forced combination of related entities with substantial intercompany transactions, the use of a single sales factor in apportioning its income, and reduction of the corporate tax rate from 7.5% to 7.1%. The impact of this change resulted in a favorable non-cash adjustment to deferred income taxes and increased net earnings in the nine months ended September 30, 2007 by $1.3 million, or $0.02 per diluted common share.
     On June 22, 2006, Canada enacted various tax measures in connection with the 2006 federal budget process. These measures contained various corporate tax changes, including the gradual reduction of the general corporate tax rate beginning in 2008, the elimination of the 4% surtax as of January 1, 2008, and the elimination of the Large Corporations Tax as of January 1, 2006. The impact of the above mentioned measures resulted in a favorable non-cash adjustment to deferred income taxes and increased net earnings in the nine months ended September 30, 2006 by $3.9 million, or $0.06 per diluted common share.
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
     Like-Kind Exchange Program
     We have a like-kind exchange program for certain of our revenue earning equipment operating in the U.S. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form whereby tax gains on the disposal of eligible vehicles are deferred. To qualify for like-kind exchange treatment we exchange, through a qualified intermediary, eligible vehicles being disposed of with vehicles being acquired allowing us to generally carryover the tax basis of the vehicles sold (“like-kind exchanges”). The program results in a material deferral of federal and state income taxes. As part of the program, the proceeds from the sale of eligible vehicles are restricted for the acquisition of replacement vehicles and other specified applications. Due to the structure utilized to facilitate the like-kind exchanges, the qualified intermediary that holds the proceeds from the sales of eligible vehicles and the entity that holds the vehicles to be acquired under the program are required to be consolidated in the accompanying Consolidated

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Condensed Financial Statements in accordance with U.S. GAAP. At September 30, 2007, these consolidated entities had $58.3 million of cash proceeds from the sale of eligible vehicles and $57.6 million of vehicles to be acquired under the like-kind exchange program.
     At September 30, 2007 and December 31, 2006, we had $81.6 million and $63.8 million, respectively, of restricted cash for all like-kind exchange programs included within “Prepaid expenses and other current assets” on the Consolidated Condensed Balance Sheets.
(I) DEBT

	September 30,	December 31,
	2007	2006
	(In thousands)
Short-term debt and current portion of long-term debt:
Unsecured foreign obligations	$17,633	21,597
Current portion of long-term debt, including capital leases	168,256	311,148
Trade receivables program	200,000	—

Total short-term debt and current portion of long-term debt	385,889	332,745

Long-term debt:
U.S. commercial paper (1)	361,283	639,262
Canadian commercial paper (1)	53,202	78,871
Unsecured U.S. notes: (1)
Debentures	—	62,913
Medium-term notes	1,931,197	1,795,363
Unsecured U.S. obligations, principally bank term loans	59,650	58,050
Unsecured foreign obligations	179,748	157,282
Capital lease obligations	13,344	3,509

Total before fair market value adjustment	2,598,424	2,795,250
Fair market value adjustment on notes subject to hedging (2)	38	96

	2,598,462	2,795,346

Current portion of long-term debt, including capital leases	(168,256)	(311,148)

Long-term debt	2,430,206	2,484,198

Total debt	$2,816,095	2,816,943

(1)	Ryder had unamortized original issue discounts of $14.6 million and $15.5 million at September 30, 2007 and December 31, 2006, respectively.
(2)	The notional amount of executed interest rate swaps designated as fair value hedges was $20.0 million and $35.0 million at September 30, 2007 and December 31, 2006, respectively.
     Ryder can borrow up to $870 million through a global revolving credit facility with a syndicate of twelve lenders. The credit facility matures in May 2010 and is used primarily to finance working capital and provide support for the issuance of commercial paper. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at September 30, 2007). At Ryder’s option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 11.0 basis points, which applies to the total facility of $870 million, and is based on Ryder’s current credit ratings. The credit facility contains no provisions restricting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, Ryder must maintain a ratio of debt to consolidated tangible net worth, as defined in the agreement, of less than or equal to 300%. The ratio at September 30, 2007 was 130%. At September 30, 2007, $429.6 million was available under the credit facility. Foreign borrowings of $73.8 million were outstanding under the facility at September 30, 2007.
     During 1987, we issued at a discount $100 million principal amount of unsecured debentures due May 2017 at a stated interest rate of 9 7/8%, payable semi-annually. During the second quarter of 2007, we retired the remaining $53 million principal amount of these debentures at a premium. During the second quarter of 2007, we also made a sinking fund payment to retire the remaining $10 million principal amount of 9% unsecured debentures due in May 2016. In connection with these retirements, we incurred a pre-tax

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
charge of $1.3 million related to the premium paid on the early extinguishment and the write-off of related debt discount and issuance costs, and this charge has been included within “Restructuring and other charges (recoveries), net.”
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
     Ryder Receivable Funding II, L.L.C. (RRF LLC), a bankruptcy remote, consolidated subsidiary of Ryder has a Trade Receivables Purchase and Sale Agreement with various financial institutions. Under this program, Ryder sells certain of its domestic trade accounts receivable to RRF LLC who in turn may sell, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit and (or) committed purchasers. Under the terms of the program, RRF LLC and Ryder have provided representations, warranties, covenants and indemnities that are customary for accounts receivable facilities of this type. Ryder entered into this program to provide additional liquidity to fund its operations, particularly when the cost of such sales is cost effective compared with other funding programs, notably the issuance of unsecured commercial paper. This program is accounted for as a collateralized financing arrangement. The available proceeds that may be received by RRF LLC under the program are limited to $200 million. RRF LLC’s costs under this program may vary based on changes in Ryder’s unsecured debt ratings and changes in interest rates. If no event occurs that would cause early termination, the 364-day program will expire on September 9, 2008. At September 30, 2007, there was $200.0 million outstanding under the agreement. There were no amounts outstanding under the agreement at December 31, 2006.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     At September 30, 2007 and December 31, 2006, the maximum determinable exposure of each type of guarantee and the corresponding liability, if any, recorded on the Consolidated Condensed Balance Sheets were as follows:

	September 30, 2007		December 31, 2006
	Maximum	Carrying	Maximum	Carrying
	Exposure of	Amount of	Exposure of	Amount of
Guarantee	Guarantee	Liability	Guarantee	Liability
	(In thousands)

Vehicle residual value guarantees—finance lease programs (1)	$3,606	1,015	3,541	946
Used vehicle financing	6,069	1,086	6,046	811
Standby letters of credit	7,514	—	6,937	—

Total	$17,189	2,101	16,524	1,757

(1)	Amounts exclude contingent rentals associated with residual value guarantees on certain vehicles held under operating leases for which the guarantees are conditioned upon disposal of the leased vehicles prior to the end of their lease term. At September 30, 2007 and December 31, 2006, Ryder’s maximum exposure for such guarantees was approximately $240.6 million and $112.7 million, respectively, with $2.5 million and $2.2 million recorded as a liability at September 30, 2007 and December 31, 2006, respectively.
     At September 30, 2007, Ryder had letters of credit and surety bonds outstanding totaling $210.6 million and $51.2 million, respectively, which primarily guarantee the payment of insurance claims. Certain of these letters of credit and surety bonds guarantee insurance activities associated with insurance claim liabilities transferred in conjunction with the sale of our automotive transport business, which were reported as discontinued operations in previous years. To date, the insurance claims, representing per-claim deductibles payable under third-party insurance policies, have been paid and continue to be paid by the company that assumed such liabilities. However, if all or a portion of the estimated outstanding assumed claims of approximately $7.5 million at September 30, 2007 are unable to be paid, the third-party insurers may have recourse against certain of the outstanding letters of credit provided by Ryder in order to satisfy the unpaid claim deductibles. In order to reduce our potential exposure to these claims, we have received an irrevocable letter of credit from the purchaser of the business referred to above totaling $7.5 million at September 30, 2007. Periodically, an independent actuarial valuation will be made in order to estimate the current amount of outstanding insurance claim liabilities.
(K) SHARE REPURCHASE PROGRAM
     In May 2007, our Board of Directors authorized a $200 million share repurchase program over a period not to exceed two years. Share repurchases of common stock were made periodically in open-market transactions and were subject to market conditions, legal requirements and other factors. Management established a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the May 2007 program, which allowed for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During the third quarter of 2007, we completed the May 2007 program. For the three months ended September 30, 2007, we repurchased and retired approximately 2.1 million shares under the May 2007 program for an aggregate cost of $112.7 million. Under the May 2007 program, we repurchased and retired approximately 3.7 million shares at an aggregate cost of $200.0 million.
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
     In October 2005, our Board of Directors authorized a $175 million share repurchase program over a period not to exceed two years. Share repurchases of common stock were made periodically in open-market transactions and were subject to market conditions, legal requirements and other factors. Management established a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the October 2005 program, which allowed for share repurchases during Ryder’s quarterly

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
blackout periods as set forth in the trading plan. During the first quarter of 2006, we completed the October 2005 program. In 2006, we repurchased and retired 1.6 million shares under the October 2005 program at an aggregate cost of $65.9 million.
(L) COMPREHENSIVE INCOME
     Comprehensive income presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The following table provides a reconciliation of net earnings as reported in the Consolidated Condensed Statements of Earnings to comprehensive income.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(In thousands)
Net earnings	$65,533	65,277	$181,915	183,138
Other comprehensive income:
Foreign currency translation adjustments	28,685	6,532	60,186	31,360
Unrealized gain (loss) on derivative instruments	20	30	(37)	150
Amortization of transition obligation (1)	(6)	—	(17)	—
Amortization of net actuarial loss (1)	3,248	—	9,844	—
Amortization of prior service credit (1)	(481)	—	(1,460)	—
Pension curtailment (2)	—	—	10,510	—

Total comprehensive income	$96,999	71,839	$260,941	214,648

(1)	Amounts pertain to our pension and/or postretirement benefit plans and are presented net of tax.

(2)	See Note (M), “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information related to the U.S. pension benefit plan curtailment.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(M) EMPLOYEE BENEFIT PLANS
     Components of net periodic benefit cost were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(In thousands)
Pension Benefits
Company-administered plans:
Service cost	$9,998	10,886	$29,943	32,128
Interest cost	21,700	20,546	64,843	61,183
Expected return on plan assets	(29,843)	(24,861)	(88,558)	(73,189)
Amortization of transition obligation	(9)	(8)	(24)	(22)
Amortization of net actuarial loss	4,769	9,106	14,493	26,819
Amortization of prior service (credit) cost	(730)	6,226	(2,148)	6,932

	5,885	21,895	18,549	53,851
Union-administered plans	1,209	1,212	3,650	3,610

Net periodic benefit cost	$7,094	23,107	$22,199	57,461

Company-administered plans:
U.S.	$2,688	16,792	$8,567	39,487
Non-U.S.	3,197	5,103	9,982	14,364

	5,885	21,895	18,549	53,851
Union-administered plans	1,209	1,212	3,650	3,610

	$7,094	23,107	$22,199	57,461

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(In thousands)
Postretirement Benefits
Company-administered plans:
Service cost	$450	320	$1,097	958
Interest cost	690	559	1,926	1,675
Amortization of net actuarial loss	298	179	624	538
Amortization of prior service credit	(58)	(58)	(173)	(173)

Net periodic benefit cost	$1,380	1,000	$3,474	2,998

Company-administered plans:
U.S.	$977	868	$2,798	2,604
Non-U.S.	403	132	676	394

	$1,380	1,000	$3,474	2,998

     Pension Contributions
     During the nine months ended September 30, 2007, global contributions of $55.0 million had been made to our pension plans. We expect to make additional pension contributions for our plans during the remainder of the year of approximately $6 million. Our aggregate expected contribution of $61 million exceeds the amount previously disclosed in our 2006 Annual Report by $3 million.
     Pension Curtailment
     On January 5, 2007, our Board of Directors approved an amendment to freeze the U.S. pension plan effective December 31, 2007 for current participants who do not meet certain grandfathering criteria. As a result, these employees will cease accruing further benefits under the pension plan after December 31, 2007 and will begin participating in an enhanced 401(k) plan. Those participants that meet the grandfathering criteria will be given the option to either continue to earn benefits in the U.S. pension plan or transition into the enhanced 401(k) plan. All retirement benefits earned as of December 31, 2007 will be fully preserved and will be paid in accordance with the plan and legal requirements. Employees hired after January 1, 2007 will not be eligible to participate in the pension plan. The freeze of the U.S. pension plan did not create a curtailment gain or loss; however, in conjunction with the

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
finalization of our pension actuarial valuation, we recognized a reduction in the pension benefit obligation of $16.5 million and a reduction in the net actuarial loss recognized within accumulated other comprehensive loss of approximately $10.5 million, net of tax, during the nine months ended September 30, 2007.
     Pension Accounting Charge
     In the third quarter of 2006, we recorded a pension accounting charge of $5.9 million ($3.5 million after-tax) which represented a one-time, non-cash charge to properly account for prior service costs related to retiree pension benefit improvements made in 1995 and 2000. We previously amortized these prior service costs over the remaining life expectancy of retired participants (approximately 15 years). The applicable accounting literature requires that prior service costs be amortized over the future service period of active employees at the date of the amendment who are expected to receive benefits under the plan (approximately 6-8 years for Ryder). The literature does provide an exception in which prior service costs can be amortized over the remaining life expectancy of retired participants if all or almost all of the plan participants are inactive. In the third quarter of 2006, we determined that we had not met the exception criteria, which allows for the use of the remaining life expectancy of retired participants as the amortization period. Because the amounts involved were not material to our consolidated condensed financial statements in any individual prior period, and the cumulative amount was not material to 2006 results, we recorded the cumulative adjustment, which increased “Salaries and employee-related costs” in the Consolidated Condensed Statements of Earnings and reduced “Intangible assets” in the Consolidated Condensed Balance Sheets by $5.9 million, in the third quarter of 2006.
(N) GAIN ON SALE OF PROPERTY
     In September 2007, we completed the sale of a FMS property located in Las Vegas, Nevada for $11.5 million in cash. In conjunction with this sale, we entered into a lease agreement with the purchaser to lease the property back until we relocate to another property. The terms of the leaseback met the criteria for a “normal leaseback” and full gain recognition. For the three months ended September 30, 2007, the gain on the sale of the property of $10.0 million has been included in “Miscellaneous income, net” in the Consolidated Condensed Statements of Earnings. Our primary measure of segment financial performance excludes, among other items, this gain on sale of property.
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
     Ryder’s primary measurement of segment financial performance, defined as “Net Before Taxes” (NBT), includes an allocation of Central Support Services (CSS) and excludes restructuring and other (charges) recoveries, net, the 2007 gain on sale of property described in Note (N), “Gain on Sale of Property” and the 2006 pension accounting charge described in Note (M), “Employee Benefit Plans.” CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal and corporate communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation. CSS costs attributable to the business segments are predominantly allocated to FMS, SCS and DCC as follows:
Finance, corporate services and public affairs, and health and safety — allocated based upon estimated and planned resource utilization;
Human resources — individual costs within this category are allocated in several ways, including allocation based on estimated utilization and number of personnel supported;
Information technology — principally allocated based upon utilization-related metrics such as number of users or minutes of CPU time. Customer-related project costs and expenses are allocated to the business segment responsible for the project; and
Other — represents legal and other centralized costs and expenses including certain share-based and incentive-based compensation costs. Expenses, where allocated, are based primarily on the number of personnel supported.

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
     The following tables set forth financial information for each of Ryder’s business segments and a reconciliation between segment NBT and earnings before income taxes for the three and nine months ended September 30, 2007 and 2006. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

	FMS	SCS	DCC	Eliminations	Total
	(In thousands)
For the three months ended
September 30, 2007
Revenue from external customers	$949,883	554,045	143,796	—	1,647,724
Inter-segment revenue	101,983	—	—	(101,983)	—

Total revenue	$1,051,866	554,045	143,796	(101,983)	1,647,724

Segment NBT	$93,179	17,398	12,293	(6,417)	116,453

Unallocated CSS					(10,096)
Restructuring and other (charges) recoveries, net and other item (1)					(1,864)

Earnings before income taxes					$104,493

Segment capital expenditures (2)	$192,629	14,165	94	—	206,888

Unallocated CSS					1,365

Capital expenditures					$208,253

September 30, 2006
Revenue from external customers	$960,326	513,764	146,459	—	1,620,549
Inter-segment revenue	99,692	—	—	(99,692)	—

Total revenue	$1,060,018	513,764	146,459	(99,692)	1,620,549

Segment NBT	$103,708	16,376	11,740	(8,602)	123,222

Unallocated CSS					(9,851)
Restructuring and other (charges) recoveries, net and other item (3)					(5,958)

Earnings before income taxes					$107,413

Segment capital expenditures (2)	$378,619	12,204	254	—	391,077

Unallocated CSS					4,356

Capital expenditures					$395,433

(1)	Includes the gain on sale of property of $10.0 million recorded in the third quarter of 2007. See Note (N), “Gain on Sale of Property” for additional information.
(2)	Excludes revenue earning equipment acquired under capital leases.
(3)	Includes the pension accounting charge of $5.9 million recorded in the third quarter of 2006. See Note (M), “Employee Benefit Plans” for additional information.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	SCS	DCC	Eliminations	Total
	(In thousands)
For the nine months ended
September 30, 2007
Revenue from external customers	$2,771,988	1,704,445	423,362	—	4,899,795
Inter-segment revenue	305,290	—	—	(305,290)	—

Total revenue	$3,077,278	1,704,445	423,362	(305,290)	4,899,795

Segment NBT	$271,443	44,302	35,153	(23,241)	327,657

Unallocated CSS					(30,435)
Restructuring and other (charges) recoveries, net and other item (1)					(3,555)

Earnings before income taxes					$293,667

Segment capital expenditures (2)	$1,059,655	27,483	778	—	1,087,916

Unallocated CSS					5,629

Capital expenditures					$1,093,545

September 30, 2006
Revenue from external customers	$2,798,572	1,485,368	428,626	—	4,712,566
Inter-segment revenue	292,081	—	—	(292,081)	—

Total revenue	$3,090,653	1,485,368	428,626	(292,081)	4,712,566

Segment NBT	$273,524	45,112	31,376	(24,645)	325,367

Unallocated CSS					(28,397)
Restructuring and other (charges) recoveries, net and other item (3)					(5,799)

Earnings before income taxes					$291,171

Segment capital expenditures (2), (4)	$1,142,166	18,913	796	—	1,161,875

Unallocated CSS					9,686

Capital expenditures					$1,171,561

(1)	Includes the gain on sale of property of $10.0 million recorded in the third quarter of 2007. See Note (N), “Gain on Sale of Property” for additional information.
(2)	Excludes revenue earning equipment acquired under capital leases.
(3)	Includes the pension accounting charge of $5.9 million recorded in the third quarter of 2006. See Note (M), “Employee Benefit Plans” for additional information.
(4)	Excludes FMS acquisition payments of $4.1 million during the nine months ended September 30, 2006.
     Our customer base includes enterprises operating in a variety of industries including automotive, electronics, high-tech, telecommunications, industrial, consumer goods, paper and paper products, office equipment, food and beverage, general retail industries, and governments. Our largest customer, General Motors Corporation, accounted for approximately 15% and 13% of consolidated revenue for the nine months ended September 30, 2007 and 2006, respectively, and is comprised of multiple contracts within our SCS business segment in various geographic regions. The revenue generated from General Motors Corporation includes a significant amount related to the pass-through of subcontracted transportation expense for which we realize minimal changes in profitability as a result of fluctuations in subcontracted transportation.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(P) RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits companies to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. At the effective date, a company may elect the fair value option for eligible items that exist at that date. The company shall report the effect of the first remeasurement to fair value as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which this statement is initially applied. The provisions of SFAS No. 159 are effective for us beginning January 1, 2008. We continue to evaluate the impact of adopting SFAS No. 159; however, we do not believe SFAS No. 159 will have a material impact to our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The transition adjustment, which is measured as the difference between the carrying amount and the fair value of those financial instruments at the date this statement is initially applied, should be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which this statement is initially applied. The provisions of SFAS No. 157 are effective for us beginning January 1, 2008. We continue to evaluate the impact of adopting SFAS No. 157; however, we do not believe SFAS No. 157 will have a material impact to our consolidated financial statements.
(Q) SUBSEQUENT EVENT
     On October 5, 2007, Ryder completed an asset purchase agreement with Pollock NationaLease (“Pollock”), under which we acquired Pollock’s fleet of approximately 2,000 vehicles and nearly 200 contractual customers served by 6 locations for a purchase price of $74 million. The combined network will operate under the Ryder name, complementing Ryder’s market coverage and service network in Canada. The asset purchase will be accounted for in accordance with SFAS 141, “Business Combinations,” as an acquisition of a business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS —
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
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
     Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements. For all other tax positions, we do not recognize any portion of the benefit in our consolidated financial statements. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
CONSOLIDATED RESULTS

	Three months ended September 30,		Nine months ended September 30,		Change 2007/2006
					Three	Nine
	2007	2006	2007	2006	Months	Months
	(In thousands, except per share amounts)

Earnings before income taxes	$104,493	107,413	$293,667	291,171	(3)%	1
Provision for income taxes	38,960	42,136	111,752	108,033	(8)	3

Net earnings	$65,533	65,277	$181,915	183,138	—%	(1)

Per diluted common share	$1.11	1.06	$3.01	2.97	5%	1

Weighted-average shares outstanding — Diluted	59,026	61,695	60,427	61,717	(4)%	(2)

     Earnings before income taxes in the third quarter of 2007 decreased $2.9 million to $104.5 million and net earnings were flat compared to the same period in the prior year. Operating results in the third quarter were negatively impacted by weak commercial rental market demand and lower used vehicle sales results in our FMS business segment. These items more than offset the benefits of contractual revenue growth in the SCS and FMS business segments, lower pension costs, lower incentive-based compensation and lower depreciation as a result of annual policy changes made on January 1, 2007. Each factor impacting results is described in more detail later in this section. Earnings in the third quarter of 2007 were also negatively impacted by a restructuring charge of $11.9 million ($7.8 million after-tax or $0.13 per diluted common share) offset partially by a gain on sale of property of $10.0 million ($6.1 million after-tax or $0.10 per diluted common share). See Note (E), “Restructuring and Other Charges (Recoveries),” and Note (N), “Gain on Sale of Property,” in the Notes to Consolidated Condensed Financial Statements for additional information. Earnings in the third quarter of 2007 also benefited from a lower income tax rate. Earnings in the third quarter of 2006 were negatively impacted by a one-time, non-cash charge of $5.9 million ($3.5 million after-tax or $0.06 per diluted common share) recorded to properly account for prior service costs related to retiree pension benefit improvements made in 1995 and 2000. Earnings per share growth exceeded the earnings growth over the prior period because the average number of shares outstanding has decreased during the past year reflecting the impact of share repurchase programs.
     Earnings before income taxes in the nine months ended September 30, 2007 increased $2.5 million to $293.7 million and net earnings decreased $1.2 million to $181.9 million. The factors impacting the third quarter of 2007 also impacted the first nine months of 2007. Year-to-date results for 2007 also benefited from more favorable development of estimated prior years self-insured loss reserves. Earnings for the first nine months of 2006 also included an income tax benefit of $6.8 million, or $0.11 per diluted common share, associated with the reduction of deferred income taxes due to enacted changes in Texas and Canadian tax laws. Earnings per share growth exceeded the earnings growth over the prior period because the average number of shares outstanding has decreased during the past year reflecting the impact of share repurchase programs.
     See “Operating Results by Business Segment” for a further discussion of operating results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

	Three months ended September 30,		Nine months ended September 30,		Change 2007/2006
					Three	Nine
	2007	2006	2007	2006	Months	Months
		(In thousands)

Revenue:
Fleet Management Solutions	$1,051,866	1,060,018	$3,077,278	3,090,653	(1)%	—
Supply Chain Solutions	554,045	513,764	1,704,445	1,485,368	8	15
Dedicated Contract Carriage	143,796	146,459	423,362	428,626	(2)	(1)
Eliminations	(101,983)	(99,692)	(305,290)	(292,081)	(2)	(5)

Total	$1,647,724	1,620,549	$4,899,795	4,712,566	2%	4

Operating revenue (1)	$1,170,684	1,139,583	$3,446,958	3,308,186	3%	4

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our businesses and as a measure of sales activity. FMS fuel services revenue net of related intersegment billings, which is directly impacted by fluctuations in market fuel prices, is excluded from the operating revenue computation as fuel is largely a pass-through to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. Subcontracted transportation revenue in our SCS and DCC business segments are excluded from the operating revenue computation as subcontracted transportation is largely a pass-through to our customers and we realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Refer to the section titled “Non-GAAP Financial Measures” for a reconciliation of total revenue to operating revenue.
     Total revenue increased 2% to $1.65 billion in the third quarter of 2007 and increased 4% to $4.90 billion in the first nine months of 2007, compared with the same periods in 2006. Total revenue growth was driven by contractual revenue growth in our SCS and FMS business segments, and by favorable movements in foreign currency exchange rates related to our international operations, offset partially by a decline in commercial rental and fuel revenue. Operating revenue increased 3% in the third quarter of 2007 and increased 4% in the first nine months of 2007, compared with the same periods in 2006, due primarily to growth in our FMS and SCS business segments. Total revenue and operating revenue in the third quarter of 2007 included a favorable foreign exchange impact of 1.3% and 1.4%, respectively, due primarily to the strengthening of the Canadian dollar and British pound. Total revenue and operating revenue in the first nine months of 2007 included a favorable foreign exchange impact of 0.9% and 1.0%, respectively, due primarily to the strengthening of the British pound and Canadian dollar.

	Three months ended September 30,		Nine months ended September 30,		Change 2007/2006
					Three	Nine
	2007	2006	2007	2006	Months	Months
		(Dollars in thousands)
Operating expense (exclusive of items shown separately)	$691,299	700,129	$2,052,840	2,064,143	(1)%	(1)
Percentage of revenue	42.0%	43.2%	41.9%	43.8%
     Operating expense decreased slightly in 2007 compared with the same periods in 2006 primarily as a result of lower fuel volumes offset partially by increased costs associated with revenue growth in our SCS business segment. Operating expense as a percentage of revenue decreased in the three and nine months ended September 30, 2007 primarily due to lower fuel volumes.
     Ryder retains a portion of the accident risk under vehicle liability and worker’s compensation insurance programs. Self-insurance accruals are based primarily on actuarially estimated, undiscounted cost of claims, which includes claims incurred but not reported. Such liabilities are based on estimates. Historical loss development factors are utilized to project the future development of incurred losses, and these amounts are adjusted based upon actual claim experience and settlements. While we believe the amounts are adequate, there can be no assurance that changes to our estimates may not occur due to limitations inherent in the estimation process. In the past few years, our development has been favorable compared to historical selected loss development factors because of improved safety performance and favorable payment and settlement patterns. During the three months ended September 30, 2007 and 2006, we recorded a benefit of $6.5 million and $5.7 million, respectively, from favorable development in estimated prior years self-insured loss reserves for the reasons noted above. During the nine months ended September 30, 2007 and 2006, we recorded a benefit of $16.2 million and $6.8 million, respectively, from favorable development in estimated prior years self-insured loss reserves for the reasons noted above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

	Three months ended September 30,		Nine months ended September 30,		Change 2007/2006
					Three	Nine
	2007	2006	2007	2006	Months	Months
	(Dollars in thousands)

Salaries and employee-related costs	$348,405	354,221	$1,047,271	1,035,712	(2)%	1
Percentage of revenue	21.1%	21.9%	21.4%	22.0%
Percentage of operating revenue	29.8%	31.1%	30.4%	31.3%
     Salaries and employee-related costs decreased in the third quarter of 2007 compared with the same period in 2006 primarily due to a decrease in pension expense and incentive-based compensation offset partially by an increase in salaries due to merit increases and increased outside labor costs from new and expanded business in our SCS business segment. Salaries and employee-related costs increased in the first nine months of 2007 compared with the same period in 2006, primarily as a result of the aforementioned merit increases and increased outside labor costs offset partially by a decrease in pension expense and incentive-based compensation.
     Pension expense decreased $16.0 million and $35.3 million in the third quarter and first nine months of 2007, respectively, compared to the same periods in the prior year primarily as a result of 2006 higher pension asset returns, 2006 contributions and higher interest rate levels at December 31, 2006. Pension expense was also impacted by a pension accounting charge of $5.9 million ($3.5 million after-tax) recorded in the third quarter of 2006, which represented a one-time, non-cash charge to properly account for prior service costs related to retiree pension benefit improvements made in 1995 and 2000. Pension expense decreases primarily impact our FMS business segment, which employs the majority of our employees that participate in the primary U.S. pension plan. However, the 2006 pension accounting charge has been excluded from our segment measure of financial performance.
     Our incentive-based compensation program is comprised of annual cash incentive awards, amounts earned under discontinued cash-based long-term incentive plans and 401(k) company contributions which are based on the achievement of certain levels of financial performance generally over one fiscal year. The performance metrics and targets are based on internal business plans and center around operating revenue, earnings, earnings per share and return on capital. Incentive-based compensation expense decreased $5.6 million and $14.3 million in the third quarter and first nine months of 2007, respectively, compared to the same periods in the prior year, due to achieving a lower level of performance compared to our target in the current year than the level achieved in the prior year.

	Three months ended September 30,		Nine months ended September 30,		Change 2007/2006
					Three	Nine
	2007	2006	2007	2006	Months	Months
	(Dollars in thousands)

Subcontracted transportation	$233,638	220,367	$737,853	637,856	6%	16
Percentage of revenue	14.2%	13.6%	15.1%	13.5%
     Subcontracted transportation expense represents freight management costs on logistics contracts for which we purchase transportation from third parties. Subcontracted transportation expense in our SCS business segment grew in 2007 compared with the same periods in 2006, as a result of increased volumes of freight management activity from new and expanded business.

	Three months ended September 30,		Nine months ended September 30,		Change 2007/2006
					Three	Nine
	2007	2006	2007	2006	Months	Months
	(In thousands)

Depreciation expense	$207,814	187,992	$606,268	549,622	11%	10
Gains on vehicle sales, net	(8,111)	(11,045)	(36,677)	(38,834)	(27)	(6)
Equipment rental	28,491	25,399	78,350	76,327	12	3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     Depreciation expense relates primarily to FMS revenue earning equipment. Depreciation expense increased in the third quarter and the first nine months of 2007 compared with the same periods in 2006, reflecting higher average vehicle investment from purchases over the past year. In addition, the increase includes higher adjustments in the carrying value of vehicles held for sale of $6.4 million and $14.8 million during the third quarter and first nine months of 2007, respectively, compared to the same periods in the prior year. The increase in adjustments reflects wholesale activity taken this year in light of our high inventory level and do not reflect our expected long-term residual values for revenue earning equipment. We do not expect to continue at this higher than average wholesale level.
     At the end of 2006, we completed our annual depreciation review of the residual values and useful lives of our revenue earning equipment. Our annual review is established with a long-term view considering historical market price changes, current and expected future market price trends, expected life of vehicles and extent of alternative uses. Based on the results of our analysis, we adjusted the residual values of certain classes of our revenue earning equipment effective January 1, 2007. This change in estimated residual values increased pre-tax earnings for the three and nine months ended September 30, 2007 by approximately $2.8 million or $0.03 per diluted common share, and $8.4 million or $0.09 per diluted common share, respectively, compared to the same periods in 2006.
     Gains on vehicle sales, net decreased in 2007 compared with the same periods in 2006 due to a decline in the average price of vehicles sold mostly as a result of wholesaling activity undertaken to reduce high used truck inventories. Wholesale prices are lower than our retail prices and result in lower gains per unit. The decrease was offset partially by an increase in the number of vehicles sold of 34% and 22% for the third quarter and first nine months of 2007, respectively, as compared to the same periods in the prior year.
     Equipment rental consists primarily of rent expense for FMS revenue earning equipment under lease. The increase in equipment rental in the third quarter and first nine months of 2007 compared to the same periods in 2006 primarily reflects higher rental costs associated with investments made in material handling equipment to support growth in our SCS business segment and an increase in the average number of leased vehicles resulting from a sale and leaseback transaction completed in May 2007.

	Three months ended September 30,		Nine months ended September 30,		Change 2007/2006
					Three	Nine
	2007	2006	2007	2006	Months	Months
		(Dollars in thousands)

Interest expense	$40,199	36,395	$120,410	102,853	10%	17
Effective interest rate	5.6%	5.7%	5.6%	5.7%
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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(In thousands)

Miscellaneous income, net	$(10,407)	(408)	$(13,781)	(6,211)
     Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income, (gains) losses from sales of property, foreign currency transaction (gains) losses, and other non-operating items. Miscellaneous income, net increased in the third quarter and first nine months of 2007 compared with the same periods in 2006 due to a $10.0 million gain recognized on the sale of property. See Note (N), “Gain on Sale of Property,” in the Notes to Consolidated Condensed Financial Statements for additional information. This increase was slightly offset by $1.4 million of additional foreign currency transaction losses compared to the third quarter of 2006. The increase in miscellaneous income, net during the first nine months of 2007 compared to the same period in 2006 was also due to a $1.3 million charge in 2006 related to the settlement of litigation associated with a discontinued operation. The increases during the first nine months of 2007 were offset partially by higher foreign currency transaction losses of $2.1 million and a one-time recovery in the first quarter of 2006 of $1.9 million for the recognition of common stock received from mutual insurance companies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(In thousands)

Restructuring and other charges (recoveries), net	$11,903	86	$13,594	(73)
     Restructuring and other charges (recoveries), net in the three months ended September 30, 2007 primarily related to $11.0 million of employee severance and benefit costs incurred in connection with global cost savings initiatives and $0.9 million of facility and related costs. We approved a plan to eliminate approximately 300 positions as a result of cost management and process improvement actions throughout our domestic and international business segments and CSS. We expect to realize annual pre-tax cost savings of up to $25 million from these initiatives once all employee severance actions have been completed. Most severance actions are expected to be substantially completed by December 31, 2007 and approximately $20 million of cost savings is expected to be realized in 2008.
     Restructuring and other charges (recoveries), net in the nine months ended September 30, 2007 also included a charge of $1.3 million incurred to extinguish debentures that were originally set to mature in 2017. The charge included the premium paid on the early extinguishment of debt and the write-off of related debt discount and issuance costs. Restructuring and other recoveries, net in the three and nine months ended September 30, 2006 related primarily to employee severance charges recorded in prior restructurings that were reversed due to subsequent refinements in estimates and changes in sublease income estimates associated with prior facility charges. See Note (E), “Restructuring and Other Charges (Recoveries),” in the Notes to Consolidated Condensed Financial Statements for additional information on restructuring activity.

	Three months ended September 30,		Nine months ended September 30,		Change 2007/2006
					Three	Nine
	2007	2006	2007	2006	Months	Months
		(Dollars in thousands)

Provision for income taxes	$38,960	42,136	$111,752	108,033	(8)%	3
Effective tax rate	37.3%	39.2%	38.1%	37.1%
     Our effective income tax rate for the third quarter of 2007 as compared with 2006 decreased primarily due to the reversal of contingent tax accruals as a result of audit closures and expiring statutes of limitation within various state and foreign tax jurisdictions and tax law changes in the U.K. enacted in the third quarter of 2007. Our effective income tax rate for the first nine months of 2007 as compared with the same period in 2006 increased as a result of favorable adjustments to deferred income taxes in 2006 from tax law changes and the adoption of FIN 48. This income tax rate increase was offset partially by favorable adjustments to deferred income taxes in 2007 from tax law changes and the reversal of contingent tax accruals as a result of audit closures and expiring statutes of limitation.
     During the third quarter of 2007, the U.K. enacted a new tax law which reduced the overall corporate tax rate and resulted in a favorable adjustment to deferred income taxes of $0.8 million. During the second quarter of 2007, the State of New York enacted changes to their tax system which resulted in favorable adjustments to deferred income taxes of $1.3 million. During the second quarter of 2006, Canada and the State of Texas enacted various tax measures which resulted in favorable adjustments to deferred income taxes of $6.8 million. The adoption of FIN 48 increased our effective income tax rate for the third quarter and first nine months of 2007 by approximately 0.3%. See Note (H), “Income Taxes,” in the Notes to Consolidated Condensed Financial Statements for a complete discussion of these items.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended September 30,		Nine months ended September 30,		Change 2007/2006
					Three	Nine
	2007	2006	2007	2006	Months	Months
	(In thousands)

Revenue:
Fleet Management Solutions	$1,051,866	1,060,018	$3,077,278	3,090,653	(1)%	—
Supply Chain Solutions	554,045	513,764	1,704,445	1,485,368	8	15
Dedicated Contract Carriage	143,796	146,459	423,362	428,626	(2)	(1)
Eliminations	(101,983)	(99,692)	(305,290)	(292,081)	(2)	(5)

Total	$1,647,724	1,620,549	$4,899,795	4,712,566	2%	4

Operating Revenue:
Fleet Management Solutions	$758,516	750,153	$2,214,646	2,179,716	1%	2
Supply Chain Solutions	325,293	299,145	977,341	862,790	9	13
Dedicated Contract Carriage	138,910	140,711	412,613	413,348	(1)	—
Eliminations	(52,035)	(50,426)	(157,642)	(147,668)	(3)	(7)

Total	$1,170,684	1,139,583	$3,446,958	3,308,186	3%	4

NBT:
Fleet Management Solutions	$93,179	103,708	$271,443	273,524	(10)%	(1)
Supply Chain Solutions	17,398	16,376	44,302	45,112	6	(2)
Dedicated Contract Carriage	12,293	11,740	35,153	31,376	5	12
Eliminations	(6,417)	(8,602)	(23,241)	(24,645)	25	6

	116,453	123,222	327,657	325,367	(5)	1
Unallocated Central Support Services	(10,096)	(9,851)	(30,435)	(28,397)	(2)	(7)
Restructuring and other (charges) recoveries, net and other items (1)	(1,864)	(5,958)	(3,555)	(5,799)	NA	NA

Earnings before income taxes	$104,493	107,413	$293,667	291,171	(3)%	1

(1)	Includes the gain on sale of property of $10.0 million recorded in the third quarter of 2007 and the pension accounting charge of $5.9 million recorded in the third quarter of 2006. See Note (N), “Gain on Sale of Property,” in the Notes to Consolidated Condensed Financial Statements for additional information on the gain on sale of property. See Note (M), “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information on the pension accounting charge.
     We define the primary measurement of our segment financial performance as “Net Before Taxes” (NBT), which includes an allocation of Central Support Services (CSS) and excludes restructuring and other (charges) recoveries, net, the 2007 gain on sale of property described in Note (N), “Gain on Sale of Property,” and the 2006 pension accounting charge described in Note (M), “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The following table provides a reconciliation of items excluded from our segment NBT measure to their classification within our Consolidated Condensed Statements of Earnings:

	Consolidated
	Condensed
	Statements of
	Earnings	Three months ended September 30,		Nine months ended September 30,
Description	Line Item (1)	2007	2006	2007	2006
			(In thousands)

Severance and employee-related (costs) recoveries	Restructuring	$(10,993)	32	$(11,040)	174
Facilities and related costs	Restructuring	(910)	(118)	(968)	(101)
Contract termination and transition costs	Restructuring	—	—	(306)	—
Early retirement of debt	Restructuring	—	—	(1,280)	—

Restructuring and other (charges) recoveries, net		(11,903)	(86)	(13,594)	73

Gain on sale of property (2)	Misc. Income	10,039	—	10,039	—
2006 pension accounting charge (3)	Salaries	—	(5,872)	—	(5,872)

Restructuring and other (charges) recoveries, net and other items		$(1,864)	(5,958)	$(3,555)	(5,799)

(1)	Restructuring refers to “Restructuring and other (charges) recoveries, net”; Salaries refers to “Salaries and employee-related costs”; and Misc. Income refers to “Miscellaneous income, net” on our Consolidated Condensed Statements of Earnings.
(2)	See Note (N), “Gain on Sale of Property,” in the Notes to Consolidated Condensed Financial Statements for additional information.
(3)	See Note (M), “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.
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
     The following table sets forth equipment contribution included in NBT for our SCS and DCC business segments:

	Three months ended September 30,		Nine months ended September 30,		Change 2007/2006
					Three	Nine
	2007	2006	2007	2006	Months	Months
	(In thousands)

Equipment contribution:
Supply Chain Solutions	$3,163	4,301	$12,098	12,374	(26)%	(2)
Dedicated Contract Carriage	3,254	4,301	11,143	12,271	(24)	(9)

Total	$6,417	8,602	$23,241	24,645	(25)%	(6)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Fleet Management Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2007/2006
					Three		Nine
	2007	2006	2007	2006	Months		Months
		(Dollars in thousands)

Full service lease	$496,231	464,320	$1,461,380	1,375,817	7%		6
Contract maintenance	40,869	37,247	118,092	104,009	10		14

Contractual revenue	537,100	501,567	1,579,472	1,479,826	7		7
Contract-related maintenance	48,061	49,315	150,256	144,390	(3)		4
Commercial rental	155,012	181,544	431,345	502,313	(15)		(14)
Other	18,343	17,727	53,573	53,187	3		1

Operating revenue (1)	758,516	750,153	2,214,646	2,179,716	1		2
Fuel services revenue	293,350	309,865	862,632	910,937	(5)		(5)

Total revenue	$1,051,866	1,060,018	$3,077,278	3,090,653	(1)%		—

Segment NBT	$93,179	103,708	$271,443	273,524	(10)%		(1)

Segment NBT as a % of total revenue	8.9%	9.8%	8.8%	8.9%	(90	)bps	(10	)bps

Segment NBT as a % of operating revenue (1)	12.3%	13.8%	12.3%	12.5%	(150	)bps	(20	)bps

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our FMS business segment and as a measure of sales activity. Fuel services revenue, which is directly impacted by fluctuations in market fuel prices, is excluded from our operating revenue computation as fuel is largely a pass-through to customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs.
     Operating revenue (revenue excluding fuel) increased during the three and nine months ended September 30, 2007 compared with the same periods in 2006 as a result of the growth in contractual revenue offset largely by decreased commercial rental revenue. Total revenue declined during the third quarter of 2007 compared to the same period in 2006 as a result of lower fuel services revenue due to reduced fuel volumes from lower miles driven within the commercial rental offering, which more than offset operating revenue growth. Total revenue was flat for the first nine months of 2007 compared to the same period in 2006 as operating revenue growth was offset by lower fuel revenue. Total revenue and operating revenue in the third quarter of 2007 included a favorable foreign exchange impact of 1.1% and 1.3%, respectively. Total revenue and operating revenue in the first nine months of 2007 included a favorable foreign exchange impact of 0.8% and 1.1%, respectively.
     Full service lease revenue grew in 2007 compared with the same periods in 2006 due to higher levels of sales activity and lease replacements reflecting growth in all geographic markets served. Contract maintenance revenue increased in 2007 compared with the same periods in 2006 due primarily to new sales activity. We expect favorable contractual revenue comparisons to continue for the remainder of the year due to increased sales activity. Commercial rental revenue decreased in the third quarter and first nine months of 2007 compared with the same periods in 2006 as weak U.S. market demand resulted in a smaller fleet, lower pricing and flat to lower comparable utilization levels. We expect similar unfavorable commercial rental revenue comparisons to continue for the remainder of the year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The following table provides rental statistics for the U.S. fleet, which generates more than 80% of total commercial rental revenue:

	Three months ended September 30,		Nine months ended September 30,		Change 2007/ 2006
					Three		Nine
	2007	2006	2007	2006	Months		Months
		(Dollars in thousands)

Non-lease customer rental revenue	$73,024	79,140	$191,228	212,016		(8)%		(10)

Lease customer rental revenue (1)	$51,840	74,085	$159,413	211,545		(30)%		(25)

Average commercial rental fleet size — in service (2)	29,800	33,900	30,000	32,900		(12)%		(9)

Average commercial rental power fleet size — in service (2), (3)	21,200	25,400	21,400	24,200		(17)%		(12)

Commercial rental utilization – power fleet	73.0%	73.2%	69.3%	71.9%	(20	)bps	(260	)bps

(1)	Lease customer rental revenue is revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.
(2)	Number of units rounded to nearest hundred and calculated using average daily unit counts.
(3)	Fleet size excluding trailers.
     FMS NBT decreased in the three months ended September 30, 2007 compared with the same period in 2006. This decrease was primarily due to a substantial decline in commercial rental results as weak U.S. market demand resulted in a 12% smaller fleet and, to a lesser extent, reduced pricing. The decrease was also due to used vehicle sales results being negatively impacted by wholesaling activity undertaken to reduce higher used truck inventories. Higher valuation adjustments and lower gains on sale caused NBT to be down $9.3 million in the third quarter of 2007. Fuel margins in the third quarter of 2007 also declined compared to the same period in 2006 as a result of lower rental related fuel volumes, pricing and accommodation adjustments. The decline in NBT in the third quarter of 2007 was offset partially by improved contractual business performance. NBT also benefited from lower pension expense of $8.7 million and lower sales and marketing expenses. Depreciation expense, although higher in the third quarter of 2007 compared to the same period in 2006, benefited $2.8 million from our annual depreciation policy change effective January 1, 2007. The three months ended September 30, 2007 and 2006, also benefited from $2.4 million and $1.4 million, respectively, of favorable development in estimated prior years self-insured loss reserves.
     FMS NBT decreased slightly in the nine months ended September 30, 2007 compared with the same period in 2006 primarily due to a substantial decline in commercial rental results and higher carrying costs on the increased inventory of used vehicles held for sale in North America. Gains from the sale of used vehicles in the first nine months of 2007 were lower than the same period in the prior year due to a decline in the average price of vehicles sold offset partially by an increase in the number of vehicles sold. Higher valuation adjustments and lower gains on sale caused NBT to be down $17.0 million in the nine months ended September 30, 2007. The decline in NBT in the first nine months of 2007 was offset partially by improved contractual business performance. NBT also benefited from lower expenses related to pension of $26.8 million, depreciation policy changes of $8.4 million, safety and insurance of $6.8 million and incentive-based compensation of $5.0 million. The decrease in safety and insurance costs in the nine months ended September 30, 2007 is mainly due to $7.3 million and $1.2 million of favorable development in estimated prior years self-insured loss reserves for the nine months ended September 30, 2007 and 2006, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):

				Change
	September 30,	December 31,	September 30,	Sep. 2007/	Sep. 2007/
	2007	2006	2006	Dec. 2006	Sep. 2006
End of period vehicle count

By type:
Trucks	63,500	65,200	64,400	(3)%	(1)
Tractors	51,400	56,100	54,500	(8)	(6)
Trailers	40,300	38,900	39,400	4	2
Other	5,700	5,700	5,500	—	4

Total	160,900	165,900	163,800	(3)%	(2)

By ownership:
Owned	155,700	160,800	158,500	(3)%	(2)
Leased	5,200	5,100	5,300	2	(2)

Total	160,900	165,900	163,800	(3)%	(2)

By product line:
Full service lease	113,500	117,500	114,800	(3)%	(1)
Commercial rental	35,100	37,000	39,000	(5)	(10)
Service vehicles and other	3,600	3,500	3,400	3	6

Active units	152,200	158,000	157,200	(4)	(3)
Held for sale(1)	8,700	7,900	6,600	10	32

Total	160,900	165,900	163,800	(3)%	(2)

Customer vehicles under contract maintenance	30,400	30,700	28,900	(1)%	5

Quarterly average vehicle count

By product line:
Full service lease	114,000	116,100	114,200	(2)%	—
Commercial rental	35,700	38,000	39,600	(6)	(10)
Service vehicles and other	3,600	3,500	3,200	3	13

Active units	153,300	157,600	157,000	(3)	(2)
Held for sale(1)	10,000	7,300	6,100	37	64

Total	163,300	164,900	163,100	(1)%	—

Customer vehicles under contract maintenance	30,100	29,800	28,300	1%	6

Year-to-date average vehicle count

By product line:
Full service lease	115,400	114,600	113,700	1%	1
Commercial rental	36,200	38,700	39,200	(6)	(8)
Service vehicles and other	3,500	3,300	3,300	6	6

Active units	155,100	156,600	156,200	(1)	(1)
Held for sale(1)	10,200	6,700	6,300	52	62

Total	165,300	163,300	162,500	1%	2

Customer vehicles under contract maintenance	30,700	28,000	27,300	10%	12

(1)	Vehicles held for sale represent all units available for sale including units held for sale at the end of each period regardless of whether the units earned revenue in the previous 30 days.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The totals in the table above include the following non-revenue earning equipment for the U.S. fleet (number of units rounded to nearest hundred):

				Change
	September 30,	December 31,	September 30,	Sep. 2007/	Sep. 2007/
	2007	2006	2006	Dec. 2006	Sep. 2006
Not yet earning revenue (NYE)	800	4,200	2,500	(81)%	(68)
No longer earning revenue (NLE):
Units held for sale (1)	6,400	6,600	4,300	(3)	49
Other NLE units	1,200	1,900	1,400	(37)	(14)

Total (2)	8,400	12,700	8,200	(34)%	2

(1)	Total units held for sale in the U.S., including those that have earned revenue in the previous 30 days were 7,600 vehicles at September 30, 2007 and December 31, 2006 and 5,800 vehicles at September 30, 2006.
(2)	Non-revenue earning equipment for FMS operations outside the U.S. totaled approximately 800 vehicles at September 30, 2007, 1,700 vehicles at December 31, 2006 and 1,400 vehicles at September 30, 2006, which are not included above.
     NYE units represent new vehicles on hand that are being prepared for deployment to lease customers or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. The decrease in the number of NYE units is consistent with the volume of lease sales activity. NLE units represent vehicles for which no revenue has been earned in the previous 30 days. These vehicles may be temporarily out of service, held for sale, being prepared for sale or awaiting redeployment. The number of NLE units has increased compared to the same period in the prior year due to higher levels of used vehicles held for sale reflecting lease replacements and rental fleet reductions. The number of NLE units decreased compared to year-end due to the high level of vehicles sold. At the end of 2006, we began to outservice a high number of rental units. Our vehicles held for sale peaked by the end of the second quarter and we expect NLE units to continue to decline for the remainder of the year based on the high level of vehicles being sold.
Supply Chain Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2007/2006
					Three		Nine
	2007	2006	2007	2006	Months		Months
	(Dollars in thousands)

U.S. operating revenue:
Automotive and industrial	$135,324	122,851	$410,436	367,936	10%		12
High-tech and consumer industries	70,534	74,609	219,534	217,837	(5)		1
Transportation management	7,797	7,896	24,344	22,462	(1)		8

U.S. operating revenue	213,655	205,356	654,314	608,235	4		8
International operating revenue	111,638	93,789	323,027	254,555	19		27

Total operating revenue (1)	325,293	299,145	977,341	862,790	9		13
Subcontracted transportation	228,752	214,619	727,104	622,578	7		17

Total revenue	$554,045	513,764	$1,704,445	1,485,368	8%		15

Segment NBT	$17,398	16,376	$44,302	45,112	6%		(2)

Segment NBT as a % of total revenue	3.1%	3.2%	2.6%	3.0%	(10	)bps	(40	)bps

Segment NBT as a % of operating revenue (1)	5.3%	5.5%	4.5%	5.2%	(20	)bps	(70	)bps

Memo: Fuel costs	$29,677	26,606	$88,885	79,291	12%		12

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our SCS business segment and as a measure of sales activity. Subcontracted transportation is deducted from total revenue to arrive at our operating revenue computation as subcontracted transportation is largely a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     Operating revenue grew in the three and nine months ended September 30, 2007 compared to the same periods in 2006 due to new and expanded business, particularly in international markets served offset partially by the impact of a significant automotive plant closure which occurred in the second quarter of 2007 and lower volumes in the third quarter of 2007 in our high-tech and telecommunications customer base. Total revenue grew in the three and nine months ended September 30, 2007 compared to the same periods in 2006 as a result of increased levels of managed subcontracted transportation and operating revenue increases. Our largest customer, General Motors Corporation, accounted for approximately 42% and 19% of SCS total revenue and operating revenue, respectively, for the first nine months of 2007, and is comprised of multiple contracts in various geographic regions. For the first nine months of 2006, General Motors Corporation accounted for approximately 42% and 22% of SCS total revenue and operating revenue, respectively. In the third quarter of 2007, SCS total revenue and operating revenue included a favorable foreign currency exchange impact of 2.1% and 1.9%, respectively. In the first nine months of 2007, SCS total revenue and operating revenue included a favorable foreign currency exchange impact of 1.1%. Based on recent sales activity and the impact of a significant automotive plant shutdown, we expect revenue comparisons to be flat for the remainder of the year.
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
     SCS NBT increased in the three months ended September 30, 2007 compared to the same period in 2006 as a result of new and expanded business and lower incentive-based compensation costs of $3.5 million. These increases were offset partially by a significant automotive plant closure in the second quarter of 2007 and lower FMS equipment contribution of $1.1 million. The third quarter of 2007 and 2006 also benefited from $2.0 million and $2.1 million, respectively, of favorable development in estimated prior years self-insured loss reserves.
     SCS NBT declined in the nine months ended September 30, 2007 compared to the same period in 2006 as a result of the impact of a significant automotive plant closure noted above, a $2.5 million net benefit recognized in the second quarter of the prior year related to a contract termination and automotive plant shutdowns. The decline in SCS NBT in the first nine months of 2007 was offset slightly by new and expanded business, higher volumes and lower incentive-based compensation of $6.2 million. The nine months ended September 30, 2007 and 2006, also benefited from $3.9 million and $2.0 million, respectively, of favorable development in estimated prior years self-insured loss reserves.
Dedicated Contract Carriage

	Three months ended September 30,		Nine months ended September 30,		Change 2007/2006
					Three		Nine
	2007	2006	2007	2006	Months		Months
	(Dollars in thousands)

Operating revenue (1)	$138,910	140,711	$412,613	413,348		(1)%		—
Subcontracted transportation	4,886	5,748	10,749	15,278		(15)		(30)

Total revenue	$143,796	146,459	$423,362	428,626		(2)%		(1)

Segment NBT	$12,293	11,740	$35,153	31,376		5%		12

Segment NBT as a % of total revenue	8.5%	8.0%	8.3%	7.3%	50	bps	100	bps

Segment NBT as a % of operating revenue (1)	8.8%	8.3%	8.5%	7.6%	50	bps	90	bps

Memo: Fuel costs	$26,704	27,818	$77,884	80,356		(4)%		(3)

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our DCC business segment and as a measure of sales activity. Subcontracted transportation is deducted from total revenue to arrive at our operating revenue computation as subcontracted transportation is largely a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     Total revenue and operating revenue for the third quarter of 2007 declined compared to the same period in 2006 as a result of non-renewal of customer contracts. Operating revenue for the first nine months of 2007 was flat compared to the same period in 2006 as lower fuel cost pass-throughs offset new business. Total revenue for the nine months ended September 30, 2007 declined primarily as a result of decreased volumes of managed subcontracted transportation and lower fuel cost pass-throughs. We expect favorable revenue comparisons for the remainder of the year due to recent sales activity.
     DCC NBT grew in the three and nine months ended September 30, 2007 compared with the same periods in 2006 as a result of better operating performance and lower incentive-based compensation of $0.9 million and $1.4 million during the third quarter and first nine months of 2007, respectively, compared to the same periods in 2006. The third quarter of 2007 and 2006 also benefited from $2.1 million and $2.2 million, respectively, of favorable development in estimated prior years self-insured loss reserves. The nine months ended September 30, 2007 and 2006, also benefited from $5.0 million and $3.6 million, respectively, of favorable development in estimated prior years self-insured loss reserves. The increases in DCC NBT were offset slightly by lower FMS equipment contribution of $1.0 million and $1.1 million for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006.
Central Support Services

	Three months ended September 30,		Nine months ended September 30,		Change 2007/2006
	2007	2006	2007	2006	Three Months	Nine Months
	(In thousands)

Human resources	$3,780	3,789	$11,637	10,613	—%	10
Finance	13,710	13,620	42,754	41,784	1	2
Corporate services and public affairs	3,043	2,959	8,846	8,717	3	1
Information technology	13,625	12,848	39,427	40,178	6	(2)
Health and safety	1,778	1,917	5,935	5,998	(7)	(1)
Other	10,710	13,649	30,610	34,737	(22)	(12)

Total CSS	46,646	48,782	139,209	142,027	(4)	(2)
Allocation of CSS to business segments	(36,550)	(38,931)	(108,774)	(113,630)	(6)	(4)

Unallocated CSS	$10,096	9,851	$30,435	28,397	2%	7

     Total CSS costs in the third quarter of 2007 declined compared to the same period in 2006 primarily as a result of lower incentive-based compensation costs of $3.6 million. This decline was offset partially by higher foreign currency transaction losses of $1.4 million and higher information technology spending from on-going upgrade initiatives. Unallocated CSS expenses for the third quarter of 2007 increased compared with the same period in 2006 primarily due to higher foreign currency transaction losses offset partially by lower incentive-based compensation of $0.9 million.
     Total CSS costs in the first nine months of 2007 declined compared to the same period in 2006 due to lower incentive-based compensation of $6.3 million, a charge in 2006 of $1.3 million to settle litigation associated with a discontinued operation and severance. These decreases were offset partially by higher foreign currency transaction losses of $2.1 million and a charge in the second quarter of 2007 of $1.8 million related to an adjustment in the amortization of restricted stock unit compensation expense. See Note (C), “Share-Based Compensation Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information. The first nine months of 2006 also benefited from the one-time recovery of $1.9 million associated with the recognition of common stock received from mutual insurance companies. Unallocated CSS expense for the first nine months of 2007 increased compared with the same period in 2006 primarily due to higher foreign currency transaction losses, the adjustment in the amortization of restricted stock unit expense and the previously mentioned common stock recovery in the prior year offset partially by lower incentive-based compensation of $1.7 million and the litigation settlement charge in the prior year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
     The following is a summary of our cash flows from operating, financing and investing activities:

	Nine months ended September 30,
	2007	2006
	(In thousands)

Net cash provided by (used in):
Operating activities	$837,326	611,604
Financing activities	(249,224)	322,111
Investing activities	(616,363)	(937,143)
Effect of exchange rate changes on cash	5,853	2,792

Net change in cash and cash equivalents	$(22,408)	(636)

     A detail of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.
     Cash provided by operating activities increased to $837.3 million in the first nine months of 2007 compared with $611.6 million in 2006, due primarily to higher cash-based earnings and reduced working capital needs primarily from improved accounts receivable performance and $80.0 million of lower income tax payment obligations. Income tax payments in 2006 included deferred payments related to hurricane relief obtained on 2005 tax payments. Cash used in financing activities in the first nine months of 2007 was $249.2 million compared with cash provided of $322.1 million in 2006. Cash used in financing activities in the first nine months of 2007 reflects lower borrowing needs and higher share repurchase activity. Cash used in investing activities decreased to $616.4 million in the first nine months of 2007 compared with $937.1 million in 2006 primarily due to the sale-leaseback transaction completed during the second quarter of 2007, lower cash payments for vehicle capital spending and restricted cash balances.
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
     The following table shows the sources of our free cash flow computation:

	Nine months ended September 30,
	2007	2006
	(In thousands)

Net cash provided by operating activities	$837,326	611,604
Sales of revenue earning equipment	280,671	253,482
Sales of operating property and equipment	15,898	3,387
Sale and leaseback of revenue earning equipment	150,348	—
Collections on direct finance leases	46,992	51,287
Other, net	1,040	2,164

Total cash generated	1,332,275	921,924

Purchases of property and revenue earning equipment	(1,093,545)	(1,171,561)
Acquisitions	—	(4,113)

Free cash flow	$238,730	(253,750)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The improvement in free cash flow to $238.7 million for the first nine months of 2007 compared with negative $253.8 million for the same period in 2006 was driven by reduced working capital needs, the sale-leaseback transaction completed during the second quarter of 2007, and lower cash payments for vehicle capital spending during the first nine months of 2007 compared to the same period in the prior year. We anticipate free cash flow to remain at current levels through year-end due to acquisition spending. See Note (Q), “Subsequent Event,” in the Notes to Consolidated Condensed Financial Statements for additional information.
     The following table provides a summary of capital expenditures:

	Nine months ended September 30,
	2007	2006
	(In thousands)

Revenue earning equipment: (1)
Full service lease	$724,561	1,019,923
Commercial rental	200,225	189,784

	924,786	1,209,707
Operating property and equipment	57,294	53,412

Total capital expenditures	982,080	1,263,119
Changes in accounts payable related to purchases of revenue earning equipment	111,465	(91,558)

Cash paid for purchases of property and revenue earning equipment	$1,093,545	1,171,561

(1)	Capital expenditures exclude acquisitions of revenue earning equipment under capital leases of $11.3 million and $0.1 million during the nine months ended September 30, 2007 and 2006, respectively.
     Capital expenditures on an accrual basis of $982.1 million were lower for the first nine months of 2007 compared with the same period in 2006 principally as a result of decreased full service lease vehicle spending for replacement and expansion of customer fleets. We are anticipating full-year 2007 accrual basis capital expenditures to be approximately $1.26 billion, down from $1.76 billion in 2006 primarily as a result of reduced replacement activity and lower planned levels of spending for full service lease vehicles.
Financing and Other Funding Transactions
     We utilize external capital to support growth in our asset-based product lines. The variety of financing alternatives available to fund our capital needs include long-term and medium-term public and private debt, asset-backed securities, bank term loans, leasing arrangements, bank credit facilities and commercial paper.
     The following table shows the movements in our debt balance:

	Nine months ended September 30,
	2007	2006
	(In thousands)

Debt balance at January 1	$2,816,943	2,185,366

Cash-related changes in debt:
Net change in commercial paper borrowings	(313,833)	265,164
Proceeds from issuance of medium-term notes	250,000	250,000
Proceeds from issuance of other debt instruments	447,234	88,307
Retirement of medium-term notes and debentures	(178,020)	(40,000)
Other debt repaid, including capital lease obligations	(251,708)	(128,524)

	(46,327)	434,947

Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	(58)	(563)
Addition of capital lease obligations	11,340	91
Changes in foreign currency exchange rates and other non-cash items	34,197	12,354

Total changes in debt	(848)	446,829

Debt balance at September 30	$2,816,095	2,632,195

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     In accordance with our funding philosophy, we attempt to match the average remaining repricing life of our debt with the average remaining life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25 — 45% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total obligations (including notional value of swap agreements) was 30% at September 30, 2007 compared with 31% at December 31, 2006.
     Ryder’s leverage ratios and a reconciliation of on-balance sheet debt to total obligations were as follows:

	September 30,	% to	December 31,	% to
	2007	Equity	2006	Equity
		(Dollars in thousands)

On-balance sheet debt	$2,816,095	158%	2,816,943	164%

Off-balance sheet debt—PV of minimum lease payments and guaranteed residual values under operating leases for vehicles (1)	197,927		77,998

Total obligations	$3,014,022	169%	2,894,941	168%

(1)	Present value (PV) does not reflect payments Ryder would be required to make if we terminated the related leases prior to the scheduled expiration dates.
     On-balance sheet debt to equity consists of balance sheet debt divided by total equity. Total obligations to equity represents balance sheet debt plus the present value of minimum lease payments and guaranteed residual values under operating leases for vehicles, discounted based on our incremental borrowing rate at lease inception, all divided by total equity. Although total obligations is a non-GAAP financial measure, we believe that total obligations is useful as it provides a more complete analysis of our existing financial obligations and helps better assess our overall leverage position.
     On-balance sheet debt to equity decreased in 2007, as the proceeds from the sale and leaseback of revenue earning equipment and improved operating cash flows were used to reduce on-balance sheet debt. These proceeds and improved operating cash flows more than offset the spending required to support our contractual full service lease business and share repurchase programs. Total obligations to equity at September 30, 2007 is consistent with our level at December 31, 2006. Our long-term target percentage of total obligations to equity is 250% to 300% while maintaining a strong investment grade rating. We believe this leverage range is appropriate for our business due to the liquidity of our vehicle portfolio and because a substantial component of our assets is supported by long-term customer leases.
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
     Our debt ratings at September 30, 2007 were as follows:

	Short-term	Long-term	Outlook
Moody’s Investors Service	P2	Baa1	Stable (June 2004)
Standard & Poor’s Ratings Services	A2	BBB+	Stable (April 2005)
Fitch Ratings	F2	A-	Stable (July 2005)
     Ryder can borrow up to $870 million through a global revolving credit facility with a syndicate of twelve lenders. The credit facility matures in May 2010 and is used primarily to finance working capital and provide support for the issuance of commercial paper. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at September 30, 2007). At Ryder’s option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 11.0 basis points, which applies to the total facility of $870 million, and is based on Ryder’s current credit ratings. The credit facility contains no provisions restricting its

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, Ryder must maintain a ratio of debt to consolidated tangible net worth, as defined in the agreement, of less than or equal to 300%. The ratio at September 30, 2007 was 130%. At September 30, 2007, $429.6 million was available under the credit facility.
     During 1987, we issued at a discount $100 million principal amount of unsecured debentures due May 2017 at a stated interest rate of 9 7/8%, payable semi-annually. During the second quarter of 2007, we retired the remaining $53 million principal amount of these debentures at a premium. During the second quarter of 2007, we also made a sinking fund payment to retire the remaining $10 million principal amount of 9% unsecured debentures due in May 2016. In connection with these retirements, we incurred a pre-tax charge of $1.3 million related to the premium paid on the early extinguishment and the write-off of related debt discount and issuance costs. See Note (E), “Restructuring and Other Charges (Recoveries),” in the Notes to Consolidated Condensed Financial Statements for additional information.
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
     Ryder Receivable Funding II, L.L.C. (RRF LLC), a bankruptcy remote, consolidated subsidiary of Ryder has a Trade Receivables Purchase and Sale Agreement with various financial institutions. Under this program, Ryder sells certain of its domestic trade accounts receivable to RRF LLC who in turn may sell, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit and (or) committed purchasers. Under the terms of the program, RRF LLC and Ryder have provided representations, warranties, covenants and indemnities that are customary for accounts receivable facilities of this type. Ryder entered into this program to provide additional liquidity to fund its operations, particularly when the cost of such sales is cost effective compared with other funding programs, notably the issuance of unsecured commercial paper. This program is accounted for as a collateralized financing arrangement. The available proceeds that may be received by RRF LLC under the program are limited to $200 million. RRF LLC’s costs under this program may vary based on changes in Ryder’s unsecured debt ratings and changes in interest rates. If no event occurs that would cause early termination, the 364-day program will expire on September 9, 2008. At September 30, 2007, there was $200.0 million outstanding under the agreement. There were no amounts outstanding under the agreement at December 31, 2006.
     At September 30, 2007, we had the following amounts available to fund operations under the aforementioned facilities:

(In millions)
Global revolving credit facility	$430
Trade receivables program	—
Automatic shelf registration	Indeterminate
     We believe that our existing cash and cash equivalents, operating cash flows, commercial paper program, revolving credit facility, automatic shelf registration with the SEC and the trade receivables program will adequately meet our working capital and capital expenditure needs for the foreseeable future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Off-Balance Sheet Arrangements
     Sale and leaseback transactions. We periodically enter into sale-leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions that are not deemed to be variable interest entities (VIEs). In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense. In May 2007, we completed a sale-leaseback transaction of revenue earning equipment with a third party not deemed to be a VIE and this transaction qualified for off-balance sheet treatment. Proceeds from the sale-leaseback transaction totaled $150.3 million. These leases contain limited guarantees by us of the residual values of the leased vehicles (residual value guarantees) that are conditioned upon disposal of the leased vehicles prior to the end of their lease term. The amount of future payments for residual value guarantees will depend on the market for used vehicles and the condition of the vehicles at time of disposal. See Note (J), “Guarantees,” in the Notes to Consolidated Condensed Financial Statements for additional information. We did not enter into any sale-leaseback transactions that qualified for off-balance sheet treatment during the first nine months of 2006.
Pension Information
     The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. For 2007, we have made $55.0 million in pension contributions and we expect to make additional pension contributions for our plans during the remainder of 2007 of approximately $6 million. Our aggregate expected contribution of $61 million exceeds the amount previously disclosed in our 2006 Annual Report by $3 million. Changes in interest rates and the market value of the securities held by the plans during 2007 could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in 2008 and beyond. See Note (M), “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.
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
Share Repurchases and Cash Dividends
     In May 2007, our Board of Directors authorized a $200 million share repurchase program over a period not to exceed two years. Share repurchases of common stock were made periodically in open-market transactions and were subject to market conditions, legal requirements and other factors. Management established a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the May 2007 program, which allowed for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During the third quarter of 2007, we completed the May 2007 program. For the three months ended September 30, 2007, we repurchased and retired approximately 2.1 million shares under the May 2007 program for an aggregate cost of $112.7 million. Under the May 2007 program, we repurchased and retired approximately 3.7 million shares at an aggregate cost of $200.0 million.
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
     In October 2005, our Board of Directors authorized a $175 million share repurchase program over a period not to exceed two years. Share repurchases of common stock were made periodically in open-market transactions and were subject to market conditions, legal requirements and other factors. Management established a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the October 2005 program, which allowed for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During the first quarter of 2006, we completed the October 2005 program. In 2006, we repurchased and retired 1.6 million shares under the October 2005 program at an aggregate cost of $65.9 million.
     In February, May and July 2007, our Board of Directors declared a quarterly cash dividend of $0.21 per share of common stock. This dividend reflects a $0.03 increase from the quarterly cash dividend of $0.18 paid in 2006.
Subsequent Event
     On October 5, 2007, Ryder completed an asset purchase agreement with Pollock NationaLease (“Pollock”), under which we acquired Pollock’s fleet of approximately 2,000 vehicles and nearly 200 contractual customers served by 6 locations for a purchase price of $74 million. The combined network will operate under the Ryder name, complementing Ryder’s market coverage and service network in Canada. The acquisition is expected to add approximately $43 million in annualized revenue, of which approximately 55 percent is related to commercial truck leasing and rental business, and 45 percent is related to transportation-based logistics business.
RECENT ACCOUNTING PRONOUNCEMENTS
     See Note (P), “Recent Accounting Pronouncements” in the Notes to Consolidated Condensed Financial Statements for a discussion of recent accounting pronouncements.

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
     The following table provides a numerical reconciliation of total revenue to operating revenue which was not provided within the MD&A discussion:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(In thousands)

Total revenue	$1,647,724	1,620,549	$4,899,795	4,712,566
Fuel services and subcontracted transportation revenue (1)	(526,988)	(530,232)	(1,600,485)	(1,548,793)
Fuel eliminations	49,948	49,266	147,648	144,413

Operating revenue	$1,170,684	1,139,583	$3,446,958	3,308,186

(1)	Includes intercompany fuel sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
FORWARD-LOOKING STATEMENTS
          Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:
•	the status of our unrecognized tax benefits during the remainder of 2007 related to the U.S. federal, state and foreign tax positions and the impact of recent state tax law changes;

•	our expectations as to anticipated revenue and earnings trends and future economic conditions;

•	the anticipated pre-tax cost savings from our global cost savings initiatives;

•	the expected effect of our Canadian acquisition on revenue;

•	our ability to successfully achieve the operational goals that are the basis of our business strategies, including offering competitive pricing, diversifying our customer base, optimizing asset utilization, leveraging the expertise of our various business segments, serving our customers’ global needs and expanding our support services;

•	impact of losses from conditional obligations arising from guarantees;

•	our expectations as to the future level of vehicle wholesaling activity;

•	our expectations of the long-term residual values of revenue earning equipment;

•	number of NLE vehicles in inventory, and the size of our commercial rental fleet, for the remainder of the year;

•	estimates of free cash flow and capital expenditures for 2007;

•	the adequacy of our accounting estimates and reserves for pension expense, depreciation and residual value guarantees, self-insurance reserves, goodwill impairment, accounting changes and income taxes and the impact of FIN 48;

•	our ability to fund all of our operations for the foreseeable future through internally generated funds and outside funding sources;

•	the anticipated impact of fuel price fluctuations;

•	our expectations as to future pension expense and contributions, as well as the effect of the freeze of the U.S. pension plan on our benefit funding requirements;

•	the anticipated income tax impact of the like-kind exchange program;

•	the anticipated deferral of tax gains on disposal of eligible revenue earning equipment pursuant to our vehicle like-kind exchange program; and

•	our expectations regarding the effect of the adoption of recent accounting pronouncements.
          These statements, as well as other forward-looking statements contained in this Quarterly Report, are based on our current plans and expectations and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors could cause actual results and events to differ significantly from those expressed in any forward-looking statements. These risk factors include, but are not limited to, the following:
•	Market Conditions:
o	Changes in general economic conditions in the U.S. and worldwide leading to decreased demand for our services, lower profit margins and increased levels of bad debt

o	Changes in our customers’ operations, financial condition or business environment that may limit their need for, or ability to purchase, our services

o	Changes in market conditions affecting the commercial rental market or the sale of used vehicles

o	Less than anticipated growth rates in the markets in which we operate

o	Changes in current financial, tax or regulatory requirements that could negatively impact the leasing market
•	Competition:
o	Competition from other service providers, some of which have greater capital resources or lower capital costs

o	Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources

o	Competition from vehicle manufacturers in our FMS business operations

o	Our inability to maintain current pricing levels due to customer acceptance or competition
•	Profitability:
o	Our inability to obtain adequate profit margins for our services

o	Lower than expected customer volumes or retention levels

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
o	Loss of key customers in our SCS and DCC business segments

o	Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis

o	The inability of our business segments to create operating efficiencies

o	Availability of heavy-duty and medium-duty vehicles

o	Sudden changes in fuel prices and fuel shortages

o	Our inability to successfully implement our asset management initiatives

o	An increase in the cost of, or shortages in the availability of, qualified drivers

o	Labor strikes and work stoppages

o	Our inability to manage our cost structure

o	Our inability to limit our exposure for customer claims
•	Financing Concerns:
o	Higher borrowing costs and possible decreases in available funding sources caused by an adverse change in our debt ratings

o	Unanticipated interest rate and currency exchange rate fluctuations

o	Negative funding status of our pension plans caused by lower than expected returns on invested assets and unanticipated changes in interest rates
•	Accounting Matters:
o	Impact of unusual items resulting from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and our organizational structure

o	Reductions in residual values or useful lives of revenue earning equipment

o	Increases in compensation levels, retirement rate and mortality resulting in higher pension expense; regulatory changes affecting pension estimates, accruals and expenses

o	Increases in healthcare costs resulting in higher insurance costs

o	Changes in accounting rules, assumptions and accruals

o	Impact of actual insurance claim and settlement activity compared to historical loss development factors used to project future development
•	Other risks detailed from time to time in our SEC filings
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the third quarter of 2007, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the third quarter of 2007, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.
Changes in Internal Controls over Financial Reporting
     During the three months ended September 30, 2007, there were no changes in Ryder’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect such internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information with respect to purchases we made of our common stock during the three months ended September 30, 2007 and total repurchases:

			Total Number of
			Shares
			Purchased as	Approximate Dollar
	Total Number		Part of Publicly	Value That May Yet
	of Shares	Average Price	Announced	Be Purchased Under
	Purchased(1),(2)	Paid per Share	Program(1),(2)	the Program(1)
July 1 through July 31, 2007	660,768	$54.57	660,000	$76,718,470
August 1 through August 31, 2007	1,110,945	54.24	1,110,000	16,509,839
September 1 through September 30, 2007	304,801	53.97	303,783	—

Total	2,076,514	$54.31	2,073,783

(1)	In May 2007, our Board of Directors authorized a $200 million share repurchase program over a period not to exceed two years. Share repurchases of common stock were made periodically in open-market transactions and were subject to market conditions, legal requirements and other factors. Management established a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the May 2007 program, which allowed for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan.
(2)	During the three months ended September 30, 2007, we purchased an aggregate of 2,073,783 shares of our common stock as part of our share repurchase program and an aggregate of 2,731 shares of our common stock in employee-related transactions outside of the share repurchase program. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plan relating to investments by employees in our common stock, one of the investment options available under the plan.

ITEM 6. EXHIBITS

31.1	Certification of Gregory T. Swienton pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Mark T. Jamieson pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32	Certification of Gregory T. Swienton and Mark T. Jamieson pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC.
(Registrant)

Date: October 24, 2007	By:	/s/ Mark T. Jamieson

Mark T. Jamieson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: October 24, 2007	By:	/s/ Art A. Garcia

Art A. Garcia
Senior Vice President and Controller
(Principal Accounting Officer)