Form 10-K
period 2007-12-31
RYDER SYSTEM INC
filed 2008-02-12
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-4364

RYDER SYSTEM, INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-0739250 (I.R.S. Employer Identification No.)
11690 N.W. 105th Street, Miami, Florida 33178 (Address of principal executive offices, including zip code)	(305) 500-3726 (Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Ryder System, Inc. Common Stock ($0.50 par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold at June 30, 2007 was $3,224,831,825. The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at January 31, 2008 was 58,052,350.

Documents Incorporated by Reference into this Report	Part of Form 10-K into which Document is Incorporated
Ryder System, Inc. 2008 Proxy Statement	Part III

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

For financial information and other information relating to each of our business segments see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” of this report.

INDUSTRY AND OPERATIONS

Fleet Management Solutions

Over the last several years, many key trends have been reshaping the transportation industry, particularly the $61 billion U.S. private commercial fleet market and the $26 billion U.S. commercial fleet lease and rental market. Commercial vehicles have become more complicated requiring companies to spend a significant amount of time and money to keep up with new technology, diagnostics, retooling and training. Because of increased demand for convenience, speed and reliability, companies that own and manage their own fleet of vehicles have put greater emphasis on the quality of their preventive maintenance and safety programs. Finally, new regulatory requirements such as regulations covering diesel emissions and the number of off-duty rest hours a driver must take (hours of service regulations) have placed additional administrative burdens on private fleet owners.

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

For the year ended December 31, 2007, our global FMS business accounted for 57% of our consolidated revenue. Our FMS customers in the U.S. range from small businesses to large national enterprises. These customers operate in a wide variety of industries, the most significant of which include beverage, newspaper, grocery, lumber and wood products, home furnishings and metal. At December 31, 2007, we had a U.S. fleet of approximately 126,400 commercial trucks, tractors and trailers leased or rented through 683 locations in 49 states and Puerto Rico. At December 31, 2007, we operated 221 on-site maintenance facilities in the U.S. and Puerto Rico. On January 11, 2008, we entered into an asset purchase agreement with Lily Transportation Corporation (“Lily”) under which we acquired Lily’s fleet of approximately 1,600 vehicles and over 200 contractual customers.

Our domestic FMS business is divided into 3 regions: East, Central and West. Each region is divided into 8 to 16 business units (BU) and each BU contains approximately 10 to 30 branch locations. A branch location typically consists of a maintenance facility or “shop,” offices for sales and other personnel, and in many cases, a commercial rental counter. Our maintenance facilities typically include a service island for fueling, safety inspections and preliminary maintenance checks as well as a shop for preventive maintenance and repairs.

Full Service Leasing.  Under a typical full service lease, we provide vehicle maintenance, supplies and related equipment necessary for operation of the vehicles while our customers furnish and supervise their own drivers and dispatch and exercise control over the vehicles. We target leasing customers that would benefit from outsourcing their fleet management function or upgrading their fleet without having to dedicate a significant amount of their own capital. We will assess a customer’s situation and, after considering the size of the customer, residual risk and other factors, will tailor a leasing program that best suits the customer’s needs. Once we have agreed on a leasing program, we acquire vehicles and components that are custom engineered to the customer’s requirements and lease the vehicles to the customer for periods generally ranging from three to seven years for trucks and tractors and up to ten years for trailers. Because we purchase a large number of vehicles from a limited number of manufacturers, we are able to leverage our buying power for the benefit of our customers. In addition, given our continued focus on improving the efficiency and effectiveness of our maintenance services, we can provide our customers with a cost effective alternative to maintaining their own fleet of vehicles. Our full service lease includes all the maintenance services that are part of our contract maintenance service offering. We also offer our leasing customers the additional fleet support services described below. At December 31, 2007, we leased approximately 95,900 vehicles under full service leases in the U.S. At December 31, 2007, we had approximately 11,000 full service lease customer accounts in the U.S.

Contract Maintenance.  Our contract maintenance customers typically include our full service lease customers as well as other customers that want to utilize our extensive network of maintenance facilities and trained technicians to maintain the vehicles they own or lease from third parties, usually a bank or other financial institution. The contract maintenance service offering is designed to reduce vehicle downtime through preventive and predictive maintenance based on vehicle type and driving habits, vehicle repair including parts and labor, 24-hour emergency roadside service and replacement vehicles for vehicles that are temporarily out of service. These vehicles are typically serviced at our own facilities. However, based on the size and complexity of a customer’s fleet, we may operate an on-site maintenance facility at the customer’s location. At December 31, 2007, we had approximately 1,100 contract maintenance customer accounts in the U.S., 500 of which are not full service lease customers.

Commercial Rental.  We target rental customers that have a need to supplement their private fleet of vehicles on a short-term basis (typically from less than one month up to one year in length) either because of seasonal increases in their business or discrete projects that require additional transportation resources. Our commercial rental fleet also provides additional vehicles to our full service lease customers to handle their peak or seasonal business needs. Our rental representatives assist in selecting a vehicle that satisfies the customer’s needs and supervise the rental process, which includes execution of a rental agreement and a vehicle inspection. In addition to vehicle rental, we extend to our rental customers liability insurance coverage under our existing policies and the benefits of our comprehensive fuel services program. At December 31, 2007, a fleet of approximately 28,100 vehicles, ranging from heavy-duty tractors and trailers to light-duty trucks, was available for commercial short-term rental in the U.S. The utilization rate of the U.S. rental fleet during fiscal year 2007 was approximately 71% (based on 365 days). At December 31, 2007, we had approximately 10,300 commercial rental customer accounts in the U.S.

Contract-Related Maintenance.  Our full service lease and contract maintenance customers periodically require additional maintenance services that are not included in their contracts. For example, additional maintenance services may arise when a customer’s driver damages the vehicle and these services are performed or managed by Ryder. Some customers also periodically require maintenance work on vehicles that are not covered by a lease or maintenance contract. Ryder may provide service on these vehicles and charge the customer on an hourly basis for work performed. We obtain contract-related maintenance work because of our contractual relationship with the customers; however, the service provided is in addition to that included in their contractual agreements.

Fleet Support Services.  We offer a variety of fleet support services in order to capitalize on our large base of lease customers. Currently, we offer the following fleet support services:

Service	Description

Insurance	Liability insurance coverage under Ryder’s existing insurance policies which includes monthly invoicing, discounts based on driver performance and vehicle specifications, flexible deductibles and claims administration; physical damage waivers; gap insurance; fleet risk assessment

Safety	Establishing safety standards; providing safety training, driver certification, prescreening and road tests; safety audits; instituting procedures for transport of hazardous materials; coordinating drug and alcohol testing; loss prevention consulting

Fuel	Full service and fuel purchasing at competitive prices; fuel planning; fuel tax reporting; centralized billing; fuel cards

Administrative	Vehicle use and other tax reporting; permitting and licensing; regulatory compliance (including hours of service administration)

Environmental management	Storage tank monitoring; stormwater management; environmental training; ISO 14001 certification

Information technology	RydeSmartTM is a full-featured GPS fleet location, tracking, and vehicle performance management system designed to provide our customers improved fleet operations and cost controls. FleetCARE is our web based tool that provides customers with 24/7 access to key operational and maintenance management information about their fleets.

Used Vehicles.  We typically sell our used vehicles at one of our 58 sales centers throughout North America, at our branch locations or through our website at www.Usedtrucks.Ryder.com. Typically, before we offer used vehicles for sale, our technicians assure that it is Road ReadyTM, which means that the vehicle has passed a comprehensive, multi-point performance inspection based on specifications formulated through our contract maintenance program. Our sales centers throughout North America allow us to leverage our expertise and in turn realize higher sales proceeds than in the wholesale market. Although we typically sell our used vehicles for prices in excess of book value, the extent to which we are able to realize a gain on the sale of used vehicles is dependent upon various factors including the general state of the used vehicle market, the age and condition of the vehicle at the time of its disposal and depreciation rates with respect to the vehicle.

FMS Business Strategy.  Our FMS business strategy revolves around the following interrelated goals and priorities:

•	improve customer retention levels;

•	successfully implement sales growth initiatives in our contractual product offerings;

•	focus on contractual revenue growth strategies, including the evaluation of selective acquisitions;

•	optimize asset utilization and management;

•	leverage infrastructure;

•	deliver unparalleled maintenance to our customers while continuing to implement process designs, productivity improvements and compliance discipline;

•	offer a wide range of support services that complement our leasing, rental and maintenance businesses; and

•	offer competitive pricing through cost management initiatives and maintain pricing discipline on new business.

Supply Chain Solutions

The global supply chain logistics market is estimated to be $317 billion. Several key trends are affecting the market for third-party logistics services. Outsourcing all or a portion of a customer’s supply chain is becoming a more attractive alternative for several reasons including: (1) the lengthening of the global supply chain due to the location of manufacturing activities further away from the point of consumption, (2) the increasing complexity of customers’ supply chains, and (3) the need for new and innovative technology-based solutions. In addition, industry consolidation is increasing as providers look to expand their service offerings and create economies of scale in order to be competitive and satisfy customers’ global needs. To meet our customers’ demands in light of these trends, we provide an integrated suite of global supply chain solutions with sophisticated technologies and industry-leading engineering services, designed to help our customers manage their supply chains more efficiently.

Through our SCS business, we offer a broad range of innovative lead logistics management services that are designed to optimize a customer’s global supply chain and address the needs and concerns reflected by the trends previously mentioned. The term “supply chain” refers to a strategically designed process that directs the movement of materials, funds and related information from the acquisition of raw materials to the delivery of finished products to the end-user. Our SCS product offerings are organized into three categories: professional services, distribution operations and transportation solutions. We also offer our SCS customers a variety of information technology solutions which are an integral part of our other SCS services. For the year ended December 31, 2007, we estimated 69% of our global SCS revenue was related to dedicated contract carriage.

For the year ended December 31, 2007, our SCS business accounted for 34% of our consolidated revenue. At December 31, 2007, we had 102 SCS customer accounts in the U.S., most of which are large enterprises that maintain large, complex supply chains. These customers operate in a variety of industries including automotive, electronics, high-tech, telecommunications, industrial, consumer goods, paper and paper products, office equipment, food and beverage, and general retail industries. Our largest customer, General Motors Corporation (GM), is comprised of multiple contracts in various geographic regions. In 2007, GM accounted for approximately 42% of SCS total revenue, 19% of SCS operating revenue (total revenue less subcontracted transportation) and 14% of consolidated Ryder revenue. Effective January 1, 2008, our contractual relationship for certain transportation management services changed, and we determined, after a formal review of the terms and conditions of the services, we will be acting as an agent in the arrangement. As a result, total revenue will decrease in the future due to the reporting of revenue net of subcontracted transportation expense. This change in contract terms will have no impact on earnings. During 2007, 2006 and 2005, revenue associated with this portion of the contract was $640 million, $565 million and $360 million, respectively.

Unlike our FMS operations, which are managed through a network of regional offices, BUs and branch locations, most of our core SCS business operations in the U.S. revolve around our customers’ supply chains and are geographically located to maximize efficiencies and reduce costs. These SCS facilities are typically leased. At December 31, 2007, leased SCS warehouse space totaled approximately 9 million square feet for the U.S. and Puerto Rico. Along with those core customer specific locations, we also concentrate certain logistics expertise in locations not associated with specific customer sites. For example, our carrier procurement, contract management and freight bill audit and payment services groups operate out of our carrier management center in Ann Arbor, Michigan, and our transportation optimization and execution groups operate out of our logistics centers in Farmington Hills, Michigan, and Ft. Worth, Texas.

We are awarded a significant portion of our SCS business through requests for proposals (RFP) processes. Many companies that maintain elaborate supply chain networks, including many of our existing customers, submit an RFP with respect to all or a portion of their supply chain. A team of SCS operations and logistics design specialists, as well as representatives from our finance, real estate and information technology departments, will formulate a bid that includes a proposed supply chain solution as well as pricing information. The bid may include one or more of the following SCS services:

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

Distribution Operations.  Our SCS business offers a wide range of services relating to a customer’s distribution operations from designing a customer’s distribution network to managing the customer’s existing distribution facilities or a facility we acquire. Services within the facilities generally include managing the flow of goods from the receiving function to the shipping function, coordinating warehousing and transportation for inbound material flows, handling import and export for international shipments and coordinating just-in-time replenishment of component parts to manufacturing and final assembly. Additional value-added services such as light assembly of components into defined units (kitting), packaging and refurbishment are also provided.

Transportation Solutions.  Our SCS business offers services relating to all aspects of a customer’s transportation network. Our team of transportation specialists provides shipment planning and execution, which includes shipment consolidation, load scheduling and delivery confirmation through a series of technological and web-based solutions. Our transportation consultants, in conjunction with our Ryder Freight Brokerage department, focus on carrier procurement of all modes of transportation with an emphasis on truck-based transportation, rate negotiation and freight bill audit and payment services. In addition, our SCS business provides customers as well as our FMS and DCC businesses with capacity management services that are designed to create load-building opportunities and minimize excess capacity. For the year ended December 31, 2007, we purchased over $2 billion in freight moves.

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

Dedicated Contract Carriage

The U.S. dedicated contract carriage market is estimated to be $11 billion. This market is affected by many of the trends that impact our FMS business such as the increased cost associated with purchasing and maintaining a fleet of vehicles. The administrative burden relating to regulations issued by the Department of Transportation (DOT) regarding driver screening, training and testing, as well as record keeping and other costs associated with the hours of service requirements, make our DCC product an attractive alternative to private fleet management. In addition, market demand for just-in-time delivery creates a need for well-defined routing and scheduling plans that are based on comprehensive asset utilization analysis and fleet rationalization studies.

Through our DCC business segment, we combine the equipment, maintenance and administrative services of a full service lease with drivers and additional services to provide a customer with a dedicated transportation solution that is designed to increase their competitive position, improve risk management and integrate their transportation needs with their overall supply chain. Such additional services include routing and scheduling, fleet sizing, safety, regulatory compliance, risk management, technology and communication systems support including on-board computers, and other technical support. These additional services allow us to address, on behalf of our customers, the labor issues associated with maintaining a private fleet of vehicles, such as driver turnover, government regulation, including hours of service regulations, DOT audits and workers’ compensation.

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

Because it is highly customized, our DCC product is particularly attractive to companies that operate in industries that have time-sensitive deliveries or special handling requirements, such as newspapers and refrigerated products, as well as to companies whose distribution systems involve multiple stops within a closed loop highway route. Because DCC accounts typically operate in a limited geographic area, most of the drivers assigned to these accounts are shorthaul drivers, meaning they return home at the end of each work day.

For the year ended December 31, 2007, our DCC business accounted for 9% of our consolidated revenue. At December 31, 2007, we had approximately 300 DCC customer accounts in the U.S. Although a significant portion of our DCC operations are located at customer facilities, our DCC business utilizes and benefits from our extensive network of FMS facilities.

DCC Business Strategy.  Our DCC business strategy revolves around the following interrelated goals and priorities:

•	align our DCC and SCS businesses to create revenue opportunities and improve operating efficiencies in both segments, particularly through increased backhaul utilization;

•	increase market share with customers with large fleets that require a more comprehensive and flexible transportation solution;

•	leverage the expertise and resources of our FMS and SCS businesses; and

•	expand our DCC support services to create customized transportation solutions for new customers and enhance the solutions we have created for existing customers.

International

In addition to our operations in the U.S., we have FMS operations in Canada and Europe and SCS operations in Canada, Latin America, Europe and Asia. Our goal is to expand our international operations by leveraging our domestic product offerings and customer base.

Canada.  We have been operating in Canada for over 50 years. Our FMS operations in Canada include full service leasing, contract maintenance, contract-related maintenance and commercial rental. We also offer fleet support services such as insurance, fuel services and administrative services. On October 5, 2007, we entered into an asset purchase agreement with Pollock NationaLease (“Pollock”), under which we acquired Pollock’s fleet of approximately 2,000 vehicles and nearly 200 contractual customers served by 6 locations. At December 31, 2007, we had a fleet of approximately 12,400 commercial trucks, tractors and trailers leased or rented from 52 locations throughout 6 Canadian provinces. We also have 2 on-site maintenance facilities in Canada. At December 31, 2007, we leased vehicles to approximately 1,400 full service lease customer accounts in Canada and performed contract maintenance on approximately 120 customer accounts in Canada.

Our Canadian SCS operations also include a full range of services including lead logistics management services and distribution and transportation solutions. Given the proximity of this market to our U.S. operations, the Canadian operations are highly coordinated with their U.S. counterparts, managing cross-border transportation and freight movements. At December 31, 2007, we had approximately 60 SCS customer accounts and leased SCS warehouse space totaling approximately 700,000 square feet in Canada.

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

At December 31, 2007, we had a fleet of approximately 11,800 commercial trucks, tractors and trailers leased or rented through 39 locations throughout the U.K., Ireland and Germany. We also manage a network of 300 independent maintenance facilities in the U.K. to serve our customers where it is more effective than providing the service in a Ryder managed location. In addition to our typical FMS operations, we also supply and manage vehicles, equipment and personnel for military organizations in the U.K. and Germany. At December 31, 2007, we leased vehicles to approximately 1,000 full service lease customer accounts in Europe.

Our European SCS operations include a complete range of service offerings including lead logistics management services, distribution and transportation solutions, and logistics consulting and design services. In addition, we operate a comprehensive shipment, planning and execution system through our European transportation management services center located in Düsseldorf, Germany. At December 31, 2007, we had 24 SCS customer accounts and leased SCS warehouse space totaling approximately 200,000 square feet in Europe.

Latin America.  We began operating in Mexico, Brazil and Argentina in the mid-1990s and in Chile in 2004. In all of these markets we offer a full range of SCS services, including managing distribution operations and cross-docking terminals, and designing and managing customer specific solutions. In our Argentina and Brazil operations, we also offer international transportation services for freight moving between these markets, including transportation, backhaul and customs procedure management. Our Mexico operations also manage approximately 3,000 border crossings each week between Mexico and the U.S., often highly integrated with our domestic distribution and transportation operations. At December 31, 2007, we operated and maintained 1,200 vehicles in Latin America. At December 31, 2007, we had 215 SCS customer accounts and leased SCS warehouse space totaling approximately 5 million square feet in Latin America.

Asia.  We began operating in Asia in 2000. Although our Asian operations are headquartered in Singapore, we also provide services in China via our Shanghai office and coordinate logistics activities in countries such as Malaysia. As part of our strategy to expand with our customers into major markets, we will continue to refine our strategy in China and focus our efforts on growing our operations in that region. We offer a wide range of SCS services to customers in the region, including management of distribution operations, domestic transportation management, coordination, scheduling and management of international freight movement, postponement, bundling and other customization activities, and freight procurement. At December 31, 2007, we had 56 SCS customer accounts and owned and leased SCS warehouse space totaling approximately 441,000 square feet in Asia.

Administration

We have consolidated most of our financial administrative functions for the U.S. and Canada, including credit, billing and collections, into our Shared Services Center operations, a centralized processing center located in Alpharetta, Georgia. Our Shared Services Center also manages contracted third parties providing administrative finance and support services outside of the U.S. in order to reduce ongoing operating expenses and maximize our technology resources. This centralization results in more efficient and consistent centralized processing of selected administrative operations. Certain administrative functions are also performed at the Shared Services Center for our customers. The Shared Services Center’s main objectives are to reduce ongoing annual administrative costs, enhance customer service through process standardization, create an organizational structure that will improve market flexibility and allow future reengineering efforts to be more easily attained at lower implementation costs.

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

Environmental

We have always been committed to good environmental practices that reduce risk and build value for us and our customers. We have a history of adopting “green” designs and processes because they are efficient, cost effective transportation solutions that improve our bottom line and bring value to our customers. We adopted our first worldwide Environmental Policy mission in 1991 and published our first environmental performance report in 1996 following PERI (Public Environmental Reporting Initiative) guidelines. Our environmental policy reflects our commitment to supporting the goals of sustainable development, environmental protection and pollution prevention in our business. We have adopted pro-active environmental strategies that have advanced business growth and continued to improve our performance in ways that reduce emission outputs and environmental impact. Our environmental team works with our staff and operating employees to develop and administer programs in support of our environmental policy and to help ensure that environmental considerations are integrated into all business processes and decisions.

In establishing appropriate environmental objectives and targets for our wide range of business activities around the world, we focus on (i) the needs of our customers, (ii) the communities in which we provide services and (iii) relevant laws and regulations. We regularly review and update our environmental management procedures, and information regarding our environmental activities is routinely disseminated throughout Ryder. In 2008, we launched a “Green Center” on http://www.Ryder.com/greencenter to share our key environmental programs and initiatives with all stakeholders.

Safety

Safety is an integral part of our strategy because preventing injury and decreasing service interruptions increases efficiency and customer satisfaction. In 2002, we were awarded the Green Cross for Safety from the National Safety Council for our commitment to workplace safety and corporate citizenship.

Our Safety department focuses on (i) recruiting and maintaining qualified drivers; (ii) improving driver and management safety training; (iii) implementing periodic reviews of driver records; (iv) creating incentives for drivers and technicians with good safety records; and (v) raising awareness of safety-related issues on a company-wide basis. Our Safety, Health and Security Policy requires that all managers, supervisors, and employees ensure that safety, health and security processes are incorporated into all aspects of our business.

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

Risk Management

The nature of our business exposes us to risk of liability for loss to our customers’ vehicle liability, workers’ compensation, property damage and inventory when in our care. We currently have large deductible insurance programs with highly rated insurers for auto liability, physical damage, cargo and workers’ compensation. Based on actuarial analysis, we accrue for the funding of claims under the deductible. Management believes that our insurance coverage is adequate.

Competition

As an alternative to using our services, customers may choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors.

Our FMS and DCC business segments compete with companies providing similar services on a national, regional and local level. Many regional and local competitors provide services on a national level through their participation in various cooperative programs. Competitive factors include price, equipment, maintenance, service and geographic coverage and, with respect to DCC, driver and operations expertise. We compete with finance lessors and also with truck and trailer manufacturers, and independent dealers, who provide full service lease products, finance leases, extended warranty maintenance, rental and other transportation services. Value-added differentiation of the full service leasing, contract maintenance, contract-related maintenance and commercial rental service and DCC offerings has been, and will continue to be, our emphasis.

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

Employees

At December 31, 2007, we had approximately 28,800 full-time employees worldwide, of which 23,400 were employed in North America, 3,400 in Latin America, 1,500 in Europe and 500 in Asia. We have approximately 16,000 hourly employees in the U.S., approximately 3,900 of which are organized by labor unions. These employees are principally represented by the International Brotherhood of Teamsters, the

International Association of Machinists and Aerospace Workers, and the United Auto Workers, and their wages and benefits are governed by 95 labor agreements that are renegotiated periodically. None of the businesses in which we currently engage have experienced a material work stoppage, slowdown or strike and we consider that our relationship with our employees is good.

EXECUTIVE OFFICERS OF THE REGISTRANT

All of the executive officers of Ryder were elected or re-elected to their present offices either at or subsequent to the meeting of the Board of Directors held on May 4, 2007 in conjunction with Ryder’s 2007 Annual Meeting. They all hold such offices, at the discretion of the Board of Directors, until their removal, replacement or retirement.

Name	Age	Position

Gregory T. Swienton	58	Chairman of the Board and Chief Executive Officer

Robert E. Sanchez	42	Executive Vice President and Chief Financial Officer

Robert D. Fatovic	42	Executive Vice President, General Counsel and Corporate Secretary

Art A. Garcia	46	Senior Vice President and Controller

Gregory F. Greene	48	Executive Vice President and Chief Human Resources Officer

Thomas S. Renehan	45	Executive Vice President, Sales and Marketing, U.S. Fleet Management Solutions

Anthony G. Tegnelia	62	President, U.S. Fleet Management Solutions

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

Robert E. Sanchez has served as Executive Vice President and Chief Financial Officer since October 2007. He previously served as Executive Vice President of Operations, U.S. Fleet Management Solutions from October 2005 to October 2007 and as Senior Vice President and Chief Information Officer from January 2003 to October 2005. Previously, he also served as Senior Vice President of Global Transportation Management from March 2002 to January 2003 and as Chief Information Officer from June 2001 to March 2002. Mr. Sanchez joined Ryder in 1993 as a Senior Business System Designer.

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

Art A. Garcia has served as Senior Vice President and Controller since October 2005. Previously, Mr. Garcia served as Vice President and Controller from February 2002 to October 2005, and Group Director, Accounting Services, from September 2000 to February 2002 and from April 2000 to June 2000. Mr. Garcia was Chief Financial Officer of Blue Dot Services, Inc., a national provider of heating and air conditioning services, from June 2000 to September 2000. Mr. Garcia served as Director, Corporate Accounting, for Ryder from April 1998 to April 2000. Mr. Garcia joined Ryder in December 1997 as Senior Manager, Corporate Accounting.

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

Thomas S. Renehan has served as Executive Vice President, Sales and Marketing, U.S. Fleet Management Solutions, since October 2005. He previously served as Senior Vice President, Sales and Marketing from July 2005 to October 2005, as Senior Vice President, Asset Management, Sales and Marketing from March 2004 to July 2005, as Senior Vice President, Asset Management from December 2002 to March 2004 and as Vice President, Asset Management from June 2001 to December 2002. Prior to heading Asset Management, Mr. Renehan served as Vice President, Fleet Management Solutions in the Southwest Region from January 2000 to June 2001. Mr. Renehan joined Ryder in October 1985 and has held various positions with Ryder since that time.

Anthony G. Tegnelia has served as President, U.S. Fleet Management Solutions since October 2005. He previously served as Executive Vice President, U.S. Supply Chain Solutions from December 2002 to October 2005. Prior to that, he was Senior Vice President, Global Business Value Management. Mr. Tegnelia joined Ryder in 1977 and has held a variety of other positions with Ryder including Senior Vice President and Chief Financial Officer of Supply Chain Solutions business segment and Senior Vice President, Field Finance.

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

ITEM 1A. RISK FACTORS

In addition to the factors discussed elsewhere in this report, the following are some of the important factors that could affect our business.

Our operating and financial results may fluctuate due to a number of factors, many of which are beyond our control.

Our annual and quarterly operating and financial results are affected by a number of economic, regulatory and competitive factors, including:

•	changes in economic conditions affecting the financial health of our customers and suppliers;

•	changes in current financial, tax or regulatory requirements that could negatively impact the leasing market;

•	changes in market conditions affecting the commercial rental market or the sale of used vehicles;

•	our inability to obtain expected customer retention levels or sales growth targets;

•	unanticipated interest rate and currency exchange rate fluctuations;

•	labor strikes or work stoppages affecting us or our customers;

•	sudden changes in fuel prices and fuel shortages;

•	competition from vehicle manufacturers in our U.K. business operations; and

•	changes in accounting rules, estimates, assumptions and accruals.

We bear the residual risk on the value of our vehicles.

We generally bear the residual risk on the value of our vehicles. Therefore, if the market for used vehicles declines, or our vehicles are not properly maintained, we may obtain lower sales proceeds upon the sale of used vehicles. Changes in residual values also impact the overall competitiveness of our full service lease product line, as estimated sales proceeds are a critical component of the overall price of the product. Additionally, sudden changes in supply and demand together with other market factors beyond our control vary from year to year and from vehicle to vehicle, making it difficult to accurately predict residual values used in calculating our depreciation expense. Although we have developed disciplines related to the management and maintenance of our vehicles that are designed to prevent these losses, there is no assurance that these practices will sufficiently reduce the residual risk. For a detailed discussion on our accounting policies and assumptions relating to depreciation and residual values, please see the section titled “Critical Accounting Estimates — Depreciation and Residual Value Guarantees” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our profitability could be adversely impacted by our inability to maintain appropriate asset utilization rates through our asset management initiatives.

We typically do not purchase vehicles for our full service lease product line until we have an executed contract with a customer. In our commercial rental product line, however, we do not purchase vehicles against specific customer contracts. Rather, we purchase vehicles and optimize the size and mix of the commercial rental fleet based upon our expectations of overall market demand for short-term and long-term rentals. As a result, we bear the risk for ensuring that we have the proper vehicles in the right condition and location to effectively capitalize on this market demand to drive the highest levels of utilization and revenue per unit. We employ a sales force and operations team on a full-time basis to manage and optimize this product line; however, their efforts may not be sufficient to overcome a significant change in market demand in the rental business or used vehicle market.

We derive a significant portion of our SCS revenue from a small number of customers, many of which are in the automotive industry.

During 2007, sales to our top ten SCS customers accounted for 72% of our SCS total revenue and 60% of our SCS operating revenue (revenue less subcontracted transportation), with GM accounting for 42% of our SCS total revenue and 19% of our SCS operating revenue. The loss of any of these customers or a significant reduction in the services provided to any of these customers, particularly GM, could impact our domestic and international operations and adversely affect our SCS financial results. While we continue to focus our efforts on diversifying our customer base both outside and within the automotive industry, we may not be successful in doing so in the short-term.

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

We hire drivers primarily for our DCC and SCS business segments. There is significant competition for qualified drivers in the transportation industry. As a result of driver shortages, we could be required to increase driver compensation, let trucks sit idle, utilize less experienced drivers or face difficulty meeting customer demands, all of which could adversely affect our growth and profitability.

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

Numerous competitive factors could impair our ability to maintain our current profitability. These factors include the following:

•	we compete with many other transportation and logistics service providers, some of which have greater capital resources than we do;

•	some of our competitors periodically reduce their prices to gain business, which may limit our ability to maintain or increase prices;

•	because cost of capital is a significant competitive factor, any increase in either our debt or equity cost of capital as a result of reductions in our debt rating or stock price volatility could have a significant impact on our competitive position; and

•	advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments.

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

We sponsor a number of defined benefit plans for employees in the U.S., U.K. and other foreign locations. We are required to make cash contributions to our defined benefit plans to the extent necessary to comply with minimum funding requirements imposed by employee benefit and tax laws. Our major defined benefit plans are funded, with trust assets invested in a diversified portfolio. The projected benefit obligation and assets of our global defined benefit plans as of December 31, 2007 were $1.52 billion. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining pension expense and the ongoing funding requirements of those plans. Changes in interest rates, mortality rates, investment returns and the market value of plan assets can affect the funded status of our pension plans and cause volatility in the pension expense and future funding requirements. On January 5, 2007, our Board of Directors approved an amendment to freeze U.S. pension plans effective December 31, 2007 for current participants who did not meet certain grandfathering criteria. For a detailed discussion on our accounting policies and assumptions relating to our pension plans, please see the section titled “Critical Accounting Estimates — Pension Plans” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We establish self-insurance reserves based on historical loss development factors, which could lead to adjustments in the future based on actual development experience.

We retain a portion of the accident risk under vehicle liability and workers’ compensation insurance programs. Our self-insurance accruals are based on actuarially estimated, undiscounted cost of claims, which includes claims incurred but not reported. While we believe that our estimation processes are well designed, every estimation process is inherently subject to limitations. Fluctuations in the frequency or severity of accidents make it difficult to precisely predict the ultimate cost of claims. In recent years, our development has been favorable compared to historical selected loss development factors because of improved safety performance, payment patterns and settlement patterns; however, there is no assurance we will continue to enjoy similar favorable development in the future. For a detailed discussion on our accounting policies and assumptions relating to our self-insurance reserves, please see the section titled “Critical Accounting Estimates — Self-Insurance Accruals” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our properties consist primarily of vehicle maintenance and repair facilities, warehouses and other real estate and improvements.

We maintain 793 FMS locations in the U.S., Puerto Rico and Canada; we own 434 of these facilities and lease the remaining facilities. Our FMS locations generally include a repair shop, rental counter, fuel service island and administrative offices.

Additionally, we manage 223 on-site maintenance facilities, located at customer locations.

We also maintain 145 locations in the U.S. and Canada in connection with our domestic SCS and DCC businesses. Almost all of our SCS locations are leased and generally include a warehouse and administrative offices.

We maintain 96 international locations (locations outside of the U.S. and Canada) for our international businesses. These locations are in the U.K., Ireland, Germany, Mexico, Argentina, Brazil, Chile, China, Thailand and Singapore. The majority of these locations are leased and generally include a repair shop, warehouse and administrative offices.

ITEM 3. LEGAL PROCEEDINGS

Our subsidiaries are involved in various claims, lawsuits and administrative actions arising in the normal course of our businesses. Some involve claims for substantial amounts of money and (or) claims for punitive damages. While any proceeding or litigation has an element of uncertainty, management believes that the disposition of such matters, in the aggregate, will not have a material impact on our consolidated financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the quarter ended December 31, 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Ryder Common Stock Prices

			Dividends per
	Stock Price		Common
	High	Low	Share

2007

First quarter	$55.62	47.88	0.21
Second quarter	55.89	49.24	0.21
Third quarter	57.70	48.19	0.21
Fourth quarter	49.93	38.95	0.21

2006
First quarter	$46.04	39.61	0.18
Second quarter	59.93	44.47	0.18
Third quarter	58.31	47.38	0.18
Fourth quarter	55.32	50.36	0.18

Our common shares are listed on the New York Stock Exchange under the trading symbol “R.” At January 31, 2008, there were 9,914 common stockholders of record and our stock price on the New York Stock Exchange was $52.00.

Performance Graph

The following graph compares the performance of our common stock with the performance of the Standard & Poor’s 500 Composite Stock Index and the Dow Jones Transportation 20 Index for a five year period by measuring the changes in common stock prices from December 31, 2002 to December 31, 2007.

The stock performance graph assumes for comparison that the value of the Company’s Common Stock and of each index was $100 on December 31, 2002 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Purchases of Equity Securities

The following table provides information with respect to purchases we made of our common stock during the three months ended December 31, 2007:

			Total Number of
			Shares Purchased as	Maximum Number	Approximate Dollar
	Total Number	Average Price	Part of Publicly	of Shares That May	Value That May
	of Shares	Paid per	Announced	Yet Be Purchased	Yet Be Purchased
	Purchased(1)	Share	Program	Under the Program(2)	Under the Program(3)

October 1 through October 31, 2007	6,509	$47.02	—	—	$—
November 1 through November 30, 2007	947	46.29	—	—	—
December 1 through December 31, 2007	244	48.72	—	2,000,000	300,000,000

Total	7,700	$46.99	—

(1)	During the three months ended December 31, 2007, we purchased an aggregate of 7,700 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plan relating to investments by employees in our common stock, one of the investment options available under the plan.

(2)	In December 2007, our Board of Directors authorized a two-year anti-dilutive repurchase program. Under the anti-dilutive program, management is authorized to repurchase shares of common stock in an amount not to exceed the lesser of the number of shares issued to employees upon the exercise of stock options or through the employee stock purchase plan for the period from September 1, 2007 to December 12, 2009, or 2 million shares. Share repurchases of common stock may be made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the anti-dilutive repurchase program, which would allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During 2007, no repurchases had been made under this program.

(3)	In December 2007, our Board of Directors also authorized a $300 million share repurchase program over a period not to exceed two years. Share repurchases of common stock may be made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the $300 million share repurchase program, which would allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During 2007, no repurchases had been made under this program.

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes information as of December 31, 2007 about certain plans which provide for the issuance of common stock in connection with the exercise of stock options and other share-based awards.

Number of
Securities
Remaining
Available for
	Number of		Future Issuance
	Securities to be		Under Equity
	Issued upon	Weighted-Average	Compensation
	Exercise of	Exercise Price of	Plans Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in
Plans	and Rights	and Rights	Column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders:
Broad based employee stock option plans	3,285,170	$38.90	2,812,572
Employee stock purchase plan	—	—	719,574
Non-employee director’s stock plans	169,828	18.29	41,471
Equity compensation plans not approved by security holders	—	—	—

Total	3,454,998	$37.88	3,573,617

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial information should be read in conjunction with Items 7 and 8 of this report.

	Years ended December 31
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share amounts)

Operating Data:
Revenue	$6,565,995	6,306,643	5,740,847	5,150,278	4,802,294
Earnings from continuing operations(1)	$253,861	248,959	227,628	215,609	135,559
Net earnings(1),(2)	$253,861	248,959	226,929	215,609	131,436

Per Share Data:
Earnings from continuing operations — Basic(1)	$4.28	4.09	3.57	3.35	2.15
Net earnings — Basic(1),(2)	$4.28	4.09	3.56	3.35	2.09
Earnings from continuing operations — Diluted(1)	$4.24	4.04	3.53	3.28	2.12
Net earnings — Diluted(1),(2)	$4.24	4.04	3.52	3.28	2.06
Cash dividends	$0.84	0.72	0.64	0.60	0.60
Book value(3)	$32.52	28.34	24.69	23.48	20.85

Financial Data:
Total assets	$6,854,649	6,828,923	6,033,264	5,683,164	5,323,265
Average assets(4)	$6,914,060	6,426,546	5,922,758	5,496,429	4,989,565
Return on average assets(%)(4)	3.7	3.9	3.8	3.9	2.6
Total debt	$2,776,129	2,816,943	2,185,366	1,783,216	1,815,900
Long-term debt	$2,553,431	2,484,198	1,915,928	1,393,666	1,449,489
Shareholders’ equity(3)	$1,887,589	1,720,779	1,527,456	1,510,188	1,344,385
Debt to equity(%)(3)	147	164	143	118	135
Average shareholders’ equity(3),(4)	$1,790,814	1,610,328	1,554,718	1,412,039	1,193,850
Return on average shareholders’ equity(%)(3),(4)	14.2	15.5	14.6	15.3	11.0
Adjusted return on capital(%)(5)	7.4	7.9	7.8	7.7	6.5
Net cash provided by operating activities	$1,102,939	853,587	779,062	866,849	803,613
Capital expenditures paid	$1,317,236	1,695,064	1,399,379	1,092,158	734,509

Other Data:
Average common shares — Basic (in thousands)	59,324	60,873	63,758	64,280	62,954
Average common shares — Diluted (in thousands)	59,845	61,578	64,560	65,671	63,871
Number of vehicles — Owned and leased	159,400	165,900	162,300	164,400	160,200
Average number of vehicles — Owned and leased(6)	163,800	163,300	164,900	164,300	159,900
Number of employees	28,800	28,600	27,800	26,300	26,700

(1)	Results included special items as follows: (i) restructuring and other charges, net of $8 million after-tax, or $0.13 per diluted common share in the second half of 2007, (ii) an income tax benefit of $3 million, or $0.06 per diluted common share in 2007, $7 million, or $0.11 per diluted common share in 2006, and $8 million, or $0.12 per diluted common share in 2005 related to changes in various tax laws and a net income tax benefit of $9 million, or $0.14 per diluted common share in 2004, associated with developments in various tax matters, (iii) an after-tax gain on sale of property of $6 million, or $0.10 per diluted common share in 2007, (iv) an after-tax charge of $4 million, or $0.06 per diluted common share, related to the accounting for pension prior service costs in 2006, (v) an after-tax gain on sale of headquarter complex of $15 million, or $0.23 per diluted common share, in 2004. See Note 9, “Operating Property and Equipment,” and Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional discussion.
(2)	Net earnings in 2005 included (i) income from discontinued operations associated with the reduction of insurance reserves related to discontinued operations resulting in an after-tax benefit of $2 million, or $0.03 per diluted common share, and (ii) the cumulative effect of a change in accounting principle for costs associated with the future removal of underground storage tanks resulting in an after-tax charge of $2 million, or $0.04 per diluted common share. Net earnings in 2003 included the cumulative effect of a change in accounting principle for (i) variable interest entities resulting in an after-tax charge of $3 million, or $0.05 per diluted common share, and (ii) costs associated with eventual retirement of long-lived assets related primarily to components of revenue earning equipment resulting in an after-tax charge of $1 million, or $0.02 per diluted common share.
(3)	Shareholders’ equity at December 31, 2007, 2006, 2005, 2004 and 2003 reflected after-tax equity charges of $148 million, $201 million, $221 million, $189 million, and $187 million, respectively, related to our pension and postretirement plans.
(4)	Amounts were computed using an 8-point average based on quarterly information.
(5)	Our adjusted return on capital (ROC) represents the rate of return generated by the capital deployed in our business. We use ROC as an internal measure of how effectively we use the capital invested (borrowed or owned) in our operations. Refer to the section titled “Non-GAAP Financial Measures” in Item 7 of this report for a reconciliation of net earnings to adjusted net earnings and average total debt and shareholders’ equity to adjusted average total capital.
(6)	Amounts were computed using a 5-point average based on quarterly information.

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

OVERVIEW

Ryder System, Inc. (Ryder) is a global leader in transportation and supply chain management solutions. Our business is divided into three business segments, which operate in highly competitive markets. Our customers select us based on numerous factors including service quality, price, technology and service offerings. As an alternative to using our services, customers may choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors. Our customer base includes enterprises operating in a variety of industries including automotive, electronics, high-tech, telecommunications, industrial, consumer goods, paper and paper products, office equipment, food and beverage, general retail industries and governments.

The Fleet Management Solutions (FMS) business segment is our largest segment providing full service leasing, contract maintenance, contract-related maintenance, and commercial rental of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K. FMS revenue and assets in 2007 were $3.75 billion and $6.17 billion, respectively, representing 57% of our consolidated revenue and 90% of consolidated assets.

The Supply Chain Solutions (SCS) business segment provides comprehensive supply chain consulting including distribution and transportation services throughout North America and in Latin America, Europe and Asia. SCS revenue in 2007 was $2.25 billion, representing 34% of our consolidated revenue.

The Dedicated Contract Carriage (DCC) business segment provides vehicles and drivers as part of a dedicated transportation solution in the U.S. DCC revenue in 2007 was $568 million, representing 9% of our consolidated revenue.

2007 was a year of significant accomplishments for us, as we realized record earnings for the fourth consecutive year, despite weakening economic conditions in the U.S. Continued development of our global sales and operating capabilities in each of our business segments, continued focus on financial discipline and cost and safety management while investing for strategic growth provided support for earnings expansion. Total revenue was $6.57 billion, up 4% from $6.31 billion in 2006, while our operating revenue (total revenue less fuel and subcontracted transportation) measure was up $182 million or 4%. Operating revenue growth was driven by contractual revenue growth in our SCS and FMS business segments. The growth in SCS revenue was driven primarily by new and expanded business and higher volumes particularly in international markets served. The growth in FMS revenue was driven by higher full service lease revenue resulting from higher lease rates and business expansion. Comparisons for 2007 were also impacted by favorable movements in foreign currency exchange rates of 1.2% related to our international operations.

Earnings from continuing operations grew to $254 million from $249 million in 2006 and earnings per diluted common share from continuing operations increased to $4.24 from $4.04 in 2006. Included in earnings from continuing operations are certain items we do not consider indicative of our ongoing operations. The following discussion provides a summary of the 2007 and 2006 special items which are discussed in more detail throughout our MD&A and within the Notes to Consolidated Financial Statements:

2007

•	Earnings in 2007 included an after-tax gain of $6 million, or $0.10 per diluted common share, related to the sale of property in the third quarter.

•	Earnings in 2007 included restructuring charges of $8 million after-tax, or $0.13 per diluted common share, related to third quarter cost management and process improvement actions.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

•	Earnings in 2007 included a fourth quarter income tax benefit of $3 million, or $0.06 per diluted common share, associated primarily with the reduction of deferred income taxes due to enacted changes in Canadian tax laws.

2006

•	Earnings in 2006 included an income tax benefit of $7 million, or $0.11 per diluted common share, associated with the reduction of deferred income taxes due to enacted changes in Texas and Canadian tax laws.

•	Earnings in 2006 included a one-time, non-cash pension accounting charge of $4 million after-tax, or $0.06 per diluted common share, to properly account for prior service costs related to retiree pension benefit improvements made in 1995 and 2000.

Excluding the special items listed above, comparable earnings from continuing operations were $252 million, up 2% from $246 million in 2006. Comparable earnings from continuing operations per diluted common share were $4.21, up 6% from $3.99 in 2006. All business segments contributed to the improved results. The earnings growth was driven primarily by lower pension and safety and insurance costs and contractual revenue growth within our FMS business segment, which more than offset the impact of a soft commercial rental market in FMS for 2007.

With the continuing improvements in earnings and cash flows over the past four years, we repurchased a total of 3.9 million shares of common stock in 2007 for $209 million. We also increased our annual dividend by 17% to $0.84 per share of common stock. In addition, during 2007, we acquired Pollock NationaLease and paid $75 million.

Capital expenditures decreased to $1.19 billion compared with $1.76 billion in 2006. The reduction in capital expenditures reflects lower full service lease vehicle spending for replacements and expansion of customer fleets. Our debt decreased from $2.82 billion at December 31, 2006 to $2.78 billion at December 31, 2007 due to improved operating cash flows and proceeds from the sale of revenue earning equipment offset by spending required to support the contractual full service lease business and share repurchase programs. Our debt to equity ratio also decreased to 147% from 164% in 2006. Our total obligations (including off-balance sheet debt) to equity ratio decreased to 157% from 168% in 2006.

2008 Outlook

Our outlook for 2008 is positive, despite uncertainty of U.S. economic conditions. Our efforts will focus on the implementation of our contractual revenue growth strategies, including the evaluation of selective acquisitions, across all business segments while retaining financial discipline. Total revenue is targeted to decline by 6% while operating revenue is expected to increase by 5%. The 2008 forecast for total revenue includes the impact of net revenue reporting in 2008 for subcontracted transportation revenues previously reported on a gross basis. See Note 1, “Summary of Significant Accounting Policies — Revenue Recognition” for additional information. We will also continue to focus on cost and safety management and process improvement actions that complement our growth strategies and establish a foundation for sustainable long-term profitable growth. As a result, we expect earnings per diluted common share in 2008 to grow by 7% to 10% compared to 2007 comparable earnings per diluted common share.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

CONSOLIDATED RESULTS

	Years ended December 31			Change
				2007/	2006/
	2007	2006	2005	2006	2005
	(Dollars in thousands,
	except per share amounts)

Earnings from continuing operations before income taxes	$405,464	392,973	357,088	3%	10
Provision for income taxes	151,603	144,014	129,460	5	11

Earnings from continuing operations	$253,861	248,959	227,628	2%	9

Per diluted common share	$4.24	4.04	3.53	5%	14

Net earnings(1)	$253,861	248,959	226,929	2%	10

Per diluted common share	$4.24	4.04	3.52	5%	15

Weighted-average shares outstanding — Diluted	59,845	61,578	64,560	(3)%	(5)

(1)	Net earnings for 2005 included (i) income from discontinued operations associated with the reduction of insurance reserves related to discontinued operations resulting in an after-tax benefit of $2 million, or $0.03 per diluted common share, and (ii) the cumulative effect of a change in accounting principle for costs associated with the future removal of underground storage tanks resulting in an after-tax charge of $2 million, or $0.04 per diluted common share.

Earnings from continuing operations before income taxes (NBT) increased to $405 million in 2007 compared with $393 million in 2006, reflecting the benefits of (i) lower pension costs; (ii) contractual revenue growth in the FMS business segment (iii) lower safety and insurance costs; (iv) lower incentive-based compensation; and (v) lower depreciation as a result of our annual depreciation review implemented January 1, 2007. Our 2007 NBT also benefited from a gain on sale of property of $10 million. These items more than offset the significant impact of weak U.S. commercial rental market demand and lower used vehicle sales results in our FMS business segment. Our 2006 NBT was impacted by a one-time charge of $6 million to properly account for prior service costs related to retiree pension benefit improvements made in 1995 and 2000. Earnings from continuing operations increased to $254 million in 2007 compared with $249 million in 2006. Earnings from continuing operations in 2007 included an income tax benefit of $3 million, or $0.06 per diluted common share, associated with the reduction of deferred income taxes due primarily to enacted changes in Canadian tax laws. Earnings from continuing operations in 2006 included an income tax benefit of $7 million, or $0.11 per diluted common share, associated with the reduction of deferred income taxes due to enacted changes in Texas and Canadian tax laws. Earnings per diluted common share growth in 2007 exceeded the net earnings growth rate reflecting the impact of share repurchase programs.

NBT increased to $393 million in 2006 compared with $357 million in 2005, reflecting better operating performance in all business segments. The 2006 operating performance improvement was driven by contractual revenue growth in each of our business segments, which more than offset the impact of a soft commercial rental market on our FMS business segment results in the second half of 2006. Our 2006 NBT was impacted by a one-time charge of $6 million to properly account for prior service costs related to retiree pension benefit improvements made in 1995 and 2000. Earnings from continuing operations increased to $249 million in 2006 compared with $228 million in 2005. Earnings from continuing operations in 2006 included an income tax benefit of $7 million, or $0.11 per diluted common share, associated with the reduction of deferred income taxes due to enacted changes in Texas and Canadian tax laws. Earnings from continuing operations in 2005 included a state income tax benefit of $8 million, or $0.12 per diluted common share, associated with the reduction of deferred income taxes in the State of Ohio. Earnings per diluted common share growth in 2006 exceeded the net earnings growth rate reflecting the impact of share repurchase programs.

See subsequent discussion within “Consolidated Results” and “Operating Results by Business Segment” for additional information on the results noted above.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

	Years ended December 31			Change
				2007/	2006/
	2007	2006	2005	2006	2005
	(Dollars in thousands)

Revenue:
Fleet Management Solutions	$4,162,644	4,096,046	3,921,191	2%	4
Supply Chain Solutions	2,250,282	2,028,489	1,637,826	11	24
Dedicated Contract Carriage	567,640	568,842	543,268	—	5
Eliminations	(414,571)	(386,734)	(361,438)	(7)	(7)

Total	$6,565,995	6,306,643	5,740,847	4%	10

Operating revenue(1)	$4,636,557	4,454,231	4,210,881	4%	6

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our businesses and as a measure of sales activity. FMS fuel services revenue net of related intersegment billings, which is directly impacted by fluctuations in market fuel prices, is excluded from the operating revenue computation as fuel is largely a pass-through to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. Subcontracted transportation revenue in our SCS and DCC business segments is excluded from the operating revenue computation as subcontracted transportation is largely a pass-through to our customers and we realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Refer to the section titled “Non-GAAP Financial Measures” for a reconciliation of total revenue to operating revenue.

Total revenue increased 4% to $6.57 billion in 2007 compared with 2006. Total revenue growth was driven by contractual revenue growth in our SCS and FMS business segments, and by favorable movements in foreign currency exchange rates related to our international operations, offset partially by a decline in FMS commercial rental revenue. SCS revenue growth was due primarily to new and expanded business. Contractual revenue growth in our FMS segment, principally full service lease revenue, resulted from new contract sales and lease replacements beginning in the second half of 2006. We realized revenue growth in all geographic markets served by FMS in 2007. Total revenue in 2007 included a favorable foreign exchange impact of 1.2% due primarily to the strengthening of the Canadian dollar and British pound.

All business segments reported revenue growth in 2006. Revenue growth for FMS was driven by higher fuel services revenue, primarily as a result of higher average fuel prices from increased fuel costs, and higher full service lease revenue resulting from increased lease rates and new contract sales. SCS revenue growth was due primarily to increased volumes of managed subcontracted transportation and higher volumes and new and expanded business. DCC revenue growth was due to expanded and new business as well as pricing increases associated with higher fuel costs. Revenue comparisons were also impacted by favorable movements in foreign currency exchange rates related to our international operations. Total revenue included a favorable foreign currency exchange impact of 0.8% due primarily to the strengthening of the Canadian dollar and Brazilian real.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Our FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to our SCS and DCC segments. Eliminations relate to inter-segment sales that are accounted for at rates similar to those executed with third parties. The increases in eliminations in 2007 and 2006, reflects primarily the pass-through of higher average fuel costs.

	Years ended December 31			Change
				2007/	2006/
	2007	2006	2005	2006	2005
	(Dollars in thousands)

Operating expense (exclusive of items shown separately)	$2,776,999	2,735,752	2,587,733	2%	6
Percentage of revenue	42%	43%	45%

Operating expense increased in 2007 compared to 2006 in conjunction with the growth in operating revenue as well as higher fuel costs due to higher average market prices. Fuel costs are largely a pass-through to customers for which we realize minimal changes in profitability during periods of steady market fuel prices. The increase in operating expense was partially offset by lower safety and insurance costs due to favorable development in prior years’ self-insured loss reserves. In recent years, our development has been favorable compared to historical selected loss development factors because of improved safety performance, payment patterns and settlement patterns. During 2007, 2006 and 2005, we recorded a benefit of $24 million, $12 million and $7 million, respectively, to reduce estimated prior years’ self-insured loss reserves for the reasons noted above.

Operating expense grew in 2006 principally as a result of higher fuel costs due to higher average market prices. The revenue growth from each business segment, excluding fuel, also contributed to the increase in operating expenses.

	Years ended December 31			Change
				2007/	2006/
	2007	2006	2005	2006	2005
	(Dollars in thousands)

Salaries and employee-related costs	$1,410,388	1,397,391	1,262,160	1%	11
Percentage of revenue	21%	22%	22%
Percentage of operating revenue	30%	31%	30%

Salaries and employee-related costs increased in 2007 compared to 2006 primarily as a result of merit increases and higher outside labor costs from new and expanded business in our SCS business segment offset partially by lower pension expense and incentive-based compensation. Average headcount increased 2% in 2007 compared with 2006. The number of employees at December 31, 2007 increased to approximately 28,800 compared with 28,600 at December 31, 2006.

Pension expense totaled $29 million in 2007 compared with $70 million in 2006. The decrease in 2007 pension expense is due to (i) higher expected return on assets because of prior year actual returns and contributions, and (ii) the impact of higher interest rate levels at December 31, 2006. Pension expense in 2006 was also impacted by a pension accounting charge of $6 million ($4 million after-tax), which represented a one-time, non-cash charge to properly account for prior service costs related to retiree pension benefit improvements made in 1995 and 2000. The impact of this one-time charge was partially offset by a reduction of our 2006 pension expense of $5 million ($3 million after-tax) resulting from the interim remeasurement of plan assets and pension obligations due to the removal of a substantive commitment. All other decreases to pension expense primarily impact our FMS business segment, which employs the majority of our employees who participate in the primary U.S. pension plan. On January 5, 2007, our Board of Directors approved an amendment to freeze U.S. pension plans effective December 31, 2007 for current participants who did not meet certain grandfathering criteria. As a result, these employees ceased accruing further benefits after December 31, 2007 and began participating in an enhanced 401(k) plan. See Note 23, “Employee Benefit

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Plans,” in the Notes to Consolidated Financial Statements, for additional information regarding these items. We expect pension expense on a pre-tax basis to decrease approximately $21 million in 2008 because of the freeze of U.S. pension plans. However, we expect this decrease to be principally offset by our new enhanced 401(k) plan. Our 2008 pension expense estimates are subject to change based upon the completion of the actuarial analysis for all pension plans. See the section titled “Critical Accounting Estimates-Pension Plans” for further discussion on pension accounting estimates.

Our incentive-based compensation program is comprised of annual cash incentive awards, amounts earned under discontinued cash-based long-term incentive plans and 401(k) company contributions which are based on the achievement of certain levels of financial performance generally over one fiscal year. The performance metrics and targets are based on internal business plans and center around operating revenue, earnings, earnings per share and return on capital. Incentive-based compensation expense decreased $15 million in 2007 compared to 2006, as we achieved a lower level of performance relative to target in the current year.

Salaries and employee-related costs and salaries and employee-related costs as a percentage of operating revenue increased in 2006 compared with 2005 primarily as a result of added headcount, increased outside labor costs to support the growth in our SCS and DCC business segments, higher share-based compensation and higher employee benefit costs. Average headcount increased 4% in 2006 compared with 2005. Additionally, on January 1, 2006, we adopted SFAS No. 123R and recognized $10 million of additional share-based compensation expense in 2006. See Note 22, “Share-Based Compensation Plans,” in the Notes to Consolidated Financial Statements for additional information. Pension expense also increased $11 million in 2006 to $70 million compared to 2005.

	Years ended December 31			Change
				2007/	2006/
	2007	2006	2005	2006	2005
	(Dollars in thousands)

Subcontracted transportation	$950,500	865,475	638,319	10%	36
Percentage of revenue	14%	14%	11%

Subcontracted transportation expense represents freight management costs on logistics contracts for which we purchase transportation from third parties. During 2007 and 2006, subcontracted transportation expense in our SCS business segment grew due to increased volumes of freight management activity from new and expanded business and higher average pricing on subcontracted freight costs, resulting from increased fuel costs.

Subcontracted transportation expense is directly impacted by whether we are acting as an agent or principal in our transportation management contracts. To the extent that we are acting as a principal, revenue is reported on a gross basis and carriage costs to third parties are recorded as subcontracted transportation expense. The impact to net earnings is the same whether we are acting as an agent or principal in the arrangement. Effective January 1, 2008, our contractual relationship with a significant customer changed, and we have determined, after a formal review of the terms and conditions of the services, we will be acting as an agent in the arrangement. As a result, the amount of total revenue and subcontracted transportation expense will decrease in the future due to the reporting of revenue net of subcontracted transportation expense. During 2007, 2006 and 2005, contract revenue associated with this portion of the subcontracted transportation contract totaled $640 million, $565 million and $360 million, respectively.

	Years ended December 31			Change
				2007/	2006/
	2007	2006	2005	2006	2005
	(Dollars in thousands)

Depreciation expense	$815,962	743,288	740,415	10%	—
Gains on vehicle sales, net	(44,094)	(50,766)	(47,098)	(13)	8
Equipment rental	93,337	90,137	87,324	4	3

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Depreciation expense relates primarily to FMS revenue earning equipment. Depreciation expense increased to $816 million in 2007 compared to $743 million in 2006, reflecting higher average vehicle investment from purchases during the past two years. In addition, adjustments in the carrying value of vehicles held for sale exceeded prior year levels by $18 million due to wholesale activity taken this year in light of increased average inventory levels. This 2007 activity does not reflect our long-term expectations of residual values for revenue earning equipment. Depreciation expense increased slightly in 2006 to $743 million compared to $740 million in 2005, reflecting the impact of a higher average vehicle investment on purchases during 2006. These changes were partially offset by the impact of a lower average fleet count. Both 2007 and 2006 benefited from adjustments made to residual values as part of our annual depreciation review.

We periodically review and adjust residual values, reserves for guaranteed lease termination values and useful lives of revenue earning equipment based on current and expected operating trends and projected realizable values. See the section titled “Critical Accounting Estimates — Depreciation and Residual Value Guarantees” for further discussion. While we believe that the carrying values and estimated sales proceeds for revenue earning equipment are appropriate, there can be no assurance that a deterioration in economic conditions or adverse changes to expectations of future sales proceeds will not occur, resulting in lower gains or losses on sales. At the end of 2007, 2006 and 2005, we completed our annual depreciation review of the residual values and useful lives of our revenue earning equipment. Our annual review is established with a long-term view considering historical market price changes, current and expected future market price trends, expected life of vehicles and extent of alternative uses. Based on the results of the 2007 review, the adjustment to 2008 depreciation is not significant. Based on the results of our 2006 and 2005 analysis, we adjusted the residual values of certain classes of our revenue earning equipment effective January 1, 2007 and 2006. These residual value changes increased pre-tax earnings for 2007 by approximately $11 million compared to 2006 and increased pre-tax earnings for 2006 by approximately $13 million compared to 2005.

Gains on vehicle sales, net decreased in 2007 compared with 2006 due to a decline in the average price of vehicles sold mostly as a result of wholesale activity taken to reduce excess used truck inventories. Wholesale prices are lower than our retail prices and result in lower gains per unit. The decrease was offset partially by a 21% increase in the number of vehicles sold in 2007 compared with 2006. Based on our used truck inventory at December 31, 2007, we expect the level of wholesale activity to decrease in 2008. Gains on vehicle sales, net increased in 2006 compared with 2005 due to improved average pricing on vehicles sold, which more than offset the decline in the number of vehicles sold.

Equipment rental consists primarily of rent expense for FMS revenue earning equipment under lease. Equipment rental increased $3 million in 2007 as a result of the sale and leaseback of $150 million of revenue earning equipment completed in May 2007.

	Years ended December 31			Change
				2007/	2006/
	2007	2006	2005	2006	2005
	(Dollars in thousands)

Interest expense	$160,074	140,561	120,474	14%	17
Effective interest rate	5.6%	5.7%	5.6%

Interest expense totaled $160 million in 2007 compared to $141 million in 2006 and $120 million in 2005. The growth in interest expense reflects higher average debt levels to support capital spending, principally on our contractual full service lease business, the funding of global pension contributions in 2006 and share repurchase programs.

	Years ended December 31			Change
				2007/	2006/
	2007	2006	2005	2006	2005
	(Dollars in thousands)

Miscellaneous income, net	$(15,904)	(11,732)	(8,944)	36%	31

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income, (gains) losses from sales of property, foreign currency transaction (gains) losses, and other non-operating items. Miscellaneous income, net increased to $16 million in 2007 compared to $12 million in 2006 because of a $10 million gain recognized on the sale of property. See Note 9, “Operating Property and Equipment,” in the Notes to Consolidated Financial Statements for additional information. Miscellaneous income, net for 2007 also increased by $2 million as a result of a favorable contractual litigation settlement in the current year compared to an unfavorable settlement in the prior year. These favorable items were offset by (i) $3 million of additional foreign currency transaction losses compared to 2006, (ii) a 2006 business interruption insurance claim recovery from hurricane-related losses of $3 million ($2 million within our FMS business segment and $1 million within our DCC business segment) and (iii) a one-time recovery of $2 million in 2006 for the recognition of common stock received from mutual insurance companies.

Miscellaneous income, net increased to $12 million in 2006 compared to $9 million in 2005 due to the previously mentioned 2006 $3 million business interruption insurance claim and $2 million recovery for the recognition of common stock received from mutual insurance companies, as well as better market performance of investments classified as trading securities. These favorable comparisons were partially offset by a $1 million 2006 charge related to the settlement of litigation associated with a discontinued operation, as well as the 2005 one-time recovery of $3 million of project costs incurred in prior years.

	Years ended December 31
	2007	2006	2005
	(In thousands)

Restructuring and other charges, net	$13,269	3,564	3,376

2007 Activity

Restructuring and other charges, net in 2007 related primarily to $11 million of employee severance and benefit costs incurred in connection with global cost savings initiatives and $1 million of facility and related costs. We approved a plan to eliminate approximately 300 positions as a result of cost management and process improvement actions throughout our domestic and international operations and Central Support Services (CSS). We expect to realize annual pre-tax cost savings of up to $25 million from these initiatives once all employee severance actions have been completed. Most severance actions will be substantially completed in the first quarter of 2008 and approximately $20 million of cost savings is expected to be realized in 2008.

Restructuring and other charges, net also included a charge of $1 million incurred to extinguish debentures that were originally set to mature in 2017. The charge included the premium paid on the early extinguishment of debt and the write-off of related debt discount and issuance costs. We expect to realize annual pre-tax interest savings of approximately $2 million from the early extinguishment of these debentures.

2006 Activity

During 2006, we recorded net restructuring and other charges of $4 million that primarily consisted of early debt retirement costs and employee severance and benefit costs incurred in connection with global cost savings initiatives. The majority of these charges were recorded during the fourth quarter. These charges were partially offset by adjustments to prior year severance and employee-related accruals and facility charges. By December 31, 2007, the 2006 actions were completed and the cost reductions associated with these activities benefited salaries and employee-related costs in the latter half of 2007.

As part of ongoing cost management actions, we incurred $2 million of costs in the fourth quarter to extinguish debentures that were originally set to mature in 2016. The total debt retirement costs consisted of the premium paid on the early extinguishment and the write-off of the related debt discount and issuance costs. We realize annual pre-tax interest savings of approximately $2 million from the early extinguishment of these debentures. In 2006, we also approved a plan to eliminate approximately 150 positions as a result of

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

ongoing cost management and process improvement actions throughout our domestic and international business segments and CSS. The charge related to these actions included severance and employee-related costs totaling $1 million. During 2006, we also had employee-related accruals and facility charges recorded in prior restructuring charges that were adjusted due to subsequent refinements in estimates.

2005 Activity

During 2005, we approved a plan to eliminate approximately 160 positions as a result of ongoing cost management and process improvement actions in our domestic and international FMS and SCS business segments and CSS. The charge related to these actions included severance and employee-related costs totaling $3 million. Cost reductions associated with these actions benefited salaries and employee-related costs beginning in the first quarter of 2006. Many of the eliminated positions in our domestic operations were impacted by the decision to outsource certain administrative finance functions to lower-cost foreign providers and maximize our technology resources. We also closed two administrative offices in the U.S. as a result of the restructuring of our FMS domestic business operations and recorded a charge for future cash payments related to lease obligations. Also in 2005, management approved and committed to a plan to transition certain outsourced telecommunication services to Ryder employees. In accordance with the terms of this service agreement, we notified the information technology services provider of our intent to terminate the services and recorded charges totaling nearly $1 million for contract termination costs. In 2006, the transition activities were completed and cost reductions associated with the termination of these services benefited operating expenses in the latter part of 2006. These charges were partially offset by reversals of prior year severance and employee-related accruals due to refinements in estimates.

See Note 5, “Restructuring and Other Charges,” in the Notes to Consolidated Financial Statements for further discussion.

	Years ended December 31			Change
				2007/	2006/
	2007	2006	2005	2006	2005
	(Dollars in thousands)

Provision for income taxes	$151,603	144,014	129,460	5%	11
Effective tax rate	37.4%	36.6%	36.3%

The 2007 effective income tax rate included a net tax benefit of $5 million from the reduction of deferred income taxes as a result of enacted changes in tax laws in various jurisdictions. The 2006 effective income tax rate included a tax benefit of $7 million from the reduction of deferred income taxes as a result of enacted changes in Texas and Canadian tax laws. The 2005 effective tax rate included a tax benefit of $8 million associated with the State of Ohio enacted tax legislation, which phases out the Ohio corporate franchise tax and phases in a new gross receipts tax called the Commercial Activity Tax (CAT) over a five-year period. See Note 14, “Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

OPERATING RESULTS BY BUSINESS SEGMENT

	Years ended December 31			Change
				2007/	2006/
	2007	2006	2005	2006	2005
	(Dollars in thousands)

Revenue:
Fleet Management Solutions	$4,162,644	4,096,046	3,921,191	2%	4
Supply Chain Solutions	2,250,282	2,028,489	1,637,826	11	24
Dedicated Contract Carriage	567,640	568,842	543,268	—	5
Eliminations	(414,571)	(386,734)	(361,438)	(7)	(7)

Total	$6,565,995	6,306,643	5,740,847	4%	10

Operating Revenue:
Fleet Management Solutions	$2,979,416	2,921,062	2,864,931	2%	2
Supply Chain Solutions	1,314,531	1,182,925	1,015,834	11	16
Dedicated Contract Carriage	552,891	548,931	526,941	1	4
Eliminations	(210,281)	(198,687)	(196,825)	(6)	(1)

Total	$4,636,557	4,454,231	4,210,881	4%	6

NBT:
Fleet Management Solutions	$373,697	368,069	354,354	2%	4
Supply Chain Solutions	63,223	62,144	39,392	2	58
Dedicated Contract Carriage	47,409	42,589	35,129	11	21
Eliminations	(31,248)	(33,732)	(32,660)	7	(3)

	453,081	439,070	396,215	3	11
Unallocated Central Support Services	(44,458)	(39,486)	(35,751)	(13)	(10)
Restructuring and other charges, net and other items(1)	(3,159)	(6,611)	(3,376)	NM	NM

Earnings from continuing operations before income taxes	$405,464	392,973	357,088	3%	10

(1)	Includes the gain on sale of property of $10 million recorded in 2007 and the 2006 net retirement plan charges of $3 million. See Note 9, “Operating Property and Equipment,” in the Notes to Consolidated Financial Statements for additional information on the gain on sale of property. See Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information on the 2006 net retirement plan charges.

As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Net Before Taxes” (NBT), which includes an allocation of CSS and excludes restructuring and other charges, net, the 2007 gain on sale of property described in Note 9, “Operating Property and Equipment,” and certain 2006 net retirement plan charges described in Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The following table sets forth equipment contribution included in NBT for our SCS and DCC segments:

	Years ended December 31
	2007	2006	2005
	(In thousands)

Equipment Contribution:
Supply Chain Solutions	$16,282	16,983	15,860
Dedicated Contract Carriage	14,966	16,749	16,800

Total	$31,248	33,732	32,660

The following table provides a reconciliation of items excluded from our segment NBT measure to their classification within our Consolidated Statements of Earnings:

	Consolidated
	Statements of Earnings	Years ended December 31
Description	Line Item(1)	2007	2006	2005
			(In thousands)

Severance and employee-related costs	Restructuring	$(10,442)	(1,048)	(2,449)
Facilities and related costs	Restructuring	(1,241)	(194)	(181)
Early retirement of debt	Restructuring	(1,280)	(2,141)	—
Contract termination and transition costs	Restructuring	(306)	(181)	(746)

Restructuring and other charges, net		(13,269)	(3,564)	(3,376)
Gain on sale of property(2)	Misc. Income	10,110	—	—
Pension accounting charge(3)	Salaries	—	(5,872)	—
Pension remeasurement benefit(3)	Salaries	—	4,667	—
Postretirement benefit plan charge(3)	Salaries	—	(1,842)	—

Restructuring and other charges, net and other items		$(3,159)	(6,611)	(3,376)

(1)	Restructuring refers to the “Restructuring and other charges, net;” Salaries refers to “Salaries and employee-related costs;” and Misc. Income refers to “Miscellaneous income, net” on our Consolidated Statements of Earnings.

(2)	See Note 9, “Operating Property and Equipment,” in the Notes to Consolidated Financial Statements for additional information.

(3)	See Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Fleet Management Solutions

	Years ended December 31			Change
				2007/		2006/
	2007	2006	2005	2006		2005
	(Dollars in thousands)

Full service lease	$1,965,308	1,848,141	1,785,606	6%		4
Contract maintenance	159,635	141,933	134,492	12		6

Contractual revenue	2,124,943	1,990,074	1,920,098	7		4
Contract-related maintenance	198,747	193,134	191,128	3		1
Commercial rental	583,336	665,730	686,343	(12)		(3)
Other	72,390	72,124	67,362	—		7

Operating revenue(1)	2,979,416	2,921,062	2,864,931	2		2
Fuel services revenue	1,183,228	1,174,984	1,056,260	1		11

Total revenue	$4,162,644	4,096,046	3,921,191	2%		4

Segment NBT	$373,697	368,069	354,354	2%		4

Segment NBT as a % of total revenue	9.0%	9.0%	9.0%	—	bps	—	bps

Segment NBT as a % of operating revenue(1)	12.5%	12.6%	12.4%	(10	) bps	20	bps

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our FMS business segment and as a measure of sales activity. Fuel services revenue, which is directly impacted by fluctuations in market fuel prices, is excluded from our operating revenue computation as fuel is largely a pass-through to customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs.

2007 versus 2006

Total revenue increased 2% in 2007 to $4.16 billion compared to $4.10 billion in 2006 and operating revenue increased 2% in 2007 to $2.98 billion compared to $2.92 billion in 2006, due to contractual revenue growth offset by decreased commercial rental revenue. Total and operating revenue in 2007 also included a favorable foreign exchange impact of 1.0% and 1.3%, respectively.

Contractual revenue growth was realized in both FMS product lines in 2007. Full service lease revenue grew 6% due to higher new contract sales and lease replacements in all geographic markets served. Contract maintenance revenue increased 12% due primarily to new contract sales. We expect favorable contractual revenue comparisons to continue in the near term due to recent acquisitions and increased contract sales. Commercial rental revenue decreased 12% in 2007 due to weak U.S. market demand. We reduced our rental fleet size throughout the year in response to weak demand. The average U.S. rental fleet size declined 10% in 2007 compared to 2006. We expect commercial rental revenue comparisons to improve from 2007 levels as our fleet count has stabilized.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The following table provides rental statistics for the U.S. fleet, which generates more than 80% of total commercial rental revenue:

	Years ended December 31			Change
				2007/		2006/
	2007	2006	2005	2006		2005
	(Dollars in thousands)

Non-lease customer rental revenue	$259,723	282,528	296,435	(8)%		(5)

Lease customer rental revenue(1)	$210,657	277,461	284,187	(24)%		(2)

Average commercial rental fleet size — in service(2)	29,600	32,800	33,900	(10)%		(3)

Average commercial rental power fleet size — in service(2),(3)	21,100	24,100	24,200	(12)%		—

Commercial rental utilization — power fleet	71.0%	71.9%	74.6%	(90	) bps	(270	) bps

(1)	Lease customer rental revenue is revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.

(2)	Number of units rounded to nearest hundred and calculated using average counts.

(3)	Fleet size excluding trailers.

FMS NBT increased $6 million in 2007 due primarily to improved contractual business performance and lower pension expense of $32 million. This improvement was partially offset by a substantial decline in commercial rental results due to a lower rental fleet and, to a lesser extent, reduced pricing as well as lower used vehicle sales results. Used vehicle sales results in 2007 were impacted by higher carrying costs on an increased inventory of used vehicles held for sale in North America and lower gains from the sale of used vehicles due to wholesale activity taken to reduce excess used truck inventories. FMS NBT was negatively impacted by $25 million in 2007 because of higher valuation adjustments and lower gains on sale. Depreciation expense, although higher than 2006, benefited $11 million from our annual depreciation policy change effective January 1, 2007. FMS NBT in 2007 also benefited from lower safety and insurance costs and lower incentive-based compensation of $4 million compared to 2006. The decrease in safety and insurance costs was mainly due to favorable development in estimated prior years’ self-insured loss reserves of $11 million compared to $3 million in 2006.

2006 versus 2005

Total revenue grew 4% in 2006 reflecting higher fuel services revenue as a result of higher average fuel prices. Operating revenue increased 2% to $2.92 billion in 2006 compared to $2.86 billion in 2005 due to full service lease growth primarily in North America. Total revenue included a favorable foreign currency exchange impact of 0.3%.

Contractual revenue growth in 2006 was realized in both FMS product lines. Full service lease revenue grew 4% due to higher lease rates and higher levels of sales activity in North America. Contract maintenance revenue increased 6% due primarily to new contract sales. Commercial rental revenue decreased 3% in 2006 reflecting a smaller average fleet and lower vehicle utilization from a weakening U.S. commercial rental market.

FMS NBT grew $14 million in 2006 primarily as a result of higher contractual revenue. The favorable impact of contractual revenue growth was partially offset by reduced commercial rental volumes, higher sales and marketing expenses, compensation-related expenses and higher interest expense due primarily to planned higher debt levels to support investments in the full service lease business, pension contributions and share repurchases.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):

	Years ended December 31			Change
				2007/	2006/
	2007	2006	2005	2006	2005

End of period vehicle count
By type:
Trucks	62,800	65,200	63,200	(4)%	3
Tractors	50,400	56,100	52,700	(10)	6
Trailers	40,400	38,900	40,600	4	(4)
Other	5,800	5,700	5,800	2	(2)

Total	159,400	165,900	162,300	(4)%	2

By ownership:
Owned	155,100	160,800	156,500	(4)%	3
Leased	4,300	5,100	5,800	(16)	(12)

Total	159,400	165,900	162,300	(4)%	2

By product line:
Full service lease	114,100	117,500	113,700	(3)%	3
Commercial rental	34,100	37,000	38,400	(8)	(4)
Service vehicles and other	3,600	3,500	3,300	3	6

Active units	151,800	158,000	155,400	(4)	2
Held for sale(1)	7,600	7,900	6,900	(4)	14

Total	159,400	165,900	162,300	(4)%	2

Customer vehicles under contract maintenance	31,500	30,700	26,400	3%	16

Average vehicle count
By product line:
Full service lease	115,200	114,600	114,400	1%	—
Commercial rental	35,700	38,700	40,200	(8)	(4)
Service vehicles and other	3,500	3,300	3,300	6	—

Active units	154,400	156,600	157,900	(1)	(1)
Held for sale(1)	9,400	6,700	7,000	40	(4)

Total	163,800	163,300	164,900	—%	(1)

Customer vehicles under contract maintenance	30,800	28,000	27,400	10%	2

(1)	Vehicles held for sale represent all units available for sale including units held for sale reported in the following table for which no revenue has been earned in the previous 30 days (referred to as “NLE” units).

Note:  Prior year vehicle counts have been restated to conform to current year presentation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The totals in the table above include the following non-revenue earning equipment for the U.S. fleet (number of units rounded to the nearest hundred):

	Years ended December 31			Change
				2007/	2006/
Number of Units	2007	2006	2005	2006	2005

Not yet earning revenue (NYE)	900	4,200	1,700	(79)%	147
No longer earning revenue (NLE):
Units held for sale(1)	5,400	6,600	5,500	(18)	20
Other NLE units	1,000	1,900	1,400	(47)	36

Total(2)	7,300	12,700	8,600	(43)%	48

(1)	Total units held for sale in the U.S., including those that earned revenue in the previous 30 days, were 6,400 vehicles at December 31, 2007, 7,600 vehicles at December 31, 2006 and 6,500 vehicles at December 31, 2005.
(2)	Non-revenue earning equipment for FMS operations outside the U.S. totaled approximately 1,900 vehicles at December 31, 2007, 1,700 at December 31, 2006 and 1,500 vehicles at December 31, 2005, which are not included above.

NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. For 2007, the number of NYE units decreased compared to prior year consistent with the reduced volume of lease sales and replacement activity. NLE units represent vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, held for sale, being prepared for sale or awaiting redeployment. For 2007, the number of NLE units decreased compared to the prior year because of increased commercial rental utilization, especially in the second half of 2007, and increased wholesale activity to reduce inventory levels. We expect the number of NLE units to decline in the near term as the number of rental units being outserviced and the level of lease replacement activity slows during 2008.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Supply Chain Solutions

	Years ended December 31			Change
				2007/		2006/
	2007	2006	2005	2006		2005
	(Dollars in thousands)

U.S. operating revenue:
Automotive and industrial	$551,730	495,363	449,376	11%		10
High-tech and consumer industries	288,913	291,933	252,032	(1)		16
Transportation management	32,596	30,737	24,994	6		23

U.S. operating revenue	873,239	818,033	726,402	7		13
International operating revenue	441,292	364,892	289,432	21		26

Total operating revenue(1)	1,314,531	1,182,925	1,015,834	11		16
Subcontracted transportation	935,751	845,564	621,992	11		36

Total revenue	$2,250,282	2,028,489	1,637,826	11%		24

Segment NBT	$63,223	62,144	39,392	2%		58

Segment NBT as a % of total revenue	2.8%	3.1%	2.4%	(30	) bps	70	bps

Segment NBT as a % of operating revenue(1)	4.8%	5.3%	3.9%	(50	) bps	140	bps

Memo: Fuel costs(2)	$124,519	104,233	91,976	19%		13

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our SCS business segment and as a measure of sales activity. Subcontracted transportation is excluded from our operating revenue computation as subcontracted transportation is largely a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation.
(2)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.

2007 versus 2006

Total revenue grew 11% to $2.25 billion in 2007 compared to $2.03 billion in 2006 as a result of new and expanded business, increased levels of managed subcontracted transportation and favorable foreign currency exchange rates slightly offset by the impact of a significant automotive plant closure. SCS operating revenue grew 11% in 2007. For 2007, SCS total revenue and operating revenue included a favorable foreign currency exchange impact of 1.8% and 1.6%, respectively. Our largest customer, General Motors Corporation (GM), accounted for approximately 42% and 19% of SCS total revenue and operating revenue, respectively, in 2007, and is comprised of multiple contracts in various geographic regions. We expect favorable operating revenue comparisons to continue in the near term, although the percentage improvement is expected to decline from current levels.

In transportation management arrangements where we act as principal, revenue is reported on a gross basis for subcontracted transportation services billed to our customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Determining whether revenue should be reported as gross (within total revenue) or net (deducted from total revenue) is based on an assessment of whether we are acting as the principal or the agent in the transaction and involves judgment based on the terms and conditions of the arrangement. From time to time, the terms and conditions of our transportation management arrangements may change, which could require a change in revenue recognition from a gross basis to a net basis or vice versa. Our non-GAAP measure of operating revenue would not be impacted by a change in revenue reporting. Effective January 1, 2008, our contractual relationship for certain transportation management services changed, and we determined, after a formal review of the terms and conditions of the services, we will be acting as an agent in the arrangement. As a result, the amount of total revenue and

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

subcontracted transportation expense will decrease in the future due to the reporting of revenue net of subcontracted transportation expense. During 2007, 2006 and 2005, revenue associated with this portion of the contract was $640 million, $565 million and $360 million, respectively.

SCS NBT increased slightly in 2007 as a result of new and expanded business, particularly in international markets served, lower incentive-based compensation of $7 million and lower safety and insurance costs. The decrease in safety and insurance costs in 2007 is mainly due to $6 million of favorable development in estimated prior years’ self-insured loss reserves compared to $4 million in 2006. The increase in NBT was partially offset by the impact of a significant automotive plant closure and a $3 million net benefit recognized in the prior year related to a contract termination.

2006 versus 2005

SCS total revenue grew 24% in 2006 due to increased volume of managed subcontracted transportation, higher customer volumes and new and expanded business in all industry groups, Canada and Latin America. Operating revenue grew 16% in 2006. SCS total revenue and operating revenue included a favorable foreign currency exchange impact of 1.8% and 1.4%, respectively. In 2006, our largest customer, GM, accounted for approximately 40% of SCS total revenue and 18% of SCS operating revenue.

SCS NBT improved $23 million in 2006 as a result of the impact of higher volumes, new and expanded business in all U.S. industry groups, better margins in our Brazil operations and lower safety and insurance costs. In 2006, SCS NBT was also favorably impacted by a contract termination totaling $3 million, net of variable compensation. The decrease in safety and insurance costs in 2006 is mainly due to $4 million of favorable development in estimated prior years’ self-insured loss reserves compared to $2 million in 2005.

Dedicated Contract Carriage

	Years ended December 31			Change
				2007/		2006/
	2007	2006	2005	2006		2005
	(Dollars in thousands)

Operating revenue(1)	$552,891	548,931	526,941	1%		4
Subcontracted transportation	14,749	19,911	16,327	(26)		22

Total revenue	$567,640	568,842	543,268	—%		5

Segment NBT	$47,409	42,589	35,129	11%		21

Segment NBT as a % of total revenue	8.4%	7.5%	6.5%	90	bps	100	bps

Segment NBT as a % of operating revenue(1)	8.6%	7.8%	6.7%	80	bps	110	bps

Memo: Fuel costs(2)	$107,140	104,647	94,051	2%		11

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our DCC business segment and as a measure of sales activity. Subcontracted transportation is excluded from our operating revenue computation as subcontracted transportation is largely a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation.

(2)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.

2007 versus 2006

Operating revenue increased slightly in 2007 due to pricing increases associated with higher fuel costs. Total revenue was flat in 2007 compared to 2006 because of decreased volumes of managed subcontracted transportation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

DCC NBT increased $5 million in 2007 as a result of better operating performance and lower safety and insurance costs offset slightly by lower FMS equipment contribution. The decrease in safety and insurance costs in 2007 includes $7 million of favorable development in estimated prior years’ self-insured loss reserves compared to $6 million in 2006.

2006 versus 2005

Total revenue and operating revenue grew 5% and 4%, respectively, in 2006 as a result of expanded and new business in the first half of 2006, as well as pricing increases associated with higher average fuel costs. DCC NBT improved $7 million in 2006 due to new and expanded business as well as lower safety and insurance costs of $4 million, including a hurricane-related recovery. The decrease in safety and insurance costs in 2006 includes $6 million of favorable development in estimated prior years’ self-insured loss reserves compared to $3 million in 2005.

Central Support Services

	Years ended December 31			Change
				2007/	2006/
	2007	2006	2005	2006	2005
	(Dollars in thousands)

Human resources	$15,867	14,787	14,647
Finance	55,996	55,712	55,691
Corporate services and public affairs	12,027	11,530	13,028
Information technology	52,751	53,282	63,569
Health and safety	7,632	7,823	8,717
Other	46,200	47,833	41,344

Total CSS	190,473	190,967	196,996	—%	(3)
Allocation of CSS to business segments	(146,015)	(151,481)	(161,245)	4	6

Unallocated CSS	$44,458	39,486	35,751	13%	10

2007 versus 2006

Total CSS costs in 2007 were flat compared to the prior year. Current year CSS costs were impacted by (i) higher severance and foreign currency transaction losses; (ii) a non-cash compensation charge of $2 million related to an adjustment in the amortization of restricted stock units; and (iii) the one-time recovery in 2006 of $2 million associated with the recognition of common stock received from mutual insurance companies. These cost increases were offset by lower incentive-based compensation of $7 million and a prior year litigation settlement charge associated with a discontinued operation. Unallocated CSS expense increased in 2007 because of higher foreign currency transaction losses, the adjustment in the amortization of restricted stock unit compensation expense and higher severance expense offset partially by lower incentive-based compensation of $3 million and the litigation settlement charge in the prior year.

2006 versus 2005

Total CSS costs in 2006 decreased because of (i) lower information technology costs from ongoing cost containment initiatives; (ii) a one-time recovery of $2 million associated with the recognition of common stock received from mutual insurance companies in a prior year; and (iii) lower spending in corporate services as the prior year included costs associated with the relocation of our headquarters facility. These decreases were slightly offset by higher share-based compensation from expensing stock options and litigation settlement costs associated with a discontinued operation. Unallocated CSS expense increased in 2006 primarily as a result of higher share-based compensation expense.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows

The following is a summary of our cash flows from operating, financing and investing activities:

	Years ended December 31
	2007	2006	2005
	(In thousands)

Net cash provided by (used in):
Operating activities	$1,102,939	853,587	779,062
Financing activities	(299,203)	488,202	241,505
Investing activities	(823,219)	(1,339,550)	(988,855)
Effect of exchange rate changes on cash	7,303	(2,327)	(3,956)

Net change in cash and cash equivalents	$(12,180)	(88)	27,756

A detail of the individual items contributing to the cash flow changes is included in the Consolidated Statements of Cash Flows.

Cash provided by operating activities increased to $1.10 billion in 2007 compared to $854 million in 2006, because of higher cash-based earnings, reduced working capital needs primarily from improved accounts receivable collections and lower income tax payments of $87 million and lower pension contributions of $70 million. Cash used in financing activities was $299 million in 2007 compared with cash provided of $488 million in 2006. Cash used in financing activities in 2007 reflects lower borrowing needs and higher share repurchase activity. Cash used in investing activities decreased to $823 million in 2007 compared with $1.34 billion in 2006 as a result of lower cash payments for vehicle capital spending, a $150 million sale-leaseback transaction completed during the second quarter of 2007 and higher proceeds associated with sales of used vehicles. These items were partially offset by higher acquisition-related payments.

Cash provided by operating activities increased in 2006 compared with 2005, because of higher cash-based earnings and lower income tax payments which were partially offset by higher pension contributions of $117 million. In 2005, net cash provided by operating activities was impacted by U.S. federal income tax payments of $176 million made in connection with the resolution of our federal income tax audit for the 1998 to 2000 tax period. Income tax payments in 2006 also included $85 million deferred from 2005 due to hurricane relief provisions enacted in 2005. Cash provided by financing activities in 2006 was $488 million compared with $242 million in 2005. Cash provided by financing activities in 2006 reflects higher debt borrowings used to fund increased vehicle capital spending, higher pension contributions and share repurchases. Cash used in investing activities increased to $1.34 billion in 2006 compared with $989 million in 2005, due to higher vehicle capital spending, principally lease vehicle spending for replacement and expansion of customer fleets, and an increase in restricted cash associated with the implementation of the vehicle like-kind exchange tax program in 2006.

Our principal sources of operating liquidity are cash from operations and proceeds from the sale of revenue earning equipment. We refer to the sum of operating cash flows, proceeds from the sales of revenue earning equipment and operating property and equipment, sale and leaseback of revenue earning equipment, collections on direct finance leases and other cash inflows as “total cash generated.” We refer to the net amount of cash generated from operating and investing activities (excluding changes in restricted cash and acquisitions) as “free cash flow.” Although total cash generated and free cash flow are non-GAAP financial measures, we consider them to be important measures of comparative operating performance. We also believe total cash generated to be an important measure of total cash inflows generated from our ongoing business activities. We believe free cash flow provides investors with an important perspective on the cash available for debt service and for shareholders after making capital investments required to support ongoing business

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

operations. Our calculation of free cash flow may be different from the calculation used by other companies and therefore comparability may be limited.

The following table shows the sources of our free cash flow computation:

	Years ended December 31
	2007	2006	2005
	(In thousands)

Net cash provided by operating activities	$1,102,939	853,587	779,062
Sales of revenue earning equipment	354,767	326,079	326,752
Sales of operating property and equipment	18,868	6,575	6,963
Collections on direct finance leases	63,358	66,274	70,408
Sale and leaseback of revenue earning equipment	150,348	—	—
Other, net	1,588	2,163	—

Total cash generated	1,691,868	1,254,678	1,183,185
Purchases of property and revenue earning equipment	(1,317,236)	(1,695,064)	(1,399,379)

Free cash flow	$374,632	(440,386)	(216,194)

Free cash flow improved to $375 million in 2007 compared to negative $440 million in 2006 because of lower cash payments for vehicle capital spending, reduced working capital needs, a sale-leaseback transaction completed during the second quarter of 2007 and lower pension contributions during 2007. Free cash flow decreased in 2006 compared to 2005 as a result of increased vehicle capital spending and higher pension contributions. We anticipate positive but lower free cash flow in 2008 as a result of increased anticipated vehicle capital spending and no planned sale and leaseback transactions.

Capital expenditures are generally used to purchase revenue earning equipment (trucks, tractors, trailers) primarily to support the full service lease product line and secondarily to support the commercial rental product line within our FMS business segment. The level of capital required to support the full service lease product line varies directly with the customer contract signings for replacement vehicles and growth. These contracts are long-term agreements that result in predictable cash flows to us typically over a three to seven year term for trucks and tractors and up to ten years for trailers. The commercial rental product line utilizes capital for the purchase of vehicles to replenish and expand the fleet available for shorter-term use by contractual or occasional customers. Operating property and equipment expenditures primarily relate to FMS and SCS spending on items such as vehicle maintenance facilities and equipment, computer and telecommunications equipment, and warehouse facilities and equipment.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The following is a summary of capital expenditures:

	Years ended December 31
	2007	2006	2005
	(In thousands)

Revenue earning equipment:(1)
Full service lease	$900,028	1,492,720	1,082,332
Commercial rental	218,830	195,023	251,278

	1,118,858	1,687,743	1,333,610
Operating property and equipment	75,978	71,772	77,360

Total capital expenditures	1,194,836	1,759,515	1,410,970
Changes in accounts payable related to purchases of revenue earning equipment	122,400	(64,451)	(11,591)

Cash paid for purchases of property and revenue earning equipment	$1,317,236	1,695,064	1,399,379

(1)	Capital expenditures exclude non-cash additions of approximately $11 million, $2 million and $0.4 million in 2007, 2006 and 2005, respectively, in assets held under capital leases resulting from the extension of existing operating leases and other additions.

Capital expenditures decreased in 2007 as a result of lower full service lease vehicle spending for replacement and expansion of customer fleets. Capital expenditures grew in 2006 because of increased lease vehicle spending for replacement and expansion of customer fleets. Vehicle capital spending levels were relatively low from 2001 to 2003 as we focused efforts on extending leases with existing customers, redeploying surplus assets and right-sizing our fleet. Accordingly, capital spending levels were relatively higher from 2004 to 2006 because of increased replacement activity. We also experienced increased replacement activity in 2006 associated with the introduction in 2007 of emission after-treatment devices on newly manufactured engines and vehicles. We expect capital expenditures to increase to approximately $1.44 billion in 2008 as a result of higher planned levels of spending for full service lease vehicles. We expect to fund 2008 capital expenditures with both internally generated funds and additional financing.

In 2007, we completed an acquisition in Canada related to the FMS and SCS segments. Total consideration paid during 2007 for this acquisition was $75 million. See Note 3, “Acquisitions,” in the Notes to Consolidated Financial Statements for further discussion. On January 11, 2008, we entered into an asset purchase agreement with Lily Transportation Corporation (“Lily”) for a purchase price of $95 million. We will continue to evaluate selective acquisitions in FMS, SCS and DCC in 2008.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The following table shows the movements in our debt balance:

	Years ended December 31
	2007	2006
	(In thousands)

Debt balance at January 1	$2,816,943	2,185,366

Cash-related changes in debt:
Net change in commercial paper borrowings	(159,771)	328,641
Proceeds from issuance of medium-term notes	250,000	550,000
Proceeds from issuance of other debt instruments	263,021	120,568
Retirement of medium-term notes and debentures	(263,021)	(213,195)
Other debt repaid, including capital lease obligations	(175,979)	(165,324)

	(85,750)	620,690
Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	(96)	(663)
Addition of capital lease obligations	10,920	2,295
Changes in foreign currency exchange rates and other non-cash items	34,112	9,255

Total changes in debt	(40,814)	631,577

Debt balance at December 31	$2,776,129	2,816,943

In accordance with our funding philosophy, we attempt to match the average remaining repricing life of our debt with the average remaining life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25%-45% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total obligations (including notional value of swap agreements) was 31% at December 31, 2007 and 2006.

Our leverage ratios and a reconciliation of on-balance sheet debt to total obligations were as follows:

	December 31,	%	December 31,	%
	2007	of Equity	2006	of Equity
	(Dollars in thousands)

On-balance sheet debt	$2,776,129	147%	$2,816,943	164%
Off-balance sheet debt — PV of minimum lease payments and guaranteed residual values under operating leases for vehicles(1)	177,992		77,998

Total obligations	$2,954,121	157%	$2,894,941	168%

(1)	Present value (PV) does not reflect payments we would be required to make if we terminated the related leases prior to the scheduled expiration dates.

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

Our leverage ratios decreased in 2007, as improved operating cash flows were used to reduce outstanding debt. Proceeds from the sale and leaseback of revenue earning equipment also served to reduce balance sheet debt levels. These improved operating cash flows more than offset the spending required to support our

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

contractual full service lease business and share repurchase programs. Our long-term target range of total obligations to equity is 250% to 300%, while maintaining a strong investment grade rating. We believe this leverage range is appropriate for our business due to the liquidity of our vehicle portfolio and because a substantial component of our assets is supported by long-term customer leases.

We can borrow up to $870 million through a global revolving credit facility with a syndicate of twelve lenders. The credit facility matures in May 2010 and is used primarily to finance working capital and provide support for the issuance of commercial paper. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at December 31, 2007). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 11.0 basis points, which applies to the total facility of $870 million, and is based on our current credit ratings. The credit facility contains no provisions restricting its availability in the event of a material adverse change to our business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated tangible net worth, as defined in the agreement, of less than or equal to 300%. The ratio at December 31, 2007 was 127%. At December 31, 2007, $295 million was available under the credit facility (net of commercial paper backup requirements and outstanding foreign subsidiary borrowings outstanding). Foreign borrowings of $46 million were outstanding under the facility at December 31, 2007.

Commercial paper is supported by the long-term global revolving credit facility. Our intent is to continue to renew the revolving credit facility on a long-term basis, subject to market conditions. As a result, the commercial paper borrowings supported by the long-term revolving credit facility are classified as long-term debt.

On February 27, 2007, we filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC). The registration is for an indeterminate number of securities and is effective for three years. Under this universal shelf registration statement, we have the capacity to offer and sell from time to time various types of securities, including common stock, preferred stock and debt securities. The automatic shelf registration replaced our $800 million shelf registration statement, which was fully utilized with the issuance of $250 million of medium-term notes in February 2007 maturing in March 2014. During 2006, we issued $550 million of medium-term notes, of which $250 million mature in May 2011 and $300 million mature in November 2016. The proceeds from the medium-term notes were used for general corporate purposes.

Ryder Receivable Funding II, L.L.C. (RRF LLC), a bankruptcy remote, consolidated subsidiary of Ryder has a Trade Receivables Purchase and Sale Agreement (the Trade Receivables Agreement) with two financial institutions. Under this program, Ryder sells certain of its domestic trade accounts receivable to RRF LLC that in turn may sell, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit and (or) committed purchasers. Under the terms of the program, RRF LLC and Ryder have provided representations, warranties, covenants and indemnities that are customary for accounts receivable facilities of this type. We entered into this program to provide additional liquidity to fund our operations, particularly when the cost of such sales is cost effective compared with other funding programs, notably the issuance of unsecured commercial paper. This program is accounted for as a collateralized financing arrangement. The available proceeds that may be received by RRF LLC under the program are limited to $200 million. RRF LLC’s costs under this program may vary based on changes in our unsecured debt ratings and changes in interest rates. If no event occurs which causes early termination, the 364-day program will expire on September 9, 2008. At December 31, 2007, there was $100 million outstanding under the agreement. There were no amounts outstanding under the agreement at December 31, 2006. In January 2008, we increased our limit under this program to $300 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

At December 31, 2007, we had the following amounts available to fund operations under the aforementioned facilities:

(In millions)

Global revolving credit facility	$295
Trade receivables program	100
Automatic shelf registration	Indeterminate

Our ability to access unsecured debt in the capital markets is linked to both our short-term and long-term debt ratings. These ratings are intended to provide guidance to investors in determining the credit risk associated with particular Ryder securities based on current information obtained by the rating agencies from us or from other sources that such agencies consider to be reliable. Lower ratings generally result in higher borrowing costs as well as reduced access to unsecured capital markets. Market conditions will also impact our borrowing costs. Based on current market conditions, we have evaluated our ability to access the unsecured debt market and believe that we have the ability to issue unsecured debt.

A significant downgrade of our short-term debt ratings would reduce our ability to issue commercial paper. As a result, we would have to rely on our other established short-term funding sources. Our debt ratings at December 31, 2007 were as follows:

	Short-term	Long-term	Outlook(1)

Moody’s Investors Service	P2	Baa1	Stable (June 2004)
Standard & Poor’s Ratings Services	A2	BBB+	Stable (April 2005)
Fitch Ratings	F2	A−	Stable (July 2005)

(1)	Month and year attained.

We believe that our existing cash and cash equivalents, operating cash flows, commercial paper program, revolving credit facility, shelf registration with the SEC and the trade receivables program will adequately meet our working capital and capital expenditure needs for the foreseeable future. In addition to the unsecured sources of funding available to us, we could also meet our financing needs with asset-based securitization and sale-leaseback transactions.

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

In May 2007, we completed a sale-leaseback transaction of revenue earning equipment with a third party not deemed to be a VIE and this transaction qualified for off-balance sheet operating lease treatment. Proceeds from the sale-leaseback transaction totaled $150 million. This lease contains limited guarantees by us of the residual values of the leased vehicles (residual value guarantees) that are conditioned upon disposal of the leased vehicles prior to the end of their lease term. The amount of future payments for residual value guarantees will depend on the market for used vehicles and the condition of the vehicles at time of disposal. See Note 18, “Guarantees,” in the Notes to Consolidated Financial Statements for additional information. We did not enter into any sale-leaseback transactions during 2006 and 2005.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Guarantees.  We executed various agreements with third parties that contain standard indemnifications that may require us to indemnify a third party against losses arising from a variety of matters such as lease obligations, financing agreements, environmental matters, and agreements to sell business assets. In each of these instances, payment by us is contingent on the other party bringing about a claim under the procedures outlined in the specific agreement. Normally, these procedures allow us to dispute the other party’s claim. Additionally, our obligations under these agreements may be limited in terms of the amount and (or) timing of any claim. We have entered into individual indemnification agreements with each of our independent directors, through which we will indemnify such director acting in good faith against any and all losses, expenses and liabilities arising out of such director’s service as a director of Ryder. The maximum amount of potential future payments under these agreements is generally unlimited.

We cannot predict the maximum potential amount of future payments under certain of these agreements, including the indemnification agreements, due to the contingent nature of the potential obligations and the distinctive provisions that are involved in each individual agreement. Historically, no such payments made by Ryder have had a material adverse effect on our business. We believe that if a loss were incurred in any of these matters, the loss would not result in a material adverse impact on our consolidated results of operations or financial position. The total amount of maximum exposure determinable under these types of provisions at December 31, 2007 and 2006 was $16 million and $17 million, respectively, and we have accrued $2 million in each period, as a corresponding liability. See Note 18, “Guarantees,” in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Contractual Obligations and Commitments

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements, lease agreements and unconditional purchase obligations. The following table summarizes our expected future contractual cash obligations and commitments at December 31, 2007:

	2008	2009 - 2010	2011 - 2012	Thereafter	Total
	(In thousands)

Debt	$220,483	1,087,368	734,139	721,297	2,763,287
Capital lease obligations	2,215	3,378	2,615	4,634	12,842

Total debt	222,698	1,090,746	736,754	725,931	2,776,129

Interest on debt(1)	146,569	236,398	126,742	230,708	740,417
Operating leases(2)	97,451	163,872	119,018	91,306	471,647
Purchase obligations(3)	241,558	25,938	1,241	149	268,886

Total contractual cash obligations	485,578	426,208	247,001	322,163	1,480,950

Insurance obligations(4)	119,280	102,635	42,477	33,777	298,169
Other long-term liabilities(5),(6),(7)	15,803	5,432	1,420	50,716	73,371

Total	$843,359	1,625,021	1,027,652	1,132,587	4,628,619

(1)	Total debt matures at various dates through fiscal year 2025 and bears interest principally at fixed rates. Interest on variable-rate debt is calculated based on the applicable rate at December 31, 2007. Amounts are based on existing debt obligations, including capital leases, and do not consider potential refinancings of expiring debt obligations.

(2)	Represents future lease payments associated with vehicles, equipment and properties under operating leases. Amounts are based upon the general assumption that the leased asset will remain on lease for the length of time specified by the respective lease agreements. No effect has been given to renewals, cancellations, contingent rentals or future rate changes.

(3)	The majority of our purchase obligations are pay-as-you-go transactions made in the ordinary course of business. Purchase obligations include agreements to purchase goods or services that are legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed minimum or variable price provisions; and the approximate timing of the transaction. The most significant item included in the above table are purchase obligations related to vehicles. Purchase orders made in the ordinary course of business that are cancelable are excluded from the above table. Any amounts for which we are liable under purchase orders for goods received are reflected in our Consolidated Balance Sheets as “Accounts payable” and “Accrued expenses and other current liabilities.”

(4)	Insurance obligations are primarily comprised of self-insurance accruals.

(5)	Represents other long-term liability amounts reflected in our Consolidated Balance Sheets that have known payment streams. The most significant items included were asset retirement obligations and deferred compensation obligations.

(6)	The amounts exclude our estimated pension contributions. For 2008, our pension contributions, including our minimum funding requirements as set forth by ERISA and international regulatory bodies, are expected to be $22 million. Our minimum funding requirements after 2008 are dependent on several factors. However, we estimate that the present value of required contributions over the next five years is approximately $21 million (pre-tax) for the U.S. plan (assuming expected long-term rate of return realized and other assumptions remain unchanged). We also have payments due under our other postretirement benefit (OPEB) plans. These plans are not required to be funded in advance, but are pay-as-you-go. See Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for further discussion.

(7)	The amounts exclude $75 million of liabilities under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” as we are unable to reasonably estimate the ultimate amount or timing of settlement. See Note 14, “Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Pension Information

On January 5, 2007, our Board of Directors approved an amendment to freeze U.S. pension plans effective December 31, 2007 for current participants who did not meet certain grandfathering criteria. As a result, these employees ceased accruing further benefits after December 31, 2007 and began participating in an enhanced 401(k) plan. Those participants that met the grandfathering criteria were given the option to either continue to earn benefits in the U.S. pension plans or transition into an enhanced 401(k) plan. All retirement benefits earned as of December 31, 2007 were fully preserved and will be paid in accordance with the plan and legal requirements. Employees hired after January 1, 2007 will not be eligible to participate in the pension plan. Due to the fact that our pension plan was replaced by an enhanced 401(k) plan to which we will also be contributing, we do not believe our benefit plan funding requirements will change significantly as a result of the freeze of the U.S. pension plans.

We had an accumulated net pension equity charge (after-tax) of $148 million and $201 million at December 31, 2007 and 2006, respectively. The reduced equity charge in 2007 reflects our improved funded status as a result of (i) an increase in interest rates; (ii) pension asset returns; (iii) pension contributions; and (iv) the impact of the freeze of U.S. pension plans. Total asset returns for our U.S. qualified pension plan (our primary plan) were 6% in 2007.

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. During 2007, total pension contributions, including our international plans, were $60 million compared with $130 million in 2006. After considering the 2007 contributions and asset performance, the projected present value of estimated contributions for our U.S. plan that would be required over the next 5 years totals approximately $21 million (pre-tax). Changes in interest rates and the market value of the securities held by the plans during 2007 could materially change, positively or negatively, the underfunded status of the plans and affect the level of pension expense and required contributions in 2008 and beyond. See Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.

In August 2006, the Pension Protection Act of 2006 was signed into law. The major provisions of the statute took effect January 1, 2008. Among other things, the statute is designed to ensure timely and adequate funding of qualified pension plans by shortening the time period within which employers must fully fund pension benefits. Due to the funded status of our primary pension plan, the Pension Protection Act of 2006 will not have a significant impact on our future pension funding requirements.

Share Repurchase Programs and Cash Dividends

In December 2007, our Board of Directors authorized a $300 million share repurchase program over a period not to exceed two years. Additionally, our Board of Directors also authorized a separate two-year anti-dilutive repurchase program. Under the anti-dilutive program, management is authorized to repurchase shares of common stock in an amount not to exceed the lesser of the number of shares issued to employees upon the exercise of stock options or through the employee stock purchase plan for the period from September 1, 2007 to December 12, 2009, or 2 million shares. Share repurchases of common stock under both plans may be made periodically in open-market transactions, and are subject to market conditions, legal requirements and other factors. Management may establish a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2007 programs, which would allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During 2007, no repurchases had been made under these programs.

In May 2007, our Board of Directors authorized a $200 million share repurchase program over a period not to exceed two years. This program was completed during the third quarter of 2007. We repurchased and retired approximately 3.7 million shares under the May 2007 program at an aggregate cost of $200 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

In May 2006, our Board of Directors authorized a two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. The May 2006 program limited aggregate share repurchases to no more than 2 million shares of Ryder common stock. This program was competed during the first quarter of 2007. In 2007 and 2006, we repurchased and retired approximately 0.2 million shares and 1.8 million shares, respectively, under the May 2006 program at an aggregate cost of $9 million and $93 million, respectively.

In October 2005, our Board of Directors authorized a $175 million share repurchase program over a period not to exceed two years. This program was completed during the first quarter of 2006. In 2006 and 2005, we repurchased and retired approximately 1.6 million shares and 2.6 million shares, respectively, under the October 2005 program at an aggregate cost of $66 million and $109 million, respectively.

In July 2004, our Board of Directors authorized a two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. In 2005, we repurchased and retired approximately 1.1 million shares under the July 2004 program at an aggregate cost of $43 million.

Cash dividend payments to shareholders of common stock were $50 million in 2007, $44 million in 2006 and $41 million in 2005. During 2007, we increased our annual dividend to $0.84 per share of common stock. In February 2008, our Board of Directors declared a quarterly cash dividend of $0.23 per share of common stock. The dividend reflects a $0.02 increase from the $0.21 per share of common stock quarterly cash dividend paid in 2007.

Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates, foreign currency exchange rates and fuel prices. We manage these exposures in several ways, including, in certain circumstances, the use of a variety of derivative financial instruments when deemed prudent. We do not enter into leveraged derivative financial transactions or use derivative financial instruments for trading purposes.

Exposure to market risk for changes in interest rates exists for our debt obligations. Our interest rate risk management program objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. We manage our exposure to interest rate risk primarily through the proportion of fixed-rate and variable-rate debt we hold in the total debt portfolio. From time to time, we also use interest rate swap and cap agreements to manage our fixed-rate and variable-rate exposure and to better match the repricing of debt instruments to that of our portfolio of assets. See Note 17, “Financial Instruments and Risk Management,” in the Notes to Consolidated Financial Statements for further discussion on interest rate swap agreements.

At December 31, 2007, we had $2.00 billion of fixed-rate debt outstanding (excluding capital leases) with a weighted-average interest rate of 5.3% and a fair value of $1.99 billion. A hypothetical 10% decrease or increase in the December 31, 2007 market interest rates would impact the fair value of our fixed-rate debt by approximately $31 million. At December 31, 2006, we had $1.95 billion of fixed-rate debt (excluding capital leases) with a weighted-average interest rate of 5.5% and a fair value of $1.93 billion, including the effects of an interest rate swap which matured in September 2007 and October 2007. A hypothetical 10% decrease or increase in the December 31, 2006 market interest rates would impact the fair value of our fixed-rate debt by approximately $37 million. At December 31, 2006, the fair value of our interest rate swap agreement was recorded as an asset and was not material. We estimated the fair value of derivatives based on dealer quotations.

At December 31, 2007, we had $767 million of variable-rate debt outstanding. At December 31, 2006, we had $865 million of variable-rate debt, including the impact of interest rate swaps, which effectively changed $35 million of fixed-rate debt instruments with a weighted-average interest rate of 6.6% to LIBOR-based floating-rate debt with a weighted-average interest rate of 6.3%. Changes in the fair value of the interest

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

rate swaps were offset by changes in the fair value of the debt instruments and no net gain or loss was recognized in earnings. The fair value of our interest rate swap agreements at December 31, 2006 was recorded as an asset totaling $0.1 million. A hypothetical 10% increase in market interest rates would impact 2008 pre-tax earnings by approximately $4 million.

Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. The majority of our transactions are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed include the Canadian dollar, British pound sterling, Brazilian real and Mexican peso. We manage our exposure to foreign currency exchange rate risk related to our foreign operations’ buying, selling and financing in currencies other than local currencies by naturally offsetting assets and liabilities not denominated in local currencies to the extent possible. A hypothetical uniform 10% strengthening in the value of the dollar relative to all the currencies in which our transactions are denominated would result in a decrease to pre-tax earnings of approximately $6 million. We also use foreign currency option contracts and forward agreements from time to time to hedge foreign currency transactional exposure. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries, since we generally have no near-term intent to repatriate funds from such subsidiaries. However, at December 31, 2006, we had a $78 million cross-currency swap in place to hedge our net investment in a foreign subsidiary and for which we recognized a liability equal to its fair value of $20 million. The cross-currency swap matured in 2007. At December 31, 2007 and 2006, we also had forward foreign currency exchange contracts with an aggregate fair value of $(0.1) million and $0.3 million, respectively, used to hedge the variability of foreign currency equivalent cash flows. The potential loss in fair value of our forward foreign currency exchange contracts from a hypothetical 10% adverse change in quoted foreign currency exchange rates was not material at December 31, 2007. At December 31, 2006, the potential loss in fair value of our cross-currency swap and forward foreign currency exchange contracts would have been $10 million. We estimated the fair values of derivatives based on dealer quotations.

Exposure to market risk for fluctuations in fuel prices relates to a small portion of our service contracts for which the cost of fuel is integral to service delivery and the service contract does not have a mechanism to adjust for increases in fuel prices. At December 31, 2007, we also had various fuel purchase arrangements in place to ensure delivery of fuel at market rates in the event of fuel shortages. We are exposed to fluctuations in fuel prices in these arrangements since none of the arrangements fix the price of fuel to be purchased. Increases and decreases in the price of fuel are generally passed on to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. We believe the exposure to fuel price fluctuations would not materially impact our results of operations, cash flows or financial position.

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

Capital expenditures related to these programs totaled approximately $2 million in 2007 and $1 million in each of 2006 and 2005. We incurred environmental expenses of $7 million, $8 million and $9 million in 2007, 2006 and 2005, respectively, which included remediation costs as well as normal recurring expenses such as licensing, testing and waste disposal fees. Based on current circumstances and the present standards imposed by government regulations, environmental expenses and related capitalized costs should not increase materially from 2007 levels in the near term.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The ultimate cost of our environmental liabilities cannot presently be projected with certainty due to the presence of several unknown factors, primarily the level of contamination, the effectiveness of selected remediation methods, the stage of management’s investigation at individual sites and the recoverability of such costs from third parties. Based upon information presently available, we believe that the ultimate disposition of these matters, although potentially material to the results of operations in any single year, will not have a material adverse effect on our financial condition or liquidity. See Note 24, “Environmental Matters,” in the Notes to Consolidated Financial Statements for further discussion.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions. Our significant accounting policies are described in the Notes to Consolidated Financial Statements. Certain of these policies require the application of subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates and assumptions are based on historical experience, changes in the business environment and other factors that we believe to be reasonable under the circumstances. Different estimates that could have been applied in the current period or changes in the accounting estimates that are reasonably likely can result in a material impact on our financial condition and operating results in the current and future periods. We periodically review the development, selection and disclosure of these critical accounting estimates with Ryder’s Audit Committee.

The following discussion, which should be read in conjunction with the descriptions in the Notes to Consolidated Financial Statements, is furnished for additional insight into certain accounting estimates that we consider to be critical.

Depreciation and Residual Value Guarantees.  We periodically review and adjust the residual values and useful lives of revenue earning equipment of our FMS business segment as described in Note 1, “Summary of Significant Accounting Policies — Revenue Earning Equipment, Operating Property and Equipment, and Depreciation” and “Summary of Significant Accounting Policies — Residual Value Guarantees and Deferred Gains,” in the Notes to Consolidated Financial Statements. Reductions in residual values (i.e., the price at which we ultimately expect to dispose of revenue earning equipment) or useful lives will result in an increase in depreciation expense over the life of the equipment. We review residual values and useful lives of revenue earning equipment on an annual basis or more often if deemed necessary for specific groups of our revenue earning equipment. Reviews are performed based on vehicle class, generally subcategories of trucks, tractors and trailers by weight and usage. Our annual review is established with a long-term view considering historical market price changes, current and expected future market price trends, expected life of vehicles included in the fleet and extent of alternative uses for leased vehicles (e.g., rental fleet, and SCS and DCC applications). As a result, future depreciation expense rates are subject to change based upon changes in these factors. At the end of 2007, we completed our annual review of the residual values and useful lives of revenue earning equipment. Based on the results of our analysis, the adjustment to the residual values and useful lives of revenue earning equipment on January 1, 2008 was not significant. Based on the mix of revenue earning equipment at December 31, 2007, a 10% decrease in expected vehicle residual values would increase depreciation expense in 2008 by approximately $88 million.

We also lease vehicles under operating lease agreements. Certain of these agreements contain limited guarantees for a portion of the residual values of the equipment. Results of the reviews described above for owned equipment are also applied to equipment under operating lease. The amount of residual value guarantees expected to be paid is recognized as rent expense over the expected remaining term of the lease. At December 31, 2007, total liabilities for residual value guarantees of $2 million were included in “Accrued expenses and other current liabilities” (for those payable in less than one year) and in “Other non-current liabilities.” While we believe that the amounts are adequate, changes to management’s estimates of residual value guarantees may occur due to changes in the market for used vehicles, the condition of the vehicles at the end of the lease and inherent limitations in the estimation process. Based on the existing mix of vehicles under

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

operating lease agreements at December 31, 2007, a 10% decrease in expected vehicle residual values would increase rent expense in 2008 by approximately $1 million.

Pension Plans.  We sponsor several defined benefit plans covering most employees. These plans generally provide participants with benefits based on years of service and career-average compensation levels. We apply actuarial methods to determine the annual net periodic pension expense and pension plan liabilities on an annual basis, or on an interim basis if there is an event requiring remeasurement. Each December, we review actual experience compared with the more significant assumptions used and make adjustments to our assumptions, if warranted. In determining our annual estimate of periodic pension cost, we are required to make an evaluation of critical factors such as discount rate, expected long-term rate of return, expected increase in compensation levels, retirement rate and mortality. Discount rates are based upon a duration analysis of expected benefit payments and the equivalent average yield for high quality corporate fixed income investments as of our December 31 annual measurement date. In order to provide a more accurate estimate of the discount rate relevant to our plan, we use models that match projected benefits payments of our primary U.S. plan to coupons and maturities from a hypothetical portfolio of high quality corporate bonds. Long-term rate of return assumptions are based on actuarial review of our asset allocation strategy and long-term expected asset returns. Investment management and other fees paid using plan assets are factored into the determination of asset return assumptions. The composition of our pension assets was 75% equity securities and 25% debt securities and other investments. As part of our strategy to manage future pension costs and net funded status volatility, we regularly assess our pension investment strategy. We evaluate our mix of investments between equity and fixed income securities and may adjust the composition of our pension assets when appropriate. The rate of increase in compensation levels is reviewed based upon actual experience. Retirement rates are based primarily on actual plan experience. For purposes of estimating mortality in the measurement of our pension obligation, as of December 31, 2007, we began using the Retirement Plans 2000 Table of Combined Healthy Lives (RP 2000 Table), projected seven years. The rates in the table were adjusted to reflect our historical experience over the past 5 years and to reflect future mortality improvements. Previously, we used the 1994 Uninsured Pensioners Mortality Tables (UP-94). The impact of this change to our benefit obligation at December 31, 2007 was not material.

Accounting guidance applicable to pension plans does not require immediate recognition of the effects of a deviation between these assumptions and actual experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and recorded within “Accumulated other comprehensive loss.” We had an actuarial loss of $238 million at the end of 2007 compared with a loss of $318 million at the end of 2006. The decrease in the net actuarial loss in 2007 resulted primarily from actuarial gains associated with an increase in discount rates. To the extent the amount of all actuarial gains and losses exceed 10% of the larger of the benefit obligation or plan assets, such amount is amortized over the average remaining service life of active participants or the remaining life expectancy of inactive participants if all or almost all of a plan’s participants are inactive. Our amortization period has historically been based on the average remaining service period of active employees expected to receive benefits (8 years). However, due to the freeze of the qualified U.S. pension plan, almost all of the plan’s participants became inactive beginning on January 1, 2008. Consequently, the amortization period for the actuarial loss on the qualified U.S. pension plan will be based on the average remaining life expectancy of these participants (29 years) resulting in an extended amortization period beginning in 2008. The amount of the actuarial loss subject to amortization in 2008 will be $86 million. The effect on years beyond 2008 will depend substantially upon the actual experience of our plans.

Disclosure of the significant assumptions used in arriving at the 2007 net pension expense is presented in Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

A sensitivity analysis of projected 2008 net pension expense to changes in key underlying assumptions for our primary plan, the U.S. pension plan, is presented below.

				Effect on
			Impact on 2008 Net	December 31, 2007
	Assumed Rate	Change	Pension Expense	Projected Benefit Obligation

Discount rate increase	6.00%	+ 0.25%	− $1 million	− $36 million
Discount rate decrease	6.00%	− 0.25%	+ $1 million	+ $36 million
Expected long-term rate of return on assets	8.50%	+/− 0.25%	−/+ $3 million
Rate of increase in compensation levels	4.00%	+/− 0.50%	+/− $1 million

Self-Insurance Accruals.  Self-insurance accruals were $278 million and $283 million as of December 31, 2007 and 2006, respectively. The majority of our self-insurance relates to vehicle liability and workers’ compensation. We use a variety of statistical and actuarial methods that are widely used and accepted in the insurance industry to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as frequency and severity of claims, claim development and payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services, unpredictability of the size of jury awards and limitations inherent in the estimation process. While we believe that self-insurance accruals are adequate, there can be no assurance that changes to our estimates may not occur.

In recent years, our actual claim development has been favorable compared to historical selected loss development factors because of improved safety performance, payment patterns and settlement patterns. During 2007, 2006 and 2005, we recorded a benefit of $24 million, $12 million and $7 million, respectively, to reduce estimated prior years’ self-insured loss reserves. Based on self-insurance accruals at December 31, 2007, a 5% adverse change in actuarial claim loss estimates would increase operating expense in 2008 by approximately $13 million.

Goodwill Impairment.  We assess goodwill for impairment, as described in Note 1, “Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements, on an annual basis or more often if deemed necessary. To determine whether goodwill impairment indicators exist, we are required to assess the fair value of the reporting unit and compare it to the carrying value. A reporting unit is a component of an operating segment for which discrete financial information is available and management regularly reviews its operating performance. Our valuation of fair value for each reporting unit is determined based on a discounted future cash flow model. Estimates of future cash flows are dependent on our knowledge and experience about past and current events and assumptions about conditions we expect to exist, including long-term growth rates, capital requirements, useful lives and discount rates. These assumptions are based on a number of factors including future operating performance, economic conditions and actions we expect to take. In addition to these factors, our SCS reporting units are dependent on several key customers or industry sectors. The loss of a key customer may have a significant impact to one of our SCS reporting units, causing us to assess whether or not the event resulted in a goodwill impairment loss. For example, the profitability and valuation of fair value for our SCS — U.K. reporting unit is dependent in large part to several significant customer contracts. While we believe our estimates of future cash flows are reasonable, there can be no assurance that deterioration in economic conditions, customer relationships or adverse changes to expectations of future performance will not occur, resulting in a goodwill impairment loss. Our annual impairment test, performed as of April 1, 2007, did not result in any impairment of goodwill. At December 31, 2007, goodwill totaled $167 million.

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

In transportation management arrangements where we act as principal, revenue is reported on a gross basis for subcontracted transportation billed to our customers. From time to time, the terms and conditions of our transportation management arrangements may change, which could require a change in revenue recognition from a gross basis to a net basis or vice versa. Our non-GAAP measure of operating revenue would not be impacted from this change in revenue reporting. Effective January 1, 2008, our contractual relationship for certain transportation management services changed, and we determined, after a formal review of the terms and conditions of the services, that we will be acting as an agent in the arrangement. As a result, the amount of total revenue and subcontracted transportation expense will decrease in the future due to the reporting of revenue net of subcontracted transportation expense. During 2007, 2006 and 2005, revenue associated with this portion of the contract was $640 million, $565 million and $360 million, respectively.

Income Taxes.  Our overall tax position is complex and requires careful analysis by management to estimate the expected realization of income tax assets and liabilities.

Tax regulations require items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements is different than that reported in the tax return. Some of these differences are permanent, such as expenses that are not deductible on the tax return, and some are timing differences, such as depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years for which we have already recorded the tax benefit in the financial statements. Deferred tax assets amounted to $207 million and $250 million at December 31, 2007 and 2006, respectively. We record a valuation allowance for deferred tax assets to reduce such assets to amounts expected to be realized. At December 31, 2007 and 2006, the deferred tax valuation allowance, principally attributed to foreign tax loss carryforwards in the SCS business segment, was $15 million and $13 million, respectively. In determining the required level of valuation allowance, we consider whether it is more likely than not that all or some portion of deferred tax assets will not be realized. This assessment is based on management’s expectations as to whether sufficient taxable income of an appropriate character will be realized within tax carryback and carryforward periods. Our assessment involves estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates. Should we change our estimate of the amount of deferred tax assets that we would be able to realize, an adjustment to the valuation allowance would result in an increase or decrease to the provision for income taxes in the period such a change in estimate was made.

We are subject to tax audits in numerous jurisdictions in the U.S. and around the world. Tax audits by their very nature are often complex and can require several years to complete. In the normal course of business, we are subject to challenges from the Internal Revenue Service (IRS) and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. As part of our calculation of the provision for

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

income taxes on earnings, we determine whether the benefits of our tax positions are at least more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we accrue the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements. Such accruals require management to make estimates and judgments with respect to the ultimate outcome of a tax audit. Actual results could vary materially from these estimates.

Audits of our U.S. federal income tax returns are closed through fiscal year 2003. As discussed in Note 14, “Income Taxes,” in the Notes to Consolidated Financial Statements, in February 2005 we resolved all issues with the IRS related to the 1998 to 2000 tax period, including interest and penalties. In connection with the resolution of this audit, on February 22, 2005 we paid $176 million (after utilization of all available federal net operating losses and alternative minimum tax credit carryforwards), including interest through the date of payment. We believe that we have not entered into any other transactions since 2000 that raise the same type of issues identified by the IRS in the audit of the 1998 to 2000 tax period.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 2, “Accounting Changes,” in the Notes to Consolidated Financial Statements for additional discussion surrounding the adoption of these accounting standards. See Note 1, “Summary of Significant Accounting Policies — Recent Accounting Pronouncements,” in the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

NON-GAAP FINANCIAL MEASURES

This Annual Report on Form 10-K includes information extracted from consolidated financial information but not required by generally accepted accounting principles (GAAP) to be presented in the financial statements. Certain of this information are considered “non-GAAP financial measures” as defined by SEC rules. Specifically, we refer to adjusted return on capital, operating revenue, salaries and employee-related costs as a percentage of operating revenue, FMS operating revenue, FMS NBT as a % of operating revenue, SCS operating revenue, SCS NBT as a % of operating revenue, DCC operating revenue, DCC NBT as a % of operating revenue, total cash generated, free cash flow, total obligations, total obligations to equity, and comparable earnings from continuing operations and comparable earnings per diluted common share from continuing operations. We believe that the comparable earnings from continuing operations and comparable earnings per diluted common share from continuing operations measures provide useful information to investors because they exclude significant items that are unrelated to our ongoing business operations. As required by SEC rules, we provide a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure and an explanation why management believes that presentation of the non-GAAP financial measure provides useful information to investors. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP.

The following table provides a numerical reconciliation of earnings from continuing operations and earnings per diluted common share from continuing operations to comparable earnings from continuing

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

operations and comparable earnings per diluted common share from continuing operations for December 31, 2007, 2006 and 2005 which was not provided within the MD&A discussion:

	Years ended December 31
	2007	2006	2005
	(In thousands, except per share amounts)

Earnings from continuing operations	$253,861	248,959	227,628
Tax law changes	(3,333)	(6,796)	(7,627)
Pension accounting charge	—	3,720	—
Gain on sale of property	(6,154)	—	—
Net restructuring charges(1)	7,536	—	—

Comparable earnings from continuing operations	$251,910	245,883	220,001

Earnings per diluted common share from continuing operations	$4.24	4.04	3.53
Tax law changes	(0.06)	(0.11)	(0.12)
Pension accounting charge	—	0.06	—
Gain on sale of property	(0.10)	—	—
Net restructuring charges(1)	0.13	—	—

Comparable earnings per diluted common share from continuing operations	$4.21	3.99	3.41

(1)	The net restructuring charges relate to the plan approved in the third quarter of 2007 relating to certain cost management and process improvement actions. Restructuring and other charges, net in prior years were not significant.

The following table provides a numerical reconciliation of total revenue to operating revenue for December 31, 2007, 2006 and 2005 which was not provided within the MD&A discussion:

	Years ended December 31
	2007	2006	2005
	(In thousands)

Total revenue	$6,565,995	6,306,643	5,740,847
Fuel services and subcontracted transportation revenue	(2,133,728)	(2,040,459)	(1,694,579)
Fuel eliminations	204,290	188,047	164,613

Operating revenue	$4,636,557	4,454,231	4,210,881

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The following table provides a numerical reconciliation of net earnings to adjusted net earnings and average total debt to adjusted average total capital for December 31, 2007, 2006, 2005, 2004 and 2003 which was not provided within the MD&A discussion:

	Years ended December 31
	2007	2006	2005	2004	2003
	(In thousands)

Net earnings	$253,861	248,959	226,929	215,609	131,436
Discontinued operations	—	—	(1,741)	—	—
Cumulative effect of change in accounting principle	—	—	2,440	—	4,123
Restructuring and other charges (recoveries), net and other items(1)	1,467	—	—	(24,308)	(230)
Income taxes	151,603	144,014	129,460	115,513	76,916

Adjusted net earnings before income taxes	406,931	392,973	357,088	306,814	212,245
Adjusted interest expense(2)	169,060	146,565	127,072	106,100	121,169
Adjusted income taxes(3)	(219,971)	(207,183)	(185,917)	(155,545)	(120,696)

Adjusted net earnings	$356,020	332,355	298,243	257,369	212,718

Average total debt	$2,847,692	2,480,314	2,147,836	1,811,502	1,615,749
Average off-balance sheet debt	150,124	98,767	147,855	151,804	446,179
Average adjusted total shareholders’ equity(4)	1,791,669	1,605,214	1,550,038	1,395,682	1,193,850

Adjusted average total capital	$4,789,485	4,184,295	3,845,729	3,358,988	3,255,778

Adjusted return on capital (%)	7.4	7.9	7.8	7.7	6.5

(1)	2007 includes restructuring and other charges (recoveries), net of $11 million in the second half of 2007 and a gain of $10 million related to the sale of property in the third quarter; 2004 includes a gain on sale of headquarter complex of $24 million and 2003 includes restructuring and other recoveries of $0.2 million. Restructuring and other charges (recoveries), net and other items not presented in this reconciliation were not significant in the respective periods.

(2)	Includes interest on off-balance sheet vehicle obligations.

(3)	Calculated using the effective income tax rate for the period exclusive of benefits from tax law changes.

(4)	Represents shareholders’ equity adjusted for cumulative effect of accounting changes and tax benefits in the respective periods.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Annual Report contains forward-looking statements including, but not limited to, statements regarding:

•	the status of our unrecognized tax benefits for 2007 related to the U.S. federal, state and foreign tax positions and the impact of recent state tax law changes;

•	our expectations as to anticipated revenue and earnings trends and future economic conditions;

•	the anticipated pre-tax cost savings from our global cost savings initiatives;

•	the expected effect of our Canadian acquisition on revenue;

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

•	our ability to successfully achieve the operational goals that are the basis of our business strategies, including offering competitive pricing, diversifying our customer base, optimizing asset utilization, leveraging the expertise of our various business segments, serving our customers’ global needs and expanding our support services;

•	impact of losses from conditional obligations arising from guarantees;

•	our expectations as to the future level of vehicle wholesaling activity;

•	number of NLE vehicles in inventory, and the size of our commercial rental fleet, for the remainder of the year;

•	estimates of free cash flow, capital expenditures and environmental expenses for 2008;

•	the adequacy of our accounting estimates and reserves for pension expense, depreciation and residual value guarantees, self-insurance reserves, goodwill impairment, accounting changes and income taxes;

•	our ability to fund all of our operations for the foreseeable future through internally generated funds and outside funding sources;

•	the anticipated impact of fuel price fluctuations;

•	our expectations as to future pension expense and contributions, the impact of recent pension legislation, as well as the effect of the freeze of the U.S. pension plan on our benefit funding requirements;

•	the anticipated income tax impact of the like-kind exchange program;

•	the anticipated deferral of tax gains on disposal of eligible revenue earning equipment pursuant to our vehicle like-kind exchange program;

•	our expectations as to the future effect of amendments to our contractual relationship with GM; and

•	our expectations regarding the effect of the adoption of recent accounting pronouncements.

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

The risks included in the Annual Report are not exhaustive. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. As a result, no assurance can be given as to our future results or achievements. You should not place undue reliance on the forward-looking statements contained herein, which speak only as of the date of this Annual Report. We do not intend, or assume any obligation, to update or revise any forward-looking statements contained in this Annual Report, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by ITEM 7A is included in ITEM 7 (pages 46-47) of PART II of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

TO THE SHAREHOLDERS OF RYDER SYSTEM, INC.:

Management of Ryder System, Inc., together with its consolidated subsidiaries (Ryder), is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a- 15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Ryder’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Management assessed the effectiveness of Ryder’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework.” Based on our assessment and those criteria, management determined that Ryder maintained effective internal control over financial reporting as of December 31, 2007.

Ryder’s independent registered certified public accounting firm has audited the effectiveness of Ryder’s internal control over financial reporting. Their report appears on page 58.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
RYDER SYSTEM, INC.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the years ended December 31, 2007 and 2006, present fairly, in all material respects, the financial position of Ryder System, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule information for 2007 and 2006 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule information, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, in 2007 the Company changed its method of accounting for uncertainty in income taxes and in 2006 the Company changed its methods of accounting for share-based compensation and pension and other postretirement plans.

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

February 11, 2008
Miami, Florida

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
RYDER SYSTEM, INC.:

We have audited the accompanying consolidated statements of earnings, shareholders’ equity, and cash flows of Ryder System, Inc. and its subsidiaries (the “Company”) for the fiscal year ended December 31, 2005. In connection with our audit of the consolidated financial statements, we also have audited the consolidated financial statement schedule listed in the accompanying index, in so far as it relates to 2005. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and their cash flows for the fiscal year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, in so far as it relates to 2005, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in the notes to the consolidated financial statements, the Company changed its method of accounting for conditional asset retirement obligations in 2005.

/s/ KPMG LLP

February 15, 2006
Miami, Florida

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended December 31
	2007	2006	2005
	(In thousands, except per share amounts)

Revenue	$6,565,995	6,306,643	5,740,847

Operating expense (exclusive of items shown separately)	2,776,999	2,735,752	2,587,733
Salaries and employee-related costs	1,410,388	1,397,391	1,262,160
Subcontracted transportation	950,500	865,475	638,319
Depreciation expense	815,962	743,288	740,415
Gains on vehicle sales, net	(44,094)	(50,766)	(47,098)
Equipment rental	93,337	90,137	87,324
Interest expense	160,074	140,561	120,474
Miscellaneous income, net	(15,904)	(11,732)	(8,944)
Restructuring and other charges, net	13,269	3,564	3,376

	6,160,531	5,913,670	5,383,759

Earnings from continuing operations before income taxes	405,464	392,973	357,088
Provision for income taxes	151,603	144,014	129,460

Earnings from continuing operations	253,861	248,959	227,628
Earnings from discontinued operations, net of tax	—	—	1,741
Cumulative effect of change in accounting principle, net of tax	—	—	(2,440)

Net earnings	$253,861	248,959	226,929

Earnings per common share — Basic:
Continuing operations	$4.28	4.09	3.57
Discontinued operations	—	—	0.03
Cumulative effect of change in accounting principle	—	—	(0.04)

Net earnings	$4.28	4.09	3.56

Earnings per common share — Diluted:
Continuing operations	$4.24	4.04	3.53
Discontinued operations	—	—	0.03
Cumulative effect of change in accounting principle	—	—	(0.04)

Net earnings	$4.24	4.04	3.52

See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2007	2006
	(Dollars in thousands,
	except per share amount)

Assets:
Current assets:
Cash and cash equivalents	$116,459	128,639
Receivables, net	843,662	883,478
Inventories	58,810	59,318
Prepaid expenses and other current assets	203,131	190,381

Total current assets	1,222,062	1,261,816
Revenue earning equipment, net of accumulated depreciation of $2,724,565 and $2,825,876, respectively	4,501,397	4,509,332
Operating property and equipment, net of accumulated depreciation of $811,579 and $778,550, respectively	518,728	498,968
Goodwill	166,570	159,244
Intangible assets	19,231	14,387
Direct financing leases and other assets	426,661	385,176

Total assets	$6,854,649	6,828,923

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$222,698	332,745
Accounts payable	383,808	515,121
Accrued expenses and other current liabilities	412,855	419,756

Total current liabilities	1,019,361	1,267,622

Long-term debt	2,553,431	2,484,198
Other non-current liabilities	409,907	461,777
Deferred income taxes	984,361	894,547

Total liabilities	4,967,060	5,108,144

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, December 31, 2007 or 2006	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, 2007 — 58,041,563; 2006 — 60,721,528	28,883	30,220
Additional paid-in capital	729,451	713,264
Retained earnings	1,160,132	1,123,789
Accumulated other comprehensive loss	(30,877)	(146,494)

Total shareholders’ equity	1,887,589	1,720,779

Total liabilities and shareholders’ equity	$6,854,649	6,828,923

See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net earnings	$253,861	248,959	226,929
Cumulative effect of change in accounting principle	—	—	2,440
Depreciation expense	815,962	743,288	740,415
Gains on vehicle sales, net	(44,094)	(50,766)	(47,098)
Share-based compensation expense	16,754	13,643	3,124
Amortization expense and other non-cash (credits) charges, net	(1,951)	14,106	11,232
Deferred income tax expense (benefit)	64,396	76,235	(24,910)
Tax benefits from share-based compensation	1,458	5,405	5,670
Changes in operating assets and liabilities, net of acquisitions:
Receivables	57,969	(58,306)	(81,971)
Inventories	1,409	513	(564)
Prepaid expenses and other assets	6,526	(16,683)	10,724
Accounts payable	(18,104)	32,640	51,084
Accrued expenses and other non-current liabilities	(51,247)	(155,447)	(118,013)

Net cash provided by operating activities	1,102,939	853,587	779,062

Cash flows from financing activities:
Net change in commercial paper borrowings	(159,771)	328,641	188,271
Debt proceeds	513,021	670,568	762,124
Debt repaid, including capital lease obligations	(439,000)	(378,519)	(543,933)
Dividends on common stock	(50,152)	(43,957)	(40,929)
Common stock issued	42,340	61,593	28,298
Common stock repurchased	(209,018)	(159,050)	(152,326)
Excess tax benefits from share-based compensation	3,377	8,926	—

Net cash (used in) provided by financing activities	(299,203)	488,202	241,505

Cash flows from investing activities:
Purchases of property and revenue earning equipment	(1,317,236)	(1,695,064)	(1,399,379)
Sales of operating property and equipment	18,868	6,575	6,963
Sales of revenue earning equipment	354,767	326,079	326,752
Sale and leaseback of revenue earning equipment	150,348	—	—
Acquisitions	(75,226)	(4,113)	(15,110)
Collections on direct finance leases	63,358	66,274	70,408
Changes in restricted cash	(19,686)	(41,464)	21,511
Other, net	1,588	2,163	—

Net cash used in investing activities	(823,219)	(1,339,550)	(988,855)

Effect of exchange rate changes on cash	7,303	(2,327)	(3,956)

(Decrease) increase in cash and cash equivalents	(12,180)	(88)	27,756
Cash and cash equivalents at January 1	128,639	128,727	100,971

Cash and cash equivalents at December 31	$116,459	128,639	128,727

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$154,261	134,921	118,010
Income taxes, net of refunds	57,991	145,396	289,616
Non-cash investing activities:
Changes in accounts payable related to purchases of revenue earning equipment	(122,400)	64,451	11,591
Revenue earning equipment acquired under capital leases	10,920	2,295	433

See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated
	Preferred			Additional			Other
	Stock	Common Stock		Paid-In	Retained	Deferred	Comprehensive
	Amount	Shares	Par	Capital	Earnings	Compensation	Loss	Total
	(Dollars in thousands, except per share amounts)

Balance at January 1, 2005	$—	64,310,852	32,155	668,152	963,482	(4,180)	(149,421)	1,510,188

Components of comprehensive income:
Net earnings	—	—	—	—	226,929	—	—	226,929
Foreign currency translation adjustments	—	—	—	—	—	—	(21,024)	(21,024)
Additional minimum pension liability adjustment, net of tax of $(16,076)	—	—	—	—	—	—	(32,169)	(32,169)
Unrealized loss related to derivatives accounted for as hedges	—	—	—	—	—	—	(305)	(305)

Total comprehensive income								173,431
Common stock dividends declared — $0.64 per share	—	—	—	—	(40,929)	—	—	(40,929)
Common stock issued under employee stock option and stock purchase plans(1)	—	1,258,555	629	33,315	—	(5,646)	—	28,298
Benefit plan stock purchases(2)	—	(12,643)	(6)	(369)	—	—	—	(375)
Common stock repurchases	—	(3,659,056)	(1,829)	(39,004)	(111,118)	—	—	(151,951)
Amortization and forfeiture of nonvested stock	—	(28,235)	(14)	(1,090)	—	4,228	—	3,124
Tax benefits from share-based compensation	—	—	—	5,670	—	—	—	5,670

Balance at December 31, 2005	—	61,869,473	30,935	666,674	1,038,364	(5,598)	(202,919)	1,527,456

Components of comprehensive income:
Net earnings	—	—	—	—	248,959	—	—	248,959
Foreign currency translation adjustments	—	—	—	—	—	—	29,119	29,119
Additional minimum pension liability adjustment, net of tax of $(100,385)	—	—	—	—	—	—	178,081	178,081
Unrealized gain related to derivatives accounted for as hedges	—	—	—	—	—	—	224	224

Total comprehensive income								456,383
Adoption of SFAS No. 158, net of tax of $(83,840)(3)	—	—	—	—	—	—	(150,999)	(150,999)
Common stock dividends declared — $0.72 per share	—	—	—	—	(43,957)	—	—	(43,957)
Common stock issued under employee stock option and stock purchase plans(1)	—	2,240,380	1,109	60,339	—	—	—	61,448
Benefit plan stock sales(2)	—	4,756	2	143	—	—	—	145
Common stock repurchases	—	(3,393,081)	(1,697)	(37,776)	(119,577)	—	—	(159,050)
Share-based compensation	—	—	—	13,643	—	—	—	13,643
Tax benefits from share-based compensation	—	—	—	15,710	—	—	—	15,710
Adoption of SFAS No. 123R(3)	—	—	(129)	(5,469)	—	5,598	—	—

Balance at December 31, 2006	—	60,721,528	30,220	713,264	1,123,789	—	(146,494)	1,720,779

Components of comprehensive income:
Net earnings	—	—	—	—	253,861	—	—	253,861
Foreign currency translation adjustments	—	—	—	—	—	—	62,051	62,051
Unrealized loss related to derivatives accounted for as hedges	—	—	—	—	—	—	(52)	(52)
Amortization of pension and postretirement items, net of taxes of $(5,808)(4)	—	—	—	—	—	—	11,269	11,269
Pension curtailment, net of taxes of $(5,971)(4)	—	—	—	—	—	—	10,510	10,510
Change in net actuarial loss, net of taxes of $(14,137)(4)	—	—	—	—	—	—	31,839	31,839

Total comprehensive income								369,478
Common stock dividends declared — $0.84 per share	—	—	—	—	(50,152)	—	—	(50,152)
Common stock issued under employee stock option and stock purchase plans(1)	—	1,202,169	604	41,690	—	—	—	42,294
Benefit plan stock sales(2)	—	364	—	46	—	—	—	46
Common stock repurchases	—	(3,882,498)	(1,941)	(47,138)	(159,939)	—	—	(209,018)
Share-based compensation	—	—	—	16,754	—	—	—	16,754
Tax benefits from share-based compensation	—	—	—	4,835	—	—	—	4,835
Adoption of FIN 48(3)	—	—	—	—	(7,427)	—	—	(7,427)

Balance at December 31, 2007	$—	58,041,563	$28,883	729,451	1,160,132	—	(30,877)	1,887,589

(1)	Net of common shares delivered as payment for the exercise price or to satisfy the holders’ withholding tax liability upon exercise of options.

(2)	Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plans.

(3)	See Note 2, “Accounting Changes,” in the Notes to Consolidated Financial Statements for additional information related to the adoption of SFAS No. 158, SFAS No. 123R and FIN 48.

(4)	Amounts pertain to our pension and/or postretirement benefit plans. See Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information related to the U.S. pension benefit plan curtailment.

See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash Equivalents

Cash in excess of current operating requirements is invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and are stated at cost.

Restricted Cash

Restricted cash consists of cash proceeds primarily from the sale of eligible vehicles or operating property set aside for the acquisition of replacement vehicles or operating property under our like-kind exchange tax programs. See Note 14, “Income Taxes,” for a complete discussion of the vehicle like-kind exchange tax programs. We classify restricted cash within “Prepaid expenses and other current assets” if the restriction is expected to expire in the twelve months following the balance sheet date or within “Direct financing leases and other assets” if the restriction is expected to expire more than twelve months after the balance sheet date. The changes in restricted cash balances are reflected as an investing activity in our Consolidated Statements of Cash Flows as they relate to the sales and purchases of revenue earning equipment.

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

Revenue is recorded on a gross basis, without deducting third-party services costs, when we are acting as a principal with substantial risks and rewards of ownership. Revenue is recorded on a net basis, after deducting third-party services costs, when we are acting as an agent without substantial risks and rewards of

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ownership. Sales tax collected from customers and remitted to the applicable taxing authorities is accounted for on a net basis, with no impact on revenues.

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

•	The majority of our leases and all of our rental agreements are classified as operating leases and therefore, we recognize revenue on a straight-line basis as vehicles are used over the terms of the related agreements. Lease and rental agreements do not usually provide for scheduled rent increases or escalations. However, lease agreements allow for rate changes based upon changes in the Consumer Price Index (CPI). Lease and rental agreements also provide for a fixed per-mile charge plus a fixed time charge. The fixed per-mile charge, the fixed time charge and the changes in rates attributed to changes in the CPI are considered contingent rentals and recognized as earned.

•	Direct financing lease revenue is recognized using the effective interest method, which provides a constant periodic rate of return on the outstanding investment on the lease.

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

In transportation management arrangements where we act as principal, revenue is reported on a gross basis, without deducting third-party purchased transportation costs. To the extent that we are acting as an agent in the arrangement, revenue is reported on a net basis, after deducting purchased transportation costs. Effective January 1, 2008, our contractual relationship for certain transportation management services changed, and we determined, after a formal review of the terms and conditions of the services, that we will be acting as an agent in the arrangement. As a result, the amount of total revenue and subcontracted transportation expense will decrease in the future due to the reporting of revenue net of subcontracted transportation expense. During 2007, 2006 and 2005, revenue associated with this portion of the contract was $640 million, $565 million and $360 million, respectively.

Accounts Receivable Allowance

We maintain an allowance for uncollectible customer receivables and an allowance for billing adjustments related to certain discounts and billing corrections. Estimates are updated regularly based on historical experience of bad debts and billing adjustments processed, current collection trends and aging analysis. Accounts are charged against the allowance when determined to be uncollectible. The allowance is maintained at a level deemed appropriate based on loss experience and other factors affecting collectibility.

Inventories

Inventories, which consist primarily of fuel, tires and vehicle parts, are valued using the lower of cost or market.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue Earning Equipment, Operating Property and Equipment, and Depreciation

Revenue earning equipment, comprised of vehicles, and operating property and equipment are stated at cost inclusive of vendor rebates. Revenue earning equipment and operating property and equipment under capital lease are stated at the lower of the present value of minimum lease payments or fair value. Vehicle repairs and maintenance that extend the life or increase the value of a vehicle are capitalized, whereas ordinary maintenance and repairs are expensed as incurred. The cost of vehicle replacement tires and tire repairs are expensed as incurred. Direct costs incurred in connection with developing or obtaining internal-use software are capitalized. Costs incurred during the preliminary software development project stage, as well as maintenance and training costs, are expensed as incurred.

Leasehold improvements are depreciated over the shorter of their estimated useful lives or the term of the related lease, which may include one or more option renewal periods where failure to exercise such options would result in an economic penalty in such amount that renewal appears, at the inception of the lease, to be reasonably assured. During the term of the lease, if a substantial additional investment is made in a leased property, we re-evaluate our definition of lease term to determine whether the investment, together with any penalties related to non-renewal, would constitute an economic penalty in such amount that renewal appears, at the time of the reevaluation, to be reasonably assured.

Provision for depreciation is computed using the straight-line method on all depreciable assets. We periodically review and adjust, as appropriate, the residual values and useful lives of revenue earning equipment. Our review of the residual values and useful lives of revenue earning equipment, is established with a long-term view considering historical market price changes, current and expected future market price trends, expected life of vehicles and extent of alternative uses.

We routinely dispose of used revenue earning equipment as part of our FMS business. Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (tractors, trucks, trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. Fair value is determined based upon recent market prices obtained from our own sales experience for sales of each class of similar assets and vehicle condition. Reductions in the carrying values of vehicles held for sale are recorded within “Depreciation expense” in the Consolidated Statements of Earnings. While we believe our estimates of residual values and fair values of revenue earning equipment are reasonable, changes to our estimates of values may occur due to changes in the market for used vehicles, the condition of the vehicles, and inherent limitations in the estimation process.

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

Impairment of Long-Lived Assets Other than Goodwill

Long-lived assets held and used, including revenue earning equipment, operating property and equipment and intangible assets with finite lives, are tested for recoverability when circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of long-lived assets is evaluated by comparing the carrying amount of an asset or asset group to management’s best estimate of the undiscounted future operating cash flows (excluding interest charges) expected to be generated by the asset or asset group. If these comparisons indicate that the asset or asset group is not recoverable, an impairment loss is recognized for the amount by which the carrying value of the asset or asset group exceeds fair value. Fair value is determined by quoted market price, if available, or an estimate of projected future operating cash flows, discounted using a rate that reflects the related operating segment’s average cost of funds. Long-lived assets to be disposed of including revenue earning equipment, operating property and equipment and indefinite-lived intangible assets, are reported at the lower of carrying amount or fair value less costs to sell.

Debt Issuance Costs

Costs incurred to issue debt are deferred and amortized as a component of interest expense over the estimated term of the related debt using the effective interest rate method.

Contract Incentives

Payments made to or on behalf of a lessee or customer upon entering into a lease of our revenue earning equipment or contract are deferred and recognized on a straight-line basis as a reduction of revenue over the contract term. The unamortized portion of contract incentives is included in “Direct financing leases and other assets” in our Consolidated Balance Sheets.

Self-Insurance Accruals

We retain a portion of the accident risk under vehicle liability, workers’ compensation and other insurance programs. Under our insurance programs, we have traditionally retained the risk of loss in various amounts up to $1 million on a per occurrence basis. Effective October 1, 2005 and January 1, 2006, we adjusted our vehicle liability and workers’ compensation liability policies, respectively, to retain the risk of loss in various amounts up to $3 million on a per occurrence basis. Self-insurance accruals are based primarily on an actuarially estimated, undiscounted cost of claims, which includes claims incurred but not reported. Such liabilities are based on estimates. Historical loss development factors are utilized to project the future development of incurred losses, and these amounts are adjusted based upon actual claim experience and settlements. While we believe that the amounts are adequate, there can be no assurance that changes to our estimates may not occur due to limitations inherent in the estimation process. Changes in the estimates of these accruals are charged or credited to earnings in the period determined. Amounts estimated to be paid within the next year have been classified as “Accrued expenses and other current liabilities” with the remainder included in “Other non-current liabilities.”

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

are recognized only when realization of the claim for recovery is considered probable. The accrual for the related claim has been classified within “Accrued expenses and other current liabilities” if it is estimated to be paid within the next year, otherwise it has been classified in “Other non-current liabilities.”

Residual Value Guarantees and Deferred Gains

We periodically enter into agreements for the sale and operating leaseback of revenue earning equipment. These leases contain purchase and (or) renewal options as well as limited guarantees of the lessor’s residual value (“residual value guarantees”). We periodically review the residual values of revenue earning equipment that we lease from third parties and our exposures under residual value guarantees. The review is conducted in a manner similar to that used to analyze residual values and fair values of owned revenue earning equipment. The amount of residual value guarantees expected to be paid is recognized as rent expense over the expected remaining term of the lease. Adjustments in the estimate of residual value guarantees are recognized prospectively over the expected remaining lease term. While we believe that the amounts are adequate, changes to our estimates of residual value guarantees may occur due to changes in the market for used vehicles, the condition of the vehicles at the end of the lease and inherent limitations in the estimation process.

Gains on the sale and operating leaseback of revenue earning equipment are deferred and amortized on a straight-line basis over the term of the lease as a reduction of rent expense.

Income Taxes

Our provision for income taxes is based on reported earnings before income taxes. Deferred taxes are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using tax rates in effect for the years in which the differences are expected to reverse. The effects of changes in tax laws on deferred tax balances are recognized in the period the new legislation is enacted. Valuation allowances are recognized to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income.

We are subject to tax audits in numerous jurisdictions in the U.S. and around the world. Tax audits by their very nature are often complex and can require several years to complete. In the normal course of business, we are subject to challenges from the IRS and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. Prior to January 1, 2007, we recorded the amount we expected to incur as a result of tax audits as part of accrued income taxes based upon SFAS No. 5, “Accounting for Contingencies.” Effective January 1, 2007, we adopted FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 requires that we determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are at least more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements. Refer to Note 2, “Accounting Changes” for a discussion of the adoption impact of FIN 48.

Accruals for income tax exposures, including penalties and interest, expected to be settled within the next year are included in “Accrued expenses and other current liabilities” with the remainder included in “Other non-current liabilities” in our Consolidated Balance Sheets. Interest and penalties related to income tax exposures is recognized as incurred and included in “Provision for income taxes” in our Consolidated Statements of Earnings. The federal benefit from state income tax exposures is included in “Deferred income taxes” in our Consolidated Balance Sheets.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Severance and Lease Exit Costs

We recognize liabilities for severance and lease exit costs based upon the nature of the cost to be incurred. For involuntary separation plans that are completed within the guidelines of our written involuntary separation plan, we record the liability when it is probable and reasonably estimable. For one-time termination benefits, such as additional severance pay or benefit payouts, and other exit costs, such as lease termination costs, the liability is measured and recognized initially at fair value in the period in which the liability is incurred, with subsequent changes to the liability recognized as adjustments in the period of change.

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

Derivative Instruments and Hedging Activities

We use financial instruments, including forward exchange contracts, futures, swaps and cap agreements to manage our exposures to movements in interest rates and foreign currency exchange rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk or cost to us. We do not enter into derivative financial instruments for trading purposes. We limit our risk that counterparties to the derivative contracts will default and not make payments by entering into derivative contracts only with counterparties comprised of large banks and financial institutions that meet established credit criteria. We do not expect to incur any losses as a result of counterparty default.

On the date a derivative contract is entered into we formally document, among other items, the intended hedging designation and relationship, along with the risk management objectives and strategies for entering into the derivative contract. We also formally assess, both at inception and on an ongoing basis, whether the derivatives we used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Cash flows from derivatives that are accounted for as hedges are classified in the Consolidated Statements of Cash Flows in the same category as the items being hedged. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively.

The hedging designation may be classified as one of the following:

No Hedging Designation.  The gain or loss on a derivative instrument not designated as an accounting hedging instrument is recognized in earnings.

Fair Value Hedge.  A hedge of a recognized asset or liability or an unrecognized firm commitment is considered a fair value hedge. For fair value hedges, both the effective and ineffective portions of the changes in the fair value of the derivative, along with the gain or loss on the hedged item that is attributable to the hedged risk, are both recorded in earnings.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net Investment Hedge.  A hedge of a net investment in a foreign operation is considered a net investment hedge. The effective portion of the change in the fair value of the derivative used as a net investment hedge of a foreign operation is recorded in the currency translation adjustment account within “Accumulated other comprehensive loss.” The ineffective portion, if any, on the hedged item that is attributable to the hedged risk is recorded in earnings and reported in “Miscellaneous income, net” in the Consolidated Statements of Earnings.

Foreign Currency Translation

Our foreign operations generally use the local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. If exchangeability between the functional currency and the U.S. dollar is temporarily lacking at the balance sheet date, the first subsequent rate at which exchanges can be made is used to translate assets and liabilities. Income statement items are translated at the average exchange rates for the year. The impact of currency fluctuations is recorded in “Accumulated other comprehensive loss” as a currency translation adjustment. Gains and losses resulting from foreign currency transactions are recorded in “Miscellaneous income, net” in the Consolidated Statements of Earnings.

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

The fair value of stock option and nonvested stock awards, which are subject to graded vesting, granted after January 1, 2006 is expensed on a straight-line basis over the vesting period of the awards. The fair value of stock option awards and nonvested stock awards granted prior to January 1, 2006 is expensed based on their graded vesting schedule. Share-based compensation expense is reported in “Salaries and employee-related costs” in our Consolidated Statements of Earnings.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table illustrates the effect on net earnings and earnings per common share for the year ended December 31, 2005 if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our share-based employee compensation plans. For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes-Merton option-pricing valuation model and amortized to expense over the options’ vesting periods.

(In thousands, except
per share amounts)

Net earnings, as reported	$226,929
Add: Share-based employee compensation expense included in reported net earnings, net of tax	1,931
Deduct: Total share-based employee compensation expense determined under fair value method for all awards, net of tax	(9,666)

Pro forma net earnings	$219,194

Earnings per common share:
Basic:
As reported	$3.56
Pro forma	$3.44
Diluted:
As reported	$3.52
Pro forma	$3.39

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding. Nonvested stock (time-vested restricted stock rights, market-based restricted stock rights and restricted stock units) granted to employees and directors are not included in the computation of basic earnings per common share until the shares vest. Diluted earnings per common share reflect the dilutive effect of potential common shares from securities such as stock options, time-vested restricted stock rights and restricted stock units. Diluted earnings per common share also reflect the dilutive effect of market-based restricted stock rights (contingently issuable shares) if the vesting conditions have been met as of the balance sheet date assuming the balance sheet date is the end of the contingency period. The dilutive effect of stock options and nonvested stock is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and vesting of nonvested stock would be used to purchase common shares at the average market price for the period. The assumed proceeds include the purchase price the grantee pays, the windfall tax benefit that we receive upon assumed exercise and the unrecognized compensation expense at the end of each period. We calculate the assumed proceeds from excess tax benefits based on the deferred tax assets actually recorded without consideration of “as if” deferred tax assets calculated under the provision of SFAS No 123R, “Share-Based Payment.”

Share Repurchases

Repurchases of shares of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. The cost of share repurchases is allocated between common stock and retained earnings based on the amount of additional paid-in capital at the time of the share repurchase.

Comprehensive Income

Comprehensive income presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. Our total comprehensive

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

income presently consists of net earnings, currency translation adjustments associated with foreign operations that use the local currency as their functional currency, adjustments for derivative instruments accounted for as cash flow hedges and various pension and other postretirement benefits related items.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” This statement amends SFAS No. 141 and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. This statement also requires that transaction costs in a business combination be expensed as incurred. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R will impact our accounting for business combinations completed beginning January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. At the effective date, a company may elect the fair value option for eligible items that exist at that date. The company shall report the effect of the first remeasurement to fair value as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which this statement is initially applied. The provisions of SFAS No. 159 are effective for us beginning January 1, 2008. We do not expect the adoption of SFAS No. 159 will have an impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The transition adjustment, which is measured as the difference between the carrying amount and the fair value of those financial instruments at the date this statement is initially applied, should be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which this statement is initially applied. The provisions of SFAS No. 157 are effective for us beginning January 1, 2008. We evaluated the impact of SFAS No. 157 on the valuation of our vehicles held for sale, and we do not expect there to be a material impact on our consolidated financial statements.

2.	ACCOUNTING CHANGES

Accounting for Uncertainty in Income Taxes

Prior to January 1, 2007, we recognized income tax accruals with respect to uncertain tax positions based upon SFAS No. 5. Under SFAS No. 5, we recorded a liability associated with an uncertain tax position if the liability was both probable and estimable. Our liability under SFAS No. 5 included interest and penalties, which were recognized as incurred within “Provision for income taxes” in the Consolidated Statements of Earnings.

Effective January 1, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are at least more likely than not of being sustained upon audit, we recognize the largest amount

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of the benefit that is more likely than not of being sustained in our consolidated financial statements. For all other tax positions, we do not recognize any portion of the benefit in our consolidated financial statements. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

The adoption of FIN 48 decreased the January 1, 2007 balance of retained earnings by $7 million and deferred income taxes by $18 million with a corresponding increase of $25 million to the liability for uncertain tax positions. Results of prior periods have not been restated. Our policy for interest and penalties related to income tax exposures was not impacted by FIN 48. The adoption of FIN 48 increased our full-year 2007 effective tax rate by 0.3%.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

Effective December 31, 2006, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Under SFAS No. 158, we were required to recognize the overfunded or underfunded status of a defined benefit pension and other postretirement plan as an asset or liability in our Consolidated Balance Sheets and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

The following table summarizes the incremental effect of recognizing the funded status of our plans in accordance with SFAS No. 158 on individual line items in the Consolidated Balance Sheet at December 31, 2006:

	Before		After
	Application of		Application of
	SFAS No. 158	Adjustments	SFAS No. 158
	(In thousands)

Intangible assets	$14,901	(514)	14,387
Direct financing leases and other assets	540,046	(154,870)	385,176
Total assets	6,984,307	(155,384)	6,828,923

Accrued expenses and other current liabilities	422,957	(3,201)	419,756
Other non-current liabilities	379,121	82,656	461,777
Deferred income taxes	978,387	(83,840)	894,547
Total liabilities	5,112,529	(4,385)	5,108,144

Accumulated other comprehensive loss	4,505	(150,999)	(146,494)
Total shareholders’ equity	1,871,778	(150,999)	1,720,779

Share-Based Payment

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment” using the modified-prospective transition method. Under this transition method, compensation expense was recognized beginning January 1, 2006 and included (a) compensation expense for all share-based employee compensation arrangements granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based employee compensation arrangements granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated. As a result of adopting SFAS No. 123R on January 1, 2006, earnings before income taxes for the year ended December 31, 2006 were $10 million ($7 million after-tax or $0.12 per diluted common share) lower, than if we had continued to account for share-based compensation under APB No. 25.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Prior to the adoption of SFAS No. 123R, we presented all tax benefits of tax deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (windfall tax benefits) to be classified as financing cash flows. As a result, we classified $9 million as cash flows from financing activities rather than cash flows from operating activities for the year ended December 31, 2006. Under the modified-prospective transition method of SFAS No. 123R, we were permitted to calculate a cumulative memo balance of windfall tax benefits from post-1995 years for purposes of accounting for future tax shortfalls. We elected to apply the long-form method for determining the pool of windfall tax benefits and had a pool of windfall tax benefits upon adoption of SFAS No. 123R.

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

3.	ACQUISITIONS

Pollock Acquisition — On October 5, 2007, we entered into an asset purchase agreement with Pollock NationaLease (“Pollock”), under which we acquired Pollock’s fleet of approximately 2,000 vehicles and nearly 200 contractual customers served by 6 locations for a purchase price of $78 million, of which $75 million had been paid as of December 31, 2007. The combined network will operate under the Ryder name, complementing our market coverage and service network in Canada. The asset purchase was accounted for as a business combination.

4G’s Acquisition — On March 7, 2005, we acquired the fleet and customers of 4G’s Truck Renting Co. (4G’s), a privately-owned local truck leasing and rental company located in New York, for approximately $8 million in cash. The asset purchase was accounted for as a business combination.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The purchase price allocations and resulting impact on the corresponding Consolidated Balance Sheets relating to all acquisitions were as follows:

	Years ended December 31
	2007	2006	2005
	(In thousands)

Assets:
Customer relationship intangibles	$5,836	—	200
Goodwill	6,946	—	829
Revenue earning equipment(1)	56,172	—	5,754
Other assets	8,891	—	386

	77,845	—	7,169
Liabilities	(118)	—	(160)

Net assets acquired	$77,727	—	7,009

Cash paid for acquisitions	$75,226	4,113	15,110

Unpaid purchase price	$2,839	338	4,451

(1)	2005 includes a $1 million adjustment to revenue earning equipment related to a 2004 acquisition.

Pro forma information for the Pollock and 4G’s acquisitions was not disclosed because the effects of these acquisitions were not significant.

On January 11, 2008, we entered into an asset purchase agreement with Lily Transportation Corporation (“Lily”), under which we acquired Lily’s fleet of approximately 1,600 vehicles and over 200 contractual customers for a purchase price of $95 million. The combined network will operate under the Ryder name, complementing Ryder’s market coverage and service network in the Northeast United States. The asset purchase will be accounted for as a business combination.

4.	DISCONTINUED OPERATIONS

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	RESTRUCTURING AND OTHER CHARGES

The components of restructuring and other charges, net in 2007, 2006 and 2005 were as follows:

	Years ended December 31
	2007	2006	2005
	(In thousands)

Restructuring charges, net:
Severance and employee-related costs	$10,442	1,048	2,449
Facilities and related costs	1,241	194	181

	11,683	1,242	2,630
Other charges, net:
Early retirement of debt	1,280	2,141	—
Contract termination and transition costs	306	181	746

Total	$13,269	3,564	3,376

As noted in Note 26, “Segment Reporting,” our primary measure of segment financial performance excludes, among other items, restructuring and other charges; however, the applicable portion of the restructuring and other charges that related to each segment in 2007, 2006, and 2005 were as follows:

	Years ended December 31
	2007	2006	2005
	(In thousands)

Fleet Management Solutions	$5,595	3,552	2,752
Supply Chain Solutions	5,644	19	677
Dedicated Contract Carriage	1,135	(5)	34
Central Support Services	895	(2)	(87)

Total	$13,269	3,564	3,376

2007 Activity

During 2007, we approved a plan to eliminate approximately 300 positions as a result of cost management and process improvement actions throughout our domestic and international operations and Central Support Services (CSS). The charge related to these actions included employee severance and benefits totaling $11 million. These actions were substantially completed at December 31, 2007. During 2007, we also recorded a charge of $1 million related to costs that will continue to be incurred on a lease facility in our international operations, which we will no longer operate.

Other charges, net in 2007, included a $1 million charge incurred to extinguish debentures that were originally set to mature in 2017. The charge of $1 million related to the premium paid on the early extinguishment of debt and the write-off of related debt discount and issuance costs. See Note 16, “Debt,” for further discussion on the early extinguishment of debt.

2006 Activity

During 2006, we approved a plan to eliminate approximately 150 positions as a result of ongoing cost management and process improvement actions throughout our domestic and international operations and CSS. The charge related to these actions included employee severance and benefits totaling $1 million. While some of those actions were completed as of December 31, 2006, transition plans for eliminating some of those positions were communicated in the beginning of 2007. During 2006, we also reversed severance and

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

employee-related costs and recorded facility costs adjustments related to prior restructuring charges due to subsequent refinements in estimates.

Other charges during 2006 mainly related to the costs incurred to extinguish a debenture that was originally set to mature in 2016. The total costs of $2 million related to the premium paid on the early extinguishment of debt and the write-off of related debt discount and issuance costs. See Note 16, “Debt,” for further discussion on the early extinguishment of debt.

2005 Activity

During 2005, we approved a plan to eliminate approximately 160 positions as a result of ongoing cost management and process improvement actions in our domestic and international FMS and SCS business segments and CSS. The charge related to these actions included employee severance and benefits totaling $3 million, relating primarily to the restructuring of our U.K. operations. Many of the eliminated positions in our domestic operations were impacted by our decision to outsource certain administration, finance and support functions to lower-cost foreign providers. While we informed these employees of the transition plan for eliminating these positions by December 31, 2005, actual transition plans began February 2006 and continued through the remainder of 2006.

Other charges totaling $0.7 million during 2005 related to the termination of certain telecommunication services covered by an information technology contract. Under the terms of the agreement, Ryder was obligated to pay termination costs in the event of termination prior to the expiration date of 2010.

The following table presents a roll-forward of the activity and balances of our restructuring reserve account for the years ended December 31, 2007 and 2006:

			Deductions
	Beginning		Cash	Non-Cash	Ending
	Balance	Additions	Payments	Reductions(1)	Balance
	(In thousands)

Year Ended December 31, 2007:
Employee severance and benefits	$1,449	11,327	4,062	885	7,829
Facilities and related costs	538	1,288	965	47	814

Total	$1,987	12,615	5,027	932	8,643

Year Ended December 31, 2006:
Employee severance and benefits	$2,527	1,419	2,126	371	1,449
Facilities and related costs	700	211	356	17	538

Total	$3,227	1,630	2,482	388	1,987

(1)	Non-cash reductions represent adjustments to the restructuring reserve as actual costs were less than originally estimated.

At December 31, 2007, outstanding restructuring obligations are generally required to be paid over the next twelve months.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	RECEIVABLES

	December 31
	2007	2006
	(In thousands)

Trade	$771,104	794,965
Direct financing leases	69,346	68,139
Income tax	—	8,462
Insurance	6,572	9,225
Vendor rebates	2,435	7,144
Other	11,159	10,287

	860,616	898,222
Allowance	(16,954)	(14,744)

Total	$843,662	883,478

7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31
	2007	2006
	(In thousands)

Current deferred tax asset	$23,251	20,796
Prepaid vehicle licenses	40,400	43,578
Prepaid operating taxes	15,473	19,978
Prepaid real estate rent	8,694	8,603
Prepaid software maintenance costs	3,610	4,291
Benefits	2,593	2,534
Prepaid insurance	6,754	6,853
Restricted cash	83,523	63,837
Prepaid sales commissions	4,900	7,812
Other	13,933	12,099

Total	$203,131	190,381

8.	REVENUE EARNING EQUIPMENT

	Estimated	December 31, 2007			December 31, 2006
	Useful		Accumulated	Net Book		Accumulated	Net Book
	Lives	Cost	Depreciation	Value(1)	Cost	Depreciation	Value(1)
	(In years)	(In thousands)

Full service lease	3 — 12	$5,705,147	(2,047,951)	3,657,196	5,755,848	(2,076,328)	3,679,520
Commercial rental	4.5 — 10	1,520,815	(676,614)	844,201	1,579,360	(749,548)	829,812

Total		$7,225,962	(2,724,565)	4,501,397	7,335,208	(2,825,876)	4,509,332

(1)	Revenue earning equipment, net includes vehicles under capital leases of $19 million, less accumulated amortization of $6 million at December 31, 2007, and $15 million, less accumulated amortization of $9 million at December 31, 2006. Amortization expense attributed to vehicles under capital leases is combined with depreciation expense.

Revenue earning equipment captioned as “full service lease” and “commercial rental” is differentiated exclusively by the service line in which the equipment is employed. Two core service offerings of our FMS

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

business segment are full service leasing and short-term commercial rental. Under a full service lease, we provide customers with vehicles, maintenance, supplies (including fuel), ancillary services and related equipment necessary for operation, while our customers exercise control of the related vehicles over the lease term (generally three to seven years for trucks and tractors and up to ten years for trailers). We also provide short-term rentals, which tend to be seasonal, to customers to supplement their fleets during peak business periods.

At the end of 2007, we completed our annual review of the residual values and useful lives of revenue earning equipment. The adjustment to the 2008 depreciation policy is not significant. At the end of 2006 and 2005, we completed our annual depreciation review of the residual values and useful lives of our revenue earning equipment. Based on the results of our analysis, we adjusted the residual values of certain classes of our revenue earning equipment effective January 1, 2007 and 2006. These residual value changes increased pre-tax earnings in 2007 by approximately $11 million compared to 2006 and increased pre-tax earnings in 2006 by approximately $13 million compared to 2005.

At December 31, 2007 and 2006, the net carrying value of revenue earning equipment held for sale was $81 million and $101 million, respectively. Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. During 2007, 2006 and 2005, we reduced the carrying value of vehicles held for sale by $42 million, $24 million and $14 million, respectively. Reductions in the carrying values of vehicles held for sale are recorded within “Depreciation expense” in the Consolidated Statements of Earnings.

9.	OPERATING PROPERTY AND EQUIPMENT

	Estimated	December 31
	Useful Lives	2007	2006
	(In years)	(In thousands)

Land	—	$124,537	107,302
Buildings and improvements	10 — 40	619,022	602,534
Machinery and equipment	3 — 10	491,632	482,177
Other	3 — 10	95,116	85,505

		1,330,307	1,277,518
Accumulated depreciation		(811,579)	(778,550)

Total		$518,728	498,968

In September 2007, we completed the sale of a FMS property located in Nevada for $12 million in cash. In conjunction with this sale, we entered into a lease agreement with the purchaser to lease back the property until we relocate to another property. The terms of the leaseback met the criteria for full gain recognition. For the year ended December 31, 2007, the gain on the sale of the property of $10 million was included in “Miscellaneous income, net” in the accompanying Consolidated Statements of Earnings.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.	GOODWILL

In 2007, 2006 and 2005, we completed our annual goodwill impairment test and determined there was no impairment. The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	Fleet	Supply	Dedicated
	Management	Chain	Contract
	Solutions	Solutions	Carriage	Total
	(In thousands)

Balance at December 31, 2005	$126,762	24,123	4,900	155,785
Foreign currency translation adjustment	1,679	1,780	—	3,459

Balance at December 31, 2006	128,441	25,903	4,900	159,244
Acquisition(1)	6,946	—	—	6,946
Foreign currency translation adjustment	163	217	—	380

Balance at December 31, 2007	$135,550	26,120	4,900	166,570

(1)	Amount represents goodwill related to the acquisition of Pollock. See Note 3, “Acquisitions,” for additional information on the acquisition of Pollock.

11.	INTANGIBLE ASSETS

	December 31
	2007	2006
	(In thousands)

Indefinite lived intangible assets — Trade name	$8,686	8,686
Finite lived intangible assets:
Customer relationship intangibles and other(1)	13,773	7,937
Accumulated amortization	(3,150)	(2,236)

	10,623	5,701

Foreign currency translation adjustment	(78)	—

Total	$19,231	14,387

(1)	Customer relationship intangibles are being amortized on a straight-line basis over their estimated useful lives of 10-15 years.

The Ryder trade name has been identified as having an indefinite useful life. We recorded amortization expense associated with finite lived intangible assets of approximately $1 million in 2007, 2006 and 2005. Based on the current amount of finite lived intangible assets, we estimate amortization expense to be approximately $1 million for each of the next five years.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.	DIRECT FINANCING LEASES AND OTHER ASSETS

	December 31
	2007	2006
	(In thousands)

Direct financing leases, net	$306,377	307,615
Investments held in Rabbi Trust	25,276	26,748
Insurance receivables	13,837	19,409
Debt issuance costs	10,467	10,990
Prepaid pension asset	41,066	—
Contract incentives	18,325	10,682
Other	11,313	9,732

Total	$426,661	385,176

13.	ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31, 2007			December 31, 2006
	Accrued	Non-Current		Accrued	Non-Current
	Expenses	Liabilities	Total	Expenses	Liabilities	Total
	(In thousands)

Salaries and wages	$73,758	—	73,758	86,454	—	86,454
Deferred compensation	1,915	24,587	26,502	3,206	21,866	25,072
Pension benefits	2,318	39,843	42,161	2,032	112,239	114,271
Other postretirement benefits	3,209	41,083	44,292	3,595	41,265	44,860
Employee benefits	1,740	—	1,740	3,127	—	3,127
Insurance obligations(1)	119,280	178,889	298,169	117,311	191,098	308,409
Residual value guarantees	757	1,668	2,425	887	1,340	2,227
Vehicle rent	7,878	6,351	14,229	998	1,905	2,903
Deferred vehicle gains	871	5,712	6,583	912	1,813	2,725
Environmental liabilities	3,858	11,318	15,176	4,029	12,150	16,179
Asset retirement obligations	4,238	10,743	14,981	3,514	10,186	13,700
Operating taxes	78,909	—	78,909	78,233	—	78,233
Income taxes	10,381	72,062	82,443	4,831	49,419	54,250
Restructuring	7,491	1,152	8,643	1,806	181	1,987
Interest	22,275	—	22,275	19,497	—	19,497
Customer deposits	30,017	—	30,017	23,474	—	23,474
Derivatives	150	—	150	20,101	—	20,101
Other	43,810	16,499	60,309	45,749	18,315	64,064

Total	$412,855	409,907	822,762	419,756	461,777	881,533

(1)	Insurance obligations are comprised primarily of self-insurance accruals.

We retain a portion of the accident risk under vehicle liability and workers’ compensation insurance programs. Self-insurance accruals are based primarily on actuarially estimated, undiscounted cost of claims, and include claims incurred but not reported. Such liabilities are based on estimates. Historical loss development factors are utilized to project the future development of incurred losses, and these amounts are adjusted based upon actual claim experience and settlements. While we believe the amounts are adequate, there can be no assurance that changes to our estimates may not occur due to limitations inherent in the estimation process. In recent years, our development has been favorable compared to historical selected loss development factors because of improved safety performance, payment patterns and settlement patterns. During 2007, 2006 and 2005, we recorded a benefit of $24 million, $12 million and $7 million, respectively,

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

within “Operating expense” in our Consolidated Statements of Earnings, to reduce estimated prior years’ self-insured loss reserves for the reasons noted above.

14.	INCOME TAXES

The components of earnings from continuing operations before income taxes and the provision for income taxes were as follows:

	Years ended December 31
	2007	2006	2005
	(In thousands)

Earnings from continuing operations before income taxes:
United States	$356,152	341,158	307,854
Foreign	49,312	51,815	49,234

Total	$405,464	392,973	357,088

Current tax expense:
Federal(1)	$58,225	45,423	133,459
State(1)	9,348	13,996	2,797
Foreign	19,634	8,360	18,114

	87,207	67,779	154,370

Deferred tax expense (benefit):
Federal	64,412	74,730	(22,337)
State	10,424	(2,745)	(40)
Foreign	(10,440)	4,250	(2,533)

	64,396	76,235	(24,910)

Provision for income taxes	$151,603	144,014	129,460

(1)	Excludes federal and state tax benefits resulting from the exercise of stock options and vesting of restricted stock awards, which were credited directly to “Additional paid-in capital” and excludes federal and state tax benefits resulting from the expiration of a cross-currency swap, which was credited directly to “Accumulated other comprehensive loss.”

A reconciliation of the federal statutory tax rate with the effective tax rate follows:

	Years ended December 31
	2007	2006	2005
	(Percentage of pre-tax earnings)

Federal statutory tax rate	35.0	35.0	35.0
Impact on deferred taxes for changes in tax rates	(1.4)	(1.6)	(2.2)
State income taxes, net of federal income tax benefit	3.5	2.5	2.7
Miscellaneous items, net	0.3	0.7	0.8

Effective tax rate	37.4	36.6	36.3

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Tax Law Changes

The effects of changes in tax laws on deferred tax balances are recognized in the period the new legislation is enacted. The following provides a summary of the impact of changes in tax laws on net earnings and net earnings per diluted common share by tax jurisdiction:

			Diluted Earnings Per
Tax Jurisdiction	Enactment Date	Net Earnings	Share

2007
Canada	December 14, 2007	$3,837	$0.06
State of Maryland	November 19, 2007	(504)	(0.01)
United Kingdom	July 19, 2007	810	0.01
State of New York	April 1, 2007	970	0.02

2006
Canada	June 22, 2006	3,877	0.06
State of Texas	May 18, 2006	2,919	0.05

2005
State of Ohio	June 30, 2005	7,628	0.12

Deferred Income Taxes

The components of the net deferred income tax liability were as follows:

	December 31
	2007	2006
	(In thousands)

Deferred income tax assets:
Self-insurance accruals	$54,824	57,692
Net operating loss carryforwards	42,786	42,254
Alternative minimum taxes	7,268	26,821
Accrued compensation and benefits	40,350	35,783
Federal benefit on state tax positions	18,034	12,619
Pension benefits	8,529	42,449
Miscellaneous other accruals	34,776	32,653

	206,567	250,271
Valuation allowance	(14,507)	(12,728)

	192,060	237,543

Deferred income tax liabilities:
Property and equipment bases difference	(1,137,098)	(1,094,719)
Other items	(16,072)	(16,575)

	(1,153,170)	(1,111,294)

Net deferred income tax liability(1)	$(961,110)	(873,751)

(1)	Deferred tax assets of $23 million and $21 million have been included in “Prepaid expenses and other current assets” at December 31, 2007 and 2006, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We do not provide for U.S. deferred income taxes on temporary differences related to our foreign investments that are considered permanent in duration. These temporary differences consist primarily of undistributed foreign earnings of $383 million at December 31, 2007. A full foreign tax provision has been made on these undistributed foreign earnings. Determination of the amount of deferred taxes on these temporary differences is not practicable due to foreign tax credits and exclusions.

At December 31, 2007, various subsidiaries have state net operating loss carryforwards of $28 million expiring through tax year 2023. We also have foreign net operating losses of $15 million that are available to reduce future income tax payments in several countries, subject to varying expiration rules. We had unused alternative minimum tax credits, for tax purposes, of $7 million at December 31, 2007 available to reduce future income tax liabilities. The alternative minimum tax credits may be carried forward indefinitely. A valuation allowance has been established to reduce deferred income tax assets, principally foreign tax loss carryforwards to amounts expected to be realized.

Uncertain Tax Positions

Effective January 1, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” See Note 2, “Accounting Changes,” for additional information. We are subject to tax audits in numerous jurisdictions in the U.S. and around the world until the applicable statute of limitations expire. Tax audits by their very nature are often complex and can require several years to complete.

The following is a summary of tax years that are no longer subject to examination:

Federal — audits of our U.S. federal income tax returns are closed through fiscal year 2003. In 2003, the IRS began auditing our federal income tax returns for the 1998 to 2000 tax period. In November 2004, the IRS proposed adjustments that challenged certain of our tax positions related primarily to (i) a capital loss on the sale of a minority interest in our captive insurance company, (ii) the tax treatment for a sale and leaseback of certain revenue earning equipment in 1999 and 2000 (not involving our securitization activities), and (iii) the tax basis for certain revenue earning equipment acquired in 1998 and related depreciation for such assets. The IRS also proposed penalties for the underpayment of tax. In February 2005, we resolved all issues with the IRS related to the 1998 to 2000 tax period, including interest and penalties. In connection with the resolution of this audit, on February 22, 2005, we paid $176 million (after utilization of all available federal net operating losses and alternative minimum tax credit carry-forwards), including interest through the date of payment. The amount we paid was consistent with our accruals as of December 31, 2004. In 2005, the IRS commenced an examination of our U.S. income tax returns for 2001 through 2003. Fieldwork and administrative review was completed during the third quarter of 2007 and there were no significant matters raised. The statute of limitations for the 2001 through 2003 tax returns expires on December 31, 2008. In 2007, the IRS commenced an examination of our U.S. income tax returns for 2004 through 2006.

State — for the majority of states, we are no longer subject to tax examinations by tax authorities for tax years before 2001.

Foreign — we are no longer subject to foreign tax examinations by tax authorities for tax years before 2000, 2002, and 2006 in Canada, Mexico and the U.K., respectively, which are our major foreign tax jurisdictions.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2007, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $75 million. Of this total, $46 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $7 million at December 31, 2007 and 2006. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits as of December 31, 2007 was as follows:

(In thousands)

Gross balance at January 1	$65,415
Additions based on tax positions related to the current year	5,571
Additions for tax positions of prior years	772
Reductions for tax positions of prior years	(4,637)
Reductions due to lapse of applicable statute of limitations	(1,815)

Gross balance at December 31	65,306
Interest and penalties	9,792

Balance at December 31	$75,098

Unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $8 million by December 31, 2008, if audits are completed or tax years close during 2008.

Like-Kind Exchange Program

We have a like-kind exchange program for certain of our revenue earning equipment operating in the U.S. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form whereby tax gains on disposal of eligible vehicles are deferred. To qualify for like-kind exchange treatment, we exchange, through a qualified intermediary, eligible vehicles being disposed of with vehicles being acquired allowing us to generally carryover the tax basis of the vehicles sold (“like-kind exchanges”). The program is expected to result in a material deferral of federal and state income taxes. As part of the program, the proceeds from the sale of eligible vehicles are restricted for the acquisition of replacement vehicles and other specified applications. Due to the structure utilized to facilitate the like-kind exchanges, the qualified intermediary that holds the proceeds from the sales of eligible vehicles and the entity that holds the vehicles to be acquired under the program are required to be consolidated in the accompanying consolidated financial statements in accordance with U.S. GAAP. At December 31, 2007 and 2006, these consolidated entities had $59 million and $35 million, respectively, of cash proceeds from the sale of eligible vehicles and $63 million and $161 million, respectively, of vehicles to be acquired under the like-kind exchange program.

At December 31, 2007 and 2006, we had $84 million and $64 million, respectively, of restricted cash for all like-kind exchange programs included within “Prepaid expenses and other current assets” on the Consolidated Balance Sheets.

15.	LEASES

Leases as Lessor

We lease revenue earning equipment to customers for periods ranging from three to seven years for trucks and tractors and up to ten years for trailers. From time to time, we may also lease facilities to third parties. The majority of our leases are classified as operating leases. However, some of our revenue earning equipment

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

leases are classified as direct financing leases and, to a lesser extent, sales-type leases. The net investment in direct financing and sales-type leases consisted of:

	December 31
	2007	2006
	(In thousands)

Total minimum lease payments receivable	$641,247	644,249
Less: Executory costs	(218,032)	(221,732)

Minimum lease payments receivable	423,215	422,517
Less: Allowance for uncollectibles	(1,327)	(1,121)

Net minimum lease payments receivable	421,888	421,396
Unguaranteed residuals	62,928	66,587
Less: Unearned income	(109,093)	(112,229)

Net investment in direct financing and sales-type leases	375,723	375,754
Current portion	(69,346)	(68,139)

Non-current portion	$306,377	307,615

Leases as Lessee

We lease vehicles, facilities and office equipment under operating lease agreements. Rental payments on certain vehicle lease agreements vary based on the number of miles run during the period. Generally, vehicle lease agreements specify that rental payments be adjusted periodically based on changes in interest rates and provide for early termination at stipulated values. None of our leasing arrangements contain restrictive financial covenants.

We periodically enter into sale and leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors (e.g., regional banks, pension plans, insurance companies, etc.) and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions that are not deemed to be VIEs. In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are used primarily to repay debt. Sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense. During 2007, we completed a sale-leaseback transaction of revenue earning equipment with a third-party not deemed to be a VIE and this transaction qualified for off-balance sheet operating lease treatment. Proceeds from the sale-leaseback transactions totaled $150 million. This lease contains limited guarantees by us of the residual values of the leased vehicles (residual value guarantees) that are conditioned upon disposal of the leased vehicles prior to the end of their lease term. We did not enter into any sale-leaseback transactions during 2006 and 2005.

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

During 2007, 2006 and 2005, rent expense (including rent of facilities classified within “Operating expense,” in our Consolidated Statements of Earnings but excluding contingent rentals) was $183 million, $167 million and $160 million, respectively. During 2007, 2006 and 2005, contingent rental expense (income)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

comprised of residual value guarantees, payments based on miles run and adjustments to rental payments for changes in interest rates on all other leased vehicles were $2 million, $2 million and $(1) million, respectively.

Lease Payments

Future minimum payments for leases in effect at December 31, 2007 were as follows:

	As Lessor(1)		As Lessee
		Direct
	Operating	Financing	Operating
	Leases	Leases	Leases
	(In thousands)

2008	$1,269,586	141,261	97,451
2009	1,065,134	125,817	87,099
2010	843,867	105,873	76,773
2011	610,529	83,844	82,261
2012	365,386	67,093	36,757
Thereafter	249,017	117,359	91,306

Total	$4,403,519	641,247	471,647

(1)	Amounts do not include contingent rentals, which may be received under certain leases on the basis of miles of use or changes in the Consumer Price Index. Contingent rentals from operating leases included in revenue during 2007, 2006 and 2005 were $341 million, $310 million and $293 million, respectively. Contingent rentals from direct financing leases included in revenue during 2007, 2006 and 2005 were $31 million, $30 million and $30 million, respectively.

The amounts in the previous table related to the lease of revenue earning equipment are based upon the general assumption that revenue earning equipment will remain on lease for the length of time specified by the respective lease agreements. The future minimum payments presented above related to the lease of revenue earning equipment are not a projection of future lease revenue or expense; no effect has been given to renewals, new business, cancellations, contingent rentals or future rate changes. Total future sublease rentals from revenue earning equipment under operating leases as lessee of $228 million are included within the future minimum rental payments for operating leases as lessor.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.	DEBT

	Weighted-
	Average
	Interest		December 31
	Rate	Maturities	2007	2006
			(In thousands)

Short-term debt and current portion of long-term debt:
Unsecured foreign obligations	6.21%	2008	$29,373	21,597
Trade receivables program	5.93%	2008	100,000	—
Current portion of long-term debt, including capital leases		2008	93,325	311,148

Total short-term debt and current portion of long-term debt			222,698	332,745

Long-term debt:
U.S. commercial paper(1)	5.52%	2010	522,772	639,262
Canadian commercial paper(1)	4.99%	2010	45,713	78,871
Unsecured U.S. notes:(1)
Debentures	—	—	—	62,913
Medium-term notes	5.39%	2008-2025	1,846,500	1,795,363
Unsecured U.S. obligations, principally bank term loans	5.51%	2010-2012	60,050	58,050
Unsecured foreign obligations	5.60%	2008-2012	158,879	157,282
Capital lease obligations	7.93%	2008-2017	12,842	3,509

Total before fair market value adjustment			2,646,756	2,795,250
Fair market value adjustment on notes subject to hedging(2)			—	96

			2,646,756	2,795,346
Current portion of long-term debt, including capital leases			(93,325)	(311,148)

Long-term debt			2,553,431	2,484,198

Total debt			$2,776,129	2,816,943

(1)	We had unamortized original issue discounts of $15 million and $16 million at December 31, 2007 and 2006, respectively.

(2)	The notional amount of executed interest rate swaps designated as fair value hedges was $35 million at December 31, 2006.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities of debt (including sinking fund requirements) were as follows:

	Capital Leases	Debt
	(In thousands)

2008	$3,111	220,483
2009	2,863	180,505
2010	1,767	906,863
2011	1,732	473,634
2012	1,724	260,505
Thereafter	5,240	721,297

Total	16,437	2,763,287

Imputed interest	(3,595)

Present value of minimum capitalized lease payments	12,842
Current portion	(2,215)

Long-term capitalized lease obligation	$10,627

Debt Facilities

We can borrow up to $870 million through a global revolving credit facility with a syndicate of twelve lenders. The credit facility matures in May 2010 and is used primarily to finance working capital and provide support for the issuance of commercial paper. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at December 31, 2007). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 11.0 basis points, which applies to the total facility of $870 million, and is based on Ryder’s current credit ratings. The credit facility contains no provisions restricting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated tangible net worth, as defined in the agreement, of less than or equal to 300%. The ratio at December 31, 2007 was 127%. At December 31, 2007, $295 million was available under the credit facility (net of commercial paper backup requirements and outstanding foreign subsidiary borrowings outstanding). Foreign borrowings of $46 million were outstanding under the facility at December 31, 2007.

Commercial paper is supported by the long-term revolving credit facility previously discussed. Our intent is to continue to renew the revolving credit facility on a long-term basis, subject to market conditions. As a result, the commercial paper borrowings supported by the long-term revolving credit facility are classified as long-term debt.

On February 27, 2007, we filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC). The registration is for an indeterminate number of securities and is effective for three years. Under this universal shelf registration statement, we have the capacity to offer and sell from time to time various types of securities, including common stock, preferred stock and debt securities. The automatic shelf registration replaced our $800 million shelf registration statement, which was fully utilized with the issuance of $250 million of medium-term notes in February 2007 maturing in March 2014. During 2006, we issued $550 million of medium-term notes, of which $250 million mature in May 2011 and $300 million mature in November 2016. The proceeds from the medium-term notes were used for general corporate purposes.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Ryder Receivable Funding II, L.L.C. (RRF LLC), a bankruptcy remote, consolidated subsidiary of Ryder has a Trade Receivables Purchase and Sale Agreement (the Trade Receivables Agreement) with two financial institutions. Under this program, Ryder sells certain of its domestic trade accounts receivable to RRF LLC that in turn may sell, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit and (or) committed purchasers. Under the terms of the program, RRF LLC and Ryder have provided representations, warranties, covenants and indemnities that are customary for accounts receivable facilities of this type. We entered into this program to provide additional liquidity to fund our operations, particularly when the cost of such sales is cost effective compared with other funding programs, notably the issuance of unsecured commercial paper. This program is accounted for as a collateralized financing arrangement. The available proceeds that may be received by RRF LLC under the program are limited to $200 million. RRF LLC’s costs under this program may vary based on changes in Ryder’s unsecured debt ratings and changes in interest rates. If no event occurs which causes early termination, the 364-day program will expire on September 9, 2008. At December 31, 2007, there was $100 million outstanding under the agreement. There were no amounts outstanding under the agreement at December 31, 2006. In January 2008, we increased our limit under this program to $300 million.

Debt Retirements

In 1987, we issued at a discount $100 million principal amount of unsecured debentures due May 2017 at a stated interest rate of 9 7/8%, payable semi-annually. In 1986, we issued at a discount $100 million principal amount of unsecured debentures due May 2016, with a stated interest rate of 9.0%, payable semi-annually. During 2007, we retired the remaining $53 million principal amount of the 2017 debentures at a premium. Also during 2007, we made a sinking fund payment to retire the remaining $10 million principal amount of the 2016 debentures. During the fourth quarter of 2006, we retired $63 million of the outstanding principal of the 2016 debentures at a premium. We recognized pre-tax charges of $1 million in 2007 and $2 million in 2006 related to the premium paid on the early extinguishment and the write-off of related debt discount and issuance costs in connection with these retirements. These charges have been included within “Restructuring and other charges, net.”

17.	FINANCIAL INTRUMENTS AND RISK MANAGEMENT

Interest Rate Risk

From time to time, we enter into interest rate swap and cap agreements to manage our fixed and variable interest rate exposure and to better match the repricing of debt instruments to that of our portfolio of assets. We assess the risk that changes in interest rates will have either on the fair value of debt obligations or on the amount of future interest payments by monitoring changes in interest rate exposures and by evaluating hedging opportunities. We regularly monitor interest rate risk attributable to both our outstanding or forecasted debt obligations as well as our offsetting hedge positions. This risk management process involves the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on our future cash flows.

During 2004, we entered into an interest rate swap with a notional value of $27 million. The swap was accounted for as a cash flow hedge whereby we received foreign variable interest payments in exchange for having made fixed interest payments. The 2004 swap agreement matured in April 2007. The critical terms of the interest rate swap and the hedged interest payments were the same. Accordingly, no ineffectiveness arose relating to the cash flow hedge. The fair value of the swap was recognized as an adjustment to “Accumulated other comprehensive loss.” Amounts that were reclassified to earnings from “Accumulated other comprehensive loss” were immaterial.

During 2002, we entered into interest rate swap agreements designated as fair value hedges whereby we received fixed interest rate payments in exchange for having made variable interest rate payments. The

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

differential to be paid or received was accrued and recognized as interest expense. The swap agreements matured in September 2007 and October 2007. At December 31, 2006, the interest rate swap agreements effectively changed $35 million of fixed-rate debt instruments with a weighted-average fixed interest rate of 6.6% to LIBOR-based floating-rate debt at a weighted-average rate of 6.3%. Changes in the fair value of the interest rate swaps were offset by changes in the fair value of the debt instruments. Accordingly, there was no ineffectiveness related to these interest rate swaps. During 2007, the decrease in the fair value of interest rate swaps was insignificant. During 2006 and 2005, the decrease in the fair value of interest rate swaps totaled approximately $1 million and $4 million, respectively.

Currency Risk

From time to time, we use forward foreign currency exchange contracts and cross-currency swaps to manage our exposure to movements in foreign currency exchange rates.

During 2007 and 2006, we entered into forward foreign currency exchange contracts to mitigate the risk of foreign currency movements on intercompany transactions. At December 31, 2007 and 2006, the aggregate notional value of the outstanding contracts was $7 million and $9 million, respectively. These forward foreign currency exchange contracts are accounted for as cash flow hedges and mature in February 2008 and March 2008. The fair values of the forward foreign currency exchange contracts are recognized as an adjustment to “Accumulated other comprehensive loss.” Any amounts reclassified or that we expect to be reclassified to earnings in the near term from “Accumulated other comprehensive loss” are immaterial.

During 2002, we entered into a five-year $78 million cross-currency swap to hedge our net investment in a foreign subsidiary. The swap matured in November 2007. The hedge was effective in eliminating the risk of foreign currency movements on the investment and, as such, was accounted for under the net investment hedging rules. Losses (gains) associated with changes in the fair value of the cross-currency swap for the years ended December 31, 2007, 2006 and 2005 were $6 million, $10 million and $(6) million, respectively, and were reflected in the currency translation adjustment within “Accumulated other comprehensive loss.” As of December 31, 2007, the accumulated derivative net loss in “Accumulated other comprehensive loss” for the cross-currency swap was $17 million, net of tax of $9 million, and will be recognized in earnings upon sale or repatriation of our net investment in the foreign subsidiary. By rule, interest costs associated with the cross-currency swap were required to be reflected in “Accumulated other comprehensive loss.” Cumulative interest costs associated with the cross-currency swap reflected in “Accumulated other comprehensive loss” were $4 million at December 31, 2007 and 2006, and will be recognized in earnings upon sale or repatriation of our net investment in the foreign subsidiary.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value

The following table represents the carrying amounts and estimated fair values of certain of our financial instruments at December 31, 2007 and 2006. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties (fair values were based on dealer quotations that represent the discounted future cash flows through maturity or expiration using current rates):

	December 31
	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In thousands)

Assets:
Interest rate swaps	$—	—	133	133
Forward foreign currency exchange contracts	—	—	326	326
Liabilities:
Total debt(1)	2,763,287	2,758,642	2,813,434	2,794,748
Forward foreign currency exchange contracts	150	150	—	—
Cross-currency swap	—	—	20,101	20,101

(1)	The carrying amount of total debt excludes capital leases of $13 million and $4 million at December 31, 2007 and 2006, respectively.

The carrying amounts of all other instruments approximated fair value at December 31, 2007 and 2006.

18.	GUARANTEES

We have executed various agreements with third parties that contain standard indemnifications that may require us to indemnify a third party against losses arising from a variety of matters such as lease obligations, financing agreements, environmental matters, and agreements to sell business assets. In each of these instances, payment by Ryder is contingent on the other party bringing about a claim under the procedures outlined in the specific agreement. Normally, these procedures allow Ryder to dispute the other party’s claim. Additionally, our obligations under these agreements may be limited in terms of the amount and (or) timing of any claim. We have entered into individual indemnification agreements with each of our independent directors, through which we will indemnify such director acting in good faith against any and all losses, expenses and liabilities arising out of such director’s service as a director of Ryder. The maximum amount of potential future payments under these agreements is generally unlimited.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2007 and 2006, the maximum determinable exposure of each type of guarantee and the corresponding liability, if any, recorded on the Consolidated Balance Sheets were as follows:

	December 31, 2007		December 31, 2006
	Maximum	Carrying	Maximum	Carrying
	Exposure of	Amount of	Exposure of	Amount of
Guarantee	Guarantee	Liability	Guarantee	Liability
	(In thousands)

Vehicle residual value guarantees — finance lease programs(1)	$3,450	1,066	3,541	946
Used vehicle financing	5,679	1,340	6,046	811
Standby letters of credit	6,540	—	6,937	—

Total	$15,669	2,406	16,524	1,757

(1)	Amounts exclude contingent rentals associated with residual value guarantees on certain vehicles held under operating leases for which the guarantees are conditioned upon disposal of the leased vehicles prior to the end of their lease term. At December 31, 2007 and 2006, our maximum exposure for such guarantees was approximately $218 million and $113 million, respectively, with $2 million recorded each year as a liability.

We have provided vehicle residual value guarantees to independent third parties for certain finance lease programs made available to customers. If the sales proceeds from the final disposition of the assets are less than the residual value guarantee, we are required to pay the difference to the independent third party. The individual customer finance leases expire periodically through 2017 but may be extended at the end of each lease term. At December 31, 2007 and 2006, our maximum exposure for such guarantees was approximately $3 million and $4 million, respectively, with $1 million in each period, recorded as a liability.

We maintain agreements with independent third parties for the financing of used vehicle purchases by customers. Certain agreements require that we provide financial guarantees on defaulted customer contracts up to a maximum exposure amount. The individual used vehicle purchase contracts expire periodically through 2012. At December 31, 2007 and 2006, our maximum exposure for such guarantees was approximately $6 million in each period, with approximately $1 million recorded as a liability at the end of each period.

At December 31, 2007 and 2006, we had letters of credit and surety bonds outstanding, which primarily guarantee various insurance activities as noted in the following table:

	December 31
	2007	2006
	(In thousands)

Letters of credit	$211,885	217,338
Surety bonds	50,791	52,237

Certain of these letters of credit and surety bonds guarantee insurance activities associated with insurance claim liabilities transferred in conjunction with the sale of our automotive transport business, reported as discontinued operations in previous years. To date, the insurance claims, representing per-claim deductibles payable under third-party insurance policies, have been paid and continue to be paid by the company that assumed such liabilities. However, if all or a portion of the estimated outstanding assumed claims of approximately $7 million at December 31, 2007 are unable to be paid, the third-party insurers may have recourse against certain of the outstanding letters of credit provided by Ryder in order to satisfy the unpaid claim deductibles. In order to reduce our potential exposure to these claims, we have received an irrevocable letter of credit from the purchaser of the business referred to above totaling $8 million at December 31, 2007. Periodically, an actuarial valuation will be made in order to better estimate the amount of outstanding insurance claim liabilities. At December 31, 2006, the estimated outstanding assumed claims were $7 million for which we had received approximately $8 million in letters of credit.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19.	SHAREHOLDERS’ EQUITY

In December 2007, our Board of Directors authorized a $300 million share repurchase program over a period not to exceed two years. Additionally, our Board of Directors also authorized a separate two-year anti-dilutive repurchase program. Under the anti-dilutive program, management is authorized to repurchase shares of common stock in an amount not to exceed the lesser of the number of shares issued to employees upon the exercise of stock options or through the employee stock purchase plan from the period September 1, 2007 to December 12, 2009, or 2 million shares. Share repurchases of common stock under both plans may be made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2007 programs, which would allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During 2007, no repurchases had been made under these programs.

In May 2007, our Board of Directors authorized a $200 million share repurchase program over a period not to exceed two years. This program was completed during the third quarter of 2007. We repurchased and retired approximately 3.7 million shares under the May 2007 program at an aggregate cost of $200 million.

In May 2006, our Board of Directors authorized a two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. The May 2006 program limited aggregate share repurchases to no more than 2 million shares of Ryder common stock. This program was completed during the first quarter of 2007. In 2007 and 2006, we repurchased and retired approximately 0.2 million shares and 1.8 million shares, respectively, under the May 2006 program at an aggregate cost of $9 million and $93 million, respectively.

In October 2005, our Board of Directors authorized a $175 million share repurchase program over a period not to exceed two years. This program was completed during the first quarter of 2006. In 2006 and 2005, we repurchased and retired approximately 1.6 million shares and 2.6 million shares, respectively, under the October 2005 program at an aggregate cost of $66 million and $109 million, respectively.

In July 2004, our Board of Directors authorized a two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. In 2005, we repurchased and retired approximately 1.1 million shares under the July 2004 program at an aggregate cost of $43 million.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

		Additional					Accumulated
	Currency	Minimum				Unrealized	Other
	Translation	Pension	Net Actuarial	Prior Service	Transition	Gain (Loss)	Comprehensive
	Adjustments	Liability(1)	Loss(1)	Credit(1)	Obligation(1)	on Derivatives	Loss
				(In thousands)

January 1, 2005	$38,976	(188,514)	—	—	—	117	(149,421)
Current period change	(21,024)	(32,169)	—	—	—	(305)	(53,498)

December 31, 2005	17,952	(220,683)	—	—	—	(188)	(202,919)
Current period change	29,119	178,081	—	—	—	224	207,424
Adoption of SFAS No. 158	7,776	42,602	(216,470)	14,979	114	—	(150,999)

December 31, 2006	54,847	—	(216,470)	14,979	114	36	(146,494)
Amortization	—	—	13,280	(1,988)	(23)	—	11,269
Pension curtailment	—	—	10,510	—	—	—	10,510
Current period change(2)	62,051	—	31,839	—	—	(52)	93,838

December 31, 2007	$116,898	—	(160,841)	12,991	91	(16)	(30,877)

(1)	Amounts pertain to our pension and postretirement benefit plans.

(2)	The 2007 currency translation adjustment amount includes a $9 million tax benefit from the settlement of our cross-currency swap.

21.	EARNINGS PER SHARE INFORMATION

A reconciliation of the number of shares used in computing basic and diluted EPS follows:

	Years ended December 31
	2007	2006	2005
		(In thousands)

Weighted-average shares outstanding — Basic	59,324	60,873	63,758
Effect of dilutive options and nonvested stock	521	705	802

Weighted-average shares outstanding — Diluted	59,845	61,578	64,560

Anti-dilutive equity awards and market-based restricted stock rights not included above	999	967	1,178

22.	SHARE-BASED COMPENSATION PLANS

The following table provides information on share-based compensation expense and income tax benefits recognized in 2007, 2006 and 2005. As discussed in Note 1, “Summary of Significant Accounting Policies — Share-Based Compensation,” effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R which, among other things, required the recognition of expense for stock options vesting after

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the date of adoption. Prior to the adoption of SFAS No. 123R, share-based compensation expense was limited to the expense attributed to the grants of nonvested stock.

	Years ended December 31
	2007	2006	2005
	(In thousands)

Stock option and stock purchase plans	$9,717	10,147	—
Nonvested stock	7,037	3,496	3,124

Share-based compensation expense	16,754	13,643	3,124
Income tax benefit	(5,608)	(4,015)	(1,193)

Share-based compensation expense, net of tax	$11,146	9,628	1,931

Total unrecognized pre-tax compensation expense related to share-based compensation arrangements at December 31, 2007 was $18 million and is expected to be recognized over a weighted-average period of approximately 1.7 years. The total fair value of equity awards vested during the years ended December 31, 2007, 2006 and 2005 was $15 million, $14 million and $13 million, respectively.

Share-Based Incentive Awards

Share-based incentive awards are provided to employees under the terms of six share-based compensation plans (collectively, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money stock options and nonvested stock (time-vested restricted stock rights, market-based restricted stock rights and restricted stock units). The amount of shares authorized to be issued under the Plans was 5 million at December 31, 2007. There were 2.8 million unused shares available to be granted under the Plans as of December 31, 2007.

A majority of share-based compensation expense is generated from stock options. Stock options are awards which allow employees to purchase shares of our stock at a fixed price. Stock option awards are granted at an exercise price equal to the market price of our stock at the time of grant. These awards, which generally vest one-third each year, are fully vested three years from the grant date and have contractual terms ranging from seven to ten years.

Restricted stock awards are nonvested stock rights that are granted to employees and entitle the holder to shares of common stock as the award vests. Participants are entitled to non-forfeitable dividend equivalents on such awarded shares, but the sale or transfer of these shares is restricted during the vesting period. Participants holding restricted stock are entitled to vote on matters submitted to holders of common stock for a vote. Time-vested restricted stock rights typically vest in three equal installments over a three-year period regardless of company performance. The fair value of the time-vested awards is determined and fixed on the grant date based on Ryder’s stock price on the date of grant. Market-based restricted stock awards include a market-based vesting provision. Under such provision, employees only receive the grant of stock if Ryder’s total shareholder return (TSR) as a percentage of the S&P 500 comparable period TSR is 100% or greater over a three-year period. The fair value of the market-based awards is determined on the date of grant and is based on the likelihood of Ryder achieving the market-based condition. Expense on the market-based restricted stock awards is recognized regardless of Ryder’s actual TSR performance compared to the S&P 500.

Employees granted market-based restricted stock rights also received tandem cash awards. The cash awards are expected to approximate the amount of the tax liability relating to the vesting of the restricted stock awards. The cash awards will vest on the same date as the market-based restricted stock awards. In accordance with SFAS No. 123R, the cash awards are accounted for as liability awards as the cash settlement amount is based upon the price of our common stock. As a result, the liability is adjusted to reflect fair value at the end of each reporting period. The liability related to the cash awards was classified within “Other non-current liabilities” and was under $1 million at December 31, 2007 and 2006. In addition to the share-based

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

compensation expense noted in the previous table, we recognized compensation expense of $0.1 million and $0.7 million during the years ended December 31, 2007 and 2006, respectively, related to cash awards.

We grant restricted stock units (RSUs) to non-management members of the Board of Directors. Once granted, RSUs are eligible for non-forfeitable dividend equivalents but have no voting rights. The fair value of the awards is determined and fixed on the grant date based on Ryder’s stock price on the date of grant. The board member receives the RSUs upon their departure from the Board. The initial grant of RSUs will not vest unless the director has served a minimum of one year. When the board member receives the RSUs, they are redeemed for an equivalent number of shares of Ryder’s common stock. Compensation expense for RSUs was historically based on assumed years of service to retirement at age 72. However, because the RSUs do not contain an explicit service vesting period, except for the initial grant, compensation expense should have been recognized in the year the RSUs were granted rather than over the assumed years of service. The one-time impact of accelerating the recognition of compensation expense on previously issued RSUs was a pre-tax charge of $2 million for 2007.

Option Awards

A summary of option activity under our stock option plans as of December 31, 2007, and changes during the year ended December 31, 2007 is presented in the table below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)

Options outstanding at January 1	3,410	$37.89
Granted	949	52.48
Exercised	(997)	36.62
Forfeited or expired	(248)	46.83

Options outstanding at December 31	3,114	$42.03	4.6	$20,460

Vested and expected to vest at December 31	3,098	$42.00	4.4	$20,436

Exercisable at December 31	1,326	$34.23	3.6	$17,122

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information about options in various price ranges at December 31, 2007 follows:

		Options Outstanding		Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average Exercise		Average Exercise
Price Ranges	Shares	Contractual Term	Price	Shares	Price
	(In thousands)	(In years)		(In thousands)

Less than $35.00	475	2.7	$20.70	467	$20.50
35.00-40.00	329	3.5	36.96	327	36.94
40.00-45.00	1,378	4.6	43.68	480	44.08
45.00-50.00	65	4.7	48.85	41	48.71
50.00 and over	867	6.1	52.52	11	53.77

Total	3,114	4.6	$42.03	1,326	$34.23

Stock Awards

A summary of the status of Ryder’s nonvested stock awards as of December 31, 2007 and changes during the year ended December 31, 2007 is presented in the table below:

	Time-Vested		Market-Based Vested
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
	(In thousands)			(In thousands)

Nonvested stock outstanding at January 1	241	$43.52	96	$26.17
Granted	17	49.23	92	30.13
Vested	(67)	40.03	—	—
Forfeited	(19)	41.34	(19)	27.82

Nonvested stock outstanding at December 31	172	$45.96	169	$28.14

     Stock Purchase Plan

Ryder maintains an Employee Stock Purchase Plan (ESPP), which enables eligible participants in the U.S. and Canada to purchase full or fractional shares of Ryder common stock through payroll deductions of up to 15% of eligible compensation. The ESPP provides for quarterly offering periods during which shares may be purchased at 85% of the fair market value on either the first or the last trading day of the quarter, whichever is less. Stock purchased under the ESPP must be held for 90 days. The amount of shares authorized to be issued under the existing ESPP was 3.2 million at December 31, 2007. There were 0.7 million unused shares available to be granted under the ESPP as of December 31, 2007.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the status of Ryder’s stock purchase plan:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)		(In Years)	(In thousands)

Outstanding at January 1	—	$—
Granted	172	41.43
Exercised	(172)	41.43
Forfeited or expired	—	—

Outstanding at December 31	—	$—	—	$—

Exercisable at December 31	—	$—	—	$—

Share-Based Compensation Fair Value Assumptions

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing valuation model that uses the weighted-average assumptions noted in the table below. For 2007 and 2006, expected volatility is based on historical volatility of Ryder’s stock and implied volatility from traded options on Ryder’s stock. For 2005, expected volatility was based on historical volatility of Ryder’s stock. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award. We use historical data to estimate stock option exercises and forfeitures within the valuation model. The expected term of stock option awards granted is derived from historical exercise experience under the share-based employee compensation arrangements and represents the period of time that stock option awards granted are expected to be outstanding. The fair value of market-based stock awards is estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by Ryder.

The following table presents the weighted-average assumptions used for options granted:

	Years ended December 31
	2007	2006	2005

Option plans:
Expected dividends	1.6%	1.7%	1.5%
Expected volatility	26.9%	27.2%	25.1%
Risk-free rate	4.8%	4.6%	3.6%
Expected term	3.9 years	4.1 years	4.0 years
Grant-date fair value	$12.82	$10.76	$9.73
Purchase plan:
Expected dividends	1.6%	1.4%	1.6%
Expected volatility	25.0%	29.4%	18.5%
Risk-free rate	4.7%	4.7%	2.8%
Expected term	0.25 years	0.25 years	0.25 years
Grant-date fair value	$10.40	$10.49	$7.50

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Exercise of Employee Stock Options and Purchase Plans

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $17 million, $41 million and $15 million, respectively. The total cash received from employees as a result of exercises under all share-based employee compensation arrangements for the years ended December 31, 2007, 2006 and 2005 was $42 million, $61 million and $28 million, respectively. In connection with these exercises, the tax benefits realized from share-based employee compensation arrangements were $5 million, $14 million and $6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

23.	EMPLOYEE BENEFIT PLANS

Pension Plans

Ryder sponsors several defined benefit pension plans covering most employees not covered by union-administered plans, including certain employees in foreign countries. These plans generally provide participants with benefits based on years of service and career-average compensation levels. The funding policy for these plans is to make contributions based on annual service costs plus amortization of unfunded past service liability, but not greater than the maximum allowable contribution deductible for federal income tax purposes. We may, from time to time, make voluntary contributions to our pension plans, which exceed the amount required by statute. The majority of the plans’ assets are invested in a master trust that, in turn, is invested primarily in listed stocks and bonds.

Ryder has a non-qualified supplemental pension plan covering certain U.S. employees, which provides for incremental pension payments from Ryder’s funds so that total pension payments equal the amounts that would have been payable from Ryder’s principal pension plans if it were not for limitations imposed by income tax regulations. The accrued pension liability related to this plan was $33 million at December 31, 2007 and 2006.

Ryder also participates in multi-employer plans that provide defined benefits to certain employees covered by collective-bargaining agreements. Such plans are usually administered by a board of trustees comprised of the management of the participating companies and labor representatives. The net pension cost of these plans is equal to the annual contribution determined in accordance with the provisions of negotiated labor contracts. Assets contributed to such plans are not segregated or otherwise restricted to provide benefits only to employees of Ryder.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pension Expense

Pension expense was as follows:

	Years ended December 31
	2007	2006	2005
	(In thousands)

Company-administered plans:
Service cost	$40,099	42,675	37,252
Interest cost	86,614	82,536	76,512
Expected return on plan assets	(118,529)	(99,520)	(90,658)
Amortization of:
Transition obligation	(32)	(30)	(29)
Net actuarial loss	19,400	33,579	30,031
Prior service (credit) cost	(2,898)	6,319	1,421

	24,654	65,559	54,529
Union-administered plans	4,843	4,879	4,698

Net pension expense	$29,497	70,438	59,227

Company-administered plans:
U.S.	$11,182	46,276	39,598
Non-U.S.	13,472	19,283	14,931

	24,654	65,559	54,529
Union-administered plans	4,843	4,879	4,698

	$29,497	70,438	59,227

The following table sets forth the weighted-average actuarial assumptions used for Ryder’s pension plans in determining annual pension expense:

	U.S. Plans			Non- U.S. Plans
	Years ended December 31			Years ended December 31
	2007	2006	2005	2007	2006	2005

Discount rate	6.00%	5.73%	5.90%	4.84%	5.00%	5.58%
Rate of increase in compensation levels	4.00%	4.00%	4.00%	3.33%	3.62%	3.50%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%	7.50%	7.50%	7.92%
Transition amortization in years	—	—	—	5	6	7
Gain and loss amortization in years	8	8	8	8	8	8

The return on plan assets assumption reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plans. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns in the plan assets.

Pension Curtailment

On January 5, 2007, our Board of Directors approved an amendment to freeze U.S. pension plans effective December 31, 2007 for current participants who do not meet certain grandfathering criteria. As a result, these employees will cease accruing further benefits under the pension plans after December 31, 2007 and will begin participating in an enhanced 401(k) plan. Those participants that meet the grandfathering criteria will be given the option to either continue to earn benefits in the U.S. pension plans or transition into the enhanced 401(k) plan. All retirement benefits earned as of December 31, 2007 will be fully preserved and

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

will be paid in accordance with the plan and legal requirements. Employees hired after January 1, 2007 will not be eligible to participate in the U.S. pension plans. The freeze of the U.S. pension plans did not create a curtailment gain or loss; however, in conjunction with the finalization of our pension actuarial valuation, we recognized a reduction in the pension benefit obligation of $16 million and a reduction in the net actuarial loss recognized within accumulated other comprehensive loss of approximately $11 million, net of tax, during 2007.

Pension Accounting Charge

In the third quarter of 2006, we recorded a one-time, non-cash pension accounting charge of $6 million ($4 million after-tax), to properly account for prior service costs related to retiree pension benefit improvements made in 1995 and 2000. We previously amortized prior service costs over the remaining life expectancy of retired participants (approximately 15 years). The applicable accounting literature requires that prior service costs be amortized over the future service period of active employees at the date of the amendment who are expected to receive benefits under the plan (approximately 6-8 years for Ryder). The literature does provide an exception in which prior service costs can be amortized over the remaining life expectancy of retired participants if all or almost all of the plan participants are inactive. In the third quarter of 2006, we determined that we had not met the exception criteria, which allows for the use of the remaining life expectancy of retired participants as the amortization period. Because the amounts involved were not material to our consolidated financial statements in any individual prior period, and the cumulative amount was not material to 2006 results, we recorded the cumulative adjustment, which increased “Salaries and employee-related costs” and reduced “Intangible assets” by $6 million, in 2006.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Obligations and Funded Status

The following table sets forth the benefit obligations, assets and funded status associated with Ryder’s pension and supplemental pension plans:

	December 31
	2007	2006
	(In thousands)

Change in benefit obligations:
Benefit obligations at January 1	$1,531,577	1,467,891
Service cost	40,099	42,675
Interest cost	86,614	82,536
Actuarial gain	(79,797)	(23,544)
Benefits paid	(52,482)	(49,088)
Plan amendment	—	(22,727)
Curtailment	(16,481)	—
Foreign currency exchange rate changes	12,952	33,834

Benefit obligations at December 31	1,522,482	1,531,577

Change in plan assets:
Fair value of plan assets at January 1	1,417,306	1,147,537
Actual return on plan assets	83,646	158,782
Employer contribution	59,757	129,631
Participants’ contributions	2,175	2,180
Benefits paid	(52,482)	(49,088)
Foreign currency exchange rate changes	10,985	28,264

Fair value of plan assets at December 31	1,521,387	1,417,306

Funded status	$(1,095)	(114,271)

Amounts recognized in the consolidated balance sheets consisted of:

	December 31
	2007	2006
	(In thousands)

Noncurrent asset	$41,066	—
Current liability	(2,318)	(2,032)
Noncurrent liability	(39,843)	(112,239)

Net amount recognized	$(1,095)	(114,271)

Amounts recognized in accumulated other comprehensive loss (pre-tax) consisted of:

	December 31
	2007	2006
	(In thousands)

Transition obligation	$(130)	(163)
Prior service credit	(17,888)	(20,785)
Net actuarial loss	237,921	318,452

Net amount recognized	$219,903	297,504

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2008, we expect to recognize approximately $3 million of the prior service credit and $6 million of the net actuarial loss as a component of pension expense.

The following table sets forth the weighted-average actuarial assumptions used for Ryder’s pension plans in determining funded status:

	U.S. Plans		Non-U.S. Plans
	December 31		December 31
	2007	2006	2007	2006

Discount rate	6.35%	6.00%	5.64%	4.84%
Rate of increase in compensation levels	4.00%	4.00%	4.13%	3.33%

At December 31, 2007 and 2006, our pension obligations (accumulated benefit obligations (ABO) and projected benefit obligations (PBO)) greater than the fair value of our plan assets for our U.S. and non-U.S. plans were as follows:

	U.S. Plans		Non-U.S. Plans		Total
	December 31		December 31		December 31
	2007	2006	2007	2006	2007	2006
	(In thousands)

Accumulated benefit obligations	$1,133,820	1,124,081	335,730	336,722	1,469,550	1,460,803

Plans with ABO in excess of plan assets:
PBO	$33,294	33,258	59,132	349,626	92,426	382,884
ABO	$31,312	30,491	56,442	336,722	87,754	367,213
Fair value of plan assets	$—	218	50,268	321,603	50,268	321,821

Plans with PBO in excess of plan assets:
PBO	$33,294	1,181,951	59,132	349,626	92,426	1,531,577
ABO	$31,312	1,124,081	56,442	336,722	87,754	1,460,803
Fair value of plan assets	$—	1,095,704	50,268	321,603	50,268	1,417,307

Plan Assets

The percentage of fair value of total assets by asset category and target allocations were as follows:

	U.S. Plans				Non-U.S. Plans
	Actual December 31		Target		Actual December 31		Target
	2007	2006	2007	2006	2007	2006	2007	2006

Asset category:
Equity securities	74%	77%	70%	70%	77%	78%	77%	77%
Debt securities	22%	20%	26%	26%	23%	22%	23%	23%
Other	4%	3%	4%	4%	0%	0%	0%	0%

	100%	100%	100%	100%	100%	100%	100%	100%

Ryder’s investment strategy for the pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits. The plans utilize several investment strategies, including actively and passively managed equity and fixed income strategies. The investment policy establishes a target allocation for each asset class. Deviations between actual pension plan asset allocations and targeted asset allocations may occur as a result of investment performance during a month. Rebalancing of our pension plan asset portfolios occurs each month based on the prior month’s ending balances.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details pension benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter:

(In thousands)

2008	$61,584
2009	65,832
2010	70,071
2011	74,562
2012	79,562
2013-2017	477,945

For 2008, pension contributions to Ryder’s U.S. pension plans and non-U.S. pension plans are estimated to be $2 million and $20 million, respectively.

Savings Plans

Ryder has defined contribution savings plans that are available to substantially all U.S. and Canadian employees. Costs recognized for these plans equal Ryder’s total contributions, which are based on employee classification and may be a combination of fixed contributions, percent of employee contributions and Ryder performance-based contributions. Savings plan costs totaled $9 million in 2007 and $11 million in each of 2006 and 2005.

Deferred Compensation and Long-Term Compensation Plans

We have deferred compensation plans that permit eligible U.S. employees, officers and directors to defer a portion of their compensation. The deferred compensation liability, including Ryder matching amounts and accumulated earnings, totaled $27 million and $25 million at December 31, 2007 and 2006, respectively.

We also had long-term incentive compensation plans under which the Compensation Committee of the Board of Directors was authorized to reward key executives with additional compensation contingent upon attainment of critical business objectives. Long-term awards were made from 2002 to 2005. In 2006, the Compensation Committee decided to allocate more of our executive officer’s long-term compensation from cash to equity. As a result, the Compensation Committee ceased granting long-term cash awards. For plan years prior to 2005, performance was measured each year of the plan individually against an annual performance goal. Achievement of the performance target or failure to achieve the performance target in one year did not affect the target, performance goals or compensation for any other plan year. The amounts earned under the plan vest six and eighteen months subsequent to the end of the plan’s three-year cycle. For the 2005 plan year, performance was measured based on achieving certain levels of net operating revenue growth, earnings per common share growth and return on capital over an approximate three-year period, and not on an annual basis. If certain performance levels were achieved, the amounts earned under the plan vest six months subsequent to the end of the plan’s cycle. Compensation expense under the plans was recognized in earnings over the vesting period. Total compensation expense recognized under the plans was $0.2 million in 2007 and $3 million in each of 2006 and 2005. The accrued compensation liability related to these plans was $3 million and $6 million at December 31, 2007 and 2006, respectively.

Ryder has established grantor trusts (Rabbi Trusts) to provide funding for benefits payable under the supplemental pension plan, deferred compensation plans and long-term incentive compensation plans. The assets held in the trusts at December 31, 2007 and 2006 amounted to $28 million and $30 million, respectively. The Rabbi Trusts’ assets consist of short-term cash investments and a managed portfolio of equity securities, including Ryder’s common stock. These assets, except for the investment in Ryder’s common stock, are included in “Direct financing leases and other assets” because they are available to the general creditors of Ryder in the event of Ryder’s insolvency. The equity securities are classified as trading securities and stated at fair value. Both realized and unrealized gains and losses are included in “Miscellaneous income,

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

net.” The Rabbi Trusts’ investment of $3 million in Ryder’s common stock, at both December 31, 2007 and 2006 is reflected at historical cost and recorded against shareholders’ equity.

Other Postretirement Benefits

Ryder sponsors plans that provide retired U.S. and Canadian employees with certain healthcare and life insurance benefits. Substantially all U.S. and Canadian employees not covered by union-administered health and welfare plans are eligible for the healthcare benefits. Healthcare benefits for our principal plan are generally provided to qualified retirees under age 65 and eligible dependents. Generally, this plan requires employee contributions that vary based on years of service and include provisions that limit our contributions.

Total periodic postretirement benefit expense was as follows:

	Years ended December 31
	2007	2006	2005
	(In thousands)

Service cost	$1,476	1,316	1,007
Interest cost	2,576	2,513	2,122
Amortization of:
Net actuarial loss	837	973	282
Prior service credit	(231)	(231)	(1,157)
Census data adjustment	—	1,942	—

Postretirement benefit expense	$4,658	6,513	2,254

U.S.	$3,731	5,990	1,868
Non-U.S.	927	523	386

	$4,658	6,513	2,254

Census Data Adjustment

In the fourth quarter of 2006, we determined certain census data used to actuarially determine the value of our U.S. postretirement benefit obligation for the years 2001 through 2005 was inaccurate and we recorded a one-time, non-cash charge of $2 million ($1 million after-tax), for the adjustment of our U.S. postretirement benefit obligation. Because the impact resulting from revising our postretirement benefit obligation estimates was not material to our consolidated financial statements in any individual prior period, and the cumulative amount was not material to 2006 results, we recorded the cumulative adjustment, which increased “Salaries and employee-related costs” by $2 million in 2006.

The following table sets forth the weighted-average discount rates used in determining annual periodic postretirement benefit expense:

	U.S. Plan			Non-U.S. Plan
	Years ended December 31			Years ended December 31
	2007	2006	2005	2007	2006	2005

Discount rate	6.00%	5.65%	5.90%	5.00%	5.00%	6.00%

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Ryder’s postretirement benefit plans are not funded. The following table sets forth the benefit obligations associated with Ryder’s postretirement benefit plans:

	December 31
	2007	2006
	(In thousands)

Benefit obligations at January 1	$44,860	39,286
Service cost	1,476	1,316
Interest cost	2,576	2,513
Actuarial (gain) loss	(1,385)	1,043
Benefits paid	(3,955)	(4,073)
Census data adjustment	—	4,796
Foreign currency exchange rate changes	720	(21)

Benefit obligations at December 31	44,292	44,860

Amounts recognized in the consolidated balance sheets consisted of:

	December 31
	2007	2006
	(In thousands)

Current liability	$(3,209)	(3,595)
Noncurrent liability	(41,083)	(41,265)

Amount recognized	$(44,292)	(44,860)

Amounts recognized in accumulated other comprehensive loss (pre-tax) consisted of:

	December 31
	2007	2006
	(In thousands)

Prior service credit	$(2,462)	(2,693)
Net actuarial loss	11,105	13,270

Net amount recognized	$8,643	10,577

In 2008, we expect to recognize approximately $0.2 million of the prior service credit and $0.8 million of the net actuarial loss as a component of total periodic postretirement benefit expense.

Our annual measurement date is December 31 for both U.S. and non-U.S. postretirement benefit plans. Assumptions used in determining accrued postretirement benefit obligations are as follows:

	U.S. Plan		Non-U.S. Plan
	December 31		December 31
	2007	2006	2007	2006

Discount rate	6.35%	6.00%	5.25%	5.00%
Rate of increase in compensation levels	4.00%	4.00%	3.50%	3.50%
Healthcare cost trend rate assumed for next year	8.50%	9.00%	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.75%	4.75%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2015	2015	2017	2014

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changing the assumed healthcare cost trend rates by 1% in each year would not have a material effect on the accumulated postretirement benefit obligation at December 31, 2007 or annual postretirement benefit expense for 2007.

The following table details other postretirement benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter:

(In thousands)

2008	$3,210
2009	3,311
2010	3,440
2011	3,722
2012	3,812
2013-2017	20,851

24.	ENVIRONMENTAL MATTERS

Our operations involve storing and dispensing petroleum products, primarily diesel fuel, regulated under environmental protection laws. These laws require us to eliminate or mitigate the effect of such substances on the environment. In response to these requirements, we continually upgrade our operating facilities and implement various programs to detect and minimize contamination. In addition, we have received notices from the Environmental Protection Agency (EPA) and others that we have been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, the Superfund Amendments and Reauthorization Act and similar state statutes and may be required to share in the cost of cleanup of 20 identified disposal sites.

Our environmental expenses which are presented within “Operating expense” in our Consolidated Statements of Earnings, consist of remediation costs as well as normal recurring expenses such as licensing, testing and waste disposal fees. These expenses totaled $7 million, $8 million and $9 million in 2007, 2006 and 2005, respectively. The carrying amount of our environmental liabilities was $15 million and $16 million at December 31, 2007 and 2006, respectively. Capital expenditures related to our environmental programs totaled approximately $2 million in 2007 and $1 million in each of 2006 and 2005. Our asset retirement obligations related to fuel tanks removed are not included above and are recorded within “Accrued expenses” and “Other non-current liabilities” in our Consolidated Balance Sheets.

The ultimate cost of our environmental liabilities cannot presently be projected with certainty due to the presence of several unknown factors, primarily the level of contamination, the effectiveness of selected remediation methods, the stage of investigation at individual sites, the determination of our liability in proportion to other responsible parties and the recoverability of such costs from third parties. Based on information presently available, we believe that the ultimate disposition of these matters, although potentially material to the results of operations in any one year, will not have a material adverse effect on our financial condition or liquidity.

25.	OTHER MATTERS

We are a party to various claims, legal actions and complaints arising in the ordinary course of business. While any proceeding or litigation has an element of uncertainty, we believe that the disposition of these matters will not have a material impact on our consolidated financial position, liquidity or results of operations.

26.	SEGMENT REPORTING

Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. We operate in three reportable business

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

segments: (1) FMS, which provides full service leasing, contract maintenance, contract-related maintenance and commercial rental of trucks, tractors and trailers to customers, principally in the U.S., Canada and the U.K.; (2) SCS, which provides comprehensive supply chain consulting including distribution and transportation services throughout North America and in Latin America, Europe and Asia; and (3) DCC, which provides vehicles and drivers as part of a dedicated transportation solution in the U.S.

Our primary measurement of segment financial performance, defined as “Net Before Taxes” (NBT), includes an allocation of Central Support Services (CSS) and excludes restructuring and other (charges), net, the 2007 gain on sale of property described in Note 9, “Operating Property and Equipment,” and certain 2006 net retirement plan charges described in Note 23, “Employee Benefit Plans.” CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal and corporate communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, corporate communications, public affairs and certain executive compensation. CSS costs attributable to the business segments are predominantly allocated to FMS, SCS and DCC as follows:

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Business segment revenue and NBT are presented below:

	Years Ended December 31
	2007	2006	2005
	(In thousands)

Revenue:
Fleet Management Solutions:
Full service lease	$1,815,700	1,712,054	1,655,289
Contract maintenance	158,209	140,774	133,268

Contractual revenue	1,973,909	1,852,828	1,788,557
Contract-related maintenance	180,780	176,248	173,010
Commercial rental	542,251	621,999	639,234
Other	72,339	72,068	67,305
Fuel services revenue	978,794	986,169	891,647

Total Fleet Management Solutions from external customers	3,748,073	3,709,312	3,559,753
Inter-segment revenue	414,571	386,734	361,438

Fleet Management Solutions	4,162,644	4,096,046	3,921,191
Supply Chain Solutions from external customers	2,250,282	2,028,489	1,637,826
Dedicated Contract Carriage from external customers	567,640	568,842	543,268
Eliminations	(414,571)	(386,734)	(361,438)

Total revenue	$6,565,995	6,306,643	5,740,847

NBT:
Fleet Management Solutions	$373,697	368,069	354,354
Supply Chain Solutions	63,223	62,144	39,392
Dedicated Contract Carriage	47,409	42,589	35,129
Eliminations	(31,248)	(33,732)	(32,660)

	453,081	439,070	396,215
Unallocated Central Support Services	(44,458)	(39,486)	(35,751)
Restructuring and other (charges), net and other items(1)	(3,159)	(6,611)	(3,376)

Earnings from continuing operations before income taxes	$405,464	392,973	357,088

(1)	2007 includes the gain on sale of property of $10 million. See Note 9, “Operating Property and Equipment,” for additional information. 2006 includes the pension accounting charge of $6 million, pension remeasurement benefit of $5 million and postretirement benefit plan charge of $2 million. See Note 23, “Employee Benefit Plans,” for additional information.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth share-based compensation, depreciation expense, gains on vehicle sales, net, other non-cash charges (credits), net, interest expense (income) and capital expenditures for the years ended December 31, 2007, 2006 and 2005 and total assets at December 31, 2007 and 2006 as provided to the chief operating decision-maker for each of Ryder’s reportable business segments:

	FMS	SCS	DCC	CSS	Eliminations	Total
			(In thousands)

2007
Share-based compensation expense	$4,940	3,436	400	7,978	—	16,754
Depreciation expense(1)	$791,101	22,599	1,613	649	—	815,962
Gains on vehicles sales, net	$(43,732)	(362)	—	—	—	(44,094)
Other non-cash charges (credits), net(2)	$(2,108)	713	(2)	(554)	—	(1,951)
Interest expense (income)(3)	$157,381	5,896	(3,334)	131	—	160,074
Capital expenditures paid(4)	$1,273,140	34,955	846	8,295	—	1,317,236
Total assets	$6,212,038	557,581	129,068	87,362	(131,400)	6,854,649

2006
Share-based compensation expense	$4,187	3,186	376	5,894	—	13,643
Depreciation expense(1)	$723,076	18,101	1,599	512	—	743,288
Gains on vehicle sales, net	$(50,766)	—	—	—	—	(50,766)
Other non-cash charges (credits), net(2)	$7,881	246	1	5,978	—	14,106
Interest expense (income)(3)	$137,008	5,978	(2,802)	377	—	140,561
Capital expenditures paid(4)	$1,655,181	26,728	1,055	12,100	—	1,695,064
Total assets	$6,200,291	545,913	123,683	101,476	(142,440)	6,828,923

2005
Share-based compensation expense	$527	579	60	1,958	—	3,124
Depreciation expense(1)	$718,928	19,986	1,440	61	—	740,415
Gains on vehicle sales, net	$(47,098)	—	—	—	—	(47,098)
Other non-cash charges (credits), net(2)	$11,708	91	(2)	(565)	—	11,232
Interest expense (income)(3)	$116,193	6,310	(2,280)	251	—	120,474
Capital expenditures paid(4)	$1,342,905	23,394	1,128	31,952	—	1,399,379

(1)	Depreciation expense associated with CSS assets was allocated to business segments based upon estimated and planned asset utilization. Depreciation expense totaling $12 million, $12 million and $13 million during 2007, 2006 and 2005, respectively, associated with CSS assets was allocated to other business segments.

(2)	Includes amortization expense.

(3)	Interest expense was primarily allocated to the FMS segment since such borrowings were used principally to fund the purchase of revenue earning equipment used in FMS; however, interest expense (income) was also reflected in SCS and DCC based on targeted segment leverage ratios.

(4)	Excludes FMS and SCS acquisition payments of $75 million, $4 million and $15 million in 2007, 2006 and 2005, respectively, comprised primarily of long-lived assets. See Note 3, “Acquisitions,” for additional information.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Geographic Information

	Years ended December 31
	2007	2006	2005
	(In thousands)

Revenue:
United States	$5,243,185	5,136,775	4,722,020

Foreign:
Canada	646,400	564,418	483,696
Europe	377,676	346,939	343,229
Latin America	277,429	237,372	172,255
Asia	21,305	21,139	19,647

	1,322,810	1,169,868	1,018,827

Total	$6,565,995	6,306,643	5,740,847

Long-lived assets:
United States	$4,051,517	4,180,752	3,498,442

Foreign:
Canada	545,545	412,651	380,883
Europe	350,338	360,342	350,643
Latin America	51,271	33,036	30,448
Asia	21,454	21,519	20,796

	968,608	827,548	782,770

Total	$5,020,125	5,008,300	4,281,212

We believe that our diversified portfolio of customers across a full array of transportation and logistics solutions and across many industries will help to mitigate the impact of adverse downturns in specific sectors of the economy in the near to medium term. Our portfolio of full service lease and commercial rental customers is not concentrated in any one particular industry or geographic region; however, the largest concentration is in non-cyclical industries such as food, groceries and beverages. We derive a significant portion of our SCS revenue (approximately 65% in 2007 and 2006) from the automotive industry, mostly from manufacturers and suppliers of original equipment parts. Our largest customer, General Motors Corporation (GM), accounted for approximately 14%, 13% and 10% of consolidated revenue in 2007, 2006 and 2005, respectively. GM also accounted for approximately 42%, 40%, and 35% of SCS total revenue in 2007, 2006 and 2005, respectively. Effective January 1, 2008, our contractual relationship for certain transportation management services changed, and we determined, after a formal review of the terms and conditions of the services, that we will be acting as an agent in the arrangement. As a result, total revenue will decrease in the future due to the reporting of revenue net of subcontracted transportation expense. This contract represented $640 million, $565 million and $360 million of total revenue in 2007, 2006 and 2005, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

27.	QUARTERLY INFORMATION (UNAUDITED)

			Net Earnings per Common Share
	Revenue	Net Earnings	Basic	Diluted
	(In thousands, except per share amounts)

2007
First quarter	$1,594,102	51,259	0.85	0.84
Second quarter	1,657,969	65,123	1.08	1.07
Third quarter	1,647,724	65,533	1.12	1.11
Fourth quarter	1,666,200	71,946	1.25	1.24

Full year	$6,565,995	253,861	4.28	4.24

2006
First quarter	$1,496,291	47,582	0.78	0.77
Second quarter	1,595,726	70,279	1.15	1.13
Third quarter	1,620,549	65,277	1.07	1.06
Fourth quarter	1,594,077	65,821	1.09	1.08

Full year	$6,306,643	248,959	4.09	4.04

Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per-share amounts for the quarters may not equal per-share amounts for the year.

Earnings in the third quarter of 2007 included a gain on sale of FMS property of $6 million, or $0.10 per diluted common share. Earnings in the third quarter of 2007 also included restructuring charges of $8 million, or $0.13 per diluted common share, related to cost management and process improvement actions throughout our domestic and international business segments and Central Support Services. Earnings in the fourth quarter of 2007 included an income tax benefit of $3 million, or $0.06 per diluted common share associated primarily with the reduction of deferred income taxes due to enacted changes in Canadian tax laws.

Earnings in the second quarter of 2006 included an income tax benefit of $7 million, or $0.11 per diluted common share, associated with the reduction of deferred income taxes due to enacted changes in Texas and Canadian tax laws. Earnings in the third quarter of 2006 included a $4 million, or $0.06 per diluted common share, pension accounting charge which represented a one-time, non-cash charge to properly account for prior service costs related to retiree benefit improvements made in 1995 and 2000.

.

RYDER SYSTEM, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at		Transferred		Balance
	Beginning	Charged to	from (to) Other		at End
Description	of Period	Earnings	Accounts(1)	Deductions(2)	of Period
	(In thousands)

2007
Accounts receivable allowance	$14,744	13,238	—	11,028	16,954
Direct finance lease allowance	$1,121	1,472	—	1,266	1,327
Self-insurance accruals(3)	$283,372	176,507	44,021	226,085	277,815
Reserve for residual value guarantees	$2,227	1,106	—	908	2,425
Valuation allowance on deferred tax assets	$12,728	486	—	(1,293)	14,507

2006
Accounts receivable allowance	$13,223	8,294	—	6,773	14,744
Direct finance lease allowance	$851	1,396	—	1,126	1,121
Self-insurance accruals(3)	$274,759	224,648	42,549	258,584	283,372
Reserve for residual value guarantees	$5,300	1,171	—	4,244	2,227
Valuation allowance on deferred tax assets	$12,367	459	—	(98)	12,728

2005
Accounts receivable allowance	$11,923	8,068	—	6,768	13,223
Direct finance lease allowance	$782	69	—	—	851
Self-insurance accruals(3)	$275,021	222,260	41,816	264,338	274,759
Reserve for residual value guarantees	$6,206	390	—	1,296	5,300
Valuation allowance on deferred tax assets	$11,559	103	—	705	12,367

(1)	Transferred from (to) other accounts includes employee contributions made to the medical and dental self-insurance plans.

(2)	Deductions represent receivables written-off, lease termination payments, insurance claim payments during the period and net foreign currency translation adjustments.

(3)	Self-insurance accruals include vehicle liability, workers’ compensation, property damage, cargo and medical and dental, which comprise our self-insurance programs. Amount charged to earnings include favorable development in prior year selected loss development factors which benefited earnings by $24 million, $12 million and $7 million in 2007, 2006 and 2005, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that at December 31, 2007, Ryder’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Certified Public Accounting Firm thereon are set out in Item 8 of Part II of this Form 10-K Annual Report.

Changes in Internal Controls over Financial Reporting

During the three months ended December 31, 2007, there were no changes in Ryder’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect such internal control over financial reporting.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

The information required by Item 13 is included under the captions “Board of Directors” and “Related Person Transactions” in our definitive proxy statement, which will be filed with the Commission within 120 days after the close of the fiscal year, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is included under the caption “Ratification of Independent Auditor” in our definitive proxy statement, which will be filed with the Commission within 120 days after the close of the fiscal year, and is incorporated herein by reference.

We have agreed to indemnify and hold KPMG harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal actions or proceedings that arises as a result of KPMG’s consent to the incorporation by reference of its audit report on the Company’s past financial statements into our Registration Statements on Form S-8 and Form S-3.

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

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(a)	The Ryder System, Inc. Restated Articles of Incorporation, dated November 8, 1985, as amended through May 18, 1990, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1990, are incorporated by reference into this report.

3	.1(b)	Articles of Amendment to Ryder System, Inc. Restated Articles of Incorporation, dated November 8, 1985, as amended, previously filed with the Commission on April 3, 1996 as an exhibit to Ryder’s Form 8-A are incorporated by reference into this report.

3.2		The Ryder System, Inc. By-Laws, as amended through February 16, 2001, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2000, are incorporated by reference into this report.

4.1		Ryder hereby agrees, pursuant to paragraph (b)(4)(iii) of Item 601 of Regulation S-K, to furnish the Commission with a copy of any instrument defining the rights of holders of long-term debt of Ryder, where such instrument has not been filed as an exhibit hereto and the total amount of securities authorized thereunder does not exceed 10% of the total assets of Ryder and its subsidiaries on a consolidated basis.

4	.2(a)	The Form of Indenture between Ryder System, Inc. and The Chase Manhattan Bank (National Association) dated as of June 1, 1984, filed with the Commission on November 19, 1985 as an exhibit to Ryder’s Registration Statement on Form S-3 (No. 33-1632), is incorporated by reference into this report.

4	.2(b)	The First Supplemental Indenture between Ryder System, Inc. and The Chase Manhattan Bank (National Association) dated October 1, 1987, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated by reference into this report.

4.3		The Form of Indenture between Ryder System, Inc. and The Chase Manhattan Bank (National Association) dated as of May 1, 1987, and supplemented as of November 15, 1990 and June 24, 1992, filed with the Commission on July 30, 1992 as an exhibit to Ryder’s Registration Statement on Form S-3 (No. 33-50232), is incorporated by reference into this report.

4.4		The Form of Indenture between Ryder System, Inc. and J.P. Morgan Trust Company (National Association) dated as of October 3, 2003 filed with the Commission on August 29, 2003 as an exhibit to Ryder’s Registration Statement on Form S-3 (No. 333-108391), is incorporated by reference into this report.

10	.1(a)	The form of change of control severance agreement for executive officers effective as of January 1, 2000, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated by reference into this report.

10	.1(b)	The form of severance agreement for executive officers effective as of January 1, 2000, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated by reference into this report.

10	.1(c)	The Ryder System, Inc. Executive Severance Plan, effective as of January 1, 2007, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on January 11, 2007, is incorporated by reference into this report.

10	.1(d)	The form of Severance Agreement for executive officers, effective as of February 1, 2008, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed on April 4, 2007, is incorporated by reference into this report.

10	.3(f)	The Ryder System, Inc. 2005 Management Incentive Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 16, 2005, is incorporated by reference into this report.

10	.4(a)	The Ryder System, Inc. 1980 Stock Incentive Plan, as amended and restated as of August 15, 1996, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated by reference into this report.

Exhibit
Number		Description

10	.4(b)	The form of Ryder System, Inc. 1980 Stock Incentive Plan, United Kingdom Section, dated May 4, 1995, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated by reference into this report.

10	.4(c)	The form of Ryder System, Inc. 1980 Stock Incentive Plan, United Kingdom Section, dated October 3, 1995, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated by reference into this report.

10	.4(f)	The Ryder System, Inc. 1995 Stock Incentive Plan, as amended and restated at May 4, 2001, previously filed with the Commission as an exhibit to Ryder’s report on Form 10-Q for the quarter ended September 30, 2001, is incorporated by reference into this report.

10	.4(g)	The Ryder System, Inc. 1995 Stock Incentive Plan, as amended and restated as of July 25, 2002, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated by reference into this report.

10	.4(h)	The Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission on March 30, 2005 as Appendix A to the Proxy Statement for the 2005 Annual Meeting of Shareholders of the Company is incorporated by reference into this report.

10	.4(i)	Terms and Conditions applicable to non-qualified stock options granted in 2006 under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on May 11, 2005, are incorporated by reference into this report.

10	.4(j)	Terms and Conditions applicable to restricted stock rights granted under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on May 11, 2005, are incorporated by reference into this report.

10	.4(k)	Terms and Conditions applicable to restricted stock units granted under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on May 11, 2005, are incorporated by reference into this report.

10	.4(l)	Terms and Conditions applicable to the 2005 long-term incentive cash awards granted under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on May 11, 2005, are incorporated by reference into this report.

10	.4(m)	Terms and Conditions applicable to annual incentive cash awards granted under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 15, 2006, are incorporated by reference into this report.

10	.4(n)	Terms and Conditions applicable to performance-based restricted stock rights and related cash awards granted in 2006 under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 15, 2006, are incorporated by reference into this report.

10	.4(o)	Terms and Conditions applicable to non-qualified stock options granted in 2007 under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 14, 2007, are incorporated by reference into this report.

10	.4(p)	Terms and Conditions applicable to performance-based restricted stock rights and related cash awards granted in 2007 under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 14, 2007, are incorporated by reference into this report.

10	.5(b)	The Ryder System, Inc. Directors Stock Award Plan, as amended and restated at February 10, 2005, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference into this report.

Exhibit
Number		Description

10	.5(c)	The Ryder System, Inc. Directors Stock Plan, as amended and restated at May 7, 2004, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference into this report.

10	.6(a)	The Ryder System Benefit Restoration Plan, effective January 1, 1985, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated by reference into this report.

10	.6(b)	The First Amendment to the Ryder System Benefit Restoration Plan, effective at December 16, 1988, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated by reference into this report.

10	.9(a)	The Ryder System, Inc. Stock for Merit Increase Replacement Plan, as amended and restated as of August 15, 1996, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated by reference into this report.

10.10		The Ryder System, Inc. Deferred Compensation Plan, as amended and restated at January 1, 2005, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference to this report.

10.12		The Asset and Stock Purchase Agreement by and between Ryder System, Inc. and First Group Plc. dated as of July 21, 1999, filed with the Commission on September 24, 1999 as an exhibit to Ryder’s report on Form 8-K, is incorporated by reference into this report.

10.13		The Ryder System, Inc. Long-Term Incentive Plan, effective as of January 1, 2002, as amended on May 6, 2005, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on May 11, 2005, is incorporated by reference into this report.

10.14		Global Revolving Credit Agreement dated as of May 11, 2004 among Ryder System, Inc., certain wholly-owned subsidiaries of Ryder System, Inc., Fleet National Bank, individually and as administrative agent, and certain lenders, previously filed with the Commission as an exhibit to Ryder’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, is incorporated by reference into this report.

10.15		Amendment Agreement No. 1 to $870 million Global Revolving Credit Agreement dated May 11, 2005, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on May 11, 2005, is incorporated by reference into this report.

21.1		List of subsidiaries of the registrant, with the state or other jurisdiction of incorporation or organization of each, and the name under which each subsidiary does business.

23.1		PricewaterhouseCoopers LLP consent to incorporation by reference in certain Registration Statements on Forms S-3 and S-8 of their report on Consolidated Financial Statements and schedules of Ryder System, Inc. and its subsidiaries.

23.2		KPMG LLP consent to incorporation by reference in certain Registration Statements on Forms S-3 and S-8 of their report on Consolidated Financial Statements and schedules of Ryder System, Inc. and its subsidiaries.

24.1		Manually executed powers of attorney for each of:

John M. Berra L. Patrick Hassey Luis P. Nieto, Jr. Abbie J. Smith Hansel E. Tookes, II	David I. Fuente Lynn M. Martin Eugene A. Renna E. Follin Smith Christine A. Varney

31.1	Certification of Gregory T. Swienton pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Robert E. Sanchez pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32	Certification of Gregory T. Swienton and Robert E. Sanchez pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.

(b)	Executive Compensation Plans and Arrangements:

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

Date: February 12, 2008	RYDER SYSTEM, INC.

By: /s/ Gregory T. Swienton Gregory T. SwientonChairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 12, 2008	By: /s/ Gregory T. Swienton
Gregory T. Swienton Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: February 12, 2008	By: /s/ Robert E. Sanchez
Robert E. Sanchez Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 12, 2008	By: /s/ Art A. Garcia
Art A. Garcia Senior Vice President and Controller (Principal Accounting Officer)

Date: February 12, 2008	By: John M. Berra*
John M. Berra Director

Date: February 12, 2008	By: David I. Fuente*
David I. Fuente Director

Date: February 12, 2008	By: L. Patrick Hassey*
L. Patrick Hassey Director

Date: February 12, 2008	By: Lynn M. Martin*
Lynn M. Martin Director

Date: February 12, 2008	By: Luis P. Nieto, Jr.*
Luis P. Nieto, Jr. Director

Date: February 12, 2008	By: Eugene A. Renna*
Eugene A. Renna Director

Date: February 12, 2008	By: Abbie J. Smith*
Abbie J. Smith Director

Date: February 12, 2008	By: E. Follin Smith*
E. Follin Smith Director

Date: February 12, 2008	By: Hansel E. Tookes, II*
Hansel E. Tookes, II Director

Date: February 12, 2008	By: Christine A. Varney*
Christine A. Varney Director

Date: February 12, 2008	*By: /s/ Flora R. Perez
Flora R. Perez Attorney-in-Fact