Form 10-Q
period 2008-03-31
RYDER SYSTEM INC
filed 2008-04-23
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days . YES ☑     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES      ☑ NO

The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at March 31, 2008 was 57,497,673.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended March 31,
	2008	2007
	(In thousands, except per share amounts)

Revenue	$1,543,582	1,594,102

Operating expense (exclusive of items shown separately)	763,767	667,208
Salaries and employee-related costs	358,370	354,164
Subcontracted transportation	75,331	247,229
Depreciation expense	205,960	196,183
Gains on vehicle sales, net	(12,426)	(15,032)
Equipment rental	21,526	20,522
Interest expense	37,428	39,370
Miscellaneous expense (income), net	1,617	(916)
Restructuring and other (recoveries) charges, net	(78)	536

	1,451,495	1,509,264

Earnings before income taxes	92,087	84,838
Provision for income taxes	36,005	33,579

Net earnings	$56,082	51,259

Earnings per common share:
Basic	$0.97	0.85

Diluted	$0.96	0.84

Cash dividends per common share	$0.23	0.21

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	(unaudited)
	March 31,	December 31,
	2008	2007
	(Dollars in thousands, except per share amount)
Assets:
Current assets:
Cash and cash equivalents	$114,621	116,459
Receivables, net	764,634	843,662
Inventories	59,268	58,810
Prepaid expenses and other current assets	189,403	203,131

Total current assets	1,127,926	1,222,062

Revenue earning equipment, net of accumulated depreciation of $2,728,696 and $2,724,565, respectively	4,583,363	4,501,397
Operating property and equipment, net of accumulated depreciation of $822,273 and $811,579, respectively	534,702	518,728
Goodwill	196,492	166,570
Intangible assets	26,485	19,231
Direct financing leases and other assets	431,598	426,661

Total assets	$6,900,566	6,854,649

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$302,380	222,698
Accounts payable	400,027	383,808
Accrued expenses and other current liabilities	411,650	412,855

Total current liabilities	1,114,057	1,019,361

Long-term debt	2,494,106	2,553,431
Other non-current liabilities	404,088	409,907
Deferred income taxes	1,014,450	984,361

Total liabilities	5,026,701	4,967,060

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, March 31, 2008 or December 31, 2007	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, March 31, 2008 — 57,497,673; December 31, 2007 — 58,041,563	28,512	28,883
Additional paid-in capital	750,579	729,451
Retained earnings	1,130,092	1,160,132
Accumulated other comprehensive loss	(35,318)	(30,877)

Total shareholders’ equity	1,873,865	1,887,589

Total liabilities and shareholders’ equity	$6,900,566	6,854,649

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2008	2007
	(In thousands)

Cash flows from operating activities:
Net earnings	$56,082	51,259
Depreciation expense	205,960	196,183
Gains on vehicle sales, net	(12,426)	(15,032)
Share-based compensation expense	3,635	3,651
Amortization expense and other non-cash charges, net	4,399	6,655
Deferred income tax expense	28,132	19,258
Tax benefits from share-based compensation	592	758
Changes in operating assets and liabilities, net of acquisition:
Receivables	74,183	(31,569)
Inventories	(130)	1,639
Prepaid expenses and other assets	(15,228)	(17,123)
Accounts payable	(41,826)	46,322
Accrued expenses and other non-current liabilities	(3,121)	(8,808)

Net cash provided by operating activities	300,252	253,193

Cash flows from financing activities:
Net change in commercial paper borrowings	(238,351)	(206,449)
Debt proceeds	453,624	343,881
Debt repaid, including capital lease obligations	(201,726)	(86,280)
Dividends on common stock	(13,414)	(12,783)
Common stock issued	35,241	19,556
Common stock repurchased	(93,751)	(9,036)
Excess tax benefits from share-based compensation	2,332	1,192

Net cash (used in) provided by financing activities	(56,045)	50,081

Cash flows from investing activities:
Purchases of property and revenue earning equipment	(273,813)	(487,381)
Sales of operating property and equipment	679	1,133
Sales of revenue earning equipment	74,304	93,190
Acquisitions	(92,830)	—
Collections on direct finance leases	17,628	15,716
Changes in restricted cash	23,934	38,112
Other, net	395	750

Net cash used in investing activities	(249,703)	(338,480)

Effect of exchange rate changes on cash	3,658	170

Decrease in cash and cash equivalents	(1,838)	(35,036)
Cash and cash equivalents at January 1	116,459	128,639

Cash and cash equivalents at March 31	$114,621	93,603

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18,026	11,868
Income taxes, net of refunds	7,498	10,816

Non-cash investing activities:
Changes in accounts payable related to purchases of revenue earning equipment	58,617	(11,914)
Revenue earning equipment acquired under capital leases	773	5,768

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

						Accumulated
	Preferred			Additional		Other
	Stock	Common Stock		Paid-In	Retained	Comprehensive
	Amount	Shares	Par	Capital	Earnings	Loss	Total
	(Dollars in thousands, except per share amount)

Balance at December 31, 2007	$—	58,041,563	$28,883	729,451	1,160,132	(30,877)	1,887,589

Components of comprehensive income:
Net earnings	—	—	—	—	56,082	—	56,082
Foreign currency translation adjustments	—	—	—	—	—	(4,973)	(4,973)
Net unrealized gain related to derivatives accounted for as hedges	—	—	—	—	—	6	6
Amortization of pension and postretirement items, net of tax	—	—	—	—	—	526	526

Total comprehensive income							51,641
Common stock dividends declared — $0.23 per share	—	—	—	—	(13,414)	—	(13,414)
Common stock issued under employee stock option and stock purchase plans (1)	—	1,005,010	403	32,168	—	—	32,571
Benefit plan stock sales (2)	—	42,051	21	2,649	—	—	2,670
Common stock repurchases	—	(1,590,951)	(795)	(20,248)	(72,708)	—	(93,751)
Share-based compensation	—	—	—	3,635	—	—	3,635
Tax benefits from share-based compensation	—	—	—	2,924	—	—	2,924

Balance at March 31, 2008	$—	57,497,673	$28,512	750,579	1,130,092	(35,318)	1,873,865

(1)	Net of common shares delivered as payment for the exercise price or to satisfy the option holders’ withholding tax liability upon exercise of options.

(2)	Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plans.

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(A) INTERIM FINANCIAL STATEMENTS

       The accompanying unaudited Consolidated Condensed Financial Statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder System, Inc. has a controlling voting interest (“subsidiaries”), and variable interest entities (VIEs) required to be consolidated in accordance with U.S. generally accepted accounting principles (GAAP). The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with the accounting policies described in the 2007 Annual Report on Form 10-K except for the accounting change described below relating to fair value measurements, and should be read in conjunction with the Consolidated Financial Statements and notes thereto. These financial statements do not include all of the information and footnotes required by GAAP in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures herein are adequate. The operating results for interim periods are unaudited and are not necessarily indicative of the results that can be expected for a full year. Certain prior year amounts have been reclassified to conform to the current period presentation.

(B) ACCOUNTING CHANGES

       In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively, except for certain financial instruments, which should be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which this statement is initially applied. The provisions of SFAS No. 157, as amended by FASB Staff Position FAS 157-1, exclude provisions of SFAS No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. We adopted SFAS No. 157 on January 1, 2008 for all financial assets and liabilities and for all nonfinancial assets and liabilities recognized or disclosed at fair value in our Consolidated Condensed Financial Statements on a recurring basis (at least annually). The adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on our Consolidated Condensed Financial Statements. For all other nonfinancial assets and liabilities, SFAS No. 157 is effective for us on January 1, 2009. We are in the process of evaluating the impact of SFAS No. 157 on the valuation of all other nonfinancial assets and liabilities, including our vehicles held for sale, and we do not expect there to be a material impact upon adoption on January 1, 2009 on our Consolidated Condensed Financial Statements.

       In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Effective January 1, 2008, we adopted SFAS No. 159; however, we have not elected to measure any financial instruments and other items at fair value under the provisions of this standard. Consequently, SFAS No. 159 had no impact on our Consolidated Condensed Financial Statements.

(C) ACQUISITIONS

       Lily Acquisition — On January 11, 2008, we completed an asset purchase agreement with Lily Transportation Corporation (“Lily”), under which we acquired Lily’s fleet of approximately 1,600 vehicles and over 200 contractual customers for a purchase price of $96 million, of which $93 million has been paid as of March 31, 2008. The combined network will operate under the Ryder name, complementing Ryder’s market coverage and service network in the Northeast United States. The asset purchase was accounted for as a business combination. The initial recording of the transaction was based on preliminary valuation assessments and is subject to change. Goodwill and intangible assets related to the Lily acquisition were $29 million and $8 million, respectively.

       Pollock Acquisition — On October 5, 2007, we completed an asset purchase agreement with Pollock NationaLease (“Pollock”), under which we acquired Pollock’s fleet of approximately 2,000 vehicles and nearly 200 contractual customers served by 6 locations for a purchase price of $78 million, of which $75 million had been paid as of March 31, 2008. The combined network operates under the Ryder name, complementing our market coverage and service network in Canada. The asset purchase was accounted for as a business combination. The initial recording of the transaction was based on preliminary valuation assessments and is subject to change. During the three months ended March 31, 2008, purchase price adjustments related to the Pollock acquisition were not significant. Pro forma information for the Lily and Pollock acquisitions is not disclosed because the effects of the acquisitions are not significant.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

       On April 11, 2008, we entered into an asset purchase agreement with Gator Leasing, Inc. (“Gator”), under which we agreed to acquire Gator’s fleet of approximately 2,300 vehicles and nearly 300 contractual customers. The acquisition is expected to be finalized in May 2008 and is subject to customary closing conditions. If consummated, the combined network will operate under the Ryder name, complementing Ryder’s Fleet Management Solutions market coverage and service network in Florida. The asset purchase will be accounted for as a business combination.

(D) SHARE-BASED COMPENSATION PLANS

       Share-based incentive awards are provided to employees under the terms of various share-based compensation plans (collectively, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money stock options, nonvested stock (time-vested restricted stock rights, market-based restricted stock rights and restricted stock units) and cash awards. Share-based compensation expense is generally recorded in “Salaries and employee-related costs” in the Consolidated Condensed Statements of Earnings.

       The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended March 31,
	2008	2007
	(In thousands)
Stock option and stock purchase plans	$2,255	2,438
Nonvested stock	1,380	1,213

Share-based compensation expense	3,635	3,651
Income tax benefit	(1,293)	(1,176)

Share-based compensation expense, net of tax	$2,342	2,475

       Total unrecognized pre-tax compensation expense related to share-based compensation arrangements at March 31, 2008 was $37 million and is expected to be recognized over a weighted-average period of approximately 2.4 years.

       During the three months ended March 31, 2008 and 2007, 0.6 million and 0.9 million stock options, respectively, were granted under the Plans. These awards, which vest one-third each year, are fully vested three years from the grant date and have a contractual term of seven years. The fair value of each option award was estimated using a Black-Scholes-Merton option-pricing valuation model. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2008 and 2007 was $13.82 and $12.81 respectively.

       During the three months ended March 31, 2008 and 2007, 0.2 million and 0.1 million awards, respectively, of restricted stock rights and restricted stock units (RSUs) were granted under the Plans. The time-vested restricted stock rights entitle the holder to shares of common stock as the awards vest over a three-year period. The majority of the restricted stock rights granted during the period included a market-based vesting provision. Under such provision, the employees only receive the grant of stock if Ryder’s total shareholder return (TSR) as a percentage of the S&P 500 comparable period TSR is 100% or greater over a three-year period. The fair value of the market-based restricted stock rights was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. The weighted-average grant-date fair value of restricted stock rights and RSUs granted during the three months ended March 31, 2008 and 2007 was $53.04 and $30.32, respectively.

       During the three months ended March 31, 2008 and 2007, we also granted employees cash awards. The awards granted in 2008 will vest on the same date as the market-based restricted stock rights if Ryder’s TSR is equal to or better than the S&P 500’s 33rd percentile over a three-year period. The cash awards in 2007 were granted in tandem and with the same vesting provisions as the market-based restricted stock rights. The fair value of the cash awards was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. During the three months ended March 31, 2008, we recognized $1 million of compensation expense related to these cash awards in addition to the share-based compensation expense reported in the previous table. During the three months ended March 31, 2007, the amount of compensation expense recognized related to these cash awards was not significant.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(E) EARNINGS PER SHARE

       A reconciliation of the number of shares used in computing basic and diluted earnings per common share follows:

	Three months ended March 31,
	2008	2007
	(In thousands)

Weighted-average shares outstanding — Basic	57,595	60,569
Effect of dilutive options and nonvested stock	582	596

Weighted-average shares outstanding — Diluted	58,177	61,165

Anti-dilutive equity awards and market-based restricted stock rights not included above	1,235	609

(F) RESTRUCTURING AND OTHER (RECOVERIES) CHARGES

       Restructuring and other recoveries, net totaled $0.1 million in the three months ended March 31, 2008 and related primarily to employee severance and benefits recorded in prior restructuring charges that were reversed due to subsequent refinement in estimates. Restructuring and other charges, net totaled $0.5 million in the three months ended March 31, 2007 and related primarily to information technology transition costs and employee severance and benefit costs incurred in connection with global cost savings initiatives announced during the fourth quarter of 2006.

       Activity related to restructuring reserves was as follows:

			Deductions
	December 31, 2007			Non-Cash	March 31, 2008
	Balance	Additions	Cash Payments	Reductions(1)	Balance
	(In thousands)

Employee severance and benefits	$7,829	47	3,884	125	3,867
Facilities and related costs	814	—	31	—	783

Total	$8,643	47	3,915	125	4,650

(1)	Non-cash reductions represent adjustments to the restructuring reserves as actual costs were less than originally estimated.

       At March 31, 2008, the majority of outstanding restructuring obligations are required to be paid over the next nine months.

(G) REVENUE EARNING EQUIPMENT

	March 31, 2008			December 31, 2007
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value(1)	Cost	Depreciation	Value (1)
	(In thousands)

Full service lease	$5,800,991	(2,065,894)	3,735,097	5,705,147	(2,047,951)	3,657,196
Commercial rental	1,511,068	(662,802)	848,266	1,520,815	(676,614)	844,201

Total	$7,312,059	(2,728,696)	4,583,363	7,225,962	(2,724,565)	4,501,397

(1)	Revenue earning equipment, net includes vehicles acquired under capital leases of $14 million, less accumulated amortization of $5 million, at March 31, 2008, and $19 million, less accumulated amortization of $6 million, at December 31, 2007. Amortization expense attributed to vehicles acquired under capital leases is combined with depreciation expense.

       At March 31, 2008 and December 31, 2007, the net carrying value of revenue earning equipment held for sale was $68 million and $81 million, respectively. Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. During the three months ended March 31, 2008 and 2007, we reduced the carrying value of vehicles held for sale by $7 million and $9 million, respectively to reflect changes in fair value. Reductions in the carrying values of vehicles held for sale are recorded within “Depreciation expense” in the Consolidated Condensed Statements of Earnings.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(H) ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31, 2008			December 31, 2007
	Accrued	Non-Current		Accrued	Non-Current
	Expenses	Liabilities	Total	Expenses	Liabilities	Total
	(In thousands)

Salaries and wages	$55,639	—	55,639	73,758	—	73,758
Deferred compensation	3,027	20,602	23,629	1,915	24,587	26,502
Pension benefits	2,270	39,272	41,542	2,318	39,843	42,161
Other postretirement benefits	3,195	41,330	44,525	3,209	41,083	44,292
Employee benefits	5,454	—	5,454	1,740	—	1,740
Insurance obligations, primarily self-insurance	118,025	174,035	292,060	119,280	178,889	298,169
Residual value guarantees	718	1,720	2,438	757	1,668	2,425
Vehicle rent	5,585	9,889	15,474	7,878	6,351	14,229
Deferred vehicle gains	861	5,526	6,387	871	5,712	6,583
Environmental liabilities	4,083	11,606	15,689	3,858	11,318	15,176
Asset retirement obligations	4,674	10,742	15,416	4,238	10,743	14,981
Operating taxes	79,073	—	79,073	78,909	—	78,909
Income taxes	8,341	72,353	80,694	10,381	72,062	82,443
Restructuring	4,087	563	4,650	7,491	1,152	8,643
Interest	40,833	—	40,833	22,275	—	22,275
Customer deposits	29,125	—	29,125	30,017	—	30,017
Other	46,660	16,450	63,110	43,960	16,499	60,459

Total	$411,650	404,088	815,738	412,855	409,907	822,762

       We retain a portion of the accident risk under vehicle liability and worker’s compensation insurance programs. Self-insurance accruals are based primarily on actuarially estimated, undiscounted cost of claims, and include claims incurred but not reported. Such liabilities are based on estimates. Historical loss development factors are utilized to project the future development of incurred losses, and these amounts are adjusted based upon actual claim experience and settlements. While we believe the amounts are adequate, there can be no assurance that changes to our estimates may not occur due to limitations inherent in the estimation process. In recent years, our development has been favorable compared to historical selected loss development factors because of improved safety performance, payment patterns and settlement patterns. During each of the three months ended March 31, 2008 and 2007, we recorded a benefit of $5 million within “Operating expense” in our Consolidated Condensed Statements of Earnings to reduce estimated prior years’ self-insured loss reserves for the reasons noted above.

(I) INCOME TAXES

       Uncertain Tax Positions

       We are subject to tax audits in numerous jurisdictions in the U.S. and around the world. Tax audits by their very nature are often complex and can require several years to complete. In the normal course of business, we are subject to challenges from the Internal Revenue Service (IRS) and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. As part of our calculation of the provision for income taxes on earnings, we determine whether the benefits of our tax positions are at least more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we accrue the largest amount of the benefit that is more likely than not of being sustained in our Consolidated Condensed Financial Statements. Such accruals require management to make estimates and judgments with respect to the ultimate outcome of a tax audit. Actual results could vary materially from these estimates.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

       Foreign — we are no longer subject to foreign tax examinations by tax authorities for tax years before 2000, 2001, 2002 and 2006 in Canada, Brazil, Mexico and the U.K., respectively, which are our major foreign tax jurisdictions. In Brazil, we were assessed $11 million, including penalties and interest, related to the tax due on the sale of our outbound auto carriage business in 2001. We believe it is more likely than not that our tax position will ultimately be sustained and no amounts have been reserved for this matter.

       At March 31, 2008 and December 31, 2007, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $76 million and $75 million, respectively. Unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $8 million by December 31, 2008, if audits are completed or tax years close during 2008.

       Like-Kind Exchange Program

       We have a like-kind exchange program for certain of our U.S. revenue earning equipment. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form whereby tax gains on the disposal of eligible vehicles are deferred. To qualify for like-kind exchange treatment, we exchange, through a qualified intermediary, eligible vehicles being disposed of with vehicles being acquired allowing us to generally carryover the tax basis of the vehicles sold (“like-kind exchanges”). The program is expected to result in a material deferral of federal and state income taxes. As part of the program, the proceeds from the sale of eligible vehicles are restricted for the acquisition of replacement vehicles and other specified applications. Due to the structure utilized to facilitate the like-kind exchanges, the qualified intermediary that holds the proceeds from the sales of eligible vehicles and the entity that holds the vehicles to be acquired under the program are required to be consolidated in the accompanying Consolidated Condensed Financial Statements in accordance with U.S. GAAP. At March 31, 2008 and December 31, 2007, these consolidated entities had $37 million and $59 million, respectively, of cash proceeds from the sale of eligible vehicles and $111 million and $63 million, respectively, of vehicles to be acquired under the like-kind exchange program.

       At March 31, 2008 and December 31, 2007, we had $60 million and $84 million, respectively, of restricted cash for all like-kind exchange programs included within “Prepaid expenses and other current assets” on the Consolidated Condensed Balance Sheets.

(J) DEBT

	Weighted-
	Average		March 31,	December 31,
	Interest Rate	Maturities	2008	2007
			(In thousands)

Short-term debt and current portion of long-term debt:
Unsecured foreign obligations	4.44%	2008	$35,500	29,373
Trade receivables program	—	—	—	100,000
Current portion of long-term debt, including capital leases		2009	266,880	93,325

Total short-term debt and current portion of long-term debt			302,380	222,698

Long-term debt:
U.S. commercial paper (1)	3.25%	2010	299,597	522,772
Canadian commercial paper (1)	3.77%	2010	30,136	45,713
Unsecured U.S. notes — Medium-term notes (1)	5.04%	2008-2025	2,096,339	1,846,500
Unsecured U.S. obligations, principally bank term loans	4.32%	2010-2013	160,050	60,050
Unsecured foreign obligations	5.22%	2008-2012	154,963	158,879
Capital lease obligations	8.52%	2008-2017	13,960	12,842

Total before fair market value adjustment			2,755,045	2,646,756
Fair market value adjustment on notes subject to hedging (2)			5,941	—

			2,760,986	2,646,756
Current portion of long-term debt, including capital leases			(266,880)	(93,325)

Long-term debt			2,494,106	2,553,431

Total debt			$2,796,486	2,776,129

(1)	We had unamortized original issue discounts of $14 million and $15 million at March 31, 2008 and December 31, 2007, respectively.
(2)	The notional amount of executed interest rate swaps designated as fair value hedges was $250 million at March 31, 2008.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

       We can borrow up to $870 million through a global revolving credit facility with a syndicate of twelve lenders. The credit facility matures in May 2010 and is used primarily to finance working capital and provide support for the issuance of commercial paper in the U.S. and Canada. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at March 31, 2008). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 11.0 basis points, which applies to the total facility of $870 million, and is based on Ryder’s current credit ratings. The credit facility contains no provisions restricting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated tangible net worth, as defined in the agreement, of less than or equal to 300%. The ratio at March 31, 2008 was 135%. At March 31, 2008, $533 million was available under the credit facility. Foreign borrowings of $31 million were outstanding under the facility at March 31, 2008.

       In February 2008, we issued $250 million of unsecured medium-term notes maturing in March 2013. The proceeds from the notes were used for general corporate purposes. Concurrently, we entered into an interest rate swap with a notional amount of $250 million. The swap was designated as a fair value hedge whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. The swap agreement matures in March 2013. At March 31, 2008, the interest rate swap agreement effectively changed $250 million of fixed-rate debt with an interest rate of 6.00% to LIBOR-based floating-rate debt at a rate of 5.15%. Changes in the fair value of the interest rate swap are offset by changes in the fair value of the debt instrument. Accordingly, there is no ineffectiveness related to the interest rate swap. During the three months ended March 31, 2008, the increase in the fair value of the interest rate swap was $6 million.

       On February 27, 2007, Ryder filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission. The registration is for an indeterminate number of securities and is effective for three years. Under this universal shelf registration statement, we have the capacity to offer and sell from time to time various types of securities, including common stock, preferred stock and debt securities.

       Ryder Receivable Funding II, L.L.C. (RRF LLC), a bankruptcy remote, consolidated subsidiary of Ryder has a Trade Receivables Purchase and Sale Agreement (the Trade Receivables Agreement) with two financial institutions. Under this program, Ryder sells certain of its domestic trade accounts receivable to RRF LLC that in turn may sell, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit and (or) committed purchasers. Under the terms of the program, RRF LLC and Ryder have provided representations, warranties, covenants and indemnities that are customary for accounts receivable facilities of this type. We use this program to provide additional liquidity to fund our operations, particularly when the cost of such sales is cost effective compared with other funding programs, notably the issuance of unsecured commercial paper. This program is accounted for as a collateralized financing arrangement. The available proceeds that may be received by RRF LLC under the program are limited to $300 million. RRF LLC’s costs under this program may vary based on changes in Ryder’s unsecured debt ratings and changes in interest rates. If no event occurs which causes early termination, the 364-day program will expire on September 9, 2008. At March 31, 2008 there were no amounts outstanding under the program. There was $100 million outstanding under the program at December 31, 2007.

(K) FAIR VALUE MEASUREMENTS

       Effective January 1, 2008, we adopted SFAS No. 157 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or model-derived valuations or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs for the asset or liability. These inputs reflect our own assumptions about the assumptions a market participant would use in pricing the asset or liability.

       Ryder carries various assets and liabilities at fair value in the Consolidated Condensed Balance Sheets. The most significant assets and liabilities are vehicles held for sale, which are carried at fair value less costs to sell, investments held in Rabbi Trusts, derivatives and certain liabilities. The initial adoption of SFAS No. 157 on January 1, 2008 was limited to our investments held in Rabbi Trusts, other liabilities and derivatives. On January 1, 2009, SFAS No. 157 will be adopted for our vehicles held for sale as well as other nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The following table presents the fair value of our financial assets and liabilities for which we have adopted SFAS No. 157 as of March 31, 2008, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value Measurements
	At March 31, 2008 Using
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets:
Derivative asset	$—	5,941	—	5,941
Investments held in Rabbi Trusts	23,875	—	—	23,875

Total assets at fair value	$23,875	5,941	—	29,816

Liabilities:
Other liabilities	$25,067	—	—	25,067

       The following is a description of the valuation methodologies used for these items, as well as the general classification of such items pursuant to the fair value hierarchy of SFAS No. 157:

       Derivative asset — the derivative is a pay-variable, receive-fixed interest rate swap based on a LIBOR rate. Fair value is based on a model-derived valuation using the LIBOR rate, which is observable at commonly quoted intervals for the full term of the swap. Therefore, our derivative is classified within Level 2 of the fair value hierarchy.

       Investments held in Rabbi Trusts — the investments include exchange-traded equity securities and mutual funds. Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy.

       Other liabilities — other liabilities represent deferred compensation and incentive-based compensation obligations to employees under certain plans. The liabilities related to these plans are adjusted based on changes in the fair value of the underlying employee-directed investments. Since the employee-directed investments are exchange traded equity securities and mutual funds with quoted prices in active markets, the liabilities are classified within Level 1 of the fair value hierarchy.

(L) GUARANTEES

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

       At March 31, 2008 and December 31, 2007, the maximum determinable exposure of each type of guarantee and the corresponding liability, if any, recorded on the Consolidated Condensed Balance Sheets were as follows:

	March 31, 2008		December 31, 2007
	Maximum	Carrying	Maximum	Carrying
	Exposure of	Amount of	Exposure of	Amount of
Guarantee	Guarantee	Liability	Guarantee	Liability
	(In thousands)

Vehicle residual value guarantees — finance lease programs (1)	$3,420	946	3,450	1,066
Used vehicle financing	5,530	991	5,679	1,340
Standby letters of credit	6,010	—	6,540	—

Total	$14,960	1,937	15,669	2,406

(1)	Amounts exclude contingent rentals associated with residual value guarantees on certain vehicles held under operating leases for which the guarantees are conditioned upon disposal of the leased vehicles prior to the end of their lease term. At March 31, 2008 and December 31, 2007, Ryder’s maximum exposure for such guarantees was $217 million and $218 million, respectively, with $2 million recorded as a liability at March 31, 2008 and December 31, 2007.

       At March 31, 2008 and December 31, 2007, we had letters of credit and surety bonds outstanding totaling $260 million and $263 million, respectively, which primarily guarantee the payment of insurance claims. Certain of these letters of credit and surety bonds guarantee insurance activities associated with insurance claim liabilities transferred in conjunction with the sale of our automotive transport business, reported as a discontinued operation since 1997. To date, the insurance claims, representing per-claim deductibles payable under third-party insurance policies, have been paid and continue to be paid by the company that assumed such liabilities. However, if all or a portion of the estimated outstanding assumed claims of approximately $6 million at March 31, 2008 are unable to be paid, the third-party insurers may have recourse against certain of the outstanding letters of credit provided by Ryder in order to satisfy the unpaid claim deductibles. In order to reduce our potential exposure to these claims, we have received an irrevocable letter of credit from the purchaser of the business referred to above totaling $8 million at March 31, 2008. Periodically, an actuarial valuation will be made in order to better estimate the amount of outstanding insurance claim liabilities.

(M) SHARE REPURCHASE PROGRAMS

       In December 2007, our Board of Directors authorized a $300 million discretionary share repurchase program over a period not to exceed two years. Additionally, our Board of Directors also authorized a separate two-year anti-dilutive repurchase program. Under the anti-dilutive program, management is authorized to repurchase shares of common stock in an amount not to exceed the lesser of the number of shares issued to employees upon the exercise of stock options or through the employee stock purchase plan from the period beginning on September 1, 2007 to December 12, 2009, or 2 million shares. Share repurchases of common stock under both plans may be made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management has established prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2007 programs, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended March 31, 2008, we repurchased and retired 840,000 shares under the $300 million program at an aggregate cost of $50 million. For the three months ended March 31, 2008, we repurchased and retired 750,951 shares under the anti-dilutive repurchase program at an aggregate cost of $44 million.

       In May 2006, our Board of Directors authorized a two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. The May 2006 program limited aggregate share repurchases to no more than 2 million shares of Ryder common stock. This program was completed during the first quarter of 2007. In 2007, we repurchased and retired 168,715 shares under the May 2006 program at an aggregate cost of $9 million.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(N) COMPREHENSIVE INCOME

       Comprehensive income presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. Our total comprehensive income presently consists of net earnings, currency translation adjustments associated with foreign operations that use the local currency as their functional currency, adjustments for derivative instruments accounted for as cash flow hedges and various pension and other postretirement benefits related items.

       The following table provides a reconciliation of net earnings as reported in the Consolidated Condensed Statements of Earnings to comprehensive income.

	Three months ended March 31,
	2008	2007
	(In thousands)

Net earnings	$56,082	51,259
Other comprehensive income:
Foreign currency translation adjustments	(4,973)	2,883
Net unrealized gain on derivative instruments	6	34
Amortization of transition obligation (1)	(6)	(5)
Amortization of net actuarial loss (1)	1,048	3,373
Amortization of prior service credit (1)	(516)	(482)

Total comprehensive income	$51,641	57,062

(1)	Amounts pertain to our pension and/or postretirement benefit plans and are presented net of tax.

(O) EMPLOYEE BENEFIT PLANS

       Components of net periodic benefit cost were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,
	2008	2007	2008	2007
	(In thousands)

Company-administered plans:
Service cost	$7,685	10,365	387	340
Interest cost	23,337	21,506	691	696
Expected return on plan assets	(30,689)	(29,241)	—	—
Amortization of:
Transition obligation	(8)	(8)	—	—
Net actuarial loss	1,405	4,872	201	279
Prior service credit	(742)	(696)	(58)	(58)

	988	6,798	1,221	1,257
Union-administered plans	1,183	1,211	—	—

Net periodic benefit cost	$2,171	8,009	1,221	1,257

Company-administered plans:
U.S.	$(913)	3,467	983	1,126
Non-U.S.	1,901	3,331	238	131

	988	6,798	1,221	1,257
Union-administered plans	1,183	1,211	—	—

	$2,171	8,009	1,221	1,257

       Pension Contributions

       As previously disclosed in our 2007 Annual Report, we expect to contribute approximately $22 million to our pension plans during 2008. During the three months ended March 31, 2008, global contributions of $6 million had been made to our pension plans.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

       Pension Curtailment

       On January 5, 2007, our Board of Directors approved an amendment to freeze U.S. pension plans effective December 31, 2007 for current participants who did not meet certain grandfathering criteria. As a result, these employees ceased accruing further benefits under the pension plans after December 31, 2007 and began participating in an enhanced 401(k) plan. Those participants that met the grandfathering criteria were given the option to either continue to earn benefits in the U.S. pension plans or transition into the enhanced 401(k) plan. All retirement benefits earned as of December 31, 2007 will be fully preserved and will be paid in accordance with the plan and legal requirements. Employees hired after January 1, 2007 are not eligible to participate in the U.S. pension plans. The freeze of the U.S. pension plans did not create a curtailment gain or loss.

       Enhanced 401(k) Plan

       Effective January 1, 2008, employees who did not meet the grandfathering criteria for continued participation in the U.S. pension plan are eligible to participate in a new enhanced 401(k) Savings Plan (Enhanced 401(k) Savings Plan). The Enhanced 401(k) Savings Plan provides for a (i) company contribution even if employees do not make contributions, (ii) a company match of employee contributions of eligible pay, subject to IRS limits and (iii) a discretionary company match based on our performance. Our original 401(k) Plan only provided for a discretionary Ryder match based on Ryder’s performance. We did not change the savings plans available to non-pensionable employees. During the three months ended March 31, 2008 and 2007, we recognized total savings plan costs of $10 million and $4 million, respectively.

(P) SEGMENT REPORTING

       Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. We operate in three reportable business segments: (1) FMS, which provides full service leasing, contract maintenance, contract-related maintenance and commercial rental of trucks, tractors and trailers to customers, principally in the U.S., Canada and the U.K.; (2) SCS, which provides comprehensive supply chain consulting including distribution and transportation services throughout North America and in Latin America, Europe and Asia; and (3) DCC, which provides vehicles and drivers as part of a dedicated transportation solution in the U.S.

       Our primary measurement of segment financial performance, defined as “Net Before Taxes” (NBT), includes an allocation of Central Support Services (CSS) and excludes restructuring and other (charges), net. CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal and corporate communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, corporate communications, public affairs and certain executive compensation. CSS costs attributable to the business segments are predominantly allocated to FMS, SCS and DCC as follows:

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

       The following tables set forth financial information for each of Ryder’s business segments and a reconciliation between segment NBT and earnings before income taxes for the three months ended March 31, 2008 and 2007. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

	FMS	SCS	DCC	Eliminations	Total
	(In thousands)

For the three months ended March 31, 2008
Revenue from external customers	$992,227	414,177	137,178	—	1,543,582
Inter-segment revenue	113,384	—	—	(113,384)	—

Total revenue	$1,105,611	414,177	137,178	(113,384)	1,543,582

Segment NBT	$91,438	8,313	11,316	(7,518)	103,549

Unallocated CSS					(11,540)
Restructuring and other recoveries, net					78

Earnings before income taxes					$92,087

Segment capital expenditures (1)	$255,474	14,590	395	—	270,459

Unallocated CSS					3,354

Capital expenditures(2)					$273,813

March 31, 2007
Revenue from external customers	$889,197	566,406	138,499	—	1,594,102
Inter-segment revenue	98,893	—	—	(98,893)	—

Total revenue	$988,090	566,406	138,499	(98,893)	1,594,102

Segment NBT	$80,780	11,448	10,352	(8,919)	93,661

Unallocated CSS					(8,287)
Restructuring and other charges, net					(536)

Earnings before income taxes					$84,838

Segment capital expenditures (1)	$477,669	8,682	260	—	486,611

Unallocated CSS					770

Capital expenditures					$487,381

(1)	Excludes revenue earning equipment acquired under capital leases.
(2)	Excludes FMS acquisition payments of $93 million during the three months ended March 31, 2008.

     Our customer base includes enterprises operating in a variety of industries including automotive, electronics, high-tech, telecommunications, industrial, consumer goods, paper and paper products, office equipment, food and beverage, general retail industries, and governments. Our largest customer, General Motors Corporation, accounted for approximately 5% and 15% of consolidated revenue for the three months ended March 31, 2008 and 2007, respectively, and is comprised of multiple contracts within our SCS business segment in various geographic regions. Effective January 1, 2008, our contractual relationship for certain transportation management services changed, and we determined, after a formal review of the terms and conditions of the services, that we are acting as an agent based on the revised terms of the arrangement. As a result, total revenue decreased in 2008 due to the reporting of revenue net of subcontracted transportation expense related to this arrangement. This contract represented $175 million of total revenue for the three months ended March 31, 2007.

(Q) RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS -
THREE MONTHS ENDED MARCH 31, 2008 AND 2007

OVERVIEW

       The following discussion should be read in conjunction with the unaudited Consolidated Condensed Financial Statements and notes thereto included under Item 1. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2007 Annual Report on Form 10-K.

       Ryder System, Inc. (Ryder) is a global leader in transportation and supply chain management solutions. Our business is divided into three business segments: Fleet Management Solutions (FMS), which provides full service leasing, contract maintenance, contract-related maintenance and commercial rental of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; Supply Chain Solutions (SCS), which provides comprehensive supply chain consulting including distribution and transportation services throughout North America and in Latin America, Europe and Asia; and Dedicated Contract Carriage (DCC), which provides vehicles and drivers as part of a dedicated transportation solution in the U.S. We operate in highly competitive markets. Our customers select us based on numerous factors including service quality, price, and technology and service offerings. As an alternative to using our services, customers may choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors. Our customer base includes enterprises operating in a variety of industries including automotive, electronics, high-tech, telecommunications, industrial, consumer goods, paper and paper products, office equipment, food and beverage, general retail industries and governments.

ITEMS AFFECTING COMPARABILITY BETWEEN PERIODS

       Accounting Changes

       In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively, except for certain financial instruments, which should be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which this statement is initially applied. The provisions of SFAS No. 157, as amended by FASB Staff Position FAS 157-1, exclude provisions of SFAS No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. We adopted SFAS No. 157 on January 1, 2008 for all financial assets and liabilities and for all nonfinancial assets and liabilities recognized or disclosed at fair value in our Consolidated Condensed Financial Statements on a recurring basis (at least annually). The adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on our Consolidated Condensed Financial Statements. For all other nonfinancial assets and liabilities, SFAS No. 157 is effective for us on January 1, 2009. We are in the process of evaluating the impact of SFAS No. 157 on the valuation of all other nonfinancial assets and liabilities, including our vehicles held for sale, and we do not expect there to be a material impact upon adoption on January 1, 2009 on our Consolidated Condensed Financial Statements.

       In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Effective January 1, 2008, we adopted SFAS No. 159; however, we have not elected to measure any financial instruments and other items at fair value under the provisions of this standard. Consequently, SFAS No. 159 had no impact on our Consolidated Condensed Financial Statements.

       Revenue Reporting

       In transportation management arrangements where we act as principal, revenue is reported on a gross basis for subcontracted transportation services billed to our customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Determining whether revenue should be reported as gross (within total revenue) or net (deducted from total revenue) is based on an assessment of whether we are acting as the principal or the agent in the transaction and involves judgment based on the terms and conditions of the arrangement. Effective January 1, 2008, our contractual relationship with a significant customer for certain transportation management services changed, and we determined, after a formal review of the terms and conditions of the services, that we are acting as an agent based on the revised terms of the arrangement. This contract modification required a change in revenue recognition from a gross basis to a net basis for subcontracted transportation beginning on January 1, 2008. This contract represented $175 million of total revenue for the three months ended March 31, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

       Acquisitions

       On January 11, 2008, we completed an asset purchase agreement with Lily Transportation Corporation (“Lily”), under which we acquired Lily’s fleet of approximately 1,600 vehicles and over 200 contractual customers. The combined network operates under the Ryder name, complementing Ryder’s market coverage and service network in the Northeast United States. On October 5, 2007, we also completed an asset purchase agreement with Pollock NationaLease (“Pollock”), under which we acquired Pollock’s fleet of approximately 2,000 vehicles and nearly 200 contractual customers. The combined network operates under the Ryder name, complementing our market coverage and service network in Canada. The results of these acquisitions have been included in our consolidated results since the dates of acquisitions.

CONSOLIDATED RESULTS

	Three months ended March 31,		Change
	2008	2007	2008/2007
	(In thousands, except per share amounts)

Earnings before income taxes	$92,087	84,838	9%
Provision for income taxes	36,005	33,579	7

Net earnings	$56,082	51,259	9%

Per diluted common share (EPS)	$0.96	0.84	14

Weighted-average shares outstanding — Diluted	58,177	61,165	(5)%

       Earnings before income taxes in the first three months of 2008 increased $7 million to $92 million compared to the same period in the prior year. The growth in operating results in the first quarter was driven primarily by better operating performance in our FMS business segment. Earnings in the first quarter of 2008 also benefited from a slightly lower income tax rate compared to 2007. EPS growth in 2008 exceeded the net earnings growth reflecting the impact of share repurchase programs.

       See “Operating Results by Business Segment” for a further discussion of operating results.

	Three months ended March 31,		Change
	2008	2007	2008/2007
	(In thousands)

Revenue:
Fleet Management Solutions	$1,105,611	988,090	12%
Supply Chain Solutions	414,177	566,406	(27)
Dedicated Contract Carriage	137,178	138,499	(1)
Eliminations	(113,384)	(98,893)	(15)

Total	$1,543,582	1,594,102	(3)%

Operating revenue (1)	$1,172,302	1,119,207	5%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our businesses and as a measure of sales activity. FMS fuel services revenue net of related intersegment billings, which is directly impacted by fluctuations in market fuel prices, is excluded from the operating revenue computation as fuel is largely a pass-through to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. Subcontracted transportation is deducted from total revenue to arrive at operating revenue as subcontracted transportation is typically a pass-through to our customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Operating revenue is also a primary internal operating metric used to measure segment performance. Refer to the section titled “Non-GAAP Financial Measures” for a reconciliation of total revenue to operating revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

       Total revenue decreased 3% to $1.54 billion in the first quarter of 2008 compared with the same period in 2007. The decrease in total revenue was primarily due to a change, effective January 1, 2008, in our contractual relationship with a significant customer where we now act as an agent rather than a principal in the purchase of subcontracted transportation services. This contract modification required a change in revenue recognition from a gross basis to a net basis for subcontracted transportation and did not impact operating revenue or earnings. In the first quarter of 2007, we recorded revenue of $175 million related to this contractual relationship. Operating revenue increased 5% in the first quarter of 2008, compared with the same period in 2007, due primarily to growth in our FMS and SCS business segments. Total revenue and operating revenue in the first quarter of 2008 included a favorable foreign exchange impact of 1.7% and 1.8%, respectively, due primarily to the strengthening of the Canadian dollar.

	Three months ended March 31,		Change
	2008	2007	2008/2007
	(Dollars in thousands)

Operating expense (exclusive of items shown separately)	$763,767	667,208	14%
Percentage of revenue	49%	42%

       Operating expense and operating expense as a percentage of revenue increased in 2008 compared with the same period in 2007 primarily as a result of higher average fuel costs in 2008.

       We retain a portion of the accident risk under vehicle liability and workers’ compensation insurance programs. Our self-insurance accruals are based on actuarially estimated, undiscounted cost of claims, which includes claims incurred but not reported. While we believe that our estimation processes are well designed, every estimation process is inherently subject to limitations. Fluctuations in the frequency or severity of accidents make it difficult to precisely predict the ultimate cost of claims. In recent years, our development has been favorable compared to historical selected loss development factors because of improved safety performance, payment patterns and settlement patterns; however, there is no assurance we will continue to enjoy similar favorable development in the future. During each of the three months ended March 31, 2008 and 2007, we recorded a benefit of $5 million from favorable development in estimated prior years self-insured loss reserves for the reasons noted above.

	Three months ended March 31,		Change
	2008	2007	2008/2007
	(Dollars in thousands)

Salaries and employee-related costs	$358,370	354,164	1%
Percentage of revenue	23%	22%
Percentage of operating revenue	31%	32%

       Salaries and employee-related costs increased in the first quarter of 2008 compared with the same period in 2007 primarily due to the impact of foreign exchange rate changes and higher medical costs partially offset by a decrease in commissions. Headcount as of March 31, 2008 was flat compared to the same period in 2007.

       Pension expense decreased $6 million in the first quarter of 2008 compared to the same period in the prior year primarily as a result of the freeze of the U.S. pension plans. In connection with the freeze of the U.S. pension plans on January 1, 2008, we provided an enhanced 401(k) savings plan to employees. Refer to Note (O), “Employee Benefit Plans” in the Notes to Consolidated Condensed Financial Statements for additional information. Total savings plan costs increased $6 million in the first quarter of 2008 compared to 2007, primarily as a result of the enhanced 401(k) plan.

	Three months ended March 31,		Change
	2008	2007	2008/2007
	(Dollars in thousands)

Subcontracted transportation	$75,331	247,229	(70)%
Percentage of revenue	5%	16%

       Subcontracted transportation expense represents freight management costs on logistics contracts for which we purchase transportation from third parties. Subcontracted transportation expense is directly impacted by whether we are acting as an agent or principal in our transportation management contracts. To the extent that we are acting as a principal, revenue is reported on a gross basis and carriage costs to third parties are recorded as subcontracted transportation expense. The impact to net earnings is the same whether we are acting as an agent or principal in the arrangement. Effective January 1, 2008, our contractual relationship with a significant customer changed, and we determined, after a formal review of the terms and conditions of the services, we are acting as an agent based on the revised terms of the arrangement. As a result, the amount of total revenue and subcontracted transportation

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

expense decreased by $175 million in the first three months of 2008 compared to the same period in the prior year due to the reporting of revenue net of subcontracted transportation expense for this particular customer contract.

	Three months ended March 31,		Change
	2008	2007	2008/2007
	(In thousands)

Depreciation expense	$205,960	196,183	5%
Gains on vehicle sales, net	(12,426)	(15,032)	(17)
Equipment rental	21,526	20,522	5

       Depreciation expense relates primarily to FMS revenue earning equipment. Depreciation expense increased in the first quarter of 2008 compared with the same period in 2007, reflecting foreign exchange rate changes and the impact of the lease replacement cycle. The increase was partially offset by lower adjustments in the carrying value of vehicles held for sale of $2 million during the first quarter of 2008 compared to the same period in the prior year.

       Gains on vehicle sales, net decreased in the first three months of 2008 compared with the same period in 2007 due to a decline in the number of vehicles sold in the first three months of 2008 compared with the same period in 2007.

       Equipment rental consists primarily of rent expense for FMS revenue earning equipment under lease. The increase in equipment rental in the first quarter of 2008 compared to the same period in 2007 primarily reflects higher rental costs associated with investments made in material handling equipment to support our SCS operations.

	Three months ended March 31,		Change
	2008	2007	2008/ 2007
	(Dollars in thousands)

Interest expense	$37,428	39,370	(5)%
Effective interest rate	5.4%	5.5%

       Interest expense decreased in the first three months of 2008 compared with the same period in 2007, reflecting lower average cost of debt and lower average debt balances. The lower effective interest rate in 2008 compared to 2007 resulted from lower interest rate commercial paper borrowings.

	Three months ended March 31,
	2008	2007
	(In thousands)

Miscellaneous expense (income), net	$1,617	(916)

       Miscellaneous expense (income), net consists of investment losses (income) on securities used to fund certain benefit plans, interest income, losses (gains) from sales of property, foreign currency transaction losses (gains), and other non-operating items. Miscellaneous expense (income), net increased in the first quarter of 2008 compared with the same period in 2007 primarily due to declining market performance of investments classified as trading securities and higher foreign currency transaction losses.

	Three months ended March 31,
	2008	2007
	(In thousands)

Restructuring and other (recoveries) charges, net	$(78)	536

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

       Restructuring and other recoveries, net in the first three months of 2008 primarily related to employee severance charges recorded in prior restructurings that were reversed due to subsequent refinements in estimates. Restructuring and other charges, net in the first three months of 2007 related primarily to information technology transition costs and employee severance and benefit costs incurred in connection with global cost savings initiatives announced in the fourth quarter of 2006.

	Three months ended March 31,		Change
	2008	2007	2008/2007
	(Dollars in thousands)

Provision for income taxes	$36,005	33,579	7%
Effective tax rate	39.1%	39.6%

       Our effective income tax rate for the first quarter of 2008 as compared with 2007 decreased primarily due to increased earnings in lower tax rate jurisdictions and settlement of certain tax audits partially offset by an increase of non-deductible expenses.

OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended March 31,		Change
	2008	2007	2008/2007
	(In thousands)

Revenue:
Fleet Management Solutions	$1,105,611	988,090	12%
Supply Chain Solutions	414,177	566,406	(27)
Dedicated Contract Carriage	137,178	138,499	(1)
Eliminations	(113,384)	(98,893)	(15)

Total	$1,543,582	1,594,102	(3)%

Operating Revenue:
Fleet Management Solutions	$747,582	713,907	5
Supply Chain Solutions	341,999	322,082	6
Dedicated Contract Carriage	134,025	135,594	(1)
Eliminations	(51,304)	(52,376)	2

Total	$1,172,302	1,119,207	5%

NBT:
Fleet Management Solutions	$91,438	80,780	13%
Supply Chain Solutions	8,313	11,448	(27)
Dedicated Contract Carriage	11,316	10,352	9
Eliminations	(7,518)	(8,919)	16

	103,549	93,661	11
Unallocated Central Support Services	(11,540)	(8,287)	(39)
Restructuring and other recoveries (charges), net	78	(536)	NA

Earnings before income taxes	$92,087	84,838	9%

       As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Net Before Taxes” (NBT), which includes an allocation of CSS and excludes restructuring and other recoveries (charges), net. CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal and corporate communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included within the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation. See Note (P), “Segment Reporting,” in the Notes to Consolidated Condensed Financial Statements for a description of how the remainder of CSS costs is allocated to the business segments.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

       The following table sets forth equipment contribution included in NBT for our SCS and DCC business segments:

	Three months ended March 31,		Change
	2008	2007	2008/2007
	(In thousands)
Equipment contribution:
Supply Chain Solutions	$4,135	4,740	(13)%
Dedicated Contract Carriage	3,383	4,179	(19)

Total	$7,518	8,919	(16)%

Fleet Management Solutions

	Three months ended March 31,		Change
	2008	2007	2008/2007
	(Dollars in thousands)
Full service lease	$504,161	475,904	6%
Contract maintenance	40,637	37,201	9

Contractual revenue	544,798	513,105	6
Contract-related maintenance	51,710	52,145	(1)
Commercial rental	132,738	131,021	1
Other	18,336	17,636	4

Operating revenue (1)	747,582	713,907	5
Fuel services revenue	358,029	274,183	31

Total revenue	$1,105,611	988,090	12%

Segment NBT	$91,438	80,780	13%

Segment NBT as a % of total revenue	8.3%	8.2%	10 bps

Segment NBT as a % of operating revenue (1)	12.2%	11.3%	90 bps

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our FMS business segment and as a measure of sales activity. Fuel services revenue, which is directly impacted by fluctuations in market fuel prices, is excluded from our operating revenue computation as fuel is largely a pass-through to customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs.

       Total and operating revenue (revenue excluding fuel) increased during the three months ended March 31, 2008 compared with the same period in 2007 as a result of the growth in contractual revenue. Total revenue was also positively impacted by higher fuel services revenue as a result of higher average fuel prices slightly offset by reduced volumes. Total revenue and operating revenue in the first quarter of 2008 included a favorable foreign exchange impact of 1.3% and 1.5%, respectively.

       Full service lease revenue grew 6% in 2008 compared with the same period in 2007 due primarily to new contract sales and acquisitions in North America. Contract maintenance revenue increased 9% in 2008 compared with the same period in 2007 due to new contract sales. We expect favorable contractual revenue comparisons to continue for the remainder of the year due to recent acquisitions and contract sales. Commercial rental revenue increased 1% in the first quarter of 2008 compared with 2007 due to growth in our international operations partially offset by the impact of a lower U.S. rental fleet. We expect similar commercial rental revenue comparisons to continue in the near term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

       The following table provides rental statistics for the U.S. fleet, which generates approximately 80% of total commercial rental revenue:

	Three months ended March 31,		Change
	2008	2007	2008/2007
	(Dollars in thousands)

Non-lease customer rental revenue	$55,798	52,677	6%

Lease customer rental revenue (1)	$48,748	55,698	(12)%

Average commercial rental fleet size — in service (2)	27,500	30,400	(10)%

Average commercial rental power fleet size — in service (2), (3)	19,500	22,100	(12)%

Commercial rental utilization — power fleet	69.4%	64.2%	520 bps

(1)	Lease customer rental revenue is revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.
(2)	Number of units rounded to nearest hundred and calculated using average daily unit counts.
(3)	Fleet size excluding trailers.

       FMS NBT increased $11 million in the first three months of 2008 compared with the same period in 2007 because of improved contractual business performance, lower sales and marketing expenses and acquisitions. Lower gains from the sale of used vehicles driven by a reduced number of used vehicles sold was largely offset by lower carrying costs on a smaller used vehicle inventory. The first quarter of 2008 and 2007 also benefited from $2 million and $3 million, respectively, of favorable development in estimated prior years self-insured loss reserves.

       On April 11, 2008, we entered into an asset purchase agreement with Gator Leasing, Inc. (“Gator”), under which we agreed to acquire Gator’s fleet of approximately 2,300 vehicles and nearly 300 contractual customers. The acquisition is expected to be finalized in May 2008 and is subject to customary closing conditions. If consummated, the combined network will operate under the Ryder name, complementing Ryder’s market coverage and service network in Florida.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

       Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):

				Change
	March 31,	December 31,	March 31,	Mar. 2008/	Mar. 2008/
	2008	2007	2007	Dec. 2007	Mar. 2007
End of period vehicle count

By type:
Trucks	63,400	62,800	65,300	1%	(3)
Tractors	50,600	50,400	56,200	—	(10)
Trailers	40,200	40,400	39,700	—	1
Other	7,100	7,100	7,100	—	—

Total	161,300	160,700	168,300	—%	(4)

By ownership:
Owned	155,500	155,100	162,100	—%	(4)
Leased	5,800	5,600	6,200	4	(6)

Total	161,300	160,700	168,300	—%	(4)

By product line:
Full service lease	116,600	115,500	117,800	1%	(1)
Commercial rental	34,600	34,100	36,200	1	(4)
Service vehicles and other	3,600	3,600	3,500	—	3

Active units	154,800	153,200	157,500	1	(2)
Held for sale	6,500	7,500	10,800	(13)	(40)

Total	161,300	160,700	168,300	—%	(4)

Customer vehicles under contract maintenance	32,400	31,500	31,700	3%	2

Quarterly average vehicle count

By product line:
Full service lease	116,100	115,200	118,300	1%	(2)
Commercial rental	34,400	34,600	36,600	(1)	(6)
Service vehicles and other	3,500	3,600	3,500	(3)	—

Active units	154,000	153,400	158,400	—	(3)
Held for sale	7,000	8,100	9,400	(14)	(26)

Total	161,000	161,500	167,800	—%	(4)

Customer vehicles under contract maintenance	32,000	31,000	31,200	3%	3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

       The totals in the previous table include the following non-revenue earning equipment for the U.S. fleet (number of units rounded to nearest hundred):

				Change
	March 31,	December 31,	March 31,	Mar. 2008/	Mar. 2008/
	2008	2007	2007	Dec. 2007	Mar. 2007

Not yet earning revenue (NYE)	1,700	900	3,200	89%	(47)
No longer earning revenue (NLE):
Units held for sale	5,300	6,400	9,900	(17)	(46)
Other NLE units	1,200	1,000	2,100	20	(43)

Total (1)	8,200	8,300	15,200	(1)%	(46)

(1)	Non-revenue earning equipment for FMS operations outside the U.S. totaled approximately 1,400 vehicles at March 31, 2008, 1,900 vehicles at December 31, 2007 and 1,500 vehicles at March 31, 2007, which are not included above.

       NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. For 2008, the number of NYE units decreased compared to the same period in the prior year consistent with the reduced volume of lease sales and replacement activity. NLE units represent all vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. For 2008, the number of NLE units decreased compared to the prior year because of reduced used vehicle inventory levels. We expect favorable NLE comparisons to continue throughout the year as 2007 levels were impacted by high amounts of rental units being out serviced to match market demands.

Supply Chain Solutions

	Three months ended March 31,		Change
	2008	2007	2008/2007
	(Dollars in thousands)
U.S. operating revenue:
Automotive and industrial	$146,297	136,813		7%
High-tech and consumer industries	71,839	74,473		(4)
Transportation management	8,924	8,437		6

U.S. operating revenue	227,060	219,723		3
International operating revenue	114,939	102,359		12

Total operating revenue (1)	341,999	322,082		6
Subcontracted transportation	72,178	244,324		(70)

Total revenue	$414,177	566,406		(27)%

Segment NBT	$8,313	11,448		(27)%

Segment NBT as a % of total revenue	2.0%	2.0%	—	bps

Segment NBT as a % of total operating revenue (1)	2.4%	3.6%	(120	)bps

Memo: Fuel costs	$40,448	27,886		45%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of the SCS business segment and as a measure of sales activity. Subcontracted transportation is deducted from total revenue to arrive at operating revenue as subcontracted transportation is typically a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Operating revenue is also a primary internal operating metric and is used to measure segment performance.

       Total revenue declined in the three months ended March 31, 2008 compared to the same period in 2007 as a result of net reporting of a transportation management arrangement previously reported on a gross basis. Effective January 1, 2008, our contractual relationship with a significant customer for certain transportation management services changed, and we determined, after a formal review of the terms and conditions of the services, we are acting as an agent based on the revised terms of the arrangement. As a result, the amount of total revenue and subcontracted transportation expense decreased by $175 million from the first quarter in 2007 due to the reporting of revenue net of subcontracted transportation expense related to this arrangement. This change did not impact

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

operating revenue or net earnings. Operating revenue grew in the three months ended March 31, 2008 compared to the same period in 2007 due to the favorable impact of foreign exchange rates, higher fuel costs and new and expanded business. Operating revenue growth was partially offset by an automotive plant closure in the second quarter of 2007 and reduced business activity with certain high-tech customers. Our largest customer, General Motors Corporation, accounted for approximately 18% of SCS total revenue and operating revenue for the first three months of 2008, and is comprised of multiple contracts in various geographic regions. For the first three months of 2007, General Motors Corporation accounted for approximately 44% and 20% of SCS total revenue and operating revenue, respectively. In the first quarter of 2008, SCS total revenue and operating revenue included a favorable foreign currency exchange impact of 3.4% and 3.1%, respectively. We expect similar revenue comparisons for the remainder of the year.

       SCS NBT decreased $3 million in the three months ended March 31, 2008 compared with the same period in 2007 as a result of lower revenue with certain high-tech customers, lower operating performance mostly due to increasing fuel costs related to a specific customer account and the impact of an automotive supplier strike. Higher overhead spending also contributed to the decrease in NBT as a result of higher sales and marketing and technology investment initiatives and costs incurred for a facility relocation. The first quarter of 2008 and 2007 both benefited from $1 million of favorable development in estimated prior years’ self-insured loss reserves.

Dedicated Contract Carriage

	Three months ended March 31,		Change
	2008	2007	2008/2007
	(Dollars in thousands)

Operating revenue (1)	$134,025	135,594	(1)%
Subcontracted transportation	3,153	2,905	9

Total revenue	$137,178	138,499	(1)%

Segment NBT	$11,316	10,352	9%

Segment NBT as a % of total revenue	8.2%	7.5%	70 bps

Segment NBT as a % of operating revenue (1)	8.4%	7.6%	80 bps

Memo: Fuel costs	$30,771	24,658	25%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of the SCS business segment and as a measure of sales activity. Subcontracted transportation is deducted from total revenue to arrive at operating revenue as subcontracted transportation is typically a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Operating revenue is also a primary internal operating metric and is used to measure segment performance.

       Total revenue and operating revenue for the first quarter of 2008 decreased 1% compared to the same period in 2007 as a result of the non-renewal of customer contracts partially offset by the pass through of higher fuel costs. We expect unfavorable revenue comparisons for the remainder of the year due to the non-renewal of customer contracts and recent sales activity.

       DCC NBT grew $1 million in the three months ended March 31, 2008 compared with the same period in 2007 as a result of lower safety and insurance costs and better operating performance. The first quarter of 2008 and 2007 benefited from $2 million and $1 million, respectively, of favorable development in estimated prior years’ self-insured loss reserves. The increases in DCC NBT were offset slightly by lower FMS equipment contribution of $1 million for the three months ended March 31, 2008 as compared to the same period in 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Central Support Services

	Three months ended March 31,		Change
	2008	2007	2008/2007
	(In thousands)

Human resources	$3,892	3,891	—%
Finance	13,903	14,062	(1)
Corporate services and public affairs	3,861	2,921	32
Information technology	13,845	12,776	8
Health and safety	1,966	2,080	(5)
Other	9,313	8,643	8

Total CSS	46,780	44,373	5
Allocation of CSS to business segments	(35,240)	(36,086)	(2)

Unallocated CSS	$11,540	8,287	39%

       Total CSS costs in the first quarter of 2008 increased compared to the same period in 2007 primarily as a result of higher spending on information technology initiatives and public affairs. Unallocated CSS expenses for the first quarter of 2008 increased compared with the same period in 2007 primarily due to public affairs and share-based compensation.

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows

       The following is a summary of our cash flows from operating, financing and investing activities:

	Three months ended March 31,
	2008	2007
	(In thousands)

Net cash provided by (used in):
Operating activities	$300,252	253,193
Financing activities	(56,045)	50,081
Investing activities	(249,703)	(338,480)
Effect of exchange rate changes on cash	3,658	170

Net change in cash and cash equivalents	$(1,838)	(35,036)

       A detail of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.

       Cash provided by operating activities increased to $300 million in the first three months of 2008 compared with $253 million in 2007, due primarily to reduced working capital needs and improved cash based earnings. Cash used in financing activities in the first three months of 2008 was $56 million compared with cash provided of $50 million in 2007. Cash used in financing activities in the first three months of 2008 reflects higher share repurchase activity. Cash used in investing activities decreased to $250 million in the first three months ended March 31, 2008 compared with $338 million in 2007 primarily due to lower vehicle capital spending partially offset by higher acquisition-related payments.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

       The following table shows the sources of our free cash flow computation:

	Three months ended March 31,
	2008	2007
	(In thousands)

Net cash provided by operating activities	$300,252	253,193
Sales of revenue earning equipment	74,304	93,190
Sales of operating property and equipment	679	1,133
Collections on direct finance leases	17,628	15,716
Other, net	395	750

Total cash generated	393,258	363,982

Purchases of property and revenue earning equipment	(273,813)	(487,381)

Free cash flow	$119,445	(123,399)

       The improvement in free cash flow to $119 million for the three months ended March 31, 2008 compared with negative $123 million for the same period in 2007 was driven by the anticipated decrease in vehicle capital spending and improved operating cash flows. We anticipate positive free cash flow to continue in 2008.

       The following table provides a summary of capital expenditures:

	Three months ended March 31,
	2008	2007
	(In thousands)

Revenue earning equipment:(1)
Full service lease	$248,902	354,635
Commercial rental	54,365	99,680

	303,267	454,315
Operating property and equipment	29,163	21,152

Total capital expenditures	332,430	475,467
Changes in accounts payable related to purchases of revenue earning equipment	(58,617)	11,914

Cash paid for purchases of property and revenue earning equipment	$273,813	487,381

(1)	Capital expenditures exclude acquisitions of revenue earning equipment under capital leases of $1 million and $6 million during the three months ended March 31, 2008 and 2007, respectively.

       Capital expenditures on an accrual basis of $332 million were lower for the first three months of 2008 compared with the same period in 2007 principally as a result of decreased full service lease vehicle spending for replacement and expansion of customer fleets and reduced rental spending to meet market demand. We are anticipating full-year 2008 accrual basis capital expenditures to be approximately $1.44 billion, up from $1.19 billion in 2007 primarily as a result of higher planned levels of spending for full service lease vehicles for the remainder of the year.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

       The following table shows the movements in our debt balance:

	Three months ended March 31,
	2008	2007
	(In thousands)

Debt balance at January 1	$2,776,129	2,816,943

Cash-related changes in debt:
Net change in commercial paper borrowings	(238,351)	(206,449)
Proceeds from issuance of medium-term notes	250,000	250,000
Proceeds from issuance of other debt instruments	203,624	93,881
Other debt repaid, including capital lease obligations	(201,726)	(86,280)

	13,547	51,152

Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	5,941	(6)
Addition of capital lease obligations, including acquisitions	1,675	5,768
Changes in foreign currency exchange rates and other non-cash items	(806)	4,319

Total changes in debt	20,357	61,233

Debt balance at March 31	$2,796,486	2,878,176

       In accordance with our funding philosophy, we attempt to match the average remaining re-pricing life of our debt with the average remaining life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25 — 45% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total obligations (including notional value of swap agreements) was 31% at March 31, 2008 and December 31, 2007.

       Ryder’s leverage ratios and a reconciliation of on-balance sheet debt to total obligations were as follows:

	March 31,	% to	December 31,	% to
	2008	Equity	2007	Equity
	(Dollars in thousands)

On-balance sheet debt	$2,796,486	149%	2,776,129	147%
Off-balance sheet debt — PV of minimum lease payments and guaranteed residual values under operating leases for vehicles (1)	176,303		177,992

Total obligations	$2,972,789	159%	2,954,121	157%

(1)	Present value (PV) does not reflect payments Ryder would be required to make if we terminated the related leases prior to the scheduled expiration dates.

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

       Our leverage ratios increased in 2008 as the spending required to support our contractual full service lease business, share repurchase programs and acquisitions more than offset improved operating cash flows. Our long-term target percentage of total obligations to equity is 250% to 300% while maintaining a strong investment grade rating. We believe this leverage range is appropriate for our business due to the liquidity of our vehicle portfolio and because a substantial component of our assets is supported by long-term customer leases.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

       A significant downgrade of our short-term debt ratings would reduce our ability to issue commercial paper. As a result, we would have to rely on our other established short-term funding sources. Our debt ratings at March 31, 2008 were as follows:

	Short-term	Long-term	Outlook

Moody’s Investors Service	P2	Baa1	Stable (June 2004)
Standard & Poor’s Ratings Services	A2	BBB+	Stable (April 2005)
Fitch Ratings	F2	A-	Stable (July 2005)

       We can borrow up to $870 million through a global revolving credit facility with a syndicate of twelve lenders. The credit facility matures in May 2010 and is used primarily to finance working capital and provide support for the issuance of commercial paper in the U.S. and Canada. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at March 31, 2008). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 11.0 basis points, which applies to the total facility of $870 million, and is based on Ryder’s current credit ratings. The credit facility contains no provisions restricting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated tangible net worth, as defined in the agreement, of less than or equal to 300%. The ratio at March 31, 2008 was 135%. At March 31, 2008, $533 million was available under the credit facility. Foreign borrowings of $31 million were outstanding under the facility at March 31, 2008.

       In February 2008, we issued $250 million of unsecured medium-term notes maturing in March 2013. The proceeds from the notes were used for general corporate purposes. Concurrently, we entered into an interest rate swap with a notional amount of $250 million maturing in March 2013. The swap was designated as a fair value hedge whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. At March 31, 2008, the interest rate swap agreement effectively changed $250 million of fixed-rate debt with an interest rate of 6.00% to LIBOR-based floating-rate debt at a rate of 5.15%. Changes in the fair value of the interest rate swap are offset by changes in the fair value of the debt instrument. Accordingly, there is no ineffectiveness related to the interest rate swap. During the three months ended March 31, 2008, the increase in the fair value of the interest rate swap was $6 million.

       On February 27, 2007, Ryder filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission. The registration is for an indeterminate number of securities and is effective for three years. Under this universal shelf registration statement, we have the capacity to offer and sell from time to time various types of securities, including common stock, preferred stock and debt securities.

       Ryder Receivable Funding II, L.L.C. (RRF LLC), a bankruptcy remote, consolidated subsidiary of Ryder has a Trade Receivables Purchase and Sale Agreement (the Trade Receivables Agreement) with two financial institutions. Under this program, Ryder sells certain of its domestic trade accounts receivable to RRF LLC that in turn may sell, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit and (or) committed purchasers. Under the terms of the program, RRF LLC and Ryder have provided representations, warranties, covenants and indemnities that are customary for accounts receivable facilities of this type. We use this program to provide additional liquidity to fund our operations, particularly when the cost of such sales is cost effective compared with other funding programs, notably the issuance of unsecured commercial paper. This program is accounted for as a collateralized financing arrangement. The available proceeds that may be received by RRF LLC under the program are limited to $300 million. RRF LLC’s costs under this program may vary based on changes in Ryder’s unsecured debt ratings and changes in interest rates. If no event occurs which causes early termination, the 364-day program will expire on September 9, 2008. At March 31, 2008, there were no amounts outstanding under the agreement. There was $100 million outstanding under the agreement at December 31, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

       At March 31, 2008, we had the following amounts available to fund operations under the aforementioned facilities:

(In millions)

Global revolving credit facility	$533
Trade receivables program	300
Automatic shelf registration	Indeterminate

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

Off-Balance Sheet Arrangements

       We periodically enter into sale-leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions that are not deemed to be variable interest entities (VIEs). In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense. These leases contain limited guarantees by us of the residual values of the leased vehicles (residual value guarantees) that are conditioned upon disposal of the leased vehicles prior to the end of their lease term. The amount of future payments for residual value guarantees will depend on the market for used vehicles and the condition of the vehicles at time of disposal. See Note (L), “Guarantees,” in the Notes to Consolidated Condensed Financial Statements for additional information. We did not enter into any sale-leaseback transactions that qualified for off-balance sheet treatment during the first three months of 2008 or 2007.

Pension Information

       The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. We have made $6 million in pension contributions through March 31, 2008 and we expect to make additional pension contributions for our plans during the remainder of 2008 of approximately $16 million. Changes in interest rates and the market value of the securities held by the plans during 2008 could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in 2009 and beyond. See Note (O), “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.

Share Repurchases and Cash Dividends

       In December 2007, our Board of Directors authorized a $300 million discretionary share repurchase program over a period not to exceed two years. Additionally, our Board of Directors also authorized a separate two-year anti-dilutive repurchase program. Under the anti-dilutive program, management is authorized to repurchase shares of common stock in an amount not to exceed the lesser of the number of shares issued to employees upon the exercise of stock options or through the employee stock purchase plan from the period beginning on September 1, 2007 to December 12, 2009, or 2 million shares. Share repurchases of common stock under both plans may be made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management has established prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2007 programs, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended March 31, 2008, we repurchased and retired 840,000 shares under the $300 million program at an aggregate cost of $50 million. For the three months ended March 31, 2008, we repurchased and retired 750,951 shares under the anti-dilutive repurchase program at an aggregate cost of $44 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

       In May 2006, our Board of Directors authorized a two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. The May 2006 program limited aggregate share repurchases to no more than 2 million shares of Ryder common stock. This program was completed during the first quarter of 2007. In 2007, we repurchased and retired 168,715 shares under the May 2006 program at an aggregate cost of $9 million.

       In February 2008, our Board of Directors declared a quarterly cash dividend of $0.23 per share of common stock. This dividend reflects a $0.02 increase from the quarterly cash dividend of $0.21 paid in 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

       See Note (Q), “Recent Accounting Pronouncements” in the Notes to Consolidated Condensed Financial Statements for a discussion of recent accounting pronouncements.

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

       The following table provides a numerical reconciliation of total revenue to operating revenue which was not provided within the MD&A discussion:

	Three months ended March 31,
	2008	2007
	(In thousands)

Total revenue	$1,543,582	1,594,102
Fuel services and subcontracted transportation revenue (1)	(433,360)	(521,412)
Fuel eliminations	62,080	46,517

Operating revenue	$1,172,302	1,119,207

(1)	Includes intercompany fuel sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

FORWARD-LOOKING STATEMENTS

       Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:

•	our expectations as to anticipated revenue and earnings trends and future economic conditions;

•	our ability to successfully achieve the operational goals that are the basis of our business strategies, including offering competitive pricing, diversifying our customer base, optimizing asset utilization, leveraging the expertise of our various business segments, serving our customers’ global needs and expanding our support services;

•	impact of losses from conditional obligations arising from guarantees;

•	our expectations of the long-term residual values of revenue earning equipment;

•	number of NLE vehicles in inventory, and the size of our commercial rental fleet, for the remainder of the year;

•	the anticipated timing of the recognition of pre-tax compensation expense;

•	estimates of free cash flow and capital expenditures for 2008;

•	the adequacy of our accounting estimates and reserves for pension expense, depreciation and residual value guarantees, self-insurance reserves, goodwill impairment, accounting changes and income taxes;

•	our ability to fund all of our operations for the foreseeable future through internally generated funds and outside funding sources;

•	the anticipated impact of fuel price fluctuations;

•	our expectations as to future pension expense and contributions;

•	our expectations regarding the ultimate resolution of a disputed tax assessment in Brazil;

•	the anticipated income tax impact of the like-kind exchange program;

•	the anticipated deferral of tax gains on disposal of eligible revenue earning equipment pursuant to our vehicle like-kind exchange program;

•	our expectations regarding the effect of the adoption of recent accounting pronouncements;

•	our expectations regarding the terms, timing and integration plans of recent acquisitions;

•	our ability to access unsecured debt in the capital markets.

       These statements, as well as other forward-looking statements contained in this Quarterly Report, are based on our current plans and expectations and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors could cause actual results and events to differ significantly from those expressed in any forward-looking statements. These risk factors include, but are not limited to, the following:

•	Market Conditions:

o	Changes in general economic conditions in the U.S. and worldwide leading to decreased demand for our services, lower profit margins, increased levels of bad debt and reduced access to credit

o	Changes in our customers’ operations, financial condition or business environment that may limit their need for, or ability to purchase, our services

o	Changes in market conditions affecting the commercial rental market or the sale of used vehicles

o	Less than anticipated growth rates in the markets in which we operate

o	Changes in current financial, tax or regulatory requirements that could negatively impact the leasing market

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

•	Competition:

o	Competition from other service providers, some of which have greater capital resources or lower capital costs

o	Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources

o	Competition from vehicle manufacturers in our FMS business operations

o	Our inability to maintain current pricing levels due to customer acceptance or competition

•	Profitability:

o	Our inability to obtain adequate profit margins for our services

o	Lower than expected customer volumes or retention levels

o	Loss of key customers in our SCS and DCC business segments

o	Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis

o	The inability of our business segments to create operating efficiencies

o	Availability of heavy-duty and medium-duty vehicles

o	Sudden changes in fuel prices and fuel shortages

o	Our inability to successfully implement our asset management initiatives

o	An increase in the cost of, or shortages in the availability of, qualified drivers

o	Labor strikes and work stoppages

o	Our inability to manage our cost structure

o	Our inability to limit our exposure for customer claims

•	Financing Concerns:

o	Higher borrowing costs and possible decreases in available funding sources caused by an adverse change in our debt ratings

o	Unanticipated interest rate and currency exchange rate fluctuations

o	Negative funding status of our pension plans caused by lower than expected returns on invested assets and unanticipated changes in interest rates

•	Accounting Matters:

o	Impact of unusual items resulting from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and our organizational structure

o	Reductions in residual values or useful lives of revenue earning equipment

o	Increases in compensation levels, retirement rate and mortality resulting in higher pension expense; regulatory changes affecting pension estimates, accruals and expenses

o	Increases in healthcare costs resulting in higher insurance costs

o	Changes in accounting rules, assumptions and accruals

o	Impact of actual insurance claim and settlement activity compared to historical loss development factors used to project future development

•	Other risks detailed from time to time in our SEC filings

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       There have been no material changes to Ryder’s exposures to market risks since December 31, 2007. Please refer to the 2007 Annual Report on Form 10-K for a complete discussion of Ryder’s exposures to market risks.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

       As of the end of the first quarter of 2008, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the first quarter of 2008, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls over Financial Reporting

       During the three months ended March 31, 2008, there were no changes in Ryder’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       The following table provides information with respect to purchases we made of our common stock during the three months ended March 31, 2008:

				Maximum	Approximate
			Total Number of	Number of	Dollar Value
			Shares	Shares That May	That
			Purchased as	Yet Be	May Yet Be
	Total Number		Part of Publicly	Purchased Under	Purchased Under
	of Shares	Average Price	Announced	the Anti-Dilutive	the Discretionary
	Purchased(1)	Paid per Share	Program	Program(2)	Program(3)

January 1 through January 31, 2008	1,956	$43.12	—	2,000,000	300,000,000
February 1 through February 29, 2008	757,396	58.69	750,000	1,625,000	277,984,605
March 1 through March 31, 2008	842,161	59.88	840,951	1,249,049	250,450,951

Total	1,601,513	$58.88	1,590,951

(1)	During the three months ended March 31, 2008, we purchased an aggregate of 10,562 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our common stock, one of the investment options available under the plan.
(2)	In December 2007, our Board of Directors authorized a two-year anti-dilutive share repurchase program. Under the anti-dilutive program, management is authorized to repurchase shares of common stock in an amount not to exceed the lesser of the number of shares issued to employees upon the exercise of stock options or through the employee stock purchase plan for the period beginning on September 1, 2007 to December 12, 2009, or 2 million shares. Share repurchases of common stock may be made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management established a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the anti-dilutive program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During the three months ended March 31, 2008, we purchased an aggregate of 750,951 shares of our common stock as part of the anti-dilutive program.
(3)	In December 2007, our Board of Directors also authorized a $300 million discretionary share repurchase program over a period not to exceed two years. Share repurchases of common stock may be made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management established a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the $300 million discretionary program, which allows for repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During the three months ended March 31, 2008, we purchased an aggregate of 840,000 shares of our common stock as part of the $300 million discretionary program.

ITEM 6. EXHIBITS

31.1	Certification of Gregory T. Swienton pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Robert E. Sanchez pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32	Certification of Gregory T. Swienton and Robert E. Sanchez pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC. (Registrant)
Date: April 23, 2008	By:	/s/ Robert E. Sanchez
Robert E. Sanchez
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: April 23, 2008	By:	/s/ Art A. Garcia
Art A. Garcia Senior Vice President and Controller (Principal Accounting Officer)