Form 10-Q
period 2008-06-30
RYDER SYSTEM INC
filed 2008-07-23
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
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

The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at June 30, 2008 was 56,454,455.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

Revenue	$1,660,242	1,657,969	$3,203,824	3,252,071

Operating expense (exclusive of items shown separately)	843,107	701,351	1,606,874	1,368,559
Salaries and employee-related costs	354,043	344,702	712,413	698,866
Subcontracted transportation	93,699	256,986	169,030	504,215
Depreciation expense	209,250	202,270	415,210	398,454
Gains on vehicle sales, net	(10,164)	(13,533)	(22,590)	(28,566)
Equipment rental	20,295	22,319	41,821	42,841
Interest expense	37,588	40,841	75,016	80,211
Miscellaneous (income) expense, net	(296)	(2,458)	1,321	(3,374)
Restructuring and other charges (recoveries), net	45	1,155	(33)	1,691

	1,547,567	1,553,633	2,999,062	3,062,897

Earnings before income taxes	112,675	104,336	204,762	189,174
Provision for income taxes	49,729	39,213	85,735	72,792

Net earnings	$62,946	65,123	$119,027	116,382

Earnings per common share:
Basic	$1.11	1.08	$2.09	1.92

Diluted	$1.10	1.07	$2.06	1.90

Cash dividends per common share	$0.23	0.21	$0.46	0.42

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	(unaudited)
	June 30,	December 31,
	2008	2007
	(Dollars in thousands, except per share amount)
Assets:
Current assets:
Cash and cash equivalents	$107,429	116,459
Receivables, net	815,721	843,662
Inventories	62,305	58,810
Prepaid expenses and other current assets	159,859	203,131

Total current assets	1,145,314	1,222,062

Revenue earning equipment, net of accumulated depreciation of $2,761,606 and $2,724,565, respectively	4,678,733	4,501,397
Operating property and equipment, net of accumulated depreciation of $837,304 and $811,579, respectively	554,604	518,728
Goodwill	220,224	166,570
Intangible assets	27,952	19,231
Direct financing leases and other assets	441,580	426,661

Total assets	$7,068,407	6,854,649

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$269,053	222,698
Accounts payable	346,977	383,808
Accrued expenses and other current liabilities	407,453	412,855

Total current liabilities	1,023,483	1,019,361

Long-term debt	2,721,142	2,553,431
Other non-current liabilities	418,158	409,907
Deferred income taxes	1,054,733	984,361

Total liabilities	5,217,516	4,967,060

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none	—	—
outstanding, June 30, 2008 or December 31, 2007
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, June 30, 2008 — 56,454,455; December 31, 2007 — 58,041,563	27,986	28,883
Additional paid-in capital	753,686	729,451
Retained earnings	1,100,436	1,160,132
Accumulated other comprehensive loss	(31,217)	(30,877)

Total shareholders’ equity	1,850,891	1,887,589

Total liabilities and shareholders’ equity	$7,068,407	6,854,649

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2008	2007
	(In thousands)

Cash flows from operating activities:
Net earnings	$119,027	116,382
Depreciation expense	415,210	398,454
Gains on vehicle sales, net	(22,590)	(28,566)
Share-based compensation expense	8,249	9,511
Amortization expense and other non-cash charges, net	6,946	2,858
Deferred income tax expense	66,186	43,062
Tax benefits from share-based compensation	1,046	1,214
Changes in operating assets and liabilities, net of acquisitions:
Receivables	28,471	(22,773)
Inventories	(2,809)	2,786
Prepaid expenses and other assets	(19,986)	1,646
Accounts payable	(68,006)	19,934
Accrued expenses and other non-current liabilities	(9,274)	(39,293)

Net cash provided by operating activities	522,470	505,215

Cash flows from financing activities:
Net change in commercial paper borrowings	2,592	(45,643)
Debt proceeds	463,269	488,763
Debt repaid, including capital lease obligations	(250,509)	(391,483)
Dividends on common stock	(26,538)	(25,620)
Common stock issued	49,395	30,813
Common stock repurchased	(192,752)	(96,415)
Excess tax benefits from share-based compensation	5,215	2,256

Net cash provided by (used in) financing activities	50,672	(37,329)

Cash flows from investing activities:
Purchases of property and revenue earning equipment	(609,046)	(885,292)
Sales of operating property and equipment	2,421	3,475
Sales of revenue earning equipment	140,464	191,645
Sale and leaseback of revenue earning equipment	—	150,348
Acquisitions	(207,087)	—
Collections on direct finance leases	31,899	31,811
Changes in restricted cash	54,986	17,951
Other, net	395	750

Net cash used in investing activities	(585,968)	(489,312)

Effect of exchange rate changes on cash	3,796	2,756

Decrease in cash and cash equivalents	(9,030)	(18,670)
Cash and cash equivalents at January 1	116,459	128,639

Cash and cash equivalents at June 30	$107,429	109,969

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$69,248	75,077
Income taxes, net of refunds	17,820	19,444

Non-cash investing activities:
Changes in accounts payable related to purchases of revenue earning equipment	29,975	(97,176)
Revenue earning equipment acquired under capital leases	966	11,230

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

						Accumulated
	Preferred			Additional		Other
	Stock	Common Stock		Paid-In	Retained	Comprehensive
	Amount	Shares	Par	Capital	Earnings	Loss	Total
	(Dollars in thousands, except per share amount)

Balance at December 31, 2007	$—	58,041,563	$28,883	729,451	1,160,132	(30,877)	1,887,589

Components of comprehensive income:
Net earnings	—	—	—	—	119,027	—	119,027
Foreign currency translation adjustments	—	—	—	—	—	(1,601)	(1,601)
Net unrealized gain related to derivatives accounted for as hedges	—	—	—	—	—	18	18
Amortization of pension and postretirement items, net of tax	—	—	—	—	—	1,243	1,243

Total comprehensive income							118,687
Common stock dividends declared – $0.46 per share	—	—	—	—	(26,538)	—	(26,538)
Common stock issued under employee stock option and stock purchase plans (1)	—	1,426,268	610	48,204	—	—	48,814
Benefit plan stock sales (2)	—	12,211	6	575	—	—	581
Common stock repurchases	—	(3,025,587)	(1,513)	(39,054)	(152,185)	—	(192,752)
Share-based compensation	—	—	—	8,249	—	—	8,249
Tax benefits from share-based compensation	—	—	—	6,261	—	—	6,261

Balance at June 30, 2008	$—	56,454,455	$27,986	753,686	1,100,436	(31,217)	1,850,891

(1)	Net of common shares delivered as payment for the exercise price or to satisfy the option holders’ withholding tax liability upon exercise of options.
(2)	Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plans.

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(A) INTERIM FINANCIAL STATEMENTS

       The accompanying unaudited Consolidated Condensed Financial Statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder System, Inc. has a controlling voting interest (“subsidiaries”), and variable interest entities (VIEs) required to be consolidated in accordance with U.S. generally accepted accounting principles (GAAP). The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with the accounting policies described in our 2007 Annual Report on Form 10-K except for the accounting change described below relating to fair value measurements, and should be read in conjunction with the Consolidated Financial Statements and notes thereto. These financial statements do not include all of the information and footnotes required by GAAP in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures herein are adequate. The operating results for interim periods are unaudited and are not necessarily indicative of the results that can be expected for a full year. Certain prior year amounts have been reclassified to conform to the current period presentation.

       Earnings for the second quarter of 2008 were negatively impacted by a pre-tax charge of $6.5 million ($6.8 million after-tax) for prior years’ adjustments associated with our Brazilian Supply Chain Solutions (SCS) operation. The charge was identified in the course of a detailed business and financial review in Brazil, which occurred following certain adverse tax and legal developments. During the quarter, we determined that accruals of $3.7 million, primarily for carrier transportation and loss contingencies related to tax and legal matters, were not established in the appropriate period; and deferrals of $3.1 million, primarily for indirect value-added taxes, were overstated. The charges related primarily to the period from 2004 to 2007. We recorded $4.9 million within “Operating expense,” $1.6 million within “Subcontracted transportation” and $0.3 million within “Provision for income taxes” in the Consolidated Condensed Statements of Earnings. After considering the qualitative and quantitative effects of the charges, we determined the charges were not material to our Consolidated Financial Statements in any individual prior period, and the cumulative amount is not material to 2008 results. Therefore, we recorded the adjustment for the cumulative amount in the second quarter of 2008. We are continuing our review of the circumstances which gave rise to the charges described above, as well as conducting a broader review of our Brazilian business operations and practices. However, we believe that the ultimate resolution of this review will not result in a material adjustment to our Consolidated Condensed Financial Statements. We have also taken a number of appropriate steps in Brazil, including changes to management personnel and processes.

(B) ACCOUNTING CHANGES

       In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Effective January 1, 2008, we adopted SFAS No. 159; however, we did not elect to measure any financial instruments and other items at fair value under the provisions of this standard. Consequently, SFAS No. 159 had no impact on our Consolidated Condensed Financial Statements.

       In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively, except for certain financial instruments, which should be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which this statement is initially applied. The provisions of SFAS No. 157, as amended by FASB Staff Position (FSP) FAS 157-1, exclude the provisions of SFAS No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. We adopted SFAS No. 157 on January 1, 2008 for all financial assets and liabilities and for all nonfinancial assets and liabilities recognized or disclosed at fair value in our Consolidated Condensed Financial Statements on a recurring basis (at least annually). The adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on our Consolidated Condensed Financial Statements. For all other nonfinancial assets and liabilities, SFAS No. 157 is effective for us on January 1, 2009. We are in the process of evaluating the impact of SFAS No. 157 on the valuation of all other nonfinancial assets and liabilities, including our vehicles held for sale; however, we do not expect there to be a material impact upon adoption on January 1, 2009 on our Consolidated Condensed Financial Statements.

(C) ACQUISITIONS

       Gator Leasing Acquisition — On May 12, 2008, we completed an asset purchase agreement with Gator Leasing, Inc. (“Gator”), under which we acquired Gator’s fleet of approximately 2,300 vehicles and nearly 300 contractual customers for a purchase price of $117 million, of which $111 million was paid as of June 30, 2008. The combined network operates under the Ryder name, complementing our Fleet Management Solutions (FMS) market coverage and service network in Florida. The asset purchase was accounted for as a business combination. Goodwill and intangible assets related to the Gator acquisition were $19 million and $4 million, respectively. The purchase price and initial recording of the transaction was based on preliminary valuation assessments and is subject to change.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

       Lily Acquisition — On January 11, 2008, we completed an asset purchase agreement with Lily Transportation Corporation (“Lily”), under which we acquired Lily’s fleet of approximately 1,600 vehicles and over 200 contractual customers for a purchase price of $98 million, of which $95 million was paid as of June 30, 2008. The combined network operates under the Ryder name, complementing our FMS market coverage and service network in the Northeast United States. The asset purchase was accounted for as a business combination. Goodwill and intangible assets related to the Lily acquisition were $31 million and $8 million, respectively. The purchase price and initial recording of the transaction was based on preliminary valuation assessments and is subject to change. During the three months ended June 30, 2008, we made purchase price adjustments related to the Lily acquisition, which decreased goodwill by $1 million.

       Pollock Acquisition — On October 5, 2007, we completed an asset purchase agreement with Pollock NationaLease (“Pollock”), under which we acquired Pollock’s fleet of approximately 2,000 vehicles and nearly 200 contractual customers for a purchase price of $78 million, of which $76 million was paid as of June 30, 2008. The combined network operates under the Ryder name, complementing our market coverage and service network in Canada. The asset purchase was accounted for as a business combination. The purchase price and initial recording of the transaction was based on preliminary valuation assessments and is subject to change. During the six months ended June 30, 2008, we made purchase price adjustments related to the Pollock acquisition, which increased goodwill by $4 million.

       Pro forma information for the Gator, Lily and Pollock acquisitions is not disclosed because the effects of the acquisitions are not significant.

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

       The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(In thousands)

Stock option and stock purchase plans	$2,790	2,537	$5,045	4,975
Nonvested stock	1,824	3,323	3,204	4,536

Share-based compensation expense	4,614	5,860	8,249	9,511
Income tax benefit	(1,521)	(1,979)	(2,815)	(3,155)

Share-based compensation expense, net of tax	$3,093	3,881	$5,434	6,356

       Total unrecognized pre-tax compensation expense related to share-based compensation arrangements at June 30, 2008 was $35 million and is expected to be recognized over a weighted-average period of approximately 2.2 years.

       During the six months ended June 30, 2008 and 2007, approximately 700,000 and 900,000 stock options, respectively, were granted under the Plans. These awards, which vest one-third each year, are fully vested three years from the grant date and have a contractual term of seven years. The fair value of each option award at the date of grant was estimated using a Black-Scholes-Merton option-pricing valuation model. The weighted-average fair value of options granted during the six months ended June 30, 2008 and 2007 was $14.00 and $12.82, respectively.

       During the six months ended June 30, 2008 and 2007, approximately 200,000 and 100,000 awards, respectively, of restricted stock rights and restricted stock units (RSUs) were granted under the Plans. The time-vested restricted stock rights entitle the holder to shares of common stock as the awards vest over a three-year period. The majority of the restricted stock rights granted during the period included a market-based vesting provision. Under such provision, employees only receive the grant of stock if Ryder’s total shareholder return (TSR) as a percentage of the S&P 500 comparable period TSR is 100% or greater over a three-year period. The fair value of the market-based restricted stock rights on the grant date was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. The weighted-average fair value of restricted stock rights and RSUs granted during the six months ended June 30, 2008 and 2007 was $55.04 and $33.44, respectively. RSUs are granted annually to our Board of Directors. Prior to the second quarter of 2007, compensation expense for RSUs was based on assumed years of service to retirement at age 72. However, because the RSUs do not contain an explicit service vesting period, except for the initial grant, compensation expense should have been recognized in the year the RSUs were granted rather than over the assumed years of service. During the second quarter of 2007, we accelerated the recognition of compensation expense on previously issued RSUs, which resulted in a pre-tax charge of $2 million for the three months ended June 30, 2007.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

       During the six months ended June 30, 2008 and 2007, we also granted employees share-based awards settled in cash. The awards granted in 2008 will vest on the same date as the market-based restricted stock rights if Ryder’s TSR is equal to or better than the S&P 500’s 33rd percentile over a three-year period. The cash awards granted in 2007 contained the same vesting provisions as the market-based restricted stock rights. The fair value of the cash awards was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. During the three months ended June 30, 2008 and 2007, we recognized $1 million and $0.3 million, respectively, of compensation expense related to these cash awards in addition to the share-based compensation expense reported in the previous table. During the six months ended June 30, 2008 and 2007, we recognized $2 million and $0.1 million, respectively, of compensation expense related to these cash awards in addition to the share-based compensation expense reported in the previous table.

(E) EARNINGS PER SHARE

       A reconciliation of the number of shares used in computing basic and diluted earnings per common share follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(In thousands)

Weighted-average shares outstanding — Basic	56,512	60,513	57,054	60,541
Effect of dilutive options and nonvested stock	748	577	665	587

Weighted-average shares outstanding — Diluted	57,260	61,090	57,719	61,128

Anti-dilutive equity awards and market-based restricted stock rights not included above	643	1,083	939	846

(F) RESTRUCTURING AND OTHER CHARGES (RECOVERIES)

       Restructuring and other charges (recoveries), net for the three and six months ended June 30, 2008 were not significant. Restructuring and other charges, net totaled $1 million and $2 million in the three and six months ended June 30, 2007, respectively, and mainly related to the charge incurred to extinguish debentures that were originally set to mature in 2017. The charge of $1 million related to the premium paid on the early extinguishment of debt and the write-off of related debt discount and issuance costs. See Note (J), “Debt,” for further discussion on the early extinguishment of debt. Other charges, net in the six months ended June 30, 2007 also included information technology transition costs incurred in connection with global cost savings initiatives announced during the fourth quarter of 2006.

       Activity related to restructuring reserves was as follows:

			Deductions
	December 31, 2007			Non-Cash	June 30, 2008
	Balance	Additions	Cash Payments	Reductions(1)	Balance
	(In thousands)

Employee severance and benefits	$7,829	63	4,838	138	2,916
Facilities and related costs	814	42	88	—	768

Total	$8,643	105	4,926	138	3,684

(1)	Non-cash reductions represent adjustments to the restructuring reserves as actual costs were less than originally estimated.

       At June 30, 2008, the majority of outstanding restructuring obligations are required to be paid over the next six months.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(G) REVENUE EARNING EQUIPMENT

	June 30, 2008			December 31, 2007
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value (1)	Cost	Depreciation	Value (1)
	(In thousands)

Full service lease	$5,893,443	(2,103,777)	3,789,666	5,705,147	(2,047,951)	3,657,196
Commercial rental	1,546,896	(657,829)	889,067	1,520,815	(676,614)	844,201

Total	$7,440,339	(2,761,606)	4,678,733	7,225,962	(2,724,565)	4,501,397

(1)	Revenue earning equipment, net includes vehicles acquired under capital leases of $19 million, less accumulated amortization of $6 million, at June 30, 2008 and December 31, 2007. Amortization expense attributed to vehicles acquired under capital leases is combined with depreciation expense.

       At June 30, 2008 and December 31, 2007, the net carrying value of revenue earning equipment held for sale was $60 million and $81 million, respectively. Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. During the second quarter and first half of 2008, we reduced the carrying value of vehicles held for sale by $7 million and $14 million, respectively, to reflect changes in fair value. During the second quarter and first half of 2007, we reduced the carrying value of vehicles held for sale by $9 million and $18 million, respectively. Reductions in the carrying values of vehicles held for sale are recorded within “Depreciation expense” in the Consolidated Condensed Statements of Earnings.

(H) ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30, 2008			December 31, 2007
	Accrued	Non-Current		Accrued	Non-Current
	Expenses	Liabilities	Total	Expenses	Liabilities	Total
	(In thousands)
Salaries and wages	$64,131	—	64,131	73,758	—	73,758
Deferred compensation	3,122	21,216	24,338	1,915	24,587	26,502
Pension benefits	2,274	38,999	41,273	2,318	39,843	42,161
Other postretirement benefits	3,179	41,493	44,672	3,209	41,083	44,292
Employee benefits	1,157	—	1,157	1,740	—	1,740
Insurance obligations, primarily self-insurance	115,800	172,442	288,242	119,280	178,889	298,169
Residual value guarantees	656	1,786	2,442	757	1,668	2,425
Vehicle rent	3,877	14,102	17,979	7,878	6,351	14,229
Deferred vehicle gains	848	5,331	6,179	871	5,712	6,583
Environmental liabilities	3,972	11,912	15,884	3,858	11,318	15,176
Asset retirement obligations	4,608	10,987	15,595	4,238	10,743	14,981
Operating taxes	81,444	—	81,444	78,909	—	78,909
Income taxes	4,044	73,770	77,814	10,381	72,062	82,443
Restructuring	3,239	445	3,684	7,491	1,152	8,643
Interest	26,310	—	26,310	22,275	—	22,275
Customer deposits	29,760	—	29,760	30,017	—	30,017
Derivatives	—	5,337	5,337	150	—	150
Other	59,032	20,338	79,370	43,810	16,499	60,309

Total	$407,453	418,158	825,611	412,855	409,907	822,762

       We retain a portion of the accident risk under vehicle liability and workers’ compensation insurance programs. Self-insurance accruals are based primarily on actuarially estimated, undiscounted cost of claims, and include claims incurred but not reported. Such liabilities are based on estimates. Historical loss development factors are utilized to project the future development of incurred losses, and these amounts are adjusted based upon actual claim experience and settlements. While we believe the amounts are adequate, there can be no assurance that changes to our estimates may not occur due to limitations inherent in the estimation process. In recent years, our development has been favorable compared to historical selected loss development factors because of improved safety performance, payment patterns and settlement patterns. During the three months ended June 30, 2008 and 2007, we recorded a benefit of $6 million and $5 million, respectively, within “Operating expense” in our Consolidated Condensed Statements of Earnings to reduce estimated prior years’ self-insured loss reserves for the reasons noted above. During the six months ended June 30, 2008 and 2007, we recorded a benefit of $10 million and $9 million, respectively, within “Operating expense” in our Consolidated Condensed Statements of Earnings to reduce estimated prior years’ self-insured loss reserves for the reasons noted above.

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

       Foreign — we are no longer subject to foreign tax examinations by tax authorities for tax years before 2000, 2001, 2002 and 2006 in Canada, Brazil, Mexico and the U.K., respectively, which are our major foreign tax jurisdictions. In Brazil, we were assessed $14 million, including penalties and interest, related to the tax due on the sale of our outbound auto carriage business in 2001. We believe it is more likely than not that our tax position will ultimately be sustained and no amounts have been reserved for this matter.

       At June 30, 2008 and December 31, 2007, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $78 million and $75 million, respectively. Unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $8 million by December 31, 2008, if audits are completed or tax years close during 2008.

       Tax Law Changes

       On July 2, 2008, the State of Massachusetts enacted changes to its tax system, which included mandatory unitary combined reporting and a reduction to its corporate net income tax rate from 9.5% to 8%. The reduction of the corporate net income tax rate will be phased in over three years. We are currently evaluating the impact of the Massachusetts tax law changes on our consolidated financial statements.

       On April 1, 2007, the State of New York enacted changes to its tax system, which included the forced combination of related entities with substantial intercompany transactions, the use of a single sales factor in apportioning its income, and reduction of the corporate tax rate from 7.5% to 7.1%. The impact of this change resulted in a favorable non-cash adjustment to deferred income taxes and increased net earnings in the three and six months ended June 30, 2007 by $1 million, or $0.02 per diluted common share.

       Like-Kind Exchange Program

       We have a like-kind exchange program for certain of our U.S. revenue earning equipment. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form whereby tax gains on the disposal of eligible vehicles are deferred. To qualify for like-kind exchange treatment, we exchange, through a qualified intermediary, eligible vehicles being disposed of with vehicles being acquired allowing us to generally carryover the tax basis of the vehicles sold (“like-kind exchanges”). The program results in a deferral of federal and state income taxes. As part of the program, the proceeds from the sale of eligible vehicles are restricted for the acquisition of replacement vehicles and other specified applications. Due to the structure utilized to facilitate the like-kind exchanges, the qualified intermediary that holds the proceeds from the sales of eligible vehicles and the entity that holds the vehicles to be acquired under the program are required to be consolidated in the accompanying Consolidated Condensed Financial Statements in accordance with U.S. GAAP. At June 30, 2008 and December 31, 2007, these consolidated entities had $9 million and $59 million, respectively, of cash proceeds from the sale of eligible vehicles and $72 million and $63 million, respectively, of vehicles to be acquired under the like-kind exchange program.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

       At June 30, 2008 and December 31, 2007, we had $29 million and $84 million, respectively, of restricted cash for all like-kind exchange programs included within “Prepaid expenses and other current assets” on the Consolidated Condensed Balance Sheets.

(J) DEBT

	Weighted-
	Average		June 30,	December 31,
	Interest Rate	Maturities	2008	2007
			(In thousands)

Short-term debt and current portion of long-term debt:
Unsecured foreign obligations	8.50%	2008-2009	$32,112	29,373
Trade receivables program	—	—	—	100,000
Current portion of long-term debt, including capital leases		2008-2009	236,941	93,325

Total short-term debt and current portion of long-term debt			269,053	222,698

Long-term debt:
U.S. commercial paper (1)	2.89%	2010	531,316	522,772
Canadian commercial paper (1)	3.15%	2010	39,196	45,713
Unsecured U.S. notes— Medium-term notes (1)	5.48%	2008-2025	2,066,676	1,846,500
Unsecured U.S. obligations, principally bank term loans	3.77%	2010-2013	158,150	60,050
Unsecured foreign obligations	5.16%	2009-2012	154,639	158,879
Capital lease obligations	8.53%	2008-2017	13,443	12,842

Total before fair market value adjustment			2,963,420	2,646,756
Fair market value adjustment on notes subject to hedging (2)			(5,337)	—

			2,958,083	2,646,756

Current portion of long-term debt, including capital leases			(236,941)	(93,325)

Long-term debt			2,721,142	2,553,431

Total debt			$2,990,195	2,776,129

(1)	We had unamortized original issue discounts of $14 million and $15 million at June 30, 2008 and December 31, 2007, respectively.
(2)	The notional amount of executed interest rate swaps designated as fair value hedges was $250 million at June 30, 2008.

       We can borrow up to $870 million through a global revolving credit facility with a syndicate of twelve lenders. The credit facility matures in May 2010 and is used primarily to finance working capital and provide support for the issuance of commercial paper in the U.S. and Canada. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at June 30, 2008). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 11.0 basis points, which applies to the total facility of $870 million, and is based on Ryder’s current credit ratings. The credit facility contains no provisions restricting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated tangible net worth, as defined in the agreement, of less than or equal to 300%. The ratio at June 30, 2008 was 146%. At June 30, 2008, $296 million was available under the credit facility. Foreign borrowings of $39 million were outstanding under the facility at June 30, 2008.

       In February 2008, we issued $250 million of unsecured medium-term notes maturing in March 2013. The proceeds from the notes were used for general corporate purposes. Concurrently, we entered into an interest rate swap with a notional amount of $250 million maturing in March 2013. The swap was designated as a fair value hedge whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. At June 30, 2008, the interest rate swap agreement effectively changed $250 million of fixed-rate debt with an interest rate of 6.00% to LIBOR-based floating-rate debt at a rate of 5.15%. Changes in the fair value of the interest rate swap are offset by changes in the fair value of the debt instrument. Accordingly, there is no ineffectiveness related to the interest rate swap. During the three and six months ended June 30, 2008, the decrease in the fair value of the interest rate swap was $11 million and $5 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

       During 1987, we issued at a discount $100 million principal amount of unsecured debentures due May 2017 at a stated interest rate of 9⅞%, payable semi-annually. During the second quarter of 2007, we retired the remaining $53 million principal amount of these debentures at a premium. During the second quarter of 2007, we also made a sinking fund payment to retire the remaining $10 million principal amount of 9% unsecured debentures due in May 2016. In connection with these retirements, we incurred a pre-tax charge of $1 million related to the premium paid on the early extinguishment and the write-off of related debt discount and issuance costs and this charge has been included within “Restructuring and other charges (recoveries), net.”

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

       Ryder Receivable Funding II, L.L.C. (RRF LLC), a bankruptcy remote, consolidated subsidiary of Ryder has a Trade Receivables Purchase and Sale Agreement (the Trade Receivables Agreement) with two financial institutions. Under this program, Ryder sells certain of its domestic trade accounts receivable to RRF LLC that in turn may sell, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit and (or) committed purchasers. Under the terms of the program, RRF LLC and Ryder have provided representations, warranties, covenants and indemnities that are customary for accounts receivable facilities of this type. We use this program to provide additional liquidity to fund our operations, particularly when the cost of such sales is cost effective compared with other funding programs, notably the issuance of unsecured commercial paper. This program is accounted for as a collateralized financing arrangement. The available proceeds that may be received by RRF LLC under the program are limited to $300 million. RRF LLC’s costs under this program may vary based on changes in Ryder’s unsecured debt ratings and changes in interest rates. If no event occurs which causes early termination, the 364-day program will expire on September 9, 2008. We are currently in the process of renewing this program through September 2009. At June 30, 2008, there were no amounts outstanding under the program. There was $100 million outstanding under the program at December 31, 2007, which was included within “Short-term debt and current portion of long-term debt” on our Consolidated Condensed Balance Sheet.

(K) FAIR VALUE MEASUREMENTS

       Effective January 1, 2008, we adopted SFAS No. 157 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

       Ryder carries various assets and liabilities at fair value in the Consolidated Condensed Balance Sheets. The most significant assets and liabilities are vehicles held for sale, which are carried at fair value less costs to sell, investments held in Rabbi Trusts, derivatives and certain liabilities. The initial adoption of SFAS No. 157 on January 1, 2008 was limited to our investments held in Rabbi Trusts, derivatives and other liabilities. On January 1, 2009, SFAS No. 157 will be adopted for our vehicles held for sale as well as other nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

       The following table presents the fair value of our financial assets and liabilities for which we have adopted SFAS No. 157 as of June 30, 2008, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value Measurements
	At June 30, 2008 Using
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Investments held in Rabbi Trusts	$22,982	—	—	22,982

Liabilities:
Derivative liability	$—	5,337	—	5,337
Other liabilities	25,888	—	—	25,888

Total liabilities at fair value	$25,888	5,337	—	31,225

       The following is a description of the valuation methodologies used for these items, as well as the general classification of such items pursuant to the fair value hierarchy of SFAS No. 157:

       Investments held in Rabbi Trusts— the investments include exchange-traded equity securities and mutual funds. Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy.

       Derivative liability— the derivative is a pay-variable, receive-fixed interest rate swap based on a LIBOR rate. Fair value is based on a model-driven valuation using the LIBOR rate, which is observable at commonly quoted intervals for the full term of the swap. Therefore, our derivative is classified within Level 2 of the fair value hierarchy.

       Other liabilities— other liabilities represent deferred compensation and incentive-based compensation obligations to employees under certain plans. The liabilities related to these plans are adjusted based on changes in the fair value of the underlying employee-directed investments. Since the employee-directed investments are exchange traded equity securities and mutual funds with quoted prices in active markets, the liabilities are classified within Level 1 of the fair value hierarchy.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

       At June 30, 2008 and December 31, 2007, the maximum determinable exposure of each type of guarantee and the corresponding liability, if any, recorded on the Consolidated Condensed Balance Sheets were as follows:

	June 30, 2008		December 31, 2007
	Maximum	Carrying	Maximum	Carrying
	Exposure of	Amount of	Exposure of	Amount of
	Guarantee	Liability	Guarantee	Liability
Guarantee	(In thousands)

Vehicle residual value guarantees—finance lease programs (1)	$3,348	1,032	3,450	1,066
Used vehicle financing	5,480	581	5,679	1,340
Standby letters of credit	6,161	—	6,540	—

Total	$14,989	1,613	15,669	2,406

(1)	Amounts exclude contingent rentals associated with residual value guarantees on certain vehicles held under operating leases for which the guarantees are conditioned upon disposal of the leased vehicles prior to the end of their lease term. At June 30, 2008 and December 31, 2007, Ryder’s maximum exposure for such guarantees was $205 million and $218 million, respectively, with $2 million recorded as a liability at June 30, 2008 and December 31, 2007.

       At June 30, 2008 and December 31, 2007, we had letters of credit and surety bonds outstanding totaling $262 million and $263 million, respectively, which primarily guarantee the payment of insurance claims. Certain of these letters of credit and surety bonds guarantee insurance activities associated with insurance claim liabilities transferred in conjunction with the sale of our automotive transport business, reported as a discontinued operation since 1997. To date, the insurance claims, representing per-claim deductibles payable under third-party insurance policies, have been paid and continue to be paid by the company that assumed such liabilities. However, if all or a portion of the estimated outstanding assumed claims of approximately $6 million at June 30, 2008 are unable to be paid, the third-party insurers may have recourse against certain of the outstanding letters of credit provided by Ryder in order to satisfy the unpaid claim deductibles. In order to reduce our potential exposure to these claims, we have received an irrevocable letter of credit from the purchaser of the business referred to above totaling $8 million at June 30, 2008. Periodically, an actuarial valuation is made in order to better estimate the amount of outstanding insurance claim liabilities.

(M) SHARE REPURCHASE PROGRAMS

       In December 2007, our Board of Directors authorized a $300 million discretionary share repurchase program over a period not to exceed two years. Additionally, our Board of Directors authorized a separate two-year anti-dilutive repurchase program. Under the anti-dilutive program, management is authorized to repurchase shares of common stock in an amount not to exceed the lesser of the number of shares issued to employees upon the exercise of stock options or through the employee stock purchase plan from the period beginning on September 1, 2007 to December 12, 2009, or 2 million shares. Share repurchases of common stock under both plans may be made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management has established prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2007 programs, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended June 30, 2008, we repurchased and retired 925,000 shares under the $300 million program at an aggregate cost of $63 million. For the three months ended June 30, 2008, we repurchased and retired 509,636 shares under the anti-dilutive repurchase program at an aggregate cost of $36 million. For the six months ended June 30, 2008, we repurchased and retired 1,765,000 shares under the $300 million program at an aggregate cost of $113 million. For the six months ended June 30, 2008, we repurchased and retired 1,260,587 shares under the anti-dilutive repurchase program at an aggregate cost of $80 million.

       In May 2007, our Board of Directors authorized a $200 million share repurchase program over a period not to exceed two years. Share repurchases of common stock were made periodically in open-market transactions and were subject to market conditions, legal requirements and other factors. This program was completed during the third quarter of 2007. For the six months ended June 30, 2007, we repurchased and retired 1,640,000 shares under the May 2007 program for an aggregate cost of $87 million.

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

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(In thousands)

Net earnings	$62,946	65,123	$119,027	116,382
Other comprehensive income:
Foreign currency translation adjustments	3,372	28,618	(1,601)	31,501
Net unrealized gain (loss) on derivative instruments	12	(90)	18	(57)
Amortization of transition obligation (1)	(5)	(6)	(11)	(11)
Amortization of net actuarial loss (1)	1,236	3,223	2,284	6,596
Amortization of prior service credit (1)	(514)	(497)	(1,030)	(979)
Pension curtailment (1)	—	10,510	—	10,510

Total comprehensive income	$67,047	106,881	$118,687	163,942

(1)	Amounts pertain to our pension and/or postretirement benefit plans and are presented net of tax.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(O) EMPLOYEE BENEFIT PLANS

       Components of net periodic benefit cost were as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(In thousands)
Pension Benefits
Company-administered plans:
Service cost	$6,196	9,579	$13,881	19,944
Interest cost	23,601	21,637	46,938	43,143
Expected return on plan assets	(30,648)	(29,474)	(61,337)	(58,715)
Amortization of:
Transition obligation	(8)	(7)	(16)	(15)
Net actuarial loss	1,727	4,852	3,132	9,724
Prior service credit	(740)	(722)	(1,482)	(1,418)

	128	5,865	1,116	12,663
Union-administered plans	1,241	1,230	2,424	2,441

Net periodic benefit cost	$1,369	7,095	$3,540	15,104

Company-administered plans:
U.S.	$(1,859)	2,412	$(2,772)	5,879
Non-U.S.	1,987	3,453	3,888	6,784

	128	5,865	1,116	12,663
Union-administered plans	1,241	1,230	2,424	2,441

	$1,369	7,095	$3,540	15,104

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(In thousands)

Postretirement Benefits
Company-administered plans:
Service cost	$345	307	$732	647
Interest cost	681	540	1,372	1,236
Amortization of:
Net actuarial loss	174	47	375	326
Prior service credit	(57)	(57)	(115)	(115)

Net periodic benefit cost	$1,143	837	$2,364	2,094

Company-administered plans:
U.S.	$905	696	$1,888	1,822
Non-U.S.	238	141	476	272

	$1,143	837	$2,364	2,094

       Pension Contributions

       As previously disclosed in our 2007 Annual Report, we expect to contribute approximately $22 million to our pension plans during 2008. During the six months ended June 30, 2008, global contributions of $11 million had been made to our pension plans.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

       Pension Curtailment

       On January 5, 2007, our Board of Directors approved an amendment to freeze U.S. pension plans effective December 31, 2007 for current participants who did not meet certain grandfathering criteria. As a result, these employees ceased accruing further benefits under the pension plans after December 31, 2007 and began participating in an enhanced 401(k) plan. Those participants that met the grandfathering criteria were given the option to either continue to earn benefits in the U.S. pension plans or transition into the enhanced 401(k) plan. All retirement benefits earned as of December 31, 2007 are fully preserved and will be paid in accordance with the plan and legal requirements. Employees hired after January 1, 2007 are not eligible to participate in the U.S. pension plans. The freeze of the U.S. pension plans did not create a curtailment gain or loss; however, in conjunction with the finalization of our pension actuarial valuation, we recognized a reduction in the pension benefit obligation of $16 million and a reduction in the net actuarial loss recognized within accumulated other comprehensive loss of approximately $11 million, net of tax, during the three months ended June 30, 2007.

       Enhanced 401(k) Plan

       Effective January 1, 2008, employees who did not meet the grandfathering criteria for continued participation in the U.S. pension plans are eligible to participate in a new enhanced 401(k) Savings Plan (Enhanced 401(k) Savings Plan). The Enhanced 401(k) Savings Plan provides for (i) a company contribution even if employees do not make contributions, (ii) a company match of employee contributions of eligible pay, subject to IRS limits and (iii) a discretionary company match based on our performance. Our original 401(k) Savings Plan only provided for a discretionary Ryder match based on Ryder’s performance. We did not change the savings plans available to non-pensionable employees. During the three and six months ended June 30, 2008, we recognized total savings plan costs of $6 million and $16 million, respectively. During the three and six months ended June 30, 2007, we recognized total savings plan costs of $1 million and $5 million, respectively.

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

       Our primary measurement of segment financial performance, defined as “Net Before Taxes” (NBT), includes an allocation of Central Support Services (CSS) and excludes restructuring and other charges, net and the Brazil charges described in Note (A), “Interim Financial Statements.” CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal and corporate communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation. CSS costs attributable to the business segments are predominantly allocated to FMS, SCS and DCC as follows:

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

       The following tables set forth financial information for each of Ryder’s business segments and a reconciliation between segment NBT and earnings before income taxes for the three months and six months ended June 30, 2008 and 2007. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

	FMS	SCS	DCC	Eliminations	Total
	(In thousands)
For the three months ended
June 30, 2008
Revenue from external customers	$1,075,607	440,903	143,732	—	1,660,242
Inter-segment revenue	125,735	—	—	(125,735)	—

Total revenue	$1,201,342	440,903	143,732	(125,735)	1,660,242

Segment NBT	$115,792	6,794	12,410	(7,668)	127,328

Unallocated CSS					(8,110)
Restructuring and other charges, net and Brazil charges (1)					(6,543)

Earnings before income taxes					$112,675

Segment capital expenditures (2)	$320,975	10,051	506	—	331,532

Unallocated CSS					3,701

Capital expenditures (3)					$335,233

June 30, 2007
Revenue from external customers	$932,908	583,994	141,067	—	1,657,969
Inter-segment revenue	104,414	—	—	(104,414)	—

Total revenue	$1,037,322	583,994	141,067	(104,414)	1,657,969

Segment NBT	$97,484	15,456	12,508	(7,904)	117,544

Unallocated CSS					(12,053)
Restructuring and other charges, net					(1,155)

Earnings before income taxes					$104,336

Segment capital expenditures (2)	$389,357	4,636	424	—	394,417

Unallocated CSS					3,494

Capital expenditures					$397,911

(1)	Includes Brazil charges of $6 million recorded in the second quarter of 2008. See Note (A),”Interim Financial Statements” for additional information.
(2)	Excludes revenue earning equipment acquired under capital leases.
(3)	Excludes acquisition payments of $114 million during the three months ended June 30, 2008.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	SCS	DCC	Eliminations	Total
	(In thousands)
For the six months ended
June 30, 2008
Revenue from external customers	$2,067,833	855,081	280,910	—	3,203,824
Inter-segment revenue	239,120	—	—	(239,120)	—

Total revenue	$2,306,953	855,081	280,910	(239,120)	3,203,824

Segment NBT	$207,230	15,107	23,726	(15,186)	230,877

Unallocated CSS					(19,650)
Restructuring and other recoveries, net and Brazil charges (1)					(6,465)

Earnings before income taxes					$204,762

Segment capital expenditures (2)	$576,449	24,641	901	—	601,991

Unallocated CSS					7,055

Capital expenditures (3)					$609,046

June 30, 2007
Revenue from external customers	$1,822,105	1,150,400	279,566	—	3,252,071
Inter-segment revenue	203,307	—	—	(203,307)	—

Total revenue	$2,025,412	1,150,400	279,566	(203,307)	3,252,071

Segment NBT	$178,264	26,904	22,860	(16,823)	211,205

Unallocated CSS					(20,340)
Restructuring and other charges, net					(1,691)

Earnings before income taxes					$189,174

Segment capital expenditures (2)	$867,026	13,318	684	—	881,028

Unallocated CSS					4,264

Capital expenditures					$885,292

(1)	Includes Brazil charges of $6 million recorded in the second quarter of 2008. See Note (A),”Interim Financial Statements” for additional information.
(2)	Excludes revenue earning equipment acquired under capital leases.
(3)	Excludes acquisition payments of $207 million during the six months ended June 30, 2008.

       Our customer base includes enterprises operating in a variety of industries including automotive, electronics, high-tech, telecommunications, industrial, consumer goods, paper and paper products, office equipment, food and beverage, general retail industries, and governments. Our largest customer, General Motors Corporation, accounted for approximately 4% and 16% of consolidated revenue for the six months ended June 30, 2008 and 2007, respectively, and is comprised of multiple contracts within our SCS business segment in various geographic regions. Effective January 1, 2008, our contractual relationship for certain transportation management services changed, and we determined, after a formal review of the terms and conditions of the services, that we are acting as an agent based on the revised terms of the arrangement. As a result, total revenue decreased in 2008 due to the reporting of revenue net of subcontracted transportation expense related to this arrangement. This contract represented $179 million and $354 million of total revenue for the three and six months ended June 30, 2007, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(Q) RECENT ACCOUNTING PRONOUNCEMENTS

       In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data to conform to the provisions in this FSP. The provisions of FSP No. EITF 03-6-1 are effective for us retroactively in the first quarter ended March 31, 2009. We are in the process of evaluating the impact of FSP No. EITF 03-6-1 on the calculation and presentation of earnings per share in our consolidated financial statements.

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
AND RESULTS OF OPERATIONS —
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

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

ITEMS AFFECTING COMPARABILITY BETWEEN PERIODS

       Revenue Reporting

       In transportation management arrangements where we act as principal, revenue is reported on a gross basis for subcontracted transportation services billed to our customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Determining whether revenue should be reported as gross (within total revenue) or net (deducted from total revenue) is based on an assessment of whether we are acting as the principal or the agent in the transaction and involves judgment based on the terms and conditions of the arrangement. Effective January 1, 2008, our contractual relationship with a significant customer for certain transportation management services changed, and we determined, after a formal review of the terms and conditions of the services, that we are acting as an agent based on the revised terms of the arrangement. This contract modification required a change in revenue recognition from a gross basis to a net basis for subcontracted transportation beginning on January 1, 2008. This contract represented $179 million and $354 million of total revenue for the three and six months ended June 30, 2007, respectively.

       Accounting Changes

       See Note (B), “Accounting Changes” for a discussion of the impact of changes in accounting standards.

ACQUISITIONS

       We have completed various asset purchase agreements in the past year, under which we acquired a company’s fleet and contractual customers. The combined networks operate under Ryder’s name and complement our existing market coverage and service network. The results of these acquisitions have been included in our consolidated results since the dates of acquisition. The acquisitions were as follows:

	Business			Contractual
Company Acquired	Segment	Date	Vehicles	Customers	Market
Gator Leasing, Inc.	FMS	May 12, 2008	2,300	300	Florida
Lily Transportation Corp.	FMS	January 11, 2008	1,600	200	Northeast U.S.
Pollock NationaLease	FMS/SCS	October 5, 2007	2,000	200	Canada

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

CONSOLIDATED RESULTS

	Three months ended June 30,		Six months ended June 30,		Change 2008/2007
					Three	Six
	2008	2007	2008	2007	Months	Months
	(In thousands, except per share amounts)

Earnings before income taxes	$112,675	104,336	$204,762	189,174	8%	8
Provision for income taxes	49,729	39,213	85,735	72,792	27	18

Net earnings	$62,946	65,123	$119,027	116,382	(3)%	2

Per diluted common share (EPS)	$1.10	1.07	$2.06	1.90	3%	8

Weighted-average shares outstanding — Diluted	57,260	61,090	57,719	61,128	(6)%	(6)

       Earnings before income taxes in the second quarter of 2008 increased $8 million to $113 million and increased $16 million to $205 million in the first six months of 2008, compared to the same periods in the prior year. The growth in operating results in the second quarter and first half of 2008 was driven primarily by better operating performance in our FMS business segment. The growth in operating results was partially offset by declined profitability in our SCS segment including a second quarter pre-tax charge of $6 million ($7 million after-tax) for prior years’ adjustments associated with our Brazilian SCS operation discussed more fully in Note (A), “Interim Financial Statements.”

       Net earnings decreased $2 million in the second quarter of 2008 compared to the same period in 2007 as our better operating performance was more than offset by the impact of non-deductible foreign losses. Net earnings increased $3 million in the first six months of 2008 compared to the same period in 2007 as a result of better operating performance which was partially offset by the impact of non-deductible foreign losses in the second quarter of 2008.

       EPS growth in the first half of 2008 exceeded the net earnings growth reflecting the impact of share repurchase programs. See “Operating Results by Business Segment” for a further discussion of operating results.

	Three months ended June 30,		Six months ended June 30,		Change 2008/2007
					Three	Six
	2008	2007	2008	2007	Months	Months
	(In thousands)

Revenue:
Fleet Management Solutions	$1,201,342	1,037,322	$2,306,953	2,025,412	16%	14
Supply Chain Solutions	440,903	583,994	855,081	1,150,400	(25)	(26)
Dedicated Contract Carriage	143,732	141,067	280,910	279,566	2	—
Eliminations	(125,735)	(104,414)	(239,120)	(203,307)	(20)	(18)

Total	$1,660,242	1,657,969	$3,203,824	3,252,071	—%	(1)

Operating revenue (1)	$1,215,940	1,157,067	$2,388,243	2,276,274	5%	5

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our businesses and as a measure of sales activity. FMS fuel services revenue net of related intersegment billings, which is directly impacted by fluctuations in market fuel prices, is excluded from the operating revenue computation as fuel is largely a pass-through to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. Subcontracted transportation is deducted from total revenue to arrive at operating revenue as subcontracted transportation is typically a pass-through to our customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Operating revenue is also a primary internal operating metric used to measure segment performance. Refer to the section titled “Non-GAAP Financial Measures” for a reconciliation of total revenue to operating revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

       Total revenue was flat in the second quarter of 2008 at $1.66 billion and decreased 1% to $3.20 billion in the first half of 2008, compared with the same periods in 2007. Total revenue in 2008 was impacted by a change, effective January 1, 2008, in our contractual relationship with a significant customer that required a change in revenue recognition from a gross basis to a net basis for subcontracted transportation. This change did not impact operating revenue or earnings. In the second quarter and first half of 2007, we recorded revenue of $179 million and $354 million, respectively, related to this contractual relationship. Excluding this item, total revenue increased in the second quarter and first half of 2008 as a result of higher FMS revenue driven by fuel services and contractual revenue. Operating revenue increased 5% in the second quarter and first half of 2008, compared with the same periods in 2007, primarily due to acquisitions and contractual revenue growth. Total revenue and operating revenue in the second quarter and first half of 2008 included a favorable foreign exchange impact of 1% due primarily to the strengthening of the Canadian dollar.

	Three months ended June 30,		Six months ended June 30,		Change 2008/2007
					Three	Six
	2008	2007	2008	2007	Months	Months
	(Dollars in thousands)

Operating expense (exclusive of items shown separately)	$843,107	701,351	$1,606,874	1,368,559	20%	17
Percentage of revenue	51%	42%	50%	42%

       Operating expense and operating expense as a percentage of revenue increased in 2008 compared with the same periods in 2007 primarily as a result of higher average fuel costs in 2008.

       We retain a portion of the accident risk under vehicle liability and workers’ compensation insurance programs. Our self-insurance accruals are based on actuarially estimated, undiscounted cost of claims, which includes claims incurred but not reported. While we believe that our estimation processes are well designed, every estimation process is inherently subject to limitations. Fluctuations in the frequency or severity of accidents make it difficult to precisely predict the ultimate cost of claims. In recent years, our development has been favorable compared to historical selected loss development factors because of improved safety performance, payment patterns and settlement patterns; however, there is no assurance we will continue to have similar favorable development in the future. During the three months ended June 30, 2008 and 2007, we recorded a benefit of $6 million and $5 million, respectively, from favorable development in estimated prior years’ self-insured loss reserves for the reasons noted above. During the six months ended June 30, 2008 and 2007, we recorded a benefit of $10 million and $9 million, respectively, from favorable development in estimated prior years’ self-insured loss reserves for the reasons noted above.

	Three months ended June 30,		Six months ended June 30,		Change 2008/2007
					Three	Six
	2008	2007	2008	2007	Months	Months
	(Dollars in thousands)

Salaries and employee-related costs	$354,043	344,702	$712,413	698,866	3%	2
Percentage of revenue	21%	21%	22%	21%
Percentage of operating revenue	29%	30%	30%	31%

       Salaries and employee-related costs increased in the second quarter and first half of 2008 compared with the same periods in 2007 primarily due to the impact of foreign exchange rate changes and higher incentive-based compensation. Headcount as of June 30, 2008 was slightly lower compared to the prior year.

       Pension expense decreased $6 million in the second quarter of 2008 and $12 million in the first half of 2008, compared to the same periods in the prior year primarily as a result of the freeze of the U.S. pension plans. In connection with the freeze of the U.S. pension plans on January 1, 2008, we provided an enhanced 401(k) savings plan to employees. Refer to Note (O), “Employee Benefit Plans” in the Notes to Consolidated Condensed Financial Statements for additional information. Total savings plan costs increased $5 million and $11 million in the second quarter and first half of 2008, respectively, compared to 2007, primarily as a result of the enhanced 401(k) plan.

	Three months ended June 30,		Six months ended June 30,		Change 2008/2007
					Three	Six
	2008	2007	2008	2007	Months	Months
	(Dollars in thousands)

Subcontracted transportation	$93,699	256,986	$169,030	504,215	(64)%	(66)
Percentage of revenue	6%	16%	5%	16%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

       Subcontracted transportation expense represents freight management costs on logistics contracts for which we purchase transportation from third parties. Subcontracted transportation expense is directly impacted by whether we are acting as an agent or principal in our transportation management contracts. To the extent that we are acting as a principal, revenue is reported on a gross basis and carriage costs to third parties are recorded as subcontracted transportation expense. The impact to net earnings is the same whether we are acting as an agent or principal in the arrangement. Effective January 1, 2008, our contractual relationship with a significant customer changed, and we determined, after a formal review of the terms and conditions of the services, we are acting as an agent based on the revised terms of the arrangement. As a result, the amount of total revenue and subcontracted transportation expense decreased by $179 million in the second quarter and $354 million in the first half of 2008, compared to the same periods in the prior year due to the reporting of revenue net of subcontracted transportation expense for this particular customer contract. The decrease in subcontracted transportation expense as a result of net revenue reporting in the second quarter and first half of 2008 compared to the same periods in the prior year was slightly offset by increased volumes of freight management activity from new and expanded business.

	Three months ended June 30,		Six months ended June 30,		Change 2008/2007
					Three	Six
	2008	2007	2008	2007	Months	Months
	(In thousands)

Depreciation expense	$209,250	202,270	$415,210	398,454	3%	4
Gains on vehicle sales, net	(10,164)	(13,533)	(22,590)	(28,566)	(25)	(21)
Equipment rental	20,295	22,319	41,821	42,841	(9)	(2)

       Depreciation expense relates primarily to FMS revenue earning equipment. Depreciation expense increased in the second quarter and first half of 2008, compared with the same periods in 2007, reflecting the impact of recent acquisitions and foreign exchange rate changes. The increases were partially offset by lower adjustments in the carrying value of vehicles held for sale of $2 million and $4 million during the second quarter and first half of 2008, respectively, compared to the same periods in the prior year.

       Gains on vehicle sales, net decreased in the second quarter and first half of 2008 compared with the same periods in 2007 primarily due to a decline in the number of vehicles sold and a decline in the average price of vehicles sold, primarily in our used truck class.

       Equipment rental consists primarily of rent expense for FMS revenue earning equipment under lease. The decrease in equipment rental in the second quarter and first half of 2008 compared to the same periods in 2007 reflects a reduction in the average number of leased vehicles.

	Three months ended June 30,		Six months ended June 30,		Change 2008/2007
					Three	Six
	2008	2007	2008	2007	Months	Months
	(Dollars in thousands)

Interest expense	$37,588	40,841	$75,016	80,211	(8)%	(6)
Effective interest rate	5.2%	5.7%	5.3%	5.6%

       Interest expense decreased in the second quarter of 2008 compared with the same period in 2007 due to a lower average cost of debt. Interest expense decreased in the first half of 2008 compared with the same period in 2007 due to a lower average cost of debt and lower average debt balances. The lower effective interest rate in 2008 compared to 2007 primarily resulted from lower commercial paper borrowing rates.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(In thousands)

Miscellaneous (income) expense, net	$(296)	(2,458)	$1,321	(3,374)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

       Miscellaneous (income) expense, net consists of investment (income) losses on securities used to fund certain benefit plans, interest income, (gains) losses from sales of operating property, foreign currency transaction (gains) losses, and other non-operating items. Miscellaneous (income) expense, net decreased in the second quarter and first half of 2008 compared with the same periods in 2007 primarily due to declining market performance of investments classified as trading securities and lower gains on sales of properties.

	Three months ended June 30,		Six months ended June 30, ,
	2008	2007	2008	2007
	(In thousands)

Restructuring and other charges (recoveries), net	$45	1,155	$(33)	1,691

       Restructuring and other charges (recoveries), net in the second quarter and first half of 2008 related to facility and employee severance charges recorded in prior periods that were adjusted based on refinements in estimates. Restructuring and other charges, net in the second quarter and first half of 2007 primarily related to a charge of $1 million incurred to extinguish debentures that were originally set to mature in 2017. The charge included the premium paid on the early extinguishment of debt and the write-off of related debt discount and issuance costs. Restructuring and other charges, net in the six months ended June 30, 2007 also included costs for information technology transition and employee severance and benefits incurred in connection with global cost savings initiatives announced in the fourth quarter of 2006.

	Three months ended June 30,		Six months ended June 30,		Change 2008/2007
					Three	Six
	2008	2007	2008	2007	Months	Months
	(Dollars in thousands)

Provision for income taxes	$49,729	39,213	$85,735	72,792	27%	18
Effective tax rate	44.1%	37.6%	41.9%	38.5%

       Our effective income tax rate for the second quarter and first half of 2008 increased as compared with the same periods in 2007 primarily due to the adverse impact of higher non-deductible foreign losses in the current year, mostly in our Brazil operations. During the second quarter of 2007, the State of New York enacted changes to its tax system which resulted in favorable adjustments to deferred income taxes of $1 million in the prior year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended June 30,		Six months ended June 30,		Change 2008/2007
					Three	Six
	2008	2007	2008	2007	Months	Months
	(In thousands)
Revenue:
Fleet Management Solutions	$1,201,342	1,037,322	$2,306,953	2,025,412	16%	14
Supply Chain Solutions	440,903	583,994	855,081	1,150,400	(25)	(26)
Dedicated Contract Carriage	143,732	141,067	280,910	279,566	2	—
Eliminations	(125,735)	(104,414)	(239,120)	(203,307)	(20)	(18)

Total	$1,660,242	1,657,969	$3,203,824	3,252,071	—%	(1)

Operating Revenue:
Fleet Management Solutions	$776,337	742,223	$1,523,919	1,456,130	5%	5
Supply Chain Solutions	349,655	329,966	691,655	652,048	6	6
Dedicated Contract Carriage	141,281	138,109	275,306	273,703	2	1
Eliminations	(51,333)	(53,231)	(102,637)	(105,607)	4	3

Total	$1,215,940	1,157,067	$2,388,243	2,276,274	5%	5

NBT:
Fleet Management Solutions	$115,792	97,484	$207,230	178,264	19%	16
Supply Chain Solutions	6,794	15,456	15,107	26,904	(56)	(44)
Dedicated Contract Carriage	12,410	12,508	23,726	22,860	(1)	4
Eliminations	(7,668)	(7,904)	(15,186)	(16,823)	3	10

	127,328	117,544	230,877	211,205	8	9
Unallocated Central Support Services	(8,110)	(12,053)	(19,650)	(20,340)	33	3
Restructuring and other charges, net and Brazil charges (1)	(6,543)	(1,155)	(6,465)	(1,691)	NA	NA

Earnings before income taxes	$112,675	104,336	$204,762	189,174	8%	8

(1)	Includes the Brazil charges of $6 million recorded in the second quarter of 2008. See Note (A), “Interim Financial Statements” in the Notes to Consolidated Condensed Financial Statements for additional information.

       As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Net Before Taxes” (NBT), which includes an allocation of Central Support Services (CSS) and excludes restructuring and other charges, net and the Brazil charges described in Note (A), “Interim Financial Statements,” in the Notes to Consolidated Condensed Financial Statements. CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal and corporate communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included within the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation. See Note (P), “Segment Reporting,” in the Notes to Consolidated Condensed Financial Statements for a description of how the remainder of CSS costs is allocated to the business segments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

       The following table provides a reconciliation of items excluded from our segment NBT measure to their classification within our Consolidated Condensed Statements of Earnings:

	Consolidated
	Condensed Statements of	Three months ended June 30,		Six months ended June 30,
Description	Earnings Line Item (1)	2008	2007	2008	2007
			(In thousands)
Restructuring and other (charges) recoveries, net	Restructuring	$(45)	(1,155)	$33	(1,691)
Brazil charges (2)	Operating expense	(4,877)	—	(4,877)	—
Brazil charges (2)	Subcontracted transportation	(1,621)	—	(1,621)	—

Restructuring and other charges, net and Brazil charges		$(6,543)	(1,155)	$(6,465)	(1,691)

(1)	Restructuring refers to “Restructuring and other charges (recoveries), net” on our Consolidated Condensed Statements of Earnings.
(2)	See Note (A), “Interim Financial Statements” in the Notes to Consolidated Condensed Financial Statements for additional information.

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

       The following table sets forth equipment contribution included in NBT for our SCS and DCC business segments:

	Three months ended June 30,		Six months ended June 30,		Change 2008/2007
					Three	Six
	2008	2007	2008	2007	Months	Months
	(In thousands)
Equipment contribution:
Supply Chain Solutions	$4,163	4,194	$8,298	8,934	(1)%	(7)
Dedicated Contract Carriage	3,505	3,710	6,888	7,889	(6)	(13)

Total	$7,668	7,904	$15,186	16,823	(3)%	(10)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Fleet Management Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2008/2007
					Three	Six
	2008	2007	2008	2007	Months	Months
	(Dollars in thousands)
Full service lease	$516,136	489,245	$1,020,297	965,149	5%	6
Contract maintenance	41,895	40,022	82,532	77,223	5	7

Contractual revenue	558,031	529,267	1,102,829	1,042,372	5	6
Contract-related maintenance	50,134	50,050	101,844	102,195	—	—
Commercial rental	146,567	145,312	279,305	276,333	1	1
Other	21,605	17,594	39,941	35,230	23	13

Operating revenue (1)	776,337	742,223	1,523,919	1,456,130	5	5
Fuel services revenue	425,005	295,099	783,034	569,282	44	38

Total revenue	$1,201,342	1,037,322	$2,306,953	2,025,412	16%	14

Segment NBT	$115,792	97,484	$207,230	178,264	19%	16

Segment NBT as a % of total revenue	9.6%	9.4%	9.0%	8.8%	20 bps	20 bps

Segment NBT as a % of operating revenue (1)	14.9%	13.1%	13.6%	12.2%	180 bps	140 bps

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our FMS business segment and as a measure of sales activity. Fuel services revenue, which is directly impacted by fluctuations in market fuel prices, is excluded from our operating revenue computation as fuel is largely a pass-through to customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs.

       Total revenue increased 16% during the second quarter of 2008 and increased 14% during the first half of 2008 compared to the same periods in 2007 due to higher fuel services revenue as a result of higher average fuel prices slightly offset by reduced volumes. Operating revenue (revenue excluding fuel) increased 5% in the second quarter and first half of 2008 compared with the same periods in 2007 as a result of acquisitions and favorable movements in foreign currency exchange rates. Total revenue and operating revenue in the second quarter and first half of 2008 included a favorable foreign exchange impact of 1%.

       Full service lease revenue grew 5% in the second quarter and 6% in the first half of 2008 compared with the same periods in 2007 reflecting growth in the North American market, including acquisitions. Contract maintenance revenue increased 5% in the second quarter of 2008 and 7% in the first half of 2008 compared with the same periods in 2007 primarily due to new contract sales. We expect favorable contractual revenue comparisons to continue for the remainder of the year due to recent acquisitions and contract sales. Commercial rental revenue increased 1% in the second quarter and first half of 2008 compared with the same periods in 2007 reflecting higher utilization on a smaller fleet. We expect similar commercial rental revenue comparisons to continue in the near term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

       The following table provides rental statistics for the U.S. fleet, which generates approximately 80% of total commercial rental revenue:

	Three months ended June 30,		Six months ended June 30,		Change 2008/2007
					Three	Six
	2008	2007	2008	2007	Months	Months
	(Dollars in thousands)
Non-lease customer rental revenue	$68,184	65,508	$125,161	118,192	4%	6

Lease customer rental revenue (1)	$47,159	51,894	$94,727	107,585	(9)%	(12)

Average commercial rental fleet size – in service (2)	27,600	29,400	27,500	29,900	(6)%	(8)

Average commercial rental power fleet size – in service (2), (3)	20,300	20,900	19,900	21,500	(3)%	(7)

Commercial rental utilization – power fleet	72.8%	70.6%	71.2%	67.4%	220 bps	380 bps

(1)	Lease customer rental revenue is revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.
(2)	Number of units rounded to nearest hundred and calculated using average daily unit counts.
(3)	Fleet size excluding trailers.

       FMS NBT increased $18 million in the second quarter of 2008 and increased $29 million in the first half of 2008 compared with the same periods in 2007 primarily because of improved contractual business performance, and to a lesser extent, from higher fuel margins associated with unusually rapid increases in fuel prices and the impact of acquisitions. NBT for the first half of 2008 also benefited from lower sales and marketing expenses compared to the same period in the prior year. The increase in NBT was partially offset by higher incentive-based compensation costs during the second quarter and first half of 2008 compared to the same periods in 2007. Overall used vehicle results in 2008 reflect the impact of a smaller used truck inventory compared to the prior year. Gains from the sale of used vehicles decreased primarily because of a decline in the number of used vehicles sold and declines in the average price of vehicles sold, and were more than offset by lower carrying costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

       Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):

				Change
	June 30,	December 31,	June 30,	Jun. 2008/	Jun. 2008/
	2008	2007	2007	Dec. 2007	Jun. 2007
End of period vehicle count

By type:
Trucks	64,800	62,800	65,200	3%	(1)
Tractors	51,000	50,400	54,200	1	(6)
Trailers	39,800	40,400	40,500	(1)	(2)
Other	7,000	7,100	7,100	(1)	(1)

Total	162,600	160,700	167,000	1%	(3)

By ownership:
Owned	157,100	155,100	159,900	1%	(2)
Leased	5,500	5,600	7,100	(2)	(23)

Total	162,600	160,700	167,000	1%	(3)

By product line:
Full service lease	119,000	115,500	115,800	3%	3
Commercial rental	34,900	34,100	36,200	2	(4)
Service vehicles and other	3,300	3,600	3,500	(8)	(6)

Active units	157,200	153,200	155,500	3	1
Held for sale	5,400	7,500	11,500	(28)	(53)

Total	162,600	160,700	167,000	1%	(3)

Customer vehicles under contract maintenance	34,200	31,500	29,800	9%	15

Quarterly average vehicle count

By product line:
Full service lease	117,800	115,200	116,800	2%	1
Commercial rental	34,800	34,600	36,200	1	(4)
Service vehicles and other	3,400	3,600	3,500	(6)	(3)

Active units	156,000	153,400	156,500	2	—
Held for sale	6,000	8,100	11,200	(26)	(46)

Total	162,000	161,500	167,700	—%	(3)

Customer vehicles under contract maintenance	33,300	31,000	30,800	7%	8

Year-to-date average vehicle count

By product line:
Full service lease	116,900	116,500	117,500	—%	(1)
Commercial rental	34,600	35,700	36,400	(3)	(5)
Service vehicles and other	3,500	3,500	3,500	—	—

Active units	155,000	155,700	157,400	—	(2)
Held for sale	6,500	9,300	10,300	(30)	(37)

Total	161,500	165,000	167,700	(2)%	(4)

Customer vehicles under contract maintenance	32,600	30,800	31,000	6%	5

Note:	Prior year vehicle counts have been restated to conform to current year presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

       The totals in the previous table include the following non-revenue earning equipment for the U.S. fleet (number of units rounded to nearest hundred):

				Change
	June 30,	December 31,	June 30,	Jun. 2008/	Jun. 2008/
	2008	2007	2007	Dec. 2007	Jun. 2007

Not yet earning revenue (NYE)	1,000	900	2,100	11%	(52)
No longer earning revenue (NLE):
Units held for sale	4,600	6,400	10,300	(28)	(55)
Other NLE units	900	1,000	1,600	(10)	(44)

Total (1)	6,500	8,300	14,000	(22)%	(54)

(1)	Non-revenue earning equipment for FMS operations outside the U.S. totaled approximately 1,100 vehicles at June 30, 2008, 1,900 vehicles at December 31, 2007 and 1,000 vehicles at June 30, 2007, which are not included above.

       NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. For 2008, the number of NYE units decreased compared to the same period in the prior year consistent with the reduced volume of lease sales and replacement activity. NLE units represent all vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. For 2008, the number of NLE units decreased compared to the prior year because of reduced used vehicle inventory levels. We expect favorable NLE comparisons to continue throughout the year as 2007 levels were impacted by higher lease replacement activity and a higher amount of rental units being out serviced to match market demand.

Supply Chain Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2008/2007
					Three	Six
	2008	2007	2008	2007	Months	Months
	(Dollars in thousands)

U.S. operating revenue:
Automotive and industrial	$147,003	138,299	$293,300	275,112	6%	7
High-tech and consumer industries	80,350	74,527	152,189	149,000	8	2
Transportation management	10,145	8,110	19,069	16,547	25	15

U.S. operating revenue	237,498	220,936	464,558	440,659	7	5
International operating revenue	112,157	109,030	227,097	211,389	3	7

Total operating revenue (1)	349,655	329,966	691,655	652,048	6	6
Subcontracted transportation	91,248	254,028	163,426	498,352	(64)	(67)

Total revenue	$440,903	583,994	$855,081	1,150,400	(25)%	(26)

Segment NBT	$6,794	15,456	$15,107	26,904	(56)%	(44)

Segment NBT as a % of total revenue	1.5%	2.6%	1.8%	2.3%	(110)bps	(50)bps

Segment NBT as a % of total operating revenue (1)	1.9%	4.7%	2.2%	4.1%	(280)bps	(190)bps

Memo: Fuel costs	$47,225	31,322	$87,674	59,208	51%	48

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of the SCS business segment and as a measure of sales activity. Subcontracted transportation is deducted from total revenue to arrive at operating revenue as subcontracted transportation is typically a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Operating revenue is also a primary internal operating metric and is used to measure segment performance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

       Total revenue decreased 25% in the second quarter of 2008 and decreased 26% in the first half of 2008 compared to the same periods in 2007 as a result of net reporting of a transportation management arrangement previously reported on a gross basis. Effective January 1, 2008, our contractual relationship with a significant customer for certain transportation management services changed, and we determined, after a formal review of the terms and conditions of the services, that we are acting as an agent based on the revised terms of the arrangement. As a result, the amount of total revenue and subcontracted transportation expense decreased by $179 million and $354 million from the second quarter and first half of 2007, respectively, due to the reporting of revenue net of subcontracted transportation expense related to this arrangement. This change did not impact operating revenue or net earnings. Operating revenue grew 6% in the three and six months ended June 30, 2008 compared to the same periods in 2007 due to the favorable impact of foreign exchange rates, higher fuel costs and new and expanded business. The growth in operating revenue in these periods was partially offset by automotive strikes. Our largest customer, General Motors Corporation, accounted for approximately 17% and 16% of SCS total revenue and operating revenue for the first half of 2008, and is comprised of multiple contracts in various geographic regions. For the first half of 2007, General Motors Corporation accounted for approximately 44% and 20% of SCS total revenue and operating revenue, respectively. In the second quarter of 2008, SCS total revenue and operating revenue included a favorable foreign currency exchange impact of 3% and 2%, respectively. In the first half of 2008, SCS total revenue and operating revenue included a favorable foreign currency exchange impact of 3% and 2%, respectively. We expect similar revenue comparisons for the remainder of the year.

       SCS NBT decreased $9 million and $12 million in the second quarter and first half of 2008, respectively, compared to the same periods in 2007 due to lower operating results in Brazil and the adverse impact of several North American automotive strikes. Brazil results in the second quarter declined $8 million compared to prior year due to higher transportation costs, the impact from customs and cross-border strikes and adverse developments in 2008 related to certain litigation-related matters. Results were negatively impacted by $3 million in the second quarter of 2008 and $4 million in the first half of 2008 from North American automotive strikes which ended during May 2008. Higher overhead spending also contributed to the decrease in NBT in the second quarter and first half of 2008 as a result of higher sales, marketing and technology investments and costs incurred for a facility relocation.

Dedicated Contract Carriage

	Three months ended June 30,		Six months ended June 30,		Change 2008/2007
					Three	Six
	2008	2007	2008	2007	Months	Months
	(Dollars in thousands)

Operating revenue (1)	$141,281	138,109	$275,306	273,703	2%	1
Subcontracted transportation	2,451	2,958	5,604	5,863	(17)	(4)

Total revenue	$143,732	141,067	$280,910	279,566	2%	—

Segment NBT	$12,410	12,508	$23,726	22,860	(1)%	4

Segment NBT as a % of total revenue	8.6%	8.9%	8.4%	8.2%	(30)bps	20 bps

Segment NBT as a % of operating revenue (1)	8.8%	9.1%	8.6%	8.4%	(30)bps	20 bps

Memo: Fuel costs	$36,457	26,522	$67,228	51,180	37%	31

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of the DCC business segment and as a measure of sales activity. Subcontracted transportation is deducted from total revenue to arrive at operating revenue as subcontracted transportation is typically a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Operating revenue is also a primary internal operating metric and is used to measure segment performance.

       Operating revenue increased 2% in the second quarter of 2008 and 1% in the first half of 2008 compared to the same periods in 2007 as a result of the pass-through of higher fuel costs partially offset by the non-renewal of certain customer contracts. Total revenue increased 2% in the second quarter of 2008 and was flat in the first six months of 2008 compared to the same periods in the prior year. We expect favorable revenue comparisons for the remainder of the year due to higher fuel costs pass throughs and recent sales activity.

       DCC NBT decreased 1% in the three months ended June 30, 2008 compared with the same period in 2007 as higher safety and insurance costs was offset by improved operating performance. DCC NBT grew $1 million in the six months ended June 30, 2008 compared with the same period in 2007 as a result of improved operating performance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

Central Support Services

	Three months ended June 30,		Six months ended June 30,		Change 2008/2007
					Three	Six
	2008	2007	2008	2007	Months	Months
	(In thousands)

Human resources	$3,864	3,966	$7,756	7,857	(3)%	(1)
Finance	13,806	14,820	27,596	28,675	(7)	(4)
Corporate services and public affairs	2,864	2,882	6,725	5,803	(1)	16
Information technology	14,153	13,188	28,111	26,171	7	7
Health and safety	2,059	2,077	4,025	4,157	(1)	(3)
Other	8,356	11,258	17,669	19,901	(26)	(11)

Total CSS	45,102	48,191	91,882	92,564	(6)	(1)
Allocation of CSS to business segments	(36,992)	(36,138)	(72,232)	(72,224)	2	—

Unallocated CSS	$8,110	12,053	$19,650	20,340	(33)%	(3)

       Total and unallocated CSS costs in the second quarter of 2008 decreased compared to the same period in 2007 primarily due to a $2 million charge in 2007 related to an adjustment in the amortization of restricted stock unit compensation expense and higher foreign currency transaction losses. Total and unallocated CSS costs in the first half of 2008 decreased compared to the same period in 2007 as higher spending on information technology initiatives and public affairs were offset by the restricted stock charge in the prior year and higher foreign currency transaction losses.

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows

       The following is a summary of our cash flows from operating, financing and investing activities:

	Six months ended June 30,
	2008	2007
	(in thousands)

Net cash provided by (used in):
Operating activities	$522,470	505,215
Financing activities	50,672	(37,329)
Investing activities	(585,968)	(489,312)
Effect of exchange rate changes on cash	3,796	2,756

Net change in cash and cash equivalents	$(9,030)	(18,670)

       A detail of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.

       Cash provided by operating activities increased to $522 million in the first half of 2008 compared with $505 million in 2007, due primarily to improved cash-based earnings. Cash provided by financing activities in the first half of 2008 was $51 million compared with cash used of $37 million in 2007. Cash provided by financing activities in the first half of 2008 reflects lower debt repayments partially offset by higher share repurchase activity. Cash used in investing activities increased to $586 million in the first half of 2008 compared with $489 million in 2007 primarily due to acquisition-related payments and the proceeds from the sale-leaseback in 2007 partially offset by lower vehicle capital spending.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

       The following table shows the sources of our free cash flow computation:

	Six months ended June 30,
	2008	2007
	(In thousands)

Net cash provided by operating activities	$522,470	505,215
Sales of revenue earning equipment	140,464	191,645
Sales of operating property and equipment	2,421	3,475
Sale and leaseback of revenue earning equipment	—	150,348
Collections on direct finance leases	31,899	31,811
Other, net	395	750

Total cash generated	697,649	883,244
Purchases of property and revenue earning equipment	(609,046)	(885,292)

Free cash flow	$88,603	(2,048)

       The improvement in free cash flow to $89 million for the six months ended June 30, 2008 compared with negative $2 million for the same period in 2007 was driven by the anticipated decrease in vehicle capital spending levels which was partially offset by the proceeds from the 2007 sale and leaseback transaction. We anticipate positive free cash flow to continue in 2008.

       The following table provides a summary of capital expenditures:

	Six months ended June 30,
	2008	2007
	(In thousands)
Revenue earning equipment: (1)
Full service lease	$462,441	553,292
Commercial rental	119,850	188,989

	582,291	742,281
Operating property and equipment	56,730	45,835

Total capital expenditures	639,021	788,116
Changes in accounts payable related to purchases of revenue earning equipment	(29,975)	97,176

Cash paid for purchases of property and revenue earning equipment	$609,046	885,292

(1)	Capital expenditures exclude revenue earning equipment acquired under capital leases of $1 million and $11 million during the six months ended June 30, 2008 and 2007, respectively.

       Capital expenditures on an accrual basis of $639 million were lower for the first half of 2008 compared with the same period in 2007 principally as a result of lower full service lease vehicle spending for expansion of customer fleets, increased lease term extensions and reduced rental spending to meet market demand. We are now anticipating full-year 2008 accrual basis capital expenditures to be approximately $1.28 billion, down from plan of $1.44 billion. This current capital expenditures forecast reflects a decrease of $160 million from plan, due to lower lease spending slightly offset by modestly higher spending on commercial rental vehicles.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

       The following table shows the movements in our debt balance:

	Six months ended June 30,
	2008	2007
	(In thousands)
Debt balance at January 1	$2,776,129	2,816,943

Cash-related changes in debt:
Net change in commercial paper borrowings	2,592	(45,643)
Proceeds from issuance of medium-term notes	250,000	250,000
Proceeds from issuance of other debt instruments	213,269	238,763
Retirement of medium-term notes and debentures	(30,000)	(163,020)
Other debt repaid, including capital lease obligations	(220,509)	(228,463)

	215,352	51,637
Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	(5,337)	(89)
Addition of capital lease obligations, including acquisitions	1,868	11,230
Changes in foreign currency exchange rates and other non-cash items	2,183	20,238

Total changes in debt	214,066	83,016

Debt balance at June 30	$2,990,195	2,899,959

       In accordance with our funding philosophy, we attempt to match the average remaining re-pricing life of our debt with the average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25 — 45% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total obligations (including notional value of swap agreements) was 37% at June 30, 2008 and 31% at December 31, 2007.

       Ryder’s leverage ratios and a reconciliation of on-balance sheet debt to total obligations were as follows:

	June 30,	% to	December 31,	% to
	2008	Equity	2007	Equity
		(Dollars in thousands)
On-balance sheet debt	$2,990,195	162%	2,776,129	147%
Off-balance sheet debt—PV of minimum lease payments and guaranteed residual values under operating leases for vehicles (1)	168,726		177,992

Total obligations	$3,158,921	171%	2,954,121	157%

(1)	Present value (PV) does not reflect payments Ryder would be required to make if we terminated the related leases prior to the scheduled expiration dates.

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

       Our leverage ratios increased in 2008 as the spending required to support our contractual full service lease business, acquisitions and share repurchase programs more than offset improved operating cash flows. Our long-term target percentage of total obligations to equity is 250% to 300% while maintaining a strong investment grade rating. We believe this leverage range is appropriate for our business due to the liquidity of our vehicle portfolio and because a substantial component of our assets is supported by long-term customer leases.

       Our ability to access unsecured debt in the capital markets is linked to both our short-term and long-term debt ratings. These ratings are intended to provide guidance to investors in determining the credit risk associated with particular Ryder securities based on current information obtained by the rating agencies from us or from other sources that such agencies consider to be reliable. Lower ratings generally result in higher borrowing costs as well as reduced access to unsecured capital markets. Market conditions will also impact our borrowing costs. Based on current market conditions, we have evaluated our ability to access the unsecured debt markets and believe that we have the ability to issue unsecured debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

       A significant downgrade of our short-term debt ratings would impair our ability to issue commercial paper. As a result, we would have to rely on our other established short-term funding sources. Our debt ratings at June 30, 2008 were as follows:

	Short-term	Long-term	Outlook

Moody’s Investors Service	P2	Baa1	Stable (June 2004)
Standard & Poor’s Ratings Services	A2	BBB+	Stable (April 2005)
Fitch Ratings	F2	A-	Stable (July 2005)

       We can borrow up to $870 million through a global revolving credit facility with a syndicate of twelve lenders. The credit facility matures in May 2010 and is used primarily to finance working capital and provide support for the issuance of commercial paper in the U.S. and Canada. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at June 30, 2008). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 11.0 basis points, which applies to the total facility of $870 million, and is based on Ryder’s current credit ratings. The credit facility contains no provisions restricting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated tangible net worth, as defined in the agreement, of less than or equal to 300%. The ratio at June 30, 2008 was 146%. At June 30, 2008, $296 million was available under the credit facility. Foreign borrowings of $39 million were outstanding under the facility at June 30, 2008.

       In February 2008, we issued $250 million of unsecured medium-term notes maturing in March 2013. The proceeds from the notes were used for general corporate purposes. Concurrently, we entered into an interest rate swap with a notional amount of $250 million maturing in March 2013. The swap was designated as a fair value hedge whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. At June 30, 2008, the interest rate swap agreement effectively changed $250 million of fixed-rate debt with an interest rate of 6.00% to LIBOR-based floating-rate debt at a rate of 5.15%. Changes in the fair value of the interest rate swap are offset by changes in the fair value of the debt instrument. Accordingly, there is no ineffectiveness related to the interest rate swap. During the three and six months ended June 30, 2008, the decrease in the fair value of the interest rate swap was $11 million and $5 million, respectively.

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

       Ryder Receivable Funding II, L.L.C. (RRF LLC), a bankruptcy remote, consolidated subsidiary of Ryder has a Trade Receivables Purchase and Sale Agreement (the Trade Receivables Agreement) with two financial institutions. Under this program, Ryder sells certain of its domestic trade accounts receivable to RRF LLC that in turn may sell, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit and (or) committed purchasers. Under the terms of the program, RRF LLC and Ryder have provided representations, warranties, covenants and indemnities that are customary for accounts receivable facilities of this type. We use this program to provide additional liquidity to fund our operations, particularly when the cost of such sales is cost effective compared with other funding programs, notably the issuance of unsecured commercial paper. This program is accounted for as a collateralized financing arrangement. The available proceeds that may be received by RRF LLC under the program are limited to $300 million. RRF LLC’s costs under this program may vary based on changes in Ryder’s unsecured debt ratings and changes in interest rates. If no event occurs which causes early termination, the 364-day program will expire on September 9, 2008. We are currently in the process of renewing this program through September 2009. At June 30, 2008, there were no amounts outstanding under the program. There was $100 million outstanding under the program at December 31, 2007, which was included within “Short-term debt and current portion of long-term debt” on our Consolidated Condensed Balance Sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

       At June 30, 2008, we had the following amounts available to fund operations under the aforementioned facilities:

(In millions)

Global revolving credit facility	$296
Trade receivables program	300
Automatic shelf registration	Indeterminate

       We believe that our existing cash and cash equivalents, operating cash flows, commercial paper program, revolving credit facility, shelf registration with the SEC and the trade receivables program will adequately meet our working capital and capital expenditure needs for the foreseeable future. In addition to the unsecured sources of funding available to us, we believe we could also meet our financing needs with asset-based securitization and sale-leaseback transactions.

Off-Balance Sheet Arrangements

       We periodically enter into sale-leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions that are not deemed to be variable interest entities (VIEs). In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense. These leases contain limited guarantees by us of the residual values of the leased vehicles (residual value guarantees) that are conditioned upon disposal of the leased vehicles prior to the end of their lease term. The amount of future payments for residual value guarantees will depend on the market for used vehicles and the condition of the vehicles at time of disposal. See Note (L), “Guarantees,” in the Notes to Consolidated Condensed Financial Statements for additional information. During the first six months of 2007, we completed a sale-leaseback transaction of revenue earning equipment with a third party not deemed to be a VIE and this transaction qualified for off-balance sheet treatment. Proceeds from the sale-leaseback transaction totaled $150 million. We did not enter into any sale-leaseback transactions during the first six months of 2008.

Pension Information

       The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. We have made $11 million in pension contributions through June 30, 2008 and we expect to make additional pension contributions for our plans during the remainder of 2008 of approximately $11 million. Changes in interest rates and the market value of the securities held by the plans during 2008 could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in 2009 and beyond. See Note (O), “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.

Share Repurchases and Cash Dividends

       In December 2007, our Board of Directors authorized a $300 million discretionary share repurchase program over a period not to exceed two years. Additionally, our Board of Directors authorized a separate two-year anti-dilutive repurchase program. Under the anti-dilutive program, management is authorized to repurchase shares of common stock in an amount not to exceed the lesser of the number of shares issued to employees upon the exercise of stock options or through the employee stock purchase plan from the period beginning on September 1, 2007 to December 12, 2009, or 2 million shares. Share repurchases of common stock under both plans may be made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management has established prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2007 programs, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended June 30, 2008, we repurchased and retired 925,000 shares under the $300 million program at an aggregate cost of $63 million. For the three months ended June 30, 2008, we repurchased and retired 509,636 shares under the anti-dilutive repurchase program at an aggregate cost of $36 million. For the six months ended June 30, 2008, we repurchased and retired 1,765,000 shares under the $300 million program at an aggregate cost of $113 million. For the six months ended June 30, 2008, we repurchased and retired 1,260,587 shares under the anti-dilutive repurchase program at an aggregate cost of $80 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

       In May 2007, our Board of Directors authorized a $200 million share repurchase program over a period not to exceed two years. Share repurchases of common stock were made periodically in open-market transactions and were subject to market conditions, legal requirements and other factors. This program was completed during the third quarter of 2007. For the six months ended June 30, 2007, we repurchased and retired 1,640,000 shares under the May 2007 program for an aggregate cost of $87 million.

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

       In February and May 2008, our Board of Directors declared a quarterly cash dividend of $0.23 per share of common stock. This dividend reflects a $0.02 increase from the quarterly cash dividend of $0.21 paid in 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

       See Note (Q), “Recent Accounting Pronouncements,” in the Notes to Consolidated Condensed Financial Statements for a discussion of recent accounting pronouncements.

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

       The following table provides a numerical reconciliation of total revenue to operating revenue which was not provided within the MD&A discussion:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(In thousands)

Total revenue	$1,660,242	1,657,969	$3,203,824	3,252,071
Fuel services and subcontracted transportation revenue (1)	(518,704)	(552,085)	(952,064)	(1,073,497)
Fuel eliminations	74,402	51,183	136,483	97,700

Operating revenue	$1,215,940	1,157,067	$2,388,243	2,276,274

(1)	Includes intercompany fuel sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

FORWARD-LOOKING STATEMENTS

       Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:

•	our expectations as to anticipated revenue and earnings trends and future economic conditions;

•	our ability to successfully achieve the operational goals that are the basis of our business strategies, including offering competitive pricing, diversifying our customer base, optimizing asset utilization, leveraging the expertise of our various business segments, serving our customers’ global needs and expanding our support services;

•	impact of losses from conditional obligations arising from guarantees;

•	our expectations of the long-term residual values of revenue earning equipment;

•	number of NLE vehicles in inventory, and the size of our commercial rental fleet, for the remainder of the year;

•	the anticipated timing of the recognition of pre-tax compensation expense;

•	estimates of free cash flow and capital expenditures for 2008;

•	the adequacy of our accounting estimates and reserves for pension expense, depreciation and residual value guarantees, self-insurance reserves, goodwill impairment, accounting changes and income taxes;

•	our ability to fund all of our operations for the foreseeable future through internally generated funds and outside funding sources;

•	the anticipated impact of fuel price fluctuations;

•	our expectations as to future pension expense and contributions;

•	our expectations regarding the ultimate resolution of a disputed foreign tax assessment;

•	our belief that we have identified all material adjustments to our consolidated financial statements related to our Brazil operations;

•	the anticipated deferral of tax gains on disposal of eligible revenue earning equipment pursuant to our vehicle like-kind exchange program;

•	our expectations regarding the effect of the adoption of recent accounting pronouncements;

•	our expectations regarding the terms, timing and integration plans of recent acquisitions;

•	our ability to access unsecured debt in the capital markets and our plans to renew our Trade Receivables Agreement;

•	the appropriateness of our long-term target leverage range.

       These statements, as well as other forward-looking statements contained in this Quarterly Report, are based on our current plans and expectations and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors could cause actual results and events to differ significantly from those expressed in any forward-looking statements. These risk factors include, but are not limited to, the following:

•	Market Conditions:

o	Changes in general economic conditions in the U.S. and worldwide leading to decreased demand for our services, lower profit margins, increased levels of bad debt and reduced access to credit

o	Changes in our customers’ operations, financial condition or business environment that may limit their need for, or ability to purchase, our services

o	Changes in market conditions affecting the commercial rental market or the sale of used vehicles

o	Less than anticipated growth rates in the markets in which we operate

o	Changes in current financial, tax or regulatory requirements that could negatively impact the leasing market

•	Competition:

o	Competition from other service providers, some of which have greater capital resources or lower capital costs

o	Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources

o	Competition from vehicle manufacturers in our FMS business operations

o	Our inability to maintain current pricing levels due to customer acceptance or competition

•	Profitability:

o	Our inability to obtain adequate profit margins for our services

o	Lower than expected customer volumes or retention levels

o	Loss of key customers in our SCS and DCC business segments

o	Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis

o	The inability of our business segments to create operating efficiencies

o	Availability of heavy-duty and medium-duty vehicles

o	Sudden changes in fuel prices and fuel shortages

o	Our inability to successfully implement our asset management initiatives

o	An increase in the cost of, or shortages in the availability of, qualified drivers

o	Labor strikes and work stoppages

o	Our inability to manage our cost structure

o	Our inability to limit our exposure for customer claims

•	Financing Concerns:

o	Higher borrowing costs and possible decreases in available funding sources caused by an adverse change in our debt ratings

o	Unanticipated interest rate and currency exchange rate fluctuations

o	Negative funding status of our pension plans caused by lower than expected returns on invested assets and unanticipated changes in interest rates

•	Accounting Matters:

o	Impact of unusual items resulting from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and our organizational structure

o	Reductions in residual values or useful lives of revenue earning equipment

o	Increases in compensation levels, retirement rate and mortality resulting in higher pension expense; regulatory changes affecting pension estimates, accruals and expenses

o	Increases in healthcare costs resulting in higher insurance costs

o	Changes in accounting rules, assumptions and accruals

o	Impact of actual insurance claim and settlement activity compared to historical loss development factors used to project future development

o	additional adverse issues or developments relating to our Brazilian operations

•	Other risks detailed from time to time in our SEC filings

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

       As of the end of the second quarter of 2008, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the second quarter of 2008, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls over Financial Reporting

       During the three months ended June 30, 2008, there were no changes in Ryder’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       The following table provides information with respect to purchases we made of our common stock during the three months ended June 30, 2008:

				Maximum	Approximate
			Total Number of	Number of	Dollar Value
			Shares	Shares That May	That
			Purchased as	Yet Be	May Yet Be
	Total Number		Part of Publicly	Purchased Under	Purchased Under
	of Shares	Average Price	Announced	the Anti-Dilutive	the Discretionary
	Purchased (1)	Paid per Share	Program	Program (2)	Program (3)
April 1 through April 30, 2008	448,438	$63.05	448,438	1,095,611	$231,853,240
May 1 through May 31, 2008	627,601	71.86	598,041	812,570	209,212,420
June 1 through June 30, 2008	389,127	71.26	388,157	739,413	186,847,182

Total	1,465,166	$69.00	1,434,636

(1)	During the three months ended June 30, 2008, we purchased an aggregate of 30,530 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our common stock, one of the investment options available under the plans.
(2)	In December 2007, our Board of Directors authorized a two-year anti-dilutive share repurchase program. Under the anti-dilutive program, management is authorized to repurchase shares of common stock in an amount not to exceed the lesser of the number of shares issued to employees upon the exercise of stock options or through the employee stock purchase plan for the period beginning on September 1, 2007 to December 12, 2009, or 2 million shares. Share repurchases of common stock may be made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management established a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the anti-dilutive program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During the three months ended June 30, 2008, we purchased an aggregate of 509,636 shares of our common stock as part of the anti-dilutive program.
(3)	In December 2007, our Board of Directors also authorized a $300 million discretionary share repurchase program over a period not to exceed two years. Share repurchases of common stock may be made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management established a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the $300 million discretionary program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During the three months ended June 30, 2008, we purchased an aggregate of 925,000 shares of our common stock as part of the $300 million discretionary program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our 2008 annual meeting of shareholders was held on May 2, 2008.

(b)	At the annual meeting, all director nominees named in (c) below were elected. The following directors continued in office after the meeting: John M. Berra, David I. Fuente, Luis P. Nieto, Jr., Eugene A. Renna, Abbie J. Smith, E. Follin Smith, Gregory T. Swienton and Christine A. Varney.

(c)	The matters voted upon at the meeting and the votes cast with respect to each matter were as follows:

       ELECTION OF DIRECTORS

	Votes
Director	For	Withheld
L. Patrick Hassey	49,392,414	1,053,126
Lynn M. Martin	48,286,939	2,158,601
Hansel E. Tookes, II	49,836,640	608,900

       MANAGEMENT PROPOSALS

	Votes Cast
	For	Against	Abstain	Non-Votes
Approval of an amendment to the Ryder System, Inc. 2005 Equity Compensation Plan	42,792,612	4,375,885	453,675	2,823,368

	Votes Cast
	For	Against	Abstain
Ratification of PricewaterhouseCoopers LLP as independent auditor	49,581,109	469,841	394,590

ITEM 6. EXHIBITS

31.1	Certification of Gregory T. Swienton pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Robert E. Sanchez pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32	Certification of Gregory T. Swienton and Robert E. Sanchez pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC. (Registrant)
Date: July 23, 2008	By:	/s/ Robert E. Sanchez
Robert E. Sanchez
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: July 23, 2008	By:	/s/ Art A. Garcia
Art A. Garcia
Senior Vice President and Controller (Principal Accounting Officer)