Form 10-Q
period 2008-09-30
RYDER SYSTEM INC
filed 2008-10-22
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES     ☑ NO
The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at September 30, 2008 was 55,615,738.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

Revenue	$1,626,121	1,647,724	$4,829,945	4,899,795

Operating expense (exclusive of items shown separately)	804,376	694,702	2,411,251	2,063,261
Salaries and employee-related costs	355,230	348,405	1,067,643	1,047,271
Subcontracted transportation	89,417	233,638	258,447	737,853
Depreciation expense	214,594	207,814	629,803	606,268
Gains on vehicle sales, net	(10,400)	(8,111)	(32,990)	(36,677)
Equipment rental	19,326	25,088	61,147	67,929
Interest expense	40,639	40,199	115,655	120,410
Miscellaneous expense (income), net	957	(10,407)	2,278	(13,781)
Restructuring and other charges (recoveries), net	—	11,903	(33)	13,594

	1,514,139	1,543,231	4,513,201	4,606,128

Earnings before income taxes	111,982	104,493	316,744	293,667
Provision for income taxes	41,774	38,960	127,509	111,752

Net earnings	$70,208	65,533	$189,235	181,915

Earnings per common share:
Basic	$1.26	1.12	$3.35	3.04

Diluted	$1.25	1.11	$3.31	3.01

Cash dividends per common share	$0.23	0.21	$0.69	0.63

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	(unaudited)
	September 30,	December 31,
	2008	2007
	(Dollars in thousands, except per
	share amount)
Assets:
Current assets:
Cash and cash equivalents	$110,404	116,459
Receivables, net	770,854	843,662
Inventories	57,658	58,810
Prepaid expenses and other current assets	151,106	203,131

Total current assets	1,090,022	1,222,062

Revenue earning equipment, net of accumulated depreciation of $2,747,748 and $2,724,565, respectively	4,642,311	4,501,397
Operating property and equipment, net of accumulated depreciation of $844,784 and $811,579, respectively	560,681	518,728
Goodwill	222,878	166,570
Intangible assets	27,970	19,231
Direct financing leases and other assets	412,456	426,661

Total assets	$6,956,318	6,854,649

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$285,854	222,698
Accounts payable	352,083	383,808
Accrued expenses and other current liabilities	430,931	412,855

Total current liabilities	1,068,868	1,019,361

Long-term debt	2,635,728	2,553,431
Other non-current liabilities	408,261	409,907
Deferred income taxes	1,070,640	984,361

Total liabilities	5,183,497	4,967,060

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none	—	—
outstanding, September 30, 2008 or December 31, 2007
Common stock of $0.50 par value per share — authorized, 400,000,000;	27,574	28,883
outstanding, September 30, 2008 — 55,615,738; December 31, 2007 — 58,041,563
Additional paid-in capital	751,183	729,451
Retained earnings	1,107,522	1,160,132
Accumulated other comprehensive loss	(113,458)	(30,877)

Total shareholders’ equity	1,772,821	1,887,589

Total liabilities and shareholders’ equity	$6,956,318	6,854,649

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net earnings	$189,235	181,915
Depreciation expense	629,803	606,268
Gains on vehicle sales, net	(32,990)	(36,677)
Share-based compensation expense	12,832	13,419
Amortization expense and other non-cash charges, net	8,961	8,645
Deferred income tax expense	99,423	53,554
Tax benefits from share-based compensation	1,162	1,450
Changes in operating assets and liabilities, net of acquisitions:
Receivables	59,584	(2,788)
Inventories	1,577	1,824
Prepaid expenses and other assets	(24,514)	6,214
Accounts payable	(82,073)	24,958
Accrued expenses and other non-current liabilities	19,044	(21,456)

Net cash provided by operating activities	882,044	837,326

Cash flows from financing activities:
Net change in commercial paper borrowings	(369,879)	(313,833)
Debt proceeds	666,240	697,234
Debt repaid, including capital lease obligations	(139,492)	(429,728)
Dividends on common stock	(39,439)	(37,967)
Common stock issued	53,794	40,798
Common stock repurchased	(256,132)	(209,018)
Excess tax benefits from share-based compensation	6,361	3,290

Net cash used in financing activities	(78,547)	(249,224)

Cash flows from investing activities:
Purchases of property and revenue earning equipment	(891,159)	(1,093,545)
Sales of revenue earning equipment	208,846	280,671
Sales of operating property and equipment	3,393	15,898
Sale and leaseback of revenue earning equipment	—	150,348
Acquisitions	(232,167)	—
Collections on direct finance leases	46,824	46,992
Changes in restricted cash	58,039	(17,767)
Other, net	395	1,040

Net cash used in investing activities	(805,829)	(616,363)

Effect of exchange rate changes on cash	(3,723)	5,853

Decrease in cash and cash equivalents	(6,055)	(22,408)
Cash and cash equivalents at January 1	116,459	128,639

Cash and cash equivalents at September 30	$110,404	106,231

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$92,874	94,559
Income taxes, net of refunds	21,916	46,731

Non-cash investing activities:
Changes in accounts payable related to purchases of revenue earning equipment	57,888	(111,465)
Revenue earning equipment acquired under capital leases	960	11,340
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

						Accumulated
	Preferred			Additional		Other
	Stock	Common Stock		Paid-In	Retained	Comprehensive
	Amount	Shares	Par	Capital	Earnings	Loss	Total
	(Dollars in thousands, except per share amount)

Balance at December 31, 2007	$—	58,041,563	$28,883	729,451	1,160,132	(30,877)	1,887,589

Components of comprehensive income:
Net earnings	—	—	—	—	189,235	—	189,235
Foreign currency translation adjustments	—	—	—	—	—	(67,317)	(67,317)
Net unrealized gain related to derivatives accounted for as hedges	—	—	—	—	—	67	67
Amortization of pension and postretirement items, net of tax	—	—	—	—	—	1,924	1,924
Pension curtailment, net of tax (1)	—	—	—	—	—	(1,342)	(1,342)
Change in net actuarial loss, net of tax (1)	—	—	—	—	—	(15,913)	(15,913)

Total comprehensive income							106,654
Common stock dividends declared – $0.69 per share	—	—	—	—	(39,439)	—	(39,439)
Common stock issued under employee stock option and stock purchase plans (2)	—	1,538,842	673	52,466	—	—	53,139
Benefit plan stock sales (3)	—	13,769	7	648	—	—	655
Common stock repurchases	—	(3,978,436)	(1,989)	(51,737)	(202,406)	—	(256,132)
Share-based compensation	—	—	—	12,832	—	—	12,832
Tax benefits from share-based compensation	—	—	—	7,523	—	—	7,523

Balance at September 30, 2008	$—	55,615,738	$27,574	751,183	1,107,522	(113,458)	1,772,821

(1)	See Note (O), “Employee Benefit Plans,” for additional information.
(2)	Net of common shares delivered as payment for the exercise price or to satisfy the option holders’ withholding tax liability upon exercise of options.
(3)	Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plans.
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
       Earnings for 2008 were negatively impacted by a second quarter pre-tax charge of $6.5 million ($6.8 million after tax) for prior years’ adjustments associated with our Brazilian Supply Chain Solutions (SCS) operation. The charge was identified in the course of a detailed business and financial review in Brazil, which occurred following certain adverse tax and legal developments. We determined that accruals of $3.7 million, primarily for carrier transportation and loss contingencies related to tax and legal matters, were not established in the appropriate period; and deferrals of $3.1 million, primarily for indirect value-added taxes, were overstated. The charges related primarily to the period from 2004 to 2007. We recorded $4.9 million within “Operating expense,” $1.6 million within “Subcontracted transportation” and $0.3 million within “Provision for income taxes” in the Consolidated Condensed Statements of Earnings. After considering the qualitative and quantitative effects of the charges, we determined the charges were not material to our Consolidated Financial Statements in any individual prior period, and the cumulative amount is not material to 2008 results. Therefore, we recorded the adjustment for the cumulative amount in the second quarter of 2008. We are continuing our broader review of our Brazilian business operations and practices, including those related to legal and tax matters. We believe that the ultimate resolution of this review will not result in a material adjustment to our Consolidated Condensed Financial Statements. We have also taken a number of appropriate steps in Brazil, including changes to management personnel and processes.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(C) ACQUISITIONS
       Gordon Truck Leasing Acquisition — On August 29, 2008, we completed an asset purchase agreement with Gordon Truck Leasing (“Gordon”), under which we acquired Gordon’s fleet of approximately 500 vehicles and nearly 130 contractual customers for a purchase price of $23.7 million, of which $22.8 million was paid as of September 30, 2008. The combined network operates under the Ryder name, complementing our Fleet Management Solutions (FMS) market coverage and service network in Pennsylvania. The asset purchase was accounted for as a business combination. As of September 30, 2008, goodwill and intangible assets related to the Gordon acquisition were $4.2 million and $0.9 million, respectively. The purchase price and initial recording of the transaction was based on preliminary valuation assessments and is subject to change.
       Gator Leasing Acquisition — On May 12, 2008, we completed an asset purchase agreement with Gator Leasing, Inc. (“Gator”), under which we acquired Gator’s fleet of approximately 2,300 vehicles and nearly 300 contractual customers for a purchase price of $117.1 million, of which $111.4 million was paid as of September 30, 2008. The combined network operates under the Ryder name, complementing our FMS market coverage and service network in Florida. The asset purchase was accounted for as a business combination. As of September 30, 2008, goodwill and intangible assets related to the Gator acquisition were $20.9 million and $3.8 million, respectively. The purchase price and initial recording of the transaction was based on preliminary valuation assessments and is subject to change. During 2008, we made purchase price adjustments primarily related to vehicle valuations, which increased goodwill by $2.0 million.
       Lily Acquisition — On January 11, 2008, we completed an asset purchase agreement with Lily Transportation Corporation (“Lily”), under which we acquired Lily’s fleet of approximately 1,600 vehicles and over 200 contractual customers for a purchase price of $98.4 million, of which $96.6 million was paid as of September 30, 2008. The combined network operates under the Ryder name, complementing our FMS market coverage and service network in the Northeast United States. The asset purchase was accounted for as a business combination. As of September 30, 2008, goodwill and intangible assets related to the Lily acquisition were $31.5 million and $7.8 million, respectively. The purchase price and initial recording of the transaction was based on preliminary valuation assessments and is subject to change. During 2008, we made purchase price adjustments primarily related to liabilities assumed as part of the acquisition, which increased goodwill by $2.5 million.
       Pollock Acquisition — On October 5, 2007, we completed an asset purchase agreement with Pollock NationaLease (“Pollock”), under which we acquired Pollock’s fleet of approximately 2,000 vehicles and nearly 200 contractual customers for a purchase price of $77.5 million, of which $76.4 million was paid as of September 30, 2008. The combined network operates under the Ryder name, complementing our FMS and SCS market coverage and service network in Canada. The asset purchase was accounted for as a business combination. During 2008, we made purchase price adjustments primarily related to intangible valuation, which increased goodwill in our FMS segment by $3.5 million.
       Pro forma information for these acquisitions is not disclosed because the effects of the acquisitions are not significant.
       On September 30, 2008, we entered into an agreement to acquire all of the assets of Transpacific Container Terminal Ltd. and CRSA Logistics Ltd. located in Port Coquitlam, British Columbia, as well as their operations in Hong Kong and Shanghai, China. The companies specialize in trans-Pacific, end-to-end transportation management and supply chain services primarily for Canadian retailers. This acquisition will add complementary solutions to our capabilities including consolidation services in key Asian hub and off-dock deconsolidation operations in Canada. The acquisition is subject to closing conditions. The asset purchase will be accounted for in accordance with SFAS 141, “Business Combinations,” as an acquisition of a business.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
       The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands)

Stock option and stock purchase plans	$2,802	2,515	$7,847	7,490
Nonvested stock	1,781	1,393	4,985	5,929

Share-based compensation expense	4,583	3,908	12,832	13,419
Income tax benefit	(1,522)	(1,313)	(4,337)	(4,468)

Share-based compensation expense, net of tax	$3,061	2,595	$8,495	8,951

       Total unrecognized pre-tax compensation expense related to share-based compensation arrangements at September 30, 2008 was $30.1 million and is expected to be recognized over a weighted-average period of approximately 2.0 years.
       During the nine months ended September 30, 2008 and 2007, approximately 700,000 and 900,000 stock options, respectively, were granted under the Plans. These awards, which vest one-third each year, are fully vested three years from the grant date and have a contractual term of seven years. The fair value of each option award at the date of grant was estimated using a Black-Scholes-Merton option-pricing valuation model. The weighted-average fair value of options granted during the nine months ended September 30, 2008 and 2007 was $14.00 and $12.82, respectively.
       During the nine months ended September 30, 2008 and 2007, approximately 200,000 and 100,000 awards, respectively, of restricted stock rights and restricted stock units (RSUs) were granted under the Plans. The time-vested restricted stock rights entitle the holder to shares of common stock as the awards vest over a three-year period. The majority of the restricted stock rights granted during the period included a market-based vesting provision. Under such provision, employees only receive the grant of stock if Ryder’s total shareholder return (TSR) as a percentage of the S&P 500 comparable period TSR is 100% or greater over a three-year period. The fair value of the market-based restricted stock rights on the grant date was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. The weighted-average fair value of restricted stock rights and RSUs granted during the nine months ended September 30, 2008 and 2007 was $55.08 and $33.44, respectively. RSUs are granted annually to our Board of Directors. Prior to the second quarter of 2007, compensation expense for RSUs was based on assumed years of service to retirement at age 72. However, because the RSUs do not contain an explicit service vesting period, except for the initial grant, compensation expense should have been recognized in the year the RSUs were granted rather than over the assumed years of service. During the second quarter of 2007, we accelerated the recognition of compensation expense on previously issued RSUs, which resulted in a pre-tax charge of $1.8 million for the second quarter of 2007.
       During the nine months ended September 30, 2008 and 2007, we also granted employees share-based awards settled in cash. The awards granted in 2008 will vest on the same date as the market-based restricted stock rights if Ryder’s TSR is equal to or better than the S&P 500’s 33rd percentile over a three-year period. The cash awards granted in 2007 contained the same vesting provisions as the market-based restricted stock rights. The fair value of the cash awards was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. During the three months and nine months ended September 30, 2008, we recognized $0.6 million and $2.7 million, respectively, of compensation expense related to these cash awards in addition to the share-based compensation expense reported in the previous table. During the nine months ended September 30, 2007, the amount of compensation expense recognized related to these cash awards was not significant.
(E) EARNINGS PER SHARE
       A reconciliation of the number of shares used in computing basic and diluted earnings per common share follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands)

Weighted-average shares outstanding — Basic	55,550	58,487	56,552	59,856
Effect of dilutive options and nonvested stock	676	539	669	571

Weighted-average shares outstanding — Diluted	56,226	59,026	57,221	60,427

Anti-dilutive equity awards and market-based restricted stock rights not included above	666	1,152	848	948

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(F) RESTRUCTURING AND OTHER CHARGES (RECOVERIES)
       The components of restructuring and other charges (recoveries), net were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands)

Restructuring charges (recoveries), net:
Severance and employee-related charges (recoveries)	$—	10,993	$(75)	11,040
Facility and related charges	—	910	42	968

	—	11,903	(33)	12,008

Other charges, net:
Early retirement of debt	—	—	—	1,280
Contract termination and transition costs	—	—	—	306

Total	$—	11,903	$(33)	13,594

       As noted in Note (Q), “Segment Reporting,” our primary measure of segment financial performance excludes, among other items, restructuring and other charges (recoveries), net; however, the applicable portion of the restructuring and other charges (recoveries), net that relates to each segment was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands)

Fleet Management Solutions	$—	4,238	$64	5,784
Supply Chain Solutions	—	5,607	(126)	5,756
Dedicated Contract Carriage	—	1,142	6	1,139
Central Support Services	—	916	23	915

Total	$—	11,903	$(33)	13,594

       Restructuring and other charges (recoveries), net for the three and nine months ended September 30, 2008 were not significant. During the third quarter of 2007, we approved a plan to eliminate approximately 300 positions as a result of cost management and process improvement actions throughout our domestic and international business segments and Central Support Services (CSS). The charge related to these actions was recognized in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” and included severance and employee-related costs totaling $11.0 million. During the third quarter of 2007, we also recorded a charge of $0.9 million related to costs that will continue to be incurred on a lease facility in our international operations which we will no longer operate.
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
       Activity related to restructuring reserves was as follows:

			Deductions
	December 31, 2007			Non-Cash	September 30, 2008
	Balance	Additions	Cash Payments	Reductions(1)	Balance
	(In thousands)

Employee severance and benefits	$7,829	63	5,643	138	2,111
Facilities and related costs	814	42	466	—	390

Total	$8,643	105	6,109	138	2,501

(1)	Non-cash reductions represent adjustments to the restructuring reserves as actual costs were less than originally estimated.
       At September 30, 2008, the majority of outstanding restructuring obligations are required to be paid over the next three months.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(G) REVENUE EARNING EQUIPMENT

	September 30, 2008			December 31, 2007
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value (1)	Cost	Depreciation	Value (1)
	(In thousands)

Full service lease	$5,835,278	(2,092,707)	3,742,571	$5,705,147	(2,047,951)	3,657,196
Commercial rental	1,554,781	(655,041)	899,740	1,520,815	(676,614)	844,201

Total	$7,390,059	(2,747,748)	4,642,311	$7,225,962	(2,724,565)	4,501,397

(1)	Revenue earning equipment, net includes vehicles acquired under capital leases of $20.8 million, less accumulated amortization of $5.1 million, at September 30, 2008, and $19.0 million, less accumulated amortization of $5.7 million, at December 31, 2007. Amortization expense attributed to vehicles acquired under capital leases is combined with depreciation expense.
       At September 30, 2008 and December 31, 2007, the net carrying value of revenue earning equipment held for sale was $61.2 million and $80.9 million, respectively. Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. During the three and nine months ended September 30, 2008, we reduced the carrying value of vehicles held for sale by $9.6 million and $23.6 million, respectively, to reflect changes in fair value. During the three and nine months ended September 30, 2007, we reduced the carrying value of vehicles held for sale by $12.2 million and $30.4 million, respectively. Reductions in the carrying values of vehicles held for sale are recorded within “Depreciation expense” in the Consolidated Condensed Statements of Earnings.
(H) ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30, 2008			December 31, 2007
	Accrued	Non-Current		Accrued	Non-Current
	Expenses	Liabilities	Total	Expenses	Liabilities	Total
	(In thousands)

Salaries and wages	$73,800	—	73,800	$73,758	—	73,758
Deferred compensation	2,931	19,731	22,662	1,915	24,587	26,502
Pension benefits	2,211	38,412	40,623	2,318	39,843	42,161
Other postretirement benefits	3,167	42,834	46,001	3,209	41,083	44,292
Employee benefits	3,240	—	3,240	1,740	—	1,740
Insurance obligations, primarily self-insurance	112,741	170,407	283,148	119,280	178,889	298,169
Residual value guarantees	691	1,753	2,444	757	1,668	2,425
Vehicle rent	10,551	10,394	20,945	7,878	6,351	14,229
Deferred vehicle gains	825	3,404	4,229	871	5,712	6,583
Environmental liabilities	4,064	11,890	15,954	3,858	11,318	15,176
Asset retirement obligations	4,660	11,094	15,754	4,238	10,743	14,981
Operating taxes	77,701	—	77,701	78,909	—	78,909
Income taxes	4,896	74,407	79,303	10,381	72,062	82,443
Restructuring	2,117	384	2,501	7,491	1,152	8,643
Interest	42,361	—	42,361	22,275	—	22,275
Customer deposits	29,468	—	29,468	30,017	—	30,017
Derivatives	—	3,607	3,607	150	—	150
Other	55,507	19,944	75,451	43,810	16,499	60,309

Total	$430,931	408,261	839,192	$412,855	409,907	822,762

       We retain a portion of the accident risk under vehicle liability and workers’ compensation insurance programs. Self-insurance accruals are based primarily on actuarially estimated, undiscounted cost of claims, and include claims incurred but not reported. Such liabilities are based on estimates. Historical loss development factors are utilized to project the future development of incurred losses, and these amounts are adjusted based upon actual claim experience and settlements. While we believe the amounts are adequate, there can be no assurance that changes to our estimates may not occur due to limitations inherent in the estimation process. In recent years, our development has been favorable compared to historical selected loss development factors because of improved safety performance, payment patterns and settlement patterns. During the three months ended September 30, 2008 and 2007, we recorded a benefit of $3.5 million and $6.5 million, respectively, within “Operating expense” in our Consolidated Condensed Statements of Earnings to reduce estimated prior years’ self-insured loss reserves for the reasons noted above. During the nine months ended September 30, 2008 and 2007, we recorded a benefit of $13.8 million and $16.2 million, respectively, within “Operating expense” in our Consolidated Condensed Statements of Earnings to reduce estimated prior years’ self-insured loss reserves for the reasons noted above.

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
       Foreign — we are no longer subject to foreign tax examinations by tax authorities for tax years before 2000, 2001, 2002 and 2006 in Canada, Brazil, Mexico and the U.K., respectively, which are our major foreign tax jurisdictions. In Brazil, we were assessed $13.6 million, including penalties and interest, related to the tax due on the sale of our outbound auto carriage business in 2001. We believe it is more likely than not that our tax position will ultimately be sustained and no amounts have been reserved for this matter.
       At September 30, 2008 and December 31, 2007, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $78.6 million and $75.1 million, respectively. Unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $7.3 million by December 31, 2008, if audits are completed or tax years close during 2008.
       Tax Law Changes
       The effects of changes of tax laws on deferred tax balances are recognized in the period the new legislation is enacted. The following provides a summary of the impact of changes in tax laws on net earnings and net earnings per diluted common share by tax jurisdiction:

			Diluted Earnings
Tax Jurisdiction	Enactment Date	Net Earnings	Per Share
		(In thousands)
2008
State of Massachusetts	July 2, 2008	$1,759	$0.03

2007
United Kingdom	July 19, 2007	$810	$0.01
State of New York	April 1, 2007	$970	$0.02
       Like-Kind Exchange Program
       We have a like-kind exchange program for certain of our U.S. revenue earning equipment. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form whereby tax gains on the disposal of eligible vehicles are deferred. To qualify

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
for like-kind exchange treatment, we exchange, through a qualified intermediary, eligible vehicles being disposed of with vehicles being acquired allowing us to generally carryover the tax basis of the vehicles sold (“like-kind exchanges”). The program results in a deferral of federal and state income taxes. As part of the program, the proceeds from the sale of eligible vehicles are restricted for the acquisition of replacement vehicles and other specified applications. Due to the structure utilized to facilitate the like-kind exchanges, the qualified intermediary that holds the proceeds from the sales of eligible vehicles and the entity that holds the vehicles to be acquired under the program are required to be consolidated in the accompanying Consolidated Condensed Financial Statements in accordance with U.S. GAAP. At September 30, 2008 and December 31, 2007, these consolidated entities had $1.0 million and $59.1 million, respectively, of cash proceeds from the sale of eligible vehicles and $68.6 million and $63.1 million, respectively, of vehicles to be acquired under the like-kind exchange program.
       At September 30, 2008 and December 31, 2007, we had $25.5 million and $83.5 million, respectively, of restricted cash for all like-kind exchange programs included within “Prepaid expenses and other current assets” on the Consolidated Condensed Balance Sheets.
(J) DEBT

	Weighted-Average Interest Rate
	September 30,	December 31,		September 30,	December 31,
	2008	2007	Maturities	2008	2007
				(In thousands)
Short-term debt and current portion of long-term debt:
Unsecured foreign obligations	9.00%	6.21%	2008-2009	$26,083	29,373
Trade receivables program	4.24%	5.93%	2009	70,000	100,000
Current portion of long-term debt, including capital leases			2008-2009	189,771	93,325

Total short-term debt and current portion of long-term debt				285,854	222,698

Long-term debt:
U.S. commercial paper (1)	4.42%	5.52%	2010	176,955	522,772
Canadian commercial paper (1)	3.39%	4.99%	2010	20,648	45,713
Unsecured U.S. notes— Medium-term notes (1)	5.74%	5.39%	2008-2025	2,316,381	1,846,500
Unsecured U.S. obligations, principally bank term loans	4.27%	5.51%	2010-2013	158,150	60,050
Unsecured foreign obligations	5.13%	5.60%	2009-2012	144,369	158,879
Capital lease obligations	8.76%	7.93%	2008-2017	12,603	12,842

Total before fair market value adjustment				2,829,106	2,646,756
Fair market value adjustment on notes subject to hedging (2)				(3,607)	—

				2,825,499	2,646,756
Current portion of long-term debt, including capital leases				(189,771)	(93,325)

Long-term debt				2,635,728	2,553,431

Total debt				$2,921,582	2,776,129

(1)	We had unamortized original issue discounts of $13.7 million and $14.6 million at September 30, 2008 and December 31, 2007, respectively.
(2)	The notional amount of executed interest rate swaps designated as fair value hedges was $250.0 million at September 30, 2008.
       We can borrow up to $870 million through a global revolving credit facility with a syndicate of thirteen lenders. The credit facility matures in May 2010 and is used primarily to finance working capital and provide support for the issuance of commercial paper in the U.S. and Canada. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at September 30, 2008). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 11 basis points, which applies to the total facility of $870 million, and is based on Ryder’s current credit ratings. The credit facility contains no provisions restricting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated tangible net worth, as defined in the agreement, of less than or equal to 300%. The ratio at September 30, 2008 was 148%. At September 30, 2008, $669.2 million was available under the credit facility. Foreign borrowings of $20.7 million were outstanding under the facility at September 30, 2008.
       In September 2008, we renewed our trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to Ryder Receivable Funding II, L.L.C. (RRF LLC), a bankruptcy remote, consolidated subsidiary

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
of Ryder, that in turn may sell, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in our unsecured debt ratings and changes in interest rates. The available proceeds that may be received under the program are limited to $250 million. If no event occurs which causes early termination, the 364-day program will expire on September 8, 2009. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the securitized receivables. At September 30, 2008 and December 31, 2007, $70.0 million and $100.0 million, respectively, was outstanding under the program and was included within “Short-term debt and current portion of long-term debt” on our Consolidated Condensed Balance Sheets.
       In August 2008, we issued $300 million of unsecured medium-term notes maturing in September 2015. The proceeds from the notes were used for general corporate purposes. If the notes are downgraded following, and as a result of, a change of control, the note holder can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest. Our other outstanding notes are not subject to change of control repurchase obligations.
       In February 2008, we issued $250 million of unsecured medium-term notes maturing in March 2013. The proceeds from the notes were used for general corporate purposes. Concurrently, we entered into an interest rate swap with a notional amount of $250 million maturing in March 2013. The swap was designated as a fair value hedge whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. At September 30, 2008, the interest rate swap agreement effectively changed $250 million of fixed-rate debt with an interest rate of 6.00% to LIBOR-based floating-rate debt at a rate of 5.25%. Changes in the fair value of the interest rate swap are offset by changes in the fair value of the debt instrument. Accordingly, there is no ineffectiveness related to the interest rate swap. During the three months ended September 30, 2008, the increase in the fair value of the interest rate swap was $1.7 million. The fair value of the interest rate swap decreased $3.6 million from inception to September 30, 2008.
       During the second quarter of 2007, we retired the remaining $53 million principal amount of unsecured debentures due May 2017 at a stated interest rate of 9 7/8% at a premium. During the second quarter of 2007, we also made a sinking fund payment to retire the remaining $10 million principal amount of 9% unsecured debentures due in May 2016. In connection with these retirements, we incurred a pre-tax charge of $1.3 million related to the premium paid on the early extinguishment and the write-off of related debt discount and issuance costs and this charge has been included within “Restructuring and other charges (recoveries), net.”
       On February 27, 2007, Ryder filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission. The registration is for an indeterminate number of securities and is effective for three years. Under this universal shelf registration statement, we have the capacity to offer and sell from time to time various types of securities, including common stock, preferred stock and debt securities, subject to market demand and ratings status.
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
       The following table presents the fair value of our financial assets and liabilities for which we have adopted SFAS No. 157 as of September 30, 2008, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value Measurements
	At September 30, 2008 Using
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Investments held in Rabbi Trusts	$19,415	—	—	19,415

Liabilities:
Derivative liability	$—	3,607	—	3,607
Other liabilities	21,895	—	—	21,895

Total liabilities at fair value	$21,895	3,607	—	25,502

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
       At September 30, 2008 and December 31, 2007, the maximum determinable exposure of each type of guarantee and the corresponding liability, if any, recorded on the Consolidated Condensed Balance Sheets were as follows:

	September 30, 2008		December 31, 2007
	Maximum	Carrying	Maximum	Carrying
	Exposure of	Amount of	Exposure of	Amount of
Guarantee	Guarantee	Liability	Guarantee	Liability
		(In thousands)

Vehicle residual value guarantees—finance lease programs (1)	$2,735	1,058	$3,450	1,066
Used vehicle financing	5,309	417	5,679	1,340
Standby letters of credit	7,403	—	6,540	—

Total	$15,447	1,475	$15,669	2,406

(1)	Amounts exclude contingent rentals associated with residual value guarantees on certain vehicles held under operating leases for which the guarantees are conditioned upon disposal of the leased vehicles prior to the end of their lease term. At September 30, 2008 and December 31, 2007, Ryder’s maximum exposure for such guarantees was $204.2 million and $217.5 million, respectively, with $2.4 million recorded as a liability at September 30, 2008 and December 31, 2007.
       At September 30, 2008 and December 31, 2007, we had letters of credit and surety bonds outstanding totaling $261.2 million and $262.7 million, respectively, which primarily guarantee the payment of insurance claims. Certain of these letters of credit and surety bonds guarantee insurance activities associated with insurance claim liabilities transferred in conjunction with the sale of our automotive transport business, reported as a discontinued operation since 1997. To date, the insurance claims, representing per-claim deductibles payable under third-party insurance policies, have been paid and continue to be paid by the company that assumed such liabilities. However, if all or a portion of the estimated outstanding assumed claims of approximately $7.4 million at September 30, 2008 are unable to be paid, the third-party insurers may have recourse against certain of the outstanding letters of credit provided by Ryder in order to satisfy the unpaid claim deductibles. In order to reduce our potential exposure to these claims, we have received an irrevocable letter of credit from the purchaser of the business referred to above totaling $7.5 million at September 30, 2008. Periodically, an actuarial valuation is made in order to better estimate the amount of outstanding insurance claim liabilities.
(M) SHARE REPURCHASE PROGRAMS
       In December 2007, our Board of Directors authorized a $300 million discretionary share repurchase program over a period not to exceed two years. Additionally, our Board of Directors authorized a separate two-year anti-dilutive repurchase program. Under the anti-dilutive program, management is authorized to repurchase shares of common stock in an amount not to exceed the lesser of the number of shares issued to employees upon the exercise of stock options or through the employee stock purchase plan from the period beginning on September 1, 2007 to December 12, 2009, or 2 million shares. Share repurchases of common stock under both plans may be made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2007 programs, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended September 30, 2008, we repurchased and retired 850,000 shares under the $300 million program at an aggregate cost of $56.5 million. For the three months ended September 30, 2008, we repurchased and retired 102,849 shares under the anti-dilutive repurchase program at an aggregate cost of $6.8 million. For the nine months ended September 30, 2008, we repurchased and retired 2,615,000 shares under the $300 million program at an aggregate cost of $169.7 million. For the nine months ended September 30, 2008, we repurchased and retired 1,363,436 shares under the anti-dilutive repurchase program at an aggregate cost of $86.4 million.
       In May 2007, our Board of Directors authorized a $200 million share repurchase program over a period not to exceed two years. Share repurchases of common stock were made periodically in open-market transactions and were subject to market conditions, legal requirements and other factors. This program was completed during the third quarter of 2007. For the nine months ended September 30, 2007, we repurchased and retired 3,713,783 shares under the May 2007 program for an aggregate cost of $200.0 million.
       In May 2006, our Board of Directors authorized a two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. The May 2006 program limited aggregate share repurchases to no more than 2 million shares of Ryder common stock. This program was completed during the first quarter of 2007. In 2007, we repurchased and retired 168,715 shares under the May 2006 program at an aggregate cost of $9.0 million.

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
       The following table provides a reconciliation of net earnings as reported in the Consolidated Condensed Statements of Earnings to comprehensive (loss) income.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands)

Net earnings	$70,208	65,533	$189,235	181,915
Other comprehensive (loss) income:
Foreign currency translation adjustments	(65,716)	28,685	(67,317)	60,186
Net unrealized gain (loss) on derivative instruments	49	20	67	(37)
Amortization of transition obligation (1)	(6)	(6)	(17)	(17)
Amortization of net actuarial loss (1)	1,059	3,248	3,343	9,844
Amortization of prior service credit (1)	(372)	(481)	(1,402)	(1,460)
Pension curtailment (1)	(1,342)	—	(1,342)	10,510
Change in net actuarial loss (1)	(15,913)	—	(15,913)	—

Total comprehensive (loss) income	$(12,033)	96,999	$106,654	260,941

(1)	Amounts pertain to our pension and/or postretirement benefit plans and are presented net of tax. See Note (O), “Employee Benefit Plans,” for additional information.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(O) EMPLOYEE BENEFIT PLANS
       Components of net periodic benefit (credit) cost were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands)
Pension Benefits
Company-administered plans:
Service cost	$6,648	9,998	$20,529	29,943
Interest cost	23,158	21,700	70,096	64,843
Expected return on plan assets	(30,269)	(29,843)	(91,606)	(88,558)
Curtailment gain	(3,607)	—	(3,607)	—
Amortization of:
Transition obligation	(7)	(9)	(23)	(24)
Net actuarial loss	1,444	4,769	4,576	14,493
Prior service credit	(530)	(730)	(2,012)	(2,148)

	(3,163)	5,885	(2,047)	18,549
Union-administered plans	1,239	1,209	3,663	3,650

Net periodic benefit (credit) cost	$(1,924)	7,094	$1,616	22,199

Company-administered plans:
U.S.	$(1,387)	2,688	$(4,159)	8,567
Non-U.S.	(1,776)	3,197	2,112	9,982

	(3,163)	5,885	(2,047)	18,549
Union-administered plans	1,239	1,209	3,663	3,650

	$(1,924)	7,094	$1,616	22,199

Postretirement Benefits
Company-administered plans:
Service cost	$361	450	$1,093	1,097
Interest cost	683	690	2,055	1,926
Amortization of:
Net actuarial loss	186	298	561	624
Prior service credit	(58)	(58)	(173)	(173)

Net periodic benefit cost	$1,172	1,380	$3,536	3,474

Company-administered plans:
U.S.	$944	977	$2,832	2,798
Non-U.S.	228	403	704	676

	$1,172	1,380	$3,536	3,474

       Pension Contributions
       As previously disclosed in our 2007 Annual Report, we expect to contribute approximately $22.0 million to our pension plans during 2008. During the nine months ended September 30, 2008, global contributions of $17.2 million had been made to our pension plans.
       Pension and Other Postretirement Benefits Asset and Liability
       In July 2008, our Board of Directors approved an amendment to freeze the defined benefit portion of our Canadian retirement plan effective January 1, 2010 for current participants who do not meet certain grandfathering criteria. As a result, these employees

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
will cease accruing further benefits under the defined benefit plan after January 1, 2010 and will begin receiving an enhanced benefit under the defined contribution portion of the plan. All retirement benefits earned as of January 1, 2010 will be fully preserved and will be paid in accordance with the plan and legal requirements. Employees hired after January 1, 2010 will not be eligible to participate in the Canadian defined benefit plan. The freeze of the Canadian defined benefit plan created a curtailment gain of $3.6 million (pre-tax). The curtailment and remeasurement of the Canadian defined benefit plan reduced our pension benefit obiligation by $1.6 million, pension items recognized within accumulated other comprehensive loss by $1.3 million, net of tax and deferred income taxes by $0.7 million.
       On January 5, 2007, our Board of Directors approved an amendment to freeze U.S. pension plans effective December 31, 2007 for current participants who did not meet certain grandfathering criteria. As a result, these employees ceased accruing further benefits under the pension plans after December 31, 2007 and began participating in an enhanced 401(k) plan. Those participants that met the grandfathering criteria were given the option to either continue to earn benefits in the U.S. pension plans or transition into the enhanced 401(k) plan. All retirement benefits earned as of December 31, 2007 are fully preserved and will be paid in accordance with the plan and legal requirements. Employees hired after January 1, 2007 are not eligible to participate in the U.S. pension plans. The freeze of the U.S. pension plans did not create a curtailment gain or loss; however, in 2007 we recognized a reduction in the pension benefit obligation of $16.5 million and a reduction in the net actuarial loss recognized within accumulated other comprehensive loss of $10.5 million, net of tax.
       For the nine months ended September 30, 2008, our pension assets decreased by $20.6 million and our pension and postretirement benefits liabilities increased by $4.4 million due to a census-related valuation update.
       Enhanced 401(k) Plan
       Effective January 1, 2008, employees who did not meet the grandfathering criteria for continued participation in the U.S. pension plans are eligible to participate in a new enhanced 401(k) Savings Plan (Enhanced 401(k) Savings Plan). The Enhanced 401(k) Savings Plan provides for (i) a company contribution even if employees do not make contributions, (ii) a company match of employee contributions of eligible pay, subject to IRS limits and (iii) a discretionary company match based on our performance. Our original 401(k) Savings Plan only provided for a discretionary Ryder match based on Ryder’s performance. We did not change the savings plans available to non-pensionable employees. During the three and nine months ended September 30, 2008, we recognized total savings plan costs of $6.5 million and $22.3 million, respectively. During the three and nine months ended September 30, 2007, we recognized total savings plan costs of $1.3 million and $6.6 million, respectively.
(P) GAIN ON SALE OF PROPERTY
       In September 2007, we completed the sale of a FMS property located in Nevada for $11.5 million in cash. In conjunction with this sale, we entered into a lease agreement with the purchaser to lease back the property until we relocate to another property. The terms of the leaseback met the criteria for a “normal leaseback” and full gain recognition. For the three months ended September 30, 2007, the gain on the sale of the property of $10.0 million was included in “Miscellaneous expense (income), net” in the accompanying Consolidated Condensed Statements of Earnings. Our primary measure of segment performance excludes, among other items, this gain on sale of property.
(Q) SEGMENT REPORTING
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
       Our primary measurement of segment financial performance, defined as “Net Before Taxes” (NBT), includes an allocation of CSS and excludes restructuring and other charges, net described in Note (F), “Restructuring and Other Charges (Recoveries);” the Brazil charges described in Note (A), “Interim Financial Statements” and the 2007 gain on sale of property described in Note (P), “Gain on Sale of Property.” CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal and corporate communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation. CSS costs attributable to the business segments are predominantly allocated to FMS, SCS and DCC as follows:
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
       The following tables set forth financial information for each of Ryder’s business segments and a reconciliation between segment NBT and earnings before income taxes for the three and nine months ended September 30, 2008 and 2007. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

	FMS	SCS	DCC	Eliminations	Total
	(In thousands)
For the three months ended
September 30, 2008
Revenue from external customers	$1,054,710	430,779	140,632	—	1,626,121
Inter-segment revenue	112,034	—	—	(112,034)	—

Total revenue	$1,166,744	430,779	140,632	(112,034)	1,626,121

Segment NBT	$104,758	12,656	13,182	(8,218)	122,378

Unallocated CSS					(10,396)

Earnings before income taxes					$111,982

Segment capital expenditures (1),(2)	$270,600	7,185	1,347	—	279,132

Unallocated CSS					2,981

Capital expenditures					$282,113

September 30, 2007
Revenue from external customers	$949,883	554,045	143,796	—	1,647,724
Inter-segment revenue	101,983	—	—	(101,983)	—

Total revenue	$1,051,866	554,045	143,796	(101,983)	1,647,724

Segment NBT	$93,179	17,398	12,293	(6,417)	116,453

Unallocated CSS					(10,096)
Restructuring and other charges, net and other item (3)					(1,864)

Earnings before income taxes					$104,493

Segment capital expenditures (1)	$192,629	14,165	94	—	206,888

Unallocated CSS					1,365

Capital expenditures					$208,253

(1)	Excludes revenue earning equipment acquired under capital leases.
(2)	Excludes acquisition payments of $25.1 million during the three months ended September 30, 2008.
(3)	Includes the gain on sale of property of $10.0 million recorded in the third quarter of 2007. See Note (P),”Gain on Sale of Property” for additional information.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	SCS	DCC	Eliminations	Total
	(In thousands)
For the nine months ended
September 30, 2008
Revenue from external customers	$3,122,543	1,285,860	421,542	—	4,829,945
Inter-segment revenue	351,154	—	—	(351,154)	—

Total revenue	$3,473,697	1,285,860	421,542	(351,154)	4,829,945

Segment NBT	$311,988	27,763	36,908	(23,404)	353,255

Unallocated CSS					(30,046)
Restructuring and other charges, net and other item (1)					(6,465)

Earnings before income taxes					$316,744

Segment capital expenditures (2), (3)	$847,049	31,826	2,248	—	881,123

Unallocated CSS					10,036

Capital expenditures					$891,159

September 30, 2007
Revenue from external customers	$2,771,988	1,704,445	423,362	—	4,899,795
Inter-segment revenue	305,290	—	—	(305,290)	—

Total revenue	$3,077,278	1,704,445	423,362	(305,290)	4,899,795

Segment NBT	$271,443	44,302	35,153	(23,241)	327,657

Unallocated CSS					(30,435)
Restructuring and other charges, net and other item (4)					(3,555)

Earnings before income taxes					$293,667

Segment capital expenditures (2)	$1,059,655	27,483	778	—	1,087,916

Unallocated CSS					5,629

Capital expenditures					$1,093,545

(1)	Includes Brazil charges of $6.5 million recorded in the second quarter of 2008. See Note (A),”Interim Financial Statements” for additional information.
(2)	Excludes revenue earning equipment acquired under capital leases.
(3)	Excludes acquisition payments of $232.2 million during the nine months ended September 30, 2008.
(4)	Includes the gain on sale of property of $10.0 million recorded in the third quarter of 2007. See Note (P),”Gain on Sale of Property” for additional information.
       Our customer base includes enterprises operating in a variety of industries including automotive, electronics, high-tech, telecommunications, industrial, consumer goods, paper and paper products, office equipment, food and beverage, general retail industries, and governments. Our largest customer, General Motors Corporation, accounted for approximately 5% and 15% of consolidated revenue for the nine months ended September 30, 2008 and 2007, respectively, and is comprised of multiple contracts within our SCS business segment in various geographic regions. Effective January 1, 2008, our contractual relationship for certain transportation management services changed, and we determined, after a formal review of the terms and conditions of the services, that we are acting as an agent based on the revised terms of the arrangement. As a result, total revenue decreased in 2008 due to the reporting of revenue net of subcontracted transportation expense related to this arrangement. This contract represented $152.6 million and $506.7 million of total revenue for the three and nine months ended September 30, 2007, respectively.
(R) RECENT ACCOUNTING PRONOUNCEMENTS
       In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data to conform to the provisions in this FSP. The provisions of FSP No. EITF 03-6-1 are effective for us retroactively in the first quarter ended March 31, 2009. We are in the process of evaluating the impact of FSP No. EITF 03-6-1 on the calculation and presentation of earnings per share in our consolidated financial statements. We do not believe that there will be a significant impact upon adoption.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
       In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for fiscal years beginning after December 15, 2008. FSP FAS 142-3 will not have a material impact upon adoption on January 1, 2009 to our consolidated financial statements.
       In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” This statement amends SFAS No. 141 and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. This statement also requires that transaction costs in a business combination be expensed as incurred. SFAS No. 141R applies prospectively and will impact our accounting for business combinations completed beginning January 1, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS —
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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
ITEMS AFFECTING COMPARABILITY BETWEEN PERIODS
       Revenue Reporting
       In transportation management arrangements where we act as principal, revenue is reported on a gross basis for subcontracted transportation services billed to our customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Determining whether revenue should be reported as gross (within total revenue) or net (deducted from total revenue) is based on an assessment of whether we are acting as the principal or the agent in the transaction and involves judgment based on the terms and conditions of the arrangement. Effective January 1, 2008, our contractual relationship with a significant customer for certain transportation management services changed, and we determined, after a formal review of the terms and conditions of the services, that we are acting as an agent based on the revised terms of the arrangement. This contract modification required a change in revenue recognition from a gross basis to a net basis for subcontracted transportation beginning on January 1, 2008. This contract represented $152.6 million and $506.7 million of total revenue for the three and nine months ended September 30, 2007, respectively.
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
       All acquisitions during the past year were as follows:

	Business			Contractual
Company Acquired	Segment	Date	Vehicles	Customers	Market
Gordon Truck Leasing	FMS	August 29, 2008	500	130	Pennsylvania
Gator Leasing, Inc.	FMS	May 12, 2008	2,300	300	Florida
Lily Transportation Corp.	FMS	January 11, 2008	1,600	200	Northeast U.S.
Pollock NationaLease	FMS/SCS	October 5, 2007	2,000	200	Canada

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
CONSOLIDATED RESULTS

	Three months ended September 30,		Nine months ended September 30,		Change 2008/2007
					Three	Nine
	2008	2007	2008	2007	Months	Months
	(In thousands, except per share amounts)

Earnings before income taxes	$111,982	104,493	$316,744	293,667	7%	8
Provision for income taxes	41,774	38,960	127,509	111,752	7	14

Net earnings	$70,208	65,533	$189,235	181,915	7%	4

Per diluted common share (EPS)	$1.25	1.11	$3.31	3.01	13%	10

Weighted-average shares outstanding — Diluted	56,226	59,026	57,221	60,427	(5)%	(5)

       Earnings before income taxes and net earnings in the third quarter of 2008 increased 7%. The growth in operating results in the third quarter of 2008 was driven primarily by better operating performance in our FMS business segment and a Canadian pension curtailment gain, and was partially offset by reduced profitability in our SCS segment. Earnings in the third quarter of 2008 included a net income tax benefit of $1.6 million or $0.03 per diluted common share primarily due to a tax law change in Massachusetts. Earnings in the third quarter of 2007 were negatively impacted by a restructuring charge of $11.9 million ($7.8 million after-tax or $0.13 per diluted common share) offset partially by a gain on sale of property of $10.0 million ($6.1 million after-tax or $0.10 per diluted common share). See Note (F), “Restructuring and Other Charges (Recoveries),” and Note (P), “Gain on Sale of Property,” in the Notes to Consolidated Condensed Financial Statements for additional information.
       Earnings before income taxes for the nine months ended September 30, 2008 increased 8% and net earnings increased 4%. The growth in operating results in the nine months ended September 30, 2008 was driven primarily by better operating performance in our FMS business segment and was partially offset by reduced profitability in our SCS segment mostly as a result of our Brazil operations. Refer to Note (A), “Interim Financial Statements,” for a discussion of the second quarter 2008 adjustments related to our Brazil operations. Net earnings for 2008 have been favorably impacted by the Massachusetts tax law change and negatively impacted by non-deductible foreign losses.
       EPS growth in the third quarter of 2008 and nine months ended September 30, 2008 exceeded the net earnings growth reflecting the impact of share repurchase programs. See “Operating Results by Business Segment” for a further discussion of operating results.

	Three months ended September 30,		Nine months ended September 30,		Change 2008/2007
					Three	Nine
	2008	2007	2008	2007	Months	Months
	(In thousands)

Revenue:
Fleet Management Solutions	$1,166,744	1,051,866	$3,473,697	3,077,278	11%	13
Supply Chain Solutions	430,779	554,045	1,285,860	1,704,445	(22)	(25)
Dedicated Contract Carriage	140,632	143,796	421,542	423,362	(2)	—
Eliminations	(112,034)	(101,983)	(351,154)	(305,290)	(10)	(15)

Total	$1,626,121	1,647,724	$4,829,945	4,899,795	(1)%	(1)

Operating revenue (1)	$1,209,819	1,170,684	$3,595,037	3,446,958	3%	4

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our businesses and as a measure of sales activity. FMS fuel services revenue net of related intersegment billings, which is directly impacted by fluctuations in market fuel prices, is excluded from the operating revenue computation as fuel is largely a pass-through to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. Subcontracted transportation is deducted from total revenue to arrive at operating revenue as subcontracted transportation is typically a pass-through to our customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Operating revenue is also a primary internal operating metric used to measure segment performance. Refer to the section titled “Non-GAAP Financial Measures” for a reconciliation of total revenue to operating revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
       Total revenue decreased 1% to $1.63 billion in the third quarter of 2008 and decreased 1% to $4.83 billion in the nine months ended September 30, 2008. Total revenue in 2008 was impacted by a change, effective January 1, 2008, in our contractual relationship with a significant customer that required a change in revenue recognition from a gross basis to a net basis for subcontracted transportation. This change did not impact operating revenue or net earnings. In the third quarter of 2007 and nine months ended September 30, 2007, we recorded revenue of $152.6 million and $506.7 million, respectively, related to this contractual relationship. Excluding this item, total revenue increased in the third quarter of 2008 and nine months ended September 30, 2008 primarily as a result of higher fuel services revenue. Operating revenue increased 3% in the third quarter of 2008 primarily due to FMS contractual revenue growth, including acquisitions, which more than offset a decline in commercial rental revenue. Operating revenue increased 4% in the nine months ended September 30, 2008 primarily due to FMS contractual revenue growth, including acquisitions. Total revenue in the third quarter of 2008 and nine months ended September 30, 2008 included an unfavorable foreign exchange impact of 0.1% due primarily to the British pound and a favorable foreign exchange impact of 0.9% due primarily to the Canadian dollar. Operating revenue in the third quarter of 2008 and nine months ended September 30, 2008 included an unfavorable foreign exchange impact of 0.3% due primarily to the British pound and a favorable foreign exchange impact of 0.8% due primarily to the Canadian dollar.

	Three months ended September 30,		Nine months ended September 30,		Change 2008/2007
					Three	Nine
	2008	2007	2008	2007	Months	Months
	(Dollars in thousands)
Operating expense (exclusive of items shown separately)	$804,376	694,702	$2,411,251	2,063,261	16%	17
Percentage of revenue	49%	42%	50%	42%
       Operating expense and operating expense as a percentage of revenue increased in 2008 primarily as a result of higher average fuel costs.
       We retain a portion of the accident risk under vehicle liability and workers’ compensation insurance programs. Our self-insurance accruals are based on actuarially estimated, undiscounted cost of claims, which includes claims incurred but not reported. While we believe that our estimation processes are well designed, every estimation process is inherently subject to limitations. Fluctuations in the frequency or severity of accidents make it difficult to precisely predict the ultimate cost of claims. In recent years, our development has been favorable compared to historical selected loss development factors because of improved safety performance, payment patterns and settlement patterns; however, there is no assurance we will continue to have similar favorable development in the future. During the three months ended September 30, 2008 and 2007, we recorded a benefit of $3.5 million and $6.5 million, respectively, from favorable development in estimated prior years’ self-insured loss reserves for the reasons noted above. During the nine months ended September 30, 2008 and 2007, we recorded a benefit of $13.8 million and $16.2 million, respectively, from favorable development in estimated prior years’ self-insured loss reserves for the reasons noted above.

	Three months ended September 30,		Nine months ended September 30,		Change 2008/2007
					Three	Nine
	2008	2007	2008	2007	Months	Months
	(Dollars in thousands)

Salaries and employee-related costs	$355,230	348,405	$1,067,643	1,047,271	2%	2
Percentage of revenue	22%	21%	22%	21%
Percentage of operating revenue	29%	30%	30%	30%
       Salaries and employee-related costs increased in the third quarter of 2008 and nine months ended September 30, 2008 primarily due to higher incentive-based compensation and savings plan costs partially offset by lower pension costs. Headcount as of September 30, 2008 was flat compared to the prior year.
       Pension expense decreased $9.0 million in the third quarter of 2008 and $20.6 million in the nine months ended September 30, 2008 primarily as a result of the freeze of the U.S. pension plans and Canadian defined benefit plan. During the third quarter of 2008, the Board of Directors approved the freeze of the defined benefit portion of the Canada retirement plan which resulted in a curtailment gain of $3.6 million. In connection with the freeze of the U.S. pension plans on January 1, 2008, we provided an enhanced 401(k) savings plan to employees. Refer to Note (O), “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information. Total savings plan costs increased $5.2 million and $15.7 million in the third quarter of 2008

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
and nine months ended September 30, 2008, respectively, primarily as a result of the enhanced 401(k) plan. The net impact of pension and savings plan costs was a net decrease of $3.8 million and $4.9 million for the three and nine months ended September 30, 2008.
       We apply actuarial methods to determine the annual net periodic pension expense and pension plan liabilities on an annual basis. Each December, we review actual experience compared with the more significant assumptions used and make adjustments to our assumptions, if warranted. In determining our annual estimate of periodic pension cost, we are required to make an evaluation of critical factors, such as discount rate and the expected long-term rate of return on assets. Accounting guidance applicable to pension plans does not require immediate recognition of the current year effects of a deviation between these assumptions and actual experience. We have experienced significant negative pension asset returns in 2008 in light of current equity market conditions, which would materially increase pension expense for 2009. Actual pension expense in 2009 will depend, among other items, on pension asset returns and discount rates at December 31.

	Three months ended September 30,		Nine months ended September 30,		Change 2008/2007
					Three	Nine
	2008	2007	2008	2007	Months	Months
	(Dollars in thousands)

Subcontracted transportation	$89,417	233,638	$258,447	737,853	(62)%	(65)
Percentage of revenue	5%	14%	5%	15%
       Subcontracted transportation expense represents freight management costs on logistics contracts for which we purchase transportation from third parties. Subcontracted transportation expense is directly impacted by whether we are acting as an agent or principal in our transportation management contracts. To the extent that we are acting as a principal, revenue is reported on a gross basis and carriage costs to third parties are recorded as subcontracted transportation expense. The impact to net earnings is the same whether we are acting as an agent or principal in the arrangement. Effective January 1, 2008, our contractual relationship with a significant customer changed, and we determined, after a formal review of the terms and conditions of the services, we are acting as an agent based on the revised terms of the arrangement. As a result, the amount of total revenue and subcontracted transportation expense decreased by $152.6 million in the third quarter and by $506.7 million in the nine months ended September 30, 2008 due to the reporting of revenue net of subcontracted transportation expense for this particular customer contract. The decrease in subcontracted transportation expense as a result of net revenue reporting in the third quarter of 2008 and nine months ended September 30, 2008 was slightly offset by increased volumes of freight management activity from new and expanded business.

	Three months ended September 30,		Nine months ended September 30,		Change 2008/2007
					Three	Nine
	2008	2007	2008	2007	Months	Months
	(In thousands)

Depreciation expense	$214,594	207,814	$629,803	606,268	3%	4
Gains on vehicle sales, net	(10,400)	(8,111)	(32,990)	(36,677)	28	(10)
Equipment rental	19,326	25,088	61,147	67,929	(23)	(10)
       Depreciation expense relates primarily to FMS revenue earning equipment. Depreciation expense increased in the third quarter of 2008 and nine months ended September 30, 2008 reflecting the impact of recent acquisitions. The increases were partially offset by lower adjustments in the carrying value of vehicles held for sale of $2.6 million and $6.8 million during the third quarter of 2008 and nine months ended September 30, 2008, respectively.
       Gains on vehicle sales, net increased in the third quarter of 2008 primarily due to higher pricing on expanded retail activity. Gains on vehicles sales, net decreased in the nine months ended September 30, 2008 primarily due to a decline in the number of vehicles sold.
       Equipment rental consists primarily of rent expense for FMS revenue earning equipment under lease. The decrease in equipment rental in the third quarter of 2008 and nine months ended September 30, 2008 reflects a reduction in the average number of leased vehicles.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

	Three months ended September 30,		Nine months ended September 30,		Change 2008/2007
					Three	Nine
	2008	2007	2008	2007	Months	Months
	(Dollars in thousands)

Interest expense	$40,639	40,199	$115,655	120,410	1%	(4)
Effective interest rate	5.5%	5.6%	5.3%	5.6%
       Interest expense increased in the third quarter of 2008 due to higher average debt balances. Interest expense decreased in the nine months ended September 30, 2008 due to a lower average cost of debt. The lower effective interest rate in 2008 primarily resulted from lower commercial paper borrowing rates. A hypothetical 10 basis point change in short-term market interest rates would decrease or increase annual pre-tax earnings by $0.8 million.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands)

Miscellaneous expense (income), net	$957	(10,407)	$2,278	(13,781)
       Miscellaneous expense (income), net consists of investment losses (income) on securities used to fund certain benefit plans, interest income, losses (gains) from sales of operating property, foreign currency transaction losses (gains), and other non-operating items. Miscellaneous expense (income), net decreased in the third quarter of 2008 and nine months ended September 30, 2008 primarily due to a $10.0 million gain recognized in 2007 on the sale of property and declining market performance in 2008 of investments classified as trading securities. These declines were slightly offset by lower foreign currency transaction losses.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands)

Restructuring and other charges (recoveries), net	$—	11,903	$(33)	13,594
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

	Three months ended September 30,		Nine months ended September 30,		Change 2008/2007
					Three	Nine
	2008	2007	2008	2007	Months	Months
	(Dollars in thousands)

Provision for income taxes	$41,774	38,960	$127,509	111,752	7%	14
Effective tax rate	37.3%	37.3%	40.3%	38.1%
       Our effective income tax rate for the nine months ended September 30, 2008 increased as the favorable impacts from the tax law changes in Massachusetts were more than offset by the adverse impact of higher non-deductible foreign losses in the current year, mostly in our Brazil operations and audit closures, expiring statute of limitations and the United Kingdom tax law change in the prior year.
       During the third quarter of 2008, the State of Massachusetts enacted a new tax law which resulted in a favorable adjustment to deferred income taxes of $1.8 million. During the third quarter of 2007, the United Kingdom enacted a new tax law which reduced the overall corporate tax rate and resulted in a favorable adjustment to deferred income taxes of $0.8 million in the prior year. During the second quarter of 2007, the State of New York enacted changes to its tax system which resulted in favorable adjustments to deferred income taxes of $1.3 million in the prior year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended September 30,		Nine months ended September 30,		Change 2008/2007
					Three	Nine
	2008	2007	2008	2007	Months	Months
	(In thousands)
Revenue:
Fleet Management Solutions	$1,166,744	1,051,866	$3,473,697	3,077,278	11%	13
Supply Chain Solutions	430,779	554,045	1,285,860	1,704,445	(22)	(25)
Dedicated Contract Carriage	140,632	143,796	421,542	423,362	(2)	—
Eliminations	(112,034)	(101,983)	(351,154)	(305,290)	(10)	(15)

Total	$1,626,121	1,647,724	$4,829,945	4,899,795	(1)%	(1)

Operating Revenue:
Fleet Management Solutions	$777,099	758,516	$2,297,993	2,214,646	2%	4
Supply Chain Solutions	344,170	325,293	1,035,825	977,341	6	6
Dedicated Contract Carriage	137,824	138,910	413,130	412,613	(1)	—
Eliminations	(49,274)	(52,035)	(151,911)	(157,642)	5	4

Total	$1,209,819	1,170,684	$3,595,037	3,446,958	3%	4

NBT:
Fleet Management Solutions	$104,758	93,179	$311,988	271,443	12%	15
Supply Chain Solutions	12,656	17,398	27,763	44,302	(27)	(37)
Dedicated Contract Carriage	13,182	12,293	36,908	35,153	7	5
Eliminations	(8,218)	(6,417)	(23,404)	(23,241)	(28)	(1)

	122,378	116,453	353,255	327,657	5	8
Unallocated Central Support Services	(10,396)	(10,096)	(30,046)	(30,435)	(3)	1
Restructuring and other charges, net and other items (1)	—	(1,864)	(6,465)	(3,555)	NA	NA

Earnings before income taxes	$111,982	104,493	$316,744	293,667	7%	8

(1)	Includes the Brazil charges of $6.5 million recorded in the second quarter of 2008 and the gain on sale of property of $10.0 million recorded in the third quarter of 2007. See Note (A), “Interim Financial Statements” and Note (P),”Gain on Sale of Property” in the Notes to Consolidated Condensed Financial Statements for additional information.
       As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Net Before Taxes” (NBT), which includes an allocation of Central Support Services (CSS) and excludes restructuring and other charges, net, described in Note (F), “Restructuring and Other Charges (Recoveries); the Brazil charges described in Note (A), “Interim Financial Statements;” and the 2007 gain on sale of property described in Note (P), “Gain on Sale of Property” in the Notes to Consolidated Condensed Financial Statements. CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal and corporate communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included within the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation. See Note (Q), “Segment Reporting,” in the Notes to Consolidated Condensed Financial Statements for a description of how the remainder of CSS costs is allocated to the business segments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
       The following table provides a reconciliation of items excluded from our segment NBT measure to their classification within our Consolidated Condensed Statements of Earnings:

	Consolidated
	Condensed Statements of	Three months ended September 30,		Nine months ended September 30,
Description	Earnings Line Item (1)	2008	2007	2008	2007
			(In thousands)
Restructuring and other (charges) recoveries, net	Restructuring	$—	(11,903)	$33	(13,594)
Brazil charges (2)	Operating expense	—	—	(4,877)	—
Brazil charges (2)	Subcontracted transportation	—	—	(1,621)	—
Gain on sale of property (3)	Miscellaneous income	—	10,039	—	10,039

Restructuring and other charges, net and other items		$—	(1,864)	$(6,465)	(3,555)

(1)	Restructuring refers to “Restructuring and other charges (recoveries), net” and Miscellaneous income refers to “Miscellaneous expense (income), net” on our Consolidated Condensed Statements of Earnings.
(2)	See Note (A), “Interim Financial Statements,” in the Notes to Consolidated Condensed Financial Statements for additional information.
(3)	See Note (P), “Gain on Sale of Property,” in the Notes to Consolidated Condensed Financial Statements for additional information.
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
       The following table sets forth equipment contribution included in NBT for our SCS and DCC business segments:

	Three months ended September 30,		Nine months ended September 30,		Change 2008/2007
					Three	Nine
	2008	2007	2008	2007	Months	Months
	(In thousands)
Equipment contribution:
Supply Chain Solutions	$4,090	3,163	$12,388	12,098	29%	2
Dedicated Contract Carriage	4,128	3,254	11,016	11,143	27	(1)

Total	$8,218	6,417	$23,404	23,241	28%	1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Fleet Management Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2008/2007
					Three	Nine
	2008	2007	2008	2007	Months	Months
	(Dollars in thousands)

Full service lease	$516,370	496,231	$1,536,667	1,461,380	4%	5
Contract maintenance	43,407	40,869	125,939	118,092	6	7

Contractual revenue	559,777	537,100	1,662,606	1,579,472	4	5
Contract-related maintenance	48,321	48,061	150,165	150,256	1	—
Commercial rental	149,493	155,012	428,798	431,345	(4)	(1)
Other	19,508	18,343	56,424	53,573	6	5

Operating revenue (1)	777,099	758,516	2,297,993	2,214,646	2	4
Fuel services revenue	389,645	293,350	1,175,704	862,632	33	36

Total revenue	$1,166,744	1,051,866	$3,473,697	3,077,278	11%	13

Segment NBT	$104,758	93,179	$311,988	271,443	12%	15

Segment NBT as a % of total revenue	9.0%	8.9%	9.0%	8.8%	10 bps	20 bps

Segment NBT as a % of operating revenue (1)	13.5%	12.3%	13.6%	12.3%	120 bps	130 bps

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our FMS business segment and as a measure of sales activity. Fuel services revenue, which is directly impacted by fluctuations in market fuel prices, is excluded from our operating revenue computation as fuel is largely a pass-through to customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs.
       Total revenue increased 11% during the third quarter of 2008 and increased 13% during the nine months ended September 30, 2008 due to higher fuel services revenue and contractual revenue growth. Fuel services revenue increased in 2008 due to higher fuel prices partially offset by reduced fuel volumes. Operating revenue (revenue excluding fuel) increased 2% in the third quarter of 2008 and increased 4% in the nine months ended September 30, 2008 as a result of contractual revenue growth, including the impact of acquisitions, which more than offset a decline in commercial rental revenue. Total revenue and operating revenue in the third quarter of 2008 included an unfavorable foreign exchange impact of 0.5% and 0.8%, respectively. Total revenue and operating revenue in the nine months ended September 30, 2008 included a favorable foreign exchange impact of 0.4% and 0.5%, respectively.
       Full service lease revenue grew 4% in the third quarter and 5% in the nine months ended September 30, 2008 reflecting growth in the North American market primarily due to acquisitions. Contract maintenance revenue increased 6% in the third quarter of 2008 and 7% in the nine months ended September 30, 2008 due to new contract sales. We expect favorable contractual revenue comparisons to continue for the remainder of the year due to recent acquisitions and contract sales. Commercial rental revenue decreased 4% in the third quarter and decreased 1% in the nine months ended September 30, 2008 reflecting reduced pricing in the U.S. and weak U.K. market demand partially offset by growth in Canada. We expect similar commercial rental revenue comparisons to continue in the near term based on recent market trends.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
       The following table provides rental statistics for the U.S. fleet, which generates approximately 80% of total commercial rental revenue:

	Three months ended September 30,		Nine months ended September 30,		Change 2008/2007
	2008	2007	2008	2007	Three Months	Nine Months
	(Dollars in thousands)

Non-lease customer rental revenue	$75,058	73,024	$200,220	191,228	3%	5

Lease customer rental revenue (1)	$45,862	51,840	$140,589	159,413	(12)%	(12)

Average commercial rental fleet size – in service (2)	28,200	29,800	27,700	30,000	(5)%	(8)

Average commercial rental power fleet size – in service (2), (3)	21,100	21,200	20,300	21,400	—%	(5)

Commercial rental utilization – power fleet	73.7%	73.0%	72.0%	69.3%	70 bps	270 bps

(1)	Lease customer rental revenue is revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.
(2)	Number of units rounded to nearest hundred and calculated using average daily unit counts.
(3)	Fleet size excluding trailers.
       FMS NBT increased $11.6 million in the third quarter of 2008 primarily because of improved contractual business performance, and the accretive impact of acquisitions. To a lesser extent, earnings also benefited from improved used vehicle results, unusually volatile fuel prices and a Canadian pension curtailment gain of $1.8 million. These results were partially offset by lower commercial rental results as weak market demand drove lower pricing in the U.S. and lower utilization in the U.K. Overall used vehicle results reflect the benefit of a smaller used truck inventory, including lower carrying costs. Gains from the sale of used vehicles increased in the third quarter of 2008 primarily due to expanded retail activity.
       FMS NBT increased $40.5 million in the nine months ended September 30, 2008 primarily because of improved contractual business performance, including acquisitions. Earnings also benefited from unusually volatile fuel prices and improved used vehicle results. These results were partially offset by lower commercial rental results. Overall used vehicle results reflect the benefit of a smaller used truck inventory, including lower carrying costs. Gains from the sale of used vehicles decreased in the nine months ended September 30, 2008 primarily because of a decline in the number of used vehicles sold. Lower carrying costs favorably impacted 2008 results and more than offset the decline in gains for the nine months ended September 30, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):

				Change
	September 30,	December 31,	September 30,	Sept. 2008/	Sept. 2008/
	2008	2007	2007	Dec. 2007	Sept. 2007
End of period vehicle count

By type:
Trucks	68,400	62,800	63,500	9%	8
Tractors	51,100	50,400	51,400	1	(1)
Trailers	32,900	40,400	40,300	(19)	(18)
Other	10,200	7,100	7,000	44	46

Total	162,600	160,700	162,200	1%	—

By ownership:
Owned	157,300	155,100	155,600	1%	1
Leased	5,300	5,600	6,600	(5)	(20)

Total	162,600	160,700	162,200	1%	—

By product line:
Full service lease	120,400	115,500	114,800	4	5
Commercial rental	33,900	34,100	35,100	(1)	(3)
Service vehicles and other	2,800	3,600	3,600	(22)	(22)

Active units	157,100	153,200	153,500	3	2
Held for sale	5,500	7,500	8,700	(27)	(37)

Total	162,600	160,700	162,200	1%	—

Customer vehicles under contract maintenance	34,200	31,500	30,400	9%	13

Quarterly average vehicle count

By product line:
Full service lease	119,700	115,200	115,300	4%	4
Commercial rental	34,400	34,600	35,700	(1)	(4)
Service vehicles and other	3,100	3,600	3,600	(14)	(14)

Active units	157,200	153,400	154,600	2	2
Held for sale	5,500	8,100	10,000	(32)	(45)

Total	162,700	161,500	164,600	1%	(1)

Customer vehicles under contract maintenance	34,200	31,000	30,100	10%	14

Year-to-date average vehicle count

By product line:
Full service lease	117,900	116,500	116,800	1%	1
Commercial rental	34,500	35,700	36,200	(3)	(5)
Service vehicles and other	3,400	3,500	3,500	(3)	(3)

Active units	155,800	155,700	156,500	—	—
Held for sale	6,100	9,300	10,200	(34)	(40)

Total	161,900	165,000	166,700	(2)%	(3)

Customer vehicles under contract maintenance	33,200	30,800	30,700	8%	8

Note: Prior year vehicle counts have been reclassified to conform to current year presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
       The totals in the previous table include the following non-revenue earning equipment for the U.S. fleet (number of units rounded to nearest hundred):

				Change
	September 30,	December 31,	September 30,	Sept. 2008/	Sept. 2008/
	2008	2007	2007	Dec. 2007	Sept. 2007

Not yet earning revenue (NYE)	1,000	900	800	11%	25
No longer earning revenue (NLE):
Units held for sale	4,600	6,400	7,600	(28)	(39)
Other NLE units	1,000	1,000	1,200	—	(17)

Total (1)	6,600	8,300	9,600	(20)%	(31)

(1)	Non-revenue earning equipment for FMS operations outside the U.S. totaled approximately 1,200 vehicles at September 30, 2008, 1,900 vehicles at December 31, 2007 and 800 vehicles at September 30, 2007, which are not included above.
       NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. For 2008, the number of NYE units increased compared to the same period in the prior year consistent with lease replacement activity. NLE units represent all vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. For 2008, the number of NLE units decreased compared to the prior year because of reduced used vehicle inventory levels. We expect favorable NLE comparisons to continue throughout the year as 2007 levels were impacted by higher lease replacement activity and a higher amount of rental units being out serviced to match market demand.
Supply Chain Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2008/2007
					Three		Nine
	2008	2007	2008	2007	Months		Months
	(Dollars in thousands)
U.S. operating revenue:
Automotive and industrial	$137,095	135,324	$430,395	410,436		1%		5
High-tech and consumer industries	80,069	70,534	232,258	219,534		14		6
Transportation management	9,681	7,797	28,750	24,344		24		18

U.S. operating revenue	226,845	213,655	691,403	654,314		6		6
International operating revenue	117,325	111,638	344,422	323,027		5		7

Total operating revenue (1)	344,170	325,293	1,035,825	977,341		6		6
Subcontracted transportation	86,609	228,752	250,035	727,104		(62)		(66)

Total revenue	$430,779	554,045	$1,285,860	1,704,445		(22)%		(25)

Segment NBT	$12,656	17,398	$27,763	44,302		(27)%		(37)

Segment NBT as a % of total revenue	2.9%	3.1%	2.2%	2.6%	(20	)bps	(40	)bps

Segment NBT as a % of total operating revenue (1)	3.7%	5.3%	2.7%	4.5%	(160	)bps	(180	)bps

Memo: Fuel costs	$37,011	29,677	$124,685	88,885		25%		40

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of the SCS business segment and as a measure of sales activity. Subcontracted transportation is deducted from total revenue to arrive at operating revenue as subcontracted transportation is typically a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Operating revenue is also a primary internal operating metric and is used to measure segment performance.
       Total revenue decreased 22% in the third quarter of 2008 and decreased 25% in the nine months ended September 30, 2008 as a result of net reporting of a transportation management arrangement previously reported on a gross basis. Effective January 1, 2008, our contractual relationship with a significant customer for certain transportation management services changed, and we determined, after a formal review of the terms and conditions of the services, that we are acting as an agent based on the revised terms of the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
arrangement. As a result, the amount of total revenue and subcontracted transportation expense decreased by $152.6 million and $506.7 million from the third quarter of 2007 and nine months ended September 30, 2007, respectively, due to the reporting of revenue net of subcontracted transportation expense related to this arrangement. This change did not impact operating revenue or net earnings. Operating revenue grew 6% in both the three and nine months ended September 30, 2008, due to new and expanded business, higher fuel costs and the favorable impact of foreign exchange rates. In the third quarter of 2008, SCS total revenue and operating revenue included a favorable foreign currency exchange impact of 1.1% and 0.5%, respectively. In the nine months ended September 30, 2008, SCS total revenue and operating revenue included a favorable foreign currency exchange impact of 2.3% and 1.8%, respectively. We expect unfavorable revenue comparisons for the remainder of the year due to the previously mentioned change in contractual relationship.
       Our largest customer, General Motors Corporation, accounted for approximately 17% of both SCS total revenue and operating revenue for the nine months ended September 30, 2008, and is comprised of multiple contracts in various geographic regions. For the nine months ended September 30, 2007, General Motors Corporation accounted for approximately 42% and 19% of SCS total revenue and operating revenue, respectively.
       SCS NBT decreased $4.7 million in the three months ended September 30, 2008 as a result of lower operating results in Latin America and the start-up of a U.S. based operation. Overhead spending in the third quarter of 2008 was negatively impacted by severance and higher sales and marketing and technology initiatives but were offset by a Canadian pension curtailment gain of $1.8 million and lower incentive-based compensation. The lower operating results in Latin America are due to higher transportation and labor costs.
       SCS NBT decreased $16.5 million in the nine months ended September 30, 2008 as a result of lower operating results in Brazil, higher overhead spending and the adverse impact from the automotive strikes during the second quarter of 2008. Brazil results this year have declined $10.7 million compared to prior year due to high transportation costs, adverse developments in 2008 related to certain litigation-related matters and the impact of customs and cross-border strikes. Higher overhead spending is due to higher sales and marketing investments and costs incurred for a facility relocation and were partially offset by a pension curtailment gain.
Dedicated Contract Carriage

	Three months ended September 30,		Nine months ended September 30,		Change 2008/2007
					Three		Nine
	2008	2007	2008	2007	Months		Months
	(Dollars in thousands)

Operating revenue (1)	$137,824	138,910	$413,130	412,613		(1)%	—
Subcontracted transportation	2,808	4,886	8,412	10,749		(43)	(22)

Total revenue	$140,632	143,796	$421,542	423,362		(2)%	—

Segment NBT	$13,182	12,293	$36,908	35,153		7%	5

Segment NBT as a % of total revenue	9.4%	8.5%	8.8%	8.3%	90	bps	50	bps

Segment NBT as a % of operating revenue (1)	9.6%	8.8%	8.9%	8.5%	80	bps	40	bps

Memo: Fuel costs	$33,407	26,704	$100,634	77,884		25%	29

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of the DCC business segment and as a measure of sales activity. Subcontracted transportation is deducted from total revenue to arrive at operating revenue as subcontracted transportation is typically a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Operating revenue is also a primary internal operating metric and is used to measure segment performance.
       Total revenue and operating revenue decreased in the third quarter of 2008 as a result of the non-renewal of certain customer contracts partially offset by the pass-throughs of higher fuel costs. Total revenue and operating revenue were flat in the nine months ended September 30, 2008 as higher fuel cost pass-throughs offset the non-renewal of certain customer contracts. We expect similar revenue comparisons to continue for the remainder of the year due to recent sales activity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
       DCC NBT increased 7% in the third quarter of 2008 due to improved operating performance and higher FMS equipment contribution partially offset by higher safety and insurance costs. DCC NBT increased 5% in the nine months ended September 30, 2008 as a result of improved operating performance partially offset by higher safety and insurance costs.
Central Support Services

	Three months ended September 30,		Nine months ended September 30,		Change 2008/2007
					Three	Nine
	2008	2007	2008	2007	Months	Months
	(In thousands)

Human resources	$3,996	3,939	$11,752	12,115	1%	(3)
Finance	14,190	14,263	41,786	44,396	(1)	(6)
Corporate services and public affairs	3,248	3,067	9,973	8,919	6	12
Information technology	14,560	14,144	42,671	41,001	3	4
Health and safety	1,789	1,863	5,814	6,191	(4)	(6)
Other	10,526	9,370	28,195	26,587	12	6

Total CSS	48,309	46,646	140,191	139,209	4	1
Allocation of CSS to business segments	(37,913)	(36,550)	(110,145)	(108,774)	(4)	(1)

Unallocated CSS	$10,396	10,096	$30,046	30,435	3%	(1)

       Total and unallocated CSS costs in the third quarter of 2008 increased primarily due to professional fees for strategic initiatives and increased outside legal costs. Total CSS costs in the nine months ended September 30, 2008 increased primarily due to higher spending on information technology initiatives and public affairs and professional fees.
FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
       The following is a summary of our cash flows from operating, financing and investing activities:

	Nine months ended September 30,
	2008	2007
	(In thousands)
Net cash provided by (used in):
Operating activities	$882,044	837,326
Financing activities	(78,547)	(249,224)
Investing activities	(805,829)	(616,363)
Effect of exchange rate changes on cash	(3,723)	5,853

Net change in cash and cash equivalents	$(6,055)	(22,408)

       A detail of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.
       Cash provided by operating activities increased to $882.0 million in the nine months ended September 30, 2008 compared with $837.3 million in 2007, due primarily to improved cash-based earnings. Cash used in financing activities in the nine months ended September 30, 2008 was $78.5 million compared with cash used of $249.2 million in 2007. Cash used in financing activities in the nine months ended September 30, 2008 reflects lower debt repayments as higher borrowings were used to fund higher share repurchase activity. Cash used in investing activities increased to $805.8 million in the nine months ended September 30, 2008 compared with $616.4 million in 2007 primarily due to acquisition-related payments in 2008 and the proceeds from the sale-leaseback in 2007, partially offset by lower vehicle capital spending and the use of restricted cash.

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
       The following table shows the sources of our free cash flow computation:

	Nine months ended September 30,
	2008	2007
	(In thousands)

Net cash provided by operating activities	$882,044	837,326
Sales of revenue earning equipment	208,846	280,671
Sales of operating property and equipment	3,393	15,898
Sale and leaseback of revenue earning equipment	—	150,348
Collections on direct finance leases	46,824	46,992
Other, net	395	1,040

Total cash generated	1,141,502	1,332,275
Purchases of property and revenue earning equipment	(891,159)	(1,093,545)

Free cash flow	$250,343	238,730

       The improvement in free cash flow to $250.3 million for the nine months ended September 30, 2008 compared with $238.7 million for the same period in 2007 was driven by the anticipated decrease in vehicle capital spending which was partially offset by the proceeds from the 2007 sale and leaseback transaction. We anticipate positive free cash flow to continue in 2008.
       The following table provides a summary of capital expenditures:

	Nine months ended September 30,
	2008	2007
	(In thousands)

Revenue earning equipment: (1)
Full service lease	$687,463	724,561
Commercial rental	172,495	200,225

	859,958	924,786
Operating property and equipment	89,089	57,294

Total capital expenditures	949,047	982,080
Changes in accounts payable related to purchases of revenue earning equipment	(57,888)	111,465

Cash paid for purchases of property and revenue earning equipment	$891,159	1,093,545

(1)	Capital expenditures exclude revenue earning equipment acquired under capital leases of $1.0 million and $11.3 million during the nine months ended September 30, 2008 and 2007, respectively.
       Capital expenditures (accrual basis) of $949.0 million were lower for the nine months ended September 30, 2008 compared with the same period in 2007 principally as a result of lower full service lease vehicle spending for expansion of customer fleets and reduced rental spending to meet market demand. Additionally, we have had increased lease extensions which do not require investment in capital. The increase in capital expenditures related to operating property and equipment reflect our investments in information technology initiatives and real estate properties. We anticipate full-year 2008 accrual basis capital expenditures to be approximately $1.28 billion, down from plan of $1.44 billion. This current capital expenditures forecast reflects a decrease of $160.0 million from plan, due to lower lease spending slightly offset by modestly higher spending on commercial rental vehicles.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Financing and Other Funding Transactions
       We utilize external capital primarily to support working capital needs and growth in our asset-based product lines. The variety of financing alternatives typically available to fund our capital needs include commercial paper, long-term and medium-term public and private debt, asset-backed securities, bank term loans, leasing arrangements and bank credit facilities. Our principal sources of financing are issuances of commercial paper and medium-term notes.
       Our ability to access unsecured debt in the capital markets is linked to both our short-term and long-term debt ratings. These ratings are intended to provide guidance to investors in determining the credit risk associated with particular Ryder securities based on current information obtained by the rating agencies from us or from other sources. Lower ratings generally result in higher borrowing costs as well as reduced access to unsecured capital markets. A significant downgrade of our short-term debt ratings would impair our ability to issue commercial paper. As a result, we would have to rely on alternative funding sources. A significant downgrade would not affect our ability to borrow amounts under our revolving credit facility described below.
       Our debt ratings at September 30, 2008 were as follows:

	Short-term	Long-term	Outlook

Moody’s Investors Service	P2	Baa1	Stable (June 2004)
Standard & Poor’s Ratings Services	A2	BBB+	Stable (April 2005)
Fitch Ratings	F2	A-	Stable (July 2005)
       Global capital and credit markets, including the commercial paper markets, have recently experienced increased volatility and disruption. Despite this volatility and disruption, we have continued to have access to the commercial paper markets. There is no guarantee that such markets will continue to be available to us at terms commercially acceptable to us or at all. If we cease to have access to commercial paper and other sources of unsecured borrowings, we would meet our liquidity needs by drawing upon contractually committed lending agreements as described below and/or by seeking other funding sources. We believe that our operating cash flow, together with our revolving credit facility and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us or at all.
       We can borrow up to $870 million through a global revolving credit facility with a syndicate of thirteen lenders. The credit facility matures in May 2010 and is used primarily to finance working capital and provide support for the issuance of commercial paper in the U.S. and Canada. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at September 30, 2008). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 11 basis points, which applies to the total facility of $870 million, and is based on Ryder’s current credit ratings. The credit facility contains no provisions restricting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated tangible net worth, as defined in the agreement, of less than or equal to 300%. The ratio at September 30, 2008 was 148%. At September 30, 2008, $669.2 million was available under the credit facility. Foreign borrowings of $20.7 million were outstanding under the facility at September 30, 2008.
       In September 2008, we renewed our trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to Ryder Receivable Funding II, L.L.C. (RRF LLC), a bankruptcy remote, consolidated subsidiary of Ryder, that in turn may sell, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in our unsecured debt ratings and changes in interest rates. The available proceeds that may be received under the program are limited to $250 million. If no event occurs which causes early termination, the 364-day program will expire on September 8, 2009. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the securitized receivables. At September 30, 2008 and December 31, 2007, $70.0 million and $100.0 million, respectively, was outstanding under the program and was included within “Short-term debt and current portion of long-term debt” on our Consolidated Condensed Balance Sheets.
       On February 27, 2007, Ryder filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission. The registration is for an indeterminate number of securities and is effective for three years. Under this universal shelf registration statement, we have the capacity to offer and sell from time to time various types of securities, including common stock, preferred stock and debt securities, subject to market demand and ratings status. In August 2008, we issued $300 million of unsecured medium-term notes maturing in September 2015. The proceeds from the notes were used for general corporate purposes. If the notes are downgraded following, and as a result of, a change of control, the note holder can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest. Our other outstanding notes are not subject to change of control repurchase obligations. See Note (J), “Debt,” for other issuances under this registration statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
       At September 30, 2008, we had the following amounts available to fund operations under the aforementioned facilities:

(In millions)

Global revolving credit facility	$669
Trade receivables program	180
Automatic shelf registration	Indeterminate
       The following table shows the movements in our debt balance:

	Nine months ended September 30,
	2008	2007
	(In thousands)

Debt balance at January 1	$2,776,129	2,816,943

Cash-related changes in debt:
Net change in commercial paper borrowings	(369,879)	(313,833)
Proceeds from issuance of medium-term notes	550,000	250,000
Proceeds from issuance of other debt instruments	116,240	447,234
Retirement of medium-term notes and debentures	(80,000)	(178,020)
Other debt repaid, including capital lease obligations	(59,492)	(251,708)

	156,869	(46,327)

Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	(3,607)	(58)
Addition of capital lease obligations, including acquisitions	1,862	11,340
Changes in foreign currency exchange rates and other non-cash items	(9,671)	34,197

Total changes in debt	145,453	(848)

Debt balance at September 30	$2,921,582	2,816,095

       In accordance with our funding philosophy, we attempt to match the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25% — 45% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total obligations (including notional value of swap agreements) was 27% at September 30, 2008 and 31% at December 31, 2007.
       Ryder’s leverage ratios and a reconciliation of on-balance sheet debt to total obligations were as follows:

	September 30,	% to	December 31,	% to
	2008	Equity	2007	Equity
		(Dollars in thousands)

On-balance sheet debt	$2,921,582	165%	2,776,129	147%
Off-balance sheet debt—PV of minimum lease payments and guaranteed residual values under operating leases for vehicles (1)	167,229		177,992

Total obligations	$3,088,811	174%	2,954,121	157%

(1)	Present value (PV) does not reflect payments Ryder would be required to make if we terminated the related leases prior to the scheduled expiration dates.
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
       Our leverage ratios increased in 2008 as the spending required to support acquisitions and share repurchase programs more than offset improved operating cash flows. Our long-term target percentage of total obligations to equity is 250% to 300% while maintaining a strong investment grade rating. We believe this leverage range is appropriate for our business due to the liquidity of our vehicle portfolio and because a substantial component of our assets is supported by long-term customer leases.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Off-Balance Sheet Arrangements
       We periodically enter into sale-leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions that are not deemed to be variable interest entities (VIEs). In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense. These leases contain limited guarantees by us of the residual values of the leased vehicles (residual value guarantees) that are conditioned upon disposal of the leased vehicles prior to the end of their lease term. The amount of future payments for residual value guarantees will depend on the market for used vehicles and the condition of the vehicles at time of disposal. See Note (L), “Guarantees,” in the Notes to Consolidated Condensed Financial Statements for additional information. During the nine months ended September 30, 2007, we completed a sale-leaseback transaction of revenue earning equipment with a third party not deemed to be a VIE and this transaction qualified for off-balance sheet treatment. Proceeds from the sale-leaseback transaction totaled $150.3 million. We did not enter into any sale-leaseback transactions during the nine months ended September 30, 2008.
Pension Information
       In July 2008, our Board of Directors approved an amendment to freeze the defined benefit portion of our Canadian retirement plan effective January 1, 2010 for current participants who do not meet certain grandfathering criteria. As a result, these employees will cease accruing further benefits under the defined benefit plan after January 1, 2010 and will begin receiving an enhanced benefit under the defined contribution portion of the plan. All retirement benefits earned as of January 1, 2010 will be fully preserved and will be paid in accordance with the plan and legal requirements. Employees hired after January 1, 2010 will not be eligible to participate in the Canadian defined benefit plan. The freeze of the Canadian defined benefit plan created a curtailment gain of $3.6 million (pre-tax).
       The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. We have made $17.2 million in pension contributions through September 30, 2008 and we expect to make additional pension contributions for our plans during the remainder of 2008 of approximately $5 million. Changes in interest rates and the market value of the securities held by the plans during 2008 could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in 2009 and beyond. Based on our asset values as of September 30, 2008, we expect pension contributions to significantly increase in 2009. See Note (O), “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Share Repurchases and Cash Dividends
       As discussed in Note (M), “Share Repurchase Programs,” in December 2007, our Board of Directors authorized a $300 million discretionary share repurchase program over a period not to exceed two years. Additionally, our Board of Directors authorized a separate two-year anti-dilutive repurchase program. For the three months ended September 30, 2008, we repurchased and retired 850,000 shares under the $300 million program at an aggregate cost of $56.5 million. For the three months ended September 30, 2008, we repurchased and retired 102,849 shares under the anti-dilutive repurchase program at an aggregate cost of $6.8 million. For the nine months ended September 30, 2008, we repurchased and retired 2,615,000 shares under the $300 million program at an aggregate cost of $169.7 million. For the nine months ended September 30, 2008, we repurchased and retired 1,363,436 shares under the anti-dilutive repurchase program at an aggregate cost of $86.4 million. The timing and amount of repurchase transactions is determined based on management’s evaluation of market conditions, share price and other factors. Towards the end of the third quarter, we temporarily paused purchases under both programs given current market conditions. We will continue to monitor financial conditions and will resume repurchases when we believe it is prudent to do so.
       In February, May 2008 and July 2008, our Board of Directors declared a quarterly cash dividend of $0.23 per share of common stock. This dividend reflects a $0.02 increase from the quarterly cash dividend of $0.21 paid in 2007.
RECENT ACCOUNTING PRONOUNCEMENTS
       See Note (R), “Recent Accounting Pronouncements,” in the Notes to Consolidated Condensed Financial Statements for a discussion of recent accounting pronouncements.
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
       The following table provides a numerical reconciliation of total revenue to operating revenue which was not provided within the MD&A discussion:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands)

Total revenue	$1,626,121	1,647,724	$4,829,945	4,899,795
Fuel services and subcontracted transportation revenue (1)	(479,062)	(526,988)	(1,434,151)	(1,600,485)
Fuel eliminations	62,760	49,948	199,243	147,648

Operating revenue	$1,209,819	1,170,684	$3,595,037	3,446,958

(1)	Includes intercompany fuel sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
FORWARD-LOOKING STATEMENTS
       Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:
•	our expectations as to anticipated revenue and earnings trends and future economic conditions;

•	our ability to successfully achieve the operational goals that are the basis of our business strategies, including offering competitive pricing, diversifying our customer base, optimizing asset utilization, leveraging the expertise of our various business segments, serving our customers’ global needs and expanding our support services;

•	impact of losses from conditional obligations arising from guarantees;

•	our expectations of the long-term residual values of revenue earning equipment;

•	number of NLE vehicles in inventory, and the size of our commercial rental fleet, for the remainder of the year;

•	the anticipated timing of the recognition of pre-tax compensation expense;

•	estimates of free cash flow and capital expenditures for 2008;

•	the adequacy of our accounting estimates and reserves for pension expense, depreciation and residual value guarantees, self-insurance reserves, goodwill impairment, accounting changes and income taxes;

•	our ability to fund all of our operations for the foreseeable future through internally generated funds and outside funding sources;

•	the anticipated impact of fuel price fluctuations;

•	our expectations as to future pension expense and contributions;

•	our expectations regarding the ultimate resolution of a disputed foreign tax assessment;

•	our expectations as to the results of the review of our Brazilian business operations and practices, including those related to legal and tax matters;

•	the anticipated deferral of tax gains on disposal of eligible revenue earning equipment pursuant to our vehicle like-kind exchange program;

•	our expectations regarding the effect of the adoption of recent accounting pronouncements;

•	our expectations regarding the terms, timing and integration plans of recent acquisitions;

•	our ability to access unsecured debt in the capital markets and our beliefs regarding the reliability of the participants to our contractual lending agreements;

•	our expectations regarding the future use and availability of funding sources;

•	the appropriateness of our long-term target leverage range.
       These statements, as well as other forward-looking statements contained in this Quarterly Report, are based on our current plans and expectations and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors could cause actual results and events to differ significantly from those expressed in any forward-looking statements. These risk factors include, but are not limited to, the following:
•	Market Conditions:
o	Changes in general economic conditions in the U.S. and worldwide leading to decreased demand for our services, lower profit margins, increased levels of bad debt and reduced access to credit

o	Changes in our customers’ operations, financial condition or business environment that may limit their need for, or ability to purchase, our services

o	Changes in market conditions affecting the commercial rental market or the sale of used vehicles

o	Less than anticipated growth rates in the markets in which we operate

o	Changes in current financial, tax or regulatory requirements that could negatively impact the leasing market
•	Competition:
o	Competition from other service providers, some of which have greater capital resources or lower capital costs

o	Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources

o	Competition from vehicle manufacturers in our FMS business operations

o	Our inability to maintain current pricing levels due to customer acceptance or competition

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
•	Profitability:
o	Our inability to obtain adequate profit margins for our services

o	Lower than expected customer volumes or retention levels

o	Loss of key customers in our SCS and DCC business segments

o	Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis

o	The inability of our business segments to create operating efficiencies

o	Availability of heavy-duty and medium-duty vehicles

o	Sudden changes in fuel prices and fuel shortages

o	Our inability to successfully implement our asset management initiatives

o	An increase in the cost of, or shortages in the availability of, qualified drivers

o	Labor strikes and work stoppages

o	Our inability to manage our cost structure

o	Our inability to limit our exposure for customer claims
•	Financing Concerns:
o	Higher borrowing costs and possible decreases in available funding sources caused by an adverse change in our debt ratings

o	Unanticipated interest rate and currency exchange rate fluctuations

o	Negative funding status of our pension plans caused by lower than expected returns on invested assets and unanticipated changes in interest rates

o	Increased instability in U.S. and worldwide credit markets, resulting in higher borrowing costs and/or reduced access to credit
•	Accounting Matters:
o	Impact of unusual items resulting from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and our organizational structure

o	Reductions in residual values or useful lives of revenue earning equipment

o	Increases in compensation levels, retirement rate and mortality resulting in higher pension expense; regulatory changes affecting pension estimates, accruals and expenses

o	Increases in healthcare costs resulting in higher insurance costs

o	Changes in accounting rules, assumptions and accruals

o	Impact of actual insurance claim and settlement activity compared to historical loss development factors used to project future development

o	Additional adverse issues or developments relating to our Brazilian operations
•	Other risks detailed from time to time in our SEC filings
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
       As of the end of the third quarter of 2008, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the third quarter of 2008, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.
Changes in Internal Controls over Financial Reporting
       During the three months ended September 30, 2008, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
       The following table provides information with respect to purchases we made of our common stock during the three months ended September 30, 2008:

				Maximum	Approximate
			Total Number of	Number of	Dollar Value
			Shares	Shares That May	That
			Purchased as	Yet Be	May Yet Be
	Total Number		Part of Publicly	Purchased Under	Purchased Under
	of Shares	Average Price	Announced	the Anti-Dilutive	the Discretionary
	Purchased(1)	Paid per Share	Program	Program(2)	Program (3)

July 1 through July 31, 2008	279,607	$67.11	279,019	700,394	$170,774,207
August 1 through August 31, 2008	378,582	67.60	378,330	647,064	148,778,084
September 1 through September 30, 2008	296,275	64.47	295,500	636,564	130,400,437

Total	954,464	$66.48	952,849

(1)	During the three months ended September 30, 2008, we purchased an aggregate of 1,615 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our common stock, one of the investment options available under the plans.
(2)	In December 2007, our Board of Directors authorized a two-year anti-dilutive share repurchase program. Under the anti-dilutive program, management is authorized to repurchase shares of common stock in an amount not to exceed the lesser of the number of shares issued to employees upon the exercise of stock options or through the employee stock purchase plan for the period beginning on September 1, 2007 to December 12, 2009, or 2 million shares. Share repurchases of common stock may be made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the anti-dilutive program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During the three months ended September 30, 2008, we purchased an aggregate of 102,849 shares of our common stock as part of the anti-dilutive program.
(3)	In December 2007, our Board of Directors also authorized a $300 million discretionary share repurchase program over a period not to exceed two years. Share repurchases of common stock may be made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the $300 million discretionary program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During the three months ended September 30, 2008, we purchased an aggregate of 850,000 shares of our common stock as part of the $300 million discretionary program.

ITEM 6. EXHIBITS

31.1	Certification of Gregory T. Swienton pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Robert E. Sanchez pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32	Certification of Gregory T. Swienton and Robert E. Sanchez pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.

SIGNATURES
       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC. (Registrant)
Date: October 22, 2008	By:	/s/ Robert E. Sanchez
Robert E. Sanchez
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: October 22, 2008	By:	/s/ Art A. Garcia
Art A. Garcia
Senior Vice President and Controller (Principal Accounting Officer)