Form 10-K
period 2008-12-31
RYDER SYSTEM INC
filed 2009-02-11
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold at June 30, 2008 was $3,876,375,009. The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at January 31, 2009 was 55,638,154.

Documents Incorporated by Reference into this Report	Part of Form 10-K into which Document is Incorporated

Ryder System, Inc. 2009 Proxy Statement	Part III

RYDER SYSTEM, INC.
FORM 10-K ANNUAL REPORT

i

PART I

ITEM 1. BUSINESS

OVERVIEW

Ryder System, Inc. (Ryder), a Florida corporation founded in 1933, is a global leader in transportation and supply chain management solutions. Our business is divided into three business segments: Fleet Management Solutions (FMS), which provides full service leasing, contract maintenance, contract-related maintenance and commercial rental of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; Supply Chain Solutions (SCS), which provides comprehensive supply chain solutions including distribution and transportation services throughout North America and in Europe, South America and Asia; and Dedicated Contract Carriage (DCC), which provides vehicles and drivers as part of a dedicated transportation solution in the U.S. Our customers range from small businesses to large international enterprises. These customers operate in a wide variety of industries, the most significant of which include automotive, electronics, transportation, grocery, lumber and wood products, food service, and home furnishings.

On December 17, 2008, we announced strategic initiatives to increase our competitiveness and drive long-term profitable growth. As part of these initiatives, during 2009 we will discontinue current SCS operations in certain international markets and transition out of specific SCS customer contracts in order to focus the organization and resources on the industries, accounts, and geographical regions that present the greatest opportunities for competitive advantage and long-term sustainable profitable growth. This will include discontinuing current operations in the markets of Brazil, Argentina, and Chile, and transitioning out of SCS customer contracts in Europe. We believe these changes will allow us to focus on enhancing the competitiveness and growth of our service offerings in the U.S., Canada, Mexico, the U.K. and Asia markets.

For financial information and other information relating to each of our business segments see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” of this report.

INDUSTRY AND OPERATIONS
Fleet Management Solutions

Value Proposition

Through our FMS business, we provide our customers with flexible fleet solutions that are designed to improve their competitive position by allowing them to focus on their core business, lower their costs and redirect their capital to other parts of their business. Our FMS product offering is comprised primarily of contractual-based full service leasing and contract maintenance services. We also offer transactional fleet solutions including commercial truck rental, maintenance services, and value-added fleet support services such as insurance, vehicle administration and fuel services. In addition, we provide our customers with access to a large selection of used trucks, tractors and trailers through our used vehicle sales program.

Market Trends

Over the last several years, many key trends have been reshaping the transportation industry, particularly the $63 billion U.S. private commercial fleet market and the $26 billion U.S. commercial fleet lease and rental market. The maintenance and operation of commercial vehicles has become more complicated requiring companies to spend a significant amount of time and money to keep up with new technology, diagnostics, retooling and training. Because of increased demand for efficiency and reliability, companies that own and manage their own fleet of vehicles have put greater emphasis on the quality of their preventive maintenance and safety programs. More recently, fluctuating energy prices have made it difficult for businesses to predict and manage fleet costs and the tightened credit market has limited businesses’ access to capital.

Operations

For the year ended December 31, 2008, our global FMS business accounted for 65% of our consolidated revenue.

U.S.  Our FMS customers in the U.S. range from small businesses to large national enterprises. These customers operate in a wide variety of industries, including transportation, grocery, lumber and wood products, food service and home furnishings. At December 31, 2008, we had 636 locations in 49 states and Puerto Rico and operated 217 maintenance facilities on-site at customer properties. A location typically consists of a maintenance facility or “shop,” offices for sales and other personnel, and in many cases, a commercial rental counter. Our maintenance facilities typically include a service island for fueling, safety inspections and preliminary maintenance checks as well as a shop for preventive maintenance and repairs.

Canada.  We have been operating in Canada for over 50 years. The Canadian private commercial fleet market is estimated to be $8 billion and the Canadian commercial fleet lease and rental market is estimated to be $2 billion. At December 31, 2008, we had 41 locations throughout 9 Canadian provinces. We also have 5 on-site maintenance facilities in Canada.

Europe.  We began operating in the U.K. in 1971 and since then have expanded into Ireland and Germany by leveraging our operations in the U.S. and the U.K. The U.K. commercial fleet lease and rental market is estimated to be $6 billion. At December 31, 2008, we had 40 locations throughout the U.K., Ireland and Germany, 29 of which are owned or leased by Ryder. We also manage a network of 344 independent maintenance facilities in the U.K. to serve our customers where it is more effective than providing the service in a Ryder managed location. In addition to our typical FMS operations, we also supply and manage vehicles, equipment and personnel for military organizations in the U.K. and Germany.

FMS Product Offerings

Full Service Leasing.  Under a typical full service lease, we provide vehicle maintenance, supplies and related equipment necessary for operation of the vehicles while our customers furnish and supervise their own drivers and dispatch and exercise control over the vehicles. Our full service lease includes all the maintenance services that are part of our contract maintenance service offering. We target leasing customers that would benefit from outsourcing their fleet management function or upgrading their fleet without having to dedicate a significant amount of their own capital. We will assess a customer’s situation, and after considering the size of the customer, residual risk and other factors, will tailor a leasing program that best suits the customer’s needs. Once we have agreed on a leasing program, we acquire vehicles and components that are custom engineered to the customer’s requirements and lease the vehicles to the customer for periods generally ranging from three to seven years for trucks and tractors and up to ten years for trailers. Because we purchase a large number of vehicles from a limited number of manufacturers, we are able to leverage our buying power for the benefit of our customers. In addition, given our continued focus on improving the efficiency and effectiveness of our maintenance services, we can provide our customers with a cost effective alternative to maintaining their own fleet of vehicles. We also offer our leasing customers the additional fleet support services described below.

Contract Maintenance.  Our contract maintenance customers include non-Ryder owned vehicles related to our full service lease customers as well as other customers that want to utilize our extensive network of maintenance facilities and trained technicians to maintain the vehicles they own or lease from third parties. The contract maintenance service offering is designed to reduce vehicle downtime through preventive and predictive maintenance based on vehicle type and time or mileage intervals. The service also provides vehicle repairs including parts and labor, 24-hour emergency roadside service and replacement vehicles for vehicles that are temporarily out of service. Vehicles covered under this offering are typically serviced at our own facilities. However, based on the size and complexity of a customer’s fleet, we may operate an on-site maintenance facility at the customer’s location.

Commercial Rental.  We target rental customers that have a need to supplement their private fleet of vehicles on a short-term basis (typically from less than one month up to one year in length) either because of seasonal increases in their business or discrete projects that require additional transportation resources. Our commercial rental fleet also provides additional vehicles to our full service lease customers to handle their peak or seasonal business needs. In addition to one-off commercial rental transactions, we seek to build national relationships with large national customers to become their preferred source of commercial vehicle rentals. Our rental representatives assist in selecting a vehicle that satisfies the customer’s needs and supervise the rental process, which includes execution of a rental agreement and a vehicle inspection. In addition to vehicle rental, we extend to our rental customers liability insurance coverage under our existing policies and the benefits of our comprehensive fuel services program.

The following table provides information regarding the number of vehicles and customers by FMS product offering, at December 31, 2008:

	U.S.		Foreign		Total
	Vehicles	Customers	Vehicles	Customers	Vehicles	Customers

Full service leasing	100,300	12,400	20,100	2,300	120,400	14,700
Contract maintenance(1)	31,000	1,400	4,500	200	35,500	1,600
Commercial rental	26,300	10,400	6,000	4,000	32,300	14,400

(1)	Contract maintenance customers include 700 full service lease customers.

Contract-Related Maintenance.  Our full service lease and contract maintenance customers periodically require additional maintenance services that are not included in their contracts. For example, additional maintenance services may arise when a customer’s driver damages the vehicle and these services are performed or managed by Ryder. Some customers also periodically require maintenance work on vehicles that are not covered by a long-term lease or maintenance contract. Ryder may provide service on these vehicles and charge the customer on an hourly basis for work performed. We obtain contract-related maintenance work because of our contractual relationship with the customers; however, the service provided is in addition to that included in their contractual agreements.

Fleet Support Services.  We have developed a variety of fleet support services tailored to the needs of our large base of lease customers. Customers may elect to include these services as part of their full service lease or contract maintenance agreements. Currently, we offer the following fleet support services:

Service	Description

Fuel	Full service diesel fuel dispensing at competitive prices; fuel planning; fuel tax reporting; centralized billing; and fuel cards

Insurance	Liability insurance coverage under our existing insurance policies which includes monthly invoicing, flexible deductibles, claims administration and discounts based on driver performance and vehicle specifications; physical damage waivers; gap insurance; and fleet risk assessment

Safety	Establishing safety standards; providing safety training, driver certification, prescreening and road tests; safety audits; instituting procedures for transport of hazardous materials; coordinating drug and alcohol testing; and loss prevention consulting

Administrative	Vehicle use and other tax reporting; permitting and licensing; and regulatory compliance (including hours of service administration)

Environmental management	Storage tank monitoring; stormwater management; environmental training; and ISO 14001 certification

Information technology	RydeSmartTM is a full-featured GPS fleet location, tracking, and vehicle performance management system designed to provide our customers improved fleet operations and cost controls. FleetCARE is our web based tool that provides customers with 24/7 access to key operational and maintenance management information about their fleets.

Used Vehicles.  We primarily sell our used vehicles at one of our 57 retail sales centers throughout North America, at our branch locations or through our website at www.Usedtrucks.Ryder.com. Typically, before we offer used vehicles for sale, our technicians assure that it is Road ReadyTM, which means that the vehicle has passed a comprehensive, multi-point performance inspection based on specifications formulated through our contract maintenance program. Our retail sales centers throughout North America allow us to leverage our expertise and in turn realize higher sales proceeds than in the wholesale market. Although we generally sell our used vehicles for prices in excess of book value, the extent to which we are able to realize a gain on the sale of used vehicles is dependent upon various factors including the general state of the used vehicle market, the age and condition of the vehicle at the time of its disposal and depreciation rates with respect to the vehicle.

FMS Business Strategy

Our FMS business strategy revolves around the following interrelated goals and priorities:

•	improve customer retention levels and focus on conversion of private fleets and commercial rental customers to full service lease customers;

•	successfully implement sales growth initiatives in our contractual product offerings;

•	focus on contractual revenue growth strategies, including the evaluation of selective acquisitions;

•	deliver unparalleled maintenance to our customers while continuing to implement process designs, productivity improvements and compliance discipline;

•	optimize asset utilization and management;

•	leverage infrastructure;

•	offer a wide range of support services that complement our leasing, rental and maintenance businesses; and

•	offer competitive pricing through cost management initiatives and maintain pricing discipline on new business.

Competition

As an alternative to using our services, customers may choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors.

Our FMS business segment competes with companies providing similar services on a national, regional and local level. Many regional and local competitors provide services on a national level through their participation in various cooperative programs. Competitive factors include price, equipment, maintenance, service and geographic coverage. We compete with finance lessors and also with truck and trailer manufacturers, and independent dealers, who provide full service lease products, finance leases, extended warranty maintenance, rental and other transportation services. Value-added differentiation of the full service leasing, contract maintenance, contract-related maintenance and commercial rental service has been, and will continue to be, our emphasis.

Acquisitions

In addition to our continued focus on organic growth, acquisitions play an important role in enhancing our growth strategy in the U.S., Canada and the U.K. In assessing potential acquisition targets, we look for companies that would create value for the Company through the creation of operating synergies, leveraging our existing facility infrastructure and fixed costs, improving our geographic coverage, diversifying our customer base and improving our competitive position in target markets.

During 2008, we took several actions to enhance our growth, including the following acquisitions:

•	On January 11, 2008, we acquired the assets of Lily Transportation Corporation (“Lily”) which included Lily’s fleet of approximately 1,600 vehicles and over 200 contractual customers, complementing our FMS market coverage and service network in the Northeast United States.

•	On May 12, 2008, we acquired the assets of Gator Leasing, Inc. (“Gator”) which included Gator’s fleet of approximately 2,300 vehicles and nearly 300 contractual customers, complementing our FMS market coverage and service network in Florida.

•	On August 29, 2008, we acquired the assets of Gordon Truck Leasing (“Gordon”) which included Gordon’s fleet of approximately 500 vehicles and approximately 130 contractual customers complementing our FMS market coverage and service network in Pennsylvania.

On February 2, 2009, we acquired the assets of Edart Leasing LLC (“Edart”), which included Edart’s fleet of approximately 1,600 vehicles and more than 340 contractual customers, complementing our FMS market coverage in the Northeast. We also acquired approximately 525 vehicles that will be re-marketed.
Supply Chain Solutions

Value Proposition

Through our SCS business, we offer a broad range of innovative logistics management services that are designed to optimize a customer’s global supply chain and address key customer business requirements. The term “supply chain” refers to a strategically designed process that directs the movement of materials, funds and related information from the acquisition of raw materials to the delivery of finished products to the end-user. Our SCS product offerings are organized into three categories: professional services, distribution operations and transportation solutions. These offerings are supported by a variety of information technology solutions which are an integral part of our other SCS services. These product offerings can be offered independently or as an integrated solution to optimize supply chain effectiveness.

Market Trends

The global supply chain logistics market is estimated to be $487 billion. Several key trends are affecting the market for third-party logistics services. Outsourcing all or a portion of a customer’s supply chain is becoming a more attractive alternative for several reasons including: (1) the lengthening of the global supply chain due to the location of manufacturing activities further away from the point of consumption, (2) the increasing complexity of customers’ supply chains, and (3) the need for new and innovative technology-based solutions. In addition, industry consolidation is increasing as providers look to expand their service offerings and create economies of scale in order to be competitive and satisfy customers’ global needs. To meet our customers’ demands in light of these trends, we provide an integrated suite of global supply chain solutions with sophisticated technologies and industry-leading engineering services, designed to help our customers manage their supply chains more efficiently.

Operations

For the year ended December 31, 2008, our global SCS business accounted for 26% of our consolidated revenue. For the year ended December 31, 2008, approximately 50% of our global SCS revenue was related to dedicated contract carriage services.

U.S.  At December 31, 2008, we had 102 SCS customer accounts in the U.S., most of which are large enterprises that maintain large, complex supply chains. These customers operate in a variety of industries including automotive, electronics, high-tech, telecommunications, industrial, consumer goods, paper and paper products, office equipment, food and beverage, and general retail industries. We continue to further diversify our customer base by expanding into new industry verticals, including retail/consumer goods. Most of our core SCS business operations in the U.S. revolve around our customers’ supply chains and are geographically located to maximize efficiencies and reduce costs. At December 31, 2008, managed warehouse space totaled approximately 15 million square feet for the U.S. and Puerto Rico. Along with those core customer specific locations, we also concentrate certain logistics expertise in locations not associated with specific customer sites. For example, our carrier procurement, contract management and freight bill audit and payment services groups operate out of our carrier management center, and our transportation optimization and execution groups operate out of our logistics center, both of which have locations in Novi, Michigan and Fort Worth, Texas.

Canada.  At December 31, 2008, we had 57 SCS customer accounts and managed warehouse space totaling approximately 900,000 square feet. Given the proximity of this market to our U.S. operations, the Canadian operations are highly coordinated with their U.S. counterparts, managing cross-border transportation and freight movements.

Mexico.  We began operating in Mexico in the mid-1990s. At December 31, 2008, we operated and maintained 700 vehicles in Mexico. At December 31, 2008, we had 77 SCS customer accounts and managed warehouse space totaling approximately 2 million square feet. Our Mexico operations offer a full range of SCS services and manages approximately 3,000 border crossings each week between Mexico and the U.S., often highly integrated with our domestic distribution and transportation operations.

Asia.  We began operating in Asia in 2001. Although our Asian operations are headquartered in Singapore, we also provide services in China via our Shanghai office and coordinate logistics activities in countries such as Malaysia. At December 31, 2008, we had 47 SCS customer accounts and managed warehouse space totaling approximately 795,000 square feet. As part of our strategy to expand with our customers into major markets, we will continue to refine our strategy in China and focus our efforts on growing our operations in that region.

Europe.  At December 31, 2008, we had 21 SCS customer accounts and managed warehouse space totaling approximately 400,000 square feet. In addition to the full range of SCS services, we operate a comprehensive shipment, planning and execution system through our European transportation management services center located in Düsseldorf, Germany. Due to current global economic conditions, we plan to transition out of SCS contracts during 2009.

South America.  We began operating in Brazil and Argentina in the mid-1990s and in Chile in 2004. At December 31, 2008, we operated and maintained 700 vehicles in South America. At December 31, 2008, we had 129 SCS customer accounts and managed warehouse space totaling approximately 4 million square feet. In all of these markets we offer a full range of SCS services. In our Argentina and Brazil operations, we also offered international transportation services for freight moving between these markets, including transportation, backhaul and customs procedure management. Due to current global economic conditions, we plan to discontinue our operations in South America during 2009.

Our largest customer, General Motors Corporation (GM), is comprised of multiple contracts in various geographic regions. In 2008, GM accounted for approximately 17% of SCS total revenue and 4% of consolidated revenue. We derive approximately 48% of our SCS revenue from the automotive industry, mostly from manufacturers and suppliers of original equipment parts.

SCS Product Offerings

Professional Services.  Our SCS business offers a variety of knowledge-based services that support every aspect of a customer’s supply chain. Our SCS professionals are available to evaluate a customer’s existing supply chain to identify inefficiencies, as well as opportunities for integration and improvement. Once the assessment is complete, we work with the customer to develop a supply chain strategy that will create the most value for the customer and their target clients. Once a customer has adopted a supply chain strategy, our SCS logistics team, supported by functional experts, and representatives from our information technology, real estate and finance groups work together to design a strategically focused supply chain solution. The solution may include both a network design that sets forth the number, location and function of key components of the network and a transportation solution that optimizes the mode or modes of transportation and route selection. In addition to providing the distribution and transportation expertise necessary to implement the supply chain solution, our SCS representatives can coordinate and manage all aspects of the customer’s supply chain provider network to assure consistency, efficiency and flexibility. For the year ended December 31, 2008, knowledge-based professional services accounted for 5% of our U.S. SCS revenue.

Distribution Operations.  Our SCS business offers a wide range of services relating to a customer’s distribution operations from designing a customer’s distribution network to managing the customer’s existing distribution facilities or a facility we acquire. Services within the facilities generally include managing the flow of goods from the receiving function to the shipping function, coordinating warehousing and transportation for inbound and outbound material flows, handling import and export for international shipments, coordinating just-in-time replenishment of component parts to manufacturing and final assembly and providing shipments to customer distribution centers or end-customer delivery points. Additional value-added services such as light assembly of components into defined units (kitting), packaging and refurbishment are also provided. For the year ended December 31, 2008, distribution operations accounted for 28% of our U.S. SCS revenue.

Transportation Solutions.  Our SCS business offers services relating to all aspects of a customer’s transportation network including equipment maintenance and drivers. Our team of transportation specialists provides shipment planning and execution, which includes shipment optimization, load scheduling and delivery confirmation through a series of technological and web-based solutions. Our transportation consultants, including our freight brokerage department, focus on carrier procurement of all modes of transportation with an emphasis on truck-based transportation, rate negotiation and freight bill audit and payment services. In addition, our SCS business provides customers as well as our FMS and DCC businesses with capacity management services that are designed to meet backhaul opportunities and minimize excess miles. For the year ended December 31, 2008, we purchased and (or) executed over $4 billion in freight moves on our customers behalf. For the year ended December 31, 2008, transportation solutions accounted for 67% of our U.S. SCS revenue.

SCS Business Strategy

Our SCS business strategy revolves around the following interrelated goals and priorities:

•	further diversify customer base through expansion into new industry verticals;

•	offer comprehensive supply chain solutions to our customers;

•	enhance distribution management as a core platform to grow integrated solutions;

•	leverage our transportation management capabilities including the expertise and resources of our FMS business;

•	achieve strong partnering relationships with our customers;

•	be a market innovator by continuously improving the effectiveness and efficiency of our solution delivery model; and

•	serve our customer’s global needs as lead manager, integrator and high-value operator.

Competition

In the SCS business segment, we compete with a large number of companies providing similar services on an international, national, regional and local level, each of which has a different set of core competencies. Additionally, this business is subject to potential competition in most of the regions it serves from air cargo, shipping, railroads, motor carriers and other companies that are expanding logistics services such as freight forwarders, contract manufacturers and integrators. Competitive factors include price, service, equipment, maintenance, geographic coverage, market knowledge, expertise in logistics-related technology, and overall performance (e.g., timeliness, accuracy and flexibility). Value-added differentiation of these service offerings across the global supply chain continues to be our overriding strategy.

Acquisitions

On December 19, 2008, we completed the acquisition of substantially all of the assets of Transpacific Container Terminal Ltd. (TCTL) and CRSA Logistics Ltd. (CRSA) in Canada, as well as CRSA Logistics operations in Hong Kong and Shanghai, China. This strategic acquisition adds complementary solutions to our SCS capabilities including consolidation services in key Asian hubs, as well as deconsolidation operations in Vancouver, Toronto and Montreal.
Dedicated Contract Carriage

Value Proposition

Through our DCC business segment, we combine the equipment, maintenance and administrative services of a full service lease with drivers and additional services to provide a customer with a dedicated transportation solution that is designed to increase their competitive position, improve risk management and integrate their transportation needs with their overall supply chain. Such additional services include routing and scheduling, fleet sizing, safety, regulatory compliance, risk management, technology and communication systems support including on-board computers, and other technical support. These additional services allow us to address, on behalf of our customers, high service levels, efficient routing and the labor issues associated with maintaining a private fleet of vehicles, such as driver turnover, government regulation, including hours of service regulations, DOT audits and workers’ compensation. Our DCC solution offers a high degree of specialization to meet the needs of customers with high service requirements such as tight delivery windows, high-value or time-sensitive freight, closed-loop distribution, and multi-stop shipments.

Market Trends

The U.S. dedicated contract carriage market is estimated to be $12 billion. This market is affected by many of the trends that impact our FMS business such as the increased cost associated with purchasing and maintaining a fleet of vehicles. The administrative burden relating to regulations issued by the Department of Transportation (DOT) regarding driver screening, training and testing, as well as record keeping and other costs associated with the hours of service requirements, make our DCC product an attractive alternative to private fleet management. In addition, market demand for just-in-time delivery creates a need for well-defined routing and scheduling plans that are based on comprehensive asset utilization analysis and fleet rationalization studies.

Operations/Product Offerings

For the year ended December 31, 2008, our DCC business accounted for 9% of our consolidated revenue. At December 31, 2008, we had 182 DCC customer accounts in the U.S. Because it is highly customized, our DCC product is particularly attractive to companies that operate in industries that have time-sensitive deliveries or special handling requirements, such as newspapers (6% of U.S. DCC revenue), as well as to companies whose distribution systems involve multiple stops within a closed loop highway route. These customers operate in a wide variety of industries, the most significant of which include retail (38% of DCC revenue). Because DCC accounts typically operate in a limited geographic area, most of the drivers assigned to these accounts are short haul drivers, meaning they return home at the end of each work day. Although a significant portion of our DCC operations are located at customer facilities, our DCC business utilizes and benefits from our extensive network of FMS facilities.

In order to customize an appropriate DCC transportation solution for our customers, our DCC logistics specialists perform a transportation analysis using advanced logistics planning and operating tools. Based on this analysis, they formulate a logistics design that includes the routing and scheduling of vehicles, the efficient use of vehicle capacity and overall asset utilization. The goal of the plan is to create a distribution system that optimizes freight flow while meeting a customer’s service goals. A team of DCC transportation specialists can then implement the plan by leveraging the resources, expertise and technological capabilities of both our FMS and SCS businesses.

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

DCC Business Strategy

Our DCC business strategy revolves around the following interrelated goals and priorities:

•	increase market share with customers with large fleets that require a more comprehensive and flexible transportation solution;

•	align our DCC business with other SCS product lines to create revenue opportunities and improve operating efficiencies in both segments, particularly through increased backhaul utilization;

•	leverage the expertise and resources of our SCS and FMS businesses; and

•	expand our DCC support services to create customized transportation solutions for new customers and enhance the solutions we have created for existing customers.

Competition

Our DCC business segment competes with truckload carriers and other dedicated providers servicing on a national, regional and local level. Competitive factors include price, equipment, maintenance, service and geographic coverage and driver and operations expertise. Value-added differentiation of the DCC offerings has been, and will continue to be, our emphasis.

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

REGULATION

Our business is subject to regulation by various federal, state and foreign governmental entities. The Department of Transportation and various state agencies exercise broad powers over certain aspects of our business, generally governing such activities as authorization to engage in motor carrier operations, safety and financial reporting. We are also subject to a variety of requirements of national, state, provincial and local governments, including the U.S. Environmental Protection Agency and the Occupational Safety and Health Administration, that regulate safety, the management of hazardous materials, water discharges and air emissions, solid waste disposal and the release and cleanup of regulated substances. We may also be subject to licensing and other requirements imposed by the U.S. Department of Homeland Security and U.S. Customs Service as a result of increased focus on homeland security and our Customs-Trade Partnership Against

Terrorism certification. We may also become subject to new or more restrictive regulations imposed by these agencies, or other authorities relating to engine exhaust emissions, drivers’ hours of service, security and ergonomics.

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

ENVIRONMENTAL

We have always been committed to sound environmental practices that reduce risk and build value for us and our customers. We have a history of adopting “green” designs and processes because they are efficient, cost effective transportation solutions that improve our bottom line and bring value to our customers. We adopted our first worldwide Environmental Policy mission in 1991 and published our first environmental performance report in 1996 following PERI (Public Environmental Reporting Initiative) guidelines. Our environmental policy reflects our commitment to supporting the goals of sustainable development, environmental protection and pollution prevention in our business. We have adopted pro-active environmental strategies that have advanced business growth and continued to improve our performance in ways that reduce emission outputs and environmental impact. Our environmental team works with our staff and operating employees to develop and administer programs in support of our environmental policy and to help ensure that environmental considerations are integrated into all business processes and decisions.

In establishing appropriate environmental objectives and targets for our wide range of business activities around the world, we focus on (i) the needs of our customers; (ii) the communities in which we provide services; and (iii) relevant laws and regulations. We regularly review and update our environmental management procedures, and information regarding our environmental activities is routinely disseminated throughout Ryder. In 2008, we launched a “Green Center” on http://www.Ryder.com/greencenter to share our key environmental programs and initiatives with all stakeholders.

SAFETY

Our safety culture is founded upon a core commitment to the safety, health and well-being of our employees, customers, and the community. It is this commitment that made us an industry leader in safety throughout our 75-year history and contributed to our being awarded the Green Cross for Safety from the National Safety Council.

Safety is an integral part of our business strategy because preventing injury improves employee quality of life, eliminates service disruptions to our customers, increases efficiency and customer satisfaction. As a core value, our focus on safety is a daily regimen, reinforced by many safety programs and continuous operational improvement and supported by a talented and dedicated safety organization.

Training is a critical component of our safety program. Monthly safety training topics delivered by location safety committees cover specific and relevant safety topics and managers receive annual safety leadership training. Regular safety behavioral observations are conducted by managers throughout the organization everyday and remedial training takes place on-the-spot and at every location with a reported injury. We also deliver a comprehensive suite of highly interactive training lessons through Ryder Pro-TREAD to each driver individually over the internet.

Our safety policies require that all managers, supervisors and employees incorporate processes in all aspects of our business. Monthly safety scorecards are tracked and reviewed by management for progress toward key safety objectives. Our proprietary web-based safety tracking system, RyderStar, delivers proactive safety programs tailored to every location and helps measure safety activity effectiveness.

EMPLOYEES

At December 31, 2008, we had approximately 28,000 full-time employees worldwide, of which 24,100 were employed in North America, 2,000 in South America, 1,400 in Europe and 500 in Asia. On December 17, 2008, we announced strategic initiatives to increase our global competitiveness, which we expect to result in the elimination of approximately 3,200 positions worldwide during 2009. We have approximately 15,200 hourly employees in the U.S., approximately 3,400 of which are organized by labor unions. These employees are principally represented by the International Brotherhood of Teamsters, the International Association of Machinists and Aerospace Workers, and the United Auto Workers, and their wages and benefits are governed by 99 labor agreements that are renegotiated periodically. Some of the businesses in which we currently engage have experienced a material work stoppage, slowdown or strike. We consider that our relationship with our employees is good.

EXECUTIVE OFFICERS OF THE REGISTRANT

All of the executive officers of Ryder were elected or re-elected to their present offices either at or subsequent to the meeting of the Board of Directors held on May 2, 2008 in conjunction with Ryder’s 2008 Annual Meeting. They all hold such offices, at the discretion of the Board of Directors, until their removal, replacement or retirement.

Name	Age	Position

Gregory T. Swienton	59	Chairman of the Board and Chief Executive Officer
Robert E. Sanchez	43	Executive Vice President and Chief Financial Officer
Robert D. Fatovic	43	Executive Vice President, General Counsel and Corporate Secretary
Art A. Garcia	47	Senior Vice President and Controller
Gregory F. Greene	49	Executive Vice President and Chief Human Resources Officer
Thomas S. Renehan	46	Executive Vice President, Sales and Marketing, U.S. Fleet Management Solutions
Anthony G. Tegnelia	63	President, Global Fleet Management Solutions
John H. Williford	52	President, Global Supply Chain Solutions

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

Robert E. Sanchez has served as Executive Vice President and Chief Financial Officer since October 2007. He previously served as Executive Vice President of Operations, U.S. Fleet Management Solutions from October 2005 to October 2007 and as Senior Vice President and Chief Information Officer from January 2003 to October 2005. Mr. Sanchez joined Ryder in 1993 and has held various positions.

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

Art A. Garcia has served as Senior Vice President and Controller since October 2005 and as Vice President and Controller since February 2002. Mr. Garcia joined Ryder in December 1997 and has held various positions within Corporate Accounting.

Gregory F. Greene has served as Executive Vice President since December 2006 and as Chief Human Resources Officer since February 2006. Previously, Mr. Greene served as Senior Vice President, Strategic

Planning and Development from April 2003. Mr. Greene joined Ryder in August 1993 and has since held various positions within Human Resources.

Thomas S. Renehan has served as Executive Vice President, Sales and Marketing, U.S. Fleet Management Solutions, since October 2005 and as Senior Vice President, Sales and Marketing from July 2005 to October 2005. He previously served as Senior Vice President, Asset Management, Sales and Marketing from March 2004 to July 2005, as Senior Vice President, Asset Management from December 2002. Mr. Renehan joined Ryder in October 1985 and has held various positions within Ryder’s FMS business.

Anthony G. Tegnelia has served as President, Global Fleet Management Solutions since October 2005. He previously served as Executive Vice President, U.S. Supply Chain Solutions from December 2002 to October 2005. Prior to that, he was Senior Vice President, Global Business Value Management. Mr. Tegnelia joined Ryder in 1977 and has held a variety of other positions with Ryder including Senior Vice President and Chief Financial Officer of Supply Chain Solutions and Senior Vice President, Field Finance.

John H. Williford has served as President, Global Supply Chain Solutions since June 2008. Prior to joining Ryder, Mr. Williford founded and served as President and Chief Executive Officer of Golden Gate Logistics LLC from 2006 to June 2008. From 2002 to 2005, he served as President and Chief Executive Officer of Menlo Worldwide, Inc., the supply chain business of CNF, Inc. From 2005 to 2006, Mr. Williford was engaged as an advisor to Menlo Worldwide subsequent to the sale of Menlo Forwarding to United Parcel Service.

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

ITEM 1A. RISK FACTORS

In addition to the factors discussed elsewhere in this report, the following are some of the important factors that could affect our business.

Our operating and financial results may fluctuate due to a number of factors, many of which are beyond our control.

Our annual and quarterly operating and financial results are affected by a number of economic, regulatory and competitive factors, including:

•	changes in current financial, tax or regulatory requirements that could negatively impact the leasing market;

•	our inability to obtain expected customer retention levels or sales growth targets;

•	unanticipated interest rate and currency exchange rate fluctuations;

•	labor strikes, work stoppages or driver shortages affecting us or our customers;

•	sudden changes in fuel prices and fuel shortages;

•	competition from vehicle manufacturers in our U.K. business operations; and

•	changes in accounting rules, estimates, assumptions and accruals.

Our business and operating results could be adversely affected by unfavorable economic and industry conditions.

We have achieved annual operating revenue growth over the last few years in spite of a U.S. freight recession, in part due to a strong focus on increased contractual revenue growth and market expansion and acquisitions. During the fourth quarter of 2008, however, our business, particularly our transactional commercial rental business, began to experience the effects of worsening macroeconomic conditions, further exacerbated by certain customer-specific challenges and significant disruptions in the financial and credit markets globally. As economic conditions worsened globally during late 2008, we began to see a significant decline in rental performance and utilization as well as slow used vehicle sales activity resulting from a worsening freight recession. Significant uncertainty around macroeconomic and industry conditions may impact the spending and financial position of our customers.

Challenging economic and market conditions may also result in:

•	difficulty forecasting, budgeting and planning due to limited visibility into the spending plans of current or prospective customers;

•	increased competition for fewer projects and sales opportunities;

•	pricing pressure that may adversely affect revenue and gross margin;

•	higher overhead costs as a percentage of revenue;

•	increased risk of charges relating to asset impairments, including goodwill and other intangible assets;

•	customer financial difficulty and increased risk of uncollectible accounts receivable;

•	increased pension costs due to negative asset returns; and

•	increased risk of declines in the residual values of our vehicles.

We are uncertain as to how long current, unfavorable macroeconomic and industry conditions will persist and the magnitude of their effects on our business and results of operations. If these conditions persist or further weaken, our business and results of operations could be materially adversely affected.

We are exposed to risks associated with the current financial crisis.

Financial markets in the U.S. and abroad have experienced extreme disruption, including severely diminished liquidity and credit availability resulting in higher short-term borrowing costs and more stringent borrowing terms. Recessionary conditions in the global economy threaten to cause further tightening of the credit markets, more stringent lending standards and terms and higher volatility in interest rates. While these conditions and the current economic downturn have not impaired our ability to access credit markets, these conditions may adversely affect our business in the future, particularly if there is further deterioration in the world financial markets and major economies. The current credit conditions may also adversely affect the business of our customers. Difficulties in obtaining capital may lead to the inability of some customers to obtain affordable financing to fund their operations, resulting in lower demand for leasing services from Ryder. Furthermore, liquidity issues could impair the ability of those with whom we do business to satisfy their obligations to us.

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

Additionally, technology changes and sudden changes in supply and demand together with other market factors beyond our control vary from year to year and from vehicle to vehicle, making it difficult to accurately predict residual values used in calculating our depreciation expense. Although we have developed disciplines related to the management and maintenance of our vehicles that are designed to prevent these losses, there is no assurance that these practices will sufficiently reduce the residual risk. For a detailed discussion on our accounting policies and assumptions relating to depreciation and residual values, please see the section titled “Critical Accounting Estimates — Depreciation and Residual Value Guarantees” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our profitability could be adversely impacted by our inability to maintain appropriate commercial rental utilization rates through our asset management initiatives.

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

Continued decline in automotive volumes and instability in the automotive industry would adversely affect our results and increase our credit risk.

Approximately 48% of our global SCS revenues is from the automotive industry and is directly impacted by automotive vehicle production. In addition, a number of our FMS customers, particularly transportation and trucking companies, provide services to the automotive industry. Automotive sales and production are impacted by general economic conditions, consumer preference, fuel prices, labor relations, the availability of credit and other factors. The North American automotive industry which generally includes General Motor Corporation (GM), Ford Motor Company and Cerberus Capital Management L.P. (Chrysler LLC) (the Detroit 3), has been weak for some time as a result of strong competition from foreign OEMs, high fixed costs particularly related to significant employee pension and healthcare benefit commitments, unsuccessful product launches and overcapacity. More recently both domestic and foreign automakers have reported significantly lower sales, and have responded by reducing production capacity both through plant shutdowns and a reduction in the number of production shifts. These plant shutdowns and shift eliminations have negatively impacted our results in 2008. Any prolonged plant shutdowns and additional shift eliminations can significantly reduce our operations with the OEMs as well as the operations of the automotive suppliers and transportation providers that we service in both our FMS and SCS businesses, and can have a negative impact on our future results.

We are also subject to credit risk associated with the concentration of our accounts receivable from our automotive and automotive-related customers. In response to declining market share and significant losses, the Detroit 3 have announced significant restructuring actions. In addition, GM has sought and obtained assistance from the U.S. government. If these actions do not improve GM’s financial condition and liquidity position, they may not be able to fund their operations and may seek bankruptcy protection. If GM or our other automotive or automotive-related customers combined were to become bankrupt, insolvent or otherwise were unable to pay for the services provided by us, we may incur significant write-offs of accounts receivable, incur impairment charges or require additional restructuring actions, all of which could have a material negative impact on our operating results and financial condition.

We derive a significant portion of our SCS revenue from a relatively small number of customers.

During 2008, sales to our top ten SCS customers representing all of the industry groups we service, accounted for 65% of our SCS total revenue and 61% of our SCS operating revenue (revenue less subcontracted transportation), with GM accounting for 17% of our SCS total and operating revenue. The loss of any of these customers or a significant reduction in the services provided to any of these customers, particularly GM, could impact our domestic and international operations and adversely affect our SCS financial results. While we continue to focus our efforts on diversifying our customer base we may not be successful in doing so in the short-term.

In addition, our largest SCS customers can exert downward pricing pressure and often require modifications to our standard commercial terms. While we believe our ongoing cost reduction initiatives have helped mitigate the effect of price reduction pressures from our SCS customers, there is no assurance that we will be able to maintain or improve profitability in those accounts.

Our profitability could be negatively impacted if the key assumptions and pricing structure of our SCS contracts prove to be invalid.

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

New regulations governing exhaust emissions could adversely impact our business. The Environmental Protection Agency has issued regulations that require progressive reductions in exhaust emissions from certain diesel engines through 2007. Emissions standards require reductions in the sulfur content of diesel fuel since June 2006 and the introduction of emissions after-treatment devices on newly-manufactured engines and vehicles utilizing engines built after January 1, 2007. In addition, each of these requirements could result in higher prices for tractors, diesel engines and fuel, which are passed on to our customers, as well as higher maintenance costs and uncertainty as to reliability of the new engines, all of which could, over time, increase our costs and adversely affect our business and results of operations. The new technology may also impact the residual values of these vehicles when sold in the future.

Volatility in assumptions and asset values related to our pension plans may reduce our profitability and adversely impact current funding levels.

We sponsor a number of defined benefit plans for employees in the U.S., U.K. and other foreign locations. Our major defined benefit plans are funded, with trust assets invested in a diversified portfolio. The cash contributions made to our defined benefit plans are required to comply with minimum funding requirements imposed by employee benefit and tax laws. The projected benefit obligation and assets of our global defined benefit plans as of December 31, 2008 were $1.48 billion and $976 million, respectively. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining pension expense and the ongoing funding requirements of those plans. Macroeconomic factors, as well as changes in investment returns and discount rates used to calculate pension expense and related assets and liabilities can be volatile and may have an unfavorable impact on our costs and funding requirements. Although we have actively sought to control increases in these costs and funding requirements, there can be no assurance that we will succeed, and continued upward pressure could reduce the profitability of our business and negatively impact our cash flows.

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

We maintain 677 FMS locations in the U.S., Puerto Rico and Canada; we own 440 of these facilities and lease the remaining facilities. Our FMS locations generally include a repair shop, rental counter, fuel service island and administrative offices.

Additionally, we manage 222 on-site maintenance facilities, located at customer locations.

We also maintain 126 locations in the U.S. and Canada in connection with our domestic SCS and DCC businesses. Almost all of our SCS locations are leased and generally include a warehouse and administrative offices.

We maintain 140 international locations (locations outside of the U.S. and Canada) for our international businesses. These locations are in the U.K., Ireland, Germany, Mexico, Argentina, Brazil, Chile, China, Thailand and Singapore. The majority of these locations are leased and generally include a repair shop, warehouse and administrative offices.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various claims, lawsuits and administrative actions arising in the normal course of our businesses. Some involve claims for substantial amounts of money and (or) claims for punitive damages. While any proceeding or litigation has an element of uncertainty, management believes that the disposition of such matters, in the aggregate, will not have a material impact on our consolidated financial condition or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the quarter ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Ryder Common Stock Prices

			Dividends per
	Stock Price		Common
	High	Low	Share

2008
First quarter	$65.25	40.31	0.23
Second quarter	76.64	60.28	0.23
Third quarter	75.09	58.02	0.23
Fourth quarter	62.19	27.71	0.23

2007
First quarter	$55.62	47.88	0.21
Second quarter	55.89	49.24	0.21
Third quarter	57.70	48.19	0.21
Fourth quarter	49.93	38.95	0.21

Our common shares are listed on the New York Stock Exchange under the trading symbol “R.” At January 30, 2009, there were 9,713 common stockholders of record and our stock price on the New York Stock Exchange was $33.78.

Performance Graph

The following graph compares the performance of our common stock with the performance of the Standard & Poor’s 500 Composite Stock Index and the Dow Jones Transportation 20 Index for a five year period by measuring the changes in common stock prices from December 31, 2003 to December 31, 2008.

The stock performance graph assumes for comparison that the value of the Company’s Common Stock and of each index was $100 on December 31, 2003 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Purchases of Equity Securities

The following table provides information with respect to purchases we made of our common stock during the three months ended December 31, 2008:

					Approximate Dollar
			Total Number of	Maximum Number	Value That May
			Shares Purchased as	of Shares That May	Yet Be Purchased
	Total Number	Average Price	Part of Publicly	Yet Be Purchased	Under the
	of Shares	Paid per	Announced	Under the Anti-Dilutive	Discretionary
	Purchased(1)	Share	Program	Program(2)	Program(3)

October 1 through October 31, 2008	5,857	$51.71	—	636,564	$130,400,437
November 1 through November 30, 2008	10,294	30.01	—	636,564	130,400,437
December 1 through December 31, 2008	1,280	35.14	—	636,564	130,400,437

Total	17,431	$37.68	—

(1)	During the three months ended December 31, 2008, we purchased an aggregate of 17,431 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plan relating to investments by employees in our common stock, one of the investment options available under the plan.

(2)	In December 2007, our Board of Directors authorized a two-year anti-dilutive repurchase program. Under the anti-dilutive program, management is authorized to repurchase shares of common stock in an amount not to exceed the lesser of the number of shares issued to employees upon the exercise of stock options or through the employee stock purchase plan for the period from September 1, 2007 to December 12, 2009, or 2 million shares. Share repurchases of common stock may be made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the anti-dilutive repurchase program, which would allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During the three months ended December 31, 2008, no repurchases had been made under this program. Towards the end of the third quarter, we temporarily paused purchases under both programs given current market conditions. We will continue to monitor financial conditions and will resume repurchases when we believe it is prudent to do so.

(3)	In December 2007, our Board of Directors also authorized a $300 million share repurchase program over a period not to exceed two years. Share repurchases of common stock may be made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the $300 million share repurchase program, which would allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During the three months ended December 31, 2008, no repurchases had been made under this program. Towards the end of the third quarter, we temporarily paused purchases under both programs given current market conditions. We will continue to monitor financial conditions and will resume repurchases when we believe it is prudent to do so.

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes information as of December 31, 2008 about certain plans which provide for the issuance of common stock in connection with the exercise of stock options and other share-based awards.

Number of
Securities
Remaining
Available for
	Number of		Future Issuance
	Securities to be		Under Equity
	Issued upon	Weighted-Average	Compensation
	Exercise of	Exercise Price of	Plans Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in
Plans	and Rights	and Rights	Column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders:
Broad based employee stock option plans	2,836,965	$39.87	5,044,201
Employee stock purchase plan	—	—	557,924
Non-employee directors’ stock plans	123,074	11.09	41,471
Equity compensation plans not approved by security holders	—	—	—

Total	2,960,039	$38.67	5,643,596

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial information should be read in conjunction with Items 7 and 8 of this report.

	Years ended December 31
	2008	2007	2006	2005	2004
	(Dollars and shares in thousands, except per share amounts)

Operating Data:
Revenue	$6,203,743	6,565,995	6,306,643	5,740,847	5,150,278
Earnings from continuing operations(1)	$199,881	253,861	248,959	227,628	215,609
Net earnings(1),(2)	$199,881	253,861	248,959	226,929	215,609

Per Share Data:
Earnings from continuing operations — Diluted(1)	$3.52	4.24	4.04	3.53	3.28
Net earnings — Diluted(1),(2)	$3.52	4.24	4.04	3.52	3.28
Cash dividends	$0.92	0.84	0.72	0.64	0.60
Book value(3)	$24.17	32.52	28.34	24.69	23.48

Financial Data:
Total assets	$6,689,508	6,854,649	6,828,923	6,033,264	5,683,164
Average assets(4)	$6,924,342	6,914,060	6,426,546	5,922,758	5,496,429
Return on average assets(%)(4)	2.9	3.7	3.9	3.8	3.9
Long-term debt	$2,478,537	2,553,431	2,484,198	1,915,928	1,393,666
Total debt	$2,862,799	2,776,129	2,816,943	2,185,366	1,783,216
Shareholders’ equity(3),	$1,345,161	1,887,589	1,720,779	1,527,456	1,510,188
Debt to equity(%)(3)	213	147	164	143	118
Average shareholders’ equity(3),(4)	$1,778,489	1,790,814	1,610,328	1,554,718	1,412,039
Return on average shareholders’ equity(%)(3),(4)	11.2	14.2	15.5	14.6	15.3
Adjusted return on capital(%)(5)	7.3	7.4	7.9	7.8	7.7
Net cash provided by operating activities	$1,255,531	1,102,939	853,587	779,062	866,849
Capital expenditures paid	$1,234,065	1,317,236	1,695,064	1,399,379	1,092,158

Other Data:
Average common shares — Diluted	56,790	59,845	61,578	64,560	65,671
Number of vehicles — Owned and leased	163,400	160,700	167,200	163,600	165,800
Average number of vehicles — Owned and leased(4)	162,200	165,400	164,400	166,700	165,100
Number of employees	28,000	28,800	28,600	27,800	26,300

		2008	2007	2006	2005	2004

(1)	Comparable earnings from continuing operations	$254,753	251,910	245,883	220,001	190,979
	Comparable earnings per diluted common share from continuing operations	$4.49	4.21	3.99	3.41	2.91

	Refer to the section titled “Non-GAAP Financial Measures” in Item 7 of this report for a reconciliation of comparable earnings to net earnings.

(2)	Net earnings in 2005 included (i) income from discontinued operations associated with the reduction of insurance reserves related to discontinued operations resulting in an after-tax benefit of $2 million, or $0.03 per diluted common share, and (ii) the cumulative effect of a change in accounting principle for costs associated with the future removal of underground storage tanks resulting in an after-tax charge of $2 million, or $0.04 per diluted common share.

(3)	Shareholders’ equity at December 31, 2008, 2007, 2006, 2005 and 2004 reflected after-tax equity charges of $480 million, $148 million, $201 million, $221 million, and $189 million, respectively, related to our pension and postretirement plans.

(4)	Amounts were computed using an 8-point average based on quarterly information.

(5)	Our adjusted return on capital (ROC) represents the rate of return generated by the capital deployed in our business. We use ROC as an internal measure of how effectively we use the capital invested (borrowed or owned) in our operations. Refer to the section titled “Non-GAAP Financial Measures” in Item 7 of this report for a reconciliation of net earnings to adjusted net earnings and average total debt and shareholders’ equity to adjusted average total capital.

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

OVERVIEW

Ryder System, Inc. (Ryder) is a global leader in transportation and supply chain management solutions. Our business is divided into three business segments, which operate in highly competitive markets. Our customers select us based on numerous factors including service quality, price, technology and service offerings. As an alternative to using our services, customers may choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors. Our customer base includes enterprises operating in a variety of industries including automotive, electronics, transportation, grocery, lumber and wood products, food service, and home furnishing.

The Fleet Management Solutions (FMS) business segment is our largest segment providing full service leasing, contract maintenance, contract-related maintenance, and commercial rental of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K. FMS revenue and assets in 2008 were $4.01 billion and $6.14 billion, respectively, representing 65% of our consolidated revenue and 92% of consolidated assets.

The Supply Chain Solutions (SCS) business segment provides comprehensive supply chain consulting including distribution and transportation services throughout North America and in South America, Europe and Asia. SCS revenue in 2008 was $1.64 billion, representing 26% of our consolidated revenue.

The Dedicated Contract Carriage (DCC) business segment provides vehicles and drivers as part of a dedicated transportation solution in the U.S. DCC revenue in 2008 was $548 million, representing 9% of our consolidated revenue.

2008 was a year of significant accomplishments for us, as we delivered strong earnings, operating revenue growth and positive free cash flow following more than two full years of a U.S. freight recession. We also successfully completed four accretive acquisitions in 2008. However, in the fourth quarter of 2008, we saw significant deterioration in general economic conditions, particularly affecting our transactional commercial rental business. In December 2008, we announced several strategic actions, including discontinuing certain operations and workforce reductions, that will better position us for the market conditions we anticipate in the upcoming year.

Total revenue was $6.20 billion, down 6% from $6.57 billion in 2007. Revenue comparisons were impacted by a previously announced change from gross to net revenue reporting in a subcontracted transportation agreement, which had no impact on operating revenue or earnings. Excluding this item, total revenue increased 5% primarily as a result of higher fuel services revenue. Operating revenue (total revenue less fuel and subcontracted transportation) was $4.70 billion in 2008, up 1%. Operating revenue growth was driven by contractual revenue, including acquisitions in our FMS business segment, new and expanded business in SCS partially offset by lower commercial rental revenue.

Net earnings decreased to $200 million from $254 million in 2007 and net earnings per diluted common share decreased to $3.52 from $4.24 in 2007. Net earnings included certain items we do not consider indicative of our ongoing operations and have been excluded from our comparable earnings measure. The

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

following discussion provides a summary of the 2008 and 2007 special items which are discussed in more detail throughout our MD&A and within the Notes to Consolidated Financial Statements:

	NBT	Net Earnings	EPS
	(Dollars in thousands,
	except per share amounts)

2008
Earnings / EPS	$349,922	$199,881	$3.52
• Restructuring and other charges primarily related to exit costs associated with a previously announced plan to discontinue certain international supply chain operations and workforce reductions	58,435	53,159	0.94
• Benefit associated with the reversal of reserves for uncertain tax positions due to the expiration of statutes of limitation in various jurisdictions	—	(7,931)	(0.14)
• Benefit from a tax law change in Massachusetts	—	(1,614)	(0.03)
• Brazil charges for prior years’ adjustments(1)	6,498	6,831	0.12
• Charges related to impairments and write-offs of international assets(1)	5,548	4,427	0.08

Comparable earnings	$420,403	$254,753	$4.49

2007
Earnings / EPS	$405,464	$253,861	$4.24
• Benefit from tax law changes in Canada	—	(3,333)	(0.06)
• Gain on sale of property(1)	(10,110)	(6,154)	(0.10)
• Restructuring and other charges related to cost management and process improvement actions	11,578	7,536	0.13

Comparable earnings	$406,932	$251,910	$4.21

(1)	Refer to Note 25, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements.

Excluding the special items listed above, comparable net earnings were $255 million, up 1% from $252 million in 2007. Comparable earnings per diluted common share were $4.49, up 7% from $4.21 in 2007. Earnings growth in the FMS and DCC business segments was largely offset by a decline in SCS earnings.

With our strong earnings and cash flows, we repurchased a total of 4 million shares of common stock in 2008 for $256 million. We also increased our annual dividend by 10% to $0.92 per share of common stock. In addition, during 2008, we paid $246 million and acquired the assets of Lily Transportation, Gator Leasing, Gordon Truck Leasing and Transpacific Container Terminal Ltd. and CRSA Logistics Ltd.

Capital expenditures increased to $1.27 billion compared to $1.19 billion in 2007. The growth in capital expenditures reflects higher full service lease vehicle spending for replacements and expansion of customer fleets. Our debt balances grew 3% to $2.86 billion at December 31, 2008 due to acquisitions and share repurchase programs. Our debt to equity ratio also increased to 213% from 147% in 2007. Our total obligations (including off-balance sheet debt) to equity ratio also increased to 225% from 157% in 2007. Leverage ratios were impacted by the unrecognized pension plan losses, share repurchases, foreign currency translation adjustments and acquisitions.

2009 Outlook

In 2009, we plan to manage through the impacts of a prolonged economic recession by focusing our efforts on the cyclical impacts in commercial rental and used vehicle sales and concentrating on cost improvement actions. We expect 2009 comparable earnings per diluted common share to decline because of

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

higher pension expense, lower commercial rental and used vehicle sales results and lower volumes, particularly in the automotive industry. We expect to partially offset these negative impacts through cost reduction initiatives, operational improvements and the carryover impact of acquisitions and share repurchases. In 2009, we will continue to focus on our contractual revenue growth and retention strategies, including the evaluation of selective acquisitions, while retaining financial discipline. Total revenue is targeted to decrease by 10% to 16% while operating revenue is expected to decrease by 5% to 11%. The 2009 forecast for total revenue includes the adverse impact of lower anticipated fuel prices and unfavorable foreign exchange rates.

ITEMS AFFECTING COMPARABILITY BETWEEN PERIODS

Revenue Reporting

In transportation management arrangements where we act as principal, revenue is reported on a gross basis for subcontracted transportation services billed to our customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Determining whether revenue should be reported as gross (within total revenue) or net (deducted from total revenue) is based on an assessment of whether we are acting as the principal or the agent in the transaction and involves judgment based on the terms and conditions of the arrangement. Effective January 1, 2008, our contractual relationship with a significant customer for certain transportation management services changed, and we determined, after a formal review of the terms and conditions of the services, that we were acting as an agent based on the revised terms of the arrangement. This contract modification required a change in revenue recognition from a gross basis to a net basis for subcontracted transportation beginning on January 1, 2008. This contract represented $640 million and $565 million of total revenue for the years ended December 31, 2007 and 2006, respectively.

Accounting Changes

See Note 2, “Accounting Changes,” for a discussion of the impact of changes in accounting standards.

ACQUISITIONS

We have completed various asset purchase agreements in the past two years, under which we acquired a company’s fleet and contractual customers. The FMS acquisitions operate under Ryder’s name and complement our existing market coverage and service network. The results of these acquisitions have been included in our consolidated results since the dates of acquisition.

	Business			Contractual
Company Acquired	Segment	Date	Vehicles	Customers	Market

Gordon Truck Leasing	FMS	August 29, 2008	500	130	Pennsylvania
Gator Leasing, Inc.	FMS	May 12, 2008	2,300	300	Florida
Lily Transportation Corp.	FMS	January 11, 2008	1,600	200	Northeast U.S.
Pollock NationaLease	FMS/SCS	October 5, 2007	2,000	200	Canada

On December 19, 2008, we completed the acquisition of substantially all of the assets of Transpacific Container Terminal Ltd. and CRSA Logistics Ltd. (CRSA) in Canada, as well as CRSA operations in Hong Kong and Shanghai, China. This strategic acquisition adds complementary solutions to our SCS capabilities including consolidation services in key Asian hubs, as well as deconsolidation operations in Vancouver, Toronto and Montreal.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

FULL YEAR CONSOLIDATED RESULTS

	Years ended December 31			Change
				2008/	2007/
	2008	2007	2006	2007	2006
	(Dollars and shares in thousands,
	except per share amounts)

Earnings before income taxes	$349,922	405,464	392,973	(14)%	3%
Provision for income taxes	150,041	151,603	144,014	(1)	5

Net earnings	$199,881	253,861	248,959	(21)%	2%

Per diluted common share	$3.52	4.24	4.04	(17)%	5%

Weighted-average shares outstanding — Diluted	56,790	59,845	61,578	(5)%	(3)%

Earnings before income taxes (NBT) decreased to $350 million in 2008 compared to $405 million in 2007. NBT in 2008 included a fourth quarter restructuring charge primarily associated with a plan to discontinue current supply chain operations in Brazil, Argentina, Chile and Europe. Comparable NBT increased to $420 million compared to $407 million in the prior year. The improvement in comparable NBT was driven by better operating performance in our FMS contractual business partially offset by a decline in commercial rental results and reduced profitability in our SCS business segment. Net earnings decreased to $200 million in 2008 or $3.52. Net earnings in 2008 included income tax benefits primarily related to the reversal of reserves for uncertain tax positions. Comparable net earnings increased to $255 million or $4.49 in 2008 from $252 million or $4.21 in 2007 due to the improvement in NBT. This improvement was slightly offset by a higher tax rate on comparable earnings resulting from an increase in non-deductible foreign losses. Earnings per diluted common share growth in 2008 exceeded the net earnings growth rate reflecting the impact of share repurchase programs.

NBT increased to $405 million in 2007 compared to $393 million in 2006. NBT in 2007 included restructuring charges and a gain on the sale of property. Comparable NBT increased to $407 million compared to $399 million in 2006 reflecting the benefits of (i) lower pension costs; (ii) contractual revenue growth in the FMS business segment; (iii) lower safety and insurance costs; (iv) lower incentive-based compensation; and (v) lower depreciation as a result of our annual depreciation review implemented January 1, 2007. These items more than offset the significant impact of weak U.S. commercial rental market demand and lower used vehicle sales results in our FMS business segment. Net earnings increased to $254 million in 2007 compared to $249 million in 2006. Net earnings in 2007 included an income tax benefit primarily associated with enacted changes in Canadian tax laws. Net earnings in 2006 included an income tax benefit associated with enacted changes in Texas and Canadian tax laws. Comparable net earnings increased to $252 million or $4.21 in 2007 from $246 million or $3.99 in 2006. Earnings per diluted common share growth in 2007 exceeded the net earnings growth rate reflecting the impact of share repurchase programs.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

See subsequent discussion within “Full Year Consolidated Results” and “Full Year Operating Results by Business Segment” for additional information on the results noted above.

	Years ended December 31			Change
				2008/	2007/
	2008	2007	2006	2007	2006
	(Dollars in thousands)

Revenue:
Fleet Management Solutions	$4,450,016	4,162,644	4,096,046	7%	2%
Supply Chain Solutions	1,643,056	2,250,282	2,028,489	(27)	11
Dedicated Contract Carriage	547,751	567,640	568,842	(4)	—
Eliminations	(437,080)	(414,571)	(386,734)	(5)	(7)

Total	$6,203,743	6,565,995	6,306,643	(6)%	4%

Operating revenue(1)	$4,704,506	4,636,557	4,454,231	1%	4%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our businesses and as a measure of sales activity. FMS fuel services revenue net of related intersegment billings, which is directly impacted by fluctuations in market fuel prices, is excluded from the operating revenue computation as fuel is largely a pass-through to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. Subcontracted transportation revenue in our SCS and DCC business segments is excluded from the operating revenue computation as subcontracted transportation is largely a pass-through to our customers and we realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Refer to the section titled “Non-GAAP Financial Measures” for a reconciliation of total revenue to operating revenue.

Total revenue decreased 6% to $6.20 billion in 2008 compared with 2007. Total revenue in 2008 was impacted by a change, effective January 1, 2008, in our contractual relationship with a significant customer that required a change in revenue recognition from a gross basis to a net basis for subcontracted transportation. This change did not impact operating revenue or earnings. During 2007, total revenue from this contractual relationship was $640 million. Excluding this item, total revenue increased 5% during 2008 compared with 2007 primarily as a result of higher fuel services revenue. Operating revenue increased 1% primarily due to FMS contractual revenue growth, including acquisitions, which more than offset the decline in commercial rental revenue. Total revenue in 2008 included an unfavorable foreign exchange impact of 0.3% due primarily to the weakening of the British pound.

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

Our FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to our SCS and DCC segments. Eliminations relate to inter-segment sales that are accounted for at

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

rates similar to those executed with third parties. The increases in eliminations in 2008 and 2007, reflects primarily the pass-through of higher average fuel costs.

	Years ended December 31			Change
				2008/	2007/
	2008	2007	2006	2007	2006
	(Dollars in thousands)

Operating expense (exclusive of items shown separately)	$3,029,673	2,776,999	2,735,752	9%	2%
Percentage of revenue	49%	42%	43%

Operating expense increased in 2008 compared with 2007 from the impact of higher fuel costs due to higher average market prices. Fuel costs are largely a pass-through to customers for which we realize minimal changes in profitability during periods of steady market fuel prices. We continue to realize favorable development in prior years’ self-insurance loss reserves and as a result benefited from lower safety and insurance costs. In recent years, our development has been favorable compared with historical selected loss development factors because of improved safety performance, payment patterns and settlement patterns.

Operating expense increased in 2007 compared with 2006 in conjunction with the growth in operating revenue as well as higher fuel costs due to higher average market prices. The increase in operating expense was partially offset by lower safety and insurance costs due to favorable development in prior years’ self-insurance loss reserves.

	Years ended December 31			Change
				2008/	2007/
	2008	2007	2006	2007	2006
	(Dollars in thousands)

Salaries and employee-related costs	$1,399,121	1,410,388	1,397,391	(1)%	1%
Percentage of revenue	23%	21%	22%
Percentage of operating revenue	30%	30%	31%

Salaries and employee-related costs decreased in 2008 compared with 2007 primarily due to lower headcount, including cost savings initiatives from 2007. Average headcount decreased 3% in 2008 compared with 2007. The number of employees at December 31, 2008 decreased to approximately 28,000 compared to 28,800 at December 31, 2007. We expect headcount to decline in 2009 due to the previously announced strategic initiatives.

Pension expense totaled $3 million in 2008 compared to $29 million in 2007. Lower pension expense was primarily a result of the freeze of our U.S. and Canadian pension plans. On January 5, 2007, our Board of Directors approved an amendment to freeze U.S. pension plans effective December 31, 2007 for current participants who did not meet certain grandfathering criteria. As a result, these employees ceased accruing further benefits after December 31, 2007 and began participating in an enhanced 401(k) plan. During the third quarter of 2008, our Board of Directors approved the freeze of the defined benefit portion of the Canadian retirement plan, which resulted in a curtailment gain of $4 million. In connection with the freeze of the pension plans, we provided an enhanced 401(k) savings plan to employees. See Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements, for additional information regarding these items. Total savings plan costs increased $20 million during 2008 primarily as a result of the enhanced 401(k) plan. The net impact of pension and savings plan costs was a net decrease of $6 million for 2008 compared with 2007.

We apply actuarial methods to determine the annual net periodic pension expense and pension plan liabilities. Each December, we review actual experience compared with the more significant assumptions used and make adjustments to our assumptions, if warranted. In determining our annual estimate of periodic pension cost, we are required to make an evaluation of critical factors, such as discount rate and the expected

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

long-term rate of return on assets. Accounting guidance applicable to pension plans does not require immediate recognition of the current year effects of a deviation between these assumptions and actual experience. We have experienced significant negative pension asset returns in 2008 the result of which will materially increase pension expense for 2009. We expect 2009 pension expense, on a pre-tax basis, to increase approximately $62 million primarily because of a lower than expected return on assets in 2008 partially offset by higher discount rates. See the section titled “Critical Accounting Estimates — Pension Plans” for further discussion on pension accounting estimates.

Salaries and employee-related costs increased in 2007 compared with 2006 primarily as a result of merit increases and higher outside labor costs from new and expanded business in our SCS business segment offset partially by lower pension expense and incentive-based compensation. Average headcount increased 2% in 2007 compared with 2006. Pension expense decreased $41 million in 2007 compared with 2006 due to (i) higher expected return on assets because of prior year actual returns and contributions, and (ii) the impact of higher interest rate levels at December 31, 2006. Incentive-based compensation expense decreased $15 million in 2007 compared with 2006, as we achieved a lower level of performance relative to target in 2007.

	Years ended December 31			Change
				2008/	2007/
	2008	2007	2006	2007	2006
	(Dollars in thousands)

Subcontracted transportation	$323,382	950,500	865,475	(66)%	10%
Percentage of revenue	5%	14%	14%

Subcontracted transportation expense represents freight management costs on logistics contracts for which we purchase transportation from third parties. Subcontracted transportation expense decreased in 2008 as a result of net reporting from a contract change. Subcontracted transportation expense in 2007 grew due to increased volumes of freight management activity from new and expanded business and higher average pricing on subcontracted freight costs, resulting from increased fuel costs.

Subcontracted transportation expense is directly impacted by whether we are acting as an agent or principal in our transportation management contracts. To the extent that we are acting as a principal, revenue is reported on a gross basis and carriage costs to third parties are recorded as subcontracted transportation expense. The impact to net earnings is the same whether we are acting as an agent or principal in the arrangement. Effective January 1, 2008, our contractual relationship with a significant customer changed, and we determined, after a formal review of the terms and conditions of the services, we were acting as an agent based on the revised terms of the arrangement. As a result, the amount of total revenue and subcontracted transportation expense decreased by $640 million in 2008 compared with 2007 due to the reporting of revenue net of subcontracted transportation expense for this particular customer contract.

	Years ended December 31			Change
				2008/	2007/
	2008	2007	2006	2007	2006
	(Dollars in thousands)

Depreciation expense	$843,459	815,962	743,288	3%	10%
Gains on vehicle sales, net	(39,312)	(44,094)	(50,766)	(11)	(13)
Equipment rental	80,105	93,337	90,137	(14)	4

Depreciation expense relates primarily to FMS revenue earning equipment. Depreciation expense increased to $843 million in 2008 compared to $816 million in 2007, reflecting the impact of recent acquisitions and increased capital spending. The increases were partially offset by lower adjustments in the carrying value of vehicles held for sale of $13 million in 2008 compared with 2007. Depreciation expense increased to $816 million in 2007 compared to $743 million in 2006, reflecting higher average vehicle investment from increased capital spending and higher adjustments in the carrying value of vehicles held for

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

sale of $18 million. 2007 benefited from adjustments made to residual values as part of our annual depreciation review.

We periodically review and adjust residual values, reserves for guaranteed lease termination values and useful lives of revenue earning equipment based on current and expected operating trends and projected realizable values. See the section titled “Critical Accounting Estimates — Depreciation and Residual Value Guarantees” for further discussion. While we believe that the carrying values and estimated sales proceeds for revenue earning equipment are appropriate, there can be no assurance that deterioration in economic conditions or adverse changes to expectations of future sales proceeds will not occur, resulting in lower gains or losses on sales. At the end of 2008, 2007 and 2006, we completed our annual depreciation review of the residual values and useful lives of our revenue earning equipment. Our annual review is established with a long-term view considering historical market price changes, current and expected future market price trends, expected life of vehicles and extent of alternative uses. Based on the results of the 2007 review, the adjustment to 2008 depreciation was not significant. Based on the results of our 2006 analysis, we adjusted the residual values of certain classes of our revenue earning equipment effective January 1, 2007. The residual value changes increased pre-tax earnings for 2007 by approximately $11 million compared with 2006. Based on the results of the 2008 review, the adjustment to 2009 depreciation is not significant.

Gains on vehicle sales, net decreased in 2008 compared with 2007 due to a 32% decline in the number of vehicles sold partially offset by improved gains per unit sold. In 2007, we had excess used truck inventories and increased our wholesale activity in order to reduce inventory levels. Wholesale prices are lower than our retail prices and result in lower gains per unit. In light of current market conditions, we expect a significant decline in overall used vehicle sales results, including gains and carrying value adjustments, reflecting lower retail prices and higher wholesale activity. Gains on vehicle sales, net decreased in 2007 compared with 2006 due to a decline in the average price of vehicles sold mostly as a result of wholesale activity taken to reduce excess used truck inventories.

Equipment rental consists primarily of rent expense for FMS revenue earning equipment under lease by us as lessee. Equipment rental decreased $13 million in 2008 due to the reduction in the average number of leased vehicles. Equipment rental increased $3 million in 2007 compared with 2006 as a result of the sale and leaseback of $150 million of revenue earning equipment completed in May 2007.

	Years ended December 31			Change
				2008/	2007/
	2008	2007	2006	2007	2006
	(Dollars in thousands)

Interest expense	$157,257	160,074	140,561	(2)%	14%
Effective interest rate	5.5%	5.6%	5.7%

Interest expense totaled $157 million in 2008 compared to $160 million in 2007. The decrease in interest expense reflects a lower average cost of debt principally from lower commercial paper borrowing rates. The growth in interest expense in 2007 compared with 2006 reflects higher average debt levels to support capital spending, the funding of global pension contributions in 2006 and share repurchase programs. A hypothetical 10 basis point change in short-term market interest rates would change annual pre-tax earnings by $0.7 million.

	Years ended December 31			Change
				2008/	2007/
	2008	2007	2006	2007	2006
	(Dollars in thousands)

Miscellaneous expense (income), net	$1,735	(15,904)	(11,732)	(111)%	36%

Miscellaneous expense (income), net consists of investment losses (income) on securities used to fund certain benefit plans, interest income, losses (gains) from sales of property, foreign currency transaction losses (gains), and non-operating items. Miscellaneous expense (income), net decreased $18 million in 2008

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

primarily due to a $10 million gain on sale of property recognized in the prior year. See Note 25, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements for additional information on the property sale. Miscellaneous expense in the current year was also negatively impacted by $6 million due to the declining market performance of our investments classified as trading securities and was partially offset by foreign currency transaction gains this year compared to losses in the prior year.

Miscellaneous expense (income), net increased to $16 million in 2007 compared to $12 million in 2006 because of the $10 million gain recognized on the sale of property. Miscellaneous expense (income), net also increased by $2 million as a result of a favorable contractual litigation settlement in 2007 compared with an unfavorable settlement in 2006. These favorable items were offset by (i) $3 million of additional foreign currency transaction losses compared with 2006, (ii) a 2006 business interruption insurance claim recovery from hurricane-related losses of $3 million ($2 million within our FMS business segment and $1 million within our DCC business segment), and (iii) a one-time recovery of $2 million in 2006 for the recognition of common stock received from mutual insurance companies.

	Years ended December 31
	2008	2007	2006
	(In thousands)

Restructuring and other charges, net	$58,401	13,269	3,564

2008 Activity

During the fourth quarter of 2008, we announced several restructuring initiatives designed to address current global economic conditions and drive long-term profitable growth. The initiatives include discontinuing supply chain operations in Brazil, Argentina and Chile during 2009 and transitioning out of SCS customer contracts in Europe. These actions will enable us to focus the organization and resources to expand our service offerings, further diversify our mix of industries served and continue our pursuit of “tuck-in” and strategic acquisitions that create synergies and/or expand capabilities. Our actions resulted in a pre-tax restructuring charge of $37 million, including severance and other termination benefits, contract termination costs and asset impairments. Approximately, 2,500 employees support the discontinued operations. The majority of the separation actions are expected to be completed and will start to benefit earnings by the latter part of 2009.

In connection with the decision to transition out of European supply chain contracts and a declining economic environment, we performed an impairment analysis relating to our U.K. FMS reporting unit. Based on our analysis, given current market conditions and business expectations, in the fourth quarter of 2008, we recorded a non-cash pre-tax impairment charge of $10 million related to the write-off of goodwill.

In addition to the longer-term strategic initiatives described above, we approved a plan to eliminate approximately 700 positions, primarily in the U.S. across all business segments. The workforce reduction resulted in a pre-tax restructuring charge of $11 million in the fourth quarter of 2008, all of which related to the payment of severance and other termination benefits. These actions will be substantially completed by the end of the first quarter of 2009. The workforce reduction is expected to result in annual cost savings of approximately $38 million once all activities are completed.

2007 Activity

Restructuring and other charges, net in 2007 related primarily to $10 million of employee severance and benefit costs incurred in connection with global cost savings initiatives and $2 million of contract termination costs. We approved a plan to eliminate approximately 300 positions as a result of cost management and process improvement actions throughout our domestic and international operations and Central Support Services (CSS). By December 31, 2008, the 2007 actions were completed and the cost reductions associated with these activities benefited salaries and employee-related costs throughout most of 2008.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Restructuring and other charges, net also included a charge of $1 million incurred to extinguish debentures that were originally set to mature in 2017. The charge included the premium paid on the early extinguishment of debt and the write-off of related debt discount and issuance costs.

2006 Activity

During 2006, we recorded net restructuring and other charges of $4 million that primarily consisted of early debt retirement costs and employee severance and benefit costs incurred in connection with global cost savings initiatives. The majority of these charges were recorded during the fourth quarter. These charges were partially offset by adjustments to prior year severance and employee-related accruals and contract termination costs. By December 31, 2007, the 2006 actions were completed and the cost reductions associated with these activities benefited salaries and employee-related costs in the latter half of 2007.

As part of ongoing cost management actions, we incurred $2 million of costs in the fourth quarter to extinguish debentures that were originally set to mature in 2016. The total debt retirement costs consisted of the premium paid on the early extinguishment and the write-off of the related debt discount and issuance costs. We realized annual pre-tax interest savings of approximately $2 million from the early extinguishment of these debentures. In 2006, we also approved a plan to eliminate approximately 150 positions as a result of ongoing cost management and process improvement actions throughout our domestic and international business segments and CSS. The charge related to these actions included severance and employee-related costs totaling $1 million. During 2006, we also had employee-related accruals and contract termination costs recorded in prior restructuring charges that were adjusted due to subsequent refinements in estimates.

See Note 4, “Restructuring and Other Charges,” in the Notes to Consolidated Financial Statements for further discussion.

	Years ended December 31			Change
				2008/	2007/
	2008	2007	2006	2007	2006
	(Dollars in thousands)

Provision for income taxes	$150,041	151,603	144,014	(1)%	5%
Effective tax rate	42.9%	37.4%	36.6%

The 2008 effective income tax rate increased due to the adverse impact of non-deductible restructuring and other charges and higher non-deductible foreign losses in the current year, mostly in our Brazil, Argentina and Chile operations. The income tax rate in 2008 benefited from enacted tax law changes in Massachusetts and the reversal of reserves for uncertain tax positions for which the statute of limitation in various jurisdictions had expired. The 2007 effective income tax rate included a net tax benefit of $5 million from the reduction of deferred income taxes as a result of enacted changes in tax laws in various jurisdictions. The 2006 effective income tax rate included a tax benefit of $7 million from the reduction of deferred income taxes as a result of enacted changes in Texas and Canadian tax laws. See Note 13, “Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

FULL YEAR OPERATING RESULTS BY BUSINESS SEGMENT

	Years ended December 31			Change
				2008/	2007/
	2008	2007	2006	2007	2006
	(Dollars in thousands)

Revenue:
Fleet Management Solutions	$4,450,016	4,162,644	4,096,046	7%	2%
Supply Chain Solutions	1,643,056	2,250,282	2,028,489	(27)	11
Dedicated Contract Carriage	547,751	567,640	568,842	(4)	—
Eliminations	(437,080)	(414,571)	(386,734)	(5)	(7)

Total	$6,203,743	6,565,995	6,306,643	(6)%	4%

Operating Revenue:
Fleet Management Solutions	$3,034,688	2,979,416	2,921,062	2%	2%
Supply Chain Solutions	1,330,671	1,314,531	1,182,925	1	11
Dedicated Contract Carriage	536,754	552,891	548,931	(3)	1
Eliminations	(197,607)	(210,281)	(198,687)	6	(6)

Total	$4,704,506	4,636,557	4,454,231	1%	4%

NBT:
Fleet Management Solutions	$398,540	373,697	368,069	7%	2%
Supply Chain Solutions	42,745	63,223	62,144	(32)	2
Dedicated Contract Carriage	49,628	47,409	42,589	5	11
Eliminations	(31,803)	(31,248)	(33,732)	(2)	7

	459,110	453,081	439,070	1	3
Unallocated Central Support Services	(38,741)	(44,458)	(39,486)	13	(13)
Restructuring and other charges, net and other items(1)	(70,447)	(3,159)	(6,611)	NM	NM

Earnings before income taxes	$349,922	405,464	392,973	(14)%	3%

(1)	See Note 25, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements for a discussion of items excluded from our segment measure of profitability.

As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Net Before Taxes” (NBT), which includes an allocation of CSS and excludes restructuring and other charges, net. These exclusions are described more fully in Note 4, “Restructuring and Other Charges,” and Note 25, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The following table provides a reconciliation of items excluded from our segment NBT measure to their classification within our Consolidated Statements of Earnings:

	Consolidated
	Statements of Earnings	Years ended December 31
Description	Line Item(1)	2008	2007	2006
		(In thousands)

Severance and employee-related costs(2)	Restructuring	$(26,470)	(10,442)	(1,048)
Contract termination costs(2)	Restructuring	(3,787)	(1,547)	(375)
Early retirement of debt(2)	Restructuring	—	(1,280)	(2,141)
Asset impairments(2)	Restructuring	(28,144)	—	—

Restructuring and other charges, net		(58,401)	(13,269)	(3,564)
Brazil charges(3)	Operating expense	(4,877)	—	—
Brazil charges(3)	Subcontracted transportation	(1,621)	—	—
International asset write-offs(3)	Operating expense	(3,931)	—	—
International asset impairment(3)	Depreciation expense	(1,617)	—	—
Gain on sale of property(3)	Miscellaneous income	—	10,110	—
Pension accounting charge(3)	Salaries	—	—	(5,872)
Pension remeasurement benefit(3)	Salaries	—	—	4,667
Postretirement benefit plan charge(3)	Salaries	—	—	(1,842)

Restructuring and other charges, net and other items		$(70,447)	(3,159)	(6,611)

(1)	Restructuring refers to the “Restructuring and other charges, net;” Miscellaneous income refers to “Miscellaneous expense (income), net” and Salaries refers to “Salaries and employee-related costs;” on our Consolidated Statements of Earnings.

(2)	See Note 4, “Restructuring and Other Charges,” in the Notes to Consolidated Financial Statements for additional information.

(3)	See Note 25, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements for additional information.

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

The following table sets forth equipment contribution included in NBT for our SCS and DCC segments:

	Years ended December 31
	2008	2007	2006
	(In thousands)

Equipment Contribution:
Supply Chain Solutions	$16,701	16,282	16,983
Dedicated Contract Carriage	15,102	14,966	16,749

Total	$31,803	31,248	33,732

CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal and corporate communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Certain costs are considered to be overhead not

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

attributable to any segment and remain unallocated in CSS. Included within the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation. See Note 27, “Segment Reporting,” in the Notes to Consolidated Financial Statements for a description of how the remainder of CSS costs is allocated to the business segments.

Fleet Management Solutions

	Years ended December 31			Change
				2008/	2007/
	2008	2007	2006	2007	2006
	(Dollars in thousands)

Full service lease	$2,042,064	1,965,308	1,848,141	4%	6%
Contract maintenance	168,157	159,635	141,933	5	12

Contractual revenue	2,210,221	2,124,943	1,990,074	4	7
Contract-related maintenance	193,856	198,747	193,134	(2)	3
Commercial rental	557,532	583,336	665,730	(4)	(12)
Other	73,079	72,390	72,124	1	—

Operating revenue(1)	3,034,688	2,979,416	2,921,062	2	2
Fuel services revenue	1,415,328	1,183,228	1,174,984	20	1

Total revenue	$4,450,016	4,162,644	4,096,046	7%	2%

Segment NBT	$398,540	373,697	368,069	7%	2%

Segment NBT as a % of total revenue	9.0%	9.0%	9.0%	— bps	— bps

Segment NBT as a % of operating revenue(1)	13.1%	12.5%	12.6%	60 bps	(10) bps

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our FMS business segment and as a measure of sales activity. Fuel services revenue, which is directly impacted by fluctuations in market fuel prices, is excluded from our operating revenue computation as fuel is largely a pass-through to customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs.

2008 versus 2007

Total revenue increased 7% in 2008 to $4.45 billion compared to $4.16 billion in 2007 due to higher fuel services revenue and contractual revenue growth. Fuel services revenue increased in 2008 due to higher fuel prices partially offset by reduced fuel volumes. Operating revenue increased 2% in 2008 to $3.03 billion compared to $2.98 billion in 2007 as a result of contractual revenue growth, including acquisitions, which more than offset the decline in commercial rental revenue. Total and operating revenue in 2008 also included an unfavorable foreign exchange impact of 0.5% and 0.7%, respectively.

Revenue growth was realized in both contractual FMS product lines in 2008. Full service lease revenue grew 4% reflecting increases in the North American market primarily due to acquisitions. Contract maintenance revenue increased 5% due primarily to new contract sales. We expect contractual revenue levels to remain flat with the current year as real growth will be offset by unfavorable foreign exchange rates. Commercial rental revenue decreased 4% in 2008, reflecting weak global market demand and reduced pricing particularly in the fourth quarter of 2008. The average global rental fleet size declined 5% in 2008 compared

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

with 2007. We expect commercial rental revenue comparisons in 2009 to decline from 2008 levels because of continuing weak market demand and pricing decline.

The following table provides rental statistics for the U.S. fleet, which generates more than 80% of total commercial rental revenue:

	Years ended December 31			Change
				2008/	2007/
	2008	2007	2006	2007	2006
	(Dollars in thousands)

Non-lease customer rental revenue	$265,704	259,723	282,528	2%	(8)%

Lease customer rental revenue(1)	$182,735	210,657	277,461	(13)%	(24)%

Average commercial rental fleet size — in service(2)	27,600	29,600	32,800	(7)%	(10)%

Average commercial rental power fleet size — in service(2),(3)	20,300	21,100	24,100	(4)%	(12)%

Commercial rental utilization — power fleet	71.7%	71.0%	71.9%	70 bps	(90) bps

(1)	Lease customer rental revenue is revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.

(2)	Number of units rounded to nearest hundred and calculated using average counts.

(3)	Fleet size excluding trailers.

FMS NBT increased $25 million in 2008 due primarily to improved contractual business performance, including acquisitions, and to a lesser extent, from higher fuel margins associated with unusually volatile fuel prices and better used vehicle sales results. This improvement was partially offset by a decline in commercial rental results, especially in the fourth quarter of 2008, as weak market demand drove lower pricing. Used vehicle sales results improved $9 million in 2008 primarily because of lower average used truck inventories.

2007 versus 2006

Total revenue increased 2% in 2007 to $4.16 billion compared to $4.10 billion in 2006 and operating revenue increased 2% in 2007 to $2.98 billion compared to $2.92 billion in 2006, due to contractual revenue growth offset by decreased commercial rental revenue. Total and operating revenue in 2007 also included a favorable foreign exchange impact of 1.0% and 1.3%, respectively.

Revenue growth was realized in both contractual FMS product lines in 2007. Full service lease revenue grew 6% due to higher new contract sales and lease replacements in all geographic markets served. Contract maintenance revenue increased 12% due primarily to new contract sales. Commercial rental revenue decreased 12% in 2007 due to weak U.S. market demand. We reduced our rental fleet size throughout the year in response to weak demand. The average global rental fleet size declined 8% in 2007 compared with 2006.

FMS NBT increased $6 million in 2007 due primarily to improved contractual business performance and lower pension expense of $32 million. This improvement was partially offset by a substantial decline in commercial rental results due to a lower rental fleet and, to a lesser extent, reduced pricing as well as lower used vehicle sales results. Used vehicles sales results declined $25 million in 2007 due to higher valuation adjustments on an increased inventory of used vehicles held for sale in North America and lower gains from the sale of used vehicles due to wholesale activity taken to reduce excess used truck inventories. Depreciation expense, although higher than 2006, benefited $11 million from our annual depreciation review effective January 1, 2007. FMS NBT in 2007 also benefited from lower safety and insurance costs and lower incentive-based compensation. The decrease in safety and insurance costs was mainly due to favorable development in estimated prior years’ self-insured loss reserves.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):

	December 31			Change
				2008/	2007/
	2008	2007	2006	2007	2006

End of period vehicle count
By type:
Trucks(1)	68,300	62,800	65,200	9%	(4)%
Tractors(2)	51,900	50,400	56,100	3	(10)
Trailers(3)	39,900	40,400	38,900	(1)	4
Other	3,300	7,100	7,000	(54)	1

Total	163,400	160,700	167,200	2%	(4)%

By ownership:
Owned	158,200	155,100	160,800	2%	(4)%
Leased	5,200	5,600	6,400	(7)	(13)

Total	163,400	160,700	167,200	2%	(4)%

By product line:
Full service lease	120,400	115,500	118,800	4%	(3)%
Commercial rental	32,300	34,100	37,000	(5)	(8)
Service vehicles and other	2,800	3,600	3,500	(22)	3

Active units	155,500	153,200	159,300	2	(4)
Held for sale	7,900	7,500	7,900	5	(5)

Total	163,400	160,700	167,200	2	(4)

Customer vehicles under contract maintenance	35,500	31,500	30,700	13%	3%

Average vehicle count
By product line:
Full service lease	118,500	116,400	115,700	2%	1%
Commercial rental	34,200	35,800	38,900	(4)	(8)
Service vehicles and other	3,200	3,500	3,300	(9)	6

Active units	155,900	155,700	157,900	—	(1)
Held for sale	6,300	9,700	6,500	(35)	49

Total	162,200	165,400	164,400	(2)	1

Customer vehicles under contract maintenance	33,600	30,800	27,900	9%	10%

(1)	Generally comprised of Class 1 through Class 6 type vehicles with a Gross Vehicle Weight (GVW) up to 26,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Classes 7 and 8 type vehicles with a GVW of over 26,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.

Note:  Prior year vehicle counts have been reclassified to conform to current year presentation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The totals in the previous table include the following non-revenue earning equipment for the U.S. fleet (number of units rounded to the nearest hundred):

	December 31			Change
				2008/	2007/
Number of Units	2008	2007	2006	2007	2006

Not yet earning revenue (NYE)	1,300	900	4,200	44%	(79)%
No longer earning revenue (NLE):
Units held for sale	6,300	6,400	7,500	(2)	(15)
Other NLE units	1,300	1,000	1,900	30	(47)

Total(1)	8,900	8,300	13,600	7%	(39)%

(1)	Non-revenue earning equipment for FMS operations outside the U.S. totaled approximately 1,500 vehicles at December 31, 2008, 1,900 vehicles at December 31, 2007, and 1,700 at December 31, 2006, which are not included above.

NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. For 2008, the number of NYE units increased compared with prior year consistent with higher lease replacement activity. NLE units represent all vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. For 2008, the number of NLE units increased slightly compared with the prior year because of the decline in commercial rental demand. We expect the number of NLE units in 2009 to be up modestly from 2008 levels.

Supply Chain Solutions

	Years ended December 31			Change
				2008/		2007/
	2008	2007	2006	2007		2006
	(Dollars in thousands)

U.S. operating revenue:
Automotive and industrial	$547,843	551,730	495,363	(1)%		11%
High-tech and consumer industries	310,455	288,913	291,933	7		(1)
Transportation management	38,523	32,596	30,737	18		6

U.S. operating revenue	896,821	873,239	818,033	3		7
International operating revenue	433,850	441,292	364,892	(2)		21

Total operating revenue(1)	1,330,671	1,314,531	1,182,925	1		11
Subcontracted transportation	312,385	935,751	845,564	(67)		11

Total revenue	$1,643,056	2,250,282	2,028,489	(27)%		11%

Segment NBT	$42,745	63,223	62,144	(32)%		2%

Segment NBT as a % of total revenue	2.6%	2.8%	3.1%	(20	) bps	(30) bps

Segment NBT as a % of operating revenue(1)	3.2%	4.8%	5.3%	(160	) bps	(50) bps

Memo: Fuel costs(2)	$147,440	124,519	104,233	18%		19%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our SCS business segment and as a measure of sales activity. Subcontracted transportation is excluded from our operating revenue computation as subcontracted transportation is largely a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation.

(2)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

2008 versus 2007

Total revenue decreased 27% to $1.64 billion in 2008 compared to $2.25 billion in 2007 as a result of net reporting of a transportation management arrangement previously reported on a gross basis. Effective January 1, 2008, our contractual relationship with a significant customer for certain transportation management services changed, and we determined, after a formal review of the terms and conditions of the services, that we were acting as an agent based on the revised terms of the arrangement. As a result, total revenue and subcontracted transportation expense decreased by $640 million in 2008. Operating revenue grew 1% due to new and expanded business and higher fuel cost pass-throughs and was offset by lower automotive volumes, especially in the fourth quarter of 2008. For 2008, SCS operating revenue included an unfavorable foreign currency exchange impact of 0.2%. Our largest customer, General Motors Corporation (GM), accounted for approximately 17% of both SCS total and operating revenue in 2008, and is comprised of multiple contracts in various geographic regions.

In the fourth quarter of 2008, we announced that we were transitioning out of our current operations in Brazil, Argentina and Chile and supply chain contracts in Europe. These operations accounted for approximately $209 million, $209 million and $174 million of total revenue in 2008, 2007 and 2006, respectively, and approximately $119 million, $127 million and $106 million of operating revenue in 2008, 2007 and 2006, respectively. Approximately 45% of operating revenue was in the automotive sector for the year ended December 31, 2008. These operations will be reported as part of continuing operations in our Consolidated Financial Statements until all operations cease. We expect unfavorable operating revenue comparisons in the near term because of current market conditions, particularly related to automotive production volumes, the impact of discontinued operations in South America and unfavorable foreign exchange rates.

SCS NBT decreased $20 million in 2008 largely driven by lower operating results related to South America and the start-up of a U.S. based operation. South America’s results declined $15 million, primarily in Brazil, due to higher transportation and labor costs and adverse developments in certain litigation-related matters. NBT was also impacted by higher overhead spending from increased sales and marketing investments and facility relocation costs slightly offset by lower incentive-based compensation.

2007 versus 2006

Total revenue grew 11% to $2.25 billion in 2007 compared to $2.03 billion in 2006 as a result of new and expanded business, increased levels of managed subcontracted transportation and favorable foreign currency exchange rates slightly offset by the impact of a significant automotive plant closure. SCS operating revenue grew 11% in 2007. For 2007, SCS total revenue and operating revenue included a favorable foreign currency exchange impact of 1.8% and 1.6%, respectively. In 2007, GM accounted for approximately 42% and 19% of SCS total revenue and operating revenue, respectively.

SCS NBT increased slightly in 2007 as a result of new and expanded business, particularly in international markets served, lower incentive-based compensation of $7 million and lower safety and insurance costs. The decrease in safety and insurance costs was mainly due to favorable development in estimated prior years’ self-insured loss reserves. The increase in NBT was partially offset by the impact of a significant automotive plant closure and a $3 million net benefit recognized in the prior year related to a contract termination.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Dedicated Contract Carriage

	Years ended December 31			Change
				2008/	2007/
	2008	2007	2006	2007	2006
	(Dollars in thousands)

Operating revenue(1)	$536,754	552,891	548,931	(3)%	1%
Subcontracted transportation	10,997	14,749	19,911	(25)	(26)

Total revenue	$547,751	567,640	568,842	(4)%	—%

Segment NBT	$49,628	47,409	42,589	5%	11%

Segment NBT as a % of total revenue	9.1%	8.4%	7.5%	70 bps	90 bps

Segment NBT as a % of operating revenue(1)	9.2%	8.6%	7.8%	60 bps	80 bps

Memo: Fuel costs(2)	$123,003	107,140	104,647	15%	2%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our DCC business segment and as a measure of sales activity. Subcontracted transportation is excluded from our operating revenue computation as subcontracted transportation is largely a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation.

(2)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.

2008 versus 2007

Total revenue declined 4% to $548 million and operating revenue declined 3% to $537 million in 2008 as a result of the non-renewal of certain customer contracts partially offset by the pass-through of higher fuel costs. We expect unfavorable operating revenue comparisons in the near term primarily driven by lower volumes associated with the current economic environment and lower fuel cost pass-throughs.

DCC NBT increased $2 million to $50 million in 2008 compared with 2007 as a result of better operating performance partially offset by higher safety and insurance costs. The increase in safety and insurance costs reflects less favorable development in estimated prior years’ self-insured loss reserves.

2007 versus 2006

Total revenue of $568 million was flat in 2007 compared with 2006 because of decreased volumes of managed subcontracted transportation. Operating revenue increased slightly in 2007 due to pricing increases associated with higher fuel costs.

DCC NBT increased $5 million in 2007 compared with 2006 as a result of better operating performance and lower safety and insurance costs offset slightly by lower FMS equipment contribution. The decrease in safety and insurance costs reflects favorable development in estimated prior years’ self-insured loss reserves.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Central Support Services

	Years ended December 31			Change
				2008/	2007/
	2008	2007	2006	2007	2006
	(Dollars in thousands)

Human resources	$15,943	16,504	15,548	(3)%	6%
Finance	55,835	58,209	59,495	(4)	(2)
Corporate services and public affairs	13,117	12,124	11,620	8	4
Information technology	57,538	54,826	54,847	5	—
Health and safety	7,754	7,973	8,147	(3)	(2)
Other	35,286	40,837	41,310	(14)	(1)

Total CSS	185,473	190,473	190,967	(3)	—
Allocation of CSS to business segments	(146,732)	(146,015)	(151,481)	—	4

Unallocated CSS	$38,741	44,458	39,486	(13)%	13%

2008 versus 2007

Total and unallocated CSS costs in 2008 decreased compared with the prior year as a result of a decrease in foreign currency transaction losses, reduced severance costs and lower share-based compensation expense due to a prior year charge related to the accelerated amortization of restricted stock unit expense.

2007 versus 2006

Total CSS costs in 2007 were flat compared with the prior year. CSS costs in 2007 were impacted by (i) higher severance and foreign currency transaction losses; (ii) a non-cash compensation charge of $2 million related to an adjustment in the amortization of restricted stock units; and (iii) the one-time recovery in 2006 of $2 million associated with the recognition of common stock received from mutual insurance companies. These cost increases were offset by lower incentive-based compensation of $7 million and a prior year litigation settlement charge associated with a discontinued operation. Unallocated CSS expense increased in 2007 because of higher foreign currency transaction losses, the adjustment in the amortization of restricted stock unit compensation expense and higher severance expense offset partially by lower incentive-based compensation of $3 million and the litigation settlement charge in the prior year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

FOURTH QUARTER CONSOLIDATED RESULTS

	Three months ended December 31,		Change
	2008	2007	2008/ 2007
	(Dollars and shares in thousands,
	except per share amounts)

Total revenue	$1,373,798	1,666,200	(18)%

Operating revenue	$1,109,469	1,189,599	(7)%

Earnings before income taxes	$33,178	111,797	(70)
Provision for income taxes	22,533	39,851	(43)

Net earnings	$10,645	71,946	(85)%

Per diluted common share	$0.19	1.24	(85)%

Weighted-average shares outstanding — Diluted	55,499	58,099	(4)%

Total revenue decreased 18% in the fourth quarter of 2008 compared with the year-earlier period. Total revenue in 2008 was impacted by a change, effective January 1, 2008, in our contractual relationship with a significant SCS customer that required a change in revenue recognition from a gross basis to a net basis for subcontracted transportation. This change did not impact operating revenue or net earnings. In the fourth quarter of 2007, we recorded revenue of $133 million related to this contractual relationship. Excluding this item, total revenue decreased in the fourth quarter of 2008 primarily as a result of lower fuel services revenue and unfavorable foreign exchange rate movements related to international operations. Operating revenue decreased 7% primarily due to unfavorable foreign exchange rate movements, lower commercial rental revenue, lower automotive volumes and lower fuel services revenue in DCC which more than offset contractual revenue growth. Total revenue and operating revenue in the fourth quarter of 2008 included an unfavorable foreign exchange impact of 4.6%.

NBT decreased to $33 million in the fourth quarter of 2008 compared to $112 million in the same period in 2007. 2008 NBT included a fourth quarter restructuring and other charges of $58 million ($53 million after-tax or $0.96 per diluted common share) associated with a plan to discontinue current supply chain operations in Brazil, Argentina, Chile and Europe and workforce reductions, primarily in the U.S. See Note 4, “Restructuring and Other Charges,” in the Notes to Consolidated Financial Statements for additional discussion. The decline in NBT was also due to deteriorating economic conditions which impacted commercial rental demand in FMS and volumes in SCS and DCC.

Net earnings in the fourth quarter of 2008 included income tax benefits of $8 million or $0.14 per diluted common share associated with reversal of reserves for uncertain tax positions due to the expiration of the statutes of limitation in various jurisdictions. Net earnings in the fourth quarter of 2007 included a benefit of $4 million, or $0.06 per diluted common share, related primarily to changes in Canadian income tax laws.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

FOURTH QUARTER OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended December 31,		Change
	2008	2007	2008/2007
	(In thousands)

Revenue:
Fleet Management Solutions	$976,319	1,085,366	(10)%
Supply Chain Solutions	357,196	545,837	(35)
Dedicated Contract Carriage	126,209	144,278	(13)
Eliminations	(85,926)	(109,281)	(21)

Total	$1,373,798	1,666,200	(18)%

Operating Revenue:
Fleet Management Solutions	$736,695	764,770	(4)%
Supply Chain Solutions	294,846	337,190	(13)
Dedicated Contract Carriage	123,624	140,278	(12)
Eliminations	(45,696)	(52,639)	(13)

Total	$1,109,469	1,189,599	(7)%

NBT:
Fleet Management Solutions	$86,552	102,254	(15)%
Supply Chain Solutions	14,982	18,921	(21)
Dedicated Contract Carriage	12,720	12,256	4
Eliminations	(8,399)	(8,007)	5

	105,855	125,424	(16)
Unallocated Central Support Services	(8,695)	(14,023)	(38)
Restructuring and other (charges) recoveries, net	(63,982)	396	NM

Earnings before income taxes	$33,178	111,797	(70)%

Fleet Management Solutions

Total revenue decreased 10% in the fourth quarter of 2008 compared with the year-earlier period reflecting lower fuel services revenue due to lower prices and reduced volume. The decrease in total revenue also reflects unfavorable foreign exchange rate movements. Operating revenue decreased 4% in the fourth quarter compared with the year-earlier period primarily due to unfavorable foreign exchange rate movements. Declines in commercial rental revenue of 15% more than offset contractual revenue growth, including acquisitions. FMS total revenue and operating revenue in the fourth quarter of 2008 included an unfavorable foreign exchange impact of 3%.

FMS NBT decreased 15% in the fourth quarter of 2008 reflecting a decline in global commercial rental results partially offset by improved contractual business performance, including acquisitions. Commercial rental results were impacted by weak market demand which drove lower utilization and reduced pricing. FMS NBT included an unfavorable foreign exchange impact of 4%.

Supply Chain Solutions

Total revenue decreased 35% in the fourth quarter of 2008 compared with the year-earlier period. Total revenue declined largely due to a previously announced change in reporting of a transportation services arrangement from a gross to a net basis. Excluding this contract change, total revenue declined 13%. Operating revenue decreased 13% in the fourth quarter primarily due to lower automotive volumes and

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

unfavorable foreign exchange rate changes. In the fourth quarter of 2008, SCS total revenue and operating revenue included an unfavorable foreign currency exchange impact of 8% and 7%, respectively.

SCS NBT decreased 21% in the fourth quarter of 2008 compared with the year-earlier period due to lower international operating results and, to a lesser extent, the impact of lower automotive revenue partially offset by lower compensation costs.

Dedicated Contract Carriage

Total revenue decreased 13% in the fourth quarter of 2008 compared with the year-earlier period. Operating revenue decreased 12% compared with the year-earlier period. Revenue decreased due to the impact of the non-renewal of customer contracts, lower volumes as well as the pass-through of lower fuel costs.

DCC NBT increased 4% in the fourth quarter of 2008 compared with the year-earlier period due to better operating margins and improved efficiencies.

Central Support Services

Unallocated CSS costs were $9 million compared to $14 million in 2007. The improvement in CSS costs primarily reflects lower compensation and prior year severance expense.

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows

The following is a summary of our cash flows from operating, financing and investing activities:

	Years ended December 31
	2008	2007	2006
	(In thousands)

Net cash provided by (used in):
Operating activities	$1,255,531	1,102,939	853,587
Financing activities	(150,630)	(299,203)	488,202
Investing activities	(1,102,790)	(823,219)	(1,339,550)
Effect of exchange rate changes on cash	1,735	7,303	(2,327)

Net change in cash and cash equivalents	$3,846	(12,180)	(88)

A detail of the individual items contributing to the cash flow changes is included in the Consolidated Statements of Cash Flows.

Cash provided by operating activities increased to $1.26 billion in 2008 compared to $1.10 billion in 2007, because of higher cash-based earnings and reduced working capital needs primarily from improved accounts receivable collections. Cash used in financing activities was $151 million in 2008 compared with cash used of $299 million in 2007. The decrease in cash used in financing activities in 2008 reflects higher borrowing needs partially offset by higher share repurchase activity. Cash used in investing activities increased to $1.10 billion in 2008 compared to $823 million in 2007 primarily due to acquisition-related payments in 2008 and lower proceeds from sales of revenue earning equipment which included proceeds of $150 million from a sale-leaseback transaction in 2007. This increase was partially offset by lower vehicle capital spending.

Cash provided by operating activities increased to $1.10 billion in 2007 compared to $854 million in 2006, because of higher cash-based earnings, reduced working capital needs primarily from improved accounts receivable collections, lower income tax payments of $87 million and lower pension contributions of $70 million. Cash used in financing activities was $299 million in 2007 compared with cash provided of $488 million in 2006. Cash used in financing activities in 2007 reflects lower borrowing needs and higher share repurchase activity. Cash used in investing activities decreased to $823 million in 2007 compared to

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

$1.34 billion in 2006 as a result of lower cash payments for vehicle capital spending, a $150 million sale-leaseback transaction completed in 2007 and higher proceeds associated with sales of used vehicles. These items were partially offset by higher acquisition-related payments.

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

The following table shows the sources of our free cash flow computation:

	Years ended December 31
	2008	2007	2006
	(In thousands)

Net cash provided by operating activities	$1,255,531	1,102,939	853,587
Sales of revenue earning equipment	260,598	354,767	326,079
Sales of operating property and equipment	4,302	18,868	6,575
Collections on direct finance leases	61,944	63,358	66,274
Sale and leaseback of revenue earning equipment	—	150,348	—
Other, net	395	1,588	2,163

Total cash generated	1,582,770	1,691,868	1,254,678
Purchases of property and revenue earning equipment	(1,234,065)	(1,317,236)	(1,695,064)

Free cash flow	$348,705	374,632	(440,386)

Free cash flow decreased to $349 million in 2008 compared to $375 million in 2007 because of lower proceeds from sales of revenue earning equipment, primarily from the $150 million sale-leaseback transaction in 2007. This was partially offset by higher cash flows from operations and lower cash payments for vehicle capital spending. Free cash flow improved to $375 million in 2007 compared to negative $440 million in 2006 because of lower cash payments for vehicle capital spending, reduced working capital needs, the sale-leaseback transaction completed in 2007 and lower pension contributions during 2007. We expect free cash flow in 2009 to increase to $365 million based on lower capital expenditures, partially offset by higher pension contributions, cash taxes and working capital needs.

Capital expenditures are generally used to purchase revenue earning equipment (trucks, tractors, trailers) within our FMS segment. These expenditures primarily support the full service lease product line and also the commercial rental product line. The level of capital required to support the full service lease product line varies directly with the customer contract signings for replacement vehicles and growth. These contracts are long-term agreements that result in predictable cash flows to us typically over a three to seven year term for trucks and tractors and up to ten years for trailers. The commercial rental product line utilizes capital for the purchase of vehicles to replenish and expand the fleet available for shorter-term use by contractual or occasional customers. Operating property and equipment expenditures primarily relate to FMS and SCS

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

spending on items such as vehicle maintenance facilities and equipment, computer and telecommunications equipment, investments in technologies and warehouse facilities and equipment.

The following is a summary of capital expenditures:

	Years ended December 31
	2008	2007	2006
	(In thousands)

Revenue earning equipment:
Full service lease	$986,333	900,028	1,492,720
Commercial rental	171,128	218,830	195,023

	1,157,461	1,118,858	1,687,743
Operating property and equipment	111,539	75,978	71,772

Total capital expenditures(1)	1,269,000	1,194,836	1,759,515
Changes in accounts payable related to purchases of revenue earning equipment	(34,935)	122,400	(64,451)

Cash paid for purchases of property and revenue earning equipment	$1,234,065	1,317,236	1,695,064

(1)	Capital expenditures exclude non-cash additions of approximately $1 million, $11 million, and $2 million in 2008, 2007, and 2006, respectively, in assets held under capital leases resulting from the extension of existing operating leases and other additions.

Capital expenditures increased in 2008 as a result of higher full service lease vehicle spending for replacement and expansion of customer fleets and reduced spending on transactional commercial rental vehicles to meet market demand. Capital expenditures decreased in 2007 as a result of lower full service lease vehicle spending for replacement and expansion of customer fleets. We expect capital expenditures to decrease to approximately $940 million in 2009 largely as a result of the elimination of virtually all planned commercial rental spending. We expect to fund 2009 capital expenditures with both internally generated funds and additional financing.

During 2008, we completed four acquisitions related to the FMS and SCS segment. Total consideration paid in 2008 for these acquisitions was $246 million. In 2007, we completed the acquisition of Pollock NationaLease in Canada. Total consideration paid during 2007 for this acquisition was $75 million. See Note 3, “Acquisitions,” in the Notes to Consolidated Financial Statements for further discussion. On February 2, 2009, we acquired the assets of Edart Leasing Company LLC (“Edart”) which included Edart’s fleet of approximately 1,600 vehicles and more than 340 contractual customers complementing our FMS market coverage and service network in the Northeast United States. We also acquired approximately 525 vehicles that will be re-marketed. We will continue to evaluate selective acquisitions in 2009.

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

Our net working capital (current assets less current liabilities) was negative $160 million in 2008 compared to $203 million in 2007. The decline in net working capital was due to a higher amount of short-term debt outstanding under the trade receivables program and increased current maturities of long-term debt. The decline was also due to a decrease in receivables from improved collections and lower fuel services revenue. We expect to fund these debt requirements with issuances of commercial paper.

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

Our debt ratings are as follows:

	Short-term	Long-term	Outlook(1)

Moody’s Investors Service	P2	Baa1	Stable (June 2004)(2)
Standard & Poor’s Ratings Services	A2	BBB+	Negative (January 2009)
Fitch Ratings	F2	A−	Stable (July 2005)

(1)	Month and year attained.

(2)	In February 2009, Moody’s Investors Service affirmed their long-term debt rating and outlook.

Global capital and credit markets, including the commercial paper markets, have recently experienced increased volatility and disruption. Despite this volatility and disruption, we have continued to have access to the commercial paper markets. There is no guarantee that such markets will continue to be available to us at terms commercially acceptable to us or at all. If we cease to have access to commercial paper and other sources of unsecured borrowings, we would meet our liquidity needs by drawing on contractually committed lending agreements as described below and (or) by seeking other funding sources. We believe that our operating cash flow, together with our revolving credit facility and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future. There can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us or at all.

We can borrow up to $870 million through a global revolving credit facility with a syndicate of thirteen lenders. The credit facility matures in May 2010 and is used primarily to finance working capital and provide support for the issuance of commercial paper in the U.S. and Canada. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at December 31, 2008). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 11 basis points, which applies to the total facility of $870 million, and is based on Ryder’s current credit ratings. The credit facility contains no provisions restricting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated tangible net worth, as defined in the agreement, of less than or equal to 300%. The ratio at December 31, 2008 was 181%. At December 31, 2008, $825 million was available under the credit facility. Foreign borrowings of $8 million were outstanding under the facility at December 31, 2008.

In September 2008, we renewed our trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to Ryder Receivable Funding II, L.L.C. (RRF LLC), a bankruptcy remote, consolidated subsidiary of Ryder, that in turn may sell, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in our unsecured debt ratings and changes in interest rates. The available proceeds that may be received under the program are limited to $250 million. If no event occurs which causes early termination, the 364-day program will expire on September 8, 2009. The program

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the securitized receivables. At December 31, 2008 and 2007, $190 million and $100 million, respectively, was outstanding under the program and was included within “Short-term debt and current portion of long-term debt” on our Consolidated Balance Sheets.

Historically, we have established asset-backed securitization programs whereby we sell beneficial interests in certain long-term vehicle leases and related vehicle residuals to a bankruptcy-remote special purpose entity that in turn transfers the beneficial interest to a special purpose securitization trust in exchange for cash. The securitization trust funds the cash requirement with the issuance of asset-backed securities, secured or otherwise collateralized by the beneficial interest in the long-term vehicle leases and the residual value of the vehicles. The securitization provides us with further liquidity and access to new capital markets based on market conditions. On June 18, 2008, Ryder Funding II LP, a special purpose bankruptcy-remote subsidiary wholly-owned by Ryder, filed a registration statement on Form S-3 with the Securities and Exchange Commission for the registration of $600 million in asset-backed notes. The registration statement became effective on November 6, 2008 and allows us to access the public asset-backed securities market for three years, subject to market conditions. Based on current market conditions, we do not expect to utilize this program in the near term.

On February 27, 2007, Ryder filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission. The registration is for an indeterminate number of securities and is effective for three years. Under this universal shelf registration statement, we have the capacity to offer and sell from time to time various types of securities, including common stock, preferred stock and debt securities, subject to market demand and ratings status. In August 2008, we issued $300 million of unsecured medium-term notes maturing in September 2015. The proceeds from the notes were used for general corporate purposes. If the notes are downgraded following, and as a result of, a change of control, the note holder can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest. Our other outstanding unsecured U.S. notes are not subject to change of control repurchase obligations. See Note 15, “Debt,” for other issuances under this registration statement.

At December 31, 2008, we had the following amounts available to fund operations under the aforementioned facilities:

(In millions)

Global revolving credit facility	825
Trade receivables program	60

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The following table shows the movements in our debt balance:

	Years ended December 31
	2008	2007
	(In thousands)

Debt balance at January 1	$2,776,129	2,816,943

Cash-related changes in debt:
Net change in commercial paper borrowings	(522,312)	(159,771)
Proceeds from issuance of medium-term notes	550,000	250,000
Proceeds from issuance of other debt instruments	207,077	263,021
Retirement of medium-term notes and debentures	(90,000)	(263,021)
Other debt repaid, including capital lease obligations	(48,209)	(175,979)

	96,556	(85,750)
Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	18,391	(96)
Addition of capital lease obligations	1,430	10,920
Changes in foreign currency exchange rates and other non-cash items	(29,707)	34,112

Total changes in debt	86,670	(40,814)

Debt balance at December 31	$2,862,799	2,776,129

In accordance with our funding philosophy, we attempt to match the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25% - 45% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total obligations (including notional value of swap agreements) was 26% at December 31, 2008 and 31% at December 31, 2007.

Ryder’s leverage ratios and a reconciliation of on-balance sheet debt to total obligations were as follows:

	December 31,	%	December 31,	%
	2008	of Equity	2007	of Equity
	(Dollars in thousands)

On-balance sheet debt	$2,862,799	213%	$2,776,129	147%
Off-balance sheet debt — PV of minimum lease payments and guaranteed residual values under operating leases for vehicles(1)	163,039		177,992

Total obligations	$3,025,838	225%	$2,954,121	157%

(1)	Present value (PV) does not reflect payments we would be required to make if we terminated the related leases prior to the scheduled expiration dates.

On-balance sheet debt to equity consists of balance sheet debt divided by total equity. Total obligations to equity represents balance sheet debt plus the present value of minimum lease payments and guaranteed residual values under operating leases for vehicles, discounted based on our incremental borrowing rate at lease inception, all divided by total equity. Although total obligations is a non-GAAP financial measure, we believe that total obligations is useful as it provides a more complete analysis of our existing financial obligations and helps better assess our overall leverage position. The increase in our leverage ratios in 2008 is driven by the decline in equity caused by unrecognized losses on our pension plans, share repurchases, foreign currency translation adjustments and acquisitions.

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

Our sale-leaseback transactions contain limited guarantees by us of the residual values of the leased vehicles (residual value guarantees) that are conditioned upon disposal of the leased vehicles prior to the end of their lease term. The amount of future payments for residual value guarantees will depend on the market for used vehicles and the condition of the vehicles at time of disposal. See Note 18, “Guarantees,” in the Notes to Consolidated Financial Statements for additional information. In May 2007, we completed a sale-leaseback transaction of revenue earning equipment with a third party not deemed to be a VIE and this transaction qualified for off-balance sheet operating lease treatment. Proceeds from the sale-leaseback transaction totaled $150 million. We did not enter into any sale-leaseback transactions during 2008 and 2006.

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

We cannot predict the maximum potential amount of future payments under certain of these agreements, including the indemnification agreements, due to the contingent nature of the potential obligations and the distinctive provisions that are involved in each individual agreement. Historically, no such payments made by Ryder have had a material adverse effect on our business. We believe that if a loss were incurred in any of these matters, the loss would not result in a material adverse impact on our consolidated results of operations or financial position. The total amount of maximum exposure determinable under these types of provisions at December 31, 2008 and 2007 was $14 million and $16 million, respectively, and we accrued $1 million in 2008 and $2 million in 2007, as a corresponding liability. See Note 18, “Guarantees,” in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Contractual Obligations and Commitments

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements, lease agreements and unconditional purchase obligations. The following table summarizes our expected future contractual cash obligations and commitments at December 31, 2008:

	2009	2010 - 2011	2012 - 2013	Thereafter	Total
	(In thousands)

Debt	$381,752	827,700	620,157	1,021,349	2,850,958
Capital lease obligations	2,510	3,071	2,827	3,433	11,841

Total debt, including capital leases(1)	384,262	830,771	622,984	1,024,782	2,862,799

Interest on debt(2)	147,535	239,874	164,517	238,678	790,604
Operating leases(3)	112,734	187,248	72,101	68,090	440,173
Purchase obligations(4)	293,918	7,643	2,415	10	303,986

Total contractual cash obligations	554,187	434,765	239,033	306,778	1,534,763

Insurance obligations(5)	109,167	92,722	38,034	33,616	273,539
Other long-term liabilities(6),(7),(8)	36,953	4,223	1,260	45,686	88,122

Total	$1,084,569	1,362,481	901,311	1,410,862	4,759,223

(1)	Net of unamortized discount.

(2)	Total debt matures at various dates through fiscal year 2025 and bears interest principally at fixed rates. Interest on variable-rate debt is calculated based on the applicable rate at December 31, 2008. Amounts are based on existing debt obligations, including capital leases, and do not consider potential refinancings of expiring debt obligations.

(3)	Represents future lease payments associated with vehicles, equipment and properties under operating leases. Amounts are based upon the general assumption that the leased asset will remain on lease for the length of time specified by the respective lease agreements. No effect has been given to renewals, cancellations, contingent rentals or future rate changes.

(4)	The majority of our purchase obligations are pay-as-you-go transactions made in the ordinary course of business. Purchase obligations include agreements to purchase goods or services that are legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed minimum or variable price provisions; and the approximate timing of the transaction. The most significant item included in the above table are purchase obligations related to vehicles. Purchase orders made in the ordinary course of business that are cancelable are excluded from the above table. Any amounts for which we are liable under purchase orders for goods received are reflected in our Consolidated Balance Sheets as “Accounts payable” and “Accrued expenses and other current liabilities.”

(5)	Insurance obligations are primarily comprised of self-insurance accruals.

(6)	Represents other long-term liability amounts reflected in our Consolidated Balance Sheets that have known payment streams. The most significant items included were asset retirement obligations and deferred compensation obligations.

(7)	The amounts exclude our estimated pension contributions. For 2009, our pension contributions, including our minimum funding requirements as set forth by ERISA and international regulatory bodies, are expected to be $100 million. Our minimum funding requirements after 2009 are dependent on several factors. However, we estimate that the present value of required global contributions over the next five years is approximately $571 million (pre-tax) (assuming expected long-term rate of return realized and other assumptions remain unchanged). We also have payments due under our other postretirement benefit (OPEB) plans. These plans are not required to be funded in advance, but are pay-as-you-go. See Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for further discussion.

(8)	The amounts exclude $56 million of liabilities under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” as we are unable to reasonably estimate the ultimate amount or timing of settlement. See Note 13, “Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Pension Information

In July 2008, our Board of Directors approved an amendment to freeze the defined benefit portion of our Canadian retirement plan effective January 1, 2010 for current participants who do not meet certain grandfathering criteria. As a result, these employees will cease accruing further benefits under the defined benefit plan after January 1, 2010 and will begin receiving an enhanced benefit under the defined contribution portion of the plan. All retirement benefits earned as of January 1, 2010 will be fully preserved and will be paid in accordance with the plan and legal requirements. Employees hired after January 1, 2009 will not be eligible to participate in the Canadian defined benefit plan. The freeze of the Canadian defined benefit plan created a curtailment gain of $4 million (pre-tax).

In January 2007, our Board of Directors approved an amendment to freeze U.S. pension plans effective December 31, 2007 for current participants who did not meet certain grandfathering criteria. As a result, these employees ceased accruing further benefits after December 31, 2007 and began participating in an enhanced 401(k) plan. Those participants that met the grandfathering criteria were given the option to either continue to earn benefits in the U.S. pension plans or transition into an enhanced 401(k) plan. All retirement benefits earned as of December 31, 2007 were fully preserved and will be paid in accordance with the plan and legal requirements. Employees hired after January 1, 2007 are not eligible to participate in the pension plan.

We had an accumulated net pension equity charge (after-tax) of $480 million and $148 million at December 31, 2008 and 2007, respectively. The higher equity charge in 2008 reflects the decline in our funded status as a result of significant negative asset returns during 2008. Total asset returns for our U.S. qualified pension plan (our primary plan) were negative 31% in 2008.

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. During 2008, total pension contributions, including our international plans, were $21 million compared to $60 million in 2007. We estimate 2009 pension contributions, including our international plans, will be $100 million of which approximately $73 million represents voluntary contributions for the U.S. pension plan. After considering the 2008 contributions and asset performance, the projected present value of estimated global pension contributions that would be required over the next 5 years totals approximately $571 million (pre-tax). Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the underfunded status of the plans and affect the level of pension expense and required contributions in future years. The ultimate amount of contributions is also dependent upon the requirements of applicable laws and regulations. See Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.

Share Repurchase Programs and Cash Dividends

As discussed in Note 19, “Shareholders’ Equity,” in the Notes to Consolidated Financial Statements, in December 2007, our Board of Directors authorized a $300 million discretionary share repurchase program over a period not to exceed two years. Additionally, our Board of Directors authorized a separate two-year anti-dilutive repurchase program. For the year ended December 31, 2008, we repurchased and retired 2,615,000 shares under the $300 million program at an aggregate cost of $170 million. For the year ended December 31, 2008, we repurchased and retired 1,363,436 shares under the anti-dilutive repurchase program at an aggregate cost of $86 million. The timing and amount of repurchase transactions is determined based on management’s evaluation of market conditions, share price and other factors. Towards the end of the third quarter of 2008, we temporarily paused purchases under both programs given current market conditions. We will continue to monitor financial conditions and will resume repurchases when we believe it is prudent to do so.

Cash dividend payments to shareholders of common stock were $52 million in 2008, $50 million in 2007 and $44 million in 2006. During 2008, we increased our annual dividend to $0.92 per share of common stock. In February 2009, our Board of Directors declared a quarterly cash dividend of $0.23 per share of common stock.

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

At December 31, 2008, we had $2.18 billion of fixed-rate debt outstanding (excluding capital leases) with a weighted-average interest rate of 5.5% and a fair value of $1.88 billion. A hypothetical 10% decrease or increase in the December 31, 2008 market interest rates would impact the fair value of our fixed-rate debt by approximately $11 million.

At December 31, 2008, we had $673 million of variable-rate debt, including the impact of interest rate swaps, which effectively changed $250 million of fixed-rate debt instruments with an interest rate of 6.0% to LIBOR-based floating-rate debt with an interest rate of 5.25%. Changes in the fair value of the interest rate swaps were offset by changes in the fair value of the debt instruments and no net gain or loss was recognized in earnings. The fair value of our interest rate swap agreement at December 31, 2008 was recorded as an asset totaling $18 million. A hypothetical 10% increase in market interest rates would impact 2008 pre-tax earnings by approximately $3 million.

Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. The majority of our transactions are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed include the Canadian dollar, British pound sterling, Brazilian real and Mexican peso. We manage our exposure to foreign currency exchange rate risk related to our foreign operations’ buying, selling and financing in currencies other than local currencies by naturally offsetting assets and liabilities not denominated in local currencies to the extent possible. A hypothetical uniform 10% strengthening in the value of the dollar relative to all the currencies in which our transactions are denominated would result in a decrease to pre-tax earnings of approximately $6 million. We also use foreign currency option contracts and forward agreements from time to time to hedge foreign currency transactional exposure. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries, since we generally have no near-term intent to repatriate funds from such subsidiaries. However, we had a $78 million cross-currency swap in place to hedge our net investment in a foreign subsidiary which matured in 2007. As of December 31, 2008, the accumulated derivative net loss in “Accumulated other comprehensive loss” was $17 million, net of tax, and will be recognized in earnings upon sale or repatriation of our net investment. At December 31, 2008 and 2007, we also had forward foreign currency exchange contracts with an aggregate fair value of negative $0.6 million and negative $0.1 million, respectively, used to hedge the variability of foreign currency equivalent cash flows. The potential loss in fair value of our forward foreign currency exchange contracts from a hypothetical 10% adverse change in quoted foreign currency exchange rates was not material at December 31, 2008. We estimated the fair values of derivatives based on dealer quotations.

Exposure to market risk for fluctuations in fuel prices relates to a small portion of our service contracts for which the cost of fuel is integral to service delivery and the service contract does not have a mechanism to

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

adjust for increases in fuel prices. At December 31, 2008, we also had various fuel purchase arrangements in place to ensure delivery of fuel at market rates in the event of fuel shortages. We are exposed to fluctuations in fuel prices in these arrangements since none of the arrangements fix the price of fuel to be purchased. Increases and decreases in the price of fuel are generally passed on to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. We believe the exposure to fuel price fluctuations would not materially impact our results of operations, cash flows or financial position.

ENVIRONMENTAL MATTERS

Refer to Note 24, “Environmental Matters,” in the Notes to Consolidated Financial Statements for a discussion surrounding environmental matters.

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

Depreciation and Residual Value Guarantees.  We periodically review and adjust the residual values and useful lives of revenue earning equipment of our FMS business segment as described in Note 1, “Summary of Significant Accounting Policies — Revenue Earning Equipment, Operating Property and Equipment, and Depreciation” and “Summary of Significant Accounting Policies — Residual Value Guarantees and Deferred Gains,” in the Notes to Consolidated Financial Statements. Reductions in residual values (i.e., the price at which we ultimately expect to dispose of revenue earning equipment) or useful lives will result in an increase in depreciation expense over the life of the equipment. We review residual values and useful lives of revenue earning equipment on an annual basis or more often if deemed necessary for specific groups of our revenue earning equipment. Reviews are performed based on vehicle class, generally subcategories of trucks, tractors and trailers by weight and usage. Our annual review is established with a long-term view considering historical market price changes, current and expected future market price trends, expected life of vehicles included in the fleet and extent of alternative uses for leased vehicles (e.g., rental fleet, and SCS and DCC applications). As a result, future depreciation expense rates are subject to change based upon changes in these factors. At the end of 2008, we completed our annual review of the residual values and useful lives of revenue earning equipment. In connection with this review, we reduced the residual values of certain vehicle classes and increased the useful lives of certain vehicle classes. Based on the results of our analysis, the adjustment to the residual values and useful lives of revenue earning equipment on January 1, 2009 was not significant. Based on the mix of revenue earning equipment at December 31, 2008, a 10% decrease in expected vehicle residual values would increase depreciation expense in 2009 by approximately $94 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

We also lease vehicles under operating lease agreements. Certain of these agreements contain limited guarantees for a portion of the residual values of the equipment. Results of the reviews described above for owned equipment are also applied to equipment under operating lease. The amount of residual value guarantees expected to be paid is recognized as rent expense over the expected remaining term of the lease. At December 31, 2008, total liabilities for residual value guarantees of $2 million were included in “Accrued expenses and other current liabilities” (for those payable in less than one year) and in “Other non-current liabilities.” While we believe that the amounts are adequate, changes to management’s estimates of residual value guarantees may occur due to changes in the market for used vehicles, the condition of the vehicles at the end of the lease and inherent limitations in the estimation process. Based on the existing mix of vehicles under operating lease agreements at December 31, 2008, a 10% decrease in expected vehicle residual values would increase rent expense in 2009 by approximately $1 million.

Pension Plans.  We apply actuarial methods to determine the annual net periodic pension expense and pension plan liabilities on an annual basis, or on an interim basis if there is an event requiring remeasurement. Each December, we review actual experience compared with the more significant assumptions used and make adjustments to our assumptions, if warranted. In determining our annual estimate of periodic pension cost, we are required to make an evaluation of critical factors such as discount rate, expected long-term rate of return, expected increase in compensation levels, retirement rate and mortality. Discount rates are based upon a duration analysis of expected benefit payments and the equivalent average yield for high quality corporate fixed income investments as of our December 31 annual measurement date. In order to provide a more accurate estimate of the discount rate relevant to our plan, we use models that match projected benefits payments of our primary U.S. plan to coupons and maturities from a hypothetical portfolio of high quality corporate bonds. Long-term rate of return assumptions are based on actuarial review of our asset allocation strategy and long-term expected asset returns. Investment management and other fees paid using plan assets are factored into the determination of asset return assumptions. In 2008, we adjusted our long-term expected rate of return assumption for our primary U.S. plan down to 8.4% from 8.5% based on the factors reviewed. The composition of our pension assets was 67% equity securities and 33% debt securities and other investments. As part of our strategy to manage future pension costs and net funded status volatility, we regularly assess our pension investment strategy. We evaluate our mix of investments between equity and fixed income securities and may adjust the composition of our pension assets when appropriate. The rate of increase in compensation levels is reviewed based upon actual experience. Retirement rates are based primarily on actual plan experience. For purposes of estimating mortality in the measurement of our pension obligation, as of December 31, 2007, we began using the Retirement Plans 2000 Table of Combined Healthy Lives (RP 2000 Table), projected seven years. The rates in the table were adjusted to reflect our historical experience over the past 5 years and to reflect future mortality improvements. Previously, we used the 1994 Uninsured Pensioners Mortality Tables (UP-94). The impact of this change to our benefit obligation at December 31, 2007 was not material.

Accounting guidance applicable to pension plans does not require immediate recognition of the effects of a deviation between these assumptions and actual experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and recorded within “Accumulated other comprehensive loss.” We had a pre-tax actuarial loss of $754 million at the end of 2008 compared to a loss of $238 million at the end of 2007. The increase in the net actuarial loss in 2008 resulted primarily from lower than expected pension asset returns. To the extent the amount of actuarial gains and losses exceed 10% of the larger of the benefit obligation or plan assets, such amount is amortized over the average remaining service life of active participants or the remaining life expectancy of inactive participants if all or almost all of a plan’s participants are inactive. Prior to 2008, our amortization period was historically based on the average remaining service period of active employees expected to receive benefits (8 years). However, due to the freeze of the qualified U.S. pension plan, almost all of the plan’s participants became inactive beginning on January 1, 2008. Consequently, by rule, the amortization period for actuarial losses on the qualified U.S. pension plan was changed to the average remaining life expectancy of plan participants

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

(28 years) resulting in an extended amortization period. The amount of the actuarial loss subject to amortization in 2009 and future years will be $606 million. The effect on years beyond 2009 will depend substantially upon the actual experience of our plans.

Disclosure of the significant assumptions used in arriving at the 2008 net pension expense is presented in Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements. A sensitivity analysis of projected 2009 net pension expense to changes in key underlying assumptions for our primary plan, the U.S. pension plan, is presented below.

				Effect on
			Impact on 2009 Net	December 31, 2008
	Assumed Rate	Change	Pension Expense	Projected Benefit Obligation

Discount rate increase	6.35%	+ 0.25%	− $0.5 million	− $35 million
Discount rate decrease	6.35%	− 0.25%	+ $0.3 million	+ $35 million
Expected long-term rate of return on assets	8.40%	+/− 0.25%	−/+ $2.0 million

Self-Insurance Accruals.  Self-insurance accruals were $256 million and $278 million as of December 31, 2008 and 2007, respectively. The majority of our self-insurance relates to vehicle liability and workers’ compensation. We use a variety of statistical and actuarial methods that are widely used and accepted in the insurance industry to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as frequency and severity of claims, claim development and payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services, unpredictability of the size of jury awards and limitations inherent in the estimation process. While we believe that self-insurance accruals are adequate, there can be no assurance that changes to our estimates may not occur.

In recent years, our actual claim development has been favorable compared with historical selected loss development factors because of improved safety performance, payment patterns and settlement patterns. During 2008, 2007, and 2006, we recorded a benefit of $23 million, $24 million, and $12 million, respectively, to reduce estimated prior years’ self-insured loss reserves. Based on self-insurance accruals at December 31, 2008, a 5% adverse change in actuarial claim loss estimates would increase operating expense in 2009 by approximately $12 million.

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

Our valuation of fair value for each reporting unit is determined based on an average of discounted future cash flow models that use ten years of projected cash flows and various terminal values based on multiples, book value or growth assumptions. We considered the current trading multiples for comparable publicly-traded companies and the historical pricing multiples for comparable merger and acquisition transactions that have occurred in our industry. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. Our discount rates reflect a weighted average cost of capital based on our industry and capital structure adjusted for equity risk premiums and size risk premiums based on market capitalization. Estimates of future cash flows are dependent on our knowledge and experience about past and current events and assumptions about conditions we expect to exist, including long-term growth rates, capital requirements and useful lives. Our estimates of cash flow are also based on historical and future operating performance, economic conditions and actions we expect to take. In addition to these factors, our SCS reporting units are

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

dependent on several key customers or industry sectors. The loss of a key customer may have a significant impact to one of our SCS reporting units, causing us to assess whether or not the event resulted in a goodwill impairment loss. While we believe our estimates of future cash flows are reasonable, there can be no assurance that deterioration in economic conditions, customer relationships or adverse changes to expectations of future performance will not occur, resulting in a goodwill impairment loss.

Our annual impairment test, performed as of April 1, 2008, did not result in any impairment of goodwill. Based on market conditions in the fourth quarter and our decision to exit certain contracts in SCS Europe, we updated our annual impairment test as of December 31, 2008. Based on our analysis, current market conditions and business expectations relating to our European FMS and SCS business units, we recorded an impairment charge of $21 million for all goodwill in the U.K. as of December 31, 2008. At December 31, 2008, goodwill totaled $198 million.

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

In transportation management arrangements where we act as principal, revenue is reported on a gross basis for subcontracted transportation billed to our customers. From time to time, the terms and conditions of our transportation management arrangements may change, which could require a change in revenue recognition from a gross basis to a net basis or vice versa. Our non-GAAP measure of operating revenue would not be impacted from this change in revenue reporting. Effective January 1, 2008, our contractual relationship for certain transportation management services changed, and we determined, after a formal review of the terms and conditions of the services, that we were acting as an agent in the arrangement. As a result, total revenue and subcontracted transportation expense decreased in 2008 due to the reporting of revenue net of subcontracted transportation expense. During 2007 and 2006, revenue associated with this portion of the contract was $640 million and $565 million, respectively.

Income Taxes.  Our overall tax position is complex and requires careful analysis by management to estimate the expected realization of income tax assets and liabilities.

Tax regulations require items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements is different than that reported in the tax return. Some of these differences are permanent, such as expenses that are not deductible on the tax return, and some are timing differences, such as depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years for which we have already recorded the tax benefit in the financial statements. Deferred tax assets amounted to $399 million and $207 million at December 31, 2008 and 2007, respectively. We record a valuation allowance for deferred tax assets to reduce such assets to amounts expected to be realized. At December 31, 2008 and 2007, the deferred tax valuation allowance, principally attributed to foreign tax loss carryforwards in the SCS business segment, was $28 million and $15 million, respectively. In determining the required level of valuation allowance, we

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

consider whether it is more likely than not that all or some portion of deferred tax assets will not be realized. This assessment is based on management’s expectations as to whether sufficient taxable income of an appropriate character will be realized within tax carryback and carryforward periods. Our assessment involves estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates. Should we change our estimate of the amount of deferred tax assets that we would be able to realize, an adjustment to the valuation allowance would result in an increase or decrease to the provision for income taxes in the period such a change in estimate was made.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 1, “Summary of Significant Accounting Policies — Recent Accounting Pronouncements,” in the Notes to Consolidated Financial Statements for discussion of recent accounting pronouncements. See Note 2, “Accounting Changes,” in the Notes to Consolidated Financial Statements for additional discussion surrounding the adoption of accounting standards.

NON-GAAP FINANCIAL MEASURES

This Annual Report on Form 10-K includes information extracted from consolidated financial information but not required by generally accepted accounting principles (GAAP) to be presented in the financial statements. Certain of this information are considered “non-GAAP financial measures” as defined by SEC rules. Specifically, we refer to adjusted return on capital, operating revenue, salaries and employee-related costs as a percentage of operating revenue, FMS operating revenue, FMS NBT as a% of operating revenue, SCS operating revenue, SCS NBT as a % of operating revenue, DCC operating revenue, DCC NBT as a % of operating revenue, total cash generated, free cash flow, total obligations, total obligations to equity, and comparable earnings from continuing operations and comparable earnings per diluted common share from continuing operations. We believe that the comparable earnings from continuing operations and comparable earnings per diluted common share from continuing operations measures provide useful information to investors because they exclude significant items that are unrelated to our ongoing business operations. As required by SEC rules, we provide a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure and an explanation why management believes that presentation of the non-GAAP financial measure provides useful information to investors. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The following table provides a numerical reconciliation of earnings before income taxes to comparable earnings before income taxes for the years ended December 31, 2008, 2007 and 2006 which was not provided within the MD&A discussion:

	Years ended December 31
	2008	2007	2006
	(In thousands)

Earnings before income taxes	$349,922	405,464	392,973
Net restructuring charges	58,435	11,578	—
Brazil charges	6,498	—	—
International impairment and write-offs	5,548	—	—
Gain on sale of property	—	(10,110)	—
Pension accounting charge	—	—	5,872

Comparable earnings before income taxes	$420,403	406,932	398,845

The following table provides a numerical reconciliation of earnings from continuing operations and earnings per diluted common share from continuing operations to comparable earnings from continuing operations and comparable earnings per diluted common share from continuing operations for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 which was not provided within the MD&A discussion:

	Years ended December 31
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)

Earnings from continuing operations	$199,881	253,861	248,959	227,628	215,609
Net restructuring charges	53,159	7,536	—	—	—
Tax accrual reversals	(7,931)	—	—	—	—
Tax law changes	(1,614)	(3,333)	(6,796)	(7,627)	(9,221)
Brazil charges	6,831	—	—	—	—
International impairment and write-offs	4,427	—	—	—	—
Pension accounting charge	—	—	3,720	—	—
Gain on sale of property	—	(6,154)	—	—	—
Gain on sale of headquarter complex	—	—	—	—	(15,409)

Comparable earnings from continuing operations	$254,753	251,910	245,883	220,001	190,979

Earnings per diluted common share from continuing operations	$3.52	4.24	4.04	3.53	3.28
Net restructuring charges	0.94	0.13	—	—	—
Tax accruals reversals	(0.14)	—	—	—	—
Tax law changes	(0.03)	(0.06)	(0.11)	(0.12)	(0.14)
Brazil charges	0.12	—	—	—	—
International impairment and write-offs	0.08	—	—	—	—
Pension accounting charge	—	—	0.06	—	—
Gain on sale of property	—	(0.10)	—	—	—
Gain on sale of headquarter complex	—	—	—	—	(0.23)

Comparable earnings per diluted common share from continuing operations	$4.49	4.21	3.99	3.41	2.91

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The following table provides a numerical reconciliation of total revenue to operating revenue for the years ended December 31, 2008, 2007 and 2006 which was not provided within the MD&A discussion:

	Years ended December 31
	2008	2007	2006
	(In thousands)

Total revenue	$6,203,743	6,565,995	6,306,643
Fuel services and subcontracted transportation revenue	(1,738,710)	(2,133,728)	(2,040,459)
Fuel eliminations	239,473	204,290	188,047

Operating revenue	$4,704,506	4,636,557	4,454,231

The following table provides a numerical reconciliation of net earnings to adjusted net earnings and average total debt to adjusted average total capital for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 which was not provided within the MD&A discussion:

	Years ended December 31
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Net earnings	$199,881	253,861	248,959	226,929	215,609
Discontinued operations	—	—	—	(1,741)	—
Cumulative effect of change in accounting principle	—	—	—	2,440	—
Restructuring and other charges (recoveries), net and other items(1)	70,447	1,467	—	—	(24,308)
Income taxes	150,075	151,603	144,014	129,460	115,513

Adjusted net earnings before income taxes	420,403	406,931	392,973	357,088	306,814
Adjusted interest expense(2)	164,975	169,060	146,565	127,072	106,100
Adjusted income taxes(3)	(230,456)	(219,971)	(207,183)	(185,917)	(155,545)

Adjusted net earnings	$354,922	356,020	332,355	298,243	257,369

Average total debt	$2,881,931	2,847,692	2,480,314	2,147,836	1,811,502
Average off-balance sheet debt	170,694	150,124	98,767	147,855	151,804
Average adjusted total shareholders’ equity(4)	1,788,097	1,791,669	1,605,214	1,550,038	1,395,682

Adjusted average total capital	$4,840,722	4,789,485	4,184,295	3,845,729	3,358,988

Adjusted return on capital (%)	7.3	7.4	7.9	7.8	7.7

(1)	For 2008, see Note 4, “Restructuring and Other Charges” and Note 25, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements; 2007 includes restructuring and other charges (recoveries) of $11 million in the second half of 2007 and a gain of $10 million related to the sale of property in the third quarter; 2004 includes a gain on sale of headquarter complex of $24 million. Restructuring and other charges (recoveries), net and other items not presented in this reconciliation were not significant in the respective periods.

(2)	Includes interest on off-balance sheet vehicle obligations.

(3)	Calculated using the effective income tax rate for the period exclusive of benefits from tax law changes.

(4)	Represents shareholders’ equity adjusted for cumulative effect of accounting changes and tax benefits in the respective periods.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Annual Report contains forward-looking statements including, but not limited to, statements regarding:

•	the status of our unrecognized tax benefits for 2008 related to the U.S. federal, state and foreign tax positions and the impact of recent state tax law changes;

•	our expectations as to anticipated revenue and earnings trends and future economic conditions specifically, earnings per share, operating revenue, used vehicle sales results, contract revenue growth and commercial rental declines;

•	the economic and business impact of continuing supply chain operations in the U.S., Canada, Mexico, U.K. and Asia markets and workforce reductions;

•	the anticipated pre-tax annual cost savings from our global cost savings initiatives;

•	our ability to successfully achieve the operational goals that are the basis of our business strategies, including offering competitive pricing, diversifying our customer base, optimizing asset utilization, leveraging the expertise of our various business segments, serving our customers’ global needs and expanding our support services;

•	impact of losses from conditional obligations arising from guarantees;

•	our expectations as to the future level of vehicle wholesaling activity;

•	number of NLE vehicles in inventory, and the size of our commercial rental fleet, for the remainder of the year;

•	estimates of free cash flow and, capital expenditures for 2009;

•	the adequacy of our accounting estimates and reserves for pension expense, depreciation and residual value guarantees, self-insurance reserves, goodwill impairment, accounting changes and income taxes;

•	our ability to fund all of our operations for the foreseeable future through internally generated funds and outside funding sources;

•	the anticipated impact of fuel price fluctuations;

•	our expectations as to future pension expense and contributions, the impact of pension legislation, as well as the effect of the freeze of the U.S. and Canadian pension plan on our benefit funding requirements;

•	the anticipated deferral of tax gains on disposal of eligible revenue earning equipment pursuant to our vehicle like-kind exchange program;

•	our expectations as to the future effect of amendments to our contractual relationship with GM; and

•	our expectations regarding the effect of the adoption of recent accounting pronouncements.

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

The information required by ITEM 7A is included in ITEM 7 (page 51) of PART II of this report.

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

Management assessed the effectiveness of Ryder’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework.” Based on our assessment and those criteria, management determined that Ryder maintained effective internal control over financial reporting as of December 31, 2008.

Ryder’s independent registered certified public accounting firm has audited the effectiveness of Ryder’s internal control over financial reporting. Their report appears on page 63.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
RYDER SYSTEM, INC.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of Ryder System, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

February 11, 2009
Miami, Florida

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended December 31
	2008	2007	2006
	(In thousands, except per share amounts)

Revenue	$6,203,743	6,565,995	6,306,643

Operating expense (exclusive of items shown separately)	3,029,673	2,776,999	2,735,752
Salaries and employee-related costs	1,399,121	1,410,388	1,397,391
Subcontracted transportation	323,382	950,500	865,475
Depreciation expense	843,459	815,962	743,288
Gains on vehicle sales, net	(39,312)	(44,094)	(50,766)
Equipment rental	80,105	93,337	90,137
Interest expense	157,257	160,074	140,561
Miscellaneous expense (income), net	1,735	(15,904)	(11,732)
Restructuring and other charges, net	58,401	13,269	3,564

	5,853,821	6,160,531	5,913,670

Earnings before income taxes	349,922	405,464	392,973
Provision for income taxes	150,041	151,603	144,014

Net earnings	$199,881	253,861	248,959

Earnings per common share:
Basic	$3.56	4.28	4.09

Diluted	$3.52	4.24	4.04

See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2008	2007
	(Dollars in thousands, except per share amount)

Assets:
Current assets:
Cash and cash equivalents	$120,305	116,459
Receivables, net	635,376	843,662
Inventories	48,324	58,810
Prepaid expenses and other current assets	147,191	203,131

Total current assets	951,196	1,222,062
Revenue earning equipment, net of accumulated depreciation of $2,749,654 and $2,724,565, respectively	4,565,224	4,501,397
Operating property and equipment, net of accumulated depreciation of $842,427 and $811,579, respectively	546,816	518,728
Goodwill	198,253	166,570
Intangible assets	36,705	19,231
Direct financing leases and other assets	391,314	426,661

Total assets	$6,689,508	6,854,649

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$384,262	222,698
Accounts payable	295,083	383,808
Accrued expenses and other current liabilities	431,820	412,855

Total current liabilities	1,111,165	1,019,361
Long-term debt	2,478,537	2,553,431
Other non-current liabilities	837,280	409,907
Deferred income taxes	917,365	984,361

Total liabilities	5,344,347	4,967,060

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, December 31, 2008 or 2007	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, 2008 — 55,658,059; 2007 — 58,041,563	27,829	28,883
Additional paid-in capital	756,190	729,451
Retained earnings	1,105,369	1,160,132
Accumulated other comprehensive loss	(544,227)	(30,877)

Total shareholders’ equity	1,345,161	1,887,589

Total liabilities and shareholders’ equity	$6,689,508	6,854,649

See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net earnings	$199,881	253,861	248,959
Depreciation expense	843,459	815,962	743,288
Goodwill impairment	21,259	—	—
Gains on vehicle sales, net	(39,312)	(44,094)	(50,766)
Share-based compensation expense	17,076	16,754	13,643
Amortization expense and other non-cash charges, net	25,022	15,126	14,106
Deferred income tax expense	128,246	64,396	76,235
Tax benefits from share-based compensation	1,151	1,458	5,405
Changes in operating assets and liabilities, net of acquisitions:
Receivables	181,024	57,969	(58,306)
Inventories	10,370	1,409	513
Prepaid expenses and other assets	(30,992)	6,526	(16,683)
Accounts payable	(104,955)	(18,104)	32,640
Accrued expenses and other non-current liabilities	3,302	(68,324)	(155,447)

Net cash provided by operating activities	1,255,531	1,102,939	853,587

Cash flows from financing activities:
Net change in commercial paper borrowings	(522,312)	(159,771)	328,641
Debt proceeds	757,077	513,021	670,568
Debt repaid, including capital lease obligations	(138,209)	(439,000)	(378,519)
Dividends on common stock	(52,238)	(50,152)	(43,957)
Common stock issued	54,713	42,340	61,593
Common stock repurchased	(256,132)	(209,018)	(159,050)
Excess tax benefits from share-based compensation	6,471	3,377	8,926

Net cash (used in) provided by financing activities	(150,630)	(299,203)	488,202

Cash flows from investing activities:
Purchases of property and revenue earning equipment	(1,234,065)	(1,317,236)	(1,695,064)
Sales of revenue earning equipment	260,598	354,767	326,079
Sales of operating property and equipment	4,302	18,868	6,575
Sale and leaseback of revenue earning equipment	—	150,348	—
Acquisitions	(246,993)	(75,226)	(4,113)
Collections on direct finance leases	61,944	63,358	66,274
Changes in restricted cash	51,029	(19,686)	(41,464)
Other, net	395	1,588	2,163

Net cash used in investing activities	(1,102,790)	(823,219)	(1,339,550)

Effect of exchange rate changes on cash	1,735	7,303	(2,327)

Increase (decrease) in cash and cash equivalents	3,846	(12,180)	(88)
Cash and cash equivalents at January 1	116,459	128,639	128,727

Cash and cash equivalents at December 31	$120,305	116,459	128,639

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$141,406	154,261	134,921
Income taxes, net of refunds	26,142	57,991	145,396
Non-cash investing activities:
Changes in accounts payable related to purchases of revenue earning equipment	34,935	(122,400)	64,451
Revenue earning equipment acquired under capital leases	1,430	10,920	2,295

See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated
	Preferred			Additional			Other
	Stock	Common Stock		Paid-In	Retained	Deferred	Comprehensive
	Amount	Shares	Par	Capital	Earnings	Compensation	Loss	Total
	(Dollars in thousands, except per share amounts)

Balance at January 1, 2006	$—	61,869,473	$30,935	666,674	1,038,364	(5,598)	(202,919)	1,527,456

Components of comprehensive income:
Net earnings	—	—	—	—	248,959	—	—	248,959
Foreign currency translation adjustments	—	—	—	—	—	—	29,119	29,119
Additional minimum pension liability adjustment, net of tax of ($100,385)	—	—	—	—	—	—	178,081	178,081
Unrealized gain related to derivatives	—	—	—	—	—	—	224	224

Total comprehensive income								456,383
Adoption of SFAS No. 158, net of tax of $83,840(1)	—	—	—	—	—	—	(150,999)	(150,999)
Common stock dividends declared — $0.72 per share	—	—	—	—	(43,957)	—	—	(43,957)
Common stock issued under employee stock option and stock purchase plans(2)	—	2,240,380	1,109	60,339	—	—	—	61,448
Benefit plan stock sales(3)	—	4,756	2	143	—	—	—	145
Common stock repurchases	—	(3,393,081)	(1,697)	(37,776)	(119,577)	—	—	(159,050)
Share-based compensation	—	—	—	13,643	—	—	—	13,643
Tax benefits from share-based compensation	—	—	—	15,710	—	—	—	15,710
Adoption of SFAS No. 123R(1)	—	—	(129)	(5,469)	—	5,598	—	—

Balance at December 31, 2006	—	60,721,528	30,220	713,264	1,123,789	—	(146,494)	1,720,779

Components of comprehensive income:
Net earnings	—	—	—	—	253,861	—	—	253,861
Foreign currency translation adjustments	—	—	—	—	—	—	62,051	62,051
Unrealized loss related to derivatives	—	—	—	—	—	—	(52)	(52)
Amortization of pension and postretirement items, net of tax of $(5,808)(4)	—	—	—	—	—	—	11,269	11,269
Pension curtailment, net of tax of $(5,971)(4)	—	—	—	—	—	—	10,510	10,510
Change in net actuarial loss, net of tax of $(14,137)(4)	—	—	—	—	—	—	31,839	31,839

Total comprehensive income								369,478
Common stock dividends declared — $0.84 per share	—	—	—	—	(50,152)	—	—	(50,152)
Common stock issued under employee stock option and stock purchase plans(2)	—	1,202,169	604	41,690	—	—	—	42,294
Benefit plan stock sales(3)	—	364	—	46	—	—	—	46
Common stock repurchases	—	(3,882,498)	(1,941)	(47,138)	(159,939)	—	—	(209,018)
Share-based compensation	—	—	—	16,754	—	—	—	16,754
Tax benefits from share-based compensation	—	—	—	4,835	—	—	—	4,835
Adoption of FIN 48(1)	—	—	—	—	(7,427)	—	—	(7,427)

Balance at December 31, 2007	—	58,041,563	28,883	729,451	1,160,132	—	(30,877)	1,887,589

Components of comprehensive loss:
Net earnings	—	—	—	—	199,881	—	—	199,881
Foreign currency translation adjustments	—	—	—	—	—	—	(180,819)	(180,819)
Net unrealized loss related to derivatives	—	—	—	—	—	—	(119)	(119)
Amortization of pension and postretirement items, net of tax of $(1,344)(4)	—	—	—	—	—	—	2,564	2,564
Pension curtailment, net of tax of $634(4)	—	—	—	—	—	—	(1,287)	(1,287)
Change in net actuarial loss, net of tax of $188,654(4)	—	—	—	—	—	—	(333,689)	(333,689)

Total comprehensive loss								(313,469)
Common stock dividends declared — $0.92 per share	—	—	—	—	(52,238)	—	—	(52,238)
Common stock issued under employee stock option and stock purchase plans(2)	—	1,593,073	934	53,496	—	—	—	54,430
Benefit plan stock sales(3)	—	1,859	1	282	—	—	—	283
Common stock repurchases	—	(3,978,436)	(1,989)	(51,737)	(202,406)	—	—	(256,132)
Share-based compensation	—	—	—	17,076	—	—	—	17,076
Tax benefits from share-based compensation	—	—	—	7,622	—	—	—	7,622

Balance at December 31, 2008	$—	55,658,059	$27,829	756,190	1,105,369	—	(544,227)	1,345,161

(1)	See Note 2, “Accounting Changes,” in the Notes to Consolidated Financial Statements for additional information related to the adoption of SFAS No. 123R, FIN 48 and SFAS No. 158.

(2)	Net of common shares delivered as payment for the exercise price or to satisfy the holders’ withholding tax liability upon exercise of options.

(3)	Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plans.

(4)	Amounts pertain to our pension and (or) postretirement benefit plans. See Note 23, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information related to pension benefit plan curtailments.

See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder has a controlling voting interest (“subsidiaries”) and variable interest entities (“VIEs”) where Ryder is determined to be the primary beneficiary. Ryder is deemed to be the primary beneficiary if we bear a majority of the risk to the entities’ potential losses or stand to gain from a majority of the entities’ expected returns. All significant intercompany accounts and transactions between consolidated companies have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current period presentation. During the fourth quarter of 2008, we decided to discontinue operations in Brazil, Argentina and Chile during 2009 and transition out of specific Supply Chain Solutions customer contracts in Europe. These operations will be reported as part of continuing operations in our Consolidated Financial Statements until all operations cease.

Use of Estimates

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on management’s best knowledge of historical trends, actions that we may take in the future, and other information available when the consolidated financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available. Areas where the nature of the estimate make it reasonably possible that actual results could materially differ from the amounts estimated include: depreciation and residual value guarantees, employee benefit plan obligations, self-insurance accruals, impairment assessments on long-lived assets (including goodwill and indefinite-lived intangible assets), revenue recognition, allowance for accounts receivable, income tax liabilities and contingent liabilities.

Cash Equivalents

Cash in excess of current operating requirements is invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and are stated at cost.

Restricted Cash

Restricted cash consists of cash proceeds from the sale of eligible vehicles or operating property set aside for the acquisition of replacement vehicles or operating property under our like-kind exchange tax programs. See Note 13, “Income Taxes,” for a complete discussion of the vehicle like-kind exchange tax program. We classify restricted cash within “Prepaid expenses and other current assets” if the restriction is expected to expire in the twelve months following the balance sheet date or within “Direct financing leases and other assets” if the restriction is expected to expire more than twelve months after the balance sheet date. The changes in restricted cash balances are reflected as an investing activity in our Consolidated Statements of Cash Flows as they relate to the sales and purchases of revenue earning equipment and operating property and equipment.

Revenue Recognition

We generate revenue primarily through the lease, rental and maintenance of revenue earning equipment and services rendered under service contracts. We recognize revenue when persuasive evidence of an arrangement exists, the services have been rendered to customers or delivery has occurred, the pricing is fixed or determinable, and collectibility is reasonably assured. We are required to make judgments about whether pricing is fixed or determinable and whether or not collectibility is reasonably assured.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue is recorded on a gross basis, without deducting third-party services costs, when we are acting as a principal with substantial risks and rewards of ownership. Revenue is recorded on a net basis, after deducting third-party services costs, when we are acting as an agent without substantial risks and rewards of ownership. Sales tax collected from customers and remitted to the applicable taxing authorities is accounted for on a net basis, with no impact on revenues.

In addition to the aforementioned general policy, the following are the specific revenue recognition policies for our reportable business segments by major revenue arrangement:

Fleet Management Solutions (FMS)

Our full service lease arrangements include lease deliverables such as the lease of a vehicle and the executory agreement for the maintenance, insurance and taxes of the leased equipment during the lease term and non-lease deliverables. Arrangement consideration is allocated between lease deliverables and non-lease deliverables based on management’s best estimate of the relative fair value of each deliverable. The arrangement consideration allocated to lease deliverables is accounted for pursuant to Statement of Financial Accounting Standards (SFAS) No. 13, “Accounting for Leases.” Our full service lease arrangements provide for a fixed charge billing and a variable charge billing based on mileage or time usage. Fixed charges are typically billed at the beginning of the month for the services to be provided that month. Variable charges are typically billed a month in arrears. Costs associated with the activities performed under our full service leasing arrangements are primarily comprised of labor, parts, outside work, depreciation, interest, licenses, insurance, operating taxes and vehicle rent. These costs are expensed as incurred except for depreciation. Refer to “Summary of Significant Accounting Policies — Revenue Earning Equipment, Operating Property, and Equipment, and Depreciation” for information regarding our depreciation policies.

Revenue from lease and rental agreements is driven by the classification of the arrangement typically as either an operating or direct finance lease under SFAS No. 13.

•	The majority of our leases and all of our rental arrangements are classified as operating leases and therefore, we recognize lease and rental revenue on a straight-line basis as it becomes receivable over the term of the lease or rental arrangement. Lease and rental agreements do not usually provide for scheduled rent increases or escalations. However, lease agreements allow for rate changes based upon changes in the Consumer Price Index (CPI). Lease and rental agreements provide for a time charge plus a fixed per-mile charge. The fixed time charge, the fixed per-mile charge and the changes in rates attributed to changes in the CPI are considered contingent rentals and recognized as earned.

•	The non-lease deliverables of our full service lease arrangements are comprised of access to substitute vehicles, emergency road service, and safety services. These services are available to our customers throughout the lease term. Accordingly, revenue is recognized on a straight-line basis over the lease term.

•	Direct financing lease revenue is recognized using the effective interest method, which provides a constant periodic rate of return on the outstanding investment on the lease.

Under our contract maintenance arrangements, we provide maintenance and repairs required to keep a vehicle in good operating condition, schedule mechanical preventive maintenance inspections and access to emergency road service and substitute vehicles. The vast majority of our services are routine services performed on a recurring basis throughout the term of the arrangement. From time to time, we provide non-routine major repair services in order to place a vehicle back in service. Revenue from maintenance service contracts is recognized on a straight-line basis as maintenance services are rendered over the terms of the related arrangements. Contract maintenance arrangements are generally cancelable, without penalty, after one year with 60 days prior written notice. Our maintenance service arrangement provides for a monthly fixed charge and a monthly variable charge based on mileage or time usage. Fixed charges are typically billed at the

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

beginning of the month for the services to be provided that month. Variable charges are typically billed a month in arrears. Contract maintenance agreements allow for rate changes based upon changes in the CPI. The fixed per-mile charge and the changes in rates attributed to changes in the CPI are recognized as earned. Costs associated with the activities performed under our contract maintenance arrangements are primarily comprised of labor, parts, outside work, licenses, insurance and operating taxes. These costs are expensed as incurred.

Revenue from fuel services is recognized when fuel is delivered to customers.

Supply Chain Solutions (SCS) and Dedicated Contract Carriage (DCC)

Revenue from service contracts is recognized as services are rendered in accordance with contract terms, which typically include discrete billing rates for the services. In transportation management arrangements where we act as principal, revenue is reported on a gross basis, without deducting third-party purchased transportation costs. To the extent that we are acting as an agent in the arrangement, revenue is reported on a net basis, after deducting purchased transportation costs. Effective January 1, 2008, our contractual relationship for certain transportation management services changed, and we determined, after a formal review of the terms and conditions of the services, that we were acting as an agent in the arrangement. As a result, the amount of total revenue and subcontracted expense decreased due to the reporting of revenue net of subcontracted transportation expense. During 2007 and 2006, revenue associated with this portion of the contract was $640 million and $565 million, respectively.

Accounts Receivable Allowance

We maintain an allowance for uncollectible customer receivables and an allowance for billing adjustments related to certain discounts and billing corrections. Estimates are updated regularly based on historical experience of bad debts and billing adjustments processed, current collection trends and aging analysis. Accounts are charged against the allowance when determined to be uncollectible. The allowance is maintained at a level deemed appropriate based on loss experience and other factors affecting collectibility. Historical results may not necessarily be indicative of future results.

Inventories

Inventories, which consist primarily of fuel, tires and vehicle parts, are valued using the lower of weighted-average cost or market.

Revenue Earning Equipment, Operating Property and Equipment, and Depreciation

Revenue earning equipment, comprised of vehicles and operating property and equipment, are initially recorded at cost inclusive of vendor rebates. Revenue earning equipment and operating property and equipment under capital lease are initially recorded at the lower of the present value of minimum lease payments or fair value. Vehicle repairs and maintenance that extend the life or increase the value of a vehicle are capitalized, whereas ordinary maintenance and repairs are expensed as incurred. The cost of vehicle replacement tires and tire repairs are expensed as incurred. Direct costs incurred in connection with developing or obtaining internal-use software are capitalized. Costs incurred during the preliminary software development project stage, as well as maintenance and training costs, are expensed as incurred.

Leasehold improvements are depreciated over the shorter of their estimated useful lives or the term of the related lease, which may include one or more option renewal periods where failure to exercise such options would result in an economic penalty in such amount that renewal appears, at the inception of the lease, to be reasonably assured. During the term of the lease, if a substantial additional investment is made in a leased property, we re-evaluate the lease term to determine whether the investment, together with any penalties related to non-renewal, would constitute an economic penalty in such amount that renewal appears, at the time of the re-evaluation, to be reasonably assured.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Gains and losses on operating property and equipment sales are reflected in “Miscellaneous expense (income), net.”

Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite useful lives are not amortized, but rather, are tested for impairment at least annually (April 1st). In addition to the annual goodwill impairment test, an interim test for goodwill impairment should be completed when an event or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of each of our reporting units with its carrying amount. If a reporting unit’s carrying amount exceeds its fair value, the second step is performed. The second step involves a comparison of the implied fair value and carrying value of that reporting unit’s goodwill. To the extent that a reporting unit’s carrying amount exceeds the implied fair value of its goodwill, an impairment loss is recognized. Identifiable intangible assets not subject to amortization are assessed for impairment by comparing the fair value of the intangible asset to its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds fair value.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Self-Insurance Accruals

We retain a portion of the accident risk under vehicle liability, workers’ compensation and other insurance programs. Under our insurance programs, we retain the risk of loss in various amounts up to $3 million on a per occurrence basis. Self-insurance accruals are based primarily on an actuarially estimated, undiscounted cost of claims, which includes claims incurred but not reported. Such liabilities are based on estimates. Historical loss development factors are utilized to project the future development of incurred losses, and these amounts are adjusted based upon actual claim experience and settlements. While we believe that the amounts are adequate, there can be no assurance that changes to our estimates may not occur due to limitations inherent in the estimation process. Changes in the estimates of these accruals are charged or credited to earnings in the period determined. Amounts estimated to be paid within the next year have been classified as “Accrued expenses and other current liabilities” with the remainder included in “Other non-current liabilities.”

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

We are subject to tax audits in numerous jurisdictions in the U.S. and around the world. Tax audits by their very nature are often complex and can require several years to complete. In the normal course of business, we are subject to challenges from the IRS and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. Prior to January 1, 2007, we recorded the amount we expected to incur as a result of tax audits as part of accrued income taxes based upon SFAS No. 5, “Accounting for Contingencies.” Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 requires that we determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are at least more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements. See Note 2, “Accounting Changes” for a discussion of the adoption impact of FIN 48.

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

Severance and Contract Termination Costs

We recognize liabilities for severance and contract termination costs based upon the nature of the cost to be incurred. For involuntary separation plans that are completed within the guidelines of our written involuntary separation plan, we record the liability when it is probable and reasonably estimable. For one-time termination benefits, such as additional severance pay or benefit payouts, and other exit costs, such as contract termination costs, the liability is measured and recognized initially at fair value in the period in which the liability is incurred, with subsequent changes to the liability recognized as adjustments in the period of change. Severance related to position eliminations that are part of a restructuring plan are recorded within “Restructuring and other charges, net” in the Consolidated Statements of Earnings.

Environmental Expenditures

We record liabilities for environmental assessments and (or) cleanup when it is probable a loss has been incurred and the costs can be reasonably estimated. Environmental liability estimates may include costs such as anticipated site testing, consulting, remediation, disposal, post-remediation monitoring and legal fees, as

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

appropriate. The liability does not reflect possible recoveries from insurance companies or reimbursement of remediation costs by state agencies, but does include estimates of cost sharing with other potentially responsible parties. Estimates are not discounted, as the timing of the anticipated cash payments is not fixed or readily determinable. Subsequent adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. In future periods, new laws or regulations, advances in remediation technology and additional information about the ultimate remediation methodology to be used could significantly change our estimates. Claims for reimbursement of remediation costs are recorded when recovery is deemed probable.

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

Net Investment Hedge.  A hedge of a net investment in a foreign operation is considered a net investment hedge. The effective portion of the change in the fair value of the derivative used as a net investment hedge of a foreign operation is recorded in the currency translation adjustment account within “Accumulated other comprehensive loss.” The ineffective portion, if any, on the hedged item that is attributable to the hedged risk is recorded in earnings and reported in “Miscellaneous expense (income), net” in the Consolidated Statements of Earnings.

Foreign Currency Translation

Our foreign operations generally use the local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. If exchangeability

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

between the functional currency and the U.S. dollar is temporarily lacking at the balance sheet date, the first subsequent rate at which exchanges can be made is used to translate assets and liabilities. Income statement items are translated at the average exchange rates for the year. The impact of currency fluctuations is recorded in “Accumulated other comprehensive loss” as a currency translation adjustment. Upon sale or upon complete or substantially complete liquidation of an investment in a foreign operation, the currency translation adjustment attributable to that operation is removed from accumulated other comprehensive loss and is reported as part of the gain or loss on sale or liquidation of the investment for the period during which the sale or liquidation occurs. Gains and losses resulting from foreign currency transactions are recorded in “Miscellaneous expense (income), net” in the Consolidated Statements of Earnings.

Share-Based Compensation

The fair value of stock option awards granted after January 1, 2006 and nonvested stock awards, is expensed on a straight-line basis over the vesting period of the awards. The fair value of stock option awards granted prior to January 1, 2006 is expensed based on their graded vesting schedule. Share-based compensation expense is generally reported in “Salaries and employee-related costs” in our Consolidated Statements of Earnings. Cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (windfall tax benefits) are classified as financing cash flows. Tax benefits resulting from tax deductions in excess of share-based compensation expense recognized under the fair value recognition provisions of SFAS No. 123R (windfall tax benefits) are credited to additional paid-in capital in our Consolidated Balance Sheets. Realized tax shortfalls are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. We have applied the long-form method for determining the pool of windfall tax benefits and had a pool of windfall tax benefits as of December 31, 2008.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Comprehensive (Loss) Income

Comprehensive (loss) income presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. Our total comprehensive (loss) income presently consists of net earnings, currency translation adjustments associated with foreign operations that use the local currency as their functional currency, adjustments for derivative instruments accounted for as cash flow hedges and various pension and other postretirement benefits related items.

Recent Accounting Pronouncements

In December 2008, the FASB issued Staff Position (FSP) No. 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets.” This FSP requires enhanced disclosures about plan assets of a defined benefit pension or other postretirement plan including information on investment policies and strategies, major categories of plan assets and fair value measurements. The disclosures required by this FSP are effective for financial statements issued for fiscal years ending after December 15, 2009 with early adoption permitted. We will include the enhanced disclosures required under this FSP beginning in our December 31, 2009 year-end financial statements. The adoption of FSP No. 132(R)-1 will have no impact on our consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. For the quarter ended March 31, 2009, upon adoption, we are required to retrospectively adjust earnings per share data to conform to the provisions in this FSP. We estimate the impact upon adoption will reduce previously reported annual earnings per share by $0.01 to $0.02.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” This statement amends SFAS No. 141, “Business Combinations,” and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. This statement also requires that transaction costs in a business combination be expensed as incurred. SFAS No. 141R applies prospectively and will impact our accounting for business combinations closing after January 1, 2009. Transaction costs for acquisitions that did not close by December 31, 2008, were expensed as incurred and were not significant.

2.	ACCOUNTING CHANGES

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Effective January 1, 2008, we adopted SFAS No. 159; however, we did not elect to measure any financial instruments and other items at fair value under the provisions of this standard. Consequently, SFAS No. 159 had no impact on our consolidated financial statements.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively, except for certain financial

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

instruments, which should be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which this statement is initially applied. The provisions of SFAS No. 157, as amended by FSP FAS 157-1, exclude the provisions of SFAS No. 13, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. We adopted SFAS No. 157 on January 1, 2008 for all financial assets and liabilities and for all nonfinancial assets and liabilities recognized or disclosed at fair value in our consolidated financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on our consolidated financial statements. For all other nonfinancial assets and liabilities, SFAS No. 157 is effective for us on January 1, 2009. We have evaluated the impact of SFAS No. 157 on the valuation of all other nonfinancial assets and liabilities, including our vehicles held for sale and there was not a material impact upon adoption on January 1, 2009 on our consolidated financial statements.

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

Effective January 1, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are at least more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements. For all other tax positions, we do not recognize any portion of the benefit in our consolidated financial statements. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

The adoption of FIN 48 decreased the January 1, 2007 balance of retained earnings by $7 million and deferred income taxes by $18 million with a corresponding increase of $25 million to the liability for uncertain positions. Results of prior periods have not been restated. Our policy for interest and penalties related to income tax exposures was not impacted by FIN 48. The adoption of FIN 48 increased our full-year 2007 effective tax rate by 0.3%.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

Effective December 31, 2006, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Under SFAS No. 158, we are required to recognize the overfunded or underfunded status of a defined benefit pension and other postretirement plan as an asset or liability in our Consolidated Balance Sheets and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The adoption of SFAS No. 158 decreased the December 31, 2006 balance of total assets, total liabilities and total shareholders’ equity by $155 million, $4 million and $151 million, respectively.

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

3.	ACQUISITIONS

Transpacific Container Terminal Ltd. and CRSA Logistics Ltd. Acquisition — On December 19, 2008, we acquired substantially all of the assets of Transpacific Container Terminal Ltd. and CRSA Logistics Ltd. (“CRSA”) located in Port Coquitlam, British Columbia, as well as CRSA’s operations in Hong Kong and Shanghai, China. The companies specialize in trans-Pacific, end-to-end transportation management and supply chain services primarily for Canadian retailers. This acquisition adds complementary solutions to our capabilities including consolidation services in key Asian hub and off-dock deconsolidation operations in Canada. The purchase price and initial recording of the transaction was based on preliminary valuation assessments and is subject to change. The purchase price was $14 million of which $12 million was paid as of December 31, 2008. The terms of the asset purchase agreement provide for up to $4 million in contingent consideration to be paid to the seller if certain financial metrics are achieved. In accordance with SFAS No. 141, contingent consideration will be accounted for as additional purchase price when the contingency is resolved.

Gordon Truck Leasing Acquisition — On August 29, 2008, we acquired the assets of Gordon Truck Leasing (“Gordon”), which included Gordon’s fleet of approximately 500 vehicles and nearly 130 contractual customers for a purchase price of $24 million, of which $23 million was paid as of December 31, 2008. The combined network operates under the Ryder name, complementing our FMS market coverage and service network in Pennsylvania.

Gator Leasing Acquisition — On May 12, 2008, we acquired the assets of Gator Leasing, Inc. (“Gator”), which included Gator’s fleet of approximately 2,300 vehicles and nearly 300 contractual customers for a purchase price of $117 million, of which $114 million was paid as of December 31, 2008. The combined network operates under the Ryder name, complementing our FMS market coverage and service network in Florida.

Lily Acquisition — On January 11, 2008, we acquired the assets of Lily Transportation Corporation (“Lily”), which included Lily’s fleet of approximately 1,600 vehicles and over 200 contractual customers for a purchase price of $98 million, of which $97 million was paid as of December 31, 2008. The combined network operates under the Ryder name, complementing our FMS market coverage and service network in the Northeast United States.

The asset purchases were accounted for in accordance with SFAS No. 141, as an acquisition of a business. Goodwill on these acquisitions represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. The factors that contributed to the recognition of goodwill included securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant and significant cost savings opportunities.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The purchase price allocations and resulting impact on the corresponding Consolidated Balance Sheets relating to all 2008 acquisitions were as follows:

(In thousands)
Assets:
Customer relationship and other intangibles	$21,907
Trade name	398
Goodwill	58,994
Revenue earning equipment	148,184
Other assets	29,285

258,768
Liabilities	(4,984)

Net assets acquired	$253,784

Cash paid for acquisitions	$245,587

Unpaid purchase price	$8,197

Pollock Acquisition — On October 5, 2007, we acquired the assets of Pollock NationaLease (“Pollock”), which included Pollock’s fleet of approximately 2,000 vehicles and nearly 200 contractual customers for a purchase price of $78 million, of which $76 million was paid as of December 31, 2008. The combined network operates under the Ryder name, complementing our FMS and SCS market coverage and service network in Canada. The asset purchase was accounted for as a business combination.

The following table provides a rollforward of the preliminary estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition of Pollock to the amounts of the final allocation:

	Preliminary
	Amount
	Disclosed in 2007	Purchase Accounting
	Annual Report	Adjustments	Final Allocation
	(In thousands)

Assets:
Customer relationship intangibles	$5,836	(2,210)	3,626
Goodwill	6,946	3,696	10,642
Revenue earning equipment	56,172	(1,401)	54,771
Other assets	8,891	(39)	8,852

	77,845	46	77,891
Liabilities	(118)	(254)	(372)

Net assets acquired	$77,727	(208)	77,519

The purchase price adjustments related primarily to the completion of the valuation of customer relationship intangibles and evaluations of the physical and market conditions of revenue earning equipment.

Pro Forma Information — The operating results of the acquired companies have been included in the consolidated financial statements from the dates of acquisitions. The following table provides the unaudited pro forma revenue, net earnings and earnings per diluted common share as if the results of the 2008 acquisitions had been included in operations commencing January 1, 2007 and the results of the 2007 acquisition had been included in operations commencing January 1, 2006. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the acquisitions been consummated during the periods for which the pro forma information is presented, or of future results.

	Unaudited December 31
	2008	2007	2006
	(In thousands, except per share amounts)

Revenue	$6,254,092	6,717,488	6,351,952
Net earnings	$201,709	256,712	248,738

Earnings per common share:
Basic	$3.59	4.33	4.09
Diluted	$3.55	4.29	4.04

Subsequent Event

On February 2, 2009, we acquired the assets of Edart Leasing LLC (“Edart”), which included Edart’s fleet of approximately 1,600 vehicles and more than 340 contractual customers from Edart’s five locations in Connecticut for a purchase price of $81 million. The combined network will operate under the Ryder name, complementing our FMS market coverage in the Northeast. We also acquired approximately 525 vehicles that will be re-marketed. The asset purchase will be accounted for in accordance with SFAS No. 141R, “Business Combinations,” as an acquisition of a business.

4.	RESTRUCTURING AND OTHER CHARGES

The components of restructuring and other charges, net in 2008, 2007 and 2006 were as follows:

	Years ended December 31
	2008	2007	2006
	(In thousands)

Restructuring charges, net:
Severance and employee-related costs	$26,470	10,442	1,048
Contract termination costs	3,787	1,547	375

	30,257	11,989	1,423
Other charges, net:
Early retirement of debt	—	1,280	2,141
Asset impairments	28,144	—	—

Total	$58,401	13,269	3,564

As mentioned in Note 27, “Segment Reporting,” our primary measure of segment financial performance excludes, among other items, restructuring and other charges, net; however, the applicable portion of the restructuring and other charges, net that related to each segment in 2008, 2007, and 2006 were as follows:

	Years ended December 31
	2008	2007	2006
	(In thousands)

Fleet Management Solutions	$16,643	5,595	3,552
Supply Chain Solutions	39,741	5,644	19
Dedicated Contract Carriage	533	1,135	(5)
Central Support Services	1,484	895	(2)

Total	$58,401	13,269	3,564

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2008 Activity

During the fourth quarter of 2008, we announced several restructuring initiatives designed to address current global economic conditions and drive long-term profitable growth. The initiatives include discontinuing operations in Brazil, Argentina and Chile during 2009 and transitioning out of specific SCS customer contracts in Europe. The discontinuing of these operations resulted in a pre-tax restructuring charge of $37 million and included the following:

•	Severance and benefits totaled $15 million, related to approximately 2,500 employees associated with these operations. The employees have been informed of the transition plans and we expect these actions to be substantially completed by December 31, 2009.

•	Costs of $3 million related to terminating leases before the end of the contract term. The costs accrued represent the contractual penalty we will incur for terminating the leases early.

•	Customer contract termination costs of $1 million related to a specific customer. The costs accrued represent the contractual penalty we will incur for terminating the contract early.

•	Asset impairments of $18 million recognized in conjunction with our decision to discontinue operations in these regions. The review of assets for impairment was triggered by our restructuring initiatives. The asset impairments included $11 million of SCS U.K. goodwill which represented the entire goodwill related to this reporting unit. The asset impairment charges also included $7 million primarily for revenue earning and operating property and equipment.

We expect to incur approximately $7 million in pre-tax restructuring and other charges in 2009 related to the discontinuance of these operations.

In addition, to the longer-term strategic initiatives described above, we approved a plan to eliminate approximately 700 positions, primarily in the U.S. The workforce reduction resulted in a pre-tax restructuring charge of $11 million in the fourth quarter of 2008, all of which related to the payment of severance and other termination benefits. These actions will be substantially completed by the end of the first quarter of 2009.

In connection with the decision to transition out of European supply chain contracts and a declining economic environment, we performed an impairment analysis relating to our U.K. FMS business segment. Based on our analysis, given current market conditions and business expectations, we concluded that the fair value of FMS U.K. was less than the carrying amount of that reporting unit. In the fourth quarter of 2008, we recorded a non-cash pre-tax impairment charge of $10 million related to the write-off of goodwill related to this reporting unit as the implied fair value of the goodwill was less than the carrying amount.

2007 Activity

During 2007, we approved a plan to eliminate approximately 300 positions as a result of cost management and process improvement actions throughout our domestic and international operations and Central Support Services (CSS). The charge related to these actions included employee severance and benefits totaling $10 million. During 2007, we also recorded a charge of $2 million primarily related to costs that will continue to be incurred on a lease facility in our international operations, which we no longer operate.

Other charges, net in 2007, included a $1 million charge incurred to extinguish debentures that were originally set to mature in 2017. The charge of $1 million related to the premium paid on the early extinguishment of debt and the write-off of related debt discount and issuance costs. See Note 15, “Debt,” for further discussion on the early extinguishment of debt.

2006 Activity

During 2006, we approved a plan to eliminate approximately 150 positions as a result of ongoing cost management and process improvement actions throughout our domestic and international operations and CSS.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The charge related to these actions included employee severance and benefits totaling $1 million. During 2006, we also reversed severance and employee-related costs and recorded contract termination costs adjustments related to prior restructuring charges due to subsequent refinements in estimates.

Other charges, net during 2006 related to the costs incurred to extinguish a debenture that was originally set to mature in 2016. The total costs of $2 million related to the premium paid on the early extinguishment of debt and the write-off of related debt discount and issuance costs. See Note 15, “Debt,” for further discussion on the early extinguishment of debt.

The following table presents a roll-forward of the activity and balances of our restructuring reserve account for the years ended December 31, 2008 and 2007:

			Deductions
	Beginning		Cash	Non-Cash	Ending
	Balance	Additions	Payments	Reductions(1)	Balance
	(In thousands)

Year Ended December 31, 2008:
Employee severance and benefits	$7,829	26,795	7,758	325	26,541
Contract termination costs	814	3,800	1,119	13	3,482

Total	$8,643	30,595	8,877	338	30,023

Year Ended December 31, 2007:
Employee severance and benefits	$1,449	11,327	4,062	885	7,829
Contract termination costs	538	1,594	1,271	47	814

Total	$1,987	12,921	5,333	932	8,643

(1)	Non-cash reductions represent adjustments to the restructuring reserve as actual costs were less than originally estimated.

At December 31, 2008, outstanding restructuring obligations are generally required to be paid over the next twelve months.

5.	RECEIVABLES

	December 31
	2008	2007
	(In thousands)

Trade	$559,923	771,104
Direct financing leases	69,520	69,346
Income tax	2,912	—
Insurance	4,253	6,572
Vendor rebates	3,942	2,435
Other	10,303	11,159

	650,853	860,616
Allowance	(15,477)	(16,954)

Total	$635,376	843,662

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31
	2008	2007
	(In thousands)

Current deferred tax asset	$21,733	23,251
Restricted cash	32,494	83,523
Prepaid vehicle licenses	39,254	40,400
Prepaid operating taxes	12,702	15,473
Prepaid real estate rent	10,577	8,694
Prepaid software maintenance costs	2,780	3,610
Prepaid benefits	3,512	2,593
Prepaid insurance	5,762	6,754
Prepaid sales commissions	4,774	4,900
Other	13,603	13,933

Total	$147,191	203,131

7.	REVENUE EARNING EQUIPMENT

	Estimated	December 31, 2008			December 31, 2007
	Useful		Accumulated	Net Book		Accumulated	Net Book
	Lives	Cost	Depreciation	Value(1)	Cost	Depreciation	Value(1)
	(In years)	(In thousands)

Full service lease	3 — 12	$5,568,162	(1,957,535)	3,610,627	5,705,147	(2,047,951)	3,657,196
Commercial rental	4.5 — 10	1,746,716	(792,119)	954,597	1,520,815	(676,614)	844,201

Total		$7,314,878	(2,749,654)	4,565,224	7,225,962	(2,724,565)	4,501,397

(1)	Revenue earning equipment, net includes vehicles under capital leases of $20 million, less accumulated amortization of $5 million at December 31, 2008, and $19 million, less accumulated amortization of $6 million at December 31, 2007. Amortization expense attributed to vehicles under capital leases is combined with depreciation expense.

Revenue earning equipment captioned as “full service lease” and “commercial rental” is differentiated exclusively by the service line in which the equipment is employed. Two core service offerings of our FMS business segment are full service leasing and short-term commercial rental. Under a full service lease, we provide customers with vehicles, maintenance, supplies (including fuel), ancillary services and related equipment necessary for operation, while our customers exercise control of the related vehicles over the lease term (generally three to seven years for trucks and tractors and up to ten years for trailers). We also provide short-term rentals, which tend to be seasonal, to customers to supplement their fleets during peak business periods.

At the end of 2008 and 2007, we completed our annual review of residual values and useful lives of revenue earning equipment. The adjustment to the 2009 and 2008 depreciation policy is not significant. At the end of 2006, we completed our annual depreciation review. Based on the results of our analysis in 2006, we adjusted the residual values of certain classes of our revenue earning equipment effective January 1, 2007. The residual value change on January 1, 2007 increased pre-tax earnings in 2007 by approximately $11 million compared with 2006.

At December 31, 2008 and 2007, the net carrying value of revenue earning equipment held for sale was $89 million and $81 million, respectively. Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. During 2008, 2007 and 2006, we reduced the carrying value of vehicles held for sale by $29 million, $42 million, and $24 million, respectively. Reductions in the carrying

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

values of vehicles held for sale are recorded within “Depreciation expense” in the Consolidated Statements of Earnings.

8.	OPERATING PROPERTY AND EQUIPMENT

	Estimated	December 31
	Useful Lives	2008	2007
	(In years)	(In thousands)

Land	—	$147,245	124,537
Buildings and improvements	10 — 40	622,894	619,022
Machinery and equipment	3 — 10	499,444	491,632
Other	3 — 10	119,660	95,116

		1,389,243	1,330,307
Accumulated depreciation		(842,427)	(811,579)

Total		$546,816	518,728

9.	GOODWILL

The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	Fleet	Supply	Dedicated
	Management	Chain	Contract
	Solutions	Solutions	Carriage	Total
	(In thousands)

Balance at December 31, 2006	$128,441	25,903	4,900	159,244
Acquisition(1)	6,946	—	—	6,946
Foreign currency translation adjustment	163	217	—	380

Balance at December 31, 2007	135,550	26,120	4,900	166,570
Acquisitions(1)	60,034	2,656	—	62,690
Goodwill impairment	(10,322)	(10,938)	—	(21,260)
Foreign currency translation adjustment	(5,758)	(3,989)	—	(9,747)

Balance at December 31, 2008	$179,504	13,849	4,900	198,253

(1)	See Note 3, “Acquisitions,” for additional information on acquisitions and purchase price adjustments.

On April 1st of each year we completed our annual goodwill impairment test and determined there was no impairment. However, based on market conditions in the fourth quarter of 2008 and our decision to exit certain contracts in SCS Europe we performed an interim impairment test as of December 31, 2008. We determined that goodwill associated with our U.K. reporting units was impaired and we recorded an impairment charge of $21 million for all goodwill in the U.K. as of December 31, 2008. The impairment charge was recorded within “Restructuring and other charges, net” in our Consolidated Statements of Earnings.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.	INTANGIBLE ASSETS

	December 31
	2008	2007
	(In thousands)

Indefinite lived intangible assets — Trade name	$9,084	8,686
Finite lived intangible assets:
Customer relationship and other intangibles(1)	33,470	13,773
Accumulated amortization	(5,027)	(3,150)

	28,443	10,623
Foreign currency translation adjustment	(822)	(78)

Total	$36,705	19,231

(1)	Customer relationship intangibles are being amortized on a straight-line basis over their estimated useful lives, generally 10-15 years.

The Ryder trade name has been identified as having an indefinite useful life. We recorded amortization expense associated with finite lived intangible assets of approximately $2 million in 2008 and $1 million in 2007 and 2006. Based on the current amount of finite lived intangible assets, we estimate amortization expense to be approximately $2.5 million for each of the next five years.

11.	DIRECT FINANCING LEASES AND OTHER ASSETS

	December 31
	2008	2007
	(In thousands)

Direct financing leases, net	$285,506	306,377
Investments held in Rabbi Trusts	16,950	25,276
Insurance receivables	10,401	13,837
Debt issuance costs	11,731	10,467
Prepaid pension asset	5,270	41,066
Contract incentives	28,281	18,325
Swap agreement	18,391	—
Other	14,784	11,313

Total	$391,314	426,661

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.	ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31, 2008			December 31, 2007
	Accrued	Non-Current		Accrued	Non-Current
	Expenses	Liabilities	Total	Expenses	Liabilities	Total
	(In thousands)

Salaries and wages	$69,697	—	69,697	73,758	—	73,758
Deferred compensation	1,453	18,050	19,503	1,915	24,587	26,502
Pension benefits	2,501	504,714	507,215	2,318	39,843	42,161
Other postretirement benefits	3,350	43,027	46,377	3,209	41,083	44,292
Employee benefits	5,185	—	5,185	1,740	—	1,740
Insurance obligations(1)	109,167	164,372	273,539	119,280	178,889	298,169
Residual value guarantees	651	1,738	2,389	757	1,668	2,425
Vehicle rent	16,680	7,167	23,847	7,878	6,351	14,229
Deferred vehicle gains	808	3,120	3,928	871	5,712	6,583
Environmental liabilities	3,848	11,623	15,471	3,858	11,318	15,176
Asset retirement obligations	4,544	11,146	15,690	4,238	10,743	14,981
Operating taxes	73,280	—	73,280	78,909	—	78,909
Income taxes	4,183	52,700	56,883	10,381	72,062	82,443
Restructuring	29,857	166	30,023	7,491	1,152	8,643
Interest	34,547	—	34,547	22,275	—	22,275
Customer deposits	27,017	—	27,017	30,017	—	30,017
Derivatives	607	—	607	150	—	150
Other	44,445	19,457	63,902	43,810	16,499	60,309

Total	$431,820	837,280	1,269,100	412,855	409,907	822,762

(1)	Insurance obligations are comprised primarily of self-insurance accruals.

We retain a portion of the accident risk under vehicle liability and workers’ compensation insurance programs. Self-insurance accruals are based primarily on actuarially estimated, undiscounted cost of claims, and include claims incurred but not reported. Such liabilities are based on estimates. Historical loss development factors are utilized to project the future development of incurred losses, and these amounts are adjusted based upon actual claim experience and settlements. While we believe the amounts are adequate, there can be no assurance that changes to our estimates may not occur due to limitations inherent in the estimation process. In recent years, our development has been favorable compared with historical selected loss development factors because of improved safety performance, payment patterns and settlement patterns. During 2008, 2007 and 2006 we recorded a benefit of $23 million, $24 million, and $12 million, respectively, within “Operating expense” in our Consolidated Statements of Earnings, to reduce estimated prior years’ self-insured loss reserves for the reasons noted above.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.	INCOME TAXES

The components of earnings before income taxes and the provision for income taxes were as follows:

	Years ended December 31
	2008	2007	2006
	(In thousands)

Earnings (loss) before income taxes:
United States	$350,708	356,152	341,158
Foreign	(786)	49,312	51,815

Total	$349,922	405,464	392,973

Current tax expense:
Federal(1)	$1,105	58,225	45,423
State(1)	4,451	9,348	13,996
Foreign	16,239	19,634	8,360

	21,795	87,207	67,779

Deferred tax expense (benefit):
Federal	114,778	64,412	74,730
State	11,776	10,424	(2,745)
Foreign	1,692	(10,440)	4,250

	128,246	64,396	76,235

Provision for income taxes	$150,041	151,603	144,014

(1)	Excludes federal and state tax benefits resulting from the exercise of stock options and vesting of restricted stock awards, which were credited directly to “Additional paid-in capital” and excludes federal and state tax benefits resulting from the expiration of a cross-currency swap in 2007, which was credited directly to “Accumulated other comprehensive loss.”

A reconciliation of the federal statutory tax rate with the effective tax rate follows:

	Years ended December 31
	2008	2007	2006
	(Percentage of pre-tax earnings)

Federal statutory tax rate	35.0	35.0	35.0
Impact on deferred taxes for changes in tax rates	(0.7)	(1.4)	(1.6)
State income taxes, net of federal income tax benefit	4.7	3.7	2.5
Tax reviews and audits	(3.1)	(0.8)	(0.4)
Restructuring and other charges, net	5.1	—	—
Miscellaneous items, net	1.9	0.9	1.1

Effective tax rate	42.9	37.4	36.6

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Tax Law Changes

The effects of changes in tax laws on deferred tax balances are recognized in the period the new legislation is enacted. The following provides a summary of the impact of changes in tax laws on net earnings and net earnings per diluted common share by tax jurisdiction:

			Diluted Earnings Per
Tax Jurisdiction	Enactment Date	Net Earnings	Share

2008
State of Massachusetts	July 2, 2008	$1,759	$0.03

2007
Canada	December 14, 2007	$3,837	$0.06
State of Maryland	November 19, 2007	$(504)	$(0.01)
United Kingdom	July 19, 2007	$810	$0.01
State of New York	April 1, 2007	$970	$0.02

2006
Canada	June 22, 2006	$3,877	$0.06
State of Texas	May 18, 2006	$2,919	$0.05

Deferred Income Taxes

The components of the net deferred income tax liability were as follows:

	December 31
	2008	2007
	(In thousands)

Deferred income tax assets:
Self-insurance accruals	$50,999	54,824
Net operating loss carryforwards	62,356	42,786
Alternative minimum taxes	12,493	7,268
Accrued compensation and benefits	36,367	40,350
Federal benefit on state tax positions	16,203	18,034
Pension benefits	186,507	8,529
Miscellaneous other accruals	33,644	34,776

	398,569	206,567
Valuation allowance	(27,654)	(14,507)

	370,915	192,060

Deferred income tax liabilities:
Property and equipment bases difference	(1,254,567)	(1,137,098)
Other items	(11,980)	(16,072)

	(1,266,547)	(1,153,170)

Net deferred income tax liability(1)	$(895,632)	(961,110)

(1)	Deferred tax assets of $22 million and $23 million have been included in “Prepaid expenses and other current assets” at December 31, 2008 and 2007, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We do not provide for U.S. deferred income taxes on temporary differences related to our foreign investments that are considered permanent in duration. These temporary differences consist primarily of undistributed foreign earnings of $408 million at December 31, 2008. A full foreign tax provision has been made on these undistributed foreign earnings. Determination of the amount of deferred taxes on these temporary differences is not practicable due to foreign tax credits and exclusions.

At December 31, 2008, various U.S. subsidiaries have state net operating loss carryforwards of $34 million expiring through tax year 2029. We also have foreign net operating losses of $28 million that are available to reduce future income tax payments in several countries, subject to varying expiration rules. We had unused alternative minimum tax credits, for tax purposes, of $12 million at December 31, 2008 available to reduce future income tax liabilities. The alternative minimum tax credits may be carried forward indefinitely. A valuation allowance has been established to reduce deferred income tax assets, principally foreign tax loss carryforwards to amounts more likely than not to be realized.

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

State — for the majority of states, we are no longer subject to tax examinations by tax authorities for tax years before 2004.

Foreign — we are no longer subject to foreign tax examinations by tax authorities for tax years before 2001 in Canada and Brazil, and 2003 and 2007 in Mexico and the U.K., respectively, which are our major foreign tax jurisdictions. In Brazil, we were assessed $14 million, including penalties and interest, related to the tax due on the sale of our outbound auto carriage business in 2001. We believe it is more likely than not that our tax position will ultimately be sustained and no amounts have been reserved for this matter.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the activity related to unrecognized tax benefits (excluding the federal benefit received from state positions):

	Years ended December 31
	2008	2007
	(In thousands)

Balance at January 1	$65,306	65,415
Additions based on tax positions related to the current year	6,840	5,571
Additions for tax positions of prior years	—	772
Reductions for tax positions of prior years	(11,296)	(4,637)
Settlements	(1,664)	—
Reductions due to lapse of applicable statute of limitations	(7,445)	(1,815)

Gross balance at December 31	51,741	65,306
Interest and penalties	3,996	9,792

Balance at December 31	$55,737	75,098

Of the total unrecognized tax benefits, $38 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The total amount of accrued interest and penalties, net of the federal benefit on state issues, resulting from such unrecognized tax benefits was $4 million and $7 million at December 31, 2008 and 2007, respectively. For the years ended December 31, 2008 and 2007, we recognized an income tax benefit related to interest and penalties of $2 million and $0.1 million, respectively, within “Provision for income taxes” in our Consolidated Statements of Earnings. Unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $1 million by December 31, 2009, if audits are completed or tax years close during 2009.

Like-Kind Exchange Program

We have a like-kind exchange program for certain of our revenue earning equipment operating in the U.S. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form whereby tax gains on disposal of eligible vehicles are deferred. To qualify for like-kind exchange treatment, we exchange, through a qualified intermediary, eligible vehicles being disposed of with vehicles being acquired allowing us to generally carryover the tax basis of the vehicles sold (“like-kind exchanges”). The program is expected to result in a material deferral of federal and state income taxes. As part of the program, the proceeds from the sale of eligible vehicles are restricted for the acquisition of replacement vehicles and other specified applications. Due to the structure utilized to facilitate the like-kind exchanges, the qualified intermediary that holds the proceeds from the sales of eligible vehicles and the entity that holds the vehicles to be acquired under the program are required to be consolidated in the accompanying consolidated financial statements in accordance with U.S. GAAP. At December 31, 2008 and 2007, these consolidated entities had total assets of $70 million and $122 million, respectively.

14.	LEASES

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

	December 31
	2008	2007
	(In thousands)

Total minimum lease payments receivable	$602,577	641,247
Less: Executory costs	(204,601)	(218,032)

Minimum lease payments receivable	397,976	423,215
Less: Allowance for uncollectibles	(4,724)	(1,327)

Net minimum lease payments receivable	393,252	421,888
Unguaranteed residuals	58,989	62,928
Less: Unearned income	(97,215)	(109,093)

Net investment in direct financing and sales-type leases	355,026	375,723
Current portion	(69,520)	(69,346)

Non-current portion	$285,506	306,377

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

We periodically enter into sale and leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors (e.g., regional banks, pension plans, insurance companies, etc.) and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions that are not deemed to be VIEs. In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are used primarily to repay debt. Sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense. During 2007, we completed a sale-leaseback transaction of revenue earning equipment with a third-party not deemed to be a VIE and this transaction qualified for off-balance sheet operating lease treatment. Proceeds from the sale-leaseback transaction totaled $150 million. This lease contains limited guarantees by us of the residual values of the leased vehicles (residual value guarantees) that are conditioned upon disposal of the leased vehicles prior to the end of their lease term. We did not enter into any sale-leaseback transactions during 2008 and 2006.

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

During 2008, 2007 and 2006, rent expense (including rent of facilities classified within “Operating expense,” in our Consolidated Statements of Earnings but excluding contingent rentals) was $184 million, $183 million, and $167 million, respectively. During 2008, 2007 and 2006 contingent rental expense (income)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

comprised of residual value guarantees, payments based on miles run and adjustments to rental payments for changes in interest rates on all other leased vehicles were $(1) million, $2 million and $2 million, respectively.

Lease Payments

Future minimum payments for leases in effect at December 31, 2008 were as follows:

	As Lessor(1)		As Lessee
		Direct
	Operating	Financing	Operating
	Leases	Leases	Leases
	(In thousands)

2009	$1,289,704	140,776	112,734
2010	1,053,836	118,528	93,429
2011	808,880	98,030	93,819
2012	539,832	79,960	43,162
2013	295,435	59,927	28,939
Thereafter	209,461	105,356	68,090

Total	$4,197,148	602,577	440,173

(1)	Amounts do not include contingent rentals, which may be received under certain leases on the basis of miles of use or changes in the Consumer Price Index. Contingent rentals from operating leases included in revenue during 2008, 2007 and 2006 were $358 million, $341 million and $310 million, respectively. Contingent rentals from direct financing leases included in revenue during 2008, 2007 and 2006 were $30 million, $31 million and $30 million, respectively.

The amounts in the previous table related to the lease of revenue earning equipment are based upon the general assumption that revenue earning equipment will remain on lease for the length of time specified by the respective lease agreements. The future minimum payments presented above related to the lease of revenue earning equipment are not a projection of future lease revenue or expense; no effect has been given to renewals, new business, cancellations, contingent rentals or future rate changes. Total future sublease rentals from revenue earning equipment under operating leases as lessee of $177 million are included within the future minimum rental payments for operating leases as lessor.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.	DEBT

	Weighted-Average
	Interest Rate
	December 31			December 31
	2008	2007	Maturities	2008	2007
				(In thousands)

Short-term debt and current portion of long-term debt:
Unsecured foreign obligations	9.03%	6.21%	2009	$14,635	29,373
Trade receivables program	2.77%	5.93%	2009	190,000	100,000
Current portion of long-term debt, including capital leases				179,627	93,325

Total short-term debt and current portion of long-term debt				384,262	222,698

Long-term debt:
U.S. commercial paper(1),(2)	3.63%	5.52%	2010	34,804	522,772
Canadian commercial paper(1),(2)	2.80%	4.99%	2010	8,283	45,713
Unsecured U.S. notes — Medium-term notes(1)	5.73%	5.39%	2009-2025	2,306,751	1,846,500
Unsecured U.S. obligations, principally bank term loans	3.40%	5.51%	2010-2013	157,150	60,050
Unsecured foreign obligations	5.07%	5.60%	2010-2012	120,944	158,879
Capital lease obligations	9.31%	7.93%	2009-2017	11,841	12,842

Total before fair market value adjustment				2,639,773	2,646,756
Fair market value adjustment on notes subject to hedging(3)				18,391	—

				2,658,164	2,646,756
Current portion of long-term debt, including capital leases				(179,627)	(93,325)

Long-term debt				2,478,537	2,553,431

Total debt				$2,862,799	2,776,129

(1)	We had unamortized original issue discounts of $12 million and $15 million at December 31, 2008 and 2007, respectively.

(2)	See “Debt Facilities” discussion for long-term classification.

(3)	The notional amount of executed interest rate swaps designated as fair value hedges was $250 million at December 31, 2008.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities of debt were as follows:

	Capital Leases	Debt
	(In thousands)

2009	$3,430	381,752
2010	2,366	363,704
2011	1,956	463,996
2012	1,882	252,172
2013	1,694	367,985
Thereafter	3,765	1,021,349

Total	15,093	2,850,958

Imputed interest	(3,252)

Present value of minimum capitalized lease payments	11,841
Current portion	(2,510)

Long-term capitalized lease obligation	$9,331

Debt Facilities

We can borrow up to $870 million through a global revolving credit facility with a syndicate of thirteen lenders. The credit facility matures in May 2010 and is used primarily to finance working capital and provide support for the issuance of commercial paper in the U.S. and Canada. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at December 31, 2008). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 11 basis points, which applies to the total facility of $870 million, and is based on Ryder’s current credit ratings. The credit facility contains no provisions restricting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated tangible net worth, as defined in the agreement, of less than or equal to 300%. The ratio at December 31, 2008 was 181%. At December 31, 2008, $825 million was available under the credit facility. Foreign borrowings of $8 million were outstanding under the facility at December 31, 2008.

Commercial paper borrowings are supported by the long-term revolving credit facility, therefore we have classified the commercial paper as long-term debt.

In September 2008, we renewed our trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to Ryder Receivable Funding II, L.L.C. (RRF LLC), a bankruptcy remote, consolidated subsidiary of Ryder, that in turn may sell, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in our unsecured debt ratings and changes in interest rates. The available proceeds that may be received under the program are limited to $250 million. If no event occurs which causes early termination, the 364-day program will expire on September 8, 2009. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the securitized receivables. At December 31, 2008 and 2007, $190 million and $100 million, respectively, was outstanding under the program and was included within “Short-term debt and current portion of long-term debt” on our Consolidated Balance Sheets. As of December 31, 2008 and 2007, collateralized receivables under the program were $210 million and $117 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In August 2008, we issued $300 million of unsecured medium-term notes maturing in September 2015. If the notes are downgraded following, and as a result of, a change of control, the note holder can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest. Our other outstanding unsecured U.S. notes are not subject to change of control repurchase obligations. In February 2008, we issued $250 million of unsecured medium-term notes maturing in March 2013. The proceeds from the notes were used for general corporate purposes.

In February 2007, Ryder filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission. The registration is for an indeterminate number of securities and is effective for three years. Under this universal shelf registration statement, we have the capacity to offer and sell from time to time various types of securities, including common stock, preferred stock and debt securities, subject to market demand and ratings status.

Debt Retirements

In 1987, we issued at a discount $100 million principal amount of unsecured debentures due May 2017 at a stated interest rate of 9 7/8%, payable semi-annually. In 1986, we issued at a discount $100 million principal amount of unsecured debentures due May 2016, with a stated interest rate of 9.0%, payable semi-annually. During 2007, we retired the remaining $53 million principal amount of the 2017 debentures at a premium. Also during 2007, we made a sinking fund payment to retire the remaining $10 million principal amount of the 2016 debentures. During the fourth quarter of 2006, we retired $63 million of the outstanding principal of the 2016 debentures at a premium. We recognized pre-tax charges of $1 million in 2007 and $2 million in 2006 related to the premium paid on the early extinguishment and the write-off of related debt discount and issuance costs in connection with these retirements. These charges have been included within “Restructuring and other charges, net” on our Consolidated Statements of Earnings.

16.	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted SFAS No. 157 for all financial assets and liabilities and for all nonfinancial assets and liabilities recognized or disclosed at fair value in our consolidated financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value as exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Ryder carries various assets and liabilities at fair value in the Consolidated Balance Sheets. The most significant assets and liabilities are vehicles held for sale, which are carried at fair value less costs to sell, investments held in Rabbi Trusts, and derivatives. The initial adoption of SFAS No. 157 on January 1, 2008

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

was limited to our investments held in Rabbi Trusts and derivatives. On January 1, 2009, SFAS No. 157 was adopted for our vehicles held for sale as well as other nonfinancial assets and liabilities recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis.

The following table presents the fair value of our financial assets for which we have adopted SFAS No. 157 as of December 31, 2008, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value Measurements
	At December 31, 2008 Using
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets:
Investments held in Rabbi Trusts	$16,950	—	—	16,950
Derivative asset	—	18,391	—	18,391

Total assets at fair value	$16,950	18,391	—	35,341

Liabilities:
Derivative liability	$—	607	—	607

Total liabilities at fair value	$—	607	—	607

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

Derivative asset — the derivative is a pay-variable, receive-fixed interest rate swap based on the LIBOR rate. Fair value is based on a model-driven valuation using the LIBOR rate, which is observable at commonly quoted intervals for the full term of the swap. Therefore, our derivative asset is classified within Level 2 of the fair value hierarchy.

Derivative liability — consist of forward foreign currency exchange contracts to mitigate the risk of foreign currency movements on intercompany transactions. Fair value is based on a model-driven valuation using the observable forward foreign exchange rates, which are observable at commonly quoted intervals for the full term of the contracts. Therefore, our derivative liability is classified within Level 2 of the fair value hierarchy.

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

In February 2008, we entered into an interest rate swap with a notional amount of $250 million maturing in March 2013. The swap was designated as a fair value hedge whereby we receive fixed interest rate

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. At December 31, 2008, the interest rate swap agreement effectively changed $250 million of fixed-rate debt with an interest rate of 6.00% to LIBOR-based floating-rate debt at a rate of 5.25%. Changes in the fair value of the interest rate swap are offset by changes in the fair value of the debt instrument. Accordingly, there is no ineffectiveness related to the interest rate swap. As of December 31, 2008, the increase in the fair value of the interest rate swap was $18 million.

During 2004, we entered into an interest rate swap with a notional amount of $27 million. The swap was accounted for as a cash flow hedge whereby we received foreign variable interest payments in exchange for having made fixed interest payments. The 2004 swap agreement matured in April 2007. The critical terms of the interest rate swap and the hedged interest payments were the same. Accordingly, no ineffectiveness arose relating to the cash flow hedge. The fair value of the swap was recognized as an adjustment to “Accumulated other comprehensive loss.” Amounts reclassified to earnings from “Accumulated other comprehensive loss” were immaterial.

During 2002, we entered into interest rate swap agreements designated as fair value hedges whereby we received fixed interest rate payments in exchange for having made variable interest rate payments. The differential to be paid or received was accrued and recognized as interest expense. The swap agreements matured in September 2007 and October 2007. At December 31, 2006, the interest rate swap agreements effectively changed $35 million of fixed-rate debt instruments with a weighted-average fixed interest rate of 6.6% to LIBOR-based floating-rate debt at a weighted-average rate of 6.3%. Changes in the fair value of the interest rate swaps were offset by changes in the fair value of the debt instruments. Accordingly, there was no ineffectiveness related to these interest rate swaps. During 2007, the decrease in the fair value of interest rate swaps was insignificant. During 2006, the decrease in the fair value of interest rate swaps totaled approximately $1 million.

Currency Risk

From time to time, we use forward foreign currency exchange contracts and cross-currency swaps to manage our exposure to movements in foreign currency exchange rates.

During 2008 and 2007, we entered into forward foreign currency exchange contracts to mitigate the risk of foreign currency movements on intercompany transactions. At December 31, 2008 and 2007, the aggregate notional value of the outstanding contracts was $13 million and $7 million, respectively. These forward foreign currency exchange contracts are accounted for as cash flow hedges and mature in May 2009 and June 2009. The fair values of the forward foreign currency exchange contracts are recognized as an adjustment to “Accumulated other comprehensive loss.” Amounts reclassified to earnings from “Accumulated other comprehensive loss” were immaterial.

During 2002, we entered into a five-year $78 million cross-currency swap to hedge our net investment in a foreign subsidiary. The swap matured in November 2007. The hedge was effective in eliminating the risk of foreign currency movements on the investment and, as such, was accounted for under the net investment hedging rules. Losses associated with changes in the fair value of the cross-currency swap for the years ended December 31, 2007 and 2006 were $6 million and $10 million, respectively, and were reflected in the currency translation adjustment within “Accumulated other comprehensive loss.” As of December 31, 2008, the accumulated derivative net loss in “Accumulated other comprehensive loss” for the cross-currency swap was $17 million, net of tax of $9 million, and will be recognized in earnings upon sale or repatriation of our net investment in the foreign subsidiary. By rule, interest costs associated with the cross-currency swap were required to be reflected in “Accumulated other comprehensive loss” and totaled $4 million at December 31, 2008. These interests costs will be recognized in earnings upon sale or repatriation of our net investment in the foreign subsidiary.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2008 and 2007, the fair value and line item caption of derivative instruments recorded on the Consolidated Balance Sheets were as follows:

	December 31
	2008		2007
Derivatives designated as hedging		Fair		Fair
instruments under Statement 133:	Balance Sheet Location	Value	Balance Sheet Location	Value
	(In thousands)

Asset derivative:
Interest rate contract	Direct finance leases and other assets	$18,391	Direct finance leases and other assets	$—

		$18,391		$—

Liability derivatives:
Foreign exchange contracts	Accrued expenses	$607	Accrued expenses	$150

		$607		$150

Total fair value of debt at December 31, 2008 and 2007 was $2.55 billion and $2.76 billion, respectively. The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.

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

We cannot predict the maximum potential amount of future payments under certain of these agreements, including the indemnification agreements, due to the contingent nature of the potential obligations and the distinctive provisions that are involved in each individual agreement. Historically, no such payments made by us have had a material adverse effect on our business. We believe that if a loss were incurred in any of these matters, the loss would not result in a material adverse impact on our consolidated results of operations or financial position.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2008 and 2007, the maximum determinable exposure of each type of guarantee and the corresponding liability, if any, recorded on the Consolidated Balance Sheets were as follows:

	December 31, 2008		December 31, 2007
	Maximum	Carrying	Maximum	Carrying
	Exposure of	Amount of	Exposure of	Amount of
Guarantee	Guarantee	Liability	Guarantee	Liability
	(In thousands)

Vehicle residual value guarantees — finance lease programs(1)	$2,332	935	3,450	1,066
Used vehicle financing	4,162	472	5,679	1,340
Standby letters of credit	7,778	—	6,540	—

Total	$14,272	1,407	15,669	2,406

(1)	Amounts exclude contingent rentals associated with residual value guarantees on certain vehicles held under operating leases for which the guarantees are conditioned upon disposal of the leased vehicles prior to the end of their lease term. At December 31, 2008 and 2007, our maximum exposure for such guarantees was approximately $200 million and $218 million, respectively, with $2 million recorded as a liability in both years.

We have provided vehicle residual value guarantees to independent third parties for certain finance lease programs made available to customers. If the sales proceeds from the final disposition of the assets are less than the residual value guarantee, we are required to pay the difference to the independent third party. The individual customer finance leases expire periodically through 2017 but may be extended at the end of each lease term. At December 31, 2008 and 2007, our maximum exposure for such guarantees was approximately $2 million and $3 million, respectively, with $1 million recorded as a liability in 2008 and 2007.

We maintain agreements with independent third parties for the financing of used vehicle purchases by customers. Certain agreements require that we provide financial guarantees on defaulted customer contracts up to a maximum exposure amount. The individual used vehicle purchase contracts expire periodically through 2012. At December 31, 2008 and 2007, our maximum exposure for such guarantees was approximately $4 million and $6 million, respectively, with approximately $0.5 million and $1 million recorded as a liability at December 31, 2008 and 2007, respectively.

At December 31, 2008 and 2007, we had letters of credit and surety bonds outstanding, which primarily guarantee various insurance activities as noted in the following table:

	December 31
	2008	2007
	(In thousands)

Letters of credit	$199,643	211,885
Surety bonds	49,523	50,791

Certain of these letters of credit and surety bonds guarantee insurance activities associated with insurance claim liabilities transferred in conjunction with the sale of our automotive transport business, reported as discontinued operations in previous years. To date, the insurance claims, representing per-claim deductibles payable under third-party insurance policies, have been paid and continue to be paid by the company that assumed such liabilities. However, if all or a portion of the estimated outstanding assumed claims of approximately $8 million at December 31, 2008 are unable to be paid, the third-party insurers may have recourse against certain of the outstanding letters of credit provided by Ryder in order to satisfy the unpaid claim deductibles. In order to reduce our potential exposure to these claims, we have received an irrevocable letter of credit from the purchaser of the business referred to above totaling $8 million at December 31, 2008. Periodically, an actuarial valuation will be made in order to better estimate the amount of outstanding insurance claim liabilities. At December 31, 2007, the estimated outstanding assumed claims were $7 million for which we had received approximately $8 million in letters of credit.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19.	SHAREHOLDERS’ EQUITY

In December 2007, our Board of Directors authorized a $300 million discretionary share repurchase program over a period not to exceed two years. Additionally, our Board of Directors authorized a separate two-year anti-dilutive repurchase program. Under the anti-dilutive program, management is authorized to repurchase shares of common stock in an amount not to exceed the lesser of the number of shares issued to employees upon the exercise of stock options or through the employee stock purchase plan from the period beginning on September 1, 2007 to December 12, 2009, or 2 million shares. Share repurchases of common stock under both plans may be made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2007 programs, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the year ended December 31, 2008, we repurchased and retired 2,615,000 shares under the $300 million program at an aggregate cost of $170 million. For the year ended December 31, 2008, we repurchased and retired 1,363,436 shares under the anti-dilutive repurchase program at an aggregate cost of $86 million. Towards the end of the third quarter, we temporarily paused purchases under both programs given current market conditions. We will continue to monitor financial conditions and will resume repurchases when we believe it is prudent to do so.

In May 2007, our Board of Directors authorized a $200 million share repurchase program over a period not to exceed two years. This program was completed during the third quarter of 2007. We repurchased and retired approximately 3,713,783 shares under the May 2007 program at an aggregate cost of $200 million.

In May 2006, our Board of Directors authorized a two-year share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock option and stock purchase plans. The May 2006 program limited aggregate share repurchases to no more than 2 million shares of Ryder common stock. This program was completed during the first quarter of 2007. In 2007 and 2006, we repurchased and retired approximately 168,715 shares and 1,831,285 shares, respectively, under the May 2006 program at an aggregate cost of $9 million and $93 million, respectively.

In October 2005, our Board of Directors authorized a $175 million share repurchase program over a period not to exceed two years. This program was completed during the first quarter of 2006. In 2006, we repurchased and retired approximately 1,561,796 shares under the October 2005 program at an aggregate cost of $66 million.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

		Additional					Accumulated
	Currency	Minimum				Unrealized	Other
	Translation	Pension	Net Actuarial	Prior Service	Transition	Gain (Loss)	Comprehensive
	Adjustments	Liability(1)	Loss(1)	Credit(1)	Obligation(1)	on Derivatives	Loss
				(In thousands)

January 1, 2006	$17,952	(220,683)	—	—	—	(188)	(202,919)
Current period change	29,119	178,081	—	—	—	224	207,424
Adoption of SFAS No. 158	7,776	42,602	(216,470)	14,979	114	—	(150,999)

December 31, 2006	54,847	—	(216,470)	14,979	114	36	(146,494)
Amortization	—	—	13,280	(1,988)	(23)	—	11,269
Pension curtailment	—	—	10,510	—	—	—	10,510
Current period change(2)	62,051	—	31,839	—	—	(52)	93,838

December 31, 2007	116,898	—	(160,841)	12,991	91	(16)	(30,877)
Amortization	—	—	4,350	(1,765)	(21)	—	2,564
Pension curtailment	—	—	1,031	(2,318)	—	—	(1,287)
Current period change	(180,819)	—	(333,689)	—	—	(119)	(514,627)

December 31, 2008	$(63,921)	—	(489,149)	8,908	70	(135)	(544,227)

(1)	Amounts pertain to our pension and (or) postretirement benefit plans.

(2)	The 2007 currency translation adjustment amount includes a $9 million tax benefit from the settlement of our cross-currency swap.

21.	EARNINGS PER SHARE INFORMATION

A reconciliation of the number of shares used in computing basic and diluted EPS follows:

	Years ended December 31
	2008	2007	2006
		(In thousands)

Weighted-average shares outstanding — Basic	56,204	59,324	60,873
Effect of dilutive options and nonvested stock	586	521	705

Weighted-average shares outstanding — Diluted	56,790	59,845	61,578

Anti-dilutive equity awards and market-based restricted stock rights not included above	1,148	999	967

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22.	SHARE-BASED COMPENSATION PLANS

The following table provides information on share-based compensation expense and income tax benefits recognized in 2008, 2007 and 2006.

	Years ended December 31
	2008	2007	2006
		(In thousands)

Stock option and stock purchase plans	$10,617	9,717	10,147
Nonvested stock	6,459	7,037	3,496

Share-based compensation expense	17,076	16,754	13,643
Income tax benefit	(5,673)	(5,608)	(4,015)

Share-based compensation expense, net of tax	$11,403	11,146	9,628

Total unrecognized pre-tax compensation expense related to share-based compensation arrangements at December 31, 2008 was $26 million and is expected to be recognized over a weighted-average period of approximately 1.8 years. The total fair value of equity awards vested during the years ended December 31, 2008, 2007 and 2006 was $14 million, $15 million, and $14 million, respectively.

Share-Based Incentive Awards

Share-based incentive awards are provided to employees under the terms of six share-based compensation plans (collectively, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money stock options and nonvested stock (time-vested restricted stock rights, market-based restricted stock rights and restricted stock units). The amount of shares authorized to be issued under the Plans was 8.0 million at December 31, 2008. There were 5.0 million unused shares available to be granted under the Plans as of December 31, 2008.

A majority of share-based compensation expense is generated from stock options. Stock options are awards which allow employees to purchase shares of our stock at a fixed price. Stock option awards are granted at an exercise price equal to the market price of our stock at the time of grant. These awards, which generally vest one-third each year, are fully vested three years from the grant date and generally have contractual terms of seven years.

Restricted stock awards are nonvested stock rights that are granted to employees and entitle the holder to shares of common stock as the award vests. Participants are entitled to non-forfeitable dividend equivalents on such awarded shares, but the sale or transfer of these shares is restricted during the vesting period. Time-vested restricted stock rights typically vest in three years regardless of company performance. The fair value of the time-vested awards is determined and fixed on the grant date based on Ryder’s stock price on the date of grant. Market-based restricted stock awards include a market-based vesting provision. Under such provision, employees only receive the grant of stock if Ryder’s total shareholder return (TSR) as a percentage of the S&P 500 comparable period TSR is 100% or greater over an applicable three-year period. The fair value of the market-based awards is determined on the date of grant and is based on the likelihood of Ryder achieving the market-based condition. Expense on the market-based restricted stock awards is recognized regardless of whether the awards vest.

Employees granted market-based restricted stock rights also received market-based cash awards. The cash awards granted prior to 2008 are expected to approximate the amount of the tax liability relating to the vesting of the restricted stock awards. The cash awards will vest on the same date as the market-based restricted stock awards. The awards granted in 2008 will vest on the same date as the market-based restricted stock rights if Ryder’s TSR is equal to or better than the TSR of the S&P 500’s 33rd percentile over an applicable three-year period. In accordance with SFAS No. 123R, the cash awards are accounted for as liability awards as the cash

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

settlement amount is based upon the price of our common stock. As a result, the liability is adjusted to reflect fair value at the end of each reporting period. The fair value of the cash awards was estimated using a lattice-based option pricing valuation model that incorporates a Monte-Carlo simulation. The liability related to the cash awards was $4 million and $1 million at December 31, 2008 and 2007, respectively. In addition to the share-based compensation expense noted in the previous table, we recognized compensation expense of $3 million, $0.1 million and $0.7 million during the years ended December 31, 2008, 2007 and 2006, respectively, related to cash awards.

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

Option Awards

A summary of option activity under our stock option plans as of December 31, 2008, and changes during the year ended December 31, 2008 is presented in the table below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)

Options outstanding at January 1	3,114	$42.03
Granted	655	58.85
Exercised	(1,217)	39.48
Forfeited or expired	(134)	51.52

Options outstanding at December 31	2,418	$47.34	4.5	$3,930

Vested and expected to vest at December 31	2,377	$47.19	4.0	$3,930

Exercisable at December 31	1,012	$38.82	3.2	$3,930

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information about options in various price ranges at December 31, 2008 follows:

		Options Outstanding		Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average Exercise		Average Exercise
Price Ranges	Shares	Contractual Term	Price	Shares	Price
	(In thousands)	(In years)		(In thousands)

Less than $35.00	192	1.8	$19.26	192	$19.26
35.00-40.00	215	2.5	37.00	215	37.00
40.00-45.00	737	3.8	43.44	472	43.84
45.00 and over	1,274	5.6	55.59	133	52.26

Total	2,418	4.5	$47.34	1,012	$38.82

Stock Awards

A summary of the status of Ryder’s nonvested stock awards as of December 31, 2008 and changes during the year ended December 31, 2008 is presented in the table below:

	Time-Vested		Market-Based Vested
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
	(In thousands)		(In thousands)

Nonvested stock outstanding at January 1	172	$45.96	169	$28.14
Granted	146	59.23	121	49.32
Vested	(40)	39.46	—	—
Forfeited	(2)	58.33	(24)	32.23

Nonvested stock outstanding at December 31	276	$53.84	266	$36.55

Stock Purchase Plan

Ryder maintains an Employee Stock Purchase Plan (ESPP), which enables eligible participants in the U.S. and Canada to purchase full or fractional shares of Ryder common stock through payroll deductions of up to 15% of eligible compensation. The ESPP provides for quarterly offering periods during which shares may be purchased at 85% of the fair market value on either the first or the last trading day of the quarter, whichever is less. Stock purchased under the ESPP must generally be held for 90 days. The amount of shares authorized to be issued under the existing ESPP was 3.2 million at December 31, 2008. There were 0.6 million unused shares available to be granted under the ESPP at December 31, 2008.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the status of Ryder’s stock purchase plan:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)		(In years)	(In thousands)

Outstanding at January 1	—	$—
Granted	162	43.31
Exercised	(162)	43.31
Forfeited or expired	—	—

Outstanding at December 31	—	$—	—	$—

Exercisable at December 31	—	$—	—	$—

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

The following table presents the weighted-average assumptions used for options granted:

	Years ended December 31
	2008	2007	2006

Option plans:
Expected dividends	1.6%	1.6%	1.7%
Expected volatility	31.9%	26.9%	27.2%
Risk-free rate	2.4%	4.8%	4.6%
Expected term	3.7 years	3.9 years	4.1 years
Grant-date fair value	$14.00	$12.82	$10.76
Purchase plan:
Expected dividends	1.6%	1.6%	1.4%
Expected volatility	45.7%	25.0%	29.4%
Risk-free rate	1.9%	4.7%	4.7%
Expected term	0.25 years	0.25 years	0.25 years
Grant-date fair value	$14.00	$10.40	$10.49

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Exercise of Employee Stock Options and Purchase Plans

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $29 million, $17 million, and $41 million, respectively. The total cash received from employees as a result of exercises under all share-based employee compensation arrangements for the years ended December 31, 2008, 2007 and 2006 was $55 million, $42 million, and $62 million, respectively. In connection with these exercises, the tax benefits realized from share-based employee compensation arrangements were $8 million, $5 million, and $14 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Ryder has a non-qualified supplemental pension plan covering certain U.S. employees, which provides for incremental pension payments from Ryder’s funds so that total pension payments equal the amounts that would have been payable from Ryder’s principal pension plans if it were not for limitations imposed by income tax regulations. The accrued pension liability related to this plan was $37 million and $33 million at December 31, 2008 and 2007, respectively.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pension Expense

Pension expense was as follows:

	Years ended December 31
	2008	2007	2006
	(In thousands)

Company-administered plans:
Service cost	$26,601	40,099	42,675
Interest cost	92,468	86,614	82,536
Expected return on plan assets	(120,627)	(118,529)	(99,520)
Curtailment gain	(3,607)	—	—
Amortization of:
Transition obligation	(29)	(32)	(30)
Net actuarial loss	5,947	19,400	33,579
Prior service (credit) cost	(2,524)	(2,898)	6,319

	(1,771)	24,654	65,559
Union-administered plans	4,886	4,843	4,879

Net pension expense(1)	$3,115	29,497	70,438

Company-administered plans:
U.S.	$(5,568)	11,182	46,276
Foreign	3,797	13,472	19,283

	(1,771)	24,654	65,559
Union-administered plans	4,886	4,843	4,879

	$3,115	29,497	70,438

(1)	See Note 25, “Other Items Impacting Comparability,” for a discussion on the pension accounting charge and pension remeasurement benefit included within net pension expense.

The following table sets forth the weighted-average actuarial assumptions used for Ryder’s pension plans in determining annual pension expense:

	U.S. Plans			Foreign Plans
	Years ended December 31			Years ended December 31
	2008	2007	2006	2008	2007	2006

Discount rate	6.35%	6.00%	5.73%	5.66%	4.84%	5.00%
Rate of increase in compensation levels	4.00%	4.00%	4.00%	4.13%	3.33%	3.62%
Expected long-term rate of return on plan assets	8.40%	8.50%	8.50%	7.50%	7.50%	7.50%
Transition amortization in years	—	—	—	4	5	6
Gain and loss amortization in years	28	8	8	11	8	8

The return on plan assets assumption reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plans. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns in the plan assets.

Pension Curtailments

In July 2008, our Board of Directors approved an amendment to freeze the defined benefit portion of our Canadian retirement plan effective January 1, 2010 for current participants who do not meet certain

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

grandfathering criteria. As a result, these employees will cease accruing further benefits under the defined benefit plan after January 1, 2010 and will begin receiving an enhanced benefit under the defined contribution portion of the plan. All retirement benefits earned as of January 1, 2010 will be fully preserved and will be paid in accordance with the plan and legal requirements. Employees hired after January 1, 2009 will not be eligible to participate in the Canadian defined benefit plan. The freeze of the Canadian defined benefit plan created a curtailment gain of $4 million (pre-tax). The curtailment and remeasurement of the Canadian defined benefit plan reduced our pension benefit obligation by $2 million, pension items recognized within accumulated other comprehensive loss by $1 million, net of tax, and deferred income taxes by $1 million.

In January 2007, our Board of Directors approved an amendment to freeze U.S. pension plans effective December 31, 2007 for current participants who do not meet certain grandfathering criteria. As a result, these employees ceased accruing further benefits under the pension plans after December 31, 2007 and began participating in an enhanced 401(k) plan. Those participants that meet the grandfathering criteria will be given the option to either continue to earn benefits in the U.S. pension plans or transition into the enhanced 401(k) plan. All retirement benefits earned as of December 31, 2007 will be fully preserved and will be paid in accordance with the plan and legal requirements. Employees hired after January 1, 2007 are not eligible to participate in the U.S. pension plans. The freeze of the U.S. pension plans did not create a curtailment gain or loss; however, in conjunction with the finalization of our pension actuarial valuation, we recognized a reduction in the pension benefit obligation of $16 million and a reduction in the net actuarial loss recognized within accumulated other comprehensive loss of approximately $11 million, net of tax, during 2007.

Obligations and Funded Status

The following table sets forth the benefit obligations, assets and funded status associated with Ryder’s pension and supplemental pension plans:

	December 31
	2008	2007
	(In thousands)

Change in benefit obligations:
Benefit obligations at January 1	$1,522,482	1,531,577
Service cost	26,601	40,099
Interest cost	92,468	86,614
Actuarial gain	(24,446)	(79,797)
Benefits paid	(58,653)	(52,482)
Curtailment	(1,033)	(16,481)
Foreign currency exchange rate changes	(79,934)	12,952

Benefit obligations at December 31	1,477,485	1,522,482

Change in plan assets:
Fair value of plan assets at January 1	1,521,387	1,417,306
Actual return on plan assets	(428,573)	83,646
Employer contribution	20,694	59,757
Participants’ contributions	1,827	2,175
Benefits paid	(58,653)	(52,482)
Foreign currency exchange rate changes	(81,142)	10,985

Fair value of plan assets at December 31	975,540	1,521,387

Funded status	$(501,945)	(1,095)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amounts recognized in the consolidated balance sheets consisted of:

	December 31
	2008	2007
	(In thousands)

Noncurrent asset	$5,270	41,066
Current liability	(2,501)	(2,318)
Noncurrent liability	(504,714)	(39,843)

Net amount recognized	$(501,945)	(1,095)

Amounts recognized in accumulated other comprehensive loss (pre-tax) consisted of:

	December 31
	2008	2007
	(In thousands)

Transition obligation	$(101)	(130)
Prior service credit	(15,364)	(17,888)
Net actuarial loss	753,784	237,921

Net amount recognized	$738,319	219,903

In 2009, we expect to recognize approximately $2 million of the prior service credit and $25 million of the net actuarial loss as a component of pension expense.

The following table sets forth the weighted-average actuarial assumptions used for Ryder’s pension plans in determining funded status:

	U.S. Plans		Foreign Plans
	December 31		December 31
	2008	2007	2008	2007

Discount rate	6.25%	6.35%	6.77%	5.64%
Rate of increase in compensation levels	4.00%	4.00%	4.04%	4.13%

At December 31, 2008 and 2007, our pension obligations (accumulated benefit obligations (ABO) and projected benefit obligations (PBO)) greater than the fair value of our plan assets for our U.S. and foreign plans were as follows:

	U.S. Plans		Foreign Plans		Total
	December 31		December 31		December 31
	2008	2007	2008	2007	2008	2007
	(In thousands)

Accumulated benefit obligations	$1,215,254	1,133,820	218,467	335,730	1,433,721	1,469,550

Plans with ABO in excess of plan assets:
PBO	$1,249,751	33,294	5,157	59,132	1,254,908	92,426
ABO	$1,215,254	31,312	4,436	56,442	1,219,690	87,754
Fair value of plan assets	$747,694	—	—	50,268	747,694	50,268

Plans with PBO in excess of plan assets:
PBO	$1,249,751	33,294	5,157	59,132	1,254,908	92,426
ABO	$1,215,254	31,312	4,436	56,442	1,219,690	87,754
Fair value of plan assets	$747,694	—	—	50,268	747,694	50,268

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Plan Assets

The percentage of fair value of total assets by asset category and target allocations were as follows:

	U.S. Plans				Foreign Plans
	Actual				Actual
	December 31		Target		December 31		Target
	2008	2007	2008	2007	2008	2007	2008	2007

Asset category:
Equity securities	65%	74%	64%	70%	74%	77%	74%	77%
Debt securities	32%	22%	31%	26%	25%	23%	25%	23%
Other	3%	4%	5%	4%	1%	0%	1%	0%

	100%	100%	100%	100%	100%	100%	100%	100%

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

The following table details pension benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter:

(In thousands)

2009	$67,199
2010	71,092
2011	74,956
2012	79,443
2013	84,694
2014-2018	498,321

For 2009, pension contributions to Ryder’s U.S. pension plans and foreign pension plans are estimated to be $82 million and $18 million, respectively.

Savings Plans

Effective January 1, 2008, employees who did not meet the grandfathering criteria for continued participation in U.S. pension plans were eligible to participate in a new enhanced 401(k) Savings Plan (Enhanced 401(k) Savings Plan). The Enhanced 401(k) Savings Plan provides for (i) a company contribution even if employees do not make contributions, (ii) a company match of employee contributions of eligible pay, subject to IRS limits and (iii) a discretionary company match based on our performance. Our original 401(k) Savings Plan only provided for a discretionary Ryder match based on Ryder’s performance. We did not change the savings plans available to non-pensionable employees. Savings plan costs totaled $29 million in 2008, $9 million in 2007, and $11 million in 2006.

Deferred Compensation and Long-Term Compensation Plans

We have deferred compensation plans that permit eligible U.S. employees, officers and directors to defer a portion of their compensation. The deferred compensation liability, including Ryder matching amounts and accumulated earnings, totaled $20 million and $27 million at December 31, 2008 and 2007, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We also had long-term incentive compensation plans under which the Compensation Committee of the Board of Directors was authorized to reward key executives with additional compensation contingent upon attainment of critical business objectives. Long-term awards were made from 2002 to 2005. In 2006, the Compensation Committee decided to allocate more of our executive officer’s long-term compensation from cash to equity. As a result, the Compensation Committee ceased granting long-term cash awards. For plan years prior to 2005, performance was measured each year of the plan individually against an annual performance goal. Achievement of the performance target or failure to achieve the performance target in one year did not affect the target, performance goals or compensation for any other plan year. The amounts earned under the plan vest six and eighteen months subsequent to the end of the plan’s three-year cycle. For the 2005 plan year, performance was measured based on achieving certain levels of net operating revenue growth, earnings per common share growth and return on capital over an approximate three-year period, and not on an annual basis. If certain performance levels were achieved, the amounts earned under the plan vest six months subsequent to the end of the plan’s cycle. Compensation expense under the plans was recognized in earnings over the vesting period. Total compensation expense recognized under the plans was $0.5 million in 2008, $0.2 million in 2007 and $3 million in 2006. The accrued compensation liability related to these plans was $0.2 million and $3 million at December 31, 2008 and 2007, respectively.

Ryder has established grantor trusts (Rabbi Trusts) to provide funding for benefits payable under the supplemental pension plan, deferred compensation plans and long-term incentive compensation plans. The assets held in the trusts at December 31, 2008 and 2007 amounted to $19 million and $28 million, respectively. The Rabbi Trusts’ assets consist of short-term cash investments and a managed portfolio of equity securities, including Ryder’s common stock. These assets, except for the investment in Ryder’s common stock, are included in “Direct financing leases and other assets” because they are available to the general creditors of Ryder in the event of Ryder’s insolvency. The equity securities are classified as trading securities and stated at fair value. Both realized and unrealized gains and losses are included in “Miscellaneous expense (income), net.” The Rabbi Trusts’ investment of $2 million and $3 million in Ryder’s common stock, at December 31, 2008 and 2007 is reflected at historical cost and recorded against shareholders’ equity.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total periodic postretirement benefit expense was as follows:

	Years ended December 31
	2008	2007	2006
	(In thousands)

Service cost	$1,437	1,476	1,316
Interest cost	2,727	2,576	2,513
Amortization of:
Net actuarial loss	743	837	973
Prior service credit	(231)	(231)	(231)
Census data adjustment (See Note 25, “Other Items Impacting Comparability”)	—	—	1,942

Postretirement benefit expense	$4,676	4,658	6,513

U.S.	$3,776	3,731	5,990
Foreign	900	927	523

	$4,676	4,658	6,513

The following table sets forth the weighted-average discount rates used in determining annual periodic postretirement benefit expense:

	U.S. Plan			Foreign Plan
	Years ended December 31			Years ended December 31
	2008	2007	2006	2008	2007	2006

Discount rate	6.35%	6.00%	5.65%	5.25%	5.00%	5.00%

Ryder’s postretirement benefit plans are not funded. The following table sets forth the benefit obligations associated with Ryder’s postretirement benefit plans:

	December 31
	2008	2007
	(In thousands)

Benefit obligations at January 1	$44,292	44,860
Service cost	1,437	1,476
Interest cost	2,727	2,576
Actuarial loss (gain)	2,588	(1,385)
Benefits paid	(3,378)	(3,955)
Foreign currency exchange rate changes	(1,289)	720

Benefit obligations at December 31	$46,377	44,292

Amounts recognized in the consolidated balance sheets consisted of:

	December 31
	2008	2007
	(In thousands)

Current liability	$(3,350)	(3,209)
Noncurrent liability	(43,027)	(41,083)

Amount recognized	$(46,377)	(44,292)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amounts recognized in accumulated other comprehensive loss (pre-tax) consisted of:

	December 31
	2008	2007
	(In thousands)

Prior service credit	$(2,231)	(2,462)
Net actuarial loss	12,816	11,105

Net amount recognized	$10,585	8,643

In 2009, we expect to recognize approximately $0.2 million of the prior service credit and $0.9 million of the net actuarial loss as a component of total periodic postretirement benefit expense.

Our annual measurement date is December 31 for both U.S. and foreign postretirement benefit plans. Assumptions used in determining accrued postretirement benefit obligations were as follows:

	U.S. Plan		Foreign Plan
	December 31		December 31
	2008	2007	2008	2007

Discount rate	6.25%	6.35%	6.75%	5.25%
Rate of increase in compensation levels	4.00%	4.00%	3.50%	3.50%
Healthcare cost trend rate assumed for next year	8.50%	8.50%	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.60%	4.75%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2015	2015	2017	2017

Changing the assumed healthcare cost trend rates by 1% in each year would not have a material effect on the accumulated postretirement benefit obligation at December 31, 2008 or annual postretirement benefit expense for 2008.

The following table details other postretirement benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter:

(In thousands)

2009	$3,350
2010	3,434
2011	3,707
2012	3,790
2013	4,023
2014-2018	21,148

24.	ENVIRONMENTAL MATTERS

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

Our environmental expenses which are presented within “Operating expense” in our Consolidated Statements of Earnings, consist of remediation costs as well as normal recurring expenses such as licensing,

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

testing and waste disposal fees. These expenses totaled $9 million, $7 million, and $8 million in 2008, 2007 and 2006, respectively. The carrying amount of our environmental liabilities was $15 million at December 31, 2008 and 2007. Capital expenditures related to our environmental programs totaled approximately $3 million, $2 million and $1 million in 2008, 2007 and 2006, respectively. Our asset retirement obligations related to fuel tanks to be removed are not included above and are recorded within “Accrued expenses” and “Other non-current liabilities” in our Consolidated Balance Sheets.

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

25.	OTHER ITEMS IMPACTING COMPARABILITY

Our primary measure of segment performance excludes certain items we do not believe are representative of the ongoing operations of the segment. Excluding these items from our segment measure of performance allows for better year over year comparison.

2008

In the second quarter of 2008, we recorded a pre-tax charge of $6 million ($7 million after-tax) for prior years’ adjustments associated with our Brazilian SCS operation. The charge was identified in the course of a detailed business and financial review in Brazil, which occurred following certain adverse tax and legal developments. We determined that accruals of $4 million, primarily for carrier transportation and loss contingencies related to tax and legal matters, were not established in the appropriate period; and deferrals of $3 million, primarily for indirect value-added taxes, were overstated. The charges related primarily to the period from 2004 to 2007. We recorded $5 million within “Operating expense,” $2 million within “Subcontracted transportation” and $0.3 million within “Provision for income taxes” in the accompanying Consolidated Statements of Earnings. After considering the qualitative and quantitative effects of the charges, we determined the charges were not material to our Consolidated Financial Statements in any individual prior period, and the cumulative amount is not material to 2008 results. Therefore, we recorded the adjustment for the cumulative amount in the second quarter of 2008.

In the fourth quarter of 2008, we were notified that a significant customer in Singapore would not renew their contract, which was set to expire in 2009. The notification triggered an analysis under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,’’ which required us to assess the recoverability of the facility used in this customer’s operation. We concluded that the carrying value of the facility was not recoverable and that the carrying value exceeded the fair value. Consequently, we recorded a pre-tax impairment charge of $2 million to write the carrying value of the facility down to fair value. The charge was recorded within “Depreciation expense” in the accompanying Consolidated Statements of Earnings.

In the fourth quarter of 2008, a customer in the SCS business segment in the U.K. declared bankruptcy. A portion of our services to this customer included the long-term financing of assets used to support the operations. As a result of the bankruptcy, we determined that this finance lease receivable was not recoverable and recorded a $4 million pre-tax charge. The charge was recorded within “Operating expense” in our Consolidated Statements of Earnings.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2007

In the third quarter of 2007, we completed the sale of a FMS property located in Nevada for $12 million in cash. In conjunction with this sale, we entered into a lease agreement with the purchaser to lease back the property until we relocate to another property. The terms of the leaseback met the criteria for a “normal leaseback” and full gain recognition. For the year ended December 31, 2007, the gain on the sale of the property of $10 million was included in “Miscellaneous expense (income), net” in the accompanying Consolidated Statements of Earnings.

2006

During 2006, we recorded a net pre-tax charge of $3 million related to pension accounting, postretirement benefit plan and pension remeasurement adjustments.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

26.	OTHER MATTERS

We are a party to various claims, complaints and proceedings arising in the ordinary course of business including but not limited to those relating to litigation matters, environmental matters, risk management matters (e.g., vehicle liability, workers’ compensation, etc.) and administrative assessments primarily associated with operating taxes. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. It is not possible at this time for us to determine fully the effect of all unasserted claims and assessments on our consolidated financial condition, results of operations or liquidity; however, to the extent possible, where unasserted claims can be estimated and where such claims are considered probable we have recorded a liability. Litigation is subject to many uncertainties, and the outcome of any individual litigated matter is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings could be decided unfavorably to Ryder. Although the final resolution of any such matters could have a material effect on our consolidated operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, we believe that any resulting liability should not materially affect our consolidated financial position.

27.	SEGMENT REPORTING

Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. We operate in three reportable business segments: (1) FMS, which provides full service leasing, contract maintenance, contract-related maintenance and commercial rental of trucks, tractors and trailers to customers, principally in the U.S., Canada and the U.K.; (2) SCS, which provides comprehensive supply chain consulting including distribution and transportation services throughout North America and in South America, Europe and Asia; and (3) DCC, which provides vehicles and drivers as part of a dedicated transportation solution in the U.S.

Our primary measurement of segment financial performance, defined as “Net Before Taxes” (NBT), includes an allocation of CSS and excludes restructuring and other charges, net described in Note 4, “Restructuring and Other Charges” and excludes the items discussed in Note 25, “Other Items Impacting Comparability.” CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal and corporate communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation. CSS costs attributable to the business segments are predominantly allocated to FMS, SCS and DCC as follows:

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

Business segment revenue and NBT are presented below:

	Years ended December 31
	2008	2007	2006
	(In thousands)

Revenue:
Fleet Management Solutions:
Full service lease	$1,891,689	1,815,700	1,712,054
Contract maintenance	153,981	158,209	140,774

Contractual revenue	2,045,670	1,973,909	1,852,828
Contract-related maintenance	192,763	180,780	176,248
Commercial rental	525,626	542,251	621,999
Other	73,022	72,339	72,068
Fuel services revenue	1,175,855	978,794	986,169

Total Fleet Management Solutions from external customers	4,012,936	3,748,073	3,709,312
Inter-segment revenue	437,080	414,571	386,734

Fleet Management Solutions	4,450,016	4,162,644	4,096,046
Supply Chain Solutions from external customers	1,643,056	2,250,282	2,028,489
Dedicated Contract Carriage from external customers	547,751	567,640	568,842
Eliminations	(437,080)	(414,571)	(386,734)

Total revenue	$6,203,743	6,565,995	6,306,643

NBT:
Fleet Management Solutions	$398,540	373,697	368,069
Supply Chain Solutions	42,745	63,223	62,144
Dedicated Contract Carriage	49,628	47,409	42,589
Eliminations	(31,803)	(31,248)	(33,732)

	459,110	453,081	439,070
Unallocated Central Support Services	(38,741)	(44,458)	(39,486)
Restructuring and other charges, net and other items(1)	(70,447)	(3,159)	(6,611)

Earnings before income taxes	$349,922	405,464	392,973

(1)	See Note 25, “Other Items Impacting Comparability,” for a discussion of items, in addition to restructuring and other charges, net that are excluded from our primary measure of segment performance.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth share-based compensation, depreciation expense, gains on vehicle sales, net, other non-cash charges (credits), net, interest expense (income) and capital expenditures for the years ended December 31, 2008, 2007 and 2006 and total assets at December 31, 2008, 2007 and 2006 as provided to the chief operating decision-maker for each of Ryder’s reportable business segments:

	FMS	SCS	DCC	CSS	Eliminations	Total
	(In thousands)

2008
Share-based compensation expense	$5,749	3,011	432	7,884	—	17,076
Depreciation expense(1)	$809,321	31,771	1,619	748	—	843,459
Gains on vehicles sales, net	$(38,974)	(338)	—	—	—	(39,312)
Other non-cash charges (credits), net(2)	$16,710	23,261	(3)	6,313	—	46,281
Interest expense (income)(3)	$153,891	6,366	(2,914)	(86)	—	157,257
Capital expenditures paid(4)	$1,181,006	36,938	3,476	12,645	—	1,234,065
Total assets	$6,204,130	421,572	110,552	136,396	(183,142)	6,689,508

2007
Share-based compensation expense	$4,940	3,436	400	7,978	—	16,754
Depreciation expense(1)	$791,101	22,599	1,613	649	—	815,962
Gains on vehicle sales, net	$(43,732)	(362)	—	—	—	(44,094)
Other non-cash charges (credits), net(2)	$3,273	880	(2)	10,975	—	15,126
Interest expense (income)(3)	$157,381	5,896	(3,334)	131	—	160,074
Capital expenditures paid(4)	$1,273,140	34,955	846	8,295	—	1,317,236
Total assets	$6,212,038	557,581	129,068	87,362	(131,400)	6,854,649

2006
Share-based compensation expense	$4,187	3,186	376	5,894	—	13,643
Depreciation expense(1)	$723,076	18,101	1,599	512	—	743,288
Gains on vehicle sales, net	$(50,766)	—	—	—	—	(50,766)
Other non-cash charges, net(2)	$7,881	246	1	5,978	—	14,106
Interest expense (income)(3)	$137,008	5,978	(2,802)	377	—	140,561
Capital expenditures paid(4)	$1,655,181	26,728	1,055	12,100	—	1,695,064
Total assets	$6,200,291	545,913	123,683	101,476	(142,440)	6,828,923

(1)	Depreciation expense associated with CSS assets was allocated to business segments based upon estimated and planned asset utilization. Depreciation expense totaling $13 million, $12 million and $12 million during 2008, 2007 and 2006, respectively, associated with CSS assets was allocated to other business segments.

(2)	Includes amortization expense.

(3)	Interest expense was primarily allocated to the FMS segment since such borrowings were used principally to fund the purchase of revenue earning equipment used in FMS; however, interest expense (income) was also reflected in SCS and DCC based on targeted segment leverage ratios.

(4)	Excludes FMS and SCS acquisition payments of $247 million, $75 million and $4 million in 2008, 2007 and 2006, respectively, comprised primarily of long-lived assets. See Note 3, “Acquisitions,” for additional information.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Geographic Information

	Years ended December 31
	2008	2007	2006
	(In thousands)

Revenue:
United States	$5,059,685	5,243,185	5,136,775

Foreign:
Canada	485,219	646,400	564,418
Europe	335,529	377,676	346,939
Latin America	299,682	277,429	237,372
Asia	23,628	21,305	21,139

	1,144,058	1,322,810	1,169,868

Total	$6,203,743	6,565,995	6,306,643

Long-lived assets:
United States	$4,343,687	4,051,517	4,180,752

Foreign:
Canada	462,140	545,545	412,651
Europe	256,563	350,338	360,342
Latin America	32,644	51,271	33,036
Asia	17,006	21,454	21,519

	768,353	968,608	827,548

Total	$5,112,040	5,020,125	5,008,300

Certain Concentrations

We have a diversified portfolio of customers across a full array of transportation and logistics solutions and across many industries. We believe this will help to mitigate the impact of adverse downturns in specific sectors of the economy. Our portfolio of full service lease and commercial rental customers is not concentrated in any one particular industry or geographic region. We derive a significant portion of our SCS revenue (approximately 48% in 2008 and 65% in 2007) from the automotive industry, mostly from manufacturers and suppliers of original equipment parts. Our largest customer, General Motors Corporation (GM), accounted for approximately 4%, 14% and 13% of consolidated revenue in 2008, 2007 and 2006, respectively. GM also accounted for approximately 17%, 42% and 40% of SCS total revenue in 2008, 2007 and 2006, respectively. At December 31, 2008, GM represented approximately 8% of our trade accounts receivable. Effective January 1, 2008, our contractual relationship for certain transportation management services changed, and we determined, after a formal review of the terms and conditions of the services, that we were acting as an agent in the arrangement. As a result, total revenue and subcontracted transportation expense decreased in 2008 due to the reporting of revenue net of subcontracted transportation expense. During 2007 and 2006, revenue associated with this portion of the contract was $640 million and $565 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

28.	QUARTERLY INFORMATION (UNAUDITED)

			Net Earnings per Common Share
	Revenue	Net Earnings	Basic	Diluted
	(In thousands, except per share amounts)

2008
First quarter	$1,543,582	56,082	0.97	0.96
Second quarter	1,660,242	62,946	1.11	1.10
Third quarter	1,626,121	70,208	1.26	1.25
Fourth quarter	1,373,798	10,645	0.19	0.19

Full year	$6,203,743	199,881	3.56	3.52

2007
First quarter	$1,594,102	51,259	0.85	0.84
Second quarter	1,657,969	65,123	1.08	1.07
Third quarter	1,647,724	65,533	1.12	1.11
Fourth quarter	1,666,200	71,946	1.25	1.24

Full year	$6,565,995	253,861	4.28	4.24

Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per-share amounts for the quarters may not equal per-share amounts for the year.

See Note 4, “Restructuring and Other Charges,” and Note 25, “Other Items Impacting Comparability,” for items included in pre-tax earnings during 2008 and 2007.

Earnings in the third quarter of 2008 included an income tax benefit of $2 million, or $0.03 per diluted common share, associated with the reduction of deferred income taxes due to enacted changes in Massachusetts tax laws. Earnings in the fourth quarter of 2008 included an income tax benefit of $8 million, or $0.14 per diluted common share, due to reversal of reserves for uncertain tax positions as a result of the expiration of statutes of limitation in various jurisdictions. Earnings in the fourth quarter of 2007 included an income tax benefit of $3 million, or $0.06 per diluted common share associated primarily with the reduction of deferred income taxes due to enacted changes in Canadian tax laws.

RYDER SYSTEM, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at		Transferred		Balance
	Beginning	Charged to	from (to) Other		at End
Description	of Period	Earnings	Accounts(1)	Deductions(2)	of Period
	(In thousands)

2008
Accounts receivable allowance	$16,954	15,934	—	17,411	15,477
Direct finance lease allowance	$1,327	3,870	—	473	4,724
Self-insurance accruals(3)	$277,815	201,145	47,034	269,992	256,002
Reserve for residual value guarantees	$2,425	244	—	280	2,389
Valuation allowance on deferred tax assets	$14,507	13,242	—	95	27,654

2007
Accounts receivable allowance	$14,744	13,238	—	11,028	16,954
Direct finance lease allowance	$1,121	1,472	—	1,266	1,327
Self-insurance accruals(3)	$283,372	176,507	44,021	226,085	277,815
Reserve for residual value guarantees	$2,227	1,106	—	908	2,425
Valuation allowance on deferred tax assets	$12,728	486	—	(1,293)	14,507

2006
Accounts receivable allowance	$13,223	8,294	—	6,773	14,744
Direct finance lease allowance	$851	1,396	—	1,126	1,121
Self-insurance accruals(3)	$274,759	224,648	42,549	258,584	283,372
Reserve for residual value guarantees	$5,300	1,171	—	4,244	2,227
Valuation allowance on deferred tax assets	$12,367	459	—	98	12,728

(1)	Transferred from (to) other accounts includes employee contributions made to the medical and dental self-insurance plans.

(2)	Deductions represent receivables written-off, lease termination payments, insurance claim payments during the period and net foreign currency translation adjustments.

(3)	Self-insurance accruals include vehicle liability, workers’ compensation, property damage, cargo and medical and dental, which comprise our self-insurance programs. Amount charged to earnings include favorable development in prior year selected loss development factors which benefited earnings by $23 million, $24 million and $12 million in 2008, 2007 and 2006, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that at December 31, 2008, Ryder’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Certified Public Accounting Firm thereon are set out in Item 8 of Part II of this Form 10-K Annual Report.

Changes in Internal Controls over Financial Reporting

During the three months ended December 31, 2008, there were no changes in Ryder’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect such internal control over financial reporting.

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

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(a)	The Ryder System, Inc. Restated Articles of Incorporation, dated November 8, 1985, as amended through May 18, 1990, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1990, are incorporated by reference into this report.
3	.1(b)	Articles of Amendment to Ryder System, Inc. Restated Articles of Incorporation, dated November 8, 1985, as amended, previously filed with the Commission on April 3, 1996 as an exhibit to Ryder’s Form 8-A are incorporated by reference into this report.
3.2		The Ryder System, Inc. By-Laws, as amended through October 10, 2008, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on October 15, 2008, are incorporated by reference into this report.
4.1		Ryder hereby agrees, pursuant to paragraph (b)(4)(iii) of Item 601 of Regulation S-K, to furnish the Commission with a copy of any instrument defining the rights of holders of long-term debt of Ryder, where such instrument has not been filed as an exhibit hereto and the total amount of securities authorized thereunder does not exceed 10% of the total assets of Ryder and its subsidiaries on a consolidated basis.
4	.2(a)	The Form of Indenture between Ryder System, Inc. and The Chase Manhattan Bank (National Association) dated as of June 1, 1984, filed with the Commission on November 19, 1985 as an exhibit to Ryder’s Registration Statement on Form S-3 (No. 33-1632), is incorporated by reference into this report.
4	.2(b)	The First Supplemental Indenture between Ryder System, Inc. and The Chase Manhattan Bank (National Association) dated October 1, 1987, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated by reference into this report.
4.3		The Form of Indenture between Ryder System, Inc. and The Chase Manhattan Bank (National Association) dated as of May 1, 1987, and supplemented as of November 15, 1990 and June 24, 1992, filed with the Commission on July 30, 1992 as an exhibit to Ryder’s Registration Statement on Form S-3 (No. 33-50232), is incorporated by reference into this report.
4.4		The Form of Indenture between Ryder System, Inc. and J.P. Morgan Trust Company (National Association) dated as of October 3, 2003 filed with the Commission on August 29, 2003 as an exhibit to Ryder’s Registration Statement on Form S-3 (No. 333-108391), is incorporated by reference into this report.
10	.1(b)	The form of severance agreement for executive officers effective as of January 1, 2000, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated by reference into this report.
10	.1(c)	The Ryder System, Inc. Executive Severance Plan, amended and restated effective as of January 1, 2009, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 11, 2009, is incorporated by reference into this report.
10	.1(d)	The form of Amended and Restated Severance Agreement for executive officers, effective as of December 19, 2008, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 11, 2009, is incorporated by reference into this report.
10	.4(a)	The Ryder System, Inc. 1980 Stock Incentive Plan, as amended and restated as of August 15, 1996, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated by reference into this report.
10	.4(b)	The form of Ryder System, Inc. 1980 Stock Incentive Plan, United Kingdom Section, dated May 4, 1995, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated by reference into this report.
10	.4(c)	The form of Ryder System, Inc. 1980 Stock Incentive Plan, United Kingdom Section, dated October 3, 1995, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated by reference into this report.
10	.4(f)	The Ryder System, Inc. 1995 Stock Incentive Plan, as amended and restated at May 4, 2001, previously filed with the Commission as an exhibit to Ryder’s report on Form 10-Q for the quarter ended September 30, 2001, is incorporated by reference into this report.

Exhibit
Number		Description

10	.4(g)	The Ryder System, Inc. 1995 Stock Incentive Plan, as amended and restated as of July 25, 2002, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated by reference into this report.
10	.4(h)	The Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission on March 30, 2005 as Appendix A to the Proxy Statement for the 2005 Annual Meeting of Shareholders of the Company is incorporated by reference into this report.
10	.4(i)	Terms and Conditions applicable to non-qualified stock options granted under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 14, 2007, are incorporated by reference into this report.
10	.4(j)	Terms and Conditions applicable to restricted stock rights granted under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on May 11, 2005, are incorporated by reference into this report.
10	.4(k)	Terms and Conditions applicable to restricted stock units granted under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on May 11, 2005, are incorporated by reference into this report.
10	.4(p)	Terms and Conditions applicable to performance-based restricted stock rights and related cash awards granted in 2007 under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 14, 2007, are incorporated by reference into this report.
10	.4(q)	Terms and Conditions applicable to performance-based restricted stock rights granted in 2008 under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 14, 2008, are incorporated by reference into this report.
10	.4(r)	Terms and Conditions applicable to annual incentive cash awards granted in 2009 under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 11, 2009, are incorporated by reference into this report.
10	.4(s)	Terms and Conditions applicable to performance-based restricted stock rights granted in 2009 under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 11, 2009, are incorporated by reference into this report.
10	.4(t)	Terms and Conditions applicable to performance-based cash awards granted in 2009 under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 11, 2009, are incorporated by reference into this report.
10	.5(b)	The Ryder System, Inc. Directors Stock Award Plan, as amended and restated at February 10, 2005, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference into this report.
10	.5(c)	The Ryder System, Inc. Directors Stock Plan, as amended and restated at May 7, 2004, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference into this report.
10	.6(a)	The Ryder System Benefit Restoration Plan, amended and restated effective January 2, 2005, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 11, 2009, is incorporated by reference into this report.
10.10		The Ryder System, Inc. Deferred Compensation Plan, effective as of January 1, 2009, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 11, 2009, is incorporated by reference to this report.

Exhibit
Number	Description

10.14	Global Revolving Credit Agreement dated as of May 11, 2004 among Ryder System, Inc., certain wholly-owned subsidiaries of Ryder System, Inc., Fleet National Bank, individually and as administrative agent, and certain lenders, previously filed with the Commission as an exhibit to Ryder’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, is incorporated by reference into this report.
10.15	Amendment Agreement No. 1 to $870 million Global Revolving Credit Agreement dated May 11, 2005, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on May 11, 2005, is incorporated by reference into this report.
21.1	List of subsidiaries of the registrant, with the state or other jurisdiction of incorporation or organization of each, and the name under which each subsidiary does business.
23.1	PricewaterhouseCoopers LLP consent to incorporation by reference in certain Registration Statements on Forms S-3 and S-8 of their report on Consolidated Financial Statements financial statement schedule and effectiveness of internal controls over financial reporting of Ryder System, Inc.
24.1	Manually executed powers of attorney for each of:

James S. Beard David I. Fuente Lynn M. Martin Eugene A. Renna E. Follin Smith Christine A. Varney	John M. Berra L. Patrick Hassey Luis P. Nieto, Jr. Abbie J. Smith Hansel E. Tookes, II

31.1	Certification of Gregory T. Swienton pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Robert E. Sanchez pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of Gregory T. Swienton and Robert E. Sanchez pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.

(b)  Executive Compensation Plans and Arrangements:

Please refer to the description of Exhibits 10.1 through 10.10 set forth under Item 15(a)3 of this report for a listing of all management contracts and compensation plans and arrangements filed with this report pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 11, 2009	RYDER SYSTEM, INC.

By: /s/ Gregory T. Swienton Gregory T. SwientonChairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 11, 2009	By: /s/ Gregory T. Swienton
Gregory T. Swienton Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: February 11, 2009	By: /s/ Robert E. Sanchez
Robert E. Sanchez Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 11, 2009	By: /s/ Art A. Garcia
Art A. Garcia Senior Vice President and Controller (Principal Accounting Officer)

Date: February 11, 2009	By: James S. Beard*
James S. Beard Director

Date: February 11, 2009	By: John M. Berra*
John M. Berra Director

Date: February 11, 2009	By: David I. Fuente*
David I. Fuente Director

Date: February 11, 2009	By: L. Patrick Hassey*
L. Patrick Hassey Director

Date: February 11, 2009	By: Lynn M. Martin*
Lynn M. Martin Director

Date: February 11, 2009	By: Luis P. Nieto, Jr.*
Luis P. Nieto, Jr. Director

Date: February 11, 2009	By: Eugene A. Renna*
Eugene A. Renna Director

Date: February 11, 2009	By: Abbie J. Smith*
Abbie J. Smith Director

Date: February 11, 2009	By: E. Follin Smith*
E. Follin Smith Director

Date: February 11, 2009	By: Hansel E. Tookes, II*
Hansel E. Tookes, II Director

Date: February 11, 2009	By: Christine A. Varney*
Christine A. Varney Director

Date: February 11, 2009	*By: /s/ Flora R. Perez
Flora R. Perez Attorney-in-Fact