Form 10-Q
period 2009-03-31
RYDER SYSTEM INC
filed 2009-04-22
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 1-4364
RYDER SYSTEM, INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-0739250 (I.R.S. Employer Identification No.)

11690 N.W. 105th Street Miami, Florida 33178 (Address of principal executive offices, including zip code)	(305) 500-3726 (Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES     ☐ NO
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES      ☑ NO
The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at March 31, 2009 was 55,889,833.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended March 31,
	2009	2008
	(In thousands, except per share amounts)

Revenue	$1,203,060	1,543,582

Operating expense (exclusive of items shown separately)	544,466	763,767
Salaries and employee-related costs	310,258	358,370
Subcontracted transportation	52,620	75,331
Depreciation expense	222,521	205,960
Gains on vehicle sales, net	(3,973)	(12,426)
Equipment rental	15,607	21,526
Interest expense	38,807	37,428
Miscellaneous expense, net	418	1,617
Restructuring and other charges (recoveries), net	4,185	(78)

	1,184,909	1,451,495

Earnings before income taxes	18,151	92,087
Provision for income taxes	11,313	36,005

Net earnings	$6,838	56,082

Earnings per common share:
Basic	$0.12	0.97

Diluted	$0.12	0.96

Cash dividends per common share	$0.23	0.23

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2009	2008
	(Dollars in thousands, except per
	share amount)
Assets:
Current assets:
Cash and cash equivalents	$91,574	120,305
Receivables, net of allowance of $13,249 and $15,477, respectively	567,014	635,376
Inventories	47,925	48,324
Prepaid expenses and other current assets	127,037	147,191

Total current assets	833,550	951,196
Revenue earning equipment, net of accumulated depreciation of $2,815,230 and $2,749,654, respectively	4,556,306	4,565,224
Operating property and equipment, net of accumulated depreciation of $856,712 and $842,427, respectively	542,919	546,816
Goodwill	217,185	198,253
Intangible assets	39,624	36,705
Direct financing leases and other assets	380,836	391,314

Total assets	$6,570,420	6,689,508

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$107,076	384,262
Accounts payable	256,632	295,083
Accrued expenses and other current liabilities	376,873	431,820

Total current liabilities	740,581	1,111,165
Long-term debt	2,740,312	2,478,537
Other non-current liabilities	850,682	837,280
Deferred income taxes	910,668	917,365

Total liabilities	5,242,243	5,344,347

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, March 31, 2009 or December 31, 2008	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, March 31, 2009 — 55,889,833; December 31, 2008 — 55,658,059	27,945	27,829
Additional paid-in capital	762,245	756,190
Retained earnings	1,099,349	1,105,369
Accumulated other comprehensive loss	(561,362)	(544,227)

Total shareholders’ equity	1,328,177	1,345,161

Total liabilities and shareholders’ equity	$6,570,420	6,689,508

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net earnings	$6,838	56,082
Depreciation expense	222,521	205,960
Gains on vehicle sales, net	(3,973)	(12,426)
Share-based compensation expense	4,771	3,635
Amortization expense and other non-cash charges, net	9,016	5,197
Deferred income tax expense	5,079	28,132
Tax benefits from share-based compensation	1	592
Changes in operating assets and liabilities, net of acquisitions:
Receivables	59,441	74,183
Inventories	535	(130)
Prepaid expenses and other assets	(5,591)	(15,915)
Accounts payable	(9,257)	(41,826)
Accrued expenses and other non-current liabilities	(35,586)	(3,232)

Net cash provided by operating activities	253,795	300,252

Cash flows from financing activities:
Net change in commercial paper borrowings	266,089	(238,351)
Debt proceeds	66	453,624
Debt repaid, including capital lease obligations	(277,651)	(201,726)
Dividends on common stock	(12,858)	(13,414)
Common stock issued	1,209	35,241
Common stock repurchased	—	(93,751)
Excess tax benefits from share-based compensation	190	2,332

Net cash used in financing activities	(22,955)	(56,045)

Cash flows from investing activities:
Purchases of property and revenue earning equipment	(252,033)	(273,813)
Sales of revenue earning equipment	46,397	74,304
Sales of operating property and equipment	795	679
Acquisitions	(85,454)	(92,830)
Collections on direct finance leases	21,468	17,628
Changes in restricted cash	11,208	23,934
Other, net	—	395

Net cash used in investing activities	(257,619)	(249,703)

Effect of exchange rate changes on cash	(1,952)	3,658

Decrease in cash and cash equivalents	(28,731)	(1,838)
Cash and cash equivalents at January 1	120,305	116,459

Cash and cash equivalents at March 31	$91,574	114,621

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$35,311	18,026
Income taxes, net of refunds	4,007	7,498

Non-cash investing activities:
Changes in accounts payable related to purchases of revenue earning equipment	(27,347)	58,617
Revenue earning equipment acquired under capital leases	1,949	773
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

						Accumulated
	Preferred			Additional		Other
	Stock	Common Stock		Paid-In	Retained	Comprehensive
	Amount	Shares	Par	Capital	Earnings	Loss	Total
	(Dollars in thousands, except per share amount)

Balance at December 31, 2008	$—	55,658,059	$27,829	756,190	1,105,369	(544,227)	1,345,161

Components of comprehensive loss:
Net earnings	—	—	—	—	6,838	—	6,838
Foreign currency translation adjustments	—	—	—	—	—	(20,877)	(20,877)
Net unrealized gain related to derivatives accounted for as hedges	—	—	—	—	—	143	143
Amortization of pension and postretirement items, net of tax	—	—	—	—	—	3,743	3,743
Change in net actuarial loss, net of tax	—	—	—	—	—	(144)	(144)

Total comprehensive loss							(10,297)
Common stock dividends declared – $0.23 per share	—	—	—	—	(12,858)	—	(12,858)
Common stock issued under employee stock option and stock purchase plans (1)	—	233,684	117	1,132	—	—	1,249
Benefit plan stock purchases (2)	—	(1,910)	(1)	(39)	—	—	(40)
Share-based compensation	—	—	—	4,771	—	—	4,771
Tax benefits from share-based compensation	—	—	—	191	—	—	191

Balance at March 31, 2009	$—	55,889,833	$27,945	762,245	1,099,349	(561,362)	1,328,177

(1)	Net of common shares delivered as payment for the exercise price or to satisfy the option holders’ withholding tax liability upon exercise of options.
(2)	Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plans.
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
(A) INTERIM FINANCIAL STATEMENTS
     The accompanying unaudited Consolidated Condensed Financial Statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder System, Inc. has a controlling voting interest (“subsidiaries”), and variable interest entities (VIEs) required to be consolidated in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with the accounting policies described in our 2008 Annual Report on Form 10-K except for the accounting changes described below relating to earnings per share data, business combinations and certain fair value measurements, and should be read in conjunction with the Consolidated Financial Statements and notes thereto. These financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures herein are adequate. The operating results for interim periods are unaudited and are not necessarily indicative of the results that can be expected for a full year. Certain prior year amounts have been reclassified to conform to the current period presentation. During the fourth quarter of 2008, we decided to discontinue operations in Brazil, Argentina, and Chile during 2009 and transition out of specific Supply Chain Solutions customer contracts in Europe. These operations will be reported as part of continuing operations in our Consolidated Condensed Financial Statements until all operations cease.
(B) ACCOUNTING CHANGES
     In June 2008, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Our nonvested stock (time-vested restricted stock rights, market-based restricted stock rights and restricted stock units) are considered participating securities since the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, we are required to retrospectively adjust earnings per share data to conform to the provisions in this FSP. Accordingly, we adopted the provisions of FSP EITF 03-6-1 effective January 1, 2009 and computed earnings per common share using the two-class method for all periods presented. FSP EITF 03-6-1 reduced full year 2008, 2007 and 2006 diluted earnings per common share by $0.02, $0.02 and $0.01, respectively, and had no impact on our first quarter 2008 or 2009 earnings per common share. Refer to Note (E), “Earnings per Share,” for additional disclosures.
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” This statement amends SFAS No. 141, “Business Combinations,” and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. This statement also requires, among other things, that transaction costs in a business combination be expensed as incurred. SFAS No. 141R was effective for business combinations closing after January 1, 2009. Effective January 1, 2009, we adopted the provisions of SFAS No. 141R without a material impact to our Consolidated Condensed Financial Statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively, except for certain financial instruments, which should be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which this statement is initially applied. We adopted SFAS No. 157 on January 1, 2008 for all financial assets and liabilities and for all nonfinancial assets and liabilities recognized or disclosed at fair value in our Consolidated Condensed Financial Statements on a recurring basis (at least annually). We adopted SFAS No. 157 on January 1, 2009 for all other nonfinancial assets and liabilities, including our vehicles held for sale. The adoption of SFAS No. 157 did not have a material impact on our Consolidated Condensed Financial Statements. Refer to Note (K), “Fair Value Measurements,” for additional disclosures.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(C) ACQUISITIONS
     Edart Leasing LLC Acquisition — On February 2, 2009, we acquired the assets of Edart Leasing LLC (“Edart”), which included Edart’s fleet of approximately 1,600 vehicles and more than 340 contractual customers from Edart’s five locations in Connecticut for a purchase price of $87.4 million, of which $81.3 million was paid as of March 31, 2009. The initial recording of the transaction was based on preliminary valuation assessments and is subject to change. As of March 31, 2009, goodwill and customer relationship intangibles related to the Edart acquisition were $18.4 million and $4.3 million, respectively. The combined network operates under the Ryder name, complementing our Fleet Management Solutions (FMS) business segment market coverage in the Northeast. We also acquired approximately 525 vehicles that will be re-marketed. The asset purchase was accounted for in accordance with SFAS No. 141R, “Business Combinations,” as an acquisition of a business.
     Transpacific Container Terminal Ltd. and CRSA Logistics Ltd. Acquisition — On December 19, 2008, we acquired the assets of Transpacific Container Terminal Ltd. and CRSA Logistics Ltd. (“CRSA”) located in Port Coquitlam, British Columbia, as well as CRSA’s operations in Hong Kong and Shanghai, China. The companies specialize in trans-Pacific, end-to-end transportation management and supply chain services primarily for Canadian retailers. This acquisition adds complementary solutions to our Supply Chain Solutions (SCS) business segment capabilities including consolidation services in key Asian hub and off-dock deconsolidation operations in Canada. The purchase price and initial recording of the transaction was based on preliminary valuation assessments and is subject to change. The purchase price was $14.6 million, of which $12.1 million. During the three months ended March 31, 2009, we made purchase price adjustments primarily related to intangible valuations, which increased goodwill by $0.8 million. The terms of the asset purchase agreement provide for up to $4 million in contingent consideration to be paid to the seller if certain financial metrics are achieved. In accordance with SFAS No. 141, contingent consideration will be accounted for as additional purchase price when the contingency is resolved.
     2008 FMS Acquisitions — During 2008, we completed a series of acquisitions in our FMS business segment, for a total purchase price of $239.6 million, of which $92.8 million was paid in the first quarter of 2008. We acquired all the assets of Gordon Truck Leasing, Gator Leasing Inc. and Lily Transportation Corporation. As of March 31, 2009, goodwill and intangible assets related to the 2008 FMS acquisitions were $56.5 million and $13.7 million, respectively. During the three months ended March 31, 2009, purchase price adjustments were not significant. The 2008 FMS acquisitions were accounted for in accordance with SFAS No. 141, as an acquisition of a business.
     During the first quarter of 2009 we paid $4.2 million related to acquisitions completed in prior years. Pro forma information for these acquisitions is not disclosed because the effects of these acquisitions are not significant.
(D) SHARE-BASED COMPENSATION PLANS
     Share-based incentive awards are provided to employees under the terms of various share-based compensation plans (collectively, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money stock options, nonvested stock and cash awards. Share-based compensation expense is generally recorded in “Salaries and employee-related costs” in the Consolidated Condensed Statements of Earnings.
     The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended March 31,
	2009	2008
	(In thousands)

Stock option and stock purchase plans	$2,813	2,255
Nonvested stock	1,958	1,380

Share-based compensation expense	4,771	3,635
Income tax benefit	(1,519)	(1,293)

Share-based compensation expense, net of tax	$3,252	2,342

     Total unrecognized pre-tax compensation expense related to share-based compensation arrangements at March 31, 2009 was $35.7 million and is expected to be recognized over a weighted-average period of approximately 2.1 years.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     During the three months ended March 31, 2009 and 2008, approximately 900,000 and 600,000 stock options, respectively, were granted under the Plans. These awards, which generally vest one-third each year, are fully vested three years from the grant date and have contractual terms of seven years. The fair value of each option award at the date of grant was estimated using a Black-Scholes-Merton option-pricing valuation model. The weighted-average fair value of options granted during the three months ended March 31, 2009 and 2008 was $9.24 and $13.82, respectively.
     During each of the three months ended March 31, 2009 and 2008, approximately 200,000 awards of restricted stock rights were granted under the Plans. The majority of the restricted stock rights granted during the periods included a market-based vesting provision. In 2009, the provision was such that employees only receive the grant of stock if the average monthly differential between Ryder’s total shareholder return (TSR) and the S&P 500 TSR over an applicable three-year period is greater than zero. In 2008, the provision was such that employees only receive the grant of stock if Ryder’s TSR as a percentage of the S&P 500 comparable period TSR is 100% or greater over an applicable three-year period. The fair value of the market-based restricted stock rights on the grant date was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. The weighted-average fair value of market-based restricted stock rights granted during the three months ended March 31, 2009 and 2008 was $16.52 and $48.71, respectively. Stock awards granted during the three months ended March 31, 2008, also included time-vested restricted stock rights which entitle the holder to shares of common stock as the awards vest over a three-year period. The fair value of the time-vested awards is determined and fixed on the grant date based on Ryder’s stock price. The weighted-average fair value of the time-vested restricted stock rights granted during the three months ended March 31, 2008 was $57.86.
     During the three months ended March 31, 2009 and 2008, employees who received market-based restricted stock rights also received market-based cash awards. The awards will vest on the same date as the market-based restricted stock rights if Ryder’s TSR is equal to or better than the TSR of the S&P 500’s 33rd percentile over an applicable three-year period. The cash awards are accounted for as liability awards as the cash settlement amount is based upon the price of our common stock. As a result, the liability is adjusted to reflect fair value at the end of each reporting period. The fair value of the cash awards was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. During the three months ended March 31, 2009 and 2008, we recognized $0.3 million and $1.2 million, respectively, of compensation expense related to these cash awards in addition to the share-based compensation expense reported in the previous table.
(E) EARNINGS PER SHARE
     Effective January 1, 2009, we adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” which required us to use the two-class method to calculate earnings per share. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     The following table presents the calculation of basic and diluted earnings per common share:

	Three months ended March 31,
	2009	2008
	(In thousands, except per share
	amounts)

Earnings per share — Basic:
Net earnings	$6,838	56,082
Less: Distributed and undistributed earnings allocated to nonvested stock	(72)	(434)

Earnings available to common shareholders — Basic	$6,766	55,648

Weighted average common shares outstanding — Basic	55,238	57,595

Earnings per common share — Basic	$0.12	0.97

Earnings per share — Diluted:
Net earnings	$6,838	56,082
Less: Distributed and undistributed earnings allocated to nonvested stock	(72)	(432)

Earnings available to common shareholders — Diluted	$6,766	55,650

Weighted average common shares outstanding — Basic	55,238	57,595
Effect of dilutive options	43	378

Weighted average common shares outstanding — Diluted	55,281	57,973

Earnings per common share — Diluted	$0.12	0.96

Anti-dilutive equity awards not included above	2,651	1,124

(F) RESTRUCTURING AND OTHER CHARGES (RECOVERIES)
     The components of restructuring and other charges (recoveries), net were as follows:

	Three months ended March 31,
	2009	2008
	(In thousands)

Restructuring charges (recoveries), net:
Severance and employee-related charges (recoveries)	$2,962	(78)
Contract termination costs	312	—

	3,274	(78)

Other charges, net:
Asset impairments	21	—
Plan implementation costs	890	—

Total	$4,185	(78)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     As noted in Note (R), “Segment Reporting,” our primary measure of segment financial performance excludes, among other items, restructuring and other charges (recoveries), net; however, the applicable portion of the restructuring and other charges (recoveries), net that relates to each segment was as follows:

	Three months ended March 31,
	2009	2008
	(In thousands)

Fleet Management Solutions	$1,699	—
Supply Chain Solutions	2,304	(125)
Dedicated Contract Carriage	48	—
Central Support Services	134	47

Total	$4,185	(78)

     Restructuring charges, net for the three months ended March 31, 2009 totaled $4.2 million and were due primarily to ongoing costs related to the restructuring plan announced in the fourth quarter of 2008. During the first quarter of 2009, we recorded a charge of $1.8 million related to exiting SCS operations in South America and Europe. These charges included $0.6 million of employee severance and benefit costs related to retention bonuses and refinements in estimates recorded in the prior year. The charges also included $0.3 million of contract termination costs and $0.9 million of plan implementation costs, mostly professional service fees. During the first quarter of 2009, we also recorded a charge of $2.4 million of employee severance and benefit costs related to workforce reductions and refinements in workforce reduction estimates from the prior year charge. We eliminated approximately 30 positions in 2009 as part of our continued cost containment initiatives.
     Activity related to restructuring reserves was as follows:

			Deductions
	December 31, 2008			Non-Cash	March 31, 2009
	Balance	Additions	Cash Payments	Reductions(1)	Balance
	(In thousands)

Employee severance and benefits	$26,541	3,703	8,361	741	21,142
Contract termination costs	3,482	312	272	—	3,522

Total	$30,023	4,015	8,633	741	24,664

(1)	Non-cash reductions represent adjustments to the restructuring reserves as actual costs were less than originally estimated.
     At March 31, 2009, the majority of outstanding restructuring obligations are required to be paid over the next nine months.
(G) REVENUE EARNING EQUIPMENT

	March 31, 2009			December 31, 2008
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value(1)	Cost	Depreciation	Value (1)
	(In thousands)

Full service lease	$5,948,410	(2,175,844)	3,772,566	$5,568,162	(1,957,535)	3,610,627
Commercial rental	1,423,126	(639,386)	783,740	1,746,716	(792,119)	954,597

Total	$7,371,536	(2,815,230)	4,556,306	$7,314,878	(2,749,654)	4,565,224

(1)	Revenue earning equipment, net includes vehicles acquired under capital leases of $22.4 million, less accumulated amortization of $6.8 million, at March 31, 2009, and $20.2 million, less accumulated amortization of $5.1 million, at December 31, 2008. Amortization expense attributed to vehicles acquired under capital leases is combined with depreciation expense.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(H) ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31, 2009			December 31, 2008
	Accrued	Non-Current		Accrued	Non-Current
	Expenses	Liabilities	Total	Expenses	Liabilities	Total
	(In thousands)

Salaries and wages	$43,107	—	43,107	$69,697	—	69,697
Deferred compensation	1,151	15,802	16,953	1,453	18,050	19,503
Pension benefits	2,489	512,565	515,054	2,501	504,714	507,215
Other postretirement benefits	3,333	43,381	46,714	3,350	43,027	46,377
Employee benefits	1,415	—	1,415	5,185	—	5,185
Insurance obligations	106,460	162,075	268,535	109,167	164,372	273,539
Residual value guarantees	918	1,795	2,713	651	1,738	2,389
Vehicle rent	2,437	11,287	13,724	16,680	7,167	23,847
Deferred vehicle gains	796	2,867	3,663	808	3,120	3,928
Environmental liabilities	3,950	11,462	15,412	3,848	11,623	15,471
Asset retirement obligations	5,081	10,961	16,042	4,544	11,146	15,690
Operating taxes	72,441	—	72,441	73,280	—	73,280
Income taxes	3,673	54,090	57,763	4,183	52,700	56,883
Restructuring	24,513	151	24,664	29,857	166	30,023
Interest	36,951	—	36,951	34,547	—	34,547
Customer deposits	25,966	—	25,966	27,017	—	27,017
Derivatives	531	—	531	607	—	607
Other	41,661	24,246	65,907	44,445	19,457	63,902

Total	$376,873	850,682	1,227,555	$431,820	837,280	1,269,100

(I) INCOME TAXES
     Effective Tax Rate
     Our effective tax rate for the first quarter of 2009 increased to 62.3% as compared to 39.1% in the same period in 2008 due mainly to non-deductible foreign operating losses and charges. The foreign operating losses included the Singapore impairment charge described in Note (Q), “Other Items Impacting Comparability.”
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
     The following is a summary of tax years that are no longer subject to examination:
     Federal — audits of our U.S. federal income tax returns are closed through fiscal year 2006. In the first quarter of 2009, the IRS completed their examination of our U.S. income tax returns for 2004 through 2006. The statute of limitation for the 2004, 2005 and 2006 years will expire on December 31, 2009, September 15, 2009 and September 15, 2010, respectively.
     State — for the majority of states, we are no longer subject to tax examinations by tax authorities for tax years before 2004.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     Foreign — we are no longer subject to foreign tax examinations by tax authorities for tax years before 2001 in Canada and Brazil, and 2003 and 2006 in Mexico and the U.K., respectively, which are our major foreign tax jurisdictions. In Brazil, we were assessed $10.8 million, including penalties and interest, related to the tax due on the sale of our outbound auto carriage business in 2001. We believe it is more likely than not that our tax position will ultimately be sustained and no amounts have been reserved for this matter.
     At March 31, 2009 and December 31, 2008, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $52.9 million and $51.7 million, respectively. Unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $1.7 million by March 31, 2010, if audits are completed or tax years close.
     Tax Law Change
     On February 19, 2009, the State of Wisconsin enacted changes to its tax system, which included mandatory unitary combined reporting. The impact of this change resulted in a favorable non-cash adjustment to deferred income taxes and increased net earnings in the three months ended March 31, 2009 by $0.5 million, or $0.01 per diluted common share.
     Like-Kind Exchange Program
     We have a like-kind exchange program for certain of our revenue earning equipment operating in the U.S. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form whereby tax gains on disposal of eligible vehicles are deferred. To qualify for like-kind exchange treatment, we exchange, through a qualified intermediary, eligible vehicles being disposed of with vehicles being acquired allowing us to generally carryover the tax basis of the vehicles sold (“like-kind exchanges”). The program is expected to result in a material deferral of federal and state income taxes. As part of the program, the proceeds from the sale of eligible vehicles are restricted for the acquisition of replacement vehicles and other specified applications. Due to the structure utilized to facilitate the like-kind exchanges, the qualified intermediary that holds the proceeds from the sales of eligible vehicles and the entity that holds the vehicles to be acquired under the program are required to be consolidated in the accompanying Consolidated Condensed Financial Statements in accordance with U.S. GAAP. At March 31, 2009 and December 31, 2008, these consolidated entities had total assets of $42.1 million and $70.5 million, respectively.
     At March 31, 2009 and December 31, 2008, we had $21.3 million and $32.5 million, respectively, of restricted cash for all like-kind exchange programs included within “Prepaid expenses and other current assets” on the Consolidated Condensed Balance Sheets.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(J) DEBT

	Weighted-Average Interest Rate
	March 31,	December 31,		March 31,	December 31,
	2009	2008	Maturities	2009	2008
				(In thousands)
Short-term debt and current portion of long-term debt:
Unsecured foreign obligations	8.35%	9.03%	2009	$10,542	14,635
Trade receivables program	1.31%	2.77%	2009	90,000	190,000
Current portion of long-term debt, including capital leases				6,534	179,627

Total short-term debt and current portion of long-term debt				107,076	384,262

Long-term debt:
U.S. commercial paper (1),(2)	1.17%	3.63%	2010	287,294	34,804
Canadian commercial paper (1),(2)	1.43%	2.80%	2010	21,413	8,283
Unsecured U.S. notes — Medium-term notes (1)	5.86%	5.73%	2009-2116	2,134,129	2,306,751
Unsecured U.S. obligations, principally bank term loans	3.28%	3.40%	2010-2013	157,150	157,150
Unsecured foreign obligations	5.08%	5.07%	2010-2012	116,652	120,944
Capital lease obligations	8.80%	9.31%	2009-2017	13,089	11,841

Total before fair market value adjustment				2,729,727	2,639,773
Fair market value adjustment on notes subject to hedging (3)				17,119	18,391

				2,746,846	2,658,164
Current portion of long-term debt, including capital leases				(6,534)	(179,627)

Long-term debt				2,740,312	2,478,537

Total debt				$2,847,388	2,862,799

(1)	We had unamortized original issue discounts of $13.0 million and $12.0 million at March 31, 2009 and December 31, 2008, respectively.
(2)	Commercial paper borrowings are supported by the long-term revolving credit facility; therefore we have classified the commercial paper as long-term debt.
(3)	The notional amount of executed interest rate swaps designated as fair value hedges was $250.0 million at March 31, 2009 and December 31, 2008.
     We can borrow up to $870 million through a global revolving credit facility with a syndicate of twelve lenders. The credit facility matures in May 2010 and is used primarily to finance working capital and provide support for the issuance of commercial paper in the U.S. and Canada. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at March 31, 2009). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 11 basis points, which applies to the total facility of $870 million, and is based on Ryder’s current credit ratings. The credit facility contains no provisions restricting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated tangible net worth, of less than or equal to 300%. Tangible net worth for purposes of the credit facility excludes intangibles and includes a portion of our deferred income tax liability. The ratio at March 31, 2009 was 190%. At March 31, 2009, $559.0 million was available under the credit facility. Foreign borrowings of $21.4 million were outstanding under the facility at March 31, 2009.
     In September 2008, we renewed our trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to Ryder Receivable Funding II, L.L.C. (RRF LLC), a bankruptcy remote, consolidated subsidiary of Ryder, that in turn may sell, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in our unsecured debt ratings and changes in interest rates. The available proceeds that may be received under the program are limited to $250 million. If no event occurs which causes early termination, the 364-day program will expire on September 8, 2009. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the securitized receivables. At March 31, 2009 and December 31, 2008, $90 million and $190 million, respectively, was outstanding under the program and was included within “Short-term debt and current portion of long-term debt” on our Consolidated Condensed Balance Sheets. At March 31, 2009 and December 31, 2008, collateralized receivables under the program were $99.3 million and $209.7 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     In February 2008, we issued $250 million of unsecured medium-term notes maturing in March 2013. The proceeds from the notes were used for general corporate purposes. Concurrently, we entered into an interest rate swap with a notional amount of $250 million maturing in March 2013. The swap was designated as a fair value hedge whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. At March 31, 2009, the interest rate swap agreement effectively changed $250 million of fixed-rate debt with an interest rate of 6.00% to LIBOR-based floating-rate debt at a rate of 3.93%. Changes in the fair value of the interest rate swap are offset by changes in the fair value of the debt instrument. Accordingly, there is no ineffectiveness related to the interest rate swap. Refer to Note (L), “Derivatives,” for changes in fair value.
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
(K) FAIR VALUE MEASUREMENTS
     We carry various assets and liabilities at fair value in the Consolidated Condensed Balance Sheets. The most significant assets and liabilities are vehicles held for sale, which are carried at the lower of carrying value or fair value less costs to sell, investments held in Rabbi Trusts and derivatives. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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
     The following tables present the fair value of our assets and liabilities recorded at fair value on a recurring basis segregated among the appropriate levels within the fair value hierarchy:

	Fair Value Measurements
	At March 31, 2009 Using
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Investments held in Rabbi Trusts	$15,292	—	—	15,292
Derivative asset	—	17,119	—	17,119

Total assets at fair value	$15,292	17,119	—	32,411

Liabilities:
Derivative liabilities	$—	531	—	531

Total liabilities at fair value	$—	531	—	531

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Fair Value Measurements
	At December 31, 2008 Using
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Investments held in Rabbi Trusts	$16,950	—	—	16,950
Derivative asset	—	18,391	—	18,391

Total assets at fair value	$16,950	18,391	—	35,341

Liabilities:
Derivative liabilities	$—	607	—	607

Total liabilities at fair value	$—	607	—	607

     The following is a description of the valuation methodologies used for these items, as well as the general classification of such items pursuant to the fair value hierarchy of SFAS No. 157:
     Investments held in Rabbi Trusts — The investments include exchange-traded equity securities and mutual funds. Fair values for these investments were based on quoted prices in active markets and were therefore classified within Level 1 of the fair value hierarchy.
     Derivative asset — The derivative is a pay-variable, receive-fixed interest rate swap based on the LIBOR rate. Fair value was based on a model-driven valuation using the LIBOR rate, which was observable at commonly quoted intervals for the full term of the swap. Therefore, our derivative asset was classified within Level 2 of the fair value hierarchy.
     Derivative liabilities — The derivatives are forward foreign currency exchange contracts used to mitigate the risk of foreign currency movements on intercompany transactions. Fair value was based on a model-driven valuation using the observable forward foreign exchange rates, which was observable at commonly quoted intervals for the full term of the contracts. Therefore, our derivative liabilities were classified within Level 2 of the fair value hierarchy.
     The following table presents the fair value of our assets and liabilities recorded at fair value on a nonrecurring basis segregated among the appropriate levels within the fair value hierarchy:

	Fair Value Measurements
	At March 31, 2009 Using
				Total
	Level 1	Level 2	Level 3	Gains (Losses)
	(In thousands)
Assets:
Revenue earning equipment	$—	—	43,267	$(12,729)
Operating property and equipment	—	—	10,590	(3,924)

Total assets at fair value	$—	—	53,857	$(16,653)

     The following is a description of the valuation methodologies used for these items, as well as the general classification of such items pursuant to the fair value hierarchy of SFAS No. 157:
     Revenue earning equipment — Represents revenue earning equipment held for sale which is stated at the lower of carrying amount or fair value less costs to sell. At March 31, 2009, the net carrying value of revenue earning equipment held for sale was $102.6 million, of which $43.3 million was recorded at fair value less costs to sell of $0.8 million. During the three months ended March 31, 2009 and 2008, we recorded a loss to reflect changes in fair value of $12.7 million and $7.2 million, respectively, within “Depreciation expense” in the Consolidated Condensed Statements of Earnings. At December 31, 2008, the net carrying value of revenue earning equipment held for sale was $93.8 million. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (tractors, trucks, trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. Fair value was determined based upon recent market prices obtained from our own sales experience for sales of each class of similar assets and vehicle condition. Therefore, our revenue earning equipment held for sale was classified within Level 3 of the fair value hierarchy.
     Operating property and equipment — Represents a SCS facility held for use in Singapore for which the carrying amount was required to be written down to fair value of $10.6 million, resulting in an impairment loss of $3.9 million. Fair value was based on an appraisal of the facility based on observable market data and adjusted based on our projections of the real estate market in Singapore.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Therefore, operating property and equipment is classified within Level 3 of the fair value hierarchy. Refer to Note (Q), “Other Items Impacting Comparability,” for additional information on this facility.
(L) DERIVATIVES
     At March 31, 2009 and December 31, 2008, the fair value and line item caption of derivative instruments recorded on the Consolidated Condensed Balance Sheets were as follows:

	March 31, 2009		December 31, 2008
		Fair		Fair
Derivatives designated as hedging instruments under SFAS No. 133:	Balance Sheet Location	Value	Balance Sheet Location	Value
	(In thousands)
Asset derivatives:
	Direct finance leases		Direct finance leases
Interest rate contract	and other assets	$17,119	and other assets	$18,391

		$17,119		$18,391

Liability derivatives:
Foreign exchange contracts	Accrued expenses	$531	Accrued expenses	$607

		$531		$607

     The location and amount of gains (losses) on derivative instruments and related hedged items reported in the Consolidated Condensed Statements of Earnings were as follows:

		Three months ended March 31,
SFAS No. 133 Fair Value Hedging Relationship	Location of Gain (Loss) Recognized in Income	2009	2008
		(In thousands)

Derivative: Interest rate contract	Interest expense	$1,272	5,941
Hedged item: Fixed-rate debt	Interest expense	(1,272)	(5,941)

Total		$—	—

(M) GUARANTEES
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     At March 31, 2009 and December 31, 2008, the maximum determinable exposure of each type of guarantee and the corresponding liability, if any, recorded on the Consolidated Condensed Balance Sheets were as follows:

	March 31, 2009		December 31, 2008
	Maximum	Carrying	Maximum	Carrying
	Exposure of	Amount	Exposure of	Amount
Guarantee	Guarantee	of Liability	Guarantee	of Liability
	(In thousands)

Vehicle residual value guarantees—finance lease programs (1)	$2,182	970	$2,332	935
Used vehicle financing	4,058	321	4,162	472
Standby letters of credit	7,641	—	7,778	—

Total	$13,881	1,291	$14,272	1,407

(1)	Amounts exclude contingent rentals associated with residual value guarantees on certain vehicles held under operating leases for which the guarantees are conditioned upon disposal of the leased vehicles prior to the end of their lease term. At March 31, 2009 and December 31, 2008, Ryder’s maximum exposure for such guarantees was $184.2 million and $200.0 million, respectively, with $2.7 million and $2.4 million recorded as a liability at March 31, 2009 and December 31, 2008, respectively.
     At March 31, 2009 and December 31, 2008, we had letters of credit and surety bonds outstanding totaling $250.6 million and $249.2 million, respectively, which primarily guarantee the payment of insurance claims. Certain of these letters of credit and surety bonds guarantee insurance activities associated with insurance claim liabilities transferred in conjunction with the sale of our automotive transport business, reported as a discontinued operation in previous years. To date, the insurance claims, representing per-claim deductibles payable under third-party insurance policies, have been paid and continue to be paid by the company that assumed such liabilities. However, if all or a portion of the estimated outstanding assumed claims of approximately $7.6 million at March 31, 2009 are unable to be paid, the third-party insurers may have recourse against certain of the outstanding letters of credit provided by Ryder in order to satisfy the unpaid claim deductibles. In order to reduce our potential exposure to these claims, we have an irrevocable letter of credit from the purchaser of the business referred to above totaling $7.5 million at March 31, 2009. In April 2009, we drew upon this letter of credit. Periodically, an actuarial valuation is made in order to better estimate the amount of outstanding insurance claim liabilities.
(N) SHARE REPURCHASE PROGRAMS
     In December 2007, our Board of Directors authorized a $300 million discretionary share repurchase program over a period not to exceed two years. Additionally, our Board of Directors authorized a separate two-year anti-dilutive repurchase program. Under the anti-dilutive program, management is authorized to repurchase shares of common stock in an amount not to exceed the lesser of the number of shares issued to employees upon the exercise of stock options or through the employee stock purchase plan from the period beginning on September 1, 2007 to December 12, 2009, or 2 million shares. Share repurchases of common stock under both plans may be made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2007 programs, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended March 31, 2008, we repurchased and retired 840,000 shares under the $300 million program at an aggregate cost of $49.6 million, and 750,951 shares under the anti-dilutive repurchase program at an aggregate cost of $44.2 million. Towards the end of the third quarter of 2008, we temporarily paused purchases under both programs given current market conditions. We will continue to monitor financial conditions and will resume repurchases when we believe it is prudent to do so.
(O) COMPREHENSIVE INCOME
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

	Three months ended March 31,
	2009	2008
	(In thousands)

Net earnings	$6,838	56,082
Other comprehensive (loss) income:
Foreign currency translation adjustments	(20,877)	(4,973)
Net unrealized gain on derivative instruments	143	6
Amortization of transition obligation (1)	(4)	(6)
Amortization of net actuarial loss (1)	4,119	1,048
Amortization of prior service credit (1)	(372)	(516)
Change in net actuarial loss (1)	(144)	—

Total comprehensive (loss) income	$(10,297)	51,641

(1)	Amounts pertain to our pension and/or postretirement benefit plans and are presented net of tax. See Note (P), “Employee Benefit Plans,” for additional information.
(P) EMPLOYEE BENEFIT PLANS
     Components of net periodic benefit cost were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,
	2009	2008	2009	2008
	(In thousands)
Company-administered plans:
Service cost	$5,360	7,685	$385	387
Interest cost	23,080	23,337	741	691
Expected return on plan assets	(18,441)	(30,689)	—	—
Amortization of:
Transition obligation	(6)	(8)	—	—
Net actuarial loss	6,160	1,405	216	201
Prior service credit	(528)	(742)	(58)	(58)

	15,625	988	1,284	1,221
Union-administered plans	1,287	1,183	—	—

Net periodic benefit cost	$16,912	2,171	$1,284	1,221

Company-administered plans:
U.S.	$13,027	(913)	$1,024	983
Non-U.S.	2,598	1,901	260	238

	15,625	988	1,284	1,221
Union-administered plans	1,287	1,183	—	—

	$16,912	2,171	$1,284	1,221

     Pension Contributions
     We disclosed in our 2008 Annual Report that we estimated contributions of approximately $100 million to our pension plans during 2009 including voluntary U.S. contributions of approximately $73 million. At the present time, we have decided not to make the voluntary contributions to our U.S. pension plan in light of recent changes to enacted funding laws and regulations, as well as those still being considered. Based on this decision and updates to international pension plan contributions, we now expect to contribute approximately $23 million to our pension plans during 2009. During the three months ended March 31, 2009, global contributions of $4 million had been made to our pension plans.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     Pension and Other Postretirement Benefits Asset and Liability
     In July 2008, our Board of Directors approved an amendment to freeze the defined benefit portion of our Canadian retirement plan effective January 1, 2010 for current participants who do not meet certain grandfathering criteria. As a result, these employees will cease accruing further benefits under the defined benefit plan after January 1, 2010 and will begin receiving an enhanced benefit under the defined contribution portion of the plan. All retirement benefits earned as of January 1, 2010 will be fully preserved and will be paid in accordance with the plan and legal requirements. Employees hired after January 1, 2010 will not be eligible to participate in the Canadian defined benefit plan. The freeze of the Canadian defined benefit plan created a curtailment gain of $3.6 million (pre-tax) in the third quarter of 2008.
     Enhanced 401(k) Plan
     Effective January 1, 2008, employees who did not meet the grandfathering criteria for continued participation in U.S. pension plans are eligible to participate in a new enhanced 401(k) Savings Plan (Enhanced 401(k) Savings Plan). The Enhanced 401(k) Savings Plan provides for (i) a company contribution even if employees do not make contributions, (ii) a company match of employee contributions of eligible pay, subject to IRS limits and (iii) a discretionary company match based on our performance. Our original 401(k) Savings Plan only provided for a discretionary Ryder match based on Ryder’s performance. We did not change the savings plans available to non-pensionable employees. During the three months ended March 31, 2009 and 2008, we recognized total savings plan costs of $6.1 million and $10.0 million, respectively.
(Q) OTHER ITEMS IMPACTING COMPARABILITY
     Our primary measure of segment performance excludes certain items we do not believe are representative of the ongoing operations of the segment. We believe that excluding these items from our segment measure of performance allows for better comparison of results.
     In the fourth quarter of 2008, we were notified that a significant customer in Singapore would not renew their contract, which was set to expire in 2009. The notification triggered an analysis under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which required us to assess the recoverability of the facility used in this customer’s operation. During the fourth quarter of 2008, we recorded an impairment charge to reduce the carrying value of the facility to its fair value. Conditions in the real estate market in Singapore continued to deteriorate during the first quarter of 2009. As a result, we recorded an additional pre-tax impairment charge of $3.9 million to write-down the facility to its current fair value for the three months ended March 31, 2009. The charges were recorded within “Depreciation expense” in our Consolidated Condensed Statements of Earnings.
     During the fourth quarter of 2008, a customer in the SCS business segment in the U.K. declared bankruptcy and we determined the outstanding finance lease receivable was not recoverable. During the first quarter of 2009, we revised our estimate of recoverability and recorded a $0.2 million pre-tax benefit within “Operating expense” in our Consolidated Condensed Statements of Earnings.
(R) SEGMENT REPORTING
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
     Our primary measurement of segment financial performance, defined as “Net Before Taxes” (NBT), includes an allocation of CSS and excludes restructuring and other charges (recoveries), net described in Note (F), “Restructuring and Other Charges (Recoveries),” and excludes the items discussed in Note (Q), “Other Items Impacting Comparability.” CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal and corporate communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
costs for investor relations, public affairs and certain executive compensation. CSS costs attributable to the business segments are predominantly allocated to FMS, SCS and DCC as follows:
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
     The following tables set forth financial information for each of Ryder’s business segments and a reconciliation between segment NBT and earnings before income taxes for the three months ended March 31, 2009 and 2008. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

	FMS	SCS	DCC	Eliminations	Total
	(In thousands)
For the three months ended
March 31, 2009
Revenue from external customers	$790,557	297,477	115,026	—	1,203,060
Inter-segment revenue	72,079	—	—	(72,079)	—

Total revenue	$862,636	297,477	115,026	(72,079)	1,203,060

Segment NBT	$30,406	(1,878)	10,267	(5,789)	33,006

Unallocated CSS					(6,927)
Restructuring and other charges, net and other items(1)					(7,928)

Earnings before income taxes					$18,151

Segment capital expenditures (2),(3)	$247,018	2,895	210	—	250,123

Unallocated CSS					1,910

Capital expenditures					$252,033

March 31, 2008
Revenue from external customers	$992,227	414,177	137,178	—	1,543,582
Inter-segment revenue	113,384	—	—	(113,384)	—

Total revenue	$1,105,611	414,177	137,178	(113,384)	1,543,582

Segment NBT	$91,438	8,313	11,316	(7,518)	103,549

Unallocated CSS					(11,540)
Restructuring and other recoveries, net					78

Earnings before income taxes					$92,087

Segment capital expenditures (2), (3)	$255,474	14,590	395	—	270,459

Unallocated CSS					3,354

Capital expenditures					$273,813

(1)	See Note (Q), “Other Items Impacting Comparability,” for a discussion of items, in addition to restructuring and other charges, net that are excluded from our primary measure of segment performance.

(2)	Excludes revenue earning equipment acquired under capital leases.

(3)	Excludes acquisition payments of $85.5 million and $92.8 million during the three months ended March 31, 2009 and 2008, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     We have a diversified portfolio of customers across a full array of transportation and logistics solutions and across many industries. We believe this will help to mitigate the impact of adverse downturns in specific sectors of the economy. Our portfolio of full service lease and commercial rental customers is not concentrated in any one particular industry or geographic region. Our largest customer, General Motors Corporation, accounted for approximately 3% and 5% of consolidated revenue for the three months ended March 31, 2009 and 2008, respectively, and is comprised of multiple contracts within our SCS business segment in various geographic regions. GM also accounted for approximately 13% and 18% of SCS total revenue for the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009 and December 31, 2008, GM trade accounts receivable were $32.3 million or 7% and $42.1 million or 8%, respectively, of our trade accounts receivable.
(S) RECENT ACCOUNTING PRONOUNCEMENTS
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosure about fair value of financial instruments in interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We will include the disclosures required under this FSP beginning in our June 30, 2009 Consolidated Condensed Financial Statements. The adoption of FSP FAS 107-1 and APB 28-1 will have no impact on our consolidated financial position, results of operations or cash flows.
     In December 2008, the FASB issued FSP No. 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets.” This FSP requires enhanced disclosures about plan assets of a defined benefit pension or other postretirement plan including information on investment policies and strategies, major categories of plan assets and fair value measurements. The disclosures required by this FSP are effective for financial statements issued for fiscal years ending after December 15, 2009 with early adoption permitted. We will include the enhanced disclosures required under this FSP beginning in our December 31, 2009 Form 10-K. The adoption of FSP No. 132(R)-1 will have no impact on our consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS —
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
OVERVIEW
     The following discussion should be read in conjunction with the unaudited Consolidated Condensed Financial Statements and notes thereto included under Item 1. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2008 Annual Report on Form 10-K.
     Ryder System, Inc. (Ryder) is a global leader in transportation and supply chain management solutions. Our business is divided into three business segments: Fleet Management Solutions (FMS), which provides full service leasing, contract maintenance, contract-related maintenance and commercial rental of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; Supply Chain Solutions (SCS), which provides comprehensive supply chain consulting including distribution and transportation services throughout North America and in South America, Europe and Asia; and Dedicated Contract Carriage (DCC), which provides vehicles and drivers as part of a dedicated transportation solution in the U.S. We operate in highly competitive markets. Our customers select us based on numerous factors including service quality, price, technology and service offerings. As an alternative to using our services, customers may choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors. Our customer base includes enterprises operating in a variety of industries including automotive, electronics, transportation, grocery, lumber and wood products, food service, and home furnishing. During the fourth quarter of 2008, we decided to discontinue operations in Brazil, Argentina, and Chile during 2009 and transition out of specific Supply Chain Solutions customer contracts in Europe. These operations will be reported as part of continuing operations in our Consolidated Condensed Financial Statements until all operations cease.
ITEMS AFFECTING COMPARABILITY BETWEEN PERIODS
     Accounting Changes
     See Note (B), “Accounting Changes,” for a discussion of the impact of changes in accounting standards.
ACQUISITIONS
     We have completed various asset purchases in the past year, under which we acquired a company’s fleet of vehicles and contractual customers. The FMS acquisitions operate under Ryder’s name and complement our existing market coverage and service network. The results of these acquisitions have been included in our consolidated results since the dates of acquisition.
     All acquisitions during 2009 and 2008 were as follows:

			Contractual
Company Acquired	Date	Vehicles	Customers	Market
Edart Leasing LLC	February 2, 2009	1,600	340	Northeast U.S.
Gordon Truck Leasing	August 29, 2008	500	130	Pennsylvania
Gator Leasing, Inc.	May 12, 2008	2,300	300	Florida
Lily Transportation Corp.	January 11, 2008	1,600	200	Northeast U.S.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
CONSOLIDATED RESULTS

	Three months ended March 31,		Change
	2009	2008	2009/2008
	(In thousands, except per share amounts)

Earnings before income taxes	$18,151	92,087	(80)%
Provision for income taxes	11,313	36,005	(69)

Net earnings	$6,838	56,082	(88)%

Per diluted common share (EPS)	$0.12	0.96	(88)%

Weighted-average shares outstanding — Diluted	55,281	57,973	(5)%

     Earnings before income taxes in the first three months of 2009 decreased $73.9 million to $18.2 million compared with the same period in the prior year. The continued deterioration in global economic conditions in the first quarter of 2009 resulted in sharply lower earnings compared to the first quarter of 2008. Our results reflect continued declines in freight demand which has most significantly impacted our FMS business segment. In addition, automotive production volumes have reached significant lows, further impacting our SCS business segment. Earnings in the first quarter were also negatively impacted by a higher effective tax rate compared to the same period in 2008 due to non-deductible foreign operating losses and charges.
     See “Operating Results by Business Segment” for a further discussion of operating results.

	Three months ended March 31,		Change
	2009	2008	2009/2008
	(In thousands)

Revenue:
Fleet Management Solutions	$862,636	1,105,611	(22)%
Supply Chain Solutions	297,477	414,177	(28)
Dedicated Contract Carriage	115,026	137,178	(16)
Eliminations	(72,079)	(113,384)	36

Total	$1,203,060	1,543,582	(22)%

Operating revenue (1)	$1,008,064	1,171,707	(14)%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our businesses and as a measure of sales activity. FMS fuel services revenue net of related intersegment billings, which is directly impacted by fluctuations in market fuel prices, is excluded from the operating revenue computation as fuel is largely a pass-through to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. Subcontracted transportation is deducted from total revenue to arrive at operating revenue as subcontracted transportation is typically a pass-through to our customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Operating revenue is also a primary internal operating metric used to measure segment performance. Refer to the section titled “Non-GAAP Financial Measures” for a reconciliation of total revenue to operating revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     Total revenue decreased 22% to $1.20 billion in the first quarter of 2009 compared with the same period in 2008. The decline in total revenue was primarily due to lower fuel services revenue from lower fuel costs and gallons sold and lower operating revenue. Operating revenue decreased 14% in the first quarter of 2009 primarily due to lower automotive production volumes, an unfavorable impact from foreign exchange, lower SCS and DCC fuel revenues and lower commercial rental revenue. Operating revenue was negatively impacted by lower miles driven by existing customers and an increase in customers downsizing their lease fleets. Total revenue and operating revenue in the first quarter of 2009 both included an unfavorable foreign exchange impact of 4%, due primarily to the weakening of the Canadian dollar and British pound.

	Three months ended March 31,		Change
	2009	2008	2009/2008
	(Dollars in thousands)

Operating expense (exclusive of items shown separately)	$544,466	763,767	(29)%
Percentage of revenue	45%	49%
     Operating expense and operating expense as a percentage of revenue decreased in 2009 primarily as a result of lower average fuel costs. The reduction in fuel costs over the prior year was driven by the decline in fuel prices as well as a lower number of gallons purchased.

	Three months ended March 31,		Change
	2009	2008	2009/2008
	(Dollars in thousands)

Salaries and employee-related costs	$310,258	358,370	(13)%
Percentage of revenue	26%	23%
Percentage of operating revenue	31%	31%
     Salaries and employee-related costs decreased in the first quarter of 2009 compared with the same period in 2008 because of lower headcount and foreign exchange impact. The lower headcount was driven by lower volumes in our SCS and DCC business segments and workforce reductions made as part of the restructuring initiatives announced in the fourth quarter of 2008. In addition, salaries and employee-related costs decreased because of lower incentive-based compensation, commissions and discretionary match into the 401(k) savings plan based on company performance. The decrease in salaries and employee-related costs was partially offset by a $14.7 million increase in pension expense caused by significant negative pension asset returns in 2008.

	Three months ended March 31,		Change
	2009	2008	2009/2008
	(Dollars in thousands)

Subcontracted transportation	$52,620	75,331	(30)%
Percentage of revenue	4%	5%
     Subcontracted transportation expense represents freight management costs on logistics contracts for which we purchase transportation from third parties. Subcontracted transportation expense is directly impacted by whether we are acting as an agent or principal in our transportation management contracts. To the extent that we are acting as a principal, revenue is reported on a gross basis and carriage costs to third parties are recorded as subcontracted transportation expense. The impact to net earnings is the same whether we are acting as an agent or principal in the arrangement. Subcontracted transportation expense decreased in 2009 compared with the same period in 2008 as a result of decreased freight volumes in the current economic environment.

	Three months ended March 31,		Change
	2009	2008	2009/2008
	(In thousands)

Depreciation expense	$222,521	205,960	8%
Gains on vehicle sales, net	(3,973)	(12,426)	(68)
Equipment rental	15,607	21,526	(27)
     Depreciation expense relates primarily to FMS revenue earning equipment. Depreciation expense increased in the first quarter of 2009 compared with the same period in 2008, because of $5.5 million of increased write-downs in the carrying value of vehicles

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
held for sale, the impact of recent acquisitions and an impairment charge of $3.9 million on a Singapore facility partially offset by the impact of foreign exchange rates. Revenue earning equipment held for sale is recorded at the lower of fair value less cost to sell or net carrying value. We stratify our fleet by vehicle type (tractors, trucks, trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. Fair value is determined based upon recent market prices obtained from our own sales experience for sales of each class of similar assets and vehicle condition.
     Gains on vehicle sales, net decreased in the first quarter of 2009 compared with the same period in 2008 because of lower average pricing on vehicles sold and, to a lesser extent, a decline in the number of vehicles sold.
     Equipment rental consists primarily of rent expense for FMS revenue earning equipment under lease. The decrease in equipment rental in the first quarter of 2009 compared with the same period in 2008 reflects a reduction in the average number of leased vehicles.

	Three months ended March 31,		Change
	2009	2008	2009/2008
	(Dollars in thousands)

Interest expense	$38,807	37,428	4%
Effective interest rate	5.4%	5.4%
     Interest expense increased in the first quarter of 2009 compared with the same period in 2008 because of higher average debt balances.

	Three months ended March 31,
	2009	2008
	(In thousands)

Miscellaneous expense, net	$418	1,617
     Miscellaneous expense, net consists of investment losses (income) on securities used to fund certain benefit plans, interest income, losses (gains) from sales of operating property, foreign currency transaction losses (gains), and other non-operating items. Miscellaneous expense, net decreased in the first quarter of 2009 compared with the same period in 2008, primarily due to lower losses in our investment securities over the prior year and lower foreign exchange losses.

	Three months ended March 31,
	2009	2008
	(In thousands)

Restructuring and other charges (recoveries), net	$4,185	(78)
     Restructuring and other charges (recoveries), net in the first three months of 2009 were primarily due to ongoing costs related to the restructuring plan initiatives announced in the fourth quarter of 2008. During the first quarter of 2009, we recorded $1.8 million related to exiting SCS operations in South America and Europe. These charges included $0.6 million of employee severance and benefit costs related to retention bonuses and refinements in estimates recorded in the prior year. The charges also included $0.3 million of contract termination costs and $0.9 million related to plan implementation costs, mostly professional service fees. We expect to exit our supply chain operations in South America and Europe by the latter half of 2009. During the first quarter of 2009, we also recorded $2.4 million related to workforce reductions and refinements in estimates of prior year charges. We eliminated approximately 30 positions in 2009 as part of our continued cost containment initiatives. The workforce reductions were substantially completed during the first quarter of 2009. We expect to realize annual savings of approximately $5 million from the 2009 workforce reductions in addition to the annual savings of approximately $38 million from the 2008 actions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

	Three months ended March 31,		Change
	2009	2008	2009/2008
	(Dollars in thousands)

Provision for income taxes	$11,313	36,005	(69)%
Effective tax rate	62.3%	39.1%
     Our effective income tax rate for the first quarter of 2009 increased compared with the same period in 2008 due to non-deductible foreign operating losses and charges in the current year.
OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended March 31,		Change
	2009	2008	2009/2008
	(In thousands)
Revenue:
Fleet Management Solutions	$862,636	1,105,611	(22)%
Supply Chain Solutions	297,477	414,177	(28)
Dedicated Contract Carriage	115,026	137,178	(16)
Eliminations	(72,079)	(113,384)	36

Total	$1,203,060	1,543,582	(22)%

Operating Revenue:
Fleet Management Solutions	$692,318	746,987	(7)%
Supply Chain Solutions	247,147	341,999	(28)
Dedicated Contract Carriage	112,736	134,025	(16)
Eliminations	(44,137)	(51,304)	14

Total	$1,008,064	1,171,707	(14)%

NBT:
Fleet Management Solutions	$30,406	91,438	(67)%
Supply Chain Solutions	(1,878)	8,313	NM
Dedicated Contract Carriage	10,267	11,316	(9)
Eliminations	(5,789)	(7,518)	23

	33,006	103,549	(68)
Unallocated Central Support Services	(6,927)	(11,540)	40
Restructuring and other (charges) recoveries, net and other items	(7,928)	78	NM

Earnings before income taxes	$18,151	92,087	(80)%

     As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Net Before Taxes” (NBT), which includes an allocation of Central Support Services (CSS), excludes restructuring and other charges, net, described in Note (F), “Restructuring and Other Charges (Recoveries),” and excludes the items discussed in Note (Q), “Other Items Impacting Comparability.” CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal and corporate communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included within the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation. See Note (R), “Segment Reporting,” in the Notes to Consolidated Condensed Financial Statements for a description of how the remainder of CSS costs are allocated to the business segments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The following table provides a reconciliation of items excluded from our segment NBT measure to their classification within our Consolidated Condensed Statements of Earnings:

	Consolidated
	Condensed Statements of	Three months ended March 31,
Description	Earnings Line Item (1)	2009	2008
		(In thousands)

Restructuring and other (charges) recoveries, net	Restructuring	$(4,185)	78
International asset write-off	Operating expense	181	—
International asset impairment	Depreciation expense	(3,924)	—

Restructuring and other charges, net and other items		$(7,928)	78

(1)	Restructuring refers to “Restructuring and other charges (recoveries), net” on our Consolidated Condensed Statements of Earnings.
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
     The following table sets forth equipment contribution included in NBT for our SCS and DCC business segments:

	Three months ended March 31,		Change
	2009	2008	2009/2008
	(In thousands)
Equipment contribution:
Supply Chain Solutions	$2,782	4,135	(33)%
Dedicated Contract Carriage	3,007	3,383	(11)

Total	$5,789	7,518	(23)%

Fleet Management Solutions

	Three months ended March 31,		Change
	2009	2008	2009/2008
	(Dollars in thousands)

Full service lease	$491,674	504,161	(2)%
Contract maintenance	41,388	40,637	2

Contractual revenue	533,062	544,798	(2)
Contract-related maintenance	44,991	51,710	(13)
Commercial rental	99,210	132,738	(25)
Other	15,055	17,741	(15)

Operating revenue (1)	692,318	746,987	(7)
Fuel services revenue	170,318	358,624	(53)

Total revenue	$862,636	1,105,611	(22)%

Segment NBT	$30,406	91,438	(67)%

Segment NBT as a % of total revenue	3.5%	8.3%	(480) bps

Segment NBT as a % of operating revenue (1)	4.4%	12.2%	(780) bps

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our FMS business segment and as a measure of sales activity. Fuel services revenue, which is directly impacted by fluctuations in market fuel prices, is excluded from our operating revenue computation as fuel is largely a pass-through to customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     Total revenue decreased 22% during the first quarter of 2009 compared with the same period in 2008 due primarily to lower fuel services revenue. Fuel services revenue decreased in 2009 due to lower fuel prices and reduced fuel volumes. Operating revenue (revenue excluding fuel) decreased 7% in the first quarter of 2009 compared with the same period in 2008 as the decline in commercial rental revenue, unfavorable foreign exchange impact, lower miles driven per unit and lower number of units earning revenue more than offset the contractual revenue growth from acquisitions. Total revenue and operating revenue in the first quarter of 2009 included an unfavorable foreign exchange impact of 3% and 4%, respectively.
     Full service lease revenue decreased 2% in the first quarter of 2009 compared with the same period in 2008 reflecting a 4 percentage point unfavorable impact of foreign exchange rates. Excluding foreign exchange, full service lease revenue grew 2% as contractual revenue growth, primarily from acquisitions, was partially offset by lower variable revenue from fewer miles driven by our customers with their fleets and an increase in customer fleet downsizing actions. Contract maintenance revenue increased 2% in the first quarter of 2009 compared with the same period in 2008 due to contract sales in the prior year partially offset by lower variable revenue from fewer miles per vehicle driven by our customers. We expect similar contractual revenue comparisons to continue in the near term based on recent sales activity and the impact of the freight recession. Commercial rental revenue decreased 25% in the first quarter of 2009 compared with the same period in 2008. Weak economic conditions drove a decrease in global commercial rental demand and, to a lesser extent, contributed to a more aggressive pricing environment which led to a significant decline in revenue. We expect similar commercial rental revenue comparisons to continue in the near term based on recent market trends.
     The following table provides commercial rental statistics on our global fleet:

	Three months ended March 31,		Change
	2009	2008	2009/2008
	(Dollars in thousands)

Non-lease customer rental revenue	$55,993	71,817	(22)%

Lease customer rental revenue (1)	$43,217	60,921	(29)%

Average commercial rental power fleet size – in service (2), (3)	24,300	24,600	(1)%

Commercial rental utilization – power fleet	61.3%	68.7%	(740) bps

(1)	Lease customer rental revenue is revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.

(2)	Number of units rounded to nearest hundred and calculated using quarterly average unit counts.

(3)	Fleet size excluding trailers.
     FMS NBT decreased $61.0 million in the first quarter of 2009 compared with the same period in 2008 primarily driven by the current economic slowdown and freight recession. This decrease in NBT was related to a decline in global commercial rental results, lower used vehicle sales results, higher pension expense and lower contractual business performance. These items were partially offset by cost reduction initiatives, including workforce reductions announced in the fourth quarter of 2008. Commercial rental results were impacted by weak global demand which drove lower utilization and, to a lesser extent, reduced pricing. Used vehicle sales results were also impacted by weak demand which drove lower pricing and volume, as well as higher inventory levels compared with the prior year period. Pension expense significantly increased in 2009 primarily because of poor performance in the overall stock market in 2008. Contractual business performance was adversely impacted by the protracted length and increased severity of the current freight recession which has resulted in reduced customer demand for new leases and an increased number of customers downsizing their fleets. Customers are also driving significantly fewer miles with their existing fleets, which lowers our variable revenue and fuel gallons sold.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):

				Change
	March 31,	December 31,	March 31,	Mar. 2009/	Mar. 2009/
	2009	2008	2008	Dec. 2008	Mar. 2008
End of period vehicle count

By type:
Trucks (1)	69,200	68,300	63,400	1%	9%
Tractors (2)	52,700	51,900	50,600	2	4
Trailers (3)	39,300	39,900	40,200	(2)	(2)
Other	3,300	3,400	7,100	(3)	(54)

Total	164,500	163,500	161,300	1%	2%

By ownership:
Owned	159,300	158,200	155,500	1%	2%
Leased	5,200	5,300	5,800	(2)	(10)

Total	164,500	163,500	161,300	1%	2%

By product line:
Full service lease	121,700	120,700	116,600	1%	4%
Commercial rental	30,500	32,300	34,600	(6)	(12)
Service vehicles and other	2,800	2,800	3,600	—	(22)

Active units	155,000	155,800	154,800	(1)	—
Held for sale	9,500	7,700	6,500	23	46

Total	164,500	163,500	161,300	1%	2%

Customer vehicles under contract maintenance	36,400	35,500	32,400	3%	12%

Quarterly average vehicle count

By product line:
Full service lease	121,100	120,600	116,100	—%	4%
Commercial rental	31,400	33,100	34,400	(5)	(9)
Service vehicles and other	2,800	2,800	3,500	—	(20)

Active units	155,300	156,500	154,000	(1)	1
Held for sale	8,700	6,600	7,000	32	24

Total	164,000	163,100	161,000	1%	2%

Customer vehicles under contract maintenance	36,000	34,900	32,000	3%	13%

(1)	Generally comprised of Class 1 through Class 6 type vehicles with a Gross Vehicle Weight (GVW) up to 26,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Classes 7 and 8 type vehicles with a GVW of over 26,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.

Note:	Prior year vehicle counts have been reclassified to conform to current year presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The following table provides a breakdown of our non-revenue earning equipment included in our global fleet count above (number of units rounded to nearest hundred):

				Change
	March 31	December 31,	March 31,	Mar. 2009/	Mar. 2009/
	2009	2008	2008	Dec. 2008	Mar 2008

Not yet earning revenue (NYE)	1,100	1,500	2,200	(27)%	(50)%
No longer earning revenue (NLE):
Units held for sale	9,500	7,700	6,500	23	46
Other NLE units	4,500	2,900	2,900	55	55

Total	15,100	12,100	11,600	25%	30%

     NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. For 2009, the number of NYE units decreased compared with the same period in the prior year consistent with lower lease replacement activity. NLE units represent all vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. For 2009, the number of NLE units increased compared with the prior year because of increased used vehicle inventory levels, lower rental utilization and increased customer downsizings of their lease fleets. We expect higher year over year NLE levels throughout the year.
Supply Chain Solutions

	Three months ended March 31,		Change
	2009	2008	2009/2008
	(Dollars in thousands)
U.S. operating revenue:
Automotive	$79,113	133,961	(41)%
High-Tech and Consumer	52,297	50,480	4
Industrial and Other	40,996	42,619	(4)

U.S. operating revenue	172,406	227,060	(24)

International operating revenue:
South America and Europe	18,744	35,693	(47)
Other	55,997	79,246	(29)

International operating revenue	74,741	114,939	(35)

Total operating revenue (1)	247,147	341,999	(28)
Subcontracted transportation	50,330	72,178	(30)

Total revenue	$297,477	414,177	(28)%

Segment NBT	$(1,878)	8,313	NM

Segment NBT as a % of total revenue	(0.6)%	2.0%	(260	) bps

Segment NBT as a % of total operating revenue (1)	(0.8)%	2.4%	(320	) bps

Memo: Fuel costs (2)	$15,115	40,448	(63)%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of the SCS business segment and as a measure of sales activity. Subcontracted transportation is deducted from total revenue to arrive at operating revenue as subcontracted transportation is typically a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Operating revenue is also a primary internal operating metric and is used to measure segment performance.

(2)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.
     Total revenue and operating revenue decreased 28% in the first quarter of 2009 compared with the same period in 2008 as a result of lower automotive production volumes, including several plant shutdowns, unfavorable foreign exchange impact and lower fuel volume and fuel prices. In the first quarter of 2009, both SCS total revenue and operating revenue included an unfavorable foreign currency exchange impact of 6%. We expect unfavorable revenue comparisons to continue in the near term based on automotive production volumes as well as our previously announced plan to discontinue operations in South America and Europe. At the end of 2008, we announced that we were transitioning out of our operations in Brazil, Argentina, Chile and Europe.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     Our largest customer, General Motors Corporation, accounted for approximately 13% of SCS total revenue and operating revenue, respectively, for the three months ended March 31, 2009, and is comprised of multiple contracts in various geographic regions. For the first three months of 2008, General Motors Corporation accounted for approximately 18% of SCS total revenue and operating revenue, respectively.
     SCS NBT decreased $10.2 million in the three months ended March 31, 2009 compared with the same period in 2008 because of significantly reduced North America automotive volumes which decreased NBT by $7.2 million. SCS NBT also included a loss of $3.5 million related to operations in South America and Europe which will be discontinued by year-end.
Dedicated Contract Carriage

	Three months ended March 31,		Change
	2009	2008	2009/2008
	(Dollars in thousands)

Operating revenue (1)	$112,736	134,025	(16)%
Subcontracted transportation	2,290	3,153	(27)

Total revenue	$115,026	137,178	(16)%

Segment NBT	$10,267	11,316	(9)%

Segment NBT as a % of total revenue	8.9%	8.2%	70	bps

Segment NBT as a % of operating revenue (1)	9.1%	8.4%	70	bps

Memo: Fuel costs (2)	$16,029	30,771	(48)%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of the DCC business segment and as a measure of sales activity. Subcontracted transportation is deducted from total revenue to arrive at operating revenue as subcontracted transportation is typically a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Operating revenue is also a primary internal operating metric and is used to measure segment performance.

(2)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.
     Total revenue and operating revenue decreased in the first quarter of 2009 compared with the same period in 2008 as a result of lower fuel costs pass-throughs and lower volumes. We expect similar revenue comparisons to continue in the near term due to recent sales activity.
     DCC NBT decreased 9% in the first quarter of 2009 compared with the same period in 2008 due to the decline in revenue and was partially offset by better operating performance and lower overhead spending.
Central Support Services

	Three months ended March 31,		Change
	2009	2008	2009/2008
	(In thousands)

Human resources	$3,645	3,892	(6)%
Finance	12,442	13,790	(10)
Corporate services and public affairs	2,838	3,861	(26)
Information technology	12,971	13,958	(7)
Health and safety	1,667	1,966	(15)
Other	4,661	9,313	(50)

Total CSS	38,224	46,780	(18)
Allocation of CSS to business segments	(31,297)	(35,240)	11

Unallocated CSS	$6,927	11,540	(40)%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     Total CSS costs in the first quarter of 2009 decreased compared with the same period in 2008 as a result of higher spending on information technology initiatives and public affairs in 2008 and the benefit of cost reduction actions. Unallocated CSS costs decreased compared with 2008 because of higher spending in 2008 on public affairs, lower incentive-based compensation and lower losses on investment securities.
FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
     The following is a summary of our cash flows from operating, financing and investing activities:

	Three months ended March 31,
	2009	2008
	(In thousands)
Net cash provided by (used in):
Operating activities	$253,795	300,252
Financing activities	(22,955)	(56,045)
Investing activities	(257,619)	(249,703)
Effect of exchange rate changes on cash	(1,952)	3,658

Net change in cash and cash equivalents	$(28,731)	(1,838)

     A detail of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.
     Cash provided by operating activities decreased to $253.8 million in the three months ended March 31, 2009 compared to $300.3 million in 2008, due primarily to lower deferred income taxes caused by lower projected capital spending levels in 2009 and lower cash based earnings. Cash used in financing activities in the three months ended March 31, 2009 was $23.0 million compared to $56.0 million in 2008. In 2009, we used less cash for financing activities primarily because of net share repurchases in the prior year compared with no repurchases in the current year. The decline in cash used for financing activities was slightly offset by net debt repayments in 2009 compared to net borrowings in 2008. Cash used in investing activities increased to $257.6 million in the three months ended March 31, 2009 compared to $249.7 million in 2008 primarily due to a higher amount of restricted cash released in 2008 for our like-kind exchange programs.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The following table shows the sources of our free cash flow computation:

	Three months ended March 31,
	2009	2008
	(In thousands)

Net cash provided by operating activities	$253,795	300,252
Sales of revenue earning equipment	46,397	74,304
Sales of operating property and equipment	795	679
Collections on direct finance leases	21,468	17,628
Other, net	—	395

Total cash generated	322,455	393,258
Purchases of property and revenue earning equipment	(252,033)	(273,813)

Free cash flow	$70,422	119,445

     The decline in free cash flow to $70.4 million for the three months ended March 31, 2009 compared to $119.4 million for the same period in 2008 was driven by lower earnings. Full year 2009 free cash flow is expected to improve from the previous forecast because of lower net capital expenditures, lower expected pension contributions, and reduced cash taxes due in part to recent government economic stimulus packages.
     The following table provides a summary of capital expenditures:

	Three months ended March 31,
	2009	2008
	(In thousands)

Revenue earning equipment: (1)
Full service lease	$205,664	248,902
Commercial rental	3,786	54,365

	209,450	303,267
Operating property and equipment	15,236	29,163

Total capital expenditures	224,686	332,430
Changes in accounts payable related to purchases of revenue earning equipment	27,347	(58,617)

Cash paid for purchases of property and revenue earning equipment	$252,033	273,813

(1)	Capital expenditures exclude revenue earning equipment acquired under capital leases of $1.9 million and $0.8 million during the three months ended March 31, 2009 and 2008, respectively.
     Capital expenditures (accrual basis) of $224.7 million were lower for the three months ended March 31, 2009 compared with the same period in 2008 principally as a result of the elimination of rental spending based on market demand and reduced spending on full service lease for replacement and expansion of customer fleets. The decrease in capital expenditures related to operating property and equipment reflect our investments in information technology initiatives and real estate properties in the prior year. We now anticipate reduced capital expenditures relative to the previous forecast due to lower expected levels of new lease sales and replacements.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
       Our debt ratings at March 31, 2009 were as follows:

	Short-term	Long-term	Outlook

Moody’s Investors Service	P2	Baa1	Stable (reaffirmed February 2009)
Standard & Poor’s Ratings Services	A2	BBB+	Negative (January 2009)
Fitch Ratings	F2	A-	Stable (reaffirmed March 2009)
         Global capital and credit markets, including the commercial paper markets, have been experiencing volatility and disruption. Despite this volatility and disruption, we have continued to have access to the commercial paper markets. There is no guarantee that such markets will continue to be available to us at terms commercially acceptable to us or at all. If we cease to have access to commercial paper and other sources of unsecured borrowings, we would meet our liquidity needs by drawing upon contractually committed lending agreements as described below and/or by seeking other funding sources. We believe that our operating cash flow, together with our revolving credit facility and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us or at all.
       We can borrow up to $870 million through a global revolving credit facility with a syndicate of twelve lenders. The credit facility matures in May 2010 and is used primarily to finance working capital and provide support for the issuance of commercial paper in the U.S. and Canada. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at March 31, 2009). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 11 basis points, which applies to the total facility of $870 million, and is based on Ryder’s current credit ratings. The credit facility contains no provisions restricting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated tangible net worth, as defined in the agreement, of less than or equal to 300%. The ratio at March 31, 2009 was 190%. At March 31, 2009, $559.0 million was available under the credit facility. Foreign borrowings of $21.4 million were outstanding under the facility at March 31, 2009.
       In September 2008, we renewed our trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to Ryder Receivable Funding II, L.L.C. (RRF LLC), a bankruptcy remote, consolidated subsidiary of Ryder, that in turn may sell, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in our unsecured debt ratings and changes in interest rates. The available proceeds that may be received under the program are limited to $250 million. If no event occurs which causes early termination, the 364-day program will expire on September 8, 2009. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the securitized receivables. At March 31, 2009 and December 31, 2008, $90 million and $190 million, respectively, was outstanding under the program and was included within “Short-term debt and current portion of long-term debt” on our Consolidated Condensed Balance Sheet.
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
       On February 27, 2007, Ryder filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission. The registration is for an indeterminate number of securities and is effective for three years. Under this universal shelf registration statement, we have the capacity to offer and sell from time to time various types of securities, including common stock,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
preferred stock and debt securities, subject to market demand and ratings status. See Note (J), “Debt,” for issuances under this registration statement.
       At March 31, 2009, we had the following amounts available to fund operations under the aforementioned facilities:

(In millions)
Global revolving credit facility	$559
Trade receivables program	160
       The following table shows the movements in our debt balance:

	Three months ended March 31,
	2009	2008
	(In thousands)

Debt balance at January 1	$2,862,799	2,776,129

Cash-related changes in debt:
Net change in commercial paper borrowings	266,089	(238,351)
Proceeds from issuance of medium-term notes	—	250,000
Proceeds from issuance of other debt instruments	66	203,624
Retirement of medium-term notes and debentures	(173,000)	—
Other debt repaid, including capital lease obligations	(104,651)	(201,726)

	(11,496)	13,547

Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	(1,272)	5,941
Addition of capital lease obligations, including acquisitions	1,949	1,675
Changes in foreign currency exchange rates and other non-cash items	(4,592)	(806)

Total changes in debt	(15,411)	20,357

Debt balance at March 31	$2,847,388	2,796,486

       In accordance with our funding philosophy, we attempt to match the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25% — 45% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total obligations (including notional value of swap agreements) was 31% at March 31, 2009 and 26% at December 31, 2008.
       Ryder’s leverage ratios and a reconciliation of on-balance sheet debt to total obligations were as follows:

	March 31,	% to	December 31,	% to
	2009	Equity	2008	Equity
	(Dollars in thousands)

On-balance sheet debt	$2,847,388	214%	2,862,799	213%
Off-balance sheet debt—PV of minimum lease payments and guaranteed residual values under operating leases for vehicles (1)	148,093		163,039

Total obligations	$2,995,481	226%	3,025,838	225%

(1)	Present value (PV) does not reflect payments Ryder would be required to make if we terminated the related leases prior to the scheduled expiration dates.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
       Our long-term target percentage of total obligations to equity is 250% to 300% while maintaining a strong investment grade rating. We believe this leverage range is appropriate for our business due to the liquidity of our vehicle portfolio and because of the substantial revenue component that is supported by long-term customer contracts related to those vehicles.
Off-Balance Sheet Arrangements
       We periodically enter into sale-leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions that are not deemed to be variable interest entities (VIEs). In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense. These leases contain limited guarantees by us of the residual values of the leased vehicles (residual value guarantees) that are conditioned upon disposal of the leased vehicles prior to the end of their lease term. The amount of future payments for residual value guarantees will depend on the market for used vehicles and the condition of the vehicles at time of disposal. See Note (M), “Guarantees,” in the Notes to Consolidated Condensed Financial Statements for additional information. We did not enter into any sale-leaseback transactions during the three months ended March 31, 2009 or 2008.
Pension Information
       The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. We disclosed in our 2008 Annual Report that we estimated contributions of approximately $100 million to our pension plans during 2009 including voluntary U.S. contributions of approximately $73 million. At the present time, we have decided not to make the voluntary contributions to our U.S. pension plan in light of recent changes to enacted funding laws and regulations, as well as those still being considered. Based on this decision and updates to international pension plan contributions, we now expect to contribute approximately $23 million to our pension plans during 2009. During the three months ended March 31, 2009, global contributions of $4 million had been made to our pension plans. Changes in interest rates and the market value of the securities held by the plans during 2009 could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in 2010 and beyond. See Note (P), “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.
Share Repurchases and Cash Dividends
       As discussed in Note (N), “Share Repurchase Programs,” in December 2007, our Board of Directors authorized a $300 million discretionary share repurchase program over a period not to exceed two years. Additionally, our Board of Directors authorized a separate two-year anti-dilutive repurchase program. For the three months ended March 31, 2009, no repurchases were made under the $300 million program or the anti-dilutive repurchase program. The timing and amount of repurchase transactions is determined based on management’s evaluation of market conditions, share price and other factors. Towards the end of the third quarter of 2008, we temporarily paused purchases under both programs given current market conditions. We will continue to monitor financial conditions and will resume repurchases when we believe it is prudent to do so.
       In February 2009, our Board of Directors declared a quarterly cash dividend of $0.23 per share of common stock.
RECENT ACCOUNTING PRONOUNCEMENTS
       See Note (S), “Recent Accounting Pronouncements,” in the Notes to Consolidated Condensed Financial Statements for a discussion of recent accounting pronouncements.

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
       The following table provides a numerical reconciliation of total revenue to operating revenue which was not provided within the MD&A discussion:

	Three months ended March 31,
	2009	2008
	(In thousands)

Total revenue	$1,203,060	1,543,582
Fuel services and subcontracted transportation revenue (1)	(222,938)	(433,955)
Fuel eliminations	27,942	62,080

Operating revenue	$1,008,064	1,171,707

(1)	Includes intercompany fuel sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
FORWARD-LOOKING STATEMENTS
       Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:
•	our expectations as to anticipated revenue and earnings trends and the future impact of current economic conditions, particularly the freight recession and automotive volume declines;

•	our ability to successfully achieve the operational goals that are the basis of our business strategies, including offering competitive pricing, diversifying our customer base, optimizing asset utilization, leveraging the expertise of our various business segments, serving our customers’ global needs and expanding our support services;

•	impact of losses from conditional obligations arising from guarantees;

•	our expectations of the long-term residual values of revenue earning equipment;

•	number of NLE vehicles in inventory, and the size of our commercial rental and full service lease fleet, for the remainder of the year;

•	the anticipated timing of the recognition of pre-tax compensation expense;

•	our expectations of free cash flow and capital expenditures for 2009;

•	the adequacy of our accounting estimates and reserves for pension expense, depreciation and residual value guarantees, self-insurance reserves, goodwill impairment, accounting changes and income taxes;

•	our ability to fund all of our operations for the foreseeable future through internally generated funds and outside funding sources;

•	the anticipated impact of fuel price fluctuations;

•	our expectations as to future pension expense and estimated contributions;

•	our expectations regarding the ultimate resolution of a disputed foreign tax assessment;

•	the anticipated deferral of tax gains on disposal of eligible revenue earning equipment pursuant to our vehicle like-kind exchange program;

•	our expectations regarding the effect of the adoption of recent accounting pronouncements;

•	our expectations regarding the terms, timing and integration plans of recent acquisitions;

•	our expectations regarding the timing and impact of our plans to exit Supply Chain operations in South America and Europe;

•	our ability to access unsecured debt in the capital markets and our beliefs regarding the reliability of the participants to our contractual lending agreements;

•	our expectations regarding the future use and availability of funding sources; and

•	the appropriateness of our long-term target leverage range.
       These statements, as well as other forward-looking statements contained in this Quarterly Report, are based on our current plans and expectations and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors could cause actual results and events to differ significantly from those expressed in any forward-looking statements. These risk factors include, but are not limited to, the following:
•	Market Conditions:
o	Changes in general economic and financial conditions in the U.S. and worldwide leading to decreased demand for our services, lower profit margins, increased levels of bad debt and reduced access to credit

o	More significant decrease in freight demand which would more severely impact both our transactions and variable-based contractual business

o	Changes in our customers’ operations, financial condition or business environment that may limit their need for, or ability to purchase, our services

o	Changes in market conditions affecting the commercial rental market or the sale of used vehicles

o	Less than anticipated growth rates in the markets in which we operate

o	Changes in current financial, tax or regulatory requirements that could negatively impact the leasing market
•	Competition:
o	Competition from other service providers, some of which have greater capital resources or lower capital costs

o	Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
o	Our inability to maintain current pricing levels due to customer acceptance or competition
•	Profitability:
o	Our inability to obtain adequate profit margins for our services

o	Lower than expected customer volumes or retention levels

o	Loss of key customers in our SCS and DCC business segments

o	Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis

o	The inability of our business segments to create operating efficiencies

o	Sudden changes in fuel prices and fuel shortages

o	Our inability to successfully implement our asset management initiatives

o	Increased unionizing, labor strikes and work stoppages

o	Our inability to manage our cost structure

o	Our inability to limit our exposure for customer claims
•	Financing Concerns:
o	Higher borrowing costs and possible decreases in available funding sources caused by an adverse change in our debt ratings

o	Unanticipated interest rate and currency exchange rate fluctuations

o	Negative funding status of our pension plans caused by lower than expected returns on invested assets and unanticipated changes in interest rates

o	Increased instability in U.S. and worldwide credit markets, resulting in higher borrowing costs and/or reduced access to credit
•	Accounting Matters:
o	Impact of unusual items resulting from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and our organizational structure

o	Reductions in residual values or useful lives of revenue earning equipment

o	Increases in compensation levels, retirement rate and mortality resulting in higher pension expense; regulatory changes affecting pension estimates, accruals and expenses

o	Increases in healthcare costs resulting in higher insurance costs

o	Changes in accounting rules, assumptions and accruals

o	Impact of actual insurance claim and settlement activity compared to historical loss development factors used to project future development

o	Additional adverse issues or developments relating to our Brazilian operations
•	Other risks detailed from time to time in our SEC filings
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
       There have been no material changes to Ryder’s exposures to market risks since December 31, 2008. Please refer to the 2008 Annual Report on Form 10-K for a complete discussion of Ryder’s exposures to market risks.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
       As of the end of the first quarter of 2009, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the first quarter of 2009, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.
Changes in Internal Controls over Financial Reporting
       During the three months ended March 31, 2009, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
       The following table provides information with respect to purchases we made of our common stock during the three months ended March 31, 2009:

				Maximum	Approximate
			Total Number of	Number of	Dollar Value
			Shares	Shares That May	That
			Purchased as	Yet Be	May Yet Be
	Total Number		Part of Publicly	Purchased Under	Purchased Under
	of Shares	Average Price	Announced	the Anti-Dilutive	the Discretionary
	Purchased(1)	Paid per Share	Program	Program(2)	Program (3)

January 1 through January 31, 2009	1,290	$38.21	—	636,564	$130,400,437
February 1 through February 28, 2009	16,946	32.17	—	636,564	130,400,437
March 1 through March 31, 2009	1,280	21.05	—	636,564	130,400,437

Total	19,516	$31.84	—

(1)	During the three months ended March 31 2009, we purchased an aggregate of 19,516 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our common stock, one of the investment options available under the plans.

(2)	In December 2007, our Board of Directors authorized a two-year anti-dilutive share repurchase program. Under the anti-dilutive program, management is authorized to repurchase shares of common stock in an amount not to exceed the lesser of the number of shares issued to employees upon the exercise of stock options or through the employee stock purchase plan for the period beginning on September 1, 2007 to December 12, 2009, or 2 million shares. Share repurchases of common stock may be made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the anti-dilutive program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During the three months ended March 31, 2009, no repurchases were made under this program. Towards the end of the third quarter of 2008, we temporarily paused purchases under this program given current market conditions. We will continue to monitor financial conditions and will resume repurchases when we believe it is prudent to do so.

(3)	In December 2007, our Board of Directors also authorized a $300 million discretionary share repurchase program over a period not to exceed two years. Share repurchases of common stock may be made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the $300 million discretionary program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During the three months ended March 31, 2009, no repurchases were made under this program. Towards the end of the third quarter of 2008, we temporarily paused purchases under this program given current market conditions. We will continue to monitor financial conditions and will resume repurchases when we believe it is prudent to do so.

ITEM 6. EXHIBITS

31.1	Certification of Gregory T. Swienton pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Robert E. Sanchez pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Gregory T. Swienton and Robert E. Sanchez pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.

SIGNATURES
       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC. (Registrant)
Date: April 22, 2009	By:	/s/ Robert E. Sanchez
Robert E. Sanchez
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: April 22, 2009	By:	/s/ Art A. Garcia
Art A. Garcia Senior Vice President and Controller (Principal Accounting Officer)