Form 10-Q
period 2009-06-30
RYDER SYSTEM INC
filed 2009-07-23
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______
Commission File Number: 1-4364
RYDER SYSTEM, INC.
(Exact name of registrant as specified in its charter)

Florida	59-0739250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11690 N.W. 105th Street Miami, Florida 33178	(305) 500-3726
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)
               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                          YES ☑               NO ☐
               Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐               NO ☐
               Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)        ☐ YES     ☑ NO
The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at June 30, 2009 was 55,953,182.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Revenue	$1,242,744	1,660,242	$2,445,804	3,203,824

Operating expense (exclusive of items shown separately)	554,041	843,107	1,098,507	1,606,874
Salaries and employee-related costs	314,862	354,043	625,120	712,413
Subcontracted transportation	56,995	93,699	109,615	169,030
Depreciation expense	224,569	209,250	447,090	415,210
Gains on vehicle sales, net	(3,115)	(10,164)	(7,088)	(22,590)
Equipment rental	16,932	20,295	32,539	41,821
Interest expense	37,286	37,588	76,093	75,016
Miscellaneous (income) expense, net	(1,453)	(296)	(1,035)	1,321
Restructuring and other charges (recoveries), net	1,296	45	5,481	(33)

	1,201,413	1,547,567	2,386,322	2,999,062

Earnings before income taxes	41,331	112,675	59,482	204,762
Provision for income taxes	18,443	49,729	29,756	85,735

Net earnings	$22,888	62,946	$29,726	119,027

Earnings per common share:
Basic	$0.41	1.10	$0.53	2.07

Diluted	$0.41	1.09	$0.53	2.05

Cash dividends per common share	$0.23	0.23	$0.46	0.46

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2009	2008
	(Dollars in thousands, except per share
	amount)

Assets:
Current assets:
Cash and cash equivalents	$104,525	$120,305
Receivables, net of allowance of $12,214 and $15,477, respectively	591,203	635,376
Inventories	47,839	48,324
Prepaid expenses and other current assets	125,661	147,191

Total current assets	869,228	951,196
Revenue earning equipment, net of accumulated depreciation of $2,923,789 and $2,749,654, respectively	4,453,239	4,565,224
Operating property and equipment, net of accumulated depreciation of $879,715 and $842,427, respectively	546,104	546,816
Goodwill	216,604	198,253
Intangible assets	39,662	36,705
Direct financing leases (DFL) and other assets	405,190	391,314

Total assets	$6,530,027	$6,689,508

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$337,247	$384,262
Accounts payable	222,671	295,083
Accrued expenses and other current liabilities	375,237	431,820

Total current liabilities	935,155	1,111,165
Long-term debt	2,375,051	2,478,537
Other non-current liabilities	867,405	837,280
Deferred income taxes	935,798	917,365

Total liabilities	5,113,409	5,344,347

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, June 30, 2009 or December 31, 2008	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, June 30, 2009 — 55,953,182; December 31, 2008 — 55,658,059	27,977	27,829
Additional paid-in capital	767,380	756,190
Retained earnings	1,109,362	1,105,369
Accumulated other comprehensive loss	(488,101)	(544,227)

Total shareholders’ equity	1,416,618	1,345,161

Total liabilities and shareholders’ equity	$6,530,027	$6,689,508

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2009	2008
	(In thousands)

Cash flows from operating activities:
Net earnings	$29,726	119,027
Depreciation expense	447,090	415,210
Gains on vehicle sales, net	(7,088)	(22,590)
Share-based compensation expense	8,068	8,249
Amortization expense and other non-cash charges, net	18,638	8,840
Deferred income tax expense	15,831	66,186
Tax benefits from share-based compensation	25	1,046
Changes in operating assets and liabilities, net of acquisitions:
Receivables	47,303	28,471
Inventories	959	(2,809)
Prepaid expenses and other assets	854	(21,032)
Accounts payable	(28,402)	(68,006)
Accrued expenses and other non-current liabilities	(40,573)	(10,122)

Net cash provided by operating activities	492,431	522,470

Cash flows from financing activities:
Net change in commercial paper borrowings	216,002	2,592
Debt proceeds	2,582	465,114
Debt repaid, including capital lease obligations	(371,477)	(250,509)
Dividends on common stock	(25,733)	(26,538)
Common stock issued	3,016	49,395
Common stock repurchased	—	(192,752)
Excess tax benefits from share-based compensation	229	5,215
Other	(10,504)	(1,845)

Net cash (used in) provided by financing activities	(185,885)	50,672

Cash flows from investing activities:
Purchases of property and revenue earning equipment	(391,287)	(609,046)
Sales of revenue earning equipment	100,532	140,464
Sales of operating property and equipment	2,672	2,421
Acquisitions	(85,499)	(207,087)
Collections on direct finance leases	36,919	31,899
Changes in restricted cash	12,752	54,986
Other, net	—	395

Net cash used in investing activities	(323,911)	(585,968)

Effect of exchange rate changes on cash	1,585	3,796

Decrease in cash and cash equivalents	(15,780)	(9,030)
Cash and cash equivalents at January 1	120,305	116,459

Cash and cash equivalents at June 30	$104,525	107,429

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$76,725	69,248
Income taxes, net of refunds	4,052	17,820

Changes in accounts payable related to purchases of revenue earning equipment	(49,206)	29,975
Revenue earning equipment acquired under capital leases	1,949	966
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

						Accumulated
	Preferred			Additional		Other
	Stock	Common Stock		Paid-In	Retained	Comprehensive
	Amount	Shares	Par	Capital	Earnings	Loss	Total
	(Dollars in thousands, except per share amount)

Balance at December 31, 2008	$—	55,658,059	$27,829	756,190	1,105,369	(544,227)	1,345,161

Components of comprehensive income:
Net earnings	—	—	—	—	29,726	—	29,726
Foreign currency translation adjustments	—	—	—	—	—	44,957	44,957
Net unrealized gain related to derivatives accounted for as hedges	—	—	—	—	—	156	156
Amortization of pension and postretirement items, net of tax	—	—	—	—	—	7,489	7,489
Change in net actuarial loss, net of tax	—	—	—	—	—	3,524	3,524

Total comprehensive income							85,852
Common stock dividends declared – $0.46 per share	—	—	—	—	(25,733)	—	(25,733)
Common stock issued under employee stock option and stock purchase plans (1)	—	299,223	150	2,971	—	—	3,121
Benefit plan stock purchases (2)	—	(4,100)	(2)	(103)	—	—	(105)
Share-based compensation	—	—	—	8,068	—	—	8,068
Tax benefits from share-based compensation	—	—	—	254	—	—	254

Balance at June 30, 2009	$—	55,953,182	$27,977	767,380	1,109,362	(488,101)	1,416,618

(1)	Net of common shares delivered as payment for the exercise price or to satisfy the option holders’ withholding tax liability upon exercise of options.

(2)	Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plans.
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
(A)	INTERIM FINANCIAL STATEMENTS
     The accompanying unaudited Consolidated Condensed Financial Statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder has a controlling voting interest (“subsidiaries”), and variable interest entities (VIEs) required to be consolidated in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with the accounting policies described in our 2008 Annual Report on Form 10-K except for the accounting changes described below relating to earnings per share data, business combinations and certain fair value measurements, and should be read in conjunction with the Consolidated Financial Statements and notes thereto. These financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures herein are adequate. The operating results for interim periods are unaudited and are not necessarily indicative of the results that can be expected for a full year. Certain prior year amounts have been reclassified to conform to the current period presentation. During the fourth quarter of 2008, we decided to discontinue operations in Brazil, Argentina, and Chile and transition out of specific Supply Chain Solutions (SCS) customer contracts in Europe. These operations will be reported as part of continuing operations in our Consolidated Condensed Financial Statements until all operations cease. Further, in connection with preparation of the Condensed Consolidated Financial Statements and in accordance with the recently issued Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events,” we evaluated subsequent events after the balance sheet date of June 30, 2009 through the date of issuance, July 23, 2009.
(B)	ACCOUNTING CHANGES
     In June 2008, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, “Earnings per Share.” The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Our nonvested stock (time-vested restricted stock rights, market-based restricted stock rights and restricted stock units) are considered participating securities since the share-based awards contain a non-forfeitable right to dividend equivalents irrespective of whether the awards ultimately vest. We adopted the provisions of FSP EITF 03-6-1 effective January 1, 2009 and computed earnings per common share using the two-class method for all periods presented. The adoption of FSP EITF 03-6-1 reduced full year 2008, 2007 and 2006 diluted earnings per common share by $0.02, $0.02 and $0.01, respectively, and reduced both second quarter and year-to-date 2008 diluted earnings per common share by $0.01. The adoption of FSP EITF 03-6-1 had no impact on our second quarter 2009 diluted earnings per common share and reduced our year-to-date 2009 diluted earnings per common share by $0.01. Refer to Note (E), “Earnings per Share,” for additional disclosures.
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” This statement provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination and requires, among other things, that transaction costs in a business combination be expensed as incurred. SFAS No. 141R was effective for business combinations closing after January 1, 2009. Effective January 1, 2009, we adopted the provisions of SFAS No. 141R without a material impact to our Consolidated Condensed Financial Statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We adopted SFAS No. 157 on January 1, 2008 for all financial assets and liabilities and for all nonfinancial assets and liabilities recognized or disclosed at fair value in our Consolidated Condensed Financial Statements on a recurring basis (at least annually). We adopted SFAS No. 157 on January 1, 2009 for all other nonfinancial assets and liabilities, including our vehicles held for sale. The adoption of SFAS No. 157 did not have a material impact on our Consolidated Condensed Financial Statements. Refer to Note (L), “Fair Value Measurements,” for additional disclosures.
(C)	ACQUISITIONS
     Edart Leasing LLC Acquisition — On February 2, 2009, we acquired the assets of Edart Leasing LLC (“Edart”), which included Edart’s fleet of approximately 1,600 vehicles and more than 340 contractual customers from Edart’s five locations in Connecticut for a purchase price of $87.7 million, of which $81.3 million was paid as of June 30, 2009. The initial recording of the transaction was

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
based on preliminary valuation assessments and is subject to change. During the three months ended June 30, 2009, we made purchase price adjustments primarily related to revenue earning equipment valuation which were not significant. As of June 30, 2009, goodwill and customer relationship intangibles related to the Edart acquisition were $16.9 million and $4.3 million, respectively. The combined network operates under the Ryder name, complementing our Fleet Management Solutions (FMS) business segment market coverage in the Northeast. We also acquired approximately 525 vehicles for remarketing. The asset purchase was accounted for in accordance with SFAS No. 141R as an acquisition of a business.
          Transpacific Container Terminal Ltd. and CRSA Logistics Ltd. Acquisition — On December 19, 2008, we acquired the assets of Transpacific Container Terminal Ltd. and CRSA Logistics Ltd. (“CRSA”) located in Port Coquitlam, British Columbia, as well as CRSA’s operations in Hong Kong and Shanghai, China. The companies specialize in trans-Pacific, end-to-end transportation management and supply chain services primarily for Canadian retailers. This acquisition adds complementary solutions to our SCS business segment capabilities including consolidation services in key Asian hubs and off-dock deconsolidation operations in Canada. The purchase price and initial recording of the transaction was based on preliminary valuation assessments and is subject to change. The purchase price was $14.6 million, of which $12.2 million was paid as of June 30, 2009. During the six months ended June 30, 2009, we made purchase price adjustments primarily related to intangible valuations which were not significant. The terms of the asset purchase agreement provide for up to $4 million in contingent consideration to be paid to the seller if certain financial metrics are achieved. In accordance with SFAS No. 141, contingent consideration will be accounted for as additional purchase price when the contingency is resolved.
          2008 FMS Acquisitions — During 2008, we completed a series of acquisitions in our FMS business segment, for a total purchase price of $239.6 million, of which $205.8 million was paid during the six months ended June 30, 2008. We acquired all the assets of Gordon Truck Leasing, Gator Leasing Inc. and Lily Transportation Corporation. As of June 30, 2009, goodwill and customer relationship intangibles related to the 2008 FMS acquisitions were $56.5 million and $13.7 million, respectively. During the six months ended June 30, 2009, purchase price adjustments were not significant. The 2008 FMS acquisitions were accounted for in accordance with SFAS No. 141, as acquisitions of a business.
          During the six months ended June 30, 2009, we paid $4.2 million related to acquisitions completed in prior years. During the six months ended June 30, 2008, we paid $1.3 million related to acquisitions completed in prior years.
          Pro Forma Information — The operating results of the acquired companies have been included in the consolidated condensed financial statements from the dates of acquisition. The following table provides the unaudited pro forma revenue, net earnings and earnings per common share as if the results of the 2009 and 2008 acquisitions had been included in operations commencing January 1, 2008. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the acquisitions been consummated during the periods for which the pro forma information is presented, or of future results.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In thousands, except for share amounts)
Revenue	$1,242,744	1,685,411	$2,448,580	3,260,080
Net earnings	$22,888	64,178	$30,623	121,882

Earnings per common share:
Basic	$0.41	1.13	$0.55	2.12
Diluted	$0.41	1.12	$0.55	2.10
(D)	SHARE-BASED COMPENSATION PLANS
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
          The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In thousands)
Stock option and stock purchase plans	$2,226	2,790	$5,039	5,045
Nonvested stock	1,071	1,824	3,029	3,204

Share-based compensation expense	3,297	4,614	8,068	8,249
Income tax benefit	(1,020)	(1,521)	(2,539)	(2,815)

Share-based compensation expense, net of tax	$2,277	3,093	$5,529	5,434

          Total unrecognized pre-tax compensation expense related to share-based compensation arrangements at June 30, 2009 was $30.9 million and is expected to be recognized over a weighted-average period of approximately 1.9 years.
          During the six months ended June 30, 2009 and 2008, approximately 900,000 and 700,000 stock options, respectively, were granted under the Plans. These awards, which generally vest one-third each year, are fully vested three years from the grant date and have contractual terms of seven years. The fair value of each option award at the date of grant was estimated using a Black-Scholes-Merton option-pricing valuation model. The weighted-average fair value per option granted during the six months ended June 30, 2009 and 2008 was $9.23 and $14.00, respectively.
          During each of the six months ended June 30, 2009 and 2008, approximately 200,000 awards of restricted stock rights and restricted stock units (RSUs) were granted under the Plans. The majority of the restricted stock rights granted during the periods included a market-based vesting provision. For the 2009 grant, employees only receive the grant of stock if Ryder’s cumulative average total shareholder return (TSR) at least meets the S&P 500 cumulative average TSR over an applicable three-year period. For the 2008 grant, employees only receive the grant of stock if Ryder’s TSR at least meets the S&P 500 TSR over an applicable three-year period. The fair value of the market-based restricted stock rights on the grant date was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. The weighted-average fair value per market-based restricted stock right and RSU granted during the six months ended June 30, 2009 and 2008 was $18.09 and $51.39, respectively. Stock awards granted during the six months ended June 30, 2008, also included time-vested restricted stock rights which entitle the holder to shares of common stock as the awards vest over a three-year period. The fair value of the time-vested awards is determined and fixed on the grant date based on Ryder’s stock price. The weighted-average fair value per time-vested restricted stock right granted during the six months ended June 30, 2008 was $59.25.
          During the six months ended June 30, 2009 and 2008, employees who received market-based restricted stock rights also received market-based cash awards. The awards have the same vesting provisions as the market-based restricted stock rights except that Ryder’s TSR needs to at least meet the TSR of the 33rd percentile of the S&P 500. The cash awards are accounted for as liability awards as the cash settlement amount is based upon the price of our common stock. As a result, the liability is adjusted to reflect fair value at the end of each reporting period. The fair value of the cash awards was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. During the three months ended June 30, 2009 and 2008, we recognized $0.3 million and $0.9 million, respectively, of compensation expense related to these cash awards in addition to the share-based compensation expense reported in the previous table. During the six months ended June 30, 2009 and 2008, we recognized $0.6 million and $2.1 million, respectively, of compensation expense related to these cash awards in addition to the share-based compensation expense reported in the previous table.
(E)	EARNINGS PER SHARE
          Effective January 1, 2009, we adopted FSP EITF 03-6-1 which required us to use the two-class method to calculate earnings per share. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
          The following table presents the calculation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Earnings per share — Basic:
Net earnings	$22,888	62,946	$29,726	119,027
Less: Distributed and undistributed earnings allocated to nonvested stock	(248)	(587)	(313)	(1,013)

Earnings available to common shareholders — Basic	$22,640	62,359	$29,413	118,014

Weighted average common shares outstanding— Basic	55,344	56,512	55,291	57,054

Earnings per common share — Basic	$0.41	1.10	$0.53	2.07

Earnings per share — Diluted:
Net earnings	$22,888	62,946	$29,726	119,027
Less: Distributed and undistributed earnings allocated to nonvested stock	(248)	(582)	(313)	(1,007)

Earnings available to common shareholders — Diluted	$22,640	62,364	$29,413	118,020

Weighted average common shares outstanding— Basic	55,344	56,512	55,291	57,054
Effect of dilutive options	37	490	40	434

Weighted average common shares outstanding— Diluted	55,381	57,002	55,331	57,488

Earnings per common share — Diluted	$0.41	1.09	$0.53	2.05

Anti-dilutive equity awards not included above	3,049	638	2,850	881

(F)	RESTRUCTURING AND OTHER CHARGES (RECOVERIES)
          The components of restructuring and other charges (recoveries), net were as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In thousands)
Restructuring charges (recoveries), net:
Severance and employee-related charges (recoveries)	$923	3	$3,885	(75)
Contract termination (recoveries) costs	(130)	42	182	42

	793	45	4,067	(33)

Other charges, net:
Plan implementation costs and other	503	—	1,414	—

Total	$1,296	45	$5,481	(33)

               As noted in Note (S), “Segment Reporting,” our primary measure of segment financial performance excludes, among other items, restructuring and other charges (recoveries), net; however, the applicable portion of the restructuring and other charges (recoveries), net that relates to each segment was as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In thousands)

Fleet Management Solutions	$169	43	$1,868	64
Supply Chain Solutions	1,126	(4)	3,430	(124)
Dedicated Contract Carriage	—	1	48	6
Central Support Services	1	5	135	21

Total	$1,296	45	$5,481	(33)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
               Restructuring and other charges, net of $1.3 million for the three months ended June 30, 2009 represented charges of $1.1 million related to exiting SCS operations in South America and Europe and $0.2 million related to workforce reduction charges. Exit charges included $2.2 million of employee severance and benefit costs related to retention and other bonuses partially offset by $1.5 million for the release of severance liabilities as we transition to new service providers. The exit charges also included a benefit of $0.5 million related to reversal of previously recorded contract termination costs which are being negotiated with our suppliers as we unwind our business in South America offset by $0.4 million of additional contract termination costs. We also recorded exit charges of approximately $0.5 million of restructuring plan implementation costs, mostly professional service fees.
               Restructuring and other charges, net of $5.5 million for the six months ended June 30, 2009 represented charges of $2.9 million related to exiting SCS operations in South America and Europe and $2.6 million of workforce reduction charges. Exit charges included $4.1 million of employee severance and benefit costs related to retention and other bonuses partially offset by $2.8 million for the release of severance liabilities as we transition to new service providers and refine our estimates. Exit charges also included a charge of $0.7 million related to additional contract termination costs offset by a benefit of $0.5 million related to the reversal of previously recorded contract termination costs which are being negotiated with our suppliers as we unwind our business in South America and Europe. We also recorded exit charges of $1.4 million of restructuring plan implementation costs, mostly professional service fees. We eliminated approximately 30 positions in 2009 as part of workforce reductions under our continued cost containment initiatives in addition to the approximately 700 positions eliminated as part of the fourth quarter 2008 actions.
               Restructuring and other charges (recoveries), net for the three and six months ended June 30, 2008 were not significant.
               Activity related to restructuring reserves was as follows:

			Deductions		Foreign Currency
	December 31, 2008			Non-Cash	Translation	June 30, 2009
	Balance	Additions	Cash Payments	Reductions (1)	Adjustment	Balance
	(In thousands)
Employee severance and benefits	$26,541	6,660	16,418	2,775	850	14,858
Contract termination costs	3,482	695	424	513	244	3,484

Total	$30,023	7,355	16,842	3,288	1,094	18,342

(1)	Non-cash reductions represent adjustments to the restructuring reserves as actual costs were less than originally estimated.
          At June 30, 2009, the majority of outstanding restructuring obligations are required to be paid over the next six months.
(G)	REVENUE EARNING EQUIPMENT

	June 30, 2009			December 31, 2008
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value (1)	Cost	Depreciation	Value (1)
	(In thousands)
Full service lease	$5,989,523	(2,285,972)	3,703,551	$5,568,162	(1,957,535)	3,610,627
Commercial rental	1,387,505	(637,817)	749,688	1,746,716	(792,119)	954,597

Total	$7,377,028	(2,923,789)	4,453,239	$7,314,878	(2,749,654)	4,565,224

(1)	Revenue earning equipment, net includes vehicles acquired under capital leases of $22.7 million, less accumulated amortization of $7.6 million, at June 30, 2009, and $20.2 million, less accumulated amortization of $5.1 million, at December 31, 2008. Amortization expense attributed to vehicles acquired under capital leases is combined with depreciation expense.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(H)	GOODWILL
     The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	Fleet	Supply	Dedicated
	Management	Chain	Contract
	Solutions	Solutions	Carriage	Total
	(In thousands)

Balance at December 31, 2008	$179,504	13,849	4,900	198,253
Acquisitions (1)	17,029	826	—	17,855
Foreign currency translation adjustment	405	91	—	496

Balance at June 30, 2009	$196,938	14,766	4,900	216,604

(1)	See Note (C), “Acquisitions,” for additional information on acquisitions and purchase price adjustments.
          We assess goodwill for impairment on April 1st of each year or more often if deemed necessary. On April 1, 2009, we completed our annual goodwill impairment test and determined there was no impairment.
(I)	ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30, 2009			December 31, 2008
	Accrued	Non-Current		Accrued	Non-Current
	Expenses	Liabilities	Total	Expenses	Liabilities	Total
	(In thousands)
Salaries and wages	$46,036	—	46,036	$69,697	—	69,697
Deferred compensation	1,250	17,220	18,470	1,453	18,050	19,503
Pension benefits	2,516	510,883	513,399	2,501	504,714	507,215
Other postretirement benefits	3,319	43,283	46,602	3,350	43,027	46,377
Employee benefits	1,884	—	1,884	5,185	—	5,185
Insurance obligations, primarily self-insurance	106,851	160,736	267,587	109,167	164,372	273,539
Residual value guarantees	1,083	1,722	2,805	651	1,738	2,389
Vehicle rent	1,533	15,629	17,162	16,680	7,167	23,847
Deferred vehicle gains	787	2,639	3,426	808	3,120	3,928
Environmental liabilities	4,120	11,401	15,521	3,848	11,623	15,471
Asset retirement obligations	5,272	11,448	16,720	4,544	11,146	15,690
Operating taxes	72,231	—	72,231	73,280	—	73,280
Income taxes	14,111	56,523	70,634	4,183	52,700	56,883
Restructuring	18,183	159	18,342	29,857	166	30,023
Interest	30,699	—	30,699	34,547	—	34,547
Customer deposits	25,232	—	25,232	27,017	—	27,017
Derivatives	—	—	—	607	—	607
Other	40,130	35,762	75,892	44,445	19,457	63,902

Total	$375,237	867,405	1,242,642	$431,820	837,280	1,269,100

(J)	INCOME TAXES
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
          Foreign — we are no longer subject to examinations by tax authorities for tax years before 2001 in Canada and Brazil, and 2003 and 2006 in Mexico and the U.K., respectively, which are our major foreign tax jurisdictions. In Brazil, we were assessed $13.0 million, including penalties and interest, related to the tax due on the sale of our outbound auto carriage business in 2001. We believe it is more likely than not that our tax position will ultimately be sustained and no amounts have been reserved for this matter.
          At June 30, 2009 and December 31, 2008, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $53.3 million and $51.7 million, respectively. Unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $1.1 million by June 30, 2010, if audits are completed or tax years close.
          Like-Kind Exchange Program
          We have a like-kind exchange program for certain of our revenue earning equipment operating in the U.S. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form whereby tax gains on disposal of eligible vehicles are deferred. To qualify for like-kind exchange treatment, we exchange, through a qualified intermediary, eligible vehicles being disposed of with vehicles being acquired allowing us to generally carryover the tax basis of the vehicles sold (“like-kind exchanges”). The program is expected to result in a material deferral of federal and state income taxes. As part of the program, the proceeds from the sale of eligible vehicles are restricted for the acquisition of replacement vehicles and other specified applications. Due to the structure utilized to facilitate the like-kind exchanges, the qualified intermediary that holds the proceeds from the sales of eligible vehicles and the entity that holds the vehicles to be acquired under the program are required to be consolidated in the accompanying Consolidated Condensed Financial Statements in accordance with U.S. GAAP. At June 30, 2009 and December 31, 2008, these consolidated entities had total assets of $20.5 million and $70.5 million, respectively.
          At June 30, 2009 and December 31, 2008, we had $19.7 million and $32.5 million, respectively, of restricted cash for all like-kind exchange programs included within “Prepaid expenses and other current assets” on the Consolidated Condensed Balance Sheets.
          Tax Law Change
          On February 19, 2009, the State of Wisconsin enacted changes to its tax system, which included mandatory unitary combined reporting. The impact of this change resulted in a favorable non-cash adjustment to deferred income taxes and increased net earnings in the six months ended June 30, 2009 by $0.5 million, or $0.01 per diluted common share.
          Effective Tax Rate
          Our effective tax rate for the second quarter and first half of 2009 increased to 44.6% and 50.0%, respectively, as compared to 44.1% and 41.9%, in the same periods in 2008, respectively, due mainly to the impact of non-deductible expenses on lower projected pre-tax earnings.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(K)	DEBT

	Weighted-Average
	Interest Rate
	June 30,	December 31,		June 30,	December 31,
	2009	2008	Maturities	2009	2008
				(In thousands)
Short-term debt and current portion of long-term debt:
Unsecured foreign obligations	12.28%	9.03%	2009	$10,489	$14,635
Trade receivables program	—	2.77%	2009	—	190,000
Current portion of long-term debt, including capital leases				326,758	179,627

Total short-term debt and current portion of long-term debt				337,247	384,262

Long-term debt:
U.S. commercial paper (1),(2)	0.94%	3.63%	2012	246,648	34,804
Canadian commercial paper (1),(2)	0.75%	2.80%	2012	12,890	8,283
Unsecured U.S. notes — Medium-term notes (1)	5.86%	5.73%	2009-2025	2,134,516	2,306,751
Unsecured U.S. obligations, principally bank term loans	2.16%	3.40%	2010-2013	157,750	157,150
Unsecured foreign obligations	5.10%	5.07%	2010-2012	127,256	120,944
Capital lease obligations	8.76%	9.31%	2009-2017	12,432	11,841

Total before fair market value adjustment				2,691,492	2,639,773
Fair market value adjustment on notes subject to hedging (3)				10,317	18,391

				2,701,809	2,658,164
Current portion of long-term debt, including capital leases				(326,758)	(179,627)

Long-term debt				2,375,051	2,478,537

Total debt				$2,712,298	$2,862,799

(1)	We had unamortized original issue discounts of $12.6 million and $12.0 million at June 30, 2009 and December 31, 2008, respectively.

(2)	Commercial paper borrowings are supported by the long-term revolving credit facility; therefore we have classified the commercial paper as long-term debt.

(3)	The notional amount of executed interest rate swaps designated as fair value hedges was $250.0 million at June 30, 2009 and December 31, 2008.
          In April 2009, we executed a new $875 million global revolving credit facility with a syndicate of thirteen lending institutions. This facility replaces a $870 million credit facility that was scheduled to mature in May 2010. The new global credit facility matures in April 2012 and is used primarily to finance working capital and provide support for the issuance of unsecured commercial paper in the U.S. and Canada. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at June 30, 2009). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 37.5 basis points, which applies to the total facility size of $875 million, and is based on Ryder’s current credit ratings. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated tangible net worth, of less than or equal to 300%. Tangible net worth, as defined in the credit facility, includes 50% of our deferred federal income tax liability as well as a reduction equal to our book value of intangibles. The ratio at June 30, 2009 was 174%. At June 30, 2009, $612.6 million was available under the credit facility.
          In September 2008, we entered into a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to Ryder Receivable Funding II, L.L.C. (RRF LLC), a bankruptcy remote, consolidated subsidiary of Ryder, that in turn may sell, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in our unsecured debt ratings and changes in interest rates. The available proceeds that may be received under the program are limited to $250 million. If no event occurs which causes early termination, the 364-day program will expire on September 8, 2009. We are currently in the process of renewing the program through September 2010. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the securitized receivables. At June 30, 2009, there were no amounts outstanding under the program. At December 31, 2008, $190.0 million was outstanding under the program and was included within “Short-term debt and current portion of long-term debt” on our Consolidated Condensed Balance Sheets. At December 31, 2008, the amount of collateralized receivables under the program was $209.7 million.

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
(L)	FAIR VALUE MEASUREMENTS
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
          The following tables present our assets and liabilities that are measured at fair value on a recurring basis consistent with the fair value hierarchy provisions of SFAS No. 157:

		Fair Value Measurements
		At June 30, 2009 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Investments held in Rabbi Trusts	DFL and other assets	$16,763	—	—	16,763
Interest rate swap	DFL and other assets	—	10,317	—	10,317
Foreign exchange contracts	Prepaids and other current assets	—	440	—	440

Total assets at fair value		$16,763	10,757	—	27,520

		Fair Value Measurements
		At December 31, 2008 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Investments held in Rabbi Trusts	DFL and other assets	$16,950	—	—	16,950
Interest rate swap	DFL and other assets	—	18,391	—	18,391

Total assets at fair value		$16,950	18,391	—	35,341

Liabilities:
Foreign exchange contracts	Accrued expenses	$—	607	—	607

Total liabilities at fair value		$—	607	—	607

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
          Interest rate swap — The derivative is a pay-variable, receive-fixed interest rate swap based on the LIBOR rate and is designated as a fair value hedge under SFAS No. 133. Fair value was based on a model-driven valuation using the LIBOR rate, which was observable at commonly quoted intervals for the full term of the swap. Therefore, our interest rate swap was classified within Level 2 of the fair value hierarchy.
          Foreign exchange contracts — The derivatives are forward foreign currency exchange contracts used to mitigate the risk of foreign currency movements on intercompany transactions and are designated as cash flow hedges under SFAS No. 133. Fair value was based on a model-driven valuation using the observable forward foreign exchange rates, which was observable at commonly quoted intervals for the full term of the contracts. Therefore, our foreign exchange contracts were classified within Level 2 of the fair value hierarchy.
          The following table presents our assets that are measured at fair value on a nonrecurring basis consistent with the fair value hierarchy provisions of SFAS No. 157:

	Fair Value Measurements
	At June 30, 2009 Using			Total Losses (1)
				Three months	Six months
	Level 1	Level 2	Level 3	ended	ended
	(In thousands)
Assets:
Revenue earning equipment	$—	—	48,542	$14,010	26,739

Total assets at fair value	$—	—	48,542	$14,010	26,739

(1)	Total losses represent fair value adjustments for all vehicles held for sale throughout the period for which fair value was less than carrying value.
          The following is a description of the valuation methodologies used for these items, as well as the general classification of such items pursuant to the fair value hierarchy of SFAS No. 157:
          Revenue earning equipment — Represents revenue earning equipment held for sale which is stated at the lower of carrying amount or fair value less costs to sell. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (tractors, trucks, trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. Fair value was determined based upon recent market prices obtained from our own sales experience for sales of each class of similar assets and vehicle condition. Therefore, our revenue earning equipment held for sale was classified within Level 3 of the fair value hierarchy. At June 30, 2009, the net carrying value of revenue earning equipment held for sale was $95.3 million, of which $48.5 million was recorded at fair value less costs to sell of $0.9 million. During the three months ended June 30, 2009 and 2008, we recorded a loss to reflect changes in fair value of $14.0 million and $6.8 million, respectively, within “Depreciation expense” in the Consolidated Condensed Statements of Earnings. During the six months ended June 30, 2009 and 2008, we recorded a loss to reflect changes in fair value of $26.7 million and $14.0 million, respectively, within “Depreciation expense” in the Consolidated Condensed Statements of Earnings. At December 31, 2008, the net carrying value of revenue earning equipment held for sale was $93.8 million.
          Total fair value of debt at June 30, 2009 and December 31, 2008 was approximately $2.65 billion and $2.55 billion, respectively. The carrying amounts reported in the Consolidated Condensed Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.
(M)	DERIVATIVES
          In February 2008, we issued $250 million of unsecured medium-term notes maturing in March 2013. Concurrently, we entered into an interest rate swap with a notional amount of $250 million maturing in March 2013. The swap was designated as a fair value hedge whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
paid or received is accrued and recognized as interest expense. At June 30, 2009, the interest rate swap agreement effectively changed $250 million of fixed-rate debt with an interest rate of 6.00% to LIBOR-based floating-rate debt at a rate of 3.93%. Changes in the fair value of the interest rate swap are offset by changes in the fair value of the debt instrument. Accordingly, there is no ineffectiveness related to the interest rate swap.
          The location and amount of gains (losses) on derivative instruments and related hedged items reported in the Consolidated Condensed Statements of Earnings were as follows:

	Location of Gain (Loss)	Three months ended June 30,		Six months ended June 30,
SFAS No. 133 Fair Value Hedging Relationship	Recognized in Income	2009	2008	2009	2008
		(In thousands)
Derivative: Interest rate swap	Interest expense	$(6,802)	(11,278)	$(8,074)	(5,337)
Hedged item: Fixed-rate debt	Interest expense	6,802	11,278	8,074	5,337

Total		$—	—	$—	—

          Refer to Note (L), “Fair Value Measurements,” for disclosures of the fair value and line item caption of derivative instruments recorded on the Consolidated Condensed Balance Sheets.
(N)	GUARANTEES
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
          At June 30, 2009 and December 31, 2008, the maximum determinable exposure of each type of guarantee and the corresponding liability, if any, recorded on the Consolidated Condensed Balance Sheets were as follows:

	June 30, 2009		December 31, 2008
	Maximum	Carrying	Maximum	Carrying
	Exposure of	Amount	Exposure of	Amount of
Guarantee	Guarantee	of Liability	Guarantee	Liability
	(In thousands)
Vehicle residual value guarantees—finance lease programs (1)	$2,404	1,157	$2,332	935
Used vehicle financing	3,929	243	4,162	472
Standby letters of credit	8,056	7,521	7,778	—

Total	$14,389	8,921	$14,272	1,407

(1)	Amounts exclude contingent rentals associated with residual value guarantees on certain vehicles held under operating leases for which the guarantees are conditioned upon disposal of the leased vehicles prior to the end of their lease term. At June 30, 2009 and December 31, 2008, Ryder’s maximum exposure for such guarantees was $175.3 million and $200.0 million, respectively, with $2.8 million and $2.4 million recorded as a liability at June 30, 2009 and December 31, 2008, respectively.
          At June 30, 2009 and December 31, 2008, we had letters of credit and surety bonds outstanding totaling $265.0 million and $249.2 million, respectively, which primarily guarantee the payment of insurance claims. Certain of these letters of credit and surety bonds guarantee insurance activities associated with insurance claim liabilities transferred in conjunction with the sale of our automotive transport business, reported as a discontinued operation in previous years. To date, the insurance claims, representing per-

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
claim deductibles payable under third-party insurance policies, have been paid and continue to be paid by the company that assumed such liabilities. However, if all or a portion of the estimated outstanding assumed claims of approximately $8.1 million at June 30, 2009 are unable to be paid, the third-party insurers may have recourse against certain of the outstanding letters of credit provided by Ryder in order to satisfy the unpaid claim deductibles. In order to reduce our potential exposure to these claims, during the quarter we drew upon a $7.5 million outstanding letter of credit provided by the purchaser and recorded a deposit and corresponding liability at June 30, 2009. Periodically, an actuarial valuation is made in order to better estimate the amount of these outstanding insurance claim liabilities.
(O)	SHARE REPURCHASE PROGRAMS
          In December 2007, our Board of Directors authorized a $300 million discretionary share repurchase program over a period not to exceed two years. Additionally, our Board of Directors authorized a separate two-year anti-dilutive repurchase program. Under the anti-dilutive program, management is authorized to repurchase shares of common stock in an amount not to exceed the lesser of the number of shares issued to employees upon the exercise of stock options or through the employee stock purchase plan from the period beginning on September 1, 2007 to December 12, 2009, or 2 million shares. Share repurchases of common stock under both plans may be made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2007 programs, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended June 30, 2008, we repurchased and retired 925,000 shares under the $300 million program at an aggregate cost of $63.6 million, and 509,636 shares under the anti-dilutive repurchase program at an aggregate cost of $35.4 million. For the six months ended June 30, 2008, we repurchased and retired 1,765,000 shares under the $300 million program at an aggregate cost of $113.2 million, and 1,260,587 shares under the anti-dilutive repurchase program at an aggregate cost of $79.6 million. The timing and amount of repurchase transactions is determined based on management’s evaluation of market conditions, share price and other factors. Towards the end of the third quarter of 2008, we paused purchases under both programs given market conditions. We will continue to monitor financial conditions and will resume repurchases when we believe it is prudent to do so.
(P)	COMPREHENSIVE INCOME
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
          The following table provides a reconciliation of net earnings as reported in the Consolidated Condensed Statements of Earnings to comprehensive income:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In thousands)
Net earnings	$22,888	62,946	$29,726	119,027
Other comprehensive income (loss):
Foreign currency translation adjustments	65,834	3,372	44,957	(1,601)
Net unrealized gain on derivative instruments	13	12	156	18
Amortization of transition obligation (1)	(5)	(5)	(9)	(11)
Amortization of net actuarial loss (1)	4,128	1,236	8,247	2,284
Amortization of prior service credit (1)	(377)	(514)	(749)	(1,030)
Change in net actuarial loss (1)	3,668	—	3,524	—

Total comprehensive income	$96,149	67,047	$85,852	118,687

(1)	Amounts pertain to our pension and/or postretirement benefit plans and are presented net of tax. See Note (Q), “Employee Benefit Plans,” for additional information.
          During the fourth quarter of 2008, we decided to discontinue operations in Brazil, Argentina and Chile and transition out of specific SCS customer contracts in Europe. These operations will be reported as part of continuing operations in our Consolidated Condensed Financial Statements until all operations cease. We expect to cease all our operations in South America by the end of the third quarter of 2009 and transition out of SCS European operations by the end of 2009. At June 30, 2009, we had $15.4 million of foreign currency translation losses in other accumulated comprehensive income related to our subsidiaries being exited. Accumulated foreign

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
currency translation gains (losses) are recognized within comprehensive income until, among other things, we substantially liquidate our investment in a foreign subsidiary, which may be subsequent to when they are reported as discontinued operations. Upon substantial liquidation of the investment in the subsidiary, accumulated foreign currency translation gains (losses) are recognized in net earnings.
(Q)	EMPLOYEE BENEFIT PLANS
          Components of net periodic benefit cost were as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In thousands)
Pension Benefits
Company-administered plans:
Service cost	$5,473	6,196	$10,833	13,881
Interest cost	22,812	23,601	45,892	46,938
Expected return on plan assets	(18,846)	(30,648)	(37,287)	(61,337)
Amortization of:
Transition obligation	(6)	(8)	(12)	(16)
Net actuarial loss	6,278	1,727	12,438	3,132
Prior service credit	(533)	(740)	(1,061)	(1,482)

	15,178	128	30,803	1,116
Union-administered plans	1,277	1,241	2,564	2,424

Net periodic benefit cost	$16,455	1,369	$33,367	3,540

Company-administered plans:
U.S.	$12,407	(1,859)	$25,434	(2,772)
Non-U.S.	2,771	1,987	5,369	3,888

	15,178	128	30,803	1,116
Union-administered plans	1,277	1,241	2,564	2,424

	$16,455	1,369	$33,367	3,540

Postretirement Benefits
Company-administered plans:
Service cost	$328	345	$713	732
Interest cost	660	681	1,401	1,372
Amortization of:
Net actuarial loss	99	174	315	375
Prior service credit	(57)	(57)	(115)	(115)

Net periodic benefit cost	$1,030	1,143	$2,314	2,364

Company-administered plans:
U.S.	$746	905	$1,770	1,888
Non-U.S.	284	238	544	476

	$1,030	1,143	$2,314	2,364

          Pension Contributions
          We disclosed in our 2008 Annual Report that we estimated contributions of approximately $100 million to our pension plans during 2009 including voluntary U.S. contributions of approximately $73 million. At this time,

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
we now expect to contribute approximately $23 million to our pension plans during 2009. However, we may elect to make voluntary contributions to the plan as the year progresses. During the six months ended June 30, 2009, global contributions of $12 million had been made to our pension plans.
          Pension and Other Postretirement Benefits Asset and Liability
          In July 2008, our Board of Directors approved an amendment to freeze the defined benefit portion of our Canadian retirement plan effective January 1, 2010 for current participants who do not meet certain grandfathering criteria. As a result, these employees will cease accruing further benefits under the defined benefit plan after January 1, 2010 and will begin receiving an enhanced benefit under the defined contribution portion of the plan. All retirement benefits earned as of January 1, 2010 will be fully preserved and will be paid in accordance with the plan and legal requirements. Employees hired after January 1, 2010 will not be eligible to participate in the Canadian defined benefit plan. The freeze of the Canadian defined benefit plan created a pre-tax curtailment gain of $3.6 million in the third quarter of 2008.
          Enhanced 401(k) Plan
          Employees who do not meet the grandfathering criteria for continued participation in U.S. pension plans are eligible to participate in an enhanced 401(k) Savings Plan (Enhanced 401(k) Savings Plan). The Enhanced 401(k) Savings Plan provides for (i) a company contribution even if employees do not make contributions, (ii) a company match of employee contributions of eligible pay, subject to IRS limits and (iii) a discretionary company match based on our performance. Our original 401(k) Savings Plan only provided for a discretionary Ryder match based on Ryder’s performance. During the three and six months ended June 30, 2009, we recognized total savings plan costs of $5.5 million and $11.6 million, respectively. During the three and six months ended June 30, 2008, we recognized total savings plan costs of $5.7 million and $15.7 million, respectively.
(R)	OTHER ITEMS IMPACTING COMPARABILITY
          Our primary measure of segment performance excludes certain items we do not believe are representative of the ongoing operations of the segment. We believe that excluding these items from our segment measure of performance allows for better comparison of results.
          During the fourth quarter of 2008, a customer in the SCS business segment in the U.K. declared bankruptcy and we determined the outstanding finance lease receivable was not recoverable. In the fourth quarter of 2008, we recorded a pre-tax charge of $3.9 million to write-off this receivable. During the second quarter and first half of 2009, we recovered $0.5 million and $0.7 million, respectively. The pre-tax benefits were recorded within “Operating expense” in our Consolidated Condensed Statements of Earnings.
          In the fourth quarter of 2008, we were notified that a significant customer in Singapore would not renew its contract, which was set to expire in 2009. The notification triggered an analysis under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in order to assess the recoverability of the facility used in this customer’s operation. During the fourth quarter of 2008, we recorded an impairment charge to reduce the carrying value of the facility to its fair value. Conditions in the real estate market in Singapore continued to deteriorate during the first quarter of 2009. As a result, we recorded an additional pre-tax impairment charge of $3.9 million to write-down the facility to its current fair value during the first quarter of 2009. The charges were recorded within “Depreciation expense” in our Consolidated Condensed Statements of Earnings.
          During the second quarter of 2008, we recorded a pre-tax charge of $6.5 million ($6.8 million after-tax) for prior years’ adjustments associated with our Brazilian SCS operation. The charge was identified in the course of a detailed business and financial review in Brazil, which occurred following certain adverse tax and legal developments. We determined that accruals of $3.7 million, primarily for carrier transportation and loss contingencies related to tax and legal matters, were not established in the appropriate period; and deferrals of $3.1 million, primarily for indirect value-added taxes, were overstated. The charges related primarily to the period from 2004 to 2007. We recorded $4.9 million within “Operating expense,” $1.6 million within “Subcontracted transportation” and $0.3 million within “Provision for income taxes” in the accompanying Consolidated Condensed Statements of Earnings. After considering the qualitative and quantitative effects of the charges, we determined the charges were not material to our Consolidated Condensed Financial Statements in any individual prior period, and the cumulative amount was not material to 2008 results. Therefore, we recorded the adjustment for the cumulative amount in the second quarter of 2008.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(S)	SEGMENT REPORTING
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
          Our primary measurement of segment financial performance, defined as “Net Before Taxes” (NBT), includes an allocation of CSS and excludes restructuring and other charges (recoveries), net described in Note (F), “Restructuring and Other Charges (Recoveries),” and excludes the items discussed in Note (R), “Other Items Impacting Comparability.” CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal and corporate communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation. CSS costs attributable to the business segments are predominantly allocated to FMS, SCS and DCC as follows:
•	Finance, corporate services, and health and safety — allocated based upon estimated and planned resource utilization;

•	Human resources — individual costs within this category are allocated in several ways, including allocation based on estimated utilization and number of personnel supported;

•	Information technology — principally allocated based upon utilization-related metrics such as number of users or minutes of CPU time. Customer-related project costs and expenses are allocated to the business segment responsible for the project; and

•	Other — represents legal and other centralized costs and expenses including certain share-based compensation costs. Expenses, where allocated, are based primarily on the number of personnel supported.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
          The following tables set forth financial information for each of Ryder’s business segments and a reconciliation between segment NBT and earnings before income taxes for the three and six months ended June 30, 2009 and 2008. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

	FMS	SCS	DCC	Eliminations	Total
	(In thousands)
For the three months ended
June 30, 2009

Revenue from external customers	$818,739	307,969	116,036	—	1,242,744
Inter-segment revenue	71,743	—	—	(71,743)	—

Total revenue	$890,482	307,969	116,036	(71,743)	1,242,744

Segment NBT	$41,759	2,759	10,655	(4,806)	50,367

Unallocated CSS					(8,260)
Restructuring and other charges, net and other items(1)					(776)

Earnings before income taxes					$41,331

Segment capital expenditures (2)	$134,755	2,394	333	—	137,482

Unallocated CSS					1,772

Capital expenditures					$139,254

June 30, 2008
Revenue from external customers	$1,075,607	440,903	143,732	—	1,660,242
Inter-segment revenue	125,735	—	—	(125,735)	—

Total revenue	$1,201,342	440,903	143,732	(125,735)	1,660,242

Segment NBT	$115,792	6,794	12,410	(7,668)	127,328

Unallocated CSS					(8,110)
Restructuring and other charges, net and other items(1)					(6,543)

Earnings before income taxes					$112,675

Segment capital expenditures (2), (3)	$320,975	10,051	506	—	331,532

Unallocated CSS					3,701

Capital expenditures					$335,233

(1)	See Note (R), “Other Items Impacting Comparability,” for a discussion of items, in addition to restructuring and other charges, net that are excluded from our primary measure of segment performance.

(2)	Excludes revenue earning equipment acquired under capital leases.

(3)	Excludes acquisition payments of $114.3 million during the three months ended June 30, 2008.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	SCS	DCC	Eliminations	Total
	(In thousands)
For the six months ended
June 30, 2009

Revenue from external customers	$1,609,296	605,446	231,062	—	2,445,804
Inter-segment revenue	143,822	—	—	(143,822)	—

Total revenue	$1,753,118	605,446	231,062	(143,822)	2,445,804

Segment NBT	$72,165	736	20,922	(10,450)	83,373

Unallocated CSS					(15,187)
Restructuring and other charges, net and other items(1)					(8,704)

Earnings before income taxes					$59,482

Segment capital expenditures (2),(3)	$381,773	5,289	543	—	387,605

Unallocated CSS					3,682

Capital expenditures					$391,287

June 30, 2008
Revenue from external customers	$2,067,833	855,081	280,910	—	3,203,824
Inter-segment revenue	239,120	—	—	(239,120)	—

Total revenue	$2,306,953	855,081	280,910	(239,120)	3,203,824

Segment NBT	$207,230	15,107	23,726	(15,186)	230,877

Unallocated CSS					(19,650)
Restructuring and other charges, net and other items(1)					(6,465)

Earnings before income taxes					$204,762

Segment capital expenditures (2), (3)	$576,449	24,641	901	—	601,991

Unallocated CSS					7,055

Capital expenditures					$609,046

(1)	See Note (R), “Other Items Impacting Comparability,” for a discussion of items, in addition to restructuring and other charges, net that are excluded from our primary measure of segment performance.

(2)	Excludes revenue earning equipment acquired under capital leases.

(3)	Excludes acquisition payments of $85.5 million and $207.1 million during the six months ended June 30, 2009 and 2008, respectively.
          We have a diversified portfolio of customers across a full array of transportation and logistics solutions and across many industries. We believe this will help to mitigate the impact of adverse downturns in specific sectors of the economy. Our portfolio of full service lease and commercial rental customers is not concentrated in any one particular industry or geographic region. Our largest customer, General Motors Corporation, accounted for approximately 3% and 4% of consolidated revenue for the six months ended June 30, 2009 and 2008, respectively, and is comprised of multiple contracts within our SCS business segment in various geographic regions. At June 30, 2009 and December 31, 2008, GM trade accounts receivable were $34.1 million or 7% and $42.1 million or 8%, respectively, of our total trade accounts receivable.
(T)	RECENT ACCOUNTING PRONOUNCEMENTS
          In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 addresses the effects of eliminating the qualifying special-purpose entity concept from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and responds to concerns about the application of certain key provisions of FASB Interpretation No. 46R. SFAS No. 167 is effective for financial statements issued for fiscal years beginning after November 15, 2009, and interim periods within those years. We are in the process of evaluating the impact of SFAS No. 167 on our consolidated financial position, results of operations and cash flows.
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
AND RESULTS OF OPERATIONS –
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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
     During the fourth quarter of 2008, we decided to discontinue operations in Brazil, Argentina and Chile and transition out of specific SCS customer contracts in Europe. These operations will be reported as part of continuing operations in our Consolidated Condensed Financial Statements until all operations cease. We expect to cease all our operations in South America by the end of the third quarter of 2009 and transition out of SCS European operations by the end of 2009.
ITEMS AFFECTING COMPARABILITY BETWEEN PERIODS
          Accounting Changes
          See Note (B), “Accounting Changes,” for a discussion of the impact of changes in accounting standards.
ACQUISITIONS
          We have completed various asset purchases in the past year, under which we acquired a company’s fleet of vehicles and contractual customers. The FMS acquisitions operate under Ryder’s name and complement our existing market coverage and service network. FMS acquisitions during 2009 and 2008 were as follows:

			Contractual
Company Acquired	Date	Vehicles	Customers	Market
Edart Leasing LLC	February 2, 2009	1,600	340	Northeast U.S.
Gordon Truck Leasing	August 29, 2008	500	130	Pennsylvania
Gator Leasing, Inc.	May 12, 2008	2,300	300	Florida
Lily Transportation Corp.	January 11, 2008	1,600	200	Northeast U.S.
     On December 19, 2008, we completed the acquisition of substantially all of the assets of Transpacific Container Terminal Ltd. and CRSA Logistics Ltd. (CRSA) in Canada, as well as CRSA’s operations in Hong Kong and Shanghai, China. This strategic acquisition adds complementary solutions to our SCS capabilities including consolidation services in key Asian hubs, as well as deconsolidation operations in Vancouver, Toronto and Montreal.
     The results of these acquisitions have been included in our consolidated results since the dates of acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
CONSOLIDATED RESULTS

	Three months ended June 30,		Six months ended June 30,		Change 2009/2008
					Three	Six
	2009	2008	2009	2008	Months	Months
	(In thousands, except per share amounts)

Earnings before income taxes	$41,331	112,675	$59,482	204,762	(63)%	(71)%
Provision for income taxes	18,443	49,729	29,756	85,735	(63)	(65)

Net earnings	$22,888	62,946	$29,726	119,027	(64)%	(75)%

Per diluted common share (EPS)	$0.41	1.09	$0.53	2.05	(62)%	(74)%

Weighted-average shares outstanding — Diluted	55,381	57,002	55,331	57,488	(3)%	(4)%

          The deterioration in global economic conditions in the past year has resulted in sharply lower earnings for the second quarter and first half of 2009. Earnings before income taxes and net earnings in the second quarter and first half of 2009 reflect significantly lower earnings in the FMS business segment. This was driven by decreased global results in commercial rental, used vehicle sales, and full service lease. In addition, higher pension expense contributed to lower consolidated results. To a lesser extent, earnings were adversely impacted by significantly lower global automotive industry volumes. Net earnings in the second quarter of 2008 included a $6.8 million charge in our SCS operations in Brazil to adjust accruals and tax deferrals related to prior years.
          See “Operating Results by Business Segment” for a further discussion of operating results.

	Three months ended June 30,		Six months ended June 30,		Change 2009/2008
					Three	Six
	2009	2008	2009	2008	Months	Months
	(In thousands)

Revenue:
Fleet Management Solutions	$890,482	1,201,342	$1,753,118	2,306,953	(26)%	(24)%
Supply Chain Solutions	307,969	440,903	605,446	855,081	(30)	(29)
Dedicated Contract Carriage	116,036	143,732	231,062	280,910	(19)	(18)
Eliminations	(71,743)	(125,735)	(143,822)	(239,120)	43	40

Total	$1,242,744	1,660,242	$2,445,804	3,203,824	(25)%	(24)%

Operating revenue (1)	$1,036,375	1,213,510	$2,044,439	2,385,218	(15)%	(14)%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our businesses and as a measure of sales activity. FMS fuel services revenue net of related intersegment billings, which is directly impacted by fluctuations in market fuel prices, is excluded from the operating revenue computation as fuel is largely a pass-through to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. Subcontracted transportation is deducted from total revenue to arrive at operating revenue as subcontracted transportation is typically a pass-through to our customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Operating revenue is also a primary internal operating metric used to measure segment performance. Refer to the section titled “Non-GAAP Financial Measures” for a reconciliation of total revenue to operating revenue.
          Total revenue decreased 25% to $1.24 billion in the second quarter of 2009 and decreased 24% to $2.45 billion in the first half of 2009. The decline in total revenue was due to lower fuel services revenue and lower operating revenue. Fuel services revenue declined due to lower fuel costs and gallons sold. Operating revenue decreased 15% in the second quarter of 2009 and decreased 14% in the first half of 2009 primarily due to lower automotive production volumes, an unfavorable impact from foreign exchange, lower commercial rental revenue, and lower SCS and DCC fuel revenues. Operating revenue was also negatively impacted by lower miles driven by existing lease customers and an increase in customers downsizing their lease fleets. Total revenue and operating revenue in the second quarter of 2009 both included an unfavorable foreign exchange impact of 3% due primarily to the weakening of the Canadian dollar and the British pound. Total revenue and operating revenue in the first six months of 2009 included an unfavorable foreign exchange impact of 3% and 4%, respectively, due primarily to the weakening of the Canadian dollar and the British pound.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

	Three months ended June 30,		Six months ended June 30,		Change 2009/2008
					Three	Six
	2009	2008	2009	2008	Months	Months
	(Dollars in thousands)

Operating expense (exclusive of items shown separately)	$554,041	843,107	$1,098,507	1,606,874	(34)%	(32)%
Percentage of revenue	45%	51%	45%	50%
          Operating expense and operating expense as a percentage of revenue decreased in 2009 primarily as a result of lower fuel costs. The reduction in fuel costs over the prior year was driven by a decline in fuel prices as well as a lower number of gallons dispensed.

	Three months ended June 30,		Six months ended June 30,		Change 2009/2008
					Three	Six
	2009	2008	2009	2008	Months	Months
	(Dollars in thousands)

Salaries and employee-related costs	$314,862	354,043	$625,120	712,413	(11)%	(12)%
Percentage of revenue	25%	21%	26%	22%
Percentage of operating revenue	30%	29%	31%	30%
          Salaries and employee-related costs decreased $39.2 million and $87.3 million in the second quarter and first half of 2009, respectively, because of lower headcount, foreign exchange rate changes and, to a lesser extent, lower incentive-based compensation, commissions and discretionary match into the 401(k) savings plan based on company performance. Lower headcount was driven by reduced volumes in our SCS and DCC business segments and workforce reductions made as part of the restructuring initiatives announced in the fourth quarter of 2008. The decrease in salaries and employee-related costs was partially offset by an increase in pension expense of $15.1 million and $29.8 million in the second quarter and first half of 2009, respectively, caused by significant negative pension asset returns in 2008.

	Three months ended June 30,		Six months ended June 30,		Change 2009/2008
					Three	Six
	2009	2008	2009	2008	Months	Months
	(Dollars in thousands)

Subcontracted transportation	$56,995	93,699	$109,615	169,030	(39)%	(35)%
Percentage of revenue	5%	6%	4%	5%
          Subcontracted transportation expense represents freight management costs on logistics contracts for which we purchase transportation from third parties. Subcontracted transportation expense is directly impacted by whether we are acting as an agent or principal in our transportation management contracts. To the extent that we are acting as a principal, revenue is reported on a gross basis and carriage costs to third parties are recorded as subcontracted transportation expense. The impact to net earnings is the same whether we are acting as an agent or principal in the arrangement. Subcontracted transportation expense decreased $36.7 million and $59.4 million in the second quarter and first half of 2009, respectively, as a result of decreased freight volumes in the current economic environment.

	Three months ended June 30,		Six months ended June 30,		Change 2009/2008
					Three	Six
	2009	2008	2009	2008	Months	Months
	(In thousands)

Depreciation expense	$224,569	209,250	$447,090	415,210	7%	8%
Gains on vehicle sales, net	(3,115)	(10,164)	(7,088)	(22,590)	(69)	(69)
Equipment rental	16,932	20,295	32,539	41,821	(17)	(22)
          Depreciation expense relates primarily to FMS revenue earning equipment held for use and sale. Revenue earning equipment held for sale is recorded at the lower of fair value less cost to sell or net carrying value. Depreciation expense increased $15.3 million in the second quarter because of increased write-downs in the carrying value of vehicles held for sale of $7.2 million, accelerated depreciation of $2.3 million on certain classes of vehicles expected to be sold through 2010 and the impact of recent acquisitions and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)
higher vehicle investments partially offset by the impact of foreign exchange rates. Depreciation expense increased $31.9 million in the first half of 2009 because of increased write-downs in the carrying value of vehicles held for sale of $12.7 million, the impact of recent acquisitions, higher vehicle investments and an impairment charge of $3.9 million on a Singapore facility partially offset by the impact of foreign exchange rates.
          Gains on vehicle sales, net decreased $7.0 million in the second quarter of 2009 because of lower average pricing on vehicles sold. Gains on vehicles sales, net decreased $15.5 million in the first half of 2009 because of lower average pricing on vehicles sold and, to a lesser extent, a decline in the number of vehicles sold.
          Equipment rental consists primarily of rent expense for FMS revenue earning equipment under lease. Equipment rental decreased $3.4 million and $9.3 million in the second quarter and first half of 2009, respectively, because of a reduction in the average number of vehicles leased from third parties.

	Three months ended June 30,		Six months ended June 30,		Change 2009/2008
					Three	Six
	2009	2008	2009	2008	Months	Months
	(Dollars in thousands)

Interest expense	$37,286	37,588	$76,093	75,016	(1)%	1%
Effective interest rate	5.4%	5.2%	5.4%	5.3%
          Interest expense decreased $0.3 million in the second quarter of 2009 because of lower average debt balances partially offset by a higher effective interest rate. Interest expense increased $1.1 million in the first half of 2009 due to a higher effective interest rate partially offset by lower average debt balances.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In thousands)

Miscellaneous (income) expense, net	$(1,453)	(296)	$(1,035)	1,321
          Miscellaneous (income) expense, net consists of investment (income) losses on securities used to fund certain benefit plans, interest income, (gains) losses from sales of operating property, foreign currency transaction (gains) losses, and other non-operating items. Miscellaneous (income) expense, net increased $1.2 million in the second quarter of 2009 primarily due to better performance in our investment securities. Miscellaneous (income) expense, net increased $2.4 million in the first half of 2009 primarily due to better performance in our investment securities and lower foreign currency exchange losses.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In thousands)

Restructuring and other charges (recoveries), net	$1,296	45	$5,481	(33)
          Refer to Note (F), “Restructuring and Other Charges (Recoveries),” for a discussion of the restructuring and other charges recorded during the three and six months ended June 30, 2009. We eliminated approximately 30 positions in 2009 as part of our continued cost containment initiatives. We expect to realize annual savings of approximately $5 million from the 2009 workforce reductions in addition to the annual savings of approximately $38 million from the 2008 actions.

	Three months ended June 30,		Six months ended June 30,		Change 2009/2008
					Three	Six
	2009	2008	2009	2008	Months	Months
	(Dollars in thousands)

Provision for income taxes	$18,443	49,729	$29,756	85,735	(63)%	(65)%
Effective tax rate	44.6%	44.1%	50.0%	41.9%
          Our effective tax rate for the second quarter and first half of 2009 increased due to the impact of non-deductible expenses on lower projected pre-tax earnings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)
OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended June 30,		Six months ended June 30,		Change 2009/2008
					Three	Six
	2009	2008	2009	2008	Months	Months
	(In thousands)
Revenue:
Fleet Management Solutions	$890,482	1,201,342	$1,753,118	2,306,953	(26)%	(24)%
Supply Chain Solutions	307,969	440,903	605,446	855,081	(30)	(29)
Dedicated Contract Carriage	116,036	143,732	231,062	280,910	(19)	(18)
Eliminations	(71,743)	(125,735)	(143,822)	(239,120)	43	40

Total	$1,242,744	1,660,242	$2,445,804	3,203,824	(25)%	(24)%

Operating Revenue:
Fleet Management Solutions	$711,797	773,907	$1,404,115	1,520,894	(8)%	(8)%
Supply Chain Solutions	253,492	349,655	500,639	691,655	(28)	(28)
Dedicated Contract Carriage	113,518	141,281	226,254	275,306	(20)	(18)
Eliminations	(42,432)	(51,333)	(86,569)	(102,637)	17	16

Total	$1,036,375	1,213,510	$2,044,439	2,385,218	(15)%	(14)%

NBT:
Fleet Management Solutions	$41,759	115,792	$72,165	207,230	(64)%	(65)%
Supply Chain Solutions	2,759	6,794	736	15,107	(59)	(95)
Dedicated Contract Carriage	10,655	12,410	20,922	23,726	(14)	(12)
Eliminations	(4,806)	(7,668)	(10,450)	(15,186)	37	31

	50,367	127,328	83,373	230,877	(60)	(64)
Unallocated Central Support Services	(8,260)	(8,110)	(15,187)	(19,650)	(2)	23
Restructuring and other charges, net and other items	(776)	(6,543)	(8,704)	(6,465)	NM	NM

Earnings before income taxes	$41,331	112,675	$59,482	204,762	(63)%	(71)%

          As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Net Before Taxes” (NBT), which includes an allocation of Central Support Services (CSS), excludes restructuring and other charges, net, described in Note (F), “Restructuring and Other Charges (Recoveries),” and excludes the items discussed in Note (R), “Other Items Impacting Comparability” in the Notes to Consolidated Condensed Financial Statements. CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal and corporate communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included within the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation. See Note (S), “Segment Reporting,” in the Notes to Consolidated Condensed Financial Statements for a description of how the remainder of CSS costs are allocated to the business segments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)
          The following table provides a reconciliation of items excluded from our segment NBT measure to their classification within our Consolidated Condensed Statements of Earnings:

	Consolidated
	Condensed Statements of Earnings	Three months ended June 30,		Six months ended June 30,
Description	Line Item (1)	2009	2008	2009	2008
		(In thousands)

Restructuring and other (charges), net	Restructuring	$(1,296)	(45)	$(5,481)	33
International asset recovery (2)	Operating expense	520	—	701	—
International asset impairment (2)	Depreciation expense	—	—	(3,924)	—
Brazil charges (2)	Operating expense	—	(4,877)	—	(4,877)
Brazil charges (2)	Subcontracted transportation	—	(1,621)	—	(1,621)

Restructuring and other charges, net and other items		$(776)	(6,543)	$(8,704)	(6,465)

(1)	Restructuring refers to “Restructuring and other charges (recoveries), net” on our Consolidated Condensed Statements of Earnings.

(2)	See Note (R), “Other Items Impacting Comparability,” for additional information.
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
          The following table sets forth equipment contribution included in NBT for our SCS and DCC business segments:

	Three months ended June 30,		Six months ended June 30,		Change 2009/2008
					Three	Six
	2009	2008	2009	2008	Months	Months
	(Dollars in thousands)

Equipment contribution:
Supply Chain Solutions	$2,163	4,163	$4,799	8,298	(48)%	(42)%
Dedicated Contract Carriage	2,643	3,505	5,651	6,888	(25)	(18)

Total	$4,806	7,668	$10,450	15,186	(37)%	(31)%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)
Fleet Management Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2009/2008
					Three		Six
	2009	2008	2009	2008	Months		Months
	(Dollars in thousands)

Full service lease	$504,862	516,136	$996,536	1,020,297		(2)%		(2)%
Contract maintenance	42,293	41,895	83,681	82,532	1		1

Contractual revenue	547,155	558,031	1,080,217	1,102,829		(2)		(2)
Contract-related maintenance	40,801	50,134	85,792	101,844		(19)		(16)
Commercial rental	108,596	146,567	207,806	279,305		(26)		(26)
Other	15,245	19,175	30,300	36,916		(20)		(18)

Operating revenue (1)	711,797	773,907	1,404,115	1,520,894		(8)		(8)
Fuel services revenue	178,685	427,435	349,003	786,059		(58)		(56)

Total revenue	$890,482	1,201,342	$1,753,118	2,306,953		(26)%		(24)%

Segment NBT	$41,759	115,792	$72,165	207,230		(64)%		(65)%

Segment NBT as a % of total revenue	4.7%	9.6%	4.1%	9.0%	(490	) bps	(490	) bps

Segment NBT as a % of operating revenue (1)	5.9%	15.0%	5.1%	13.6%	(910	) bps	(850	) bps

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our FMS business segment and as a measure of sales activity. Fuel services revenue, which is directly impacted by fluctuations in market fuel prices, is excluded from our operating revenue computation as fuel is largely a pass-through to customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs.
          Total revenue decreased 26% during the second quarter of 2009 and decreased 24% during the first half of 2009 due primarily to lower fuel services revenue. Fuel services revenue decreased in 2009 due to lower fuel prices and, to a lesser extent, reduced fuel volumes. Operating revenue (revenue excluding fuel) decreased 8% in the second quarter and first half of 2009, as a decline in commercial rental revenue, unfavorable foreign exchange impact and lower lease miles more than offset the growth from acquisitions. Total revenue and operating revenue in the second quarter of 2009 included an unfavorable foreign exchange impact of 2% and 3%, respectively. Total revenue and operating revenue in the first half of 2009 included an unfavorable foreign exchange impact of 3% and 4%, respectively.
          Full service lease revenue decreased 2% in the second quarter and first half of 2009. Excluding the impact of foreign exchange, full service lease revenue grew 1% in both periods as revenue growth from acquisitions was partially offset by lower variable revenue from fewer miles driven by our customers with their fleets and an increase in customer fleet downsizing decisions. Contract maintenance revenue increased 1% in the second quarter of 2009 and first half of 2009 due to contract sales. We expect a modest decline in contractual revenue comparisons through at least the end of the year based on recent net sales activity and the continuing impact of the freight recession. Commercial rental revenue decreased 26% in both the second quarter and first half of 2009. Weak economic conditions drove a decrease in global commercial rental demand and, to a lesser extent, contributed to a reduction in fleet size and a more competitive pricing environment which led to a significant decline in revenue. In light of current economic conditions, we expect similar unfavorable commercial rental revenue comparisons through the remainder of the year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)
The following table provides commercial rental statistics on our global fleet:

	Three months ended June 30,		Six months ended June 30,		Change 2009/2008
					Three		Six
	2009	2008	2009	2008	Months		Months
	(Dollars in thousands)

Non-lease customer rental revenue	$68,922	88,306	$124,887	155,677		(22)%		(20)%

Lease customer rental revenue (1)	$39,674	58,261	$82,919	123,628		(32)%		(33)%

Average commercial rental power fleet size – in service (2), (3)	23,200	26,200	23,800	25,500		(11)%		(7)%

Commercial rental utilization – power fleet	68.9%	74.6%	65.0%	72.1%	(570	) bps	(710	) bps

(1)	Lease customer rental revenue is revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.

(2)	Number of units rounded to nearest hundred and calculated using quarterly average unit counts.

(3)	Fleet size excluding trailers.
          FMS NBT decreased $74.0 million in the second quarter of 2009 and decreased $135.1 million in the first half of 2009 primarily driven by the current economic slowdown and freight recession. This decrease in NBT was related to a decline in global commercial rental, lower used vehicle sales results, lower full service lease performance and higher pension expense. These items were partially offset by cost reduction initiatives, including workforce reductions announced in the fourth quarter of 2008. Commercial rental results were impacted by weak global demand which drove lower utilization and, to a lesser extent, reduced pricing on a smaller fleet. Used vehicle sales results were impacted by weak demand which drove lower pricing as well as higher inventory levels. For the first six months of 2009, weak demand for used vehicles also drove lower sales volumes. Full service lease results were adversely impacted by the protracted length and increased severity of the current freight recession which has resulted in reduced customer demand for new leases and an increased number of customers downsizing their fleets. Customers are also driving significantly fewer miles with their existing fleets, which lowers our variable revenue and fuel gallons sold. Pension expense significantly increased in 2009 because of poor performance in the overall stock market in 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)
     Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):

				Change
	June 30,	December 31,	June 30,	Jun. 2009/	Jun. 2009/
	2009	2008	2008	Dec. 2008	Jun. 2008

End of period vehicle count

By type:
Trucks (1)	66,900	68,300	68,400	(2)%	(2)%
Tractors (2)	51,900	51,900	51,000	—	2
Trailers (3)	38,000	39,900	39,900	(5)	(5)
Other	3,200	3,300	3,300	(3)	(3)

Total	160,000	163,400	162,600	(2)%	(2)%

By ownership:
Owned	154,900	158,100	157,200	(2)%	(1)%
Leased	5,100	5,300	5,400	(4)	(6)

Total	160,000	163,400	162,600	(2)%	(2)%

By product line:
Full service lease	119,200	120,600	118,800	(1)%	—%
Commercial rental	28,900	32,300	34,900	(11)	(17)
Service vehicles and other	2,900	2,800	3,500	4	(17)

Active units	151,000	155,700	157,200	(3)	(4)
Held for sale	9,000	7,700	5,400	17	67

Total	160,000	163,400	162,600	(2)%	(2)%

Customer vehicles under contract maintenance	35,700	35,500	34,200	1%	4%

Quarterly average vehicle count

By product line:
Full service lease	120,400	119,800	117,700	1%	2%
Commercial rental	29,600	33,300	34,100	(11)	(13)
Service vehicles and other	2,800	2,800	3,400	—	(18)

Active units	152,800	155,900	155,200	(2)	(2)
Held for sale	9,300	6,400	6,000	45	55

Total	162,100	162,300	161,200	—%	1%

Customer vehicles under contract maintenance	35,600	35,600	32,900	—%	8%

Year-to-date average vehicle count

By product line:
Full service lease	120,700	117,600	116,000	3%	4%
Commercial rental	30,600	33,800	33,700	(9)	(9)
Service vehicles and other	2,800	3,200	3,300	(13)	(15)

Active units	154,100	154,600	153,000	—	1
Held for sale	9,000	6,200	6,600	45	36

Total	163,100	160,800	159,600	1%	2%

Customer vehicles under contract maintenance	35,800	33,800	32,400	6%	10%

(1)	Generally comprised of Class 1 through Class 6 type vehicles with a Gross Vehicle Weight (GVW) up to 26,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Classes 7 and 8 type vehicles with a GVW of over 26,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.

Note: Prior year vehicle counts have been reclassified to conform to current year presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)
          The following table provides a breakdown of our non-revenue earning equipment included in our global fleet count above (number of units rounded to nearest hundred):

				Change
	June 30,	December 31,	June 30,	Jun. 2009/	Jun. 2009/
	2009	2008	2008	Dec. 2008	Jun. 2008

Not yet earning revenue (NYE)	500	1,500	1,300	(67)%	(62)%
No longer earning revenue (NLE):
Units held for sale	9,000	7,700	5,400	17	67
Other NLE units	3,500	2,900	1,400	21	150

Total	13,000	12,100	8,100	7%	60%

          NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. For 2009, the number of NYE units decreased consistent with lower new and replacement lease activity. NLE units represent all vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. For 2009, the number of NLE units increased because of higher used vehicle inventory levels, lower rental utilization and increased customer downsizings of their lease fleets. We expect high year over year NLE levels throughout the year.
Supply Chain Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2009/2008
					Three		Six
	2009	2008	2009	2008	Months		Months
	(Dollars in thousands)

U.S. operating revenue:
Automotive	$79,192	134,748	$158,305	268,709		(41)%		(41)%
High-Tech and Consumer	53,983	57,177	106,280	107,657		(6)		(1)
Industrial and Other	38,225	45,573	79,221	88,192		(16)		(10)

U.S. operating revenue	171,400	237,498	343,806	464,558		(28)		(26)

International operating revenue:
South America and Europe	19,947	28,201	38,691	63,894		(29)		(39)
Other	62,145	83,956	118,142	163,203		(26)		(28)

International operating revenue	82,092	112,157	156,833	227,097		(27)		(31)

Total operating revenue (1)	253,492	349,655	500,639	691,655		(28)		(28)
Subcontracted transportation	54,477	91,248	104,807	163,426		(40)		(36)

Total revenue	$307,969	440,903	$605,446	855,081		(30)%		(29)%

Segment NBT	$2,759	6,794	$736	15,107		(59)%		(95)%

Segment NBT as a % of total revenue	0.9%	1.5%	0.1%	1.8%	(60	) bps	(170	) bps

Segment NBT as a % of total operating revenue (1)	1.1%	1.9%	0.1%	2.2%	(80	) bps	(210	) bps

Memo: Fuel costs (2)	$15,730	47,225	$30,846	87,674		(67)%		(65)%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of the SCS business segment and as a measure of sales activity. Subcontracted transportation is deducted from total revenue to arrive at operating revenue as subcontracted transportation is typically a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Operating revenue is also a primary internal operating metric and is used to measure segment performance.

(2)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.
          Total revenue decreased 30% and 29% in the second quarter and first half of 2009, respectively. Total operating revenue decreased 28% in the second quarter and first half of 2009. These revenue declines resulted from weak economic conditions which impacted all industry groups, most notably automotive production and freight volumes. Revenue comparisons were also negatively impacted by an unfavorable foreign exchange impact, and lower fuel volumes. In the second quarter of 2009, SCS total revenue and operating revenue included an unfavorable foreign currency exchange impact of 5% and 4%, respectively. In the first half of 2009,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)
SCS total revenue and operating revenue included an unfavorable foreign exchange impact of 6% and 5%, respectively. We expect unfavorable revenue comparisons to continue in the near term based on automotive production volumes as well as our previously announced plan to discontinue operations in South America and Europe.
          SCS NBT decreased $4.0 million to $2.8 million in the second quarter and decreased $14.4 million to $0.7 million in the first half of 2009. The decrease was due to significantly reduced North American automotive volumes and plant closures which decreased NBT by $5.6 million in the second quarter of 2009 and $12.8 million in the first half of 2009. During the second quarter of 2009, we recognized $1.6 million of severance related to automotive plant closures in North America. In the second quarter of 2008, automotive results were negatively impacted by $3.1 million related to automotive strikes in North America. SCS NBT also included a loss of $3.6 million in the second quarter of 2009 and a loss of $7.2 million in the first half of 2009 related to operations in South America and Europe which will be discontinued. SCS NBT in the second quarter and first half of 2008 included a loss of $8.9 million and $9.0 million, respectively related primarily to higher transportation costs, customs and cross-border strikes and adverse developments in certain litigation related matters in Brazil.
          Our largest customer, General Motors Corporation (GM), accounted for approximately 14% of both SCS total revenue and operating revenue, for the first half of 2009, and is comprised of multiple contracts in various geographic regions. For the first half of 2008, GM accounted for approximately 17% and 16% of SCS total revenue and operating revenue, respectively.
          During the second quarter of 2009, several of our automotive customers filed for bankruptcy, including our largest customer, GM. We did not realize any losses on our pre-petition accounts receivables with any of these customers as we have collected a majority of the pre-petition accounts receivable and expect to collect the remaining receivables based on payment terms. In the U.S., we provide supply chain management and other transportation-related solutions supporting twelve GM plants and operations. According to GM’s announced reorganization plan, for the U.S. only, four of these operations are expected to be closed or idled during 2009. For the first half of 2009, revenue associated with the four Ryder-supported GM locations totaled approximately $8.4 million, representing 1% of SCS revenue, 10% of GM revenue, and was not significant as a percent of total revenue. We estimate closure costs of approximately $2.0 million to $3.5 million associated with GM’s announced reorganization plan of which $0.6 million was recorded in the second quarter of 2009. These costs represent primarily severance, asset impairments on vehicles and other items, and are expected to be incurred over the remainder of 2009. Approximately 200 vehicles are currently used to serve the impacted locations.
Dedicated Contract Carriage

	Three months ended June 30,		Six months ended June 30,		Change 2009/2008
					Three		Six
	2009	2008	2009	2008	Months		Months
	(Dollars in thousands)

Operating revenue (1)	$113,518	141,281	$226,254	275,306		(20)%		(18)%
Subcontracted transportation	2,518	2,451	4,808	5,604	3			(14)

Total revenue	$116,036	143,732	$231,062	280,910		(19)%		(18)%

Segment NBT	$10,655	12,410	$20,922	23,726		(14)%		(12)%

Segment NBT as a % of total revenue	9.2%	8.6%	9.1%	8.4%	60	bps	70	bps

Segment NBT as a % of operating revenue (1)	9.4%	8.8%	9.2%	8.6%	60	bps	60	bps

Memo: Fuel costs (2)	$16,653	36,457	$32,682	67,228		(54)%		(51)%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of the DCC business segment and as a measure of sales activity. Subcontracted transportation is deducted from total revenue to arrive at operating revenue as subcontracted transportation is typically a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Operating revenue is also a primary internal operating metric and is used to measure segment performance.

(2)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.
          Total revenue and operating revenue decreased 19% and 20%, respectively, in the second quarter of 2009 and decreased 18% in the first half of 2009 as a result of lower fuel costs pass-throughs and lower volumes. We expect similar revenue comparisons to continue in the near term due to continued lower customer volumes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)
          DCC NBT decreased $1.8 million in the three months ended June 30, 2009 due to the decline in revenue from lower volumes. DCC NBT decreased $2.8 million in the six months ended June 30, 2009 as a result of the decline in revenue and was partially offset by better operating performance and lower overhead spending. The improvement in DCC NBT as a percent of operating revenue in 2009 reflects the impact of lower fuel costs pass-throughs.
Central Support Services

	Three months ended June 30,		Six months ended June 30,		Change 2009/2008
					Three	Six
	2009	2008	2009	2008	Months	Months
	(In thousands)

Human resources	$3,521	3,864	$7,166	7,756	(9)%	(8)%
Finance	12,567	13,806	25,009	27,596	(9)	(9)
Corporate services and public affairs	2,901	2,864	5,739	6,725	1	(15)
Information technology	12,622	14,153	25,593	28,111	(11)	(9)
Health and safety	1,651	2,059	3,318	4,025	(20)	(18)
Other	6,783	8,356	11,444	17,669	(19)	(35)

Total CSS	40,045	45,102	78,269	91,882	(11)	(15)
Allocation of CSS to business segments	(31,785)	(36,992)	(63,082)	(72,232)	14	13

Unallocated CSS	$8,260	8,110	$15,187	19,650	2%	(23)%

          The decline in total CSS costs in both the second quarter and first half of 2009 was primarily driven by lower spending across all functional areas as a result of cost reduction actions. The decline in total CSS costs for the first half of 2009 was also due to higher spending on information technology initiatives and public affairs in 2008. Unallocated CSS costs were flat in the second quarter of 2009. Unallocated CSS costs declined in the first six months of 2009 as a result of higher spending on public affairs in 2008, lower incentive-based compensation and lower losses on investment securities.
FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
          The following is a summary of our cash flows from operating, financing and investing activities:

	Six months ended June 30,
	2009	2008
	(In thousands)
Net cash provided by (used in):
Operating activities	$492,431	522,470
Financing activities	(185,885)	50,672
Investing activities	(323,911)	(585,968)
Effect of exchange rate changes on cash	1,585	3,796

Net change in cash and cash equivalents	$(15,780)	(9,030)

          A detail of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.
          Cash provided by operating activities decreased to $492.4 million in the first half of 2009 compared with $522.5 million in 2008, due primarily to lower cash-based earnings, partially offset by reduced working capital needs. Cash used in financing activities in the first half of 2009 was $185.9 million compared to cash provided of $50.7 million in 2008 due to lower borrowing needs caused by a decrease in capital spending. Cash used in investing activities decreased to $323.9 million in the first half of 2009 compared to $586.0 million in 2008 primarily due to lower vehicle capital and acquisition spending in 2009.
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
AND RESULTS OF OPERATIONS – (Continued)
from our ongoing business activities. We believe free cash flow provides investors with an important perspective on the cash available for debt service and for shareholders after making capital investments required to support ongoing business operations. Our calculation of free cash flow may be different from the calculation used by other companies and therefore comparability may be limited.
          The following table shows the sources of our free cash flow computation:

	Six months ended June 30,
	2009	2008
	(In thousands)

Net cash provided by operating activities	$492,431	522,470
Sales of revenue earning equipment	100,532	140,464
Sales of operating property and equipment	2,672	2,421
Collections on direct finance leases	36,919	31,899
Other, net	—	395

Total cash generated	632,554	697,649
Purchases of property and revenue earning equipment	(391,287)	(609,046)

Free cash flow	$241,267	88,603

          Free cash flow increased to $241.3 million for the six months ended June 30, 2009 from $88.6 million in 2008 because of lower net capital expenditures. We expect free cash flow comparisons to improve for the remainder of the year due primarily to lower vehicle spending partially offset by lower earnings, higher cash taxes, lower used vehicle sales and potential voluntary pension contributions.
          The following table provides a summary of capital expenditures:

	Six months ended June 30,
	2009	2008
	(In thousands)

Revenue earning equipment: (1)
Full service lease	$307,181	462,441
Commercial rental	4,743	119,850

	311,924	582,291
Operating property and equipment	30,157	56,730

Total capital expenditures	342,081	639,021
Changes in accounts payable related to purchases of revenue earning equipment	49,206	(29,975)

Cash paid for purchases of property and revenue earning equipment	$391,287	609,046

(1)	Capital expenditures exclude revenue earning equipment acquired under capital leases of $1.9 million and $1.0 million during the six months ended June 30, 2009 and 2008, respectively.
          Capital expenditures (accrual basis) of $342.1 million were lower for the first half of 2009 principally as a result of reduced spending on full service lease for replacement and expansion of customer fleets and the substantial elimination of rental spending based on market demand. The decrease in capital expenditures related to operating property and equipment reflect our investments in information technology initiatives and real estate properties in the prior year. We now anticipate full-year 2009 accrual basis capital expenditures to be approximately $550 million, down from $1.27 billion in 2008. The current capital expenditures forecast represents a decrease of $390 million from our previous forecast of $940 million. The decline is due to lower expected new and replacement lease spending, as customers continue to downsize their fleets. Increased lease term extensions and redeployments of used equipment have also reduced the need for new vehicle purchases.
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
AND RESULTS OF OPERATIONS – (Continued)
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
          Our debt ratings at June 30, 2009 were as follows:

	Short-term	Long-term	Outlook

Moody’s Investors Service	P2	Baa1	Stable (reaffirmed February 2009)
Standard & Poor’s Ratings Services	A2	BBB+	Negative (lowered January 2009)
Fitch Ratings	F2	A-	Stable (reaffirmed March 2009)
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
          In April 2009, we executed a new $875 million global revolving credit facility with a syndicate of thirteen lending institutions. This facility replaces a $870 million credit facility that was scheduled to mature in May 2010. The new global credit facility matures in April 2012 and is used primarily to finance working capital and provide support for the issuance of unsecured commercial paper in the U.S. and Canada. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at June 30, 2009). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 37.5 basis points, which applies to the total facility size of $875 million, and is based on Ryder’s current credit ratings. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated tangible net worth, of less than or equal to 300%. Tangible net worth, as defined in the credit facility, includes 50% of our deferred federal income tax liability as well as a reduction equal to our book value of intangibles. The ratio at June 30, 2009 was 174%. At June 30, 2009, $612.6 million was available under the credit facility.
          In September 2008, we entered into a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to Ryder Receivable Funding II, L.L.C., a bankruptcy remote, consolidated subsidiary of Ryder, that in turn may sell, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in our unsecured debt ratings and changes in interest rates. The available proceeds that may be received under the program are limited to $250 million. If no event occurs which causes early termination, the 364-day program will expire on September 8, 2009. We are currently in the process of renewing the program through September 2010. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the securitized receivables. At June 30, 2009, no amounts were outstanding under the program. At December 31, 2008, $190.0 million was outstanding under the program and was included within “Short-term debt and current portion of long-term debt” on our Consolidated Condensed Balance Sheets.
          Historically, we have established asset-backed securitization programs whereby we sell beneficial interests in certain long-term vehicle leases and related vehicle residuals to a bankruptcy-remote special purpose entity that in turn transfers the beneficial interest to a special purpose securitization trust in exchange for cash. The securitization trust funds the cash requirement with the issuance of asset-backed securities, secured or otherwise collateralized by the beneficial interest in the long-term vehicle leases and the residual value of the vehicles. The securitization provides us with further liquidity and access to new capital markets based on market conditions. On June 18, 2008, Ryder Funding II LP, a special purpose bankruptcy-remote subsidiary wholly-owned by Ryder, filed a registration statement on Form S-3 with the Securities and Exchange Commission for the registration of $600 million in asset-backed notes. The registration statement became effective on November 6, 2008 and remains effective until November 6, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)
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
          At June 30, 2009, we had the following amounts available to fund operations under the aforementioned facilities:

(In millions)
Global revolving credit facility	$613
Trade receivables program	250
          The following table shows the movements in our debt balance:

	Six months ended June 30,
	2009	2008
	(In thousands)

Debt balance at January 1	$2,862,799	2,776,129

Cash-related changes in debt:
Net change in commercial paper borrowings	216,002	2,592
Proceeds from issuance of medium-term notes	—	250,000
Proceeds from issuance of other debt instruments	2,582	215,114
Retirement of medium-term notes and debentures	(173,000)	(30,000)
Other debt repaid, including capital lease obligations	(198,477)	(220,509)
Other	(10,504)	(1,845)

	(163,397)	215,352
Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	(8,074)	(5,337)
Addition of capital lease obligations, including acquisitions	1,949	1,868
Changes in foreign currency exchange rates and other non-cash items	19,021	2,183

Total changes in debt	(150,501)	214,066

Debt balance at June 30	$2,712,298	2,990,195

          In accordance with our funding philosophy, we attempt to match the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25% to 45% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total obligations (including notional value of swap agreements) was 28% at June 30, 2009 and 26% at December 31, 2008.
          Ryder’s leverage ratios and a reconciliation of on-balance sheet debt to total obligations were as follows:

	June 30,	% to	December 31,	% to
	2009	Equity	2008	Equity
	(Dollars in thousands)
On-balance sheet debt	$2,712,298	191%	2,862,799	213%
Off-balance sheet debt—PV of minimum lease payments and guaranteed residual values under operating leases for vehicles (1)	139,997		163,039

Total obligations	$2,852,295	201%	3,025,838	225%

(1)	Present value (PV) does not reflect payments Ryder would be required to make if we terminated the related leases prior to the scheduled expiration dates.
          On-balance sheet debt to equity consists of balance sheet debt divided by total equity. Total obligations to equity represents balance sheet debt plus the present value of minimum lease payments and guaranteed residual values under operating leases for vehicles, discounted based on our incremental borrowing rate at lease inception, all divided by total equity. Although total obligations is a non-GAAP financial measure, we believe that total obligations is useful as it provides a more complete analysis of our existing financial obligations and helps better assess our overall leverage position. The decrease in our leverage ratios in 2009 is driven by reduced funding needs as a result of lower capital spending requirement to support our contractual full service lease business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)
          Our long-term target percentage of total obligations to equity is 250% to 300% while maintaining investment grade rating. We believe this leverage range is appropriate for our business due to the liquidity of our vehicle portfolio and because of the substantial revenue component that is supported by long-term customer contracts related to those vehicles.
Off-Balance Sheet Arrangements
          We periodically enter into sale-leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions that are not deemed to be variable interest entities (VIEs). In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense. These leases contain limited guarantees by us of the residual values of the leased vehicles (residual value guarantees) that are conditioned upon disposal of the leased vehicles prior to the end of their lease term. The amount of future payments for residual value guarantees will depend on the market for used vehicles and the condition of the vehicles at time of disposal. See Note (N), “Guarantees,” in the Notes to Consolidated Condensed Financial Statements for additional information. We did not enter into any sale-leaseback transactions during the first six months of 2009.
Pension Information
          The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. We disclosed in our 2008 Annual Report that we estimated contributions of approximately $100 million to our pension plans during 2009 including voluntary U.S. contributions of approximately $73 million. At this time, we now expect to contribute approximately $23 million to our pension plans during 2009. However, we may elect to make voluntary contributions to the plan as the year progresses. During the six months ended June 30, 2009, global contributions of $12 million had been made to our pension plans. Changes in interest rates and the market value of the securities held by the plans during 2009 could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in 2010 and beyond. See Note (Q), “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.
          We participate in twelve multi-employer pension plans (MEP) that provide defined benefits to employees covered by collective bargaining agreements. At June 30, 2009, approximately 900 employees (approximately 4% of total employees) participated in these MEP plans. The annual net pension cost of the MEP plans is equal to the annual contribution determined in accordance with the provisions of negotiated labor contracts. Our current annualized MEP plan contributions total approximately $5 million. Pursuant to current pension laws, if any MEP plans fail to meet certain minimum funding thresholds, we could be required to make additional MEP plan contributions, until the respective labor agreement expires, of up to 10% of current contractual requirements. Several factors could cause MEP plans not to meet these minimum funding thresholds, including unfavorable investment performance, changes in participant demographics, and increased benefits to participants. The plan administrators and trustees of the MEP plans provide us with the annual funding notice required by law to be delivered. This notice sets forth the funded status of the plan as of the beginning of the prior year but does not provide any company-specific information.
          Employers participating in multi-employer plans can elect to withdraw from the plans, contingent upon labor union consent, and subject to a withdrawal obligation based on, among other factors, the MEP plan’s unfunded vested benefits. In addition, under applicable laws, in very limited circumstances, the plan trustee can impose material withdrawal obligations on us. Pension regulations provide that an employer who voluntarily withdraws from the MEP can fund its withdrawal obligation in a lump sum or over a time period of up to 20 years based on previous contribution rates. Based on the most recently available plan information, generally as of January 2008, we estimate our pre-tax contingent MEP plan voluntary withdrawal obligation to be approximately $16 million. In light of the significant declines in financial markets since the beginning of 2008, we expect most MEP plans to have substantially higher unfunded vested benefits than there were as of January 2008, which could have a materially negative impact on the estimated withdrawal liability. We have no current intention of taking any action that would subject us to the payment of material withdrawal obligations.
Share Repurchases and Cash Dividends
          See Note (O), “Share Repurchase Programs,” in the Notes to Consolidated Condensed Financial Statements for a discussion of share repurchases.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)
          In May 2009, our Board of Directors declared a quarterly cash dividend of $0.23 per share of common stock. In July 2009, our Board of Directors declared a quarterly cash dividend of $0.25. This dividend reflects a $0.02 increase from the $0.23 quarterly cash dividend we had been paying since March 2008.
RECENT ACCOUNTING PRONOUNCEMENTS
          See Note (T), “Recent Accounting Pronouncements,” in the Notes to Consolidated Condensed Financial Statements for a discussion of recent accounting pronouncements.
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
          The following table provides a numerical reconciliation of total revenue to operating revenue which was not provided within the MD&A discussion:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In thousands)

Total revenue	$1,242,744	1,660,242	$2,445,804	3,203,824
Fuel services and subcontracted transportation revenue (1)	(235,680)	(521,134)	(458,618)	(955,089)
Fuel eliminations	29,311	74,402	57,253	136,483

Operating revenue	$1,036,375	1,213,510	$2,044,439	2,385,218

(1)	Includes intercompany fuel sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)
FORWARD-LOOKING STATEMENTS
          Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:
•	our expectations as to anticipated revenue and earnings trends and the future impact of current economic conditions, particularly the freight recession and automotive volume declines;
•	impact of losses from conditional obligations arising from guarantees;
•	our expectations of the long-term residual values of revenue earning equipment;
•	number of NLE vehicles in inventory, and the size of our commercial rental and full service lease fleet, for the remainder of the year;
•	the anticipated timing of the recognition of pre-tax compensation expense;
•	our expectations of free cash flow and capital expenditures for 2009;
•	the adequacy of our accounting estimates and reserves for pension expense, depreciation and residual value guarantees, self-insurance reserves, goodwill impairment, accounting changes and income taxes;
•	our ability to fund all of our operations for the foreseeable future through internally generated funds and outside funding sources;
•	the anticipated impact of fuel price fluctuations;
•	our expectations as to future pension expense and estimated contributions;
•	our expectations with respect to multi-employer pension plans;
•	our expectations regarding the ultimate resolution of a disputed foreign tax assessment;
•	the anticipated deferral of tax gains on disposal of eligible revenue earning equipment pursuant to our vehicle like-kind exchange program;
•	our expectations regarding the effect of the adoption of recent accounting pronouncements;
•	our expectations regarding the collectability of pre-petition accounts receivable from customers in bankruptcy;
•	our expectations regarding the timing and impact of our plans to exit Supply Chain operations in South America and Europe;
•	our ability to access unsecured debt in the capital markets and our beliefs regarding the reliability of the participants to our contractual lending agreements;
•	our expectations regarding the future use and availability of funding sources; and
•	the appropriateness of our long-term target leverage range and our expectations regarding meeting that range.
          These statements, as well as other forward-looking statements contained in this Quarterly Report, are based on our current plans and expectations and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors could cause actual results and events to differ significantly from those expressed in any forward-looking statements. These risk factors include, but are not limited to, the following:
•	Market Conditions:
o	Changes in general economic and financial conditions in the U.S. and worldwide leading to decreased demand for our services, lower profit margins, increased levels of bad debt and reduced access to credit
o	More significant decrease in freight demand which would more severely impact both our transactions and variable-based contractual business
o	Changes in our customers’ operations, financial condition or business environment that may limit their need for, or ability to purchase, our services
o	Changes in market conditions affecting the commercial rental market or the sale of used vehicles
o	Less than anticipated growth rates in the markets in which we operate
o	Changes in current financial, tax or regulatory requirements that could negatively impact the leasing market
•	Competition:
o	Competition from other service providers, some of which have greater capital resources or lower capital costs
o	Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources
o	Our inability to maintain current pricing levels due to economic conditions, demands for services, customer acceptance or competition

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)
•	Profitability:
o	Our inability to obtain adequate profit margins for our services
o	Lower than expected customer volumes or retention levels
o	Loss of key customers in our SCS and DCC business segments
o	Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis
o	The inability of our business segments to create operating efficiencies
o	Sudden changes in fuel prices and fuel shortages
o	Our inability to successfully implement our asset management initiatives
o	Increased unionizing, labor strikes and work stoppages
o	Our inability to manage our cost structure
o	Our inability to limit our exposure for customer claims
•	Financing Concerns:
o	Higher borrowing costs and possible decreases in available funding sources caused by an adverse change in our debt ratings
o	Unanticipated interest rate and currency exchange rate fluctuations
o	Negative funding status of our pension plans caused by lower than expected returns on invested assets and unanticipated changes in interest rates
o	Increased instability in U.S. and worldwide credit markets, resulting in higher borrowing costs and/or reduced access to credit
•	Accounting Matters:
o	Impact of unusual items resulting from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and our organizational structure
o	Reductions in residual values or useful lives of revenue earning equipment
o	Increases in compensation levels, retirement rate and mortality resulting in higher pension expense; regulatory changes affecting pension estimates, accruals and expenses
o	Increases in healthcare costs resulting in higher insurance costs
o	Changes in accounting rules, assumptions and accruals
o	Impact of actual insurance claim and settlement activity compared to historical loss development factors used to project future development
o	Additional adverse issues or developments relating to our Brazilian operations
•	Other risks detailed from time to time in our SEC filings
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          As of the end of the second quarter of 2009, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the second quarter of 2009, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.
Changes in Internal Controls over Financial Reporting
          During the three months ended June 30, 2009, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          The following table provides information with respect to purchases we made of our common stock during the three months ended June 30, 2009:

				Maximum	Approximate
			Total Number of	Number of	Dollar Value
			Shares	Shares That May	That
			Purchased as	Yet Be	May Yet Be
	Total Number		Part of Publicly	Purchased Under	Purchased Under
	of Shares	Average Price	Announced	the Anti-Dilutive	the Discretionary
	Purchased (1)	Paid per Share	Program	Program (2)	Program (3)

April 1 through April 30, 2009	720	$24.84	—	636,564	$130,400,437
May 1 through May 31, 2009	970	29.31	—	636,564	130,400,437
June 1 through June 30, 2009	1,600	28.83	—	636,564	130,400,437

Total	3,290	$28.09	—

(1)	During the three months ended June 30, 2009, we purchased an aggregate of 3,290, shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our common stock, one of the investment options available under the plans.

(2)	In December 2007, our Board of Directors authorized a two-year anti-dilutive share repurchase program. Under the anti-dilutive program, management is authorized to repurchase shares of common stock in an amount not to exceed the lesser of the number of shares issued to employees upon the exercise of stock options or through the employee stock purchase plan for the period beginning on September 1, 2007 to December 12, 2009, or 2 million shares. Share repurchases of common stock may be made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the anti-dilutive program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During the three months ended June 30, 2009, no repurchases were made under this program. Towards the end of the third quarter of 2008, we paused purchases under this program given market conditions. We will continue to monitor financial conditions and will resume repurchases when we believe it is prudent to do so.

(3)	In December 2007, our Board of Directors also authorized a $300 million discretionary share repurchase program over a period not to exceed two years. Share repurchases of common stock may be made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the $300 million discretionary program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During the three months ended June 30, 2009, no repurchases were made under this program. Towards the end of the third quarter of 2008, we paused purchases under this program given market conditions. We will continue to monitor financial conditions and will resume repurchases when we believe it is prudent to do so.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	Our 2009 annual meeting of shareholders was held on May 1, 2009.

(b)	At the annual meeting, all director nominees named in (c) below were elected. The following directors continued in office after the meeting: David I. Fuente, L. Patrick Hassey, Eugene A. Renna, Abbie J. Smith and Hansel E. Tookes, II.

(c)	The matters voted upon at the meeting and the votes cast with respect to each matter were as follows:
          ELECTION OF DIRECTORS

	Votes Cast
Directors	For	Against	Abstain
James S. Beard	47,613,887	310,339	81,525
John M. Berra	45,823,783	2,100,344	81,623
Luis P. Nieto, Jr.	47,547,140	362,131	96,482
E. Follin Smith	45,805,644	2,108,620	91,488
Gregory T. Swienton	46,791,761	1,122,584	91,407
          MANAGEMENT PROPOSALS

	Votes Cast
	For	Against	Abstain
Ratification of PricewaterhouseCoopers LLP as independent auditor	47,578,876	367,127	59,749

ITEM 6. EXHIBITS

31.1	Certification of Gregory T. Swienton pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Robert E. Sanchez pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Gregory T. Swienton and Robert E. Sanchez pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC. (Registrant)

Date: July 23, 2009	By:	/s/ Robert E. Sanchez
Robert E. Sanchez
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: July 23, 2009	By:	/s/ Art A. Garcia
Art A. Garcia
Senior Vice President and Controller (Principal Accounting Officer)