Form 10-Q
period 2009-09-30
RYDER SYSTEM INC
filed 2009-10-22
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES     ☑ NO
The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at September 30, 2009 was 56,050,542.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Revenue	$1,256,647	1,576,836	$3,653,559	4,697,166

Operating expense (exclusive of items shown separately)	576,059	790,609	1,656,765	2,368,368
Salaries and employee-related costs	313,526	344,897	926,403	1,038,946
Subcontracted transportation	52,901	64,684	140,122	185,623
Depreciation expense	220,455	213,263	665,939	625,766
Gains on vehicle sales, net	(3,326)	(10,400)	(9,092)	(32,990)
Equipment rental	16,283	18,750	48,128	59,580
Interest expense	35,749	39,206	110,520	112,357
Miscellaneous (income) expense, net	(2,375)	710	(3,117)	2,336
Restructuring and other charges (recoveries), net	3,121	—	4,473	(33)

	1,212,393	1,461,719	3,540,141	4,359,953

Earnings from continuing operations before income taxes	44,254	115,117	113,418	337,213
Provision for income taxes	15,752	42,340	45,900	127,737

Earnings from continuing operations	28,502	72,777	67,518	209,476
Loss from discontinued operations, net of tax	(4,531)	(2,569)	(13,821)	(20,241)

Net earnings	$23,971	70,208	$53,697	189,235

Earnings (Loss) per common share — Basic
Continuing operations	$0.51	1.30	$1.21	3.67
Discontinued operations	(0.08)	(0.05)	(0.25)	(0.35)

Net earnings	$0.43	1.25	$0.96	3.32

Earnings (Loss) per common share — Diluted
Continuing operations	$0.51	1.29	$1.21	3.64
Discontinued operations	(0.08)	(0.05)	(0.25)	(0.35)

Net earnings	$0.43	1.24	$0.96	3.29

Cash dividends per common share	$0.25	0.23	$0.71	0.69

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2009	2008
	(Dollars in thousands, except per share amount)
Assets:
Current assets:
Cash and cash equivalents	$111,014	$120,305
Receivables, net of allowance of $13,323 and $15,477, respectively	633,587	635,376
Inventories	48,088	48,324
Prepaid expenses and other current assets	130,996	147,191

Total current assets	923,685	951,196
Revenue earning equipment, net of accumulated depreciation of $2,974,323 and $2,749,654, respectively	4,319,970	4,565,224
Operating property and equipment, net of accumulated depreciation of $870,656 and $842,427, respectively	548,894	546,816
Goodwill	215,737	198,253
Intangible assets	39,753	36,705
Direct financing leases and other assets	405,534	391,314

Total assets	$6,453,573	$6,689,508

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$256,554	$384,262
Accounts payable	233,636	295,083
Accrued expenses and other current liabilities	401,830	431,820

Total current liabilities	892,020	1,111,165
Long-term debt	2,269,795	2,478,537
Other non-current liabilities	886,917	837,280
Deferred income taxes	953,193	917,365

Total liabilities	5,001,925	5,344,347

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, September 30, 2009 or December 31, 2008	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, September 30, 2009 — 56,050,542; December 31, 2008 — 55,658,059	28,025	27,829
Additional paid-in capital	774,293	756,190
Retained earnings	1,119,314	1,105,369
Accumulated other comprehensive loss	(469,984)	(544,227)

Total shareholders’ equity	1,451,648	1,345,161

Total liabilities and shareholders’ equity	$6,453,573	$6,689,508

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2009	2008
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings	$53,697	$189,235
Loss from discontinued operations, net of tax	(13,821)	(20,241)

Earnings from continuing operations	67,518	209,476
Depreciation expense	665,939	625,766
Gains on vehicle sales, net	(9,092)	(32,990)
Share-based compensation expense	12,531	12,832
Amortization expense and other non-cash charges, net	30,628	9,007
Deferred income tax expense	37,885	99,852
Tax (charges) benefits from share-based compensation	(156)	1,162
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(11,506)	68,148
Inventories	943	1,615
Prepaid expenses and other assets	(4,623)	(25,876)
Accounts payable	(16,271)	(89,889)
Accrued expenses and other non-current liabilities	(14,957)	15,996

Net cash provided by operating activities from continuing operations	758,839	895,099

Cash flows from financing activities from continuing operations:
Net change in commercial paper borrowings	152,450	(369,879)
Debt proceeds	1,309	652,880
Debt repaid, including capital lease obligations	(496,291)	(135,308)
Dividends on common stock	(39,752)	(39,439)
Common stock issued	5,475	53,794
Common stock repurchased	—	(256,132)
Excess tax benefits from share-based compensation	449	6,361
Other	(10,523)	(3,956)

Net cash used in financing activities from continuing operations	(386,883)	(91,679)

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(508,586)	(888,336)
Sales of revenue earning equipment	147,066	208,868
Sales of operating property and equipment	3,440	3,360
Acquisitions	(85,698)	(232,167)
Collections on direct finance leases	51,130	46,824
Changes in restricted cash	14,380	58,039
Other, net	209	395

Net cash used in investing activities from continuing operations	(378,059)	(803,017)

Effect of exchange rate changes on cash	2,588	(3,737)

Decrease in cash and cash equivalents from continuing operations	(3,515)	(3,334)

Cash flows from discontinued operations:
Operating cash flows	(10,838)	(13,054)
Financing cash flows	(7,499)	13,131
Investing cash flows	13,895	(2,812)
Effect of exchange rate changes on cash	(1,334)	14

Decrease in cash and cash equivalents from discontinued operations	(5,776)	(2,721)

Decrease in cash and cash equivalents	(9,291)	(6,055)
Cash and cash equivalents at January 1	120,305	116,459

Cash and cash equivalents at September 30	$111,014	$110,404

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

						Accumulated
	Preferred			Additional		Other
	Stock	Common Stock		Paid-In	Retained	Comprehensive
	Amount	Shares	Par	Capital	Earnings	Loss	Total
	(Dollars in thousands, except per share amount)

Balance at December 31, 2008	$—	55,658,059	$27,829	756,190	1,105,369	(544,227)	1,345,161

Components of comprehensive income:
Net earnings	—	—	—	—	53,697	—	53,697
Foreign currency translation adjustments	—	—	—	—	—	71,573	71,573
Net unrealized gain related to derivatives accounted for as hedges	—	—	—	—	—	162	162
Amortization of pension and postretirement items, net of tax	—	—	—	—	—	10,927	10,927
Pension curtailment, net of tax	—	—	—	—	—	(11,927)	(11,927)
Change in net actuarial loss, net of tax	—	—	—	—	—	3,508	3,508

Total comprehensive income							127,940
Common stock dividends declared – $0.71 per share	—	—	—	—	(39,752)	—	(39,752)
Common stock issued under employee stock option and stock purchase plans (1)	—	387,193	193	4,965	—	—	5,158
Benefit plan stock sales (2)	—	5,290	3	314	—	—	317
Share-based compensation	—	—	—	12,531	—	—	12,531
Tax benefits from share-based compensation	—	—	—	293	—	—	293

Balance at September 30, 2009	$—	56,050,542	$28,025	774,293	1,119,314	(469,984)	1,451,648

(1)	Net of common shares delivered as payment for the exercise price or to satisfy the option holders’ withholding tax liability upon exercise of options.
(2)	Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plans.
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
(A) INTERIM FINANCIAL STATEMENTS
     The accompanying unaudited Consolidated Condensed Financial Statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder has a controlling voting interest (“subsidiaries”), and variable interest entities (VIEs) required to be consolidated in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with the accounting policies described in our 2008 Annual Report on Form 10-K except for the accounting changes described below relating to earnings per share data, business combinations and certain fair value measurements, and should be read in conjunction with the Consolidated Financial Statements and notes thereto. These financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures herein are adequate. The operating results for interim periods are unaudited and are not necessarily indicative of the results that can be expected for a full year. Prior year amounts have been restated to conform to the current period presentation. In connection with preparation of the Consolidated Condensed Financial Statements, we evaluated subsequent events after the balance sheet date of September 30, 2009 through the date of issuance, October 22, 2009.
     In December of 2008, we announced strategic initiatives to increase our competitiveness and drive long-term profitable growth. As part of these initiatives, we decided to discontinue Supply Chain Solutions (SCS) operations in South America and Europe. During the third quarter of 2009, we ceased service operations in Brazil, Argentina, Chile and certain European markets. Accordingly, results of these operations, financial position and cash flows are separately reported as discontinued operations for all periods presented either in the Consolidated Condensed Financial Statements or notes thereto.
(B) ACCOUNTING CHANGES
     In June 2008, the Financial Accounting Standards Board (FASB) issued accounting guidance on earnings per share which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Our nonvested stock (time-vested restricted stock rights, market-based restricted stock rights and restricted stock units) are considered participating securities since the share-based awards contain a non-forfeitable right to dividend equivalents irrespective of whether the awards ultimately vest. We adopted the provisions of this accounting guidance effective January 1, 2009 and computed earnings per common share using the two-class method for all periods presented. The two-class method of computing earnings per share reduced full year 2008, 2007 and 2006 diluted earnings per common share by $0.02, $0.02 and $0.01, respectively, and reduced third quarter and year-to-date 2008 diluted earnings per common share by $0.01 and $0.02, respectively.
     In December 2007, the FASB revised the accounting guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination and requires, among other things, that transaction costs in a business combination be expensed as incurred. This guidance was effective for business combinations closing after January 1, 2009. Effective January 1, 2009, we adopted the accounting guidance without a material impact to our Consolidated Condensed Financial Statements.
     In September 2006, the FASB issued accounting guidance on fair value measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We adopted the accounting guidance on January 1, 2008 for all financial assets and liabilities and for all nonfinancial assets and liabilities recognized or disclosed at fair value in our Consolidated Condensed Financial Statements on a recurring basis (at least annually). We adopted the accounting guidance on January 1, 2009 for all other nonfinancial assets and liabilities, including our vehicles held for sale. The adoption of this accounting guidance did not have a material impact on our Consolidated Condensed Financial Statements. Refer to Note (M), “Fair Value Measurements,” for additional disclosures.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(C) ACQUISITIONS
     Edart Leasing LLC Acquisition — On February 2, 2009, we acquired the assets of Edart Leasing LLC (“Edart”), which included Edart’s fleet of approximately 1,600 vehicles and more than 340 contractual customers from Edart’s five locations in Connecticut for a purchase price of $87.7 million, of which $81.3 million was paid as of September 30, 2009. The initial recording of the transaction was based on preliminary valuation assessments and is subject to change. As of September 30, 2009, goodwill and customer relationship intangibles related to the Edart acquisition were $14.4 million and $4.3 million, respectively. The combined network operates under the Ryder name, complementing our Fleet Management Solutions (FMS) business segment market coverage in the Northeast. We also acquired approximately 525 vehicles for remarketing.
     Transpacific Container Terminal Ltd. and CRSA Logistics Ltd. Acquisition — On December 19, 2008, we acquired the assets of Transpacific Container Terminal Ltd. and CRSA Logistics Ltd. (“CRSA”) located in Port Coquitlam, British Columbia, as well as CRSA’s operations in Hong Kong and Shanghai, China. The companies specialize in trans-Pacific, end-to-end transportation management and supply chain services primarily for Canadian retailers. This acquisition adds complementary solutions to our SCS business segment capabilities including consolidation services in Asian hubs and off-dock deconsolidation operations in Canada. The purchase price and initial recording of the transaction was based on preliminary valuation assessments and is subject to change. The purchase price was $15.2 million, of which $12.2 million was paid as of September 30, 2009. As of September 30, 2009, goodwill and customer relationship intangibles related to the CRSA acquisition were $4.1 million and $8.3 million, respectively. The terms of the asset purchase agreement provide for up to $4 million in contingent consideration to be paid to the seller if certain financial metrics are achieved. The contingent consideration will be accounted for as additional purchase price when the contingency is resolved.
     2008 FMS Acquisitions — During 2008, we completed a series of acquisitions in our FMS business segment, for a total purchase price of $239.6 million, of which $230.8 million was paid during the nine months ended September 30, 2008. We acquired all the assets of Gordon Truck Leasing, Gator Leasing Inc. and Lily Transportation Corporation. As of September 30, 2009, goodwill and customer relationship intangibles related to the 2008 FMS acquisitions were $56.5 million and $13.7 million, respectively. During the nine months ended September 30, 2009, purchase price adjustments were not significant.
     During the nine months ended September 30, 2009, we paid $4.4 million related to acquisitions completed in 2008. During the nine months ended September 30, 2008, we paid $1.4 million related to other acquisitions completed in years prior to 2008.
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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(In thousands, except for share amounts)

Revenue	$1,256,647	1,596,359	$3,656,335	4,771,866
Net earnings	$23,971	71,277	$54,594	193,012

Earnings per common share:
Basic	$0.43	1.27	$0.98	3.38
Diluted	$0.43	1.26	$0.98	3.36

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(D) DISCONTINUED OPERATIONS
     In December of 2008, we announced strategic initiatives to increase our competitiveness and drive long-term profitable growth. As part of these initiatives, we decided to discontinue SCS operations in South America and Europe. During the third quarter of 2009, we ceased service operations in Brazil, Argentina, Chile and certain European markets. Accordingly, results of these operations, financial position and cash flows are separately reported as discontinued operations for all periods presented either in the Consolidated Condensed Financial Statements or notes thereto.
     Summarized results of discontinued operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(In thousands)

Total revenue	$6,790	49,285	$55,682	132,779

Pre-tax loss from discontinued operations	$(4,625)	(3,134)	$(14,306)	(20,469)
Income tax benefit	94	565	485	228

Loss from discontinued operations, net of tax	$(4,531)	(2,569)	$(13,821)	(20,241)

     Loss from discontinued operations in the third quarter of 2009 and 2008 included $2.4 million and $3.1 million, respectively, of operating losses. Loss from discontinued operations in the nine months ended September 30, 2009 and 2008 included $7.9 million and $14.0 million, respectively, of operating losses.
     During the third quarter of 2009, we incurred $2.2 million of exit-related restructuring and other charges related to discontinued operations. These charges included $1.3 million of employee severance and benefit costs for retention bonuses, $0.6 million of lease contract termination charges and $0.3 million of restructuring plan implementation costs, mostly professional service fees. For the nine months ended September 30, 2009, we incurred $6.4 million of restructuring and other charges related to discontinued operations. These charges included $4.4 million of employee severance and benefit costs for retention and other bonuses, $0.4 million of contract termination charges and $1.6 million of restructuring plan implementation costs, mostly professional service fees.
     During the nine months ended September 30, 2008, we recorded a pre-tax charge of $6.5 million for prior years’ adjustments associated with our Brazilian SCS operation. The charge was identified in the course of a detailed business and financial review in Brazil, which occurred following certain adverse tax and legal developments. We determined that accruals of $3.7 million, primarily for carrier transportation and loss contingencies related to tax and legal matters, were not established in the appropriate period; and deferrals of $3.1 million, primarily for indirect value-added taxes, were overstated. The charges related primarily to the period from 2004 to 2007. After considering the qualitative and quantitative effects of the charges, we determined the charges were not material to our consolidated condensed financial statements in any individual prior period, and the cumulative amount was not material to 2008 results. Therefore, we recorded the adjustment for the cumulative amount in the second quarter of 2008.
     The following is a summary of assets and liabilities of discontinued operations:

	September 30,	December 31,
	2009	2008
	(In thousands)

Assets of discontinued operations:
Total current assets, primarily accounts receivable	$20,771	$31,931
Total assets	$25,330	$50,295

Liabilities of discontinued operations:
Total current liabilities, primarily accounts payable	$34,128	$55,287
Total liabilities	$38,131	$57,402
     At September 30, 2009, the net carrying value of operating property and equipment and revenue earning equipment held for sale recorded at fair value was $1.8 million. Fair value was determined based upon recent market prices for sales of each class of similar assets and vehicle condition. Therefore, our equipment held for sale was classified within Level 3 of the fair value hierarchy. During the three and nine months ended September 30, 2009, losses to reflect changes in fair value were not significant. At September 30, 2009, we had $12.3 million of foreign currency translation losses in other accumulated comprehensive income related to the subsidiaries where we have ceased or expect to cease operations. Accumulated foreign currency translation losses will be recognized in earnings upon substantial liquidation of our investment in the foreign subsidiaries.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(E) SHARE-BASED COMPENSATION PLANS
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
     The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(In thousands)

Stock option and stock purchase plans	$2,591	2,802	$7,630	7,847
Nonvested stock	1,872	1,781	4,901	4,985

Share-based compensation expense	4,463	4,583	12,531	12,832
Income tax benefit	(1,560)	(1,522)	(4,099)	(4,337)

Share-based compensation expense, net of tax	$2,903	3,061	$8,432	8,495

     Total unrecognized pre-tax compensation expense related to share-based compensation arrangements at September 30, 2009 was $25.4 million and is expected to be recognized over a weighted-average period of approximately 1.8 years.
     During the nine months ended September 30, 2009 and 2008, approximately 900,000 and 700,000 stock options, respectively, were granted under the Plans. These awards, which generally vest one-third each year from the date of grant, are fully vested three years from the grant date and have contractual terms of seven years. The fair value of each option award at the date of grant was estimated using a Black-Scholes-Merton option-pricing valuation model. The weighted-average fair value per option granted during the nine months ended September 30, 2009 and 2008 was $9.23 and $14.00, respectively.
     During each of the nine months ended September 30, 2009 and 2008, approximately 200,000 awards of restricted stock rights and restricted stock units (RSUs) were granted under the Plans. The majority of the restricted stock rights granted during the periods included a market-based vesting provision. For the 2009 grant, employees only receive the grant of stock if Ryder’s cumulative average total shareholder return (TSR) at least meets the S&P 500 cumulative average TSR over an applicable three-year period. For the 2008 grant, employees only receive the grant of stock if Ryder’s TSR at least meets the S&P 500 TSR over an applicable three-year period. The fair value of the market-based restricted stock rights on the grant date was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. The weighted-average fair value per market-based restricted stock right and RSU granted during the nine months ended September 30, 2009 and 2008 was $18.09 and $51.47, respectively. Stock awards granted during the nine months ended September 30, 2009 and 2008, also included time-vested restricted stock rights which entitle the holder to shares of common stock as the awards vest over a three-year period. The fair value of the time-vested awards is determined and fixed on the grant date based on Ryder’s stock price. The weighted-average fair value per time-vested restricted stock right granted during the nine months ended September 30, 2009 and 2008 was $26.34 and $59.25, respectively.
     During the nine months ended September 30, 2009 and 2008, employees who received market-based restricted stock rights also received market-based cash awards. The awards have the same vesting provisions as the market-based restricted stock rights except that Ryder’s TSR must at least meet the TSR of the 33rd percentile of the S&P 500. The cash awards are accounted for as liability awards as the cash settlement is based upon the performance of our common stock. As a result, the liability is adjusted to reflect fair value at the end of each reporting period. The fair value of the cash awards was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. During the three months ended September 30, 2009 and 2008, we recognized $1.1 million and $0.6 million, respectively, of compensation expense related to these cash awards in addition to the share-based compensation expense reported in the previous table. During the nine months ended September 30, 2009 and 2008, we recognized $1.8 million and $3.3 million, respectively, of compensation expense related to these cash awards in addition to the share-based compensation expense reported in the previous table.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(F) EARNINGS PER SHARE
     Effective January 1, 2009, we compute earnings per share using the two-class method. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period.
     The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Earnings per share — Basic:
Earnings from continuing operations	$28,502	72,777	$67,518	209,476
Less: Distributed and undistributed earnings allocated to nonvested stock	(312)	(710)	(724)	(1,868)

Earnings from continuing operations available to common shareholders — Basic	$28,190	72,067	$66,794	207,608

Weighted average common shares outstanding — Basic	55,435	55,550	55,339	56,552

Earnings from continuing operations per common share — Basic	$0.51	1.30	$1.21	3.67

Earnings per share — Diluted:
Earnings from continuing operations	$28,502	72,777	$67,518	209,476
Less: Distributed and undistributed earnings allocated to nonvested stock	(312)	(706)	(724)	(1,857)

Earnings from continuing operations available to common shareholders — Diluted	$28,190	72,071	$66,794	207,619

Weighted average common shares outstanding — Basic	55,435	55,550	55,339	56,552
Effect of dilutive options	46	399	42	423

Weighted average common shares outstanding — Diluted	55,481	55,949	55,381	56,975

Earnings from continuing operations per common share — Diluted	$0.51	1.29	$1.21	3.64

Anti-dilutive equity awards not included above	2,982	650	2,894	804

(G) RESTRUCTURING AND OTHER CHARGES (RECOVERIES)
     The components of restructuring and other charges (recoveries), net from continuing operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(In thousands)

Restructuring (recoveries) charges, net:
Severance and employee-related recoveries	$(919)	—	$(146)	(75)
Contract termination costs	239	—	646	42

	(680)	—	500	(33)

Other charges (recoveries), net:
Early retirement of debt	3,932	—	3,932	—
Other	(131)	—	41	—

Total	$3,121	—	$4,473	(33)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     As noted in Note (U), “Segment Reporting,” our primary measure of segment financial performance excludes, among other items, restructuring and other charges (recoveries), net; however, the applicable portion of the restructuring and other charges (recoveries), net that relates to each segment was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(In thousands)

Fleet Management Solutions	$3,730	—	$5,549	64
Supply Chain Solutions	(598)	—	(1,243)	(126)
Dedicated Contract Carriage	(3)	—	44	6
Central Support Services	(8)	—	123	23

Total	$3,121	—	$4,473	(33)

     Restructuring recoveries, net of $0.7 million for the three months ended September 30, 2009 represented benefits of $0.9 million related to refinements in estimates of employee severance and benefit costs for exit of remaining SCS Europe operations and workforce reduction charges. These benefits were partially offset by $0.2 million of contract termination charges recorded on the exit of remaining SCS Europe operations.
     Restructuring charges, net of $0.5 million for the nine months ended September 30, 2009 represented $0.6 million of contract termination charges recorded on the exit of the remaining SCS Europe operations partially offset by benefits of $0.1 million related to refinements in estimates of employee severance and benefit costs. We recognized a benefit of $2.5 million related to the exit of remaining SCS Europe operations and a charge of $2.4 million for workforce reductions. In the first quarter of 2009, we eliminated approximately 30 positions in 2009 as part of workforce reductions under our continued cost containment initiatives in addition to the approximately 700 positions eliminated as part of the fourth quarter 2008 actions.
     Other charges, net in the three and nine months ended September 30, 2009 consists primarily of debt extinguishment charges incurred as part of a $100 million debt tender offer completed in September 2009 and described in Note (L), Debt. The charge of $3.9 million consists of $3.5 million premium paid on the purchase of the $100 million outstanding, $0.4 million for the write-off of unamortized original debt discount and issuance costs, and fees on the transaction.
     Restructuring and other charges (recoveries), net for the three and nine months ended September 30, 2008 were not significant.
     Activity related to restructuring reserves including discontinued operations were as follows:

			Deductions		Foreign
	December 31, 2008		Cash	Non-Cash	Translation	September 30, 2009
	Balance	Additions	Payments	Reductions(1)	Adjustment	Balance
	(In thousands)

Employee severance and benefits	$26,541	7,942	26,834	3,689	1,243	5,203
Contract termination costs	3,482	1,519	4,494	522	135	120

Total	$30,023	9,461	31,328	4,211	1,378	5,323

(1)	Non-cash reductions represent adjustments to the restructuring reserves as actual costs were less than originally estimated.
     At September 30, 2009, the majority of outstanding restructuring obligations are required to be paid over the next three months.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(H) REVENUE EARNING EQUIPMENT

	September 30, 2009			December 31, 2008
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value(1)	Cost	Depreciation	Value (1)
	(In thousands)

Full service lease	$5,946,874	(2,339,403)	3,607,471	$5,568,162	(1,957,535)	3,610,627
Commercial rental	1,347,419	(634,920)	712,499	1,746,716	(792,119)	954,597

Total	$7,294,293	(2,974,323)	4,319,970	$7,314,878	(2,749,654)	4,565,224

(1)	Revenue earning equipment, net includes vehicles acquired under capital leases of $22.5 million, less accumulated amortization of $8.2 million, at September 30, 2009, and $20.2 million, less accumulated amortization of $5.1 million, at December 31, 2008. Amortization expense attributed to vehicles acquired under capital leases is combined with depreciation expense.
(I) GOODWILL
     The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	Fleet	Supply	Dedicated
	Management	Chain	Contract
	Solutions	Solutions	Carriage	Total
	(In thousands)

Balance at December 31, 2008	$179,504	13,849	4,900	198,253
Acquisitions (1)	14,520	1,438	—	15,958
Foreign currency translation adjustment	1,204	322	—	1,526

Balance at September 30, 2009	$195,228	15,609	4,900	215,737

(1)	See Note (C), “Acquisitions,” for additional information on acquisitions.
     We assess goodwill for impairment on April 1st of each year or more often if deemed necessary. On April 1, 2009, we completed our annual goodwill impairment test and determined there was no impairment.
(J) ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30, 2009			December 31, 2008
	Accrued	Non-Current		Accrued	Non-Current
	Expenses	Liabilities	Total	Expenses	Liabilities	Total
	(In thousands)

Salaries and wages	$49,078	—	49,078	$69,697	—	69,697
Deferred compensation	1,415	19,677	21,092	1,453	18,050	19,503
Pension benefits	2,538	524,853	527,391	2,501	504,714	507,215
Other postretirement benefits	3,307	44,304	47,611	3,350	43,027	46,377
Employee benefits	2,301	—	2,301	5,185	—	5,185
Insurance obligations, primarily self-insurance	106,984	161,563	268,547	109,167	164,372	273,539
Residual value guarantees	1,691	1,921	3,612	651	1,738	2,389
Vehicle rent	9,140	11,877	21,017	16,680	7,167	23,847
Deferred vehicle gains	790	2,452	3,242	808	3,120	3,928
Environmental liabilities	4,159	10,761	14,920	3,848	11,623	15,471
Asset retirement obligations	4,955	11,557	16,512	4,544	11,146	15,690
Operating taxes	71,686	—	71,686	73,280	—	73,280
Income taxes	33,831	63,953	97,784	4,183	52,700	56,883
Restructuring	5,182	141	5,323	29,857	166	30,023
Interest	34,421	—	34,421	34,547	—	34,547
Customer deposits	26,586	—	26,586	27,017	—	27,017
Derivatives	—	—	—	607	—	607
Other	43,766	33,858	77,624	44,445	19,457	63,902

Total	$401,830	886,917	1,288,747	$431,820	837,280	1,269,100

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(K) INCOME TAXES
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
     The following is a summary of tax years that are no longer subject to examination:
     Federal — audits of our U.S. federal income tax returns are closed through fiscal year 2006. In the first quarter of 2009, the IRS completed their examination of our U.S. income tax returns for 2004 through 2006. The statute of limitations for the 2004 and 2006 years will expire on December 31, 2009 and September 15, 2010, respectively.
     State — for the majority of states, we are no longer subject to tax examinations by tax authorities for tax years before 2004.
     Foreign — we are no longer subject to examinations by tax authorities for tax years before 2001 in Canada and Brazil, and 2003 and 2006 in Mexico and the U.K., respectively, which are our major foreign tax jurisdictions. In Brazil, we were assessed $14.6 million, including penalties and interest, related to the tax due on the sale of our outbound auto carriage business in 2001. We believe it is more likely than not that our tax position will ultimately be sustained and no amounts have been reserved for this matter.
     At September 30, 2009 and December 31, 2008, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $61.2 million and $51.7 million, respectively. Unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $1.3 million by September 30, 2010, if audits are completed or tax years close.
     Like-Kind Exchange Program
     We have a like-kind exchange program for certain of our revenue earning equipment operating in the U.S. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form whereby tax gains on disposal of eligible vehicles are deferred. To qualify for like-kind exchange treatment, we exchange, through a qualified intermediary, eligible vehicles being disposed of with vehicles being acquired allowing us to generally carryover the tax basis of the vehicles sold (“like-kind exchanges”). The program is expected to result in a material deferral of federal and state income taxes. As part of the program, the proceeds from the sale of eligible vehicles are restricted for the acquisition of replacement vehicles and other specified applications. Due to the structure utilized to facilitate the like-kind exchanges, the qualified intermediary that holds the proceeds from the sales of eligible vehicles and the entity that holds the vehicles to be acquired under the program are required to be consolidated in the accompanying Consolidated Condensed Financial Statements in accordance with U.S. GAAP. At September 30, 2009 and December 31, 2008, these consolidated entities had total assets of $20.7 million and $70.5 million, respectively.
     At September 30, 2009 and December 31, 2008, we had $18.1 million and $32.5 million, respectively, of restricted cash for all like-kind exchange programs included within “Prepaid expenses and other current assets” on the Consolidated Condensed Balance Sheets.
     Tax Law Change
     On February 19, 2009, the State of Wisconsin enacted changes to its tax system, which included mandatory unitary combined reporting. The impact of this change resulted in a favorable non-cash adjustment to deferred income taxes and increased net earnings in the nine months ended September 30, 2009 by $0.5 million, or $0.01 per diluted common share.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     On July 2, 2008, the State of Massachusetts enacted changes to its tax system, which included mandatory unitary combined reporting. The impact of this change resulted in a favorable non-cash adjustment to deferred income taxes and increased net earnings in the nine months ended September 30, 2008 by $1.8 million, or $0.03 per diluted common share.
     Effective Tax Rate
     Our effective income tax rate from continuing operations for the third quarter of 2009 was 35.6% compared with 36.8% in the same period last year. The decrease in the effective tax rate was mainly due to the favorable settlement of a foreign tax audit resulting in a $2.2 million tax benefit (or 5.1% of pre-tax earnings from continuing operations), partially offset by the impact of non-deductible expenses on lower comparable projected pre-tax earnings from continuing operations. During the third quarter of 2008, the State of Massachusetts enacted a new tax law which resulted in a favorable adjustment of $1.8 million. Our effective tax rate from continuing operations for the nine months ended September 30, 2009 was 40.5% compared with 37.9% in the same period last year. The increase in the effective tax rate was mainly due to the impact of non-deductible expenses on lower comparable projected pre-tax earnings from continuing operations and the benefit in the prior year from the new tax law, partially offset by the favorable settlement of the foreign tax audit.
(L) DEBT

	Weighted-Average Interest Rate
	September 30,	December 31,		September 30,	December 31,
	2009	2008	Maturities	2009	2008
				(In thousands)
Short-term debt and current portion of long-term debt:
Unsecured foreign obligations	12.37%	9.03%	2009	$6,047	$14,635
Trade receivables program	—	2.77%	2009	—	190,000
Current portion of long-term debt, including capital leases				250,507	179,627

Total short-term debt and current portion of long-term debt				256,554	384,262

Long-term debt:
U.S. commercial paper (1),(2)	0.58%	3.63%	2012	195,954	34,804
Canadian commercial paper (1),(2)	— %	2.80%	2012	—	8,283
Unsecured U.S. notes – Medium-term notes (1)	5.89%	5.73%	2009-2025	2,031,949	2,306,751
Unsecured U.S. obligations, principally bank term loans	1.76%	3.40%	2010-2013	132,550	157,150
Unsecured foreign obligations	5.07%	5.07%	2010-2012	134,659	120,944
Capital lease obligations	8.66%	9.31%	2009-2017	11,727	11,841

Total before fair market value adjustment				2,506,839	2,639,773
Fair market value adjustment on notes subject to hedging (3)				13,463	18,391

				2,520,302	2,658,164
Current portion of long-term debt, including capital leases				(250,507)	(179,627)

Long-term debt				2,269,795	2,478,537

Total debt				$2,526,349	$2,862,799

(1)	We had unamortized original issue discounts of $12.1 million and $12.0 million at September 30, 2009 and December 31, 2008, respectively.
(2)	Commercial paper borrowings are supported by the long-term revolving credit facility; therefore we have classified the commercial paper as long-term debt.
(3)	The notional amount of executed interest rate swaps designated as fair value hedges was $250.0 million at September 30, 2009 and December 31, 2008.
     In September of 2009, we completed a $100 million debt tender offer and paid $103.7 million. We purchased $50 million aggregate principal amount of outstanding 5.95% medium-term notes maturing May 2011 and $50 million aggregate principal amount of outstanding 4.625% medium-term notes maturing April 2010. We recorded a pre-tax debt extinguishment charge of $3.9 million which included $3.5 million for the premium paid, $0.4 million for the write-off of unamortized original debt discount and issuance costs, and fees on the transaction.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     In April 2009, we executed a new $875 million global revolving credit facility with a syndicate of thirteen lending institutions. This facility replaced a $870 million credit facility that was scheduled to mature in May 2010. The new global credit facility matures in April 2012 and is used primarily to finance working capital and provide support for the issuance of unsecured commercial paper in the U.S. and Canada. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at September 30, 2009). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 37.5 basis points, which applies to the total facility size of $875 million, and is based on Ryder’s current credit ratings. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated tangible net worth, of less than or equal to 300%. Tangible net worth, as defined in the credit facility, includes 50% of our deferred federal income tax liability and excludes the book value of our intangibles. The ratio at September 30, 2009 was 158%. At September 30, 2009, $676.4 million was available under the credit facility.
     In September 2008, we entered into a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to Ryder Receivable Funding II, L.L.C. (RRF LLC), a bankruptcy remote, consolidated subsidiary of Ryder, that in turn may sell, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in our unsecured debt ratings and changes in interest rates. The available proceeds that may be received under the program are limited to $250 million. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the securitized receivables. At September 30, 2009, there were no amounts outstanding under the program. At December 31, 2008, $190.0 million was outstanding under the program and was included within “Short-term debt and current portion of long-term debt” on our Consolidated Condensed Balance Sheets. At December 31, 2008, the amount of collateralized receivables under the program was $209.7 million. The program, as extended, expires on October 30, 2009. We are in the process of renewing the program on terms commercially acceptable to us. The size of the program may be reduced based on projected financing requirements.
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
(M) FAIR VALUE MEASUREMENTS
     We carry various assets and liabilities at fair value in the Consolidated Condensed Balance Sheets. The most significant assets and liabilities are vehicles held for sale, which are carried at the lower of carrying value or fair value less costs to sell, investments held in Rabbi Trusts and derivatives. Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Three levels of inputs that may be used to measure fair value are as follows:

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     The following tables present our assets and liabilities that are measured at fair value on a recurring basis and the levels of inputs used to measure fair value:

		Fair Value Measurements
		At September 30, 2009 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Investments held in Rabbi Trusts	DFL and other assets	$18,899	—	—	18,899
Interest rate swap	DFL and other assets	—	13,463	—	13,463
Foreign exchange contracts	Prepaids and other current assets	—	180	—	180

Total assets at fair value		$18,899	13,643	—	32,542

		Fair Value Measurements
		At December 31, 2008 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Investments held in Rabbi Trusts	DFL and other assets	$16,950	—	—	16,950
Interest rate swap	DFL and other assets	—	18,391	—	18,391

Total assets at fair value		$16,950	18,391	—	35,341

Liabilities:
Foreign exchange contracts	Accrued expenses	$—	607	—	607

Total liabilities at fair value		$—	607	—	607

     The following is a description of the valuation methodologies used for these items, as well as the level of input used to measure fair value:
     Investments held in Rabbi Trusts — The investments include exchange-traded equity securities and mutual funds. Fair values for these investments were based on quoted prices in active markets and were therefore classified within Level 1 of the fair value hierarchy.
     Interest rate swap — The derivative is a pay-variable, receive-fixed interest rate swap based on the LIBOR rate and is designated as a fair value hedge. Fair value was based on a model-driven valuation using the LIBOR rate, which was observable at commonly quoted intervals for the full term of the swap. Therefore, our interest rate swap was classified within Level 2 of the fair value hierarchy.
     Foreign exchange contracts — The derivatives are forward foreign currency exchange contracts used to mitigate the risk of foreign currency movements on intercompany transactions and are designated as cash flow hedges. Fair value was based on a model-driven valuation using the observable forward foreign exchange rates, which was observable at commonly quoted intervals for the full term of the contracts. Therefore, our foreign exchange contracts were classified within Level 2 of the fair value hierarchy.
     The following tables present our assets and liabilities that are measured at fair value on a nonrecurring basis and the levels of inputs used to measure fair value:

	Fair Value Measurements
	At September 30, 2009 Using			Total Losses(1)
				Three months	Nine months
	Level 1	Level 2	Level 3	ended	ended
	(In thousands)
Assets:
Revenue earning equipment held for sale	$—	—	45,055	$12,217	$41,948

Total assets at fair value	$—	—	45,055	$12,217	$41,948

(1)	Total losses represent fair value adjustments for all vehicles held for sale throughout the period for which fair value was less than carrying value.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (tractors, trucks, trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. Fair value was determined based upon recent market prices obtained from our own sales experience for sales of each class of similar assets and vehicle condition. Therefore, our revenue earning equipment held for sale was classified within Level 3 of the fair value hierarchy. At September 30, 2009, the net carrying value of revenue earning equipment held for sale was $83.1 million, of which $45.1 million was recorded at fair value less costs to sell of $0.9 million. During the three months ended September 30, 2009 and 2008, we recorded a loss to reflect changes in fair value of $12.2 million and $7.5 million, respectively, within “Depreciation expense” in the Consolidated Condensed Statements of Earnings. During the nine months ended September 30, 2009 and 2008, we recorded a loss to reflect changes in fair value of $41.9 million and $21.5 million, respectively, within “Depreciation expense” in the Consolidated Condensed Statements of Earnings. At December 31, 2008, the net carrying value of revenue earning equipment held for sale was $93.8 million.
     Total fair value of debt at September 30, 2009 and December 31, 2008 was approximately $2.62 billion and $2.55 billion, respectively. The carrying amounts reported in the Consolidated Condensed Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.
(N) DERIVATIVES
     In February 2008, we issued $250 million of unsecured medium-term notes maturing in March 2013. Concurrently, we entered into an interest rate swap with a notional amount of $250 million maturing in March 2013. The swap was designated as a fair value hedge whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. At September 30, 2009, the interest rate swap agreement effectively changed $250 million of fixed-rate debt with an interest rate of 6.00% to LIBOR-based floating-rate debt at a rate of 2.90%. Changes in the fair value of the interest rate swap are offset by changes in the fair value of the debt instrument. Accordingly, there is no ineffectiveness related to the interest rate swap.
     The location and amount of gains (losses) on derivative instruments and related hedged items reported in the Consolidated Condensed Statements of Earnings were as follows:

	Location of Gain (Loss)	Three months ended September 30,		Nine months ended September 30,
Fair Value Hedging Relationship	Recognized in Income	2009	2008	2009	2008
		(In thousands)
Derivative: Interest rate swap	Interest expense	$3,146	1,730	$(4,928)	(3,607)
Hedged item: Fixed-rate debt	Interest expense	(3,146)	(1,730)	4,928	3,607

Total		$—	—	$—	—

     Refer to Note (M), “Fair Value Measurements,” for disclosures of the fair value and line item caption of derivative instruments recorded on the Consolidated Condensed Balance Sheets.
(O) GUARANTEES
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     At September 30, 2009 and December 31, 2008, the maximum determinable exposure of each type of guarantee and the corresponding liability, if any, recorded on the Consolidated Condensed Balance Sheets were as follows:

	September 30, 2009		December 31, 2008
	Maximum	Carrying	Maximum	Carrying
	Exposure of	Amount	Exposure of	Amount
Guarantee	Guarantee	of Liability	Guarantee	of Liability
	(In thousands)
Vehicle residual value guarantees—finance lease programs (1)	$2,264	1,172	$2,332	935
Used vehicle financing	3,894	143	4,162	472
Standby letters of credit	7,629	7,524	7,778	—

Total	$13,787	8,839	$14,272	1,407

(1)	Amounts exclude contingent rentals associated with residual value guarantees on certain vehicles held under operating leases for which the guarantees are conditioned upon disposal of the leased vehicles prior to the end of their lease term. At September 30, 2009 and December 31, 2008, Ryder’s maximum exposure for such guarantees was $174.9 million and $200.0 million, respectively, with $3.6 million and $2.4 million recorded as a liability at September 30, 2009 and December 31, 2008, respectively.
     At September 30, 2009 and December 31, 2008, we had letters of credit and surety bonds outstanding totaling $259.4 million and $249.2 million, respectively, which primarily guarantee the payment of insurance claims. Certain of these letters of credit and surety bonds guarantee insurance activities associated with insurance claim liabilities transferred in conjunction with the sale of our automotive transport business, reported as a discontinued operation in previous years. To date, the insurance claims, representing per-claim deductibles payable under third-party insurance policies, have been paid and continue to be paid by the company that assumed such liabilities. However, if all or a portion of the estimated outstanding assumed claims of approximately $7.6 million at September 30, 2009 are unable to be paid, the third-party insurers may have recourse against certain of the outstanding letters of credit provided by Ryder in order to satisfy the unpaid claim deductibles. In order to reduce our potential exposure to these claims, we drew upon a $7.5 million outstanding letter of credit provided by the purchaser and recorded a deposit and corresponding liability at September 30, 2009. Periodically, an actuarial valuation is made in order to better estimate the amount of these outstanding insurance claim liabilities.
(P) SHARE REPURCHASE PROGRAMS
     In December 2007, our Board of Directors authorized a $300 million discretionary share repurchase program over a period not to exceed two years. Additionally, our Board of Directors authorized a separate two-year anti-dilutive repurchase program. Under the anti-dilutive program, management is authorized to repurchase shares of common stock in an amount not to exceed the lesser of the number of shares issued to employees upon the exercise of stock options or through the employee stock purchase plan from the period beginning on September 1, 2007 to December 12, 2009, or 2 million shares. Share repurchases of common stock under both plans may be made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2007 programs, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended September 30, 2008, we repurchased and retired 850,000 shares under the $300 million program at an aggregate cost of $56.5 million, and 102,849 shares under the anti-dilutive repurchase program at an aggregate cost of $6.8 million. For the nine months ended September 30, 2008, we repurchased and retired 2,615,000 shares under the $300 million program at an aggregate cost of $169.7 million, and 1,363,436 shares under the anti-dilutive repurchase program at an aggregate cost of $86.4 million. Towards the end of the third quarter of 2008, we paused purchases under both programs given market conditions at that time. As a result, no repurchase occurred under either program during the first nine months of 2009. Based on current market conditions, we plan to resume purchases under both programs in the fourth quarter. The timing and amount of repurchase transactions is determined based on management’s evaluation of financial market conditions, and other factors.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Q) COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. Our total comprehensive income (loss) presently consists of net earnings, currency translation adjustments associated with foreign operations that use the local currency as their functional currency, adjustments for derivative instruments accounted for as cash flow hedges and various pension and other postretirement benefits related items.
     The following table provides a reconciliation of net earnings as reported in the Consolidated Condensed Statements of Earnings to comprehensive income (loss):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(In thousands)

Net earnings	$23,971	70,208	$53,697	189,235
Other comprehensive income (loss):
Foreign currency translation adjustments	26,616	(65,716)	71,573	(67,317)
Net unrealized gain on derivative instruments	6	49	162	67
Amortization of transition obligation (1)	(3)	(6)	(12)	(17)
Amortization of net actuarial loss (1)	3,834	1,059	12,081	3,343
Amortization of prior service credit (1)	(393)	(372)	(1,142)	(1,402)
Pension curtailment (1)	(11,927)	(1,342)	(11,927)	(1,342)
Change in net actuarial loss (1)	(16)	(15,913)	3,508	(15,913)

Total comprehensive income (loss)	$42,088	(12,033)	$127,940	106,654

(1)	Amounts pertain to our pension and/or postretirement benefit plans and are presented net of tax. See Note (R), “Employee Benefit Plans,” for additional information.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(R) EMPLOYEE BENEFIT PLANS
     Components of net periodic benefit cost (credit) were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(In thousands)
Pension Benefits
Company-administered plans:
Service cost	$5,287	6,648	$16,120	20,529
Interest cost	23,547	23,158	69,439	70,096
Expected return on plan assets	(18,812)	(30,269)	(56,099)	(91,606)
Pension curtailment loss (gain)	115	(3,607)	115	(3,607)
Amortization of:
Transition obligation	(7)	(7)	(19)	(23)
Net actuarial loss	5,799	1,444	18,237	4,576
Prior service credit	(557)	(530)	(1,618)	(2,012)

	15,372	(3,163)	46,175	(2,047)
Union-administered plans	1,336	1,239	3,900	3,663

Net periodic benefit cost (credit)	$16,708	(1,924)	$50,075	1,616

Company-administered plans:
U.S.	$12,717	(1,387)	$38,151	(4,159)
Foreign	2,655	(1,776)	8,024	2,112

	15,372	(3,163)	46,175	(2,047)
Union-administered plans	1,336	1,239	3,900	3,663

	$16,708	(1,924)	$50,075	1,616

Postretirement Benefits
Company-administered plans:
Service cost	$370	361	$1,083	1,093
Interest cost	712	683	2,113	2,055
Amortization of:
Net actuarial loss	161	186	476	561
Prior service credit	(58)	(58)	(173)	(173)

Net periodic benefit cost	$1,185	1,172	$3,499	3,536

Company-administered plans:
U.S.	$883	944	$2,653	2,832
Foreign	302	228	846	704

	$1,185	1,172	$3,499	3,536

     Pension Contributions
     We disclosed in our 2008 Annual Report that we estimated contributions of approximately $100 million to our pension plans during 2009 including voluntary U.S. contributions of approximately $73 million. At this time, we expect to contribute approximately $29 million to our pension plans during 2009. However, we may elect to make voluntary contributions to the plans prior to year end. During the nine months ended September 30, 2009, we contributed $22 million to our pension plans.
     Pension and Other Postretirement Benefits Asset and Liability
     In July 2009, our Board of Directors approved an amendment to freeze our United Kingdom (UK) retirement plan for all participants effective March 31, 2010. As a result, these employees will cease accruing benefits under the defined benefit plan after March 31, 2010 and will begin receiving an enhanced benefit under a defined contribution plan. All retirement benefits earned as of March 31, 2010 will be fully preserved and will be paid in accordance with the plan and legal requirements. The freeze of the UK retirement plan created a pre-tax curtailment loss of $0.1 million in the third quarter of 2009. The curtailment and remeasurement of the UK retirement plan increased our pension benefit obligation by $16.7 million, pension items recognized within accumulated other comprehensive loss by $11.9 million, net of tax and deferred income taxes by $4.6 million.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     In July 2008, our Board of Directors approved an amendment to freeze the defined benefit portion of our Canadian retirement plan effective January 1, 2010 for current participants who do not meet certain grandfathering criteria. As a result, these non-grandfathered employees will cease accruing benefits under the defined benefit plan after January 1, 2010 and will begin receiving an enhanced benefit under the defined contribution portion of the retirement plan. All retirement benefits earned as of January 1, 2010 will be fully preserved and will be paid in accordance with the plan and legal requirements. Employees hired after January 1, 2010 will not be eligible to participate in the Canadian defined benefit plan. The freeze of the Canadian defined benefit plan created a pre-tax curtailment gain of $3.6 million in the third quarter of 2008.
     Enhanced Savings Plan
     U.S. employees who do not actively participate in our U.S. pension plans are eligible to participate in an enhanced Savings Plan (Enhanced Savings Plan). The Enhanced Savings Plan provides for (i) a company contribution even if employees do not make contributions, (ii) a company match of employee contributions of eligible pay, subject to IRS limits and (iii) a discretionary company match based on our performance. Our original Savings Plan only provided for a discretionary company match based on our performance. During the three months ended September 30, 2009 and 2008, we recognized total savings plan costs of $5.0 million and $6.5 million, respectively. During the nine months ended September 30, 2009 and 2008, we recognized total savings plan costs of $16.6 million and $22.3 million, respectively.
(S) OTHER ITEMS IMPACTING COMPARABILITY
     Our primary measure of segment performance excludes certain items we do not believe are representative of the ongoing operations of the segment. We believe that excluding these items from our segment measure of performance allows for better comparison of results.
     During the fourth quarter of 2008, a customer in the SCS business segment in the U.K. declared bankruptcy and we determined the outstanding finance lease receivable was not recoverable. In the fourth quarter of 2008, we recognized a pre-tax charge of $3.9 million to write-off this receivable. During the nine months ended September 30, 2009, we recovered $0.8 million. The pre-tax benefits were recorded within “Operating expense” in our Consolidated Condensed Statements of Earnings.
     In the fourth quarter of 2008, we were notified that a significant customer in Singapore would not renew its contract, which was set to expire in 2009. The notification triggered an analysis in order to assess the recoverability of the facility used in this customer’s operation. During the fourth quarter of 2008, we recognized an impairment charge to reduce the carrying value of the facility to its fair value. Conditions in the real estate market in Singapore continued to deteriorate during the first quarter of 2009. As a result, we recognized an additional pre-tax impairment charge of $4.1 million to write-down the facility to its current fair value during the first quarter of 2009. These charges were recorded within “Depreciation expense” in our Consolidated Condensed Statements of Earnings.
(T) SUPPLEMENTAL CASH FLOW INFORMATION
     Supplemental cash flow information was as follows:

	Nine months ended September 30,
	2009	2008
	(In thousands)

Interest paid	$107,525	$92,874
Income taxes paid, net of refunds	7,969	21,916
Changes in accounts payable related to purchases of revenue earning equipment	(40,331)	57,888
Revenue earning equipment acquired under capital leases	1,949	960

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(U) SEGMENT REPORTING
     Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. We operate in three reportable business segments: (1) FMS, which provides full service leasing, contract maintenance, contract-related maintenance and commercial rental of trucks, tractors and trailers to customers, principally in the U.S., Canada and the U.K.; (2) SCS, which provides comprehensive supply chain consulting including distribution and transportation services throughout North America and in Europe and Asia; and (3) Dedicated Contract Carriage (DCC), which provides vehicles and drivers as part of a dedicated transportation solution in the U.S.
     Our primary measurement of segment financial performance, defined as “Net Before Taxes” (NBT), includes an allocation of CSS and excludes restructuring and other charges (recoveries), net described in Note (G), “Restructuring and Other Charges (Recoveries),” and excludes the items discussed in Note (S), “Other Items Impacting Comparability.” CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal and corporate communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation. CSS costs attributable to the business segments are predominantly allocated to FMS, SCS and DCC as follows:
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     The following tables set forth financial information for each of our business segments and a reconciliation between segment NBT and earnings from continuing operations before income taxes for the three and nine months ended September 30, 2009 and 2008. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

	FMS	SCS	DCC	Eliminations	Total
	(In thousands)
For the three months ended September 30, 2009
Revenue from external customers	$837,280	298,740	120,627	—	1,256,647
Inter-segment revenue	74,667	—	—	(74,667)	—

Total revenue	$911,947	298,740	120,627	(74,667)	1,256,647

Segment NBT	$37,449	15,081	9,799	(5,725)	56,604

Unallocated CSS					(9,193)
Restructuring and other charges, net and other items(1)					(3,157)

Earnings from continuing operations before income taxes					$44,254

Segment capital expenditures (2), (3)	$114,161	1,635	408	—	116,204

Unallocated CSS					1,132

Capital expenditures					$117,336

September 30, 2008
Revenue from external customers	$1,055,230	380,974	140,632	—	1,576,836
Inter-segment revenue	111,526	—	—	(111,526)	—

Total revenue	$1,166,756	380,974	140,632	(111,526)	1,576,836

Segment NBT	$104,767	15,782	13,182	(8,218)	125,513

Unallocated CSS					(10,396)

Earnings from continuing operations before income taxes					$115,117

Segment capital expenditures (2), (3)	$369,104	6,423	1,347	—	376,874

Unallocated CSS					7,055

Capital expenditures					$383,929

(1)	See Note (S), “Other Items Impacting Comparability,” for a discussion of items, in addition to restructuring and other charges, net that are excluded from our primary measure of segment performance.
(2)	Excludes revenue earning equipment acquired under capital leases.
(3)	Excludes acquisition payments of $0.2 million and $25.1 million during the three months ended September 30, 2009 and 2008, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	SCS	DCC	Eliminations	Total
	(In thousands)
For the nine months ended September 30, 2009
Revenue from external customers	$2,446,773	855,097	351,689	—	3,653,559
Inter-segment revenue	218,292	—	—	(218,292)	—

Total revenue	$2,665,065	855,097	351,689	(218,292)	3,653,559

Segment NBT	$109,610	21,370	30,720	(16,174)	145,526

Unallocated CSS					(24,376)
Restructuring and other charges, net and other items(1)					(7,732)

Earnings from continuing operations before income taxes					$113,418

Segment capital expenditures (2),(3)	$495,934	6,888	951	—	503,773

Unallocated CSS					4,813

Capital expenditures					$508,586

September 30, 2008
Revenue from external customers	$3,123,713	1,151,911	421,542	—	4,697,166
Inter-segment revenue	349,996	—	—	(349,996)	—

Total revenue	$3,473,709	1,151,911	421,542	(349,996)	4,697,166

Segment NBT	$312,035	41,687	36,908	(23,404)	367,226

Unallocated CSS					(30,046)
Restructuring and other recoveries, net and other items(1)					33

Earnings from continuing operations before income taxes					$337,213

Segment capital expenditures (2), (3)	$847,049	28,923	2,248	—	878,220

Unallocated CSS					10,116

Capital expenditures					$888,336

(1)	See Note (S), “Other Items Impacting Comparability,” for a discussion of items, in addition to restructuring and other (charges) recoveries, net that are excluded from our primary measure of segment performance.
(2)	Excludes revenue earning equipment acquired under capital leases.
(3)	Excludes acquisition payments of $85.7 million and $232.2 million during the nine months ended September 30, 2009 and 2008, respectively.
     We have a diversified portfolio of customers across a full array of transportation and logistics solutions and across many industries. We believe this will help to mitigate the impact of adverse downturns in specific sectors of the economy. Our portfolio of full service lease and commercial rental customers is not concentrated in any one particular industry or geographic region. Our largest customer, General Motors Corporation, accounted for approximately 3% and 4% of consolidated revenue from continuing operations for the nine months ended September 30, 2009 and 2008, respectively, and is comprised of multiple contracts within our SCS business segment in various geographic regions. At September 30, 2009 and December 31, 2008, GM trade accounts receivable were $30.0 million or 6% and $42.1 million or 8%, respectively, of our total trade accounts receivable.
(V) RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2009, the FASB issued accounting guidance which addresses the accounting and disclosure requirements for transfers of financial assets. The guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009, and interim periods within those years. We are in the process of evaluating the impact of the guidance on our consolidated financial position, results of operations and cash flows.
     In December 2008, the FASB issued accounting guidance which enhanced disclosures about assets of a defined benefit pension or other postretirement plan including information on investment policies and strategies, major categories of plan assets and fair value measurements. The required disclosures are effective for financial statements issued for fiscal years ending after December 15, 2009 with early adoption permitted. We will include the enhanced disclosures beginning in our December 31, 2009 Form 10-K.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS —
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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
     Ryder System, Inc. (Ryder) is a global leader in transportation and supply chain management solutions. Our business is divided into three business segments: Fleet Management Solutions (FMS), which provides full service leasing, contract maintenance, contract-related maintenance and commercial rental of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; Supply Chain Solutions (SCS), which provides comprehensive supply chain consulting including distribution and transportation services throughout North America and in Europe and Asia; and Dedicated Contract Carriage (DCC), which provides vehicles and drivers as part of a dedicated transportation solution in the U.S. We operate in highly competitive markets. Our customers select us based on numerous factors including service quality, price, technology and service offerings. As an alternative to using our services, customers may choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors. Our customer base includes enterprises operating in a variety of industries including automotive, electronics, transportation, grocery, lumber and wood products, food service, and home furnishing.
     In December of 2008, we announced strategic initiatives to increase our competitiveness and drive long-term profitable growth. As part of these initiatives, we decided to discontinue SCS operations in South America and Europe. During the third quarter of 2009, we ceased service operations in Brazil, Argentina, Chile and certain Europe markets. Accordingly, results of these operations, financial position and cash flows are separately reported as discontinued operations for all periods presented either on the face of the financial statements or in the footnotes.
ITEMS AFFECTING COMPARABILITY BETWEEN PERIODS
     Accounting Changes
     See Note (B), “Accounting Changes,” for a discussion of the impact of changes in accounting guidance.
ACQUISITIONS
     We have completed various asset purchases in the past two years, under which we acquired a company’s fleet of vehicles and contractual customers. The FMS acquisitions operate under Ryder’s name and complement our existing market coverage and service network. FMS acquisitions during 2009 and 2008 were as follows:

			Contractual
Company Acquired	Date	Vehicles	Customers	Market
Edart Leasing LLC	February 2, 2009	1,600	340	Northeast U.S.
Gordon Truck Leasing	August 29, 2008	500	130	Pennsylvania
Gator Leasing, Inc.	May 12, 2008	2,300	300	Florida
Lily Transportation Corp.	January 11, 2008	1,600	200	Northeast U.S.
     On December 19, 2008, we completed the acquisition of substantially all of the assets of Transpacific Container Terminal Ltd. and CRSA Logistics Ltd. (CRSA) in Canada, as well as CRSA’s operations in Hong Kong and Shanghai, China. This strategic acquisition adds complementary solutions to our SCS capabilities including consolidation services in Asian hubs, as well as deconsolidation operations in Vancouver, Toronto and Montreal.
     The results of these acquisitions have been included in our consolidated results since the dates of acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
CONSOLIDATED RESULTS

	Three months ended September 30,		Nine months ended September 30,		Change 2009/2008
					Three	Nine
	2009	2008	2009	2008	Months	Months
	(In thousands)
Earnings from continuing operations before income taxes	$44,254	115,117	$113,418	337,213	(62)%	(66)%
Provision for income taxes	15,752	42,340	45,900	127,737	(63)	(64)

Earnings from continuing operations	28,502	72,777	67,518	209,476	(61)	(68)
Loss from discontinued operations, net of tax	(4,531)	(2,569)	(13,821)	(20,241)	(76)	32

Net earnings	$23,971	70,208	$53,697	189,235	(66)%	(72)%

Earnings (Loss) per common share — Diluted
Continuing operations	$0.51	1.29	$1.21	3.64	(60)%	(67)%
Discontinued operations	(0.08)	(0.05)	(0.25)	(0.35)	(60)	29

Net earnings	$0.43	1.24	$0.96	3.29	(65)%	(71)%

Weighted-average shares outstanding — Diluted	55,481	55,949	55,381	56,975	(1)%	(3)%

     The deterioration in global economic conditions in the past year has resulted in sharply lower earnings. For the third quarter and first nine months of 2009, pre-tax earnings from continuing operations reflect significantly lower earnings in our FMS business segment because of decreased global results in commercial rental, full service lease and vehicles sales as well as higher pension expense. Year-to-date results also reflect the impact of lower global automotive industry volumes, especially in the first half of 2009.
     See “Operating Results by Business Segment” for a further discussion of operating results.

	Three months ended September 30,		Nine months ended September 30,		Change 2009/2008
					Three	Nine
	2009	2008	2009	2008	Months	Months
	(In thousands)
Revenue:
Fleet Management Solutions	$911,947	1,166,756	$2,665,065	3,473,709	(22)%	(23)%
Supply Chain Solutions	298,740	380,974	855,097	1,151,911	(22)	(26)
Dedicated Contract Carriage	120,627	140,632	351,689	421,542	(14)	(17)
Eliminations	(74,667)	(111,526)	(218,292)	(349,996)	33	38

Total	$1,256,647	1,576,836	$3,653,559	4,697,166	(20)%	(22)%

Operating revenue (1)	$1,036,448	1,185,267	$3,054,389	3,535,080	(13)%	(14)%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our businesses and as a measure of sales activity. FMS fuel services revenue net of related intersegment billings, which is directly impacted by fluctuations in market fuel prices, is excluded from the operating revenue computation as fuel is largely a pass-through to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. Subcontracted transportation is deducted from total revenue to arrive at operating revenue as subcontracted transportation is typically a pass-through to our customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Operating revenue is also a primary internal operating metric used to measure segment performance. Refer to the section titled “Non-GAAP Financial Measures” for a reconciliation of total revenue to operating revenue.
     Total revenue decreased 20% to $1.26 billion in the third quarter of 2009 and decreased 22% to $3.65 billion in the nine months ended September 30, 2009. The decline in total revenue was due to lower fuel services revenue. Fuel services revenue declined due to lower fuel prices as well as lower fuel volumes. Operating revenue decreased 13% in the third quarter of 2009 and decreased 14% in the nine months ended September 30, 2009 primarily due to lower commercial rental revenue, SCS and DCC fuel revenue, and SCS automotive production volumes. Operating revenue was also negatively impacted by an increase in lease fleet downsizing decisions and lower miles driven by existing lease customers. Total revenue and operating revenue in the third quarter of 2009 included an unfavorable foreign exchange impact of 1.1% and 1.2%, respectively, due primarily to the weakening of the Mexican peso and the British pound. Total revenue and operating revenue in the nine months ended September 30, 2009 included an unfavorable foreign exchange impact of 2.3% and 2.7%, respectively, due primarily to the weakening of the British pound and the Canadian dollar.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

	Three months ended September 30,		Nine months ended September 30,		Change 2009/2008
					Three	Nine
	2009	2008	2009	2008	Months	Months
	(Dollars in thousands)

Operating expense (exclusive of items shown separately)	$576,059	790,609	$1,656,765	2,368,368	(27)%	(30)%
Percentage of revenue	46%	50%	45%	50%
     Operating expense and operating expense as a percentage of revenue decreased in 2009 primarily as a result of lower fuel costs. The reduction in fuel costs was driven by a decline in fuel prices as well as lower fuel volumes.
     We retain a portion of the accident risk under vehicle liability and workers’ compensation insurance programs. Our self-insurance accruals are based on actuarially estimated, undiscounted cost of claims, which includes claims incurred but not reported. While we believe that our estimation processes are well designed, every estimation process is inherently subject to limitations. Fluctuations in the frequency or severity of accidents make it difficult to precisely predict the ultimate cost of claims. In recent years, our development has been favorable compared to historical selected loss development factors because of improved safety performance, payment patterns and settlement patterns; however, there is no assurance we will continue to have similar favorable development in the future. During the three months ended September 30, 2009 and 2008, we recorded a charge of $0.2 million and a benefit of $3.5 million, respectively, from development in estimated prior years’ self-insured loss reserves for the reasons noted above. During the nine months ended September 30, 2009 and 2008, we recorded a benefit of $3.1 million and $13.8 million, respectively, from favorable development in estimated prior years’ self-insured loss reserves for the reasons noted above.

	Three months ended September 30,		Nine months ended September 30,		Change 2009/2008
					Three	Nine
	2009	2008	2009	2008	Months	Months
	(Dollars in thousands)

Salaries and employee-related costs	$313,526	344,897	$926,403	1,038,946	(9)%	(11)%
Percentage of revenue	25%	22%	25%	22%
Percentage of operating revenue	30%	29%	30%	29%
     Salaries and employee-related costs decreased $31.4 million in the third quarter of 2009 because of lower headcount, lower incentive-based compensation, commissions, and foreign exchange rate changes. Salaries and employee-related costs decreased $112.5 million in the nine months ended September 30, 2009 because of lower headcount, changes in foreign exchange rates, lower incentive-based compensation, commissions and savings plan costs. Lower headcount was driven by reduced volumes in our SCS and DCC business segments and workforce reductions made as part of restructuring initiatives announced in the fourth quarter of 2008. The decrease in salaries and employee-related costs was partially offset by an increase in pension expense of $18.6 million and $48.5 million in the three and nine months ended September 30, 2009, respectively, caused by significant negative pension asset returns in 2008 and the positive impact of a $3.6 million Canadian pension curtailment gain recorded in the third quarter of 2008.

	Three months ended September 30,		Nine months ended September 30,		Change 2009/2008
					Three	Nine
	2009	2008	2009	2008	Months	Months
	(Dollars in thousands)

Subcontracted transportation	$52,901	64,684	$140,122	185,623	(18)%	(25)%
Percentage of revenue	4%	4%	4%	4%
     Subcontracted transportation expense represents freight management costs on logistics contracts for which we purchase transportation from third parties. Subcontracted transportation expense is directly impacted by whether we are acting as an agent or principal in our transportation management contracts. To the extent that we are acting as a principal, revenue is reported on a gross basis and carriage costs to third parties are recorded as subcontracted transportation expense. The impact to net earnings is the same whether we are acting as an agent or principal in the arrangement. Subcontracted transportation expense decreased $11.8 million and $45.5 million in the three and nine months ended September 30, 2009, respectively, as a result of decreased freight volumes in the current economic environment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

	Three months ended September 30,		Nine months ended September 30,		Change 2009/2008
					Three	Nine
	2009	2008	2009	2008	Months	Months
	(In thousands)

Depreciation expense	$220,455	213,263	$665,939	625,766	3%	6%
Gains on vehicle sales, net	(3,326)	(10,400)	(9,092)	(32,990)	(68)	(72)
Equipment rental	16,283	18,750	48,128	59,580	(13)	(19)
     Depreciation expense relates primarily to FMS revenue earning equipment. Revenue earning equipment held for sale is recorded at the lower of fair value less costs to sell or net carrying value. Depreciation expense increased $7.2 million in the third quarter because of increased write-downs in the carrying value of vehicles held for sale of $4.7 million, accelerated depreciation of $4.0 million on certain classes of vehicles expected to be sold through 2010, the impact of recent acquisitions, higher average vehicle investments, partially offset by the impact of foreign exchange rates and a lower number of owned vehicles. Depreciation expense increased $40.2 million in the nine months ended September 30, 2009 because of increased write-downs in the carrying value of vehicles held for sale of $20.4 million, the impact of recent acquisitions, accelerated depreciation of $6.3 million on certain classes of vehicles expected to be sold through 2010, higher average vehicle investments and an impairment charge of $4.1 million on a Singapore facility, partially offset by the impact of foreign exchange rates and a lower number of owned vehicles.
     Gains on vehicle sales, net decreased $7.1 million in the third quarter of 2009 because of lower average pricing on vehicles sold. Gains on vehicle sales, net decreased $23.9 million in the nine months ended September 30, 2009 because of lower average pricing on vehicles sold and, to a lesser extent, a decline in the number of vehicles sold.
     Equipment rental consists primarily of rent expense for FMS revenue earning equipment under lease. Equipment rental decreased $2.5 million and $11.5 million in the three and nine months ended September 30, 2009, respectively, because of a reduction in the average number of vehicles leased from third parties.

	Three months ended September 30,		Nine months ended September 30,		Change 2009/2008
					Three	Nine
	2009	2008	2009	2008	Months	Months
	(Dollars in thousands)

Interest expense	$35,749	39,206	$110,520	112,357	(9)%	(2)%
Effective interest rate	5.5%	5.4%	5.4%	5.3%
     Interest expense decreased $3.5 million and $1.8 million in the three and nine months ended September 30, 2009, respectively, because of lower average debt balances partially offset by a higher effective interest rate.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(In thousands)

Miscellaneous (income) expense, net	$(2,375)	710	$(3,117)	2,336
     Miscellaneous (income) expense, net consists of investment (income) losses on securities used to fund certain benefit plans, interest income, (gains) losses from sales of operating property, foreign currency transaction (gains) losses, and other non-operating items. Miscellaneous (income) expense, net improved $3.1 million and $5.5 million in the three and nine months ended September 30, 2009, respectively, primarily due to better performance in our investment securities. Miscellaneous (income) expense, net in the nine months ended September 30, 2009 also benefited from foreign currency exchange gains.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(In thousands)

Restructuring and other charges (recoveries), net	$3,121	—	$4,473	(33)
     Refer to Note (G), “Restructuring and Other Charges (Recoveries),” for a discussion of the restructuring and other charges recorded during the three and nine months ended September 30, 2009. We eliminated approximately 30 positions in 2009 as part of our continued cost containment initiatives. We expect to realize annual savings of approximately $5 million from the 2009 workforce reductions in addition to the annual savings of approximately $38 million from actions taken in the fourth quarter of 2008.

	Three months ended September 30,		Nine months ended September 30,		Change 2009/2008
					Three	Nine
	2009	2008	2009	2008	Months	Months
	(Dollars in thousands)

Provision for income taxes	$15,752	42,340	$45,900	127,737	(63)%	(64)%
Effective tax rate from continuing operations	35.6%	36.8%	40.5%	37.9%
     Our effective income tax rate from continuing operations for the third quarter of 2009 decreased mainly due to the favorable settlement of a foreign tax audit resulting in a $2.2 million tax benefit (or 5.1% of pre-tax earnings from continuing operations), partially offset by the impact of non-deductible expenses on lower comparable projected pre-tax earnings from continuing operations. During the third quarter of 2008, the State of Massachusetts enacted a new tax law which resulted in a favorable adjustment of $1.8 million. Our effective tax rate for the nine months ended September 30, 2009 increased mainly due to the impact of non-deductible expenses on lower comparable projected pre-tax earnings and the benefit in the prior year from the new tax law, partially offset by the favorable settlement of the foreign tax audit.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(In thousands)

Loss from discontinued operations, net of tax	$(4,531)	(2,569)	$(13,821)	(20,241)
     Loss from discontinued operations in the third quarter of 2009 and 2008 includes $2.4 million and $3.1 million, respectively, of operating losses and 2009 includes $2.2 million of exit-related restructuring and other items incurred in the wind down of our SCS South America operations and certain European operations. Loss from discontinued operations in the nine months ended September 30, 2009 and 2008 includes $7.9 million and $14.0 million, respectively, of operating losses and $6.4 million and $6.5 million, respectively, of restructuring charges and other items. Refer to Note (D), “Discontinued Operations,” for a further discussion of discontinued operations. Accumulated foreign currency translation losses will be recognized in earnings upon substantial liquidation of our investment in the foreign subsidiaries. We expect to recognize accumulated foreign currency translation losses of $12.3 million in earnings related to discontinued operations in the fourth quarter of 2009 when we expect to have substantially liquidated our investments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended September 30,		Nine months ended September 30,		Change 2009/2008
					Three	Nine
	2009	2008	2009	2008	Months	Months
	(In thousands)
Revenue:
Fleet Management Solutions	$911,947	1,166,756	$2,665,065	3,473,709	(22)%	(23)%
Supply Chain Solutions	298,740	380,974	855,097	1,151,911	(22)	(26)
Dedicated Contract Carriage	120,627	140,632	351,689	421,542	(14)	(17)
Eliminations	(74,667)	(111,526)	(218,292)	(349,996)	33	38

Total	$1,256,647	1,576,836	$3,653,559	4,697,166	(20)%	(22)%

Operating Revenue:
Fleet Management Solutions	$711,614	777,111	$2,115,729	2,298,005	(8)%	(8)%
Supply Chain Solutions	249,566	319,098	723,510	974,700	(22)	(26)
Dedicated Contract Carriage	116,900	137,824	343,154	413,130	(15)	(17)
Eliminations	(41,632)	(48,766)	(128,004)	(150,755)	15	15

Total	$1,036,448	1,185,267	$3,054,389	3,535,080	(13)%	(14)%

NBT:
Fleet Management Solutions	$37,449	104,767	$109,610	312,035	(64)%	(65)%
Supply Chain Solutions	15,081	15,782	21,370	41,687	(4)	(49)
Dedicated Contract Carriage	9,799	13,182	30,720	36,908	(26)	(17)
Eliminations	(5,725)	(8,218)	(16,174)	(23,404)	30	31

	56,604	125,513	145,526	367,226	(55)	(60)
Unallocated Central Support Services	(9,193)	(10,396)	(24,376)	(30,046)	12	19
Restructuring and other charges, net and other items	(3,157)	—	(7,732)	33	NM	NM

Earnings from continuing operations before income taxes	$44,254	115,117	$113,418	337,213	(62)%	(66)%

     As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Net Before Taxes” (NBT) from continuing operations, which includes an allocation of Central Support Services (CSS), excludes restructuring and other charges, net, described in Note (G), “Restructuring and Other Charges (Recoveries),” and excludes the items discussed in Note (S), “Other Items Impacting Comparability” in the Notes to Consolidated Condensed Financial Statements. CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal and corporate communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included within the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation. See Note (U), “Segment Reporting,” in the Notes to Consolidated Condensed Financial Statements for a description of how the remainder of CSS costs are allocated to the business segments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The following table provides a reconciliation of items excluded from our segment NBT measure to their classification within our Consolidated Condensed Statements of Earnings:

	Consolidated
	Condensed Statements of Earnings	Three months ended September 30,		Nine months ended September 30,
Description	Line Item (1)	2009	2008	2009	2008
		(In thousands)
Restructuring and other (charges) recoveries, net	Restructuring	$(3,121)	—	$(4,473)	33
International asset recovery (2)	Operating expense	114	—	815	—
International asset impairment (2)	Depreciation expense	(150)	—	(4,074)	—

Restructuring and other charges, net and other items		$(3,157)	—	$(7,732)	33

(1)	Restructuring refers to “Restructuring and other charges (recoveries), net” on our Consolidated Condensed Statements of Earnings.
(2)	See Note (S), “Other Items Impacting Comparability,” for additional information.
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
     The following table sets forth equipment contribution included in NBT for our SCS and DCC business segments:

	Three months ended September 30,		Nine months ended September 30,		Change 2009/2008
					Three	Nine
	2009	2008	2009	2008	Months	Months
	(Dollars in thousands)
Equipment contribution:
Supply Chain Solutions	$2,476	4,090	$7,274	12,388	(39)%	(41)%
Dedicated Contract Carriage	3,249	4,128	8,900	11,016	(21)	(19)

Total	$5,725	8,218	$16,174	23,404	(30)%	(31)%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Fleet Management Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2009/2008
					Three		Nine
	2009	2008	2009	2008	Months		Months
	(Dollars in thousands)

Full service lease	$500,067	516,382	$1,496,603	1,536,679		(3)%		(3)%
Contract maintenance	42,360	43,407	126,041	125,939		(2)		—

Contractual revenue	542,427	559,789	1,622,644	1,662,618		(3)		(2)
Contract-related maintenance	40,126	48,321	125,926	150,165		(17)		(16)
Commercial rental	112,274	149,493	320,080	428,798		(25)		(25)
Other	16,787	19,508	47,079	56,424		(14)		(17)

Operating revenue (1)	711,614	777,111	2,115,729	2,298,005		(8)		(8)
Fuel services revenue	200,333	389,645	549,336	1,175,704		(49)		(53)

Total revenue	$911,947	1,166,756	$2,665,065	3,473,709		(22)%		(23)%

Segment NBT	$37,449	104,767	$109,610	312,035		(64)%		(65)%

Segment NBT as a % of total revenue	4.1%	9.0%	4.1%	9.0%	(490)	bps	(490)	bps

Segment NBT as a % of operating revenue (1)	5.3%	13.5%	5.2%	13.6%	(820)	bps	(840)	bps

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our FMS business segment and as a measure of sales activity. Fuel services revenue, which is directly impacted by fluctuations in market fuel prices, is excluded from our operating revenue computation as fuel is largely a pass-through to customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs.
     Total revenue decreased 22% during the third quarter of 2009 and decreased 23% during the nine months ended September 30, 2009 due primarily to lower fuel services revenue. Fuel services revenue decreased in 2009 due primarily to lower fuel prices as well as reduced gallons pumped. Operating revenue (revenue excluding fuel) decreased 8% in the three and nine months ended September 30, 2009, reflecting declines in all product lines, especially commercial rental, in light of the deterioration in global economic conditions in the past year. Operating revenue in the nine months ended September 30, 2009 was also negatively impacted by unfavorable foreign exchange rates. Total revenue and operating revenue in the third quarter of 2009 included an unfavorable foreign exchange impact of 0.8% and 1.2%, respectively. Total revenue and operating revenue in the nine months ended September 30, 2009 included an unfavorable foreign exchange impact of 2.0% and 2.8%, respectively.
     Full service lease revenue decreased 3% in the three and nine months ended September 30, 2009. Excluding the impact of foreign exchange, full service lease revenue declined 2% in the third quarter of 2009 and remained unchanged in the nine months ended September 30, 2009. For 2009, full service lease revenue growth from acquisitions was offset by fleet downsizing decisions and lower variable revenue from fewer miles driven by our customers with their fleets. Contract maintenance revenue decreased 2% in the third quarter of 2009 and remained unchanged in the nine months ended September 30, 2009 due to fleet downsizing decisions and lower miles driven by customers. We expect similar declines in contractual revenue comparisons through at least the end of the year based on recent net sales activity and the continuing impact of the freight recession. Commercial rental revenue decreased 25% in both the three and nine months ended September 30, 2009. Weak economic conditions drove a decrease in global commercial rental demand and, to a lesser extent, contributed to a reduction in fleet size. Additionally, a more competitive pricing environment also contributed to lower commercial rental revenue. In light of current economic conditions, we expect similar unfavorable commercial rental revenue comparisons through the remainder of the year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The following table provides commercial rental statistics on our global fleet:

	Three months ended September 30,		Nine months ended September 30,		Change 2009/2008
					Three	Nine
	2009	2008	2009	2008	Months	Months
	(Dollars in thousands)

Non-lease customer rental revenue	$71,457	91,358	$196,309	252,285	(22)%	(22)%

Lease customer rental revenue (1)	$40,817	58,135	$123,771	176,513	(30)%	(30)%

Average commercial rental power fleet size – in service (2), (3)	22,600	26,800	23,500	25,900	(16)%	(9)%

Commercial rental utilization — power fleet	70.8%	72.9%	66.6%	72.2%	(210) bps	(560) bps

(1)	Lease customer rental revenue is revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.
(2)	Number of units rounded to nearest hundred and calculated using quarterly average unit counts.
(3)	Fleet size excluding trailers.
     FMS NBT decreased $67.3 million in the third quarter of 2009 and decreased $202.4 million in the nine months ended September 30, 2009 driven primarily by the current economic slowdown and freight recession. In the third quarter of 2009, the decrease in NBT was related to a decline in global commercial rental and full service lease performance, higher pension expense and lower used vehicle sales results. In the nine months ended September 30, 2009, the decrease in NBT was driven by a decline in commercial rental, used vehicle sales results, higher pension expense and lower full service lease results. In both periods, these items were partially offset by cost reduction initiatives, including workforce reductions announced in the fourth quarter of 2008. Commercial rental results were impacted by weak global demand which drove lower utilization and, to a lesser extent, reduced pricing on a smaller fleet. Full service lease results were adversely impacted by the protracted length and increased severity of the current freight recession which has resulted in reduced customer demand for new leases and increased fleet downsizing actions. Customers also operated fewer miles with their existing fleets, which lowered our variable revenue and fuel gallons sold. Pension expense significantly increased in 2009 because of poor performance in the overall stock market in 2008. Used vehicle sales results were impacted by weak demand which drove lower pricing as well as higher inventory levels. For the nine months ended September 30, 2009, weak demand for used vehicles also drove lower sales volumes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):

				Change
	September 30,	December 31,	September 30,	Sept. 2009/	Sept. 2009/
End of period vehicle count	2009	2008	2008	Dec. 2008	Sept. 2008

By type:
Trucks (1)	65,300	68,300	68,400	(4)%	(5)%
Tractors (2)	50,900	51,900	51,100	(2)	—
Trailers (3)	36,600	39,900	39,700	(8)	(8)
Other	3,100	3,300	3,300	(6)	(6)

Total	155,900	163,400	162,500	(5)%	(4)%

By ownership:
Owned	150,900	158,100	157,200	(5)%	(4)%
Leased	5,000	5,300	5,300	(6)	(6)

Total	155,900	163,400	162,500	(5)%	(4)%

By product line:
Full service lease	116,900	120,600	120,200	(3)%	(3)%
Commercial rental	28,200	32,300	33,900	(13)	(17)
Service vehicles and other	3,000	2,800	2,900	7	3

Active units	148,100	155,700	157,000	(5)	(6)
Held for sale	7,800	7,700	5,500	1	42

Total	155,900	163,400	162,500	(5)%	(4)%

Customer vehicles under contract maintenance	34,400	35,500	35,600	(3)%	(3)%

Quarterly average vehicle count

By product line:
Full service lease	117,900	119,800	118,700	(2)%	(1)%
Commercial rental	28,600	33,300	34,500	(14)	(17)
Service vehicles and other	2,900	2,800	3,300	4	(12)

Active units	149,400	155,900	156,500	(4)	(5)
Held for sale	8,300	6,400	5,400	30	54

Total	157,700	162,300	161,900	(3)%	(3)%

Customer vehicles under contract maintenance	34,900	35,600	35,000	(2)%	—%

Year-to-date average vehicle count

By product line:
Full service lease	119,800	117,600	116,900	2%	2%
Commercial rental	29,900	33,800	34,000	(12)	(12)
Service vehicles and other	2,800	3,200	3,300	(13)	(15)

Active units	152,500	154,600	154,200	(1)	(1)
Held for sale	8,800	6,200	6,200	42	42

Total	161,300	160,800	160,400	—%	1%

Customer vehicles under contract maintenance	35,500	33,800	33,200	5%	7%

(1)	Generally comprised of Class 1 through Class 6 type vehicles with a Gross Vehicle Weight (GVW) up to 26,000 pounds.
(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Classes 7 and 8 type vehicles with a GVW of over 26,000 pounds.
(3)	Generally comprised of dry, flatbed and refrigerated type trailers.

Note: Prior year vehicle counts have been reclassified to conform to current year presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The following table provides a breakdown of our non-revenue earning equipment included in our global fleet count above (number of units rounded to nearest hundred):

				Change
	September 30,	December 31,	September 30,	Sept. 2009/	Sept. 2009/
	2009	2008	2008	Dec. 2008	Sept. 2008

Not yet earning revenue (NYE)	700	1,500	1,200	(53)%	(42)%
No longer earning revenue (NLE):
Units held for sale	7,800	7,700	5,500	1	42
Other NLE units	3,200	2,900	2,200	10	45

Total	11,700	12,100	8,900	(3)%	31%

     NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. For 2009, the number of NYE units decreased consistent with lower new and replacement lease activity. NLE units represent all vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. For 2009, the number of NLE units increased because of higher used vehicle inventory levels, lower rental utilization and increased fleet downsizings actions. We expect higher year over year NLE levels in the near term.
Supply Chain Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2009/2008
					Three	Nine
	2009	2008	2009	2008	Months	Months
	(Dollars in thousands)
U.S. operating revenue:
Automotive	$88,361	124,540	$246,621	392,730	(29)%	(37)%
High-Tech and Consumer	52,035	57,024	158,315	164,681	(9)	(4)
Industrial and Other	40,011	45,166	119,232	133,358	(11)	(11)

U.S. operating revenue	180,407	226,730	524,168	690,769	(20)	(24)

International operating revenue:
Europe	3,698	10,347	15,697	38,244	(64)	(59)
Other	65,461	82,021	183,645	245,687	(20)	(25)

International operating revenue	69,159	92,368	199,342	283,931	(25)	(30)

Total operating revenue (1)	249,566	319,098	723,510	974,700	(22)	(26)
Subcontracted transportation	49,174	61,876	131,587	177,211	(21)	(26)

Total revenue	$298,740	380,974	$855,097	1,151,911	(22)%	(26)%

Segment NBT	$15,081	15,782	$21,370	41,687	(4)%	(49)%

Segment NBT as a % of total revenue	5.0%	4.1%	2.5%	3.6%	90 bps	(110) bps

Segment NBT as a % of total operating revenue (1)	6.0%	4.9%	3.0%	4.3%	110 bps	(130) bps

Memo: Fuel costs (2)	$17,590	35,778	$48,322	120,994	(51)%	(60)%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of the SCS business segment and as a measure of sales activity. Subcontracted transportation is deducted from total revenue to arrive at operating revenue as subcontracted transportation is typically a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Operating revenue is also a primary internal operating metric and is used to measure segment performance.
(2)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.
     Total revenue and operating revenue each decreased 22% and 26% in the three and nine months ended September 30, 2009, respectively. These revenue declines resulted from weak economic conditions which impacted all industry groups, most notably automotive production, and overall freight volumes. Revenue comparisons were also negatively impacted by an unfavorable foreign exchange impact. In the third quarter of 2009, SCS total revenue and operating revenue included an unfavorable foreign currency exchange impact of 2.4% and 1.9%, respectively. In the nine months ended September 30, 2009, SCS total revenue and operating revenue included an unfavorable foreign exchange impact of 3.9% and 3.5%, respectively. We expect unfavorable revenue comparisons to continue through the end of the year based on current economic environment, including planned automotive production volumes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     SCS NBT decreased $0.7 million to $15.1 million in the third quarter of 2009 and decreased $20.3 million to $21.4 million in the nine months ended September 30, 2009. For the third quarter, the NBT decrease was primarily due to $1.1 million of operating losses in the remaining European markets that we expect to exit by year-end and the negative impact of a pension curtailment gain recognized in the third quarter of 2008. These items were partially offset by start-up costs of a U.S. based operation incurred in 2008. For the first nine months of 2009, the NBT decrease was due to significantly reduced North American automotive volumes which decreased NBT by $13.1 million. SCS NBT in the first nine months of 2009 also declined by $4.5 million due to a loss of $2.7 million in 2009 related to operations in Europe to be discontinued compared to income of $1.8 million in 2008.
     Our largest customer, General Motors Corporation (GM), accounted for approximately 12% of SCS total revenue and 14% of SCS operating revenue, for the nine months ended September 30, 2009, and is comprised of multiple contracts in various geographic regions. For the nine months ended September 30, 2008, GM accounted for approximately 15% of SCS total revenue and 17% of SCS operating revenue.
     During the second quarter of 2009, several of our automotive customers filed for bankruptcy, including our largest customer, GM. We did not realize any losses on our pre-petition accounts receivable with any of these customers. In the U.S., we provide supply chain management and other transportation-related solutions supporting twelve GM plants and operations. Based on GM’s U.S reorganization plan, one of these operations closed during the third quarter and three additional operations are expected to be idled by the end of 2009. For the nine months ended September 30, 2009, revenue associated with the four Ryder-supported GM locations totaled approximately $15.2 million, representing 2% of SCS revenue, 14% of GM revenue, and was not significant as a percent of total revenue. We estimate closure costs of approximately $1.5 million to $2.0 million associated with GM’s announced reorganization plan of which $0.5 million was recorded in the nine months ended September 30, 2009. These costs represent primarily severance, asset impairments on vehicles and other items, the majority of which are expected to be incurred by year-end. Approximately 200 vehicles are currently used to serve the impacted locations.
Dedicated Contract Carriage

	Three months ended September 30,		Nine months ended September 30,		Change 2009/2008
					Three		Nine
	2009	2008	2009	2008	Months		Months
	(Dollars in thousands)

Operating revenue (1)	$116,900	137,824	$343,154	413,130	(15)%		(17)%
Subcontracted transportation	3,727	2,808	8,535	8,412	33		1

Total revenue	$120,627	140,632	$351,689	421,542	(14)%		(17)%

Segment NBT	$9,799	13,182	$30,720	36,908	(26)%		(17)%

Segment NBT as a % of total revenue	8.1%	9.4%	8.7%	8.8%	(130)	bps	(10)	bps

Segment NBT as a % of operating revenue (1)	8.4%	9.6%	9.0%	8.9%	(120)	bps	10	bps

Memo: Fuel costs (2)	$18,615	33,407	$51,297	100,634	(44)%		(49)%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of the DCC business segment and as a measure of sales activity. Subcontracted transportation is deducted from total revenue to arrive at operating revenue as subcontracted transportation is typically a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Operating revenue is also a primary internal operating metric and is used to measure segment performance.
(2)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.
     Total revenue and operating revenue decreased 14% and 15%, respectively, in the third quarter of 2009 and each decreased 17% in the nine months ended September 30, 2009 as a result of lower fuel costs pass-throughs and lower freight volumes. We expect similar revenue comparisons to continue in the near term due to continued lower customer volumes.
     DCC NBT decreased $3.4 million in the third quarter of 2009 and $6.2 million in the nine months ended September 30, 2009 due to an increase in safety and insurance costs and a decline in revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Central Support Services

	Three months ended September 30,		Nine months ended September 30,		Change 2009/2008
					Three	Nine
	2009	2008	2009	2008	Months	Months
	(In thousands)

Human resources	$3,712	3,996	$10,878	11,752	(7)%	(7)%
Finance	12,791	14,190	37,800	41,786	(10)	(10)
Corporate services and public affairs	2,890	3,248	8,629	9,973	(11)	(13)
Information technology	13,590	14,560	39,183	42,671	(7)	(8)
Health and safety	1,719	1,789	5,037	5,814	(4)	(13)
Other	8,807	10,526	20,247	28,195	(16)	(28)

Total CSS	43,509	48,309	121,774	140,191	(10)	(13)
Allocation of CSS to business segments	(34,316)	(37,913)	(97,398)	(110,145)	9	12

Unallocated CSS	$9,193	10,396	$24,376	30,046	(12)%	(19)%

     The decline in total and unallocated CSS costs in both the third quarter of 2009 and nine months ended September 30, 2009 was primarily driven by lower spending across all functional areas as a result of cost reduction actions, lower incentive-based compensation and higher spending on strategic initiatives in 2008. Unallocated CSS costs in the nine months ended September 30, 2009 were also impacted by higher spending on public affairs.
FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
     The following is a summary of our cash flows from operating, financing and investing activities from continuing operations:

	Nine months ended September 30,
	2009	2008
	(In thousands)
Net cash provided by (used in):
Operating activities	$758,839	895,099
Financing activities	(386,883)	(91,679)
Investing activities	(378,059)	(803,017)
Effect of exchange rate changes on cash	2,588	(3,737)

Net change in cash and cash equivalents	$(3,515)	(3,334)

     A detail of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.
     Cash provided by operating activities from continuing operations decreased to $758.8 million in the nine months ended September 30, 2009 compared with $895.1 million in 2008, due primarily to lower cash-based earnings. Cash used in financing activities from continuing operations in the nine months ended September 30, 2009 was $386.9 million compared to cash used of $91.7 million in 2008 due to lower borrowing needs caused by a decrease in capital spending. Cash used in investing activities from continuing operations decreased to $378.1 million in the nine months ended September 30, 2009 compared to $803.0 million in 2008 primarily due to lower vehicle capital and acquisition spending in 2009.
     We refer to the sum of operating cash flows, proceeds from the sales of revenue earning equipment and operating property and equipment, collections on direct finance leases and other cash inflows from continuing operations as “total cash generated.” We refer to the net amount of cash generated from operating and investing activities (excluding changes in restricted cash and acquisitions) from continuing operations as “free cash flow.” Although total cash generated and free cash flow are non-GAAP financial measures, we consider them to be important measures of comparative operating performance. We also believe total cash generated to be an important measure of total cash inflows generated from our ongoing business activities. We believe free cash flow provides investors with an important perspective on the cash available for debt service and for shareholders after making capital investments required to support ongoing business operations. Our calculation of free cash flow may be different from the calculation used by other companies and therefore comparability may be limited.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The following table shows the sources of our free cash flow computation:

	Nine months ended September 30,
	2009	2008
	(In thousands)

Net cash provided by operating activities from continuing operations	$758,839	895,099
Sales of revenue earning equipment	147,066	208,868
Sales of operating property and equipment	3,440	3,360
Collections on direct finance leases	51,130	46,824
Other, net	209	395

Total cash generated	960,684	1,154,546
Purchases of property and revenue earning equipment	(508,586)	(888,336)

Free cash flow	$452,098	266,210

     Free cash flow increased to $452.1 million in the nine months ended September 30, 2009 from $266.2 million in 2008 as lower net capital expenditures were partially offset by lower cash-based earnings. We expect free cash flow comparisons to improve for the remainder of the year due primarily to lower vehicle spending partially offset by lower earnings, lower proceeds from used vehicle sales and potential voluntary pension contributions.
     The following table provides a summary of capital expenditures:

	Nine months ended September 30,
	2009	2008
	(In thousands)
Revenue earning equipment: (1)
Full service lease	$419,390	686,956
Commercial rental	5,361	172,495

	424,751	859,451
Operating property and equipment	43,504	86,773

Total capital expenditures	468,255	946,224
Changes in accounts payable related to purchases of revenue earning equipment	40,331	(57,888)

Cash paid for purchases of property and revenue earning equipment	$508,586	888,336

(1)	Capital expenditures exclude revenue earning equipment acquired under capital leases of $1.9 million and $1.0 million during the nine months ended September 30, 2009 and 2008, respectively.
     Capital expenditures (accrual basis) of $468.3 million were lower for the nine months ended September 30, 2009 principally as a result of reduced full service lease spending for replacement and expansion of customer fleets and the substantial elimination of rental spending based on market demand. The decline in full service lease capital expenditures reflects lower new and replacement lease spending, as customers continue to downsize their fleets in the current economic environment. Increased lease term extensions and redeployments of used equipment have also reduced the need for new vehicle purchases. The decrease in capital expenditures related to operating property and equipment reflects our investments in information technology initiatives and real estate properties in the prior year. We anticipate full-year 2009 accrual basis capital expenditures to be modestly higher than our previous forecast of $550 million, down from $1.27 billion in 2008.
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
     Our debt ratings at September 30, 2009 were as follows:

	Short-term	Long-term	Outlook
Moody’s Investors Service	P2	Baa1	Stable (reaffirmed February 2009)
Standard & Poor’s Ratings Services	A2	BBB+	Negative (lowered January 2009)
Fitch Ratings	F2	A-	Stable (reaffirmed March 2009)
     We believe that our operating cash flow, together with our access to commercial paper markets and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future. However, there can be no assurance that unanticipated volatility and disruption in commercial paper markets would not impair our ability to access these markets on terms commercially acceptable to us or at all. If we cease to have access to commercial paper and other sources of unsecured borrowings, we would meet our liquidity needs by drawing upon contractually committed lending agreements as described below and/or by seeking other funding sources.
     In September of 2009, we completed a $100 million debt tender offer and paid $103.7 million. We purchased $50 million aggregate principal amount of outstanding 5.95% medium-term notes maturing May 2011 and $50 million aggregate principal amount of outstanding 4.625% medium-term notes maturing April 2010. We recorded a pre-tax debt extinguishment charge of $3.9 million which included $3.5 million for the premium paid, $0.4 million for the write-off of unamortized original debt discount and issuance costs, and fees on the transaction.
     In April 2009, we executed a new $875 million global revolving credit facility with a syndicate of thirteen lending institutions. This facility replaced a $870 million credit facility that was scheduled to mature in May 2010. The new global credit facility matures in April 2012 and is used primarily to finance working capital and provide support for the issuance of unsecured commercial paper in the U.S. and Canada. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at September 30, 2009). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 37.5 basis points, which applies to the total facility size of $875 million, and is based on Ryder’s current credit ratings. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated tangible net worth, of less than or equal to 300%. Tangible net worth, as defined in the credit facility, includes 50% of our deferred federal income tax liability and excludes the book value of our intangibles. The ratio at September 30, 2009 was 158%. At September 30, 2009, $676.4 million was available under the credit facility.
     In September 2008, we entered into a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to Ryder Receivable Funding II, L.L.C., a bankruptcy remote, consolidated subsidiary of Ryder, that in turn may sell, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in our unsecured debt ratings and changes in interest rates. The available proceeds that may be received under the program are limited to $250 million. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the securitized receivables. At September 30, 2009, no amounts were outstanding under the program. At December 31, 2008, $190.0 million was outstanding under the program and was included within “Short-term debt and current portion of long-term debt” on our Consolidated Condensed Balance Sheets. The program, as extended, expires on October 30, 2009. We are in the process of renewing the program on terms commercially acceptable to us. The size of the program may be reduced based on projected financing requirements.
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
     The following table shows the movements in our debt balance:

	Nine months ended September 30,
	2009	2008
	(In thousands)

Debt balance at January 1	$2,862,799	2,776,129

Cash-related changes in debt:
Net change in commercial paper borrowings	152,450	(369,879)
Proceeds from issuance of medium-term notes	—	550,000
Proceeds from issuance of other debt instruments	1,309	102,880
Retirement of medium-term notes and debentures	(276,000)	(80,000)
Other debt repaid, including capital lease obligations	(220,291)	(55,308)
Net change from discontinued operations	(7,499)	13,131

	(350,031)	160,824

Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	(4,928)	(3,607)
Addition of capital lease obligations, including acquisitions	1,949	1,862
Changes in foreign currency exchange rates and other non-cash items	16,560	(13,626)

Total changes in debt	(336,450)	145,453

Debt balance at September 30	$2,526,349	2,921,582

     In accordance with our funding philosophy, we attempt to match the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25% to 45% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total obligations (including notional value of swap agreements) was 26% at September 30, 2009 and December 31, 2008.
     Ryder’s leverage ratios and a reconciliation of on-balance sheet debt to total obligations were as follows:

	September 30,	% to	December 31,	% to
	2009	Equity	2008	Equity
	(Dollars in thousands)

On-balance sheet debt	$2,526,349	174%	2,862,799	213%
Off-balance sheet debt—PV of minimum lease payments and guaranteed residual values under operating leases for vehicles (1)	137,491		163,039

Total obligations	$2,663,840	184%	3,025,838	225%

(1)	Present value (PV) does not reflect payments Ryder would be required to make if we terminated the related leases prior to the scheduled expiration dates.
     On-balance sheet debt to equity consists of balance sheet debt divided by total equity. Total obligations to equity represents balance sheet debt plus the present value of minimum lease payments and guaranteed residual values under operating leases for vehicles, discounted based on our incremental borrowing rate at lease inception, all divided by total equity. Although total obligations is a non-GAAP financial measure, we believe that total obligations is useful as it provides a more complete analysis of our existing financial obligations and helps better assess our overall leverage position. The decrease in our leverage ratios in 2009 is driven by reduced funding needs as a result of lower capital spending requirement to support our contractual full service lease business and our commercial rental business.

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
Off-Balance Sheet Arrangements
     We periodically enter into sale-leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions that are not deemed to be variable interest entities (VIEs). In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense. These leases contain limited guarantees by us of the residual values of the leased vehicles (residual value guarantees) that are conditioned upon disposal of the leased vehicles prior to the end of their lease term. The amount of future payments for residual value guarantees will depend on the market for used vehicles and the condition of the vehicles at time of disposal. See Note (O), “Guarantees,” in the Notes to Consolidated Condensed Financial Statements for additional information. We did not enter into any sale-leaseback transactions during the nine months ended September 30, 2009.
Pension Information
     The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. We disclosed in our 2008 Annual Report that we estimated contributions of approximately $100 million to our pension plans during 2009 including voluntary U.S. contributions of approximately $73 million. At this time, we expect to contribute approximately $29 million to our pension plans during 2009. However, we may elect to make voluntary contributions to the plans prior to year end. During the nine months ended September 30, 2009, we contributed $22 million to our pension plans. Changes in interest rates and the market value of the securities held by the plans during 2009 could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in 2010 and beyond. See Note (R), “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.
     We participate in twelve multi-employer pension plans (MEP) that provide defined benefits to employees covered by collective bargaining agreements. At September 30, 2009, approximately 900 employees (approximately 4% of total employees) participated in these MEP plans. The annual net pension cost of the MEP plans is equal to the annual contribution determined in accordance with the provisions of negotiated labor contracts. Our current annualized MEP plan contributions total approximately $5 million. Pursuant to current pension laws, if any MEP plans fail to meet certain minimum funding thresholds, we could be required to make additional MEP plan contributions, until the respective labor agreement expires, of up to 10% of current contractual requirements. Several factors could cause MEP plans not to meet these minimum funding thresholds, including unfavorable investment performance, changes in participant demographics, and increased benefits to participants. The plan administrators and trustees of the MEP plans provide us with the annual funding notice required by law to be delivered. This notice sets forth the funded status of the plan as of the beginning of the prior year but does not provide any company-specific information.
     Employers participating in multi-employer plans can elect to withdraw from the plans, contingent upon labor union consent, and be subject to a withdrawal obligation based on, among other factors, the MEP plan’s unfunded vested benefits. Pension regulations provide that an employer can fund its withdrawal obligation in a lump sum or over a time period of up to 20 years based on previous contribution rates. Based on the most recently available plan information, generally as of January 2008, we estimate our pre-tax contingent MEP plan withdrawal obligation to be approximately $16 million. In light of the significant declines in financial markets since the beginning of 2008, we expect most MEP plans to have substantially higher unfunded vested benefits than there were as of January 2008, which could have a materially negative impact on the estimated withdrawal liability. We have no current intention of taking any action that would subject us to the payment of material withdrawal obligations; however, under applicable law, in very limited circumstances, the plan trustee can impose these obligations on us.
Share Repurchases and Cash Dividends
     See Note (P), “Share Repurchase Programs,” in the Notes to Consolidated Condensed Financial Statements for a discussion of share repurchases.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     In October 2009, our Board of Directors declared a quarterly cash dividend of $0.25.
RECENT ACCOUNTING PRONOUNCEMENTS
     See Note (V), “Recent Accounting Pronouncements,” in the Notes to Consolidated Condensed Financial Statements for a discussion of recent accounting pronouncements.
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
     The following table provides a numerical reconciliation of total revenue to operating revenue which was not provided within the MD&A discussion:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(In thousands)

Total revenue	$1,256,647	1,576,836	$3,653,559	4,697,166
Fuel services and subcontracted transportation revenue (1)	(253,234)	(454,329)	(689,458)	(1,361,327)
Fuel eliminations	33,035	62,760	90,288	199,241

Operating revenue	$1,036,448	1,185,267	$3,054,389	3,535,080

(1)	Includes intercompany fuel sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
FORWARD-LOOKING STATEMENTS
     Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:
•	our expectations as to anticipated revenue and earnings trends and the future impact of current economic conditions, particularly the freight recession and automotive volume declines;

•	impact of losses from conditional obligations arising from guarantees;

•	our expectations of the long-term residual values of revenue earning equipment;

•	number of NLE vehicles in inventory, and the size of our commercial rental and full service lease fleet, for the remainder of the year;

•	our expectations regarding the contingent payment amount for the acquisition of CRSA;

•	the anticipated timing of the recognition of pre-tax compensation expense;

•	our expectations of free cash flow and capital expenditures for 2009;

•	the adequacy of our accounting estimates and reserves for pension expense, depreciation and residual value guarantees, self-insurance reserves, goodwill impairment, accounting changes and income taxes;

•	our ability to fund all of our operations for the foreseeable future through internally generated funds and outside funding sources;

•	the anticipated impact of fuel price fluctuations;

•	our expectations as to future pension expense and estimated contributions;

•	our expectations with respect to multi-employer pension plans;

•	our expectations regarding the completion and ultimate resolution of tax audits;

•	our expectations regarding the ultimate resolution of a disputed foreign tax assessment;

•	the anticipated deferral of tax gains on disposal of eligible revenue earning equipment pursuant to our vehicle like-kind exchange program;

•	our expectations regarding the effect of the adoption of recent accounting pronouncements;

•	the anticipated timing and impact of GM plant closures;

•	our expectations regarding the timing and impact of our plans to exit Supply Chain operations in Europe;

•	our ability to access unsecured debt in the capital markets;

•	our expectations regarding the future use and availability of funding sources;

•	our plans to resume our share repurchase programs; and

•	the appropriateness of our long-term target leverage range and our expectations regarding meeting that range.
     These statements, as well as other forward-looking statements contained in this Quarterly Report, are based on our current plans and expectations and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors could cause actual results and events to differ significantly from those expressed in any forward-looking statements. These risk factors include, but are not limited to, the following:
•	Market Conditions:
o	Changes in general economic and financial conditions in the U.S. and worldwide leading to decreased demand for our services, lower profit margins, increased levels of bad debt and reduced access to credit

o	Unfavorable financial market conditions that would limit our ability to execute share repurchases

o	More significant decrease in freight demand which would more severely impact both our transactions and variable-based contractual business

o	Changes in our customers’ operations, financial condition or business environment that may limit their need for, or ability to purchase, our services

o	Changes in market conditions affecting the commercial rental market or the sale of used vehicles

o	Less than anticipated growth rates in the markets in which we operate

o	Changes in current financial, tax or regulatory requirements that could negatively impact the leasing market
•	Competition:
o	Competition from other service providers, some of which have greater capital resources or lower capital costs

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
o	Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources

o	Our inability to maintain current pricing levels due to economic conditions, demands for services, customer acceptance or competition
•	Profitability:

o	Our inability to obtain adequate profit margins for our services

o	Lower than expected customer volumes or retention levels

o	Continuing lower full service lease sales

o	The announcement of additional GM plant closures

o	Loss of key customers in our SCS and DCC business segments

o	Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis

o	The inability of our business segments to create operating efficiencies

o	Sudden changes in fuel prices and fuel shortages

o	Our inability to successfully implement our asset management initiatives

o	Increased unionizing, labor strikes and work stoppages

o	Our inability to manage our cost structure

o	Our inability to limit our exposure for customer claims
•	Financing Concerns:
o	Higher borrowing costs and possible decreases in available funding sources caused by an adverse change in our debt ratings

o	Unanticipated interest rate and currency exchange rate fluctuations

o	Negative funding status of our pension plans caused by lower than expected returns on invested assets and unanticipated changes in interest rates

o	Increased instability in U.S. and worldwide credit markets, resulting in higher borrowing costs and/or reduced access to credit
•	Accounting Matters:
o	Impact of unusual items resulting from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and our organizational structure

o	Reductions in residual values or useful lives of revenue earning equipment

o	Increases in compensation levels, retirement rate and mortality resulting in higher pension expense; regulatory changes affecting pension estimates, accruals and expenses

o	Increases in healthcare costs resulting in higher insurance costs

o	Changes in accounting rules, assumptions and accruals

o	Impact of actual insurance claim and settlement activity compared to historical loss development factors used to project future development

o	Additional adverse issues or developments relating to our Brazilian operations
•	Other risks detailed from time to time in our SEC filings
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the third quarter of 2009, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the third quarter of 2009, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.
Changes in Internal Controls over Financial Reporting
     During the three months ended September 30, 2009, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information with respect to purchases we made of our common stock during the three months ended September 30, 2009:

				Maximum	Approximate
			Total Number of	Number of	Dollar Value
			Shares	Shares That May	That
			Purchased as	Yet Be	May Yet Be
	Total Number		Part of Publicly	Purchased Under	Purchased Under
	of Shares	Average Price	Announced	the Anti-Dilutive	the Discretionary
	Purchased (1)	Paid per Share	Program	Program (2)	Program (3)

July 1 through July 31, 2009	2,770	$25.62	—	636,564	$130,400,437
August 1 through August 31, 2009	700	37.48	—	636,564	130,400,437
September 1 through September 30, 2009	2,080	38.50	—	636,564	130,400,437

Total	5,550	$31.94	—

(1)	During the three months ended September 30, 2009, we purchased an aggregate of 5,550 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our common stock, one of the investment options available under the plans.
(2)	In December 2007, our Board of Directors authorized a two-year anti-dilutive share repurchase program. Under the anti-dilutive program, management is authorized to repurchase shares of common stock in an amount not to exceed the lesser of the number of shares issued to employees upon the exercise of stock options or through the employee stock purchase plan for the period beginning on September 1, 2007 to December 12, 2009, or 2 million shares. Share repurchases of common stock may be made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the anti-dilutive program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During the three months ended September 30, 2009, no repurchases were made under this program. Towards the end of the third quarter of 2008, we paused purchases under this program given market conditions at that time. Based on current market conditions, we plan to resume purchases under this program in the fourth quarter.
(3)	In December 2007, our Board of Directors also authorized a $300 million discretionary share repurchase program over a period not to exceed two years. Share repurchases of common stock may be made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the $300 million discretionary program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During the three months ended September 30, 2009, no repurchases were made under this program. Towards the end of the third quarter of 2008, we paused purchases under this program given market conditions at that time. Based on current market conditions, we plan to resume purchases under this program in the fourth quarter.

ITEM 6. EXHIBITS

31.1	Certification of Gregory T. Swienton pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Robert E. Sanchez pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Gregory T. Swienton and Robert E. Sanchez pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC. (Registrant)
Date: October 22, 2009	By:	/s/ Robert E. Sanchez
Robert E. Sanchez
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: October 22, 2009	By:	/s/ Art A. Garcia
Art A. Garcia
Senior Vice President and Controller (Principal Accounting Officer)