Form 10-K
period 2009-12-31
RYDER SYSTEM INC
filed 2010-02-12
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold at June 30, 2009 was $1,571,964,331. The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at January 31, 2010 was 53,414,572.

Documents Incorporated by Reference into this Report	Part of Form 10-K into which Document is Incorporated

Ryder System, Inc. 2010 Proxy Statement	Part III

RYDER SYSTEM, INC.
FORM 10-K ANNUAL REPORT

i

PART I

ITEM 1. BUSINESS

OVERVIEW

Ryder System, Inc. (Ryder), a Florida corporation founded in 1933, is a global leader in transportation and supply chain management solutions. Our business is divided into three business segments: Fleet Management Solutions (FMS), which provides full service leasing, contract maintenance, contract-related maintenance and commercial rental of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; Supply Chain Solutions (SCS), which provides comprehensive supply chain solutions including distribution and transportation services throughout North America and Asia; and Dedicated Contract Carriage (DCC), which provides vehicles and drivers as part of a dedicated transportation solution in the U.S. Our customers range from small businesses to large international enterprises. These customers operate in a wide variety of industries, the most significant of which include automotive, electronics, transportation, grocery, lumber and wood products, food service, and home furnishings.

At the end of 2008, we announced strategic initiatives to increase our competitiveness and drive long-term profitable growth. As part of these initiatives, during 2009 we discontinued SCS operations in Brazil, Argentina, and Chile, and transitioned out of SCS customer contracts in Europe in order to focus the organization and resources on the industries, accounts, and geographical regions that present the greatest opportunities for competitive advantage and long-term sustainable profitable growth. These changes will allow us to focus on enhancing the competitiveness and growth of our service offerings in the U.S., Canada, Mexico, the U.K. and Asia markets. All prior period information presented in this Form 10-K has been restated to separately present discontinued operations.

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

Market Trends

Over the last several years, many key trends have been reshaping the transportation industry, particularly the $61 billion U.S. private commercial fleet market and the $23 billion U.S. commercial fleet lease and rental market. The maintenance and operation of commercial vehicles has become more complicated requiring companies to spend a significant amount of time and money to keep up with new technology, diagnostics, retooling and training. Because of increased demand for efficiency and reliability, companies that own and manage their own fleet of vehicles have put greater emphasis on the quality of their preventive maintenance and safety programs. More recently, fluctuating energy prices have made it difficult for businesses to predict and manage fleet costs and the tightened credit market has limited businesses’ access to capital.

Operations

For the year ended December 31, 2009, our global FMS business accounted for 67% of our consolidated revenue.

U.S.  Our FMS customers in the U.S. range from small businesses to large national enterprises. These customers operate in a wide variety of industries, including transportation, grocery, lumber and wood products, food service and home furnishings. At December 31, 2009, we had 568 operating locations in 49 states and Puerto Rico and operated 212 maintenance facilities on-site at customer properties. A location typically consists of a maintenance facility or “shop,” offices for sales and other personnel, and in many cases, a commercial rental counter, and in 2009 excludes ancillary storage locations. Our maintenance facilities typically include a service island for fueling, safety inspections and preliminary maintenance checks as well as a shop for preventive maintenance and repairs.

Canada.  We have been operating in Canada for over 50 years. The Canadian private commercial fleet market is estimated to be $8 billion and the Canadian commercial fleet lease and rental market is estimated to be $2 billion. At December 31, 2009, we had 38 operating locations throughout 9 Canadian provinces. We also have 6 on-site maintenance facilities in Canada.

Europe.  We began operating in the U.K. in 1971 and since then have expanded into Germany by leveraging our operations in the U.S. and the U.K. The U.K. commercial fleet lease and rental market is estimated to be $6 billion. At December 31, 2009, we had 32 operating locations throughout the U.K. and Germany, and operated 14 on-site maintenance facilities. We also manage a network of 341 independent maintenance facilities in the U.K. to serve our customers where it is more effective than providing the service at a Ryder location. In addition to our typical FMS operations, we also supply and manage vehicles, equipment and personnel for military organizations in the U.K. and Germany.

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

Contract Maintenance.  Our contract maintenance customers include non-Ryder owned vehicles related to our full service lease customers as well as other customers that want to utilize our extensive network of maintenance facilities and trained technicians to maintain the vehicles they own or lease from third parties. The contract maintenance service offering is designed to reduce vehicle downtime through preventive maintenance based on vehicle type and time or mileage intervals. The service also provides vehicle repairs including parts and labor, 24-hour emergency roadside service and replacement vehicles for vehicles that are temporarily out of service. Vehicles covered under this offering are typically serviced at our own facilities. However, based on the size and complexity of a customer’s fleet, we may operate an on-site maintenance facility at the customer’s location.

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

The following table provides information regarding the number of vehicles and customers by FMS product offering at December 31, 2009:

	U.S.		Foreign		Total
	Vehicles	Customers	Vehicles	Customers	Vehicles	Customers

Full service leasing	96,000	12,000	19,100	2,400	115,100	14,400
Contract maintenance(1)	29,800	1,400	4,600	200	34,400	1,600
Commercial rental	22,700	7,900	4,700	3,800	27,400	11,700

(1)	Contract maintenance customers includes approximately 800 full service lease customers.

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

Fleet Support Services.  We have developed a variety of fleet support services tailored to the needs of our large base of lease customers. Customers may elect to include these services as part of their full service lease or contract maintenance agreements. Currently, we offer the following fleet support services:

Service	Description

Fuel	Full service diesel fuel dispensing at competitive prices; fuel planning; fuel tax reporting; centralized billing; and fuel cards
Insurance	Liability insurance coverage under our existing insurance policies which includes monthly invoicing, flexible deductibles, claims administration and discounts based on driver performance and vehicle specifications; physical damage waivers; gap insurance; and fleet risk assessment
Safety	Establishing safety standards; providing safety training, driver certification, prescreening and road tests; safety audits; instituting procedures for transport of hazardous materials; coordinating drug and alcohol testing; and loss prevention consulting
Administrative	Vehicle use and other tax reporting; permitting and licensing; and regulatory compliance (including hours of service administration)
Environmental management	Storage tank monitoring; stormwater management; environmental training; and ISO 14001 certification
Information technology	RydeSmartTM is a full-featured GPS fleet location, tracking, and vehicle performance management system designed to provide our customers improved fleet operations and cost controls. FleetCARE is our web-based tool that provides customers with 24/7 access to key operational and maintenance management information about their fleets.

Used Vehicles.  We primarily sell our used vehicles at one of our 55 retail sales centers throughout North America (11 of which are collocated at a FMS shop), at our branch locations or through our website at www.Usedtrucks.Ryder.com. Typically, before we offer used vehicles for sale, our technicians assure that it is Road ReadyTM, which means that the vehicle has passed a comprehensive, multi-point performance inspection based on specifications formulated through our contract maintenance program. Our retail sales centers throughout North America allow us to leverage our expertise and in turn realize higher sales proceeds than in the wholesale market. Although we generally sell our used vehicles for prices in excess of book value, the extent to which we are able to realize a gain on the sale of used vehicles is dependent upon various factors including the general state of the used vehicle market, the age and condition of the vehicle at the time of its disposal and depreciation rates with respect to the vehicle.

FMS Business Strategy

Our FMS business mission is to be the leading leasing and maintenance service provider for light, medium and heavy duty vehicles. This will be achieved through the following goals and priorities:

•	improve customer retention levels and focus on conversion of private fleets and commercial rental customers to full service lease customers;

•	successfully implement sales growth initiatives in our contractual product offerings;

•	focus on contractual revenue growth strategies, including the evaluation of selective acquisitions;

•	deliver consistent industry leading maintenance to our customers while continuing to implement process designs, productivity improvements and compliance discipline in a cost effective manner;

•	offer a wide range of support services that complement our leasing, rental and maintenance businesses;

•	offer competitive pricing through cost management initiatives and maintain pricing discipline on new business;

•	optimize asset utilization and management; and

•	leverage infrastructure.

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

On February 2, 2009, we acquired the assets of Edart Leasing LLC (“Edart”), which included Edart’s fleet of approximately 1,600 vehicles and more than 340 contractual customers, complementing our FMS market coverage in the Northeast. We also acquired approximately 525 vehicles for re-marketing, the majority of which were sold by the end of 2009.
Supply Chain Solutions

Value Proposition

Through our SCS business, we offer a broad range of innovative logistics management services that are designed to optimize a customer’s supply chain and address key customer business requirements. The term “supply chain” refers to a strategically designed process that directs the movement of materials, funds and related information from the acquisition of raw materials to the delivery of finished products to the end-user. Our SCS product offerings are organized into three categories: distribution management, transportation management and professional services. These offerings are supported by a variety of information technology and engineering solutions which are an integral part of our other SCS services. These product offerings can be offered independently or as an integrated solution to optimize supply chain effectiveness.

Market Trends

The global supply chain logistics market is $498 billion, of which the North America and Asia supply chain logistics markets are $263 billion. Over the past few years, we have seen significant fluctuations in the variables that impact supply chains. We have seen the price of fuel rise and fall, the cost of Asian labor increase faster than anticipated, and capital become much harder to obtain. In addition, neither the U.S. trucking market nor U.S. ports are facing the capacity constraints they were a few years ago.

Such fluctuations demonstrate how unpredictable the variables that impact supply chains have and will continue to be. To handle this uncertainty, companies are looking for third-party logistics (3PL) providers who can create and execute flexible networks. In order to achieve this, companies need 3PL providers who are strategic partners. By aligning into industry verticals, we can better create solutions for our customers that meet the needs of their industries.

Operations

For the year ended December 31, 2009, our SCS business accounted for 23% of our consolidated revenue.

U.S.  At December 31, 2009, we had 106 SCS customer accounts in the U.S., most of which are large enterprises that maintain large, complex supply chains. These customers operate in a variety of industries including automotive, electronics, high-tech, telecommunications, industrial, consumer goods, paper and paper products, office equipment, food and beverage, and general retail industries. We continue to further diversify our customer base by expanding into new industry verticals, including retail/consumer goods. Most of our core SCS business operations in the U.S. revolve around our customers’ supply chains and are geographically located to maximize efficiencies and reduce costs. At December 31, 2009, managed warehouse space totaled approximately 13 million square feet for the U.S. and Puerto Rico. Along with those core customer specific locations, we also concentrate certain logistics expertise in locations not associated with specific customer sites. For example, our carrier procurement, contract management and freight bill audit and payment services groups operate out of our carrier management center, and our transportation optimization and execution groups operate out of our logistics center, both of which have locations in Novi, Michigan and Fort Worth, Texas.

Canada.  At December 31, 2009, we had 45 SCS customer accounts and managed warehouse space totaling approximately 1 million square feet. Given the proximity of this market to our U.S. and Mexico operations, the Canadian operations are highly coordinated with their U.S. and Mexico counterparts, managing cross-border transportation and freight movements. At the end of 2008, we acquired CRSA Logistics and

Transpacific Container Terminals, which manages the end-to-end supply chain from Asia for the Canadian Retail Shippers Association, further emphasizing our focus on the retail industry.

Mexico.  We began operating in Mexico in the mid-1990s. At December 31, 2009, we operated and maintained 700 vehicles in Mexico. At December 31, 2009, we had 98 SCS customer accounts and managed warehouse space totaling approximately 700,000 square feet. Our Mexico operations offer a full range of SCS services and manages approximately 2,000 border crossings each week between Mexico and the U.S. and Canada, often highly integrated with our distribution and transportation operations.

Asia.  We began operating in Asia in 2000. At December 31, 2009, we had 30 SCS customer accounts and managed warehouse space totaling approximately 552,000 square feet. Asia is a key component to our retail strategy. With the 2008 acquisition of CRSA Logistics and Transpacific Container Terminals, we were able to gain significant presence in Asia. We now have a network of owned and agent offices throughout Asia, with headquarters in Shanghai, China.

Our largest customer, General Motors Corporation (GM), is comprised of multiple contracts in North America. In 2009, GM accounted for approximately 13% of SCS total revenue and 3% of consolidated revenue. We derive approximately 42% of our SCS revenue from the automotive industry, mostly from manufacturers and suppliers of original equipment parts.

SCS Product Offerings

Dedicated Contract Carriage.  Although offered as a stand-alone service, dedicated contract carriage can also be offered as part of an integrated supply chain solution to our customers. The DCC offering combines the equipment, maintenance and administrative services of a full service lease with drivers and additional services to provide a customer with a dedicated transportation solution that is designed to increase their competitive position, improve risk management and integrate their transportation needs with their overall supply chain. Our DCC solution offers a high degree of specialization to meet the needs of customers with sophisticated service requirements such as tight delivery windows, high-value or time-sensitive freight, closed-loop distribution, multi-stop shipments, specialized equipment or integrated transportation needs. For the year ended December 31, 2009, approximately 53% of our SCS revenue was related to dedicated contract carriage services.

Transportation Management.  Our SCS business offers services relating to all aspects of a customer’s transportation network. Our team of transportation specialists provides shipment planning and execution, which includes shipment optimization, load scheduling and delivery confirmation through a series of technological and web-based solutions. Our transportation consultants, including our freight brokerage department, focus on carrier procurement of all modes of transportation with an emphasis on truck-based transportation, rate negotiation and freight bill audit and payment services. In addition, our SCS business provides customers as well as our FMS and DCC businesses with capacity management services that are designed to meet backhaul opportunities and minimize excess miles. For the year ended December 31, 2009, we purchased and (or) executed over $3 billion in freight moves on our customers behalf. For the year ended December 31, 2009, transportation solutions accounted for 13% of our U.S. SCS revenue.

Distribution Management.  Our SCS business offers a wide range of services relating to a customer’s distribution operations from designing a customer’s distribution network to managing distribution facilities. Services within the facilities generally include managing the flow of goods from the receiving function to the shipping function, coordinating warehousing and transportation for inbound and outbound material flows, handling import and export for international shipments, coordinating just-in-time replenishment of component parts to manufacturing and final assembly and providing shipments to customer distribution centers or end-customer delivery points. Additional value-added services such as light assembly of components into defined units (kitting), packaging and refurbishment are also provided. For the year ended December 31, 2009, distribution operations accounted for 29% of our U.S. SCS revenue.

Professional Services.  Our SCS business offers a variety of knowledge-based services that support every aspect of a customer’s supply chain. Our SCS professionals are available to evaluate a customer’s existing supply chain to identify inefficiencies, as well as opportunities for integration and improvement. Once the assessment is complete, we work with the customer to develop a supply chain strategy that will create the most value for the customer and their target clients. Once a customer has adopted a supply chain strategy, our SCS logistics team, supported by functional experts, and representatives from our information technology, real estate and finance groups work together to design a strategically focused supply chain solution. The solution may include both a network design that sets forth the number, location and function of key components of the network and a transportation solution that optimizes the mode or modes of transportation and route selection. In addition to providing the distribution and transportation expertise necessary to implement the supply chain solution, our SCS representatives can coordinate and manage all aspects of the customer’s supply chain provider network to assure consistency, efficiency and flexibility. For the year ended December 31, 2009, knowledge-based professional services accounted for 5% of our U.S. SCS revenue.

SCS Business Strategy

Our SCS business strategy is to offer our customers differentiated functional execution, and proactive solutions from deep expertise in key industry verticals. The strategy revolves around the following interrelated goals and priorities:

•	Further diversifying our customer base through expansion with key industry verticals;

•	Developing services specific to the needs of the retail and consumer packaged goods industry;

•	Providing customers with a differentiated quality of service through reliable and flexible supply chain solutions;

•	Creating a culture of innovation that fosters new solutions for our customers’ supply chain needs;

•	Focusing on continuous improvement and standardization; and

•	Training and developing employees to share best practices and improve talent.

Competition

In the SCS business segment we compete with a large number of companies providing similar services, each of which has a different set of core competencies. There are a handful of large integrated companies we compete with across all of our service offerings and industries; and other companies who we only compete with on specific service offerings (transportation management or distribution management) or industries. We face different competitors in each country of operation. Most of our competitors tend to have strength in one country or region over others. Competitive factors include price, service, market knowledge, expertise in logistics-related technology, and overall performance (e.g. timeliness, accuracy, and flexibility).
Dedicated Contract Carriage

Value Proposition

Through our DCC business segment, we combine the equipment, maintenance and administrative services of a full service lease with drivers and additional services to provide a customer with a dedicated transportation solution that is designed to increase their competitive position, improve risk management and integrate their transportation needs with their overall supply chain. Such additional services include routing and scheduling, fleet sizing, safety, regulatory compliance, risk management, technology and communication systems support including on-board computers, and other technical support. These additional services allow us to address, on behalf of our customers, high service levels, efficient routing and the labor issues associated with maintaining a private fleet of vehicles, such as driver turnover, government regulation, including hours of service regulations, DOT audits and workers’ compensation. Our DCC solution offers a high degree of specialization to meet the needs of customers with sophisticated service requirements such as tight delivery windows, high-value or time-sensitive freight, closed-loop distribution, multi-stop shipments, specialized equipment or integrated transportation needs.

Market Trends

The U.S. dedicated contract carriage market is estimated to be $11 billion. This market is affected by many of the trends that impact our FMS business, including the overcapacity in the current U.S. trucking market. The administrative burden relating to regulations issued by the Department of Transportation (DOT) regarding driver screening, training and testing, as well as record keeping and other costs associated with the hours of service requirements, make our DCC product an attractive alternative to private fleet management. In addition, market demand for just-in-time delivery creates a need for well-defined routing and scheduling plans that are based on comprehensive asset utilization analysis and fleet rationalization studies.

Operations/Product Offerings

For the year ended December 31, 2009, our DCC business accounted for 10% of our consolidated revenue. At December 31, 2009, we had 162 DCC customer accounts in the U.S. Because it is highly customized, our DCC product is particularly attractive to companies that operate in industries that have time-sensitive deliveries or special handling requirements, as well as to companies who require specialized equipment. Because DCC accounts typically operate in a limited geographic area, most of the drivers assigned to these accounts are short-haul drivers, meaning they return home at the end of each work day. Although a significant portion of our DCC operations are located at customer facilities, our DCC business utilizes and benefits from our extensive network of FMS facilities.

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

DCC Business Strategy

Our DCC business strategy is to focus sales on customers who need specialized equipment, specialized handling or integrated services. This strategy revolves around the following interrelated goals and priorities:

•	Increase market share with customers in the energy and utility, metals and mining, retail, construction, healthcare products, and food and beverage industries;

•	Leverage the support and talent of the FMS sales team in the joint sales program;

•	Align DCC business with other SCS product lines to create revenue opportunities and improve operating efficiencies in both segments; and

•	Improve competitiveness in the non-specialized and non-integrated customer segments.

Competition

Our DCC business segment competes with truckload carriers and other dedicated providers servicing on a national, regional and local level. Competitive factors include price, equipment, maintenance, service and geographic coverage and driver and operations expertise. We are able to differentiate the DCC product offering by leveraging FMS and integrating the DCC services with those of SCS to create a more comprehensive transportation solution for our customers.

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

REGULATION

Our business is subject to regulation by various federal, state and foreign governmental entities. The Department of Transportation and various federal and state agencies exercise broad powers over certain aspects of our business, generally governing such activities as authorization to engage in motor carrier operations, safety and financial reporting. We are also subject to a variety of requirements of national, state, provincial and local governments, including the U.S. Environmental Protection Agency and the Occupational Safety and Health Administration, that regulate safety, the management of hazardous materials, water discharges and air emissions, solid waste disposal and the release and cleanup of regulated substances. We may also be subject to licensing and other requirements imposed by the U.S. Department of Homeland Security and U.S. Customs Service as a result of increased focus on homeland security and our Customs-Trade Partnership Against Terrorism certification. We may also become subject to new or more restrictive regulations imposed by these agencies, or other authorities relating to carbon controls and reporting, engine exhaust emissions, drivers’ hours of service, security and ergonomics.

The Environmental Protection Agency has issued regulations that require progressive reductions in exhaust emissions from certain diesel engines from 2007 through 2010. Emissions standards require reductions in the sulfur content of diesel fuel since June 2006. Also, the first phase of progressively stringent emissions standards relating to emissions after-treatment devices was introduced on newly-manufactured engines and vehicles utilizing engines built after January 1, 2007. The second phase, which required an additional after treatment system, became effective January 1, 2010.

ENVIRONMENTAL

We have always been committed to sound environmental practices that reduce risk and build value for us and our customers. We have a history of adopting “green” designs and processes because they are efficient, cost effective transportation solutions that improve our bottom line and bring value to our customers. We adopted our first worldwide Environmental Policy mission in 1991 and have updated it periodically as regulatory and customer needs have changed. Our environmental policy reflects our commitment to supporting the goals of sustainable development, environmental protection and pollution prevention in our business. We have adopted pro-active environmental strategies that have advanced business growth and continued to improve our performance in ways that reduce emission outputs and environmental impact. Our environmental team works with our staff and operating employees to develop and administer programs in support of our environmental policy and to help ensure that environmental considerations are integrated into all business processes and decisions.

In establishing appropriate environmental objectives and targets for our wide range of business activities around the world, we focus on (i) the needs of our customers; (ii) the communities in which we provide services; and (iii) relevant laws and regulations. We regularly review and update our environmental management procedures, and information regarding our environmental activities is routinely disseminated throughout Ryder. We published our first Corporate Responsibility Report (CSR) in 2008 which details our sustainable business practices and environmental strategies to improve energy use, fuel costs and reduce overall carbon emissions. Currently there is no global carbon disclosure requirement for reporting emissions. However, for the past two years, we have participated in the Carbon Disclosure Project (CDP), voluntarily disclosing direct and indirect emissions resulting from our operations. Both of these reports are publicly available on Ryder’s Green Center at http://www.Ryder.com/greencenter. The Green Center provides all stakeholders information on our key environmental programs and initiatives.

SAFETY

Our safety culture is founded upon a core commitment to the safety, health and well-being of our employees, customers, and the community, a commitment that made us an industry leader in safety throughout our history.

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

EMPLOYEES

At December 31, 2009, we had approximately 22,900 full-time employees worldwide, of which 21,600 were employed in North America, 1,000 in Europe and 300 in Asia. We have approximately 13,700 hourly employees in the U.S., approximately 2,900 of which are organized by labor unions. These employees are principally represented by the International Brotherhood of Teamsters, the International Association of Machinists and Aerospace Workers, and the United Auto Workers, and their wages and benefits are governed by 96 labor agreements that are renegotiated periodically. Some of the businesses in which we currently engage have experienced a material work stoppage, slowdown or strike. We consider that our relationship with our employees is good.

EXECUTIVE OFFICERS OF THE REGISTRANT

All of the executive officers of Ryder were elected or re-elected to their present offices either at or subsequent to the meeting of the Board of Directors held on May 1, 2009 in conjunction with Ryder’s 2009 Annual Meeting. They all hold such offices, at the discretion of the Board of Directors, until their removal, replacement or retirement.

Name	Age	Position

Gregory T. Swienton	60	Chairman of the Board and Chief Executive Officer
Robert E. Sanchez	44	Executive Vice President and Chief Financial Officer
Robert D. Fatovic	44	Executive Vice President, Chief Legal Officer and Corporate Secretary
Art A. Garcia	48	Senior Vice President and Controller
Gregory F. Greene	50	Executive Vice President and Chief Human Resources Officer
Anthony G. Tegnelia	64	President, Global Fleet Management Solutions
John H. Williford	53	President, Global Supply Chain Solutions

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

ITEM 1A. RISK FACTORS

In addition to the factors discussed elsewhere in this report, the following are some of the important factors that could affect our business.

Our operating and financial results may fluctuate due to a number of factors, many of which are beyond our control.

Our annual and quarterly operating and financial results are affected by a number of economic, regulatory and competitive factors, including:

•	changes in current financial, tax or regulatory requirements that could negatively impact the leasing market;

•	our inability to obtain expected customer retention levels or sales growth targets;

•	unanticipated interest rate and currency exchange rate fluctuations;

•	labor strikes, work stoppages or driver shortages affecting us or our customers;

•	sudden changes in fuel prices and fuel shortages;

•	relationships with and competition from vehicle manufacturers;

•	changes in accounting rules, estimates, assumptions and accruals; and

•	outages, system failures or delays in timely access to data in legacy information technology systems that support key business processes.

Our business and operating results could be adversely affected by unfavorable economic and industry conditions.

In 2009, we managed through the challenges of the prolonged freight recession. The recession impacted our FMS customers which continued to cope with reduced freight activity by downsizing their fleets and running less miles with the existing fleet. Our transactional commercial rental business also felt the effects of current market conditions as demand continued to decline throughout the year. In addition, we were impacted by lower SCS automotive production volumes and overall freight volumes. Uncertainty around macroeconomic and industry conditions may impact the spending and financial position of our customers.

Challenging economic and market conditions may also result in:

•	difficulty forecasting, budgeting and planning due to limited visibility into the spending plans of current or prospective customers;

•	increased competition for fewer projects and sales opportunities;

•	pricing pressure that may adversely affect revenue and gross margin;

•	higher overhead costs as a percentage of revenue;

•	increased risk of charges relating to asset impairments, including goodwill and other intangible assets;

•	customer financial difficulty and increased risk of uncollectible accounts receivable;

•	diminished liquidity and credit availability resulting in higher short-term borrowing costs and more stringent borrowing terms

•	fleet downsizing which could adversely impact profitability; and

•	increased risk of declines in the residual values of our vehicles.

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

We typically do not purchase vehicles for our full service lease product line until we have an executed contract with a customer. In our commercial rental product line, however, we do not purchase vehicles against specific customer contracts. Rather, we purchase vehicles and optimize the size and mix of the commercial rental fleet based upon our expectations of overall market demand. As a result, we bear the risk for ensuring that we have the proper vehicles in the right condition and location to effectively capitalize on market demand in order to drive the highest levels of utilization and revenue per unit. We employ a sales force and operations team on a full-time basis to manage and optimize this product line; however, their efforts may not be sufficient to overcome a significant change in market demand in the rental business or used vehicle market.

Volatility in automotive volumes and shifting customer demand in the automotive industry would adversely affect our results.

Approximately 42% of our global SCS revenue is from the automotive industry and is directly impacted by automotive vehicle production. In addition, a number of our FMS customers, particularly transportation and trucking companies, provide services to the automotive industry. Automotive sales and production are impacted by general economic conditions, consumer preference, fuel prices, labor relations, the availability of credit and other factors. The automotive industry in 2009 was significantly impacted by the global recession resulting in the restructuring of General Motors Corporation (GM) and Chrysler, LLC. The restructuring of these North American OEMs resulted in more competitive cost structures and capacity in line with demand. However, if stronger sales do not materialize in 2010 due to a still weakened economy, the OEMs will likely respond by reducing production capacity both through plant shutdowns and a reduction in the number of production shifts as they did in early 2009. These plant shutdowns and shift eliminations have negatively impacted our results in 2009. Any prolonged plant shutdowns and additional shift eliminations can significantly reduce our operations with the OEMs as well as the operations of the automotive suppliers and transportation providers that we service in both our FMS and SCS businesses, and can have a negative impact on our future results.

We derive a significant portion of our SCS revenue from a relatively small number of customers.

During 2009, sales to our top ten SCS customers representing all of the industry groups we service, accounted for 61% of our SCS total revenue and 60% of our SCS operating revenue (revenue less subcontracted transportation), with GM accounting for 13% and 14% of our SCS total and operating revenue, respectively. The loss of any of these customers or a significant reduction in the services provided to any of these customers, particularly GM, could impact our domestic and international operations and adversely affect our SCS financial results. While we continue to focus our efforts on diversifying our customer base we may not be successful in doing so in the short-term.

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

Our business is subject to regulation by various federal, state and foreign governmental entities. Specifically, the U.S. Department of Transportation and various state and federal agencies exercise broad powers over our motor carrier operations, safety, and the generation, handling, storage, treatment and disposal of waste materials. We may also become subject to new or more restrictive regulations imposed by the Department of Transportation, the Occupational Safety and Health Administration, the Department of Homeland Security and U.S. Customs Service, the Environmental Protection Agency or other authorities, relating to the hours of service that our drivers may provide in any one-time period, homeland security, carbon emissions and reporting and other matters. Compliance with these regulations could substantially impair labor and equipment productivity and increase our costs. Recent changes in and ongoing development of data privacy laws may result in increased exposure relating to our data security costs in order to comply with new standards.

With respect to our international operations, we are subject to compliance with local laws and regulatory requirements in foreign jurisdictions, including local tax laws, and compliance with the Federal Corrupt Practices Act. Adherence to rigorous local laws and regulatory requirements may limit our ability to expand into certain international markets and result in residual liability for legal claims and tax disputes arising out of previously discontinued operations.

New regulations governing exhaust emissions could adversely impact our business. The Environmental Protection Agency has issued regulations that require progressive reductions in exhaust emissions from certain diesel engines from 2007 through 2010. Emissions standards require reductions in the sulfur content of diesel fuel since June 2006. Also, the first phase of progressively stringent emissions standards relating to emissions after-treatment devices was introduced on newly-manufactured engines and vehicles utilizing engines built after January 1, 2007. The second phase, which required an additional after-treatment system, became effective after January 1, 2010. In addition, each of these requirements could result in higher prices for vehicles, diesel engines and fuel, which are passed on to our customers, as well as higher maintenance costs and uncertainty as to reliability of the new engines, all of which could, over time, increase our costs and adversely affect our business and results of operations. The new technology may also impact the residual values of these vehicles when sold in the future.

Volatility in assumptions and asset values related to our pension plans may reduce our profitability and adversely impact current funding levels.

We historically sponsored a number of defined benefit plans for employees in the U.S., U.K. and other foreign locations. In the past few years, we have made amendments to defined benefit plans which freeze the retirement benefits for non-grandfathered and certain non-union employees. Our major defined benefit plans are funded, with trust assets invested in a diversified portfolio. The cash contributions made to our defined benefit plans are required to comply with minimum funding requirements imposed by employee benefit and tax laws. The projected benefit obligation and assets of our global defined benefit plans as of December 31, 2009 were $1.60 billion and $1.28 million, respectively. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining pension expense and the ongoing funding requirements of those plans. Macroeconomic factors, as well as changes in investment returns and discount rates used to calculate pension expense and related assets and liabilities can be volatile and may have an unfavorable impact on our costs and funding requirements. We also participate in twelve U.S. multi-employer pension (MEP) plans that provide defined benefits to employees covered by collective bargaining agreements. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan. Our withdrawal liability for any MEP plan would depend on the extent of the plan’s funding of vested benefits. Economic conditions have caused MEP plans to be significantly underfunded. If the financial condition of the MEP plans were to continue to deteriorate, participating employers could be subject to additional assessments. Although we have actively sought to control increases in these costs and funding requirements, there can be no assurance that we will succeed, and continued cost pressure could reduce the profitability of our business and negatively impact our cash flows.

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

We maintain 724 FMS properties in the U.S., Puerto Rico and Canada; we own 454 of these and lease the remaining 270. Our FMS properties are primarily comprised of maintenance facilities generally including a repair shop, rental counter, fuel service island administrative offices, and used vehicle retail sales centers.

Additionally, we manage 218 on-site maintenance facilities, located at customer locations.

We also maintain 123 locations in the U.S. and Canada in connection with our domestic SCS and DCC businesses. Almost all of our SCS locations are leased and generally include a warehouse and administrative offices.

We maintain 92 international locations (locations outside of the U.S. and Canada) for our international businesses. These locations are in the U.K., Luxembourg, Germany, Mexico, China and Singapore. The majority of these locations are leased and may be a repair shop, warehouse or administrative office.

Additionally, we maintain 10 U.S. locations primarily used for Central Support Services. These facilities are generally administrative offices, of which we own one and lease the remaining nine.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the quarter ended December 31, 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Ryder Common Stock Prices

			Dividends per
			Common
	Stock Price		Share
	High	Low	Share

2009
First quarter	$41.24	19.00	0.23
Second quarter	32.89	23.47	0.23
Third quarter	43.18	24.09	0.25
Fourth quarter	46.58	35.91	0.25

2008
First quarter	$65.25	40.31	0.23
Second quarter	76.64	60.28	0.23
Third quarter	75.09	58.02	0.23
Fourth quarter	62.19	27.71	0.23

Our common shares are listed on the New York Stock Exchange under the trading symbol “R.” At January 29, 2010, there were 9,482 common stockholders of record and our stock price on the New York Stock Exchange was $36.40.

Performance Graph

The following graph compares the performance of our common stock with the performance of the Standard & Poor’s 500 Composite Stock Index and the Dow Jones Transportation 20 Index for a five year period by measuring the changes in common stock prices from December 31, 2004 to December 31, 2009.

The stock performance graph assumes for comparison that the value of the Company’s Common Stock and of each index was $100 on December 31, 2004 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Purchases of Equity Securities

The following table provides information with respect to purchases we made of our common stock during the three months ended December 31, 2009:

					Approximate Dollar
			Total Number of	Maximum Number	Value That May
			Shares Purchased as	of Shares That May	Yet Be Purchased
	Total Number	Average Price	Part of Publicly	Yet Be Purchased	Under the
	of Shares	Paid per	Announced	Under the Anti-Dilutive	Discretionary
	Purchased(1)	Share	Program	Program(2), (4)	Program(3)

October 1 through October 31, 2009	264,297	$43.69	250,000	386,564	$130,400,437
November 1 through November 30, 2009	2,461,402	42.50	2,459,725	275,748	30,472,336
December 1 through December 31, 2009	18,736	40.67	16,556	2,000,000	—

Total	2,744,435	$42.60	2,726,281

(1)	During the three months ended December 31, 2009, we purchased an aggregate of 18,154 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plan relating to investments by employees in our common stock, one of the investment options available under the plan.

(2)	In December 2007, our Board of Directors authorized a two-year anti-dilutive repurchase program. Under the anti-dilutive program, management is authorized to repurchase shares of common stock in an amount not to exceed the lesser of the number of shares issued to employees upon the exercise of stock options or through the employee stock purchase plan for the period from September 1, 2007 to December 12, 2009, or 2 million shares. Share repurchases of common stock may be made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the anti-dilutive repurchase program, which would allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During the three months ended December 31, 2009, we repurchased 377,372 shares under this program.

(3)	In December 2007, our Board of Directors also authorized a $300 million share repurchase program over a period not to exceed two years. Share repurchases of common stock may be made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the $300 million share repurchase program, which would allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During the three months ended December 31, 2009, we repurchased 2,348,909 shares under this program.

(4)	In December 2009, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2009 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company’s various employee stock, stock option and employee stock purchase plans from December 1, 2009 through December 15, 2011. The December 2009 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2009 program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. We did not repurchase any shares under this program in 2009.

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes information as of December 31, 2009 about certain plans which provide for the issuance of common stock in connection with the exercise of stock options and other share-based awards.

Number of
Securities
Remaining
Available for
	Number of		Future Issuance
	Securities to be		Under Equity
	Issued upon	Weighted-Average	Compensation
	Exercise of	Exercise Price of	Plans Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in
Plans	and Rights	and Rights	Column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders:
Broad based employee stock plans	3,505,777(1)	$43.85(3)	4,130,901
Employee stock purchase plan	—	—	319,074
Non-employee directors’ stock plans	145,522(2)	32.51(3)	41,471
Equity compensation plans not approved by security holders	—	—	—

Total	3,651,299	$43.70(3)	4,491,446

(1)	Includes 516,461 time-vested and performance-based restricted stock awards.

(2)	Includes 105,522 restricted stock units.

(3)	Weighted-average exercise price of outstanding options; excludes restricted stock awards and restricted stock units.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial information should be read in conjunction with Items 7 and 8 of this report.

	Years ended December 31
	2009	2008	2007	2006	2005
	(Dollars and shares in thousands, except per share amounts)

Operating Data:
Revenue	$4,887,254	5,999,041	6,363,130	6,136,418	5,598,642
Earnings from continuing operations(1)	$90,117	257,579	251,779	246,694	228,768
Net earnings(1),(2)	$61,945	199,881	253,861	248,959	226,929

Per Share Data:
Earnings from continuing operations — Diluted(1)	$1.62	4.51	4.19	3.99	3.53
Net earnings — Diluted(1),(2)	$1.11	3.50	4.22	4.03	3.50
Cash dividends	$0.96	0.92	0.84	0.72	0.64
Book value(3)	$26.71	24.17	32.52	28.34	24.69

Financial Data:
Total assets	$6,259,830	6,689,508	6,854,649	6,828,923	6,033,264
Average assets(4)	$6,507,432	6,924,342	6,914,060	6,426,546	5,922,758
Return on average assets(%)(4)	1.0	2.9	3.7	3.9	3.8
Long-term debt	$2,265,074	2,478,537	2,553,431	2,484,198	1,915,928
Total debt	$2,497,691	2,862,799	2,776,129	2,816,943	2,185,366
Shareholders’ equity(3)	$1,426,995	1,345,161	1,887,589	1,720,779	1,527,456
Debt to equity(%)(3)	175	213	147	164	143
Average shareholders’ equity(3),(4)	$1,395,629	1,778,489	1,790,814	1,610,328	1,554,718
Return on average shareholders’ equity(%)(3),(4)	4.4	11.2	14.2	15.5	14.6
Adjusted return on average capital(%)(5)	4.1	7.3	7.4	7.9	7.8
Net cash provided by operating activities of continuing operations	$984,956	1,248,169	1,096,559	852,466	776,389
Free cash flow(6)	$614,090	340,665	380,269	(438,612)	(207,960)
Capital expenditures paid	$651,953	1,230,401	1,304,033	1,692,719	1,387,513

Other Data:
Average common shares — Diluted	55,094	56,539	59,728	61,478	64,465
Number of vehicles — Owned and leased	152,400	163,400	160,700	167,200	163,600
Average number of vehicles — Owned and leased	159,500	161,500	165,400	164,400	166,700
Number of employees	22,900	28,000	28,800	28,600	27,800

		2009	2008	2007	2006	2005

(1)	Comparable earnings from continuing operations	$94,630	267,144	248,227	243,618	221,141
	Comparable earnings per diluted common share from continuing operations	$1.70	4.68	4.13	3.94	3.41

	Refer to the section titled “Overview” and “Non-GAAP Financial Measures” in Item 7 of this report for a reconciliation of comparable earnings to net earnings.

(2)	Net earnings in 2009, 2008, 2007, 2006 and 2005 included (losses) earnings from discontinued operations of $(28) million, or $(0.51) per diluted common share, $(58) million, or $(1.01) per diluted common share, $2 million, or $0.03 per diluted common share, $2 million, or $0.04 per diluted common share and $0.6 million, or $0.01 per diluted common share, respectively. Net earnings in 2005 also included the cumulative effect of a change in accounting principle for costs associated with the future removal of underground storage tanks resulting in an after-tax charge of $2 million, or $0.04 per diluted common share.

(3)	Shareholders’ equity at December 31, 2009, 2008, 2007, 2006 and 2005 reflected after-tax equity charges of $412 million, $480 million, $148 million, $201 million and $221 million, respectively, related to our pension and postretirement plans.

(4)	Amounts were computed using an 8-point average based on quarterly information.

(5)	Our adjusted return on capital (ROC) represents the rate of return generated by the capital deployed in our business. We use ROC as an internal measure of how effectively we use the capital invested (borrowed or owned) in our operations. Refer to the section titled “Non-GAAP Financial Measures” in Item 7 of this report for a reconciliation of return on average shareholders’ equity to adjusted return on average capital.

(6)	Refer to the section titled “Financial Resources and Liquidity” in Item 7 of this report for a reconciliation of net cash provided by operating activities to free cash flow.

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

OVERVIEW

Ryder System, Inc. (Ryder) is a global leader in transportation and supply chain management solutions. Our business is divided into three business segments, which operate in highly competitive markets. Our customers select us based on numerous factors including service quality, price, technology, and service offerings. As an alternative to using our services, customers may choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors. Our$ customer base includes enterprises operating in a variety of industries including automotive, electronics, transportation, grocery, lumber and wood products, food service, and home furnishing.

The Fleet Management Solutions (FMS) business segment is our largest segment providing full service leasing, contract maintenance, contract-related maintenance, and commercial rental of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K. FMS revenue and assets in 2009 were $3.28 billion and $5.76 billion, respectively, representing 67% of our consolidated revenue and 92% of consolidated assets.

The Supply Chain Solutions (SCS) business segment provides comprehensive supply chain consulting including distribution and transportation services throughout North America and Asia. SCS revenue in 2009 was $1.14 billion, representing 23% of our consolidated revenue.

The Dedicated Contract Carriage (DCC) business segment provides vehicles and drivers as part of a dedicated transportation solution in the U.S. DCC revenue in 2009 was $471 million, representing 10% of our consolidated revenue.

In 2009, we managed through the impacts of a prolonged economic recession and the cyclical impacts in commercial rental, used vehicle sales, and SCS automotive volumes and concentrated on cost improvement actions. In the second half of 2009, we successfully implemented our plan to disengage SCS operations in South America and Europe. Throughout 2009, we experienced significant volume declines across all business segments resulting from the weak overall economic environment and protracted freight recession. However, our free cash flow and liquidity position remained strong.

Total revenue was $4.89 billion, down 19% from $6.00 billion in 2008. Operating revenue (total revenue less fuel and subcontracted transportation) was $4.06 billion in 2009, down 11%. Operating revenue declined primarily due to lower commercial rental revenue and reduced SCS automotive industry volumes. To a lesser extent, operating revenue was also impacted by lower SCS and DCC fuel pass-throughs, unfavorable foreign currency movements and lower FMS contractual revenues partially offset by the benefit of acquisitions.

Earnings from continuing operations decreased to $90 million in 2009 from $258 million in 2008 and earnings from continuing operations per diluted common share decreased to $1.62 from $4.51 in 2008. Earnings from continuing operations included certain items we do not consider indicative of our ongoing operations and have been excluded from our comparable earnings measure. The following discussion provides

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

a summary of the 2009 and 2008 special items which are discussed in more detail throughout our MD&A and within the Notes to Consolidated Financial Statements:

	Continuing Operations
	Earnings Before		Diluted Earnings
	Income Taxes	Earnings	per Share
	(Dollars in thousands,
	except per share amounts)

2009
Earnings / EPS from Continuing Operations	$143,769	$90,117	$1.62
• Restructuring and other charges	6,406	4,176	0.08
• Benefit associated with the reversal of reserves for uncertain tax positions due to the expiration of statutes of limitation in various jurisdictions	—	(2,239)	(0.04)
• Benefit from a tax law change in Ontario, Canada	—	(4,100)	(0.07)
• Charges related to impairment of international asset(1)	6,676	6,676	0.12

Comparable earnings from continuing operations	$156,851	$94,630	$1.70

2008
Earnings / EPS from Continuing Operations	$409,288	$257,579	$4.51
• Restructuring and other charges	21,480	17,493	0.31
• Benefit associated with the reversal of reserves for uncertain tax positions due to the expiration of statutes of limitation in various jurisdictions	—	(7,931)	(0.14)
• Benefit from a tax law change primarily in Massachusetts	—	(1,614)	(0.03)
• Charges related to impairment of international asset(1)	1,617	1,617	0.03

Comparable earnings from continuing operations	$432,385	$267,144	$4.68

(1)	Refer to Note 26, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements.

Excluding the special items listed above, comparable earnings from continuing operations were down 65% to $95 million in 2009. Comparable earnings per diluted common share from continuing operations were down 64% to $1.70 in 2009. Results reflect significantly lower earnings in FMS, driven by the current economic slowdown and freight recession, which resulted in a decline in global commercial rental and full service lease performance and lower used vehicle sales results. Results in 2009 were also impacted by higher pension expense. Earnings were favorably impacted by cost reduction initiatives, including workforce reductions implemented in early 2009.

Free cash flow was up 80% to $614 million in 2009. This increase reflects lower capital expenditures partially offset by lower earnings and higher pension contributions. With our strong cash flows, we repurchased a total of 2.7 million shares of common stock in 2009 for $116 million and made voluntary pension contributions of approximately $100 million. We also increased our annual dividend by 9% to $1.00 per share of common stock.

Capital expenditures decreased 52% to $611 million in 2009. The decrease in capital expenditures reflects reduced full service lease vehicles spending due to lower new and replacement sales in the current environment, and planned minimal spending on transactional commercial rental vehicles. Our debt balances decreased 13% to $2.50 billion at December 31, 2009 due to the utilization of free cash flow to repay debt. Our debt to equity ratio also decreased to 175% from 213% in 2008. Our total obligations (including off-balance sheet debt) to equity ratio also decreased to 183% from 225% in 2008.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

2010 Outlook

In 2010, we plan to manage through the cumulative impacts of a prolonged recession on full service lease, while driving benefits from actions taken in 2009 as well as new initiatives. Earnings per share growth is expected from improved commercial rental performance, productivity initiatives, better used vehicle sales operations, stronger SCS results, lower annual pension expense and the benefit of 2009 stock repurchases. These items are partially offset by significantly reduced full service lease results, the negative impact of vehicle residual value changes and some currently intended compensation restoration.

Total revenue for the full-year 2010 is forecast to be $4.90 billion, which is flat compared with 2009. Operating revenue for the full-year 2010 is forecast to be down 2% to $4.00 billion compared with 2009. In FMS, core contractual leasing and maintenance revenue is expected to decline 4%, or down 5% excluding foreign exchange, reflecting the cumulative effect of customer fleet downsizing. Commercial rental revenue is forecast to grow by 9%, driven by moderately higher demand, somewhat higher pricing and improved utilization. Total SCS revenue is forecast to decrease by 2%. SCS operating revenue is anticipated to decrease by 3%, or 6% excluding the impacts of foreign exchange and fuel, reflecting the impact of non-renewed contracts. Total DCC revenue is expected to be unchanged. DCC operating revenue is expected to decrease by 1%, or 2% excluding the impact of fuel due to lower freight volumes.

ITEMS AFFECTING COMPARABILITY BETWEEN PERIODS

Revenue Reporting

In transportation management arrangements where we act as principal, revenue is reported on a gross basis for subcontracted transportation services billed to our customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Determining whether revenue should be reported as gross (within total revenue) or net (deducted from total revenue) is based on an assessment of whether we are acting as the principal or the agent in the transaction and involves judgment based on the terms and conditions of the arrangement. Effective January 1, 2008, our contractual relationship with a significant customer for certain transportation management services changed, and we determined, after a formal review of the terms and conditions of the services, that we were acting as an agent based on the revised terms of the arrangement. This contract modification required a change in revenue recognition from a gross basis to a net basis for subcontracted transportation beginning on January 1, 2008. This contract represented $640 million of total revenue for the year ended December 31, 2007.

Accounting Changes

See Note 2, “Accounting Changes,” for a discussion of the impact of changes in accounting standards.

ACQUISITIONS

We completed five FMS acquisitions in the past three years, under which we acquired a company’s fleet and contractual customers. The FMS acquisitions operate under Ryder’s name and complemented our existing market coverage and service network. The results of these acquisitions have been included in our consolidated results since the dates of acquisition.

	Business			Contractual
Company Acquired	Segment	Date	Vehicles	Customers	Market

Edart Leasing LLC	FMS	February 2, 2009	1,600	340	Northeast U.S.
Gordon Truck Leasing	FMS	August 29, 2008	500	130	Pennsylvania
Gator Leasing, Inc.	FMS	May 12, 2008	2,300	300	Florida
Lily Transportation Corp.	FMS	January 11, 2008	1,600	200	Northeast U.S.
Pollock NationaLease	FMS/SCS	October 5, 2007	2,000	200	Canada

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

On December 19, 2008, we acquired substantially all of the assets of Transpacific Container Terminal Ltd. and CRSA Logistics Ltd. (CRSA) in Canada, as well as CRSA operations in Hong Kong and Shanghai, China. This strategic acquisition added complementary solutions to our SCS capabilities including consolidation services in key Asian hubs, as well as deconsolidation operations in Vancouver, Toronto and Montreal.

FULL YEAR CONSOLIDATED RESULTS

				Change
	Years ended December 31			2009/	2008/
	2009	2008	2007	2008	2007
	(Dollars in thousands)

Earnings from continuing operations before income taxes	$143,769	409,288	402,204	(65)%	2%
Provision for income taxes	53,652	151,709	150,425	(65)	1

Earnings from continuing operations	90,117	257,579	251,779	(65)	2
Loss from discontinued operations, net of tax	(28,172)	(57,698)	2,082	NM	NM

Net earnings	$61,945	199,881	253,861	(69)%	(21)%

Earnings (loss) per common share — Diluted
Continuing operations	$1.62	4.51	4.19	(64)%	8%
Discontinued operations	(0.51)	(1.01)	0.03	NM	NM

Net earnings	$1.11	3.50	4.22	(68)%	(17)%

Weighted-average shares outstanding — Diluted	55,094	56,539	59,728	(3)%	(5)%

Earnings from continuing operations before income taxes (NBT) decreased 65% in 2009 to $144 million. Excluding restructuring and other items, comparable NBT declined 64% in 2009 to $157 million, and comparable earnings from continuing operations declined 65% to $95 million. The decrease in comparable NBT and earnings from continuing operations reflects significantly lower earnings in our FMS business segment because of a decline in commercial rental, full service lease and used vehicle sales as well as higher pension expense. NBT was also negatively impacted by lower global automotive industry volumes. Net earnings decreased 69% in 2009 to $62 million or $1.11 per diluted common share. Net earnings in 2009 included losses from discontinued operations for SCS South America and Europe of $28 million.

NBT increased 2% in 2008 to $409 million. Excluding restructuring and other items, comparable NBT increased 8% in 2008 to $432 million, and comparable earnings from continuing operations increased 8% to $267 million. The improvement in comparable NBT was driven by better operating performance in our FMS contractual business partially offset by a decline in commercial rental results and reduced profitability in our SCS business segment. Net earnings decreased 21% in 2008 to $200 million or $3.50 per diluted common share. Net earnings in 2008 included losses from discontinued operations for SCS South America and Europe of $58 million.

See subsequent discussion within “Full Year Consolidated Results” and “Full Year Operating Results by Business Segment” and refer to our Notes to Consolidated Financial Statements for other items impacting comparability related to discontinued operations, restructuring and other charges and income taxes.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

	Years ended December 31			Change
				2009/	2008/
	2009	2008	2007	2008	2007
	(Dollars in thousands)

Revenue:
Fleet Management Solutions	$3,567,836	4,454,251	4,167,301	(20)%	7%
Supply Chain Solutions	1,139,911	1,429,632	2,038,186	(20)	(30)
Dedicated Contract Carriage	470,956	547,751	567,640	(14)	(4)
Eliminations	(291,449)	(432,593)	(409,997)	33	(6)

Total	$4,887,254	5,999,041	6,363,130	(19)%	(6)%

Operating revenue(1)	$4,062,512	4,590,080	4,515,080	(11)%	2%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our businesses and as a measure of sales activity. FMS fuel services revenue net of related intersegment billings, which is directly impacted by fluctuations in market fuel prices, is excluded from the operating revenue computation as fuel is largely a pass-through to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. Subcontracted transportation revenue in our SCS and DCC business segments is excluded from the operating revenue computation as subcontracted transportation is largely a pass-through to our customers and we realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Refer to the section titled “Non-GAAP Financial Measures” for a reconciliation of total revenue to operating revenue.

Total revenue decreased 19% to $4.89 billion in 2009 reflecting lower fuel services and operating revenue. Operating revenue decreased 11% to $4.06 billion in 2009 primarily due to lower commercial rental revenue and SCS automotive production volumes. To a lesser extent, operating revenue was also negatively impacted by lower SCS and DCC fuel pass-throughs, unfavorable foreign currency movements and lower FMS contractual revenues partially offset by the benefit of acquisitions. Total revenue in 2009 included an unfavorable foreign exchange impact of 1.4% due primarily to the weakening of the British pound and Mexican peso.

Total revenue decreased 6% to $6.00 billion in 2008 and was impacted by a change, effective January 1, 2008, in our contractual relationship with a significant customer that required a change in revenue recognition from a gross basis to a net basis for subcontracted transportation. This change did not impact operating revenue or earnings. During 2007, total revenue from this contractual relationship was $640 million. Excluding this item, total revenue increased 5% during 2008 primarily as a result of higher fuel services revenue. Operating revenue increased 2% to $4.59 billion in 2008 primarily due to FMS contractual revenue growth, including acquisitions, which more than offset a decline in commercial rental revenue. Total revenue in 2008 included an unfavorable foreign exchange impact of 0.3% due primarily to the weakening of the British pound.

Our FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to our SCS and DCC segments. Eliminations relate to inter-segment sales that are accounted for at rates similar to those executed with third parties. The decrease in eliminations in 2009 reflects primarily the pass-through of lower average fuel costs. The increase in eliminations in 2008 reflects primarily the pass-through of higher average fuel costs.

	Years ended December 31			Change
				2009/	2008/
	2009	2008	2007	2008	2007
	(Dollars in thousands)

Operating expense (exclusive of items shown separately)	$2,229,539	2,959,518	2,739,952	(25)%	8%
Percentage of revenue	46%	49%	43%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Operating expense and operating expense as a percentage of revenue decreased in 2009 primarily as a result of lower fuel costs. The reduction in fuel costs was driven by a decline in average U.S. fuel prices as well as lower fuel volumes. Fuel costs are largely a pass-through to customers for which we realize minimal changes in profitability during periods of steady market fuel prices.

The decrease in operating expense as a percentage of revenue in 2009 was partially offset by higher maintenance costs and safety and insurance costs. The growth in maintenance costs reflects the impact of an aging global fleet. The growth in safety and insurance costs reflects less favorable development in self-insured loss reserves. In recent years, our development has been favorable compared with historical selected loss development factors because of improved safety performance, payment patterns and settlement patterns. During 2009, 2008 and 2007, we recorded a benefit of $1 million, $23 million, and $24 million, respectively, to reduce estimated prior years’ self-insured loss reserves for the reasons noted above.

Operating expense increased 8% to $2.96 billion in 2008 as a result of higher fuel costs. The increase in fuel costs was due to higher average market prices.

	Years ended December 31			Change
				2009/	2008/
	2009	2008	2007	2008	2007
	(Dollars in thousands)

Salaries and employee-related costs	$1,233,243	1,345,216	1,348,212	(8)%	—%
Percentage of revenue	25%	22%	21%
Percentage of operating revenue	30%	29%	30%

Salaries and employee-related costs decreased 8% to $1.23 billion in 2009 primarily due to lower headcount, favorable foreign exchange rate changes and lower incentive-based compensation and commissions partially offset by higher pension expense and the impact of acquisitions. Average headcount, excluding discontinued operations, decreased 9% in 2009. The number of employees at December 31, 2009 decreased to approximately 22,900 compared to 25,500 (excluding those from discontinued operations) at December 31, 2008. The lower headcount was driven by reduced volumes in our SCS and DCC business segments and workforce reductions made as part of restructuring initiatives announced in the fourth quarter of 2008.

Pension expense totaled $66 million in 2009 compared to $2 million in 2008. Increased pension expense was primarily a result of significant negative pension asset returns in 2008. Our Board of Directors has approved amendments to freeze U.K. and Canadian pension plans effective in 2010. The Canadian pension plan was frozen for current participants who did not meet certain grandfathering criteria. As a result, these employees will cease accruing further benefits after the freeze and begin participating in defined contribution plans. See Note 24, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements, for additional information regarding these items. We expect 2010 pension expense to decrease approximately $23 million primarily because of higher than expected return on assets in 2009, the favorable impact from voluntary pension contributions made in the fourth quarter of 2009, and the freeze of the U.K. and Canadian pension plans. However, we expect this pension decrease to be partially offset by increased defined contribution plan expense. Our 2010 pension expense estimates are subject to change based upon the completion of the actuarial analysis for all pension plans. See the section titled “Critical Accounting Estimates — Pension Plans” for further discussion on pension accounting estimates.

Salaries and employee-related costs decreased slightly to $1.35 billion in 2008 primarily due to lower headcount, including cost savings initiatives from 2007. Average headcount decreased 3% in 2008 compared with 2007. Pension expense decreased by $25 million as the result of a freeze of our U.S. and Canadian pension plans; however, this benefit was partially offset by an increase of $20 million in defined contribution plan expense.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

	Years ended December 31			Change
				2009/	2008/
	2009	2008	2007	2008	2007
	(Dollars in thousands)

Subcontracted transportation	$198,860	233,106	868,437	(15)%	(73)%
Percentage of revenue	4%	4%	14%

Subcontracted transportation expense represents freight management costs on logistics contracts for which we purchase transportation from third parties. Subcontracted transportation expense is directly impacted by whether we are acting as an agent or principal in our transportation management contracts. To the extent that we are acting as a principal, revenue is reported on a gross basis and carriage costs to third parties are recorded as subcontracted transportation expense. Subcontracted transportation expense decreased 15% to $199 million in 2009 as a result of decreased freight volumes in the current economic environment.

Subcontracted transportation expense decreased 73% to $233 million in 2008 as a result of net reporting from a contract change. Effective January 1, 2008, our contractual relationship with a significant customer changed, and we determined, after a formal review of the terms and conditions of the services, we were acting as an agent based on the revised terms of the arrangement. As a result, the amount of total revenue and subcontracted transportation expense decreased by $640 million in 2008 due to the reporting of revenue net of subcontracted transportation expense for this particular customer contract.

	Years ended December 31			Change
				2009/	2008/
	2009	2008	2007	2008	2007
	(Dollars in thousands)

Depreciation expense	$881,216	836,149	810,544	5%	3%
Gains on vehicle sales, net	(12,292)	(39,020)	(44,090)	(68)	(11)
Equipment rental	65,828	78,292	86,415	(16)	(9)

Depreciation expense relates primarily to FMS revenue earning equipment. Depreciation expense increased 5% to $881 million in 2009 because of increased write-downs in the carrying value of vehicles held for sale of $24 million, accelerated depreciation of $10 million on certain classes of vehicles expected to be sold through 2010, the impact of recent acquisitions, higher average vehicle investments and impairment charges on a Singapore facility, partially offset by the impact of foreign exchange rates and a lower number of owned vehicles. Depreciation expense increased 3% to $836 million in 2008 reflecting the impact of recent acquisitions and increased capital spending. These increases were partially offset by lower write-downs in the carrying value of vehicles held for sale of $13 million.

We periodically review and adjust residual values, reserves for guaranteed lease termination values and useful lives of revenue earning equipment based on current and expected operating trends and projected realizable values. See the section titled “Critical Accounting Estimates — Depreciation and Residual Value Guarantees” for further discussion. While we believe that the carrying values and estimated sales proceeds for revenue earning equipment are appropriate, there can be no assurance that deterioration in economic conditions or adverse changes to expectations of future sales proceeds will not occur, resulting in lower gains or losses on sales. In 2009, based on current and expected market conditions, we accelerated depreciation on certain classes of vehicles expected to be sold through 2010. The impact of this change increased depreciation by $10 million in 2009. At the end of 2009, 2008 and 2007, we completed our annual depreciation review of the residual values and useful lives of our revenue earning equipment. Our annual review is established with a long-term view considering historical market price changes, current and expected future market price trends, expected life of vehicles and extent of alternative uses. Based on the results of the 2008 and 2007 review, the adjustment to depreciation was not significant for 2009 and 2008, respectively. Based on the results of our 2009 analysis, we adjusted the residual values of certain classes of our revenue earning equipment effective

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

January 1, 2010. The residual value changes will decrease pre-tax earnings for 2010 by approximately $14 million compared with 2009.

Gains on vehicle sales, net decreased 68% to $12 million in 2009 due to lower average pricing on vehicles sold. Gains on vehicle sales, net decreased 11% to $39 million in 2008 due to a 32% decline in the number of vehicles sold partially offset by improved gains per unit sold.

Equipment rental consists primarily of rent expense for FMS revenue earning equipment under lease by us as lessee. Equipment rental decreased 16% to $66 million in 2009 and decreased 9% to $78 million in 2008 because of a reduction in the average number of vehicles leased from third parties.

	Years ended December 31			Change
				2009/	2008/
	2009	2008	2007	2008	2007
	(Dollars in thousands)

Interest expense	$144,342	152,448	155,970	(5)%	(2)%
Effective interest rate	5.4%	5.3%	5.5%

Interest expense decreased 5% to $144 million in 2009 because of lower average debt balances partially offset by a higher effective interest rate. Interest expense decreased 2% to $152 million in 2008 because of lower average cost of debt principally from lower commercial paper borrowing rates. A hypothetical 10 basis point change in short-term market interest rates would change annual pre-tax earnings by $0.6 million.

	Years ended December 31
	2009	2008	2007
	(In thousands)

Miscellaneous (income) expense, net	$(3,657)	2,564	(15,309)

Miscellaneous (income) expense, net consists of investment (income) losses on securities held to fund certain benefit plans, interest income, (gains) losses from sales of property, foreign currency transaction (gains) losses, and non-operating items. Miscellaneous (income) expense, net improved $6 million in 2009 due to better market performance of our investment securities partially offset by lower foreign currency transaction gains in 2009.

Miscellaneous expense (income), net decreased $18 million in 2008 primarily due to a $10 million gain on sale of property recognized in the prior year. See Note 26, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements for additional information on the property sale. Miscellaneous expense in 2008 was also negatively impacted by $6 million due to the decline in market performance of our investment securities and was partially offset by foreign currency transaction gains compared to losses in 2007.

	Years ended December 31
	2009	2008	2007
	(In thousands)

Restructuring and other charges, net	$6,406	21,480	10,795

See Note 5, “Restructuring and Other Charges,” in the Notes to Consolidated Financial Statements for further discussion around the charges related to these actions.

	Years ended December 31			Change
				2009/	2008/
	2009	2008	2007	2008	2007
	(Dollars in thousands)

Provision for income taxes	$53,652	151,709	150,425	(65)%	1%
Effective tax rate from continuing operations	37.3%	37.1%	37.4%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The 2009 effective income tax rate benefited from enacted tax law changes in Ontario, Canada, the favorable settlement of a foreign tax audit and reversal of reserves for uncertain tax positions for which the statute of limitation in various jurisdictions had expired. In the aggregate, these items reduced the effective rate by 6.5% of pre-tax earnings. The current year tax rate benefits were partially offset by the impact of non-deductible expenses on lower pre-tax earnings from continuing operations. The 2008 effective income tax rate benefited from enacted tax law changes in Massachusetts and the reversal of reserves for uncertain tax positions for which the statute of limitation in various jurisdictions had expired which, in the aggregate, totaled 3.3% of pre-tax earnings. The benefits in 2008 were partially offset by the adverse impact of non-deductible restructuring and other charges. The 2007 effective income tax rate included a net tax benefit of $5 million (1.4% of pre-tax earnings) from the reduction of deferred income taxes as a result of enacted changes in tax laws in various jurisdictions.

	Years ended December 31
	2009	2008	2007
	(In thousands)

(Loss) earnings from discontinued operations, net of tax	$(28,172)	(57,698)	2,082

Pre-tax (loss) earnings from discontinued operations in 2009, 2008 and 2007 included operating (losses) income of $(11) million, $(12) million and $6 million, respectively. During 2009, 2008 and 2007, we also incurred $17 million, $47 million, and $2 million, respectively, of pre-tax restructuring and other charges (primarily exit-related) related to discontinued operations. See Note 4, “Discontinued Operations,” in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

FULL YEAR OPERATING RESULTS BY BUSINESS SEGMENT

				Change
	Years ended December 31			2009/	2008/
	2009	2008	2007	2008	2007
	(Dollars in thousands)

Revenue:
Fleet Management Solutions	$3,567,836	4,454,251	4,167,301	(20)%	7%
Supply Chain Solutions	1,139,911	1,429,632	2,038,186	(20)	(30)
Dedicated Contract Carriage	470,956	547,751	567,640	(14)	(4)
Eliminations	(291,449)	(432,593)	(409,997)	33	(6)

Total	$4,887,254	5,999,041	6,363,130	(19)%	(6)%

Operating Revenue:
Fleet Management Solutions	$2,817,733	3,038,923	2,983,398	(7)%	2%
Supply Chain Solutions	955,409	1,207,523	1,184,498	(21)	2
Dedicated Contract Carriage	456,598	536,754	552,891	(15)	(3)
Eliminations	(167,228)	(193,120)	(205,707)	13	6

Total	$4,062,512	4,590,080	4,515,080	(11)%	2%

NBT:
Fleet Management Solutions	$140,400	395,909	370,503	(65)%	7%
Supply Chain Solutions	35,700	56,953	60,229	(37)	(5)
Dedicated Contract Carriage	37,643	49,628	47,409	(24)	5
Eliminations	(21,058)	(31,803)	(31,248)	34	(2)

	192,685	470,687	446,893	(59)	5
Unallocated Central Support Services	(35,834)	(38,302)	(44,004)	6	13
Restructuring and other charges, net and other items(1)	(13,082)	(23,097)	(685)	NM	NM

Earnings from continuing operations before income taxes	$143,769	409,288	402,204	(65)%	2%

(1)	See Note 5, “Restructuring and Other Charges” and Note 26, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements for a discussion of items excluded from our segment measure of profitability.

As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Net Before Taxes” (NBT) from continuing operations, which includes an allocation of CSS and excludes restructuring and other charges, net.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The following table provides a reconciliation of items excluded from our segment NBT measure to their classification within our Consolidated Statements of Earnings:

	Consolidated
	Statements of Earnings	Years ended December 31
Description	Line Item(1)	2009	2008	2007
			(In thousands)

Severance and employee-related costs(2)	Restructuring	$(2,206)	(11,209)	(8,924)
Contract termination costs(2)	Restructuring	—	(29)	(591)
Early retirement of debt(2)	Restructuring	(4,178)	—	(1,280)
Asset impairments(2)	Restructuring	(22)	(10,242)	—

Restructuring and other charges, net		(6,406)	(21,480)	(10,795)
International asset impairment(3)	Depreciation expense	(6,676)	(1,617)	—
Gain on sale of property(3)	Miscellaneous income	—	—	10,110

Restructuring and other charges, net and other items		$(13,082)	(23,097)	(685)

(1)	Restructuring refers to the “Restructuring and other charges, net;” and Miscellaneous income refers to “Miscellaneous (income) expense, net” on our Consolidated Statements of Earnings.

(2)	See Note 5, “Restructuring and Other Charges,” in the Notes to Consolidated Financial Statements for additional information.

(3)	See Note 26, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements for additional information.

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

The following table sets forth equipment contribution included in NBT for our SCS and DCC segments:

	Years ended December 31
	2009	2008	2007
		(In thousands)

Equipment Contribution:
Supply Chain Solutions	$9,461	16,701	16,282
Dedicated Contract Carriage	11,597	15,102	14,966

Total	$21,058	31,803	31,248

CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal and corporate communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included within the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation. See Note 29, “Segment Reporting,” in the Notes to Consolidated Financial Statements for a description of how the remainder of CSS costs is allocated to the business segments.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Fleet Management Solutions

	Years ended December 31			Change
				2009/		2008/
	2009	2008	2007	2008		2007
	(Dollars in thousands)

Full service lease	$1,989,676	2,041,513	1,965,308	(3)%		4%
Contract maintenance	167,182	168,157	159,635	(1)		5

Contractual revenue	2,156,858	2,209,670	2,124,943	(2)		4
Contract-related maintenance	163,306	193,856	198,747	(16)		(2)
Commercial rental	431,058	557,491	583,336	(23)		(4)
Other	66,511	77,906	76,372	(15)		2

Operating revenue(1)	2,817,733	3,038,923	2,983,398	(7)		2
Fuel services revenue	750,103	1,415,328	1,183,903	(47)		20

Total revenue	$3,567,836	4,454,251	4,167,301	(20)%		7%

Segment NBT	$140,400	395,909	370,503	(65)%		7%

Segment NBT as a % of total revenue	3.9%	8.9%	8.9%	(500	) bps	—	bps

Segment NBT as a % of operating revenue(1)	5.0%	13.0%	12.4%	(800	) bps	60	bps

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our FMS business segment and as a measure of sales activity. Fuel services revenue, which is directly impacted by fluctuations in market fuel prices, is excluded from our operating revenue computation as fuel is largely a pass-through to customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs.

2009 versus 2008

Total revenue decreased 20% in 2009 to $3.57 billion due primarily to lower fuel services revenue. Fuel services revenue decreased 47% in 2009 because of lower average fuel prices as well as reduced gallons pumped. Operating revenue decreased 7% in 2009 to $2.82 billion reflecting declines in all product lines, especially commercial rental, in light of the deterioration in global economic conditions in the past year, partially offset by the benefit of acquisitions. Total and operating revenue in 2009 also included an unfavorable foreign exchange impact of 1.2% and 1.7%, respectively.

Full service lease revenue declined 3% and contract maintenance revenue declined 1% as a result of fleet downsizing decisions and lower variable revenue from fewer miles driven by our customers with their fleets. We expect unfavorable contractual revenue comparisons next year based on the carryover effect of 2009 fleet downsizings actions. Commercial rental revenue decreased 23% in 2009 reflecting weak global market demand and lower pricing. In 2009, we reduced the size and mix of our rental fleet in order to better align with market demand. The average global rental fleet size declined 13% in 2009 and year-end fleet counts decreased by 15% compared with 2008. As a result of our fleet right-sizing actions, rental fleet utilization in the fourth quarter of 2009 improved over the prior-year period for the first time in 2009. In light of current economic conditions, we expect favorable commercial rental comparisons next year driven by moderately higher demand, somewhat higher pricing and improved utilization.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The following table provides rental statistics on our global fleet:

	Years ended December 31			Change
				2009/		2008/
	2009	2008	2007	2008		2007
	(Dollars in thousands)

Non-lease customer rental revenue	$265,143	329,875	330,198	(20)%		—%

Lease customer rental revenue(1)	$165,915	227,616	253,138	(27)%		(10)%

Average commercial rental power fleet size — in service(2),(3)	22,900	25,700	25,600	(11)%		—%

Commercial rental utilization — power fleet	68.0%	71.4%	71.0%	(340	) bps	40	bps

(1)	Lease customer rental revenue is revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.

(2)	Number of units rounded to nearest hundred and calculated using average counts.

(3)	Fleet size excluding trailers.

FMS NBT decreased 65% in 2009 to $140 million driven primarily by the current economic slowdown and freight recession, which resulted in a decline in global commercial rental demand, lower full service lease performance and lower used vehicle sales results. Results in 2009 were also impacted by significantly higher pension expense. These items were partially offset by cost reduction initiatives, including workforce reductions implemented in early 2009. Commercial rental results were impacted by weak global demand which drove lower utilization and, to a lesser extent, reduced pricing on a smaller fleet. Full service lease results were adversely impacted by the protracted length and severity of the current freight recession, which has resulted in reduced customer demand for new leases and downsizing of customer fleets. Customers also operated fewer miles with their existing fleets, which lowered our variable revenue and fuel gallons sold. However, lease mileage comparisons showed sequential improvement in the second half of the year. Used vehicle sales results declined primarily due to weak market demand which drove lower pricing, as well as higher average inventory levels. However, our used vehicle inventory levels improved during the second half of the year and our year-end inventory counts were 10% below the prior year. Pension expense significantly increased in 2009 because of poor performance in the overall stock market in 2008.

2008 versus 2007

Total revenue increased 7% in 2008 to $4.45 billion due to higher fuel services revenue and contractual revenue growth. Fuel services revenue increased 20% in 2008 because of higher fuel prices partially offset by reduced fuel volumes. Operating revenue increased 2% in 2008 to $3.04 billion as a result of contractual revenue growth, including acquisitions, which more than offset a decline in commercial rental revenue. Total and operating revenue in 2008 also included an unfavorable foreign exchange impact of 0.5% and 0.7%, respectively.

Revenue growth was realized in both contractual FMS product lines in 2008. Full service lease revenue grew 4% reflecting increases in the North American market primarily due to acquisitions. Contract maintenance revenue increased 5% due primarily to new contract sales. Commercial rental revenue decreased 4% in 2008, reflecting weak global market demand and reduced pricing particularly in the fourth quarter of 2008. The average global rental fleet size declined 5% in 2008 compared with 2007.

FMS NBT increased 7% in 2008 to $396 million due primarily to improved contractual business performance, including acquisitions, and to a lesser extent, from higher fuel margins associated with unusually volatile fuel prices and better used vehicle sales results. This improvement was partially offset by a decline in commercial rental results, especially in the fourth quarter of 2008, as weak market demand drove lower

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

pricing. Used vehicle sales results improved $9 million in 2008 primarily because of lower average used vehicle inventories.

Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):

	December 31			Change
				2009/	2008/
	2009	2008	2007	2008	2007

End of period vehicle count
By type:
Trucks(1)	63,600	68,300	62,800	(7)%	9%
Tractors(2)	50,300	51,900	50,400	(3)	3
Trailers(3)	35,400	39,900	40,400	(11)	(1)
Other	3,100	3,300	7,100	(6)	(54)

Total	152,400	163,400	160,700	(7)%	2%

By ownership:
Owned	147,200	158,100	155,100	(7)%	2%
Leased	5,200	5,300	5,600	(2)	(5)

Total	152,400	163,400	160,700	(7)%	2%

By product line:
Full service lease	115,100	120,600	115,500	(5)%	4%
Commercial rental	27,400	32,300	34,100	(15)	(5)
Service vehicles and other	3,000	2,800	3,600	7	(22)

Active units	145,500	155,700	153,200	(7)	2
Held for sale	6,900	7,700	7,500	(10)	3

Total	152,400	163,400	160,700	(7)	2

Customer vehicles under contract maintenance	34,400	35,500	31,500	(3)%	13%

Average vehicle count
By product line:
Full service lease	118,800	118,100	116,400	1%	1%
Commercial rental	29,400	33,900	35,800	(13)	(5)
Service vehicles and other	2,900	3,300	3,500	(9)	(6)

Active units	151,100	155,300	155,700	(2)	—
Held for sale	8,400	6,200	9,700	35	(36)

Total	159,500	161,500	165,400	(1)	(2)

Customer vehicles under contract maintenance	35,200	33,900	30,800	4%	10%

(1)	Generally comprised of Class 1 through Class 6 type vehicles with a Gross Vehicle Weight (GVW) up to 26,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Classes 7 and 8 type vehicles with a GVW of over 26,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.

(4)	Amounts were computed using a 24-point average based on monthly information.

Note: Prior year vehicle counts have been reclassified to conform to current year presentation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The totals in the previous table include the following non-revenue earning equipment for the global fleet (number of units rounded to the nearest hundred):

	December 31			Change
				2009/	2008/
Number of Units	2009	2008	2007	2008	2007

Not yet earning revenue (NYE)	700	1,500	1,300	(53)%	15%
No longer earning revenue (NLE):
Units held for sale	6,900	7,700	7,500	(10)	3
Other NLE units	2,900	2,900	2,400	—	21

Total	10,500	12,100	11,200	(13)%	8%

NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. For 2009, the number of NYE units decreased compared with prior year consistent with lower new replacement lease activity. NLE units represent all vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. For 2009, the number of NLE units decreased compared with the prior year because of lower used vehicle inventory levels. For 2008, the number of NLE units increased slightly compared with the prior year because of the decline in commercial rental demand. We expect NLE levels in 2010 to be consistent with 2009.

Supply Chain Solutions

	Years ended December 31			Change
				2009/		2008/
	2009	2008	2007	2008		2007
	(Dollars in thousands)

U.S. operating revenue:
Automotive	$335,119	499,389	506,264	(33)%		(1)%
High-tech and Consumer	210,659	257,591	234,931	(18)		10
Industrial and Other	158,379	139,095	132,044	14		5

U.S. operating revenue	704,157	896,075	873,239	(21)		3
International operating revenue	251,252	311,448	311,259	(19)		—

Total operating revenue(1)	955,409	1,207,523	1,184,498	(21)		2
Subcontracted transportation	184,502	222,109	853,688	(17)		(74)

Total revenue	$1,139,911	1,429,632	2,038,186	(20)%		(30)%

Segment NBT	$35,700	56,953	60,229	(37)%		(5)%

Segment NBT as a % of total revenue	3.1%	4.0%	3.0%	(90	) bps	100	bps

Segment NBT as a % of operating revenue(1)	3.7%	4.7%	5.1%	(100	) bps	(40	) bps

Memo: Fuel costs(2)	$64,915	136,400	114,773	(52)%		19%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our SCS business segment and as a measure of sales activity. Subcontracted transportation is excluded from our operating revenue computation as subcontracted transportation is largely a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation.

(2)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

2009 versus 2008

Total revenue decreased 20% in 2009 to $1.14 billion and operating revenue decreased 21% in 2009 to $955 million. Total revenue and operating revenue decreased as a result of lower automotive production, overall freight volumes and fuel cost pass-throughs. For 2009, SCS total revenue and operating revenue included an unfavorable foreign currency exchange impact of 2.4% and 2.0%, respectively. We expect unfavorable operating revenue comparisons next year reflecting the impact of non-renewed automotive contracts. General Motors Corporation (GM) accounted for approximately 13% and 14% of SCS total and operating revenue in 2009, respectively, and is comprised of multiple contracts in North America. In the U.S., we provide supply chain management and other transportation-related solutions supporting twelve GM plants and operations; three of these operations closed in 2009 as a result of GM’s U.S. reorganization plan. For 2009, revenue associated with the three closed Ryder-supported GM locations totaled approximately $20 million, representing 2% of SCS revenue and 14% of GM revenue.

SCS NBT decreased 37% in 2009 to $36 million primarily due to significantly reduced North American automotive volumes which decreased NBT by $19 million, including costs incurred upon the termination of certain automotive operations. During the second quarter of 2009, several of our automotive customers filed for bankruptcy, including our largest customer, GM. We did not realize any losses on our pre-petition accounts receivable with any of these customers.

2008 versus 2007

Total revenue decreased 30% in 2008 to $1.43 billion as a result of net reporting of a transportation management arrangement previously reported on a gross basis. Effective January 1, 2008, our contractual relationship with a significant customer for certain transportation management services changed, and we determined, after a formal review of the terms and conditions of the services, that we were acting as an agent based on the revised terms of the arrangement. As a result, total revenue and subcontracted transportation expense decreased by $640 million in 2008. Operating revenue grew 2% due to new and expanded business and higher fuel cost pass-throughs and was offset by lower automotive volumes, especially in the fourth quarter of 2008. For 2008, GM accounted for approximately 16% and 18% of SCS total and operating revenue, respectively.

SCS NBT decreased 5% in 2008 to $57 million largely driven by lower operating results related to the start-up of a U.S. based operation. NBT was also impacted by higher overhead spending from increased sales and marketing investments and facility relocation costs slightly offset by lower incentive-based compensation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Dedicated Contract Carriage

	Years ended December 31			Change
				2009/		2008/
	2009	2008	2007	2008		2007
	(Dollars in thousands)

Operating revenue(1)	$456,598	536,754	552,891	(15)%		(3)%
Subcontracted transportation	14,358	10,997	14,749	31		(25)

Total revenue	$470,956	547,751	567,640	(14)%		(4)%

Segment NBT	$37,643	49,628	47,409	(24)%		5%

Segment NBT as a % of total revenue	8.0%	9.1%	8.4%	(110	) bps	70	bps

Segment NBT as a % of operating revenue(1)	8.2%	9.2%	8.6%	(100	) bps	60	bps

Memo: Fuel costs(2)	$69,858	123,003	107,140	(43)%		15%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our DCC business segment and as a measure of sales activity. Subcontracted transportation is excluded from our operating revenue computation as subcontracted transportation is largely a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation.

(2)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.

2009 versus 2008

Total revenue declined 14% in 2009 to $471 million and operating revenue declined 15% in 2009 to $457 million as a result of lower fuel cost pass-throughs, lower freight volumes and non-renewal of customer contracts. We expect unfavorable operating revenue comparisons next year because of slightly lower freight volumes.

DCC NBT decreased 24% in 2009 to $38 million as a result of lower revenue, and to a lesser extent, increased self-insurance costs. The increase in self-insurance costs reflects less favorable development in estimated prior years’ self-insured loss reserves.

2008 versus 2007

Total revenue declined 4% in 2008 to $548 million and operating revenue declined 3% in 2008 to $537 million as a result of the non-renewal of certain customer contracts partially offset by the pass-through of higher fuel costs.

DCC NBT increased 5% in 2008 to $50 million as a result of better operating performance partially offset by higher safety and insurance costs. The increase in safety and insurance costs reflects less favorable development in estimated prior years’ self-insured loss reserves.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Central Support Services

	Years ended December 31			Change
				2009/	2008/
	2009	2008	2007	2008	2007
	(Dollars in thousands)

Human resources	$14,707	15,943	16,504	(8)%	(3)%
Finance	51,353	55,835	58,209	(8)	(4)
Corporate services and public affairs	11,556	13,117	12,124	(12)	8
Information technology	52,826	57,538	54,826	(8)	5
Health and safety	6,673	7,754	7,973	(14)	(3)
Other	30,450	34,847	40,383	(13)	(14)

Total CSS	167,565	185,034	190,019	(9)	(3)
Allocation of CSS to business segments	(131,731)	(146,732)	(146,015)	10	—

Unallocated CSS	$35,834	38,302	44,004	(6)%	(13)%

2009 versus 2008

Total CSS costs decreased 9% in 2009 to $168 million reflecting lower spending across all functional areas as a result of cost reduction actions implemented in early 2009 and lower incentive-based compensation. These items were partially offset by higher professional fees on cost savings initiatives. Unallocated CSS costs decreased 6% in 2009 to $36 million due to lower incentive-based compensation offset slightly by higher spending on cost savings initiatives.

2008 versus 2007

Total and unallocated CSS costs decreased 3% and 13%, respectively, in 2008 to $185 million and $38 million, respectively, because of lower foreign currency transaction losses, reduced severance costs and lower share-based compensation expense due to a 2007 charge related to the accelerated amortization of restricted stock unit expense.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

FOURTH QUARTER CONSOLIDATED RESULTS

	Three months ended December 31		Change
	2009	2008	2009/ 2008
	(Dollars and shares in thousands, except per share amounts)

Total revenue	$1,246,968	1,337,203	(7)%

Operating revenue	$1,019,822	1,087,253	(6)%

Earnings from continuing operations before income taxes	$31,800	75,351	(58)%
Provision for income taxes	8,130	24,889	(67)

Earnings from continuing operations	23,670	50,462	(53)
Loss from discontinued operations, net of tax	(15,422)	(39,817)	(61)

Net earnings	$8,248	10,645	(23)%

Earnings (loss) per common share — Diluted
Continuing operations	$0.43	0.91	(53)%
Discontinued operations	(0.28)	(0.71)	(61)

Net earnings	$0.15	0.19	(21)%

Weighted-average shares outstanding — Diluted	54,235	55,233	(2)%

Total revenue decreased 7% in the fourth quarter of 2009 to $1.25 billion primarily due to lower operating revenue in all our business segments. The decrease in total revenue was also impacted by lower fuel volumes and, to a lesser extent, fuel prices, partially offset by favorable foreign exchange rate movements. Operating revenue decreased 6% to $1.02 billion in the fourth quarter of 2009 primarily due to lower full service lease and commercial rental revenue and lower automotive volumes partially offset by favorable exchange movements. Total revenue and operating revenue in the fourth quarter of 2009 included a favorable foreign exchange impact of 1.3% and 1.5%, respectively.

NBT from continuing operations decreased 58% in the fourth quarter of 2009 to $32 million which reflects significantly lower earnings in our FMS business segment. The decline was driven by decreased global full service lease results, higher pension expense, reduced global commercial rental performance and lower results from used vehicle sales operations. To a lesser extent, earnings in our SCS and DCC business segments were impacted by higher self-insurance costs.

Earnings from continuing operations in the fourth quarter of 2009 included an income tax benefit of $4 million or $0.07 per diluted common share related primarily to changes in Canadian income tax laws. Earnings from continuing operations in the fourth quarter of 2008 included an income tax benefit of $8 million, or $0.14 per diluted common share associated with reversal of reserves for uncertain tax positions due to the expiration of the statutes of limitation in various jurisdictions.

We previously announced a plan to discontinue SCS operations in South America and Europe. During the third quarter of 2009, we ceased customer operations in all South American markets and part of Europe. During the fourth quarter of 2009, we ceased SCS customer operations in all of Europe. Accordingly, results of these operations are reported as discontinued operations for all periods presented. Pre-tax losses from discontinued operations totaled $15 million ($15 million after-tax or $0.28 per diluted common share) in the fourth quarter of 2009 including accumulated foreign currency translation losses of $14 million ($14 million after-tax or $0.26 per diluted common share) associated with the substantial liquidation of investments in certain discontinued operations. Pre-tax losses from discontinued operations totaled $42 million in the fourth

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

quarter of 2008 and included $41 million of restructuring charges and other items primarily related to severance and employee-related costs, impairment charge and contract termination costs.

FOURTH QUARTER OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended December 31		Change
	2009	2008	2009/2008
	(Dollars in thousands)

Revenue:
Fleet Management Solutions	$900,219	977,122	(8)%
Supply Chain Solutions	302,085	319,040	(5)
Dedicated Contract Carriage	119,267	126,209	(6)
Eliminations	(74,603)	(85,168)	12

Total	$1,246,968	1,337,203	(7)%

Operating Revenue:
Fleet Management Solutions	$699,452	737,498	(5)%
Supply Chain Solutions	247,596	271,069	(9)
Dedicated Contract Carriage	113,444	123,624	(8)
Eliminations	(40,670)	(44,938)	9

Total	$1,019,822	1,087,253	(6)%

NBT:
Fleet Management Solutions	$31,946	86,071	(63)%
Supply Chain Solutions	11,739	17,126	(31)
Dedicated Contract Carriage	6,922	12,720	(46)
Eliminations	(4,883)	(8,399)	42

	45,724	107,518	(57)
Unallocated Central Support Services	(11,253)	(9,037)	(25)
Restructuring and other charges, net and other items	(2,671)	(23,130)	NM

Earnings from continuing operations before income taxes	$31,800	75,351	(58)%

Fleet Management Solutions

Total revenue decreased 8% to $900 million in the fourth quarter of 2009 reflecting lower operating revenue and lower fuel services revenue due to reduced volume and to a lesser extent lower prices. Operating revenue decreased 5% to $699 million in the fourth quarter of 2009 because of lower full service lease revenue from customer fleet downsizings and lower commercial rental revenue reflecting weak global market demand and lower pricing. FMS total revenue and operating revenue in the fourth quarter of 2009 included a favorable foreign exchange impact of 1.3% and 1.6%, respectively.

FMS NBT decreased 63% to $32 million in the fourth quarter of 2009 reflecting lower global full service lease results, higher pension expense, a decline in commercial rental demand and lower used vehicle sales results. These items were partially offset by cost reduction initiatives, including workforce reductions implemented in early 2009.

Supply Chain Solutions

Total revenue decreased 5% to $302 million in the fourth quarter of 2009 and operating revenue decreased 9% to $248 million in the fourth quarter of 2009. Both total revenue and operating revenue declined

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

primarily due to lower automotive and other freight volumes partially offset by favorable foreign exchange rate movements. In the fourth quarter of 2009, SCS total revenue and operating revenue both included a favorable foreign currency exchange impact of 2%.

SCS NBT decreased 31% to $12 million in the fourth quarter of 2009 because of higher self-insurance costs compared with favorable claims experience in the prior year and shutdown costs related to the termination of certain automotive operations.

Dedicated Contract Carriage

Total revenue decreased 6% to $119 million in the fourth quarter of 2009 and operating revenue decreased 8% to $113 million in the fourth quarter of 2009. Both total revenue and operating revenue decreased due to the non-renewal of customer contracts and reduced freight volumes.

DCC NBT decreased 46% to $7 million in the fourth quarter of 2009 because of higher self-insurance costs compared with favorable claims experience in the prior year and a decline in revenue.

Central Support Services

Unallocated CSS costs increased 25% to $11 million in the fourth quarter of 2009 because of higher professional fees associated with cost savings initiatives.

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows

The following is a summary of our cash flows from operating, financing and investing activities from continuing operations:

	Years ended December 31
	2009	2008	2007
	(In thousands)

Net cash provided by (used in):
Operating activities	$984,956	1,248,169	1,096,559
Financing activities	(542,016)	(148,152)	(304,600)
Investing activities	(448,610)	(1,103,468)	(811,202)
Effect of exchange rate changes on cash	1,794	1,408	6,734

Net change in cash and cash equivalents	$(3,876)	(2,043)	(12,509)

Cash provided by operating activities from continuing operations decreased $263 million in 2009 because of lower cash-based earnings and higher pension contributions. Cash used in financing activities increased $394 million in 2009 reflecting higher net debt repayments resulting from less borrowing needs to fund capital spending, including acquisitions. Cash used in investing activities decreased $655 million in 2009 compared primarily due to lower vehicle capital spending and acquisition-related payments in 2009.

Cash provided by operating activities from continuing operations increased $152 million in 2008 because of higher cash-based earnings and reduced working capital needs primarily from improved accounts receivable collections. Cash used in financing activities decreased $156 million in 2008 because of higher borrowing needs to fund net capital spending, including acquisitions. Cash used in investing activities increased $292 million in 2008 primarily due to acquisition-related payments and lower proceeds from sales of revenue earning equipment which included proceeds of $150 million from a sale-leaseback transaction in 2007. This increase was partially offset by lower vehicle capital spending.

Our principal sources of operating liquidity are cash from operations and proceeds from the sale of revenue earning equipment. We refer to the sum of operating cash flows, proceeds from the sales of revenue

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

earning equipment and operating property and equipment, sale and leaseback of revenue earning equipment, collections on direct finance leases and other cash inflows as “total cash generated.” We refer to the net amount of cash generated from operating and investing activities (excluding changes in restricted cash and acquisitions) as “free cash flow.” Although total cash generated and free cash flow are non-GAAP financial measures, we consider them to be important measures of comparative operating performance. We also believe total cash generated to be an important measure of total cash inflows generated from our ongoing business activities. We believe free cash flow provides investors with an important perspective on the cash available for debt service, acquisitions and for shareholders after making capital investments required to support ongoing business operations. Our calculation of free cash flow may be different from the calculation used by other companies and therefore comparability may be limited.

The following table shows the sources of our free cash flow computation:

	Years ended December 31
	2009	2008	2007
	(In thousands)

Net cash provided by operating activities	$984,956	1,248,169	1,096,559
Sales of revenue earning equipment	211,002	257,679	354,736
Sales of operating property and equipment	4,634	3,727	18,725
Collections on direct finance leases	65,242	61,096	62,346
Sale and leaseback of revenue earning equipment	—	—	150,348
Other, net	209	395	1,588

Total cash generated	1,266,043	1,571,066	1,684,302
Purchases of property and revenue earning equipment	(651,953)	(1,230,401)	(1,304,033)

Free cash flow	$614,090	340,665	380,269

Free cash flow increased to $614 million in 2009 compared with $341 million in 2008 as lower net capital expenditures were partially offset by lower cash-based earnings and higher pension contributions. Free cash flow decreased to $341 million in 2008 compared with $380 million in 2007 because of lower proceeds from sales of revenue earning equipment, primarily from the $150 million sale-leaseback transaction in 2007. This decrease was partially offset by higher cash flows from operations and lower cash payments for vehicle capital spending. We expect free cash flow in 2010 to be approximately $250 million reflecting higher capital expenditures, partially offset by lower pension contributions.

Capital expenditures are generally used to purchase revenue earning equipment (trucks, tractors, trailers) within our FMS segment. These expenditures primarily support the full service lease product line and also the commercial rental product line. The level of capital required to support the full service lease product line varies directly with the customer contract signings for replacement vehicles and growth. These contracts are long-term agreements that result in predictable cash flows typically over a three to seven year term for trucks and tractors and up to ten years for trailers. The commercial rental product line utilizes capital for the purchase of vehicles to replenish and expand the fleet available for shorter-term use by contractual or occasional customers. Operating property and equipment expenditures primarily relate to FMS and SCS spending on items such as vehicle maintenance facilities and equipment, computer and telecommunications equipment, investments in technologies and warehouse facilities and equipment.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The following is a summary of capital expenditures:

	Years ended December 31
	2009	2008	2007
	(In thousands)

Revenue earning equipment:
Full service lease	$547,750	985,924	888,734
Commercial rental	7,436	171,128	218,830

	555,186	1,157,052	1,107,564
Operating property and equipment	56,216	108,284	74,069

Total capital expenditures(1)	611,402	1,265,336	1,181,633
Changes in accounts payable related to purchases of revenue earning equipment	40,551	(34,935)	122,400

Cash paid for purchases of property and revenue earning equipment	$651,953	1,230,401	1,304,033

(1)	Capital expenditures exclude non-cash additions of approximately $2 million, $1 million, and $11 million in 2009, 2008, and 2007, respectively, in assets held under capital leases resulting from the extension of existing operating leases and other additions.

Capital expenditures decreased 52% to $611 million in 2009 as a result of reduced full service lease vehicle spending due to lower new and replacement sales in the current global economic environment, as well as increased use of lease term extensions and used vehicle redeployments. Additionally, the decrease reflects planned minimal spending on transactional commercial rental vehicles. Capital expenditures increased 7% to $1.27 billion in 2008 as a result of higher full service lease spending for replacement and expansion of customer fleets and reduced spending on transactional commercial rental vehicles to meet market demand. We expect capital expenditures to increase to approximately $1.1 billion, including an estimated $270 million to refresh an aging commercial rental fleet. We expect to fund 2010 capital expenditures with both internally generated funds and additional financing.

Working Capital

	December 31
	2009	2008
	(Dollars in thousands)

Current assets	$880,373	$957,581
Current liabilities	850,274	1,111,165

Working capital	$30,099	$(153,584)

Our net working capital (current assets less current liabilities) was $30 million at December 31, 2009 compared with negative $154 million at December 31, 2008. The increase in net working capital was primarily due to a decrease of $152 million in short-term debt. Excluding the decline in short-term debt, working capital increased $32 million in 2009 because of the payment of restructuring related reserves and incentive compensation. This increase was partially offset by a decline in accounts receivables as we discontinued operations and experienced volume declines.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Our ability to access unsecured debt in the capital markets is linked to both our short-term and long-term debt ratings. These ratings are intended to provide guidance to fixed income investors in determining the credit risk associated with particular Ryder securities based on current information obtained by the rating agencies from us or from other sources. Lower ratings generally result in higher borrowing costs as well as reduced access to unsecured capital markets. A downgrade of our short-term debt ratings to a lower tier would impair our ability to issue commercial paper. As a result, we would have to rely on alternative funding sources. A downgrade of our debt ratings would not affect our ability to borrow amounts under our revolving credit facility described below, given ongoing compliance with the terms and conditions of the credit facility.

Our debt ratings at December 31, 2009 were as follows:

	Short-term	Long-term	Outlook

Moody’s Investors Service	P2	Baa1	Stable (reaffirmed February 2009)
Standard & Poor’s Ratings Services	A2	BBB+	Negative (lowered January 2009)
Fitch Ratings	F2	A−	Stable (reaffirmed March 2009)

We believe that our operating cash flow, together with our access to commercial paper markets and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future. However, there can be no assurance that unanticipated volatility and disruption in commercial paper markets would not impair our ability to access these markets on terms commercially acceptable to us or entirely. If we cease to have access to commercial paper and other sources of unsecured borrowings, we would meet our liquidity needs by drawing upon contractually committed lending agreements as described below and/or by seeking other funding sources.

In April 2009, we executed a new $875 million global revolving credit facility with a syndicate of thirteen lending institutions led by Bank of America N.A., Bank of Tokyo-Mitsubishi UFJ, Ltd, Mizuho Corporate Bank, Ltd., Royal Bank of Scotland Plc and Wells Fargo N.A. This facility replaced a $870 million credit facility that was scheduled to mature in May 2010. The new global credit facility matures in April 2012 and is used primarily to finance working capital and provide support for the issuance of unsecured commercial paper in the U.S. and Canada. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at December 31, 2009). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 37.5 basis points, which applies to the total facility size of $875 million. This fee ranges from 22.5 basis points to 62.5 basis points and is based on Ryder’s long-term credit ratings. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated tangible net worth of less than or equal to 300%. Tangible net worth, as defined in the credit facility, includes 50% of our deferred federal income tax liability and excludes the book value of our intangibles. The ratio at December 31, 2009 was 155%. At December 31, 2009, $681 million was available under the credit facility. At December 31, 2009, no foreign borrowings were outstanding under the facility.

We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn may sell, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. In October 2009, we renewed the trade receivables purchase and sale program. The available proceeds amount that may be received under the program was reduced at that time from $250 million to $175 million at our election based on our projected financing requirements. If no event occurs which causes early termination, the 364-day program will expire on October 29, 2010. The program contains provisions restricting its availability

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. At December 31, 2009, no amounts were outstanding under the program. At December 31, 2008, $190 million was outstanding under the program and was included within “Short-term debt and current portion of long-term debt” on our Consolidated Balance Sheets. At December 31, 2008, the amount of collateralized receivables under the program was $210 million.

Historically, we have established asset-backed securitization programs whereby we sell beneficial interests in certain long-term vehicle leases and related vehicle residuals to a bankruptcy-remote special purpose entity that in turn transfers the beneficial interest to a special purpose securitization trust in exchange for cash. The securitization trust funds the cash requirement with the issuance of asset-backed securities, secured or otherwise collateralized by the beneficial interest in the long-term vehicle leases and the residual value of the vehicles. The securitization provides us with further liquidity and access to additional capital markets based on market conditions. On June 18, 2008, a special purpose bankruptcy-remote subsidiary wholly-owned by Ryder, filed a registration statement on Form S-3 with the Securities and Exchange Commission (SEC) for the registration of $600 million in asset-backed notes. The registration statement became effective on November 6, 2008 and allows us to access the public asset-backed securities market for three years, subject to market conditions. Based on current market conditions, we do not expect to utilize this program in the near term.

On February 27, 2007, Ryder filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission. The registration is for an indeterminate number of securities and is effective for three years. Under this universal shelf registration statement, we have the capacity to offer and sell from time to time various types of securities, including common stock, preferred stock and debt securities, subject to market demand and ratings status. We intend to file a new shelf registration with the SEC before the current registration statement expires.

In August 2008, we issued $300 million of unsecured medium-term notes maturing in September 2015. The proceeds from the notes were used for general corporate purposes. If the notes are downgraded following, and as a result of, a change of control, the note holder can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest. Our other outstanding unsecured U.S. notes are not subject to change of control repurchase obligations. See Note 16, “Debt,” for other issuances under this registration statement.

In September 2009, we completed a $100 million debt tender offer at a total cost of $104 million. We purchased $50 million aggregate principal amount of outstanding 5.95% medium-term notes maturing May 2011 and $50 million aggregate principal amount of outstanding 4.625% medium-term notes maturing April 2010. We recorded a pre-tax debt extinguishment charge of $4 million which included $3 million for the premium paid, and $1 million for the write-off of unamortized original debt discount and issuance costs and fees on the transaction.

At December 31, 2009, we had the following amounts available to fund operations under the aforementioned facilities:

(In millions)

Global revolving credit facility	$681
Trade receivables program	175

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The following table shows the movements in our debt balance:

	Years ended December 31
	2009	2008
	(In thousands)

Debt balance at January 1	$2,862,799	2,776,129

Cash-related changes in debt:
Net change in commercial paper borrowings	148,256	(522,312)
Proceeds from issuance of medium-term notes	—	550,000
Proceeds from issuance of other debt instruments	2,014	194,004
Retirement of medium-term notes and debentures	(276,000)	(90,000)
Other debt repaid, including capital lease obligations	(243,710)	(28,641)
Net change from discontinued operations	(9,427)	(2,478)

	(378,867)	100,573
Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	(6,290)	18,391
Addition of capital lease obligations	1,949	1,430
Changes in foreign currency exchange rates and other non-cash items	18,100	(33,724)

Total changes in debt	(365,108)	86,670

Debt balance at December 31	$2,497,691	2,862,799

In accordance with our funding philosophy, we attempt to match the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25% - 45% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total obligations (including notional value of swap agreements) was 26% at both December 31, 2009 and 2008.

Ryder’s leverage ratios and a reconciliation of on-balance sheet debt to total obligations were as follows:

	December 31,	%	December 31,	%
	2009	of Equity	2008	of Equity
	(Dollars in thousands)

On-balance sheet debt	$2,497,691	175%	$2,862,799	213%
Off-balance sheet debt — PV of minimum lease payments and guaranteed residual values under operating leases for vehicles(1)	118,828		163,039

Total obligations	$2,616,519	183%	$3,025,838	225%

(1)	Present value (PV) does not reflect payments we would be required to make if we terminated the related leases prior to the scheduled expiration dates.

On-balance sheet debt to equity consists of balance sheet debt divided by total equity. Total obligations to equity represents balance sheet debt plus the present value of minimum lease payments and guaranteed residual values under operating leases for vehicles, discounted based on our incremental borrowing rate at lease inception, all divided by total equity. Although total obligations is a non-GAAP financial measure, we believe that total obligations is useful as it provides a more complete analysis of our existing financial obligations and helps better assess our overall leverage position. The decrease in our leverage ratios in 2009 was driven by reduced funding needs to support our contractual full service lease business and our commercial rental business.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Off-Balance Sheet Arrangements

Sale and leaseback transactions.  We periodically enter into sale and leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors (e.g., regional banks, pension plans, insurance companies, etc.) and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions. In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense.

Our sale-leaseback transactions contain limited guarantees by us of the residual values of the leased vehicles (residual value guarantees) that are conditioned upon disposal of the leased vehicles prior to the end of their lease term. The amount of future payments for residual value guarantees will depend on the market for used vehicles and the condition of the vehicles at time of disposal. See Note 19, “Guarantees,” in the Notes to Consolidated Financial Statements for additional information. In May 2007, we completed a sale-leaseback transaction of revenue earning equipment with a third party and this transaction qualified for off-balance sheet operating lease treatment. Proceeds from the sale-leaseback transaction totaled $150 million. We did not enter into any sale-leaseback transactions during the years ended December 31, 2009 and 2008.

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

We cannot predict the maximum potential amount of future payments under certain of these agreements, including the indemnification agreements, due to the contingent nature of the potential obligations and the distinctive provisions that are involved in each individual agreement. Historically, no such payments made by Ryder have had a material adverse effect on our business. We believe that if a loss were incurred in any of these matters, the loss would not result in a material adverse impact on our consolidated results of operations or financial position. The total amount of maximum exposure determinable under these types of provisions at December 31, 2009 and 2008 was $11 million and $14 million, respectively, and we accrued $9 million in 2009 and $1 million in 2008, as a corresponding liability. See Note 19, “Guarantees,” in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Contractual Obligations and Commitments

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements, lease agreements and unconditional purchase obligations. The following table summarizes our expected future contractual cash obligations and commitments at December 31, 2009:

	2010	2011- 2012	2013- 2014	Thereafter	Total
	(In thousands)

Debt	$230,752	871,995	611,763	772,170	2,486,680
Capital lease obligations	1,865	3,356	3,456	2,334	11,011

Total debt, including capital leases(1)	232,617	875,351	615,219	774,504	2,497,691

Interest on debt(2)	122,191	192,125	122,864	167,551	604,731
Operating leases(3)	79,234	149,743	75,357	34,041	338,375
Purchase obligations(4)	214,829	20,100	10,997	12,674	258,600

Total contractual cash obligations	416,254	361,968	209,218	214,266	1,201,706

Insurance obligations(5)	111,144	90,779	34,568	25,698	262,189
Other long-term liabilities(6),(7),(8)	8,707	2,368	1,756	45,044	57,875

Total	$768,722	1,330,466	860,761	1,059,512	4,019,461

(1)	Net of unamortized discount.

(2)	Total debt matures at various dates through fiscal year 2025 and bears interest principally at fixed rates. Interest on variable-rate debt is calculated based on the applicable rate at December 31, 2009. Amounts are based on existing debt obligations, including capital leases, and do not consider potential refinancings of expiring debt obligations.

(3)	Represents future lease payments associated with vehicles, equipment and properties under operating leases. Amounts are based upon the general assumption that the leased asset will remain on lease for the length of time specified by the respective lease agreements. No effect has been given to renewals, cancellations, contingent rentals or future rate changes.

(4)	The majority of our purchase obligations are pay-as-you-go transactions made in the ordinary course of business. Purchase obligations include agreements to purchase goods or services that are legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed minimum or variable price provisions; and the approximate timing of the transaction. The most significant item included in the above table are purchase obligations related to vehicles. Purchase orders made in the ordinary course of business that are cancelable are excluded from the above table. Any amounts for which we are liable under purchase orders for goods received are reflected in our Consolidated Balance Sheets as “Accounts payable” and “Accrued expenses and other current liabilities.”

(5)	Insurance obligations are primarily comprised of self-insurance accruals.

(6)	Represents other long-term liability amounts reflected in our Consolidated Balance Sheets that have known payment streams. The most significant items included were asset retirement obligations and deferred compensation obligations.

(7)	The amounts exclude our estimated pension contributions. For 2010, our pension contributions, including our minimum funding requirements as set forth by ERISA and international regulatory bodies, are expected to be $17 million. Our minimum funding requirements after 2010 are dependent on several factors. However, we estimate that the undiscounted required global contributions over the next five years is approximately $337 million (pre-tax) (assuming expected long-term rate of return realized and other assumptions remain unchanged). We also have payments due under our other postretirement benefit (OPEB) plans. These plans are not required to be funded in advance, but are pay-as-you-go. See Note 24, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for further discussion.

(8)	The amounts exclude $76 million of liabilities associated with uncertain tax positions as we are unable to reasonably estimate the ultimate amount or timing of settlement. See Note 14, “Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Pension Information

Over the past few years, we have made the following amendments to our defined benefit retirement plans:

•	In July 2009, our Board of Directors approved an amendment to freeze our United Kingdom (UK) retirement plan for all participants effective March 31, 2010.

•	In July 2008, our Board of Directors approved an amendment to freeze the defined benefit portion of our Canadian retirement plan effective January 1, 2010 for current participants who do not meet certain grandfathering criteria.

•	In January 2007, our Board of Directors approved the amendment to freeze the U.S. pension plans effective December 31, 2007 for current participants who did not meet certain grandfathering criteria.

As a result of these amendments, non-grandfathered plan participants will cease accruing benefits under the plan as of the respective amendment effective date and will begin receiving an enhanced benefit under a defined contribution plan. All retirement benefits earned as of the amendment effective date will be fully preserved and will be paid in accordance with the plan and legal requirements. The freeze of the Canadian defined benefit plan created a pre-tax curtailment gain in 2008 of $4 million. There was no material impact to our financial condition and operating results from the other plan amendments in 2009 or 2007.

Due to the underfunded status of our defined benefit plans, we had an accumulated net pension equity charge (after-tax) of $412 million and $480 million at December 31, 2009 and 2008, respectively. The lower equity charge in 2009 reflects higher actual returns compared to the expected asset returns during 2009. The total asset return for our U.S. qualified pension plan (our primary plan) was 23% in 2009.

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. During 2009, total pension contributions, including our international plans, were $131 million compared with $21 million in 2008. We made voluntary pension contributions of $102 million in 2009. We estimate 2010 required pension contributions will be $17 million. After considering the 2009 contributions and asset performance, the projected present value of estimated global pension contributions that would be required over the next 5 years totals approximately $286 million (pre-tax). Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the underfunded status of the plans and affect the level of pension expense and required contributions in future years. The ultimate amount of contributions is also dependent upon the requirements of applicable laws and regulations. See Note 24, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.

We participate in twelve U.S. multi-employer pension (MEP) plans that provide defined benefits to employees covered by collective bargaining agreements. At December 31, 2009, approximately 1,100 employees (approximately 5% of total employees) participated in these MEP plans. The annual net pension cost of the MEP plans is equal to the annual contribution determined in accordance with the provisions of negotiated labor contracts. Our current MEP plan contributions total approximately $5 million. Pursuant to current U.S. pension laws, if any MEP plan fails to meet certain minimum funding thresholds, we could be required to make additional MEP plan contributions, until the respective labor agreement expires, of up to 10% of current contractual requirements. Several factors could cause MEP plans not to meet these minimum funding thresholds, including unfavorable investment performance, changes in participant demographics, and increased benefits to participants. The plan administrators and trustees of the MEP plans provide us with the annual funding notice as required by law. This notice sets forth the funded status of the plan as of the beginning of the prior year but does not provide any company-specific information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Employers participating in MEP plans can elect to withdraw from the plans, contingent upon labor union consent, and be subject to a withdrawal obligation based on, among other factors, the MEP plan’s unfunded vested benefits. U.S. pension regulations provide that an employer can fund its withdrawal obligation in a lump sum or over a time period of up to 20 years based on previous contribution rates. Based on the most recently available plan information, collectively as of January 2009, we estimate our pre-tax contingent MEP plan withdrawal obligation to be approximately $28 million. We have no current intention of taking any action that would subject us to the payment of material withdrawal obligations; however, under applicable law, in very limited circumstances, the plan trustee can impose these obligations on us.

Share Repurchase Programs and Cash Dividends

As discussed in Note 20, “Shareholders’ Equity,” in the Notes to Consolidated Financial Statements, in December 2009, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2009 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company’s various employee stock, stock option and employee stock purchase plans from December 1, 2009 through December 15, 2011. The December 2009 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2009 program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. We did not repurchase any shares under this program in 2009.

In December 2007, our Board of Directors authorized a $300 million discretionary share repurchase program over a period not to exceed two years. Additionally, our Board of Directors authorized a separate two-year anti-dilutive repurchase program. The anti-dilutive program limited aggregate share repurchases to no more than 2 million shares of Ryder common stock. Towards the end of the third quarter of 2008, we paused purchases under both programs given market conditions at that time. We resumed purchases under both programs in the fourth quarter of 2009 through the end of the programs’ two year terms. In 2009 and 2008, we repurchased and retired 2,348,909 shares and 2,615,000 shares, respectively, under the $300 million program at an aggregate cost of $100 million and $170 million, respectively. In 2009 and 2008, we repurchased and retired 377,372 shares and 1,363,436 shares, respectively, under the anti-dilutive program at an aggregate cost of $16 million and $86 million, respectively.

Cash dividend payments to shareholders of common stock were $53 million in 2009, $52 million in 2008 and $50 million in 2007. During 2009, we increased our annual dividend to $1.00 per share of common stock.

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

Exposure to market risk for changes in interest rates exists for our debt obligations. Our interest rate risk management program objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. We manage our exposure to interest rate risk primarily through the proportion of fixed-rate and variable-rate debt we hold in the total debt portfolio. From time to time, we also use interest rate swap and cap agreements to manage our fixed-rate and variable-rate exposure and to better match the repricing of debt instruments to that of our portfolio of assets. See Note 18, “Financial Instruments and Risk Management,” in the Notes to Consolidated Financial Statements for further discussion on interest rate swap agreements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

At December 31, 2009, we had $1.90 billion of fixed-rate debt outstanding (excluding capital leases) with a weighted-average interest rate of 5.2% and a fair value of $1.99 billion. A hypothetical 10% decrease or increase in the December 31, 2009 market interest rates would impact the fair value of our fixed-rate debt by approximately $20 million at December 31, 2009. Changes in the relative sensitivity of the fair value of our financial instrument portfolio for these theoretical changes in the level of interest rates are primarily driven by changes in our debt maturities, interest rate profile and amount.

At December 31, 2009, we had $591 million of variable-rate debt, including the impact of interest rate swaps, which effectively changed $250 million of fixed-rate debt instruments with an interest rate of 6.0% to LIBOR-based floating-rate debt with an interest rate of 2.90%. Changes in the fair value of the interest rate swap were offset by changes in the fair value of the debt instruments and no net gain or loss was recognized in earnings. The fair value of our interest rate swap agreement at December 31, 2009 was recorded as an asset totaling $12 million. The fair value of our variable-rate debt at December 31, 2009 was $605 million. A hypothetical 10% increase in market interest rates would have impacted 2009 pre-tax earnings from continuing operations by approximately $1 million.

Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. The majority of our transactions are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed include the Canadian dollar, British pound sterling and Mexican peso. We manage our exposure to foreign currency exchange rate risk related to our foreign operations’ buying, selling and financing in currencies other than local currencies by naturally offsetting assets and liabilities not denominated in local currencies to the extent possible. A hypothetical uniform 10% strengthening in the value of the dollar relative to all the currencies in which our transactions are denominated would result in a decrease to pre-tax earnings from continuing operations of approximately $2 million. We also use foreign currency option contracts and forward agreements from time to time to hedge foreign currency transactional exposure. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries, since we generally have no near-term intent to repatriate funds from such subsidiaries. However, we had a $78 million cross-currency swap in place to hedge our net investment in a foreign subsidiary which matured in 2007. As of December 31, 2009 the accumulated derivative net loss in “Accumulated other comprehensive loss” was $17 million, net of tax, and will be recognized in earnings upon sale or repatriation of our net investment. At December 31, 2008, we also had forward foreign currency exchange contracts with an aggregate fair value of negative $0.6 million used to hedge the variability of foreign currency equivalent cash flows.

Exposure to market risk for fluctuations in fuel prices relates to a small portion of our service contracts for which the cost of fuel is integral to service delivery and the service contract does not have a mechanism to adjust for increases in fuel prices. At December 31, 2009, we also had various fuel purchase arrangements in place to ensure delivery of fuel at market rates in the event of fuel shortages. We are exposed to fluctuations in fuel prices in these arrangements since none of the arrangements fix the price of fuel to be purchased. Increases and decreases in the price of fuel are generally passed on to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. We believe the exposure to fuel price fluctuations would not materially impact our results of operations, cash flows or financial position.

ENVIRONMENTAL MATTERS

Refer to Note 25, “Environmental Matters,” in the Notes to Consolidated Financial Statements for a discussion surrounding environmental matters.

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

Depreciation and Residual Value Guarantees.  We periodically review and adjust the residual values and useful lives of revenue earning equipment of our FMS business segment as described in Note 1, “Summary of Significant Accounting Policies — Revenue Earning Equipment, Operating Property and Equipment, and Depreciation” and “Summary of Significant Accounting Policies — Residual Value Guarantees and Deferred Gains,” in the Notes to Consolidated Financial Statements. Reductions in residual values (i.e., the price at which we ultimately expect to dispose of revenue earning equipment) or useful lives will result in an increase in depreciation expense over the life of the equipment. Based on the mix of revenue earning equipment at December 31, 2009, a 10% decrease in expected vehicle residual values would increase depreciation expense in 2010 by approximately $98 million. We review residual values and useful lives of revenue earning equipment on an annual basis or more often if deemed necessary for specific groups of our revenue earning equipment. Reviews are performed based on vehicle class, generally subcategories of trucks, tractors and trailers by weight and usage. Our annual review is established with a long-term view considering historical market price changes, current and expected future market price trends, expected life of vehicles included in the fleet and extent of alternative uses for leased vehicles (e.g., rental fleet, and SCS and DCC applications). As a result, future depreciation expense rates are subject to change based upon changes in these factors. At the end of each year, we complete our annual review of the residual values and useful lives of revenue earning equipment. Based on the results of our analysis in 2009, we will adjust the residual values of certain classes of our revenue earning equipment effective January 1, 2010. The residual value change will decrease earnings in 2010 by approximately $14 million compared with 2009. Factors that could cause actual results to materially differ from the estimated results include significant changes in the used-equipment market brought on by unforeseen changes in technology innovations and any resulting changes in the useful lives of used equipment.

We also lease vehicles under operating lease agreements. Certain of these agreements contain limited guarantees for a portion of the residual values of the equipment. Results of the reviews described above for owned equipment are also applied to equipment under operating lease. The amount of residual value guarantees expected to be paid is recognized as rent expense over the expected remaining term of the lease. At December 31, 2009, total liabilities for residual value guarantees of $4 million were included in “Accrued expenses and other current liabilities” (for those payable in less than one year) and in “Other non-current liabilities.” Based on the existing mix of vehicles under operating lease agreements at December 31, 2009, a 10% decrease in expected vehicle residual values would increase rent expense in 2010 by approximately $2 million.

Pension Plans.  We apply actuarial methods to determine the annual net periodic pension expense and pension plan liabilities on an annual basis, or on an interim basis if there is an event requiring remeasurement. Each December, we review actual experience compared with the more significant assumptions used and make adjustments to our assumptions, if warranted. In determining our annual estimate of periodic pension cost, we

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

are required to make an evaluation of critical factors such as discount rate, expected long-term rate of return, expected increase in compensation levels, retirement rate and mortality. Discount rates are based upon a duration analysis of expected benefit payments and the equivalent average yield for high quality corporate fixed income investments as of our December 31 annual measurement date. In order to provide a more accurate estimate of the discount rate relevant to our plan, we use models that match projected benefits payments of our primary U.S. plan to coupons and maturities from a hypothetical portfolio of high quality corporate bonds. Long-term rate of return assumptions are based on actuarial review of our asset allocation strategy and long-term expected asset returns. Investment management and other fees paid using plan assets are factored into the determination of asset return assumptions. In 2009, we adjusted our long-term expected rate of return assumption for our primary U.S. plan down to 7.9% from 8.4% based on the factors reviewed. The composition of our pension assets was 66% equity securities and 34% debt securities and other investments, considering the reallocation of excess cash. As part of our strategy to manage future pension costs and net funded status volatility, we regularly assess our pension investment strategy. We evaluate our mix of investments between equity and fixed income securities and may adjust the composition of our pension assets when appropriate. The rate of increase in compensation levels and retirement rates are based primarily on actual experience.

Accounting guidance applicable to pension plans does not require immediate recognition of the effects of a deviation between these assumptions and actual experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and recorded within “Accumulated other comprehensive loss.” We had a pre-tax actuarial loss of $638 million at the end of 2009 compared with a loss of $750 million at the end of 2008. The decrease in the net actuarial loss in 2009 resulted primarily from higher than expected pension asset returns. To the extent the amount of actuarial gains and losses exceed 10% of the larger of the benefit obligation or plan assets, such amount is amortized over the average remaining service life of active participants or the remaining life expectancy of inactive participants if all or almost all of a plan’s participants are inactive. The freeze of the qualified U.S. pension plan caused almost all of the plan’s participants to become inactive on January 1, 2008. Consequently, by rule, the amortization period for actuarial losses on the qualified U.S. pension plan was changed to the average remaining life expectancy of plan participants (28 years) resulting in an extended amortization period. The amount of the actuarial loss subject to amortization in 2010 and future years will be $478 million. The effect on years beyond 2010 will depend substantially upon the actual experience of our plans.

Disclosure of the significant assumptions used in arriving at the 2009 net pension expense is presented in Note 24, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements. A sensitivity analysis of projected 2010 net pension expense to changes in key underlying assumptions for our primary plan, the U.S. pension plan, is presented below.

				Effect on
			Impact on 2010 Net	December 31, 2009
	Assumed Rate	Change	Pension Expense	Projected Benefit Obligation

Expected long-term rate of return on assets	7.65%	+/− 0.25%	−/+ $2.0 million
Discount rate increase	6.20%	+ 0.25%	− $0.5 million	− $37 million
Discount rate decrease	6.20%	− 0.25%	+ $0.3 million	+ $37 million

Self-Insurance Accruals.  Self-insurance accruals were $243 million and $256 million as of December 31, 2009 and 2008, respectively. The majority of our self-insurance relates to vehicle liability and workers’ compensation. We use a variety of statistical and actuarial methods that are widely used and accepted in the insurance industry to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as frequency and severity of claims, claim development and payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

be impacted by such factors as increases in the market price for medical services, unpredictability of the size of jury awards and limitations inherent in the estimation process.

In recent years, our actual claim development has been favorable compared with historical selected loss development factors because of improved safety performance, payment patterns and settlement patterns. During 2009, 2008, and 2007, we recorded a benefit of $1 million, $23 million, and $24 million, respectively, to reduce estimated prior years’ self-insured loss reserves. Based on self-insurance accruals at December 31, 2009, a 5% adverse change in actuarial claim loss estimates would increase operating expense in 2010 by approximately $11 million.

Goodwill Impairment.  We assess goodwill for impairment, as described in Note 1, “Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements, on an annual basis or more often if deemed necessary. At December 31, 2009, goodwill totaled $216 million. To determine whether goodwill impairment indicators exist, we are required to assess the fair value of the reporting unit and compare it to the carrying value. A reporting unit is a component of an operating segment for which discrete financial information is available and management regularly reviews its operating performance.

Our valuation of fair value for each reporting unit is determined based on an average of discounted future cash flow models that use ten years of projected cash flows and various terminal values based on multiples, book value or growth assumptions. We considered the current trading multiples for comparable publicly-traded companies and the historical pricing multiples for comparable merger and acquisition transactions that have occurred in our industry. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. Our discount rates reflect a weighted average cost of capital based on our industry and capital structure adjusted for equity risk premiums and size risk premiums based on market capitalization. Estimates of future cash flows are dependent on our knowledge and experience about past and current events and assumptions about conditions we expect to exist, including long-term growth rates, capital requirements and useful lives. Our estimates of cash flows are also based on historical and future operating performance, economic conditions and actions we expect to take. In addition to these factors, our SCS reporting units are dependent on several key customers or industry sectors. The loss of a key customer may have a significant impact to one of our SCS reporting units, causing us to assess whether or not the event resulted in a goodwill impairment loss. While we believe our estimates of future cash flows are reasonable, there can be no assurance that deterioration in economic conditions, customer relationships or adverse changes to expectations of future performance will not occur, resulting in a goodwill impairment loss. Our annual impairment test performed as of April 1, 2009 did not result in any impairment of goodwill. The excess of fair value over carrying value for each of our reporting units as of April 1, 2009, our annual testing date, ranged from approximately $4 million to approximately $315 million. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 5% decrease to the fair values of each reporting unit. This hypothetical 5% decrease would result in excess fair value over carrying value ranging from approximately $3 million to approximately $214 million for each of our reporting units.

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

In transportation management arrangements where we act as principal, revenue is reported on a gross basis for subcontracted transportation billed to our customers. From time to time, the terms and conditions of our transportation management arrangements may change, which could require a change in revenue recognition from a gross basis to a net basis or vice versa. Our non-GAAP measure of operating revenue would not be impacted from this change in revenue reporting. Effective January 1, 2008, our contractual relationship for certain transportation management services changed, and we determined, after a formal review of the terms and conditions of the services, that we were acting as an agent in the arrangement. As a result, total revenue and subcontracted transportation expense decreased in 2008 due to the reporting of revenue net of subcontracted transportation expense. During 2007, revenue associated with this portion of the contract was $640 million.

Income Taxes.  Our overall tax position is complex and requires careful analysis by management to estimate the expected realization of income tax assets and liabilities.

Tax regulations require items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements is different than that reported in the tax return. Some of these differences are permanent, such as expenses that are not deductible on the tax return, and some are timing differences, such as depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years for which we have already recorded the tax benefit in the financial statements. Deferred tax assets amounted to $320 million and $405 million at December 31, 2009 and 2008, respectively. We record a valuation allowance for deferred tax assets to reduce such assets to amounts expected to be realized. At December 31, 2009 and 2008, the deferred tax valuation allowance, principally attributed to foreign tax loss carryforwards in the SCS business segment, was $37 million and $35 million, respectively. In determining the required level of valuation allowance, we consider whether it is more likely than not that all or some portion of deferred tax assets will not be realized. This assessment is based on management’s expectations as to whether sufficient taxable income of an appropriate character will be realized within tax carryback and carryforward periods. Our assessment involves estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates. Should we change our estimate of the amount of deferred tax assets that we would be able to realize, an adjustment to the valuation allowance would result in an increase or decrease to the provision for income taxes in the period such a change in estimate was made.

We are subject to tax audits in numerous jurisdictions in the U.S. and around the world. Tax audits by their very nature are often complex and can require several years to complete. In the normal course of business, we are subject to challenges from the Internal Revenue Service (IRS) and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. As part of our calculation of the provision for income taxes on earnings, we determine whether the benefits of our tax positions are at least more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we accrue the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements. Such accruals require management to make estimates and judgments with respect to the ultimate outcome of a tax audit. Actual results could vary materially from these estimates. See Note 14, “Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion of the status of tax audits and uncertain tax positions.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1, “Summary of Significant Accounting Policies — Recent Accounting Pronouncements,” in the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

NON-GAAP FINANCIAL MEASURES

This Annual Report on Form 10-K includes information extracted from consolidated financial information but not required by generally accepted accounting principles (GAAP) to be presented in the financial statements. Certain of this information are considered “non-GAAP financial measures” as defined by SEC rules. Specifically, we refer to adjusted return on average capital, operating revenue, salaries and employee-related costs as a percentage of operating revenue, FMS operating revenue, FMS NBT as a % of operating revenue, SCS operating revenue, SCS NBT as a % of operating revenue, DCC operating revenue, DCC NBT as a % of operating revenue, total cash generated, free cash flow, total obligations, total obligations to equity, and comparable earnings from continuing operations and comparable earnings per diluted common share from continuing operations. We believe that the comparable earnings from continuing operations and comparable earnings per diluted common share from continuing operations measures provide useful information to investors because they exclude significant items that are unrelated to our ongoing business operations. As required by SEC rules, we provide a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure and an explanation why management believes that presentation of the non-GAAP financial measure provides useful information to investors. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP.

The following table provides a numerical reconciliation of earnings from continuing operations before income taxes to comparable earnings from continuing operations before income taxes for the years ended December 31, 2007, 2006 and 2005 which was not provided within the MD&A discussion:

	Years ended December 31
	2007	2006	2005
	(In thousands)

Earnings from continuing operations before income taxes	$402,204	390,275	357,377
Net restructuring charges	9,290	—	—
Pension accounting charge	—	5,872	—
Gain on sale of property	(10,110)	—	—

Comparable earnings from continuing operations before income taxes	$401,384	396,147	357,377

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The following table provides a numerical reconciliation of earnings from continuing operations and earnings per diluted common share from continuing operations to comparable earnings from continuing operations and comparable earnings per diluted common share from continuing operations for the years ended December 31, 2007, 2006 and 2005 which was not provided within the MD&A discussion:

	Years ended December 31
	2007	2006	2005
	(In thousands)

Earnings from continuing operations	$251,779	246,694	228,768
Net restructuring charges	5,935	—	—
Tax law changes	(3,333)	(6,796)	(7,627)
Pension accounting charge	—	3,720	—
Gain on sale of property	(6,154)	—	—

Comparable earnings from continuing operations	$248,227	243,618	221,141

Earnings per diluted common share from continuing operations	$4.19	3.99	3.53
Net restructuring charges	0.10	—	—
Tax law changes	(0.06)	(0.11)	(0.12)
Pension accounting charge	—	0.06	—
Gain on sale of property	(0.10)	—	—

Comparable earnings per diluted common share from continuing operations	$4.13	3.94	3.41

The following table provides a numerical reconciliation of total revenue to operating revenue for the years ended December 31, 2009, 2008 and 2007 which was not provided within the MD&A discussion:

	Years ended December 31
	2009	2008	2007
	(In thousands)

Total revenue	$4,887,254	5,999,041	6,363,130
FMS fuel services and SCS/DCC subcontracted transportation revenue	(948,963)	(1,648,434)	(2,052,340)
Fuel eliminations	124,221	239,473	204,290

Operating revenue	$4,062,512	4,590,080	4,515,080

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The following table provides a numerical reconciliation of return on average shareholders’ equity to adjusted return on average capital for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 which was not provided within the MD&A discussion:

	Years ended December 31
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Net earnings [A]	$61,945	199,881	253,861	248,959	226,929
Cumulative effect of change in accounting principle	—	—	—	—	2,440
Restructuring and other charges (recoveries), net and other items(1)	29,943	70,447	1,467	—	(1,741)
Income taxes	53,737	150,075	151,603	144,014	129,460

Adjusted net earnings before income taxes	145,625	420,403	406,931	392,973	357,088
Adjusted interest expense(2)	149,968	164,975	169,060	146,565	127,072
Adjusted income taxes(3)	(121,758)	(230,456)	(219,971)	(207,183)	(185,917)

Adjusted net earnings [B]	$173,835	354,922	356,020	332,355	298,243

Average total debt	$2,691,569	2,881,931	2,847,692	2,480,314	2,147,836
Average off-balance sheet debt	141,629	170,694	150,124	98,767	147,855

Average obligations [C]	2,833,198	3,052,625	2,997,816	2,579,081	2,295,691

Average shareholders’ equity [D]	1,395,629	1,778,489	1,790,814	1,610,328	1,554,718
Average adjustments to shareholders’ equity(4)	15,645	9,608	855	(5,114)	(4,680)

Average adjusted shareholders’ equity [E]	1,411,274	1,788,097	1,791,669	1,605,214	1,550,038

Average adjusted capital	$4,244,473	4,840,722	4,789,485	4,184,295	3,845,729

Return on average shareholders’ equity (%) [A/D]	4.4	11.2	14.2	15.5	14.6

Adjusted return on average capital (%) [B]/[C+E]	4.1	7.3	7.4	7.9	7.8

(1)	For 2009 and 2008, see Note 4, “Discontinued operations,” Note 5, “Restructuring and Other Charges” and Note 26, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements; 2007 includes restructuring and other charges (recoveries) of $11 million in the second half of 2007 and a gain of $10 million related to the sale of property in the third quarter. Restructuring and other charges (recoveries), net and other items not presented in this reconciliation were not significant in the respective periods.

(2)	Includes interest on off-balance sheet vehicle obligations.

(3)	Calculated by excluding taxes related to restructuring and other charges (recoveries), net and other items, impacts of tax law changes or reserve reversals and interest expense.

(4)	Represents comparable earnings adjustments for respective periods.

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

•	the status of our unrecognized tax benefits for 2009 related to the U.S. federal, state and foreign tax positions and the impact of recent state tax law changes;

•	our expectations as to anticipated revenue and earnings trends and future economic conditions specifically, earnings per share, operating revenue, used vehicle sales results, contract revenue declines, non-renewal of automotive contracts, commercial rental growth and freight volume projections;

•	the economic and business impact of our strategy to continue supply chain operations in the U.S., Canada, Mexico and Asia markets, discontinue supply chain operations in South America and Europe and carry out workforce reductions;

•	the anticipated pre-tax cost annual savings from our global cost savings initiatives;

•	our ability to successfully achieve the operational goals that are the basis of our business strategies, including offering competitive pricing and value-added differentiation, diversifying our customer base, optimizing asset utilization, leveraging the expertise of our various business segments, serving our customers’ global needs and expanding our support services;

•	impact of losses from conditional obligations arising from guarantees;

•	number of NLE vehicles in inventory, and the size of our commercial rental fleet, for the remainder of the year;

•	estimates of free cash flow and capital expenditures for 2010;

•	the adequacy of our accounting estimates and reserves for pension expense, depreciation and residual value guarantees, self-insurance reserves, goodwill impairment, accounting changes and income taxes;

•	our ability to fund all of our operations for the foreseeable future through internally generated funds and outside funding sources;

•	our expected level of use of outside funding sources;

•	the anticipated impact of fuel price fluctuations;

•	our expectations as to future pension expense and contributions, the impact of pension legislation, as well as the effect of the freeze of our pension plans on our benefit funding requirements;

•	our expectations relating to withdrawal liability and funding levels of multi-employer plans;

•	the anticipated deferral of tax gains on disposal of eligible revenue earning equipment pursuant to our vehicle like-kind exchange program;

•	our expectations regarding the completion and ultimate outcome of certain tax audits;

•	the anticipated effects of our decision to resume our share repurchase program;

•	the ultimate disposition of legal proceedings and estimated environmental liabilities;

•	our expectations relating to compliance with new regulatory requirements; and

•	our expectations regarding the effect of the adoption of recent accounting pronouncements.

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

The information required by ITEM 7A is included in ITEM 7 (page 50) of PART II of this report.

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

Management assessed the effectiveness of Ryder’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework.” Based on our assessment and those criteria, management determined that Ryder maintained effective internal control over financial reporting as of December 31, 2009.

Ryder’s independent registered certified public accounting firm has audited the effectiveness of Ryder’s internal control over financial reporting. Their report appears on page 63.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
RYDER SYSTEM, INC.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of Ryder System, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, in 2007 the Company changed its method of accounting for uncertainty in income taxes.

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

/s/ PricewaterhouseCoopers LLP

February 12, 2010
Miami, Florida

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended December 31
	2009	2008	2007
	(In thousands, except per share amounts)

Revenue	$4,887,254	5,999,041	6,363,130

Operating expense (exclusive of items shown separately)	2,229,539	2,959,518	2,739,952
Salaries and employee-related costs	1,233,243	1,345,216	1,348,212
Subcontracted transportation	198,860	233,106	868,437
Depreciation expense	881,216	836,149	810,544
Gains on vehicle sales, net	(12,292)	(39,020)	(44,090)
Equipment rental	65,828	78,292	86,415
Interest expense	144,342	152,448	155,970
Miscellaneous (income) expense, net	(3,657)	2,564	(15,309)
Restructuring and other charges, net	6,406	21,480	10,795

	4,743,485	5,589,753	5,960,926

Earnings from continuing operations before income taxes	143,769	409,288	402,204
Provision for income taxes	53,652	151,709	150,425

Earnings from continuing operations	90,117	257,579	251,779
(Loss) earnings from discontinued operations, net of tax	(28,172)	(57,698)	2,082

Net earnings	$61,945	199,881	253,861

Earnings (loss) per common share — Basic
Continuing operations	$1.62	4.54	4.22
Discontinued operations	(0.51)	(1.02)	0.03

Net earnings	$1.11	3.52	4.25

Earnings (loss) per common share — Diluted
Continuing operations	$1.62	4.51	4.19
Discontinued operations	(0.51)	(1.01)	0.03

Net earnings	$1.11	3.50	4.22

See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2009	2008
	(Dollars in thousands, except per share amount)

Assets:
Current assets:
Cash and cash equivalents	$98,525	120,305
Receivables, net	598,661	635,376
Inventories	50,146	48,324
Prepaid expenses and other current assets	133,041	153,576

Total current assets	880,373	957,581
Revenue earning equipment, net of accumulated depreciation of $3,013,179 and $2,749,654, respectively	4,178,659	4,565,224
Operating property and equipment, net of accumulated depreciation of $855,657 and $842,427, respectively	543,910	546,816
Goodwill	216,444	198,253
Intangible assets	39,120	36,705
Direct financing leases and other assets	401,324	384,929

Total assets	$6,259,830	6,689,508

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$232,617	384,262
Accounts payable	262,712	295,083
Accrued expenses and other current liabilities	354,945	431,820

Total current liabilities	850,274	1,111,165
Long-term debt	2,265,074	2,478,537
Other non-current liabilities	681,613	837,280
Deferred income taxes	1,035,874	917,365

Total liabilities	4,832,835	5,344,347

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, December 31, 2009 or 2008	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, 2009 — 53,419,721; 2008 — 55,658,059	26,710	27,829
Additional paid-in capital	743,026	756,190
Retained earnings	1,036,178	1,105,369
Accumulated other comprehensive loss	(378,919)	(544,227)

Total shareholders’ equity	1,426,995	1,345,161

Total liabilities and shareholders’ equity	$6,259,830	6,689,508

See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31
	2009	2008	2007
	(In thousands)

Cash flows from operating activities of continuing operations:
Net earnings	$61,945	199,881	253,861
Less: (Loss) earnings from discontinued operations, net of tax	(28,172)	(57,698)	2,082

Earnings from continuing operations	90,117	257,579	251,779
Depreciation expense	881,216	836,149	810,544
Gains on vehicle sales, net	(12,292)	(39,020)	(44,090)
Goodwill impairment	—	10,322	—
Share-based compensation expense	16,404	17,076	16,754
Amortization expense and other non-cash charges, net	41,301	14,941	14,995
Deferred income tax expense	92,683	128,800	64,198
Tax (charge) benefits from share-based compensation	(425)	1,151	1,458
Changes in operating assets and liabilities, net of acquisitions:
Receivables	19,478	173,872	63,494
Inventories	(1,087)	10,497	1,409
Prepaid expenses and other assets	(11,583)	(33,360)	5,319
Accounts payable	15,570	(109,143)	(19,043)
Accrued expenses and other non-current liabilities	(146,426)	(20,695)	(70,258)

Net cash provided by operating activities of continuing operations	984,956	1,248,169	1,096,559

Cash flows from financing activities of continuing operations:
Net change in commercial paper borrowings	148,256	(522,312)	(159,771)
Debt proceeds	2,014	744,004	506,105
Debt repaid, including capital lease obligations	(519,710)	(118,641)	(435,399)
Dividends on common stock	(53,334)	(52,238)	(50,152)
Common stock issued	7,442	54,713	42,340
Common stock repurchased	(116,281)	(256,132)	(209,018)
Excess tax benefits from share-based compensation	775	6,471	3,377
Debt issuance costs	(11,178)	(4,017)	(2,082)

Net cash used in financing activities of continuing operations	(542,016)	(148,152)	(304,600)

Cash flows from investing activities of continuing operations:
Purchases of property and revenue earning equipment	(651,953)	(1,230,401)	(1,304,033)
Sales of revenue earning equipment	211,002	257,679	354,736
Sales of operating property and equipment	4,634	3,727	18,725
Sale and leaseback of revenue earning equipment	—	—	150,348
Acquisitions	(88,873)	(246,993)	(75,226)
Collections on direct finance leases	65,242	61,096	62,346
Changes in restricted cash	11,129	51,029	(19,686)
Other, net	209	395	1,588

Net cash used in investing activities of continuing operations	(448,610)	(1,103,468)	(811,202)

Effect of exchange rate changes on cash	1,794	1,408	6,734

Decrease in cash and cash equivalents from continuing operations	(3,876)	(2,043)	(12,509)

Cash flows from discontinued operations:
Operating cash flows	(25,737)	7,362	6,380
Financing cash flows	(9,427)	(2,478)	5,397
Investing cash flows	16,669	678	(12,017)
Effect of exchange rate changes on cash	591	327	569

(Decrease) increase in cash and cash equivalents from discontinued operations	(17,904)	5,889	329

(Decrease) increase in cash and cash equivalents	(21,780)	3,846	(12,180)
Cash and cash equivalents at January 1	120,305	116,459	128,639

Cash and cash equivalents at December 31	$98,525	120,305	116,459

See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
	Preferred			Additional		Other
	Stock	Common Stock		Paid-In	Retained	Comprehensive
	Amount	Shares	Par	Capital	Earnings	Loss	Total
	(Dollars in thousands, except per share amounts)

Balance at January 1, 2007	$—	60,721,528	$30,220	713,264	1,123,789	(146,494)	1,720,779

Components of comprehensive income:
Net earnings	—	—	—	—	253,861	—	253,861
Foreign currency translation adjustments	—	—	—	—	—	62,051	62,051
Unrealized loss related to derivatives	—	—	—	—	—	(52)	(52)
Amortization of pension and postretirement items, net of tax of $(5,808)	—	—	—	—	—	11,269	11,269
Pension curtailment gain, net of tax of $(5,971)	—	—	—	—	—	10,510	10,510
Change in net actuarial loss, net of tax of $(14,137)	—	—	—	—	—	31,839	31,839

Total comprehensive income							369,478
Common stock dividends paid — $0.84 per share	—	—	—	—	(50,152)	—	(50,152)
Common stock issued under employee stock option and stock purchase plans(1)	—	1,202,169	604	41,690	—	—	42,294
Benefit plan stock sales(2)	—	364	—	46	—	—	46
Common stock repurchases	—	(3,882,498)	(1,941)	(47,138)	(159,939)	—	(209,018)
Share-based compensation	—	—	—	16,754	—	—	16,754
Tax benefits from share-based compensation	—	—	—	4,835	—	—	4,835
Adoption of accounting guidance for uncertain tax positions(3)	—	—	—	—	(7,427)	—	(7,427)

Balance at December 31, 2007	—	58,041,563	28,883	729,451	1,160,132	(30,877)	1,887,589

Components of comprehensive income:
Net earnings	—	—	—	—	199,881	—	199,881
Foreign currency translation adjustments	—	—	—	—	—	(180,819)	(180,819)
Net unrealized loss related to derivatives	—	—	—	—	—	(119)	(119)
Amortization of pension and postretirement items, net of tax of $(1,344)	—	—	—	—	—	2,564	2,564
Pension curtailment loss, net of tax of $634	—	—	—	—	—	(1,287)	(1,287)
Change in net actuarial loss, net of tax of $188,654	—	—	—	—	—	(333,689)	(333,689)

Total comprehensive loss							(313,469)
Common stock dividends paid — $0.92 per share	—	—	—	—	(52,238)	—	(52,238)
Common stock issued under employee stock option and stock purchase plans(1)	—	1,593,073	934	53,496	—	—	54,430
Benefit plan stock sales(2)	—	1,859	1	282	—	—	283
Common stock repurchases	—	(3,978,436)	(1,989)	(51,737)	(202,406)	—	(256,132)
Share-based compensation	—	—	—	17,076	—	—	17,076
Tax benefits from share-based compensation	—	—	—	7,622	—	—	7,622

Balance at December 31, 2008	—	55,658,059	27,829	756,190	1,105,369	(544,227)	1,345,161

Components of comprehensive income:
Net earnings	—	—	—	—	61,945	—	61,945
Foreign currency translation adjustments	—	—	—	—	—	96,899	96,899
Net unrealized gain related to derivatives	—	—	—	—	—	149	149
Amortization of pension and postretirement items, net of tax of $(7,930)	—	—	—	—	—	14,287	14,287
Pension curtailment loss, net of tax of $4,689	—	—	—	—	—	(12,058)	(12,058)
Change in net actuarial loss, net of tax of $(38,906)	—	—	—	—	—	66,031	66,031

Total comprehensive income							227,253
Common stock dividends paid — $0.96 per share	—	—	—	—	(53,334)	—	(53,334)
Common stock issued under employee stock option and stock purchase plans(1)	—	483,270	242	6,906	—	—	7,148
Benefit plan stock sales(2)	—	4,673	2	292	—	—	294
Common stock repurchases	—	(2,726,281)	(1,363)	(37,116)	(77,802)	—	(116,281)
Share-based compensation	—	—	—	16,404	—	—	16,404
Tax benefits from share-based compensation	—	—	—	350	—	—	350

Balance at December 31, 2009	$—	53,419,721	$26,710	743,026	1,036,178	(378,919)	1,426,995

(1)	Net of common shares delivered as payment for the exercise price or to satisfy the holders’ withholding tax liability upon exercise of options.

(2)	Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plans.

(3)	See Note 2, “Accounting Changes,” in the Notes to Consolidated Financial Statements for additional information related to the adoption of accounting guidance on uncertain tax positions.

See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder has a controlling voting interest (“subsidiaries”) and variable interest entities (“VIEs”) where Ryder is determined to be the primary beneficiary. Ryder is deemed to be the primary beneficiary if we bear a majority of the risk to the entities’ potential losses or stand to gain from a majority of the entities’ expected returns. All significant intercompany accounts and transactions between consolidated companies have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current period presentation. In connection with preparation of the consolidated financial statements, we evaluated subsequent events after the balance sheet date of December 31, 2009 through the date of issuance, February 12, 2010.

In December of 2008, we announced strategic initiatives to improve our competitive advantage and drive long-term profitable growth. As part of these initiatives, we decided to discontinue Supply Chain Solutions (SCS) operations in South America and Europe. In the second half of 2009, we ceased service operations in South America and Europe. Accordingly, results of these operations, financial position and cash flows are separately reported as discontinued operations for all periods presented either in the Consolidated Financial Statements or notes thereto.

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

Cash Equivalents

Cash equivalents represent cash in excess of current operating requirements invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and are stated at cost.

Restricted Cash

Restricted cash primarily consists of cash proceeds from the sale of eligible vehicles or operating property set aside for the acquisition of replacement vehicles or operating property under our like-kind exchange tax programs. See Note 14, “Income Taxes,” for a complete discussion of the vehicle like-kind exchange tax program. We classify restricted cash within “Prepaid expenses and other current assets” if the restriction is expected to expire in the twelve months following the balance sheet date or within “Direct financing leases and other assets” if the restriction is expected to expire more than twelve months after the balance sheet date. The changes in restricted cash balances are reflected as an investing activity in our Consolidated Statements of Cash Flows as they relate to the sales and purchases of revenue earning equipment and operating property and equipment.

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

Revenue is recorded on a gross basis, without deducting third-party services costs, when we are acting as a principal with substantial risks and rewards of ownership. Revenue is recorded on a net basis, after deducting third-party services costs, when we are acting as an agent without substantial risks and rewards of ownership. Sales tax collected from customers and remitted to the applicable taxing authorities is accounted for on a net basis, with no impact on revenue.

In addition to the aforementioned general policy, the following are the specific revenue recognition policies for our reportable business segments by major revenue arrangement:

Fleet Management Solutions (FMS)

Our full service lease arrangements include lease deliverables such as the lease of a vehicle and the executory agreement for the maintenance, insurance and taxes of the leased equipment during the lease term and non-lease deliverables. Arrangement consideration is allocated between lease deliverables and non-lease deliverables based on management’s best estimate of the relative fair value of each deliverable. The arrangement consideration allocated to lease deliverables is accounted for pursuant to accounting guidance on leases. Our full service lease arrangements provide for a fixed charge billing and a variable charge billing based on mileage or time usage. Fixed charges are typically billed at the beginning of the month for the services to be provided that month. Variable charges are typically billed a month in arrears. Costs associated with the activities performed under our full service leasing arrangements are primarily comprised of labor, parts, outside work, depreciation, interest, licenses, insurance, operating taxes and vehicle rent. These costs are expensed as incurred except for depreciation. Refer to “Summary of Significant Accounting Policies — Revenue Earning Equipment, Operating Property and Equipment, and Depreciation” for information regarding our depreciation policies.

Revenue from lease and rental agreements is driven by the classification of the arrangement typically as either an operating or direct finance lease (DFL).

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Supply Chain Solutions (SCS) and Dedicated Contract Carriage (DCC)

Revenue from service contracts is recognized as services are rendered in accordance with contract terms, which typically include discrete billing rates for the services. In transportation management arrangements where we act as principal, revenue is reported on a gross basis, without deducting third-party purchased transportation costs. To the extent that we are acting as an agent in the arrangement, revenue is reported on a net basis, after deducting purchased transportation costs. Effective January 1, 2008, our contractual relationship for certain transportation management services changed, and we determined, after a formal review of the terms and conditions of the services, that we were acting as an agent in the arrangement. As a result, the amount of total revenue and subcontracted transportation expense decreased due to the reporting of revenue net of subcontracted transportation expense. During 2007, revenue associated with this portion of the contract was $640 million.

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

Revenue Earning Equipment, Operating Property and Equipment, and Depreciation

Revenue earning equipment, comprised of vehicles and operating property and equipment are initially recorded at cost inclusive of vendor rebates. Revenue earning equipment and operating property and equipment under capital lease are initially recorded at the lower of the present value of minimum lease payments or fair value. Vehicle repairs and maintenance that extend the life or increase the value of a vehicle are capitalized, whereas ordinary maintenance and repairs are expensed as incurred. The cost of vehicle replacement tires and tire repairs are expensed as incurred. Direct costs incurred in connection with developing or obtaining internal-use software are capitalized. Costs incurred during the preliminary software development project stage, as well as maintenance and training costs, are expensed as incurred.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Leasehold improvements are depreciated over the shorter of their estimated useful lives or the term of the related lease, which may include one or more option renewal periods where failure to exercise such options would result in an economic penalty in such amount that renewal appears, at the inception of the lease, to be reasonably assured. If a substantial additional investment is made in a leased property during the term of the lease, we re-evaluate the lease term to determine whether the investment, together with any penalties related to non-renewal, would constitute an economic penalty in such amount that renewal appears to be reasonably assured.

Provision for depreciation is computed using the straight-line method on all depreciable assets. We periodically review and adjust, as appropriate, the residual values and useful lives of revenue earning equipment. Our review of the residual values and useful lives of revenue earning equipment, is established with a long-term view considering historical market price changes, current and expected future market price trends, expected life of vehicles and extent of alternative uses. Factors that could cause actual results to materially differ from estimates include but are not limited to unforeseen changes in technology innovations.

We routinely dispose of used revenue earning equipment as part of our FMS business. Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (tractors, trucks, and trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. Fair value is determined based upon recent market prices obtained from our own sales experience for sales of each class of similar assets and vehicle condition. Reductions in the carrying values of vehicles held for sale are recorded within “Depreciation expense” in the Consolidated Statements of Earnings. While we believe our estimates of residual values and fair values of revenue earning equipment are reasonable, changes to our estimates of values may occur due to changes in the market for used vehicles, the condition of the vehicles, and inherent limitations in the estimation process.

Gains and losses on sales of operating property and equipment are reflected in “Miscellaneous (income) expense, net.”

Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite useful lives are not amortized, but rather, are tested for impairment at least annually (April 1st). In addition to the annual goodwill impairment test, an interim test for goodwill impairment is completed when an event or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of each of our reporting units with its carrying amount. If a reporting unit’s carrying amount exceeds its fair value, the second step is performed. The second step involves a comparison of the implied fair value and carrying value of that reporting unit’s goodwill. To the extent that a reporting unit’s carrying amount exceeds the implied fair value of its goodwill, an impairment loss is recognized. Identifiable intangible assets not subject to amortization are assessed for impairment by comparing the fair value of the intangible asset to its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds fair value.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Contract Incentives

Payments made to or on behalf of a lessee or customer upon entering into a lease of our revenue earning equipment or contract are deferred and recognized on a straight-line basis as a reduction of revenue over the contract term. Amounts to be amortized in the next year have been classified as “Prepaid expenses and other current assets” with the remainder included in “Direct financing leases and other assets.”

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

We also maintain additional insurance at certain amounts in excess of our respective underlying retention. Amounts recoverable from insurance companies are not offset against the related accrual as our insurance policies do not extinguish or provide legal release from the obligation to make payments related to such risk-related losses. Amounts expected to be received within the next year from insurance companies have been included within “Receivables, net” with the remainder included in “Direct financing leases and other assets” and are recognized only when realization of the claim for recovery is considered probable. The accrual for the related claim has been classified within “Accrued expenses and other current liabilities” if it is estimated to be paid within the next year, otherwise it has been classified in “Other non-current liabilities.”

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Residual Value Guarantees and Deferred Gains

We periodically enter into agreements for the sale and operating leaseback of revenue earning equipment. These leases contain purchase and (or) renewal options as well as limited guarantees of the lessor’s residual value (“residual value guarantees”). We review the residual values of revenue earning equipment that we lease from third parties and our exposures under residual value guarantees. The review is conducted in a manner similar to that used to analyze residual values and fair values of owned revenue earning equipment. The residual value guarantees are conditioned on termination of the lease prior to its contractual lease term. The amount of residual value guarantees expected to be paid is recognized as rent expense over the expected remaining term of the lease. Adjustments in the estimate of residual value guarantees are recognized prospectively over the expected remaining lease term. While we believe that the amounts are adequate, changes to our estimates of residual value guarantees may occur due to changes in the market for used vehicles, the condition of the vehicles at the end of the lease and inherent limitations in the estimation process. See Note 19, “Guarantees,” for additional information.

Gains on the sale and operating leaseback of revenue earning equipment are deferred and amortized on a straight-line basis over the term of the lease as a reduction of rent expense.

Income Taxes

Our provision for income taxes is based on reported earnings before income taxes. Deferred taxes are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using tax rates in effect for the years in which the differences are expected to reverse. The effects of changes in tax laws on deferred tax balances are recognized in the period the new legislation is enacted. Valuation allowances are recognized to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income. We calculate our current and deferred tax position based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed returns are recorded when identified.

We are subject to tax audits in numerous jurisdictions in the U.S. and around the world. Tax audits by their very nature are often complex and can require several years to complete. In the normal course of business, we are subject to challenges from the IRS and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. We determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are at least more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements. For all other tax positions, we do not recognize any portion of the benefit in our consolidated financial statements. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made.

Interest and penalties related to income tax exposures are recognized as incurred and included in “Provision for income taxes” in our Consolidated Statements of Earnings. Accruals for income tax exposures, including penalties and interest, expected to be settled within the next year are included in “Accrued expenses and other current liabilities” with the remainder included in “Other non-current liabilities” in our Consolidated Balance Sheets. The federal benefit from state income tax exposures is included in “Deferred income taxes” in our Consolidated Balance Sheets.

Severance and Contract Termination Costs

We recognize liabilities for severance and contract termination costs based upon the nature of the cost to be incurred. For involuntary separation plans that are completed within the guidelines of our written

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

involuntary separation plan, we record the liability when it is probable and reasonably estimable. For one-time termination benefits, such as additional severance pay or benefit payouts, and other exit costs, such as contract termination costs, the liability is measured and recognized initially at fair value in the period in which the liability is incurred, with subsequent changes to the liability recognized as adjustments in the period of change. Severance related to position eliminations that are part of a restructuring plan are recorded within “Restructuring and other charges, net” in the Consolidated Statements of Earnings, otherwise severance is recorded within “Salaries and employee-related costs” in the Consolidated Statements of Earnings.

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

Asset Retirement Obligations

Asset retirement obligations (ARO) are legal obligations associated with the retirement of long-lived assets. Our ARO’s are associated with underground tanks, tires and leasehold improvements. These liabilities are initially recorded at fair value and the related asset retirement costs are capitalized by increasing the carrying amount of the related assets by the same amount as the liability. Asset retirement costs are subsequently depreciated over the useful lives of the related assets. Subsequent to initial recognition, we record period-to-period changes in the ARO liability resulting from the passage of time within “Interest expense” in the Consolidated Statements of Earnings and revisions to either the timing or the amount of the original expected cash flows to the related assets.

Derivative Instruments and Hedging Activities

We use financial instruments, including forward exchange contracts, futures, swaps and cap agreements to manage our exposures to movements in interest rates and foreign currency exchange rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk or cost to us. We do not enter into derivative financial instruments for trading purposes. We limit our risk that counterparties to the derivative contracts will default and not make payments by entering into derivative contracts only with counterparties comprised of large banks and financial institutions (primarily J.P. Morgan) that meet established credit criteria. We do not expect to incur any losses as a result of counterparty default.

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

Net Investment Hedge.  A hedge of a net investment in a foreign operation is considered a net investment hedge. The effective portion of the change in the fair value of the derivative used as a net investment hedge of a foreign operation is recorded in the currency translation adjustment account within “Accumulated other comprehensive loss.” The ineffective portion, if any, on the hedged item that is attributable to the hedged risk is recorded in earnings and reported in “Miscellaneous (income) expense, net” in the Consolidated Statements of Earnings.

Foreign Currency Translation

Our foreign operations generally use the local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. If exchangeability between the functional currency and the U.S. dollar is temporarily lacking at the balance sheet date, the first subsequent rate at which exchanges can be made is used to translate assets and liabilities. Income statement items are translated at the average exchange rates for the year. The impact of currency fluctuations is recorded in “Accumulated other comprehensive loss” as a currency translation adjustment. Upon sale or upon complete or substantially complete liquidation of an investment in a foreign operation, the currency translation adjustment attributable to that operation is removed from accumulated other comprehensive loss and is reported as part of the gain or loss on sale or liquidation of the investment for the period during which the sale or liquidation occurs. Gains and losses resulting from foreign currency transactions are recorded in “Miscellaneous (income) expense, net” in the Consolidated Statements of Earnings.

Share-Based Compensation

The fair value of stock option awards granted after January 1, 2006 and nonvested stock awards, is expensed on a straight-line basis over the vesting period of the awards. The fair value of stock option awards granted prior to January 1, 2006 is expensed based on their graded vesting schedule. Share-based compensation expense is generally reported in “Salaries and employee-related costs” in our Consolidated Statements of Earnings. Cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (windfall tax benefits) are classified as financing cash flows. Tax benefits resulting from tax deductions in excess of share-based compensation expense recognized are credited to additional paid-in capital in the Consolidated Balance Sheets. Realized tax shortfalls are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. We have applied the long-form method for determining the pool of windfall tax benefits and had a pool of windfall tax benefits for all periods presented.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Defined Benefit Pension and Postretirement Benefit Plans

The funded status of our defined benefit pension plans and postretirement benefit plans are recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the “measurement date.” The fair value of plan assets represents the current market value of contributions made to irrevocable trust funds, held for the sole benefit of participants, which are invested by the trust funds. For defined benefit pension plans, the benefit obligation represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. For the postretirement benefit plans, the benefit obligation represents the actuarial present value of postretirement benefits attributed to employee services already rendered. Overfunded plans, with the fair value of plan assets exceeding the benefit obligation, are aggregated and recorded as a prepaid pension asset equal to this excess. Underfunded plans, with the benefit obligation exceeding the fair value of plan assets, are aggregated and recorded as a pension and postretirement benefit liability equal to this excess.

The current portion of pension and postretirement benefit liabilities represent the actuarial present value of benefits payable in the next 12 months exceeding the fair value of plan assets (if funded), measured on a plan-by-plan basis. These liabilities are recorded in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets.

Pension and postretirement benefit expense is recorded in “Salaries and employee-related costs” in the Consolidated Statements of Earnings and includes service cost, interest cost, expected return on plan assets (if funded), and amortization of prior service credit and net actuarial loss. Service cost represents the actuarial present value of participant benefits earned in the current year. Interest cost represents the time value of money cost associated with the passage of time. The expected return on plan assets represents the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the obligation. Prior service credit represents the impact of negative plan amendments. Net actuarial loss arises as a result of differences between actual experience and assumptions or as a result of changes in actuarial assumptions. Net actuarial loss and prior service credit not recognized as a component of pension and postretirement benefit expense as they arise are recognized as a component of accumulated comprehensive loss in the Consolidated Statements of Shareholders’ Equity, net of tax. These pension and postretirement items are subsequently amortized as a component of pension and postretirement benefit expense over the remaining service period, if the majority of the employees are active, otherwise over the remaining life expectancy, provided such amounts exceed thresholds which are based upon the benefit obligation or the value of plan assets.

The measurement of benefit obligations and pension and postretirement benefit expense is based on estimates and assumptions approved by management. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions, including estimates of discount rates, expected return on plan assets, rate of compensation increases, interest rates and mortality rates.

Fair Value Measurements

We carry various assets and liabilities at fair value in the Consolidated Balance Sheets. The most significant assets and liabilities are vehicles held for sale, which are stated at the lower of carrying amount or fair value less costs to sell, investments held in Rabbi Trusts and derivatives.

Beginning in 2008, we applied new accounting guidance which defined fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Prior to 2008, fair value was defined as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

forced or liquidation sale. Fair value measurements under the new guidance are classified based on the following fair value hierarchy:

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

When available, we use unadjusted quoted market prices to measure fair value and classify such measurements within Level 1. If quoted prices are not available, fair value is based upon model-driven valuations that use current market-based or independently sourced market parameters such as interest rates and currency rates. Items valued using these models are classified according to the lowest level input or value driver that is significant to the valuation.

Revenue earning equipment held for sale is measured at fair value on a nonrecurring basis and is stated at the lower of carrying amount or fair value less costs to sell. Investments held in Rabbi Trusts and derivatives are carried at fair value on a recurring basis. Investments held in Rabbi Trusts include exchange-traded equity securities and mutual funds. Fair values for these investments are based on quoted prices in active markets. For derivatives, fair value is based on model-driven valuations using the LIBOR rate or observable forward foreign exchange rates, which are observable at commonly quoted intervals for the full term of the financial instrument.

Earnings Per Share

Earnings per share is computed using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Our nonvested stock (time-vested restricted stock rights, market-based restricted stock rights and restricted stock units) are considered participating securities since the share-based awards contain a non-forfeitable right to dividend equivalents irrespective of whether the awards ultimately vest. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period.

Diluted earnings per common share reflect the dilutive effect of potential common shares from stock options. The dilutive effect of stock options is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options would be used to purchase common shares at the average market price for the period. The assumed proceeds include the purchase price the grantee pays, the windfall tax benefit that we receive upon assumed exercise and the unrecognized compensation expense at the end of each period. We calculate the assumed proceeds from excess tax benefits based on the deferred tax assets actually recorded without consideration of “as if” deferred tax assets.

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

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) issued accounting guidance which amends the criteria for allocating a contract’s consideration to individual services or products in multiple-deliverable arrangements. The guidance requires that the best estimate of selling price be used when vendor specific objective or third-party evidence for deliverables cannot be determined. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are in the process of evaluating the impact of this accounting guidance but do not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued accounting guidance which addresses the accounting and disclosure requirements for transfers of financial assets. The guidance is effective for new transfers of financial assets occurring in fiscal years beginning after November 15, 2009, and interim periods within those years. The adoption of this accounting guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued accounting guidance which amends the consolidation principles for VIEs by requiring consolidation of VIEs based on which party has control of the entity. The guidance is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The adoption of this accounting guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

2.	ACCOUNTING CHANGES

Earnings Per Share

In June 2008, the FASB issued earnings per share guidance stating that unvested share-based payment awards which contain non-forfeitable rights to dividends are considered participating securities and should be included in the computation of earnings per share pursuant to the two-class method. We adopted the provisions of this accounting guidance effective January 1, 2009 and computed earnings per common share using the two-class method for all periods presented. The two-class method of computing earnings per share reduced both full year 2008 and 2007 diluted earnings per common share by $0.02.

Business Combinations

In December 2007, the FASB revised the accounting guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination and requires, among other things, that transaction

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

costs in a business combination be expensed as incurred. This guidance was effective for business combinations closing after January 1, 2009. Effective January 1, 2009, we adopted the accounting guidance without a material impact to our consolidated financial position, results of operations or cash flows.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued accounting guidance on the fair value option for financial assets and financial liabilities. This accounting guidance permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Effective January 1, 2008, we adopted the accounting guidance; however, we did not elect to measure any financial instruments and other items at fair value under the provisions of this accounting guidance. Consequently, this accounting guidance had no impact on our consolidated financial position, results of operations or cash flows.

Fair Value Measurements

In September 2006, the FASB issued accounting guidance on fair value measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We adopted the accounting guidance on January 1, 2008 for all financial assets and liabilities and for all nonfinancial assets and liabilities recognized or disclosed at fair value in our Consolidated Financial Statements on a recurring basis (at least annually). We adopted the accounting guidance on January 1, 2009 for all other nonfinancial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis, including our vehicles held for sale. The adoption of this accounting guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

Accounting for Uncertainty in Income Taxes

Effective January 1, 2007, we adopted new accounting guidance related to uncertainty in income tax positions, which is described in Note 1, “Summary of Significant Accounting Policies.” The adoption of this accounting guidance decreased the January 1, 2007 balance of retained earnings by $7 million and deferred income taxes by $18 million with a corresponding increase of $25 million to the liability for uncertain tax positions.

3.	ACQUISITIONS

Edart Leasing LLC Acquisition — On February 2, 2009, we acquired the assets of Edart Leasing LLC (“Edart”), which included Edart’s fleet of approximately 1,600 vehicles and more than 340 contractual customers from Edart’s five locations in Connecticut for a purchase price of $86 million of which $81 million was paid as of December 31, 2009. The purchase price consisted mainly of revenue earning equipment and operating property. The combined network operates under the Ryder name, complementing our FMS business segment market coverage in the Northeast. We also acquired approximately 525 vehicles for remarketing, the majority of which were sold by the end of 2009.

Transpacific Container Terminals Ltd. and CRSA Logistics Ltd. Acquisition — On December 19, 2008, we acquired all of the assets of Transpacific Container Terminals Ltd. and CRSA Logistics Ltd. (“CRSA”) located in Port Coquitlam, British Columbia, as well as CRSA’s operations in Hong Kong and Shanghai, China. The companies specialize in trans-Pacific, end-to-end transportation management and supply chain services primarily for Canadian retailers. This acquisition adds complementary solutions to our capabilities including consolidation services in key Asian hub and off-dock deconsolidation operations in Canada. The purchase price was $15 million of which $12 million was paid in 2008 and $2 million was paid in 2009. The terms of the asset purchase agreement provide for up to $4 million in contingent consideration to be paid to

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the seller if certain financial metrics are achieved. The contingent consideration will be accounted for as additional purchase price when the contingency is resolved.

Gordon Truck Leasing Acquisition — On August 29, 2008, we acquired the assets of Gordon Truck Leasing (“Gordon”), which included Gordon’s fleet of approximately 500 vehicles and nearly 130 contractual customers for a purchase price of $24 million, of which $23 million was paid in 2008. The combined network operates under the Ryder name, complementing our FMS market coverage and service network in Pennsylvania.

Gator Leasing Acquisition — On May 12, 2008, we acquired the assets of Gator Leasing, Inc. (“Gator”), which included Gator’s fleet of approximately 2,300 vehicles and nearly 300 contractual customers for a purchase price of $117 million, of which $114 million was paid in 2008 and $3 million was paid in 2009. The combined network operates under the Ryder name, complementing our FMS market coverage and service network in Florida.

Lily Acquisition — On January 11, 2008, we completed an asset purchase agreement with Lily Transportation Corporation (“Lily”), under which we acquired Lily’s fleet of approximately 1,600 vehicles and over 200 contractual customers for a purchase price of $99 million, of which $97 million was paid in 2008 and $2 million was paid in 2009. The combined network operates under the Ryder name, complementing our FMS market coverage and service network in the Northeast United States.

The following table provides a rollforward of the preliminary estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition for all 2008 acquisitions to the amounts of the final allocation:

	Preliminary
	Amount	Purchase Price
	Disclosed in 2008	and Accounting
	Annual Report	Adjustments	Final Allocation
	(In thousands)

Assets:
Revenue earning equipment	$148,184	84	148,268
Goodwill	58,994	1,522	60,516
Tradename	398	—	398
Customer relationship intangibles	21,907	(273)	21,634
Other assets	29,285	(307)	28,978

	258,768	1,026	259,794
Liabilities	(4,984)	42	(4,942)

Net assets acquired	$253,784	1,068	254,852

The change in purchase price related to an additional $1 million paid in connection with a contractual net working capital adjustment as well as transaction costs. The purchase accounting adjustments related primarily to the completion of the valuation of customer relationship intangibles and evaluations of the physical and market conditions of revenue earning equipment.

Pollock Acquisition— On October 5, 2007, we acquired the assets of Pollock NationaLease (“Pollock”), which included Pollock’s fleet of approximately 2,000 vehicles and nearly 200 contractual customers for a purchase price of $77 million of which $1 million was paid in 2009, $1 million was paid in 2008 and $75 million was paid in 2007. The combined network operates under the Ryder name, complementing our FMS and SCS market coverage and service network in Canada.

All asset purchases in 2009, 2008 and 2007 were accounted for as an acquisition of a business. Goodwill on these acquisitions represents the excess of the purchase price over the fair value of the underlying acquired

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

net tangible and intangible assets. The factors that contributed to the recognition of goodwill included securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a market participant and significant cost savings opportunities.

Pro Forma Information — The operating results of the acquired companies have been included in our consolidated financial statements from the dates of acquisitions. The following table provides the unaudited pro forma revenue, net earnings and earnings per diluted common share as if the results of the 2008 and 2007 acquisitions had been included in operations commencing January 1, 2007. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the acquisitions been consummated during the periods for which the pro forma information is presented, or of future results.

	Unaudited December 31
	2008	2007
	(In thousands, except per share amounts)

Revenue	$6,049,390	6,511,130
Net earnings	$201,712	256,748
Net earnings per common share:
Basic	$3.56	4.30
Diluted	$3.54	4.27

4.	DISCONTINUED OPERATIONS

In December 2008, we announced strategic initiatives to improve our competitive advantage and drive long-term profitable growth. As part of these initiatives, we decided to discontinue SCS operations in South America and Europe. During the second half of 2009, we ceased SCS service operations in Brazil, Argentina, Chile and European markets. Accordingly, results of these operations, financial position and cash flows are separately reported as discontinued operations for all periods presented either in the Consolidated Financial Statements or notes thereto.

Summarized results of discontinued operations were as follows:

	Years ended December 31
	2009	2008	2007
	(In thousands)

Total revenue	$70,357	207,195	217,834

Pre-tax (loss) earnings from discontinued operations	$(28,087)	(59,367)	3,260
Income tax (benefit) expense	(85)	1,669	(1,178)

(Loss) earnings from discontinued operations, net of tax	$(28,172)	(57,698)	2,082

Results of discontinued operations included operating (losses) income of $(11) million, $(12) million and $6 million in 2009, 2008 and 2007, respectively. During 2009, 2008 and 2007, we incurred restructuring and other charges (primarily exit-related) of $17 million, $47 million and $2 million, respectively. These charges included the following:

•	Net severance and employee-related costs of $1 million in 2009, $15 million in 2008 and $1 million in 2007, related to approximately 2,500 employees associated with these operations. In 2009, we had severance and employee-related costs of $5 million offset by $4 million of non-cash reductions as we refined our prior year estimates.

•	Termination costs of $1 million in 2009, $4 million in 2008 and $1 million in 2007 representing the contractual penalty for terminating leases and customer contracts before the end of the contract term.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2009, we incurred contract termination costs of $3 million as we continued to negotiate with our counterparties. The charges in 2009 were offset by $2 million of non-cash reductions as we refined our prior year estimates.

•	Asset impairments totaled $18 million in 2008 in conjunction with our decision to discontinue operations in these regions. The review of assets for impairment was triggered by our restructuring initiatives. The asset impairments included $11 million of SCS U.K. goodwill which represented the entire goodwill related to this reporting unit. The asset impairment charges also included $7 million primarily for revenue earning equipment and operating property and equipment.

•	Restructuring plan implementation costs of $2 million in 2009, mostly professional service fees.

•	In the fourth quarter of 2009, we substantially liquidated our investment in several foreign subsidiaries where we ceased operations. As a result, we recognized a charge of $14 million related to accumulated foreign currency translation losses.

•	In the fourth quarter of 2008, a customer in the SCS business segment in the U.K. declared bankruptcy. A portion of our services to this customer included the long-term financing of assets used to support the operations. As a result of the bankruptcy, we determined that this finance lease receivable was not recoverable and recorded a $4 million pre-tax charge. During 2009, we recovered approximately $1 million of the receivable.

•	In the second quarter of 2008, we recorded a pre-tax charge of $6.5 million ($6.8 million after-tax) for prior years’ adjustments associated with our Brazilian SCS operation. The charge was identified in the course of a detailed business and financial review in Brazil, which occurred following certain adverse tax and legal developments. We determined that accruals of $3.7 million, primarily for carrier transportation and loss contingencies related to tax and legal matters, were not established in the appropriate period; and deferrals of $3.1 million, primarily for indirect value-added taxes, were overstated. The charges related primarily to the period from 2004 to 2007. After considering the qualitative and quantitative effects of the charges, we determined the charges were not material to our consolidated financial statements in any individual prior period, and the cumulative amount was not material to 2008 results. Therefore, we recorded the adjustment for the cumulative amount in the second quarter of 2008.

We are subject to various claims, tax assessments and administrative proceedings associated with our discontinued operations. We have established loss provisions for matters in which losses are deemed probable and can be reasonably estimated. However, at this time, it is not possible for us to determine fully the ultimate effect of all unasserted claims and assessments on our consolidated financial condition, results of operations or liquidity. Additional adjustments and expenses may be recorded through discontinued operations in future periods as further relevant information becomes available. Although it is not possible to predict the ultimate outcome of these matters, we do not expect that any resulting liability will have a material adverse effect upon our financial condition, results of operations or liquidity.

The following is a summary of assets and liabilities of discontinued operations:

	December 31,	December 31,
	2009	2008
	(In thousands)

Assets:
Total current assets	$3,675	$34,401
Total assets	$7,635	$51,792
Liabilities:
Total current liabilities	$7,713	$51,088
Total liabilities	$8,957	$54,891

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2009, the net carrying value of operating property and equipment and revenue earning equipment held for sale recorded at fair value was not significant. Fair value was determined based upon recent market prices for sales of each class of similar assets and vehicle condition. Therefore, our equipment held for sale was classified within Level 3 of the fair value hierarchy. During 2009, losses to reflect changes in fair value were not significant.

5.	RESTRUCTURING AND OTHER CHARGES

The components of restructuring and other charges, net in 2009, 2008 and 2007 were as follows:

	Years ended December 31
	2009	2008	2007
	(In thousands)

Restructuring charges, net:
Severance and employee-related costs	$2,206	11,209	8,924
Contract termination costs	—	29	591

	2,206	11,238	9,515
Other charges:
Early retirement of debt	4,178	—	1,280
Asset impairments	22	10,242	—

Total	$6,406	21,480	10,795

As mentioned in Note 29, “Segment Reporting,” our primary measure of segment financial performance excludes, among other items, restructuring and other charges, net. However, the applicable portion of the restructuring and other charges, net that related to each segment in 2009, 2008, and 2007 were as follows:

	Years ended December 31
	2009	2008	2007
	(In thousands)

Fleet Management Solutions	$5,631	16,643	5,595
Supply Chain Solutions	618	2,820	3,170
Dedicated Contract Carriage	41	533	1,135
Central Support Services	116	1,484	895

Total	$6,406	21,480	10,795

2009 Activity

In the first quarter of 2009, we eliminated approximately 30 positions as part of workforce reductions under cost containment initiatives, which began in the fourth quarter of 2008. Workforce reductions resulted in a pre-tax restructuring charge of $3 million, and was offset by $1 million of refinements in estimates from prior restructuring charges.

Other charges, net in 2009 consisted primarily of debt extinguishment charges of $4 million incurred as part of a $100 million debt tender offer completed in September 2009 and described in Note 16, “Debt.” The charge consists of $3 million premium paid on the purchase of the $100 million outstanding and $1 million for the write-off of unamortized original debt discount and issuance costs and fees on the transaction.

2008 Activity

During the fourth quarter of 2008, we approved a plan to eliminate approximately 700 positions, primarily in the U.S. The workforce reduction resulted in a pre-tax restructuring charge of $11 million in the

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

fourth quarter of 2008, all of which related to the payment of severance and other termination benefits. These actions were substantially completed in the first quarter of 2009.

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

2007 Activity

During 2007, we approved a plan to eliminate approximately 300 positions as a result of cost management and process improvement actions throughout our domestic and international operations and Central Support Services (CSS). The charge related to these actions included employee severance and benefits totaling $9 million. During 2007, we also recorded a charge of $0.6 million primarily related to costs that will continue to be incurred on a lease facility in our international operations, which we no longer operate.

Other charges, net in 2007, included a $1 million charge incurred to extinguish debentures that were originally set to mature in 2017. The charge related to the premium paid on the early extinguishment of debt and the write-off of related debt discount and issuance costs. See Note 16, “Debt,” for further discussion on the early extinguishment of debt.

The following table presents a roll-forward of the activity and balances of our restructuring reserves, including discontinued operations for the years ended December 31, 2009 and 2008:

			Deductions		Foreign
	Beginning		Cash	Non-Cash	Translation	Ending
	Balance	Additions	Payments	Reductions(1)	Adjustment	Balance
	(In thousands)

Year ended December 31, 2009:
Employee severance and benefits	$26,541	8,162	29,668	4,790	825	1,070
Contract termination costs	3,482	3,098	4,851	1,687	130	172

Total	$30,023	11,260	34,519	6,477	955	1,242

Year ended December 31, 2008:
Employee severance and benefits	$7,829	26,795	7,465	325	(293)	26,541
Contract termination costs	814	3,800	1,102	13	(17)	3,482

Total	$8,643	30,595	8,567	338	(310)	30,023

(1)	Non-cash reductions represent adjustments to the restructuring reserve as actual costs were less than originally estimated.

At December 31, 2009, outstanding restructuring obligations are generally required to be paid over the next three months.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	RECEIVABLES

	December 31
	2009	2008
	(In thousands)

Trade	$493,203	559,923
Direct financing leases	68,296	69,520
Income tax	31,859	2,912
Insurance	6,830	4,253
Vendor rebates	2,464	3,942
Other	9,817	10,303

	612,469	650,853
Allowance	(13,808)	(15,477)

Total	$598,661	635,376

7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31
	2009	2008
	(In thousands)

Current deferred tax asset	$12,790	21,733
Restricted cash	21,365	32,494
Prepaid vehicle licenses	37,349	39,254
Prepaid operating taxes	10,999	12,702
Prepaid real estate rent	8,530	10,577
Prepaid contract incentives	7,668	6,385
Prepaid software maintenance costs	3,151	2,780
Prepaid benefits	8,633	3,512
Prepaid insurance	6,710	5,762
Prepaid sales commissions	3,807	4,774
Other	12,039	13,603

Total	$133,041	153,576

8.	REVENUE EARNING EQUIPMENT

	Estimated	December 31, 2009			December 31, 2008
	Useful		Accumulated	Net Book		Accumulated	Net Book
	Lives	Cost	Depreciation	Value(1)	Cost	Depreciation	Value(1)
	(In years)	(In thousands)

Held for use:
Full service lease	3 — 12	$5,616,102	(2,173,693)	3,442,409	5,338,834	(1,794,475)	3,544,359
Commercial rental	4.5 — 12	1,235,404	(577,839)	657,565	1,639,520	(713,738)	925,782
Held for sale		340,332	(261,647)	78,685	336,524	(241,441)	95,083

Total		$7,191,838	(3,013,179)	4,178,659	7,314,878	(2,749,654)	4,565,224

(1)	Revenue earning equipment, net includes vehicles under capital leases of $20 million, less accumulated amortization of $7 million at December 31, 2009, and $20 million, less accumulated amortization of $5 million at December 31, 2008. Amortization expense attributed to vehicles under capital leases is combined with depreciation expense.

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

In 2009, based on current and expected market conditions, we accelerated depreciation on certain classes of vehicles expected to be sold through 2010. The impact of this change increased depreciation by $10 million in 2009. The residual value and useful life review in 2008 did not significantly impact earnings compared to 2007.

9.	OPERATING PROPERTY AND EQUIPMENT

	Estimated	December 31
	Useful Lives	2009	2008
	(In years)	(In thousands)

Land	—	$161,300	147,245
Buildings and improvements	10 — 40	647,128	622,894
Machinery and equipment	3 — 10	481,603	499,444
Other	3 — 10	109,536	119,660

		1,399,567	1,389,243
Accumulated depreciation		(855,657)	(842,427)

Total		$543,910	546,816

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.	GOODWILL

The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	Fleet	Supply	Dedicated
	Management	Chain	Contract
	Solutions	Solutions	Carriage	Total
	(In thousands)

Balance at January 1, 2008
Goodwill	$135,550	45,019	4,900	185,469
Accumulated impairment losses(1)	—	(18,899)	—	(18,899)

	135,550	26,120	4,900	166,570

Acquisition(2)	60,034	2,656	—	62,690
Impairment losses	(10,322)	(10,938)	—	(21,260)
Foreign currency translation adjustment	(5,758)	(3,989)	—	(9,747)

Balance at December 31, 2008
Goodwill	189,826	43,686	4,900	238,412
Accumulated impairment losses	(10,322)	(29,837)	—	(40,159)

	179,504	13,849	4,900	198,253

Acquisitions(2)	14,871	1,365	—	16,236
Foreign currency translation adjustment	1,388	567	—	1,955

Balance at December 31, 2009(3)
Goodwill	206,085	34,680	4,900	245,665
Accumulated impairment losses	(10,322)	(18,899)	—	(29,221)

	$195,763	15,781	4,900	216,444

(1)	Accumulated impairment losses were calculated from January 1, 2002, which was the adoption date for the accounting guidance on goodwill impairment, through January 1, 2008.

(2)	See Note 3, “Acquisitions,” for additional information on acquisitions and purchase price adjustments.

(3)	Adjusted for write-off of SCS UK goodwill and accumulated impairment loss upon discontinuance of operations in 2009.

On April 1st of this year, we completed our annual goodwill impairment test and determined there was no impairment. However, based on market conditions in the fourth quarter of 2008 and our decision to exit certain contracts in SCS Europe we performed an interim impairment test as of December 31, 2008. We determined that goodwill associated with our U.K. reporting units was impaired and we recorded an impairment charge of $21 million for all goodwill in the U.K. as of December 31, 2008. The impairment charge for the FMS UK goodwill was recorded within “Restructuring and other charges, net” in our Consolidated Statements of Earnings and the impairment charge for the SCS UK goodwill was recorded within “(Loss) earnings from discontinued operations, net of tax” in our Consolidated Statements of Earnings.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.	INTANGIBLE ASSETS

	December 31
	2009	2008
	(In thousands)

Indefinite lived intangible assets — Trade name	$9,084	9,084
Finite lived intangible assets:
Customer relationship intangibles	37,497	33,470
Accumulated amortization	(8,252)	(5,027)

	29,245	28,443
Foreign currency translation adjustment	791	(822)

Total	$39,120	36,705

The Ryder trade name has been identified as having an indefinite useful life. Customer relationship intangibles are being amortized on a straight-line basis over their estimated useful lives, generally 10-15 years. We recorded amortization expense associated with finite lived intangible assets of approximately $3 million in 2009, $2 million in 2008 and $1 million in 2007. The future amortization expense for each of the five succeeding years related to all intangible assets that are currently recorded in the Consolidated Balance Sheets is estimated to be as follows at December 31, 2009:

(In thousands)

2010	$3,233
2011	3,056
2012	3,056
2013	3,056
2014	2,248

Total	$14,649

12.	DIRECT FINANCING LEASES AND OTHER ASSETS

	December 31
	2009	2008
	(In thousands)

Direct financing leases, net	$285,273	285,506
Investments held in Rabbi Trusts	19,686	16,950
Insurance receivables	13,300	10,401
Debt issuance costs	17,009	11,731
Prepaid pension asset	10,588	5,270
Contract incentives	21,776	21,896
Swap agreement	12,101	18,391
Other	21,591	14,784

Total	$401,324	384,929

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.	ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31, 2009			December 31, 2008
	Accrued	Non-Current		Accrued	Non-Current
	Expenses	Liabilities	Total	Expenses	Liabilities	Total
	(In thousands)

Salaries and wages	$45,349	—	45,349	69,697	—	69,697
Deferred compensation	5,068	16,970	22,038	1,453	18,050	19,503
Pension benefits	2,695	328,571	331,266	2,501	504,714	507,215
Other postretirement benefits	3,214	46,115	49,329	3,350	43,027	46,377
Employee benefits	2,346	—	2,346	5,185	—	5,185
Insurance obligations(1)	111,144	151,045	262,189	109,167	164,372	273,539
Residual value guarantees	2,177	1,872	4,049	651	1,738	2,389
Vehicle rent	129	8,568	8,697	16,680	7,167	23,847
Deferred vehicle gains	790	2,259	3,049	808	3,120	3,928
Environmental liabilities	5,285	9,578	14,863	3,848	11,623	15,471
Asset retirement obligations	4,881	11,435	16,316	4,544	11,146	15,690
Operating taxes	70,370	—	70,370	73,280	—	73,280
Income taxes	459	73,311	73,770	4,183	52,700	56,883
Restructuring	1,114	128	1,242	29,857	166	30,023
Interest	29,123	—	29,123	34,547	—	34,547
Customer deposits	29,511	—	29,511	27,017	—	27,017
Foreign exchange contracts	—	—	—	607	—	607
Other	41,290	31,761	73,051	44,445	19,457	63,902

Total	$354,945	681,613	1,036,558	431,820	837,280	1,269,100

(1)	Insurance obligations are comprised primarily of self-insurance accruals.

We retain a portion of the accident risk under vehicle liability and workers’ compensation insurance programs. Self-insurance accruals are based primarily on actuarially estimated, undiscounted cost of claims, and include claims incurred but not reported. Such liabilities are based on estimates. Historical loss development factors are utilized to project the future development of incurred losses, and these amounts are adjusted based upon actual claim experience and settlements. While we believe the amounts are adequate, there can be no assurance that changes to our estimates may not occur due to limitations inherent in the estimation process. In recent years, our development has been favorable compared with historical selected loss development factors because of improved safety performance, payment patterns and settlement patterns. During 2009, 2008 and 2007, we recorded a benefit of $1 million, $23 million, and $24 million, respectively, within “Operating expense” in our Consolidated Statements of Earnings, to reduce estimated prior years’ self-insured loss reserves for the reasons noted above.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	INCOME TAXES

The components of earnings from continuing operations before income taxes and the provision for income taxes from continuing operations were as follows:

	Years ended December 31
	2009	2008	2007
	(In thousands)

Earnings from continuing operations before income taxes:
United States	$132,235	352,180	356,155
Foreign	11,534	57,108	46,049

Total	$143,769	409,288	402,204

Current tax (benefit) expense from continuing operations:
Federal(1)	$(44,832)	1,084	58,225
State(1)	6,037	4,444	9,348
Foreign	(236)	17,381	18,654

	(39,031)	22,909	86,227

Deferred tax expense (benefit) from continuing operations:
Federal	90,433	114,778	64,412
State	2,736	11,776	10,424
Foreign	(486)	2,246	(10,638)

	92,683	128,800	64,198

Provision for income taxes from continuing operations:	$53,652	151,709	150,425

(1)	Excludes federal and state tax benefits resulting from the exercise of stock options and vesting of restricted stock awards, which were credited directly to “Additional paid-in capital” and excludes federal and state tax benefits resulting from the expiration of a cross-currency swap in 2007, which was credited directly to “Accumulated other comprehensive loss.”

A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations follows:

	Years ended December 31
	2009	2008	2007
	(Percentage of pre-tax earnings)

Federal statutory tax rate	35.0	35.0	35.0
Impact on deferred taxes for changes in tax rates	(3.7)	(0.6)	(1.4)
State income taxes, net of federal income tax benefit	6.0	4.0	3.7
Tax reviews and audits	(2.8)	(2.7)	(0.8)
Restructuring and other charges, net	1.7	1.1	—
Miscellaneous items, net	1.1	0.3	0.9

Effective tax rate	37.3	37.1	37.4

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Tax Law Changes

The effects of changes in tax laws on deferred tax balances are recognized in the period the new legislation is enacted. The following provides a summary of the impact of changes in tax laws on net earnings from continuing operations and net earnings per diluted common share from continuing operations by tax jurisdiction:

			Diluted Earnings Per
Tax Jurisdiction	Enactment Date	Net Earnings	Share
		(In thousands)

2009
Ontario, Canada	December 15, 2009	$4,100	$0.07
State of Wisconsin	February 19, 2009	$513	$0.01

2008
State of Massachusetts	July 2, 2008	$1,759	$0.03

2007
Canada	December 14, 2007	$3,837	$0.06
State of Maryland	November 19, 2007	$(504)	$(0.01)
United Kingdom	July 19, 2007	$810	$0.01
State of New York	April 1, 2007	$970	$0.02

Deferred Income Taxes

The components of the net deferred income tax liability were as follows:

	December 31
	2009	2008
	(In thousands)

Deferred income tax assets:
Self-insurance accruals	$33,139	50,999
Net operating loss carryforwards	69,807	69,251
Alternative minimum taxes	9,679	12,493
Accrued compensation and benefits	38,024	36,367
Federal benefit on state tax positions	17,987	16,203
Pension benefits	121,115	186,507
Miscellaneous other accruals	30,143	33,644

	319,894	405,464
Valuation allowance	(36,573)	(34,549)

	283,321	370,915

Deferred income tax liabilities:
Property and equipment bases difference	(1,292,691)	(1,254,567)
Other items	(13,714)	(11,980)

	(1,306,405)	(1,266,547)

Net deferred income tax liability(1)	$(1,023,084)	(895,632)

(1)	Deferred tax assets of $13 million and $22 million have been included in “Prepaid expenses and other current assets” at December 31, 2009 and 2008, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We do not provide for U.S. deferred income taxes on temporary differences related to our foreign investments that are considered permanent in duration. These temporary differences consist primarily of undistributed foreign earnings of $429 million at December 31, 2009. A full foreign tax provision has been made on these undistributed foreign earnings. Determination of the amount of deferred taxes on these temporary differences is not practicable due to foreign tax credits and exclusions.

At December 31, 2009, various U.S. subsidiaries have state net operating loss carryforwards of $39 million expiring through tax year 2029. We also have foreign net operating losses of $31 million that are available to reduce future income tax payments in several countries, subject to varying expiration rules. We had unused alternative minimum tax credits, for tax purposes, of $10 million at December 31, 2009 available to reduce future income tax liabilities. The alternative minimum tax credits may be carried forward indefinitely. A valuation allowance has been established to reduce deferred income tax assets, principally foreign tax loss carryforwards to amounts more likely than not to be realized.

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

The following is a summary of tax years that are no longer subject to examination:

Federal — audits of our U.S. federal income tax returns are closed through fiscal year 2006. In the first quarter of 2009, the IRS completed their examination of our U.S. income tax returns for 2004 through 2006. The statute of limitations for the 2006 years will expire on September 15, 2010.

State — for the majority of states, we are no longer subject to tax examinations by tax authorities for tax years before 2006.

Foreign — we are no longer subject to foreign tax examinations by tax authorities for tax years before 2001 in Canada and Brazil, and 2003 and 2007 in Mexico and the U.K., respectively, which are our major foreign tax jurisdictions. In Brazil, we were assessed $15 million, including penalties and interest, related to the tax due on the sale of our outbound auto carriage business in 2001. We believe it is more likely than not that our tax position will ultimately be sustained and no amounts have been reserved for this matter.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the activity related to unrecognized tax benefits (excluding the federal benefit received from state positions):

	December 31
	2009	2008	2007
	(In thousands)

Balance at January 1	$51,741	65,306	65,415
Additions based on tax positions related to the current year	12,422	6,840	5,571
Additions for tax positions of prior years	9,615	—	772
Reductions for tax positions of prior years	—	(11,296)	(4,637)
Settlements	(1,995)	(1,664)	—
Reductions due to lapse of applicable statute of limitations	(2,289)	(7,445)	(1,815)

Gross balance at December 31	69,494	51,741	65,306
Interest and penalties	6,709	3,996	9,792

Balance at December 31	$76,203	55,737	75,098

Of the total unrecognized tax benefits, $58 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The total amount of accrued interest and penalties, net of the federal benefit on state issues, resulting from such unrecognized tax benefits was $6 million and $4 million at December 31, 2009 and 2008, respectively. For the years ended December 31, 2009, 2008 and 2007, we recognized an income tax benefit related to interest and penalties of $0.6 million, $2 million and $0.1 million, respectively, within “Provision for income taxes” in our Consolidated Statements of Earnings. Unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $2 million by December 31, 2010, if audits are completed or tax years close during 2010.

Like-Kind Exchange Program

We have a like-kind exchange program for certain of our revenue earning equipment operating in the U.S. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form whereby tax gains on disposal of eligible vehicles are deferred. To qualify for like-kind exchange treatment, we exchange, through a qualified intermediary, eligible vehicles being disposed of with vehicles being acquired allowing us to generally carryover the tax basis of the vehicles sold (“like-kind exchanges”). The program is expected to result in a material deferral of federal and state income taxes. As part of the program, the proceeds from the sale of eligible vehicles are restricted for the acquisition of replacement vehicles and other specified applications. Due to the structure utilized to facilitate the like-kind exchanges, the qualified intermediary that holds the proceeds from the sales of eligible vehicles and the entity that holds the vehicles to be acquired under the program are required to be consolidated in the accompanying Consolidated Financial Statements in accordance with U.S. GAAP. At December 31, 2009 and 2008, these consolidated entities had total assets of $29 million and $70 million, respectively.

15.	LEASES

Leases as Lessor

We lease revenue earning equipment to customers for periods generally ranging from three to seven years for trucks and tractors and up to ten years for trailers. From time to time, we may also lease facilities to third parties. The majority of our leases are classified as operating leases. However, some of our revenue earning

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

equipment leases are classified as direct financing leases and, to a lesser extent, sales-type leases. The net investment in direct financing and sales-type leases consisted of:

	December 31
	2009	2008
	(In thousands)

Total minimum lease payments receivable	$582,532	602,577
Less: Executory costs	(189,057)	(204,601)

Minimum lease payments receivable	393,475	397,976
Less: Allowance for uncollectibles	(813)	(4,724)

Net minimum lease payments receivable	392,662	393,252
Unguaranteed residuals	59,049	58,989
Less: Unearned income	(98,142)	(97,215)

Net investment in direct financing and sales-type leases	353,569	355,026
Current portion	(68,296)	(69,520)

Non-current portion	$285,273	285,506

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

We periodically enter into sale and leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors (e.g., regional banks, pension plans, insurance companies, etc.) and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions. In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are used primarily to repay debt. Sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense. During 2007, we completed a sale-leaseback transaction of revenue earning equipment with a third-party and this transaction qualified for off-balance sheet operating lease treatment. Proceeds from the sale-leaseback transaction totaled $150 million. This lease contains limited guarantees by us of the residual values of the leased vehicles (residual value guarantees) that are conditioned upon disposal of the leased vehicles prior to the end of their lease term. We did not enter into any sale-leaseback transactions during 2009 and 2008.

Certain leases contain purchase and (or) renewal options, as well as limited guarantees for a portion of the lessor’s residual value. The residual value guarantees are conditional on termination of the lease prior to its contractual lease term. The amount of residual value guarantees expected to be paid is recognized as rent expense over the expected remaining term of the lease. Facts and circumstances that impact management’s estimates of residual value guarantees include the market for used equipment, the condition of the equipment at the end of the lease and inherent limitations in the estimation process. See Note 19, “Guarantees,” for additional information.

During 2009, 2008 and 2007, rent expense (including rent of facilities classified within “Operating expense,” in our Consolidated Statements of Earnings but excluding contingent rentals) was $163 million, $171 million, and $173 million, respectively. During 2009, 2008 and 2007 contingent rental expense (income) comprised of residual value guarantees, payments based on miles run and adjustments to rental payments for

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

changes in interest rates on all other leased vehicles were $(2) million, $(1) million and $2 million, respectively.

Lease Payments

Future minimum payments for leases in effect at December 31, 2009 were as follows:

	As Lessor(1)		As Lessee
		Direct
	Operating	Financing	Operating
	Leases	Leases	Leases
	(In thousands)

2010	$1,251,376	135,064	79,234
2011	982,272	114,134	100,338
2012	684,694	97,583	49,405
2013	411,772	78,391	34,594
2014	215,836	62,747	40,763
Thereafter	149,272	94,613	34,041

Total	$3,695,222	582,532	338,375

(1)	Amounts do not include contingent rentals, which may be received under certain leases on the basis of miles of use or changes in the Consumer Price Index. Contingent rentals from operating leases included in revenue during 2009, 2008 and 2007 were $326 million, $354 million and $383 million, respectively. Contingent rentals from direct financing leases included in revenue during 2009, 2008 and 2007 were $13 million, $14 million and $16 million, respectively.

The amounts in the previous table related to the lease of revenue earning equipment are based upon the general assumption that revenue earning equipment will remain on lease for the length of time specified by the respective lease agreements. The future minimum payments presented above related to the lease of revenue earning equipment are not a projection of future lease revenue or expense; no effect has been given to renewals, new business, cancellations, contingent rentals or future rate changes. Total future sublease rentals from revenue earning equipment under operating leases as lessee of $125 million are included within the future minimum rental payments for operating leases as lessor.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.	DEBT

	Weighted-Average
	Interest Rate
	December 31			December 31
	2009	2008	Maturities	2009	2008
				(In thousands)

Short-term debt and current portion of long-term debt:
Unsecured foreign obligations	6.98%	9.03%	2010	$5,369	14,635
Trade receivables program	—%	2.77%	—	—	190,000
Current portion of long-term debt, including capital leases				227,248	179,627

Total short-term debt and current portion of long-term debt				232,617	384,262

Long-term debt:
U.S. commercial paper (1),(2)	0.43%	3.63%	2012	191,934	34,804
Canadian commercial paper (1),(2)	—%	2.80%	—	—	8,283
Unsecured U.S. notes — Medium-term notes(1)	5.89%	5.73%	2010-2025	2,032,344	2,306,751
Unsecured U.S. obligations, principally bank term loans	1.45%	3.40%	2010-2013	132,150	157,150
Unsecured foreign obligations	5.22%	5.07%	2010-2012	112,782	120,944
Capital lease obligations	8.26%	9.31%	2010-2017	11,011	11,841

Total before fair market value adjustment				2,480,221	2,639,773
Fair market value adjustment on notes subject to hedging(3)				12,101	18,391

				2,492,322	2,658,164
Current portion of long-term debt, including capital leases				(227,248)	(179,627)

Long-term debt				2,265,074	2,478,537

Total debt				$2,497,691	2,862,799

(1)	We had unamortized original issue discounts of $12 million at both December 31, 2009 and 2008.

(2)	Commercial paper borrowings are supported by the long-term revolving credit facility; therefore, we have classified the commercial paper as long-term debt.

(3)	The notional amount of executed interest rate swaps designated as fair value hedges was $250 million at both December 31, 2009 and 2008.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities of debt were as follows:

	Capital Leases	Debt
	(In thousands)

2010	$2,676	230,752
2011	2,297	419,448
2012	2,223	452,547
2013	2,036	361,784
2014	2,030	249,979
Thereafter	2,486	772,170

Total	13,748	2,486,680

Imputed interest	(2,737)

Present value of minimum capitalized lease payments	11,011
Current portion	(1,865)

Long-term capitalized lease obligation	$9,146

Debt Facilities

In April 2009, we executed a new $875 million global revolving credit facility with a syndicate of thirteen lending institutions led by Bank of America N.A., Bank of Tokyo-Mitsubishi UFJ, Ltd., Mizuho Corporate Bank, Ltd., Royal Bank of Scotland Plc and Wells Fargo N.A. This facility replaced a $870 million credit facility that was scheduled to mature in May 2010. The new global credit facility matures in April 2012 and is used primarily to finance working capital and provide support for the issuance of unsecured commercial paper in the U.S. and Canada. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at December 31, 2009). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The credit facility’s current annual facility fee is 37.5 basis points, which applies to the total facility size of $875 million. This fee ranges from 22.5 basis points to 62.5 basis points and is based on Ryder’s long-term credit ratings. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated tangible net worth, of less than or equal to 300%. Tangible net worth, as defined in the credit facility, includes 50% of our deferred federal income tax liability and excludes the book value of our intangibles. The ratio at December 31, 2009 was 155%. At December 31, 2009, $681 million was available under the credit facility.

We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn may sell, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. In October 2009, we renewed the trade receivables purchase and sale program. The available proceeds amount that may be received under the program was reduced at that time from $250 million to $175 million at our election based on our projected financing requirements. If no event occurs which causes early termination, the 364-day program will expire on October 29, 2010. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. At December 31, 2009, no amounts were outstanding under the program. At December 31, 2008, $190 million was outstanding under the program and was included within “Short-term debt and current portion

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of long-term debt” on our Consolidated Balance Sheets. At December 31, 2008, the amount of collateralized receivables under the program was $210 million.

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

Debt Retirements

In September 2009, we completed a $100 million debt tender offer at a total cost of $104 million. We purchased $50 million aggregate principal amount of outstanding 5.95% medium-term notes maturing May 2011 and $50 million aggregate principal amount of outstanding 4.625% medium-term notes maturing April 2010. We recorded a pre-tax debt extinguishment charge of $4 million which included $3 million for the premium paid and $1 million for the write-off of unamortized original debt discount and issuance costs and fees on the transaction. These charges have been included within “Restructuring and other charges, net.”

In 1987, we issued at a discount $100 million principal amount of unsecured debentures due May 2017 at a stated interest rate of 9 7/8%, payable semi-annually. In 1986, we issued at a discount $100 million principal amount of unsecured debentures due May 2016, with a stated interest rate of 9.0%, payable semi-annually. During 2007, we retired the remaining $53 million principal amount of the 2017 debentures at a premium. Also during 2007, we made a sinking fund payment to retire the remaining $10 million principal amount of the 2016 debentures. We recognized pre-tax charges of $1 million in 2007 related to the premium paid on the early extinguishment and the write-off of related debt discount and issuance costs in connection with these retirements. These charges have been included within “Restructuring and other charges, net.”

17.	FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and the levels of inputs used to measure fair value:

		Fair Value Measurements
		At December 31, 2009 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In thousands)

Assets:
Investments held in Rabbi Trusts	DFL and other assets	$19,686	—	—	19,686
Interest rate swap	DFL and other assets	—	12,101	—	12,101

Total assets at fair value		$19,686	12,101	—	31,787

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Fair Value Measurements
		At December 31, 2008 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In thousands)

Assets:
Investments held in Rabbi Trusts	DFL and other assets	$16,950	—	—	16,950
Interest rate swap	DFL and other assets	—	18,391	—	18,391

Total assets at fair value		$16,950	18,391	—	35,341

Liabilities:
Foreign exchange contracts	Accrued expenses	$—	607	—	607

Total liabilities at fair value		$—	607	—	607

The following table presents our assets that are measured at fair value on a nonrecurring basis and the levels of inputs used to measure fair value:

	Fair Value Measurements			Total Losses(1)
	At December 31, 2009 Using			December 31,
	Level 1	Level 2	Level 3	2009

Assets:
Revenue earning equipment held for sale	$—	—	44,276	$52,284
Operating property and equipment held for sale	—	—	8,753	6,676

Total assets at fair value	$—	—	53,029	$58,960

(1)	Total losses represent fair value adjustments for all vehicles and property held for sale throughout the period for which fair value was less than carrying value.

Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (tractors, trucks, trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. Fair value was determined based upon recent market prices obtained from our own sales experience for sales of each class of similar assets and vehicle condition. Therefore, our revenue earning equipment held for sale was classified within Level 3 of the fair value hierarchy. At December 31, 2009, the net carrying value of revenue earning equipment held for sale was $79 million, of which $44 million was recorded at fair value less costs to sell of $0.8 million. In 2009, 2008 and 2007, we recorded a loss to reflect changes in fair value of $52 million, $29 million and $42 million, respectively, within “Depreciation expense” in the Consolidated Statements of Earnings.

Operating property and equipment held for sale represents a SCS facility in Singapore for which the carrying amount was required to be written down to fair value of $9 million, resulting in an impairment loss of $7 million. Fair value was based on an appraisal of the facility determined using observable market data and adjusted for recent offers. Therefore, our operating property and equipment held for sale is classified within Level 3 of the fair value hierarchy.

Total fair value of debt at December 31, 2009 and 2008 was $2.60 billion and $2.55 billion, respectively. For publicly-traded debt, estimates of fair value are based on market prices. For other debt, fair value is estimated based on rates currently available to us for debt with similar terms and remaining maturities. The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

In February 2008, we entered into an interest rate swap with a notional amount of $250 million maturing in March 2013. The swap was designated as a fair value hedge whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. The interest rate swap agreement effectively changed $250 million of fixed-rate debt with an interest rate of 6.00% to LIBOR-based floating-rate debt at a rate of 2.90% and 5.25% at December 31, 2009 and 2008, respectively. Changes in the fair value of the interest rate swap are offset by changes in the fair value of the debt instrument. Accordingly, there is no ineffectiveness related to the interest rate swap.

Currency Risk

From time to time, we use forward foreign currency exchange contracts and cross-currency swaps to manage our exposure to movements in foreign currency exchange rates.

During 2009 and 2008, we entered into forward foreign currency exchange contracts to mitigate the risk of foreign currency movements on intercompany transactions. At December 31, 2009, there were no forward foreign currency exchange contracts outstanding. At December 31, 2008, the aggregate notional value of the outstanding contracts was $13 million. These forward foreign currency exchange contracts were accounted for as cash flow hedges. The fair values of the forward foreign currency exchange contracts were recognized as an adjustment to “Accumulated other comprehensive loss.” Amounts reclassified to earnings from “Accumulated other comprehensive loss” were immaterial.

During 2002, we entered into a five-year $78 million cross-currency swap to hedge our net investment in a foreign subsidiary. The swap matured in November 2007. The hedge was effective in eliminating the risk of foreign currency movements on the investment and, as such, was accounted for under the net investment hedging rules. Losses associated with changes in the fair value of the cross-currency swap for the year ended December 31, 2007 were $6 million and were reflected in the currency translation adjustment within “Accumulated other comprehensive loss.” The accumulated derivative net loss for the cross-currency swap was $17 million, net of tax of $9 million, and will be recognized in earnings upon sale or repatriation of our net investment in the foreign subsidiary. By rule, interest costs associated with the cross-currency swap were required to be reflected in “Accumulated other comprehensive loss” and totaled $4 million at December 31, 2009. These interest costs will also be recognized in earnings upon sale or repatriation of our net investment in the foreign subsidiary.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The location and amount of gains (losses) on derivative instruments and related hedged items reported in the Consolidated Statements of Earnings were as follows:

	Location of Gain
	(Loss) Recognized	December 31
Fair Value Hedging Relationship	in Income	2009	2008	2007
		(In thousands)

Derivative: Interest rate swap	Interest expense	$(6,290)	18,391	(96)
Hedged item: Fixed-rate debt	Interest expense	6,290	(18,391)	96

Total		$—	—	—

19.	GUARANTEES

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

We cannot predict the maximum potential amount of future payments under certain of these agreements, including the indemnification agreements, due to the contingent nature of the potential obligations and the distinctive provisions that are involved in each individual agreement. Historically, no such payments made by us have had a material adverse effect on our business. We believe that if a loss were incurred in any of these matters, the loss would not have a material adverse impact on our consolidated results of operations or financial position.

At December 31, 2009 and 2008, the maximum determinable exposure of each type of guarantee and the corresponding liability, if any, recorded on the Consolidated Balance Sheets were as follows:

	December 31, 2009		December 31, 2008
	Maximum	Carrying	Maximum	Carrying
	Exposure of	Amount of	Exposure of	Amount of
Guarantee	Guarantee	Liability	Guarantee	Liability
	(In thousands)

Vehicle residual value guarantees — finance lease programs(1)	$2,285	1,255	2,332	935
Used vehicle financing	1,595	104	4,162	472
Standby letters of credit	7,506	7,527	7,778	—

Total	$11,386	8,886	14,272	1,407

(1)	Amounts exclude contingent rentals associated with residual value guarantees on certain vehicles held under operating leases for which the guarantees are conditioned upon disposal of the leased vehicles prior to the end of their lease term. At December 31, 2009 and 2008, our maximum exposure for such guarantees was approximately $159 million and $200 million, respectively, with $4 million and $2 million recorded as a liability at 2009 and 2008, respectively.

We have provided vehicle residual value guarantees to independent third parties for certain finance lease programs made available to customers. If the sales proceeds from the final disposition of the assets are less than the residual value guarantee, we are required to pay the difference to the independent third party. The

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

individual customer finance leases expire periodically through 2017 but may be extended at the end of each lease term. At both December 31, 2009 and 2008, our maximum exposure for such guarantees was approximately $2 million, with $1 million recorded as a liability in both 2009 and 2008.

We maintain agreements with independent third parties for the financing of used vehicle purchases by customers. Certain agreements require that we provide financial guarantees on defaulted customer contracts up to a maximum exposure amount. The individual used vehicle purchase contracts expire periodically through 2012. At December 31, 2009 and 2008, our maximum exposure for such guarantees was approximately $2 million and $4 million, respectively, with approximately $0.1 million and $0.5 million recorded as a liability at December 31, 2009 and 2008, respectively.

At December 31, 2009 and 2008, we had letters of credit and surety bonds outstanding, which primarily guarantee various insurance activities as noted in the following table:

	December 31
	2009	2008
	(In thousands)

Letters of credit	$179,507	199,643
Surety bonds	83,231	49,523

Certain of these letters of credit and surety bonds guarantee insurance activities associated with insurance claim liabilities transferred in conjunction with the sale of our automotive transport business, reported as discontinued operations in previous years. To date, the insurance claims representing per-claim deductibles payable under third-party insurance policies have been paid and continue to be paid by the company that assumed such liabilities. However, if all or a portion of the estimated outstanding assumed claims of approximately $8 million at December 31, 2009 are unable to be paid, the third-party insurers may have recourse against certain of the outstanding letters of credit provided by Ryder in order to satisfy the unpaid claim deductibles. In order to reduce our potential exposure to these claims, during 2009 we drew upon an $8 million outstanding letter of credit provided by the purchaser and recorded a deposit and corresponding liability at December 31, 2009. Periodically, an actuarial valuation will be made in order to better estimate the amount of outstanding insurance claim liabilities.

20.	SHAREHOLDERS’ EQUITY

In December 2009, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2009 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company’s various employee stock, stock option and employee stock purchase plans from December 1, 2009 through December 15, 2011. The December 2009 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2009 program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. We did not repurchase any shares under this program in 2009.

In December 2007, our Board of Directors authorized a $300 million discretionary share repurchase program over a period not to exceed two years. Additionally, our Board of Directors authorized a separate two-year anti-dilutive repurchase program. The anti-dilutive program limited aggregate share repurchases to no more than 2 million shares of Ryder common stock. Towards the end of the third quarter of 2008, we paused purchases under both programs given market conditions at that time. We resumed purchases under both programs in the fourth quarter of 2009 through the end of the programs’ two year terms. In 2009 and 2008,

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

we repurchased and retired 2,348,909 shares and 2,615,000 shares, respectively, under the $300 million program at an aggregate cost of $100 million and $170 million, respectively. In 2009 and 2008, we repurchased and retired 377,372 shares and 1,363,436 shares, respectively, under the anti-dilutive program at an aggregate cost of $16 million and $86 million, respectively.

In May 2007, our Board of Directors authorized a $200 million share repurchase program over a period not to exceed two years. This program was completed during the third quarter of 2007 and we repurchased and retired 3,713,783 shares at an aggregate cost of $200 million.

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

21.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

						Accumulated
	Currency				Unrealized	Other
	Translation	Net Actuarial	Prior Service	Transition	Gain (Loss)	Comprehensive
	Adjustments	Loss(1)	Credit(1)	Obligation(1)	on Derivatives	Loss
	(In thousands)

January 1, 2007	$54,847	(216,470)	14,979	114	36	(146,494)
Amortization	—	13,280	(1,988)	(23)	—	11,269
Pension curtailment	—	10,510	—	—	—	10,510
Current period change(2)	62,051	31,839	—	—	(52)	93,838

December 31, 2007	116,898	(160,841)	12,991	91	(16)	(30,877)
Amortization	—	4,350	(1,765)	(21)	—	2,564
Pension curtailment	—	1,031	(2,318)	—	—	(1,287)
Current period change	(180,819)	(333,689)	—	—	(119)	(514,627)

December 31, 2008	(63,921)	(489,149)	8,908	70	(135)	(544,227)
Amortization	—	15,855	(1,550)	(18)	—	14,287
Pension curtailment	—	(12,182)	124	—	—	(12,058)
Realized currency translation loss, net(3)	14,212	—	—	—	—	14,212
Current period change	82,687	66,031	—	—	149	148,867

December 31, 2009	$32,978	(419,445)	7,482	52	14	(378,919)

(1)	Amounts pertain to our pension and (or) postretirement benefit plans.

(2)	The 2007 currency translation adjustment amount includes a $9 million tax benefit from the settlement of our cross-currency swap.

(3)	Amount pertains to liquidation of our investments in several discontinued operations.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22.	EARNINGS PER SHARE INFORMATION

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Years ended December 31
	2009	2008	2007
	(In thousands, except
	per share amounts)

Earnings per share — Basic:
Earnings from continuing operations	$90,117	257,579	251,779
Less: Distributed and undistributed earnings allocated to nonvested stock	(964)	(2,353)	(1,570)

Earnings from continuing operations available to common shareholders — Basic	$89,153	255,226	250,209

Weighted average common shares outstanding — Basic	55,035	56,204	59,324

Earnings from continuing operations per common share — Basic	$1.62	4.54	4.22

Earnings per share — Diluted:
Earnings from continuing operations	$90,117	257,579	251,779
Less: Distributed and undistributed earnings allocated to nonvested stock	(964)	(2,341)	(1,561)

Earnings from continuing operations available to common shareholders — Diluted	$89,153	255,238	250,218

Weighted average common shares outstanding — Basic	55,035	56,204	59,324
Effect of dilutive options	59	335	404

Weighted average common shares outstanding — Diluted	55,094	56,539	59,728

Earnings from continuing operations per common share — Diluted	$1.62	4.51	4.19

Anti-dilutive equity awards not included above	2,632	1,109	871

23.	SHARE-BASED COMPENSATION PLANS

The following table provides information on share-based compensation expense and income tax benefits recognized in 2009, 2008 and 2007:

	Years ended December 31
	2009	2008	2007
	(In thousands)

Stock option and stock purchase plans	$9,887	10,617	9,717
Nonvested stock	6,517	6,459	7,037

Share-based compensation expense	16,404	17,076	16,754
Income tax benefit	(5,412)	(5,673)	(5,608)

Share-based compensation expense, net of tax	$10,992	11,403	11,146

Total unrecognized pre-tax compensation expense related to share-based compensation arrangements at December 31, 2009 was $22 million and is expected to be recognized over a weighted-average period of approximately 1.7 years. The total fair value of equity awards vested during the years ended December 31, 2009, 2008, and 2007 was $14 million, $14 million, and $15 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share-Based Incentive Awards

Share-based incentive awards are provided to employees under the terms of six share-based compensation plans (collectively, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money stock options and nonvested stock. The amount of shares authorized to be issued under the Plans was 8.0 million at December 31, 2009. There were 4.1 million unused shares available to be granted under the Plans as of December 31, 2009.

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

Restricted stock awards are nonvested stock rights that are granted to employees and entitle the holder to shares of common stock as the award vests. Participants are entitled to non-forfeitable dividend equivalents on such awarded shares, but the sale or transfer of these shares is restricted during the vesting period. Time-vested restricted stock rights typically vest in three years regardless of company performance. The fair value of the time-vested awards is determined and fixed on the grant date based on Ryder’s stock price on the date of grant. Market-based restricted stock awards include a market-based vesting provision. For the 2009 grant, employees only receive the grant of stock if Ryder’s cumulative average total shareholder return (TSR) at least meets the S&P 500 cumulative average TSR over an applicable three-year period. For the grants issued prior to 2009, employees only receive the grant of stock if Ryder’s total shareholder return (TSR) at least meets the S&P 500 TSR over an applicable three-year period. The fair value of the market-based awards is determined on the date of grant and is based on the likelihood of Ryder achieving the market-based condition. Expense on the market-based restricted stock awards is recognized regardless of whether the awards vest.

Employees granted market-based restricted stock rights also received market-based cash awards. The cash awards granted during 2009 and 2008 have the same vesting provisions as the market-based restricted stock rights except that Ryder’s TSR must at least meet the TSR of the 33rd percentile of the S&P 500. The cash awards granted in 2007 are expected to approximate the amount of the tax liability relating to the vesting of the restricted stock awards and will vest on the same date as the market-based restricted stock awards. The cash awards are accounted for as liability awards as the cash settlement amount is based upon the price of our common stock. As a result, the liability is adjusted to reflect fair value at the end of each reporting period. The fair value of the cash awards was estimated using a lattice-based option pricing valuation model that incorporates a Monte-Carlo simulation. The liability related to the cash awards was $4 million at both December 31, 2009 and 2008. In addition to the share-based compensation expense noted in the previous table, we recognized compensation expense of $2 million, $3 million, and $0.1 million during the years ended December 31, 2009, 2008, and 2007, respectively, related to cash awards.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Option Awards

The following is a summary of option activity under our stock option plans as of December 31, 2009, and changes during the year ended December 31, 2009:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)

Options outstanding at January 1	2,418	$47.34
Granted	922	32.75
Exercised	(96)	19.85
Forfeited or expired	(215)	48.35

Options outstanding at December 31	3,029	$43.70	4.3	$11,024

Vested and expected to vest at December 31	2,937	$44.04	4.2	$9,641

Exercisable at December 31	1,558	$45.00	3.0	$3,192

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

Information about options in various price ranges at December 31, 2009 follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average Exercise		Average Exercise
Price Ranges	Shares	Contractual Term	Price	Shares	Price
	(In thousands)	(In years)		(In thousands)

Less than $35.00	969	5.6	$31.35	100	$19.95
35.00-40.00	212	1.6	37.00	212	37.00
40.00-45.00	708	2.8	43.46	700	43.48
45.00 and over	1,140	4.6	55.46	546	54.64

Total	3,029	4.3	$43.70	1,558	$45.00

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Awards

The following is a summary of the status of Ryder’s nonvested stock awards as of December 31, 2009 and changes during the year ended December 31, 2009:

	Time-Vested		Market-Based Vested
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
	(In thousands)		(In thousands)

Nonvested stock outstanding at January 1	276	$53.84	266	$36.55
Granted	60	32.44	201	16.49
Vested	(48)	51.82	(72)	25.59
Forfeited	(30)	52.87	(31)	33.40

Nonvested stock outstanding at December 31	258	$49.32	364	$29.13

Stock Purchase Plan

Ryder maintains an Employee Stock Purchase Plan (ESPP), which enables eligible participants in the U.S. and Canada to purchase full or fractional shares of Ryder common stock through payroll deductions of up to 15% of eligible compensation. The ESPP provides for quarterly offering periods during which shares may be purchased at 85% of the fair market value on either the first or the last trading day of the quarter, whichever is less. Stock purchased under the ESPP must generally be held for 90 days. The amount of shares authorized to be issued under the existing ESPP was 2.7 million at December 31, 2009. There were 0.3 million unused shares available to be granted under the ESPP at December 31, 2009.

The following table summarizes the status of Ryder’s stock purchase plan:

Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)

Outstanding at January 1	—	$—
Granted	239	25.42
Exercised	(239)	25.42
Forfeited or expired	—	—

Outstanding at December 31	—	$—	—	$—

Exercisable at December 31	—	$—	—	$—

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

The following table presents the weighted-average assumptions used for options granted:

	Years ended December 31
	2009	2008	2007

Option plans:
Expected dividends	1.5%	1.6%	1.6%
Expected volatility	46.4%	31.9%	26.9%
Risk-free rate	2.8%	2.4%	4.8%
Expected term	3.1 years	3.7 years	3.9 years
Grant-date fair value	$9.26	$14.00	$12.82
Purchase plan:
Expected dividends	2.8%	1.6%	1.6%
Expected volatility	67.6%	45.7%	25.0%
Risk-free rate	0.2%	1.9%	4.7%
Expected term	0.25 years	0.25 years	0.25 years
Grant-date fair value	$9.43	$14.00	$10.40

Exercise of Employee Stock Options and Purchase Plans

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007 was $2 million, $29 million, and $17 million, respectively. The total cash received from employees as a result of exercises under all share-based employee compensation arrangements for the years ended December 31, 2009, 2008, and 2007 was $7 million, $55 million, and $42 million, respectively. In connection with these exercises, the tax benefits realized from share-based employee compensation arrangements were $0.4 million, $8 million, and $5 million for the years ended December 31, 2009, 2008, and 2007, respectively.

24.	EMPLOYEE BENEFIT PLANS

Pension Plans

Ryder historically sponsored several defined benefit pension plans covering most employees not covered by union-administered plans, including certain employees in foreign countries. These plans generally provided participants with benefits based on years of service and career-average compensation levels. The funding policy for these plans were to make contributions based on annual service costs plus amortization of unfunded past service liability, but not greater than the maximum allowable contribution deductible for federal income tax purposes. We may, from time to time, make voluntary contributions to our pension plans, which exceed the amount required by statute. The majority of the plans’ assets are invested in a master trust that, in turn, is invested primarily in listed stocks and bonds. As discussed under Pension Curtailments, we have frozen all of our major defined benefit pension plans.

Ryder has a non-qualified supplemental pension plan covering certain U.S. employees, which provides for incremental pension payments from Ryder’s funds so that total pension payments equal the amounts that would have been payable from Ryder’s principal pension plans if it were not for limitations imposed by income tax regulations. The accrued pension liability related to this plan was $37 million at both December 31, 2009 and 2008.

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

Pension Expense

Pension expense for continuing operations was as follows:

	Years ended December 31
	2009	2008	2007
	(In thousands)

Company-administered plans:
Service cost	$21,022	25,162	37,689
Interest cost	93,008	92,468	86,614
Expected return on plan assets	(74,925)	(120,627)	(118,529)
Curtailment loss (gain)	58	(3,607)	—
Amortization of:
Transition obligation	(25)	(29)	(32)
Net actuarial loss	24,028	5,947	19,400
Prior service credit	(2,192)	(2,524)	(2,898)

	60,974	(3,210)	22,244
Union-administered plans	5,256	4,886	4,843

Net pension expense	$66,230	1,676	27,087

Company-administered plans:
U.S.	$50,863	(5,568)	11,182
Foreign	10,111	2,358	11,062

	60,974	(3,210)	22,244
Union-administered plans	5,256	4,886	4,843

	$66,230	1,676	27,087

The following table sets forth the weighted-average actuarial assumptions used for Ryder’s pension plans in determining annual pension expense:

	U.S. Plans			Foreign Plans
	Years ended December 31			Years ended December 31
	2009	2008	2007	2009	2008	2007

Discount rate	6.25%	6.35%	6.00%	6.81%	5.66%	4.84%
Rate of increase in compensation levels	4.00%	4.00%	4.00%	4.24%	4.13%	3.33%
Expected long-term rate of return on plan assets	7.90%	8.40%	8.50%	7.15%	7.50%	7.50%
Transition amortization in years	—	—	—	2	4	5
Gain and loss amortization in years	27	28	8	17	11	8

The return on plan assets assumption reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plans. The expected long-term rate of return is

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

adjusted when there are fundamental changes in expected returns or in asset allocation strategies of the plan assets.

Pension Curtailments

Over the past few years, we have made the following major amendments to our defined benefit retirement plans:

•	In July 2009, our Board of Directors approved an amendment to freeze our United Kingdom (UK) retirement plan for all participants effective March 31, 2010.

•	In July 2008, our Board of Directors approved an amendment to freeze the defined benefit portion of our Canadian retirement plan effective January 1, 2010 for current participants who do not meet certain grandfathering criteria.

•	In January 2007, our Board of Directors approved the amendment to freeze the U.S. pension plans effective December 31, 2007 for current participants who did not meet certain grandfathering criteria.

As a result of these amendments, non-grandfathered plan participants will cease accruing benefits under the plan as of the respective amendment effective date and will begin receiving an enhanced benefit under a defined contribution plan. All retirement benefits earned as of the amendment effective date will be fully preserved and will be paid in accordance with the plan and legal requirements. The freeze of the Canadian defined benefit plan created a pre-tax curtailment gain in 2008 of $4 million. There was no material impact to our financial condition and operating results from the other plan amendments in 2009 or 2007.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Obligations and Funded Status

The following table sets forth the benefit obligations, assets and funded status associated with Ryder’s pension and supplemental pension plans:

	December 31
	2009	2008
	(In thousands)

Change in benefit obligations:
Benefit obligations at January 1	$1,477,485	1,522,482
Service cost, including discontinued operations	21,405	26,601
Interest cost	93,008	92,468
Actuarial loss (gain)	58,236	(24,446)
Benefits paid	(67,335)	(58,653)
Curtailment	(7,677)	(1,033)
Foreign currency exchange rate changes	28,438	(79,934)

Benefit obligations at December 31	1,603,560	1,477,485

Change in plan assets:
Fair value of plan assets at January 1	975,540	1,521,387
Actual return on plan assets	213,768	(428,573)
Employer contribution	130,931	20,694
Participants’ contributions	1,303	1,827
Benefits paid	(67,335)	(58,653)
Foreign currency exchange rate changes	28,675	(81,142)

Fair value of plan assets at December 31	1,282,882	975,540

Funded status	$(320,678)	(501,945)

Amounts recognized in the consolidated balance sheets consisted of:

	December 31
	2009	2008
	(In thousands)

Noncurrent asset	$10,588	5,270
Current liability	(2,695)	(2,501)
Noncurrent liability	(328,571)	(504,714)

Net amount recognized	$(320,678)	(501,945)

Amounts recognized in accumulated other comprehensive loss (pre-tax) consisted of:

	December 31
	2009	2008
	(In thousands)

Transition obligation	$(76)	(101)
Prior service credit	(9,886)	(11,905)
Net actuarial loss	638,385	750,325

Net amount recognized	$628,423	738,319

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2010, we expect to recognize approximately $2 million of the prior service credit and $19 million of the net actuarial loss as a component of pension expense.

The following table sets forth the weighted-average actuarial assumptions used for Ryder’s pension plans in determining funded status:

	U.S. Plans		Foreign Plans
	December 31		December 31
	2009	2008	2009	2008

Discount rate	6.20%	6.25%	5.93%	6.77%
Rate of increase in compensation levels	4.00%	4.00%	3.54%	4.04%

At December 31, 2009 and 2008, our pension obligations (accumulated benefit obligations (ABO) and projected benefit obligations (PBO)) greater than the fair value of related plan assets for our U.S. and foreign plans were as follows:

	U.S. Plans		Foreign Plans		Total
	December 31		December 31		December 31
	2009	2008	2009	2008	2009	2008
	(In thousands)

Accumulated benefit obligations	$1,254,161	1,215,254	313,470	218,467	1,567,631	1,433,721
Plans with ABO in excess of plan assets:
PBO	$1,287,929	1,249,751	6,406	5,157	1,294,335	1,254,908
ABO	$1,254,161	1,215,254	5,664	4,436	1,259,825	1,219,690
Fair value of plan assets	$963,068	747,694	—	—	963,068	747,694
Plans with PBO in excess of plan assets:
PBO	$1,287,929	1,249,751	6,406	5,157	1,294,335	1,254,908
ABO	$1,254,161	1,215,254	5,664	4,436	1,259,825	1,219,690
Fair value of plan assets	$963,068	747,694	—	—	963,068	747,694

Plan Assets

Ryder’s pension investment strategy is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits. The plans utilize several investment strategies, including actively and passively managed equity and fixed income strategies. The investment policy establishes a target allocation for each asset class. Deviations between actual pension plan asset allocations and targeted asset allocations may occur as a result of investment performance during a month. Rebalancing of our pension plan asset portfolios is evaluated each month based on the prior month’s ending balances and rebalanced if actual allocations exceed an acceptable range. Our U.S. plans account for approximately 75% of Ryder’s total pension plan assets. The target allocations for our U.S. plans are 65% equity securities, 30% fixed income and 5% to all other types of investments. Equity securities primarily include investments in large-cap and mid-cap companies primarily in the United States and both domestic and international mutual funds. Fixed income securities include corporate bonds, U.S. Treasuries, mutual funds and other fixed income investments, primarily mortgage-backed securities. Other types of investments include private equity funds. The target allocations for our international plans are 67% equity securities and 33% fixed income. Equity and fixed income securities in our international plans include actively and passively managed mutual funds.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the fair value of each major category of pension plan assets and the level of inputs used to measure fair value as of December 31, 2009:

	Fair Value Measurements at
	December 31, 2009
Asset Category	Total	Level 1	Level 2	Level 3
	(In thousands)

Cash(1)	$102,389	102,389	—	—
Equity Securities:
U.S. companies	72,881	72,881	—	—
U.S. mutual funds	412,386	—	412,386	—
Foreign mutual funds	321,633	—	321,633	—
Fixed income securities:
Corporate bonds	38,726	38,726	—	—
Mutual funds	306,355	—	306,355	—
Other (primarily mortgage-backed securities)	9,321	—	9,321	—
Private equity funds	19,191	—	—	19,191

Total	$1,282,882	213,996	1,049,695	19,191

(1)	We made voluntary pension contributions at the end of December 2009 of $102 million, which had not yet been invested in target asset classes.

The following is a description of the valuation methodologies used for our pension assets as well as the level of input used to measure fair value:

Cash and cash equivalents — These investments are short term investment funds that invest in government securities that have a maturity of 90 days or less. Fair values for these investments were based on quoted prices in active markets and were therefore classified within Level 1 of the fair value hierarchy.

Equity securities — These investments include common and preferred stocks and index mutual funds that track U.S. and foreign indices. Fair values for the common and preferred stocks were based on quoted prices in active markets and were therefore classified within Level 1 of the fair value hierarchy. The mutual funds were valued at the unit prices established by the funds’ sponsors based on the fair value of the assets underlying the funds. Since the units of the funds are not actively traded, the fair value measurements have been classified within Level 2 of the fair value hierarchy.

Fixed income securities — These investments include investment grade bonds of U.S. issuers from diverse industries, index mutual funds that track the Barclays Aggregate Index and other fixed income investments (primarily mortgage-backed securities). Fair values for the corporate bonds were based on quoted prices in active markets and were therefore classified within Level 1 of the fair value hierarchy. The mutual funds were valued at the unit prices established by the funds’ sponsors based on the fair value of the assets underlying the funds. Since the units of the funds are not actively traded, the fair value measurements have been classified within Level 2 of the fair value hierarchy. The other investments are not actively traded and fair values are estimated using bids provided by brokers, dealers or quoted prices of similar securities with similar characteristics or pricing models. Therefore, the other investments have been have been classified within Level 2 of the fair value hierarchy.

Private equity funds — These investments represent limited partnership interests in private equity funds. The partnership interests are valued by the general partners based on the underlying assets in each fund. The limited partnership interests are valued using unobservable inputs and have been classified within Level 3 of the fair value hierarchy.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents a summary of changes in the fair value of the pension plans’ Level 3 assets for the year ended December 31, 2009:

(In thousands)

Beginning balance at January 1, 2009	$24,333
Return on plan assets:
Relating to assets still held at the reporting date	(6,265)
Relating to assets sold during the period	2,420
Purchases, sales, settlements and expenses	(1,297)

Ending balance at December 31, 2009	$19,191

The following table details pension benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter:

(In thousands)

2010	$73,324
2011	77,478
2012	82,135
2013	87,267
2014	92,141
2015-2019	539,642

For 2010, pension contributions to Ryder’s pension plans are estimated to be $17 million.

Savings Plans

U.S. employees who do not actively participate in our U.S. pension plans are eligible to participate in an enhanced Savings Plan (Enhanced Savings Plan). The Enhanced Savings Plan provides for (i) a company contribution even if employees do not make contributions, (ii) a company match of employee contributions of eligible pay, subject to IRS limits and (iii) a discretionary company match based on our performance. Our original Savings Plan only provided for a discretionary company match based on our performance. Savings plan costs totaled $22 million in 2009, $29 million in 2008, and $9 million in 2007.

Deferred Compensation and Long-Term Compensation Plans

We have deferred compensation plans that permit eligible U.S. employees, officers and directors to defer a portion of their compensation. The deferred compensation liability, including Ryder matching amounts and accumulated earnings, totaled $22 million and $20 million at December 31, 2009 and 2008, respectively.

We also had long-term incentive compensation plans under which the Compensation Committee of the Board of Directors was authorized to reward key executives with additional compensation contingent upon attainment of critical business objectives. Long-term awards were made from 2002 to 2005. In 2006, the Compensation Committee decided to allocate more of our executive officers long-term compensation from cash to equity. As a result, the Compensation Committee ceased granting long-term cash awards. For the 2005 plan year, performance was measured based on achieving certain levels of net operating revenue growth, earnings per common share growth and return on capital over an approximate three-year period, and not on an annual basis. If certain performance levels were achieved, the amounts earned under the plan vested six months subsequent to the end of the plan’s cycle. Compensation expense under the plans was recognized in earnings over the vesting period. Total compensation expense recognized under the plans was $0.5 million in 2008, and $0.2 million in 2007. During 2009, no compensation expense was recognized under the plans.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Ryder has established grantor trusts (Rabbi Trusts) to provide funding for benefits payable under the supplemental pension plan, deferred compensation plans and long-term incentive compensation plans. The assets held in the trusts at December 31, 2009 and 2008 amounted to $22 million and $19 million, respectively. The Rabbi Trusts’ assets consist of short-term cash investments and a managed portfolio of equity securities, including Ryder’s common stock. These assets, except for the investment in Ryder’s common stock, are included in “Direct financing leases and other assets” because they are available to the general creditors of Ryder in the event of Ryder’s insolvency. The equity securities are classified as trading securities and stated at fair value. Both realized and unrealized gains and losses are included in “Miscellaneous (income) expense, net.” The Rabbi Trusts’ investment of $2 million in Ryder’s common stock, at both December 31, 2009 and 2008 is reflected at historical cost and recorded against shareholders’ equity.

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

Total postretirement benefit expense was as follows:

	Years ended December 31
	2009	2008	2007
	(In thousands)

Service cost	$1,455	1,437	1,476
Interest cost	2,828	2,727	2,576
Amortization of:
Net actuarial loss	637	743	837
Prior service credit	(231)	(231)	(231)

Postretirement benefit expense	$4,689	4,676	4,658

U.S.	$3,537	3,776	3,731
Foreign	1,152	900	927

	$4,689	4,676	4,658

The following table sets forth the weighted-average discount rates used in determining annual postretirement benefit expense:

	U.S. Plan			Foreign Plan
	Years ended December 31			Years ended December 31
	2009	2008	2007	2009	2008	2007

Discount rate	6.25%	6.35%	6.00%	6.75%	5.25%	5.00%

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Ryder’s postretirement benefit plans are not funded. The following table sets forth the benefit obligations associated with Ryder’s postretirement benefit plans:

	December 31
	2009	2008
	(In thousands)

Benefit obligations at January 1	$46,377	44,292
Service cost	1,455	1,437
Interest cost	2,828	2,727
Actuarial (gain) loss	(171)	2,588
Benefits paid	(2,292)	(3,378)
Foreign currency exchange rate changes	1,132	(1,289)

Benefit obligations at December 31	$49,329	46,377

Amounts recognized in the consolidated balance sheets consisted of:

	December 31
	2009	2008
	(In thousands)

Current liability	$(3,214)	(3,350)
Noncurrent liability	(46,115)	(43,027)

Amount recognized	$(49,329)	(46,377)

Amounts recognized in accumulated other comprehensive loss (pre-tax) consisted of:

	December 31
	2009	2008
	(In thousands)

Prior service credit	$(2,000)	(2,231)
Net actuarial loss	12,074	12,816

Net amount recognized	$10,074	10,585

In 2010, we expect to recognize approximately $0.2 million of the prior service credit and $0.6 million of the net actuarial loss as a component of total postretirement benefit expense.

Our annual measurement date is December 31 for both U.S. and foreign postretirement benefit plans. Assumptions used in determining accrued postretirement benefit obligations were as follows:

	U.S. Plan		Foreign Plan
	December 31		December 31
	2009	2008	2009	2008

Discount rate	6.20%	6.25%	6.00%	6.75%
Rate of increase in compensation levels	4.00%	4.00%	3.50%	3.50%
Healthcare cost trend rate assumed for next year	8.00%	8.50%	8.50%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.60%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2015	2017	2017

Changing the assumed healthcare cost trend rates by 1% in each year would not have a material effect on the accumulated postretirement benefit obligation at December 31, 2009 or annual postretirement benefit expense for 2009.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details other postretirement benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter:

(In thousands)

2010	$3,214
2011	3,518
2012	3,627
2013	3,894
2014	4,071
2015-2019	21,139

25.	ENVIRONMENTAL MATTERS

Our operations involve storing and dispensing petroleum products, primarily diesel fuel, regulated under environmental protection laws. These laws require us to eliminate or mitigate the effect of such substances on the environment. In response to these requirements, we continually upgrade our operating facilities and implement various programs to detect and minimize contamination. In addition, we have received notices from the Environmental Protection Agency (EPA) and others that we have been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, the Superfund Amendments and Reauthorization Act and similar state statutes and may be required to share in the cost of cleanup of 17 identified disposal sites.

Our environmental expenses which are presented within “Operating expense” in our Consolidated Statements of Earnings, consist of remediation costs as well as normal recurring expenses such as licensing, testing and waste disposal fees. These expenses totaled $8 million, $9 million, and $7 million, in 2009, 2008, and 2007, respectively. The carrying amount of our environmental liabilities was $15 million at both December 31, 2009 and 2008. Capital expenditures related to our environmental programs totaled approximately $4 million, $3 million, and $2 million in 2009, 2008, and 2007, respectively. Our asset retirement obligations related to fuel tanks to be removed are not included above and are recorded within “Accrued expenses” and “Other non-current liabilities” in our Consolidated Balance Sheets.

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

26.	OTHER ITEMS IMPACTING COMPARABILITY

Our primary measure of segment performance excludes certain items we do not believe are representative of the ongoing operations of the segment. Excluding these items from our segment measure of performance allows for better year over year comparison.

2009

In the fourth quarter of 2008, we were notified that a significant customer in Singapore would not renew their contract, which was set to expire in 2009. The notification required us to assess the recoverability of the facility used in this customer’s operation. During the fourth quarter of 2008, we recorded an impairment charge to reduce the carrying value of the facility to its fair value. Conditions in the real estate market in

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Singapore continued to deteriorate during the first quarter of 2009. As a result, we recorded an additional pre-tax impairment charge of $4 million to write-down the facility to its estimated fair value during the first quarter of 2009. During the fourth quarter of 2009, we recorded an additional pre-tax impairment charge of $3 million to reflect the impact of the continued deterioration in the real estate market. The charges were recorded within “Depreciation expense” in our Consolidated Statements of Earnings.

2008

As mentioned above, in the fourth quarter of 2008, we were notified that a significant customer in Singapore would not renew their contract, which was set to expire in 2009. The notification triggered an impairment analysis, which required us to assess the recoverability of the facility used in this customer’s operation. We concluded that the carrying value of the facility was not recoverable and that the carrying value exceeded the fair value. Consequently, we recorded a pre-tax impairment charge of $2 million to write the carrying value of the facility down to fair value. The charge was recorded within “Depreciation expense” in the accompanying Consolidated Statements of Earnings.

2007

In the third quarter of 2007, we completed the sale of a FMS property located in Nevada for $12 million in cash. In conjunction with this sale, we entered into a lease agreement with the purchaser to lease back the property until we relocated to another property. The terms of the leaseback met the criteria for a “normal leaseback” and full gain recognition. For the year ended December 31, 2007, the gain on the sale of the property of $10 million was included in “Miscellaneous (income) expense, net” in the accompanying Consolidated Statements of Earnings.

27.	OTHER MATTERS

We are a party to various claims, complaints and proceedings arising in the ordinary course of business including but not limited to those relating to litigation matters, environmental matters, risk management matters (e.g. vehicle liability, workers’ compensation, etc.) and administrative assessments primarily associated with operating taxes. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. It is not possible at this time for us to determine fully the effect of all unasserted claims and assessments on our consolidated financial condition, results of operations or liquidity; however, to the extent possible, where unasserted claims can be estimated and where such claims are considered probable we have recorded a liability. Litigation is subject to many uncertainties, and the outcome of any individual litigated matter is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings could be decided unfavorably to Ryder. Although the final resolution of any such matters could have a material effect on our consolidated operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, we believe that any resulting liability should not materially affect our consolidated financial position.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

28.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	Years ended December 31
	2009	2008	2007
	(In thousands)

Interest paid	$144,998	141,406	154,261
Income taxes (refunded) paid	(15,452)	26,142	57,991
Changes in accounts payable related to purchases of revenue earning equipment	(40,551)	34,935	(122,400)
Revenue earning equipment acquired under capital leases	1,949	1,430	10,920

29.	SEGMENT REPORTING

Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. We operate in three reportable business segments: (1) FMS, which provides full service leasing, contract maintenance, contract-related maintenance and commercial rental of trucks, tractors and trailers to customers, principally in the U.S., Canada and the U.K.; (2) SCS, which provides comprehensive supply chain consulting including distribution and transportation services throughout North America and in Asia; and (3) DCC, which provides vehicles and drivers as part of a dedicated transportation solution in the U.S.

Our primary measurement of segment financial performance, defined as “Net Before Taxes” (NBT) from continuing operations, includes an allocation of CSS and excludes restructuring and other charges, net described in Note 5, “Restructuring and Other Charges” and excludes the items discussed in Note 26, “Other Items Impacting Comparability.” CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal and corporate communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation. CSS costs attributable to the business segments are predominantly allocated to FMS, SCS and DCC as follows:

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Business segment revenue and NBT from continuing operations is as follows:

	Years ended December 31
	2009	2008	2007
	(In thousands)

Revenue:
Fleet Management Solutions:
Full service lease	$1,851,713	1,891,138	1,815,051
Contract maintenance	155,638	153,981	158,209

Contractual revenue	2,007,351	2,045,119	1,973,260
Contract-related maintenance	162,499	192,763	180,780
Commercial rental	414,144	530,072	546,790
Other	66,511	77,849	77,680
Fuel services revenue	625,882	1,175,855	978,794

Total Fleet Management Solutions from external customers	3,276,387	4,021,658	3,757,304
Inter-segment revenue	291,449	432,593	409,997

Fleet Management Solutions	3,567,836	4,454,251	4,167,301
Supply Chain Solutions from external customers	1,139,911	1,429,632	2,038,186
Dedicated Contract Carriage from external customers	470,956	547,751	567,640
Eliminations	(291,449)	(432,593)	(409,997)

Total revenue	$4,887,254	5,999,041	6,363,130

NBT:
Fleet Management Solutions	$140,400	395,909	370,503
Supply Chain Solutions	35,700	56,953	60,229
Dedicated Contract Carriage	37,643	49,628	47,409
Eliminations	(21,058)	(31,803)	(31,248)

	192,685	470,687	446,893
Unallocated Central Support Services	(35,834)	(38,302)	(44,004)
Restructuring and other charges, net and other items(1)	(13,082)	(23,097)	(685)

Earnings before income taxes from continuing operations	$143,769	409,288	402,204

(1)	See Note 26, “Other Items Impacting Comparability,” for a discussion of items, in addition to restructuring and other charges, net that are excluded from our primary measure of segment performance.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth share-based compensation, depreciation expense, gains on vehicle sales, net, other non-cash charges (credits), net, interest expense (income), capital expenditures and total assets for the years ended December 31, 2009, 2008 and 2007 as provided to the chief operating decision-maker for each of Ryder’s reportable business segments:

	FMS	SCS	DCC	CSS	Eliminations	Total
	(In thousands)

2009
Share-based compensation expense	$4,692	3,295	480	7,937	—	16,404
Depreciation expense (1)	$850,214	28,692	1,335	975	—	881,216
Gains on vehicles sales, net	$(12,282)	(10)	—	—	—	(12,292)
Other non-cash charges, net(2)	$14,017	710	15	26,559	—	41,301
Interest expense (income)(3)	$144,605	1,707	(2,085)	115	—	144,342
Capital expenditures paid (4)	$635,135	8,550	1,436	6,832	—	651,953
Total assets	$5,809,086	366,920	105,484	116,632	(138,292)	6,259,830

2008
Share-based compensation expense	$5,749	3,011	432	7,884	—	17,076
Depreciation expense(1)	$809,681	24,101	1,619	748	—	836,149
Gains on vehicles sales, net	$(38,974)	(46)		—	—	(39,020)
Other non-cash charges (credits), net(2)	$16,710	2,243	(3)	6,313	—	25,263
Interest expense (income)(3)	$155,436	12	(2,914)	(86)	—	152,448
Capital expenditures paid(4)	$1,181,006	33,177	3,476	12,742	—	1,230,401
Total assets	$6,204,130	421,572	110,552	136,396	(183,142)	6,689,508

2007
Share-based compensation expense	$4,940	3,436	400	7,978	—	16,754
Depreciation expense(1)	$791,112	17,170	1,613	649	—	810,544
Gains on vehicle sales, net	$(43,732)	(358)	—	—	—	(44,090)
Other non-cash charges (credits), net(2)	$3,273	749	(2)	10,975	—	14,995
Interest expense (income)(3)	$158,261	912	(3,334)	131	—	155,970
Capital expenditures paid(4)	$1,273,140	21,752	846	8,295	—	1,304,033
Total assets	$6,212,038	557,581	129,068	87,362	(131,400)	6,854,649

(1)	Depreciation expense associated with CSS assets was allocated to business segments based upon estimated and planned asset utilization. Depreciation expense totaling $12 million, $13 million, and $12 million during 2009, 2008, and 2007, respectively, associated with CSS assets was allocated to other business segments.

(2)	Includes amortization expense and impairment of goodwill.

(3)	Interest expense was primarily allocated to the FMS segment since such borrowings were used principally to fund the purchase of revenue earning equipment used in FMS; however, interest expense (income) was also reflected in SCS and DCC based on targeted segment leverage ratios.

(4)	Excludes FMS and SCS acquisition payments of $89 million, $247 million, and $75 million in 2009, 2008, and 2007, respectively, comprised primarily of long-lived assets. See Note 3, “Acquisitions,” for additional information.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Geographic Information

	Years ended December 31
	2009	2008	2007
	(In thousands)

Revenue:
United States	$4,126,973	5,058,954	5,243,185

Foreign:
Canada	424,148	485,219	646,400
Europe	223,879	290,697	316,116
Mexico	97,649	140,543	136,124
Asia	14,605	23,628	21,305

	760,281	940,087	1,119,945

Total	$4,887,254	5,999,041	6,363,130

Long-lived assets:
United States	$3,985,166	4,343,687	4,051,517

Foreign:
Canada	478,091	462,140	545,545
Europe	232,320	256,563	350,338
Mexico	16,832	18,497	22,672
South America	531	14,147	28,599
Asia	9,629	17,006	21,454

	737,403	768,353	968,608

Total	$4,722,569	5,112,040	5,020,125

Certain Concentrations

We have a diversified portfolio of customers across a full array of transportation and logistics solutions and across many industries. We believe this will help to mitigate the impact of adverse downturns in specific sectors of the economy. Our portfolio of full service lease and commercial rental customers is not concentrated in any one particular industry or geographic region. We derive a significant portion of our SCS revenue (approximately 42%, 47% and 59% in 2009, 2008 and 2007, respectively) from the automotive industry, mostly from manufacturers and suppliers of original equipment parts. Our largest customer, General Motors Corporation (GM), accounted for approximately 3%, 4% and 14% of consolidated revenue in 2009, 2008 and 2007, respectively. GM also accounted for approximately 13%, 16% and 44% of SCS total revenue in 2009, 2008 and 2007, respectively. Effective January 1, 2008, our contractual relationship for certain transportation management services changed, and we determined, after a formal review of the terms and conditions of the services, that we were acting as an agent in the arrangement. As a result, total revenue and subcontracted transportation expense decreased in 2008 due to the reporting of revenue net of subcontracted transportation expense. During 2007, revenue associated with this portion of the contract was $640 million.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

30.	QUARTERLY INFORMATION (UNAUDITED)

				Earnings from
				Continuing
		Earnings from		Operations per		Net Earnings per
		Continuing		Common Share		Common Share
	Revenue	Operations	Net Earnings	Basic	Diluted	Basic	Diluted
	(In thousands, except per share amounts)

2009
First quarter	$1,174,396	10,938	6,838	0.20	0.20	0.12	0.12
Second quarter	1,212,036	27,070	22,888	0.48	0.48	0.41	0.41
Third quarter	1,253,854	28,439	23,971	0.51	0.51	0.43	0.43
Fourth quarter	1,246,968	23,670	8,248	0.43	0.43	0.15	0.15

Full year	$4,887,254	90,117	61,945	1.62	1.62	1.11	1.11

2008
First quarter	$1,490,191	56,034	56,082	0.96	0.96	0.97	0.96
Second quarter	1,604,311	78,620	62,946	1.38	1.37	1.10	1.09
Third quarter	1,567,336	72,463	70,208	1.29	1.28	1.25	1.24
Fourth quarter	1,337,203	50,462	10,645	0.91	0.91	0.19	0.19

Full year	$5,999,041	257,579	199,881	4.54	4.51	3.52	3.50

Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per-share amounts for the quarters may not equal per-share amounts for the year.

See Note 4, “Discontinued Operations,” Note 5, “Restructuring and Other Charges,” and Note 26, “Other Items Impacting Comparability,” for items included in pre-tax earnings during 2009 and 2008.

Earnings in the fourth quarter of 2009 included an income tax benefit of $4 million, or $0.07 per diluted common share, associated with the reduction of deferred income taxes due to enacted changes in Ontario, Canada tax laws. Earnings in the third quarter of 2008 included an income tax benefit of $2 million, or $0.03 per diluted common share, associated with the reduction of deferred income taxes due to enacted changes in Massachusetts tax laws. Earnings in the fourth quarter of 2008 included an income tax benefit of $8 million, or $0.14 per diluted common share, due to reversal of reserves for uncertain tax positions as a result of the expiration of statutes of limitation in various jurisdictions.

RYDER SYSTEM, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E

		Additions
	Balance at		Transferred		Balance
	Beginning	Charged to	from Other		at End
Description	of Period	Earnings	Accounts(1)	Deductions(2)	of Period
	(In thousands)

2009
Accounts receivable allowance	$15,477	13,703	—	15,372	13,808
Direct finance lease allowance	$4,724	1,011	—	4,922	813
Self-insurance accruals(3)	$256,002	201,273	47,726	262,096	242,905
Reserve for residual value guarantees	$2,389	3,015	—	1,355	4,049
Valuation allowance on deferred tax assets	$34,549	4,443	—	2,419	36,573

2008
Accounts receivable allowance	$16,954	15,934	—	17,411	15,477
Direct finance lease allowance	$1,327	3,870	—	473	4,724
Self-insurance accruals(3)	$277,815	201,145	47,034	269,992	256,002
Reserve for residual value guarantees	$2,425	244	—	280	2,389
Valuation allowance on deferred tax assets	$21,741	12,903	—	95	34,549

2007
Accounts receivable allowance	$14,744	13,238	—	11,028	16,954
Direct finance lease allowance	$1,121	1,472	—	1,266	1,327
Self-insurance accruals(3)	$283,372	176,507	44,021	226,085	277,815
Reserve for residual value guarantees	$2,227	1,106	—	908	2,425
Valuation allowance on deferred tax assets	$20,475	(27)	—	(1,293)	21,741

(1)	Transferred from other accounts includes employee contributions made to the medical and dental self-insurance plans.

(2)	Deductions represent receivables written-off, lease termination payments, insurance claim payments during the period and net foreign currency translation adjustments.

(3)	Self-insurance accruals include vehicle liability, workers’ compensation, property damage, cargo and medical and dental, which comprise our self-insurance programs. Amount charged to earnings include favorable development in prior year selected loss development factors which benefited earnings by $1 million, $23 million, and $24 million in 2009, 2008, and 2007, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that at December 31, 2009, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Certified Public Accounting Firm thereon are set out in Item 8 of Part II of this Form 10-K Annual Report.

Changes in Internal Controls over Financial Reporting

During the three months ended December 31, 2009, there were no changes in Ryder’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect such internal control over financial reporting.

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

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(a)	The Ryder System, Inc. Restated Articles of Incorporation, dated November 8, 1985, as amended through May 18, 1990, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1990, are incorporated by reference into this report.
3	.1(b)	Articles of Amendment to Ryder System, Inc. Restated Articles of Incorporation, dated November 8, 1985, as amended, previously filed with the Commission on April 3, 1996 as an exhibit to Ryder’s Form 8-A are incorporated by reference into this report.
3.2		The Ryder System, Inc. By-Laws, as amended through December 15, 2009, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on December 21, 2009, are incorporated by reference into this report.
4.1		Ryder hereby agrees, pursuant to paragraph(b)(4)(iii) of Item 601 of Regulation S-K, to furnish the Commission with a copy of any instrument defining the rights of holders of long-term debt of Ryder, where such instrument has not been filed as an exhibit hereto and the total amount of securities authorized thereunder does not exceed 10% of the total assets of Ryder and its subsidiaries on a consolidated basis.
4	.2(a)	The Form of Indenture between Ryder System, Inc. and The Chase Manhattan Bank (National Association) dated as of June 1, 1984, filed with the Commission on November 19, 1985 as an exhibit to Ryder’s Registration Statement on Form S-3 (No. 33-1632), is incorporated by reference into this report.
4	.2(b)	The First Supplemental Indenture between Ryder System, Inc. and The Chase Manhattan Bank (National Association) dated October 1, 1987, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated by reference into this report.
4.3		The Form of Indenture between Ryder System, Inc. and The Chase Manhattan Bank (National Association) dated as of May 1, 1987, and supplemented as of November 15, 1990 and June 24, 1992, filed with the Commission on July 30, 1992 as an exhibit to Ryder’s Registration Statement on Form S-3 (No. 33-50232), is incorporated by reference into this report.
4.4		The Form of Indenture between Ryder System, Inc. and J.P. Morgan Trust Company (National Association) dated as of October 3, 2003 filed with the Commission on August 29, 2003 as an exhibit to Ryder’s Registration Statement on Form S-3 (No. 333-108391), is incorporated by reference into this report.
10	.1(b)	The form of Severance Agreement for executive officers effective as of January 1, 2000, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated by reference into this report.
10	.1(c)	The Ryder System, Inc. Executive Severance Plan, amended and restated effective as of January 1, 2009, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 11, 2009, is incorporated by reference into this report.
10	.1(d)	The form of Amended and Restated Severance Agreement for executive officers, effective as of December 19, 2008, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 11, 2009, is incorporated by reference into this report.
10	.4(a)	The Ryder System, Inc. 1980 Stock Incentive Plan, as amended and restated as of August 15, 1996, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated by reference into this report.
10	.4(b)	The form of Ryder System, Inc. 1980 Stock Incentive Plan, United Kingdom Section, dated May 4, 1995, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated by reference into this report.
10	.4(c)	The form of Ryder System, Inc. 1980 Stock Incentive Plan, United Kingdom Section, dated October 3, 1995, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated by reference into this report.
10	.4(f)	The Ryder System, Inc. 1995 Stock Incentive Plan, as amended and restated at May 4, 2001, previously filed with the Commission as an exhibit to Ryder’s report on Form 10-Q for the quarter ended September 30, 2001, is incorporated by reference into this report.

Exhibit
Number		Description

10	.4(g)	The Ryder System, Inc. 1995 Stock Incentive Plan, as amended and restated as of July 25, 2002, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated by reference into this report.
10	.4(h)	The Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission on March 30, 2005 as Appendix A to the Proxy Statement for the 2005 Annual Meeting of Shareholders of the Company is incorporated by reference into this report.
10	.4(i)	Terms and Conditions applicable to non-qualified stock options granted under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 14, 2007, are incorporated by reference into this report.
10	.4(j)	Terms and Conditions applicable to restricted stock rights granted under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on May 11, 2005, are incorporated by reference into this report.
10	.4(k)	Terms and Conditions applicable to restricted stock units granted under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on May 11, 2005, are incorporated by reference into this report.
10	.4(p)	Terms and Conditions applicable to performance-based restricted stock rights and related cash awards granted in 2007 under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 14, 2007, are incorporated by reference into this report.
10	.4(q)	Terms and Conditions applicable to performance-based restricted stock rights granted in 2008 under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 14, 2008, are incorporated by reference into this report.
10	.4(r)	Terms and Conditions applicable to annual incentive cash awards granted in 2009 under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 11, 2009, are incorporated by reference into this report.
10	.4(s)	Terms and Conditions applicable to performance-based restricted stock rights granted in 2009 under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 11, 2009, are incorporated by reference into this report.
10	.4(t)	Terms and Conditions applicable to performance-based cash awards granted in 2009 under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 11, 2009, are incorporated by reference into this report.
10	.5(b)	The Ryder System, Inc. Directors Stock Award Plan, as amended and restated at February 10, 2005, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference into this report.
10	.5(c)	The Ryder System, Inc. Directors Stock Plan, as amended and restated at May 7, 2004, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference into this report.
10	.6(a)	The Ryder System Benefit Restoration Plan, amended and restated effective January 2, 2005, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 11, 2009, is incorporated by reference into this report.
10.10		The Ryder System, Inc. Deferred Compensation Plan, effective as of January 1, 2009, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 11, 2009, is incorporated by reference to this report.
10.14		Global Revolving Credit Agreement dated as of April 30, 2009, by and among, Ryder System, Inc., certain subsidiaries of Ryder System, Inc., and the lenders and agents named therein, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on May 1, 2009, is incorporated by reference into this report.

Exhibit
Number	Description

21.1	List of subsidiaries of the registrant, with the state or other jurisdiction of incorporation or organization of each, and the name under which each subsidiary does business.
23.1	PricewaterhouseCoopers LLP consent to incorporation by reference in certain Registration Statements on Forms S-3 and S-8 of their report on Consolidated Financial Statements financial statement schedule and effectiveness of internal controls over financial reporting of Ryder System, Inc.
24.1	Manually executed powers of attorney for each of:

James S. Beard	John M. Berra
David I. Fuente	L. Patrick Hassey
Lynn M. Martin	Luis P. Nieto, Jr.
Eugene A. Renna	Abbie J. Smith
E. Follin Smith	Hansel E. Tookes, II

31.1	Certification of Gregory T. Swienton pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Robert E. Sanchez pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of Gregory T. Swienton and Robert E. Sanchez pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.

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

Date: February 12, 2010	RYDER SYSTEM, INC.

By: /s/ Gregory T. Swienton Gregory T. Swienton Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 12, 2010	By: /s/ Gregory T. Swienton
Gregory T. Swienton Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: February 12, 2010	By: /s/ Robert E. Sanchez
Robert E. Sanchez Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 12, 2010	By: /s/ Art A. Garcia
Art A. Garcia Senior Vice President and Controller (Principal Accounting Officer)

Date: February 12, 2010	By: James S. Beard*
James S. Beard Director

Date: February 12, 2010	By: John M. Berra*
John M. Berra Director

Date: February 12, 2010	By: David I. Fuente*
David I. Fuente Director

Date: February 12, 2010	By: L. Patrick Hassey*
L. Patrick Hassey Director

Date: February 12, 2010	By: Lynn M. Martin*
Lynn M. Martin Director

Date: February 12, 2010	By: Luis P. Nieto, Jr.*
Luis P. Nieto, Jr. Director

Date: February 12, 2010	By: Eugene A. Renna*
Eugene A. Renna Director

Date: February 12, 2010	By: Abbie J. Smith*
Abbie J. Smith Director

Date: February 12, 2010	By: E. Follin Smith*
E. Follin Smith Director

Date: February 12, 2010	By: Hansel E. Tookes, II*
Hansel E. Tookes, II Director

Date: February 12, 2010	*By: /s/ David Beilin
David Beilin Attorney-in-Fact