Form 10-Q
period 2010-03-31
RYDER SYSTEM INC
filed 2010-04-21
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES       ☑ NO
The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at March 31, 2010 was 52,989,869.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT
 i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended March 31,
	2010	2009
	(In thousands, except per share amounts)

Revenue	$1,219,938	1,174,396

Operating expense (exclusive of items shown separately)	577,614	534,535
Salaries and employee-related costs	304,712	301,213
Subcontracted transportation	60,337	41,182
Depreciation expense	211,005	221,585
Gains on vehicle sales, net	(4,518)	(3,403)
Equipment rental	16,455	15,339
Interest expense	33,336	38,137
Miscellaneous (income) expense, net	(1,495)	625
Restructuring and other charges, net	—	2,752

	1,197,446	1,151,965

Earnings from continuing operations before income taxes	22,492	22,431
Provision for income taxes	9,620	11,491

Earnings from continuing operations	12,872	10,940
Loss from discontinued operations, net of tax	(499)	(4,102)

Net earnings	$12,373	6,838

Earnings (loss) per common share — Basic
Continuing operations	$0.24	0.20
Discontinued operations	(0.01)	(0.08)

Net earnings	$0.23	0.12

Earnings (loss) per common share — Diluted
Continuing operations	$0.24	0.20
Discontinued operations	(0.01)	(0.08)

Net earnings	$0.23	0.12

Cash dividends declared and paid per common share	$0.25	0.23

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2010	2009
	(Dollars in thousands, except per
	share amount)
Assets:
Current assets:
Cash and cash equivalents	$115,127	$98,525
Receivables, net of allowance of $11,767 and $13,808, respectively	594,764	598,661
Inventories	50,700	50,146
Prepaid expenses and other current assets	126,512	133,041

Total current assets	887,103	880,373
Revenue earning equipment, net of accumulated depreciation of $3,060,262 and $3,013,179, respectively	4,184,838	4,178,659
Operating property and equipment, net of accumulated depreciation of $864,784 and $855,657, respectively	541,310	543,910
Goodwill	216,985	216,444
Intangible assets	38,723	39,120
Direct financing leases and other assets	393,719	401,324

Total assets	$6,262,678	$6,259,830

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$206,911	$232,617
Accounts payable	338,017	262,712
Accrued expenses and other current liabilities	384,688	354,945

Total current liabilities	929,616	850,274
Long-term debt	2,216,904	2,265,074
Other non-current liabilities	681,002	681,613
Deferred income taxes	1,026,925	1,035,874

Total liabilities	4,854,447	4,832,835

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, March 31, 2010 or December 31, 2009	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, March 31, 2010 — 52,989,869; December 31, 2009 — 53,419,721	26,495	26,710
Additional paid-in capital	739,152	743,026
Retained earnings	1,020,482	1,036,178
Accumulated other comprehensive loss	(377,898)	(378,919)

Total shareholders’ equity	1,408,231	1,426,995

Total liabilities and shareholders’ equity	$6,262,678	$6,259,830

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings	$12,373	$6,838
Less: Loss from discontinued operations, net of tax	(499)	(4,102)

Earnings from continuing operations	12,872	10,940
Depreciation expense	211,005	221,585
Gains on vehicle sales, net	(4,518)	(3,403)
Share-based compensation expense	3,941	4,771
Amortization expense and other non-cash charges, net	10,266	8,997
Deferred income tax (benefit) expense	(11,070)	5,079
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(410)	59,399
Inventories	(423)	501
Prepaid expenses and other assets	6,721	(6,768)
Accounts payable	311	(6,803)
Accrued expenses and other non-current liabilities	42,800	(25,973)

Net cash provided by operating activities from continuing operations	271,495	268,325

Cash flows from financing activities from continuing operations:
Net change in commercial paper borrowings	(52,000)	266,089
Debt proceeds	710	66
Debt repaid, including capital lease obligations	(27,381)	(275,367)
Dividends on common stock	(13,384)	(12,858)
Common stock issued	1,991	1,209
Common stock repurchased	(25,074)	—
Excess tax benefits from share-based compensation	301	190
Debt issuance costs	(58)	—

Net cash used in financing activities from continuing operations	(114,895)	(20,671)

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(200,101)	(251,992)
Sales of revenue earning equipment	48,433	45,151
Sales of operating property and equipment	526	785
Acquisitions	(2,409)	(85,454)
Collections on direct finance leases	15,576	21,468
Changes in restricted cash	2,791	11,208

Net cash used in investing activities from continuing operations	(135,184)	(258,834)

Effect of exchange rate changes on cash	(1,696)	(1,488)

Increase (decrease) in cash and cash equivalents from continuing operations	19,720	(12,668)

Cash flows from discontinued operations:
Operating cash flows	(5,199)	(14,530)
Financing cash flows	1,034	(2,284)
Investing cash flows	1,132	1,215
Effect of exchange rate changes on cash	(85)	(464)

Decrease in cash and cash equivalents from discontinued operations	(3,118)	(16,063)

Increase (decrease) in cash and cash equivalents	16,602	(28,731)
Cash and cash equivalents at January 1	98,525	120,305

Cash and cash equivalents at March 31	$115,127	$91,574

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

						Accumulated
	Preferred			Additional		Other
	Stock	Common Stock		Paid-In	Retained	Comprehensive
	Amount	Shares	Par	Capital	Earnings	Loss	Total
	(Dollars in thousands, except per share amount)

Balance at December 31, 2009	$—	53,419,721	$26,710	743,026	1,036,178	(378,919)	1,426,995

Components of comprehensive income:
Net earnings	—	—	—	—	12,373	—	12,373
Foreign currency translation adjustments	—	—	—	—	—	(1,650)	(1,650)
Amortization of pension and postretirement items, net of tax	—	—	—	—	—	2,753	2,753
Change in net actuarial loss, net of tax	—	—	—	—	—	(82)	(82)

Total comprehensive income							13,394
Common stock dividends declared and paid – $0.25 per share	—	—	—	—	(13,384)	—	(13,384)
Common stock issued under employee stock option and stock purchase plans (1)	—	292,027	146	1,943	—	—	2,089
Benefit plan stock purchases (2)	—	(2,280)	(1)	(97)	—	—	(98)
Common stock repurchases	—	(719,599)	(360)	(10,029)	(14,685)	—	(25,074)
Share-based compensation	—	—	—	3,941	—	—	3,941
Tax benefits from share-based compensation	—	—	—	368	—	—	368

Balance at March 31, 2010	$—	52,989,869	$26,495	739,152	1,020,482	(377,898)	1,408,231

(1)	Net of common shares delivered as payment for the exercise price or to satisfy the option holders’ withholding tax liability upon exercise of options.

(2)	Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plans.
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
(A) INTERIM FINANCIAL STATEMENTS
     The accompanying unaudited Consolidated Condensed Financial Statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder has a controlling voting interest (“subsidiaries”), and variable interest entities (VIEs) required to be consolidated in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with the accounting policies described in our 2009 Annual Report on Form 10-K except for the accounting changes described below relating to transfers of financial assets and consolidation of VIEs, and should be read in conjunction with the Consolidated Financial Statements and notes thereto. These financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included and the disclosures herein are adequate. The operating results for interim periods are unaudited and are not necessarily indicative of the results that can be expected for a full year. Prior year amounts have been restated to conform to the current period presentation.
(B) ACCOUNTING CHANGES
     In June 2009, the Financial Accounting Standards Board (FASB) issued accounting guidance which addresses the accounting and disclosure requirements for transfers of financial assets. The guidance is effective for new transfers of financial assets occurring on or after January 1, 2010. The adoption of this accounting guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In June 2009, the FASB issued accounting guidance which amends the consolidation principles for variable interest entities by requiring consolidation of VIEs based on which party has control of the entity. The guidance is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The adoption of this accounting guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
(C) ACQUISITIONS
     Edart Leasing LLC Acquisition — On February 2, 2009, we acquired the assets of Edart Leasing LLC (“Edart”), which included Edart’s fleet of approximately 1,600 vehicles and more than 340 contractual customers from Edart’s five locations in Connecticut for a purchase price of $85.2 million, of which $2.1 million and $81.3 million was paid during the three months ended March 31, 2010 and 2009, respectively. Goodwill and customer relationship intangibles related to the Edart acquisition are $14.7 million and $4.3 million, respectively. The combined network operates under the Ryder name, complementing our Fleet Management Solutions (FMS) business segment market coverage in the Northeast. We also acquired approximately 525 vehicles for remarketing, the majority of which have been sold.
     During the first quarter of 2010 and 2009, we paid $0.3 million and $4.2 million, respectively, related to other acquisitions completed in prior years.
(D) DISCONTINUED OPERATIONS
     In 2009, we ceased Supply Chain Solutions (SCS) service operations in Brazil, Argentina, Chile and European markets. Accordingly, results of these operations, financial position and cash flows are separately reported as discontinued operations for all periods presented either in the Consolidated Condensed Financial Statements or notes thereto.
     Summarized results of discontinued operations were as follows:

	Three months ended March 31,
	2010	2009
	(In thousands)

Total revenue	$111	29,043

Pre-tax loss from discontinued operations	$(505)	(4,280)
Income tax benefit	6	178

Loss from discontinued operations, net of tax	$(499)	(4,102)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     Loss from discontinued operations in the first quarter of 2010 and 2009 included $0.3 million and $3.0 million, respectively, of operating losses.
     During the first quarter of 2010, we also incurred $0.2 million of exit-related restructuring and other charges related to discontinued operations. These charges included $0.1 million of employee severance and retention bonuses and $0.1 million of lease contract termination charges. During the first quarter of 2009, we incurred $1.3 million of exit-related restructuring and other charges related to discontinued operations. These charges included $0.6 million of employee severance and retention bonuses, $0.3 million of lease contract termination charges, $0.6 million of restructuring plan implementation costs, mostly professional service fees, offset by a receivable recovery of $0.2 million.
     The following is a summary of assets and liabilities of discontinued operations:

	March 31,	December 31,
	2010	2009
	(In thousands)
Assets:
Total current assets	$4,994	$3,671
Total assets	$9,113	$7,631

Liabilities:
Total current liabilities	$6,511	$7,713
Total liabilities	$11,448	$12,869
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
     The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended March 31,
	2010	2009
	(In thousands)

Stock option and stock purchase plans	$2,253	2,813
Nonvested stock	1,688	1,958

Share-based compensation expense	3,941	4,771
Income tax benefit	(1,326)	(1,519)

Share-based compensation expense, net of tax	$2,615	3,252

     Total unrecognized pre-tax compensation expense related to share-based compensation arrangements at March 31, 2010 was $33.2 million and is expected to be recognized over a weighted-average period of approximately 2.1 years.
     During each of the three months ended March 31, 2010 and 2009, approximately 900,000 stock options were granted under the Plans. These awards, which generally vest one-third each year from the date of grant, are fully vested three years from the grant date and have contractual terms of seven years. The fair value of each option award at the date of grant was estimated using a Black-Scholes-Merton option-pricing valuation model. The weighted-average fair value per option granted during the three months ended March 31, 2010 and 2009 was $8.93 and $9.24, respectively.
     During each of the three months ended March 31, 2010 and 2009, approximately 200,000 awards of restricted stock rights were granted under the Plans. The majority of the restricted stock rights granted during the periods included a market-based vesting provision. Employees only receive the grant of stock if Ryder’s cumulative average total shareholder return (TSR) at least meets the S&P 500 cumulative average TSR over an applicable three-year period. The fair value of the market-based restricted stock rights on

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
the grant date was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. The fair value of the time-vested awards is determined and fixed on the grant date based on Ryder’s stock price on the date of grant. The weighted-average fair value per restricted stock right granted during the three months ended March 31, 2010 and 2009 was $17.31 and $16.52, respectively.
     During the three months ended March 31, 2010 and 2009, employees who received market-based restricted stock rights also received market-based cash awards. The awards have the same vesting provisions as the market-based restricted stock rights except that Ryder’s TSR must at least meet the TSR of the 33rd percentile of the S&P 500. The cash awards are accounted for as liability awards as the cash settlement is based upon the performance of our common stock. As a result, the liability is adjusted to reflect fair value at the end of each reporting period. The fair value of the cash awards was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. During the three months ended March 31, 2010 and 2009, we recognized $0.1 million and $0.3 million, respectively, of compensation expense related to these cash awards in addition to the share-based compensation expense reported in the previous table.
(F) EARNINGS PER SHARE
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
     The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended March 31,
	2010	2009
	(In thousands, except per
	share amounts)
Earnings per share — Basic:
Earnings from continuing operations	$12,872	10,940
Less: Distributed and undistributed earnings allocated to nonvested stock	(172)	(136)

Earnings from continuing operations available to common shareholders — Basic	$12,700	10,804

Weighted average common shares outstanding— Basic	52,679	55,238

Earnings from continuing operations per common share — Basic	$0.24	0.20

Earnings per share — Diluted:
Earnings from continuing operations	$12,872	10,940
Less: Distributed and undistributed earnings allocated to nonvested stock	(172)	(136)

Earnings from continuing operations available to common shareholders — Diluted	$12,700	10,804

Weighted average common shares outstanding— Basic	52,679	55,238
Effect of dilutive options	23	43

Weighted average common shares outstanding— Diluted	52,702	55,281

Earnings from continuing operations per common share — Diluted	$0.24	0.20

Anti-dilutive equity awards not included above	2,315	2,651

(G) RESTRUCTURING AND OTHER CHARGES
     Restructuring charges, net of $2.8 million for the three months ended March 31, 2009 represented employee severance and benefit costs related to workforce reductions and refinements in previous workforce reduction estimates.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     As noted in Note (T), “Segment Reporting,” our primary measure of segment financial performance excludes, among other items, restructuring and other charges, net; however, the applicable portion of the restructuring and other charges, net that relates to each segment was as follows:

	Three months ended March 31,
	2010	2009
	(In thousands)

Fleet Management Solutions	$—	1,651
Supply Chain Solutions	—	925
Dedicated Contract Carriage	—	46
Central Support Services	—	130

Total	$—	2,752

     Activity related to restructuring reserves including discontinued operations were as follows:

			Deductions		Foreign
	December 31, 2009		Cash	Non-Cash	Translation	March 31, 2010
	Balance	Additions	Payments	Reductions(1)	Adjustment	Balance
	(In thousands)

Employee severance and benefits	$1,070	107	399	29	(4)	745
Contract termination costs	172	75	175	—	(8)	64

Total	$1,242	182	574	29	(12)	809

(1)	Non-cash reductions represent adjustments to the restructuring reserves as actual costs were less than originally estimated.
     At March 31, 2010, the majority of outstanding restructuring obligations are required to be paid over the next three months.
(H) REVENUE EARNING EQUIPMENT

	March 31, 2010			December 31, 2009
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value (1)	Cost	Depreciation	Value (1)
	(In thousands)
Held for use:
Full service lease	$5,552,497	(2,211,150)	3,341,347	$5,616,102	(2,173,693)	3,442,409
Commercial rental	1,348,387	(587,902)	760,485	1,235,404	(577,839)	657,565
Held for sale	344,216	(261,210)	83,006	340,332	(261,647)	78,685

Total	$7,245,100	(3,060,262)	4,184,838	$7,191,838	(3,013,179)	4,178,659

(1)	Revenue earning equipment, net includes vehicles acquired under capital leases of $19.6 million, less accumulated amortization of $7.1 million, at March 31, 2010, and $19.9 million, less accumulated amortization of $6.9 million, at December 31, 2009. Amortization expense attributed to vehicles acquired under capital leases is combined with depreciation expense.
     At the end of 2009, we completed our annual review of residual values and useful lives of revenue earning equipment. Based on the results of our analysis, we adjusted the residual values of certain classes of revenue earning equipment effective January 1, 2010. The change in estimated residual values decreased pre-tax earnings for the three months ended March 31, 2010 by approximately $3.5 million or $0.04 per diluted common share, compared with the same period in 2009. In addition, we recognized $2.5 million of accelerated depreciation for select vehicles that are expected to be sold by the end of the year.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(I) GOODWILL
     The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	Fleet	Supply	Dedicated
	Management	Chain	Contract
	Solutions	Solutions	Carriage	Total
	(In thousands)
Balance at January 1, 2010:
Goodwill	$206,085	34,680	4,900	245,665
Accumulated impairment losses	(10,322)	(18,899)	—	(29,221)

	195,763	15,781	4,900	216,444
Acquisitions	25	—	—	25
Foreign currency translation adjustment	359	157	—	516

Balance at March 31, 2010:
Goodwill	206,469	34,837	4,900	246,206
Accumulated impairment losses	(10,322)	(18,899)	—	(29,221)

	$196,147	15,938	4,900	216,985

(J) ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31, 2010			December 31, 2009
	Accrued	Non-Current		Accrued	Non-Current
	Expenses	Liabilities	Total	Expenses	Liabilities	Total
	(In thousands)

Salaries and wages	$48,352	—	48,352	$45,349	—	45,349
Deferred compensation	1,685	16,092	17,777	5,068	16,970	22,038
Pension benefits	2,710	333,661	336,371	2,695	328,571	331,266
Other postretirement benefits	3,216	47,267	50,483	3,214	46,115	49,329
Employee benefits	999	—	999	2,346	—	2,346
Insurance obligations, primarily self-insurance	106,248	142,631	248,879	111,144	151,045	262,189
Residual value guarantees	2,690	1,973	4,663	2,177	1,872	4,049
Vehicle rent	2,054	12,663	14,717	129	8,568	8,697
Deferred vehicle gains	780	2,048	2,828	790	2,259	3,049
Environmental liabilities	4,787	9,913	14,700	5,285	9,578	14,863
Asset retirement obligations	3,911	12,581	16,492	4,881	11,435	16,316
Operating taxes	73,636	—	73,636	70,370	—	70,370
Income taxes	31,197	74,812	106,009	459	73,311	73,770
Restructuring	693	116	809	1,114	128	1,242
Interest	33,904	—	33,904	29,123	—	29,123
Customer deposits	29,936	—	29,936	29,511	—	29,511
Other	37,890	27,245	65,135	41,290	31,761	73,051

Total	$384,688	681,002	1,065,690	$354,945	681,613	1,036,558

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
          The following is a summary of tax years that are no longer subject to examination:
          Federal — audits of our U.S. federal income tax returns are closed through fiscal year 2006. In the first quarter of 2009, the IRS completed their examination of our U.S. income tax returns for 2004 through 2006. The statute of limitations for 2006 expires on September 15, 2010.
          State — for the majority of states, we are no longer subject to tax examinations by tax authorities for tax years before 2006.
          Foreign — we are no longer subject to foreign tax examinations by tax authorities for tax years before 2001 in Canada and Brazil, 2003 in Mexico and 2007 in the U.K., which are our major foreign tax jurisdictions. In Brazil, we were assessed $14.9 million, including penalties and interest, related to the tax due on the sale of our outbound auto carriage business in 2001. We believe it is more likely than not that our tax position will ultimately be sustained and no amounts have been reserved for this matter.
     At March 31, 2010 and December 31, 2009, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $70.4 million and $69.5 million, respectively. Unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $2.0 million by March 31, 2011, if audits are completed or tax years close.
          Like-Kind Exchange Program
     We have a like-kind exchange program for certain of our revenue earning equipment operating in the U.S. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form whereby tax gains on disposal of eligible vehicles are deferred. To qualify for like-kind exchange treatment, we exchange, through a qualified intermediary, eligible vehicles being disposed of with vehicles being acquired allowing us to generally carryover the tax basis of the vehicles sold (“like-kind exchanges”). The program is expected to result in a material deferral of federal and state income taxes. As part of the program, the proceeds from the sale of eligible vehicles are restricted for the acquisition of replacement vehicles and other specified applications. Due to the structure utilized to facilitate the like-kind exchanges, the qualified intermediary that holds the proceeds from the sales of eligible vehicles and the entity that holds the vehicles to be acquired under the program are required to be consolidated in the accompanying Consolidated Condensed Financial Statements in accordance with U.S. GAAP. At March 31, 2010 and December 31, 2009, these consolidated entities had total assets, primarily revenue earning equipment, of $76.3 million and $28.5 million, respectively. At March 31, 2010 and December 31, 2009, these consolidated entities had total liabilities, primarily accounts payable, of $76.3 million and $28.5 million, respectively.
          Tax Law Changes
     On March 23, 2010, the U.S. enacted the Patient Protection and Affordable Care Act. On March 30, 2010, the U.S. enacted the Health Care and Education Reconciliation Act of 2010 (collectively, the “Act”). The Act will reduce certain tax benefits available to employers for providing prescription coverage to retirees among other tax law changes. We do not provide prescription coverage for our retirees, therefore the Act had no impact on our deferred income taxes or net earnings.
     On February 19, 2009, the State of Wisconsin enacted changes to its tax system, which included mandatory unitary combined reporting. The impact of this change resulted in a favorable non-cash adjustment to deferred income taxes and increased net earnings for the first quarter of 2009 by $0.5 million, or $0.01 per diluted common share.
          Effective Tax Rate
     Our effective income tax rate from continuing operations for the first quarter of 2010 was 42.8% compared with 51.2% in the same period of the prior year. The prior year income tax rate was impacted by higher non-deductible foreign other charges.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(L) DEBT

	Weighted-Average
	Interest Rate
	March 31,	December 31,		March 31,	December 31,
	2010	2009	Maturities	2010	2009
				(In thousands)
Short-term debt and current portion of long-term debt:
Unsecured foreign obligations	8.02%	6.98%	2010	$6,154	$5,369
Current portion of long-term debt, including capital leases				200,757	227,248

Total short-term debt and current portion of long-term debt				206,911	232,617

Long-term debt:
U.S. commercial paper (1)	0.31%	0.43%	2012	139,972	191,934
Unsecured U.S. notes – Medium-term notes (1)	5.89%	5.89%	2010-2025	2,032,748	2,032,344
Unsecured U.S. obligations, principally bank term loans	1.55%	1.45%	2010-2013	106,350	132,150
Unsecured foreign obligations	5.20%	5.22%	2010-2012	113,884	112,782
Capital lease obligations	8.22%	8.26%	2010-2017	10,579	11,011

Total before fair market value adjustment				2,403,533	2,480,221
Fair market value adjustment on notes subject to hedging (2)				14,128	12,101

				2,417,661	2,492,322
Current portion of long-term debt, including capital leases				(200,757)	(227,248)

Long-term debt				2,216,904	2,265,074

Total debt				$2,423,815	$2,497,691

(1)	We had unamortized original issue discounts of $11.3 million and $11.7 million at March 31, 2010 and December 31, 2009, respectively.

(2)	The notional amount of the executed interest rate swap designated as fair value hedges was $250 million at both March 31, 2010 and December 31, 2009.
     We can borrow up to $875 million under a global revolving credit facility with a syndicate of thirteen lending institutions led by Bank of America N.A., Bank of Tokyo-Mitsubishi UFJ, Ltd., Mizuho Corporate Bank, Ltd., Royal Bank of Scotland Plc and Wells Fargo N.A. The global credit facility matures in April 2012 and is used primarily to finance working capital and provide support for the issuance of unsecured commercial paper in the U.S. and Canada. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at March 31, 2010). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The agreement provides for annual facility fees, which range from 22.5 basis points to 62.5 basis points, and is based on Ryder’s long-term credit ratings. The current annual facility fee is 37.5 basis points, which applies to the total facility size of $875 million. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated tangible net worth, of less than or equal to 300%. Tangible net worth, as defined in the credit facility, includes 50% of our deferred federal income tax liability and excludes the book value of our intangibles. The ratio at March 31, 2010 was 152%. At March 31, 2010, $733.7 million was available under the credit facility.
     Our global revolving credit facility permits us to refinance short-term commercial paper obligations on a long-term basis. Settlement of short-term commercial paper obligations not expected to require the use of working capital are classified as long-term as we have both the intent and ability to refinance on a long-term basis. At March 31, 2010 and December 31, 2009, we classified $140.0 million and $191.9 million, respectively, of short-term commercial paper as long-term. During the first quarter of 2010, commercial paper balances decreased $52.0 million as we generated more than expected net cash flows from operating and investing activities.
     We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn may sell, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program is limited to $175 million. If no event occurs which causes early termination, the 364-day program will expire on October 29, 2010. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
At March 31, 2010 and December 31, 2009, no amounts were outstanding under the program. Sales of receivables under this program will be accounted for as secured borrowings based on our continuing involvement in the transferred assets.
     On February 25, 2010, we filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission. The registration is for an indeterminate number of securities and is effective for three years. Under this universal shelf registration statement, we have the capacity to offer and sell from time to time various types of securities, including common stock, preferred stock and debt securities, subject to market demand and ratings status.
     At March 31, 2010 and December 31, 2009, we had letters of credit and surety bonds outstanding totaling $257.9 million and $262.7 million, respectively, which primarily guarantee the payment of insurance claims.
(M) FAIR VALUE MEASUREMENTS
     The following tables present our assets and liabilities that are measured at fair value on a recurring basis and the levels of inputs used to measure fair value:

		Fair Value Measurements
		At March 31, 2010 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Investments held in Rabbi Trusts:
Cash and cash equivalents		$4,232	—	—	4,232
U.S. equity mutual funds		6,713	—	—	6,713
Foreign equity mutual funds		2,097	—	—	2,097
Fixed income mutual funds		2,596	—	—	2,596

Investments held in Rabbi Trusts	DFL and other assets	15,638	—	—	15,638
Interest rate swap	DFL and other assets	—	14,128	—	14,128

Total assets at fair value		$15,638	14,128	—	29,766

		Fair Value Measurements
		At December 31, 2009 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Investments held in Rabbi Trusts	DFL and other assets	$19,686	—	—	19,686
Interest rate swap	DFL and other assets	—	12,101	—	12,101

Total assets at fair value		$19,686	12,101	—	31,787

     The following is a description of the valuation methodologies used for these items, as well as the level of input used to measure fair value:
     Investments held in Rabbi Trusts — The investments primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds were valued based on quoted market prices, which represents the net asset value of the shares and were therefore classified within Level 1 of the fair value hierarchy.
      Interest rate swap — The derivative is a pay-variable, receive-fixed interest rate swap based on the LIBOR rate and is designated as a fair value hedge. Fair value was based on a model-driven income approach using the LIBOR rate at each interest payment date, which was observable at commonly quoted intervals for the full term of the swap. Therefore, our interest rate swap was classified within Level 2 of the fair value hierarchy.
     The following tables present our assets and liabilities that are measured at fair value on a nonrecurring basis and the levels of inputs used to measure fair value:

	Fair Value Measurements			Total Losses (1)
	For the Three Months Ended March 31, 2010 Using			Three months
	Level 1	Level 2	Level 3	ended
	(In thousands)
Assets:
Revenue earning equipment held for sale:
Trucks	$—	—	16,304	$4,369
Tractors	—	—	23,383	3,810
Trailers	—	—	2,548	1,551

	—	—	42,235	9,730
Operating property and equipment held for sale	—	—	8,792	—

Total assets at fair value	$—	—	51,027	$9,730

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Fair Value Measurements			Total Losses (1)
	For the Three Months Ended March 31, 2009 Using			Three months
	Level 1	Level 2	Level 3	ended
	(In thousands)
Assets:
Revenue earning equipment held for sale	$—	—	43,267	$14,720
Operating property and equipment held for sale	—	—	10,590	3,924

Total assets at fair value	$—	—	53,857	$18,644

(1)	Total losses represent fair value adjustments for all vehicles held for sale throughout the period for which fair value was less than carrying value.
     Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (tractors, trucks, trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. Fair value was determined based upon recent market prices obtained from our own sales experience for sales of each class of similar assets and vehicle condition. Therefore, our revenue earning equipment held for sale was classified within Level 3 of the fair value hierarchy. At March 31, 2010, the net carrying value of revenue earning equipment held for sale was $83.0 million, of which $42.2 million was recorded at fair value less costs to sell of $0.6 million. At March 31, 2009, the net carrying value of revenue earning equipment held for sale was $102.6 million, of which $43.3 million was recorded at fair value less costs to sell of $0.8 million. During the first quarter of 2010 and 2009, we recorded a loss to reflect changes in fair value of $9.7 million and $14.7 million, respectively, within “Depreciation expense” in the Consolidated Condensed Statements of Earnings.
     Operating property and equipment held for sale represents a SCS facility in Singapore. Fair value was based on an appraisal of the facility determined using observable market data and adjusted for recent offers. Therefore, our operating property and equipment held for sale was classified within Level 3 of the fair value hierarchy.
     Total fair value of debt at March 31, 2010 and December 31, 2009 was approximately $2.51 billion and $2.60 billion, respectively. For publicly-traded debt, estimates of fair value are based on market prices. For other debt, fair value is estimated based on rates currently available to us for debt with similar terms and remaining maturities. The carrying amounts reported in the Consolidated Condensed Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.
(N) DERIVATIVES
     In February 2008, we issued $250 million of unsecured medium-term notes maturing in March 2013. Concurrently, we entered into an interest rate swap with a notional amount of $250 million maturing in March 2013. The swap was designated as a fair value hedge whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. At March 31, 2010, the interest rate swap agreement effectively changed $250 million of fixed-rate debt with an interest rate of 6.00% to LIBOR-based floating-rate debt at a rate of 2.52%. Changes in the fair value of the interest rate swap are offset by changes in the fair value of the debt instrument. Accordingly, there is no ineffectiveness related to the interest rate swap. Our swap agreement contains provisions that would require us to post collateral in the event that the swap is in a liability position exceeding certain thresholds based on our credit ratings.
     The location and amount of gains (losses) on derivative instruments and related hedged items reported in the Consolidated Condensed Statements of Earnings were as follows:

	Location of Gain (Loss)	Three months ended March 31,
Fair Value Hedging Relationship	Recognized in Income	2010	2009
		(In thousands)

Derivative: Interest rate swap	Interest expense	$2,027	(1,272)
Hedged item: Fixed-rate debt	Interest expense	(2,027)	1,272

Total		$—	—

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     Refer to Note (M), “Fair Value Measurements,” for disclosures of the fair value and line item caption of derivative instruments recorded on the Consolidated Condensed Balance Sheets.
(O) SHARE REPURCHASE PROGRAMS
     In February 2010, our Board of Directors authorized a $100 million discretionary share repurchase program over a period not to exceed two years. Share repurchases of common stock under this plan may be made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management has established a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the February 2010 program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the plan. For the three months ended March 31, 2010, we repurchased and retired 550,000 shares under this program at an aggregate cost of $19.3 million.
     In December 2009, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2009 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company’s various employee stock, stock option and employee stock purchase plans from December 1, 2009 through December 15, 2011. The December 2009 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2009 program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the plan. For the three months ended March 31, 2010, we repurchased and retired 169,599 shares under this program at an aggregate cost of $5.8 million.
(P) COMPREHENSIVE INCOME (LOSS)
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
     The following table provides a reconciliation of net earnings as reported in the Consolidated Condensed Statements of Earnings to comprehensive income (loss):

	Three months ended March 31,
	2010	2009
	(In thousands)

Net earnings	$12,373	6,838
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,650)	(20,877)
Net unrealized gain on derivative instruments	—	143
Amortization of transition obligation (1)	(4)	(4)
Amortization of net actuarial loss (1)	3,157	4,119
Amortization of prior service credit (1)	(400)	(372)
Change in net actuarial loss (1)	(82)	(144)

Total comprehensive income (loss)	$13,394	(10,297)

(1)	Amounts pertain to our pension and/or postretirement benefit plans and are presented net of tax. See Note (Q), “Employee Benefit Plans,” for additional information.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Q) EMPLOYEE BENEFIT PLANS
     Components of net periodic benefit cost were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,
	2010	2009	2010	2009
	(In thousands)
Company-administered plans:
Service cost	$5,089	5,204	$426	385
Interest cost	24,097	23,080	765	741
Expected return on plan assets	(23,301)	(18,441)	—	—
Amortization of:
Transition obligation	(6)	(6)	—	—
Net actuarial loss	4,732	6,160	178	216
Prior service credit	(563)	(528)	(58)	(58)

	10,048	15,469	1,311	1,284
Union-administered plans	1,275	1,287	—	—

Net periodic benefit cost	$11,323	16,756	$1,311	1,284

Company-administered plans:
U.S.	$8,816	13,027	$941	1,024
Non-U.S.	1,232	2,442	370	260

	10,048	15,469	1,311	1,284
Union-administered plans	1,275	1,287	—	—

	$11,323	16,756	$1,311	1,284

          Pension Contributions
     We disclosed in our 2009 Annual Report that we estimated required contributions of approximately $17 million to our pension plans during 2010. During the first quarter of 2010, global contributions of $3.5 million had been made to our pension plans.
          Enhanced Savings Plan
     Employees who do not actively participate in our pension plans are eligible to participate in an enhanced savings plan. The enhanced savings plan provides for (i) a company contribution even if employees do not make contributions, (ii) a company match of employee contributions of eligible pay, and (iii) a discretionary company match based on our performance. During the first quarter of 2010 and 2009, we recognized total savings plan costs of $6.7 million and $6.1 million, respectively.
(R) OTHER ITEMS IMPACTING COMPARABILITY
     Our primary measure of segment performance excludes certain items we do not believe are representative of the ongoing operations of the segment. We believe that excluding these items from our segment measure of performance allows for better comparison of results.
     During the first quarter of 2009, we recognized a pre-tax impairment charge of $3.9 million to write-down a SCS Singapore facility to its estimated fair value. This charge was recorded within “Depreciation expense” in our Consolidated Condensed Statements of Earnings.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(S) SUPPLEMENTAL CASH FLOW INFORMATION
     Supplemental cash flow information was as follows:

	Three months ended March 31,
	2010	2009
	(In thousands)

Interest paid	$26,686	$35,311
Income taxes (refunded) paid	$(11,119)	$4,007
Changes in accounts payable related to purchases of revenue earning equipment	$76,308	$(27,347)
Revenue earning equipment acquired under capital leases	$—	$1,949
(T) SEGMENT REPORTING
     Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. We operate in three reportable business segments: (1) FMS, which provides full service leasing, contract maintenance, contract-related maintenance and commercial rental of trucks, tractors and trailers to customers, principally in the U.S., Canada and the U.K.; (2) SCS, which provides comprehensive supply chain consulting including distribution and transportation services in North America and Asia; and (3) Dedicated Contract Carriage (DCC), which provides vehicles and drivers as part of a dedicated transportation solution in the U.S.
     Our primary measurement of segment financial performance, defined as “Net Before Taxes” (NBT), includes an allocation of Central Support Services (CSS) and excludes restructuring and other charges, net described in Note (G), “Restructuring and Other Charges,” and excludes the items discussed in Note (R), “Other Items Impacting Comparability.” CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal and corporate communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     The following tables set forth financial information for each of our business segments and a reconciliation between segment NBT and earnings from continuing operations before income taxes for the three months ended March 31, 2010 and 2009. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

	FMS	SCS	DCC	Eliminations	Total
	(In thousands)
For the three months ended March 31, 2010
Revenue from external customers	$809,389	294,207	116,342	—	1,219,938
Inter-segment revenue	74,594	—	—	(74,594)	—

Total revenue	$883,983	294,207	116,342	(74,594)	1,219,938

Segment NBT	$21,695	7,025	7,386	(4,732)	31,374

Unallocated CSS					(8,882)

Earnings from continuing operations before income taxes					$22,492

Segment capital expenditures (1)	$195,488	1,501	612	—	197,601

Unallocated CSS					2,500

Capital expenditures paid					$200,101

March 31, 2009
Revenue from external customers	$792,077	267,293	115,026	—	1,174,396
Inter-segment revenue	71,458	—	—	(71,458)	—

Total revenue	$863,535	267,293	115,026	(71,458)	1,174,396

Segment NBT	$29,965	1,519	10,267	(5,644)	36,107

Unallocated CSS					(7,000)
Restructuring and other charges, net and other items (2)					(6,676)

Earnings from continuing operations before income taxes					$22,431

Segment capital expenditures (1), (3)	$247,048	2,824	210	—	250,082

Unallocated CSS					1,910

Capital expenditures paid					$251,992

(1)	Excludes acquisition payments of $2.4 million and $85.5 million for the three months ended March 31, 2010 and 2009, respectively.

(2)	See Note (R), “Other Items Impacting Comparability,” for a discussion of items, in addition to restructuring and other charges, net that are excluded from our primary measure of segment performance.

(3)	Excludes revenue earning equipment acquired under capital leases.
(U) RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2009, the FASB issued accounting guidance which amends the criteria for allocating a contract’s consideration to individual services or products in multiple deliverable arrangements. The guidance requires that the best estimate of selling price be used when vendor specific objective or third-party evidence for deliverables cannot be determined. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are in the process of evaluating the impact of this accounting guidance but do not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS —
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
OVERVIEW
     The following discussion should be read in conjunction with the unaudited Consolidated Condensed Financial Statements and notes thereto included under Item 1. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2009 Annual Report on Form 10-K.
     Ryder System, Inc. (Ryder) is a global leader in transportation and supply chain management solutions. Our business is divided into three business segments: Fleet Management Solutions (FMS), which provides full service leasing, contract maintenance, contract-related maintenance and commercial rental of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; Supply Chain Solutions (SCS), which provides comprehensive supply chain consulting including distribution and transportation services in North America and Asia; and Dedicated Contract Carriage (DCC), which provides vehicles and drivers as part of a dedicated transportation solution in the U.S. We operate in highly competitive markets. Our customers select us based on numerous factors including service quality, price, technology and service offerings. As an alternative to using our services, customers may choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors. Our customer base includes enterprises operating in a variety of industries including automotive, electronics, transportation, grocery, lumber and wood products, food service, and home furnishing.
ITEMS AFFECTING COMPARABILITY BETWEEN PERIODS
     Accounting Changes
     See Note (B), “Accounting Changes,” for a discussion of the impact of changes in accounting guidance.
ACQUISITIONS
     Edart Leasing LLC Acquisition — On February 2, 2009, we acquired the assets of Edart Leasing LLC (“Edart”), which included Edart’s fleet of approximately 1,600 vehicles and more than 340 contractual customers from Edart’s five locations in Connecticut for a purchase price of $85.2 million, of which $2.1 million and $81.3 million was paid during the three months ended March 31, 2010 and 2009, respectively. Goodwill and customer relationship intangibles related to the Edart acquisition are $14.7 million and $4.3 million, respectively. The combined network operates under the Ryder name, complementing our FMS business segment market coverage in the Northeast. We also acquired approximately 525 vehicles for remarketing, the majority of which have been sold.
CONSOLIDATED RESULTS

	Three months ended March 31,		Change
	2010	2009	2010/2009
	(In thousands)

Earnings from continuing operations before income taxes	$22,492	22,431	—%
Provision for income taxes	9,620	11,491	(16)

Earnings from continuing operations	12,872	10,940	18
Loss from discontinued operations, net of tax	(499)	(4,102)	88

Net earnings	$12,373	6,838	81%

Earnings (loss) per common share — Diluted
Continuing operations	$0.24	0.20	20%
Discontinued operations	(0.01)	(0.08)	88

Net earnings	$0.23	0.12	92%

Weighted-average shares outstanding — Diluted	52,702	55,281	(5)%

     Earnings from continuing operations before income taxes (NBT) remained flat. Excluding restructuring and the prior year SCS Singapore impairment charge of $3.9 million, NBT decreased 23% in the first quarter of 2010 to $22.5 million and earnings decreased 23% to $12.9 million primarily due to lower full service lease results because of the cumulative impact of customer fleet downsizings and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
increased maintenance costs due to fleet aging. This decrease was partially offset by stronger SCS results, improved used vehicle results and better commercial rental performance. Net earnings increased 81% in the first quarter of 2010 to $12.4 million or $0.23 per diluted common share. Net earnings in the first quarter of 2009 were negatively impacted by losses from discontinued operations from SCS South America and Europe of $4.1 million. See Note (G), “Restructuring and Other Charges” and Note (R), “Other Items Impacting Comparability,” for information regarding items excluded from 2009.
     See “Operating Results by Business Segment” for a further discussion of operating results.

	Three months ended March 31,		Change
	2010	2009	2010/2009
	(In thousands)
Revenue:
Fleet Management Solutions	$883,983	863,535	2%
Supply Chain Solutions	294,207	267,293	10
Dedicated Contract Carriage	116,342	115,026	1
Eliminations	(74,594)	(71,458)	(4)

Total	$1,219,938	1,174,396	4%

Operating revenue (1)	$987,590	990,838	—%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our businesses and as a measure of sales activity. FMS fuel services revenue net of related intersegment billings, which is directly impacted by fluctuations in market fuel prices, is excluded from the operating revenue computation as fuel is largely a pass-through to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. Subcontracted transportation is deducted from total revenue to arrive at operating revenue as subcontracted transportation is typically a pass-through to our customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Operating revenue is also a primary internal operating metric used to measure segment performance. Refer to the section titled “Non-GAAP Financial Measures” for a reconciliation of total revenue to operating revenue.
     Total revenue increased 4% in the first quarter of 2010 to $1.22 billion. Total revenue growth was due to higher fuel prices and favorable movements in foreign currency exchange rates partially offset by lower fuel volumes. Operating revenue remained relatively flat in the first quarter of 2010 as lower full service lease revenue was offset by a favorable foreign exchange impact. Total revenue and operating revenue in the first quarter of 2010 included a favorable foreign exchange impact of 2.2% and 2.3%, respectively, due primarily to the strengthening of the Canadian dollar.

	Three months ended March 31,		Change
	2010	2009	2010/2009
	(Dollars in thousands)

Operating expense (exclusive of items shown separately)	$577,614	534,535	8%
Percentage of revenue	47%	46%
     Operating expense and operating expense as a percentage of revenue increased in 2010 primarily as a result of higher fuel costs. The increase in fuel costs was driven by an increase in fuel prices and partially offset by reduced gallons pumped at our facilities.
     We retain a portion of the accident risk under vehicle liability and workers’ compensation insurance programs. Our self-insurance accruals are based on actuarially estimated, undiscounted cost of claims, which includes claims incurred but not reported. While we believe that our estimation processes are well designed, every estimation process is inherently subject to limitations. Fluctuations in the frequency or severity of accidents make it difficult to precisely predict the ultimate cost of claims. In recent years, our development has been favorable compared to historical selected loss development factors because of improved safety performance, payment patterns and settlement patterns; however, there is no assurance we will continue to have similar favorable development in the future. During the three months ended March 31, 2010 and 2009, we recorded a charge of $0.2 million and a benefit of $2.6 million, respectively, from development in estimated prior years’ self-insured loss reserves.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

	Three months ended March 31,		Change
	2010	2009	2010/2009
	(Dollars in thousands)

Salaries and employee-related costs	$304,712	301,213	1%
Percentage of revenue	25%	26%
Percentage of operating revenue	31%	30%
     Salaries and employee-related costs increased 1% in the first quarter of 2010 to $304.7 million primarily due to changes in foreign currency exchange rates and accrued compensation costs. The increase in salaries and employee-related costs was partially offset by $4.9 million of lower retirement plans expense reflecting higher than expected return on pension assets in 2009 and the favorable impact from voluntary pension contributions made in the fourth quarter of 2009. Headcount, excluding discontinued operations, as of March 31, 2010 decreased 5% compared with the prior year.

	Three months ended March 31,		Change
	2010	2009	2010/2009
	(Dollars in thousands)

Subcontracted transportation	$60,337	41,182	47%
Percentage of revenue	5%	4%
     Subcontracted transportation expense represents freight management costs on logistics contracts for which we purchase transportation from third parties. Subcontracted transportation expense is directly impacted by whether we are acting as an agent or principal in our transportation management contracts. To the extent that we are acting as a principal, revenue is reported on a gross basis and carriage costs to third parties are recorded as subcontracted transportation expense. The impact to net earnings is the same whether we are acting as an agent or principal in the arrangement. Subcontracted transportation expense increased 47% in the first quarter of 2010 to $60.3 million as a result of increased freight volumes particularly in the automotive industry.

	Three months ended March 31,		Change
	2010	2009	2010/2009
	(In thousands)

Depreciation expense	$211,005	221,585	(5)%
Gains on vehicle sales, net	$(4,518)	(3,403)	33%
Equipment rental	$16,455	15,339	7%
     Depreciation expense relates primarily to FMS revenue earning equipment. Revenue earning equipment held for sale is recorded at the lower of fair value less costs to sell or carrying value. Depreciation expense decreased 5% in the first quarter of 2010 to $211.0 million because of decreased write-downs in the carrying value of vehicles held for sale of $5.0 million, a prior year SCS Singapore facility impairment charge of $3.9 million and a reduced number of owned vehicles. The decrease in depreciation expense was partially offset by the impact of foreign exchange and $6.0 million related to both changes in residual values of certain classes of our revenue earning equipment effective January 1, 2010, as well as, accelerated depreciation for select vehicles that are expected to be sold by the end of the year.
     Gains on vehicle sales, net increased 33% in the first quarter of 2010 to $4.5 million due to higher pricing, primarily in our used truck class and an increase in the number of vehicles sold.
     Equipment rental consists primarily of rent expense for FMS revenue earning equipment under lease. Equipment rental increased 7% in the first quarter of 2010 to $16.5 million due to higher rental costs associated with investments in material handling equipment to support our SCS operations and changes in foreign exchange rates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

	Three months ended March 31,		Change
	2010	2009	2010/2009
	(Dollars in thousands)

Interest expense	$33,336	38,137	(13)%
Effective interest rate	5.4%	5.4%
     Interest expense decreased 13% in the first quarter of 2010 to $33.3 million because of lower average debt balances.

	Three months ended March 31,
	2010	2009
	(In thousands)

Miscellaneous (income) expense, net	$ (1,495)	625
     Miscellaneous (income) expense, net consists of investment (income) losses on securities used to fund certain benefit plans, interest income, (gains) losses from sales of operating property, foreign currency transaction (gains) losses, and other non-operating items. Miscellaneous (income) expense, net improved $2.1 million in the first quarter of 2010 primarily due to better performance in our investment securities used to fund benefit plans.

	Three months ended March 31,
	2010	2009
	(In thousands)

Restructuring and other charges, net	$—	2,752
     Refer to Note (G), “Restructuring and Other Charges,” for a discussion of the restructuring and other charges recorded during the first quarter of 2009.

	Three months ended March 31,		Change
	2010	2009	2010/2009
	(Dollars in thousands)

Provision for income taxes	$9,620	11,491	(16)%
Effective tax rate from continuing operations	42.8%	51.2%
     Our effective income tax rate from continuing operations for the first quarter of 2010 was 42.8% compared with 51.2% in the same period in the prior year. The prior year income tax rate was impacted by higher non-deductible foreign charges.

	Three months ended March 31,
	2010	2009
	(In thousands)

Loss from discontinued operations, net of tax	$(499)	(4,102)
     Loss from discontinued operations in the first quarter of 2010 and 2009 includes $0.3 million and $3.0 million, respectively, of operating losses and $0.2 million and $1.3 million, respectively, of exit-related restructuring and other items incurred in the wind down of our SCS South America and European operations. Refer to Note (D), “Discontinued Operations,” for a further discussion of discontinued operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended March 31,		Change
	2010	2009	2010/2009
	(In thousands)
Revenue:
Fleet Management Solutions	$883,983	863,535	2%
Supply Chain Solutions	294,207	267,293	10
Dedicated Contract Carriage	116,342	115,026	1
Eliminations	(74,594)	(71,458)	(4)

Total	$1,219,938	1,174,396	4%

Operating Revenue:
Fleet Management Solutions	$677,410	693,217	(2)%
Supply Chain Solutions	238,201	228,401	4
Dedicated Contract Carriage	112,011	112,736	(1)
Eliminations	(40,032)	(43,516)	8

Total	$987,590	990,838	—%

NBT:
Fleet Management Solutions	$21,695	29,965	(28)%
Supply Chain Solutions	7,025	1,519	362
Dedicated Contract Carriage	7,386	10,267	(28)
Eliminations	(4,732)	(5,644)	16

	31,374	36,107	(13)
Unallocated Central Support Services	(8,882)	(7,000)	(27)
Restructuring and other charges, net and other items	—	(6,676)	NM

Earnings from continuing operations before income taxes	$22,492	22,431	—%

     As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Net Before Taxes” (NBT) from continuing operations, which includes an allocation of Central Support Services (CSS), excludes restructuring and other charges, net, described in Note (G), “Restructuring and Other Charges,” and excludes the items discussed in Note (R), “Other Items Impacting Comparability” in the Notes to Consolidated Condensed Financial Statements. CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal and corporate communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included within the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation.
     The following table provides a reconciliation of items excluded from our segment NBT measure to their classification within our Consolidated Condensed Statements of Earnings:

	Consolidated
	Condensed Statements of Earnings	Three months ended March 31,
Description	Line Item	2010	2009
		(In thousands)

Restructuring and other charges, net	Restructuring (1)	$—	(2,752)
International asset impairment (2)	Depreciation expense	—	(3,924)

Restructuring and other charges, net and other items		$—	(6,676)

(1)	Restructuring refers to “Restructuring and other charges, net” on our Consolidated Condensed Statements of Earnings.

(2)	See Note (R), “Other Items Impacting Comparability,” for additional information.

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
     The following table sets forth equipment contribution included in NBT for our SCS and DCC business segments:

	Three months ended March 31,		Change
	2010	2009	2010/2009
	(Dollars in thousands)
Equipment contribution:
Supply Chain Solutions	$2,004	2,637	(24)%
Dedicated Contract Carriage	2,728	3,007	(9)

Total	$4,732	5,644	(16)%

Fleet Management Solutions

	Three months ended March 31,			Change
	2010	2009		2010/2009
	(Dollars in thousands)

Full service lease	$479,423	491,560		(2)%
Contract maintenance	39,765	41,388		(4)

Contractual revenue	519,188	532,948		(3)
Contract-related maintenance	40,218	44,993		(11)
Commercial rental	101,558	99,201		2
Other	16,446	16,075		2

Operating revenue (1)	677,410	693,217		(2)
Fuel services revenue	206,573	170,318		21

Total revenue	$883,983	863,535		2%

Segment NBT	$21,695	29,965		(28)%

Segment NBT as a % of total revenue	2.5%	3.5%	(100	) bps

Segment NBT as a % of operating revenue (1)	3.2%	4.3%	(110	) bps

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our FMS business segment and as a measure of sales activity. Fuel services revenue, which is directly impacted by fluctuations in market fuel prices, is excluded from our operating revenue computation as fuel is largely a pass-through to customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs.
     Total revenue increased 2% in the first quarter of 2010 to $884.0 million primarily due to higher fuel services revenue and favorable foreign exchange rate movements. Fuel services revenue increased 21% in 2010 due primarily to higher fuel prices, partially offset by lower fuel volumes. Operating revenue (revenue excluding fuel) decreased 2% in the first quarter of 2010 to $677.4 million primarily due to lower contractual revenue. Total revenue and operating revenue in the first quarter of 2010 included a favorable foreign exchange impact of 1.9% and 2.0%, respectively.
     Full service lease revenue decreased 2% in the first quarter of 2010 to $479.4 million and contract maintenance revenue decreased 4% to $39.8 million reflecting the cumulative effect of ongoing customer fleet downsizing partially offset by favorable foreign exchange rate movements. We expect similar declines in contractual revenue comparisons in the near term based on recent sales activity. Commercial rental revenue increased 2% in the first quarter of 2010 to $101.6 million due to improving global market demand on a smaller fleet. In light of current economic conditions, we expect favorable commercial rental revenue comparisons to continue throughout the year driven by higher demand, improved utilization and somewhat higher pricing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The following table provides commercial rental statistics on our global fleet:

	Three months ended March 31,			Change
	2010	2009		2010/2009
	(Dollars in thousands)

Non-lease customer rental revenue	$59,374	56,096		6%

Lease customer rental revenue (1)	$42,184	43,105		(2)%

Average commercial rental power fleet size – in service (2), (3)	21,700	24,200		(10)%

Commercial rental utilization – power fleet	68.6%	60.8%	780	bps

(1)	Lease customer rental revenue is revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.

(2)	Number of units rounded to nearest hundred and calculated using quarterly average unit counts.

(3)	Fleet size excluding trailers.
     FMS NBT decreased 28% in the first quarter of 2010 to $21.7 million primarily due to lower full service lease performance as well as increased vehicle depreciation expense of $6.0 million resulting from residual value changes and accelerated depreciation. The decrease in NBT was partially offset by better used vehicle sales results, improved global commercial rental results and lower retirement plan costs. Full service lease results were adversely impacted by reduced customer demand for new leases, downsizing of customer fleets, and increased maintenance costs on a relatively older fleet. Used vehicle sales results were positively impacted by higher pricing, particularly in our used truck class and a lower average quarterly inventory level. Commercial rental performance improved as a result of increased market demand as well as fleet rightsizing actions taken in 2009. Retirement plan expense decreased $4.4 million in 2010 because of improved performance in the overall stock market in 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):

				Change
	March 31,	December 31,	March 31,	Mar. 2010/	Mar. 2010/
	2010	2009	2009	Dec. 2009	Mar. 2009
End of period vehicle count

By type:
Trucks (1)	63,600	63,600	69,000	—%	(8)%
Tractors (2)	50,200	50,300	52,700	—	(5)
Trailers (3)	34,500	35,400	39,300	(3)	(12)
Other	3,000	3,100	3,300	(3)	(9)

Total	151,300	152,400	164,300	(1)%	(8)%

By ownership:
Owned	146,300	147,200	159,100	(1)%	(8)%
Leased	5,000	5,200	5,200	(4)	(4)

Total	151,300	152,400	164,300	(1)%	(8)%

By product line:
Full service lease	112,700	115,100	121,500	(2)%	(7)%
Commercial rental	28,800	27,400	30,500	5	(6)
Service vehicles and other	3,000	3,000	2,800	—	7

Active units	144,500	145,500	154,800	(1)	(7)
Held for sale	6,800	6,900	9,500	(1)	(28)

Total	151,300	152,400	164,300	(1)%	(8)%

Customer vehicles under contract maintenance	33,900	34,400	36,400	(1)%	(7)%

Quarterly average vehicle count

By product line:
Full service lease	114,400	116,000	121,000	(1)%	(5)%
Commercial rental	27,800	27,800	31,500	—	(12)
Service vehicles and other	2,900	2,900	2,800	—	4

Active units	145,100	146,700	155,300	(1)	(7)
Held for sale	6,900	7,300	8,800	(5)	(22)

Total	152,000	154,000	164,100	(1)%	(7)%

Customer vehicles under contract maintenance	34,100	34,300	36,100	(1)%	(6)%

(1)	Generally comprised of Class 1 through Class 6 type vehicles with a Gross Vehicle Weight (GVW) up to 26,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Classes 7 and 8 type vehicles with a GVW of over 26,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.

(4)	Amounts were computed using a 6-point average based on monthly information.
Note: Prior year vehicle counts have been reclassified to conform to current year presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The following table provides a breakdown of our non-revenue earning equipment included in our global fleet count (number of units rounded to nearest hundred):

				Change
	March 31,	December 31,	March 31,	Mar. 2010/	Mar. 2010/
	2010	2009	2009	Dec. 2009	Mar. 2009
Not yet earning revenue (NYE)	1,400	700	1,100	100%	27%
No longer earning revenue (NLE):
Units held for sale	6,800	6,900	9,500	(1)	(28)
Other NLE units	3,000	2,900	4,500	3	(33)

Total	11,200	10,500	15,100	7%	(26)%

     NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. For 2010, the number of NYE units increased consistent with the refresh of the rental fleet. NLE units represent vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. For 2010, the number of NLE units decreased because of lower used vehicle inventory levels and higher rental utilization. We expect similar NLE levels throughout the year.
Supply Chain Solutions

	Three months ended March 31,			Change
	2010	2009		2010/2009
	(Dollars in thousands)
U.S. operating revenue:
Automotive	$84,747	79,071		7%
High-Tech and Consumer	57,428	62,274		(8)
Industrial and Other	29,155	31,019		(6)

U.S. operating revenue	171,330	172,364		(1)
International operating revenue	66,871	56,037		19

Total operating revenue (1)	238,201	228,401		4
Subcontracted transportation	56,006	38,892		44

Total revenue	$294,207	267,293		10%

Segment NBT	$7,025	1,519		362%

Segment NBT as a % of total revenue	2.4%	0.6%	180	bps

Segment NBT as a % of total operating revenue (1)	2.9%	0.7%	220	bps

Memo: Fuel costs (2)	$18,495	14,320		29%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of the SCS business segment and as a measure of sales activity. Subcontracted transportation is deducted from total revenue to arrive at operating revenue as subcontracted transportation is typically a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Operating revenue is also a primary internal operating metric and is used to measure segment performance.

(2)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.
     Total revenue increased 10% in the first quarter of 2010 to $294.2 million and operating revenue increased 4% to $238.2 million as a result of favorable foreign exchange rate movements. Total and operating revenue also benefited from improved automotive volumes partially offset by prior year customer account rationalizations. In the first quarter of 2010, SCS total revenue and operating revenue included a favorable foreign currency exchange impact of 4.4% and 4.1%, respectively. We do not expect these favorable revenue comparisons to continue in the near term because the current quarter benefited from favorable prior year comparisons and the longer-term impact from non-renewed contracts.
     SCS NBT increased $5.5 million in the first quarter of 2010 to $7.0 million. The increase in NBT was primarily due to improved automotive production volumes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Dedicated Contract Carriage

	Three months ended March 31,			Change
	2010	2009		2010/2009
	(Dollars in thousands)

Operating revenue (1)	$112,011	112,736		(1)%
Subcontracted transportation	4,331	2,290	89

Total revenue	$116,342	115,026		1%

Segment NBT	$7,386	10,267		(28)%

Segment NBT as a % of total revenue	6.3%	8.9%	(260	)bps

Segment NBT as a % of operating revenue (1)	6.6%	9.1%	(250	)bps

Memo: Fuel costs (2)	$19,405	16,029		21%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of the DCC business segment and as a measure of sales activity. Subcontracted transportation is deducted from total revenue to arrive at operating revenue as subcontracted transportation is typically a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Operating revenue is also a primary internal operating metric and is used to measure segment performance.

(2)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.
     Total revenue increased 1% in the first quarter of 2010 to $116.3 million primarily due to higher fuel costs pass-throughs. Operating revenue decreased 1% in the first quarter of 2010 to $112.0 million primarily due to non-renewal of customer contracts partially offset by higher fuel cost pass-throughs. We expect similar revenue comparisons to continue in the near term.
     DCC NBT decreased 28% in the first quarter of 2010 to $7.4 million due to increased safety and insurance costs. DCC NBT was also negatively impacted by accrued compensation expenses as well as costs associated with new technology initiatives.
Central Support Services

	Three months ended March 31,		Change
	2010	2009	2010/2009
	(In thousands)

Human resources	$3,834	3,645	5%
Finance	12,560	12,442	1
Corporate services and public affairs	2,920	2,838	3
Information technology	13,611	12,971	5
Health and safety	1,655	1,667	(1)
Other	7,781	4,734	64

Total CSS	42,361	38,297	11
Allocation of CSS to business segments	(33,479)	(31,297)	(7)

Unallocated CSS	$8,882	7,000	27%

     Total CSS costs increased 11% in the first quarter of 2010 to $42.4 million primarily driven by higher spending for technology and professional services as well as accrued compensation expenses. Unallocated CSS costs increased 27% in the first quarter of 2010 to $8.9 million primarily due to higher professional services spending and accrued compensation expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
     The following is a summary of our cash flows from operating, financing and investing activities from continuing operations:

	Three months ended March 31,
	2010	2009
	(In thousands)
Net cash provided by (used in):
Operating activities	$271,495	268,325
Financing activities	(114,895)	(20,671)
Investing activities	(135,184)	(258,834)
Effect of exchange rate changes on cash	(1,696)	(1,488)

Net change in cash and cash equivalents	$19,720	(12,668)

     A detail of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.
     Cash provided by operating activities from continuing operations was $271.5 million in the three months ended March 31, 2010 compared with $268.3 million in 2009 as improved working capital needs were offset by lower cash-based earnings. Cash used in financing activities from continuing operations in the three months ended March 31, 2010 increased to $114.9 million compared with $20.7 million in 2009 due to higher net debt repayments resulting from less borrowing needs to fund capital spending. Cash used in investing activities from continuing operations decreased to $135.2 million in the three months ended March 31, 2010 compared with $258.8 million in 2009 primarily due to lower acquisition-related payments and lower vehicle capital spending in 2010.
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
     The following table shows the sources of our free cash flow computation:

	Three months ended March 31,
	2010	2009
	(In thousands)

Net cash provided by operating activities from continuing operations	$271,495	268,325
Sales of revenue earning equipment	48,433	45,151
Sales of operating property and equipment	526	785
Collections on direct finance leases	15,576	21,468

Total cash generated	336,030	335,729
Purchases of property and revenue earning equipment	(200,101)	(251,992)

Free cash flow	$135,929	83,737

     Free cash flow increased to $135.9 million in the three months ended March 31, 2010 compared with $83.7 million in 2009 primarily due to lower cash payments for vehicle spending. We anticipate free cash flow to be consistent with our previous forecast of approximately $250 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The following table provides a summary of capital expenditures:

	Three months ended March 31,
	2010	2009
	(In thousands)
Revenue earning equipment: (1)
Full service lease	$121,433	205,664
Commercial rental	142,219	3,786

	263,652	209,450
Operating property and equipment	12,757	15,195

Total capital expenditures	276,409	224,645
Changes in accounts payable related to purchases of revenue earning equipment	(76,308)	27,347

Cash paid for purchases of property and revenue earning equipment	$200,101	251,992

(1)	Capital expenditures exclude revenue earning equipment acquired under capital leases of $1.9 million during the three months ended March 31, 2009. No revenue earning equipment was acquired under capital leases for the three months ended March 31, 2010.
     Capital expenditures (accrual basis) increased 23% in the first quarter of 2010 to $276.4 million principally as a result of increased commercial rental spending to refresh the rental fleet. The decline in full service lease capital expenditures reflects lower new and replacement lease spending, as customers continue to downsize their fleets in the current economic environment. Increased lease term extensions and redeployments of used equipment have also reduced the need for new vehicle purchases. We anticipate full-year 2010 accrual basis capital expenditures to be consistent with our previous forecast of $1.1 billion.
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
     Our debt ratings at March 31, 2010 were as follows:

	Short-term	Long-term	Outlook
Moody’s Investors Service	P2	Baa1	Stable (reaffirmed February 2010)
Standard & Poor’s Ratings Services	A2	BBB+	Negative (lowered January 2009)
Fitch Ratings	F2	A -	Stable (reaffirmed March 2010)
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
     We can borrow up to $875 million under a global revolving credit facility with a syndicate of thirteen lending institutions led by Bank of America N.A., Bank of Tokyo-Mitsubishi UFJ, Ltd, Mizuho Corporate Bank, Ltd., Royal Bank of Scotland Plc and Wells Fargo N.A. The global credit facility matures in April 2012 and is used primarily to finance working capital and provide support for the issuance of unsecured commercial paper in the U.S. and Canada. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at March 31, 2010). At our option, the interest rate on

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The agreement provides for annual facility fees, which range from 22.5 basis points to 62.5 basis points and is based on Ryder’s long-term credit ratings. The credit facility’s current annual facility fee is 37.5 basis points, which applies to the total facility size of $875 million. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated tangible net worth, of less than or equal to 300%. Tangible net worth, as defined in the credit facility, includes 50% of our deferred federal income tax liability and excludes the book value of our intangible assets. The ratio at March 31, 2010 was 152%. At March 31, 2010, $733.7 million was available under the credit facility.
     Our global revolving credit facility permits us to refinance short-term commercial paper obligations on a long-term basis. Settlement of short-term commercial paper obligations not expected to require the use of working capital are classified as long-term as we have both the intent and ability to refinance on a long-term basis. At March 31, 2010 and December 31, 2009, we classified $140.0 million and $191.9 million, respectively, of short-term commercial paper as long-term. During the first quarter of 2010, commercial paper balances decreased $52.0 million as we generated more than expected net cash flows from operating and investing activities.
     We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn may sell, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds amount that may be received under the program is limited to $175 million. If no event occurs which causes early termination, the 364-day program will expire on October 29, 2010. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. At March 31, 2010 and December 31, 2009, no amounts were outstanding under the program. Sales of receivables under this program will be accounted for as secured borrowings based on our continuing involvement in the transferred assets.
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
     On February 25, 2010, Ryder filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission. The registration is for an indeterminate number of securities and is effective for three years. Under this universal shelf registration statement, we have the capacity to offer and sell from time to time various types of securities, including common stock, preferred stock and debt securities, subject to market demand and ratings status.
     At March 31, 2010, we had the following amounts available to fund operations under the aforementioned facilities:

(in millions)
Global revolving credit facility	$734
Trade receivables program	$175

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The following table shows the movements in our debt balance:

	Three months ended March 31,
	2010	2009
	(In thousands)

Debt balance at January 1	$2,497,691	2,862,799

Cash-related changes in debt:
Net change in commercial paper borrowings	(52,000)	266,089
Proceeds from issuance of other debt instruments	710	66
Retirement of medium-term notes and debentures	—	(173,000)
Other debt repaid, including capital lease obligations	(27,381)	(102,367)
Net change from discontinued operations	1,034	(2,284)

	(77,637)	(11,496)

Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	2,027	(1,272)
Addition of capital lease obligations, including acquisitions	—	1,949
Changes in foreign currency exchange rates and other non-cash items	1,734	(4,592)

Total changes in debt	(73,876)	(15,411)

Debt balance at March 31	$2,423,815	2,847,388

     In accordance with our funding philosophy, we attempt to match the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25% to 45% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total obligations (including notional value of swap agreements) was 24% and 26% at March 31, 2010 and December 31, 2009, respectively.
     Ryder’s leverage ratios and a reconciliation of on-balance sheet debt to total obligations were as follows:

	March 31,	% to	December 31,	% to
	2010	Equity	2009	Equity
	(Dollars in thousands)

On-balance sheet debt	$2,423,815	172%	2,497,691	175%
Off-balance sheet debt—PV of minimum lease payments and guaranteed residual values under operating leases for vehicles (1)	120,787		118,828

Total obligations	$2,544,602	181%	2,616,519	183%

(1)	Present value (PV) does not reflect payments Ryder would be required to make if we terminated the related leases prior to the scheduled expiration dates.
     On-balance sheet debt to equity consists of balance sheet debt divided by total equity. Total obligations to equity represents balance sheet debt plus the present value of minimum lease payments and guaranteed residual values under operating leases for vehicles, discounted based on our incremental borrowing rate at lease inception, all divided by total equity. Although total obligations is a non-GAAP financial measure, we believe that total obligations is useful as it provides a more complete analysis of our existing financial obligations and helps better assess our overall leverage position. Our leverage ratios at March 31, 2010 were consistent with our ratios at year end.
Off-Balance Sheet Arrangements
     We periodically enter into sale-leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions. In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense. These leases contain limited guarantees by us of the residual values of the leased vehicles (residual value guarantees) that are conditioned upon disposal of the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
leased vehicles prior to the end of their lease term. The amount of future payments for residual value guarantees will depend on the market for used vehicles and the condition of the vehicles at time of disposal. We did not enter into any sale-leaseback transactions during the three months ended March 31, 2010 or 2009.
Pension Information
     The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. We disclosed in our 2009 Annual Report that we estimated contributions of approximately $17 million to our pension plans during 2010. During the three months ended March 31, 2010, we contributed $3.5 million to our pension plans. Changes in interest rates and the market value of the securities held by the plans during 2010 could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in 2011 and beyond. See Note (Q), “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.
Share Repurchases and Cash Dividends
     See Note (O), “Share Repurchase Programs,” in the Notes to Consolidated Condensed Financial Statements for a discussion of share repurchases.
RECENT ACCOUNTING PRONOUNCEMENTS
     See Note (U), “Recent Accounting Pronouncements,” in the Notes to Consolidated Condensed Financial Statements for a discussion of recent accounting pronouncements.
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
     The following table provides a numerical reconciliation of total revenue to operating revenue which was not provided within the MD&A discussion:

	Three months ended March 31,
	2010	2009
	(In thousands)

Total revenue	$1,219,938	1,174,396
FMS fuel services and SCS/DCC subcontracted transportation (1)	(266,910)	(211,500)
Fuel eliminations	34,562	27,942

Operating revenue	$987,590	990,838

(1)	Includes intercompany fuel sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
FORWARD-LOOKING STATEMENTS
     Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:
•	our expectations as to anticipated revenue and earnings trends in each business segment and the future status of current trends in economic conditions, particularly reduced contractual lease demand and increased commercial rental demand;
•	our expectations regarding commercial rental pricing trends and fleet utilization;
•	our expectations of the long-term residual values of revenue earning equipment;
•	the number of NLE vehicles in inventory for the remainder of the year;
•	our expectations of free cash flow, operating cash flow and capital expenditures for 2010;
•	the adequacy of our accounting estimates and reserves for pension expense, depreciation and residual value guarantees, self-insurance reserves, goodwill impairment, accounting changes and income taxes;
•	the adequacy of our fair value estimates of employee incentive awards under our share-based compensation plans;
•	our ability to fund all of our operations for the foreseeable future through internally generated funds and outside funding sources;
•	the anticipated impact of foreign exchange rate movements;
•	the anticipated impact of fuel price fluctuations;
•	our expectations as to return on pension plan assets, future pension expense and estimated contributions;
•	our expectations regarding the completion and ultimate resolution of tax audits;
•	our expectations regarding the ultimate resolution of a disputed foreign tax assessment;
•	the anticipated deferral of tax gains on disposal of eligible revenue earning equipment pursuant to our vehicle like-kind exchange program;
•	our expectations regarding the effect of the adoption of recent accounting pronouncements;
•	our ability to access unsecured debt in the capital markets;
•	our expectations regarding the future use and availability of funding sources;
•	the impact of our decision to resume our share repurchase programs; and
•	the appropriateness of our long-term target leverage range and our expectations regarding meeting that range.
     These statements, as well as other forward-looking statements contained in this Quarterly Report, are based on our current plans and expectations and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors could cause actual results and events to differ significantly from those expressed in any forward-looking statements. These risk factors include, but are not limited to, the following:
•	Market Conditions:
o	Changes in general economic and financial conditions in the U.S. and worldwide leading to decreased demand for our services, lower profit margins, increased levels of bad debt and reduced access to credit
o	Unfavorable financial market conditions that would limit our ability to execute share repurchases
o	More significant decrease in freight demand which would more severely impact both our transactions and variable-based contractual business
o	Changes in our customers’ operations, financial condition or business environment that may limit their need for, or ability to purchase, our services

o	Changes in market conditions affecting the commercial rental market or the sale of used vehicles

o	Volatility in automotive volumes and shifting customer demand in the automotive industry

o	Less than anticipated growth rates in the markets in which we operate

o	Changes in current financial, tax or regulatory requirements that could negatively impact the leasing market
•	Competition:
o	Competition from other service providers, some of which have greater capital resources or lower capital costs

o	Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources

o	Our inability to maintain current pricing levels due to economic conditions, demands for services, customer acceptance or competition

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
•	Profitability:
o	Our inability to obtain adequate profit margins for our services

o	Lower than expected customer volumes or retention levels

o	Continuing lower full service lease sales

o	Loss of key customers in our SCS and DCC business segments

o	Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis

o	The inability of our business segments to create operating efficiencies

o	The inability of our legacy information technology systems to provide timely access to data

o	Sudden changes in fuel prices and fuel shortages

o	Higher prices for vehicles, diesel engines and fuel as a result of new exhaust emmisions standards

o	Our inability to successfully implement our asset management initiatives

o	Our key assumptions and pricing structure of our SCS contracts prove to be invalid

o	Increased unionizing, labor strikes, work stoppages and driver shortages

o	Our inability to manage our cost structure

o	Our inability to limit our exposure for customer claims
•	Financing Concerns:
o	Higher borrowing costs and possible decreases in available funding sources caused by an adverse change in our debt ratings

o	Unanticipated interest rate and currency exchange rate fluctuations

o	Negative funding status of our pension plans caused by lower than expected returns on invested assets and unanticipated changes in interest rates

o	Increased instability in U.S. and worldwide credit markets, resulting in higher borrowing costs and/or reduced access to credit
•	Accounting Matters:
o	Impact of unusual items resulting from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and our organizational structure

o	Reductions in residual values or useful lives of revenue earning equipment

o	Increases in compensation levels, retirement rate and mortality resulting in higher pension expense; regulatory changes affecting pension estimates, accruals and expenses

o	Increases in healthcare costs resulting in higher insurance costs

o	Changes in accounting rules, assumptions and accruals

o	Impact of actual insurance claim and settlement activity compared to historical loss development factors used to project future development
•	Other risks detailed from time to time in our SEC filings
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes to Ryder’s exposures to market risks since December 31, 2009. Please refer to the 2009 Annual Report on Form 10-K for a complete discussion of Ryder’s exposures to market risks.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the first quarter of 2010, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the first quarter of 2010, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.
Changes in Internal Controls over Financial Reporting
     During the three months ended March 31, 2010, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information with respect to purchases we made of our common stock during the three months ended March 31, 2010:

				Maximum	Approximate
			Total Number of	Number of	Dollar Value
			Shares	Shares That May	That
			Purchased as	Yet Be	May Yet Be
	Total Number		Part of Publicly	Purchased Under	Purchased Under
	of Shares	Average Price	Announced	the Anti-Dilutive	the Discretionary
	Purchased (1)	Paid per Share	Program	Program(2)	Program (3)
January 1 through January 31, 2010	5,300	$40.38	—	2,000,000	$—
February 1 through February 28, 2010	489,021	34.33	469,599	1,830,401	89,605,875
March 1 through March 31, 2010	250,000	35.63	250,000	1,830,401	80,698,415

Total	744,321	$34.81	719,599

(1)	During the three months ended March 31, 2010, we purchased an aggregate of 24,722 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our common stock, one of the investment options available under the plans.

(2)	In December 2009, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2009 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under our various employee stock, stock option and employee stock purchase plans from December 1, 2009 through December 15, 2011. The December 2009 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2009 program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended March 31, 2010, we repurchased and retired 169,599 shares under this program at an aggregate cost of $5.8 million.

(3)	In February 2010, our Board of Directors authorized a $100 million discretionary share repurchase program over a period not to exceed two years. Share repurchases of common stock may be made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management has established a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the February 2010 program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended March 31, 2010, we repurchased and retired 550,000 shares under this program at an aggregate cost of $19.3 million.

ITEM 6. EXHIBITS

31.1	Certification of Gregory T. Swienton pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Robert E. Sanchez pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Gregory T. Swienton and Robert E. Sanchez pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC. (Registrant)
Date: April 21, 2010	By:	/s/ Robert E. Sanchez
Robert E. Sanchez
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: April 21, 2010	By:	/s/ Art A. Garcia
Art A. Garcia
Senior Vice President and Controller (Principal Accounting Officer)