Form 10-Q
period 2010-06-30
RYDER SYSTEM INC
filed 2010-07-23
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES       ☑ NO
The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at June 30, 2010 was 52,417,216.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

Page No.
PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements (unaudited)

Consolidated Condensed Statements of Earnings — Three and six months ended June 30, 2010 and 2009	1

Consolidated Condensed Balance Sheets — June 30, 2010 and December 31, 2009	2

Consolidated Condensed Statements of Cash Flows — Six months ended June 30, 2010 and 2009	3

Consolidated Condensed Statement of Shareholders’ Equity — Six months ended June 30, 2010	4

Notes to Consolidated Condensed Financial Statements	5

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk	38

ITEM 4 Controls and Procedures	38

PART II OTHER INFORMATION

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds	38

ITEM 6 Exhibits	39

SIGNATURES	40
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
 i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Revenue	$1,286,123	1,212,036	$2,506,061	2,386,432

Operating expense (exclusive of items shown separately)	611,495	544,027	1,189,109	1,078,562
Salaries and employee-related costs	310,241	304,854	614,953	606,067
Subcontracted transportation	64,585	44,826	124,922	86,008
Depreciation expense	206,761	223,549	417,766	445,134
Gains on vehicle sales, net	(6,587)	(2,363)	(11,105)	(5,766)
Equipment rental	16,614	16,751	33,069	32,090
Interest expense	31,152	36,580	64,488	74,717
Miscellaneous income, net	(345)	(1,366)	(1,840)	(741)
Restructuring and other (recoveries) charges, net	—	(154)	—	2,598

	1,233,916	1,166,704	2,431,362	2,318,669

Earnings from continuing operations before income taxes	52,207	45,332	74,699	67,763
Provision for income taxes	21,607	18,264	31,227	29,755

Earnings from continuing operations	30,600	27,068	43,472	38,008
Loss from discontinued operations, net of tax	(759)	(4,180)	(1,258)	(8,282)

Net earnings	$29,841	22,888	$42,214	29,726

Earnings (loss) per common share — Basic
Continuing operations	$0.58	0.48	$0.82	0.68
Discontinued operations	(0.01)	(0.07)	(0.02)	(0.15)

Net earnings	$0.57	0.41	$0.80	0.53

Earnings (loss) per common share — Diluted
Continuing operations	$0.58	0.48	$0.82	0.68
Discontinued operations	(0.02)	(0.07)	(0.03)	(0.15)

Net earnings	$0.56	0.41	$0.79	0.53

Cash dividends declared and paid per common share	$0.25	0.23	$0.50	0.46

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2010	2009
	(Dollars in thousands, except per
	share amount)
Assets:
Current assets:
Cash and cash equivalents	$108,414	$98,525
Receivables, net of allowance of $11,622 and $13,808, respectively	622,773	598,661
Inventories	51,214	50,146
Prepaid expenses and other current assets	125,145	133,041

Total current assets	907,546	880,373
Revenue earning equipment, net of accumulated depreciation of $3,076,226 and $3,013,179, respectively	4,245,971	4,178,659
Operating property and equipment, net of accumulated depreciation of $870,366 and $855,657, respectively	542,895	543,910
Goodwill	216,286	216,444
Intangible assets	37,416	39,120
Direct financing leases and other assets	387,939	401,324

Total assets	$6,338,053	$6,259,830

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$380,909	$232,617
Accounts payable	363,500	262,712
Accrued expenses and other current liabilities	425,970	354,945

Total current liabilities	1,170,379	850,274
Long-term debt	2,091,167	2,265,074
Other non-current liabilities	689,669	681,613
Deferred income taxes	1,012,159	1,035,874

Total liabilities	4,963,374	4,832,835

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, June 30, 2010 or December 31, 2009	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, June 30, 2010 — 52,417,216; December 31, 2009 — 53,419,721	26,209	26,710
Additional paid-in capital	738,327	743,026
Retained earnings	1,014,994	1,036,178
Accumulated other comprehensive loss	(404,851)	(378,919)

Total shareholders’ equity	1,374,679	1,426,995

Total liabilities and shareholders’ equity	$6,338,053	$6,259,830

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings	$42,214	$29,726
Less: Loss from discontinued operations, net of tax	(1,258)	(8,282)

Earnings from continuing operations	43,472	38,008
Depreciation expense	417,766	445,134
Gains on vehicle sales, net	(11,105)	(5,766)
Share-based compensation expense	8,017	8,068
Amortization expense and other non-cash charges, net	19,567	18,700
Deferred income tax (benefit) expense	(22,994)	15,831
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(30,740)	42,763
Inventories	(1,169)	852
Prepaid expenses and other assets	4,946	421
Accounts payable	17,941	(24,815)
Accrued expenses and other non-current liabilities	85,494	(26,888)

Net cash provided by operating activities from continuing operations	531,195	512,308

Cash flows from financing activities from continuing operations:
Net change in commercial paper borrowings	187,700	216,002
Debt proceeds	13,588	958
Debt repaid, including capital lease obligations	(226,411)	(366,580)
Dividends on common stock	(26,554)	(25,733)
Common stock issued	6,941	3,016
Common stock repurchased	(57,665)	—
Excess tax benefits from share-based compensation	533	229
Debt issuance costs	(156)	(10,504)

Net cash used in financing activities from continuing operations	(102,024)	(182,612)

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(544,389)	(391,246)
Sales of revenue earning equipment	102,027	96,772
Sales of operating property and equipment	1,414	2,608
Acquisitions	(2,409)	(85,499)
Collections on direct finance leases	30,914	36,919
Changes in restricted cash	1,935	12,752
Other, net	1,950	—

Net cash used in investing activities from continuing operations	(408,558)	(327,694)

Effect of exchange rate changes on cash	(3,623)	2,855

Increase in cash and cash equivalents from continuing operations	16,990	4,857

Cash flows from discontinued operations:
Operating cash flows	(5,676)	(19,877)
Financing cash flows	(2,940)	(3,273)
Investing cash flows	1,544	3,783
Effect of exchange rate changes on cash	(29)	(1,270)

Decrease in cash and cash equivalents from discontinued operations	(7,101)	(20,637)

Increase (decrease) in cash and cash equivalents	9,889	(15,780)
Cash and cash equivalents at January 1	98,525	120,305

Cash and cash equivalents at June 30	$108,414	$104,525

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

						Accumulated
	Preferred			Additional		Other
	Stock	Common Stock		Paid-In	Retained	Comprehensive
	Amount	Shares	Par	Capital	Earnings	Loss	Total
	(Dollars in thousands, except per share amount)

Balance at December 31, 2009	$—	53,419,721	$26,710	743,026	1,036,178	(378,919)	1,426,995

Components of comprehensive income:
Net earnings	—	—	—	—	42,214	—	42,214
Foreign currency translation adjustments	—	—	—	—	—	(30,374)	(30,374)
Amortization of pension and postretirement items, net of tax	—	—	—	—	—	5,410	5,410
Change in net actuarial loss, net of tax	—	—	—	—	—	(968)	(968)

Total comprehensive income							16,282
Common stock dividends declared and paid – $0.50 per share	—	—	—	—	(26,554)	—	(26,554)
Common stock issued under employee stock option and stock purchase plans (1)	—	442,902	221	6,840	—	—	7,061
Benefit plan stock purchases (2)	—	(2,710)	(1)	(119)	—	—	(120)
Common stock repurchases	—	(1,442,697)	(721)	(20,100)	(36,844)	—	(57,665)
Share-based compensation	—	—	—	8,017	—	—	8,017
Tax benefits from share-based compensation	—	—	—	663	—	—	663

Balance at June 30, 2010	$—	52,417,216	$26,209	738,327	1,014,994	(404,851)	1,374,679

(1)	Net of common shares delivered as payment for the exercise price or to satisfy the option holders’ withholding tax liability upon exercise of options.

(2)	Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plans.
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
(B) ACCOUNTING CHANGES
     In June 2009, the Financial Accounting Standards Board (FASB) issued accounting and disclosure guidance for transfers of financial assets occurring on or after January 1, 2010. The adoption of this accounting guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In June 2009, the FASB issued accounting guidance which amends the consolidation principles for variable interest entities by requiring consolidation of VIEs based on which party has control of the entity. The guidance was effective beginning January 1, 2010. The adoption of this accounting guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
(C) ACQUISITIONS
     On February 2, 2009, we acquired the assets of Edart Leasing LLC (“Edart”), which included Edart’s fleet of approximately 1,600 vehicles and more than 340 contractual customers from Edart’s five locations in Connecticut for a purchase price of $85.2 million, of which $2.1 million and $81.3 million was paid during the six months ended June 30, 2010 and 2009, respectively. Goodwill and customer relationship intangibles related to the Edart acquisition totaled $14.7 million and $4.3 million, respectively. The combined network operates under the Ryder name, complementing our Fleet Management Solutions (FMS) business segment market coverage in the Northeast. We also acquired approximately 525 vehicles for remarketing, the majority of which have been sold.
     During the six months ended June 30, 2010 and 2009, we paid $0.3 million and $4.2 million, respectively, related to other acquisitions completed in prior years.
(D) DISCONTINUED OPERATIONS
     In 2009, we ceased Supply Chain Solutions (SCS) service operations in Brazil, Argentina, Chile and European markets. Accordingly, results of these operations, financial position and cash flows are separately reported as discontinued operations for all periods presented either in the Consolidated Condensed Financial Statements or notes thereto.
     Summarized results of discontinued operations were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(In thousands)

Total revenue	$—	30,872	$110	59,915

Loss from discontinued operations before income taxes	$(832)	(3,999)	$(1,337)	(8,281)
Income tax benefit (expense)	73	(181)	79	(1)

Loss from discontinued operations, net of tax	$(759)	(4,180)	$(1,258)	(8,282)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     Loss from discontinued operations before income taxes in the second quarter and first half of 2010 included $1.0 million and $1.4 million, respectively, of losses related to adverse legal developments, professional services and administrative costs associated with our discontinued South American operations. Loss from discontinued operations before income taxes in the second quarter and first half of 2010 also included $0.2 million and $0.1 million of restructuring recoveries and other items due to subsequent refinements in prior year estimates.
     Loss from discontinued operations before income taxes in the second quarter and first half of 2009 included $3.1 million and $6.1 million, respectively, of operating losses incurred in the wind down of our South American and European operations. Loss from discontinued operations before income taxes in the second quarter of 2009 also included $0.9 million and $2.2 million, respectively, of exit-related restructuring charges and other items associated with these operations.
     The following is a summary of assets and liabilities of discontinued operations:

	June 30,	December 31,
	2010	2009
	(In thousands)
Assets:
Total current assets	$3,771	$3,671
Total assets	$5,914	$7,631

Liabilities:
Total current liabilities	$1,125	$7,713
Total liabilities	$5,582	$12,869
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
     The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(In thousands)

Stock option and stock purchase plans	$2,240	2,226	$4,493	5,039
Nonvested stock	1,836	1,071	3,524	3,029

Share-based compensation expense	4,076	3,297	8,017	8,068
Income tax benefit	(1,415)	(1,020)	(2,741)	(2,539)

Share-based compensation expense, net of tax	$2,661	2,277	$5,276	5,529

     During each of the six months ended June 30, 2010 and 2009, approximately 900,000 stock options were granted under the Plans. These awards, which generally vest one-third each year from the date of grant, are fully vested three years from the grant date and have contractual terms of seven years. The fair value of each option award at the date of grant was estimated using a Black-Scholes-Merton option-pricing valuation model. The weighted-average fair value per option granted during the six months ended June 30, 2010 and 2009 was $8.93 and $9.23, respectively.
     During each of the six months ended June 30, 2010 and 2009, approximately 200,000 awards of restricted stock rights and restricted stock units (RSUs) were granted under the Plans. The majority of the restricted stock rights granted during the periods included a market-based vesting provision, and the remainder are time-vested awards. Employees only receive the grant of stock if Ryder’s cumulative average total shareholder return (TSR) at least meets the S&P 500 cumulative average TSR over an

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
applicable three-year period. The fair value of the market-based restricted stock rights was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. Fair value of the time-vested awards was determined and fixed on the grant date based on Ryder’s stock price on the date of grant. The weighted-average fair value per restricted stock right and RSU granted during the six months ended June 30, 2010 and 2009 was $19.73 and $18.19, respectively.
     During the six months ended June 30, 2010 and 2009, employees who received market-based restricted stock rights also received market-based cash awards. The awards have the same vesting provisions as the market-based restricted stock rights except that Ryder’s TSR must at least meet the TSR of the 33rd percentile of the S&P 500. The cash awards are accounted for as liability awards under the share-based compensation accounting guidance as the awards are based upon the performance of our common stock and are settled in cash. As a result, the liability is adjusted to reflect fair value at the end of each reporting period. The fair value of the cash awards was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. During the three months ended June 30, 2010 and 2009, we recognized $0.7 million and $0.3 million, respectively, of compensation expense related to these cash awards in addition to the share-based compensation expense reported in the previous table. During the six months ended June 30, 2010 and 2009, we recognized $0.8 million and $0.6 million, respectively, of compensation expense related to these cash awards in addition to the share-based compensation expense reported in the previous table.
     Total unrecognized pre-tax compensation expense related to share-based compensation arrangements at June 30, 2010 was $28.6 million and is expected to be recognized over a weighted-average period of approximately 1.9 years.
(F) EARNINGS PER SHARE
     We compute earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Our nonvested stock are considered participating securities since the share-based awards contain a non-forfeitable right to dividend equivalents irrespective of whether the awards ultimately vest. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period.
     The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Earnings per share — Basic:
Earnings from continuing operations	$30,600	27,068	$43,472	38,008
Less: Distributed and undistributed earnings allocated to nonvested stock	(432)	(295)	(584)	(404)

Earnings from continuing operations available to common shareholders — Basic	$30,168	26,773	$42,888	37,604

Weighted average common shares outstanding— Basic	52,044	55,344	52,362	55,291

Earnings from continuing operations per common share — Basic	$0.58	0.48	$0.82	0.68

Earnings per share — Diluted:
Earnings from continuing operations	$30,600	27,068	$43,472	38,008
Less: Distributed and undistributed earnings allocated to nonvested stock	(432)	(295)	(584)	(404)

Earnings from continuing operations available to common shareholders — Diluted	$30,168	26,773	$42,888	37,604

Weighted average common shares outstanding— Basic	52,044	55,344	52,362	55,291
Effect of dilutive options	217	37	120	40

Weighted average common shares outstanding— Diluted	52,261	55,381	52,482	55,331

Earnings from continuing operations per common share — Diluted	$0.58	0.48	$0.82	0.68

Anti-dilutive equity awards not included above	1,391	3,049	1,853	2,850

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(G) RESTRUCTURING AND OTHER (RECOVERIES) CHARGES
     Restructuring and other recoveries, net of $0.2 million for the three months ended June 30, 2009 represented refinements in previous workforce reduction estimates. Restructuring and other charges, net of $2.6 million for the six months ended June 30, 2009 represented employee severance and benefit costs related to workforce reductions.
     As noted in Note (T), “Segment Reporting,” our primary measure of segment financial performance excludes, among other items, restructuring and other (recoveries) charges, net; however, the applicable portion of the restructuring and other (recoveries) charges, net that relates to each segment was as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(In thousands)

Fleet Management Solutions	$—	169	$—	1,820
Supply Chain Solutions	—	(324)	—	601
Dedicated Contract Carriage	—	—	—	46
Central Support Services	—	1	—	131

Total	$—	(154)	$—	2,598

     Activity related to restructuring reserves including discontinued operations were as follows:

			Deductions		Foreign
	December 31, 2009		Cash	Non-Cash	Translation	June 30, 2010
	Balance	Additions	Payments	Reductions(1)	Adjustment	Balance
	(In thousands)

Employee severance and benefits	$1,070	107	785	28	(15)	349
Contract termination costs	172	85	181	—	(17)	59

Total	$1,242	192	966	28	(32)	408

(1)	Non-cash reductions represent adjustments to the restructuring reserves as actual costs were less than originally estimated.
     At June 30, 2010, the majority of outstanding restructuring obligations are required to be paid by year-end.
(H) REVENUE EARNING EQUIPMENT

	June 30, 2010			December 31, 2009
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value(1)	Cost	Depreciation	Value (1)
	(In thousands)
Held for use:
Full service lease	$5,547,382	(2,251,288)	3,296,094	$5,616,102	(2,173,693)	3,442,409
Commercial rental	1,475,169	(601,265)	873,904	1,235,404	(577,839)	657,565
Held for sale	299,646	(223,673)	75,973	340,332	(261,647)	78,685

Total	$7,322,197	(3,076,226)	4,245,971	$7,191,838	(3,013,179)	4,178,659

(1)	Revenue earning equipment, net includes vehicles acquired under capital leases of $19.2 million, less accumulated amortization of $7.3 million, at June 30, 2010, and $19.9 million, less accumulated amortization of $6.9 million, at December 31, 2009. Amortization expense attributed to vehicles acquired under capital leases is combined with depreciation expense.
     At the end of 2009, we completed our annual review of residual values and useful lives of revenue earning equipment. Based on the results of our analysis, we adjusted the residual values of certain classes of revenue earning equipment effective January 1, 2010. The change in estimated residual values decreased pre-tax earnings for the three and six months ended June 30, 2010 by approximately $3.5 million and $7.0 million, respectively. In addition, in the three months ended June 30, 2010 and 2009 we recognized $1.0 million and $2.3 million, respectively, of accelerated depreciation for select vehicles that are expected to be sold by the end of this year. In the six months ended June 30, 2010 and 2009, we recognized $3.5 million and $2.3 million, respectively, of accelerated depreciation for select vehicles that are expected to be sold by the end of this year.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(I) GOODWILL
     The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	Fleet	Supply	Dedicated
	Management	Chain	Contract
	Solutions	Solutions	Carriage	Total
	(In thousands)
Balance at January 1, 2010:
Goodwill	$202,308	38,457	4,900	245,665
Accumulated impairment losses	(10,322)	(18,899)	—	(29,221)

	191,986	19,558	4,900	216,444
Acquisitions	25	—	—	25
Foreign currency translation adjustment	(79)	(104)	—	(183)

Balance at June 30, 2010:
Goodwill	202,254	38,353	4,900	245,507
Accumulated impairment losses	(10,322)	(18,899)	—	(29,221)

	$191,932	19,454	4,900	216,286

     We assess goodwill for impairment on April 1st of each year or more often if deemed necessary. On April 1st 2010, we completed our annual goodwill impairment test and determined there was no impairment.
(J) ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30, 2010			December 31, 2009
	Accrued	Non-Current		Accrued	Non-Current
	Expenses	Liabilities	Total	Expenses	Liabilities	Total
	(In thousands)

Salaries and wages	$60,853	—	60,853	$45,349	—	45,349
Deferred compensation	1,625	15,422	17,047	5,068	16,970	22,038
Pension benefits	2,692	342,097	344,789	2,695	328,571	331,266
Other postretirement benefits	3,213	42,704	45,917	3,214	46,115	49,329
Employee benefits	1,353	—	1,353	2,346	—	2,346
Insurance obligations, primarily self-insurance	108,902	142,509	251,411	111,144	151,045	262,189
Residual value guarantees	2,970	1,801	4,771	2,177	1,872	4,049
Deferred rent	3,003	24,135	27,138	1,995	16,302	18,297
Deferred vehicle gains	759	1,821	2,580	790	2,259	3,049
Environmental liabilities	4,737	9,806	14,543	5,285	9,578	14,863
Asset retirement obligations	3,799	12,719	16,518	4,881	11,435	16,316
Operating taxes	73,585	—	73,585	70,370	—	70,370
Income taxes	59,677	76,710	136,387	459	73,311	73,770
Interest	26,800	—	26,800	29,123	—	29,123
Deposits, mainly from customers	30,761	7,532	38,293	29,511	7,527	37,038
Deferred revenue	8,519	5,110	13,629	9,136	5,578	14,714
Other	32,722	7,303	40,025	31,402	11,050	42,452

Total	$425,970	689,669	1,115,639	$354,945	681,613	1,036,558

(K) INCOME TAXES
     Uncertain Tax Positions
     We are subject to tax audits in numerous jurisdictions in the U.S. and foreign countries. Tax audits by their very nature are often complex and can require several years to complete. In the normal course of business, we are subject to challenges from the Internal Revenue Service (IRS) and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. As part of our calculation of the provision for income taxes on earnings, we recognize the tax benefit from uncertain tax positions that are at least more likely than not of being sustained upon audit based on the technical merits of the tax position. The tax benefit to be recognized is measured as the

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Such calculations require management to make estimates and judgments with respect to the ultimate outcome of a tax audit. Actual results could vary materially from these estimates.
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
          Foreign — we are no longer subject to foreign tax examinations by tax authorities for tax years before 2001 in Brazil, 2002 in Canada, 2003 in Mexico and 2007 in the U.K., which are our major foreign tax jurisdictions. In Brazil, we were assessed $14.9 million, including penalties and interest, related to the tax due on the sale of our outbound auto carriage business in 2001. We believe it is more likely than not that our tax position will ultimately be sustained and no amounts have been reserved for this matter.
     At June 30, 2010 and December 31, 2009, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $71.7 million and $69.5 million, respectively. Unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $2.3 million by June 30, 2011, if audits are complete or tax years close.
          Like-Kind Exchange Program
     We have a like-kind exchange program for certain of our revenue earning equipment operating in the U.S. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form whereby tax gains on disposal of eligible vehicles are deferred. To qualify for like-kind exchange treatment, we exchange, through a qualified intermediary, eligible vehicles being disposed of with vehicles being acquired allowing us to generally carryover the tax basis of the vehicles sold (“like-kind exchanges”). The program is expected to result in a material deferral of federal and state income taxes. As part of the program, the proceeds from the sale of eligible vehicles are restricted for the acquisition of replacement vehicles and other specified applications. Due to the structure utilized to facilitate the like-kind exchanges, the qualified intermediary that holds the proceeds from the sales of eligible vehicles and the entity that holds the vehicles to be acquired under the program are required to be consolidated in the accompanying Consolidated Condensed Financial Statements in accordance with U.S. GAAP. At June 30, 2010, these consolidated entities had total assets, primarily revenue earning equipment, and total liabilities, primarily accounts payable, of $68.5 million. At December 31, 2009, these consolidated entities had total assets, primarily revenue earning equipment, and total liabilities, primarily accounts payable, of $28.5 million.
          Tax Law Changes
     On March 23, 2010, the U.S. enacted the Patient Protection and Affordable Care Act and on March 30, 2010, the U.S. enacted the Health Care and Education Reconciliation Act of 2010 (collectively, the “Act”). The Act will reduce certain tax benefits available to employers for providing prescription coverage to retirees among other tax law changes. We do not provide prescription coverage for our retirees, therefore, the Act had no impact on our deferred income taxes or net earnings.
     On February 19, 2009, the State of Wisconsin enacted changes to its tax system, which included mandatory unitary combined reporting. The impact of this change resulted in a favorable non-cash adjustment to deferred income taxes and increased net earnings in the six months ended June 30, 2009 by $0.5 million, or $0.01 per diluted common share.
          Effective Tax Rate
     Our effective income tax rate from continuing operations for the second quarter of 2010 was 41.4% compared with 40.3% in the same period of the prior year. The effective tax rate in the second quarter of 2010 reflects higher contingent tax accruals partially offset by the benefit of higher earnings. Our effective tax rate from continuing operations for the six months ended June 30, 2010 was 41.8% compared with 43.9% in the same period last year. The decrease in the effective tax rate was mainly due to higher non-deductible foreign losses in the first half of 2009 partially offset by higher contingent tax accruals in 2010.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(L) DEBT

	Weighted-Average
	Interest Rate
	June 30,	December 31,		June 30,	December 31,
	2010	2009	Maturities	2010	2009
				(In thousands)
Short-term debt and current portion of long-term debt:
Unsecured foreign obligations	2.14%	6.98%	2010	$2,884	$5,369
Current portion of long-term debt, including capital leases				378,025	227,248

Total short-term debt and current portion of long-term debt				380,909	232,617

Long-term debt:
U.S. commercial paper (1)	0.45%	0.43%	2012	379,612	191,934
Unsecured U.S. notes – Medium-term notes (1)	6.00%	5.89%	2010-2025	1,858,146	2,032,344
Unsecured U.S. obligations, principally bank term loans	1.55%	1.45%	2010-2013	106,000	132,150
Unsecured foreign obligations	4.55%	5.22%	2011-2012	98,939	112,782
Capital lease obligations	8.20%	8.26%	2010-2017	10,269	11,011

Total before fair market value adjustment				2,452,966	2,480,221
Fair market value adjustment on notes subject to hedging (2)				16,226	12,101

				2,469,192	2,492,322
Current portion of long-term debt, including capital leases				(378,025)	(227,248)

Long-term debt				2,091,167	2,265,074

Total debt				$2,472,076	$2,497,691

(1)	We had unamortized original issue discounts of $10.9 million and $11.7 million at June 30, 2010 and December 31, 2009, respectively.

(2)	The notional amount of the executed interest rate swap designated as a fair value hedge was $250 million at both June 30, 2010 and December 31, 2009.
     We can borrow up to $875 million under a global revolving credit facility with a syndicate of thirteen lending institutions led by Bank of America N.A., Bank of Tokyo-Mitsubishi UFJ, Ltd., Mizuho Corporate Bank, Ltd., Royal Bank of Scotland Plc and Wells Fargo N.A. The global credit facility matures in April 2012 and is used primarily to finance working capital and provide support for the issuance of unsecured commercial paper in the U.S. and Canada. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at June 30, 2010). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The agreement provides for annual facility fees, which range from 22.5 basis points to 62.5 basis points, and is based on Ryder’s long-term credit ratings. The current annual facility fee is 37.5 basis points, which applies to the total facility size of $875 million. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated tangible net worth, of less than or equal to 300%. Tangible net worth, as defined in the credit facility, includes 50% of our deferred federal income tax liability and excludes the book value of our intangibles. The ratio at June 30, 2010 was 159%. At June 30, 2010, $482.3 million was available under the credit facility, net of the support for commercial paper borrowings.
     Our global revolving credit facility permits us to refinance short-term commercial paper obligations on a long-term basis. Settlement of short-term commercial paper obligations not expected to require the use of working capital are classified as long-term as we have both the intent and ability to refinance on a long-term basis. At June 30, 2010 and December 31, 2009, we classified $379.6 million and $191.9 million, respectively, of short-term commercial paper as long-term debt.
     We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program are limited to $175 million. If no event occurs which causes early termination, the 364-day program will expire on October 29, 2010. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. At June 30, 2010 and December 31, 2009, no amounts were outstanding under the program. Sales of receivables under this program are accounted for as secured borrowings based on our continuing involvement in the transferred assets.

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
     At June 30, 2010 and December 31, 2009, we had letters of credit and surety bonds outstanding totaling $257.6 million and $262.7 million, respectively, which primarily guarantee the payment of insurance claims.
(M) FAIR VALUE MEASUREMENTS
     The following tables present our assets and liabilities that are measured at fair value on a recurring basis and the levels of inputs used to measure fair value:

		Fair Value Measurements
		At June 30, 2010 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Investments held in Rabbi Trusts:
Cash and cash equivalents		$3,667	—	—	3,667
U.S. equity mutual funds		6,001	—	—	6,001
Foreign equity mutual funds		1,998	—	—	1,998
Fixed income mutual funds		3,133	—	—	3,133

Investments held in Rabbi Trusts	DFL and other assets	14,799	—	—	14,799
Interest rate swap	DFL and other assets	—	16,226	—	16,226

Total assets at fair value		$14,799	16,226	—	31,025

		Fair Value Measurements
		At December 31, 2009 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Investments held in Rabbi Trusts	DFL and other assets	$19,686	—	—	19,686
Interest rate swap	DFL and other assets	—	12,101	—	12,101

Total assets at fair value		$19,686	12,101	—	31,787

     The following is a description of the valuation methodologies used for these items, as well as the level of inputs used to measure fair value:
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     The following tables present our assets and liabilities that are measured at fair value on a nonrecurring basis and the levels of inputs used to measure fair value:

	Fair Value Measurements			Total Losses (2)
	At June 30, 2010 Using			Three months	Six months
	Level 1	Level 2	Level 3	ended	ended
	(In thousands)
Assets held for sale:
Revenue earning equipment: (1)
Trucks	$—	—	12,992	$3,513	$7,882
Tractors	—	—	20,992	2,682	6,492
Trailers	—	—	2,535	680	2,231

Total assets at fair value	$—	—	36,519	$6,875	$16,605

	Fair Value Measurements			Total Losses (2)
	At June 30, 2009 Using			Three months	Six months
	Level 1	Level 2	Level 3	ended	ended
	(In thousands)
Assets held for sale:
Revenue earning equipment (1)	$—	—	48,542	$15,011	$29,731

Total assets at fair value	$—	—	48,542	$15,011	$29,731

(1)	Represents the portion of all revenue earning equipment held for sale that is recorded at fair value, less costs to sell.

(2)	Total losses represent fair value adjustments for all vehicles held for sale throughout the period for which fair value was less than carrying value.
     Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. Losses to reflect changes in fair value are presented within “Depreciation expense” in the Consolidated Condensed Statements of Earnings. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (tractors, trucks, trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. Fair value was determined based upon recent market prices obtained from our own sales experience for sales of each class of similar assets and vehicle condition. Therefore, our revenue earning equipment held for sale was classified within Level 3 of the fair value hierarchy.
     Fair value of total debt at June 30, 2010 and December 31, 2009 was approximately $2.62 billion and $2.60 billion, respectively. For publicly-traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on rates currently available to us for debt with similar terms and remaining maturities. The carrying amounts reported in the Consolidated Condensed Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.
(N) DERIVATIVES
     In February 2008, we issued $250 million of unsecured medium-term notes maturing in March 2013. Concurrently, we entered into an interest rate swap with a notional amount of $250 million maturing in March 2013. The swap was designated as a fair value hedge whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. At June 30, 2010, the interest rate swap agreement effectively changed $250 million of fixed-rate debt with an interest rate of 6.00% to LIBOR-based floating-rate debt at a rate of 2.52%. Changes in the fair value of the interest rate swap are offset by changes in the fair value of the debt instrument. Accordingly, there is no ineffectiveness related to the interest rate swap. Our swap agreement contains provisions that would require us to post collateral in the event that the swap is in a liability position exceeding certain thresholds based on our credit ratings.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     The location and amount of gains (losses) on derivative instruments and related hedged items reported in the Consolidated Condensed Statements of Earnings were as follows:

	Location of Gain (Loss)	Three months ended June 30,		Six months ended June 30,
Fair Value Hedging Relationship	Recognized in Income	2010	2009	2010	2009
		(In thousands)

Derivative: Interest rate swap	Interest expense	$2,098	(6,802)	$4,125	(8,074)
Hedged item: Fixed-rate debt	Interest expense	(2,098)	6,802	(4,125)	8,074

Total		$—	—	$—	—

     Refer to Note (M), “Fair Value Measurements,” for disclosures of the fair value and line item caption of derivative instruments recorded on the Consolidated Condensed Balance Sheets.
(O) SHARE REPURCHASE PROGRAMS
     In February 2010, our Board of Directors authorized a $100 million discretionary share repurchase program over a period not to exceed two years. Share repurchases of common stock under this plan may be made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the February 2010 program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the plan. For the three months ended June 30, 2010, we repurchased and retired 585,000 shares under this program at an aggregate cost of $26.2 million. For the six months ended June 30, 2010, we repurchased and retired 1,135,000 shares under this program at an aggregate cost of $45.5 million.
     In December 2009, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and stock purchase plans. Under the December 2009 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company’s various employee stock, stock option and stock purchase plans from December 1, 2009 through December 15, 2011. The December 2009 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2009 program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the plan. For the three months ended June 30, 2010, we repurchased and retired 138,098 shares under this program at an aggregate cost of $6.4 million. For the six months ended June 30, 2010, we repurchased and retired 307,697 shares under this program at an aggregate cost of $12.2 million.

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
     The following table provides a reconciliation of net earnings as reported in the Consolidated Condensed Statements of Earnings to comprehensive income:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(In thousands)

Net earnings	$29,841	22,888	$42,214	29,726
Other comprehensive income (loss):
Foreign currency translation adjustments	(28,724)	65,834	(30,374)	44,957
Net unrealized gain on derivative instruments	—	13	—	156
Amortization of transition obligation (1)	(5)	(5)	(9)	(9)
Amortization of net actuarial loss (1)	3,062	4,128	6,219	8,247
Amortization of prior service credit (1)	(400)	(377)	(800)	(749)
Change in net actuarial loss (1)	(886)	3,668	(968)	3,524

Total comprehensive income	$2,888	96,149	$16,282	85,852

(1)	Amounts pertain to our pension and/or postretirement benefit plans and are presented net of tax. See Note (Q), “Employee Benefit Plans,” for additional information.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Q) EMPLOYEE BENEFIT PLANS
     Components of net periodic benefit cost were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(In thousands)
Pension Benefits
Company-administered plans:
Service cost	$3,063	5,325	$8,152	10,529
Interest cost	23,845	22,812	47,942	45,892
Expected return on plan assets	(23,120)	(18,846)	(46,421)	(37,287)
Amortization of:
Transition obligation	(6)	(6)	(12)	(12)
Net actuarial loss	4,767	6,278	9,499	12,438
Prior service credit	(563)	(533)	(1,126)	(1,061)

	7,986	15,030	18,034	30,499
Union-administered plans	1,316	1,277	2,591	2,564

Net periodic benefit cost	$9,302	16,307	$20,625	33,063

Company-administered plans:
U.S.	$8,051	12,407	$16,867	25,434
Non-U.S.	(65)	2,623	1,167	5,065

	7,986	15,030	18,034	30,499
Union-administered plans	1,316	1,277	2,591	2,564

	$9,302	16,307	$20,625	33,063

Postretirement Benefits
Company-administered plans:
Service cost	$259	328	$685	713
Interest cost	594	660	1,359	1,401
Amortization of:
Net actuarial (gain) loss	(3)	99	175	315
Prior service credit	(57)	(57)	(115)	(115)

Net periodic benefit cost	$793	1,030	$2,104	2,314

Company-administered plans:
U.S.	$626	746	$1,567	1,770
Non-U.S.	167	284	537	544

	$793	1,030	$2,104	2,314

          Pension Contributions
      In 2010, we expect to contribute approximately $17 million to our pension plans. During the six months ended June 30, 2010, we contributed $6.5 million to our pension plans.
          Pension Curtailments
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
          Savings Plans
     Employees who do not actively participate in our pension plans are eligible to participate in savings plans. The savings plans provide for (i) company contributions even if employees do not make contributions, (ii) a company match of employee contributions of eligible pay, and (iii) in certain cases, a discretionary company match based on our performance. During the three months ended June 30, 2010 and 2009, we recognized total savings plan costs of $6.6 million and $5.5 million, respectively. During the six months ended June 30, 2010 and 2009, we recognized total savings plan costs of $13.3 million and $11.6 million, respectively.
(R) OTHER ITEMS IMPACTING COMPARABILITY
     Our primary measure of segment performance excludes certain items that we believe are not representative of the ongoing operations of the segment. We believe that excluding these items from our segment measure of performance allows for better comparison of results.
     During the first quarter of 2009, we recognized a pre-tax impairment charge of $3.9 million to write-down a SCS Singapore facility to its estimated fair value. This charge was presented within “Depreciation expense” in our Consolidated Condensed Statements of Earnings.
(S) SUPPLEMENTAL CASH FLOW INFORMATION
     Supplemental cash flow information was as follows:

	Six months ended June 30,
	2010	2009
	(In thousands)

Interest paid	$63,888	$76,725
Income taxes (refunded) paid	$(9,061)	$4,052
Changes in accounts payable related to purchases of revenue earning equipment	$86,021	$(49,206)
Revenue earning equipment acquired under capital leases	$99	$1,949
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
     Our primary measurement of segment financial performance, defined as “Net Before Taxes” (NBT), includes an allocation of Central Support Services (CSS) and excludes restructuring and other (recoveries) charges, net described in Note (G), “Restructuring and Other (Recoveries) Charges,” and excludes the items discussed in Note (R), “Other Items Impacting Comparability.” CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal and corporate communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     The following tables set forth financial information for each of our business segments and reconciliation between segment NBT and earnings from continuing operations before income taxes for the three and six months ended June 30, 2010 and 2009. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

	FMS	SCS	DCC	Eliminations	Total
	(In thousands)
For the three months ended June 30, 2010
Revenue from external customers	$853,020	310,079	123,024	—	1,286,123
Inter-segment revenue	78,153	—	—	(78,153)	—

Total revenue	$931,173	310,079	123,024	(78,153)	1,286,123

Segment NBT	$46,226	12,559	8,432	(5,143)	62,074

Unallocated CSS					(9,867)

Earnings from continuing operations before income taxes					$52,207

Segment capital expenditures (1)	$338,797	1,996	379	—	341,172

Unallocated CSS					3,116

Capital expenditures paid					$344,288

June 30, 2009
Revenue from external customers	$820,148	275,853	116,035	—	1,212,036
Inter-segment revenue	71,129	—	—	(71,129)	—

Total revenue	$891,277	275,853	116,035	(71,129)	1,212,036

Segment NBT	$41,428	6,245	10,654	(4,808)	53,519

Unallocated CSS					(8,341)
Restructuring and other recoveries, net and other item (2)					154

Earnings from continuing operations before income taxes					$45,332

Segment capital expenditures (1)	$134,818	2,321	333	—	137,472

Unallocated CSS					1,782

Capital expenditures paid					$139,254

(1)	Excludes revenue earning equipment acquired under capital leases.

(2)	See Note (R), “Other Items Impacting Comparability,” for a discussion of items, in addition to restructuring and other charges, net that are excluded from our primary measure of segment performance.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	SCS	DCC	Eliminations	Total
	(In thousands)
For the six months ended June 30, 2010
Revenue from external customers	$1,662,409	604,286	239,366	—	2,506,061
Inter-segment revenue	152,747	—	—	(152,747)	—

Total revenue	$1,815,156	604,286	239,366	(152,747)	2,506,061

Segment NBT	$67,921	19,585	15,818	(9,876)	93,448

Unallocated CSS					(18,749)

Earnings from continuing operations before income taxes					$74,699

Segment capital expenditures (1) (2)	$534,285	3,497	991	—	538,773

Unallocated CSS					5,616

Capital expenditures paid					$544,389

June 30, 2009
Revenue from external customers	$1,612,225	543,145	231,062	—	2,386,432
Inter-segment revenue	142,587	—	—	(142,587)	—

Total revenue	$1,754,812	543,145	231,062	(142,587)	2,386,432

Segment NBT	$71,393	7,764	20,922	(10,453)	89,626

Unallocated CSS					(15,341)
Restructuring and other charges, net and other items (3)					(6,522)

Earnings from continuing operations before income taxes					$67,763

Segment capital expenditures (1), (2)	$381,866	5,145	543	—	387,554

Unallocated CSS					3,692

Capital expenditures paid					$391,246

(1)	Excludes acquisition payments of $2.4 million and $85.5 million during the six months ended June 30, 2010 and June 30, 2009, respectively.

(2)	Excludes revenue earning equipment acquired under capital leases.

(3)	See Note (R), “Other Items Impacting Comparability,” for a discussion of items, in addition to restructuring and other charges, net that are excluded from our primary measure of segment performance.
(U) RECENT ACCOUNTING PRONOUNCEMENTS
     In July 2010, the FASB issued expanded disclosure requirements surrounding the credit quality of financing receivables and the allowance for credit losses. Certain disclosures regarding the credit quality of our financing receivables as of the end of a period are required in our December 31, 2010 10-K. Disclosures about the changes in the allowance for credit losses that occur during a reporting period are effective for interim and annual periods after January 1, 2011.
     In September 2009, the FASB issued accounting guidance which amends the criteria for allocating a contract’s consideration to individual services or products in multiple arrangements. The guidance requires that the best estimate of selling price be used when vendor specific objective or third-party evidence for deliverables cannot be determined. This guidance is effective for revenue arrangements entered into or materially modified on or after January 1, 2011, with early adoption permitted. The adoption of this accounting guidance will not have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS —
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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
ACQUISITIONS
     On February 2, 2009, we acquired the assets of Edart Leasing LLC (“Edart”), which included Edart’s fleet of approximately 1,600 vehicles and more than 340 contractual customers from Edart’s five locations in Connecticut for a purchase price of $85.2 million. The combined network operates under the Ryder name, complementing our FMS business segment market coverage in the Northeast. We also acquired approximately 525 vehicles for remarketing, the majority of which have been sold.
CONSOLIDATED RESULTS

	Three months ended June 30,		Six months ended June 30,		Change 2010/2009
					Three	Six
	2010	2009	2010	2009	Months	Months
	(In thousands, except per share amounts)

Earnings from continuing operations before income taxes	$52,207	45,332	$74,699	67,763	15%	10%
Provision for income taxes	21,607	18,264	31,227	29,755	18	5

Earnings from continuing operations	30,600	27,068	43,472	38,008	13	14
Loss from discontinued operations, net of tax	(759)	(4,180)	(1,258)	(8,282)	82	85

Net earnings	$29,841	22,888	$42,214	29,726	30%	42%

Earnings (loss) per common share — Diluted
Continuing operations	$0.58	0.48	$0.82	0.68	21%	21%
Discontinued operations	(0.02)	(0.07)	(0.03)	(0.15)	71	80

Net earnings	$0.56	0.41	$0.79	0.53	37%	49%

Weighted-average shares outstanding — Diluted	52,261	55,381	52,482	55,331	(6)%	(5)%

     Earnings from continuing operations before income taxes (NBT) increased 15% in the second quarter of 2010 to $52.2 million reflecting the impact of stronger results in the SCS and FMS business segments. SCS improvement was driven by higher automotive volumes. FMS results were better due to improved global commercial rental performance and used vehicle sales results. This increase was partially offset by lower full service lease performance reflecting the cumulative effect of ongoing customer fleet downsizing and higher maintenance costs. NBT increased 10% in the first half of 2010 to $74.7 million. NBT in the first half of 2009 was impacted by restructuring and SCS Singapore impairment charges totaling $6.5 million. See Note (G), “Restructuring and Other (Recoveries) Charges” and Note (R), “Other Items Impacting Comparability,” for information regarding items excluded from 2009. Excluding these charges, NBT increased 1% in the first half of 2010 primarily due to better used vehicle sales results, improved commercial rental performance and higher SCS results partially offset by lower full service lease performance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     Net earnings increased 30% in the second quarter of 2010 to $29.8 million or $0.56 per diluted common share. Net earnings increased 42% in the first half of 2010 to $42.2 million or $0.79 per diluted common share. Net earnings in the second quarter and first half of 2009 were negatively impacted by losses from discontinued operations from SCS South America and Europe of $4.2 million and $8.3 million, respectively.
     EPS growth in the second quarter and first half of 2010 exceeded the net earnings growth reflecting the impact of share repurchase programs. See “Operating Results by Business Segment” for a further discussion of operating results.

	Three months ended June 30,		Six months ended June 30,		Change 2010/2009
					Three	Six
	2010	2009	2010	2009	Months	Months
	(In thousands)
Revenue:
Fleet Management Solutions	$931,173	891,277	$1,815,156	1,754,812	4%	3%
Supply Chain Solutions	310,079	275,853	604,286	543,145	12	11
Dedicated Contract Carriage	123,024	116,035	239,366	231,062	6	4
Eliminations	(78,153)	(71,129)	(152,747)	(142,587)	(10)	(7)

Total	$1,286,123	1,212,036	$2,506,061	2,386,432	6%	5%

Operating revenue (1)	$1,037,102	1,017,835	$2,024,692	2,008,673	2%	1%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our businesses and as a measure of sales activity. FMS fuel services revenue net of related intersegment billings, which is directly impacted by fluctuations in market fuel prices, is excluded from the operating revenue computation as fuel is largely a pass-through to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. Subcontracted transportation is deducted from total revenue to arrive at operating revenue as subcontracted transportation is typically a pass-through to our customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Operating revenue is also a primary internal operating metric used to measure segment performance. Refer to the section titled “Non-GAAP Financial Measures” for a reconciliation of total revenue to operating revenue.
     Total revenue increased 6% in the second quarter of 2010 to $1.29 billion and increased 5% in the first half of 2010 to $2.51 billion. Total revenue growth was driven by higher fuel services revenue reflecting higher fuel cost pass-throughs. Operating revenue increased 2% in the second quarter of 2010 to $1.04 billion primarily due to higher commercial rental revenue, higher DCC fuel cost pass-throughs and the favorable movements in foreign currency exchange rates, partially offset by lower full service lease revenue. Operating revenue increased 1% in the first half of 2010 primarily due to favorable movements in foreign exchange rates, higher commercial rental revenue and DCC fuel cost pass-throughs, partially offset by lower full service lease revenue. Both total revenue and operating revenue in the second quarter of 2010 included a favorable foreign exchange impact of 0.8%, primarily due to the strengthening of the Canadian dollar. Both total revenue and operating revenue in the first six months of 2010 included a favorable foreign exchange impact of 1.5% primarily due to the strengthening of the Canadian dollar.

	Three months ended June 30,		Six months ended June 30,		Change 2010/2009
					Three	Six
	2010	2009	2010	2009	Months	Months
		(Dollars in thousands)

Operating expense (exclusive of items shown separately)	$611,495	544,027	$1,189,109	1,078,562	12%	10%
Percentage of revenue	48%	45%	47%	45%
     Operating expense and operating expense as a percentage of revenue increased in the second quarter and first half of 2010 primarily as a result of higher fuel cost pass-throughs and, to a lesser extent, higher maintenance costs. The increase in fuel costs was driven by an increase in fuel prices and partially offset by reduced gallons pumped at our facilities.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Fluctuations in the frequency or severity of accidents make it difficult to precisely predict the ultimate cost of claims. During the three months ended June 30, 2010 and 2009, we recorded a charge of $2.2 million and a benefit of $0.9 million, respectively, from developments in estimated prior years’ self-insured loss reserves. During the six months ended June 30, 2010 and 2009, we recorded a charge of $2.4 million and a benefit of $3.3 million, respectively, from developments in estimated prior years’ self-insured loss reserves.

	Three months ended June 30,		Six months ended June 30,		Change 2010/2009
					Three	Six
	2010	2009	2010	2009	Months	Months
	(Dollars in thousands)

Salaries and employee-related costs	$310,241	304,854	$614,953	606,067	2%	1%
Percentage of revenue	24%	25%	25%	25%
Percentage of operating revenue	30%	30%	30%	30%
     Salaries and employee-related costs increased 2% in the second quarter of 2010 to $310.2 million and increased 1% in the first half of 2010 to $615.0 million primarily due to higher compensation costs. The increases in salaries and employee-related costs were partially offset by lower retirement plans expense of $5.9 million in the second quarter and $10.8 million in the first half of 2010 reflecting higher than expected return on pension assets in 2009 and the favorable impact from voluntary pension contributions made in the fourth quarter of 2009. Salaries and employee-related costs in the first half of 2010 were also impacted by unfavorable changes in foreign currency exchange rates. Average headcount from continuing operations decreased 5% and 7% for the second quarter and first half of 2010, respectively.

	Three months ended June 30,		Six months ended June 30,		Change 2010/2009
					Three	Six
	2010	2009	2010	2009	Months	Months
	(Dollars in thousands)

Subcontracted transportation	$64,585	44,826	$124,922	86,008	44%	45%
Percentage of revenue	5%	4%	5%	4%
     Subcontracted transportation expense represents freight management costs on logistics contracts for which we purchase transportation from third parties. Subcontracted transportation expense is directly impacted by whether we are acting as an agent or principal in our transportation management contracts. To the extent that we are acting as a principal, revenue is reported on a gross basis and carriage costs to third parties are recorded as subcontracted transportation expense. To the extent we are acting as an agent, revenue is reported net of carriage costs to third parties. The impact to net earnings is the same whether we are acting as an agent or principal in the arrangement. Subcontracted transportation expense increased 44% in the second quarter of 2010 to $64.6 million and 45% in the first half of 2010 to $124.9 million from increased freight volumes particularly in the automotive industry.

	Three months ended June 30,		Six months ended June 30,		Change 2010/2009
					Three	Six
	2010	2009	2010	2009	Months	Months
	(In thousands)

Depreciation expense	$206,761	223,549	$417,766	445,134	(8)%	(6)%
Gains on vehicle sales, net	$(6,587)	(2,363)	$(11,105)	(5,766)	179%	93%
Equipment rental	$16,614	16,751	$33,069	32,090	(1)%	3%
     Depreciation expense relates primarily to FMS revenue earning equipment. Revenue earning equipment held for sale is recorded at the lower of fair value less costs to sell or carrying value. Depreciation expense decreased 8% in the second quarter of 2010 to $206.8 million and 6% in the first half of 2010 to $417.8 million because of a smaller fleet and lower write-downs in the carrying value of vehicles held for sale of $8.1 million and $13.1 million, respectively. Depreciation expense in the first half of 2009 also included a SCS Singapore facility impairment charge of $3.9 million. The decreases in depreciation expense in the second quarter and first half of 2010 were partially offset by higher average vehicle investments, as well as, $2.2 million and $8.2 million, respectively, from changes in both residual values of certain classes of our revenue earning equipment effective January 1, 2010 and accelerated depreciation for select vehicles that are expected to be sold by the end of this year.
     Gains on vehicle sales, net increased in the second quarter of 2010 to $6.6 million and in the first half of 2010 to $11.1 million due to higher pricing, primarily in our used truck class.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     Equipment rental consists primarily of rent expense for FMS revenue earning equipment under lease. Equipment rental decreased 1% in the second quarter of 2010 to $16.6 million due to a lower number of leased vehicles. Equipment rental increased 3% in the first half of 2010 to $33.1 million as higher rental costs associated with investments in material handling equipment to support our SCS operations were partially offset by a lower number of leased vehicles.

	Three months ended June 30,		Six months ended June 30,		Change 2010/2009
					Three	Six
	2010	2009	2010	2009	Months	Months
	(Dollars in thousands)

Interest expense	$31,152	36,580	$64,488	74,717	(15)%	(14)%
Effective interest rate	5.1%	5.3%	5.2%	5.3%
     Interest expense decreased 15% in the second quarter of 2010 to $31.2 million and decreased 14% in the first half of 2010 to $64.5 million primarily due to lower average debt balances.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(In thousands)

Miscellaneous income, net	$(345)	(1,366)	$(1,840)	(741)
     Miscellaneous income, net consists of investment (income) losses on securities used to fund certain benefit plans, interest income, (gains) losses from sales of operating property, foreign currency transaction (gains) losses, and other non-operating items. Miscellaneous income, net decreased $1.0 million in the second quarter of 2010 primarily due to lower income on our investment securities used to fund benefit plans. Miscellaneous income, net increased $1.1 million in the first half of 2010 primarily due to a gain from the sale of property in our international operations.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(In thousands)

Restructuring and other (recoveries) charges, net	$—	(154)	$—	2,598
     Refer to Note (G), “Restructuring and Other (Recoveries) Charges,” for a discussion of the restructuring and other (recoveries) charges recognized in the three and six months ended June 30, 2009.

	Three months ended June 30,		Six months ended June 30,		Change 2010/2009
					Three	Six
	2010	2009	2010	2009	Months	Months
	(Dollars in thousands)

Provision for income taxes	$21,607	18,264	$31,227	29,755	18%	5%
Effective tax rate from continuing operations	41.4%	40.3%	41.8%	43.9%
     Our effective income tax rate from continuing operations for the second quarter of 2010 was 41.4% compared with 40.3% in the prior year. The effective tax rate in the second quarter of 2010 reflects higher contingent tax accruals partially offset by the benefit of higher earnings. Our effective tax rate from continuing operations for the six months ended June 30, 2010 was 41.8% compared with 43.9% in the prior year. The decrease in the effective tax rate was mainly due to higher non-deductible foreign losses in the first half of 2009 partially offset by higher contingent tax accruals in 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(In thousands)

Loss from discontinued operations, net of tax	$(759)	(4,180)	$(1,258)	(8,282)
     Loss from discontinued operations before income taxes in the second quarter and first half of 2010 included $1.0 million and $1.4 million, respectively, of losses related to adverse legal developments, professional services and administrative costs associated with our discontinued South American operations. Loss from discontinued operations before income taxes in the second quarter and first half of 2010 also included $0.2 million and $0.1 million, respectively, of restructuring recoveries and other items due to subsequent refinements in prior year estimates.
     Loss from discontinued operations before income taxes in the second quarter and first half of 2009 included $3.1 million and $6.1 million, respectively, of operating losses incurred in the wind down of our South American and European operations. Loss from discontinued operations before income taxes in the second quarter of 2009 also included $0.9 million and $2.2 million, respectively, of exit-related restructuring charges and other items associated with these operations.
     OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended June 30,		Six months ended June 30,		Change 2010/2009
					Three	Six
	2010	2009	2010	2009	Months	Months
	(In thousands)
Revenue:
Fleet Management Solutions	$931,173	891,277	$1,815,156	1,754,812	4%	3%
Supply Chain Solutions	310,079	275,853	604,286	543,145	12	11
Dedicated Contract Carriage	123,024	116,035	239,366	231,062	6	4
Eliminations	(78,153)	(71,129)	(152,747)	(142,587)	(10)	(7)

Total	$1,286,123	1,212,036	$2,506,061	2,386,432	6%	5%

Operating Revenue:
Fleet Management Solutions	$709,000	712,592	$1,386,410	1,405,809	(1)%	(1)%
Supply Chain Solutions	249,911	233,544	488,112	461,945	7	6
Dedicated Contract Carriage	118,607	113,518	230,618	226,254	4	2
Eliminations	(40,416)	(41,819)	(80,448)	(85,335)	3	6

Total	$1,037,102	1,017,835	$2,024,692	2,008,673	2%	1%

NBT:
Fleet Management Solutions	$46,226	41,428	$67,921	71,393	12%	(5)%
Supply Chain Solutions	12,559	6,245	19,585	7,764	101	152
Dedicated Contract Carriage	8,432	10,654	15,818	20,922	(21)	(24)
Eliminations	(5,143)	(4,808)	(9,876)	(10,453)	(7)	6

	62,074	53,519	93,448	89,626	16	4
Unallocated Central Support Services	(9,867)	(8,341)	(18,749)	(15,341)	(18)	22
Restructuring and other recoveries (charges), net and other items	—	154	—	(6,522)	NM	NM

Earnings from continuing operations before income taxes	$52,207	45,332	$74,699	67,763	15%	10%

     As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Net Before Taxes” (NBT) from continuing operations, which includes an allocation of Central Support Services (CSS), excludes restructuring and other (recoveries) charges, net, described in Note (G), “Restructuring and Other (Recoveries) Charges,” and excludes the items discussed in Note (R), “Other Items Impacting Comparability” in the Notes to Consolidated Condensed Financial Statements. CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal and corporate communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included within the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation.
     The following table provides a reconciliation of items excluded from our segment NBT measure to their classification within our Consolidated Condensed Statements of Earnings:

	Consolidated
	Condensed Statements of Earnings	Three months ended June 30,		Six months ended June 30,
Description	Line Item	2010	2009	2010	2009
		(In thousands)

Restructuring and other recoveries (charges), net	Restructuring (1)	$—	154	$—	(2,598)
International asset impairment (2)	Depreciation expense	—	—	—	(3,924)

Restructuring and other recoveries (charges), net and other items		$—	154	$—	(6,522)

(1)	Restructuring refers to “Restructuring and other (recoveries) charges, net” on our Consolidated Condensed Statements of Earnings.

(2)	See Note (R), “Other Items Impacting Comparability,” for additional information.
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
     The following table sets forth equipment contribution included in NBT for our SCS and DCC business segments:

	Three months ended June 30,		Six months ended June 30,		Change 2010/2009
					Three	Six
	2010	2009	2010	2009	Months	Months
	(Dollars in thousands)
Equipment contribution:
Supply Chain Solutions	$2,250	2,164	$4,255	4,801	4%	(11)%
Dedicated Contract Carriage	2,893	2,644	5,621	5,652	9	(1)

Total	$5,143	4,808	$9,876	10,453	7%	(6)%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Fleet Management Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2010/2009
					Three		Six
	2010	2009	2010	2009	Months		Months
	(Dollars in thousands)
Full service lease	$482,456	504,737	$961,878	996,297	(4)%		(3)%
Contract maintenance	39,894	42,293	79,659	83,681	(6)		(5)

Contractual revenue	522,350	547,030	1,041,537	1,079,978	(5)		(4)
Contract-related maintenance	39,854	40,807	80,072	85,800	(2)		(7)
Commercial rental	130,086	108,589	231,644	207,790	20		11
Other	16,710	16,166	33,157	32,241	3		3

Operating revenue (1)	709,000	712,592	1,386,410	1,405,809	(1)		(1)
Fuel services revenue	222,173	178,685	428,746	349,003	24		23

Total revenue	$931,173	891,277	$1,815,156	1,754,812	4%		3%

Segment NBT	$46,226	41,428	$67,921	71,393	12%		(5)%

Segment NBT as a % of total revenue	5.0%	4.6%	3.7%	4.1%	40	bps	(40	) bps

Segment NBT as a % of operating revenue (1)	6.5%	5.8%	4.9%	5.1%	70	bps	(20	) bps

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our FMS business segment and as a measure of sales activity. Fuel services revenue, which is directly impacted by fluctuations in market fuel prices, is excluded from our operating revenue computation as fuel is largely a pass-through to customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs.
     Total revenue increased 4% in the second quarter of 2010 to $931.2 million and 3% in the first half of 2010 to $1.82 billion primarily due to higher fuel services revenue. The increase in fuel services revenue was due to higher fuel cost pass-throughs and was partially offset by reduced gallons pumped at our facilities. Operating revenue (revenue excluding fuel) decreased 1% in the second quarter of 2010 to $709.0 million primarily due to lower contractual revenue partially offset by higher commercial rental revenue. Both total revenue and operating revenue in the second quarter of 2010 included a favorable foreign exchange impact of 0.4%. Operating revenue decreased 1% in the first half of 2010 to $1.39 billion due to lower contractual revenue partially offset by higher commercial rental revenue and favorable movements in foreign exchange rates. Total revenue and operating revenue in the first half of 2010 included a favorable foreign exchange impact of 1.1% and 1.2%, respectively.
     Full service lease revenue decreased 4% in the second quarter of 2010 to $482.5 million and 3% in the first half of 2010 to $961.9 million. Contract maintenance revenue decreased 6% in the second quarter of 2010 to $39.9 million and 5% in the first half of 2010 to $79.7 million. The decrease in contractual revenue reflects the cumulative effect of ongoing customer fleet downsizing resulting from the long-term economic decline. We expect similar declines in contractual revenue comparisons in the near term based on recent sales activity. Commercial rental revenue increased 20% in the second quarter of 2010 to $130.1 million and 11% in the first half of 2010 to $231.6 million reflecting improved global market demand, and to a lesser extent, improved pricing. In light of current economic conditions, we expect favorable commercial rental revenue comparisons to continue throughout the year driven by higher demand, improved utilization and higher pricing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The following table provides commercial rental statistics on our global fleet:

	Three months ended June 30,		Six months ended June 30, 2010		Change 2010/2009
					Three		Six
	2010	2009	2010	2009	Months		Months
	(Dollars in thousands)

Non-lease customer rental revenue	$83,745	68,917	$143,085	124,875	22%		15%

Lease customer rental revenue (1)	$46,341	39,672	$88,559	82,915	17%		7%

Average commercial rental power fleet size – in service (2), (3)	23,500	23,200	22,600	23,700	1%		(5)%

Commercial rental utilization – power fleet	77.7%	68.5%	73.4%	64.6%	920	bps	880	bps

(1)	Lease customer rental revenue is revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.

(2)	Number of units rounded to nearest hundred and calculated using quarterly average unit counts.

(3)	Fleet size excluding trailers.
     FMS NBT increased 12% in the second quarter of 2010 to $46.2 million primarily due to improved global commercial rental performance, better used vehicle results and lower retirement plans expense. Commercial rental performance improved as a result of increased market demand as well as higher pricing. Used vehicle sales results were positively impacted by higher pricing and a lower average quarterly inventory level. Retirement plans cost decreased $5.3 million in the second quarter of 2010 because of improved performance in the overall stock market in 2009. The increase in NBT was partially offset by lower full service lease performance, higher compensation costs and increased vehicle depreciation expense of $2.2 million resulting from residual value changes and accelerated depreciation. Full service lease results were adversely impacted by downsizing of customer fleets and increased maintenance costs on a relatively older fleet.
     FMS NBT decreased 5% in the first half of 2010 to $67.9 million primarily due to lower full service lease performance, higher compensation costs and increased depreciation expense of $8.2 million resulting from residual value changes and accelerated depreciation. The decrease in NBT was partially offset by improved global commercial rental performance, better used vehicle sales results from increased market demand and lower retirement plans cost of $9.7 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):

	June 30,	December 31,	June 30,	Jun. 2010/	Jun. 2010/
	2010	2009	2009	Dec. 2009	Jun. 2009
End of period vehicle count

By type:
Trucks (1)	64,400	63,600	66,900	1%	(4)%
Tractors (2)	50,400	50,300	51,900	—	(3)
Trailers (3)	33,900	35,400	38,000	(4)	(11)
Other	2,900	3,100	3,200	(6)	(9)

Total	151,600	152,400	160,000	(1)%	(5)%

By ownership:
Owned	146,800	147,200	154,900	—%	(5)%
Leased	4,800	5,200	5,100	(8)	(6)

Total	151,600	152,400	160,000	(1)%	(5)%

By product line:
Full service lease	112,200	115,100	119,200	(3)%	(6)%
Commercial rental	30,800	27,400	28,900	12	7
Service vehicles and other	2,700	3,000	2,900	(10)	(7)

Active units	145,700	145,500	151,000	—	(4)
Held for sale	5,900	6,900	9,000	(14)	(34)

Total	151,600	152,400	160,000	(1)%	(5)%

Customer vehicles under contract maintenance	33,700	34,400	35,700	(2)%	(6)%

Quarterly average vehicle count

By product line:
Full service lease	112,400	116,000	120,400	(3)%	(7)%
Commercial rental	29,800	27,800	29,600	7	1
Service vehicles and other	2,800	2,900	2,800	(3)	—

Active units	145,000	146,700	152,800	(1)	(5)
Held for sale	6,400	7,300	9,300	(12)	(31)

Total	151,400	154,000	162,100	(2)%	(7)%

Customer vehicles under contract maintenance	33,800	34,300	35,600	(1)%	(5)%

Year-to-date average vehicle count

By product line:
Full service lease	113,400	118,800	120,700	(5)%	(6)%
Commercial rental	28,800	29,400	30,600	(2)	(6)
Service vehicles and other	2,900	2,900	2,800	—	4

Active units	145,100	151,100	154,100	(4)	(6)
Held for sale	6,600	8,400	9,000	(21)	(27)

Total	151,700	159,500	163,100	(5)%	(7)%

Customer vehicles under contract maintenance	33,900	35,200	35,800	(4)%	(5)%

(1)	Generally comprised of Class 1 through Class 6 type vehicles with a Gross Vehicle Weight (GVW) up to 26,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Classes 7 and 8 type vehicles with a GVW of over 26,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.
Note: Amounts were computed using a 12-point average based on monthly information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The following table provides a breakdown of our non-revenue earning equipment included in our global fleet count (number of units rounded to nearest hundred):

				Change
	June 30,	December 31,	June 30,	Jun. 2010/	Jun. 2010/
	2010	2009	2009	Dec. 2009	Jun. 2009
Not yet earning revenue (NYE)	1,400	700	500	100%	180%
No longer earning revenue (NLE):
Units held for sale	5,900	6,900	9,000	(14)	(34)
Other NLE units	2,100	2,900	3,500	(28)	(40)

Total	9,400	10,500	13,000	(10)%	(28)%

     NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. For 2010, the number of NYE units increased relecting new lease sales and, to a lesser extent, the refresh and modest growth of the rental fleet. NLE units represent vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. For 2010, the number of NLE units decreased because of lower used vehicle inventory levels and higher rental utilization. We expect higher NLE levels throughout the year as we outservice rental units.
Supply Chain Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2010/2009
					Three		Six
	2010	2009	2010	2009	Months		Months
	(Dollars in thousands)
U.S. operating revenue:
Automotive	$91,628	79,191	$176,487	158,301	16%		11%
High-Tech and Consumer	59,328	62,413	116,766	124,687	(5)		(6)
Industrial and Other	30,011	29,793	59,044	60,773	1		(3)

U.S. operating revenue	180,967	171,397	352,297	343,761	6		2
International operating revenue	68,944	62,147	135,815	118,184	11		15

Operating revenue (1)	249,911	233,544	488,112	461,945	7		6
Subcontracted transportation	60,168	42,309	116,174	81,200	42		43

Total revenue	$310,079	275,853	$604,286	543,145	12		11

Segment NBT	$12,559	6,245	$19,585	7,764	101%		152%

Segment NBT as a % of total revenue	4.1%	2.3%	3.2%	1.4%	180	bps	180	bps

Segment NBT as a % of operating revenue (1)	5.0%	2.7%	4.0%	1.7%	230	bps	230	bps

Memo: Fuel costs (2)	$19,910	15,086	$38,405	29,406	32%		31%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of the SCS business segment and as a measure of sales activity. Subcontracted transportation is deducted from total revenue to arrive at operating revenue as subcontracted transportation is typically a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Operating revenue is also a primary internal operating metric and is used to measure segment performance.

(2)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.
     Total revenue increased 12% in the second quarter to $310.1 million and 11% in the first half of 2010 to $604.3 million. Operating revenue increased 7% in the second quarter of 2010 to $249.9 million and 6% in the first half of 2010 to $488.1 million. The increase in total revenue and operating revenue was primarily due to improved automotive volumes and favorable foreign exchange rate movements and was partially offset by contract rationalizations from the prior year. In the second quarter of 2010, SCS total revenue and operating revenue included a favorable foreign currency exchange impact of 2.4% and 2.2%, respectively. In the first half of 2010, SCS total revenue and operating revenue included a favorable foreign exchange impact of 3.4% and 3.1%, respectively. We expect less favorable revenue comparisons in the near term as automotive volumes returned to current levels in the latter half of 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     SCS NBT increased 101% in the second quarter of 2010 to $12.6 million and increased 152% in the second half of 2010 to $19.6 million. The increase in NBT was primarily due to improved automotive production volumes, the impact of contract rationalizations and better operating performance in the high-tech and consumer industry. These items were partially offset by higher compensation costs.
Dedicated Contract Carriage

	Three months ended June 30,		Six months ended June 30,		Change 2010/2009
					Three		Six
	2010	2009	2010	2009	Months		Months
	(Dollars in thousands)

Operating revenue (1)	$118,607	113,518	$230,618	226,254	4%		2%
Subcontracted transportation	4,417	2,517	8,748	4,808	75		82

Total revenue	$123,024	116,035	$239,366	231,062	6%		4%

Segment NBT	$8,432	10,654	$15,818	20,922	(21)%		(24)%

Segment NBT as a % of total revenue	6.9%	9.2%	6.6%	9.1%	(230	) bps	(250	) bps

Segment NBT as a % of operating revenue (1)	7.1%	9.4%	6.9%	9.2%	(230	) bps	(230	) bps

Memo: Fuel costs (2)	$21,167	16,653	$40,572	32,682	27%		24%

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

Total revenue and operating revenue increased in the second quarter and first half of 2010 primarily due to higher fuel cost pass-throughs and higher freight volumes. We expect similar revenue comparisons to continue in the near term.

DCC NBT decreased 21% in the second quarter of 2010 to $8.4 million and decreased 24% in the first half of 2010 to $15.8 million primarily due to higher self-insurance costs from unfavorable developments related to prior year claims, compensation expenses, as well as investments associated with new technology initiatives. These negative impacts were partially offset by earnings on higher customer volumes.

Central Support Services

	Three months ended June 30,		Six months ended June 30,		Change 2010/2009
					Three		Six
	2010	2009	2010	2009	Months		Months
	(In thousands)

Human resources	$3,678	3,521	$7,512	7,166	4%		5%
Finance	13,252	12,567	25,812	25,009	5		3
Corporate services and public affairs	2,726	2,901	5,646	5,739	(6)		(2)
Information technology	14,178	12,622	27,789	25,593	12		9
Health and safety	1,842	1,651	3,497	3,318	12		5
Other	9,964	6,864	17,745	11,598	45		53

Total CSS	45,640	40,126	88,001	78,423	14		12
Allocation of CSS to business segments	(35,773)	(31,785)	(69,252)	(63,082)	(13)		(10)

Unallocated CSS	$9,867	8,341	$18,749	15,341	18%		22%

     Total CSS costs increased 14% in the second quarter of 2010 to $45.6 million and increased 12% in the first half of 2010 to $88.0 million primarily due to increased compensation costs, technology investments and professional services. Unallocated CSS costs increased in the second quarter and first half of 2010 due to higher professional service fees and compensation costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
     The following is a summary of our cash flows from operating, financing and investing activities from continuing operations:

	Six months ended June 30,
	2010	2009
	(In thousands)
Net cash provided by (used in):
Operating activities	$531,195	512,308
Financing activities	(102,024)	(182,612)
Investing activities	(408,558)	(327,694)
Effect of exchange rate changes on cash	(3,623)	2,855

Net change in cash and cash equivalents	$16,990	4,857

     A detail of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.
     Cash provided by operating activities from continuing operations was $531.2 million in the six months ended June 30, 2010 compared with $512.3 million in 2009 because of improved working capital partially offset by lower cash-based earnings. Cash used in financing activities from continuing operations in the six months ended June 30, 2010 decreased to $102.0 million compared with $182.6 million in 2009 due to higher borrowing needs to fund capital spending. Cash used in investing activities from continuing operations increased to $408.6 million in the six months ended June 30, 2010 compared with $327.7 million in 2009 due to higher vehicle spending in 2010 partially offset by lower acquisition related payments.
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
     The following table shows the sources of our free cash flow computation:

	Six months ended June 30,
	2010	2009
	(In thousands)

Net cash provided by operating activities from continuing operations	$531,195	512,308
Sales of revenue earning equipment	102,027	96,772
Sales of operating property and equipment	1,414	2,608
Collections on direct finance leases	30,914	36,919
Other, net	1,950	—

Total cash generated	667,500	648,607
Purchases of property and revenue earning equipment	(544,389)	(391,246)

Free cash flow	$123,111	257,361

     Free cash flow decreased to $123.1 million in the six months ended June 30, 2010 compared with $257.4 million in 2009 primarily due to higher vehicle spending. We anticipate our full year free cash flow to be approximately at or near our original forecast range of $225-$275 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The following table provides a summary of capital expenditures:

	Six months ended June 30,
	2010	2009
	(In thousands)
Revenue earning equipment: (1)
Full service lease	$302,456	307,180
Commercial rental	293,916	4,743

	596,372	311,923
Operating property and equipment	34,038	30,117

Total capital expenditures	630,410	342,040
Changes in accounts payable related to purchases of revenue earning equipment	(86,021)	49,206

Cash paid for purchases of property and revenue earning equipment	$544,389	391,246

(1)	Capital expenditures exclude revenue earning equipment acquired under capital leases of $0.1 million and $1.9 million during the six months ended June 30, 2010 and 2009, respectively.
     Capital expenditures (accrual basis) increased 84% in the first half of 2010 to $630.4 million principally as a result of increased commercial rental spending to refresh and modestly grow the rental fleet. We anticipate full-year 2010 accrual basis capital expenditures to be consistent with our previous forecast of $1.10 billion.
Financing and Other Funding Transactions
     We utilize external capital primarily to support working capital needs and growth in our asset-based product lines. The variety of debt financing alternatives typically available to fund our capital needs include commercial paper, long-term and medium-term public and private debt, asset-backed securities, bank term loans, leasing arrangements and bank credit facilities. Our principal sources of financing are issuances of commercial paper and medium-term notes.
     Our ability to access unsecured debt in the capital markets is impacted by both our short-term and long-term debt ratings. These ratings are intended to provide guidance to investors in determining the credit risk associated with particular Ryder securities based on current information obtained by the rating agencies from us or from other sources. Lower ratings generally result in higher borrowing costs as well as reduced access to unsecured capital markets. A significant downgrade of our short-term debt ratings would impair our ability to issue commercial paper and likely require us to rely on alternative funding sources. A significant downgrade would not affect our ability to borrow amounts under our revolving credit facility described below.
     Our debt ratings at June 30, 2010 were as follows:

	Short-term	Long-term	Outlook
Moody’s Investors Service	P2	Baa1	Stable (reaffirmed February 2010)
Standard & Poor’s Ratings Services	A2	BBB+	Negative (lowered January 2009)
Fitch Ratings	F2	A -	Stable (reaffirmed March 2010)
     We believe that our operating cash flows, together with our access to commercial paper markets and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future. However, there can be no assurance that unanticipated volatility and disruption in commercial paper markets would not impair our ability to access these markets on terms commercially acceptable to us or at all. If we cease to have access to commercial paper and other sources of unsecured borrowings, we would meet our liquidity needs by drawing upon contractually committed lending agreements as described below and/or by seeking other funding sources.
     We can borrow up to $875 million under a global revolving credit facility with a syndicate of thirteen lending institutions led by Bank of America N.A., Bank of Tokyo-Mitsubishi UFJ, Ltd., Mizuho Corporate Bank, Ltd., Royal Bank of Scotland Plc and Wells Fargo N.A. The global credit facility matures in April 2012 and is used primarily to finance working capital and provide support for the issuance of unsecured commercial paper in the U.S. and Canada. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at June 30, 2010). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The agreement provides for annual facility fees, which range from 22.5 basis points to 62.5 basis points, and is based on Ryder’s long-term credit ratings. The

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
credit facility’s current annual facility fee is 37.5 basis points, which applies to the total facility size of $875 million. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated tangible net worth, of less than or equal to 300%. Tangible net worth, as defined in the credit facility, includes 50% of our deferred federal income tax liability and excludes the book value of our intangible assets. The ratio at June 30, 2010 was 159%. At June 30, 2010, $482.3 million was available under the credit facility, net of the support for commercial paper borrowings.
     Our global revolving credit facility permits us to refinance short-term commercial paper obligations on a long-term basis. Settlement of short-term commercial paper obligations not expected to require the use of working capital are classified as long-term as we have both the intent and ability to refinance on a long-term basis. At June 30, 2010 and December 31, 2009, we classified $379.6 million and $191.9 million, respectively, of short-term commercial paper as long-term debt. During the second quarter of 2010, commercial paper balances increased $239.6 million due to the funding of scheduled debt retirements and capital expenditures.
     We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds amount that may be received under the program are limited to $175 million. If no event occurs which causes early termination, the 364-day program will expire on October 29, 2010. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. At June 30, 2010 and December 31, 2009, no amounts were outstanding under the program.
     Historically, we have established asset-backed securitization programs whereby we have sold beneficial interests in certain long-term vehicle leases and related vehicle residuals to a bankruptcy-remote special purpose entity that in turn transfers the beneficial interest to a special purpose securitization trust in exchange for cash. The securitization trust funds the cash requirement with the issuance of asset-backed securities, secured or otherwise collateralized by the beneficial interest in the long-term vehicle leases and the residual value of the vehicles. The securitization provides us with further liquidity and access to additional capital markets based on market conditions. On June 18, 2008, Ryder Funding II LP, a special purpose bankruptcy-remote subsidiary wholly-owned by Ryder, filed a registration statement on Form S-3 with the Securities and Exchange Commission (SEC) for the registration of $600 million in asset-backed notes. The registration statement became effective on November 6, 2008 and remains effective until November 6, 2011.
     On February 25, 2010, Ryder filed an automatic shelf registration statement on Form S-3 with the SEC. The registration is for an indeterminate number of securities and is effective for three years. Under this universal shelf registration statement, we have the capacity to offer and sell from time to time various types of securities, including common stock, preferred stock and debt securities, subject to market demand and ratings status.
     At June 30, 2010, we had the following amounts available to fund operations under the aforementioned facilities:

(In millions)
Global revolving credit facility	$482
Trade receivables program	$175

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The following table shows the movements in our debt balance:

	Six months ended June 30,
	2010	2009
	(In thousands)

Debt balance at January 1	$2,497,691	2,862,799

Cash-related changes in debt:
Net change in commercial paper borrowings	187,700	216,002
Proceeds from issuance of other debt instruments	13,588	958
Retirement of medium-term notes and debentures	(175,000)	(173,000)
Other debt repaid, including capital lease obligations	(51,411)	(193,580)
Net change from discontinued operations	(2,940)	(3,273)

	(28,063)	(152,893)

Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	4,125	(8,074)
Addition of capital lease obligations, including acquisitions	99	1,949
Changes in foreign currency exchange rates and other non-cash items	(1,776)	8,517

Total changes in debt	(25,615)	(150,501)

Debt balance at June 30	$2,472,076	2,712,298

     In accordance with our funding philosophy, we attempt to balance the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25% to 45% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total obligations (including notional value of swap agreements) was 32% and 26% at June 30, 2010 and December 31, 2009, respectively.
     Ryder’s leverage ratios and a reconciliation of on-balance sheet debt to total obligations were as follows:

	June 30,	% to	December 31,	% to
	2010	Equity	2009	Equity
	(Dollars in thousands)

On-balance sheet debt	$2,472,076	180%	2,497,691	175%
Off-balance sheet debt—PV of minimum lease payments and guaranteed residual values under operating leases for vehicles (1)	112,683		118,828

Total obligations	$2,584,759	188%	2,616,519	183%

(1)	Present value (PV) does not reflect payments Ryder would be required to make if we terminated the related leases prior to the scheduled expiration dates.
     On-balance sheet debt to equity consists of balance sheet debt divided by total equity. Total obligations to equity represents balance sheet debt plus the present value of minimum lease payments and guaranteed residual values under operating leases for vehicles, discounted based on our incremental borrowing rate at lease inception, all divided by total equity. Although total obligations is a non-GAAP financial measure, we believe that total obligations is useful as it provides a more complete analysis of our existing financial obligations and helps better assess our overall leverage position. Our leverage ratios at June 30, 2010 increased compared with our ratios at year end due to share repurchases and currency translation adjustments.
Off-Balance Sheet Arrangements
     We periodically enter into sale-leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions. In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense. These leases contain limited guarantees by us of the residual values of the leased vehicles (residual value guarantees) that are conditioned upon disposal of the leased vehicles prior to the end of their lease term. The amount

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
of future payments for residual value guarantees will depend on the market for used vehicles and the condition of the vehicles at time of disposal. We did not enter into any sale-leaseback transactions during the six months ended June 30, 2010 or 2009.
Pension Information
     The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. In 2010, we expect to contribute approximately $17 million to our pension plans. During the six months ended June 30, 2010, we contributed $6.5 million to our pension plans. Changes in interest rates and the market value of the securities held by the plans during 2010 could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in 2011 and beyond. See Note (Q), “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.
Share Repurchases and Cash Dividends
     See Note (O), “Share Repurchase Programs,” in the Notes to Consolidated Condensed Financial Statements for a discussion of share repurchases.
     In May 2010, our Board of Directors declared a quarterly cash dividend of $0.25 per share of common stock. In July 2010, our Board of Directors declared a quarterly cash dividend of $0.27. This dividend reflects a $0.02 increase from the $0.25 quarterly cash dividend we had been paying since September of 2009.
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
     The following table provides a numerical reconciliation of total revenue to operating revenue which was not provided within the MD&A discussion:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(In thousands)

Total revenue	$1,286,123	1,212,036	2,506,061	2,386,432
FMS fuel services and SCS/DCC subcontracted transportation (1)	(286,758)	(223,511)	(553,668)	(435,011)
Fuel eliminations	37,737	29,310	72,299	57,252

Operating revenue	$1,037,102	1,017,835	2,024,692	2,008,673

(1)	Includes intercompany fuel sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
FORWARD-LOOKING STATEMENTS
     Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:
•	our expectations as to anticipated revenue and earnings trends in each business segment and the future status of current trends in economic conditions, particularly reduced contractual lease demand, increased commercial rental demand and automotive volumes;

•	the appropriateness of excluding certain items from our primary measure of segment performance;

•	our expectations regarding commercial rental pricing trends and fleet utilization;

•	our expectations of the long-term residual values of revenue earning equipment;

•	our ability to sell certain revenue earning vehicles before the end of this year;

•	the number of NLE vehicles in inventory for the remainder of the year;

•	our expectations of free cash flow, operating cash flow, total cash generated and capital expenditures for the remainder of 2010;

•	the adequacy of our accounting estimates and reserves for pension expense, depreciation and residual value guarantees, self-insurance reserves, goodwill impairment, accounting changes and income taxes;

•	the adequacy of our fair value estimates of employee incentive awards under our share-based compensation plans;

•	the adequacy of our fair value estimates of total debt;

•	our ability to fund all of our operations for the foreseeable future through internally generated funds and outside funding sources;

•	the anticipated impact of foreign exchange rate movements;

•	the anticipated impact of fuel price fluctuations;

•	our expectations as to return on pension plan assets, future pension expense and estimated contributions;

•	our expectations regarding the completion and ultimate resolution of tax audits;

•	our expectations regarding the ultimate resolution of a disputed foreign tax assessment;

•	the anticipated deferral of tax gains on disposal of eligible revenue earning equipment pursuant to our vehicle like-kind exchange program;

•	our expectations regarding the impact of recently adopted accounting pronouncements;

•	our ability to access unsecured debt in the capital markets;

•	our expectations regarding the future use and availability of funding sources;

•	our anticipated use of our share repurchase programs; and

•	the appropriateness of our long-term target leverage range and our expectations regarding meeting that range.
     These statements, as well as other forward-looking statements contained in this Quarterly Report, are based on our current plans and expectations and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors could cause actual results and events to differ significantly from those expressed in any forward-looking statements. These risk factors include, but are not limited to, the following:
•	Market Conditions:
o	Changes in general economic and financial conditions in the U.S. and worldwide leading to decreased demand for our services, lower profit margins, increased levels of bad debt and reduced access to credit

o	Unfavorable financial market conditions that would limit our ability to execute share repurchases

o	Significant decrease in freight demand which would severely impact both our transactions and variable-based contractual business

o	Changes in our customers’ operations, financial condition or business environment that may limit their need for, or ability to purchase, our services

o	Changes in market conditions affecting the commercial rental market or the sale of used vehicles

o	Volatility in automotive volumes and shifting customer demand in the automotive industry

o	Less than anticipated growth rates in the markets in which we operate

o	Changes in current financial, tax or regulatory requirements that could negatively impact the leasing market

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
•	Competition:
o	Competition from other service providers, some of which have greater capital resources or lower capital costs

o	Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources

o	Our inability to maintain current pricing levels due to economic conditions, demands for services, customer acceptance or competition
•	Profitability:
o	Our inability to obtain adequate profit margins for our services

o	Lower than expected customer volumes or retention levels

o	Continuing lower full service lease sales

o	Loss of key customers in our SCS and DCC business segments

o	Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis

o	The inability of our business segments to create operating efficiencies

o	The inability of our legacy information technology systems to provide timely access to data

o	Sudden changes in fuel prices and fuel shortages

o	Higher prices for vehicles, diesel engines and fuel as a result of new exhaust emissions standards

o	Our inability to successfully implement our asset management initiatives

o	Our key assumptions and pricing structure of our SCS contracts prove to be invalid

o	Increased unionizing, labor strikes, work stoppages and driver shortages

o	Our inability to manage our cost structure

o	Our inability to limit our exposure for customer claims
•	Financing Concerns:
o	Higher borrowing costs and possible decreases in available funding sources caused by an adverse change in our debt ratings

o	Unanticipated interest rate and currency exchange rate fluctuations

o	Negative funding status of our pension plans caused by lower than expected returns on invested assets and unanticipated changes in interest rates

o	Increased instability in U.S. and worldwide credit markets, resulting in higher borrowing costs and/or reduced access to credit
•	Accounting Matters:
o	Impact of unusual items resulting from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and our organizational structure

o	Reductions in residual values or useful lives of revenue earning equipment

o	Increases in compensation levels, retirement rate and mortality resulting in higher pension expense; regulatory changes affecting pension estimates, accruals and expenses

o	Increases in healthcare costs resulting in higher insurance costs

o	Changes in accounting rules, assumptions and accruals

o	Impact of actual insurance claim and settlement activity compared to historical loss development factors used to project future development
•	Other risks detailed from time to time in our SEC filings
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the second quarter of 2010, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the second quarter of 2010, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.
Changes in Internal Controls over Financial Reporting
     During the three months ended June 30, 2010, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information with respect to purchases we made of our common stock during the three months ended June 30, 2010:

				Maximum	Approximate
			Total Number of	Number of	Dollar Value
			Shares	Shares That May	That
			Purchased as	Yet Be	May Yet Be
	Total Number		Part of Publicly	Purchased Under	Purchased Under
	of Shares	Average Price	Announced	the Anti-Dilutive	the Discretionary
	Purchased(1)	Paid per Share	Program	Program(2)	Program(3)
April 1 through April 30, 2010	135,990	$44.48	135,000	1,800,401	$76,115,279
May 1 through May 31, 2010	442,948	45.61	438,098	1,692,303	61,142,585
June 1 through June 30, 2010	150,390	43.88	150,000	1,692,303	54,560,403

Total	729,328	$45.04	723,098

(1)	During the three months ended June 30, 2010, we purchased an aggregate of 6,230 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our common stock, one of the investment options available under the plans.

(2)	In December 2009, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and stock purchase plans. Under the December 2009 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under our various employee stock, stock option and stock purchase plans from December 1, 2009 through December 15, 2011. The December 2009 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2009 program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended June 30, 2010, we repurchased and retired 138,098 shares under this program at an aggregate cost of $6.4 million.

(3)	In February 2010, our Board of Directors authorized a $100 million discretionary share repurchase program over a period not to exceed two years. Share repurchases of common stock may be made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the February 2010 program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended June 30, 2010, we repurchased and retired 585,000 shares under this program at an aggregate cost of $26.2 million.

ITEM 6. EXHIBITS

10.1
Terms and Conditions applicable to the 2010 Performance Incentive Plan financial metric program granted under the Ryder System, Inc. 2005 Equity Compensation Plan for the performance period July 1, 2010 through December 31, 2010.

10.2
Terms and Conditions applicable to the 2010 Performance Incentive Plan individual performance program granted under the Ryder System, Inc. 2005 Equity Compensation Plan for the performance period July 1, 2010 through December 31, 2010.

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

RYDER SYSTEM, INC. (Registrant)
Date: July 23, 2010	By:	/s/ Robert E. Sanchez
Robert E. Sanchez
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: July 23, 2010	By:	/s/ Art A. Garcia
Art A. Garcia
Senior Vice President and Controller (Principal Accounting Officer)