Form 10-Q
period 2010-09-30
RYDER SYSTEM INC
filed 2010-10-21
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES       ☑ NO
The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at September 30, 2010 was 51,737,643.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

Page No.
PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements (unaudited)

Consolidated Condensed Statements of Earnings — Three and nine months ended September 30, 2010 and 2009	1

Consolidated Condensed Balance Sheets — September 30, 2010 and December 31, 2009	2

Consolidated Condensed Statements of Cash Flows — Nine months ended September 30, 2010 and 2009	3

Consolidated Condensed Statement of Shareholders’ Equity — Nine months ended September 30, 2010	4

Notes to Consolidated Condensed Financial Statements	5

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk	39

ITEM 4 Controls and Procedures	39

PART II OTHER INFORMATION

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds	39

ITEM 6 Exhibits	40

SIGNATURES	41
EX-10.1
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
 i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Revenue	$1,316,948	1,253,854	$3,823,009	3,640,286

Operating expense (exclusive of items shown separately)	624,495	574,595	1,813,603	1,653,157
Salaries and employee-related costs	314,706	312,042	929,659	918,109
Subcontracted transportation	67,049	52,539	191,972	138,547
Depreciation expense	209,929	220,258	627,695	665,392
Gains on vehicle sales, net	(6,904)	(3,326)	(18,009)	(9,092)
Equipment rental	16,463	16,463	49,532	48,553
Interest expense	31,897	35,730	96,385	110,447
Miscellaneous income, net	(2,685)	(2,394)	(4,525)	(3,135)
Restructuring and other charges, net	—	3,740	—	6,338

	1,254,950	1,209,647	3,686,312	3,528,316

Earnings from continuing operations before income taxes	61,998	44,207	136,697	111,970
Provision for income taxes	22,324	15,768	53,551	45,523

Earnings from continuing operations	39,674	28,439	83,146	66,447
Loss from discontinued operations, net of tax	(839)	(4,468)	(2,097)	(12,750)

Net earnings	$38,835	23,971	$81,049	53,697

Earnings (loss) per common share — Basic
Continuing operations	$0.76	0.51	$1.58	1.19
Discontinued operations	(0.02)	(0.08)	(0.04)	(0.23)

Net earnings	$0.74	0.43	$1.54	0.96

Earnings (loss) per common share — Diluted
Continuing operations	$0.76	0.51	$1.57	1.19
Discontinued operations	(0.02)	(0.08)	(0.04)	(0.23)

Net earnings	$0.74	0.43	$1.53	0.96

Cash dividends declared and paid per common share	$0.27	0.25	$0.77	0.71

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2010	2009
	(Dollars in thousands, except per
	share amount)
Assets:
Current assets:
Cash and cash equivalents	$134,696	$98,525
Receivables, net of allowance of $13,724 and $13,808, respectively	623,951	598,661
Inventories	53,378	50,146
Prepaid expenses and other current assets	137,807	133,041

Total current assets	949,832	880,373
Revenue earning equipment, net of accumulated depreciation of $3,130,638 and $3,013,179, respectively	4,266,376	4,178,659
Operating property and equipment, net of accumulated depreciation of $888,471 and $855,657, respectively	545,648	543,910
Goodwill	217,204	216,444
Intangible assets	37,356	39,120
Direct financing leases and other assets	393,339	401,324

Total assets	$6,409,755	$6,259,830

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$463,466	$232,617
Accounts payable	305,097	262,712
Accrued expenses and other current liabilities	409,605	354,945

Total current liabilities	1,178,168	850,274
Long-term debt	2,066,319	2,265,074
Other non-current liabilities	693,018	681,613
Deferred income taxes	1,063,951	1,035,874

Total liabilities	5,001,456	4,832,835

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, September 30, 2010 or December 31, 2009	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, September 30, 2010 — 51,737,643; December 31, 2009 — 53,419,721	25,869	26,710
Additional paid-in capital	735,215	743,026
Retained earnings	1,017,536	1,036,178
Accumulated other comprehensive loss	(370,321)	(378,919)

Total shareholders’ equity	1,408,299	1,426,995

Total liabilities and shareholders’ equity	$6,409,755	$6,259,830

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2010	2009
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings	$81,049	$53,697
Less: Loss from discontinued operations, net of tax	(2,097)	(12,750)

Earnings from continuing operations	83,146	66,447
Depreciation expense	627,695	665,392
Gains on vehicle sales, net	(18,009)	(9,092)
Share-based compensation expense	12,203	12,531
Amortization expense and other non-cash charges, net	27,564	30,611
Deferred income tax expense	21,568	37,885
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(29,367)	(11,682)
Inventories	(3,132)	888
Prepaid expenses and other assets	(517)	(5,696)
Accounts payable	9,334	(14,322)
Accrued expenses and other non-current liabilities	73,677	(4,226)

Net cash provided by operating activities from continuing operations	804,162	768,736

Cash flows from financing activities from continuing operations:
Net change in commercial paper borrowings	(48,000)	152,450
Debt proceeds	314,511	1,309
Debt repaid, including capital lease obligations	(239,560)	(496,291)
Dividends on common stock	(40,603)	(39,752)
Common stock issued	11,124	5,475
Common stock repurchased	(91,926)	—
Excess tax benefits from share-based compensation	641	449
Debt issuance costs	(2,195)	(10,523)

Net cash used in financing activities from continuing operations	(96,008)	(386,883)

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(860,902)	(508,586)
Sales of revenue earning equipment	159,012	147,223
Sales of operating property and equipment	2,821	3,547
Acquisitions	(6,789)	(85,698)
Collections on direct finance leases	45,941	51,130
Changes in restricted cash	(6,430)	14,380
Other, net	1,950	209

Net cash used in investing activities from continuing operations	(664,397)	(377,795)

Effect of exchange rate changes on cash	6	571

Increase in cash and cash equivalents from continuing operations	43,763	4,629

Cash flows from discontinued operations:
Operating cash flows	(6,010)	(20,727)
Financing cash flows	(2,941)	(7,500)
Investing cash flows	1,624	13,627
Effect of exchange rate changes on cash	(265)	680

Decrease in cash and cash equivalents from discontinued operations	(7,592)	(13,920)

Increase (decrease) in cash and cash equivalents	36,171	(9,291)
Cash and cash equivalents at January 1	98,525	120,305

Cash and cash equivalents at September 30	$134,696	$111,014

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

						Accumulated
	Preferred			Additional		Other
	Stock	Common Stock		Paid-In	Retained	Comprehensive
	Amount	Shares	Par	Capital	Earnings	Loss	Total
	(Dollars in thousands, except per share amount)

Balance at December 31, 2009	$—	53,419,721	$26,710	743,026	1,036,178	(378,919)	1,426,995

Components of comprehensive income:
Net earnings	—	—	—	—	81,049	—	81,049
Foreign currency translation adjustments	—	—	—	—	—	1,451	1,451
Amortization of pension and postretirement items, net of tax	—	—	—	—	—	8,118	8,118
Change in net actuarial loss, net of tax	—	—	—	—	—	(971)	(971)

Total comprehensive income							89,647
Common stock dividends declared and paid – $0.77 per share	—	—	—	—	(40,603)	—	(40,603)
Common stock issued under employee stock option and stock purchase plans (1)	—	591,053	296	10,890	—	—	11,186
Benefit plan stock purchases (2)	—	(1,370)	(1)	(61)	—	—	(62)
Common stock repurchases	—	(2,271,761)	(1,136)	(31,702)	(59,088)	—	(91,926)
Share-based compensation	—	—	—	12,203	—	—	12,203
Tax benefits from share-based compensation	—	—	—	859	—	—	859

Balance at September 30, 2010	$—	51,737,643	$25,869	735,215	1,017,536	(370,321)	1,408,299

(1)	Net of common shares delivered as payment for the exercise price or to satisfy the option holders’ withholding tax liability upon exercise of options.

(2)	Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plans.
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
(C) ACQUISITIONS
     On February 2, 2009, we acquired the assets of Edart Leasing LLC (“Edart”), which included Edart’s fleet of approximately 1,600 vehicles and more than 340 contractual customers from Edart’s five locations in Connecticut for a purchase price of $85.2 million, of which $2.1 million and $81.3 million was paid during the nine months ended September 30, 2010 and 2009, respectively. Goodwill and customer relationship intangibles related to the Edart acquisition totaled $14.7 million and $4.3 million, respectively. The combined network operates under the Ryder name, complementing our Fleet Management Solutions (FMS) business segment market coverage in the Northeast. We also acquired approximately 525 vehicles for remarketing, the majority of which have been sold.
     During the nine months ended September 30, 2010 and 2009, we paid $4.7 million and $4.4 million, respectively, related to other acquisitions including payments for acquisitions completed in prior years.
(D) DISCONTINUED OPERATIONS
     In 2009, we ceased Supply Chain Solutions (SCS) service operations in Brazil, Argentina, Chile and European markets. Accordingly, results of these operations, financial position and cash flows are separately reported as discontinued operations for all periods presented either in the Consolidated Condensed Financial Statements or notes thereto.
     Summarized results of discontinued operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)

Total revenue	$—	10,056	$110	69,972

Loss from discontinued operations before income taxes	$(854)	(4,577)	$(2,191)	(12,858)
Income tax benefit	15	109	94	108

Loss from discontinued operations, net of tax	$(839)	(4,468)	$(2,097)	(12,750)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     Loss from discontinued operations before income taxes in the third quarter and the nine months ended September 30, 2010 included $0.9 million and $2.2 million, respectively, of losses related to adverse legal developments, professional services and administrative costs associated with our discontinued South American operations.
     Loss from discontinued operations before income taxes in the third quarter and nine months ended September 30, 2009 included $3.1 million and $9.2 million, respectively, of operating losses incurred in the wind-down of our South American and European operations. Loss from discontinued operations before income taxes in the third quarter and nine months ended September 30, 2009 also included $1.5 million and $3.7 million, respectively, of exit-related restructuring charges and other items associated with these operations.
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
     The following is a summary of assets and liabilities of discontinued operations:

	September 30,	December 31,
	2010	2009
	(In thousands)
Assets:
Total current assets	$4,451	$3,671
Total assets	$6,665	$7,631

Liabilities:
Total current liabilities	$1,314	$7,713
Total liabilities	$7,031	$12,869
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
     The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)

Stock option and stock purchase plans	$2,311	2,591	$6,803	7,630
Nonvested stock	1,876	1,872	5,400	4,901

Share-based compensation expense	4,187	4,463	12,203	12,531
Income tax benefit	(1,408)	(1,560)	(4,149)	(4,099)

Share-based compensation expense, net of tax	$2,779	2,903	$8,054	8,432

     During each of the nine months ended September 30, 2010 and 2009, approximately 900,000 stock options were granted under the Plans. These awards, which generally vest one-third each year from the date of grant, are fully vested three years from the grant date and have contractual terms of seven years. The fair value of each option award at the date of grant was estimated using a Black-Scholes-Merton option-pricing valuation model. The weighted-average fair value per option granted during the nine months ended September 30, 2010 and 2009 was $8.93 and $9.23, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     During the nine months ended September 30, 2010 and 2009, approximately 260,000 and 200,000 awards, respectively, of restricted stock rights and restricted stock units (RSUs) were granted under the Plans. The majority of the restricted stock rights granted during the periods included a market-based vesting provision, and the remainder are time-vested awards. Employees only receive the grant of stock if Ryder’s cumulative average total shareholder return (TSR) at least meets the S&P 500 cumulative average TSR over an applicable three-year period. The fair value of the market-based restricted stock rights was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. Fair value of the time-vested awards was determined and fixed on the grant date based on Ryder’s stock price on the date of grant. The weighted-average fair value per restricted stock right and RSU granted during the nine months ended September 30, 2010 and 2009 was $22.22 and $18.19, respectively.
     During the nine months ended September 30, 2010 and 2009, employees who received market-based restricted stock rights also received market-based cash awards. The awards have the same vesting provisions as the market-based restricted stock rights except that Ryder’s TSR must at least meet the TSR of the 33rd percentile of the S&P 500. The cash awards are accounted for as liability awards under the share-based compensation accounting guidance as the awards are based upon the performance of our common stock and are settled in cash. As a result, the liability is adjusted to reflect fair value at the end of each reporting period. The fair value of the cash awards was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation.
     The following table is a summary of compensation expense recognized related to cash awards in addition to the share-based compensation expense reported in the previous table:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)

Cash awards	$452	1,148	$1,224	1,774
     Total unrecognized pre-tax compensation expense related to share-based compensation arrangements at September 30, 2010 was $25.3 million and is expected to be recognized over a weighted-average period of approximately 1.8 years.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Earnings per share — Basic:
Earnings from continuing operations	$39,674	28,439	$83,146	66,447
Less: Distributed and undistributed earnings allocated to nonvested stock	(576)	(311)	(1,146)	(713)

Earnings from continuing operations available to common shareholders — Basic	$39,098	28,128	$82,000	65,734

Weighted average common shares outstanding— Basic	51,409	55,435	52,044	55,339

Earnings from continuing operations per common share — Basic	$0.76	0.51	$1.58	1.19

Earnings per share — Diluted:
Earnings from continuing operations	$39,674	28,439	$83,146	66,447
Less: Distributed and undistributed earnings allocated to nonvested stock	(576)	(311)	(1,146)	(713)

Earnings from continuing operations available to common shareholders — Diluted	$39,098	28,128	$82,000	65,734

Weighted average common shares outstanding— Basic	51,409	55,435	52,044	55,339
Effect of dilutive options	126	46	122	42

Weighted average common shares outstanding— Diluted	51,535	55,481	52,166	55,381

Earnings from continuing operations per common share — Diluted	$0.76	0.51	$1.57	1.19

Anti-dilutive equity awards not included above	1,793	2,982	1,833	2,894

(G) RESTRUCTURING AND OTHER CHARGES
     Restructuring and other charges, net for the three and nine months ended September 30, 2009 consisted primarily of debt extinguishment charges of $3.9 million incurred as part of a $100 million debt tender offer completed in September 2009. Restructuring and other charges, net in the third quarter of 2009 also included a benefit of $0.2 million related to refinements in estimates of employee severance and benefit costs. Restructuring and other charges, net for the nine months ended September 30, 2009 also included $2.4 million employee severance and benefit costs related to workforce reductions.
     As noted in Note (T), “Segment Reporting,” our primary measure of segment financial performance excludes, among other items, restructuring and other charges, net; however, the applicable portion of the restructuring and other charges, net that relates to each segment was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)

Fleet Management Solutions	$—	3,730	$—	5,549
Supply Chain Solutions	—	21	—	622
Dedicated Contract Carriage	—	(3)	—	44
Central Support Services	—	(8)	—	123

Total	$—	3,740	$—	6,338

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     Activity related to restructuring reserves including discontinued operations were as follows:

			Deductions		Foreign
	December 31, 2009		Cash	Non-Cash	Translation	September 30, 2010
	Balance	Additions	Payments	Reductions(1)	Adjustment	Balance
	(In thousands)

Employee severance and benefits	$1,070	113	951	33	—	199
Contract termination costs	172	86	183	—	(10)	65

Total	$1,242	199	1,134	33	(10)	264

(1)	Non-cash reductions represent adjustments to the restructuring reserves as actual costs were less than originally estimated.
     At September 30, 2010, the majority of outstanding restructuring obligations are required to be paid by year-end.
(H) REVENUE EARNING EQUIPMENT

	September 30, 2010			December 31, 2009
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value(1)	Cost	Depreciation	Value (1)
	(In thousands)
Held for use:
Full service lease	$5,635,639	(2,332,737)	3,302,902	$5,616,102	(2,173,693)	3,442,409
Commercial rental	1,529,930	(625,955)	903,975	1,235,404	(577,839)	657,565
Held for sale	231,445	(171,946)	59,499	340,332	(261,647)	78,685

Total	$7,397,014	(3,130,638)	4,266,376	$7,191,838	(3,013,179)	4,178,659

(1)	Revenue earning equipment, net includes vehicles acquired under capital leases of $19.1 million, less accumulated amortization of $6.7 million, at September 30, 2010, and $19.9 million, less accumulated amortization of $6.9 million, at December 31, 2009. Amortization expense attributed to vehicles acquired under capital leases is combined with depreciation expense.
     At the end of 2009, we completed our annual review of residual values and useful lives of revenue earning equipment. Based on the results of our analysis, we adjusted the residual values of certain classes of revenue earning equipment effective January 1, 2010. The change in estimated residual values decreased pre-tax earnings for the three and nine months ended September 30, 2010 by approximately $3.5 million and $10.5 million, respectively. In addition, during the three and nine months ended September 30, 2010, we recognized $1.5 million and $5.0 million, respectively, of accelerated depreciation for select vehicles that are expected to be held for sale through 2011. In the three and nine months ended September 30, 2009, we recognized $4.0 million and $6.3 million, respectively, of accelerated depreciation for select vehicles that were expected to be held for sale through 2010.
(I) GOODWILL
     The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	Fleet	Supply	Dedicated
	Management	Chain	Contract
	Solutions	Solutions	Carriage	Total
	(In thousands)
Balance at January 1, 2010:
Goodwill	$202,308	38,457	4,900	245,665
Accumulated impairment losses	(10,322)	(18,899)	—	(29,221)

	191,986	19,558	4,900	216,444
Acquisitions	438	—	—	438
Foreign currency translation adjustment	141	181	—	322

Balance at September 30, 2010:
Goodwill	202,887	38,638	4,900	246,425
Accumulated impairment losses	(10,322)	(18,899)	—	(29,221)

	$192,565	19,739	4,900	217,204

     We assess goodwill for impairment on April 1st of each year or more often if deemed necessary. On April 1, 2010, we completed our annual goodwill impairment test and determined there was no impairment.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(J) ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30, 2010			December 31, 2009
	Accrued	Non-Current		Accrued	Non-Current
	Expenses	Liabilities	Total	Expenses	Liabilities	Total
	(In thousands)

Salaries and wages	$66,826	—	66,826	$45,349	—	45,349
Deferred compensation	1,762	16,746	18,508	5,068	16,970	22,038
Pension benefits	2,705	346,762	349,467	2,695	328,571	331,266
Other postretirement benefits	3,215	43,554	46,769	3,214	46,115	49,329
Employee benefits	2,234	—	2,234	2,346	—	2,346
Insurance obligations, primarily self-insurance	106,404	141,817	248,221	111,144	151,045	262,189
Residual value guarantees	2,760	2,086	4,846	2,177	1,872	4,049
Deferred rent	12,055	20,406	32,461	1,995	16,302	18,297
Deferred vehicle gains	739	1,604	2,343	790	2,259	3,049
Environmental liabilities	5,153	9,257	14,410	5,285	9,578	14,863
Asset retirement obligations	3,671	12,759	16,430	4,881	11,435	16,316
Operating taxes	74,748	—	74,748	70,370	—	70,370
Income taxes	19,512	76,918	96,430	459	73,311	73,770
Interest	30,541	—	30,541	29,123	—	29,123
Deposits, mainly from customers	31,551	7,532	39,083	29,511	7,527	37,038
Deferred revenue	9,018	4,800	13,818	9,136	5,578	14,714
Other	36,711	8,777	45,488	31,402	11,050	42,452

Total	$409,605	693,018	1,102,623	$354,945	681,613	1,036,558

(K) INCOME TAXES
     Uncertain Tax Positions
     We are subject to tax audits in numerous jurisdictions in the U.S. and foreign countries. Tax audits by their very nature are often complex and can require several years to complete. In the normal course of business, we are subject to challenges from the Internal Revenue Service (IRS) and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. As part of our calculation of the provision for income taxes on earnings, we recognize the tax benefit from uncertain tax positions that are at least more likely than not of being sustained upon audit based on the technical merits of the tax position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Such calculations require management to make estimates and judgments with respect to the ultimate outcome of a tax audit. Actual results could vary materially from these estimates.
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
          Foreign — we are no longer subject to foreign tax examinations by tax authorities for tax years before 2001 in Brazil, 2002 in Canada, 2003 in Mexico and 2007 in the U.K., which are our major foreign tax jurisdictions. In Brazil, we were assessed $16.1 million, including penalties and interest, related to the tax due on the sale of our outbound auto carriage business in 2001. We believe it is more likely than not that our tax position will ultimately be sustained and no amounts have been reserved for this matter.
     At September 30, 2010 and December 31, 2009, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $71.6 million and $69.5 million, respectively. Unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $2.2 million by September 30, 2011, if audits are completed or tax years close.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
          Like-Kind Exchange Program
     We have a like-kind exchange program for certain of our revenue earning equipment operating in the U.S. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form whereby tax gains on disposal of eligible vehicles are deferred. To qualify for like-kind exchange treatment, we exchange, through a qualified intermediary, eligible vehicles being disposed of with vehicles being acquired allowing us to generally carryover the tax basis of the vehicles sold (“like-kind exchanges”). The program results in a material deferral of federal and state income taxes. As part of the program, the proceeds from the sale of eligible vehicles are restricted for the acquisition of replacement vehicles and other specified applications. Due to the structure utilized to facilitate the like-kind exchanges, the qualified intermediary that holds the proceeds from the sales of eligible vehicles and the entity that holds the vehicles to be acquired under the program are required to be consolidated in the accompanying Consolidated Condensed Financial Statements in accordance with U.S. GAAP. At September 30, 2010 and December 31, 2009, these consolidated entities had total assets, primarily revenue earning equipment, and total liabilities, primarily accounts payable, of $51.7 million and $28.5 million, respectively.
          Tax Law Changes
     On September 27, 2010, the U.S. enacted the Small Business Jobs Act of 2010. The Act extended bonus depreciation for one year to apply to qualified property placed in service during 2010. The impact of the change will result in a lower federal cash tax payment for 2010.
     On July 27, 2010 the United Kingdom (U.K.) enacted legislation which lowered the statutory rate from 28% to 27% effective April 1, 2011. The impact of this change resulted in a favorable non-cash adjustment to deferred taxes and an increase in net earnings for the nine months ended September 30, 2010 of $0.4 million, or $0.01 per diluted common share.
     On March 23, 2010, the U.S. enacted the Patient Protection and Affordable Care Act and on March 30, 2010, the U.S. enacted the Health Care and Education Reconciliation Act of 2010 (collectively, the “Act”). The Act will reduce certain tax benefits available to employers for providing prescription coverage to retirees among other tax law changes. We do not provide prescription coverage for our retirees; therefore the Act had no impact on our deferred income taxes or net earnings.
     On February 19, 2009, the State of Wisconsin enacted changes to its tax system, which included mandatory unitary combined reporting. The impact of this change resulted in a favorable non-cash adjustment to deferred income taxes and increased net earnings in the nine months ended September 30, 2009 by $0.5 million, or $0.01 per diluted common share.
          Effective Tax Rate
     Our effective income tax rate from continuing operations for the third quarter of 2010 was 36.0% compared to 35.7% in the same period of the prior year. The increase in the effective income tax rate from continuing operations was due to the favorable settlement of a foreign tax audit in 2009 partially offset by 2010 lower foreign operating losses, income tax rate reductions in the U.K and lower contingent tax accruals in 2010. Our effective income tax rate from continuing operations for the nine months ended September 30, 2010 was 39.2% compared 40.7% in the prior year. The decrease in the effective income tax rate from continuing operations in the nine months ended September 30, 2010 was mainly due to lower non-deductible expenses partially offset by higher contingent tax accruals.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(L) DEBT

	Weighted-Average
	Interest Rate
	September 30,	December 31,		September 30,	December 31,
	2010	2009	Maturities	2010	2009
				(In thousands)
Short-term debt and current portion of long-term debt:
U.S. commercial paper (1)	0.45%	0.43%	2010	$82,000	$—
Unsecured foreign obligations	1.62%	6.98%	2010 - 2011	3,977	5,369
Current portion of long-term debt, including capital leases				377,489	227,248

Total short-term debt and current portion of long-term debt				463,466	232,617

Long-term debt:
U.S. commercial paper (1)	0.45%	0.43%	2012	61,971	191,934
Unsecured U.S. notes – Medium-term notes (1)	5.28%	5.89%	2012 - 2025	2,158,216	2,032,344
Unsecured U.S. obligations, principally bank term loans	1.82%	1.45%	2012 - 2013	105,800	132,150
Unsecured foreign obligations	4.94%	5.22%	2011 - 2012	89,920	112,782
Capital lease obligations	8.19%	8.26%	2010 - 2017	9,862	11,011

Total before fair market value adjustment				2,425,769	2,480,221
Fair market value adjustment on notes subject to hedging (2)				18,039	12,101

				2,443,808	2,492,322
Current portion of long-term debt, including capital leases				(377,489)	(227,248)

Long-term debt				2,066,319	2,265,074

Total debt				$2,529,785	$2,497,691

(1)	We had unamortized original issue discounts of $10.8 million and $11.7 million at September 30, 2010 and December 31, 2009, respectively.

(2)	The notional amount of the executed interest rate swap designated as a fair value hedge was $250 million at both September 30, 2010 and December 31, 2009.
     We can borrow up to $875 million under a global revolving credit facility with a syndicate of thirteen lending institutions led by Bank of America N.A., Bank of Tokyo-Mitsubishi UFJ, Ltd., Mizuho Corporate Bank, Ltd., Royal Bank of Scotland Plc and Wells Fargo N.A. The global credit facility matures in April 2012 and is used primarily to finance working capital and provide support for the issuance of unsecured commercial paper in the U.S. and Canada. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at September 30, 2010). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The agreement provides for annual facility fees, which range from 22.5 basis points to 62.5 basis points, and are based on Ryder’s long-term credit ratings. The current annual facility fee is 37.5 basis points, which applies to the total facility size of $875 million. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated tangible net worth, of less than or equal to 300%. Tangible net worth, as defined in the credit facility, includes 50% of our deferred federal income tax liability and excludes the book value of our intangibles. The ratio at September 30, 2010 was 157%. At September 30, 2010, $730.2 million was available under the credit facility, net of the support for commercial paper borrowings.
     Our global revolving credit facility permits us to refinance short-term commercial paper obligations on a long-term basis. Settlement of short-term commercial paper obligations not expected to require the use of working capital are classified as long-term as we have both the intent and ability to refinance on a long-term basis. At September 30, 2010, we classified $82.0 million of commercial paper as short-term debt because we expect to reduce the balance within one year. At September 30, 2010 and December 31, 2009, we classified $62.0 million and $191.9 million, respectively, of short-term commercial paper as long-term debt.
     In September 2010, we issued $300 million of unsecured medium-term notes maturing in March 2016. If the notes are downgraded following, and as a result of, a change of control, the note holder can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest. The medium-term notes were issued to take advantage of historically low interest rates and fund capital expenditures and debt maturities.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program are limited to $175 million. If no event occurs which causes early termination, the 364-day program will expire on October 29, 2010. We are in the process of renewing the program and do not anticipate any material changes to the program’s terms and conditions. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. At September 30, 2010 and December 31, 2009, no amounts were outstanding under the program. Sales of receivables under this program will be accounted for as secured borrowings based on our continuing involvement in the transferred assets.
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
     At September 30, 2010 and December 31, 2009, we had letters of credit and surety bonds outstanding totaling $258.1 million and $262.7 million, respectively, which primarily guarantee the payment of insurance claims.
(M) FAIR VALUE MEASUREMENTS
     The following tables present our assets and liabilities that are measured at fair value on a recurring basis and the levels of inputs used to measure fair value:

		Fair Value Measurements
		At September 30, 2010 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Investments held in Rabbi Trusts:
Cash and cash equivalents		$3,550	—	—	3,550
U.S. equity mutual funds		6,578	—	—	6,578
Foreign equity mutual funds		2,437	—	—	2,437
Fixed income mutual funds		3,540	—	—	3,540

Investments held in Rabbi Trusts	DFL and other assets	16,105	—	—	16,105
Interest rate swap	DFL and other assets	—	18,039	—	18,039

Total assets at fair value		$16,105	18,039	—	34,144

		Fair Value Measurements
		At December 31, 2009 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Investments held in Rabbi Trusts	DFL and other assets	$19,686	—	—	19,686
Interest rate swap	DFL and other assets	—	12,101	—	12,101

Total assets at fair value		$19,686	12,101	—	31,787

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
     The following tables present our assets and liabilities that are measured at fair value on a nonrecurring basis and the levels of inputs used to measure fair value:

	Fair Value Measurements			Total Losses (2)
	At September 30, 2010 Using			Three months	Nine months
	Level 1	Level 2	Level 3	ended	ended
	(In thousands)
Assets held for sale:
Revenue earning equipment: (1)
Trucks	$—	—	12,507	$2,541	$10,423
Tractors	—	—	13,298	1,911	8,403
Trailers	—	—	1,920	867	3,098

Total assets at fair value	$—	—	27,725	$5,319	$21,924

	Fair Value Measurements			Total Losses (2)
	At September 30, 2009 Using			Three months	Nine months
	Level 1	Level 2	Level 3	ended	ended
	(In thousands)
Assets held for sale:
Revenue earning equipment (1)	$—	—	45,055	$12,217	$41,948

Total assets at fair value	$—	—	45,055	$12,217	$41,948

(1)	Represents the portion of all revenue earning equipment held for sale that is recorded at fair value, less costs to sell.

(2)	Total losses represent fair value adjustments for all vehicles held for sale throughout the period for which fair value was less than carrying value.
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
     Fair value of total debt at September 30, 2010 and December 31, 2009 was approximately $2.71 billion and $2.60 billion, respectively. For publicly-traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on rates currently available to us for debt with similar terms and remaining maturities. The carrying amounts reported in the Consolidated Condensed Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.
(N) DERIVATIVES
     In February 2008, we issued $250 million of unsecured medium-term notes maturing in March 2013. Concurrently, we entered into an interest rate swap with a notional amount of $250 million maturing in March 2013. The swap was designated as a fair value hedge whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. At September 30, 2010, the interest rate swap agreement effectively changed $250 million of fixed-rate debt with an interest rate of 6.00% to LIBOR-based floating-rate debt at a rate of 2.63%. Changes in the fair value of the interest rate swap are offset by changes in the fair value of the debt instrument. Accordingly, there is no ineffectiveness related to the interest rate swap. Our swap agreement contains provisions that would require us to post collateral in the event that the swap is in a liability position exceeding certain thresholds based on our credit ratings.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     The location and amount of gains (losses) on derivative instruments and related hedged items reported in the Consolidated Condensed Statements of Earnings were as follows:

	Location of Gain (Loss)	Three months ended September 30,		Nine months ended September 30,
Fair Value Hedging Relationship	Recognized in Income	2010	2009	2010	2009
		(In thousands)

Derivative: Interest rate swap	Interest expense	$1,813	3,146	$5,938	(4,928)
Hedged item: Fixed-rate debt	Interest expense	(1,813)	(3,146)	(5,938)	4,928

Total		$—	—	$—	—

     Refer to Note (M), “Fair Value Measurements,” for disclosures of the fair value and line item caption of derivative instruments recorded on the Consolidated Condensed Balance Sheets.
(O) SHARE REPURCHASE PROGRAMS
     In February 2010, our Board of Directors authorized a $100 million discretionary share repurchase program over a period not to exceed two years. Share repurchases of common stock under this plan may be made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management has established a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the February 2010 program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the plan. For the three months ended September 30, 2010, we repurchased and retired 720,000 shares under this program at an aggregate cost of $29.6 million. For the nine months ended September 30, 2010, we repurchased and retired 1,855,000 shares under this program at an aggregate cost of $75.1 million.
     In December 2009, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and stock purchase plans. Under the December 2009 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company’s various employee stock, stock option and stock purchase plans from December 1, 2009 through December 15, 2011. The December 2009 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2009 program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the plan. For the three months ended September 30, 2010, we repurchased and retired 109,064 shares under this program at an aggregate cost of $4.6 million. For the nine months ended September 30, 2010, we repurchased and retired 416,761 shares under this program at an aggregate cost of $16.8 million.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     The following table provides a reconciliation of net earnings as reported in the Consolidated Condensed Statements of Earnings to comprehensive income:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)

Net earnings	$38,835	23,971	$81,049	53,697
Other comprehensive income (loss):
Foreign currency translation adjustments	31,825	26,616	1,451	71,573
Net unrealized gain on derivative instruments	—	6	—	162
Amortization of transition obligation (1)	(4)	(3)	(13)	(12)
Amortization of net actuarial loss (1)	3,112	3,834	9,331	12,081
Amortization of prior service credit (1)	(400)	(393)	(1,200)	(1,142)
Pension curtailment (1)	—	(11,927)	—	(11,927)
Change in net actuarial loss (1)	(3)	(16)	(971)	3,508

Total comprehensive income	$73,365	42,088	$89,647	127,940

(1)	Amounts pertain to our pension and/or postretirement benefit plans and are presented net of tax. See Note (Q), “Employee Benefit Plans,” for additional information.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Q) EMPLOYEE BENEFIT PLANS
     Components of net periodic benefit cost were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)
Pension Benefits
Company-administered plans:
Service cost	$3,538	5,231	$11,690	15,760
Interest cost	24,062	23,547	72,004	69,439
Expected return on plan assets	(23,322)	(18,812)	(69,743)	(56,099)
Curtailment loss	—	115	—	115
Amortization of:
Transition obligation	(6)	(7)	(18)	(19)
Net actuarial loss	4,758	5,799	14,257	18,237
Prior service credit	(564)	(557)	(1,690)	(1,618)

	8,466	15,316	26,500	45,815
Union-administered plans	1,296	1,336	3,887	3,900

Net periodic benefit cost	$9,762	16,652	$30,387	49,715

Company-administered plans:
U.S.	$8,433	12,717	$25,300	38,151
Non-U.S.	33	2,599	1,200	7,664

	8,466	15,316	26,500	45,815
Union-administered plans	1,296	1,336	3,887	3,900

	$9,762	16,652	$30,387	49,715

Postretirement Benefits
Company-administered plans:
Service cost	$343	370	$1,028	1,083
Interest cost	680	712	2,039	2,113
Amortization of:
Net actuarial loss	88	161	263	476
Prior service credit	(58)	(58)	(173)	(173)

Net periodic benefit cost	$1,053	1,185	$3,157	3,499

Company-administered plans:
U.S.	$783	883	$2,350	2,653
Non-U.S.	270	302	807	846

	$1,053	1,185	$3,157	3,499

          Pension Contributions
     In 2010, we expect to contribute approximately $17 million to our pension plans. During the nine months ended September 30, 2010, we contributed $10.9 million to our pension plans.
          Pension Curtailments
     In July 2009, our Board of Directors approved an amendment to freeze our U.K. retirement plan for all participants effective March 31, 2010. In July 2008, our Board of Directors approved an amendment to freeze the defined benefit portion of our Canadian retirement plan effective January 1, 2010 for current participants who did not meet certain grandfathering criteria.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
          Savings Plans
     Employees who do not actively participate in our pension plans are eligible to participate in savings plans. The savings plans provide for (i) company contributions even if employees do not make contributions, (ii) a company match of employee contributions of eligible pay, and (iii) in certain cases, a discretionary company match based on our performance. During the three months ended September 30, 2010 and 2009, we recognized total savings plan costs of $6.7 million and $5.0 million, respectively. During the nine months ended September 30, 2010 and 2009, we recognized total savings plan costs of $20.0 million and $16.6 million, respectively.
(R) OTHER ITEMS IMPACTING COMPARABILITY
     Our primary measure of segment performance excludes certain items that we believe are not representative of the ongoing operations of the segment. We believe that excluding these items from our segment measure of performance allows for better comparison of results.
     During the first quarter of 2009, we recognized a pre-tax impairment charge of $4.1 million to write-down a SCS Singapore facility to its estimated fair value. This charge was presented within “Depreciation expense” in our Consolidated Condensed Statements of Earnings.
(S) SUPPLEMENTAL CASH FLOW INFORMATION
     Supplemental cash flow information was as follows:

	Nine months ended September 30,
	2010	2009
	(In thousands)
Interest paid	$89,017	$107,525
Income taxes (refunded) paid	$(6,602)	$7,969
Changes in accounts payable related to purchases of revenue earning equipment	$33,808	$(40,331)
Revenue earning equipment acquired under capital leases	$106	$1,949
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     The following tables set forth financial information for each of our business segments and reconciliation between segment NBT and earnings from continuing operations before income taxes for the three and nine months ended September 30, 2010 and 2009. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

	FMS	SCS	DCC	Eliminations	Total
	(In thousands)
For the three months ended September 30, 2010
Revenue from external customers	$872,685	322,871	121,392	—	1,316,948
Inter-segment revenue	76,254	—	—	(76,254)	—

Total revenue	$948,939	322,871	121,392	(76,254)	1,316,948

Segment NBT	$54,766	15,199	8,619	(4,629)	73,955

Unallocated CSS					(11,957)

Earnings from continuing operations before income taxes					$61,998

Segment capital expenditures (1), (2)	$310,374	3,554	215	—	314,143

Unallocated CSS					2,370

Capital expenditures paid					$316,513

September 30, 2009
Revenue from external customers	$838,546	294,681	120,627	—	1,253,854
Inter-segment revenue	74,257	—	—	(74,257)	—

Total revenue	$912,803	294,681	120,627	(74,257)	1,253,854

Segment NBT	$37,061	16,198	9,799	(5,725)	57,333

Unallocated CSS					(9,236)
Restructuring and other charges, net and other items (3)					(3,890)

Earnings from continuing operations before income taxes					$44,207

Segment capital expenditures (1), (2)	$114,068	1,743	408	—	116,219

Unallocated CSS					1,121

Capital expenditures paid					$117,340

(1)	Excludes acquisition payments of $4.4 million and $0.2 million during the three months ended September 30, 2010 and 2009, respectively.

(2)	Excludes revenue earning equipment acquired under capital leases.

(3)	See Note (R), “Other Items Impacting Comparability,” for a discussion of items, in addition to restructuring and other charges, net that are excluded from our primary measure of segment performance.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	SCS	DCC	Eliminations	Total
	(In thousands)
For the nine months ended September 30, 2010
Revenue from external customers	$2,535,094	927,157	360,758	—	3,823,009
Inter-segment revenue	228,999	—	—	(228,999)	—

Total revenue	$2,764,093	927,157	360,758	(228,999)	3,823,009

Segment NBT	$122,687	34,784	24,437	(14,505)	167,403

Unallocated CSS					(30,706)

Earnings from continuing operations before income taxes					$136,697

Segment capital expenditures (1) (2)	$844,659	7,051	1,206	—	852,916

Unallocated CSS					7,986

Capital expenditures paid					$860,902

September 30, 2009
Revenue from external customers	$2,450,771	837,826	351,689	—	3,640,286
Inter-segment revenue	216,846	—	—	(216,846)	—

Total revenue	$2,667,617	837,826	351,689	(216,846)	3,640,286

Segment NBT	$108,454	23,962	30,720	(16,174)	146,962

Unallocated CSS					(24,580)
Restructuring and other charges, net and other items (3)					(10,412)

Earnings from continuing operations before income taxes					$111,970

Segment capital expenditures (1), (2)	$495,934	6,888	951	—	503,773

Unallocated CSS					4,813

Capital expenditures paid					$508,586

(1)	Excludes acquisition payments of $6.8 million and $85.7 million during the nine months ended September 30, 2010 and 2009, respectively.

(2)	Excludes revenue earning equipment acquired under capital leases.

(3)	See Note (R), “Other Items Impacting Comparability,” for a discussion of items, in addition to restructuring and other charges, net that are excluded from our primary measure of segment performance.
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
AND RESULTS OF OPERATIONS —
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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
CONSOLIDATED RESULTS

	Three months ended September 30,		Nine months ended September 30,		Change 2010/2009
					Three	Nine
	2010	2009	2010	2009	Months	Months
	(In thousands, except per share amounts)

Earnings from continuing operations before income taxes	$61,998	44,207	$136,697	111,970	40%	22%
Provision for income taxes	22,324	15,768	53,551	45,523	42	18

Earnings from continuing operations	39,674	28,439	83,146	66,447	40	25
Loss from discontinued operations, net of tax	(839)	(4,468)	(2,097)	(12,750)	81	84

Net earnings	$38,835	23,971	$81,049	53,697	62%	51%

Earnings (loss) per common share — Diluted
Continuing operations	$0.76	0.51	$1.57	1.19	49%	32%
Discontinued operations	(0.02)	(0.08)	(0.04)	(0.23)	75	83

Net earnings	$0.74	0.43	$1.53	0.96	72%	59%

Weighted-average shares outstanding — Diluted	51,535	55,481	52,166	55,381	(7)%	(6)%

     Earnings from continuing operations before income taxes (NBT) increased 40% in the third quarter of 2010 to $62.0 million reflecting the impact of stronger results in our FMS business segment primarily due to improved global commercial rental performance and used vehicle sales results. This increase was partially offset by lower full service lease performance reflecting higher maintenance costs on a relatively older fleet and the cumulative effect of customer fleet downsizing. NBT in the third quarter of 2009 included restructuring charges and other items of $3.9 million. NBT increased 22% in the nine months ended September 30, 2010 to $136.7 million. NBT in the nine months ended September 30, 2009 was impacted by restructuring and SCS Singapore impairment charges totaling $10.4 million. Excluding these charges, NBT increased 12% in the nine months ended September 30, 2010 primarily due to improved commercial rental performance, used vehicle sales results and higher SCS results partially offset by lower full service lease performance. See Note (G), “Restructuring and Other Charges” and Note (R), “Other Items Impacting Comparability,” for information regarding items excluded from 2009 results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     Net earnings increased 62% in the third quarter of 2010 to $38.8 million or $0.74 per diluted common share. Net earnings increased 51% in the nine months ended September 30, 2010 to $81.0 million or $1.53 per diluted common share. Net earnings in the third quarter and the nine months ended September 30, 2009 were negatively impacted by losses from discontinued operations from SCS South America and Europe of $4.5 million and $12.8 million, respectively.
     EPS growth in the third quarter and the nine months ended September 30, 2010 exceeded the net earnings growth reflecting the impact of share repurchase programs. See “Operating Results by Business Segment” for a further discussion of operating results.

	Three months ended September 30,		Nine months ended September 30,		Change 2010/2009
					Three	Nine
	2010	2009	2010	2009	Months	Months
	(In thousands)
Revenue:
Fleet Management Solutions	$948,939	912,803	$2,764,093	2,667,617	4%	4%
Supply Chain Solutions	322,871	294,681	927,157	837,826	10	11
Dedicated Contract Carriage	121,392	120,627	360,758	351,689	1	3
Eliminations	(76,254)	(74,257)	(228,999)	(216,846)	(3)	(6)

Total	$1,316,948	1,253,854	$3,823,009	3,640,286	5%	5%

Operating revenue (1)	$1,071,611	1,034,014	$3,096,300	3,042,690	4%	2%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our businesses and as a measure of sales activity. FMS fuel services revenue net of related intersegment billings, which is directly impacted by fluctuations in market fuel prices, is excluded from the operating revenue computation as fuel is largely a pass-through to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. Subcontracted transportation is deducted from total revenue to arrive at operating revenue as subcontracted transportation is typically a pass-through to our customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Operating revenue is also a primary internal operating metric used to measure segment performance. Refer to the section titled “Non-GAAP Financial Measures” for a reconciliation of total revenue to operating revenue.
     Total revenue increased 5% in the third quarter of 2010 to $1.32 billion and increased 5% in the nine months ended September 30, 2010 to $3.82 billion. Total revenue growth in the third quarter was driven by higher operating revenue. Total revenue growth in the first nine months of 2010 was driven by higher fuel services revenue reflecting higher fuel cost pass-throughs. Operating revenue increased 4% in the third quarter of 2010 to $1.07 billion primarily due to higher commercial rental revenue and SCS volumes and was partially offset by lower full service lease revenue. Operating revenue increased 2% in the nine months ended September 30, 2010 to $3.10 billion primarily due to higher commercial rental revenue and favorable movements in foreign exchange rates partially offset by lower full service lease revenue. Total revenue and operating revenue in the third quarter of 2010 included a favorable foreign exchange impact of 0.3%, and 0.2%, respectively, primarily due to the strengthening of the Canadian dollar. Both total revenue and operating revenue in the nine months ended September 30, 2010 included a favorable foreign exchange impact of 1.1% primarily due to the strengthening of the Canadian dollar.

	Three months ended September 30,		Nine months ended September 30,		Change 2010/2009
					Three	Nine
	2010	2009	2010	2009	Months	Months
	(Dollars in thousands)

Operating expense (exclusive of items shown separately)	$624,495	574,595	$1,813,603	1,653,157	9%	10%
Percentage of revenue	47%	46%	47%	45%
     Operating expense and operating expense as a percentage of revenue increased in the third quarter and first nine months of 2010 primarily as a result of higher fuel cost pass-throughs and higher maintenance costs. The increase in fuel costs in the third quarter and first nine months of 2010 was driven by an increase in fuel prices.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     We retain a portion of the accident risk under vehicle liability and workers’ compensation insurance programs. The costs associated with these insurance programs are reflected within Operating expense. Our self-insurance accruals are based on actuarially estimated, undiscounted cost of claims, which includes claims incurred but not reported. While we believe that our estimation processes are well designed, every estimation process is inherently subject to limitations. Fluctuations in the frequency or severity of accidents make it difficult to precisely predict the ultimate cost of claims. During the three months ended September 30, 2009, we recorded a charge of $0.4 million from developments in estimated prior years’self-insured loss reserves. During the nine months ended September 30, 2010 and 2009, we recorded a charge of $2.4 million and a benefit of $2.9 million, respectively, from developments in estimated prior years’ self-insured loss reserves.

	Three months ended September 30,		Nine months ended September 30,		Change 2010/2009
					Three	Nine
	2010	2009	2010	2009	Months	Months
	(Dollars in thousands)

Salaries and employee-related costs	$314,706	312,042	$929,659	918,109	1%	1%
Percentage of revenue	24%	25%	24%	25%
Percentage of operating revenue	29%	30%	30%	30%
     Salaries and employee-related costs increased 1% in the third quarter of 2010 to $314.7 million and increased 1% in the nine months ended September 30, 2010 to $929.7 million primarily due to higher incentive-based compensation costs and higher driver costs. The increases in salaries and employee-related costs were partially offset by lower retirement plans expense of $5.1 million in the third quarter of 2010 and $15.9 million in the nine months ended September 30, 2010 reflecting higher than expected return on pension assets in 2009 and the favorable impact from voluntary pension contributions made in the fourth quarter of 2009. Salaries and employee-related costs in the nine months ended September 30, 2010 were also impacted by unfavorable changes in foreign currency exchange rates. Average headcount from continuing operations decreased 3% and 6% for the three and nine months ended September 30, 2010, respectively.

	Three months ended September 30,		Nine months ended September 30,		Change 2010/2009
					Three	Nine
	2010	2009	2010	2009	Months	Months
	(Dollars in thousands)

Subcontracted transportation	$67,049	52,539	$191,972	138,547	28%	39%
Percentage of revenue	5%	4%	5%	4%
     Subcontracted transportation expense represents freight management costs on logistics contracts for which we purchase transportation from third parties. Subcontracted transportation expense is directly impacted by whether we are acting as an agent or principal in our transportation management contracts. To the extent that we are acting as a principal, revenue is reported on a gross basis and carriage costs to third parties are recorded as subcontracted transportation expense. To the extent we are acting as an agent, revenue is reported net of carriage costs to third parties. The impact to net earnings is the same whether we are acting as an agent or principal in the arrangement. Subcontracted transportation expense increased 28% in the third quarter of 2010 to $67.0 million and 39% in the nine months ended September 30, 2010 to $192.0 million from increased freight volumes particularly in the automotive industry.

	Three months ended September 30,		Nine months ended September 30,		Change 2010/2009
					Three	Nine
	2010	2009	2010	2009	Months	Months
	(In thousands)

Depreciation expense	$209,929	220,258	$627,695	665,392	(5)%	(6)%
Gains on vehicle sales, net	$(6,904)	(3,326)	$(18,009)	(9,092)	108%	98%
Equipment rental	$16,463	16,463	$49,532	48,553	—%	2%
     Depreciation expense relates primarily to FMS revenue earning equipment. Revenue earning equipment held for sale is recorded at the lower of fair value less costs to sell or carrying value. Losses to reflect change in fair value are reflected within Depreciation expense. Depreciation expense decreased 5% in the third quarter of 2010 to $209.9 million and 6% in the nine months ended September 30, 2010 to $627.7 million because of a smaller fleet as well as lower write-downs in the carrying value of vehicles held for sale of $6.9 million and $20.0 million, respectively. Depreciation expense in the nine months ended September 30, 2009 also included a SCS Singapore facility impairment charge of $4.1 million. The decreases in depreciation expense in the third quarter and nine months ended September 30, 2010

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
were partially offset by higher average vehicle investments, as well as changes in both residual values of certain classes of our revenue earning equipment effective January 1, 2010 and accelerated depreciation for select vehicles that are expected to be sold by the end of 2011. Refer to Note (H), “Revenue Earning Equipment,” in the Notes to Consolidated Condensed Financial Statements for further discussion.
     Gains on vehicle sales, net increased in the third quarter and nine months ended September 30, 2010 to $6.9 million and $18.0 million, respectively, due to higher pricing, primarily in our used truck class.
     Equipment rental consists primarily of rent expense for FMS revenue earning equipment under lease. Equipment rental remained unchanged in the third quarter of 2010 at $16.5 million. Equipment rental increased 2% in the nine months ended September 30, 2010 to $49.5 million as higher rental costs associated with investments in material handling equipment to support our SCS operations were partially offset by a lower number of leased vehicles.

	Three months ended September 30,		Nine months ended September 30,		Change 2010/2009
					Three	Nine
	2010	2009	2010	2009	Months	Months
	(Dollars in thousands)

Interest expense	$31,897	35,730	$96,385	110,447	(11)%	(13)%
Effective interest rate	5.1%	5.5%	5.2%	5.4%
     Interest expense decreased 11% in the third quarter of 2010 to $31.9 million primarily due to a lower average effective interest rate and lower average debt balances. Interest expense decreased 13% in the nine months ended September 30, 2010 to $96.4 million primarily due to lower average debt balances and, to a lesser extent, a lower average effective interest rate.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)

Miscellaneous income, net	$(2,685)	(2,394)	$(4,525)	(3,135)
     Miscellaneous income, net consists of investment (income) losses on securities used to fund certain benefit plans, interest income, (gains) losses from sales of operating property, foreign currency transaction (gains) losses, and other non-operating items. Miscellaneous income, net increased $0.3 million in the third quarter of 2010 and increased $1.4 million in the nine months ended September 30, 2010 primarily due to gains from sales of operating property and a life insurance recovery partially offset by lower income on investment securities.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)

Restructuring and other charges, net	$—	3,740	$—	6,338
     Refer to Note (G), “Restructuring and Other Charges,” for a discussion of the restructuring and other charges recognized in the three and nine months ended September 30, 2009.

	Three months ended September 30,		Nine months ended September 30,		Change 2010/2009
					Three	Nine
	2010	2009	2010	2009	Months	Months
	(Dollars in thousands)

Provision for income taxes	$22,324	15,768	$53,551	45,523	42%	18%
Effective tax rate from continuing operations	36.0%	35.7%	39.2%	40.7%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     Our effective income tax rate from continuing operations for the third quarter of 2010 was 36.0% compared to 35.7% in the same period of the prior year. The increase in the effective income tax rate from continuing operations was due to the favorable settlement of a foreign tax audit in 2009 partially offset by 2010 lower foreign operating losses, income tax rate reductions in the U.K and lower contingent tax accruals in 2010. Our effective income tax rate from continuing operations for the nine months ended September 30, 2010 was 39.2% compared 40.7% in the prior year. The decrease in the effective income tax rate from continuing operations in the nine months ended September 30, 2010 was mainly due to lower non-deductible expenses partially offset by higher contingent tax accruals.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)

Loss from discontinued operations, net of tax	$(839)	(4,468)	$(2,097)	(12,750)
     Refer to Note (D), “Discontinued Operations,” in the Notes to Consolidated Condensed Financial Statements for a discussion of losses from discontinued operations.
     OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended September 30,		Nine months ended September 30,		Change 2010/2009
					Three	Nine
	2010	2009	2010	2009	Months	Months
	(In thousands)
Revenue:
Fleet Management Solutions	$948,939	912,803	$2,764,093	2,667,617	4%	4%
Supply Chain Solutions	322,871	294,681	927,157	837,826	10	11
Dedicated Contract Carriage	121,392	120,627	360,758	351,689	1	3
Eliminations	(76,254)	(74,257)	(228,999)	(216,846)	(3)	(6)

Total	$1,316,948	1,253,854	$3,823,009	3,640,286	5%	5%

Operating Revenue:
Fleet Management Solutions	$733,870	712,468	$2,120,278	2,118,280	3%	—%
Supply Chain Solutions	258,542	245,869	746,653	707,814	5	5
Dedicated Contract Carriage	118,672	116,900	349,290	343,154	2	2
Eliminations	(39,473)	(41,223)	(119,921)	(126,558)	4	5

Total	$1,071,611	1,034,014	$3,096,300	3,042,690	4%	2%

NBT:
Fleet Management Solutions	$54,766	37,061	$122,687	108,454	48%	13%
Supply Chain Solutions	15,199	16,198	34,784	23,962	(6)	45
Dedicated Contract Carriage	8,619	9,799	24,437	30,720	(12)	(20)
Eliminations	(4,629)	(5,725)	(14,505)	(16,174)	19	10

	73,955	57,333	167,403	146,962	29	14
Unallocated Central Support Services	(11,957)	(9,236)	(30,706)	(24,580)	(29)	(25)
Restructuring and other charges, net and other items	—	(3,890)	—	(10,412)	NM	NM

Earnings from continuing operations before income taxes	$61,998	44,207	$136,697	111,970	40%	22%

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
     The following table provides a reconciliation of items excluded from our segment NBT measure to their classification within our Consolidated Condensed Statements of Earnings:

	Consolidated
	Condensed Statements of Earnings	Three months ended September 30,		Nine months ended September 30,
Description	Line Item	2010	2009	2010	2009
		(In thousands)

Restructuring and other charges, net	Restructuring (1)	$—	(3,740)	$—	(6,338)
International asset impairment (2)	Depreciation expense	—	(150)	—	(4,074)

Restructuring and other charges, net and other items		$—	(3,890)	$—	(10,412)

(1)	Restructuring refers to “Restructuring and other charges, net” on our Consolidated Condensed Statements of Earnings.

(2)	See Note (R), “Other Items Impacting Comparability,” for additional information.
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
     The following table sets forth equipment contribution included in NBT for our SCS and DCC business segments:

	Three months ended September 30,		Nine months ended September 30,		Change 2010/2009
					Three	Nine
	2010	2009	2010	2009	Months	Months
	(Dollars in thousands)
Equipment contribution:
Supply Chain Solutions	$1,973	2,476	$6,228	7,274	(20)%	(14)%
Dedicated Contract Carriage	2,656	3,249	8,277	8,900	(18)	(7)

Total	$4,629	5,725	$14,505	16,174	(19)%	(10)%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Fleet Management Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2010/2009
					Three	Nine
	2010	2009	2010	2009	Months	Months
	(Dollars in thousands)
Full service lease	$487,488	499,941	$1,449,365	1,496,237	(2)%	(3)%
Contract maintenance	40,098	42,360	119,757	126,041	(5)	(5)

Contractual revenue	527,586	542,301	1,569,122	1,622,278	(3)	(3)
Contract-related maintenance	41,176	40,126	121,247	125,926	3	(4)
Commercial rental	147,899	112,266	379,544	320,057	32	19
Other	17,209	17,775	50,365	50,019	(3)	1

Operating revenue (1)	733,870	712,468	2,120,278	2,118,280	3	—
Fuel services revenue	215,069	200,335	643,815	549,337	7	17

Total revenue	$948,939	912,803	$2,764,093	2,667,617	4%	4%

Segment NBT	$54,766	37,061	$122,687	108,454	48%	13%

Segment NBT as a % of total revenue	5.8%	4.1%	4.4%	4.1%	170 bps	30 bps

Segment NBT as a % of operating revenue (1)	7.5%	5.2%	5.8%	5.1%	230 bps	70 bps

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our FMS business segment and as a measure of sales activity. Fuel services revenue, which is directly impacted by fluctuations in market fuel prices, is excluded from our operating revenue computation as fuel is largely a pass-through to customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs.
     Total revenue increased 4% in the third quarter of 2010 to $948.9 million primarily due to higher operating revenue and fuel services revenue. Total revenue increased 4% in the nine months ended September 30, 2010 to $2.76 billion primarily due to higher fuel services revenue. The increase in fuel services revenue was due to higher fuel cost pass-throughs. Operating revenue (revenue excluding fuel) increased 3% in the third quarter of 2010 to $733.9 million primarily due to higher commercial rental revenue partially offset by lower full service lease revenue. Operating revenue remained flat in the nine months ended September 30, 2010, as increased commercial rental revenue was offset by lower contractual revenue. Both total revenue and operating revenue in the nine months ended September 30, 2010 included a favorable foreign exchange impact of 1.1%.
     Full service lease revenue decreased 2% in the third quarter of 2010 to $487.5 million and 3% in the nine months ended September 30, 2010 to $1.45 billion. Contract maintenance revenue decreased 5% in the third quarter of 2010 to $40.1 million and 5% in the nine months ended September 30, 2010 to $119.8 million. The decrease in contractual revenue reflects the cumulative effect of customer fleet downsizing resulting from the long-term economic downturn. We expect similar declines in contractual revenue comparisons through the end of the year based on recent sales activity. Commercial rental revenue increased 32% in the third quarter of 2010 to $147.9 million and 19% in the nine months ended September 30, 2010 of 2010 to $379.5 million reflecting improved global market demand and improved pricing. In light of current economic conditions, we expect favorable commercial rental revenue comparisons to continue through the end of the year driven by higher demand, improved utilization and higher pricing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The following table provides commercial rental statistics on our global fleet:

	Three months ended September 30,		Nine months ended September 30,		Change 2010/2009
					Three		Nine
	2010	2009	2010	2009	Months		Months
	(Dollars in thousands)

Non-lease customer rental revenue	$95,479	71,452	$238,594	196,292		34%		22%

Lease customer rental revenue (1)	$52,420	40,814	$140,950	123,765		28%		14%

Average commercial rental power fleet size – in service (2), (3)	25,100	22,600	23,500	23,300		11%		1%

Commercial rental utilization – power fleet	79.2%	70.8%	75.5%	66.6%	840	bps	890	bps

(1)	Lease customer rental revenue is revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.

(2)	Number of units rounded to nearest hundred and calculated using quarterly average unit counts.

(3)	Fleet size excluding trailers.
     FMS NBT increased 48% in the third quarter of 2010 to $54.8 million and increased 13% in the nine months ended September 30, 2010 to $122.7 million primarily due to improved global commercial rental performance, better used vehicle results and lower retirement plans expense. Commercial rental performance improved as a result of increased market demand and higher pricing. Used vehicle sales results were positively impacted by higher pricing and a lower average quarterly inventory level. Both commercial rental and used vehicle sales results benefited from a lower supply of vehicles in the overall marketplace. Retirement plans cost decreased $5.0 million in the third quarter of 2010 and decreased $14.8 million in the nine months ended September 30, 2010 because of improved performance in the overall stock market in 2009. The increase in NBT in both periods was partially offset by lower full service lease performance which was adversely impacted by increased maintenance costs on a relatively older fleet and the cumulative impact of customer fleet downsizing. The increase in NBT in the nine months ended September 30, 2010 was also partially offset by higher compensation costs and increased depreciation expense of $9.2 million resulting from residual value changes and accelerated depreciation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):

	September 30,	December 31,	September 30,	Sep. 2010/	Sep. 2010/
	2010	2009	2009	Dec. 2009	Sep. 2009
End of period vehicle count

By type:
Trucks (1)	63,700	63,600	65,300	—%	(2)%
Tractors (2)	50,300	50,300	50,900	—	(1)
Trailers (3)	33,300	35,400	36,600	(6)	(9)
Other	2,900	3,100	3,100	(6)	(6)

Total	150,200	152,400	155,900	(1)%	(4)%

By ownership:
Owned	145,500	147,200	150,900	(1)%	(4)%
Leased	4,700	5,200	5,000	(10)	(6)

Total	150,200	152,400	155,900	(1)%	(4)%

By product line:
Full service lease	111,800	115,100	116,900	(3)%	(4)%
Commercial rental	30,900	27,400	28,200	13	10
Service vehicles and other	2,800	3,000	3,000	(7)	(7)

Active units	145,500	145,500	148,100	—	(2)
Held for sale	4,700	6,900	7,800	(32)	(40)

Total	150,200	152,400	155,900	(1)%	(4)%

Customer vehicles under contract maintenance	33,600	34,400	34,400	(2)%	(2)%

Quarterly average vehicle count

By product line:
Full service lease	111,900	116,000	117,900	(4)%	(5)%
Commercial rental	31,100	27,800	28,600	12	9
Service vehicles and other	1,900	2,900	2,900	(34)	(34)

Active units	144,900	146,700	149,400	(1)	(3)
Held for sale	5,100	7,300	8,300	(30)	(39)

Total	150,000	154,000	157,700	(3)%	(5)%

Customer vehicles under contract maintenance	33,700	34,300	34,900	(2)%	(3)%

Year-to-date average vehicle count

By product line:
Full service lease	112,900	118,800	119,800	(5)%	(6)%
Commercial rental	29,600	29,400	29,900	—	(1)
Service vehicles and other	2,600	2,900	2,800	(10)	(7)

Active units	145,100	151,100	152,500	(4)	(5)
Held for sale	6,100	8,400	8,800	(27)	(31)

Total	151,200	159,500	161,300	(5)%	(6)%

Customer vehicles under contract maintenance	33,800	35,200	35,500	(4)%	(5)%

(1)	Generally comprised of Class 1 through Class 6 type vehicles with a Gross Vehicle Weight (GVW) up to 26,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Classes 7 and 8 type vehicles with a GVW of over 26,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.
NOTE: Amounts were computed using a 12-point average based on monthly information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The following table provides a breakdown of our non-revenue earning equipment included in our global fleet count (number of units rounded to nearest hundred):

				Change
	September 30,	December 31,	September 30,	Sep. 2010/	Sep. 2010/
	2010	2009	2009	Dec. 2009	Sep. 2009
Not yet earning revenue (NYE)	1,000	700	700	43%	43%
No longer earning revenue (NLE):
Units held for sale	4,700	6,900	7,800	(32)	(40)
Other NLE units	2,200	2,900	3,200	(24)	(31)

Total	7,900	10,500	11,700	(25)%	(32)%

     NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. For 2010, NYE units increased reflecting new lease sales and, to a lesser extent, the refresh and modest growth of the rental fleet. NLE units represent vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. For 2010, NLE units decreased because of lower used vehicle inventory levels and higher rental utilization. We expect NLE levels to increase through the end of this year as we outservice rental units.
Supply Chain Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2010/2009
					Three		Nine
	2010	2009	2010	2009	Months		Months
	(Dollars in thousands)
U.S. operating revenue:
Automotive	$94,040	88,349	$270,527	246,650		6%		10%
High-Tech and Consumer	62,289	61,175	179,918	186,628		2		(4)
Industrial and Other	31,147	30,884	89,327	90,891		1		(2)

U.S. operating revenue	187,476	180,408	539,772	524,169		4		3
International operating revenue	71,066	65,461	206,881	183,645		9		13

Operating revenue (1)	258,542	245,869	746,653	707,814		5		5
Subcontracted transportation	64,329	48,812	180,504	130,012		32		39

Total revenue	$322,871	294,681	$927,157	837,826		10%		11%

Segment NBT	$15,199	16,198	$34,784	23,962		(6)%		45%

Segment NBT as a % of total revenue	4.7%	5.5%	3.8%	2.9%	(80	) bps	90	bps

Segment NBT as a % of operating revenue (1)	5.9%	6.6%	4.7%	3.4%	(70	) bps	130	bps

Memo: Fuel costs (2)	$19,357	17,119	$57,762	46,525		13%		24%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of the SCS business segment and as a measure of sales activity. Subcontracted transportation is deducted from total revenue to arrive at operating revenue as subcontracted transportation is typically a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Operating revenue is also a primary internal operating metric and is used to measure segment performance.

(2)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.
     Total revenue increased 10% in the third quarter of 2010 to $322.9 million and 11% in the nine months ended September 30, 2010 to $927.2 million primarily due to higher subcontracted transportation resulting from higher freight volumes and higher operating revenue. Operating revenue increased 5% in the third quarter of 2010 to $258.5 million and 5% in the nine months ended September 30, 2010 to $746.7 million. The increase in operating revenue in the third quarter of 2010 was primarily due to improved automotive and high-tech volumes, favorable foreign exchange rate movements partially offset by prior year contract rationalizations. In the third quarter of 2010, SCS total revenue and operating revenue included a favorable foreign currency exchange impact of 1.2% and 1.0%, respectively. The increase

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
in operating revenue in the nine months ended September 30, 2010 was primarily due to higher automotive volumes and favorable foreign exchange movements. In the nine months ended September 30, 2010, SCS total revenue and operating revenue included a favorable foreign exchange impact of 2.6% and 2.4%, respectively. We expect favorable revenue comparisons to continue through the end of the year.
     SCS NBT decreased 6% in the third quarter of 2010 to $15.2 million primarily due to higher self-insurance costs partially offset by improved operating performance, particularly in high-tech accounts. SCS NBT increased 45% in the nine months ended September 30, 2010 to $34.8 million primarily due to improved automotive production volumes, better operating performance and the impact of prior year contract rationalizations. These items were partially offset by higher compensation costs.
Dedicated Contract Carriage

	Three months ended September 30,		Nine months ended September 30,		Change 2010/2009
					Three		Nine
	2010	2009	2010	2009	Months		Months
	(Dollars in thousands)

Operating revenue (1)	$118,672	116,900	$349,290	343,154		2%		2%
Subcontracted transportation	2,720	3,727	11,468	8,535		(27)	34

Total revenue	$121,392	120,627	$360,758	351,689		1%		3%

Segment NBT	$8,619	9,799	$24,437	30,720		(12)%		(20)%

Segment NBT as a % of total revenue	7.1%	8.1%	6.8%	8.7%	(100	) bps	(190	) bps

Segment NBT as a % of operating revenue (1)	7.3%	8.4%	7.0%	9.0%	(110	) bps	(200	) bps

Memo: Fuel costs (2)	$21,058	18,615	$61,630	51,297		13%		20%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of the DCC business segment and as a measure of sales activity. Subcontracted transportation is deducted from total revenue to arrive at operating revenue as subcontracted transportation is typically a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Operating revenue is also a primary internal operating metric and is used to measure segment performance.

(2)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.
     Total revenue and operating revenue increased in the third quarter and nine months ended September 30, 2010 primarily due to higher fuel cost pass-throughs. We expect similar revenue comparisons to continue through the end of the year.
     DCC NBT decreased 12% in the third quarter of 2010 to $8.6 million primarily due to lower operating performance including increased driver costs and investments associated with new technology initiatives. DCC NBT decreased 20% in the nine months ended September 30, 2010 primarily due to higher self-insurance costs from unfavorable development related to prior year claims, investments associated with new technology initiatives and higher compensation costs.
Central Support Services

	Three months ended September 30,		Nine months ended September 30,		Change 2010/2009
					Three	Nine
	2010	2009	2010	2009	Months	Months
	(In thousands)

Human resources	$3,839	3,712	$11,351	10,878	3%	4%
Finance	14,303	12,791	40,115	37,800	12	6
Corporate services and public affairs	2,636	2,890	8,282	8,629	(9)	(4)
Information technology	14,289	13,590	42,078	39,183	5	7
Health and safety	1,559	1,719	5,056	5,037	(9)	—
Other	11,081	8,884	28,826	20,485	25	41

Total CSS	47,707	43,586	135,708	122,012	9	11
Allocation of CSS to business segments	(35,750)	(34,350)	(105,002)	(97,432)	(4)	(8)

Unallocated CSS	$11,957	9,236	$30,706	24,580	29%	25%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     Total CSS costs increased 9% in the third quarter of 2010 to $47.7 million and increased 11% in the nine months ended September 30, 2010 to $135.7 million primarily due to increased compensation costs, technology investments and professional services. Unallocated CSS costs increased in the third quarter and nine months ended September 30, 2010 due to higher compensation costs and professional services.
FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
     The following is a summary of our cash flows from operating, financing and investing activities from continuing operations:

	Nine months ended September 30,
	2010	2009
	(In thousands)
Net cash provided by (used in):
Operating activities	$804,162	768,736
Financing activities	(96,008)	(386,883)
Investing activities	(664,397)	(377,795)
Effect of exchange rate changes on cash	6	571

Net change in cash and cash equivalents	$43,763	4,629

     A detail of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.
     Cash provided by operating activities from continuing operations increased to $804.2 million in the nine months ended September 30, 2010 compared with $768.7 million in 2009 because of changes in working capital partially offset by lower cash-based earnings. Cash used in financing activities from continuing operations in the nine months ended September 30, 2010 decreased to $96.0 million compared with $386.9 million in 2009 due to higher borrowing needs to fund capital spending. Cash used in investing activities from continuing operations increased to $664.4 million in the nine months ended September 30, 2010 compared with $377.8 million in 2009 due to higher vehicle spending in 2010 partially offset by lower acquisition related payments.
     We refer to the sum of operating cash flows, proceeds from the sales of revenue earning equipment and operating property and equipment, collections on direct finance leases and other investing cash inflows from continuing operations as “total cash generated.” We refer to the net amount of cash generated from operating and investing activities (excluding changes in restricted cash and acquisitions) from continuing operations as “free cash flow.” Although total cash generated and free cash flow are non-GAAP financial measures, we consider them to be important measures of comparative operating performance. We also believe total cash generated to be an important measure of total cash inflows generated from our ongoing business activities. We believe free cash flow provides investors with an important perspective on the cash available for debt service and for shareholders after making capital investments required to support ongoing business operations. Our calculation of free cash flow may be different from the calculation used by other companies and therefore comparability may be limited.
     The following table shows the sources of our free cash flow computation:

	Nine months ended September 30,
	2010	2009
	(In thousands)

Net cash provided by operating activities from continuing operations	$804,162	768,736
Sales of revenue earning equipment	159,012	147,223
Sales of operating property and equipment	2,821	3,547
Collections on direct finance leases	45,941	51,130
Other, net	1,950	209

Total cash generated	1,013,886	970,845
Purchases of property and revenue earning equipment	(860,902)	(508,586)

Free cash flow	$152,984	462,259

     Free cash flow decreased to $153.0 million in the nine months ended September 30, 2010 compared with $462.3 million in 2009 primarily due to higher vehicle spending. We anticipate our full year free cash flow to be in the range of $225-$275 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The following table provides a summary of capital expenditures:

	Nine months ended September 30,
	2010	2009
	(In thousands)
Revenue earning equipment: (1)
Full service lease	$487,703	419,390
Commercial rental	357,510	5,361

	845,213	424,751
Operating property and equipment	49,497	43,504

Total capital expenditures	894,710	468,255
Changes in accounts payable related to purchases of revenue earning equipment	(33,808)	40,331

Cash paid for purchases of property and revenue earning equipment	$860,902	508,586

(1)	Capital expenditures exclude revenue earning equipment acquired under capital leases of $0.1 million and $1.9 million during the nine months ended September 30, 2010 and 2009, respectively.
     Capital expenditures (accrual basis) increased 91% in the nine months ended September 30, 2010 to $894.7 million principally as a result of increased commercial rental spending to refresh and modestly grow the rental fleet. We anticipate full-year 2010 accrual basis capital expenditures to be consistent with our previous forecast of $1.1 billion.
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
     Our debt ratings at September 30, 2010 were as follows:

	Short-term	Long-term	Outlook
Moody’s Investors Service	P2	Baa1	Stable (affirmed February 2010)
Standard & Poor’s Ratings Services	A2	BBB+	Stable (raised August 2010)
Fitch Ratings	F2	A -	Stable (affirmed March 2010)
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
     We can borrow up to $875 million under a global revolving credit facility with a syndicate of thirteen lending institutions led by Bank of America N.A., Bank of Tokyo-Mitsubishi UFJ, Ltd., Mizuho Corporate Bank, Ltd., Royal Bank of Scotland Plc and Wells Fargo N.A. The global credit facility matures in April 2012 and is used primarily to finance working capital and provide support for the issuance of unsecured commercial paper in the U.S. and Canada. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at September 30, 2010). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The agreement provides for annual facility fees, which range from 22.5 basis points to 62.5 basis points, and are based on Ryder’s long-term credit ratings. The

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
credit facility’s current annual facility fee is 37.5 basis points, which applies to the total facility size of $875 million. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated tangible net worth, of less than or equal to 300%. Tangible net worth, as defined in the credit facility, includes 50% of our deferred federal income tax liability and excludes the book value of our intangible assets. The ratio at September 30, 2010 was 157%. At September 30, 2010, $730.2 million was available under the credit facility, net of the support for commercial paper borrowings.
     Our global revolving credit facility permits us to refinance short-term commercial paper obligations on a long-term basis. Settlement of short-term commercial paper obligations not expected to require the use of working capital are classified as long-term as we have both the intent and ability to refinance on a long-term basis. At September 30, 2010, we classified $82 million of commercial paper as short-term debt because we expect to reduce the balance within one year. At September 30, 2010 and December 31, 2009, we classified $62.0 million and $191.9 million, respectively, of short-term commercial paper as long-term debt.
     We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds amounts that may be received under the program are limited to $175 million. If no event occurs which causes early termination, the 364-day program will expire on October 29, 2010. We are in the process of renewing the program and do not anticipate any material changes to the program’s terms and conditions. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. At September 30, 2010 and December 31, 2009, no amounts were outstanding under the program.
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
     In September 2010, we issued $300 million of unsecured medium-term notes maturing in March 2016. If the notes are downgraded following, and as a result of, a change of control, the note holder can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest. The medium-term notes were issued to take advantage of historically low interest rates and fund capital expenditures and debt maturities.
     At September 30, 2010, we had the following amounts available to fund operations under the aforementioned facilities:

(In millions)
Global revolving credit facility	$730
Trade receivables program	$175

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The following table shows the movements in our debt balance:

	Nine months ended September 30,
	2010	2009
	(In thousands)

Debt balance at January 1	$2,497,691	2,862,799

Cash-related changes in debt:
Net change in commercial paper borrowings	(48,000)	152,450
Proceeds from issuance of medium-term notes	300,000	—
Proceeds from issuance of other debt instruments	14,511	1,309
Retirement of medium-term notes and debentures	(175,000)	(276,000)
Other debt repaid, including capital lease obligations	(64,560)	(220,291)
Net change from discontinued operations	(2,941)	(7,499)

	24,010	(350,031)

Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	5,938	(4,928)
Addition of capital lease obligations, including acquisitions	106	1,949
Changes in foreign currency exchange rates and other non-cash items	2,040	16,560

Total changes in debt	32,094	(336,450)

Debt balance at September 30	$2,529,785	2,526,349

     In accordance with our funding philosophy, we attempt to balance the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25% to 45% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total obligations (including notional value of swap agreements) was 22% and 26% at September 30, 2010 and December 31, 2009, respectively.
     Ryder’s leverage ratios and a reconciliation of on-balance sheet debt to total obligations were as follows:

	September 30,	% to	December 31,	% to
	2010	Equity	2009	Equity
	(Dollars in thousands)

On-balance sheet debt	$2,529,785	180%	2,497,691	175%
Off-balance sheet debt—PV of minimum lease payments and guaranteed residual values under operating leases for vehicles (1)	114,066		118,828

Total obligations	$2,643,851	188%	2,616,519	183%

(1)	Present value (PV) does not reflect payments Ryder would be required to make if we terminated the related leases prior to the scheduled expiration dates.
     On-balance sheet debt to equity consists of balance sheet debt divided by total equity. Total obligations to equity represents balance sheet debt plus the present value of minimum lease payments and guaranteed residual values under operating leases for vehicles, discounted based on our incremental borrowing rate at lease inception, all divided by total equity. Although total obligations is a non-GAAP financial measure, we believe that total obligations is useful as it provides a more complete analysis of our existing financial obligations and helps better assess our overall leverage position. Our leverage ratios at September 30, 2010 increased compared with our ratios at year end due to share repurchases.
Off-Balance Sheet Arrangements
     We periodically enter into sale-leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions. In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
increased equipment rental expense. These leases contain limited guarantees by us of the residual values of the leased vehicles (residual value guarantees) that are conditioned upon disposal of the leased vehicles prior to the end of their lease term. The amount of future payments for residual value guarantees will depend on the market for used vehicles and the condition of the vehicles at time of disposal. We did not enter into any sale-leaseback transactions during the nine months ended September 30, 2010 or 2009.
Pension Information
     The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. In 2010, we expect to contribute approximately $17 million to our pension plans. During the nine months ended September 30, 2010, we contributed $10.9 million to our pension plans. Changes in interest rates and the market value of the securities held by the plans during 2010 could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in 2011 and beyond. See Note (Q), “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.
Share Repurchases and Cash Dividends
     See Note (O), “Share Repurchase Programs,” in the Notes to Consolidated Condensed Financial Statements for a discussion of share repurchases.
     In October 2010, our Board of Directors declared a quarterly cash dividend of $0.27.
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
     The following table provides a numerical reconciliation of total revenue to operating revenue which was not provided within the MD&A discussion:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)

Total revenue	$1,316,948	1,253,854	$3,823,009	3,640,286
FMS fuel services and SCS/DCC subcontracted transportation (1)	(282,118)	(252,874)	(835,787)	(687,884)
Fuel eliminations	36,781	33,034	109,078	90,288

Operating revenue	$1,071,611	1,034,014	3,096,300	3,042,690

(1)	Includes intercompany fuel sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
FORWARD-LOOKING STATEMENTS
     Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:
•	our expectations as to anticipated revenue and earnings trends in each business segment and the future status of current trends in economic conditions, particularly reduced contractual lease demand, increased commercial rental demand and automotive volumes;

•	the appropriateness of excluding certain items from our primary measure of segment performance;

•	our expectations regarding commercial rental pricing trends and fleet utilization;

•	our expectations of the long-term residual values of revenue earning equipment;

•	our ability to sell certain revenue earning vehicles before the end of next year;

•	the number of NLE vehicles in inventory for the remainder of the year;

•	our expectations of free cash flow, operating cash flow, total cash generated and capital expenditures for the remainder of 2010;

•	the adequacy of our accounting estimates and reserves for pension expense, depreciation and residual value guarantees, self-insurance reserves, goodwill impairment, accounting changes and income taxes;

•	the adequacy of our fair value estimates of employee incentive awards under our share-based compensation plans;

•	the adequacy of our fair value estimates of total debt;

•	our ability to fund all of our operations for the foreseeable future through internally generated funds and outside funding sources;

•	the anticipated impact of foreign exchange rate movements;

•	the anticipated impact of fuel price fluctuations;

•	our expectations as to return on pension plan assets, future pension expense and estimated contributions;

•	our expectations regarding the completion and ultimate resolution of tax audits;

•	our expectations regarding the ultimate resolution of a disputed foreign tax assessment;

•	the anticipated deferral of tax gains on disposal of eligible revenue earning equipment pursuant to our vehicle like-kind exchange program;

•	our expectations regarding the impact of recently adopted accounting pronouncements;

•	our ability to access unsecured debt in the capital markets;

•	our expectations regarding the future use and availability of funding sources;

•	our anticipated use of our share repurchase programs; and

•	the appropriateness of our long-term target leverage range and our expectations regarding meeting that range.
     These statements, as well as other forward-looking statements contained in this Quarterly Report, are based on our current plans and expectations and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors could cause actual results and events to differ significantly from those expressed in any forward-looking statements. These risk factors include, but are not limited to, the following:
•	Market Conditions:
o	Changes in general economic and financial conditions in the U.S. and worldwide leading to decreased demand for our services, lower profit margins, increased levels of bad debt and reduced access to credit

o	Unfavorable financial market conditions that would limit our ability to execute share repurchases

o	Significant decrease in freight demand which would more severely impact both our transactions and variable-based contractual business

o	Changes in our customers’ operations, financial condition or business environment that may limit their need for, or ability to purchase, our services

o	Changes in market conditions affecting the commercial rental market or the sale of used vehicles

o	Volatility in automotive volumes

o	Less than anticipated growth rates in the markets in which we operate

o	Changes in current financial, tax or regulatory requirements that could negatively impact the leasing market

o	Changes in operating conditions in global markets that may impact our ability to conduct our business operations
•	Competition:
o	Competition from other service providers, some of which have greater capital resources or lower capital costs

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
o	Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources

o	Our inability to maintain current pricing levels due to economic conditions, demand for services, customer acceptance or competition
•	Profitability:
o	Our inability to obtain adequate profit margins for our services

o	Lower than expected customer volumes or retention levels

o	Lower full service lease sales activity

o	Loss of key customers in our SCS and DCC business segments

o	Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis

o	The inability of our business segments to create operating efficiencies

o	The inability of our legacy information technology systems to provide timely access to data

o	Sudden changes in fuel prices and fuel shortages

o	Higher prices for vehicles, diesel engines and fuel as a result of exhaust emissions standards

o	Our inability to successfully implement our asset management initiatives

o	Our key assumptions and pricing structure of our SCS contracts prove to be invalid

o	Increased unionizing, labor strikes, work stoppages and driver shortages

o	Our inability to manage our cost structure

o	Our inability to limit our exposure for customer claims
•	Financing Concerns:
o	Higher borrowing costs and possible decreases in available funding sources caused by an adverse change in our debt ratings

o	Unanticipated interest rate and currency exchange rate fluctuations

o	Negative funding status of our pension plans caused by lower than expected returns on invested assets and unanticipated changes in interest rates

o	Instability in U.S. and worldwide credit markets, resulting in higher borrowing costs and/or reduced access to credit
•	Accounting Matters:
o	Impact of unusual items resulting from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and our organizational structure

o	Reductions in residual values or useful lives of revenue earning equipment

o	Increases in compensation levels, retirement rate and mortality resulting in higher pension expense; regulatory changes affecting pension estimates, accruals and expenses

o	Increases in healthcare costs resulting in higher insurance costs

o	Changes in accounting rules, assumptions and accruals

o	Impact of actual insurance claim and settlement activity compared to historical loss development factors used to project future development
•	Other risks detailed from time to time in our SEC filings
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the third quarter of 2010, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the third quarter of 2010, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.
Changes in Internal Controls over Financial Reporting
     During the three months ended September 30, 2010, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information with respect to purchases we made of our common stock during the three months ended September 30, 2010:

				Maximum	Approximate
			Total Number of	Number of	Dollar Value
			Shares	Shares That May	That
			Purchased as	Yet Be	May Yet Be
	Total Number		Part of Publicly	Purchased Under	Purchased Under
	of Shares	Average Price	Announced	the Anti-Dilutive	the Discretionary
	Purchased (1)	Paid per Share	Programs	Program (2)	Program (3)
July 1 through July 31, 2010	110,530	$41.83	110,000	1,672,303	$50,839,695
August 1 through August 31, 2010	524,334	41.61	524,064	1,613,239	31,612,028
September 1 through September 30, 2010	195,400	40.14	195,000	1,583,239	24,941,224

Total	830,264	$41.30	829,064

(1)	During the three months ended September 30, 2010, we purchased an aggregate of 1,200 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

(2)	In December 2009, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and stock purchase plans. Under the December 2009 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under our various employee stock, stock option and stock purchase plans from December 1, 2009 through December 15, 2011. The December 2009 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2009 program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended September 30, 2010, we repurchased and retired 109,064 shares under this program at an aggregate cost of $4.6 million.

(3)	In February 2010, our Board of Directors authorized a $100 million discretionary share repurchase program over a period not to exceed two years. Share repurchases of common stock may be made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management has established a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the February 2010 program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended September 30, 2010, we repurchased and retired 720,000 shares under this program at an aggregate cost of $29.6 million.

ITEM 6. EXHIBITS

10.1	Separation Agreement and Release, dated as of August 23, 2010, between Ryder Truck Rental, Inc. and Anthony G. Tegnelia.

31.1	Certification of Gregory T. Swienton pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Art A. Garcia pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Gregory T. Swienton and Art A. Garcia pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC. (Registrant)
Date: October 21, 2010	By:	/s/ Art A. Garcia
Art A. Garcia
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: October 21, 2010	By:	/s/ Cristina A. Gallo-Aquino
Cristina A. Gallo-Aquino
Vice President and Controller (Principal Accounting Officer)