Form 10-K
period 2010-12-31
RYDER SYSTEM INC
filed 2011-02-15
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold at June 30, 2010 was $2,106,482,262. The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at January 31, 2011 was 51,227,648.

Documents Incorporated by Reference into this Report	Part of Form 10-K into which Document is Incorporated

Ryder System, Inc. 2011 Proxy Statement	Part III

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

Market Trends

Over the last several years, many key trends have been reshaping the transportation industry, particularly the U.S. private commercial fleet market which is estimated to include approximately 3.8 million vehicles(1) and the U.S. commercial fleet lease and rental market which is estimated to include approximately 0.6 million vehicles(2). The maintenance and operation of commercial vehicles has become more complicated requiring companies to spend a significant amount of time and money to keep up with new technology, diagnostics, retooling and training. Because of increased demand for efficiency and reliability, companies that own and manage their own fleet of vehicles have put greater emphasis on the quality of their preventive maintenance and safety programs. More recently, fluctuating energy prices have made it difficult for businesses to predict and manage fleet costs and the tightened credit market has limited businesses’ access to capital.

Operations

For the year ended December 31, 2010, our global FMS business accounted for 66% of our consolidated revenue.

 (1) U.S. private fleet as of June 2010, Class 3-8, Source: RL Polk
 (2) U.S. outsourced fleet services as of June 2010, Class 3-8, Source: RL Polk

U.S.  Our FMS customers in the U.S. range from small businesses to large national enterprises. These customers operate in a wide variety of industries, including transportation, grocery, lumber and wood products, food service and home furnishings. At December 31, 2010, we had 550 operating locations in 2010 exclude ancillary storage locations in 49 states and Puerto Rico and operated 174 maintenance facilities on-site at customer properties. A location typically consists of a maintenance facility or “shop,” offices for sales and other personnel, and in many cases, a commercial rental counter. Our maintenance facilities typically include a service island for fueling, safety inspections and preliminary maintenance checks as well as a shop for preventive maintenance and repairs.

Canada.  We have been operating in Canada for over 50 years. The Canadian private commercial fleet market is estimated to be approximately 0.4 million vehicles(3) and the Canadian commercial fleet lease and rental market is estimated to include approximately 0.02 million vehicles(4). At December 31, 2010, we had 37 operating locations throughout 9 Canadian provinces. We also have 8 on-site maintenance facilities in Canada.

Europe.  We began operating in the U.K. in 1971 and since then have expanded into Germany. The U.K. commercial rental fleet lease and rental market are estimated to include approximately 0.2 million vehicles(5). At December 31, 2010, we had 41 operating locations throughout the U.K. and Germany. We also manage a network of 320 independent maintenance facilities in the U.K. to serve our customers when it is more effective than providing the service in a Ryder location. In addition to our typical FMS operations, we also supply and manage vehicles, equipment and personnel for military organizations in the U.K. and Germany.

FMS Product Offerings

Full Service Leasing.  Under a typical full service lease, we provide vehicle maintenance, supplies and related equipment necessary for operation of the vehicles while our customers furnish and supervise their own drivers and dispatch and exercise control over the vehicles. Our full service lease includes all the maintenance services that are part of our contract maintenance service offering. We target customers that would benefit from outsourcing their fleet management function or upgrading their fleet without having to dedicate a significant amount of their own capital. We will assess a customer’s situation, and after considering the size of the customer, residual risk and other factors, will tailor a leasing program that best suits the customer’s needs. Once we have signed an agreement, we acquire vehicles and components that are custom engineered to the customer’s requirements and lease the vehicles to the customer for periods generally ranging from three to seven years for trucks and tractors and up to ten years for trailers. Because we purchase a large number of vehicles from a limited number of manufacturers, we are able to leverage our buying power for the benefit of our customers. In addition, given our continued focus on improving the efficiency and effectiveness of our maintenance services, we can provide our customers with a cost effective alternative to maintaining their own fleet of vehicles. We also offer our leasing customers the additional fleet support services described below.

Contract Maintenance.  Our contract maintenance customers include non-Ryder owned vehicles that want to utilize our extensive network of maintenance facilities and trained technicians to maintain the vehicles they own or lease from third parties. The contract maintenance service offering is designed to reduce vehicle downtime through preventive maintenance based on vehicle type and time or mileage intervals. The service also provides vehicle repairs including parts and labor, 24-hour emergency roadside service and replacement vehicles for vehicles that are temporarily out of service. Vehicles covered under this offering are typically serviced at our own facilities. However, based on the size and complexity of a customer’s fleet, we may operate an on-site maintenance facility at the customer’s location.

Commercial Rental.  We target rental customers that have a need to supplement their private fleet of vehicles on a short-term basis (typically from less than one month up to one year in length) either because of

 (3) Canada private fleet as of November 2010, Class 3-8, Source: RL Polk
 (4) Canada outsourced fleet market as of November 2010, Class 3-8, Source: RL Polk
 (5) U.K. Lease and Rental HGV Market, Projection for December 2010, Source: The Society of Motor Manufacturers & Traders (SMMT) 2009

seasonal increases in their business or discrete projects that require additional transportation resources. Our commercial rental fleet also provides additional vehicles to our full service lease customers to handle their peak or seasonal business needs. In addition to one-off commercial rental transactions, we build national relationships with large national customers to become their preferred source of commercial vehicle rentals. Our rental representatives assist in selecting a vehicle that satisfies the customer’s needs and supervise the rental process, which includes execution of a rental agreement and a vehicle inspection. In addition to vehicle rental, we extend to our rental customers liability insurance coverage under our existing policies and the benefits of our comprehensive fuel services program.

The following table provides information regarding the number of vehicles and customers by FMS product offering at December 31, 2010:

	U.S.		Foreign		Total
	Vehicles	Customers	Vehicles	Customers	Vehicles	Customers

Full service leasing	93,200	10,400	17,900	2,200	111,100	12,600
Contract maintenance(6)	29,100	1,200	4,300	200	33,400	1,400
Commercial rental	24,600	8,200	5,100	5,800	29,700	14,000

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

Fleet Support Services.  We have developed a variety of fleet support services tailored to the needs of our large base of lease customers. Customers may elect to include these services as part of their full service lease or contract maintenance agreements. Currently, we offer the following fleet support services:

Service	Description

Fuel	Full service diesel fuel dispensing at competitive prices; fuel planning; fuel tax reporting; centralized billing; and fuel cards
Insurance	Liability insurance coverage under our existing insurance policies which includes monthly invoicing, flexible deductibles, claims administration and discounts based on driver performance and vehicle specifications; physical damage waivers; gap insurance; and fleet risk assessment
Safety	Establishing safety standards; providing safety training, driver certification, prescreening and road tests; safety audits; instituting procedures for transport of hazardous materials; coordinating drug and alcohol testing; and loss prevention consulting
Administrative	Vehicle use and other tax reporting; permitting and licensing; and regulatory compliance (including hours of service administration)
Environmental management	Storage tank monitoring; storm water management; environmental training; and ISO 14001 certification
Information technology	RydeSmarttm is a full-featured GPS fleet location, tracking, and vehicle performance management system designed to provide our customers improved fleet operations and cost controls. FleetCARE is our web based tool that provides customers with 24/7 access to key operational and maintenance management information about their fleets.

Used Vehicles.  We primarily sell our used vehicles at one of our 55 retail sales centers throughout North America (18 of which are collocated at an FMS shop), at our branch locations or through our website at

 (6) Contract maintenance customers include approximately 800 full service lease customers

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

FMS Business Strategy

Our FMS business mission is to be the leading leasing and maintenance service provider for light, medium and heavy duty vehicles. This will be achieved through the following goals and priorities:

•	improve customer retention levels and focus on conversion of private fleets and commercial rental customers to full service lease customers;

•	successfully implement sales growth initiatives in our contractual product offerings;

•	focus on contractual revenue growth strategies, including selective acquisitions;

•	deliver consistent industry leading maintenance to our customers while continuing to implement process designs, productivity improvements and compliance discipline in a cost effective manner;

•	offer a wide range of support services that complement our leasing, rental and maintenance businesses;

•	offer competitive pricing through cost management initiatives and maintain pricing discipline on new business;

•	optimize asset utilization and management; and

•	leverage our maintenance facility infrastructure.

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

Acquisitions

In addition to our continued focus on organic growth, acquisitions play an important role in enhancing our growth strategy in the U.S., Canada and the U.K. In assessing potential acquisition targets, we look for companies that would create value through the creation of operating synergies, leveraging our existing facility infrastructure and fixed costs, improving our geographic coverage, diversifying our customer base and improving our competitive position in target markets.

We completed four FMS acquisitions from 2008 to 2009, under which we acquired a company’s fleet and contractual customers. The FMS acquisitions operate under Ryder’s name and complement our existing market coverage and service network. On January 10, 2011 we acquired the assets of Carmenita Leasing, Inc., full service leasing and rental business located in Santa Fe Springs, California, which included a fleet of approximately 190 full service lease and rental units, and 60 contract customers. On January 28, 2011, we acquired The Scully Companies, Inc. (“Scully”), which includes Scully’s fleet of approximately 1,800 full service lease units and 300 rental vehicles, and approximately 200 contractual customers primarily served from its six service facilities.
Supply Chain Solutions

Value Proposition

Through our SCS business, we offer a broad range of innovative logistics management services that are designed to optimize a customer’s supply chain and address key customer business requirements. The organization is aligned by industry verticals (Automotive, Industrial, Hi-Tech, Retail and Consumer Packaged Goods) to enable the teams to focus on the specific needs of their customers. Our SCS product offerings are organized into three categories: distribution management, transportation management and professional services. These offerings are supported by a variety of information technology and engineering solutions which are an integral part of our other SCS services. These product offerings can be offered independently or as an integrated solution to optimize supply chain effectiveness. A key aspect of our value proposition is our operational execution. We believe our operational execution is an important differentiator in the marketplace.

Market Trends

Global logistics is approximately $7 trillion, of which approximately $500 billion is outsourced. Logistics spending in our primary markets of North America and Asia equates to approximately $3 trillion, of which $260 billion is outsourced. Over the long-term, companies tend to outsource more of their logistics. As companies continue to focus on their core competencies, they find value in utilizing third party logistics (3PLs) to manage their supply chains. In 2010, the North American outsourced logistics market grew approximately 10%. We expect 2011 to be another year of outsourced logistics growth.

Operations

For the year ended December 31, 2010, our SCS business accounted for 24% of our consolidated revenue.

U.S.  At December 31, 2010, we had 106 SCS customer accounts in the U.S., most of which are large enterprises that maintain large, complex supply chains. In addition, the Total Logistic Control acquisition added 168 SCS customer accounts, which included 131 public warehousing customers. These customers operate in a variety of industries including automotive, electronics, high-tech, telecommunications, industrial, consumer goods, consumer packaged goods, paper and paper products, office equipment, food and beverage, and general retail industries. We continue to further diversify our customer base by expanding into new industry verticals, most recently retail and consumer packaged goods. Most of our core SCS business operations in the U.S. revolve around our customers’ supply chains and are geographically located to maximize efficiencies and reduce costs. At December 31, 2010, managed warehouse space totaled approximately 14 million square feet for the U.S. and Puerto Rico. Along with those core customer specific locations, we also concentrate certain logistics expertise in locations not associated with specific customer sites. For example, our carrier procurement, contract management and freight bill audit and payment services groups operate out of our carrier management center, and our transportation optimization and execution groups operate out of our logistics center, both of which have locations in Novi, Michigan and Fort Worth, Texas.

Canada.  At December 31, 2010, we had 50 SCS customer accounts and managed warehouse space totaling approximately 1 million square feet. Given the proximity of this market to our U.S. and Mexico operations, the Canadian operations are highly coordinated with their U.S. and Mexico counterparts, managing cross-border transportation and freight movements.

Mexico.  We began operating in Mexico in the mid-1990s. At December 31, 2010, we operated and maintained 789 vehicles in Mexico. At December 31, 2010, we had 116 SCS customer accounts and managed warehouse space totaling approximately 3 million square feet. Our Mexican operations offer a full range of SCS services and manage approximately 1,400 border crossings each month between Mexico and the U.S. and Canada, often highly integrated with our distribution and transportation operations.

Asia.  We began operating in Asia in 2000. At December 31, 2010, we had 32 SCS customer accounts and managed warehouse space totaling approximately 320,000 square feet. Asia is a key component to our retail strategy. With the 2008 acquisition of CRSA Logistics and Transpacific Container Terminals, we were able to gain significant presence in Asia. We now have a network of owned and agent offices throughout Asia, with headquarters in Shanghai. We also entered into a joint venture with a partner in Asia to provide export consolidation services to North American retailers and other companies importing from Asia.

SCS Product Offerings

Dedicated Contract Carriage.  Although offered as a stand-alone service, dedicated contract carriage can also be offered as part of an integrated supply chain solution to our customers. The DCC offerings combine the equipment, maintenance and administrative services of a full service lease with drivers and additional services. This combination provides a customer with a dedicated transportation solution that is designed to increase their competitive position, improve risk management and integrate their transportation needs with their overall supply chain. Our DCC solution offers a high degree of specialization to meet the needs of customers with sophisticated service requirements such as tight delivery windows, high-value or time-sensitive freight, closed-loop distribution, multi-stop shipments, specialized equipment or integrated transportation needs. For the year ended December 31, 2010, approximately 44% of our SCS revenue was related to dedicated contract carriage services.

Transportation Management.  Our SCS business offers services relating to all aspects of a customer’s transportation network. Our team of transportation specialists provides shipment planning and execution, which includes shipment optimization, load scheduling and delivery confirmation through a series of technological and web-based solutions. Our transportation consultants, including our freight brokerage department, focus on carrier procurement of all modes of transportation with an emphasis on truck-based transportation, rate negotiation and freight bill audit and payment services. In addition, our SCS business provides customers as well as our FMS and DCC businesses with capacity management services that are designed to meet backhaul opportunities and minimize excess miles. For the year ended December 31, 2010, we purchased and/or executed over $3.7 billion in freight moves on our customers behalf. For the year ended December 31, 2010, transportation management solutions accounted for 13% of our SCS revenue.

Distribution Management.  Our SCS business offers a wide range of services relating to a customer’s distribution operations from designing a customer’s distribution network to managing distribution facilities. Services within the facilities generally include managing the flow of goods from the receiving function to the shipping function, coordinating warehousing and transportation for inbound and outbound material flows, handling import and export for international shipments, coordinating just-in-time replenishment of component parts to manufacturing and final assembly and providing shipments to customer distribution centers or end-customer delivery points. Additional value-added services such as light assembly of components into defined units (kitting), packaging and refurbishment are also provided. For the year ended December 31, 2010, distribution management solutions accounted for 38% of our SCS revenue.

Professional Services.  Our SCS business offers a variety of knowledge-based services that support every aspect of a customer’s supply chain. Our SCS professionals are available to evaluate a customer’s existing supply chain to identify inefficiencies, as well as opportunities for integration and improvement. Once the assessment is complete, we work with the customer to develop a supply chain strategy that will create the most value for the customer and their target clients. Once a customer has adopted a supply chain strategy, our SCS logistics team, supported by functional experts, and representatives from our information technology, real estate and finance groups work together to design a strategically focused supply chain solution. The solution may include both a network design that sets forth the number, location and function of key components of the network and a transportation solution that optimizes the mode or modes of transportation and route selection. In addition to providing the distribution and transportation expertise necessary to implement the supply chain solution, our SCS representatives can coordinate and manage all aspects of the customer’s supply chain provider network to assure consistency, efficiency and flexibility. For the year ended December 31, 2010, knowledge-based professional services accounted for 5% of our SCS revenue.

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

Competition

In the SCS business segment, we compete with a large number of companies providing similar services, each of which has a different set of core competencies. We compete with a handful of large, multi-service companies across all of our service offerings and industries. We also compete against other companies only on a specific service offering (for example, in transportation management or distribution management) or in a specific industry. We face different competitors in each country or region where they may have a greater operational presence. Competitive factors include price, service, market knowledge, expertise in logistics-related technology, and overall performance (e.g. timeliness, accuracy, and flexibility).

Acquisitions

On December 31, 2010, we completed the acquisition of Total Logistic Control (TLC). TLC is a leading provider of comprehensive supply chain solutions to food, beverage, and consumer packaged goods manufacturers with significant supply chains in the U.S. TLC provides clients a broad suite of end-to-end services, including distribution management, contract packaging services and solutions engineering. TLC’s clients consist of local, regional, national, and international firms engaged in food and beverage manufacturing, consumer and wholesale distribution. TLC operates 34 facilities comprising 10.6 million square feet of dry and temperature-controlled warehousing across 13 states.

TLC compliments our strategic initiative to develop a new industry group focused on the consumer packaged goods industry. TLC’s leading capabilities in the areas of packaging and warehousing, including temperature-controlled facilities, will continue to be at the center of our consumer packaged goods offering.
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

Market Trends

The U.S. dedicated contract carriage market is estimated to be $13 billion. This market is affected by many of the trends that impact our FMS business, including the tightening of capacity in the current U.S. trucking market. The administrative requirements relating to regulations issued by the Department of Transportation (DOT) regarding driver screening, training and testing, as well as record keeping and other costs associated with the hours of service requirements, make our DCC product an attractive alternative to private fleet and driver management. This is expected to become even more significant in light of Compliance, Safety, Accountability (CSA) 2010 regulatory changes. The CSA 2010 regulatory changes will also put pressure on the availability of qualified truck drivers which continues to lag market requirements. In addition, market demand for just-in-time delivery creates a need for well-defined routing and scheduling plans that are based on comprehensive asset utilization analysis and fleet rationalization studies that are offered as part of our DCC product.

Operations/Product Offerings

For the year ended December 31, 2010, our DCC business accounted for 10% of our consolidated revenue. At December 31, 2010, we had 154 DCC customer accounts in the U.S. Because it is highly customized, our DCC product is particularly attractive to companies that operate in industries that have time-sensitive deliveries or special handling requirements, as well as to companies who require specialized equipment. Because DCC accounts typically operate in a limited geographic area, most of the drivers assigned to these accounts are short haul drivers, meaning they return home at the end of each work day. Although a significant portion of our DCC operations are located at customer facilities, our DCC business utilizes and benefits from our extensive network of FMS facilities.

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

DCC Business Strategy

Our DCC business strategy is to focus on customers who need specialized equipment, specialized handling or integrated services. This strategy revolves around the following interrelated goals and priorities:

•	Increase market share with customers in the energy and utility, metals and mining, retail, construction, healthcare products, and food and beverage industries;

•	Leverage the support and talent of the FMS sales team in a joint sales program;

•	Align DCC business with other SCS product lines to create revenue opportunities and improve operating efficiencies in both segments; and

•	Improve competitiveness in the non-specialized and non-integrated customer segments.

Competition

Our DCC business segment competes with truckload carriers and other dedicated providers servicing on a national, regional and local level. Competitive factors include price, equipment, maintenance, service and geographic coverage and driver and operations expertise. We are able to differentiate the DCC product offering by leveraging FMS and integrating the DCC services with those of SCS to create a more comprehensive transportation solution for our customers. Our strong safety record and focus on customer service enable us to uniquely meet the needs of customers with high-value products that require specialized handling in a manner that differentiates us from truckload carriers.

ADMINISTRATION

Our financial administrative functions for the U.S. and Canada, including credit, billing and collections are consolidated into our Shared Services Center operations, a centralized processing center located in Alpharetta, Georgia. Our Shared Services Center also manages contracted third parties providing administrative finance and support services outside of the U.S. in order to reduce ongoing operating expenses and maximize our technology resources. This centralization results in more efficient and consistent centralized processing of selected administrative operations. Certain administrative functions are also performed at the Shared Services Center for our customers. The Shared Services Center’s main objectives are to reduce ongoing annual administrative costs, enhance customer service through process standardization, create an organizational structure that will improve market flexibility and allow future reengineering efforts to be more easily attained at lower implementation costs.

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

In establishing appropriate environmental objectives and targets for our wide range of business activities around the world, we focus on (i) the needs of our customers; (ii) the communities in which we provide services; and (iii) relevant laws and regulations. We regularly review and update our environmental management procedures, and information regarding our environmental activities is routinely disseminated throughout Ryder. We published our first Corporate Responsibility Report (CSR) in 2008 which details our sustainable business practices and environmental strategies to improve energy use, fuel costs and reduce overall carbon emissions. Currently there is no global carbon disclosure requirement for reporting emissions. However, for the past three years, we have participated in the Carbon Disclosure Project (CDP), voluntarily disclosing direct and indirect emissions resulting from our operations. Both of these reports are publicly available on Ryder’s Green Center at http://www.Ryder.com/greencenter. The Green Center provides all stakeholders information on our key environmental programs and initiatives.

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

Training is a critical component of our safety program. Monthly safety training topics delivered by location safety committees cover specific and relevant safety topics and managers receive annual safety leadership training. Regular safety behavioral observations are conducted by managers throughout the organization everyday and remedial training takes place on-the-spot and at every location with a reported injury. We also deliver comprehensive suite of highly interactive training lessons through Ryder Pro-TREAD to each driver individually over the internet.

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

EMPLOYEES

At December 31, 2010, we had approximately 25,900 full-time employees worldwide, of which 24,600 were employed in North America, 1,000 in Europe and 300 in Asia. We have approximately 13,800 hourly employees in the U.S., approximately 2,900 of which are organized by labor unions. Those employees organized by labor unions are principally represented by the International Brotherhood of Teamsters, the International Association of Machinists and Aerospace Workers, and the United Auto Workers, and their wages and benefits are governed by 99 labor agreements that are renegotiated periodically. Some of the businesses in which we currently engage have experienced a material work stoppage, slowdown or strike. We consider that our relationship with our employees is good.

EXECUTIVE OFFICERS OF THE REGISTRANT

All of the executive officers of Ryder were elected or re-elected to their present offices either at or subsequent to the meeting of the Board of Directors held on May 14, 2010 in conjunction with Ryder’s 2010 Annual Meeting. They all hold such offices, at the discretion of the Board of Directors, until their removal, replacement or retirement.

Name	Age	Position

Gregory T. Swienton	61	Chairman of the Board and Chief Executive Officer
Art A. Garcia	49	Executive Vice President and Chief Financial Officer
Robert D. Fatovic	45	Executive Vice President, Chief Legal Officer and Corporate Secretary
Cristina A. Gallo-Aquino	37	Vice President and Controller
Gregory F. Greene	51	Executive Vice President and Chief Administrative Officer
Robert E. Sanchez	45	President, Global Fleet Management Solutions
John H. Williford	54	President, Global Supply Chain Solutions

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

Art A. Garcia has served as Executive Vice President and Chief Financial Officer since September 2010. Previously, Mr. Garcia served as Senior Vice President and Controller since October 2005 and as Vice President and Controller since February 2002. Mr. Garcia joined Ryder in December 1997 and has held various positions within Corporate Accounting.

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

Cristina A. Gallo-Aquino has served as Vice President and Controller since September 2010. Previously, Ms. Gallo-Aquino served as Assistant Controller from November 2009 to September 2010, where she was responsible for Ryder’s Corporate Accounting, Benefits Accounting and Payroll Accounting departments. Ms. Gallo-Aquino joined Ryder in 2004 and has held various positions within Corporate Accounting.

Gregory F. Greene has served as Executive Vice President since December 2006, as Chief Human Resources Officer since February 2006 and as Chief Administrative Officer since September 2010. Previously, Mr. Greene served as Senior Vice President, Strategic Planning and Development from April 2003. Mr. Greene joined Ryder in August 1993 and has since held various positions within Human Resources.

Robert E. Sanchez has served as President, Global Fleet Management Solutions since September 2010. Previously, Mr. Sanchez has served as Executive Vice President and Chief Financial Officer since October 2007. He also previously served as Executive Vice President of Operations, U.S. Fleet Management Solutions from October 2005 to October 2007 and as Senior Vice President and Chief Information Officer from January 2003 to October 2005. Mr. Sanchez joined Ryder in 1993 and has held various positions.

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

ITEM 1A. RISK FACTORS

In addition to the factors discussed elsewhere in this report, the following are some of the important factors that could affect our business.

Our operating and financial results may fluctuate due to a number of factors, many of which are beyond our control.

Our annual and quarterly operating and financial results are affected by a number of economic, regulatory and competitive factors, including:

•	changes in current financial, tax or regulatory requirements that could negatively impact the leasing market;

•	our inability to obtain expected customer retention levels or sales growth targets;

•	our inability to integrate acquisitions as projected, achieve planned synergies or retain customers of companies we acquire;

•	unanticipated interest rate and currency exchange rate fluctuations;

•	labor strikes, work stoppages, driver shortages;

•	higher costs to procure drivers and high driver turnover rates affecting our customers;

•	sudden changes in fuel prices and fuel shortages;

•	relationships with and competition from vehicle manufacturers;

•	changes in accounting rules, estimates, assumptions and accruals, including changes in lease accounting that could impact customers’ leasing decisions;

•	increases in healthcare costs resulting in higher insurance costs;

•	outages, system failures or delays in timely access to data in legacy information technology systems that support key business processes; and

•	reputational risk and other detrimental business consequences in the U.S. and internationally associated with employees, customers, agents, suppliers or other persons using our supply chain or assets to commit illegal acts, including the use of company assets for terrorist activities.

Changes in economic conditions could have an adverse effect on the profitability of our business.

A decline in economic activity can adversely affect demand for any of our businesses, thus reducing our revenue and earnings. The freight recession caused our revenues to decline as FMS customers ran fewer miles with their fleets and SCS customers had lower freight volumes. The most recent decline in economic conditions has caused some of our full service lease customers to downsize their existing fleets and/or extend instead of renew their leases. Our profitability has been impacted by higher maintenance costs on an aging fleet. Our customers remain cautious about entering into long-term leases. Challenging economic and market conditions may also result in:

•	increased competition for fewer projects and sales opportunities;

•	pricing pressure that may adversely affect revenue and gross margin;

•	customer financial difficulty and increased risk of uncollectible accounts receivable;

•	diminished liquidity and credit availability resulting in higher short-term borrowing costs and more stringent borrowing terms;

•	difficulty forecasting, budgeting and planning due to limited visibility into the spending plans of current or prospective customers;

•	fleet downsizing to match demand which could adversely impact profitability;

•	higher overhead costs as a percentage of revenue;

•	increased risk of charges relating to asset impairments, including goodwill and other intangible assets; and

•	increased risk of declines in the residual values of our vehicles.

In 2010, we began to see signs of a slow, uneven economic recovery. Our commercial rental and used vehicle sales performance improved significantly from the prior year and we saw an increase in the miles run per vehicle. However, we are uncertain whether the recent improvements in miles run and demand for commercial rental will continue and whether we will be able to maintain our current commercial rental rates, which increased this year due to customer demand. Uncertainty and lack of customer confidence around macroeconomic and industry conditions may continue to impact the spending and financial position of our customers.

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

During 2010, sales to our top ten SCS customers representing all of the industry groups we service, accounted for 65% of our SCS total revenue and 64% of our SCS operating revenue (revenue less subcontracted transportation). Additionally, approximately 43% of our global SCS revenue is from the automotive industry and is directly impacted by automotive vehicle production. The loss of any of these customers or a significant reduction in the services provided to any of these customers could impact our domestic and international operations and adversely affect our SCS financial results. In addition, our largest SCS customers can exert downward pricing pressure and often require modifications to our standard commercial terms. While we believe our ongoing cost reduction initiatives have helped mitigate the effect of price reduction pressures from our SCS customers, there is no assurance that we will be able to maintain or improve profitability in those accounts. In 2010, we further diversified our customer base with the acquisition of TLC, which is concentrated in the consumer packaged goods industry. While we continue to focus our efforts on diversifying our customer base we may not be successful in doing so in the short-term.

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

Numerous competitive factors could impair our ability to maintain our current profitability. These factors include the following:

•	advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments;

•	we compete with many other transportation and logistics service providers, some of which have greater capital resources than we do;

•	some of our competitors periodically reduce their prices to gain business, which may limit our ability to maintain or increase prices; and

•	because cost of capital is a significant competitive factor, any increase in either our debt or equity cost of capital as a result of reductions in our debt rating or stock price volatility could have a significant impact on our competitive position.

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

Regulations governing exhaust emissions that have been enacted over the last few years could adversely impact our business. The Environmental Protection Agency issued regulations that required progressive reductions in exhaust emissions from certain diesel engines from 2007 through 2010. Emissions standards require reductions in the sulfur content of diesel fuel since June 2006. Also, the first phase of progressively stringent emissions standards relating to emissions after-treatment devices was introduced on newly-manufactured engines and vehicles utilizing engines built after January 1, 2007. The second phase, which required an additional after-treatment system, became effective after January 1, 2010. Each of these requirements could result in higher prices for vehicles, diesel engines and fuel, which are passed on to our customers, as well as higher maintenance costs and uncertainty as to reliability of the new engines, all of which could, over time, increase our costs and adversely affect our business and results of operations. The new technology may also impact the residual values of these vehicles when sold in the future.

Volatility in assumptions and asset values related to our pension plans may reduce our profitability and adversely impact current funding levels.

We historically sponsored a number of defined benefit plans for employees in the U.S., U.K. and other foreign locations. In recent years, we made amendments to defined benefit plans which freeze the retirement benefits for non-grandfathered and certain non-union employees. Our major defined benefit plans are funded, with trust assets invested in a diversified portfolio. The cash contributions made to our defined benefit plans are required to comply with minimum funding requirements imposed by employee benefit and tax laws. The projected benefit obligation and assets of our global defined benefit plans as of December 31, 2010 were $1.74 billion and $1.43 billion, respectively. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining pension expense and the ongoing funding requirements of those plans. Macroeconomic factors, as well as changes in investment returns and discount rates used to calculate pension expense and related assets and liabilities can be volatile and may have an unfavorable impact on our costs and funding requirements. We also participate in twelve U.S. multi-employer pension (MEP) plans that provide defined benefits to employees covered by collective bargaining agreements. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan. Our withdrawal liability for any MEP plan would depend on the extent of the plan’s funding of vested benefits. Economic conditions have caused MEP plans to be significantly underfunded. If the financial condition of the MEP plans were to continue to deteriorate, participating employers could be subject to additional assessments. Although we have actively sought to control increases in these costs and funding requirements, there can be no assurance that we will succeed, and continued cost pressure could reduce the profitability of our business and negatively impact our cash flows.

We establish self-insurance reserves based on historical loss development factors, which could lead to adjustments in the future based on actual development experience.

We retain a portion of the accident risk under vehicle liability and workers’ compensation insurance programs. Our self-insurance accruals are based on actuarially estimated, undiscounted cost of claims, which includes claims incurred but not reported. While we believe that our estimation processes are well designed, every estimation process is inherently subject to limitations. Fluctuations in the frequency or severity of accidents make it difficult to precisely predict the ultimate cost of claims. The actual cost of claims can be different than the historical selected loss development factors because of safety performance, payment patterns and settlement patterns. For a detailed discussion on our accounting policies and assumptions relating to our self-insurance reserves, please see the section titled “Critical Accounting Estimates — Self-Insurance Accruals” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We maintain 624 FMS properties in the U.S., Puerto Rico and Canada; we own 394 of these and lease the remaining 230. Our FMS properties are primarily comprised of maintenance facilities generally including a repair shop, rental counter, fuel service island administrative offices, and used vehicle retail sales centers.

Additionally, we manage 182 on-site maintenance facilities, located at customer locations.

We also maintain 125 locations in the U.S. and Canada in connection with our domestic SCS and DCC businesses. Almost all of our SCS locations are leased and generally include a warehouse and administrative offices.

We maintain 88 international locations (locations outside of the U.S. and Canada) for our international businesses. These locations are in the U.K., Luxembourg, Germany, Mexico, China and Singapore. The majority of these locations are leased and may be a repair shop, warehouse or administrative office.

Additionally, we maintain 8 U.S. locations primarily used for Central Support Services. These facilities are generally administrative offices, of which we own one and lease the remaining seven.

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

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Ryder Common Stock Prices

			Dividends per
	Stock Price		Common
	High	Low	Share

2010
First quarter	$42.08	31.86	0.25
Second quarter	48.49	38.57	0.25
Third quarter	44.78	37.00	0.27
Fourth quarter	52.80	41.43	0.27

2009
First quarter	$41.24	19.00	0.23
Second quarter	32.89	23.47	0.23
Third quarter	43.18	24.09	0.25
Fourth quarter	46.58	35.91	0.25

Our common shares are listed on the New York Stock Exchange under the trading symbol “R.” At January 31, 2011, there were 9,192 common stockholders of record and our stock price on the New York Stock Exchange was $48.08.

Performance Graph

The following graph compares the performance of our common stock with the performance of the Standard & Poor’s 500 Composite Stock Index and the Dow Jones Transportation 20 Index for a five year period by measuring the changes in common stock prices from December 31, 2005 to December 31, 2010.

The stock performance graph assumes for comparison that the value of the Company’s Common Stock and of each index was $100 on December 31, 2005 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Purchases of Equity Securities

The following table provides information with respect to purchases we made of our common stock during the three months ended December 31, 2010:

					Approximate Dollar
			Total Number of	Maximum Number	Value That May
			Shares Purchased as	of Shares That May	Yet Be Purchased
	Total Number	Average Price	Part of Publicly	Yet Be Purchased	Under the
	of Shares	Paid per	Announced	Under the Anti-Dilutive	Discretionary
	Purchased(1)	Share	Program	Program(2)	Program(3)

October 1 through October 31, 2010	108,800	$44.00	105,000	1,583,239	$20,263,949
November 1 through November 30, 2010	552,244	43.97	549,444	1,438,795	2,423,909
December 1 through December 31, 2010	56,131	43.74	55,841	1,438,344	—

Total	717,175	$43.96	710,285

(1)	During the three months ended December 31, 2010, we purchased an aggregate of 6,890 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

(2)	In December 2009, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and stock purchase plans. Under the December 2009 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under our various employee stock, stock option and stock purchase plans from December 1, 2009 through December 15, 2011. The December 2009 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2009 program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended December 31, 2010, we repurchased and retired 144,895 shares under this program at an aggregate cost of $6.4 million.

(3)	In February 2010, our Board of Directors authorized a $100 million discretionary share repurchase program over a period not to exceed two years. Share repurchases of common stock were made periodically in open-market transactions and were subject to market conditions, legal requirements and other factors. Management established a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the February 2010 program, which allowed for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended December 31, 2010, we completed the program and repurchased and retired 565,390 shares at an aggregate cost of $24.9 million.

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes information as of December 31, 2010 about certain plans which provide for the issuance of common stock in connection with the exercise of stock options and other share-based awards.

Number of
Securities
Remaining
Available for
	Number of		Future Issuance
	Securities to be		Under Equity
	Issued upon	Weighted-Average	Compensation
	Exercise of	Exercise Price of	Plans Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in
Plans	and Rights	and Rights	Column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders:
Broad based employee stock plans	4,116,254(1)	$42.25(3)	3,073,875
Employee stock purchase plan	—	—	1,139,805
Non-employee directors’ stock plans	165,689(2)	33.29(3)	41,471
Equity compensation plans not approved by security holders	—	—	—

Total	4,281,943	$42.16(3)	4,255,151

(1)	Includes 670,970 time-vested and performance-based restricted stock awards.

(2)	Includes 128,189 restricted stock units.

(3)	Weighted-average exercise price of outstanding options; excludes restricted stock awards and restricted stock units.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial information should be read in conjunction with Items 7 and 8 of this report.

	Years ended December 31
	2010	2009	2008	2007	2006
	(Dollars and shares in thousands, except per share amounts)

Operating Data:
Revenue(1)	$5,136,435	4,887,254	5,999,041	6,363,130	6,136,418
Earnings from continuing operations	$124,608	90,117	257,579	251,779	246,694
Comparable earnings from continuing operations(2)	$116,988	94,630	267,144	248,227	243,618
Net earnings(2)	$118,170	61,945	199,881	253,861	248,959
Per Share Data:
Earnings from continuing operations — Diluted(2)	$2.37	1.62	4.51	4.19	3.99
Comparable earnings from continuing operations — Diluted(2)	$2.22	1.70	4.68	4.13	3.94
Net earnings — Diluted(3)	$2.25	1.11	3.50	4.22	4.03
Cash dividends	$1.04	0.96	0.92	0.84	0.72
Book value(4)	$27.44	26.71	24.17	32.52	28.34
Financial Data:
Total assets	$6,652,374	6,259,830	6,689,508	6,854,649	6,828,923
Average assets(5)	$6,366,647	6,507,432	6,924,342	6,914,060	6,426,546
Return on average assets (%)(5)	1.9	1.0	2.9	3.7	3.9
Long-term debt	$2,326,878	2,265,074	2,478,537	2,553,431	2,484,198
Total debt	$2,747,002	2,497,691	2,862,799	2,776,129	2,816,943
Shareholders’ equity(4)	$1,404,313	1,426,995	1,345,161	1,887,589	1,720,779
Debt to equity(%)(4)	196	175	213	147	164
Average shareholders’ equity(4),(5)	$1,401,681	1,395,629	1,778,489	1,790,814	1,610,328
Return on average shareholders’ equity(%)(4),(5)	8.4	4.4	11.2	14.2	15.5
Adjusted return on average capital(%)(6)	4.8	4.1	7.3	7.4	7.9
Net cash provided by operating activities of continuing operations	$1,028,034	984,956	1,248,169	1,096,559	852,466
Free cash flow(7)	$257,574	614,090	340,665	380,269	(438,612)
Capital expenditures paid	$1,070,092	651,953	1,230,401	1,304,033	1,692,719
Other Data:
Average common shares — Diluted	51,884	55,094	56,539	59,728	61,478
Number of vehicles — Owned and leased	148,700	152,400	163,400	160,700	167,200
Average number of vehicles — Owned and leased	150,700	159,500	161,500	165,400	164,400
Number of employees	25,900	22,900	28,000	28,800	28,600

(1)	Effective January 1, 2008, our contractual relationship with a significant customer changed, and we determined, after formal review of the terms and conditions of the services, we are acting as an agent based on the revised terms of the agreement. As a result, the amount of total revenue and subcontracted transportation expense decreased by $640 million in 2008 due to the reporting of revenue net of subcontracted transportation expense for this particular customer contract.

(2)	Refer to the section titled “Overview” and “Non-GAAP Financial Measures” in Item 7 of this report for a reconciliation of comparable earnings to net earnings.

(3)	Net earnings in 2010, 2009, 2008, 2007 and 2006 included (losses) earnings from discontinued operations of $(6) million, or $(0.12) per diluted common share, $(28) million, or $(0.51) per diluted common share, $(58) million, or $(1.01) per diluted common share, $2 million, or $0.03 per diluted common share, and $2 million, or $0.04 per diluted common share, respectively.

(4)	Shareholders’ equity at December 31, 2010, 2009, 2008, 2007 and 2006 reflected after-tax equity charges of $423 million, $412 million, $480 million, $148 million, and $201 million, respectively, related to our pension and postretirement plans.

(5)	Amounts were computed using an 8-point average based on quarterly information.

(6)	Our adjusted return on capital (ROC) represents the rate of return generated by the capital deployed in our business. We use ROC as an internal measure of how effectively we use the capital invested (borrowed or owned) in our operations. Refer to the section titled “Non-GAAP Financial Measures” in Item 7 of this report for a reconciliation of return on average shareholders’ equity to adjusted return on average capital.

(7)	Refer to the section titled “Financial Resources and Liquidity” in Item 7 of this report for a reconciliation of net cash provided by operating activities to free cash flow.

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

OVERVIEW

Ryder System, Inc. (Ryder) is a global leader in transportation and supply chain management solutions. Our business is divided into three business segments, which operate in highly competitive markets. Our customers select us based on numerous factors including service quality, price, technology, and service offerings. As an alternative to using our services, customers may choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors. Our customer base includes enterprises operating in a variety of industries including automotive, food service, electronics, transportation, grocery, lumber and wood products, and home furnishing.

The Fleet Management Solutions (FMS) business segment is our largest segment providing full service leasing, contract maintenance, contract-related maintenance, and commercial rental of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K. FMS revenue and assets in 2010 were $3.40 billion and $5.94 billion, respectively, representing 66% of our consolidated revenue and 89% of consolidated assets.

The Supply Chain Solutions (SCS) business segment provides comprehensive supply chain consulting including distribution and transportation services throughout North America and Asia. SCS revenue in 2010 was $1.25 billion, representing 24% of our consolidated revenue.

The Dedicated Contract Carriage (DCC) business segment provides vehicles and drivers as part of a dedicated transportation solution in the U.S. DCC revenue in 2010 was $483 million, representing 10% of our consolidated revenue.

In 2010, we had a very successful year. In what continues to be an uneven, slow economic recovery, we achieved revenue growth and very good earnings leverage, including a 38% increase in net earnings from continuing operations and a 24% increase in comparable earnings from continuing operations. Our steady progress throughout the year, culminating in a particularly strong fourth quarter, enabled Ryder to deliver an increase in total shareholder value. In Fleet Management Solutions, our commercial rental performance improved because of better pricing due to rising demand in the overall marketplace. Used vehicle sales results improved because of better pricing stemming from a lower supply of vehicles for sale in the marketplace and higher demand. Our full service lease product line continued to improve in miles driven per vehicle; however, customers remain cautious on entering long-term leases. Our Supply Chain solutions business delivered solid margins with particularly strong results from our high-tech and automotive accounts. Our solid balance sheet and strong cash flow enabled us to announce several strategic acquisitions which will help grow and expand capabilities in all three business segments. Additionally, our financial strength enabled us to continue repurchasing shares under the previously announced stock buyback programs and increase our annual dividend.

Total revenue was $5.14 billion, up 5% from $4.89 billion in 2009. Operating revenue (total revenue less FMS fuel and subcontracted transportation) was $4.16 billion in 2010, up 2%. Operating revenue increased primarily due to higher commercial rental revenue and favorable movements in foreign exchange rates partially offset by lower full service lease revenue.

Earnings from continuing operations increased to $125 million in 2010 from $90 million in 2009 and earnings per diluted common share from continuing operations increased to $2.37 from $1.62 in 2009. Earnings from continuing operations included certain items we do not consider indicative of our ongoing operations and have been excluded from our comparable earnings measure. The following discussion provides

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

a summary of the 2010 and 2009 special items which are discussed in more detail throughout our MD&A and within the Notes to Consolidated Financial Statements:

	Continuing Operations
	Earnings Before		Diluted Earnings
	Income Taxes	Earnings	per Share
	(Dollars in thousands,
	except per share amounts)

2010
Earnings/EPS from continuing operations	$186,305	$124,608	$2.37
• Tax benefit associated with settlement of prior tax year’s audits and the expiration of a statute of limitation	—	(10,771)	(0.21)
• Gain on sale of an international asset previously impaired(1)	(946)	(946)	(0.02)
• Acquisition costs(1)	4,097	4,097	0.08

Comparable earnings from continuing operations	$189,456	$116,988	$2.22

2009
Earnings/EPS from continuing operations	$143,769	$90,117	$1.62
• Restructuring and other charges	6,406	4,176	0.08
• Benefit associated with the reversal of reserves for uncertain tax positions due to the expiration of statutes of limitation in various jurisdictions	—	(2,239)	(0.04)
• Benefit from a tax law change in Ontario, Canada	—	(4,100)	(0.07)
• Charges related to impairment of international asset(1)	6,676	6,676	0.12

Comparable earnings from continuing operations	$156,851	$94,630	$1.70

(1)	Refer to Note 26, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements.

Excluding the special items listed above, comparable earnings from continuing operations increased 24% to $117 million in 2010. Comparable earnings per diluted common share from continuing operations increased 31% to $2.22 in 2010. Results reflect higher earnings in our FMS and SCS business segments. The FMS earnings increase was driven by improved global commercial rental performance and used vehicle sales results. This increase was partially offset by lower full service lease performance resulting from higher maintenance costs on a relatively older fleet and the cumulative impact of customer fleet downsizings. SCS earnings increased due to improved operating performance, particularly in high-tech accounts and higher automotive volumes partially offset by higher compensation costs.

Free cash flow was $258 million in 2010 compared to $614 million in 2009. The decline was driven by higher capital expenditures. With our stronger earnings and positive cash flows, we repurchased a total of 3 million shares of common stock in 2010 for $123 million and made voluntary pension contributions of approximately $50 million. We also increased our annual dividend by 8% to $1.08 per share of common stock. In addition, during 2010 we paid $205 million to acquire Total Logistic Control.

Capital expenditures increased 78% to $1.09 billion in 2010 and reflects increased commercial rental spending to refresh and grow the fleet. Our debt balances increased 10% to $2.75 billion at December 31, 2010 due to acquisitions and higher vehicle capital spending levels. Our debt to equity ratio increased to 196% from 175% in 2009. Our total obligations (including off-balance sheet debt) to equity ratio also increased to 203% from 183% in 2009.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

2011 Outlook

We enter 2011 very well positioned to profitably grow the business. For 2011, we expect to see the continuation of many of the same positive trends we experienced in 2010. We plan to benefit from productivity initiatives and operational efficiencies in our FMS business. This benefit will be partially offset by higher maintenance costs as our fleet continues to age. Earnings per share growth is expected from continued improvement in commercial rental performance, the impact of acquisitions, continued strong used vehicle sales results and the benefit of 2010 stock repurchases.

Total revenue for the full-year 2011 is forecast to be $5.73 billion, which is an increase of 12% compared with 2010. In FMS, contractual leasing and maintenance revenue is expected to increase 2%. Commercial rental revenue is forecast to grow by 19%, driven by strong demand and higher pricing. Total SCS revenue is forecast to increase by 25% reflecting the impact of acquisitions. Total DCC revenue is expected to increase by 14% reflecting the impact of the Scully acquisition. See Note 3, “Acquisitions,” in the Notes to Consolidated Financial Statements for further discussion.

ITEMS AFFECTING COMPARABILITY BETWEEN PERIODS

Accounting Changes

See Note 2, “Accounting Changes,” for a discussion of the impact of changes in accounting standards.

ACQUISITIONS

On December 31, 2010, we acquired Total Logistic Control (TLC), which is a leading provider of comprehensive supply chain solutions to food, beverage, and consumer packaged goods (CPG) manufacturers in the U.S. TLC provides customers a broad suite of end-to-end services, including distribution management, contract packaging services and solutions engineering. This acquisition will enhance our SCS capabilities and growth prospects in the areas of packaging and warehousing, including temperature-controlled facilities.

We completed four FMS acquisitions from 2008 to 2009, under which we acquired a company’s fleet and contractual customers. The FMS acquisitions operate under Ryder’s name and complement our existing market coverage and service network. The results of these acquisitions have been included in our consolidated results since the dates of acquisition.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

FULL YEAR CONSOLIDATED RESULTS

	Years ended December 31			Change
				2010/	2009/
	2010	2009	2008	2009	2008
	(Dollars in thousands)

Earnings from continuing operations before income taxes	$186,305	143,769	409,288	30%	(65)%
Provision for income taxes	61,697	53,652	151,709	15	(65)

Earnings from continuing operations	124,608	90,117	257,579	38	(65)
Loss from discontinued operations, net of tax	(6,438)	(28,172)	(57,698)	NM	NM

Net earnings	$118,170	61,945	199,881	91%	(69)%

Earnings (loss) per common share — Diluted
Continuing operations	$ 2.37	1.62	4.51	46%	(64)%
Discontinued operations	(0.12)	(0.51)	(1.01)	NM	NM

Net earnings	$ 2.25	1.11	3.50	103%	(68)%

Weighted-average shares outstanding — Diluted	51,884	55,094	56,539	(6)%	(3)%

Earnings from continuing operations before income taxes (NBT) increased 30% in 2010 to $186 million. Excluding restructuring and other items, comparable NBT increased 21% in 2010 to $189 million, and comparable earnings from continuing operations increased 24% to $117 million. The increase in comparable NBT and earnings from continuing operations reflects the impact of stronger results in our FMS and SCS business segments. FMS earnings increased due to improved global commercial rental performance and used vehicle sales results. This increase was partially offset by lower full service lease performance reflecting higher maintenance costs on a relatively older fleet and the cumulative impact of customer fleet downsizing. SCS earnings increased due to improved high-tech and global automotive industry volumes partially offset by higher compensation costs. Net earnings increased 91% in 2010 to $118 million or $2.25 per diluted common share. Net earnings in 2010 included losses from discontinued operations for SCS South America and Europe of $6 million or $0.12 per diluted common share. Earnings per share growth in 2010 exceeded the net earnings growth reflecting the impact of share repurchase programs.

NBT decreased 65% in 2009 to $144 million. Excluding restructuring and other items, comparable NBT declined 64% in 2009 to $157 million, and comparable earnings from continuing operations declined 65% to $95 million. The decrease in comparable NBT and earnings from continuing operations reflected significantly lower earnings in our FMS business segment because of a decline in commercial rental, full service lease and used vehicle sales as well as higher pension expense. NBT was also negatively impacted by lower global SCS automotive industry volumes. Net earnings decreased 69% in 2009 to $62 million or $1.11 per diluted common share. Net earnings in 2009 included losses from discontinued operations for SCS South America and Europe of $28 million or $0.51 per diluted common share.

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

	Years ended December 31			Change
				2010/	2009/
	2010	2009	2008	2009	2008
	(Dollars in thousands)

Revenue:
Fleet Management Solutions	$3,712,153	3,567,836	4,454,251	4%	(20)%
Supply Chain Solutions	1,252,251	1,139,911	1,429,632	10	(20)
Dedicated Contract Carriage	482,583	470,956	547,751	2	(14)
Eliminations	(310,552)	(291,449)	(432,593)	(7)	33

Total	$5,136,435	4,887,254	5,999,041	5%	(19)%

Operating revenue(1)	$4,158,239	4,062,512	4,590,080	2%	(11)%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our businesses and as a measure of sales activity. FMS fuel services revenue net of related intersegment billings, which is directly impacted by fluctuations in market fuel prices, is excluded from the operating revenue computation as fuel is largely a pass-through to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. Subcontracted transportation revenue in our SCS and DCC business segments is excluded from the operating revenue computation as subcontracted transportation is largely a pass-through to our customers and we realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Refer to the section titled “Non-GAAP Financial Measures” for a reconciliation of total revenue to operating revenue.

Total revenue increased 5% to $5.14 billion in 2010 primarily due to higher fuel services revenue, operating revenue and subcontracted transportation. Operating revenue increased 2% to $4.16 billion in 2010 primarily due to higher commercial rental revenue and favorable movements in foreign exchange rates partially offset by lower full service lease revenue. Total and operating revenue in 2010 included a favorable foreign exchange impact of 0.9% due primarily to the strengthening of the Canadian dollar.

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

Our FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to our SCS and DCC segments. Eliminations relate to inter-segment sales that are accounted for at rates similar to those executed with third parties. The increase in eliminations in 2010 reflects primarily the pass-through of higher average fuel costs. The decrease in eliminations in 2009 reflects primarily the pass-through of lower average fuel costs.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

	Years ended December 31			Change
				2010/	2009/
	2010	2009	2008	2009	2008
	(Dollars in thousands)

Operating expense (exclusive of items shown separately)	$2,441,924	2,229,539	2,959,518	10%	(25)%
Percentage of revenue	48%	46%	49%

Operating expense and operating expense as a percentage of revenue increased in 2010 primarily as a result of higher fuel costs and higher maintenance costs. The increase in fuel costs was driven by an increase in average U.S. fuel prices on lower fuel volumes. Fuel costs are largely a pass-through to customers for which we realize minimal changes in profitability during periods of steady market fuel prices. The growth in maintenance costs reflects the impact of an aging global fleet.

Operating expense decreased 25% to $2.23 billion in 2009 as a result of lower fuel costs. The decrease in fuel costs was due to lower average market prices and lower fuel volumes. The decrease was partially offset by higher maintenance costs and safety and insurance costs. The growth in safety and insurance costs reflects less favorable development in self-insured loss reserves. During 2010, 2009 and 2008, we recorded a (charge) benefit of $(3) million, $1 million, and $23 million, respectively, from development in estimated prior years’ self-insured loss reserves.

	Years ended December 31			Change
				2010/	2009/
	2010	2009	2008	2009	2008
	(Dollars in thousands)

Salaries and employee-related costs	$1,255,659	1,233,243	1,345,216	2%	(8)%
Percentage of revenue	24%	25%	22%
Percentage of operating revenue	30%	30%	29%

Salaries and employee-related costs increased 2% to $1.26 billion in 2010 primarily due to higher incentive-based compensation, unfavorable changes in foreign currency exchange rates and higher driver costs, partially offset by lower retirement plans expense. Average headcount, excluding discontinued operations, increased 1% in 2010. The number of employees at December 31, 2010 increased to approximately 25,900 compared to 22,900 (excluding those from discontinued operations) at December 31, 2009. The higher headcount was primarily due to the acquisition of TLC at the end of the year.

Pension expense totaled $42 million in 2010 compared to $66 million in 2009. The decrease in pension expense reflects reduced amortization of actuarial losses attributed to higher than expected return on pension assets in 2009 and the favorable impact from voluntary pension contributions made in the fourth quarter of 2009. We expect 2011 pension expense to decrease approximately $9 million primarily because of reduced amortization of actuarial losses attributed to higher than expected return on plan assets in 2010. Our 2011 pension expense estimates are subject to change based upon the completion of the actuarial analysis for all pension plans. See the section titled “Critical Accounting Estimates — Pension Plans” for further discussion on pension accounting estimates.

Salaries and employee-related costs decreased 8% to $1.23 billion in 2009 primarily due to lower headcount, favorable foreign exchange rate changes and lower incentive-based compensation and commissions partially offset by higher pension expense and the impact of acquisitions. Average headcount decreased 9% in 2009 compared with 2008. Pension expense increased by $65 million as a result of significant negative pension asset returns in 2008.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

	Years ended December 31			Change
				2010/	2009/
	2010	2009	2008	2009	2008
	(Dollars in thousands)

Subcontracted transportation	$261,325	198,860	233,106	31%	(15)%
Percentage of revenue	5%	4%	4%

Subcontracted transportation expense represents freight management costs on logistics contracts for which we purchase transportation from third parties. Subcontracted transportation expense is directly impacted by whether we are acting as an agent or principal in our transportation management contracts. To the extent that we are acting as a principal, revenue is reported on a gross basis and carriage costs to third parties are recorded as subcontracted transportation expense. Subcontracted transportation expense increased 31% to $261 million in 2010 as a result of increased freight volumes particularly in the automotive industry.

Subcontracted transportation expense decreased 15% to $199 million in 2009 as a result of decreased freight volumes.

	Years ended December 31			Change
				2010/	2009/
	2010	2009	2008	2009	2008
	(Dollars in thousands)

Depreciation expense	$833,841	881,216	836,149	(5)%	5%
Gains on vehicle sales, net	(28,727)	(12,292)	(39,020)	134	(68)
Equipment rental	63,228	65,828	78,292	(4)	(16)

Depreciation expense relates primarily to FMS revenue earning equipment. Depreciation expense decreased 5% to $834 million in 2010 because of a smaller fleet as well as decreased write-downs of $26 million in the carrying value of vehicles held for sale. The decline was also impacted by a prior year impairment charge on a Singapore facility. The decrease in depreciation expense was partially offset by higher average vehicle investments as well as changes in both residual values of certain classes of our revenue earning equipment effective January 1, 2010 and accelerated depreciation for select vehicles expected to be sold by 2011. Depreciation expense increased 5% to $881 million in 2009 because of increased write-downs of $24 million in the carrying value of vehicles held for sale, accelerated depreciation of $10 million on certain classes of vehicles expected to be held for sale through 2010, the impact of acquisitions, higher average vehicle investments and impairment charges on a Singapore facility, partially offset by the impact of foreign exchange rates and a lower number of owned vehicles.

We periodically review and adjust residual values, reserves for guaranteed lease termination values and useful lives of revenue earning equipment based on current and expected operating trends and projected realizable values. See the section titled “Critical Accounting Estimates — Depreciation and Residual Value Guarantees” for further discussion. While we believe that the carrying values and estimated sales proceeds for revenue earning equipment are appropriate, there can be no assurance that deterioration in economic conditions or adverse changes to expectations of future sales proceeds will not occur, resulting in lower gains or losses on sales. In 2010 and 2009, we accelerated depreciation on certain classes of vehicles expected to be sold through 2011. The impact of this change increased depreciation by $5 million and $10 million in 2010 and 2009, respectively. At the end of each year, we complete our annual depreciation review of the residual values and useful lives of our revenue earning equipment. Our annual review is established with a long-term view considering historical market price changes, current and expected future market price trends, expected life of vehicles and extent of alternative uses. Based on the results of the 2008 review, the adjustment to depreciation was not significant for 2009. Based on the results of our 2009 analysis, we adjusted the residual values of certain classes of our revenue earning equipment effective January 1, 2010. The residual value changes decreased pre-tax earnings for 2010 by approximately $14 million compared with 2009. Based on the results of the 2010 review, we adjusted the residual values and useful lives of certain classes of revenue

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

earning equipment effective January 1, 2011. The changes will increase pre-tax earnings by approximately $5 million compared with 2010.

Gains on vehicle sales, net increased 134% to $29 million in 2010 due to higher average pricing on vehicles sold. Gains on vehicle sales, net decreased 68% to $12 million in 2009 due to lower average pricing on vehicles sold primarily in our used truck class.

Equipment rental consists primarily of rent expense for FMS revenue earning equipment under lease by us as lessee. Equipment rental decreased 4% to $63 million in 2010 primarily due to a lower number of leased vehicles partially offset by higher rental costs associated with investments in material handling equipment to support our SCS operations. Equipment rental decreased 16% to $66 million in 2009 because of a reduction in the average number of vehicles leased from third parties.

	Years ended December 31			Change
				2010/	2009/
	2010	2009	2008	2009	2008
	(Dollars in thousands)

Interest expense	$129,994	144,342	152,448	(10)%	(5)%
Effective interest rate	5.2%	5.4%	5.3%

Interest expense decreased 10% to $130 million in 2010 because of lower average debt balances and a lower effective interest rate. Interest expense decreased 5% to $144 million in 2009 because of lower average debt balances partially offset by a higher effective interest rate. A hypothetical 10 basis point change in short-term market interest rates would change annual pre-tax earnings by $0.7 million.

	Years ended December 31
	2010	2009	2008
	(In thousands)

Miscellaneous (income) expense, net	$(7,114)	(3,657)	2,564

Miscellaneous (income) expense, net consists of investment (income) losses on securities held to fund certain benefit plans, interest income, (gains) losses from sales of property, foreign currency transaction (gains) losses, and non-operating items. Miscellaneous (income) expense, net improved $3 million in 2010 primarily due to gains from sales of property and a life insurance recovery partially offset by lower income on investment securities. Miscellaneous (income) expense, net improved $6 million in 2009 due to better market performance of our investment securities partially offset by lower foreign currency transaction gains in 2009.

	Years ended December 31
	2010	2009	2008
	(In thousands)

Restructuring and other charges, net	$ —	6,406	21,480

See Note 5, “Restructuring and Other Charges,” in the Notes to Consolidated Financial Statements for further discussion around the charges related to these actions.

	Years ended December 31			Change
				2010/	2009/
	2010	2009	2008	2009	2008
	(Dollars in thousands)

Provision for income taxes	$61,697	53,652	151,709	15%	(65)%
Effective tax rate from continuing operations	33.1%	37.3%	37.1%

The 2010 effective income tax rate benefited from the favorable settlement of domestic tax audits in 2010 and the reversal of reserves for uncertain tax positions due to the expiration of a statute of limitation. In the aggregate, these items reduced the effective rate by 5.7% of pre-tax earnings from continuing operations. The 2009 effective income tax rate benefited from enacted tax law changes in Ontario, Canada, the favorable settlement of a foreign tax audit and reversal of reserves for uncertain tax positions for which the statute of limitation in various jurisdictions had expired. In the aggregate, these items reduced the effective rate by 6.5%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

of pre-tax earnings. The benefits in 2009 were partially offset by the impact of non-deductible expenses on lower pre-tax earnings from continuing operations. The 2008 effective income tax rate benefited from enacted tax law changes in Massachusetts and the reversal of reserves for uncertain tax positions, for which the statute of limitation in various jurisdictions had expired which, in the aggregate, totaled 3.3% of pre-tax earnings. The benefits in 2008 were partially offset by the adverse impact of non-deductible restructuring and other charges.

On December 17, 2010 and September 27, 2010, the U.S. enacted the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act, and the Small Business Job Act of 2010, respectively. These Acts expanded and extended bonus depreciation to qualified property placed in service during 2010 through 2012. The impact of these changes is expected to result in a net operating loss carryforward in 2011. In addition, these changes are expected to significantly reduce our U.S. federal tax payments through 2013.

	Years ended December 31
	2010	2009	2008
	(In thousands)

Loss from discontinued operations, net of tax	$(6,438)	(28,172)	(57,698)

Pre-tax loss from discontinued operations in 2010 primarily included exit costs related to a leased facility and adverse legal developments. Pre-tax loss from discontinued operations in 2009 and 2008 included operating losses of $11 million and $12 million, respectively. During 2009 and 2008, we also incurred $17 million and $47 million, respectively, of pre-tax restructuring and other charges (primarily exit-related) related to discontinued operations. See Note 4, “Discontinued Operations,” in the Notes to Consolidated Financial Statements for additional information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

FULL YEAR OPERATING RESULTS BY BUSINESS SEGMENT

	Years ended December 31			Change
				2010/	2009/
	2010	2009	2008	2009	2008
	(Dollars in thousands)

Revenue:
Fleet Management Solutions	$3,712,153	3,567,836	4,454,251	4%	(20)%
Supply Chain Solutions	1,252,251	1,139,911	1,429,632	10	(20)
Dedicated Contract Carriage	482,583	470,956	547,751	2	(14)
Eliminations	(310,552)	(291,449)	(432,593)	(7)	33

Total	$5,136,435	4,887,254	5,999,041	5%	(19)%

Operating Revenue:
Fleet Management Solutions	$2,846,532	2,817,733	3,038,923	1%	(7)%
Supply Chain Solutions	1,004,962	955,409	1,207,523	5	(21)
Dedicated Contract Carriage	468,547	456,598	536,754	3	(15)
Eliminations	(161,802)	(167,228)	(193,120)	3	13

Total	$4,158,239	4,062,512	4,590,080	2%	(11)%

NBT:
Fleet Management Solutions	$ 172,185	140,400	395,909	23%	(65)%
Supply Chain Solutions	47,111	35,700	56,953	32	(37)
Dedicated Contract Carriage	30,966	37,643	49,628	(18)	(24)
Eliminations	(19,275)	(21,058)	(31,803)	8	34

	230,987	192,685	470,687	20	(59)
Unallocated Central Support Services	(41,531)	(35,834)	(38,302)	(16)	6
Restructuring and other charges, net and other items(1)	(3,151)	(13,082)	(23,097)	NM	NM

Earnings from continuing operations before income taxes	$ 186,305	143,769	409,288	30%	(65)%

(1)	See Note 5, “Restructuring and Other Charges” and Note 26, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements for a discussion of items excluded from our segment measure of profitability.

As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Net Before Taxes” (NBT) from continuing operations, which includes an allocation of CSS and excludes restructuring and other charges, net and other items we do not believe are representative of the ongoing operations of the segment.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The following table provides a reconciliation of items excluded from our segment NBT measure to their classification within our Consolidated Statements of Earnings:

	Consolidated
	Statements of Earnings	Years ended December 31
Description	Line Item(1)	2010	2009	2008
		(In thousands)

Severance and employee-related costs(2)	Restructuring	$—	(2,206)	(11,209)
Contract termination costs(2)	Restructuring	—	—	(29)
Early retirement of debt(2)	Restructuring	—	(4,178)	—
Asset impairments(2)	Restructuring	—	(22)	(10,242)

Restructuring and other charges, net		—	(6,406)	(21,480)
International asset impairment(3)	Depreciation expense	—	(6,676)	(1,617)
Gain on sale of property(3)	Miscellaneous income	946	—	—
Acquisition costs(3)	Operating expense	(4,097)	—	—

Restructuring and other charges, net and other items		$(3,151)	(13,082)	(23,097)

(1)	Restructuring refers to the “Restructuring and other charges, net;” and Miscellaneous income refers to “Miscellaneous (income) expense, net” on our Consolidated Statements of Earnings.

(2)	See Note 5, “Restructuring and Other Charges,” in the Notes to Consolidated Financial Statements for additional information.

(3)	See Note 26, “Other Items Impacting Comparability” in the Notes to Consolidated Financial Statements for additional information.

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

The following table sets forth equipment contribution included in NBT for our SCS and DCC segments:

	Years ended December 31
	2010	2009	2008
	(In thousands)

Equipment Contribution:
Supply Chain Solutions	$8,426	9,461	16,701
Dedicated Contract Carriage	10,849	11,597	15,102

Total	$19,275	21,058	31,803

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Fleet Management Solutions

	Years ended December 31			Change
				2010/		2009/
	2010	2009	2008	2009		2008
	(Dollars in thousands)

Full service lease	$1,934,346	1,989,676	2,041,513	(3)%		(3)%
Contract maintenance	158,784	167,182	168,157	(5)		(1)

Contractual revenue	2,093,130	2,156,858	2,209,670	(3)		(2)
Contract-related maintenance	160,871	163,306	193,856	(1)		(16)
Commercial rental	525,083	431,058	557,491	22		(23)
Other	67,448	66,511	77,906	1		(15)

Operating revenue(1)	2,846,532	2,817,733	3,038,923	1		(7)
Fuel services revenue	865,621	750,103	1,415,328	15		(47)

Total revenue	$3,712,153	3,567,836	4,454,251	4%		(20)%

Segment NBT	$ 172,185	140,400	395,909	23%		(65)%

Segment NBT as a % of total revenue	4.6%	3.9%	8.9%	70	bps	(500	) bps

Segment NBT as a % of operating revenue(1)	6.0%	5.0%	13.0%	100	bps	(800	) bps

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our FMS business segment and as a measure of sales activity. Fuel services revenue, which is directly impacted by fluctuations in market fuel prices, is excluded from our operating revenue computation as fuel is largely a pass-through to customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs.

2010 versus 2009

Total revenue increased 4% in 2010 to $3.71 billion due primarily to higher fuel services revenue. Fuel services revenue increased 15% in 2010 due to higher fuel cost pass-throughs. Operating revenue increased 1% in 2010 to $2.85 billion reflecting higher commercial rental revenue partially offset by lower contractual revenue. Total and operating revenue in 2010 also included a favorable foreign exchange impact of 0.6%.

Full service lease revenue declined 3% and contract maintenance revenue declined 5% as a result of the cumulative impact of customer fleet downsizings. However, the level of downsizings decreased toward the latter half of the year. We expect favorable contractual revenue comparisons next year due to acquisitions as well as a reduction in customer fleet downsizings. Commercial rental revenue increased 22% in 2010 reflecting improving global market demand and higher pricing. The average global rental fleet increased 1% in 2010 in response to increased demand. Power fleet utilization increased to 76.1% in 2010. We expect favorable commercial rental comparisons next year driven by higher demand and higher pricing on a larger fleet.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The following table provides rental statistics on our global fleet:

	Years ended December 31			Change
				2010/		2009/
	2010	2009	2008	2009		2008
	(Dollars in thousands)

Non-lease customer rental revenue	$332,077	265,143	329,875	25%		(20)%

Lease customer rental revenue(1)	$193,006	165,915	227,616	16%		(27)%

Average commercial rental power fleet size — in service (2),(3)	23,800	23,000	25,800	3%		(11)%

Commercial rental utilization — power fleet	76.1%	68.0%	71.4%	810	bps	(340)	bps

(1)	Lease customer rental revenue is revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.

(2)	Number of units rounded to nearest hundred and calculated using average counts.

(3)	Fleet size excluding trailers.

FMS NBT increased 23% in 2010 to $172 million primarily due to better commercial rental performance, improved used vehicle sales results, and lower retirement plans expense. These items were partially offset by lower full service lease results and, to a lesser extent, higher compensation and depreciation expense. Commercial rental performance improved as a result of increased market demand and higher pricing. Used vehicle sales results were positively impacted by higher pricing and a lower average inventory level. Retirement plan costs decreased $20 million because of improved performance in the overall stock market in 2009 which impacted 2010 pension expense. Full service lease performance was adversely impacted by increased maintenance costs on a relatively older fleet and the cumulative impact of customer fleet downsizing. Depreciation expense increased $10 million resulting from residual value changes and accelerated depreciation.

2009 versus 2008

Total revenue decreased 20% in 2009 to $3.57 billion due primarily to lower fuel services revenue. Fuel services revenue decreased 47% in 2009 because of lower average fuel prices as well as reduced gallons pumped. Operating revenue decreased 7% in 2009 to $2.82 billion reflecting declines in all product lines, especially commercial rental, in light of the deterioration in global economic conditions in 2009, partially offset by the benefit of acquisitions. Total and operating revenue in 2009 also included an unfavorable foreign exchange impact of 1.2% and 1.7%, respectively.

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

FMS NBT decreased 65% in 2009 to $140 million driven primarily by the economic slowdown and freight recession, which resulted in a decline in global commercial rental demand, lower full service lease performance and lower used vehicle sales results. Results in 2009 were also impacted by significantly higher pension expense. These items were partially offset by cost reduction initiatives, including workforce reductions implemented in early 2009. Commercial rental results were impacted by weak global demand which drove lower utilization and, to a lesser extent, reduced pricing on a smaller fleet. Full service lease results were adversely impacted by the protracted length and severity of the freight recession, which resulted in reduced customer demand for new leases and downsizing of customer fleets. Used vehicle sales results declined primarily due to weak market demand which drove lower pricing, as well as higher average inventory levels. Used vehicle inventory levels

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

improved during the second half of the year and finished the year 10% below the prior year. Pension expense significantly increased in 2009 because of poor performance in the overall stock market in 2008.

Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):

	December 31			Change
				2010/	2009/
	2010	2009	2008	2009	2008

End of period vehicle count
By type:
Trucks(1)	63,000	63,600	68,300	(1)%	(7)%
Tractors(2)	49,600	50,300	51,900	(1)	(3)
Trailers(3)	33,000	35,400	39,900	(7)	(11)
Other	3,100	3,100	3,300	—	(6)

Total	148,700	152,400	163,400	(2)%	(7)%

By ownership:
Owned	145,000	147,200	158,100	(1)%	(7)%
Leased	3,700	5,200	5,300	(29)	(2)

Total	148,700	152,400	163,400	(2)%	(7)%

By product line:
Full service lease	111,100	115,100	120,600	(3)%	(5)%
Commercial rental	29,700	27,400	32,300	8	(15)
Service vehicles and other	2,700	3,000	2,800	(10)	7

Active units	143,500	145,500	155,700	(1)	(7)
Held for sale	5,200	6,900	7,700	(25)	(10)

Total	148,700	152,400	163,400	(2)	(7)

Customer vehicles under contract maintenance	33,400	34,400	35,500	(3)%	(3)%

Average vehicle count
By product line:
Full service lease	112,500	118,800	118,100	(5)%	1%
Commercial rental	29,800	29,400	33,900	1	(13)
Service vehicles and other	2,600	2,900	3,300	(10)	(12)

Active units	144,900	151,100	155,300	(4)	(3)
Held for sale	5,800	8,400	6,200	(31)	35

Total	150,700	159,500	161,500	(6)	(1)

Customer vehicles under contract maintenance	33,700	35,200	33,900	(4)%	4%

(1)	Generally comprised of Class 1 through Class 6 type vehicles with a Gross Vehicle Weight (GVW) up to 26,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Classes 7 and 8 type vehicles with a GVW of over 26,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.

Note: Average vehicle counts were computed using 24-point average based on monthly information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The totals in the previous table include the following non-revenue earning equipment for the global fleet (number of units rounded to the nearest hundred):

	December 31			Change
				2010/	2009/
Number of Units	2010	2009	2008	2009	2008

Not yet earning revenue (NYE)	800	700	1,500	14%	(53)%
No longer earning revenue (NLE):
Units held for sale	5,200	6,900	7,700	(25)	(10)
Other NLE units	2,000	2,900	2,900	(31)	—

Total	8,000	10,500	12,100	(24)%	(13)%

NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. For 2010, the number of NYE units increased compared with prior year reflecting new lease sales and, to a lesser extent, the refresh and growth of the rental fleet. For 2009, the number of NYE units decreased reflecting lower new replacement lease activity. NLE units represent all vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. The number of NLE units decreased because of lower used vehicle inventory levels and higher rental utilization. For 2009, the number of NLE units decreased because of lower used vehicle inventory levels. We expect NLE levels in 2011 to be slightly higher due to increased levels of vehicle replacement activity from both our lease and rental fleets.

Supply Chain Solutions

	Years ended December 31			Change
				2010/		2009/
	2010	2009	2008	2009		2008
	(Dollars in thousands)

Operating revenue:
Automotive	$ 449,170	409,862	616,477	10%		(34)%
High-tech	220,494	209,852	229,923	5		(9)
Retail and CPG	177,797	167,097	167,874	6		—
Industrial and other	157,501	168,598	193,249	(7)		(13)

Total operating revenue(1)	1,004,962	955,409	1,207,523	5		(21)
Subcontracted transportation	247,289	184,502	222,109	34		(17)

Total revenue	$1,252,251	1,139,911	1,429,632	10%		(20)%

Segment NBT	$47,111	35,700	56,953	32%		(37)%

Segment NBT as a % of total revenue	3.8%	3.1%	4.0%	70	bps	(90	) bps

Segment NBT as a % of operating revenue(1)	4.7%	3.7%	4.7%	100	bps	(100	) bps

Memo: Fuel costs(2)	$ 78,806	64,915	136,400	21%		(52)%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our SCS business segment and as a measure of sales activity. Subcontracted transportation is excluded from our operating revenue computation as subcontracted transportation is largely a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation.

(2)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

2010 versus 2009

Total revenue increased 10% in 2010 to $1.25 billion due to higher subcontracted transportation, higher operating revenue and favorable foreign exchange rate movements. Operating revenue increased 5% to $1.00 billion primarily due to higher freight volumes particularly in the automotive industry and favorable foreign exchange rate movements partially offset by prior year contract rationalizations. For 2010, SCS total revenue and operating revenue included a favorable foreign currency exchange impact of 2.3% and 2.1%, respectively. We expect favorable operating revenue comparisons next year due to the impact of the TLC acquisition, higher overall freight volumes and new business.

SCS NBT increased 32% in 2010 to $47 million primarily due to improved operating performance, particularly in high tech accounts and higher automotive production volumes partially offset by higher compensation costs.

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

SCS NBT decreased 37% in 2009 to $36 million primarily due to significantly reduced North American automotive volumes which decreased NBT by $19 million, including costs incurred upon the termination of certain automotive operations. During the second quarter of 2009, several of our automotive customers filed for bankruptcy. We did not realize any losses on our pre-petition accounts receivable with any of these customers.

Dedicated Contract Carriage

	Years ended December 31			Change
				2010/		2009/
	2010	2009	2008	2009		2008
	(Dollars in thousands)

Operating revenue(1)	$468,547	456,598	536,754	3%		(15)%
Subcontracted transportation	14,036	14,358	10,997	(2)		31

Total revenue	$482,583	470,956	547,751	2%		(14)%

Segment NBT	$30,966	37,643	49,628	(18)%		(24)%

Segment NBT as a % of total revenue	6.4%	8.0%	9.1%	(160	) bps	(110	) bps

Segment NBT as a % of operating revenue(1)	6.6%	8.2%	9.2%	(160	) bps	(100	) bps

Memo: Fuel costs(2)	$83,928	69,858	123,003	20%		(43)%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our DCC business segment and as a measure of sales activity. Subcontracted transportation is excluded from our operating revenue computation as subcontracted transportation is largely a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation.

(2)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.

2010 versus 2009

Total revenue increased 2% in 2010 to $483 million and operating revenue increased 3% in 2010 to $469 million due to higher fuel cost pass-throughs. We expect favorable operating revenue comparisons next

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

year because of the announced Scully acquisition which closed on January 28, 2011. See Note 3, “Acquisitions,” in the Notes to Consolidated Financial Statements for additional information.

DCC NBT decreased 18% in 2010 to $31 million primarily due to investments associated with new technology initiatives, higher compensation costs, increased self-insurance costs from unfavorable development related to prior year claims, and lower operating performance caused by increased driver costs.

2009 versus 2008

Total revenue declined 14% in 2009 to $471 million and operating revenue declined 15% in 2009 to $457 million as a result of lower fuel cost pass-throughs, lower freight volumes and non-renewal of customer contracts.

DCC NBT decreased 24% in 2009 to $38 million as a result of lower revenue, and to a lesser extent, increased self-insurance costs. The increase in self-insurance costs reflected less favorable development in estimated prior years’ self-insured loss reserves.

Central Support Services

	Years ended December 31			Change
				2010/	2009/
	2010	2009	2008	2009	2008
	(Dollars in thousands)

Human resources	$ 15,504	14,707	15,943	5%	(8)%
Finance	53,409	51,353	55,835	4	(8)
Corporate services and public affairs	11,440	11,556	13,117	(1)	(12)
Information technology	56,873	52,826	57,538	8	(8)
Health and safety	6,690	6,673	7,754	—	(14)
Other	39,794	30,450	34,847	31	(13)

Total CSS	183,710	167,565	185,034	10	(9)
Allocation of CSS to business segments	(142,179)	(131,731)	(146,732)	(8)	10

Unallocated CSS	$ 41,531	35,834	38,302	16%	(6)%

2010 versus 2009

Total CSS costs increased 10% in 2010 to $184 million primarily due to increased compensation costs, information technology investments and professional service fees related to strategic initiatives. Unallocated CSS costs increased due to higher compensation costs.

2009 versus 2008

Total CSS costs decreased 9% in 2009 to $168 million reflecting lower spending across all functional areas as a result of cost reduction actions implemented in early 2009 and lower incentive-based compensation. These items were partially offset by higher professional service fees on cost savings initiatives. Unallocated CSS costs decreased 6% in 2009 to $36 million primarily due to lower incentive-based compensation offset slightly by higher spending on cost savings initiatives.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

FOURTH QUARTER CONSOLIDATED RESULTS

	Three months ended
	December 31,		Change
	2010	2009	2010/ 2009
	(Dollars and shares in thousands,
	except per share amounts)

Total revenue	$1,313,426	1,246,968	5%

Operating revenue	$1,061,939	1,019,822	4%

Earnings from continuing operations before income taxes	$ 49,608	31,800	56%
Provision for income taxes	8,146	8,130	—

Earnings from continuing operations	41,462	23,670	75
Loss from discontinued operations, net of tax	(4,341)	(15,422)	(72)

Net earnings	$ 37,121	8,248	350%

Earnings (loss) per common share — Diluted
Continuing operations	$ 0.80	0.43	86%
Discontinued operations	(0.08)	(0.28)	(71)

Net earnings	$ 0.72	0.15	380%

Weighted-average shares outstanding — Diluted	51,040	54,235	(6)%

Total revenue increased 5% in the fourth quarter of 2010 to $1.31 billion primarily due to higher operating revenue in all our business segments and higher fuel services revenue. Operating revenue increased 4% in the fourth quarter of 2010 to $1.06 billion primarily due to higher commercial rental revenue, and to a lesser extent, improved SCS high-tech and automotive volumes. The increase in revenue was partially offset by lower full service lease revenue. Total revenue and operating revenue in the fourth quarter of 2010 included a favorable foreign exchange impact of 0.4% and 0.3%, respectively.

Earnings from continuing operations before income taxes (NBT) increased 56% in the fourth quarter of 2010 to $50 million which reflects significantly higher earnings in our FMS business segment driven by better commercial rental performance and improved used vehicle results. The higher earnings were partially offset by lower full service lease performance resulting from higher maintenance costs due to fleet aging and the cumulative impact of customer fleet reductions. Fourth quarter 2010 results also included a $1.5 million pension settlement charge, allocated between the FMS and SCS business segments.

Earnings from continuing operations in the fourth quarter of 2010 included a net benefit of $8 million or $0.15 per diluted common share related to certain tax benefits, partially offset by restructuring and other items. The tax benefits related to a favorable settlement of prior tax year’s audits and the expiration of a statute of limitation. Restructuring and other items related to costs incurred on the TLC acquisition and were partially offset by a gain on sale of an international supply chain facility. Earnings from continuing operations in the fourth quarter of 2009 included a net benefit of $1 million or $0.02 per diluted common share related primarily to changes in Canadian income tax laws partially offset by an impairment charge related to the facility sold in 2010.

Earnings per share growth in the fourth quarter of 2010 exceeded the net earnings growth reflecting the impact of share repurchase programs.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

In 2009, we discontinued SCS operations in South America and Europe. Accordingly, results of these operations are reported as discontinued operations for all periods presented. Pre-tax losses from discontinued operations totaled $5 million ($4 million after-tax or $0.08 per diluted share) for the three months ended December 31, 2010, compared with a loss of $15 million ($15 million after-tax or $0.28 per diluted share) in the year-earlier period. Results of discontinued operations for 2010 included a loss on a lease facility, which we no longer operate, and losses related to adverse legal developments. Results of discontinued operations for the fourth quarter of 2009 included accumulated foreign currency translation losses associated with the substantial liquidation of investments in certain discontinued operations.

FOURTH QUARTER OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended December 31,		Change
	2010	2009	2010/2009
	(Dollars in thousands)

Revenue:
Fleet Management Solutions	$ 948,060	900,219	5%
Supply Chain Solutions	325,094	302,085	8
Dedicated Contract Carriage	121,825	119,267	2
Eliminations	(81,553)	(74,603)	(9)

Total	$1,313,426	1,246,968	5%

Operating Revenue:
Fleet Management Solutions	$ 726,254	699,452	4%
Supply Chain Solutions	258,309	247,596	4
Dedicated Contract Carriage	119,257	113,444	5
Eliminations	(41,881)	(40,670)	(3)

Total	$1,061,939	1,019,822	4%

NBT:
Fleet Management Solutions	$ 49,498	31,946	55%
Supply Chain Solutions	12,327	11,739	5
Dedicated Contract Carriage	6,529	6,922	(6)
Eliminations	(4,770)	(4,883)	2

	63,584	45,724	39
Unallocated Central Support Services	(10,825)	(11,253)	4
Restructuring and other charges, net and other items	(3,151)	(2,671)	NM

Earnings from continuing operations before income taxes	$ 49,608	31,800	56%

Fleet Management Solutions

Total revenue increased 5% to $948 million in the fourth quarter of 2010 reflecting higher operating revenue and fuel services revenue. Operating revenue increased 4% to $726 million in the fourth quarter of 2010 because of higher commercial rental revenue reflecting strong global market demand and higher pricing. The increase in operating revenue was partially offset by lower contractual revenue reflecting the cumulative impact of customer fleet downsizings.

FMS NBT increased 55% to $49 million in the fourth quarter of 2010 reflecting significantly better commercial rental performance, improved used vehicle sales results and lower retirement plans expense. These

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

items were partially offset by lower full service lease results, higher compensation costs and investments in sales and information technology investments.

Supply Chain Solutions

Total revenue increased 8% to $325 million in the fourth quarter of 2010 and operating revenue increased 4% to $258 million in the fourth quarter of 2010. Both total revenue and operating revenue increased primarily due to improved high-tech and automotive volumes and new business.

SCS NBT increased 5% to $12 million in the fourth quarter of 2010 because of better operating performance particularly in high-tech accounts partially offset by higher compensation costs and a pension settlement charge of $1 million.

Dedicated Contract Carriage

Total revenue increased 2% to $122 million in the fourth quarter of 2010 and operating revenue increased 5% to $119 million in the fourth quarter of 2010. Both total revenue and operating revenue increased due to the pass-through of higher fuel costs and net new business.

DCC NBT decreased 6% to $7 million in the fourth quarter of 2010 because of lower operating performance reflecting increased driver costs.

Central Support Services

Unallocated CSS costs decreased 4% to $11 million in the fourth quarter of 2010 because of lower professional fees partially offset by higher compensation costs.

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows

The following is a summary of our cash flows from operating, financing and investing activities from continuing operations:

	Years ended December 31
	2010	2009	2008
	(In thousands)

Net cash provided by (used in):
Operating activities	$1,028,034	984,956	1,248,169
Financing activities	78,166	(542,016)	(148,152)
Investing activities	(982,464)	(448,610)	(1,103,468)
Effect of exchange rate changes on cash	1,723	1,794	1,408

Net change in cash and cash equivalents	$125,459	(3,876)	(2,043)

Cash provided by operating activities from continuing operations increased to $1.03 billion in 2010 compared with $985 million in 2009 because of reduced working capital needs primarily from lower pension contributions and compensation-related payments, partially offset by lower cash based earnings. Cash provided by financing activities increased to $78 million in 2010 from cash used in financing activities of $542 million in 2009 reflecting higher borrowing needs to fund capital spending, including acquisitions. Cash used in investing activities increased to $982 million in 2010 compared with $449 million in 2009 primarily due to higher vehicle capital spending and acquisition-related payments in 2010.

Cash provided by operating activities from continuing operations decreased to $985 million in 2009 compared with $1.25 billion in 2008 because of lower cash-based earnings and higher pension contributions. Cash used in financing activities increased to $542 million in 2009 compared with $148 million in 2008

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

reflecting higher net debt repayments resulting from less borrowing needs to fund capital spending, including acquisitions. Cash used in investing activities decreased to $449 million in 2009 compared with $1.10 billion in 2008 primarily due to lower vehicle capital spending and acquisition-related payments in 2009.

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

The following table shows the sources of our free cash flow computation:

	Years ended December 31
	2010	2009	2008
	(In thousands)

Net cash provided by operating activities	$1,028,034	984,956	1,248,169
Sales of revenue earning equipment	220,843	211,002	257,679
Sales of operating property and equipment	13,844	4,634	3,727
Collections on direct finance leases	61,767	65,242	61,096
Other, net	3,178	209	395

Total cash generated	1,327,666	1,266,043	1,571,066
Purchases of property and revenue earning equipment	(1,070,092)	(651,953)	(1,230,401)

Free cash flow	$257,574	614,090	340,665

Free cash flow decreased to $258 million in 2010 compared with $614 million in 2009 primarily due to higher vehicle capital spending and lower cash-based earnings partially offset by lower pension contributions. Free cash flow increased to $614 million in 2009 compared with $341 million in 2008 as lower net capital expenditures were partially offset by lower cash-based earnings and higher pension contributions. We expect negative free cash flow in 2011 to be approximately $265 million reflecting higher capital expenditures.

Capital expenditures are generally used to purchase revenue earning equipment (trucks, tractors and trailers) within our FMS segment. These expenditures primarily support the full service lease product line and also the commercial rental product line. The level of capital required to support the full service lease product line varies directly with the customer contract signings for replacement vehicles and growth. These contracts are long-term agreements that result in predictable cash flows typically over a three to seven year term for trucks and tractors and ten years for trailers. The commercial rental product line utilizes capital for the purchase of vehicles to replenish and expand the fleet available for shorter-term use by contractual or occasional customers. Operating property and equipment expenditures primarily relate to FMS and SCS spending on items such as vehicle maintenance facilities and equipment, computer and telecommunications equipment, investments in technologies and warehouse facilities and equipment.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The following is a summary of capital expenditures:

	Years ended December 31
	2010	2009	2008
	(In thousands)

Revenue earning equipment:
Full service lease	$646,671	547,750	985,924
Commercial rental	378,678	7,436	171,128

	1,025,349	555,186	1,157,052
Operating property and equipment	62,302	56,216	108,284

Total capital expenditures(1)	1,087,651	611,402	1,265,336
Changes in accounts payable related to purchases of revenue earning equipment	(17,559)	40,551	(34,935)

Cash paid for purchases of property and revenue earning equipment	$1,070,092	651,953	1,230,401

(1)	Capital expenditures exclude non-cash additions of approximately $2 million and $1 million in 2009 and 2008, respectively, in assets held under capital leases resulting from the extension of existing operating leases and other additions.

Capital expenditures (accrual basis) increased 78% to $1.09 billion in 2010 primarily as a result of a planned increase in commercial rental spending to refresh and grow the fleet. Capital expenditures decreased 52% to $611 million in 2009 as a result of reduced full service lease vehicle spending due to lower new and replacement sales in the current global economic environment, as well as increased use of lease term extensions and used vehicle redeployments. Additionally, the decrease reflects planned minimal spending on transactional commercial rental vehicles. We expect capital expenditures to increase to $1.75 billion, as we make investments in both the lease and rental fleet. We expect to fund 2011 capital expenditures with both internally generated funds and additional financing.

Working Capital

	December 31
	2010	2009
	(Dollars in thousands)

Current assets	$1,023,301	$880,373
Current liabilities	1,131,519	850,274

Working capital	$(108,218)	$30,099

Our net working capital (current assets less current liabilities) was $(108) million at December 31, 2010 compared with $30 million at December 31, 2009. The decrease in net working capital was primarily due to an increase of $188 million in the current portion of long-term debt. Excluding the increase in short-term debt, other working capital components increased $49 million resulting from higher cash flows partially offset by higher accrued compensation.

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

Our debt ratings at December 31, 2010 were as follows:

	Short-term	Long-term	Outlook

Moody’s Investors Service	P2	Baa1	Stable (affirmed February 2011)
Standard & Poor’s Ratings Services	A2	BBB+	Stable (raised August 2010)
Fitch Ratings	F2	A−	Stable (affirmed March 2010)

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

We can borrow up to $875 million under a global revolving credit facility with a syndicate of thirteen lending institutions led by Bank of America N.A., Bank of Tokyo-Mitsubishi UFJ, Ltd., Mizuho Corporate Bank, Ltd., Royal Bank of Scotland Plc and Wells Fargo N.A. The global credit facility matures in April 2012 and is used primarily to finance working capital and provide support for the issuance of unsecured commercial paper in the U.S. and Canada. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at December 31, 2010). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The agreement provides for annual facility fees, which range from 22.5 basis points to 62.5 basis points, and are based on Ryder’s long-term credit ratings. The credit facility’s current annual facility fee is 37.5 basis points, which applies to the total facility size of $875 million. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated tangible net worth, of less than or equal to 300%. Tangible net worth, as defined in the credit facility, includes 50% of our deferred federal income tax liability and excludes the book value of our intangible assets. The ratio at December 31, 2010 was 189%. At December 31, 2010, $506 million was available under the credit facility, net of the support for commercial paper borrowings.

Our global revolving credit facility permits us to refinance short-term commercial paper obligations on a long-term basis. Settlement of short-term commercial paper obligations not expected to require the use of working capital are classified as long-term as we have both the intent and ability to refinance on a long-term basis.

We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds amounts that may be received under the program are limited to $175 million. In

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

October 2010, we renewed the trade receivables purchase and sales program. If no event occurs which causes early termination, the 364-day program will expire on October 28, 2011. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. At December 31, 2010 and December 31, 2009, no amounts were outstanding under the program.

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

At December 31, 2010, we had the following amounts available to fund operations under the aforementioned facilities:

(In millions)

Global revolving credit facility	$506
Trade receivables program	175

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The following table shows the movements in our debt balance:

	Years ended December 31
	2010	2009
	(In thousands)

Debt balance at January 1	$2,497,691	2,862,799

Cash-related changes in debt:
Net change in commercial paper borrowings	174,939	148,256
Proceeds from issuance of medium-term notes	300,000	—
Proceeds from issuance of other debt instruments	14,169	2,014
Retirement of medium-term notes and debentures	(175,000)	(276,000)
Other debt repaid, including capital lease obligations	(73,668)	(243,710)
Net change from discontinued operations	(2,955)	(9,427)

	237,485	(378,867)
Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	3,328	(6,290)
Addition of capital lease obligations, including acquisitions	2,164	1,949
Changes in foreign currency exchange rates and other non-cash items	6,334	18,100

Total changes in debt	249,311	(365,108)

Debt balance at December 31	$2,747,002	2,497,691

In accordance with our funding philosophy, we attempt to match the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25% — 45% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total obligations (including notional value of swap agreements) was 28% and 26% at December 31, 2010 and 2009, respectively.

Ryder’s leverage ratios and a reconciliation of on-balance sheet debt to total obligations were as follows:

	December 31,	%	December 31,	%
	2010	of Equity	2009	of Equity
	(Dollars in thousands)

On-balance sheet debt	$2,747,002	196%	$2,497,691	175%
Off-balance sheet debt — PV of minimum lease payments and guaranteed residual values under operating leases for vehicles(1)	99,797		118,828

Total obligations	$2,846,799	203%	$2,616,519	183%

(1)	Present value (PV) does not reflect payments we would be required to make if we terminated the related leases prior to the scheduled expiration dates.

On-balance sheet debt to equity consists of balance sheet debt divided by total equity. Total obligations to equity represents balance sheet debt plus the present value of minimum lease payments and guaranteed residual values under operating leases for vehicles, discounted based on our incremental borrowing rate at lease inception, all divided by total equity. Although total obligations is a non-GAAP financial measure, we believe that total obligations is useful as it provides a more complete analysis of our existing financial obligations and helps better assess our overall leverage position. The increase in our leverage ratios in 2010 was driven by increased funding needs to support acquisitions and stock repurchases.

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

Our sale-leaseback transactions contain limited guarantees by us of the residual values of the leased vehicles (residual value guarantees) that are conditioned upon disposal of the leased vehicles prior to the end of their lease term. The amount of future payments for residual value guarantees will depend on the market for used vehicles and the condition of the vehicles at time of disposal. See Note 19, “Guarantees,” in the Notes to Consolidated Financial Statements for additional information. We did not enter into any sale-leaseback transactions during the years ended December 31, 2010 and 2009.

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

We cannot predict the maximum potential amount of future payments under certain of these agreements, including the indemnification agreements, due to the contingent nature of the potential obligations and the distinctive provisions that are involved in each individual agreement. Historically, no such payments made by Ryder have had a material effect on our consolidated financial statements. We believe that if a loss were incurred in any of these matters, the loss would not result in a material impact on our consolidated results of operations or financial position. The total amount of maximum exposure determinable under these types of provisions at December 31, 2010 and 2009, was $9 million and $11 million, respectively, and we accrued $8 million in 2010 and $9 million in 2009 as a corresponding liability. See Note 19, “Guarantees,” in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Contractual Obligations and Commitments

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements, lease agreements and unconditional purchase obligations. The following table summarizes our expected future contractual cash obligations and commitments at December 31, 2010:

	2011	2012- 2013	2014- 2015	Thereafter	Total
	(In thousands)

Debt	$417,932	980,814	558,273	763,185	2,720,204
Capital lease obligations	2,153	4,240	3,952	1,024	11,369

Total debt, including capital leases(1)	420,085	985,054	562,225	764,209	2,731,573

Interest on debt(2)	116,741	180,245	119,156	124,968	541,110
Operating leases(3)	100,156	116,839	62,839	27,230	307,064
Purchase obligations(4)	309,927	18,447	11,545	7,746	347,665

Total contractual cash obligations	526,824	315,531	193,540	159,944	1,195,839

Insurance obligations (primarily self-insurance)	110,697	87,669	33,756	27,214	259,336
Other long-term liabilities(5),(6),(7)	6,103	5,529	2,200	46,535	60,367

Total	$1,063,709	1,393,783	791,721	997,902	4,247,115

(1)	Net of unamortized discount.

(2)	Total debt matures at various dates through fiscal year 2025 and bears interest principally at fixed rates. Interest on variable-rate debt is calculated based on the applicable rate at December 31, 2010. Amounts are based on existing debt obligations, including capital leases, and do not consider potential refinancing of expiring debt obligations.

(3)	Represents future lease payments associated with vehicles, equipment and properties under operating leases. Amounts are based upon the general assumption that the leased asset will remain on lease for the length of time specified by the respective lease agreements. No effect has been given to renewals, cancellations, contingent rentals or future rate changes.

(4)	The majority of our purchase obligations are pay-as-you-go transactions made in the ordinary course of business. Purchase obligations include agreements to purchase goods or services that are legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed minimum or variable price provisions; and the approximate timing of the transaction. The most significant item included in the above table are purchase obligations related to vehicles. Purchase orders made in the ordinary course of business that are cancelable are excluded from the above table. Any amounts for which we are liable under purchase orders for goods received are reflected in our Consolidated Balance Sheets as “Accounts payable” and “Accrued expenses and other current liabilities” and are excluded from the above table.

(5)	Represents other long-term liability amounts reflected in our Consolidated Balance Sheets that have known payment streams. The most significant items included were asset retirement obligations and deferred compensation obligations.

(6)	The amounts exclude our estimated pension contributions. For 2011, our pension contributions, including our minimum funding requirements as set forth by ERISA and international regulatory bodies, are expected to be $15 million. Our minimum funding requirements after 2011 are dependent on several factors. However, we estimate that the undiscounted required global contributions over the next five years are approximately $396 million (pre-tax) (assuming expected long-term rate of return realized and other assumptions remain unchanged). We also have payments due under our other postretirement benefit (OPEB) plans. These plans are not required to be funded in advance, but are pay-as-you-go. See Note 24, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.

(7)	The amounts exclude $67 million of liabilities associated with uncertain tax positions as we are unable to reasonably estimate the ultimate amount or timing of settlement. See Note 14, “Income Taxes,” in the Notes to Consolidated Financial Statements for additional information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Pension Information

Over the past few years we have made the following amendments to our defined benefit retirement plans:

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

As a result of these amendments, non-grandfathered plan participants ceased accruing benefits under the plan as of the respective amendment effective date and began receiving an enhanced benefit under a defined contribution plan. All retirement benefits earned as of the amendment effective date were fully preserved and will be paid in accordance with the plan and legal requirements. The freeze of the Canadian defined benefit plan created a pre-tax curtailment gain in 2008 of $4 million. There was no material impact to our financial condition and operating results from the other plan amendments in 2010 or 2009.

Due to the underfunded status of our defined benefit plans, we had an accumulated net pension equity charge (after-tax) of $423 million and $412 million at December 31, 2010 and 2009, respectively. The higher equity charge in 2010 reflects the impact of a lower discount rate partially offset by higher actual returns compared to the expected asset returns during 2010. The total asset return for our U.S. qualified pension plan (our primary plan) was 12% in 2010.

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. During 2010, total pension contributions, including our international plans, were $64 million compared with $131 million in 2009. We made voluntary pension contributions of $50 million in 2010. We estimate 2011 required pension contributions will be $15 million. After considering the 2010 contributions and asset performance, the projected estimated global pension contributions that would be required over the next 5 years totals approximately $396 million (pre-tax). Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in future years. The ultimate amount of contributions is also dependent upon the requirements of applicable laws and regulations. See Note 24, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.

We participate in twelve U.S. multi-employer pension (MEP) plans that provide defined benefits to employees covered by collective bargaining agreements. At December 31, 2010, approximately 1,100 employees (approximately 4% of total employees) participated in these MEP plans. The annual net pension cost of the MEP plans is equal to the annual contribution determined in accordance with the provisions of negotiated labor contracts. Our current annualized MEP plan contributions total approximately $5 million. Pursuant to current U.S. pension laws, if any MEP plans fail to meet certain minimum funding thresholds, we could be required to make additional MEP plan contributions, until the respective labor agreement expires, of up to 10% of current contractual requirements. Several factors could cause MEP plans not to meet these minimum funding thresholds, including unfavorable investment performance, changes in participant demographics, and increased benefits to participants. The plan administrators and trustees of the MEP plans provide us with the annual funding notice as required by law. This notice sets forth the funded status of the plan as of the beginning of the prior year but does not provide any company-specific information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Employers participating in MEP plans can elect to withdraw from the plans, contingent upon labor union consent, and be subject to a withdrawal obligation based on, among other factors, the MEP plan’s unfunded vested benefits. U.S. pension regulations provide that an employer can fund its withdrawal obligation in a lump sum or over a time period of up to 20 years based on previous contribution rates. Based on the most recently available plan information, collectively as of January 2009, we estimate our pre-tax contingent MEP plan withdrawal obligation to be approximately $29 million. We have no current intention of taking any action that would subject us to the payment of material withdrawal obligations; however, under applicable law, in very limited circumstances, the plan trustee can impose these obligations on us.

Share Repurchase Programs and Cash Dividends

Refer to Note 20, “Share Repurchase Programs,” in the Notes to Consolidated Financial Statements for further discussion on our share repurchase programs.

Cash dividend payments to shareholders of common stock were $54 million in 2010, $53 million in 2009, and $52 million in 2008. During 2010, we increased our annual dividend to $1.08 per share of common stock.

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

Exposure to market risk for changes in interest rates exists for our debt obligations. Our interest rate risk management program objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. We manage our exposure to interest rate risk primarily through the proportion of fixed-rate and variable-rate debt we hold in the total debt portfolio. From time to time, we also use interest rate swap and cap agreements to manage our fixed-rate and variable-rate exposure and to better match the repricing of debt instruments to that of our portfolio of assets. See Note 18, “Derivatives,” in the Notes to Consolidated Financial Statements for further discussion on interest rate swap agreements.

At December 31, 2010, we had $1.99 billion of fixed-rate debt outstanding (excluding capital leases) with a weighted-average interest rate of 5.6% and a fair value of $2.12 billion. A hypothetical 10% decrease or increase in the December 31, 2010 market interest rates would impact the fair value of our fixed-rate debt by approximately $32 million at December 31, 2010. Changes in the relative sensitivity of the fair value of our financial instrument portfolio for these theoretical changes in the level of interest rates are primarily driven by changes in our debt maturities, interest rate profile and amount.

At December 31, 2010, we had $742 million of variable-rate debt, including the impact of an interest rate swap, which effectively changed $250 million of fixed-rate debt instruments with an interest rate of 6.0% to LIBOR-based floating-rate debt with an interest rate of 2.63%. Changes in the fair value of the interest rate swap were offset by changes in the fair value of the debt instruments and no net gain or loss was recognized in earnings. The fair value of our interest rate swap agreement at December 31, 2010 was recorded as an asset totaling $15 million. The fair value of our variable-rate debt at December 31, 2010 was $741 million. A hypothetical 10 basis point change in market interest rates would impact pre-tax earnings from continuing operations by approximately $0.7 million.

We also are subject to interest rate risk with respect to our pension and postretirement benefit obligations, as changes in interest rates will effectively increase or decrease our liabilities associated with these benefit plans, which also results in changes to the amount of pension and postretirement benefit expense recognized each period.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. The majority of our transactions are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed include the Canadian dollar, British pound sterling and Mexican peso. We manage our exposure to foreign currency exchange rate risk related to our foreign operations’ buying, selling and financing in currencies other than local currencies by naturally offsetting assets and liabilities not denominated in local currencies to the extent possible. A hypothetical uniform 10% strengthening in the value of the dollar relative to all the currencies in which our transactions are denominated would result in a decrease to pre-tax earnings from continuing operations of approximately $4 million. We also use foreign currency option contracts and forward agreements from time to time to hedge foreign currency transactional exposure. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries, since we generally have no near-term intent to repatriate funds from such subsidiaries.

Exposure to market risk for fluctuations in fuel prices relates to a small portion of our service contracts for which the cost of fuel is integral to service delivery and the service contract does not have a mechanism to adjust for increases in fuel prices. At December 31, 2010, we also had various fuel purchase arrangements in place to ensure delivery of fuel at market rates in the event of fuel shortages. We are exposed to fluctuations in fuel prices in these arrangements since none of the arrangements fix the price of fuel to be purchased. Increases and decreases in the price of fuel are generally passed on to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. We believe the exposure to fuel price fluctuations would not materially impact our results of operations, cash flows or financial position.

ENVIRONMENTAL MATTERS

Refer to Note 25, “Environmental Matters,” in the Notes to Consolidated Financial Statements for a discussion surrounding environmental matters.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions. Our significant accounting policies are described in the Notes to Consolidated Financial Statements. Certain of these policies require the application of subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates and assumptions are based on historical experience, changes in the business environment and other factors that we believe to be reasonable under the circumstances. Different estimates that could have been applied in the current period or changes in the accounting estimates that are reasonably likely can result in a material impact on our financial condition and operating results in the current and future periods. We review the development, selection and disclosure of these critical accounting estimates with Ryder’s Audit Committee on an annual basis.

The following discussion, which should be read in conjunction with the descriptions in the Notes to Consolidated Financial Statements, is furnished for additional insight into certain accounting estimates that we consider to be critical.

Depreciation and Residual Value Guarantees.  We periodically review and adjust the residual values and useful lives of revenue earning equipment of our FMS business segment as described in Note 1, “Summary of Significant Accounting Policies — Revenue Earning Equipment, Operating Property and Equipment, and Depreciation” and “Summary of Significant Accounting Policies — Residual Value Guarantees and Deferred

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Gains,” in the Notes to Consolidated Financial Statements. Reductions in residual values (i.e., the price at which we ultimately expect to dispose of revenue earning equipment) or useful lives will result in an increase in depreciation expense over the life of the equipment. Based on the mix of revenue earning equipment at December 31, 2010, a 10% decrease in expected vehicle residual values would increase depreciation expense in 2011 by approximately $100 million. We review residual values and useful lives of revenue earning equipment on an annual basis or more often if deemed necessary for specific groups of our revenue earning equipment. Reviews are performed based on vehicle class, generally subcategories of trucks, tractors and trailers by weight and usage. Our annual review is established with a long-term view considering historical market price changes, current and expected future market price trends, expected life of vehicles included in the fleet and extent of alternative uses for leased vehicles (e.g., rental fleet, and SCS and DCC applications). As a result, future depreciation expense rates are subject to change based upon changes in these factors. At the end of each year, we complete our annual review of the residual values and useful lives of revenue earning equipment. Based on the results of our analysis in 2010, we will adjust the residual values and useful lives of certain classes of our revenue earning equipment effective January 1, 2011. The change will increase earnings in 2011 by approximately $5 million compared with 2010. Factors that could cause actual results to materially differ from the estimated results include significant changes in the used-equipment market brought on by unforeseen changes in technology innovations and any resulting changes in the useful lives of used equipment.

We also lease vehicles under operating lease agreements. Certain of these agreements contain limited guarantees for a portion of the residual values of the equipment. Results of the reviews described above for owned equipment are also applied to equipment under operating lease. The amount of residual value guarantees expected to be paid is recognized as rent expense over the expected remaining term of the lease. At December 31, 2010, total liabilities for residual value guarantees of $4 million were included in “Accrued expenses and other current liabilities” (for those payable in less than one year) and in “Other non-current liabilities.” Based on the existing mix of vehicles under operating lease agreements at December 31, 2010, a 10% decrease in expected vehicle residual values would increase rent expense in 2011 by approximately $1 million.

Pension Plans.  We apply actuarial methods to determine the annual net periodic pension expense and pension plan liabilities on an annual basis, or on an interim basis if there is an event requiring remeasurement. Each December, we review actual experience compared with the more significant assumptions used and make adjustments to our assumptions, if warranted. In determining our annual estimate of periodic pension cost, we are required to make an evaluation of critical factors such as discount rate, expected long-term rate of return, expected increase in compensation levels, retirement rate and mortality. Discount rates are based upon a duration analysis of expected benefit payments and the equivalent average yield for high quality corporate fixed income investments as of our December 31 annual measurement date. In order to provide a more accurate estimate of the discount rate relevant to our plan, we use models that match projected benefits payments of our primary U.S. plan to coupons and maturities from a hypothetical portfolio of high quality corporate bonds. Long-term rate of return assumptions are based on actuarial review of our asset allocation strategy and long-term expected asset returns. Investment management and other fees paid using plan assets are factored into the determination of asset return assumptions. In 2010, we adjusted our long-term expected rate of return assumption for our primary U.S. plan down to 7.65% from 7.9% based on the factors reviewed. The composition of our pension assets was 67% equity securities and 33% debt securities and other investments. As part of our strategy to manage future pension costs and net funded status volatility, we regularly assess our pension investment strategy. We evaluate our mix of investments between equity and fixed income securities and may adjust the composition of our pension assets when appropriate. For 2011, we changed our target asset allocation to 60% equity securities, 30% fixed income, and 10% all other types of investments. The rate of increase in compensation levels and retirement rates are based primarily on actual experience.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Accounting guidance applicable to pension plans does not require immediate recognition of the effects of a deviation between these assumptions and actual experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and recorded within “Accumulated other comprehensive loss.” We had a pre-tax actuarial loss of $658 million at the end of 2010 compared with a loss of $638 million at the end of 2009. The increase in the net actuarial loss in 2010 resulted primarily from a lower discount rate partially offset by higher than expected pension asset returns. To the extent the amount of actuarial gains and losses exceed 10% of the larger of the benefit obligation or plan assets, such amount is amortized over the average remaining life expectancy of active participants or the remaining life expectancy of inactive participants if all or almost all of a plan’s participants are inactive. The amount of the actuarial loss subject to amortization in 2011 and future years will be $484 million. The effect on years beyond 2011 will depend substantially upon the actual experience of our plans.

Disclosure of the significant assumptions used in arriving at the 2010 net pension expense is presented in Note 24, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements. A sensitivity analysis of 2010 net pension expense to changes in key underlying assumptions for our primary plan, the U.S. pension plan, is presented below.

				Effect on
			Impact on 2010 Net	December 31, 2010
	Assumed Rate	Change	Pension Expense	Projected Benefit Obligation

Expected long-term rate of return on assets	7.65%	+/− 0.25%	−/+ $2.0 million
Discount rate increase	6.20%	+ 0.25%	− $3.0 million	− $3 million
Discount rate decrease	6.20%	− 0.25%	+ $3.0 million	+ $3 million
Actual return on assets	7.65%	+/− 0.25%	−/+ $0.3 million

Self-Insurance Accruals.  Self-insurance accruals were $243 million as of December 31, 2010 and 2009. The majority of our self-insurance relates to vehicle liability and workers’ compensation. We use a variety of statistical and actuarial methods that are widely used and accepted in the insurance industry to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as frequency and severity of claims, claim development and payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services, unpredictability of the size of jury awards and limitations inherent in the estimation process. During 2010, 2009, and 2008, we recorded a (charge) benefit of $(3) million, $1 million, and $23 million, respectively, from development in estimated prior years’ self-insured loss reserves. Based on self-insurance accruals at December 31, 2010, a 5% adverse change in actuarial claim loss estimates would increase operating expense in 2011 by approximately $11 million.

Goodwill Impairment.  We assess goodwill for impairment, as described in Note 1, “Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements, on an annual basis or more often if deemed necessary. At December 31, 2010, goodwill totaled $356 million. To determine whether goodwill impairment indicators exist, we are required to assess the fair value of the reporting unit and compare it to the carrying value. A reporting unit is a component of an operating segment for which discrete financial information is available and management regularly reviews its operating performance.

Our valuation of fair value for each reporting unit is determined based on an average of discounted future cash flow models that use ten years of projected cash flows and various terminal values based on multiples, book value or growth assumptions. We considered the current trading multiples for comparable publicly-traded companies and the historical pricing multiples for comparable merger and acquisition transactions that have occurred in our industry. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. Our discount rates reflect a weighted average cost of capital based on our industry

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

and capital structure adjusted for equity risk premiums and size risk premiums based on market capitalization. Estimates of future cash flows are dependent on our knowledge and experience about past and current events and assumptions about conditions we expect to exist, including long-term growth rates, capital requirements and useful lives. Our estimates of cash flows are also based on historical and future operating performance, economic conditions and actions we expect to take. In addition to these factors, our SCS reporting units are dependent on several key customers or industry sectors. The loss of a key customer may have a significant impact to one of our SCS reporting units, causing us to assess whether or not the event resulted in a goodwill impairment loss. While we believe our estimates of future cash flows are reasonable, there can be no assurance that deterioration in economic conditions, customer relationships or adverse changes to expectations of future performance will not occur, resulting in a goodwill impairment loss. Our annual impairment test performed as of April 1, 2010 did not result in any impairment of goodwill. The excess of fair value over carrying value for each of our reporting units as of April 1, 2010, our annual testing date, ranged from approximately $2 million to approximately $597 million. The fair value of our reporting units with a material amount of goodwill significantly exceeded the carrying value. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 5% decrease to the fair values of each reporting unit. This hypothetical 5% decrease would result in excess fair value over carrying value ranging from approximately $1 million to approximately $395 million for each of our reporting units.

Revenue Recognition.  We recognize revenue when persuasive evidence of an arrangement exists, the services have been rendered to customers or delivery has occurred, the pricing is fixed or determinable, and collectibility is reasonably assured. In the normal course of business, we may act as or use an agent in executing transactions with our customers. In these arrangements, we evaluate whether we should report revenue based on the gross amount billed to the customer or on the net amount received from the customer after payments to third parties.

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

Tax regulations require items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements is different than that reported in the tax return. Some of these differences are permanent, such as expenses that are not deductible on the tax return, and some are timing differences, such as depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years for which we have already recorded the tax benefit in the financial statements. Deferred tax assets amounted to $365 million and $320 million at December 31, 2010 and 2009, respectively. We record a valuation allowance for deferred tax assets to reduce such assets to amounts expected to be realized. At December 31, 2010 and 2009, the deferred tax valuation

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

allowance, principally attributed to foreign tax loss carryforwards in the SCS business segment, was $39 million and $37 million, respectively. In determining the required level of valuation allowance, we consider whether it is more likely than not that all or some portion of deferred tax assets will not be realized. This assessment is based on management’s expectations as to whether sufficient taxable income of an appropriate character will be realized within tax carryback and carryforward periods. Our assessment involves estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates. Should we change our estimate of the amount of deferred tax assets that we would be able to realize, an adjustment to the valuation allowance would result in an increase or decrease to the provision for income taxes in the period such a change in estimate was made.

We are subject to tax audits in numerous jurisdictions in the U.S. and around the world. Tax audits by their very nature are often complex and can require several years to complete. In the normal course of business, we are subject to challenges from the Internal Revenue Service (IRS) and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. As part of our calculation of the provision for income taxes on earnings, we determine whether the benefits of our tax positions are at least more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we accrue the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements. Such accruals require management to make estimates and judgments with respect to the ultimate outcome of a tax audit. Actual results could vary materially from these estimates. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as progress of a tax audit.

A number of years may elapse before a particular matter for which we have established a reserve is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the “more likely than not” recognition threshold would be recognized in our income tax expense in the first interim period when the uncertainty is resolved under any one of the following conditions: (1) the tax position is “more likely than not” to be sustained, (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation, or (3) the statute of limitations for the tax position has expired. Settlement of any particular issue would usually require the use of cash. See Note 14, “Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion of the status of tax audits and uncertain tax positions.

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

The following table provides a numerical reconciliation of earnings from continuing operations before income taxes to comparable earnings from continuing operations before income taxes for the years ended December 31, 2008, 2007 and 2006 which was not provided within the MD&A discussion:

	Years ended December 31
	2008	2007	2006
	(In thousands)

Earnings from continuing operations before income taxes	$409,288	402,204	390,275
Net restructuring charges	21,480	9,290	—
International impairment	1,617	—	—
Gain on sale of property	—	(10,110)	—
Pension accounting charge	—	—	5,872

Comparable earnings from continuing operations before income taxes	$432,385	401,384	396,147

The following table provides a numerical reconciliation of net cash provided by operating activities to free cash flow for the years ended December 31, 2007 and 2006 which was not provided within the MD&A discussion:

	Years ended December 31
	2007	2006
	(In thousands)

Net cash provided by operating activities	$1,096,559	852,466
Sales of revenue earning equipment	354,736	326,134
Sales of operating property and equipment	18,725	6,256
Collections on direct finance leases	62,346	65,343
Sale and leaseback of revenue earning equipment	150,348	—
Other, net	1,588	2,196

Total cash generated	1,684,302	1,252,395
Purchases of property and revenue earning equipment	(1,304,033)	(1,691,007)

Free cash flow	$380,269	(438,612)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The following table provides a numerical reconciliation of earnings from continuing operations and earnings per diluted common share from continuing operations to comparable earnings from continuing operations and comparable earnings per diluted common share from continuing operations for the years ended December 31, 2008, 2007 and 2006 which was not provided within the MD&A discussion:

	Years ended December 31
	2008	2007	2006
	(In thousands)

Earnings from continuing operations	$257,579	251,779	246,694
Net restructuring charges	17,493	5,935	—
Tax law changes and/or benefits from reserve reversals	(9,545)	(3,333)	(6,796)
International asset impairment	1,617	—	—
Gain on sale of property	—	(6,154)	—
Pension accounting charge	—	—	3,720

Comparable earnings from continuing operations	$267,144	248,227	243,618

Earnings per diluted common share from continuing operations	$4.51	4.19	3.99
Net restructuring charges	0.31	0.10	—
Tax law changes/or benefits from reserve reversals	(0.17)	(0.06)	(0.11)
International asset impairment	0.03	—	—
Gain on sale of property	—	(0.10)	—
Pension accounting charge	—	—	0.06

Comparable earnings per diluted common share from continuing operations	$4.68	4.13	3.94

The following table provides a numerical reconciliation of total revenue to operating revenue for the years ended December 31, 2010, 2009 and 2008 which was not provided within the MD&A discussion:

	Years ended December 31
	2010	2009	2008
	(In thousands)

Total revenue	$5,136,435	4,887,254	5,999,041
FMS fuel services and SCS/DCC subcontracted transportation revenue	(1,126,946)	(948,963)	(1,648,434)
Fuel eliminations	148,750	124,221	239,473

Operating revenue	$4,158,239	4,062,512	4,590,080

The following table provides a numerical reconciliation of total revenue to operating revenue for the three months ended December 31, 2010 and 2009 which was not provided within the MD&A discussion:

	Three months ended December 31,
	2010	2009
	(In thousands)

Total revenue	1,313,426	1,246,968
FMS fuel services and SCS/DCC subcontracted transportation	(291,159)	(261,079)
Fuel eliminations	39,672	33,933

Operating revenue	1,061,939	1,019,822

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The following table provides a numerical reconciliation of net earnings to adjusted net earnings and average total debt to adjusted average total capital for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 which was not provided within the MD&A discussion:

	Years ended December 31
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Net earnings [A]	$118,170	61,945	199,881	253,861	248,959
Restructuring and other charges, net and other items(1)	6,225	29,943	70,447	1,467	—
Income taxes	60,610	53,737	150,075	151,603	144,014

Adjusted net earnings before income taxes	185,005	145,625	420,403	406,931	392,973
Adjusted interest expense(2)	132,778	149,968	164,975	169,060	146,565
Adjusted income taxes(3)	(123,429)	(121,758)	(230,456)	(219,971)	(207,183)

Adjusted net earnings [B]	$194,354	173,835	354,922	356,020	332,355

Average total debt	$2,512,005	2,691,569	2,881,931	2,847,692	2,480,314
Average off-balance sheet debt	114,212	141,629	170,694	150,124	98,767

Average obligations [C]	2,626,217	2,833,198	3,052,625	2,997,816	2,579,081

Average shareholders’ equity [D]	1,401,681	1,395,629	1,778,489	1,790,814	1,610,328
Average adjustments to shareholders’ equity(4)	2,059	15,645	9,608	855	(5,114)

Average adjusted shareholders’ equity [E]	1,403,740	1,411,274	1,788,097	1,791,669	1,605,214

Average adjusted capital	$4,029,957	4,244,472	4,840,722	4,789,485	4,184,295

Return on average shareholders’ equity (%) [A/D]	8.4	4.4	11.2	14.2	15.5

Adjusted return on average capital (%) [B]/[C+E]	4.8	4.1	7.3	7.4	7.9

(1)	For 2010, 2009 and 2008, see Note 4, “Discontinued operations,” Note 5, “Restructuring and Other Charges” and Note 26, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements; 2007 includes restructuring and other charges of $11 million in the second half of 2007 and a gain of $10 million related to the sale of property in the third quarter.

(2)	Includes interest on off-balance sheet vehicle obligations.

(3)	Calculated by excluding taxes related to restructuring and other charges, net and other items, impacts of tax law changes or reserve reversals and interest expense.

(4)	Represents shareholders’ equity adjusted for restructuring and other charges and other items, net of their related tax effects, as discussed above.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Annual Report contains forward-looking statements including, but not limited to, statements regarding:

•	our expectations as to anticipated revenue and earnings, as well as future economic conditions and market demand, with respect to earnings per share, operating revenue, contractual and maintenance revenue improvement, positive commercial rental performance and used vehicle sales results, freight volume projections, outsourced logistics growth and increased revenue from recent acquisitions;

•	our ability to successfully achieve the operational goals that are the basis of our business strategies, including improving customer retention levels, focusing on sales and revenue growth in contractual product

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

offerings, delivering industry leading maintenance in a cost effective manner, offering competitive pricing, a wide range of support services and value-added differentiation, optimizing asset utilization and management, leveraging infrastructure, providing operational execution, expanding our expertise and market presence in certain supply chain industry segments and maintaining a diversified customer base;

•	impact of losses from conditional obligations arising from guarantees;

•	number of NLE vehicles in inventory and the size of our contractual lease and commercial rental fleets;

•	estimates of free cash flow and capital expenditures for 2011;

•	the adequacy of our accounting estimates and reserves for pension expense, employee benefit plan obligations, depreciation and residual value guarantees, self-insurance reserves, impairment of goodwill and other long-lived assets, revenue recognition, allowance for accounts receivable, income taxes, contingent liabilities, fair value estimates, risk of loss under derivative instruments and hedging activities and accounting changes;

•	our ability to fund all of our operations for the foreseeable future through internally generated funds and outside funding sources;

•	future availability and our expected use of outside funding sources;

•	the anticipated impact of fuel price fluctuations;

•	our expectations as to future pension expense, contributions and return on plan assets;

•	our expectations relating to withdrawal liability and funding levels of multi-employer plans;

•	the anticipated deferral of federal and state tax gains on disposal of eligible revenue earning equipment pursuant to our vehicle like-kind exchange program;

•	our expectations regarding the completion and ultimate outcome of certain tax audits;

•	the impact of recent U.S. tax law changes;

•	the ultimate disposition of legal proceedings and estimated environmental liabilities;

•	our expectations relating to compliance with new regulatory requirements; and

•	our expectations regarding the effect of the adoption of recent accounting pronouncements.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

TO THE SHAREHOLDERS OF RYDER SYSTEM, INC.:

Management of Ryder System, Inc., together with its consolidated subsidiaries (Ryder), is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act of 1934. Ryder’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Management assessed the effectiveness of Ryder’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework.” Based on our assessment and those criteria, management determined that Ryder maintained effective internal control over financial reporting as of December 31, 2010.

Ryder’s independent registered certified public accounting firm has audited the effectiveness of Ryder’s internal control over financial reporting. Their report appears on page 62.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
RYDER SYSTEM, INC.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of Ryder System, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

February 14, 2011
Miami, Florida

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended December 31
	2010	2009	2008
	(In thousands, except per share amounts)

Revenue	$5,136,435	4,887,254	5,999,041

Operating expense (exclusive of items shown separately)	2,441,924	2,229,539	2,959,518
Salaries and employee-related costs	1,255,659	1,233,243	1,345,216
Subcontracted transportation	261,325	198,860	233,106
Depreciation expense	833,841	881,216	836,149
Gains on vehicle sales, net	(28,727)	(12,292)	(39,020)
Equipment rental	63,228	65,828	78,292
Interest expense	129,994	144,342	152,448
Miscellaneous (income) expense, net	(7,114)	(3,657)	2,564
Restructuring and other charges, net	—	6,406	21,480

	4,950,130	4,743,485	5,589,753

Earnings from continuing operations before income taxes	186,305	143,769	409,288
Provision for income taxes	61,697	53,652	151,709

Earnings from continuing operations	124,608	90,117	257,579
Loss from discontinued operations, net of tax	(6,438)	(28,172)	(57,698)

Net earnings	$118,170	61,945	199,881

Earnings (loss) per common share — Basic
Continuing operations	$2.38	1.62	4.54
Discontinued operations	(0.13)	(0.51)	(1.02)

Net earnings	$2.25	1.11	3.52

Earnings (loss) per common share — Diluted
Continuing operations	$2.37	1.62	4.51
Discontinued operations	(0.12)	(0.51)	(1.01)

Net earnings	$2.25	1.11	3.50

See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2010	2009
	(Dollars in thousands, except per share amount)

Assets:
Current assets:
Cash and cash equivalents	$213,053	98,525
Receivables, net	615,003	598,661
Inventories	58,701	50,146
Prepaid expenses and other current assets	136,544	133,041

Total current assets	1,023,301	880,373
Revenue earning equipment, net of accumulated depreciation of $3,247,400 and $3,013,179, respectively	4,201,218	4,178,659
Operating property and equipment, net of accumulated depreciation of $880,757 and $855,657, respectively	606,843	543,910
Goodwill	355,842	216,444
Intangible assets	72,269	39,120
Direct financing leases and other assets	392,901	401,324

Total assets	$6,652,374	6,259,830

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$420,124	232,617
Accounts payable	294,380	262,712
Accrued expenses and other current liabilities	417,015	354,945

Total current liabilities	1,131,519	850,274
Long-term debt	2,326,878	2,265,074
Other non-current liabilities	680,808	681,613
Deferred income taxes	1,108,856	1,035,874

Total liabilities	5,248,061	4,832,835

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, December 31, 2010 or 2009	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, December 31, 2010 — 51,174,757; December 31, 2009 — 53,419,721	25,587	26,710
Additional paid-in capital	735,540	743,026
Retained earnings	1,019,785	1,036,178
Accumulated other comprehensive loss	(376,599)	(378,919)

Total shareholders’ equity	1,404,313	1,426,995

Total liabilities and shareholders’ equity	$6,652,374	6,259,830

See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31
	2010	2009	2008
	(In thousands)

Cash flows from operating activities of continuing operations:
Net earnings	$118,170	61,945	199,881
Less: Loss from discontinued operations, net of tax	(6,438)	(28,172)	(57,698)

Earnings from continuing operations	124,608	90,117	257,579
Depreciation expense	833,841	881,216	836,149
Gains on vehicle sales, net	(28,727)	(12,292)	(39,020)
Goodwill impairment	—	—	10,322
Share-based compensation expense	16,543	16,404	17,076
Amortization expense and other non-cash charges, net	40,900	41,301	14,941
Deferred income tax expense	41,097	92,683	128,800
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(18,020)	19,478	173,872
Inventories	(7,508)	(1,087)	10,497
Prepaid expenses and other assets	(4,896)	(11,583)	(33,360)
Accounts payable	6,906	15,570	(109,143)
Accrued expenses and other non-current liabilities	23,290	(146,851)	(19,544)

Net cash provided by operating activities of continuing operations	1,028,034	984,956	1,248,169

Cash flows from financing activities of continuing operations:
Net change in commercial paper borrowings	174,939	148,256	(522,312)
Debt proceeds	314,169	2,014	744,004
Debt repaid, including capital lease obligations	(248,668)	(519,710)	(118,641)
Dividends on common stock	(54,474)	(53,334)	(52,238)
Common stock issued	17,028	7,442	54,713
Common stock repurchased	(123,300)	(116,281)	(256,132)
Excess tax benefits from share-based compensation	754	775	6,471
Debt issuance costs	(2,282)	(11,178)	(4,017)

Net cash provided by (used in) financing activities of continuing operations	78,166	(542,016)	(148,152)

Cash flows from investing activities of continuing operations:
Purchases of property and revenue earning equipment	(1,070,092)	(651,953)	(1,230,401)
Sales of revenue earning equipment	220,843	211,002	257,679
Sales of operating property and equipment	13,844	4,634	3,727
Acquisitions	(211,897)	(88,873)	(246,993)
Collections on direct finance leases	61,767	65,242	61,096
Changes in restricted cash	(107)	11,129	51,029
Other, net	3,178	209	395

Net cash used in investing activities of continuing operations	(982,464)	(448,610)	(1,103,468)

Effect of exchange rate changes on cash	1,723	1,794	1,408

Increase (decrease) in cash and cash equivalents from continuing operations	125,459	(3,876)	(2,043)

Cash flows from discontinued operations:
Operating cash flows	(9,276)	(25,737)	7,362
Financing cash flows	(2,955)	(9,427)	(2,478)
Investing cash flows	1,677	16,669	678
Effect of exchange rate changes on cash	(377)	591	327

(Decrease) increase in cash and cash equivalents from discontinued operations	(10,931)	(17,904)	5,889

Increase (decrease) in cash and cash equivalents	114,528	(21,780)	3,846
Cash and cash equivalents at January 1	98,525	120,305	116,459

Cash and cash equivalents at December 31	$213,053	98,525	120,305

See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
	Preferred			Additional		Other
	Stock	Common Stock		Paid-In	Retained	Comprehensive
	Amount	Shares	Par	Capital	Earnings	Loss	Total
	(Dollars in thousands, except per share amounts)

Balance at January 1, 2008	$—	58,041,563	$28,883	729,451	1,160,132	(30,877)	1,887,589

Components of comprehensive income:
Net earnings	—	—	—	—	199,881	—	199,881
Foreign currency translation adjustments	—	—	—	—	—	(180,819)	(180,819)
Net unrealized loss related to derivatives	—	—	—	—	—	(119)	(119)
Amortization of pension and postretirement items, net of tax of $(1,344)	—	—	—	—	—	2,564	2,564
Pension curtailment, net of tax of $634	—	—	—	—	—	(1,287)	(1,287)
Change in net actuarial loss, net of tax of $188,654	—	—	—	—	—	(333,689)	(333,689)

Total comprehensive loss							(313,469)
Common stock dividends declared and paid — $0.92 per share	—	—	—	—	(52,238)	—	(52,238)
Common stock issued under employee stock option and stock purchase plans(1)	—	1,593,073	934	53,496	—	—	54,430
Benefit plan stock sales(2)	—	1,859	1	282	—	—	283
Common stock repurchases	—	(3,978,436)	(1,989)	(51,737)	(202,406)	—	(256,132)
Share-based compensation	—	—	—	17,076	—	—	17,076
Tax benefits from share-based compensation	—	—	—	7,622	—	—	7,622

Balance at December 31, 2008	—	55,658,059	27,829	756,190	1,105,369	(544,227)	1,345,161

Components of comprehensive income:
Net earnings	—	—	—	—	61,945	—	61,945
Foreign currency translation adjustments	—	—	—	—	—	96,899	96,899
Net unrealized gain related to derivatives	—	—	—	—	—	149	149
Amortization of pension and postretirement items, net of tax of $(7,930)	—	—	—	—	—	14,287	14,287
Pension curtailment, net of tax of $4,689	—	—	—	—	—	(12,058)	(12,058)
Change in net actuarial loss, net of tax of $(38,906)	—	—	—	—	—	66,031	66,031

Total comprehensive income							227,253
Common stock dividends declared and paid — $0.96 per share	—	—	—	—	(53,334)	—	(53,334)
Common stock issued under employee stock option and stock purchase plans(1)	—	483,270	242	6,906	—	—	7,148
Benefit plan stock sales(2)	—	4,673	2	292	—	—	294
Common stock repurchases	—	(2,726,281)	(1,363)	(37,116)	(77,802)	—	(116,281)
Share-based compensation	—	—	—	16,404	—	—	16,404
Tax benefits from share-based compensation	—	—	—	350	—	—	350

Balance at December 31, 2009	—	53,419,721	26,710	743,026	1,036,178	(378,919)	1,426,995

Components of comprehensive income:
Net earnings	—	—	—	—	118,170	—	118,170
Foreign currency translation adjustments	—	—	—	—	—	13,009	13,009
Realized gain related to derivatives	—	—	—	—	—	(14)	(14)
Amortization of pension and postretirement items, net of tax of $(6,046)	—	—	—	—	—	10,828	10,828
Pension settlement, net of tax of $(469)	—	—	—	—	—	1,074	1,074
Change in net actuarial loss, net of tax of $13,242	—	—	—	—	—	(22,577)	(22,577)

Total comprehensive income							120,490
Common stock dividends declared and paid — $1.04 per share	—	—	—	—	(54,474)	—	(54,474)
Common stock issued under employee stock option and stock purchase plans(1)	—	740,242	370	16,658	—	—	17,028
Benefit plan stock purchases(2)	—	(3,160)	(2)	(128)	—	—	(130)
Common stock repurchases	—	(2,982,046)	(1,491)	(41,590)	(80,089)	—	(123,170)
Share-based compensation	—	—	—	16,543	—	—	16,543
Tax benefits from share-based compensation	—	—	—	1,031	—	—	1,031

Balance at December 31, 2010	$—	51,174,757	$25,587	735,540	1,019,785	(376,599)	1,404,313

(1)	Net of common shares delivered as payment for the exercise price or to satisfy the holders’ withholding tax liability upon exercise of options.

(2)	Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plans.

See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder has a controlling voting interest (“subsidiaries”) and variable interest entities (“VIEs”) where Ryder is determined to be the primary beneficiary. Ryder is deemed to be the primary beneficiary if we have the power to direct the activities that most significantly impact the entity’s economic performance and we share in the significant risks and rewards of the entity. All significant intercompany accounts and transactions between consolidated companies have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current period presentation.

In December of 2008, we announced strategic initiatives to improve our competitive advantage and drive long-term profitable growth. As part of these initiatives, we decided to discontinue Supply Chain Solutions operations in South America and Europe. In the second half of 2009, we ceased service operations in South America and Europe. Accordingly, results of these operations, financial position and cash flows are separately reported as discontinued operations for all periods presented either in the Consolidated Financial Statements or notes thereto.

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

Restricted Cash

Restricted cash primarily consists of cash proceeds from the sale of eligible vehicles or operating property set aside for the acquisition of replacement vehicles or operating property under our like-kind exchange tax programs. See Note 14, “Income Taxes,” for a complete discussion of the vehicle like-kind exchange tax program. We classify restricted cash within “Prepaid expenses and other current assets” if the restriction is expected to expire in the twelve months following the balance sheet date or within “Direct financing leases and other assets” if the restriction is expected to expire more than twelve months after the balance sheet date. The changes in restricted cash balances are reflected as an investing activity in our Consolidated Statements of Cash Flows as they relate to sales and purchases of revenue earning equipment and operating property and equipment.

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

•	The majority of our leases and all of our rental arrangements are classified as operating leases and therefore, we recognize lease and commercial rental revenue on a straight-line basis as it becomes receivable over the term of the lease or rental arrangement. Lease and rental agreements do not usually provide for scheduled rent increases or escalations. However, lease agreements allow for rate changes based upon changes in the Consumer Price Index (CPI). Lease and rental agreements provide for a time charge plus a fixed per-mile charge. The fixed time charge, the fixed per-mile charge and the changes in rates attributed to changes in the CPI are considered contingent rentals and recognized as earned.

•	The non-lease deliverables of our full service lease arrangements are comprised of access to substitute vehicles, emergency road service, and safety services. These services are available to our customers throughout the lease term. Accordingly, revenue is recognized on a straight-line basis over the lease term.

•	Direct financing lease revenue is recognized using the effective interest method, which provides a constant periodic rate of return on the outstanding investment on the lease. Interest is no longer recognized when the receivable is deemed to be uncollectible.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite useful lives are not amortized, but rather, are tested for impairment at least annually (April 1st). In addition to the annual impairment test, an interim test for impairment is completed when events or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of each of our reporting units with its carrying amount. If a reporting unit’s carrying amount exceeds its fair value, the second step is performed. The second step involves a comparison of the implied fair value and carrying value of that reporting unit’s goodwill. To the extent that a reporting unit’s carrying amount exceeds the implied fair value of its goodwill, an impairment loss is recognized. Identifiable intangible assets not subject to amortization are assessed for impairment by comparing the fair value of the intangible asset to its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds fair value.

In making our assessments of fair value, we rely on our knowledge and experience about past and current events and assumptions about conditions we expect to exist in the future. These assumptions are based on a number of factors including future operating performance, economic conditions, actions we expect to take, and present value techniques. Rates used to discount future cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

Intangible assets with finite lives are amortized over their respective estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impairment of Long-Lived Assets Other than Goodwill

Long-lived assets held and used, including revenue earning equipment, operating property and equipment and intangible assets with finite lives, are tested for recoverability when circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of long-lived assets is evaluated by comparing the carrying amount of an asset or asset group to management’s best estimate of the undiscounted future operating cash flows (excluding interest charges) expected to be generated by the asset or asset group. If these comparisons indicate that the asset or asset group is not recoverable, an impairment loss is recognized for the amount by which the carrying value of the asset or asset group exceeds fair value. Fair value is determined by quoted market price, if available, or an estimate of projected future operating cash flows, discounted using a rate that reflects the related operating segment’s average cost of funds. Long-lived assets to be disposed of including revenue earning equipment and operating property and equipment, are reported at the lower of carrying amount or fair value less costs to sell.

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

Self-Insurance Accruals

We retain a portion of the accident risk under vehicle liability, workers’ compensation and other insurance programs. Under our insurance programs, we retain the risk of loss in various amounts up to $3 million on a per occurrence basis. Self-insurance accruals are based primarily on an actuarially estimated, undiscounted cost of claims, which includes claims incurred but not reported. Such liabilities are based on estimates. Historical loss development factors are utilized to project the future development of incurred losses, and these amounts are adjusted based upon actual claim experience and settlements. While we believe that the amounts are adequate, there can be no assurance that changes to our actuarial estimates may not occur due to limitations inherent in the estimation process. Changes in the actuarial estimates of these accruals are charged or credited to earnings in the period determined. Amounts estimated to be paid within the next year have been classified as “Accrued expenses and other current liabilities” with the remainder included in “Other non-current liabilities.”

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Asset Retirement Obligations

Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets. Our AROs are associated with underground tanks, tires and leasehold improvements. These liabilities are initially recorded at fair value and the related asset retirement costs are capitalized by increasing the carrying amount of the related assets by the same amount as the liability. Asset retirement costs are subsequently depreciated over the useful lives of the related assets. Subsequent to initial recognition, we record period-to-period changes in the ARO liability resulting from the passage of time within “Operating expense” in the Consolidated Statements of Earnings and revisions to either the timing or the amount of the original expected cash flows to the related assets.

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

Share-Based Compensation

The fair value of stock option awards and nonvested stock awards other than restricted stock units (RSUs), is expensed on a straight-line basis over the vesting period of the awards. RSUs are generally expensed in the year they are granted. Share-based compensation expense is generally reported in “Salaries and employee-related costs” in our Consolidated Statements of Earnings. Cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (windfall tax benefits) are classified as financing cash flows. Tax benefits resulting from tax deductions in excess of share-based compensation expense recognized are credited to additional paid-in capital in the Consolidated Balance Sheets. Realized tax shortfalls are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. We have applied the long-form method for determining the pool of windfall tax benefits and had a pool of windfall tax benefits for all periods presented.

Defined Benefit Pension and Postretirement Benefit Plans

The funded status of our defined benefit pension plans and postretirement benefit plans are recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. The fair value of plan assets represents the current market value of contributions made to irrevocable trust funds, held for the sole benefit of participants, which are invested by the trust funds. For defined benefit pension plans, the benefit obligation

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. For postretirement benefit plans, the benefit obligation represents the actuarial present value of postretirement benefits attributed to employee services already rendered. Overfunded plans, with the fair value of plan assets exceeding the benefit obligation, are aggregated and recorded as a prepaid pension asset equal to this excess. Underfunded plans, with the benefit obligation exceeding the fair value of plan assets, are aggregated and recorded as a pension and postretirement benefit liability equal to this excess.

The current portion of pension and postretirement benefit liabilities represent the actuarial present value of benefits payable within the next 12 months exceeding the fair value of plan assets (if funded), measured on a plan-by-plan basis. These liabilities are recorded in “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets.

Pension and postretirement benefit expense is recorded in “Salaries and employee-related costs” in the Consolidated Statements of Earnings and includes service cost, interest cost, expected return on plan assets (if funded), and amortization of prior service credit and net actuarial loss. Service cost represents the actuarial present value of participant benefits earned in the current year. Interest cost represents the time value of money cost associated with the passage of time. The expected return on plan assets represents the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the obligation. Prior service credit represents the impact of negative plan amendments. Net actuarial loss arises as a result of differences between actual experience and assumptions or as a result of changes in actuarial assumptions. Net actuarial loss and prior service credit not recognized as a component of pension and postretirement benefit expense as they arise are recognized as a component of accumulated comprehensive loss, net of tax in the Consolidated Statements of Shareholders’ Equity. These pension and postretirement items are subsequently amortized as a component of pension and postretirement benefit expense over the remaining service period, if the majority of the employees are active, otherwise over the remaining life expectancy, provided such amounts exceed thresholds which are based upon the benefit obligation or the value of plan assets.

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

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurements are classified based on the following fair value hierarchy:

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

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) issued accounting guidance which amends the criteria for allocating a contract’s consideration to individual services or products in multiple-deliverable arrangements. The guidance requires that the best estimate of selling price be used when vendor specific objective or third-party evidence for deliverables cannot be determined. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not expect this guidance to have a significant impact on our consolidated financial position, results of operations or cash flows.

2.	ACCOUNTING CHANGES

Transfers of Financial Assets

In June 2009, the FASB issued accounting guidance which addresses the accounting and disclosure requirements for transfers of financial assets. The guidance is effective for new transfers of financial assets occurring on or after January 1, 2010. The adoption of this accounting guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

Consolidation for Variable Interest Entities

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

Fair Value Measurements

In September 2006, the FASB issued accounting guidance on fair value measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We adopted the accounting guidance on January 1, 2009 for all nonfinancial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis, including our vehicles held for sale. The adoption of this accounting guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

3.	ACQUISITIONS

Total Logistic Control Acquisition — On December 31, 2010, we acquired all the common stock of Total Logistic Control (TLC), a leading provider of comprehensive supply chain solutions to food, beverage, and

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

consumer packaged goods manufacturers in the U.S. TLC provides customers a broad suite of end-to-end services, including distribution management, contract packaging services and solutions engineering. This acquisition will enhance our SCS capabilities and growth prospects in the areas of packaging and warehousing, including temperature-controlled facilities. The purchase price was $209 million, of which $205 was paid in 2010. In addition, we incurred $4 million of acquisition costs, all of which was included in “Operating expense” in the Consolidated Statements of Earnings. The purchase price excludes certain items to be resolved post-closing with the seller, which may result in additional adjustments to the final purchase price.

The following table provides the preliminary estimated fair values of the assets and liabilities assumed at the acquisition date. The preliminary purchase price allocations and resulting impact on the December 31, 2010 Consolidated Balance Sheet relating to the TLC acquisition were as follows:

(In thousands)

Assets
Current assets	$24,249
Operating property and equipment	75,471
Goodwill	138,321
Customer relationships and other intangibles	35,380
Other assets	632

274,053

Liabilities:
Current liabilities	(26,575)
Deferred tax liabilities and other liabilities	(38,883)

(65,458)

Net assets acquired	$208,595

Edart Leasing LLC Acquisition — On February 2, 2009, we acquired the assets of Edart Leasing LLC (“Edart”), which included Edart’s fleet of approximately 1,600 vehicles and more than 340 contractual customers from Edart’s five locations in Connecticut for a purchase price of $85 million of which $81 million was paid in 2009 and $2 million was paid in 2010. The purchase price consisted mainly of revenue earning equipment and operating property. The combined network operates under the Ryder name, complementing our FMS business segment market coverage in the Northeast. We also acquired approximately 525 vehicles for remarketing.

Transpacific Container Terminal Ltd. and CRSA Logistics Ltd. Acquisition — On December 19, 2008, we acquired all of the assets of Transpacific Container Terminal Ltd. and CRSA Logistics Ltd. (“CRSA”) located in Port Coquitlam, British Columbia, as well as CRSA’s operations in Hong Kong and Shanghai, China. The companies specialize in trans-Pacific, end-to-end transportation management and supply chain services primarily for Canadian retailers. This acquisition adds complementary solutions to our capabilities including consolidation services in key Asian hub and off-dock deconsolidation operations in Canada. The purchase price was $15 million, of which $12 million was paid in 2008 and $2 million was paid in 2009.

Gordon Truck Leasing Acquisition — On August 29, 2008, we acquired the assets of Gordon Truck Leasing (“Gordon”), which included Gordon’s fleet of approximately 500 vehicles and nearly 130 contractual customers for a purchase price of $24 million, of which $23 million was paid in 2008 with remaining amounts paid in subsequent years. The combined network operates under the Ryder name, complementing our FMS market coverage and service network in Pennsylvania.

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

All of the acquisitions were accounted for as an acquisition of a business. Goodwill on these acquisitions represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. Factors that contributed to the recognition of goodwill in our acquisitions included (i) expected growth rates and profitability of the acquired companies, (ii) securing buyer-specific synergies that increase revenue and profits and are not otherwise available to market participants, (iii) significant cost savings opportunities, (iv) the experienced workforce and (v) our strategies for growth in sales, income and cash flows.

During the years ended December 31, 2010 and 2009, we paid $5 million and $1 million, respectively, related to other acquisitions including payments for acquisitions completed in prior years.

Pro Forma Information — The operating results of the acquired companies have been included in our consolidated financial statements from the dates of acquisitions. The following table provides the unaudited pro forma revenue, net earnings and earnings per diluted common share as if the results of the 2010 acquisition had been included in operations commencing January 1, 2009 and the 2008 acquisitions had been included in operations commencing January 1, 2007. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the acquisitions been consummated during the periods for which the pro forma information is presented, or of future results.

	Unaudited Pro Forma
	Years ended December 31
	2010	2009	2008
	(In thousands, except per share amounts)

Revenue	$5,389,841	5,145,959	6,049,390
Net earnings	$126,974	59,922	201,712
Net earnings per common share:
Basic	$2.42	1.08	3.56
Diluted	$2.41	1.08	3.54

Our reported results were as follows:

	As Reported
	Years ended December 31
	2010	2009	2008

Revenue	$5,136,435	4,887,254	5,999,041
Net earnings	$118,170	61,945	199,881
Net earnings per common share:
Basic	$2.25	1.11	3.52
Diluted	$2.25	1.11	3.50

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Subsequent Events

On January 10, 2011, we acquired the assets of Carmenita Leasing, Inc., a full service leasing and rental business located in Santa Fe Springs, California, which included a fleet of approximately 190 full service lease and rental units, and 60 contractual customers. The asset purchase will be accounted for as an acquisition of a business.

On January 28, 2011, we acquired The Scully Companies, Inc. (“Scully”), which included Scully’s fleet of approximately 1,800 full service lease units and 300 rental vehicles, and approximately 200 contractual customers. The purchase will be accounted for as an acquisition of a business.

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

Summarized results of discontinued operations were as follows:

	Years ended December 31
	2010	2009	2008
	(In thousands)

Total revenue	$—	70,357	207,195

Pre-tax loss from discontinued operations	$(7,525)	(28,087)	(59,367)
Income tax benefit (expense)	1,087	(85)	1,669

Loss from discontinued operations, net of tax	$(6,438)	(28,172)	(57,698)

Results of discontinued operations in 2010 included $4 million of pre-tax losses related to adverse legal developments, professional fees and administrative fees associates with our discontinued South American operations. Results of discontinued operations in 2010 also included a $3 million charge related to the remaining contractual lease payments of a SCS leased facility in Europe, which we are no longer utilizing.

Results of discontinued operations included operating losses of $11 million and $12 million in 2009 and 2008, respectively. During 2009 and 2008, we incurred restructuring and other charges (primarily exit-related) of $17 million and $47 million, respectively. These charges included the following:

•	Net severance and employee-related costs of $1 million in 2009 and $15 million in 2008 related to approximately 2,500 employees associated with these operations. In 2009, we had severance and employee-related costs of $5 million offset by $4 million of non-cash reductions as we refined our prior year estimates.

•	Termination costs of $1 million in 2009 and $4 million in 2008 representing the contractual penalty for terminating leases and customer contracts before the end of the contract term. In 2009, we incurred contract termination costs of $3 million as we continued to negotiate with our counterparties. The charges in 2009 were offset by $2 million of non-cash reductions as we refined our prior year estimates.

•	Asset impairments totaled $18 million in 2008 in conjunction with our decision to discontinue operations in these regions. The review of assets for impairment was triggered by our restructuring initiatives. The asset impairments included $11 million of SCS U.K. goodwill which represented the

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

entire goodwill related to this reporting unit. The asset impairment charges also included $7 million primarily for revenue earning equipment and operating property and equipment.

•	Restructuring plan implementation costs of $2 million in 2009, mostly professional service fees.

•	In the fourth quarter of 2009, we substantially liquidated our investment in several South American subsidiaries where we ceased operations. As a result, we recognized a charge of $14 million related to accumulated foreign currency translation losses.

•	In the fourth quarter of 2008, a customer in the SCS business segment in the U.K. declared bankruptcy. A portion of our services to this customer included the long-term financing of assets used to support the operations. As a result of the bankruptcy, we determined that this finance lease receivable was not recoverable and recorded a $4 million pre-tax charge. During 2009, we recovered approximately $1 million of the receivable.

•	In the second quarter of 2008, we recorded a pre-tax charge of $6.5 million ($6.8 million after-tax) for prior years’ adjustments associated with our Brazilian SCS operation. The charge was identified in the course of a detailed business and financial review in Brazil, which occurred following certain adverse tax and legal developments. We determined that accruals of $3.7 million, primarily for carrier transportation and loss contingencies related to tax and legal matters, were not established in the appropriate period; and deferrals of $3.1 million, primarily for indirect value-added taxes, were overstated. The charges related primarily to the period from 2004 to 2007. After considering the qualitative and quantitative effects of the charges, we determined the charges were not material to our consolidated financial statements in any individual prior period, and the cumulative amount was not material to 2008 results. Therefore, we recorded the adjustment for the cumulative amount in the second quarter of 2008.

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

The following is a summary of assets and liabilities of discontinued operations:

	December 31,	December 31,
	2010	2009
	(In thousands)

Assets:
Total current assets, primarily other receivables	$4,710	$3,671
Total assets	$6,346	$7,631
Liabilities:
Total current liabilities, primarily other payables	$4,018	$7,713
Total liabilities	$7,882	$12,869

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	RESTRUCTURING AND OTHER CHARGES

The components of restructuring and other charges, net in 2010, 2009 and 2008 were as follows:

	Years ended December 31
	2010	2009	2008
	(In thousands)

Restructuring charges, net:
Severance and employee-related costs	$—	2,206	11,209
Contract termination costs	—	—	29

	—	2,206	11,238
Other charges:
Early retirement of debt	—	4,178	—
Asset impairments	—	22	10,242

Total	$—	6,406	21,480

As mentioned in Note 29, “Segment Reporting,” our primary measure of segment financial performance excludes, among other items, restructuring and other charges, net. However, the applicable portion of the restructuring and other charges, net that related to each segment in 2010, 2009, and 2008 were as follows:

	Years ended December 31
	2010	2009	2008
	(In thousands)

Fleet Management Solutions	$—	5,631	16,643
Supply Chain Solutions	—	618	2,820
Dedicated Contract Carriage	—	41	533
Central Support Services	—	116	1,484

Total	$—	6,406	21,480

2009 Activity

In the first quarter of 2009, we eliminated approximately 30 positions as part of workforce reductions under cost containment initiatives, which began in the fourth quarter of 2008. Workforce reductions resulted in a pre-tax restructuring charge of $3 million, and were offset by $1 million of refinements in estimates from prior restructuring charges.

Other charges, net in 2009 consisted primarily of debt extinguishment charges of $4 million incurred as part of a $100 million debt tender offer completed in September 2009 and described in Note 16, “Debt.” The charge consisted of $3 million premium paid on the purchase of the $100 million outstanding and $1 million for the write-off of unamortized original debt discount and issuance costs and fees on the transaction.

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

In connection with the decision to transition out of European supply chain contracts and a declining economic environment, we performed an impairment analysis relating to our FMS U.K. reporting unit. Based

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

on our analysis, given current market conditions and business expectations, we concluded that the fair value of the reporting unit was less than the carrying amount. In the fourth quarter of 2008, we recorded a non-cash pre-tax impairment charge of $10 million related to the write-off of goodwill related to this reporting unit as the implied fair value of the goodwill was less than the carrying amount.

The following table presents a roll-forward of the activity and balances of our restructuring reserves, including discontinued operations for the years ended December 31, 2010 and 2009:

			Deductions		Foreign
	Beginning		Cash	Non-Cash	Translation	Ending
	Balance	Additions	Payments	Reductions(1)	Adjustment	Balance
	(In thousands)

Year ended December 31, 2010:
Employee severance and benefits	$1,070	152	971	29	12	234
Contract termination costs	172	3,150	303	—	21	3,040

Total	$1,242	3,302	1,274	29	33	3,274

Year ended December 31, 2009:
Employee severance and benefits	$26,541	8,162	29,668	4,790	825	1,070
Contract termination costs	3,482	3,098	4,851	1,687	130	172

Total	$30,023	11,260	34,519	6,477	955	1,242

(1)	Non-cash reductions represent adjustments to the restructuring reserve as actual costs were less than originally estimated.

At December 31, 2010, outstanding restructuring obligations are generally required to be paid over the next two years.

6.	RECEIVABLES

	December 31
	2010	2009
	(In thousands)

Trade	$534,850	493,203
Direct financing leases	63,304	68,296
Income tax	10,979	31,859
Insurance	5,154	6,830
Vendor rebates	3,537	2,464
Other	11,046	9,817

	628,870	612,469
Allowance	(13,867)	(13,808)

Total	$615,003	598,661

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31
	2010	2009
	(In thousands)

Current deferred tax asset	$16,713	12,790
Restricted cash	21,472	21,365
Prepaid vehicle licenses	41,237	37,349
Prepaid operating taxes	11,476	10,999
Prepaid real estate rent	7,768	8,530
Prepaid contract incentives	6,861	7,668
Prepaid software maintenance costs	2,647	3,151
Prepaid benefits	2,260	8,633
Prepaid insurance	8,324	6,710
Prepaid sales commissions	4,421	3,807
Other	13,365	12,039

Total	$136,544	133,041

8.	REVENUE EARNING EQUIPMENT

	Estimated	December 31, 2010			December 31, 2009
	Useful		Accumulated	Net Book		Accumulated	Net Book
	Lives	Cost	Depreciation	Value(1)	Cost	Depreciation	Value(1)
	(In years)	(In thousands)

Held for use:
Full service lease	3 — 12	$5,639,410	(2,408,126)	3,231,284	5,616,102	(2,173,693)	3,442,409
Commercial rental	4.5 — 12	1,549,094	(647,764)	901,330	1,235,404	(577,839)	657,565
Held for sale		260,114	(191,510)	68,604	340,332	(261,647)	78,685

Total		$7,448,618	(3,247,400)	4,201,218	7,191,838	(3,013,179)	4,178,659

(1)	Revenue earning equipment, net includes vehicles under capital leases of $12 million, less accumulated amortization of $5 million at December 31, 2010, and $20 million, less accumulated amortization of $7 million at December 31, 2009. Amortization expense attributed to vehicles under capital leases is combined with depreciation expense.

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

At the end of 2009, 2008 and 2007, we completed our annual review of residual values and useful lives of revenue earning equipment. Based on the results of our 2009 analysis, we adjusted the residual values of certain classes of our revenue earning equipment effective January 1, 2010. The residual value change decreased pre-tax earnings in 2010 by approximately $14 million compared with 2009. Based on the results of the review, the adjustment to depreciation was not significant for 2009 and 2008.

In 2010, based on current and expected market conditions, we recognized $5 million of accelerated depreciation on certain classes of vehicles expected to be held for sale through 2011. In 2009, we recognized

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$10 million of accelerated depreciation on certain classes of vehicles expected to be held for sale through 2010.

9.	OPERATING PROPERTY AND EQUIPMENT

	Estimated	December 31
	Useful Lives	2010	2009
	(In years)	(In thousands)

Land	—	$175,844	161,300
Buildings and improvements	10 — 40	695,806	647,128
Machinery and equipment	3 — 10	508,736	481,603
Other	3 — 10	107,214	109,536

		1,487,600	1,399,567
Accumulated depreciation		(880,757)	(855,657)

Total		$606,843	543,910

10.	GOODWILL

The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	Fleet	Supply	Dedicated
	Management	Chain	Contract
	Solutions	Solutions	Carriage	Total
	(In thousands)

Balance at January 1, 2009
Goodwill	$186,563	46,949	4,900	238,412
Accumulated impairment losses	(10,322)	(29,837)	—	(40,159)

	176,241	17,112	4,900	198,253

Acquisition(1)	14,871	1,365	—	16,236
Foreign currency translation adjustment	874	1,081	—	1,955

Balance at December 31, 2009(2)
Goodwill	202,308	38,457	4,900	245,665
Accumulated impairment losses	(10,322)	(18,899)	—	(29,221)

	191,986	19,558	4,900	216,444

Acquisitions(1)	287	138,321	—	138,608
Foreign currency translation adjustment	346	444	—	790

Balance at December 31, 2010(2)
Goodwill	202,941	177,222	4,900	385,063
Accumulated impairment losses	(10,322)	(18,899)	—	(29,221)

	$192,619	158,323	4,900	355,842

(1)	See Note 3, “Acquisitions,” for additional information on acquisitions.

(2)	Adjusted for write-off of SCS UK goodwill and accumulated impairment loss upon discontinuance of operations in 2009.

On April 1st of this year, we completed our annual goodwill impairment test and determined there was no impairment. On December 31, 2008, we performed an interim impairment test for our reporting units in the

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

U.K. based on market conditions in the fourth quarter of 2008 and our decision to exit certain SCS contracts in Europe. We determined that goodwill associated with our U.K. reporting units was impaired and we recorded an impairment charge of $21 million for all goodwill in the U.K. as of December 31, 2008. The impairment charge for the FMS U.K. goodwill was recorded within “Restructuring and other charges, net” in our Consolidated Statements of Earnings and the impairment charge for the SCS U.K. goodwill was recorded within “Loss from discontinued operations, net of tax” in our Consolidated Statements of Earnings.

11.	INTANGIBLE ASSETS

	December 31
	2010	2009
	(In thousands)

Indefinite lived intangible assets — Trade name	$9,084	9,084
Finite lived intangible assets:
Customer relationship intangibles	73,237	37,497
Accumulated amortization	(11,415)	(8,252)

	61,822	29,245
Foreign currency translation adjustment	1,363	791

Total	$72,269	39,120

The Ryder trade name has been identified as having an indefinite useful life. Customer relationship intangibles are being amortized on a straight-line basis over their estimated useful lives, generally 10-16 years. We recorded amortization expense associated with finite lived intangible assets of approximately $3 million in 2010 and 2009, and $2 million in 2008. The future amortization expense for each of the five succeeding years related to all intangible assets that are currently recorded in the Consolidated Balance Sheets is estimated to be as follows at December 31, 2010:

(In thousands)

2011	$5,978
2012	5,178
2013	5,178
2014	4,375
2015	4,257

Total	$24,966

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.	DIRECT FINANCING LEASES AND OTHER ASSETS

	December 31
	2010	2009
	(In thousands)

Direct financing leases, net	$274,631	285,273
Investments held in Rabbi Trusts	17,404	19,686
Insurance receivables	11,075	13,300
Debt issuance costs	13,075	17,009
Prepaid pension asset	20,609	10,588
Contract incentives	18,638	21,776
Interest rate swap agreement	15,429	12,101
Other	22,040	21,591

Total	$392,901	401,324

13.	ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31, 2010			December 31, 2009
	Accrued	Non-Current		Accrued	Non-Current
	Expenses	Liabilities	Total	Expenses	Liabilities	Total
	(In thousands)

Salaries and wages	$81,037	—	81,037	45,349	—	45,349
Deferred compensation	1,965	21,258	23,223	5,068	16,970	22,038
Pension benefits	2,984	333,074	336,058	2,695	328,571	331,266
Other postretirement benefits	3,382	43,787	47,169	3,214	46,115	49,329
Employee benefits	2,251	—	2,251	2,346	—	2,346
Insurance obligations, primarily self-insurance	110,697	148,639	259,336	111,144	151,045	262,189
Residual value guarantees	2,301	2,196	4,497	2,177	1,872	4,049
Deferred rent	2,397	16,787	19,184	1,995	16,302	18,297
Deferred vehicle gains	473	1,374	1,847	790	2,259	3,049
Environmental liabilities	5,145	8,908	14,053	5,285	9,578	14,863
Asset retirement obligations	3,868	12,319	16,187	4,881	11,435	16,316
Operating taxes	73,095	—	73,095	70,370	—	70,370
Income taxes	2,559	73,849	76,408	459	73,311	73,770
Interest	30,478	—	30,478	29,123	—	29,123
Deposits, mainly from customers	31,755	7,538	39,293	29,511	7,527	37,038
Deferred revenue	15,956	4,646	20,602	9,136	5,578	14,714
Other	46,672	6,433	53,105	31,402	11,050	42,452

Total	$417,015	680,808	1,097,823	354,945	681,613	1,036,558

We retain a portion of the accident risk under vehicle liability and workers’ compensation insurance programs. Self-insurance accruals are based primarily on actuarially estimated, undiscounted cost of claims, and include claims incurred but not reported. Such liabilities are based on estimates. Historical loss development factors are utilized to project the future development of incurred losses, and these amounts are adjusted based upon actual claim experience and settlements. While we believe the amounts are adequate,

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

there can be no assurance that changes to our estimates may not occur due to limitations inherent in the estimation process. During 2010, 2009 and 2008, we recorded a (charge) benefit of $(3) million, $1 million, and $23 million, respectively, within “Operating expense” in our Consolidated Statements of Earnings, from development in estimated prior years’ self-insured loss reserves for the reasons noted above.

14.	INCOME TAXES

The components of earnings from continuing operations before income taxes and the provision for income taxes from continuing operations were as follows:

	Years ended December 31
	2010	2009	2008
	(In thousands)

Earnings from continuing operations before income taxes:
United States	$156,123	132,235	352,180
Foreign	30,182	11,534	57,108

Total	$186,305	143,769	409,288

Current tax expense (benefit) from continuing operations:
Federal(1)	$4,536	(44,832)	1,084
State(1)	4,468	6,037	4,444
Foreign	11,596	(236)	17,381

	20,600	(39,031)	22,909

Deferred tax expense (benefit) from continuing operations:
Federal	38,179	90,433	114,778
State	7,198	2,736	11,776
Foreign	(4,280)	(486)	2,246

	41,097	92,683	128,800

Provision for income taxes from continuing operations	$61,697	53,652	151,709

(1)	Excludes federal and state tax benefits resulting from the exercise of stock options and vesting of restricted stock awards, which were credited directly to “Additional paid-in capital.”

A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations follows:

	Years ended December 31
	2010	2009	2008
	(Percentage of pre-tax earnings)

Federal statutory tax rate	35.0	35.0	35.0
Impact on deferred taxes for changes in tax rates	0.4	(3.7)	(0.6)
State income taxes, net of federal income tax benefit	4.6	6.0	4.0
Tax reviews and audits	(7.0)	(2.8)	(2.7)
Restructuring and other charges, net	—	1.7	1.1
Miscellaneous items, net	0.1	1.1	0.3

Effective tax rate	33.1	37.3	37.1

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The 2010 effective income tax rate benefited from the favorable settlement of domestic tax audits in 2010 and the reversal of reserves for uncertain tax positions due to the expiration of a statute of limitation. In the aggregate, these items reduced the effective rate by 5.7% of pre-tax earnings from continuing operations. The 2009 effective income tax rate benefited from enacted tax law changes in Ontario, Canada, the favorable settlement of a foreign tax audit and reversal of reserves for uncertain tax positions for which the statute of limitation in various jurisdictions had expired. In the aggregate, these items reduced the effective rate by 6.5% of pre-tax earnings. The benefits in 2009 were partially offset by the impact of non-deductible expenses on lower pre-tax earnings from continuing operations. The 2008 effective income tax rate benefited from enacted tax law changes in Massachusetts and the reversal of reserves for uncertain tax positions, for which the statute of limitation in various jurisdictions had expired which, in the aggregate, totaled 3.3% of pre-tax earnings. The benefits in 2008 were partially offset by the adverse impact of non-deductible restructuring and other charges.

Tax Law Changes

The effects of changes in tax laws on deferred tax balances are recognized in the period the new legislation is enacted. The following provides a summary of the impact of changes in tax laws on net earnings from continuing operations and net earnings per diluted common share from continuing operations by tax jurisdiction:

			Diluted Earnings Per
Tax Jurisdiction	Enactment Date	Net Earnings	Share
		(In thousands)

2010
United Kingdom	July 27, 2010	$400	$0.01

2009
Ontario, Canada	December 15, 2009	$4,100	$0.07
State of Wisconsin	February 19, 2009	$513	$0.01

2008
State of Massachusetts	July 2, 2008	$1,759	$0.03

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Income Taxes

The components of the net deferred income tax liability were as follows:

	December 31
	2010	2009
	(In thousands)

Deferred income tax assets:
Self-insurance accruals	$34,554	33,139
Net operating loss carryforwards	97,084	69,807
Alternative minimum taxes	9,679	9,679
Accrued compensation and benefits	54,666	38,024
Federal benefit on state tax positions	18,238	17,987
Pension benefits	118,710	121,115
Miscellaneous other accruals	32,147	30,143

	365,078	319,894
Valuation allowance	(39,216)	(36,573)

	325,862	283,321

Deferred income tax liabilities:
Property and equipment bases difference	(1,398,642)	(1,292,691)
Other items	(19,363)	(13,714)

	(1,418,005)	(1,306,405)

Net deferred income tax liability(1)	$(1,092,143)	(1,023,084)

(1)	Deferred tax assets of $17 million and $13 million have been included in “Prepaid expenses and other current assets” at December 31, 2010 and 2009, respectively.

We do not provide for U.S. deferred income taxes on temporary differences related to our foreign investments that are considered permanent in duration. These temporary differences consist primarily of undistributed foreign earnings of $451 million at December 31, 2010. A full foreign tax provision has been made on these undistributed foreign earnings. Determination of the amount of deferred taxes on these temporary differences is not practicable due to foreign tax credits and exclusions.

At December 31, 2010, we had U.S. federal net operating loss carryforwards of $21 million and various U.S. subsidiaries had state net operating loss carryforwards of $41 million both expiring through tax year 2029. We also had foreign net operating losses of $35 million that are available to reduce future income tax payments in several countries, subject to varying expiration rules. A valuation allowance has been established to reduce deferred income tax assets, principally foreign tax loss carryforwards to amounts more likely than not to be realized. We had unused alternative minimum tax credits, for tax purposes, of $10 million at December 31, 2010 available to reduce future income tax liabilities. The alternative minimum tax credits may be carried forward indefinitely.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

State — for the majority of states, we are no longer subject to tax examinations by tax authorities for tax years before 2007.

Foreign — we are no longer subject to foreign tax examinations by tax authorities for tax years before 2003 in Canada, 2001 in Brazil, 2005 in Mexico and 2007 in the U.K., which are our major foreign tax jurisdictions. In Brazil, we were assessed $17 million, including penalties and interest, related to the tax due on the sale of our outbound auto carriage business in 2001. On November 11, 2010, the Administrative Tax Court dismissed the assessment. The period for the tax authority to appeal the decision has not yet closed. We believe it is more likely than not that our tax position will ultimately be sustained and no amounts have been reserved for this matter.

The following table summarizes the activity related to unrecognized tax benefits (excluding the federal benefit received from state positions):

	December 31
	2010	2009	2008
	(In thousands)

Balance at January 1	$69,494	51,741	65,306
Additions based on tax positions related to the current year	4,233	12,422	6,840
Additions for tax positions of prior years	—	9,615	—
Reductions for tax positions of prior years	—	—	(11,296)
Settlements	(8,280)	(1,995)	(1,664)
Reductions due to lapse of applicable statute of limitation	(4,211)	(2,289)	(7,445)

Gross balance at December 31	61,236	69,494	51,741
Interest and penalties	5,858	6,709	3,996

Balance at December 31	$67,094	76,203	55,737

Of the total unrecognized tax benefits, $49 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The total amount of accrued interest and penalties, net of the federal benefit on state issues, resulting from such unrecognized tax benefits was $5 million and $6 million at December 31, 2010 and 2009, respectively. For the years ended December 31, 2010, 2009 and 2008, we recognized an income tax benefit related to interest and penalties of $2 million, $0.6 million, and $2 million, respectively, within “Provision for income taxes” in our Consolidated Statements of Earnings. Unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $2 million by December 31, 2011, if audits are completed or tax years close during 2011.

Like-Kind Exchange Program

We have a like-kind exchange program for certain of our revenue earning equipment operating in the U.S. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form whereby tax gains on disposal of eligible vehicles are deferred. To qualify for like-kind exchange treatment, we exchange, through a qualified intermediary, eligible vehicles being disposed of with vehicles being acquired allowing us

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

to generally carryover the tax basis of the vehicles sold (“like-kind exchanges”). The program results in a material deferral of federal and state income taxes. As part of the program, the proceeds from the sale of eligible vehicles are restricted for the acquisition of replacement vehicles and other specified applications. Due to the structure utilized to facilitate the like-kind exchanges, the qualified intermediary that holds the proceeds from the sales of eligible vehicles and the entity that holds the vehicles to be acquired under the program are required to be consolidated in the accompanying Consolidated Financial Statements in accordance with U.S. GAAP. At December 31, 2010 and 2009, these consolidated entities had total assets, primarily revenue earning equipment, and total liabilities, primarily accounts payable, of $50 million and $29 million, respectively.

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

	December 31
	2010	2009
	(In thousands)

Total minimum lease payments receivable	$548,419	582,532
Less: Executory costs	(171,076)	(189,057)

Minimum lease payments receivable	377,343	393,475
Less: Allowance for uncollectibles	(784)	(813)

Net minimum lease payments receivable	376,559	392,662
Unguaranteed residuals	57,898	59,049
Less: Unearned income	(96,522)	(98,142)

Net investment in direct financing and sales-type leases	337,935	353,569
Current portion	(63,304)	(68,296)

Non-current portion	$274,631	285,273

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our direct financing lease customers operate in a wide variety of industries, and we have no significant customer concentrations in any one industry. We assess credit risk for all of our customers including those who lease equipment under direct financing leases. Credit risk is assessed using an internally developed model which incorporates credit scores from third party providers and our own custom risk ratings and is updated on a monthly basis. The external credit scores are developed based on the customer’s historical payment patterns and an overall assessment of the likelihood of delinquent payments. Our internal ratings are weighted based on the industry that the customer operates, company size, years in business, and other credit-related indicators (i.e. profitability, cash flow, liquidity, tangible net worth, etc.). Any one of the following factors may result in a customer being classified as high risk: i) the customer has a history of late payments; ii) the customer has open lawsuits, liens or judgments; iii) the customer has been in business less that 3 years; and iv) the customer operates in an industry with low barriers to entry. For those customers who are designated as high risk, we typically require deposits to be paid in advance in order to mitigate our credit risk. Additionally, our receivables are collateralized by the vehicle’s fair value, which further mitigates our credit risk. The following table presents the credit risk profile by creditworthiness category of our direct financing lease receivables at December 31, 2010:

(In thousands)

Very low risk	$41,942
Low risk	39,369
Moderate risk	198,195
Moderately high risk	43,012
High risk	15,417

$337,935

The balance of the allowance for uncollectible accounts for our direct financing lease receivables was $0.8 million as of December 31, 2010. We determine the adequacy of our allowance for uncollectible accounts for our direct financing lease receivables based on an analysis of historical write-offs to receivable and reserve levels on a monthly basis as well as declines in the value of the underlying vehicle. As of December 31, 2010, the amount of direct financing lease receivables which were past due was not significant and there were no impaired receivables. Accordingly, there was no material risk of default with respect to the direct financing lease receivables as of December 31, 2010.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

estimates of residual value guarantees include the market for used equipment, the condition of the equipment at the end of the lease and inherent limitations in the estimation process. See Note 19, “Guarantees,” for additional information.

During 2010, 2009 and 2008, rent expense (including rent of facilities classified within “Operating expense,” in our Consolidated Statements of Earnings but excluding contingent rentals) was $156 million, $163 million and $171 million, respectively. During 2010, 2009 and 2008, contingent rental income comprised of residual value guarantees, payments based on miles run and adjustments to rental payments for changes in interest rates on all other leased vehicles were $2 million, $2 million and $1 million, respectively.

Lease Payments

Future minimum payments for leases in effect at December 31, 2010 were as follows:

	As Lessor(1)		As Lessee
		Direct
	Operating	Financing	Operating
	Leases	Leases	Leases
	(In thousands)

2011	$1,208,567	126,156	100,156
2012	873,190	110,155	68,669
2013	560,183	93,169	48,170
2014	334,379	77,852	49,369
2015	191,275	59,584	13,470
Thereafter	137,329	81,503	27,230

Total	$3,304,923	548,419	307,064

(1)	Amounts do not include contingent rentals, which may be received under certain leases on the basis of miles of use or changes in the Consumer Price Index. Contingent rentals from operating leases included in revenue during 2010, 2009 and 2008 were $294 million, $326 million, and $354 million, respectively. Contingent rentals from direct financing leases included in revenue during 2010, 2009, and 2008 were $12 million, $13 million, and $14 million, respectively.

The amounts in the previous table related to the lease of revenue earning equipment are based upon the general assumption that revenue earning equipment will remain on lease for the length of time specified by the respective lease agreements. The future minimum payments presented above related to the lease of revenue earning equipment are not a projection of future lease revenue or expense; no effect has been given to renewals, new business, cancellations, contingent rentals or future rate changes. Total future sublease rentals from revenue earning equipment under operating leases as lessee of $87 million are included within the future minimum rental payments for operating leases as lessor.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.	DEBT

	Weighted-Average
	Interest Rate
	December 31			December 31
	2010	2009	Maturities	2010	2009
				(In thousands)

Short-term debt and current portion of long-term debt:
Unsecured foreign obligations	4.56%	6.98%	2011	$42,968	5,369
Current portion of long-term debt, including capital leases				377,156	227,248

Total short-term debt and current portion of long-term debt				420,124	232,617

Long-term debt:
U.S. commercial paper(1)	0.42%	0.43%	2012	367,880	191,934
Unsecured U.S. notes — Medium-term notes(1)	5.28%	5.89%	2011-2025	2,158,647	2,032,344
Unsecured U.S. obligations, principally bank term loans	1.54%	1.45%	2012-2013	105,600	132,150
Unsecured foreign obligations	5.14%	5.22%	2012	45,109	112,782
Capital lease obligations	7.86%	8.26%	2011-2017	11,369	11,011

Total before fair market value adjustment				2,688,605	2,480,221
Fair market value adjustment on note subject to hedging(2)				15,429	12,101

				2,704,034	2,492,322
Current portion of long-term debt, including capital leases				(377,156)	(227,248)

Long-term debt				2,326,878	2,265,074

Total debt				$2,747,002	2,497,691

(1)	We had unamortized original issue discounts of $10 million and $12 million at December 31, 2010 and 2009, respectively.

(2)	The notional amount of the executed interest rate swap designated as a fair value hedge was $250 million at December 31, 2010 and 2009.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities of debt were as follows:

	Capital Leases	Debt
	(In thousands)

2011	$2,930	417,932
2012	2,760	631,037
2013	2,520	349,777
2014	2,503	249,984
2015	1,845	308,289
Thereafter	1,103	763,185

Total	13,661	2,720,204

Imputed interest	(2,292)

Present value of minimum capitalized lease payments	11,369
Current portion	(2,192)

Long-term capitalized lease obligation	$9,177

Debt Facilities

We can borrow up to $875 million under a global revolving credit facility with a syndicate of thirteen lending institutions led by Bank of America N.A., Bank of Tokyo-Mitsubishi UFJ, Ltd., Mizuho Corporate Bank, Ltd., Royal Bank of Scotland Plc and Wells Fargo N.A. The global credit facility matures in April 2012 and is used primarily to finance working capital and provide support for the issuance of unsecured commercial paper in the U.S. and Canada. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at December 31, 2010). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The agreement provides for annual facility fees, which range from 22.5 basis points to 62.5 basis points, and are based on Ryder’s long-term credit ratings. The current annual facility fee is 37.5 basis points, which applies to the total facility size of $875 million. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions, and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated tangible net worth, of less than or equal to 300%. Tangible net worth, as defined in the credit facility, includes 50% of our deferred federal income tax liability and excludes the book value of our intangibles. The ratio at December 31, 2010 was 189%. At December 31, 2010, $506 million was available under the credit facility, net of the support for commercial paper borrowings.

Our global revolving credit facility permits us to refinance short-term commercial paper obligations on a long-term basis. Settlement of short-term commercial paper obligations not expected to require the use of working capital are classified as long-term as we have both the intent and ability to refinance on a long-term basis. At December 31, 2010 and 2009, we classified $368 million and $192 million, respectively, of short-term commercial paper as long-term.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program are limited to $175 million. If no event occurs which causes early termination, the 364-day program will expire on October 28, 2011. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. At December 31, 2010 and December 31, 2009, no amounts were outstanding under the program. Sales of receivables under this program will be accounted for as secured borrowings based on our continuing involvement in the transferred assets.

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

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and the levels of inputs used to measure fair value:

		Fair Value Measurements
		At December 31, 2010 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In thousands)

Assets:
Investments held in Rabbi Trusts:
Cash and cash equivalents		$2,348	—	—	$2,348
U.S. equity mutual funds		8,409	—	—	8,409
Foreign equity mutual funds		5,188	—	—	5,188
Fixed income mutual funds		1,459	—	—	1,459

Investments held in Rabbi Trusts	DFL and other assets	17,404	—	—	17,404
Interest rate swap	DFL and other assets	—	15,429	—	15,429

Total assets at fair value		$17,404	15,429	—	$32,833

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Fair Value Measurements
		At December 31, 2009 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In thousands)

Assets:
Investments held in Rabbi Trusts	DFL and other assets	$19,686	—	—	19,686
Interest rate swap	DFL and other assets	—	12,101	—	12,101

Total assets at fair value		$19,686	12,101	—	31,787

The following table presents our assets that are measured at fair value on a nonrecurring basis and the levels of inputs used to measure fair value:

	Fair Value Measurements
	At December 31, 2010 Using
	Level 1	Level 2	Level 3	Total Losses(2)

Assets held for sale:
Revenue earning equipment:(1)
Trucks	$—	—	11,796	$13,014
Tractors	—	—	8,818	9,432
Trailers	—	—	1,437	3,812

Total assets at fair value	$—	—	22,051	$26,258

	Fair Value Measurements
	At December 31, 2009 Using
	Level 1	Level 2	Level 3	Total Losses(2)

Assets held for sale:
Revenue earning equipment(1)	$—	—	44,276	$52,284
Operating property and equipment	—	—	8,753	6,676

Total assets at fair value	$—	—	53,029	$58,960

(1)	Represents the portion of all revenue earning equipment held for sale that is recorded at fair value, less costs to sell.

(2)	Total losses represent fair value adjustments for all vehicles held for sale throughout the period for which fair value less costs to sell was less than carrying value.

Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. Losses to reflect changes in fair value are presented within “Depreciation expense” in the Consolidated Statements of Earnings. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (tractors, trucks and trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. Fair value was determined based upon recent market prices obtained from our own sales experience for sales of each class of similar assets and vehicle condition. Therefore, our revenue earning equipment held for sale was classified within Level 3 of the fair value hierarchy. During the years ended December 31, 2010, 2009, and 2008, we recorded a loss to reflect changes in fair value of $26 million, $52 million and $29 million, respectively.

Operating property and equipment held for sale represented a SCS facility in Singapore for which the carrying amount was required to be written down to fair value of $9 million, resulting in an impairment loss of $7 million in 2009. Fair value was based on an appraisal of the facility determined using observable market data and adjusted for recent offers. Therefore, our operating property and equipment held for sale was classified within Level 3 of the fair value hierarchy.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total fair value of debt (excluding capital lease obligations) at December 31, 2010 and 2009 was $2.86 billion and $2.60 billion, respectively. For publicly-traded debt, estimates of fair value are based on market prices. For other debt, fair value is estimated based on rates currently available to us for debt with similar terms and remaining maturities. The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.

18.	DERIVATIVES

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

In February 2008, we entered into an interest rate swap with a notional amount of $250 million maturing in March 2013. The swap was designated as a fair value hedge whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. The interest rate swap agreement effectively changed $250 million of fixed-rate debt with an interest rate of 6.00% to LIBOR-based floating-rate debt at a rate of 2.63% and 2.90% at December 31, 2010 and 2009, respectively. Changes in the fair value of the interest rate swap are offset by changes in the fair value of the debt instrument. Accordingly, there is no ineffectiveness related to the interest rate swap.

The location and amount of gains (losses) on derivative instruments and related hedged items reported in the Consolidated Statements of Earnings were as follows:

	Location of Gain
	(Loss) Recognized	December 31
Fair Value Hedging Relationship	in Income	2010	2009	2008
		(In thousands)

Derivative: Interest rate swap	Interest expense	$3,328	(6,290)	18,391
Hedged item: Fixed-rate debt	Interest expense	(3,328)	6,290	(18,391)

Total		$—	—	—

19.	GUARANTEES

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

At December 31, 2010 and 2009, the maximum determinable exposure of each type of guarantee and the corresponding liability, if any, recorded on the Consolidated Balance Sheets were as follows:

	December 31, 2010		December 31, 2009
	Maximum	Carrying	Maximum	Carrying
	Exposure of	Amount of	Exposure of	Amount of
Guarantee	Guarantee	Liability	Guarantee	Liability
		(In thousands)

Vehicle residual value guarantees — finance lease programs(1)	$1,787	1,350	2,285	1,255
Used vehicle financing	—	—	1,595	104
Standby letters of credit	6,774	6,774	7,506	7,527

Total	$8,561	8,124	11,386	8,886

(1)	Amounts exclude contingent rentals associated with residual value guarantees on certain vehicles held under operating leases for which the guarantees are conditioned upon disposal of the leased vehicles prior to the end of their lease term. At December 31, 2010 and 2009, our maximum exposure for such guarantees was approximately $113 million and $159 million, respectively, with $4 million recorded as a liability at 2010 and 2009.

We have provided vehicle residual value guarantees to independent third parties for certain finance lease programs made available to customers. If the sales proceeds from the final disposition of the assets are less than the residual value guarantee, we are required to pay the difference to the independent third party. The individual customer finance leases expire periodically through 2014 but may be extended at the end of each lease term. At both December 31, 2010 and 2009, our maximum exposure for such guarantees was approximately $2 million with $1 million recorded as a liability.

We maintain agreements with independent third parties for the financing of used vehicle purchases by customers. Certain agreements require that we provide financial guarantees on defaulted customer contracts up to a maximum exposure amount. At December 31, 2010, the majority of these financing contracts had been repaid and our remaining exposure for such guarantees was not significant. At December 31, 2009, our maximum exposure for such guarantees was approximately $2 million with $0.1 million recorded as a liability.

At December 31, 2010 and 2009, we had letters of credit and surety bonds outstanding, which primarily guarantee various insurance activities as noted in the following table:

	December 31
	2010	2009
	(In thousands)

Letters of credit	$188,499	179,507
Surety bonds	76,273	83,231

Certain of these letters of credit and surety bonds guarantee insurance activities associated with insurance claim liabilities transferred in conjunction with the sale of our automotive transport business, reported as discontinued operations in previous years. To date, the insurance claims representing per-claim deductibles payable under third-party insurance policies have been paid and continue to be paid by the company that assumed such liabilities. However, if all or a portion of the estimated outstanding assumed claims of approximately $7 million at December 31, 2010 are unable to be paid, the third-party insurers may have recourse against certain of the outstanding letters of credit provided by Ryder in order to satisfy the unpaid claim deductibles. In 2009, in order to reduce our potential exposure to these claims, we drew upon an

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

outstanding letter of credit provided by the purchaser and have a deposit and corresponding liability, both of which are outstanding at December 31, 2010. Periodically, an actuarial valuation will be made in order to better estimate the amount of outstanding insurance claim liabilities.

20.	SHARE REPURCHASE PROGRAMS

In February 2010, our Board of Directors authorized a $100 million discretionary share repurchase program over a period not to exceed two years. In 2010, we completed this program and repurchased and retired 2,420,390 shares at an aggregate cost of $100 million.

In December 2009, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2009 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company’s various employee stock, stock option and employee stock purchase plans from December 1, 2009 through December 15, 2011. The December 2009 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish a prearranged written plan under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2009 program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During 2010, we repurchased and retired 561,656 shares under this program at an aggregate cost of $23 million. No shares were repurchased under this program during 2009.

In December 2007, our Board of Directors authorized a $300 million discretionary share repurchase program over a period not to exceed two years. Additionally, our Board of Directors authorized a separate two-year anti-dilutive repurchase program. The anti-dilutive program limited aggregate share repurchases to no more than 2 million shares of our common stock. In 2009 and 2008, we repurchased and retired 2,348,909 shares and 2,615,000 shares, respectively, under the $300 million program at an aggregate cost of $100 million and $170 million, respectively. In 2009 and 2008, we repurchased and retired 377,372 shares and 1,363,436 shares, respectively, under the anti-dilutive program at an aggregate cost of $16 million and $86 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

21.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

						Accumulated
	Currency				Unrealized	Other
	Translation	Net Actuarial	Prior Service	Transition	Gain (Loss)	Comprehensive
	Adjustments	Loss(1)	Credit(1)	Obligation(1)	on Derivatives	Loss
			(In thousands)

January 1, 2008	$116,898	(160,841)	12,991	91	(16)	(30,877)
Amortization	—	4,350	(1,765)	(21)	—	2,564
Pension curtailment	—	1,031	(2,318)	—	—	(1,287)
Current period change	(180,819)	(333,689)	—	—	(119)	(514,627)

December 31, 2008	(63,921)	(489,149)	8,908	70	(135)	(544,227)
Amortization	—	15,855	(1,550)	(18)	—	14,287
Pension curtailment	—	(12,182)	124	—	—	(12,058)
Realized currency translation loss, net(2)	14,212	—	—	—	—	14,212
Current period change	82,687	66,031	—	—	149	148,867

December 31, 2009	32,978	(419,445)	7,482	52	14	(378,919)
Amortization	—	12,416	(1,570)	(18)	—	10,828
Pension settlement	—	1,074	—	—	—	1,074
Current period change	13,009	(22,577)	—	—	(14)	(9,582)

December 31, 2010	$45,987	(428,532)	5,912	34	—	(376,599)

(1)	Amounts pertain to our pension and/or postretirement benefit plans.

(2)	Amounts pertain to liquidation of our investments in several discontinued operations.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22.	EARNINGS PER SHARE INFORMATION

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Years ended December 31
	2010	2009	2008
	(In thousands, except
	per share amounts)

Earnings per share — Basic:
Earnings from continuing operations	$124,608	90,117	257,579
Less: Distributed and undistributed earnings allocated to nonvested stock	(1,759)	(964)	(2,353)

Earnings from continuing operations available to common shareholders — Basic	$122,849	89,153	255,226

Weighted average common shares outstanding — Basic	51,717	55,035	56,204

Earnings from continuing operations per common share — Basic	$2.38	1.62	4.54

Earnings per share — Diluted:
Earnings from continuing operations	$124,608	90,117	257,579
Less: Distributed and undistributed earnings allocated to nonvested stock	(1,756)	(964)	(2,341)

Earnings from continuing operations available to common shareholders — Diluted	$122,852	89,153	255,238

Weighted average common shares outstanding — Basic	51,717	55,035	56,204
Effect of dilutive options	167	59	335

Weighted average common shares outstanding — Diluted	51,884	55,094	56,539

Earnings from continuing operations per common share — Diluted	$2.37	1.62	4.51

Anti-dilutive options not included above	1,654	2,632	1,109

23.	SHARE-BASED COMPENSATION PLANS

The following table provides information on share-based compensation expense and income tax benefits recognized in 2010, 2009 and 2008:

	Years ended December 31
	2010	2009	2008
	(In thousands)

Stock option and stock purchase plans	$9,069	9,887	10,617
Nonvested stock	7,474	6,517	6,459

Share-based compensation expense	16,543	16,404	17,076
Income tax benefit	(5,572)	(5,412)	(5,673)

Share-based compensation expense, net of tax	$10,971	10,992	11,403

Total unrecognized pre-tax compensation expense related to share-based compensation arrangements at December 31, 2010 was $20 million and is expected to be recognized over a weighted-average period of approximately 1.5 years. The total fair value of equity awards vested during the years ended December 31, 2010, 2009, and 2008 were $11 million, $14 million, and $14 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share-Based Incentive Awards

Share-based incentive awards are provided to employees under the terms of six share-based compensation plans (collectively, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money stock options and nonvested stock at December 31, 2010. There are 8.0 million shares authorized to be issued under the Plans at December 31, 2010. There were 3.1 million unused shares available to be granted under the Plans as of December 31, 2010.

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

Restricted stock awards are nonvested stock rights that are granted to employees and entitle the holder to shares of common stock as the award vests. Participants are entitled to non-forfeitable dividend equivalents on such awarded shares, but the sale or transfer of these shares is restricted during the vesting period. Time-vested restricted stock rights typically vest in three years regardless of company performance. The fair value of the time-vested awards is determined and fixed on the grant date based on Ryder’s stock price on the date of grant. Market-based restricted stock awards include a market-based vesting provision. For grants issued subsequent to 2008, employees only receive the grant of stock if Ryder’s cumulative average total shareholder return (TSR) at least meets the S&P 500 cumulative average TSR for the applicable three-year period. For the grants issued prior to 2009, employees only receive the grant of stock if Ryder’s total shareholder return (TSR) at least meets the S&P 500 TSR over the applicable three-year period. The fair value of the market-based awards is determined on the date of grant and is based on the likelihood of Ryder achieving the market-based condition. Expense on the market-based restricted stock awards is recognized regardless of whether the awards vest.

Employees granted market-based restricted stock rights also received market-based cash awards. The cash awards granted during 2010, 2009 and 2008 have the same vesting provisions as the market-based restricted stock rights except that Ryder’s TSR must at least meet the TSR of the 33rd percentile of the S&P 500. The cash awards are accounted for as liability awards under the share-based compensation accounting guidance as the awards are based upon the performance of our common stock and are settled in cash. As a result, the liability is adjusted to reflect fair value at the end of each reporting period. The fair value of the cash awards was estimated using a lattice-based option pricing valuation model that incorporates a Monte-Carlo simulation. The liability related to the cash awards was $4 million at December 31, 2010 and 2009.

The following table is a summary of compensation expense recognized related to cash awards in addition to share-based compensation expense reported in the previous table.

	Years ended December 31
	2010	2009	2008
		(In thousands)

Cash awards	$2,052	2,456	3,333

We grant restricted stock units (RSUs) to non-management members of the Board of Directors. Once granted, RSUs are eligible for non-forfeitable dividend equivalents but have no voting rights. The fair value of the awards is determined and fixed on the grant date based on Ryder’s stock price on the date of grant. The board member receives the RSUs upon their departure from the Board. The initial grant of RSUs will not vest unless the director has served a minimum of one year. When the board member receives the RSUs, they are redeemed for an equivalent number of shares of our common stock. Share-based compensation expense is recognized for RSUs in the year the RSUs are granted.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Option Awards

The following is a summary of option activity under our stock option plans as of December 31, 2010, and changes during the year ended December 31, 2010:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)

Options outstanding at January 1	3,029	$43.70
Granted	897	32.99
Exercised	(354)	32.04
Forfeited or expired	(89)	42.47

Options outstanding at December 31	3,483	$42.16	4.2	$39,904

Vested and expected to vest at December 31	3,357	$42.50	4.1	$37,423

Exercisable at December 31	1,869	$47.70	3.0	$11,519

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the market price of our stock on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options at year-end. The amount changes based on the fair market value of our stock.

Information about options in various price ranges at December 31, 2010 follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average Exercise		Average Exercise
Price Ranges	Shares	Contractual Term	Price	Shares	Price
	(In thousands)	(In years)		(In thousands)

Less than $35.00	1,651	5.6	$32.76	219	$32.12
35.00-40.00	52	1.9	37.36	52	37.36
40.00-45.00	674	1.8	43.48	668	43.50
45.00 and over	1,106	3.6	55.59	930	54.96

Total	3,483	4.2	$42.16	1,869	$47.70

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Awards

The following is a summary of the status of Ryder’s nonvested stock awards as of December 31, 2010 and changes during the year ended December 31, 2010:

	Time-Vested		Market-Based Vested
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
	(In thousands)		(In thousands)

Nonvested stock outstanding at January 1	258	$49.32	364	$28.56
Granted	76	39.87	188	15.50
Vested	(1)	41.61	(68)	30.13
Forfeited	(3)	58.48	(15)	24.26

Nonvested stock outstanding at December 31	330	$47.05	469	$23.23

Stock Purchase Plan

We maintain an Employee Stock Purchase Plan (ESPP), which enables eligible participants in the U.S. and Canada to purchase full or fractional shares of Ryder common stock through payroll deductions of up to 15% of eligible compensation. The ESPP provides for quarterly offering periods during which shares may be purchased at 85% of the fair market value on either the first or the last trading day of the quarter, whichever is less. Stock purchased under the ESPP must generally be held for 90 days. The amount of shares authorized to be issued under the existing ESPP was 5.0 million at December 31, 2010. There were 1.1 million unused shares available to be purchased under the ESPP at December 31, 2010.

The following table summarizes the status of Ryder’s ESPP:

Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)

Outstanding at January 1	—	$—
Granted	179	34.10
Exercised	(179)	34.10
Forfeited or expired	—	—

Outstanding at December 31	—	$—	—	$—

Exercisable at December 31	—	$—	—	$—

Share-Based Compensation Fair Value Assumptions

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing valuation model that uses the weighted-average assumptions noted in the table below. Expected volatility is based on historical volatility of our stock and implied volatility from traded options on our stock. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award. We use historical data to estimate stock option exercises and forfeitures within the valuation model. The expected term of stock option awards granted is derived from historical exercise experience under the share-based employee compensation arrangements and represents the period of time that stock option awards granted are expected to be outstanding. The fair value of market-based

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

stock awards is estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by Ryder.

The following table presents the weighted-average assumptions used for options granted:

	Years ended December 31
	2010	2009	2008

Option plans:
Expected dividends	3.0%	2.8%	1.6%
Expected volatility	43.9%	46.4%	31.9%
Risk-free rate	1.7%	1.5%	2.4%
Expected term	3.4 years	3.1 years	3.7 years
Grant-date fair value	$8.93	$9.26	$14.00
Purchase plan:
Expected dividends	2.5%	2.8%	1.6%
Expected volatility	35.6%	67.6%	45.7%
Risk-free rate	0.2%	0.2%	1.9%
Expected term	0.25 years	0.25 years	0.25 years
Grant-date fair value	$8.95	$9.43	$14.00

Exercise of Employee Stock Options and Purchase Plans

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $4 million, $2 million and $29 million, respectively. The total cash received from employees as a result of exercises under all share-based employee compensation arrangements for the years ended December 31, 2010, 2009 and 2008 was $17 million, $7 million and $55 million, respectively. In connection with these exercises, the tax benefits realized from share-based employee compensation arrangements were $1.0 million, $0.4 million and $8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

24.	EMPLOYEE BENEFIT PLANS

Pension Plans

We historically sponsored several defined benefit pension plans covering most employees not covered by union-administered plans, including certain employees in foreign countries. These plans generally provided participants with benefits based on years of service and career-average compensation levels. The funding policy for these plans is to make contributions based on annual service costs plus amortization of unfunded past service liability, but not greater than the maximum allowable contribution deductible for federal income tax purposes. We may, from time to time, make voluntary contributions to our pension plans, which exceed the amount required by statute. The majority of the plans’ assets are invested in a master trust that, in turn, is invested primarily in listed stocks and bonds. As discussed under Pension Curtailments and Settlements, we have frozen all of our major defined benefit pension plans.

We have a non-qualified supplemental pension plan covering certain U.S. employees, which provides for incremental pension payments from our funds so that total pension payments equal the amounts that would have been payable from our principal pension plans if it were not for limitations imposed by income tax regulations. The accrued pension liability related to this plan was $40 million and $37 million at December 31, 2010 and 2009, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We also participate in multi-employer plans that provide defined benefits to certain employees covered by collective-bargaining agreements. Such plans are usually administered by a board of trustees comprised of the management of the participating companies and labor representatives. The net pension cost of these plans is equal to the annual contribution determined in accordance with the provisions of negotiated labor contracts. Assets contributed to such plans are not segregated or otherwise restricted to provide benefits only to our employees.

Pension Expense

Pension expense from continuing operations was as follows:

	Years ended December 31
	2010	2009	2008
		(In thousands)

Company-administered plans:
Service cost	$15,239	21,022	25,162
Interest cost	96,125	93,008	92,468
Expected return on plan assets	(93,135)	(74,925)	(120,627)
Settlement/curtailment loss (gain)	1,487	58	(3,607)
Amortization of:
Transition obligation	(25)	(25)	(29)
Net actuarial loss	19,025	24,028	5,947
Prior service credit	(2,256)	(2,192)	(2,524)

	36,460	60,974	(3,210)
Union-administered plans	5,199	5,256	4,886

Net pension expense	$41,659	66,230	1,676

Company-administered plans:
U.S.	$33,733	50,863	(5,568)
Foreign	2,727	10,111	2,358

	36,460	60,974	(3,210)
Union-administered plans	5,199	5,256	4,886

	$41,659	66,230	1,676

The following table sets forth the weighted-average actuarial assumptions used in determining annual pension expense:

	U.S. Plans			Foreign Plans
	Years ended December 31			Years ended December 31
	2010	2009	2008	2010	2009	2008

Discount rate	6.20%	6.25%	6.35%	5.93%	6.81%	5.66%
Rate of increase in compensation levels	4.00%	4.00%	4.00%	3.54%	4.24%	4.13%
Expected long-term rate of return on plan assets	7.65%	7.90%	8.40%	7.04%	7.15%	7.50%
Transition amortization in years	—	—	—	2	2	4
Gain and loss amortization in years	26	27	28	28	17	11

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

Pension Curtailments and Settlements

Over the past few years we have made the following major amendments to our defined benefit retirement plans:

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

As a result of these amendments, non-grandfathered plan participants ceased accruing benefits under the plan as of the respective amendment effective date and began receiving an enhanced benefit under a defined contribution plan. All retirement benefits earned as of the amendment effective date will be fully preserved and will be paid in accordance with the plan and legal requirements. The freeze of the Canadian defined benefit plan created a pre-tax curtailment gain in 2008 of $4 million. There was no material impact to our financial condition and operating results from the other plan amendments.

During 2010, a number of employees in our Canadian pension plan elected to receive a lump-sum payment under the plan which resulted in a partial settlement of our benefit plan obligation. Accounting guidance requires that when a partial settlement occurs, the employer should recognize a pro rata portion of the unamortized net loss as pension expense. Accordingly, we recognized a pre-tax settlement loss during 2010 of $1.5 million, which reflects the partial reduction in the projected benefit obligation due to the partial settlement.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Obligations and Funded Status

The following table sets forth the benefit obligations, assets and funded status associated with our pension plans:

	December 31
	2010	2009
	(In thousands)

Change in benefit obligations:
Benefit obligations at January 1	$1,603,560	1,477,485
Service cost, including discontinued operations	15,239	21,405
Interest cost	96,125	93,008
Actuarial loss	104,893	58,236
Benefits paid	(65,377)	(67,335)
Settlement/curtailment	(4,635)	(7,677)
Foreign currency exchange rate changes	(5,572)	28,438

Benefit obligations at December 31	1,744,233	1,603,560

Change in plan assets:
Fair value of plan assets at January 1	1,282,882	975,540
Actual return on plan assets	157,567	213,768
Employer contribution	63,793	130,931
Participants’ contributions	372	1,303
Benefits paid	(65,377)	(67,335)
Settlement	(4,635)	—
Foreign currency exchange rate changes	(5,818)	28,675

Fair value of plan assets at December 31	1,428,784	1,282,882

Funded status	$(315,449)	(320,678)

Amounts recognized in the Consolidated Balance Sheets consisted of:

	December 31
	2010	2009
	(In thousands)

Noncurrent asset	$20,609	10,588
Current liability	(2,984)	(2,695)
Noncurrent liability	(333,074)	(328,571)

Net amount recognized	$(315,449)	(320,678)

Amounts recognized in accumulated other comprehensive loss (pre-tax) consisted of:

	December 31
	2010	2009
	(In thousands)

Transition obligation	$(51)	(76)
Prior service credit	(7,630)	(9,886)
Net actuarial loss	658,486	638,385

Net amount recognized	$650,805	628,423

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2011, we expect to recognize approximately $2 million of the prior service credit and $20 million of the net actuarial loss as a component of pension expense.

The following table sets forth the weighted-average actuarial assumptions used in determining funded status:

	U.S. Plans		Foreign Plans
	December 31		December 31
	2010	2009	2010	2009

Discount rate	5.70%	6.20%	5.55%	5.93%
Rate of increase in compensation levels	4.00%	4.00%	3.55%	3.54%

At December 31, 2010 and 2009, our pension obligations (accumulated benefit obligations (ABO) and projected benefit obligations (PBO) greater than the fair value of related plan assets for our U.S. and foreign plans were as follows:

	U.S. Plans		Foreign Plans		Total
	December 31		December 31		December 31
	2010	2009	2010	2009	2010	2009
			(In thousands)

Accumulated benefit obligations	$1,373,145	1,254,161	335,563	313,470	1,708,708	1,567,631
Plans with ABO in excess of plan assets:
PBO	$1,405,691	1,287,929	8,198	6,406	1,413,889	1,294,335
ABO	$1,373,145	1,254,161	6,888	5,664	1,380,033	1,259,825
Fair value of plan assets	$1,077,831	963,068	—	—	1,077,831	963,068
Plans with PBO in excess of plan assets:
PBO	$1,405,691	1,287,929	8,198	6,406	1,413,889	1,294,335
ABO	$1,373,145	1,254,161	6,888	5,664	1,380,033	1,259,825
Fair value of plan assets	$1,077,831	963,068	—	—	1,077,831	963,068

Plan Assets

Our pension investment strategy is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits. The plans utilize several investment strategies, including actively and passively managed equity and fixed income strategies. The investment policy establishes a target allocation for each asset class. Deviations between actual pension plan asset allocations and targeted asset allocations may occur as a result of investment performance during a month. Rebalancing of our pension plan asset portfolios is evaluated each month based on the prior month’s ending balances and rebalanced if actual allocations exceed an acceptable range. U.S. plans account for approximately 75% of our total pension plan assets. The target allocations for our U.S. plans during 2010 were 65% equity securities, 30% fixed income and 5% to all other types of investments. Equity securities primarily include investments in both domestic and international mutual funds. Fixed income securities include corporate bonds, U.S. Treasuries, mutual funds and other fixed income investments, primarily mortgage-backed securities. Other types of investments include private equity funds. The target allocations for our international plans are 67% equity securities and 33% fixed income. Equity and fixed income securities in our international plans include actively and passively managed mutual funds.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the fair value of each major category of pension plan assets and the level of inputs used to measure fair value as of December 31, 2010 and 2009:

	Fair Value Measurements at
	December 31, 2010
Asset Category	Total	Level 1	Level 2	Level 3
	(In thousands)

Cash and cash equivalents(1)	$53,462	53,462
Equity securities:
U.S. companies	82,999	82,999	—	—
U.S. mutual funds	452,390	—	452,390	—
Foreign mutual funds	428,358	—	428,358	—
Fixed income securities:
Corporate bonds	45,434	45,434	—	—
Mutual funds	346,614	—	346,614	—
Other (primarily mortgage-backed securities)	1,782	—	1,782	—
Private equity funds	17,745	—	—	17,745

Total	$1,428,784	181,895	1,229,144	17,745

(1)	We made voluntary pension contributions at the end of December 2010 of $50 million, which had not yet been invested in target asset classes.

	Fair Value Measurements at
	December 31, 2009
Asset Category	Total	Level 1	Level 2	Level 3
	(In thousands)

Cash and cash equivalents(1)	$102,389	102,389	—	—
Equity securities:
U.S. companies	72,881	72,881	—	—
U.S. mutual funds	412,386	—	412,386	—
Foreign mutual funds	321,633	—	321,633	—
Fixed income securities:
Corporate bonds	38,726	38,726	—	—
Mutual funds	306,355	—	306,355	—
Other (primarily mortgage-backed securities)	9,321	—	9,321	—
Private equity funds	19,191	—	—	19,191

Total	$1,282,882	213,996	1,049,695	19,191

(1)	We made voluntary pension contributions at the end of December 2009 of $102 million, which had not yet been invested in target asset classes.

The following is a description of the valuation methodologies used for our pension assets as well as the level of input used to measure fair value:

Cash and cash equivalents — These investments are short term investment funds that invest in government securities that have an original maturity of 90 days or less. Fair values for these investments were based on quoted prices in active markets and were therefore classified within Level 1 of the fair value hierarchy.

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

Fixed income securities — These investments include investment grade bonds of U.S. issuers from diverse industries, index mutual funds that track the Barclays Aggregate Index and other fixed income investments (primarily mortgage-backed securities). Fair values for the corporate bonds were based on quoted prices in active markets and were therefore classified within Level 1 of the fair value hierarchy. The mutual funds were valued at the unit prices established by the funds’ sponsors based on the fair value of the assets underlying the funds. Since the units of the funds are not actively traded, the fair value measurements have been classified within Level 2 of the fair value hierarchy. The other investments are not actively traded and fair values are estimated using bids provided by brokers, dealers or quoted prices of similar securities with similar characteristics or pricing models. Therefore, the other investments have been classified within Level 2 of the fair value hierarchy.

Private equity funds — These investments represent limited partnership interests in private equity funds. The partnership interests are valued by the general partners based on the underlying assets in each fund. The limited partnership interests are valued using unobservable inputs and have been classified within Level 3 of the fair value hierarchy.

The following table presents a summary of changes in the fair value of the pension plans’ Level 3 assets for the years ended December 31, 2010 and 2009:

	2010	2009
	(In thousands)

Beginning balance at January 1	$19,191	24,333
Return on plan assets:
Relating to assets still held at the reporting date	1,079	(6,265)
Relating to assets sold during the period	1,925	2,420
Purchases, sales, settlements and expenses	(4,450)	(1,297)

Ending balance at December 31	$17,745	$19,191

The following table details pension benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter:

(In thousands)

2011	$78,202
2012	82,522
2013	87,116
2014	91,999
2015	96,864
2016-2020	561,957

For 2011, required pension contributions to our pension plans are estimated to be $15 million.

Savings Plans

Employees who do not actively participate in pension plans and are not covered by union-administered plans are generally eligible to participate in enhanced savings plans. Plans provide for (i) a company

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

contribution even if employees do not make contributions, (ii) a company match of employee contributions of eligible pay, subject to tax limits and (iii) a discretionary company match based on our performance. Savings plan costs totaled $27 million in 2010, $22 million in 2009, and $29 million in 2008.

Deferred Compensation and Long-Term Compensation Plans

We have deferred compensation plans that permit eligible U.S. employees, officers and directors to defer a portion of their compensation. The deferred compensation liability, including Ryder matching amounts and accumulated earnings, totaled $23 million and $22 million at December 31, 2010 and 2009, respectively.

We have established grantor trusts (Rabbi Trusts) to provide funding for benefits payable under the supplemental pension plan, deferred compensation plans and long-term incentive compensation plans. The assets held in the trusts at December 31, 2010 and 2009 amounted to $21 million and $22 million, respectively. The Rabbi Trusts’ assets consist of short-term cash investments and a managed portfolio of equity securities, including our common stock. These assets, except for the investment in our common stock, are included in “Direct financing leases and other assets” because they are available to our general creditors in the event of insolvency. The equity securities are classified as trading securities and stated at fair value. Both realized and unrealized gains and losses are included in “Miscellaneous (income) expense, net.” The Rabbi Trusts’ investment of $3 million and $2 million in our common stock at December 31, 2010 and 2009, respectively, is reflected at historical cost and recorded against shareholders’ equity.

Other Postretirement Benefits

We sponsor plans that provide retired U.S. and Canadian employees with certain healthcare and life insurance benefits. Substantially all U.S. and Canadian employees not covered by union-administered health and welfare plans are eligible for the healthcare benefits. Healthcare benefits for our principal plan are generally provided to qualified retirees under age 65 and eligible dependents. Generally, this plan requires employee contributions that vary based on years of service and include provisions that limit our contributions.

Total postretirement benefit expense was as follows:

	Years ended December 31
	2010	2009	2008
	(In thousands)

Service cost	$1,374	1,455	1,437
Interest cost	2,722	2,828	2,727
Amortization of:
Net actuarial loss	352	637	743
Prior service credit	(231)	(231)	(231)

Postretirement benefit expense	$4,217	4,689	4,676

U.S.	$3,134	3,537	3,776
Foreign	1,083	1,152	900

	$4,217	4,689	4,676

The following table sets forth the weighted-average discount rates used in determining annual postretirement benefit expense:

	U.S. Plan			Foreign Plan
	Years ended December 31			Years ended December 31
	2010	2009	2008	2010	2009	2008

Discount rate	6.20%	6.25%	6.35%	6.00%	6.75%	5.25%

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our postretirement benefit plans are not funded. The following table sets forth the benefit obligations associated with our postretirement benefit plans:

	December 31
	2010	2009
	(In thousands)

Benefit obligations at January 1	$49,329	46,377
Service cost	1,374	1,455
Interest cost	2,722	2,828
Actuarial gain	(4,741)	(171)
Benefits paid	(1,894)	(2,292)
Foreign currency exchange rate changes	379	1,132

Benefit obligations at December 31	$47,169	49,329

Amounts recognized in the Consolidated Balance Sheets consisted of:

	December 31
	2010	2009
	(In thousands)

Current liability	$(3,382)	(3,214)
Noncurrent liability	(43,787)	(46,115)

Amount recognized	$(47,169)	(49,329)

Amounts recognized in accumulated other comprehensive loss (pre-tax) consisted of:

	December 31
	2010	2009
	(In thousands)

Prior service credit	$(1,769)	(2,000)
Net actuarial loss	6,901	12,074

Net amount recognized	$5,132	10,074

In 2011, we expect to recognize approximately $0.2 million of the prior service credit and $0.4 million of the net actuarial loss as a component of total postretirement benefit expense.

Our annual measurement date is December 31 for both U.S. and foreign postretirement benefit plans. Assumptions used in determining accrued postretirement benefit obligations were as follows:

	U.S. Plan		Foreign Plan
	December 31		December 31
	2010	2009	2010	2009

Discount rate	5.70%	6.20%	5.25%	6.00%
Rate of increase in compensation levels	4.00%	4.00%	3.50%	3.50%
Healthcare cost trend rate assumed for next year	8.00%	8.00%	8.00%	8.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2017	2016	2017	2017

Changing the assumed healthcare cost trend rates by 1% in each year would not have a material effect on the accumulated postretirement benefit obligation at December 31, 2010 or annual postretirement benefit expense for 2010.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details other postretirement benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter:

(In thousands)

2011	$3,382
2012	3,535
2013	3,844
2014	4,054
2015	4,233
2016-2020	21,480

25.	ENVIRONMENTAL MATTERS

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

Our environmental expenses which are presented within “Operating expense” in our Consolidated Statements of Earnings, consist of remediation costs as well as normal recurring expenses such as licensing, testing and waste disposal fees. These expenses totaled $7 million, $8 million, and $9 million, in 2010, 2009 and 2008, respectively. The carrying amount of our environmental liabilities was $14 million and $15 million at December 31, 2010 and 2009, respectively. Capital expenditures related to our environmental programs totaled approximately $2 million, $4 million, and $3 million, in 2010, 2009, and 2008, respectively. Our asset retirement obligations related to fuel tanks to be removed are not included above and are recorded within “Accrued expenses” and “Other non-current liabilities” in our Consolidated Balance Sheets.

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

Sale of International Facility

In the fourth quarter of 2008, we were notified that a significant customer in Singapore would not renew their contract, which was set to expire in 2009. The notification required us to assess the recoverability of the facility used in this customer’s operation. We concluded that the carrying value of the facility was not recoverable and that the carrying value exceeded the fair value. Consequently, we recorded a pre-tax impairment charge of $2 million in 2008 to write-down the facility to its estimated fair value. Conditions in

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the real estate market in Singapore continued to deteriorate during 2009. As a result, we recorded an additional pre-tax impairment charge during 2009 of $7 million to write-down the facility to its estimated fair value. These charges were recorded within “Depreciation expense” in our Consolidated Statements of Earnings.

During 2010, real estate conditions improved and in the fourth quarter of 2010, we completed the sale of the facility and recognized a pre-tax gain of $1 million. The gain was included within “Miscellaneous (income) expense” in our Consolidated Statements of Earnings.

Transaction Costs

During 2010, we incurred $4 million of transaction costs related to the acquisition of TLC. These charges were recorded within “Operating expense” in our Consolidated Statements of Earnings.

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

28.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	Years ended December 31
	2010	2009	2008
		(In thousands)

Interest paid	$120,184	144,998	141,406
Income taxes paid (refunded)	4,906	(15,452)	26,142
Changes in accounts payable related to purchases of revenue earning equipment	17,559	(40,551)	34,935
Revenue earning equipment acquired under capital leases	137	1,949	1,430

29.	SEGMENT REPORTING

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Each business segment follows the same accounting policies as described in Note 1, “Summary of Significant Accounting Policies.” Business segment revenue and NBT from continuing operations is as follows:

	Years ended December 31
	2010	2009	2008
	(In thousands)

Revenue:
Fleet Management Solutions:
Full service lease	$1,804,420	1,851,713	1,891,138
Contract maintenance	147,332	155,638	153,981

Contractual revenue	1,951,752	2,007,351	2,045,119
Contract-related maintenance	160,134	162,499	192,763
Commercial rental	505,396	414,144	530,072
Other	67,448	66,511	77,849
Fuel services revenue	716,871	625,882	1,175,855

Total Fleet Management Solutions from external customers	3,401,601	3,276,387	4,021,658
Inter-segment revenue	310,552	291,449	432,593

Fleet Management Solutions	3,712,153	3,567,836	4,454,251
Supply Chain Solutions from external customers	1,252,251	1,139,911	1,429,632
Dedicated Contract Carriage from external customers	482,583	470,956	547,751
Eliminations	(310,552)	(291,449)	(432,593)

Total revenue	$5,136,435	4,887,254	5,999,041

NBT:
Fleet Management Solutions	$172,185	140,400	395,909
Supply Chain Solutions	47,111	35,700	56,953
Dedicated Contract Carriage	30,966	37,643	49,628
Eliminations	(19,275)	(21,058)	(31,803)

	230,987	192,685	470,687
Unallocated Central Support Services	(41,531)	(35,834)	(38,302)
Restructuring and other charges, net and other items(1)	(3,151)	(13,082)	(23,097)

Earnings before income taxes from continuing operations	$186,305	143,769	409,288

(1)	See Note 26, “Other Items Impacting Comparability,” for a discussion of items, in addition to restructuring and other charges, net that are excluded from our primary measure of segment performance.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth share-based compensation, depreciation expense, gains on vehicle sales, net, other non-cash charges (credits), net, interest expense (income), capital expenditures and total assets for the years ended December 31, 2010, 2009 and 2008 as provided to the chief operating decision-maker for each of Ryder’s reportable business segments:

	FMS	SCS	DCC	CSS	Eliminations	Total
	(In thousands)

2010
Share-based compensation expense	$5,011	2,927	503	8,102	—	16,543
Depreciation expense(1)	$812,588	18,476	1,809	968	—	833,841
(Gains) Losses on vehicles sales, net	$(28,765)	38	—	—	—	(28,727)
Other non-cash charges, net(2)	$31,418	1,006	15	8,461	—	40,900
Interest expense (income)(3)	$130,742	1,062	(1,821)	11	—	129,994
Capital expenditures paid(4)	$1,043,280	14,222	2,123	10,467	—	1,070,092
Total assets	$5,944,971	674,196	117,595	106,906	(191,294)	6,652,374

2009
Share-based compensation expense	$4,692	3,295	480	7,937	—	16,404
Depreciation expense(1)	$850,214	28,692	1,335	975	—	881,216
Gains on vehicles sales, net	$(12,282)	(10)	—	—	—	(12,292)
Other non-cash charges, net(2)	$33,202	710	15	7,374	—	41,301
Interest expense (income)(3)	$144,605	1,707	(2,085)	115	—	144,342
Capital expenditures paid(4)	$635,135	8,550	1,436	6,832	—	651,953
Total assets	$5,809,086	366,920	105,484	116,632	(138,292)	6,259,830

2008
Share-based compensation expense	$5,749	3,011	432	7,884	—	17,076
Depreciation expense(1)	$809,681	24,101	1,619	748	—	836,149
Gains on vehicle sales, net	$(38,974)	(46)	—	—	—	(39,020)
Other non-cash charges (credits), net(2)	$16,710	2,243	(3)	6,313	—	25,263
Interest expense (income)(3)	$155,436	12	(2,914)	(86)	—	152,448
Capital expenditures paid(4)	$1,181,006	33,177	3,476	12,742	—	1,230,401
Total assets	$6,204,130	421,572	110,552	136,396	(183,142)	6,689,508

(1)	Depreciation expense associated with CSS assets was allocated to business segments based upon estimated and planned asset utilization. Depreciation expense totaling $9 million, $12 million and $13 million during 2010, 2009 and 2008, respectively, associated with CSS assets was allocated to other business segments.

(2)	Includes amortization expense and impairment of goodwill (only in 2008).

(3)	Interest expense was primarily allocated to the FMS segment since such borrowings were used principally to fund the purchase of revenue earning equipment used in FMS; however, interest expense (income) was also reflected in SCS and DCC based on targeted segment leverage ratios.

(4)	Excludes FMS and SCS acquisition payments of $212 million, $89 million and $247 million in 2010, 2009 and 2008, respectively, comprised primarily of long-lived assets. See Note 3, “Acquisitions,” for additional information.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Geographic Information

	Years ended December 31
	2010	2009	2008
	(In thousands)

Revenue:
United States	$4,313,483	4,126,973	5,058,954

Foreign:
Canada	466,405	424,148	485,219
Europe	219,508	223,879	290,697
Mexico	122,312	97,649	140,543
Asia	14,727	14,605	23,628

	822,952	760,281	940,087

Total	$5,136,435	4,887,254	5,999,041

Long-lived assets:
United States	$4,098,735	3,985,166	4,343,687

Foreign:
Canada	468,062	478,091	462,140
Europe	219,178	232,320	256,563
Mexico	21,194	16,832	18,497
South America	—	531	14,147
Asia	892	9,629	17,006

	709,326	737,403	768,353

Total	$4,808,061	4,722,569	5,112,040

Certain Concentrations

We have a diversified portfolio of customers across a full array of transportation and logistics solutions and across many industries. We believe this will help to mitigate the impact of adverse downturns in specific sectors of the economy. Our portfolio of full service lease and commercial rental customers is not concentrated in any one particular industry or geographic region. We derive a significant portion of our SCS revenue from the automotive industry, mostly from manufacturers and suppliers of original equipment parts. During 2010, 2009 and 2008, the automotive industry accounted for approximately 43%, 42% and 47%, respectively, of SCS total revenue.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

30.	QUARTERLY INFORMATION (UNAUDITED)

				Earnings from
				Continuing
		Earnings from		Operations per		Net Earnings per
		Continuing		Common Share		Common Share
	Revenue	Operations	Net Earnings	Basic	Diluted	Basic	Diluted
	(In thousands, except per share amounts)

2010
First quarter	$1,219,938	12,872	12,373	0.24	0.24	0.23	0.23
Second quarter	1,286,123	30,600	29,841	0.58	0.58	0.57	0.56
Third quarter	1,316,948	39,674	38,835	0.76	0.76	0.74	0.74
Fourth quarter	1,313,426	41,462	37,121	0.80	0.80	0.72	0.72

Full year	$5,136,435	124,608	118,170	2.38	2.37	2.25	2.25

2009
First quarter	$1,174,396	10,938	6,838	0.20	0.20	0.12	0.12
Second quarter	1,212,036	27,070	22,888	0.48	0.48	0.41	0.41
Third quarter	1,253,854	28,439	23,971	0.51	0.51	0.43	0.43
Fourth quarter	1,246,968	23,670	8,248	0.43	0.43	0.15	0.15

Full year	$4,887,254	90,117	61,945	1.62	1.62	1.11	1.11

Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per-share amounts for the quarters may not equal per-share amounts for the year.

See Note 4, “Discontinued Operations,” Note 5, “Restructuring and Other Charges,” and Note 26, “Other Items Impacting Comparability,” for items included in earnings during 2010 and 2009.

Earnings in the fourth quarter of 2010 included an income tax benefit of $11 million, or $0.21 per diluted common share, related to the favorable settlement of prior tax years as well as the expiration of a statute of limitation. Earnings in the fourth quarter of 2009 included an income tax benefit of $4 million, or $0.07 per diluted common share, associated with the reduction of deferred income taxes due to enacted changes in Ontario tax laws.

RYDER SYSTEM, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E

		Additions
	Balance at		Transferred		Balance
	Beginning	Charged to	from (to) Other		at End
Description	of Period	Earnings	Accounts(1)	Deductions(2)	of Period
	(In thousands)
2010
Accounts receivable allowance	$13,808	4,757	—	4,698	13,867
Direct finance lease allowance	$813	399	—	428	784
Self-insurance accruals(3)	$242,905	201,236	45,470	246,363	243,248
Reserve for residual value guarantees	$4,049	1,643	—	1,195	4,497
Valuation allowance on deferred tax assets	$36,573	978	—	(1,665)	39,216

2009
Accounts receivable allowance	$15,477	13,703	—	15,372	13,808
Direct finance lease allowance	$4,724	1,011	—	4,922	813
Self-insurance accruals(3)	$256,002	201,273	47,726	262,096	242,905
Reserve for residual value guarantees	$2,389	3,015	—	1,355	4,049
Valuation allowance on deferred tax assets	$34,549	4,443	—	2,419	36,573

2008
Accounts receivable allowance	$16,954	15,934	—	17,411	15,477
Direct finance lease allowance	$1,327	3,870	—	473	4,724
Self-insurance accruals(3)	$277,815	201,145	47,034	269,992	256,002
Reserve for residual value guarantees	$2,425	244	—	280	2,389
Valuation allowance on deferred tax assets	$21,741	12,903	—	95	34,549

(1)	Transferred from (to) other accounts includes employee contributions made to the medical and dental self-insurance plans.

(2)	Deductions represent receivables written-off, lease termination payments, insurance claim payments during the period and net foreign currency translation adjustments.

(3)	Self-insurance accruals include vehicle liability, workers’ compensation, property damage, cargo and medical and dental, which comprise our self-insurance programs. Amount charged to earnings include development in prior year selected loss development factors which reduced earnings by $3 million in 2010 and benefited earnings by $1 million and $23 million in 2009 and 2008, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that at December 31, 2010, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Certified Public Accounting Firm thereon are set out in Item 8 of Part II of this Form 10-K Annual Report.

Changes in Internal Controls over Financial Reporting

During the three months ended December 31, 2010, there were no changes in Ryder’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect such internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On December 16, 2010, the Company entered into a severance agreement with Art A. Garcia, the Company’s Executive Vice President and Chief Financial Officer that provides for certain severance benefits if the executive’s employment is terminated due to death, disability, without cause or after a change in control (as each term is defined in the severance agreement). The benefits provide by Mr. Garcia’s agreement are substantially the same benefits as those set forth in the Form of Severance Agreement that was filed with the SEC on February 11, 2009 and which is described under “Potential Payments Upon Termination or Change of Control” in our Schedule 14A filed with the SEC on March 29, 2010 (the “2010 Schedule 14A”); provided, however, that rather than provide for a gross-up of payments in the case that any payment under the agreement would constitute an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code of 1986 as amended (the “Code”), our severance agreement with Mr. Garcia provides that the Company shall reduce (but not below zero) the aggregate present value of the payments under the agreement to an amount which does not cause any payment to be subject to the excise tax under Section 4999 of the Code, if reducing the payments under the agreement would provide the executive with a greater net after-tax amount than would be the case if no reduction was made. The description of the form severance agreement set forth under “Potential Payments Upon Termination or Change of Control” in our 2010 Schedule 14A is incorporated by reference herein.

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

The information required by Item 12 with respect to related stockholder matters is included within Item 5 in Part I under the caption “Securities Authorized for Issuance under Equity Compensation Plans” of this Form 10-K Annual Report.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is included under the caption “Ratification of Independent Registered Certified Public Accounting Firm” in our definitive proxy statement, which will be filed with the Commission within 120 days after the close of the fiscal year, and is incorporated herein by reference.

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

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(a)	The Ryder System, Inc. Restated Articles of Incorporation, dated November 8, 1985, as amended through May 18, 1990, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1990, are incorporated by reference into this report.
3	.1(b)	Articles of Amendment to Ryder System, Inc. Restated Articles of Incorporation, dated November 8, 1985, as amended, previously filed with the Commission on April 3, 1996 as an exhibit to Ryder’s Form 8-A are incorporated by reference into this report.
3.2		The Ryder System, Inc. By-Laws, as amended through December 15, 2009, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on December 21, 2009, are incorporated by reference into this report.
4.1		Ryder hereby agrees, pursuant to paragraph(b)(4)(iii) of Item 601 of Regulation S-K, to furnish the Commission with a copy of any instrument defining the rights of holders of long-term debt of Ryder, where such instrument has not been filed as an exhibit hereto and the total amount of securities authorized thereunder does not exceed 10% of the total assets of Ryder and its subsidiaries on a consolidated basis.
4	.2(a)	The Form of Indenture between Ryder System, Inc. and The Chase Manhattan Bank (National Association) dated as of June 1, 1984, filed with the Commission on November 19, 1985 as an exhibit to Ryder’s Registration Statement on Form S-3 (No. 33-1632), is incorporated by reference into this report.
4	.2(b)	The First Supplemental Indenture between Ryder System, Inc. and The Chase Manhattan Bank (National Association) dated October 1, 1987, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated by reference into this report.
4.3		The Form of Indenture between Ryder System, Inc. and The Chase Manhattan Bank (National Association) dated as of May 1, 1987, and supplemented as of November 15, 1990 and June 24, 1992, filed with the Commission on July 30, 1992 as an exhibit to Ryder’s Registration Statement on Form S-3 (No. 33-50232), is incorporated by reference into this report.
4.4		The Form of Indenture between Ryder System, Inc. and J.P. Morgan Trust Company (National Association) dated as of October 3, 2003 filed with the Commission on August 29, 2003 as an exhibit to Ryder’s Registration Statement on Form S-3 (No. 333-108391), is incorporated by reference into this report.
10	.1(a)	Separation Agreement and Release, dated as of August 23, 2010, between Ryder Truck Rental, Inc. and Anthony G. Tegnelia previously filed with the Commission as an exhibit to Ryder’s Quarterly Report on Form 10-Q file with the Commission for the quarter ended September 30, 2010 is incorporated by reference into this report.
10	.1(b)	Severance Agreement, dated December 16, 2010, between Ryder System, Inc. and Art A. Garcia.
10	.1(c)	The Ryder System, Inc. Executive Severance Plan, amended and restated effective as of January 1, 2009, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 11, 2009, is incorporated by reference into this report.
10	.1(d)	The form of Amended and Restated Severance Agreement for executive officers, effective as of December 19, 2008, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 11, 2009, is incorporated by reference into this report.
10	.4(a)	The Ryder System, Inc. 1980 Stock Incentive Plan, as amended and restated as of August 15, 1996, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated by reference into this report.
10	.4(b)	The form of Ryder System, Inc. 1980 Stock Incentive Plan, United Kingdom Section, dated May 4, 1995, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated by reference into this report.
10	.4(c)	The form of Ryder System, Inc. 1980 Stock Incentive Plan, United Kingdom Section, dated October 3, 1995, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated by reference into this report.

Exhibit
Number		Description

10	.4(f)	The Ryder System, Inc. 1995 Stock Incentive Plan, as amended and restated at May 4, 2001, previously filed with the Commission as an exhibit to Ryder’s report on Form 10-Q for the quarter ended September 30, 2001, is incorporated by reference into this report.
10	.4(g)	The Ryder System, Inc. 1995 Stock Incentive Plan, as amended and restated as of July 25, 2002, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated by reference into this report.
10	.4(h)	The Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission on March 30, 2005 as Appendix A to the Proxy Statement for the 2005 Annual Meeting of Shareholders of the Company is incorporated by reference into this report.
10	.4(i)	Terms and Conditions applicable to non-qualified stock options granted under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 14, 2007, are incorporated by reference into this report.
10	.4(j)	Terms and Conditions applicable to restricted stock rights granted under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on May 11, 2005, are incorporated by reference into this report.
10	.4(k)	Terms and Conditions applicable to restricted stock units granted under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on May 11, 2005, are incorporated by reference into this report.
10	.4(p)	Terms and Conditions applicable to performance-based restricted stock rights and related cash awards granted in 2007 under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 14, 2007, are incorporated by reference into this report.
10	.4(q)	Terms and Conditions applicable to performance-based restricted stock rights granted in 2008 under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 14, 2008, are incorporated by reference into this report.
10	.4(r)	Terms and Conditions applicable to annual incentive cash awards granted in 2009 under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 11, 2009, are incorporated by reference into this report.
10	.4(s)	Terms and Conditions applicable to performance-based restricted stock rights granted in 2009 under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 11, 2009, are incorporated by reference into this report.
10	.4(t)	Terms and Conditions applicable to performance-based cash awards granted in 2009 under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 11, 2009, are incorporated by reference into this report.
10	.4(u)	Terms and Conditions applicable to the 2010 Performance Incentive Plan financial metric program granted under the Ryder System, Inc. 2005 Equity Compensation Plan for the period January 1, 2010 through June 30, 2010, previously filed with the Commission as an exhibit to Ryder’s current Report on Form 8-K filed with the Commission on February 17, 2010, are incorporated by reference into this report.
10	.4(v)	Terms and Conditions applicable to the 2010 Performance Incentive Plan individual performance program granted under the Ryder System, Inc. 2005 Equity Compensation Plan for the period January 1, 2010 through June 30, 2010, previously filed with the Commission as an exhibit to Ryder’s current Report on Form 8-K filed with the Commission on February 17, 2010, are incorporated by reference into this report.

Exhibit
Number		Description

10	.4(w)	Terms and Conditions applicable to the 2010 Performance Incentive Plan financial metric program granted under the Ryder System, Inc. 2005 Equity Compensation Plan for the period July 1, 2010 through December 31, 2010, previously filed with the Commission as an exhibit to Ryder’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, are incorporated by reference into this report.
10	.4(x)	Terms and Conditions applicable to the 2010 Performance Incentive Plan individual performance program granted under the Ryder System, Inc. 2005 Equity Compensation Plan for the period July 1, 2010 through December 31, 2010, previously filed with the Commission as an exhibit to Ryder’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, are incorporated by reference into this report.
10	.5(b)	The Ryder System, Inc. Directors Stock Award Plan, as amended and restated at February 10, 2005, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference into this report.
10	.5(c)	The Ryder System, Inc. Directors Stock Plan, as amended and restated at May 7, 2004, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference into this report.
10	.6(a)	The Ryder System Benefit Restoration Plan, amended and restated effective January 2, 2005, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 11, 2009, is incorporated by reference into this report.
10.10		The Ryder System, Inc. Deferred Compensation Plan, effective as of January 1, 2009, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 11, 2009, is incorporated by reference to this report.
10.14		Global Revolving Credit Agreement dated as of April 30, 2009, by and among, Ryder System, Inc., certain subsidiaries of Ryder System, Inc., and the lenders and agents named therein, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on May 1, 2009, is incorporated by reference into this report.
21.1		List of subsidiaries of the registrant, with the state or other jurisdiction of incorporation or organization of each, and the name under which each subsidiary does business.
23.1		PricewaterhouseCoopers LLP consent to incorporation by reference in certain Registration Statements on Forms S-3 and S-8 of their report on Consolidated Financial Statements financial statement schedule and effectiveness of internal controls over financial reporting of Ryder System, Inc.
24.1		Manually executed powers of attorney for each of:

James S. Beard	John M. Berra
David I. Fuente	L. Patrick Hassey
Lynn M. Martin	Luis P. Nieto, Jr.
Eugene A. Renna	Abbie J. Smith
E. Follin Smith	Hansel E. Tookes, II

31.1	Certification of Gregory T. Swienton pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Art A. Garcia pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of Gregory T. Swienton and Art A. Garcia pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.

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

Date: February 14, 2011	RYDER SYSTEM, INC.

By: /s/ Gregory T. Swienton Gregory T. Swienton Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 14, 2011	By: /s/ Gregory T. Swienton
Gregory T. Swienton Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2011	By: /s/ Art A. Garcia
Art A. Garcia Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 14, 2011	By: /s/ Cristina A. Gallo-Aquino
Cristina A. Gallo-Aquino Vice President and Controller (Principal Accounting Officer)

Date: February 14, 2011	By: James S. Beard*
James S. Beard Director

Date: February 14, 2011	By: John M. Berra*
John M. Berra Director

Date: February 14, 2011	By: David I. Fuente*
David I. Fuente Director

Date: February 14, 2011	By: L. Patrick Hassey*
L. Patrick Hassey Director

Date: February 14, 2011	By: Lynn M. Martin*
Lynn M. Martin Director

Date: February 14, 2011	By: Luis P. Nieto, Jr.*
Luis P. Nieto, Jr. Director

Date: February 14, 2011	By: Eugene A. Renna*
Eugene A. Renna Director

Date: February 14, 2011	By: Abbie J. Smith*
Abbie J. Smith Director

Date: February 14, 2011	By: E. Follin Smith*
E. Follin Smith Director

Date: February 14, 2011	By: Hansel E. Tookes, II*
Hansel E. Tookes, II Director

Date: February 14, 2011	*By: /s/ David Beilin
David Beilin Attorney-in-Fact