Form 10-Q
period 2011-03-31
RYDER SYSTEM INC
filed 2011-04-26
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES       ☑ NO
The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at March 31, 2011 was 51,343,469.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

Page No.
PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements (unaudited)

Consolidated Condensed Statements of Earnings — Three months ended March 31, 2011 and 2010	1

Consolidated Condensed Balance Sheets — March 31, 2011 and December 31, 2010	2

Consolidated Condensed Statements of Cash Flows — Three months ended March 31, 2011 and 2010	3

Consolidated Condensed Statement of Shareholders’ Equity — Three months ended March 31, 2011	4

Notes to Consolidated Condensed Financial Statements	5

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk	39

ITEM 4 Controls and Procedures	39

PART II OTHER INFORMATION

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds	39

ITEM 6 Exhibits	40

SIGNATURES	41
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended March 31,
	2011	2010
	(In thousands, except per share amounts)

Revenue	$1,425,376	1,219,938

Operating expense (exclusive of items shown separately)	694,423	577,614
Salaries and employee-related costs	365,395	304,712
Subcontracted transportation	83,082	60,337
Depreciation expense	205,937	211,005
Gains on vehicle sales, net	(12,349)	(4,518)
Equipment rental	14,233	16,455
Interest expense	34,419	33,336
Miscellaneous income, net	(4,142)	(1,495)
Restructuring and other charges, net	768	—

	1,381,766	1,197,446

Earnings from continuing operations before income taxes	43,610	22,492
Provision for income taxes	17,753	9,620

Earnings from continuing operations	25,857	12,872
Loss from discontinued operations, net of tax	(732)	(499)

Net earnings	$25,125	12,373

Earnings (loss) per common share — Basic
Continuing operations	$0.50	0.24
Discontinued operations	(0.01)	(0.01)

Net earnings	$0.49	0.23

Earnings (loss) per common share — Diluted
Continuing operations	$0.50	0.24
Discontinued operations	(0.02)	(0.01)

Net earnings	$0.48	0.23

Cash dividends declared and paid per common share	$0.27	0.25

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2011	2010
	(Dollars in thousands, except per share amount)
Assets:
Current assets:
Cash and cash equivalents	$155,640	$213,053
Receivables, net	679,336	615,003
Inventories	62,914	58,701
Prepaid expenses and other current assets	147,222	136,544

Total current assets	1,045,112	1,023,301
Revenue earning equipment, net of accumulated depreciation of $3,314,739 and $3,247,400, respectively	4,457,867	4,201,218
Operating property and equipment, net of accumulated depreciation of $890,484 and $880,757, respectively	615,609	606,843
Goodwill	378,746	355,842
Intangible assets	82,006	72,269
Direct financing leases and other assets	402,843	392,901

Total assets	$6,982,183	$6,652,374

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$467,974	$420,124
Accounts payable	466,955	294,380
Accrued expenses and other current liabilities	445,470	417,015

Total current liabilities	1,380,399	1,131,519
Long-term debt	2,341,142	2,326,878
Other non-current liabilities	684,905	680,808
Deferred income taxes	1,135,461	1,108,856

Total liabilities	5,541,907	5,248,061

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, March 31, 2011 or December 31, 2010	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, March 31, 2011 — 51,343,469; December 31, 2010 — 51,174,757	25,672	25,587
Additional paid-in capital	741,335	735,540
Retained earnings	1,022,569	1,019,785
Accumulated other comprehensive loss	(349,300)	(376,599)

Total shareholders’ equity	1,440,276	1,404,313

Total liabilities and shareholders’ equity	$6,982,183	$6,652,374

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2011	2010
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings	$25,125	$12,373
Less: Loss from discontinued operations, net of tax	(732)	(499)

Earnings from continuing operations	25,857	12,872
Depreciation expense	205,937	211,005
Gains on vehicle sales, net	(12,349)	(4,518)
Share-based compensation expense	4,105	3,941
Amortization expense and other non-cash charges, net	7,724	10,266
Deferred income tax expense (benefit)	12,781	(11,070)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(51,090)	(410)
Inventories	(3,750)	(423)
Prepaid expenses and other assets	(8,174)	6,721
Accounts payable	31,408	311
Accrued expenses and other non-current liabilities	5,115	42,800

Net cash provided by operating activities from continuing operations	217,564	271,495

Cash flows from financing activities from continuing operations:
Net change in commercial paper borrowings	(290,132)	(52,000)
Debt proceeds	349,867	710
Debt repaid, including capital lease obligations	(820)	(27,381)
Dividends on common stock	(13,945)	(13,384)
Common stock issued	5,222	1,991
Common stock repurchased	(12,036)	(25,074)
Excess tax benefits from share-based compensation	548	301
Debt issuance costs	(1,732)	(58)

Net cash provided by (used in) financing activities from continuing operations	36,972	(114,895)

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(313,218)	(200,101)
Sales of revenue earning equipment	66,150	48,433
Sales of operating property and equipment	5,030	526
Acquisitions	(83,776)	(2,409)
Collections on direct finance leases	14,828	15,576
Changes in restricted cash	(281)	2,791

Net cash used in investing activities from continuing operations	(311,267)	(135,184)

Effect of exchange rate changes on cash	341	(1,696)

(Decrease) increase in cash and cash equivalents from continuing operations	(56,390)	19,720

Cash flows from discontinued operations:
Operating cash flows	(1,048)	(5,199)
Financing cash flows	11	1,034
Investing cash flows	—	1,132
Effect of exchange rate changes on cash	14	(85)

Decrease in cash and cash equivalents from discontinued operations	(1,023)	(3,118)

(Decrease) increase in cash and cash equivalents	(57,413)	16,602
Cash and cash equivalents at January 1	213,053	98,525

Cash and cash equivalents at March 31	$155,640	$115,127

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

						Accumulated
	Preferred			Additional		Other
	Stock	Common Stock		Paid-In	Retained	Comprehensive
	Amount	Shares	Par	Capital	Earnings	Loss	Total
	(Dollars in thousands, except per share amount)

Balance at December 31, 2010	$—	51,174,757	$25,587	735,540	1,019,785	(376,599)	1,404,313

Components of comprehensive income:
Net earnings	—	—	—	—	25,125	—	25,125
Foreign currency translation adjustments	—	—	—	—	—	24,343	24,343
Amortization of pension and postretirement items, net of tax	—	—	—	—	—	2,956	2,956

Total comprehensive income							52,424
Common stock dividends declared and paid — $0.27 per share	—	—	—	—	(13,945)	—	(13,945)
Common stock issued under employee stock option and stock purchase plans (1)	—	419,452	210	5,012	—	—	5,222
Benefit plan stock purchases (2)	—	(740)	—	(36)	—	—	(36)
Common stock repurchases	—	(250,000)	(125)	(3,479)	(8,396)	—	(12,000)
Share-based compensation	—	—	—	4,105	—	—	4,105
Tax benefits from share-based compensation	—	—	—	193	—	—	193

Balance at March 31, 2011	$—	51,343,469	$25,672	741,335	1,022,569	(349,300)	1,440,276

(1)	Net of common shares delivered as payment for the exercise price or to satisfy the option holders’ withholding tax liability upon exercise of options.

(2)	Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plans.
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
(A) INTERIM FINANCIAL STATEMENTS
     The accompanying unaudited Consolidated Condensed Financial Statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder has a controlling voting interest (“subsidiaries”), and variable interest entities (VIEs) required to be consolidated in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with the accounting policies described in our 2010 Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements and notes thereto. These financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included and the disclosures herein are adequate. The operating results for interim periods are unaudited and are not necessarily indicative of the results that can be expected for a full year.
(B) ACCOUNTING CHANGES
     In September 2009, the Financial Accounting Standards Board (FASB) issued accounting guidance which amends the criteria for allocating a contract’s consideration to individual services or products in multiple-deliverable arrangements. The guidance requires that the best estimate of selling price be used when vendor specific objective or third-party evidence for deliverables cannot be determined. This guidance is effective for us for revenue arrangements entered into or materially modified after December 31, 2010. The adoption of this accounting guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
(C) ACQUISITIONS
     The Scully Companies — On January 28, 2011, we acquired the common stock of The Scully Companies, Inc.’s (“Scully”) Fleet Management Solutions (FMS) business and the assets of Scully’s Dedicated Contract Carriage (DCC) business. The acquisition included Scully’s fleet of approximately 1,800 full service lease and 300 rental vehicles, and approximately 200 contractual customers. The purchase price was $90.7 million, of which $71.2 million has been paid as of March 31, 2011. The purchase price includes $14.4 million in contingent consideration to be paid to the seller if certain conditions are met. As of March 31, 2011, the fair value of the contingent consideration has been reflected within “Accrued expenses and other current liabilities” in our Consolidated Condensed Balance Sheet. See Note (N), “Fair Value Measurements,” for additional information. The initial recording of the transaction was based on preliminary valuation assessments and is subject to change. As of March 31, 2011, goodwill and customer relationship intangibles related to the Scully acquisition were $26.7 million and $11.2 million, respectively. The combined network operates under the Ryder name, complementing our FMS and DCC business segments market coverage in the Western United States.
     Carmenita Leasing, Inc. — On January 10, 2011, we acquired the assets of Carmenita Leasing, Inc., a full service leasing and rental business located in Santa Fe Springs, California, which included a fleet of approximately 190 full service lease and rental vehicles, and 60 contractual customers for a purchase price of $9.0 million, of which $8.4 million has been paid as of March 31, 2011. The initial recording of the transaction was based on preliminary valuation assessments and is subject to change. As of March 31, 2011, goodwill and customer relationship intangibles related to the Carmenita acquisition were $0.1 million and $0.3 million, respectively. The combined network operates under the Ryder name, complementing our FMS business segment market coverage in California.
     Total Logistic Control — On December 31, 2010, we acquired all of the common stock of Total Logistic Control (TLC), a leading provider of comprehensive supply chain solutions to food, beverage, and consumer packaged goods manufacturers in the U.S. TLC provides customers a broad suite of end-to-end services, including distribution management, contract packaging services and solutions engineering. This acquisition enhances our SCS capabilities and growth prospects in the areas of packaging and warehousing, including temperature-controlled facilities. The purchase price was $208.0 million, of which $3.4 million was paid during the three months ended March 31, 2011. During the three months ended March 31, 2011, the purchase price was reduced by $0.6 million due to contractual adjustments in acquired deferred taxes. The purchase price is subject to further adjustments based on resolution of certain items with the seller. As of March 31, 2011, goodwill and customer relationship intangibles related to the TLC acquisition were $134.0 million and $35.0 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     Proforma information for the 2011 acquisitions is not disclosed because the effects of these acquisitions are not significant. During the three months ended March 31, 2011 and 2010, we paid $0.8 million and $2.4 million, respectively, related to acquisitions completed in prior years.
     Subsequent Event
     On April 1, 2011, we entered into an asset purchase agreement with B.I.T. Leasing, Inc., (“BIT”) a full service truck leasing and fleet services company located in Hayward, California, for a purchase price of $13.8 million. This agreement complements a 2010 acquisition whereby we acquired a portion of BIT’s fleet of full service lease and rental vehicles and contractual customers. The combination of both acquisitions included BIT’s fleet of approximately 490 full service lease and rental vehicles, 70 contract maintenance vehicles and 130 contractual customers. The asset purchase will be accounted for as an acquisition of a business.
(D) DISCONTINUED OPERATIONS
     In 2009, we ceased Supply Chain Solutions (SCS) service operations in Brazil, Argentina, Chile and European markets. Accordingly, results of these operations, financial position and cash flows are separately reported as discontinued operations for all periods presented either in the Consolidated Condensed Financial Statements or notes thereto.
     Summarized results of discontinued operations were as follows:

	Three months ended March 31,
	2011	2010
	(In thousands)

Total revenue	$—	—

Pre-tax loss from discontinued operations	$(747)	(505)
Income tax benefit	15	6

Loss from discontinued operations, net of tax	$(732)	(499)

     Results of discontinued operations in the first quarter of 2011 included $0.7 million of pre-tax losses related to adverse legal developments, professional fees and administrative fees associated with our discontinued South American operations. Results of discontinued operations in the first quarter of 2010 included $0.3 million of pre-tax operating losses and $0.2 million of pre-tax exit-related restructuring and other charges for employee severance, retention bonuses and lease contract termination charges.
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
     The following is a summary of assets and liabilities of discontinued operations:

	March 31,	December 31,
	2011	2010
	(In thousands)
Assets:
Total current assets, primarily other receivables	$4,337	$4,710
Total assets	$6,125	$6,346

Liabilities:
Total current liabilities, primarily other payables	$3,975	$4,018
Total liabilities	$7,936	$7,882

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
     The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended March 31,
	2011	2010
	(In thousands)

Stock option and stock purchase plans	$2,247	2,253
Nonvested stock	1,858	1,688

Share-based compensation expense	4,105	3,941
Income tax benefit	(1,372)	(1,326)

Share-based compensation expense, net of tax	$2,733	2,615

     During the three months ended March 31, 2011 and 2010, approximately 700,000 and 900,000 stock options, respectively, were granted under the Plans. These awards, which generally vest one-third each year from the date of grant, are fully vested three years from the grant date and have contractual terms of seven years. The fair value of each option award at the date of grant was estimated using a Black-Scholes-Merton option-pricing valuation model. The weighted-average fair value per option granted during the three months ended March 31, 2011 and 2010 was $12.84 and $8.93, respectively.
     During the three months ended March 31, 2011 and 2010, approximately 140,000 and 190,000 market-based restricted stock rights, respectively, were granted under the Plans. Employees only receive the grant of stock if Ryder’s cumulative average total shareholder return (TSR) at least meets the S&P 500 cumulative average TSR over an applicable three-year period. The fair value of the market-based restricted stock rights was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. The fair value of the market-based awards was determined and fixed on the grant date and is based on the likelihood of Ryder achieving the market-based condition. The weighted-average fair value per market-based restricted stock right granted during the three months ended March 31, 2011 and 2010 was $25.29 and $15.65, respectively.
     During the three months ended March 31, 2011 and 2010, approximately 120,000 and 20,000 time-vested restricted stock rights, respectively, were granted under the plans. The time-vested restricted stock rights entitle the holder to shares of common stock as the awards vest over a three-year period. The fair value of the time-vested awards is determined and fixed on the date of grant based on Ryder’s stock price on the date of grant. The weighted-average fair value per time-vested restricted stock right granted during the three months ended March 31, 2011 and 2010 was $50.62 and $32.99, respectively.
     During the three months ended March 31, 2011 and 2010, employees who received market-based restricted stock rights also received market-based cash awards. The awards have the same vesting provisions as the market-based restricted stock rights except that Ryder’s TSR must at least meet the TSR of the 33rd percentile of the S&P 500. The cash awards are accounted for as liability awards under the share-based compensation accounting guidance as the awards are based upon the performance of our common stock and are settled in cash. As a result, the liability is adjusted to reflect fair value at the end of each reporting period. The fair value of the cash awards was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation.
     The following table is a summary of compensation expense recognized related to cash awards in addition to the share-based compensation expense reported in the previous table:

	Three months ended March 31,
	2011	2010
	(In thousands)

Cash awards	$460	94

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     Total unrecognized pre-tax compensation expense related to share-based compensation arrangements at March 31, 2011 was $39.1 million and is expected to be recognized over a weighted-average period of approximately 2.2 years.
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
     The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended March 31,
	2011	2010
	(In thousands, except per share amounts)
Earnings per share — Basic:
Earnings from continuing operations	$25,857	12,872
Less: Distributed and undistributed earnings allocated to nonvested stock	(405)	(172)

Earnings from continuing operations available to common shareholders — Basic	$25,452	12,700

Weighted average common shares outstanding — Basic	50,626	52,679

Earnings from continuing operations per common share — Basic	$0.50	0.24

Earnings per share — Diluted:
Earnings from continuing operations	$25,857	12,872
Less: Distributed and undistributed earnings allocated to nonvested stock	(403)	(172)

Earnings from continuing operations available to common shareholders — Diluted	$25,454	12,700

Weighted average common shares outstanding — Basic	50,626	52,679
Effect of dilutive options	385	23

Weighted average common shares outstanding — Diluted	51,011	52,702

Earnings from continuing operations per common share — Diluted	$0.50	0.24

Anti-dilutive options not included above	1,442	2,315

(G) RESTRUCTURING AND OTHER CHARGES
     Restructuring charges, net for the three months ended March 31, 2011 represented $0.8 million of employee severance and benefit costs related to workforce reductions and termination costs associated with non-essential equipment contracts assumed in the Scully acquisition.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     Activity related to restructuring reserves including discontinued operations were as follows:

				Foreign
	December 31, 2010		Cash	Translation	March 31, 2011
	Balance	Additions	Payments	Adjustments	Balance
	(In thousands)

Employee severance and benefits	$234	405	11	5	633
Contract termination costs	3,813	375	553	88	3,723

Total	$4,047	780	564	93	4,356

     At March 31, 2011, the majority of outstanding restructuring obligations are required to be paid over the next two years.
(H) DIRECT FINANCING LEASE RECEIVABLES
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

	March 31,	December 31,
	2011	2010
	(In thousands)

Total minimum lease payments receivable	$561,575	$548,419
Less: Executory costs	(181,266)	(171,076)

Minimum lease payments receivable	380,309	377,343
Less: Allowance for uncollectibles	(669)	(784)

Net minimum lease payments receivable	379,640	376,559
Unguaranteed residuals	59,086	57,898
Less: Unearned income	(96,646)	(96,522)

Net investment in direct financing and sales-type leases	342,080	337,935
Current portion	(62,925)	(63,304)

Non-current portion	$279,155	$274,631

     Our direct financing lease customers operate in a wide variety of industries, and we have no significant customer concentrations in any one industry. We assess credit risk for all of our customers including those who lease equipment under direct financing leases. Credit risk is assessed using an internally developed model which incorporates credit scores from third party providers and our own custom risk ratings and is updated on a monthly basis. The external credit scores are developed based on the customer’s historical payment patterns and an overall assessment of the likelihood of delinquent payments. Our internal ratings are weighted based on the industry that the customer operates, company size, years in business, and other credit-related indicators (i.e. profitability, cash flow, liquidity, tangible net worth, etc.). Any one of the following factors may result in a customer being classified as high risk: i) the customer has a history of late payments; ii) the customer has open lawsuits, liens or judgments; iii) the customer has been in business less than 3 years; and iv) the customer operates in an industry with low barriers to entry. For those customers who are designated as high risk, we typically require deposits to be paid in advance in order to mitigate our credit risk. Additionally, our receivables are collateralized by the vehicle’s fair value, which further mitigates our credit risk.
     The following table presents the credit risk profile by creditworthiness category of our direct financing lease receivables:

	March 31,	December 31,
	2011	2010
	(In thousands)

Very low risk	$58,480	$47,395
Low risk	47,442	44,598
Moderate risk	210,226	218,547
Moderately high risk	42,306	49,536
High risk	21,855	17,267

	$380,309	$377,343

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     The following table is a rollforward of the allowance for credit losses on direct financing lease receivables for the three months ended March 31, 2011:

(In thousands)
Balance at December 31, 2010	$784
Charged to earnings	18
Deductions	(133)

Balance at March 31, 2011	$669

     As of March 31, 2011, the amount of direct financing lease receivables which were past due was not significant and there were no impaired receivables. Accordingly, we do not believe there is a material risk of default with respect to the direct financing lease receivables as of March 31, 2011.
(I) REVENUE EARNING EQUIPMENT

	March 31, 2011			December 31, 2010
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value(1)	Cost	Depreciation	Value (1)
	(In thousands)
Held for use:
Full service lease	$5,712,106	(2,480,796)	3,231,310	$5,639,410	(2,408,126)	3,231,284
Commercial rental	1,812,939	(652,619)	1,160,320	1,549,094	(647,764)	901,330
Held for sale	247,561	(181,324)	66,237	260,114	(191,510)	68,604

Total	$7,772,606	(3,314,739)	4,457,867	$7,448,618	(3,247,400)	4,201,218

(1)	Revenue earning equipment, net includes vehicles under capital leases of $29.1 million, less accumulated amortization of $19.0 million, at March 31, 2011, and $29.2 million, less accumulated amortization of $18.5 million, at December 31, 2010. Amortization expense attributed to vehicles acquired under capital leases is combined with depreciation expense.
     At the end of 2010, we completed our annual review of residual values and useful lives of revenue earning equipment. Based on the results of our analysis, we adjusted the estimated residual values of certain classes of revenue earning equipment effective January 1, 2011. The change in estimated residual values increased pre-tax earnings for the three months ended March 31, 2011 by approximately $1.4 million, or $0.02 per diluted common share, compared with the same period in 2010.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(J) GOODWILL
     The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	Fleet	Supply	Dedicated
	Management	Chain	Contract
	Solutions	Solutions	Carriage	Total
	(In thousands)
Balance at January 1, 2011:
Goodwill	$202,941	177,222	4,900	385,063
Accumulated impairment losses	(10,322)	(18,899)	—	(29,221)

	192,619	158,323	4,900	355,842
Acquisitions	12,655	—	14,123	26,778
Purchase accounting adjustments	—	(4,319)	—	(4,319)
Foreign currency translation adjustment	195	250	—	445

Balance at March 31, 2011:
Goodwill	215,791	173,153	19,023	407,967
Accumulated impairment losses	(10,322)	(18,899)	—	(29,221)

	$205,469	154,254	19,023	378,746

     Purchase accounting adjustments related primarily to changes in deferred tax liabilities and evaluations of the physical and market condition of operating property and equipment. We did not recast the December 31, 2010 balance sheet as the adjustments are not material.
(K) ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31, 2011			December 31, 2010
	Accrued	Non-Current		Accrued	Non-Current
	Expenses	Liabilities	Total	Expenses	Liabilities	Total
	(In thousands)

Salaries and wages	$62,743	—	62,743	$81,037	—	81,037
Deferred compensation	1,376	21,018	22,394	1,965	21,258	23,223
Pension benefits	3,000	336,175	339,175	2,984	333,074	336,058
Other postretirement benefits	3,385	44,462	47,847	3,382	43,787	47,169
Employee benefits	1,627	—	1,627	2,251	—	2,251
Insurance obligations, primarily self-insurance	126,195	153,122	279,317	110,697	148,639	259,336
Residual value guarantees	2,461	2,169	4,630	2,301	2,196	4,497
Deferred rent	12,228	11,338	23,566	2,397	16,787	19,184
Deferred vehicle gains	473	1,252	1,725	473	1,374	1,847
Environmental liabilities	4,942	9,014	13,956	5,145	8,908	14,053
Asset retirement obligations	3,799	12,577	16,376	3,868	12,319	16,187
Operating taxes	81,270	—	81,270	73,095	—	73,095
Income taxes	1,818	75,231	77,049	2,559	73,849	76,408
Interest	31,618	—	31,618	30,478	—	30,478
Deposits, mainly from customers	35,470	7,540	43,010	31,755	7,538	39,293
Deferred revenue	18,698	1,950	20,648	15,956	4,646	20,602
Acquisition holdbacks	20,670	—	20,670	6,177	—	6,177
Other	33,697	9,057	42,754	40,495	6,433	46,928

Total	$445,470	684,905	1,130,375	$417,015	680,808	1,097,823

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(L) INCOME TAXES
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
     Foreign — we are no longer subject to foreign tax examinations by tax authorities for tax years before 2003 in Canada, 2001 in Brazil, 2006 in Mexico and 2007 in the U.K., which are our major foreign tax jurisdictions. In Brazil, we were assessed $17.0 million, including penalties and interest, related to the tax due on the sale of our outbound auto carriage business in 2001. On November 11, 2010, the Administrative Tax Court dismissed the assessment. The period for the tax authority to appeal the decision has not yet closed. We believe it is more likely than not that our tax position will ultimately be sustained and no amounts have been reserved for this matter.
     At March 31, 2011 and December 31, 2010, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $62.2 million and $61.2 million, respectively. Unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $2.2 million by March 31, 2012, if audits are completed or tax years close.
          Like-Kind Exchange Program
     We have a like-kind exchange program for certain of our revenue earning equipment operating in the U.S. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form whereby tax gains on disposal of eligible vehicles are deferred. To qualify for like-kind exchange treatment, we exchange through a qualified intermediary eligible vehicles being disposed of with vehicles being acquired, allowing us to generally carryover the tax basis of the vehicles sold (“like-kind exchanges”). The program results in a material deferral of federal and state income taxes. As part of the program, the proceeds from the sale of eligible vehicles are restricted for the acquisition of replacement vehicles and other specified applications. Due to the structure utilized to facilitate the like-kind exchanges, the qualified intermediary that holds the proceeds from the sales of eligible vehicles and the entity that holds the vehicles to be acquired under the program are required to be consolidated in the accompanying Consolidated Condensed Financial Statements in accordance with U.S. GAAP. At March 31, 2011 and December 31, 2010, these consolidated entities had total assets, primarily revenue earning equipment, and total liabilities, primarily accounts payable, of $140.0 million and $49.5 million, respectively.
          Tax Law Changes
     On January 13, 2011, the state of Illinois enacted changes to its tax system, which included an increase to the corporate income tax rate from 4.8% to 7.0%. The impact of this change resulted in a non-cash charge to deferred income taxes and a decrease to earnings for the three months ended March 31, 2011 of $1.2 million or $0.02 per diluted common share.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
          Effective Tax Rate
     Our effective income tax rate from continuing operations for the first quarter of 2011 was 40.7% compared to 42.8% in the same period of the prior year. The decrease in the effective income tax rate from continuing operations was mainly due to a decrease in the amount of non-deductible items on higher earnings partially offset by the impact of the tax law change in the State of Illinois.
(M) DEBT

	Weighted-Average
	Interest Rate
	March 31,	December 31,		March 31,	December 31,
	2011	2010	Maturities	2011	2010
				(In thousands)
Short-term debt and current portion of long-term debt:
Unsecured foreign obligations	4.86%	4.56%	2011-2012	$90,590	$42,968
Current portion of long-term debt, including capital leases				377,384	377,156

Total short-term debt and current portion of long-term debt				467,974	420,124

Long-term debt:
U.S. commercial paper (1)	0.42%	0.42%	2012	77,984	367,880
Unsecured U.S. notes — Medium-term notes (1)	4.88%	5.28%	2011-2025	2,508,957	2,158,647
Unsecured U.S. obligations, principally bank term loans	1.53%	1.54%	2012-2013	105,400	105,600
Unsecured foreign obligations	—%	5.14%	—	—	45,109
Capital lease obligations	7.90%	7.86%	2011-2017	11,905	11,369

Total before fair market value adjustment				2,704,246	2,688,605
Fair market value adjustment on notes subject to hedging (2)				14,280	15,429

				2,718,526	2,704,034
Current portion of long-term debt, including capital leases				(377,384)	(377,156)

Long-term debt				2,341,142	2,326,878

Total debt				$2,809,116	$2,747,002

(1)	We had unamortized original issue discounts of $10.1 million and $10.5 million at March 31, 2011 and December 31, 2010, respectively.

(2)	The notional amount of executed interest rate swaps designated as fair value hedges was $400 million and $250 million at March 31, 2011 and December 31, 2010, respectively.
     We can borrow up to $875 million under a global revolving credit facility with a syndicate of thirteen lending institutions led by Bank of America N.A., Bank of Tokyo-Mitsubishi UFJ, Ltd., Mizuho Corporate Bank, Ltd., Royal Bank of Scotland Plc and Wells Fargo N.A. The global credit facility matures in April 2012 and is used primarily to finance working capital and provide support for the issuance of unsecured commercial paper in the U.S. and Canada. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at March 31, 2011). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The agreement provides for annual facility fees, which range from 22.5 basis points to 62.5 basis points, and are based on Ryder’s long-term credit ratings. The current annual facility fee is 37.5 basis points, which applies to the total facility size of $875 million. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated tangible net worth, of less than or equal to 300%. Tangible net worth, as defined in the credit facility, includes 50% of our deferred federal income tax liability and excludes the book value of our intangibles. The ratio at March 31, 2011 was 191%. At March 31, 2011, $796.6 million was available under the credit facility, net of the support for commercial paper borrowings.
     Our global revolving credit facility permits us to refinance short-term commercial paper obligations on a long-term basis. Settlement of short-term commercial paper obligations not expected to require the use of working capital are classified as long-term as we have both the intent and ability to refinance on a long-term basis. At March 31, 2011 and December 31, 2010, we classified $78.0 million and $367.9 million, respectively, of short-term commercial paper as long-term debt.
     In February 2011, we issued $350 million of unsecured medium-term notes maturing in March 2015. If the notes are downgraded following, and as a result of, a change in control, the note holder can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest. In connection with the issuance of the medium term

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
notes, we entered into two interest rate swaps with an aggregate notional amount of $150 million maturing in March 2015. Refer to Note (O),“Derivatives,” for additional information.
     We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program are limited to $175 million. If no event occurs which causes early termination, the 364-day program will expire on October 28, 2011. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. At March 31, 2011 and December 31, 2010, no amounts were outstanding under the program. Sales of receivables under this program will be accounted for as secured borrowings based on our continuing involvement in the transferred assets.
     At March 31, 2011 and December 31, 2010, we had letters of credit and surety bonds outstanding totaling $267.2 million and $264.8 million, respectively, which primarily guarantee the payment of insurance claims.
(N) FAIR VALUE MEASUREMENTS
     The following tables present our assets and liabilities that are measured at fair value on a recurring basis and the levels of inputs used to measure fair value:

		Fair Value Measurements
		At March 31, 2011 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
			(In thousands)
Assets:
Investments held in Rabbi Trusts:
Cash and cash equivalents		$3,144	—	—	3,144
U.S. equity mutual funds		8,905	—	—	8,905
Foreign equity mutual funds		2,553	—	—	2,553
Fixed income mutual funds		2,977	—	—	2,977

Investments held in Rabbi Trusts	DFL and other assets	17,579	—	—	17,579
Interest rate swaps	DFL and other assets	—	14,280	—	14,280

Total assets at fair value		$17,579	14,280	—	31,859

Liabilities:
Contingent consideration	Accrued expenses	$—	—	14,400	14,400

		Fair Value Measurements
		At December 31, 2010 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
			(In thousands)
Assets:
Investments held in Rabbi Trusts
Cash and cash equivalents		$2,348	—	—	2,348
U.S. equity mutual funds		8,409	—	—	8,409
Foreign equity mutual funds		5,188	—	—	5,188
Fixed income mutual funds		1,459	—	—	1,459

Investments held in Rabbi Trusts	DFL and other assets	17,404	—	—	17,404
Interest rate swap	DFL and other assets	—	15,429	—	15,429

Total assets at fair value		$17,404	15,429	—	32,833

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
     Interest rate swaps — The derivatives are pay-variable, receive-fixed interest rate swaps based on the LIBOR rate and are designated as fair value hedges. Fair value was based on a model-driven income approach using the LIBOR rate at each interest payment date, which was observable at commonly quoted intervals for the full term of the swaps. Therefore, our interest rate swaps were classified within Level 2 of the fair value hierarchy.
     Contingent consideration — Fair value was based on the income approach and uses significant inputs that are not observable in the market. Therefore, the liability was classified within Level 3 of the fair value hierarchy. Refer to Note (C), “Acquisitions,” for additional information.
     The following tables present our assets and liabilities that are measured at fair value on a nonrecurring basis and the levels of inputs used to measure fair value:

	Fair Value Measurements
	At March 31, 2011 Using			Total Losses (2)
	Level 1	Level 2	Level 3	Three months ended
	(In thousands)
Assets held for sale:
Revenue earning equipment: (1)
Trucks	$—	—	10,155	$1,689
Tractors	—	—	4,274	689
Trailers	—	—	646	661

Total assets at fair value	$—	—	15,075	$3,039

	Fair Value Measurements
	At March 31, 2010 Using			Total Losses (2)
	Level 1	Level 2	Level 3	Three months ended
	(In thousands)
Assets held for sale:
Revenue earning equipment: (1)
Trucks	$—	—	16,304	$4,369
Tractors	—	—	23,383	3,810
Trailers	—	—	2,548	1,551

Total revenue earning equipment	—	—	42,235	9,730
Operating property and equipment held for sale	—	—	8,792	—

Total assets at fair value	$—	—	51,027	$9,730

(1)	Represents the portion of all revenue earning equipment held for sale that is recorded at fair value, less costs to sell.

(2)	Total losses represent fair value adjustments for all vehicles held for sale throughout the period for which fair value was less than carrying value.
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
     Fair value of total debt (excluding capital lease obligations) at March 31, 2011 and December 31, 2010 was approximately $2.94 billion and $2.86 billion, respectively. For publicly-traded debt, estimates of fair value were based on market prices. For other debt,

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
fair value was estimated based on rates currently available to us for debt with similar terms and remaining maturities. The carrying amounts reported in the Consolidated Condensed Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.
(O) DERIVATIVES
     In February 2011, we issued $350 million of unsecured medium-term notes maturing in March 2015. Concurrently, we entered into two interest rate swaps, with an aggregate notional amount of $150 million maturing in March 2015. The swaps were designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. At March 31, 2011, the interest rate swap agreements effectively changed $150 million of fixed-rate debt instruments with an interest rate of 3.15% to LIBOR-based floating-rate debt at a weighted-average interest rate of 1.42%. Changes in the fair value of our interest rate swaps are offset by changes in the fair value of the debt instrument. Accordingly, there is no ineffectiveness related to the interest rate swaps.
     In February 2008, we issued $250 million of unsecured medium-term notes maturing in March 2013. Concurrently, we entered into an interest rate swap with a notional amount of $250 million maturing in March 2013. The swap was designated as a fair value hedge whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. At March 31, 2011, the interest rate swap agreement effectively changed $250 million of fixed-rate debt with an interest rate of 6.00% to LIBOR-based floating-rate debt at a rate of 2.59%. Changes in the fair value of our interest rate swap are offset by changes in the fair value of the debt instruments. Accordingly, there is no ineffectiveness related to the interest rate swap.
     The location and amount of gains (losses) on derivative instruments and related hedged items reported in the Consolidated Condensed Statements of Earnings were as follows:

	Location of Gain (Loss)	Three months ended March 31,
Fair Value Hedging Relationship	Recognized in Income	2011	2010
		(In thousands)

Derivatives: Interest rate swaps	Interest expense	$(1,149)	2,027
Hedged items: Fixed-rate debt	Interest expense	1,149	(2,027)

Total		$—	—

     Refer to Note (N), “Fair Value Measurements,” for disclosures of the fair value and line item caption of derivative instruments recorded on the Consolidated Condensed Balance Sheets.
(P) SHARE REPURCHASE PROGRAMS
     In December 2009, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and stock purchase plans. Under the December 2009 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company’s various employee stock, stock option and stock purchase plans from December 1, 2009 through December 15, 2011. The December 2009 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management has established a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2009 program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the plan. For the three months ended March 31, 2011 and 2010, we repurchased and retired 250,000 shares and 169,599 shares, respectively, under this program at an aggregate cost of $12.0 million and $5.8 million, respectively.
     In February 2010, our Board of Directors authorized a $100 million discretionary share repurchase program over a period not to exceed two years. For the three months ended March 31, 2010, we repurchased and retired 550,000 shares under the program at an aggregate cost of $19.3 million. In December 2010, we completed this program.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Q) COMPREHENSIVE INCOME
     Comprehensive income presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. Our total comprehensive income presently consists of net earnings, currency translation adjustments associated with foreign operations that use the local currency as their functional currency and various pension and other postretirement benefits related items.
     The following table provides a reconciliation of net earnings as reported in the Consolidated Condensed Statements of Earnings to comprehensive income:

	Three months ended March 31,
	2011	2010
	(In thousands)

Net earnings	$25,125	12,373
Other comprehensive income:
Foreign currency translation adjustments	24,343	(1,650)
Amortization of transition obligation (1)	(6)	(4)
Amortization of net actuarial loss (1)	3,368	3,157
Amortization of prior service credit (1)	(406)	(400)
Change in net actuarial loss (1)	—	(82)

Total comprehensive income	$52,424	13,394

(1)	Amounts pertain to our pension and/or postretirement benefit plans and are presented net of tax. See Note (R), “Employee Benefit Plans,” for additional information.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(R) EMPLOYEE BENEFIT PLANS
     Components of net periodic benefit cost were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,
	2011	2010	2011	2010
	(In thousands)
Company-administered plans:
Service cost	$3,767	5,089	$347	426
Interest cost	24,490	24,097	669	765
Expected return on plan assets	(25,859)	(23,301)	—	—
Amortization of:
Transition obligation	(8)	(6)	—	—
Net actuarial loss	5,129	4,732	106	178
Prior service credit	(570)	(563)	(58)	(58)

	6,949	10,048	1,064	1,311
Union-administered plans	1,341	1,275	—	—

Net periodic benefit cost	$8,290	11,323	$1,064	1,311

Company-administered plans:
U.S.	$7,100	8,816	$883	941
Non-U.S.	(151)	1,232	181	370

	6,949	10,048	1,064	1,311
Union-administered plans	1,341	1,275	—	—

	$8,290	11,323	$1,064	1,311

     Pension Contributions
     In 2011, we expect to contribute approximately $15 million to our pension plans. During the first quarter of 2011, we contributed $3.5 million to our pension plans.
     Savings Plans
          Employees who do not actively participate in pension plans and are not covered by union-administered plans are generally eligible to participate in enhanced savings plans. Plans provide for (i) a company contribution even if employees do not make contributions, (ii) a company match of employee contributions of eligible pay, subject to tax limits and (iii) a discretionary company match based on our performance. During the first quarter of 2011 and 2010, we recognized total savings plan costs of $8.2 million and $6.7 million, respectively.
(S) SUPPLEMENTAL CASH FLOW INFORMATION
     Supplemental cash flow information was as follows:

	Three months ended March 31,
	2011	2010
	(In thousands)
Interest paid	$31,429	$26,686
Income taxes paid (refunded)	$5,110	$(11,119)
Changes in accounts payable related to purchases of revenue earning equipment	$134,806	$76,308
Revenue earning equipment acquired under capital leases	$1,153	$—

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
     Our primary measurement of segment financial performance, defined as “Net Before Taxes” (NBT), includes an allocation of Central Support Services (CSS) and excludes restructuring and other charges, net described in Note (G), “Restructuring and Other Charges.” CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal and corporate communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     The following tables set forth financial information for each of our business segments and reconciliation between segment NBT and earnings from continuing operations before income taxes for the three months ended March 31, 2011 and 2010. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

	FMS	SCS	DCC	Eliminations	Total
			(In thousands)
For the three months ended March 31, 2011
Revenue from external customers	$889,616	401,038	134,722	—	1,425,376
Inter-segment revenue	90,500	—	—	(90,500)	—

Total revenue	$980,116	401,038	134,722	(90,500)	1,425,376

Segment NBT	$38,562	12,064	7,398	(4,904)	53,120

Unallocated CSS					(8,742)
Restructuring and other charges, net					(768)

Earnings from continuing operations before income taxes					$43,610

Segment capital expenditures (1), (2)	$301,972	6,140	959	—	309,071

Unallocated CSS					4,147

Capital expenditures paid					$313,218

March 31, 2010
Revenue from external customers	$809,389	294,207	116,342	—	1,219,938
Inter-segment revenue	74,594	—	—	(74,594)	—

Total revenue	$883,983	294,207	116,342	(74,594)	1,219,938

Segment NBT	$21,695	7,025	7,386	(4,732)	31,374

Unallocated CSS					(8,882)

Earnings from continuing operations before income taxes					$22,492

Segment capital expenditures (2)	$195,488	1,501	612	—	197,601

Unallocated CSS					2,500

Capital expenditures paid					$200,101

(1)	Excludes revenue earning equipment acquired under capital leases.

(2)	Excludes acquisition payments of $83.8 million and $2.4 million during the three months ended March 31, 2011 and 2010, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS —
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
OVERVIEW
     The following discussion should be read in conjunction with the unaudited Consolidated Condensed Financial Statements and notes thereto included under Item 1. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2010 Annual Report on Form 10-K.
     Ryder System, Inc. (Ryder) is a global leader in transportation and supply chain management solutions. Our business is divided into three business segments: Fleet Management Solutions (FMS), which provides full service leasing, contract maintenance, contract-related maintenance and commercial rental of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; Supply Chain Solutions (SCS), which provides comprehensive supply chain consulting including distribution and transportation services in North America and Asia; and Dedicated Contract Carriage (DCC), which provides vehicles and drivers as part of a dedicated transportation solution in the U.S. We operate in highly competitive markets. Our customers select us based on numerous factors including service quality, price, technology and service offerings. As an alternative to using our services, customers may choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors. Our customer base includes enterprises operating in a variety of industries including automotive, electronics, transportation, grocery, lumber and wood products, food service and home furnishing.
ITEMS AFFECTING COMPARABILITY BETWEEN PERIODS
   Accounting Changes
     See Note (B), “Accounting Changes,” for a discussion of the impact of changes in accounting guidance.
   Other
     On March 11, 2011, an earthquake and tsunami occurred off the northeast coast of Japan. Our first quarter results were not significantly impacted by these events. However we expect our second quarter SCS results to be adversely affected by customer business impacts, specifically due to announced automotive production cuts with one of our significant customers. We estimate the impact to be approximately $0.04 to $0.05 per diluted common share in the second quarter of 2011 and $0.10 to $0.15 per diluted common share for the full year. Based on currently available information, we expect a ramp up of automotive production levels in the second half of the year; however, these production levels are subject to change as conditions develop. We will continue to monitor the situation in Japan and its potential impacts on our customers’ operations.
   ACQUISITIONS
     We completed two acquisitions in 2011 under which we acquired a company’s fleet of vehicles and contractual customers. The combined networks operate under Ryder’s name and complement our existing market coverage and service network. The results of these acquisitions have been included in our consolidated results since the dates of acquisition.

	Business			Contractual
Company Acquired	Segment	Date	Vehicles	Customers	Market
The Scully Companies	FMS/DCC	January 28, 2011	2,100	200	Western U.S.
Carmenita Leasing, Inc.	FMS	January 10, 2011	190	60	California
     Total Logistic Control — On December 31, 2010, we acquired all of the common stock of Total Logistic Control (TLC), a leading provider of comprehensive supply chain solutions to food, beverage, and consumer packaged goods manufacturers in the U.S. TLC provides customers a broad suite of end-to-end services, including distribution management, contract packaging services and solutions engineering. This acquisition enhances our SCS capabilities and growth prospects in the areas of packaging and warehousing, including temperature-controlled facilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
CONSOLIDATED RESULTS

	Three months ended March 31,		Change
	2011	2010	2011/2010
	(In thousands, except per share amounts)

Earnings from continuing operations before income taxes	$43,610	22,492	94%
Provision for income taxes	17,753	9,620	85

Earnings from continuing operations	25,857	12,872	101
Loss from discontinued operations, net of tax	(732)	(499)	(47)

Net earnings	$25,125	12,373	103%

Earnings (loss) per common share — Diluted
Continuing operations	$0.50	0.24	108%
Discontinued operations	(0.02)	(0.01)	NM

Net earnings	$0.48	0.23	109%

Weighted-average shares outstanding — Diluted	51,011	52,702	(3)%

     Earnings from continuing operations before income taxes (NBT) increased 94% in the first quarter of 2011 to $43.6 million. The increase in pre-tax earnings was driven by better organic performance in global commercial rental and used vehicle sales, acquisitions and higher volumes in our Supply Chain Solutions business segment. This increase was partially offset by lower full service lease performance reflecting higher maintenance costs on a relatively older fleet, higher compensation costs and higher investments in strategic growth initiatives. Earnings from continuing operations increased 101% in the first quarter of 2011 to $25.9 million. Earnings from continuing operations in 2011 included an income tax charge of $1.2 million, or $0.02 per diluted common share, associated with an increase in deferred income taxes due to an enacted change in Illinois tax laws. Earnings from continuing operations for the first quarter of 2011 included a restructuring charge of $0.5 million or $0.01 per diluted common share. Excluding this item, comparable earnings and EPS from continuing operations for the first quarter of 2011 increased 104% to $26.3 million and 113% to $0.51 per diluted common share, respectively. We believe that comparable earnings from continuing operations and comparable earnings per diluted common share from continuing operations measures provide useful information to investors because they exclude significant items that are unrelated to our ongoing business operations.
     Net earnings increased 103% in the first quarter of 2011 to $25.1 million or $0.48 per diluted common share. Net earnings in the first quarter of 2011 and 2010 were negatively impacted by losses from discontinued operations from SCS South America and Europe of $0.7 million and $0.5 million, respectively.
     EPS growth in the first quarter of 2011 exceeded the net earnings growth reflecting the impact of share repurchase programs. See “Operating Results by Business Segment” for a further discussion of operating results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

	Three months ended March 31,		Change
	2011	2010	2011/2010
	(Dollars in thousands)
Revenue:
Fleet Management Solutions	$980,116	883,983	11%
Supply Chain Solutions	401,038	294,207	36
Dedicated Contract Carriage	134,722	116,342	16
Eliminations	(90,500)	(74,594)	(21)

Total	$1,425,376	1,219,938	17

Operating revenue (1)	$1,129,070	987,590	14%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our businesses and as a measure of sales activity. FMS fuel services revenue net of related intersegment billings, which is directly impacted by fluctuations in market fuel prices, is excluded from the operating revenue computation as fuel is largely a pass-through to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. Subcontracted transportation is deducted from total revenue to arrive at operating revenue as subcontracted transportation is typically a pass-through to our customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Operating revenue is also a primary internal operating metric used to measure segment performance. Refer to the section titled “Non-GAAP Financial Measures” for a reconciliation of total revenue to operating revenue.
     Total revenue increased 17% in the first quarter of 2011 to $1.43 billion. Total revenue growth was driven by the impact of recent acquisitions and higher fuel revenue. Operating revenue increased 14% in the first quarter of 2011 to $1.13 billion primarily due to the impact of recent acquisitions and organic growth in commercial rental and SCS freight volumes. Total revenue and operating revenue in the first quarter of 2011 included a favorable foreign exchange impact of 1.0%, primarily due to the strengthening of the Canadian dollar.

	Three months ended March 31,		Change
	2011	2010	2011/2010
	(Dollars in thousands)

Operating expense (exclusive of items shown separately)	$694,423	577,614	20%
Percentage of revenue	49%	47%
     Operating expense and operating expense as a percentage of revenue increased in the first quarter of 2011 primarily as a result of pass-throughs of higher fuel costs as well as higher maintenance costs and the impact of acquisitions.

	Three months ended March 31,		Change
	2011	2010	2011/2010
	(Dollars in thousands)

Salaries and employee-related costs	$365,395	304,712	20%
Percentage of revenue	26%	25%
Percentage of operating revenue	32%	31%
     Salaries and employee-related costs increased 20% in the first quarter of 2011 to $365.4 million primarily due to the impact of recent acquisitions. Salaries and employee-related costs were also impacted by higher headcount to support growth in our FMS and SCS business segments and higher incentive-based compensation. Average headcount from continuing operations for the first quarter of 2011 increased 15% compared with the same period in the prior year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

	Three months ended March 31,		Change
	2011	2010	2011/2010
	(Dollars in thousands)

Subcontracted transportation	$83,082	60,337	38%
Percentage of revenue	6%	5%

Subcontracted transportation expense represents freight management costs on logistics contracts for which we purchase transportation from third parties. Subcontracted transportation expense is directly impacted by whether we are acting as an agent or principal in our transportation management contracts. To the extent that we are acting as a principal, revenue is reported on a gross basis and carriage costs to third parties are recorded as subcontracted transportation expense. To the extent we are acting as an agent, revenue is reported net of carriage costs to third parties. The impact to net earnings is the same whether we are acting as an agent or principal in the arrangement. Subcontracted transportation expense increased 38% in the first quarter of 2011 to $83.1 million as a result of increased automotive freight volumes.

	Three months ended March 31,		Change
	2011	2010	2011/2010
	(Dollars in thousands)

Depreciation expense	$205,937	211,005	(2)%
Gains on vehicle sales, net	$(12,349)	(4,518)	173
Equipment rental	$14,233	16,455	(14)%

Depreciation expense relates primarily to FMS revenue earning equipment. Revenue earning equipment held for sale is recorded at the lower of fair value less costs to sell or carrying value. Losses to reflect change in fair value are reflected within Depreciation expense. Depreciation expense decreased 2% in the first quarter of 2011 to $205.9 million because of reduced write-downs of $6.7 million in the carrying value of vehicles held for sale. The decrease also reflects changes in residual values of certain classes of our revenue equipment effective January 1, 2011 and lower accelerated depreciation, which together declined $3.6 million. The decrease in depreciation expense was partially offset by the impact of acquisitions and higher average new vehicle investments. Refer to Note (I), “Revenue Earning Equipment,” in the Notes to Consolidated Condensed Financial Statements for additional information.

Gains on vehicle sales, net increased in the first quarter of 2011 to $12.3 million due to higher average pricing on vehicles sold.

Equipment rental consists primarily of rent expense for FMS revenue earning equipment under lease. Equipment rental decreased 14% to $14.2 million in the first quarter of 2011 due to a lower number of leased vehicles.

	Three months ended March 31,		Change
	2011	2010	2011/2010
	(Dollars in thousands)

Interest expense	$34,419	33,336	3%
Effective interest rate	5.0%	5.4%
     Interest expense increased 3% in the first quarter of 2011 to $34.4 million due to higher average outstanding debt and partially offset by a lower effective interest rate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

	Three months ended March 31,
	2011	2010
	(In thousands)

Miscellaneous income, net	$(4,142)	(1,495)

Miscellaneous income, net consists of investment (income) losses on securities used to fund certain benefit plans, interest income, (gains) losses from sales of operating property, foreign currency transaction (gains) losses and other non-operating items. Miscellaneous income, net improved $2.6 million in the first quarter of 2011 primarily due to gains from sales of facilities.

	Three months ended March 31,
	2011	2010
	(In thousands)

Restructuring and other charges, net	$768	—
     Refer to Note (G), “Restructuring and Other Charges,” for a discussion of the restructuring and other charges recognized in the first quarter of 2011.

	Three months ended March 31,		Change
	2011	2010	2011/2010
	(Dollars in thousands)

Provision for income taxes	$17,753	9,620	85%
Effective tax rate from continuing operations	40.7%	42.8%
     Our effective income tax rate from continuing operations for the first quarter of 2011 was 40.7% compared to 42.8% in the same period of the prior year. The decrease in the effective income tax rate from continuing operations was mainly due to a decrease in the amount of non-deductible items on higher projected earnings partially offset by the impact of a tax law change in Illinois which increased the corporate income tax rate from 4.8% to 7.0%.

	Three months ended March 31,
	2011	2010
	(In thousands)

Loss from discontinued operations, net of tax	$(732)	(499)
     Refer to Note (D), “Discontinued Operations,” in the Notes to Consolidated Condensed Financial Statements for a discussion of losses from discontinued operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended March 31,		Change
	2011	2010	2011/2010
	(Dollars in thousands)
Revenue:
Fleet Management Solutions	$980,116	883,983	11%
Supply Chain Solutions	401,038	294,207	36
Dedicated Contract Carriage	134,722	116,342	16
Eliminations	(90,500)	(74,594)	(21)

Total	$1,425,376	1,219,938	17%

Operating Revenue:
Fleet Management Solutions	$719,011	677,410	6%
Supply Chain Solutions	324,301	238,201	36
Dedicated Contract Carriage	128,376	112,011	15
Eliminations	(42,618)	(40,032)	(6)

Total	$1,129,070	987,590	14%

NBT:
Fleet Management Solutions	$38,562	21,695	78%
Supply Chain Solutions	12,064	7,025	72
Dedicated Contract Carriage	7,398	7,386	—
Eliminations	(4,904)	(4,732)	(4)

	53,120	31,374	69
Unallocated Central Support Services	(8,742)	(8,882)	2
Restructuring and other charges, net	(768)	—	NM

Earnings from continuing operations before income taxes	$43,610	22,492	94%

     As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Net Before Taxes” (NBT) from continuing operations, which includes an allocation of Central Support Services (CSS), and excludes restructuring and other charges, net, described in Note (G), “Restructuring and Other Charges,” in the Notes to Consolidated Condensed Financial Statements. CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal and corporate communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included within the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation.
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
     The following table sets forth equipment contribution included in NBT for our SCS and DCC business segments:

	Three months ended March 31,		Change
	2011	2010	2011/2010
	(Dollars in thousands)
Equipment contribution:
Supply Chain Solutions	$1,600	2,004	(20)%
Dedicated Contract Carriage	3,304	2,728	21

Total	$4,904	4,732	4%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Fleet Management Solutions

	Three months ended March 31,		Change
	2011	2010	2011/2010
	(Dollars in thousands)

Full service lease	$483,310	479,423	1%
Contract maintenance	38,075	39,765	(4)

Contractual revenue	521,385	519,188	—
Contract-related maintenance	44,696	40,218	11
Commercial rental	135,657	101,558	34
Other	17,273	16,446	5

Operating revenue (1)	719,011	677,410	6
Fuel services revenue	261,105	206,573	26

Total revenue	$980,116	883,983	11%

Segment NBT	$38,562	21,695	78%

Segment NBT as a % of total revenue	3.9%	2.5%	140 bps

Segment NBT as a % of operating revenue (1)	5.4%	3.2%	220 bps

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our FMS business segment and as a measure of sales activity. Fuel services revenue, which is directly impacted by fluctuations in market fuel prices, is excluded from our operating revenue computation as fuel is largely a pass-through to customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs.
     Total revenue increased 11% in the first quarter of 2011 to $980.1 million primarily due to higher fuel services revenue and higher commercial rental revenue. The increase in fuel services revenue was due to higher fuel cost pass-throughs. Operating revenue (revenue excluding fuel) increased 6% in the first quarter of 2011 to $719.0 million primarily due to higher commercial rental revenue. Total revenue and operating revenue in the first quarter of 2011 included a favorable foreign exchange impact of 0.8% and 0.9%, respectively.
     Full service lease revenue increased 1% in the first quarter of 2011 to $483.3 million reflecting the impact of recent acquisitions and favorable foreign exchange movements. We expect favorable full service lease revenue comparisons throughout the year due to acquisitions and a reduction in customer fleet downsizing. Commercial rental revenue increased 34% in the first quarter of 2011 to $135.7 million reflecting improved global market demand and higher pricing. We expect favorable commercial rental revenue comparisons to continue throughout the year driven by higher demand and higher pricing on a larger fleet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The following table provides commercial rental statistics on our global fleet:

	Three months ended March 31,		Change
	2011	2010	2011/2010
	(Dollars in thousands)

Non-lease customer rental revenue	$82,213	59,374	38%

Lease customer rental revenue (1)	$53,444	42,184	27%

Average commercial rental power fleet size — in service (2), (3)	24,500	21,700	13%

Commercial rental utilization — power fleet	72.5%	68.6%	390 bps

(1)	Lease customer rental revenue is revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.

(2)	Number of units rounded to nearest hundred and calculated using quarterly average unit counts.

(3)	Fleet size excluding trailers.
     FMS NBT increased 78% in the first quarter of 2011 to $38.6 million primarily due to significantly better commercial rental performance and improved used vehicle sales results. Commercial rental performance improved as a result of increased market demand and higher pricing on a larger average fleet. Used vehicle sales results were positively impacted by higher pricing and a lower average quarterly inventory level. FMS results in the first quarter of 2011 also benefited from a non-operational gain of $2.4 million from the sale of a facility as well as recent acquisitions. The increase in NBT was partially offset by lower full service lease performance, higher compensation-related expenses and planned spending on growth initiatives. Full service lease performance was adversely impacted by increased maintenance costs on a comparatively older fleet. However, year over year lease mileage comparisons improved reflecting increased usage of existing customer fleets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):

				Change
	March 31,	December 31,	March 31,	Mar. 2011/	Mar. 2011/
	2011	2010	2010	Dec. 2010	Mar. 2010
End of period vehicle count

By type:
Trucks (1)	65,500	63,000	63,600	4%	3%
Tractors (2)	50,800	49,600	50,200	2	1
Trailers (3)	33,400	33,000	34,500	1	(3)
Other	3,100	3,100	3,000	—	3

Total	152,800	148,700	151,300	3%	1%

By ownership:
Owned	149,200	145,000	146,300	3%	2%
Leased	3,600	3,700	5,000	(3)	(28)

Total	152,800	148,700	151,300	3%	1%

By product line:
Full service lease	111,800	111,100	112,700	1%	(1)%
Commercial rental	33,200	29,700	28,800	12	15
Service vehicles and other	2,800	2,700	3,000	4	(7)

Active units	147,800	143,500	144,500	3	2
Held for sale	5,000	5,200	6,800	(4)	(26)

Total	152,800	148,700	151,300	3%	1%

Customer vehicles under contract maintenance	33,200	33,400	33,900	(1)%	(2)%

Quarterly average vehicle count

By product line:
Full service lease	111,600	111,200	114,400	—%	(2)%
Commercial rental	30,900	30,400	27,800	2	11
Service vehicles and other	2,800	2,800	2,900	—	(3)

Active units	145,300	144,400	145,100	1	—
Held for sale	5,200	4,900	6,900	6	(25)

Total	150,500	149,300	152,000	1%	(1)%

Customer vehicles under contract maintenance	33,300	33,400	34,100	—%	(2)%

(1)	Generally comprised of Class 1 through Class 6 type vehicles with a Gross Vehicle Weight (GVW) up to 26,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Classes 7 and 8 type vehicles with a GVW of over 26,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.
NOTE: Amounts were computed using a 6-point average based on monthly information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The following table provides a breakdown of our non-revenue earning equipment included in our global fleet count (number of units rounded to nearest hundred):

				Change
	March 31,	December 31,	March 31,	Mar. 2011/	Mar. 2011/
	2011	2010	2010	Dec. 2010	Mar. 2010
Not yet earning revenue (NYE)	2,200	800	1,400	175%	57%
No longer earning revenue (NLE):
Units held for sale	5,000	5,200	6,800	(4)	(26)
Other NLE units	2,400	2,000	3,000	20	(20)

Total	9,600	8,000	11,200	20%	(14)%

     NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. For 2011, NYE units increased reflecting the refresh and modest growth of the rental fleet and to a lesser extent, new lease sales. NLE units represent vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. For 2011, NLE units increased compared to year-end due to the outservicing of the rental fleet. We expect NLE levels to increase throughout the year as we refresh the lease fleet.
Supply Chain Solutions

	Three months ended March 31,		Change
	2011	2010	2011/2010
	(Dollars in thousands)
Operating revenue:
Automotive	$122,727	106,568		15%
High-Tech	56,885	51,616		10
Retail & CPG	104,062	41,820		149
Industrial and other	40,627	38,197		6

Total operating revenue (1)	324,301	238,201		36
Subcontracted transportation	76,737	56,006		37

Total revenue	$401,038	294,207		36%

Segment NBT	$12,064	7,025		72%

Segment NBT as a % of total revenue	3.0%	2.4%	60	bps

Segment NBT as a % of operating revenue (1)	3.7%	2.9%	80	bps

Memo: Fuel costs (2)	$26,467	18,495		43%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of the SCS business segment and as a measure of sales activity. Subcontracted transportation is deducted from total revenue to arrive at operating revenue as subcontracted transportation is typically a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Operating revenue is also a primary internal operating metric and is used to measure segment performance.

(2)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.
     Total revenue increased 36% in the first quarter of 2011 to $401.0 million. Operating revenue increased 36% in the first quarter of 2011 to $324.3 million. The increase in total and operating revenue in the first quarter of 2011 was primarily due to the TLC acquisition and higher freight volumes. In the first quarter of 2011, SCS total and operating revenue included a favorable foreign currency exchange impact of 1.9% and 1.8%, respectively. We expect favorable revenue comparisons to continue throughout the year due to the impact of the TLC acquisition, higher overall freight volumes and new business.
     SCS NBT increased 72% in the first quarter of 2011 to $12.1 million primarily due to the impact of the TLC acquisition, better operating performance and higher freight volumes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Dedicated Contract Carriage

	Three months ended March 31,		Change
	2011	2010	2011/2010
	(Dollars in thousands)

Operating revenue (1)	$128,376	112,011		15%
Subcontracted transportation	6,346	4,331	47

Total revenue	$134,722	116,342		16%

Segment NBT	$7,398	7,386		—%

Segment NBT as a % of total revenue	5.5%	6.3%	(80	) bps

Segment NBT as a % of operating revenue (1)	5.8%	6.6%	(80	) bps

Memo: Fuel costs (2)	$27,317	19,405		41%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of the DCC business segment and as a measure of sales activity. Subcontracted transportation is deducted from total revenue to arrive at operating revenue as subcontracted transportation is typically a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Operating revenue is also a primary internal operating metric and is used to measure segment performance.

(2)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.
     Total revenue and operating revenue increased in the first quarter of 2011 due to the impact of the Scully acquisition and higher fuel cost pass-throughs. We expect favorable revenue comparisons to continue throughout the year.
     DCC NBT remained unchanged in the first quarter of 2011 compared to the same period of the prior year as the favorable impact of the Scully acquisition was offset by costs incurred to close certain customer locations and higher driver costs.
Central Support Services

	Three months ended March 31,		Change
	2011	2010	2011/2010
	(Dollars in thousands)

Human resources	$4,448	3,834	16%
Finance	12,236	12,560	(3)
Corporate services and public affairs	3,150	2,920	8
Information technology	15,392	13,611	13
Health and safety	1,723	1,655	4
Other	8,552	7,781	10

Total CSS	45,501	42,361	7
Allocation of CSS to business segments	(36,759)	(33,479)	(10)

Unallocated CSS	$8,742	8,882	(2)%

     Total CSS costs increased 7% in the first quarter of 2011 to $45.5 million primarily due to planned strategic investments in information technology initiatives and higher compensation expense. Unallocated CSS costs decreased in the first quarter due to lower spending on public affairs and professional services partially offset by higher compensation-related expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
     The following is a summary of our cash flows from operating, financing and investing activities from continuing operations:

	Three months ended March 31,
	2011	2010
	(In thousands)
Net cash provided by (used in):
Operating activities	$217,564	271,495
Financing activities	36,972	(114,895)
Investing activities	(311,267)	(135,184)
Effect of exchange rate changes on cash	341	(1,696)

Net change in cash and cash equivalents	$(56,390)	19,720

     A detail of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.
     Cash provided by operating activities from continuing operations decreased to $217.6 million in the three months ended March 31, 2011 compared with $271.5 million in 2010 because of an increase in working capital needs. Cash provided from financing activities from continuing operations in the three months ended March 31, 2011 increased to $37.0 million compared with cash used in financing activities of $114.9 million in 2010 due to higher borrowing needs to fund capital spending. Cash used in investing activities from continuing operations increased to $311.3 million in the three months ended March 31, 2011 compared with $135.2 million in 2010 due to higher vehicle spending and acquisition related payments.
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
     The following table shows the sources of our free cash flow computation:

	Three months ended March 31,
	2011	2010
	(In thousands)

Net cash provided by operating activities from continuing operations	$217,564	271,495
Sales of revenue earning equipment	66,150	48,433
Sales of operating property and equipment	5,030	526
Collections on direct finance leases	14,828	15,576

Total cash generated	303,572	336,030
Purchases of property and revenue earning equipment	(313,218)	(200,101)

Free cash flow	$(9,646)	135,929

     Free cash flow decreased $145.6 million to negative $9.6 million in the three months ended March 31, 2011 primarily due to higher vehicle spending. We expect full year free cash flow to be consistent with our previous forecast of negative $265 million as capital spending for lease equipment increases throughout the year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The following table provides a summary of capital expenditures:

	Three months ended March 31,
	2011	2010
	(In thousands)
Revenue earning equipment: (1)
Full service lease	$112,260	121,433
Commercial rental	317,279	142,219

	429,539	263,652
Operating property and equipment	18,485	12,757

Total capital expenditures	448,024	276,409
Changes in accounts payable related to purchases of revenue earning equipment	(134,806)	(76,308)

Cash paid for purchases of property and revenue earning equipment	$313,218	200,101

(1)	Capital expenditures exclude non-cash additions of approximately $1.2 million in 2011 in assets held under capital leases. No revenue earning equipment was acquired under capital leases for the three months ended March 31, 2010.
     Capital expenditures (accrual basis) increased 62% in the three months ended March 31, 2011 to $448.0 million principally as a result of increased commercial rental spending to refresh and grow the rental fleet. We anticipate full-year 2011 accrual basis capital expenditures to be consistent with our previous forecast of $1.75 billion.
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
     Our debt ratings at March 31, 2011 were as follows:

	Short-term	Long-term	Outlook
Moody’s Investors Service	P2	Baa1	Stable (affirmed February 2011)
Standard & Poor’s Ratings Services	A2	BBB+	Stable (raised August 2010)
Fitch Ratings	F2	A -	Stable (affirmed March 2011)
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
     We can borrow up to $875 million under a global revolving credit facility with a syndicate of thirteen lending institutions led by Bank of America N.A., Bank of Tokyo-Mitsubishi UFJ, Ltd., Mizuho Corporate Bank, Ltd., Royal Bank of Scotland Plc and Wells Fargo N.A. The global credit facility matures in April 2012 and is used primarily to finance working capital and provide support for the issuance of unsecured commercial paper in the U.S. and Canada. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at March 31, 2011). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The agreement provides for annual facility fees, which range from 22.5 basis points to 62.5 basis points, and are based on Ryder’s long-term credit ratings. The

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
current annual facility fee is 37.5 basis points, which applies to the total facility size of $875 million. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated tangible net worth, of less than or equal to 300%. Tangible net worth, as defined in the credit facility, includes 50% of our deferred federal income tax liability and excludes the book value of our intangibles. The ratio at March 31, 2011 was 191%. At March 31, 2011, $796.6 million was available under the credit facility, net of the support for commercial paper borrowings.
     Our global revolving credit facility permits us to refinance short-term commercial paper obligations on a long-term basis. Settlement of short-term commercial paper obligations not expected to require the use of working capital are classified as long-term as we have both the intent and ability to refinance on a long-term basis.
     In February 2011, we issued $350 million of unsecured medium-term notes maturing in March 2015. In connection with the issuance of the medium term notes, we entered into two interest rate swaps with an aggregate notional amount of $150 million maturing in March 2015. The swaps were designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. Refer to Note (O),“Derivatives” for additional information.
     We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program are limited to $175 million. If no event occurs which causes early termination, the 364-day program will expire on October 28, 2011. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. At March 31, 2011 and December 31, 2010, no amounts were outstanding under the program. Sales of receivables under this program will be accounted for as secured borrowings based on our continuing involvement in the transferred assets.
     Historically, we have established asset-backed securitization programs whereby we have sold beneficial interests in certain long-term vehicle leases and related vehicle residuals to a bankruptcy-remote special purpose entity that in turn transfers the beneficial interest to a special purpose securitization trust in exchange for cash. The securitization trust funds the cash requirement with the issuance of asset-backed securities, secured or otherwise collateralized by the beneficial interest in the long-term vehicle leases and the residual value of the vehicles. The securitization provides us with further liquidity and access to additional capital markets based on market conditions. On June 18, 2008, Ryder Funding II LP, a special purpose bankruptcy-remote subsidiary wholly-owned by Ryder, filed a registration statement on Form S-3 with the SEC for the registration of $600 million in asset-backed notes. The registration statement became effective on November 6, 2008 and remains effective until November 6, 2011.
     At March 31, 2011 we had the following amounts available to fund operations under the aforementioned facilities:

(In millions)
Global revolving credit facility	$797
Trade receivables program	$175

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The following table shows the movements in our debt balance:

	Three months ended March 31,
	2011	2010
	(In thousands)

Debt balance at January 1	$2,747,002	2,497,691

Cash-related changes in debt:
Net change in commercial paper borrowings	(290,132)	(52,000)
Proceeds from issuance of medium-term notes	349,867	—
Proceeds from issuance of other debt instruments	—	710
Other debt repaid, including capital lease obligations	(820)	(27,381)
Net change from discontinued operations	11	1,034

	58,926	(77,637)
Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	(1,149)	2,027
Addition of capital lease obligations, including acquisitions	1,153	—
Changes in foreign currency exchange rates and other non-cash items	3,184	1,734

Total changes in debt	62,114	(73,876)

Debt balance at March 31	$2,809,116	2,423,815

     In accordance with our funding philosophy, we attempt to balance the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25% to 45% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total obligations (including notional value of swap agreements) was 22% and 28% at March 31, 2011 and December 31, 2010, respectively.
     Ryder’s leverage ratios and a reconciliation of on-balance sheet debt to total obligations were as follows:

	March 31,	% to	December 31,	% to
	2011	Equity	2010	Equity
	(Dollars in thousands)

On-balance sheet debt	$2,809,116	195%	2,747,002	196%
Off-balance sheet debt—PV of minimum lease payments and guaranteed residual values under operating leases for vehicles (1)	98,812		99,797

Total obligations	$2,907,928	202%	2,846,799	203%

(1)	Present value (PV) does not reflect payments Ryder would be required to make if we terminated the related leases prior to the scheduled expiration dates.
     On-balance sheet debt to equity consists of balance sheet debt divided by total equity. Total obligations to equity represents balance sheet debt plus the present value of minimum lease payments and guaranteed residual values under operating leases for vehicles, discounted based on our incremental borrowing rate at lease inception, all divided by total equity. Although total obligations is a non-GAAP financial measure, we believe that total obligations is useful as it provides a more complete analysis of our existing financial obligations and helps better assess our overall leverage position. Our leverage ratios at March 31, 2011 were consistent with out ratios at year-end.
Off-Balance Sheet Arrangements
     We periodically enter into sale-leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions. In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense. These leases contain limited guarantees by us of the residual values of the leased vehicles

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
(residual value guarantees) that are conditioned upon disposal of the leased vehicles prior to the end of their lease term. The amount of future payments for residual value guarantees will depend on the market for used vehicles and the condition of the vehicles at time of disposal. We did not enter into any sale-leaseback transactions during the three months ended March 31, 2011 or 2010.
Pension Information
     The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. We disclosed in our 2010 Annual Report that we estimated contributions of approximately $15 million to our pension plans during 2011. During the three months ended March 31, 2011, we contributed $3.5 million to our pension plans. Changes in interest rates and the market value of the securities held by the plans during 2011 could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in 2012 and beyond. See Note (R), “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.
Share Repurchases and Cash Dividends
     See Note (P), “Share Repurchase Programs,” in the Notes to Consolidated Condensed Financial Statements for a discussion of share repurchases.
     In February 2011, our Board of Directors declared and paid a quarterly cash dividend of $0.27 per share of common stock.
NON-GAAP FINANCIAL MEASURES
     This Quarterly Report on Form 10-Q includes information extracted from consolidated condensed financial information but not required by generally accepted accounting principles (GAAP) to be presented in the financial statements. Certain of this information are considered “non-GAAP financial measures” as defined by SEC rules. Specifically, we refer to comparable earnings from continuing operations, comparable EPS from continuing operations, operating revenue, salaries and employee-related costs as a percentage of operating revenue, FMS operating revenue, FMS NBT as a % of operating revenue, SCS operating revenue, SCS NBT as a % of operating revenue, DCC operating revenue, DCC NBT as a % of operating revenue, total cash generated, free cash flow, total obligations and total obligations to equity. As required by SEC rules, we provide a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure and an explanation why management believes that presentation of the non-GAAP financial measure provides useful information to investors. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP.
     The following table provides a numerical reconciliation of total revenue to operating revenue which was not provided within the MD&A discussion:

	Three months ended March 31,
	2011	2010
	(In thousands)

Total revenue	$1,425,376	1,219,938
FMS fuel services and SCS/DCC subcontracted transportation (1)	(344,188)	(266,910)
Fuel eliminations	47,882	34,562

Operating revenue	$1,129,070	987,590

(1)	Includes intercompany fuel sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
FORWARD-LOOKING STATEMENTS
     Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:
•	our expectations as to anticipated revenue and earnings in each business segment, as well as future economic conditions and market demand, with respect to increased freight volume, improved contractual lease demand, positive commercial rental demand, revenue from recent acquisitions and new business;

•	our expectations regarding commercial rental pricing trends and fleet utilization;

•	our expectations of the long-term residual values of revenue earning equipment;

•	our ability to sell certain revenue earning vehicles throughout the year;

•	the anticipated increase in NLE vehicles in inventory throughout the year;

•	our expectations of free cash flow, operating cash flow, total cash generated and capital expenditures during 2011;

•	the adequacy of our accounting estimates and reserves for pension expense, employee benefit plan obligations, depreciation and residual value guarantees, self-insurance reserves, goodwill impairment, accounting changes and income taxes;

•	the adequacy of our fair value estimates of employee incentive awards under our share-based compensation plans;

•	the adequacy of our fair value estimates of total debt;

•	our ability to fund all of our operations for the foreseeable future through internally generated funds and outside funding sources;

•	the anticipated impact of foreign exchange rate movements;

•	the anticipated impact of fuel price fluctuations;

•	our expectations as to return on pension plan assets, future pension expense and estimated contributions;

•	our expectations regarding the completion and ultimate resolution of tax audits;

•	the anticipated deferral of tax gains on disposal of eligible revenue earning equipment pursuant to our vehicle like-kind exchange program;

•	our expectations regarding the impact of recently adopted or implemented accounting pronouncements;

•	our ability to access short-term and long-term unsecured debt in the capital markets;

•	our expectations regarding the future use and availability of funding sources;

•	the appropriateness of our short-term and long-term target leverage ranges and our expectations regarding meeting those ranges; and

•	our expectations regarding the short-term and long-term impact of the recent Japan earthquake and tsunami on our operations and the operations of our customers.
     These statements, as well as other forward-looking statements contained in this Quarterly Report, are based on our current plans and expectations and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors could cause actual results and events to differ significantly from those expressed in any forward-looking statements. These risk factors include, but are not limited to, the following:
•	Market Conditions:
o	Changes in general economic and financial conditions in the U.S. and worldwide leading to decreased demand for our services, lower profit margins, increased levels of bad debt and reduced access to credit

o	Unanticipated or unrealized effects of the recent Japan earthquake and tsunami that could affect our business or the business of our customers

o	Decrease in freight demand or setbacks in the recent recovery of the freight recession which would impact both our transactions and variable-based contractual business

o	Changes in our customers’ operations, financial condition or business environment that may limit their need for, or ability to purchase, our services

o	Changes in market conditions affecting the commercial rental market or the sale of used vehicles

o	Volatility in automotive volumes and shifting customer demand in the automotive industry

o	Less than anticipated growth rates in the markets in which we operate

o	Changes in current financial, tax or regulatory requirements that could negatively impact the leasing market

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
•	Competition:
o	Advances in technology may require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments

o	Competition from other service providers, some of which have greater capital resources or lower capital costs

o	Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources

o	Our inability to maintain current pricing levels due to economic conditions, demand for services, customer acceptance or competition
•	Profitability:
o	Our inability to obtain adequate profit margins for our services

o	Lower than expected sales volumes or customer retention levels

o	Our inability to integrate acquisitions as projected, achieve planned synergies or retain customers of companies we acquire

o	Lower full service lease sales activity

o	Loss of key customers in our SCS and DCC business segments

o	Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis

o	The inability of our business segments to create operating efficiencies

o	The inability of our legacy information technology systems to provide timely access to data

o	Sudden changes in fuel prices and fuel shortages

o	Higher prices for vehicles, diesel engines and fuel as a result of exhaust emissions standards enacted over the last few years

o	Our inability to successfully implement our asset management initiatives

o	Our key assumptions and pricing structure of our SCS contracts prove to be invalid

o	Increased unionizing, labor strikes, work stoppages and driver shortages

o	Difficulties in attracting and retaining drivers due to driver shortages, which may result in higher costs to procure drivers and higher turnover rates affecting our customers

o	Our inability to manage our cost structure

o	Our inability to limit our exposure for customer claims
•	Financing Concerns:
o	Higher borrowing costs and possible decreases in available funding sources caused by an adverse change in our debt ratings

o	Unanticipated interest rate and currency exchange rate fluctuations

o	Negative funding status of our pension plans caused by lower than expected returns on invested assets and unanticipated changes in interest rates

o	Withdrawal liability as a result of our participation in multi-employer plans

o	Instability in U.S. and worldwide credit markets, resulting in higher borrowing costs and/or reduced access to credit
•	Accounting Matters:
o	Impact of unusual items resulting from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and our organizational structure

o	Reductions in residual values or useful lives of revenue earning equipment

o	Increases in compensation levels, retirement rate and mortality resulting in higher pension expense; regulatory changes affecting pension estimates, accruals and expenses

o	Increases in healthcare costs resulting in higher insurance costs

o	Changes in accounting rules, assumptions and accruals

o	Impact of actual insurance claim and settlement activity compared to historical loss development factors used to project future development
•	Other risks detailed from time to time in our SEC filings
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes to Ryder’s exposures to market risks since December 31, 2010. Please refer to the 2010 Annual Report on Form 10-K for a complete discussion of Ryder’s exposures to market risks.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the first quarter of 2011, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the first quarter of 2011, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.
Changes in Internal Controls over Financial Reporting
     During the three months ended March 31, 2011, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information with respect to purchases we made of our common stock during the three months ended March, 31, 2011:

				Maximum
			Total Number of	Number of
			Shares	Shares That May
			Purchased as	Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced	the Anti-Dilutive
	Purchased(1)	Paid per Share	Programs	Program(2)
January 1 through January 31, 2011	3,422	$49.34	—	1,438,344
February 1 through February 28, 2011	68,449	49.03	20,000	1,418,344
March 1 through March 31, 2011	232,998	48.00	230,000	1,188,344

Total	304,869	$48.24	250,000

(1)	During the three months ended March 31, 2011, we purchased an aggregate of 54,869 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

(2)	In December 2009, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and stock purchase plans. Under the December 2009 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under our various employee stock, stock option and stock purchase plans from December 1, 2009 through December 15, 2011. The December 2009 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management has established a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2009 program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended March 31, 2011 we repurchased and retired 250,000 shares under this program at an aggregate cost of $12.0 million.

ITEM 6. EXHIBITS

31.1	Certification of Gregory T. Swienton pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Art A. Garcia pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Gregory T. Swienton and Art A. Garcia pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC. (Registrant)
Date: April 26, 2011	By:	/s/ Art A. Garcia
Art A. Garcia
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: April 26, 2011	By:	/s/ Cristina A. Gallo-Aquino
Cristina A. Gallo-Aquino
Vice President and Controller (Principal Accounting Officer)