Form 10-Q
period 2011-06-30
RYDER SYSTEM INC
filed 2011-07-27
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES      ☑ NO
The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at June 30, 2011 was 51,132,027.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

Page No.
PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements (unaudited)

Consolidated Condensed Statements of Earnings — Three and six months ended June 30, 2011 and 2010	1

Consolidated Condensed Balance Sheets — June 30, 2011 and December 31, 2010	2

Consolidated Condensed Statements of Cash Flows — Six months ended June 30, 2011 and 2010	3

Consolidated Condensed Statement of Shareholders’ Equity — Six months ended June 30, 2011	4

Notes to Consolidated Condensed Financial Statements	5

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk	45

ITEM 4 Controls and Procedures	45

PART II OTHER INFORMATION

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds	45

ITEM 6 Exhibits	46

SIGNATURES	47
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)

Revenue	$1,513,344	1,286,123	$2,938,720	2,506,061

Operating expense (exclusive of items shown separately)	738,466	611,495	1,432,889	1,189,109
Salaries and employee-related costs	370,367	310,241	735,762	614,953
Subcontracted transportation	83,193	64,585	166,275	124,922
Depreciation expense	214,858	206,761	420,795	417,766
Gains on vehicle sales, net	(15,658)	(6,587)	(28,007)	(11,105)
Equipment rental	14,729	16,614	28,962	33,069
Interest expense	32,974	31,152	67,393	64,488
Miscellaneous income, net	(595)	(345)	(4,737)	(1,840)
Restructuring and other charges, net	—	—	768	—

	1,438,334	1,233,916	2,820,100	2,431,362

Earnings from continuing operations before income taxes	75,010	52,207	118,620	74,699
Provision for income taxes	34,096	21,607	51,849	31,227

Earnings from continuing operations	40,914	30,600	66,771	43,472
Loss from discontinued operations, net of tax	(881)	(759)	(1,613)	(1,258)

Net earnings	$40,033	29,841	$65,158	42,214

Earnings (loss) per common share — Basic
Continuing operations	$0.80	0.58	$1.30	0.82
Discontinued operations	(0.02)	(0.01)	(0.03)	(0.02)

Net earnings	$0.78	0.57	$1.27	0.80

Earnings (loss) per common share — Diluted
Continuing operations	$0.79	0.58	$1.29	0.82
Discontinued operations	(0.02)	(0.02)	(0.03)	(0.03)

Net earnings	$0.77	0.56	$1.26	0.79

Cash dividends declared and paid per common share	$0.27	0.25	$0.54	0.50

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2011	2010
	(Dollars in thousands, except per
	share amount)
Assets:
Current assets:
Cash and cash equivalents	$130,156	213,053
Receivables, net	752,863	615,003
Inventories	64,884	58,701
Prepaid expenses and other current assets	157,558	136,544

Total current assets	1,105,461	1,023,301
Revenue earning equipment, net of accumulated depreciation of $3,363,654 and $3,247,400, respectively	4,817,487	4,201,218
Operating property and equipment, net of accumulated depreciation of $902,966 and $880,757, respectively	632,989	606,843
Goodwill	381,499	355,842
Intangible assets	85,975	72,269
Direct financing leases and other assets	420,878	392,901

Total assets	$7,444,289	6,652,374

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$293,882	420,124
Accounts payable	395,490	294,380
Accrued expenses and other current liabilities	495,808	417,015

Total current liabilities	1,185,180	1,131,519
Long-term debt	2,947,899	2,326,878
Other non-current liabilities	692,566	680,808
Deferred income taxes	1,159,365	1,108,856

Total liabilities	5,985,010	5,248,061

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, June 30, 2011 or December 31, 2010	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, June 30, 2011 — 51,132,027; December 31, 2010 — 51,174,757	25,566	25,587
Additional paid-in capital	752,911	735,540
Retained earnings	1,027,281	1,019,785
Accumulated other comprehensive loss	(346,479)	(376,599)

Total shareholders’ equity	1,459,279	1,404,313

Total liabilities and shareholders’ equity	$7,444,289	6,652,374

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2011	2010
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings	$65,158	42,214
Less: Loss from discontinued operations, net of tax	(1,613)	(1,258)

Earnings from continuing operations	66,771	43,472
Depreciation expense	420,795	417,766
Gains on vehicle sales, net	(28,007)	(11,105)
Share-based compensation expense	8,340	8,017
Amortization expense and other non-cash charges, net	18,766	19,567
Deferred income tax expense (benefit)	40,123	(22,994)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(84,408)	(30,740)
Inventories	(4,717)	(1,169)
Prepaid expenses and other assets	(12,029)	4,946
Accounts payable	21,521	17,941
Accrued expenses and other non-current liabilities	25,638	85,494

Net cash provided by operating activities from continuing operations	472,793	531,195

Cash flows from financing activities from continuing operations:
Net change in commercial paper borrowings	163,395	187,700
Debt proceeds	701,542	13,588
Debt repaid, including capital lease obligations	(376,450)	(226,411)
Dividends on common stock	(27,825)	(26,554)
Common stock issued	20,257	6,941
Common stock repurchased	(42,047)	(57,665)
Excess tax benefits from share-based compensation	1,398	533
Debt issuance costs	(6,781)	(156)

Net cash provided by (used in) financing activities from continuing operations	433,489	(102,024)

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(817,377)	(544,389)
Sales of revenue earning equipment	136,578	102,027
Sales of operating property and equipment	6,180	1,414
Acquisitions	(348,584)	(2,409)
Collections on direct finance leases	30,046	30,914
Changes in restricted cash	2,662	1,935
Other, net	—	1,950

Net cash used in investing activities from continuing operations	(990,495)	(408,558)

Effect of exchange rate changes on cash	2,862	(3,623)

(Decrease) increase in cash and cash equivalents from continuing operations	(81,351)	16,990

Cash flows from discontinued operations:
Operating cash flows	(1,603)	(5,676)
Financing cash flows	27	(2,940)
Investing cash flows	—	1,544
Effect of exchange rate changes on cash	30	(29)

Decrease in cash and cash equivalents from discontinued operations	(1,546)	(7,101)

(Decrease) increase in cash and cash equivalents	(82,897)	9,889
Cash and cash equivalents at January 1	213,053	98,525

Cash and cash equivalents at June 30	$130,156	108,414

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

						Accumulated
	Preferred			Additional		Other
	Stock	Common Stock		Paid-In	Retained	Comprehensive
	Amount	Shares	Par	Capital	Earnings	Loss	Total
	(Dollars in thousands, except per share amount)

Balance at December 31, 2010	$—	51,174,757	$25,587	735,540	1,019,785	(376,599)	1,404,313

Components of comprehensive income:
Net earnings	—	—	—	—	65,158	—	65,158
Foreign currency translation adjustments	—	—	—	—	—	25,988	25,988
Unrealized loss related to derivatives	—	—	—	—	—	(136)	(136)
Amortization of pension and postretirement items, net of tax	—	—	—	—	—	5,788	5,788
Change in net actuarial loss, net of tax	—	—	—	—	—	(1,520)	(1,520)

Total comprehensive income							95,278
Common stock dividends declared and paid — $0.54 per share	—	—	—	—	(27,825)	—	(27,825)
Common stock issued under employee stock option and stock purchase plans (1)	—	780,170	390	19,867	—	—	20,257
Benefit plan stock purchases (2)	—	(2,900)	(1)	(146)	—	—	(147)
Common stock repurchases	—	(820,000)	(410)	(11,653)	(29,837)	—	(41,900)
Share-based compensation	—	—	—	8,340	—	—	8,340
Tax benefits from share-based compensation	—	—	—	963	—	—	963

Balance at June 30, 2011	$—	51,132,027	$25,566	752,911	1,027,281	(346,479)	1,459,279

(1)	Net of common shares delivered as payment for the exercise price or to satisfy the option holders’ withholding tax liability upon exercise of options.

(2)	Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plans.
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
(C) ACQUISITIONS
     Hill Hire plc — On June 8, 2011, we acquired all of the common stock of Hill Hire plc (Hill Hire), a U.K. based full service leasing, rental and maintenance company for a purchase price of $251.5 million, net of cash acquired, all of which was paid as of June 30, 2011. The acquisition included Hill Hire’s fleet of approximately 8,000 full service lease and 5,700 rental vehicles, and approximately 400 contractual customers. The fleet included 9,700 trailers. The initial recording of the transaction was based on preliminary valuation assessments and is subject to change. The combined network operates under the Ryder name, complementing our Fleet Management Solutions (FMS) business segment market coverage in the U.K. Transaction costs related to the Hill Hire acquisition, all of which were included in “Operating expense” in the Consolidated Condensed Statement of Earnings, totaled $1.9 million for the six months ended June 30, 2011.
     The preliminary purchase price allocations and resulting impact on the June 30, 2011 Consolidated Condensed Balance Sheet relating to the Hill Hire acquisition were as follows:

(In thousands)
Assets:
Revenue earning equipment	$201,429
Operating property and equipment	18,780
Customer relationships and other intangibles	5,567
Other assets, primarily accounts receivable	60,988

286,764

Liabilities, primarily accrued liabilities	(35,269)

Net assets acquired	$251,495

     Pro Forma Information — The operating results of Hill Hire have been included in the consolidated condensed financial statements from the date of acquisition. The following table provides the unaudited pro forma revenues, net earnings and earnings per common share as if the results of the Hill Hire acquisition had been included in operations commencing January 1, 2010. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the acquisition been consummated during the periods for which the pro forma information is presented, or of future results.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Revenue — As reported	$1,513,344	1,286,123	$2,938,720	2,506,061
Revenue — Pro forma	$1,543,084	1,321,924	$3,006,290	2,578,223

Net earnings — As reported	$40,033	29,841	$65,158	42,214
Net earnings — Pro forma (1)	$47,791	28,637	$77,773	42,433

Net earnings per common share:
Basic — As reported	$0.78	0.57	$1.27	0.80
Basic — Pro forma	$0.93	0.54	$1.51	0.80

Diluted — As reported	$0.77	0.56	$1.26	0.79
Diluted — Pro forma	$0.92	0.54	$1.50	0.80

(1)	For the three and six months ended June 30, 2010, the pro forma net earnings include restructuring and integration-related transition and transaction costs of $5.1 million and $7.6 million, respectively.
     B.I.T. Leasing Inc.— On April 1, 2011, we acquired the assets of B.I.T. Leasing, Inc. (“BIT”), a full service truck leasing and fleet services company located in Hayward, California, for a purchase price of $13.8 million, of which $13.2 million was paid as of June 30, 2011. This agreement complements a 2010 acquisition whereby we acquired a portion of BIT’s fleet of full service lease and rental vehicles and contractual customers. The combination of both acquisitions included BIT’s fleet of approximately 490 full service lease and rental vehicles, 70 contract maintenance vehicles and 130 contractual customers. The initial recording of the transaction was based on preliminary valuation assessments and is subject to change. As of June 30, 2011, goodwill and customer relationship intangibles related to the BIT acquisition were $1.4 million and $0.5 million, respectively. The combined network operates under the Ryder name, complementing our FMS business segment market coverage in California.
     The Scully Companies — On January 28, 2011, we acquired the common stock of The Scully Companies, Inc.’s (“Scully”) FMS business and the assets of Scully’s Dedicated Contract Carriage (DCC) business. The acquisition included Scully’s fleet of approximately 1,800 full service lease and 300 rental vehicles, and approximately 200 contractual customers. The purchase price was $91.2 million, of which $71.2 million was paid as of June 30, 2011. During 2011, the purchase price was increased by $0.5 million due to the settlement of working capital related items. The purchase price includes $14.4 million in contingent consideration to be paid to the seller provided acquired customers are retained for a specified period. The contingent consideration is expected to be paid by the end of the year. As of June 30, 2011, the fair value of the contingent consideration has been reflected within “Accrued expenses and other current liabilities” in our Consolidated Condensed Balance Sheet. See Note (N), “Fair Value Measurements,” for additional information. The initial recording of the transaction was based on preliminary valuation assessments and is subject to change. As of June 30, 2011, goodwill and customer relationship intangibles related to the Scully acquisition were $27.8 million and $11.1 million, respectively. The combined network operates under the Ryder name, complementing our FMS and DCC business segments market coverage in the Western United States.
     Carmenita Leasing, Inc. — On January 10, 2011, we acquired the assets of Carmenita Leasing, Inc. (“Carmenita”), a full service leasing and rental business located in Santa Fe Springs, California, which included a fleet of approximately 190 full service lease and rental vehicles, and 60 contractual customers for a purchase price of $9.0 million, of which $8.6 million was paid as of June 30, 2011. The initial recording of the transaction was based on preliminary valuation assessments and is subject to change. As of June 30, 2011, goodwill and customer relationship intangibles related to the Carmenita acquisition were $0.3 million and $0.3 million, respectively. The combined network operates under the Ryder name, complementing our FMS business segment market coverage in California.
     Total Logistic Control — On December 31, 2010, we acquired all of the common stock of Total Logistic Control (“TLC”), a leading provider of comprehensive supply chain solutions to food, beverage, and consumer packaged goods manufacturers in the U.S.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
TLC provides customers a broad suite of end-to-end services, including distribution management, contract packaging services and solutions engineering. This acquisition enhances our Supply Chain Solutions (SCS) capabilities and growth prospects in the areas of packaging and warehousing, including temperature-controlled facilities. The purchase price was $208.0 million, of which $3.4 million was paid during the six months ended June 30, 2011. During the six months ended June 30, 2011, the purchase price was reduced by $0.6 million due to contractual adjustments in acquired deferred taxes. The purchase price is subject to further adjustments based on resolution of certain items with the seller. As of June 30, 2011, goodwill and customer relationship intangibles related to the TLC acquisition were $134.0 million and $35.0 million, respectively.
     Pro forma information for the 2011 acquisitions, other than Hill Hire, is not disclosed because the effect of these acquisitions is not significant. During the six months ended June 30, 2011 and 2010, we paid $0.7 million and $2.4 million, respectively, related to other acquisitions completed in the prior years.
(D) DISCONTINUED OPERATIONS
     In 2009, we ceased SCS service operations in Brazil, Argentina, Chile and European markets. Accordingly, results of these operations, financial position and cash flows are separately reported as discontinued operations for all periods presented either in the Consolidated Condensed Financial Statements or notes thereto.
     Summarized results of discontinued operations were as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In thousands)

Pre-tax loss from discontinued operations	$(969)	(832)	$(1,716)	(1,337)
Income tax benefit	88	73	103	79

Loss from discontinued operations, net of tax	$(881)	(759)	$(1,613)	(1,258)

     Results of discontinued operations in 2011 and 2010 included losses related to adverse legal developments, professional fees and administrative fees associated with our discontinued South American operations.
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
     The following is a summary of assets and liabilities of discontinued operations:

	June 30,	December 31,
	2011	2010
	(In thousands)
Assets:
Total current assets, primarily other receivables	$4,639	4,710
Total assets	$6,535	6,346

Liabilities:
Total current liabilities, primarily other payables	$5,119	4,018
Total liabilities	$9,012	7,882
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In thousands)

Stock option and stock purchase plans	$2,357	2,240	$4,604	4,493
Nonvested stock	1,878	1,836	3,736	3,524

Share-based compensation expense	4,235	4,076	8,340	8,017
Income tax benefit	(1,415)	(1,415)	(2,787)	(2,741)

Share-based compensation expense, net of tax	$2,820	2,661	$5,553	5,276

     During the six months ended June 30, 2011 and 2010, approximately 700,000 and 900,000 stock options, respectively, were granted under the Plans. These awards generally vest evenly over a three year period from the date of grant and have contractual terms of seven years. The fair value of each option award at the date of grant was estimated using a Black-Scholes-Merton option-pricing valuation model. The weighted-average fair value per option granted during the six months ended June 30, 2011 and 2010 was $12.85 and $8.93, respectively.
     During the six months ended June 30, 2011 and 2010, approximately 140,000 and 190,000 market-based restricted stock rights, respectively, were granted under the Plans. Employees only receive the grant of stock if Ryder’s cumulative average total shareholder return (TSR) at least meets the S&P 500 cumulative average TSR over an applicable three-year period. The fair value of the market-based restricted stock rights was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. The fair value of the market-based awards was determined and fixed on the grant date and is based on the likelihood of Ryder achieving the market-based condition. The weighted-average fair value per market-based restricted stock right granted during the six months ended June 30, 2011 and 2010 was $25.29 and $15.50, respectively.
     During the six months ended June 30, 2011 and 2010, approximately 150,000 and 40,000 time-vested restricted stock rights and restricted stock units (RSU), respectively, were granted under the plans. The time-vested restricted stock rights entitle the holder to shares of common stock as the awards vest over a three-year period. The fair value of the time-vested awards is determined and fixed on the date of grant based on Ryder’s stock price on the date of grant. The weighted-average fair value per time-vested restricted stock right and RSU granted during the six months ended June 30, 2011 and 2010 was $50.95 and $39.16, respectively.
     During the six months ended June 30, 2011 and 2010, employees who received market-based restricted stock rights also received market-based cash awards. The awards have the same vesting provisions as the market-based restricted stock rights except that Ryder’s TSR must at least meet the TSR of the 33rd percentile of the S&P 500. The cash awards are accounted for as liability awards under the share-based compensation accounting guidance as the awards are based upon the performance of our common stock and are settled in cash. As a result, the liability is adjusted to reflect fair value at the end of each reporting period. The fair value of the cash awards was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation.
     The following table is a summary of compensation expense recognized for cash awards in addition to the share-based compensation expense reported in the previous table:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In thousands)

Cash awards	$360	678	$820	772
     Total unrecognized pre-tax compensation expense related to share-based compensation arrangements at June 30, 2011 was $33.7 million and is expected to be recognized over a weighted-average period of 2.0 years.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(F) EARNINGS PER SHARE
     We compute earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Our nonvested stock are considered participating securities since the share-based awards contain a non-forfeitable right to dividend equivalents irrespective of whether the awards ultimately vest. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period.
     The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Earnings per share — Basic:
Earnings from continuing operations	$40,914	30,600	$66,771	43,472
Less: Distributed and undistributed earnings allocated to nonvested stock	(649)	(432)	(1,054)	(584)

Earnings from continuing operations available to common shareholders — Basic	$40,265	30,168	$65,717	42,888

Weighted average common shares outstanding — Basic	50,546	52,044	50,586	52,362

Earnings from continuing operations per common share — Basic	$0.80	0.58	$1.30	0.82

Earnings per share — Diluted:
Earnings from continuing operations	$40,914	30,600	$66,771	43,472
Less: Distributed and undistributed earnings allocated to nonvested stock	(645)	(432)	(1,049)	(584)

Earnings from continuing operations available to common shareholders — Diluted	$40,269	30,168	$65,722	42,888

Weighted average common shares outstanding — Basic	50,546	52,044	50,586	52,362
Effect of dilutive options	457	217	421	120

Weighted average common shares outstanding — Diluted	51,003	52,261	51,007	52,482

Earnings from continuing operations per common share — Diluted	$0.79	0.58	$1.29	0.82

Anti-dilutive options not included above	1,224	1,391	1,333	1,853

(G) RESTRUCTURING AND OTHER CHARGES
     Restructuring charges, net for the six months ended June 30, 2011 represented $0.8 million of employee severance and benefit costs related to workforce reductions and termination costs associated with non-essential equipment contracts assumed in the Scully acquisition. There were no restructuring charges in the second quarter of 2011.
     Activity related to restructuring reserves including discontinued operations were as follows:

				Foreign
	December 31, 2010		Cash	Translation	June 30, 2011
	Balance	Additions	Payments	Adjustments	Balance
	(In thousands)
Employee severance and benefits	$234	405	243	9	405
Contract termination costs	3,813	375	995	127	3,320

Total	$4,047	780	1,238	136	3,725

     At June 30, 2011, the majority of outstanding restructuring obligations are required to be paid over the next two years.

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

	June 30,	December 31,
	2011	2010
	(In thousands)
Total minimum lease payments receivable	$560,210	548,419
Less: Executory costs	(170,452)	(171,076)

Minimum lease payments receivable	389,758	377,343
Less: Allowance for uncollectibles	(696)	(784)

Net minimum lease payments receivable	389,062	376,559
Unguaranteed residuals	62,556	57,898
Less: Unearned income	(97,175)	(96,522)

Net investment in direct financing and sales-type leases	354,443	337,935
Current portion	(67,692)	(63,304)

Non-current portion	$286,751	274,631

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
     The following table presents the credit risk profile by creditworthiness category of our direct financing lease receivables:

	June 30,	December 31,
	2011	2010
	(In thousands)
Very low risk to low risk	$112,284	91,993
Moderate risk	215,413	218,547
Moderately high to high risk	62,061	66,803

	$389,758	377,343

     The following table is a rollforward of the allowance for credit losses on direct financing lease receivables for the six months ended June 30, 2011:

(In thousands)
Balance at December 31, 2010	$784
Charged to earnings	72
Deductions	(160)

Balance at June 30, 2011	$696

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     As of June 30, 2011, the amount of direct financing lease receivables which were past due was not significant and there were no impaired receivables. Accordingly, we do not believe there is a material risk of default with respect to the direct financing lease receivables as of June 30, 2011.
(I) REVENUE EARNING EQUIPMENT

	June 30, 2011			December 31, 2010
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value(1)	Cost	Depreciation	Value (1)
	(In thousands)
Held for use:
Full service lease	$5,867,412	(2,522,238)	3,345,174	5,639,410	(2,408,126)	3,231,284
Commercial rental	2,075,181	(670,141)	1,405,040	1,549,094	(647,764)	901,330
Held for sale	238,548	(171,275)	67,273	260,114	(191,510)	68,604

Total	$8,181,141	(3,363,654)	4,817,487	7,448,618	(3,247,400)	4,201,218

(1)	Revenue earning equipment, net includes vehicles acquired under capital leases of $25.4 million, less accumulated depreciation of $15.2 million, at June 30, 2011, and $29.2 million, less accumulated depreciation of $18.5 million, at December 31, 2010.
     At the end of 2010, we completed our annual review of residual values and useful lives of revenue earning equipment. Based on the results of our analysis, we adjusted the estimated residual values of certain classes of revenue earning equipment effective January 1, 2011. The change in estimated residual values increased pre-tax earnings for the three and six months ended June 30, 2011 by approximately $1.4 million and $2.7 million, respectively. In the three and six months ended June 30, 2011, we recognized $0.1 million and $0.2 million, respectively, of accelerated depreciation for select vehicles that are expected to be sold by the end of 2011. In the three and six months ended June 30, 2010, we recognized $1.0 million and $3.5 million, respectively, of accelerated depreciation for select vehicles that were expected to be sold by the end of 2010.
(J) GOODWILL
     The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	Fleet	Supply	Dedicated
	Management	Chain	Contract
	Solutions	Solutions	Carriage	Total
	(In thousands)
Balance at January 1, 2011:
Goodwill	$202,941	177,222	4,900	385,063
Accumulated impairment losses	(10,322)	(18,899)	—	(29,221)

	192,619	158,323	4,900	355,842
Acquisitions	14,028	—	14,713	28,741
Purchase accounting adjustments	592	(4,319)	195	(3,532)
Foreign currency translation adjustment	195	253	—	448

Balance at June 30, 2011:
Goodwill	217,756	173,156	19,808	410,720
Accumulated impairment losses	(10,322)	(18,899)	—	(29,221)

	$207,434	154,257	19,808	381,499

     Purchase accounting adjustments related primarily to changes in deferred tax liabilities and evaluations of the physical and market condition of operating property and equipment. We did not recast the December 31, 2010 balance sheet as the adjustments are not material.
     We assess goodwill for impairment on April 1st of each year or more often if deemed necessary. On April 1, 2011, we completed our annual goodwill impairment test and determined there was no impairment.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(K) ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30, 2011			December 31, 2010
	Accrued	Non-Current		Accrued	Non-Current
	Expenses	Liabilities	Total	Expenses	Liabilities	Total
	(In thousands)
Salaries and wages	$83,310	—	83,310	81,037	—	81,037
Deferred compensation	1,430	21,767	23,197	1,965	21,258	23,223
Pension benefits	3,001	342,912	345,913	2,984	333,074	336,058
Other postretirement benefits	3,385	42,959	46,344	3,382	43,787	47,169
Employee benefits	6,592	—	6,592	2,251	—	2,251
Insurance obligations, primarily self-insurance	123,480	151,953	275,433	110,697	148,639	259,336
Residual value guarantees	2,841	1,821	4,662	2,301	2,196	4,497
Deferred rent	21,788	6,602	28,390	2,397	16,787	19,184
Deferred vehicle gains	473	1,134	1,607	473	1,374	1,847
Environmental liabilities	5,012	9,205	14,217	5,145	8,908	14,053
Asset retirement obligations	4,012	12,533	16,545	3,868	12,319	16,187
Operating taxes	77,434	—	77,434	73,095	—	73,095
Income taxes	10,719	76,607	87,326	2,559	73,849	76,408
Interest	32,087	—	32,087	30,478	—	30,478
Deposits, mainly from customers	36,698	7,542	44,240	31,755	7,538	39,293
Deferred revenue	18,994	2,004	20,998	15,956	4,646	20,602
Acquisition holdbacks	21,762	—	21,762	6,177	—	6,177
Other	42,790	15,527	58,317	40,495	6,433	46,928

Total	$495,808	692,566	1,188,374	417,015	680,808	1,097,823

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
     Foreign — we are no longer subject to foreign tax examinations by tax authorities for tax years before 2003 in Canada, 2001 in Brazil, 2006 in Mexico and 2008 in the U.K., which are our major foreign tax jurisdictions. In Brazil, we were assessed $17.8 million, including penalties and interest, related to the tax due on the sale of our outbound auto carriage business in 2001. On November 11, 2010, the Administrative Tax Court dismissed the assessment. The tax authority has filed a motion to review the decision and the matter therefore remains pending before the Administrative Tax Court. We believe it is more likely than not that our tax position will ultimately be sustained and no amounts have been reserved for this matter.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     At June 30, 2011 and December 31, 2010, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $63.1 million and $61.2 million, respectively. Unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $2.2 million by June 30, 2012, if audits are completed or tax years close.
          Like-Kind Exchange Program
     We have a like-kind exchange program for certain of our revenue earning equipment operating in the U.S. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form whereby tax gains on disposal of eligible vehicles are deferred. To qualify for like-kind exchange treatment, we exchange through a qualified intermediary eligible vehicles being disposed of with vehicles being acquired, allowing us to generally carryover the tax basis of the vehicles sold (“like-kind exchanges”). The program results in a material deferral of federal and state income taxes. As part of the program, the proceeds from the sale of eligible vehicles are restricted for the acquisition of replacement vehicles and other specified applications. Due to the structure utilized to facilitate the like-kind exchanges, the qualified intermediary that holds the proceeds from the sales of eligible vehicles and the entity that holds the vehicles to be acquired under the program are required to be consolidated in the accompanying Consolidated Condensed Financial Statements in accordance with U.S. GAAP. At June 30, 2011 and December 31, 2010, these consolidated entities had total assets, primarily revenue earning equipment, and total liabilities, primarily accounts payable, of $86.7 million and $49.5 million, respectively.
          Tax Law Changes
     On May 25, 2011 the State of Michigan enacted changes to its tax system, which included a repeal of the Michigan Business Tax and replaced it with a corporate income tax. The impact of this change resulted in a non-cash charge to deferred income taxes and a decrease to earnings for the three and six months ended June 30, 2011 of $5.4 million.
     On January 13, 2011, the state of Illinois enacted changes to its tax system, which included an increase to the corporate income tax rate from 4.8% to 7.0%. The impact of this change resulted in a non-cash charge to deferred income taxes and a decrease to earnings for the six months ended June 30, 2011 of $1.2 million.
          Effective Tax Rate
     Our effective income tax rate from continuing operations for the second quarter of 2011 was 45.5% compared with 41.4% in the same period of the prior year. Our effective income tax rate from continuing operations for the six months ended June 30, 2011 was 43.7% compared with 41.8% in the same period of the prior year. Our provision for income taxes and effective income tax rate from continuing operations were negatively impacted by tax law changes in the States of Michigan (second quarter) and Illinois (first quarter). The increase in our effective tax rate was partially offset by a higher proportionate amount of earnings in lower tax rate jurisdictions and lower contingent tax accruals.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(M) DEBT

	Weighted-Average
	Interest Rate
	June 30,	December 31,		June 30,	December 31,
	2011	2010	Maturities	2011	2010
				(In thousands)
Short-term debt and current portion of long-term debt:
Short-term debt	4.02%	4.56%	2011	$167	42,968
Current portion of long-term debt, including capital leases				293,715	377,156

Total short-term debt and current portion of long-term debt				293,882	420,124

Long-term debt:
U.S. commercial paper (1)	0.37%	0.42%	2016	531,908	367,880
Unsecured U.S. notes — Medium-term notes (1)	4.47%	5.28%	2011-2025	2,483,779	2,158,647
Unsecured U.S. obligations, principally bank term loans	1.49%	1.54%	2012-2013	106,900	105,600
Unsecured foreign obligations	4.83%	5.14%	2011-2012	91,310	45,109
Capital lease obligations	7.88%	7.86%	2011-2017	11,276	11,369

Total before fair market value adjustment				3,225,173	2,688,605
Fair market value adjustment on notes subject to hedging(2)				16,441	15,429

				3,241,614	2,704,034
Current portion of long-term debt, including capital leases				(293,715)	(377,156)

Long-term debt				2,947,899	2,326,878

Total debt				$3,241,781	2,747,002

(1)	We had unamortized original issue discounts of $10.3 million and $10.5 million at June 30, 2011 and December 31, 2010, respectively.

(2)	The notional amount of executed interest rate swaps designated as fair value hedges was $550 million and $250 million at June 30, 2011 and December 31, 2010, respectively.
     In June 2011, we executed a new $900 million global revolving credit facility with a syndicate of twelve lending institutions led by Bank of America N.A., Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas, Mizuho Corporate Bank, Ltd., Royal Bank of Canada, Royal Bank of Scotland Plc, U.S. Bank National Association and Wells Fargo Bank, N.A. This facility replaces an $875 million credit facility that was scheduled to mature in April 2012. The new global credit facility matures in June 2016 and is used primarily to finance working capital and provide support for the issuance of unsecured commercial paper in the U.S. and Canada. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at June 30, 2011). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The agreement provides for annual facility fees, which range from 10.0 basis points to 32.5 basis points, and are based on Ryder’s long-term credit ratings. The current annual facility fee is 15.0 basis points, which applies to the total facility size of $900 million. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated tangible net worth, of less than or equal to 300%. Tangible net worth, as defined in the credit facility, includes 50% of our deferred federal income tax liability and excludes the book value of our intangibles. The ratio at June 30, 2011 was 218%. At June 30, 2011, $366.1 million was available under the credit facility, net of the support for commercial paper borrowings.
     Our global revolving credit facility permits us to refinance short-term commercial paper obligations on a long-term basis. Settlement of short-term commercial paper obligations not expected to require the use of working capital are classified as long-term as we have both the intent and ability to refinance on a long-term basis. At June 30, 2011 and December 31, 2010, we classified $531.9 million and $367.9 million, respectively, of short-term commercial paper as long-term debt.
     In May 2011, we issued $350 million of unsecured medium-term notes maturing in June 2017. If the notes are downgraded following, and as a result of, a change in control, the note holder can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest. In connection with the issuance of the medium term notes, we entered into three interest rate swaps with an aggregate notional amount of $150 million maturing in June 2017. Refer to Note (O),”Derivatives,” for additional information.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     In February 2011, we issued $350 million of unsecured medium-term notes maturing in March 2015. If the notes are downgraded following, and as a result of, a change in control, the note holder can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest. In connection with the issuance of the medium term notes, we entered into two interest rate swaps with an aggregate notional amount of $150 million maturing in March 2015. Refer to Note (O),”Derivatives,” for additional information.
     We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program are limited to $175 million. If no event occurs which causes early termination, the 364-day program will expire on October 28, 2011. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. At June 30, 2011 and December 31, 2010, no amounts were outstanding under the program. Sales of receivables under this program will be accounted for as secured borrowings based on our continuing involvement in the transferred assets.
     At June 30, 2011 and December 31, 2010, we had letters of credit and surety bonds outstanding totaling $265.7 million and $264.8 million, respectively, which primarily guarantee the payment of insurance claims.
(N) FAIR VALUE MEASUREMENTS
     The following tables present our assets and liabilities that are measured at fair value on a recurring basis and the levels of inputs used to measure fair value:

		Fair Value Measurements
		At June 30, 2011 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Investments held in Rabbi Trusts:
Cash and cash equivalents		$4,720	—	—	4,720
U.S. equity mutual funds		9,022	—	—	9,022
Foreign equity mutual funds		2,623	—	—	2,623
Fixed income mutual funds		3,135	—	—	3,135

Investments held in Rabbi Trusts	DFL and other assets	19,500	—	—	19,500
Interest rate swaps	DFL and other assets	—	16,654	—	16,654
Foreign currency forward contract	Other current assets	—	4,037	—	4,037

Total assets at fair value		$19,500	20,691	—	40,191

Liabilities:
Contingent consideration	Accrued expenses	$—	—	14,400	14,400
Interest rate swaps	Other non-current liabilities	—	213	—	213

Total liabilities at fair value		$—	213	14,400	14,613

		Fair Value Measurements
		At December 31, 2010 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Investments held in Rabbi Trusts
Cash and cash equivalents		$2,348	—	—	2,348
U.S. equity mutual funds		8,409	—	—	8,409
Foreign equity mutual funds		5,188	—	—	5,188
Fixed income mutual funds		1,459	—	—	1,459

Investments held in Rabbi Trusts	DFL and other assets	17,404	—	—	17,404
Interest rate swap	DFL and other assets	—	15,429	—	15,429

Total assets at fair value		$17,404	15,429	—	32,833

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
     Foreign currency forward contract — The derivative is a forward foreign currency exchange contract used to mitigate the risk of foreign currency movements on an intercompany transaction. Fair value was based on a model-driven valuation using observable forward foreign exchange rates, which were observable at commonly quoted intervals for the full term of the contract. Therefore, our foreign currency exchange contract was classified within Level 2 of the fair value hierarchy.
     Contingent consideration — Fair value was based on the income approach and uses significant inputs that are not observable in the market. These inputs are based on our expectations as to what amount we will pay based on contractual provisions. Therefore, the liability was classified within Level 3 of the fair value hierarchy. There has been no change in the fair value of the liability during 2011. Refer to Note (C), “Acquisitions,” for additional information.
     The following tables present our assets and liabilities that are measured at fair value on a nonrecurring basis and the levels of inputs used to measure fair value:

	Fair Value Measurements
	At June 30, 2011 Using			Total Losses (2)
	Level 1	Level 2	Level 3	Three months ended	Six months ended
	(In thousands)
Assets held for sale:
Revenue earning equipment: (1)
Trucks	$—	—	8,090	$1,954	$3,643
Tractors	—	—	2,569	411	1,100
Trailers	—	—	352	707	1,368

Total assets at fair value	$—	—	11,011	$3,072	$6,111

	Fair Value Measurements
	At June 30, 2010 Using			Total Losses (2)
	Level 1	Level 2	Level 3	Three months ended	Six months ended
	(In thousands)
Assets held for sale:
Revenue earning equipment (1)
Trucks	$—	—	12,992	$3,513	$7,882
Tractors	—	—	20,992	2,682	6,492
Trailers	—	—	2,535	680	2,231

Total assets at fair value	$—	—	36,519	$6,875	$16,605

(1)	Represents the portion of all revenue earning equipment held for sale that is recorded at fair value, less costs to sell.

(2)	Total losses represent fair value adjustments for all vehicles held for sale throughout the period for which fair value was less than carrying value.
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
     Fair value of total debt (excluding capital lease obligations) at June 30, 2011 and December 31, 2010 was approximately $3.40 billion and $2.86 billion, respectively. For publicly-traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on rates currently available to us for debt with similar terms and remaining maturities. The carrying amounts reported in the Consolidated Condensed Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.
(O) DERIVATIVES
     Interest Rate Swaps
     In May 2011, we issued $350 million of unsecured medium-term notes maturing in June 2017. Concurrently, we entered into three interest rate swaps, with an aggregate notional amount of $150 million maturing in June 2017. The swaps were designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. At June 30, 2011, the interest rate swap agreements effectively changed $150 million of fixed-rate debt instruments with an interest rate of 3.50% to LIBOR-based floating-rate debt at a weighted-average interest rate of 1.50%. Changes in the fair value of our interest rate swaps are offset by changes in the fair value of the debt instrument. Accordingly, there is no ineffectiveness related to the interest rate swaps.
     In February 2011, we issued $350 million of unsecured medium-term notes maturing in March 2015. Concurrently, we entered into two interest rate swaps, with an aggregate notional amount of $150 million maturing in March 2015. The swaps were designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. At June 30, 2011, the interest rate swap agreements effectively changed $150 million of fixed-rate debt instruments with an interest rate of 3.15% to LIBOR-based floating-rate debt at a weighted-average interest rate of 1.42%. Changes in the fair value of our interest rate swaps are offset by changes in the fair value of the debt instrument. Accordingly, there is no ineffectiveness related to the interest rate swaps.
     In February 2008, we issued $250 million of unsecured medium-term notes maturing in March 2013. Concurrently, we entered into an interest rate swap with a notional amount of $250 million maturing in March 2013. The swap was designated as a fair value hedge whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. At June 30, 2011, the interest rate swap agreement effectively changed $250 million of fixed-rate debt with an interest rate of 6.00% to LIBOR-based floating-rate debt at a rate of 2.59%. Changes in the fair value of our interest rate swap are offset by changes in the fair value of the debt instrument. Accordingly, there is no ineffectiveness related to the interest rate swap.
     The location and amount of gains (losses) on interest rate swap agreements designated as fair value hedges and related hedged items reported in the Consolidated Condensed Statements of Earnings were as follows:

	Location of Gain (Loss)	Three months ended June 30,		Six months ended June 30,
Fair Value Hedging Relationship	Recognized in Income	2011	2010	2011	2010
		(In thousands)

Derivatives: Interest rate swaps	Interest expense	$2,161	2,098	$1,012	4,125
Hedged items: Fixed-rate debt	Interest expense	(2,161)	(2,098)	(1,012)	(4,125)

Total		$—	—	$—	—

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     Foreign Currency Forward Contract
     During three months ended June 30, 2011, we entered into a forward foreign currency exchange contract to mitigate the risk of foreign currency movements on an intercompany transaction with a foreign subsidiary. This forward foreign currency exchange contract was designated as a cash flow hedge. At June 30, 2011, the aggregate notional amount of the forward contract was $270.4 million and has a remaining term of two months. The impact on the consolidated condensed financial statements was as follows:

	Amount of Loss Recognized in
	Accumulated Other Comprehensive		Amount of Gain Reclassified from
	Income (OCI) on Derivative		Accumulated OCI into Income
	Three and six months ended June 30,	Location of Gain Reclassified from	Three and six months ended June 30,
Cash Flow Hedging Relationship	2011	Accumulated OCI into Income	2011
	(In thousands)		(In thousands)
Foreign currency forward contract	$136	Miscellaneous income, net	$4,173
     During the three and six months ended June 30, 2011, the amount reclassified into income from the foreign currency forward contract was entirely offset by a foreign currency transaction loss. As of June 30, 2011, there was no ineffectiveness related to our forward foreign currency exchange contract. Refer to Note (N), “Fair Value Measurements,” for disclosures of the fair value and line item caption of derivative instruments recorded on the Consolidated Condensed Balance Sheets.
(P) SHARE REPURCHASE PROGRAMS
     In December 2009, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and stock purchase plans. Under the December 2009 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company’s various employee stock, stock option and stock purchase plans from December 1, 2009 through December 15, 2011. The December 2009 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management established a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2009 program, which allowed for share repurchases during Ryder’s quarterly blackout periods as set forth in the plan. For the three months ended June 30, 2011 and 2010, we repurchased and retired 570,000 shares and 138,098 shares, respectively, under this program at an aggregate cost of $29.9 million and $6.4 million, respectively. For the six months ended June 30, 2011 and 2010, we repurchased and retired 820,000 shares and 307,697 shares, respectively, under this program at an aggregate cost of $41.9 million and $12.2 million, respectively.
     In February 2010, our Board of Directors authorized a $100 million discretionary share repurchase program over a period not to exceed two years. For the three months ended June 30, 2010, we repurchased and retired 585,000 shares under the program at an aggregate cost of $26.2 million. For the six months ended June 30, 2010, we repurchased and retired 1,135,000 shares under this program at an aggregate cost of $45.5 million. The program was completed in December 2010.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(Q) COMPREHENSIVE INCOME
     Comprehensive income presents a measure of all changes in shareholders’ equity except for changes resulting from transactions with shareholders in their capacity as shareholders. Our total comprehensive income presently consists of net earnings, currency translation adjustments associated with foreign operations that use the local currency as their functional currency and adjustments for derivative instruments accounted for as cash flow hedges and various pension and other postretirement benefits related items.
     The following table provides a reconciliation of net earnings as reported in the Consolidated Condensed Statements of Earnings to comprehensive income:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In thousands)

Net earnings	$40,033	29,841	$65,158	42,214
Other comprehensive income:
Foreign currency translation adjustments	1,645	(28,724)	25,988	(30,374)
Unrealized loss on derivative instruments	(136)	—	(136)	—
Amortization of transition obligation (1)	(5)	(5)	(11)	(9)
Amortization of net actuarial loss (1)	3,245	3,062	6,613	6,219
Amortization of prior service credit (1)	(408)	(400)	(814)	(800)
Change in net actuarial loss (1)	(1,520)	(886)	(1,520)	(968)

Total comprehensive income	$42,854	2,888	$95,278	16,282

(1)	Amounts pertain to our pension and/or postretirement benefit plans and are presented net of tax. See Note (R), “Employee Benefit Plans,” for additional information.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(R) EMPLOYEE BENEFIT PLANS
     Components of net periodic benefit cost were as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In thousands)
Pension Benefits
Company-administered plans:
Service cost	$3,616	3,063	$7,383	8,152
Interest cost	24,384	23,845	48,874	47,942
Expected return on plan assets	(25,177)	(23,120)	(51,036)	(46,421)
Amortization of:
Transition obligation	(7)	(6)	(15)	(12)
Net actuarial loss	5,002	4,767	10,131	9,499
Prior service credit	(572)	(563)	(1,142)	(1,126)

	7,246	7,986	14,195	18,034
Union-administered plans	1,455	1,316	2,796	2,591

Net periodic benefit cost	$8,701	9,302	$16,991	20,625

Company-administered plans:
U.S.	$7,387	8,051	$14,487	16,867
Non-U.S.	(141)	(65)	(292)	1,167

	7,246	7,986	14,195	18,034
Union-administered plans	1,455	1,316	2,796	2,591

	$8,701	9,302	$16,991	20,625

Postretirement Benefits
Company-administered plans:
Service cost	$303	259	$650	685
Interest cost	585	594	1,254	1,359
Amortization of:
Net actuarial loss (gain)	31	(3)	137	175
Prior service credit	(57)	(57)	(115)	(115)

Net periodic benefit cost	$862	793	$1,926	2,104

Company-administered plans:
U.S.	$694	626	$1,577	1,567
Non-U.S.	168	167	349	537

	$862	793	$1,926	2,104

     Pension Contributions
     During the six months ended June 30, 2011, we contributed $7.1 million to our pension plans. During the second half of 2011, we expect to contribute approximately $7.7 million to our pension plans.
     Savings Plans
          Employees who do not actively participate in pension plans and are not covered by union-administered plans are generally eligible to participate in enhanced savings plans. Plans provide for (i) a company contribution even if employees do not make contributions, (ii) a company match of employee contributions of eligible pay, subject to tax limits and (iii) a discretionary company match based on our performance. During the three months ended June 30, 2011 and 2010, we recognized total savings plan costs of $12.3 million and $6.6 million, respectively. During the six months ended June 30, 2011 and 2010, we recognized total savings plan costs of $20.5 million and $13.3 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(S) OTHER ITEMS IMPACTING COMPARABILITY
     Our primary measure of segment performance excludes certain items we do not believe are representative of the ongoing operations of the segment. We believe that excluding these items from our segment measure of performance allows for better comparison of results. During the second quarter of 2011, we incurred $1.7 million of transaction costs related to the acquisition of Hill Hire. These costs were recorded within “Operating expense” in our Consolidated Statements of Earnings.
(T) SUPPLEMENTAL CASH FLOW INFORMATION
     Supplemental cash flow information was as follows:

	Six months ended June 30,
	2011	2010
	(In thousands)
Interest paid	$61,502	63,888
Income taxes paid (refunded)	$7,302	(9,061)
Changes in accounts payable related to purchases of revenue earning equipment	$62,871	86,021
Operating and revenue earning equipment acquired under capital leases	$1,153	99
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
     Our primary measurement of segment financial performance, defined as “Net Before Taxes” (NBT), includes an allocation of Central Support Services (CSS) and excludes restructuring and other charges, net described in Note (G), “Restructuring and Other Charges” and excludes the items discussed in Note (S), “Other Items Impacting Comparability.” CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal and corporate communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     The following tables set forth financial information for each of our business segments and reconciliation between segment NBT and earnings from continuing operations before income taxes for the three months ended June 30, 2011 and 2010. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

	FMS	SCS	DCC	Eliminations	Total
	(In thousands)
For the three months ended June 30, 2011
Revenue from external customers	$973,367	389,578	150,399	—	1,513,344
Inter-segment revenue	91,143	—	—	(91,143)	—

Total revenue	$1,064,510	389,578	150,399	(91,143)	1,513,344

Segment NBT	$67,504	17,231	9,761	(6,529)	87,967

Unallocated CSS					(11,230)
Restructuring and other charges, net					(1,727)

Earnings from continuing operations before income taxes					$75,010

Segment capital expenditures (1), (2)	$484,778	13,963	1,079	—	499,820

Unallocated CSS					4,339

Capital expenditures paid					$504,159

For the three months ended June 30, 2010
Revenue from external customers	$853,020	310,079	123,024	—	1,286,123
Inter-segment revenue	78,153	—	—	(78,153)	—

Total revenue	$931,173	310,079	123,024	(78,153)	1,286,123

Segment NBT	$46,226	12,559	8,432	(5,143)	62,074

Unallocated CSS					(9,867)

Earnings from continuing operations before income taxes					$52,207

Segment capital expenditures (1)	$338,797	1,996	379	—	341,172

Unallocated CSS					3,116

Capital expenditures paid					$344,288

(1)	Excludes revenue earning equipment acquired under capital leases.

(2)	Excludes acquisition payments of $264.8 million during the three months ended June 30, 2011.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	SCS	DCC	Eliminations	Total
	(In thousands)
For the six months ended June 30, 2011
Revenue from external customers	$1,862,983	790,616	285,121	—	2,938,720
Inter-segment revenue	181,643	—	—	(181,643)	—

Total revenue	$2,044,626	790,616	285,121	(181,643)	2,938,720

Segment NBT	$106,066	29,295	17,159	(11,433)	141,087

Unallocated CSS					(19,972)
Restructuring and other charges, net					(2,495)

Earnings from continuing operations before income taxes					$118,620

Segment capital expenditures (1), (2)	$786,750	20,103	2,038	—	808,891

Unallocated CSS					8,486

Capital expenditures paid					$817,377

For the six months ended June 30, 2010
Revenue from external customers	$1,662,409	604,286	239,366	—	2,506,061
Inter-segment revenue	152,747	—	—	(152,747)	—

Total revenue	$1,815,156	604,286	239,366	(152,747)	2,506,061

Segment NBT	$67,921	19,585	15,818	(9,876)	93,448

Unallocated CSS					(18,749)

Earnings from continuing operations before income taxes					$74,699

Segment capital expenditures (1), (2)	$534,285	3,497	991	—	538,773

Unallocated CSS					5,616

Capital expenditures paid					$544,389

(1)	Excludes revenue earning equipment acquired under capital leases.

(2)	Excludes acquisition payments of $348.6 million and $2.4 million during the six months ended June 30, 2011 and 2010, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS —
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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
ACQUISITIONS
     We completed four acquisitions in 2011 under which we acquired a company’s fleet of vehicles and contractual customers. The combined networks operate under Ryder’s name and complement our existing market coverage and service network. The results of these acquisitions have been included in our consolidated results since the dates of acquisition.

	Business			Contractual
Company Acquired	Segment	Date	Vehicles	Customers	Market
Hill Hire plc	FMS	June 8, 2011	13,700	400	U.K.
B.I.T. Leasing, Inc. (1)	FMS	April 1, 2011	560	130	California
The Scully Companies (“Scully”)	FMS/DCC	January 28, 2011	2,100	200	Western U.S.
Carmenita Leasing, Inc.	FMS	January 10, 2011	190	60	California

(1)	This acquisition complements a 2010 acquisition whereby we acquired a portion of BIT’s full service lease and rental vehicles and contractual customers. Vehicles and contractual customers disclosed above represented the combination of both acquisitions.
     Total Logistic Control — On December 31, 2010, we acquired all of the common stock of Total Logistic Control (“TLC”), a leading provider of comprehensive supply chain solutions to food, beverage, and consumer packaged goods (“CPG”) manufacturers in the U.S. TLC provides customers a broad suite of end-to-end services, including distribution management, contract packaging services and solutions engineering. This acquisition enhances our SCS capabilities and growth prospects in the areas of packaging and warehousing, including temperature-controlled facilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
CONSOLIDATED RESULTS

	Three months ended June 30,		Six months ended June 30,		Change 2011/2010
					Three	Six
	2011	2010	2011	2010	Months	Months
	(In thousands, except per share amounts)

Total revenue	$1,513,344	1,286,123	$2,938,720	2,506,061	18%	17%
Operating revenue (1)	1,192,006	1,037,102	2,321,076	2,024,692	15	15
Pre-tax earnings from continuing operations	75,010	52,207	118,620	74,699	44	59
Provision for income taxes	34,096	21,607	51,849	31,227	58	66

Earnings from continuing operations	40,914	30,600	66,771	43,472	34	54
Loss from discontinued operations, net of tax	(881)	(759)	(1,613)	(1,258)	(16)	(28)

Net earnings	$40,033	29,841	$65,158	42,214	34%	54%

Earnings (loss) per common share — Diluted
Continuing operations	$0.79	0.58	$1.29	0.82	36%	57%
Discontinued operations	(0.02)	(0.02)	(0.03)	(0.03)	—	—

Net earnings	$0.77	0.56	$1.26	0.79	38%	59%

Weighted-average shares outstanding — Diluted	51,003	52,261	51,007	52,482	(2)%	(3)%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our businesses and as a measure of sales activity. FMS fuel services revenue net of related intersegment billings, which is directly impacted by fluctuations in market fuel prices, is excluded from the operating revenue computation as fuel is largely a pass-through to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. Subcontracted transportation is deducted from total revenue to arrive at operating revenue as subcontracted transportation is typically a pass-through to our customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Operating revenue is also a primary internal operating metric used to measure segment performance. Refer to the section titled “Non-GAAP Financial Measures” for a reconciliation of total revenue to operating revenue.
Revenue
     Total revenue increased 18% in the second quarter of 2011 to $1.51 billion. Operating revenue (revenue excluding FMS fuel and all subcontracted transportation) increased 15% in the second quarter of 2011 to $1.19 billion. For the first half of 2011, total revenue increased 17% to $2.94 billion and operating revenue increased 15% to $2.32 billion. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended June 30, 2011		Six months ended June 30, 2011
	Total	Operating	Total	Operating

Acquisitions	8%	9%	8%	8%
FMS fuel	5%	—%	4%	—%
Subcontracted transportation	1%	—%	1%	—%
Foreign exchange	1%	2%	1%	1%
Organic including price and volume	3%	4%	3%	6%

Total increase	18%	15%	17%	15%

     See “Operating Results by Business Segment” for a further discussion of the revenue impact from acquisitions and organic growth.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Pre-Tax Earnings from Continuing Operations (NBT)
     NBT increased 44% in the second quarter of 2011 to $75.0 million. For the first half of 2011, NBT increased 59% to $118.6 million. The increase in NBT was primarily driven by improved commercial rental performance and used vehicle sales results. Acquisitions accounted for 18% and 19% of year-over-year NBT growth in the second quarter and first half of 2011, respectively. However, these increases were partially offset by lower full service lease performance reflecting higher maintenance costs on a relatively older fleet and higher incentive-based compensation costs as a result of improved company performance. In addition, the second quarter and first half of 2011 included a $1.9 million negative impact as a result of SCS automotive production cuts due to the Japan earthquake. See “Operating Results by Business Segment” for a further discussion of operating results. NBT in the second quarter of 2011 also included transaction costs of $1.7 million associated with the acquisition of Hill Hire. For the first half of 2011, acquisition-related restructuring and other costs totaled $2.5 million.
Earnings from Continuing Operations and Diluted Earnings Per Share (EPS) from Continuing Operations
     Earnings from continuing operations increased 34% to $40.9 million in the second quarter of 2011. Earnings from continuing operations in the second quarter of 2011 included an income tax charge of $5.4 million, or $0.10 per diluted common share, due to a tax law change in Michigan. EPS from continuing operations in the second quarter of 2011 also included transaction costs of $1.5 million, or $0.03 per diluted common share, associated with the acquisition of Hill Hire.
     Excluding these items, comparable earnings and EPS from continuing operations for the second quarter of 2011 increased 56% to $47.8 million and 59% to $0.92 per diluted common share, respectively. We believe that comparable earnings from continuing operations and comparable earnings per diluted common share from continuing operations measures provide useful information to investors because they exclude significant items that are unrelated to our ongoing business operations. See Note (S), “Other Items Impacting Comparability,” for information regarding items excluded from 2011 results.
     For the first half of 2011, earnings from continuing operations increased 54% to $66.8 million and included the previously discussed Michigan income tax charge of $0.10 per diluted common share, the Hill Hire transaction costs of $0.03 per diluted common share and a first quarter restructuring charge of $0.01 per diluted common share. Excluding these items, comparable earnings and EPS from continuing operations for the first half of 2011 increased 71% to $74.2 million and 74% to $1.43 per diluted common share, respectively.
Net Earnings and EPS
     Net earnings increased 34% in the second quarter of 2011 to $40.0 million, or $0.77 per diluted common share, and increased 54% in the first half of 2011 to $65.2 million, or $1.26 per diluted common share. Net earnings in the second quarter and first half of 2011 were negatively impacted by losses from discontinued operations of $0.9 million and $1.6 million, respectively. EPS growth in the second quarter and first half of 2011 exceeded the earnings growth reflecting the impact of share repurchase programs.
     The changes in the individual components of net earnings are discussed in more detail below.

	Three months ended June 30,		Six months ended June 30,		Change 2011/2010
					Three	Six
	2011	2010	2011	2010	Months	Months
	(Dollars in thousands)

Fuel expense	$282,556	214,931	$539,681	415,066	31%	30%
Maintenance and repairs expense	240,223	213,357	465,777	415,213	13	12
Other operating expense	215,687	183,207	427,431	358,830	18	19

Total operating expense	$738,466	611,495	$1,432,889	1,189,109	21%	21%
Percentage of total revenue	49%	48%	49%	47%
Percentage of operating revenue	62%	59%	62%	59%
     Total operating expense increased 21% in the second quarter and first half of 2011 to $738.5 million and $1.43 billion, respectively, as a result of higher fuel and maintenance and repairs expense. Fuel expense, which primarily impacts our FMS segment, increased in the second quarter and in the first half of 2011 as a result of higher fuel costs. Maintenance and repairs expense, which includes the cost of parts, labor and outside repair, impacts both our FMS and SCS business segments through our shared maintenance infrastructure. Maintenance and repairs expense increased in the second

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
quarter and first half of 2011 primarily due to the impact of an older lease fleet. Other operating expense primarily includes operating taxes and licensing costs, facilities, insurance, professional services and outside driver costs and typically fluctuates in line with revenue. Other operating expense as a percentage of operating revenue was approximately 18% for all periods.

	Three months ended June 30,		Six months ended June 30,		Change 2011/2010
					Three	Six
	2011	2010	2011	2010	Months	Months
	(Dollars in thousands)

Salaries and wages	$314,559	$263,739	$627,124	$519,137	19%	21%
Employee-related costs	55,808	46,502	108,638	95,816	20	13

Total salaries and employee-related costs	$370,367	$310,241	$735,762	$614,953	19%	20%
Percentage of revenue	24%	24%	25%	25%
Percentage of operating revenue	31%	30%	32%	30%
     Salaries and employee-related costs increased 19% in the second quarter of 2011 to $370.4 million primarily due to a 17% increase in headcount from acquisitions and organic business growth. Salaries and wages increased 19% in the second quarter of 2011 of which 13% came from acquisitions, 2% came from organic business growth, and 4% came from higher incentive-based compensation as a result of improved company performance. Employee-related costs increased 20% primarily due to higher savings plan costs from improved company performance and increased headcount.
     Salaries and employee-related costs increased 20% in the first half of 2011 to $735.8 million due to the same factors as those in the second quarter of 2011. The growth in salaries and wages included an increase of 13% from acquisitions, 4% from organic business growth and 3% from incentive-based compensation. Employee-related costs increased 13% primarily due to higher savings plan costs and increased headcount.

	Three months ended June 30,		Six months ended June 30,		Change 2011/2010
					Three	Six
	2011	2010	2011	2010	Months	Months
	(Dollars in thousands)

Subcontracted transportation	$83,193	64,585	$166,275	124,922	29%	33%
Percentage of revenue	5%	5%	6%	5%
     Subcontracted transportation expense which only impacts our SCS and DCC business segments, represents freight management costs on logistics contracts for which we purchase transportation from third parties. Subcontracted transportation expense is directly impacted by whether we are acting as an agent or principal in our transportation management contracts. To the extent that we are acting as a principal, revenue is reported on a gross basis and carriage costs to third parties are recorded as subcontracted transportation expense. To the extent we are acting as an agent, revenue is reported net of carriage costs to third parties. The impact to net earnings is the same whether we are acting as an agent or principal in the arrangement. Subcontracted transportation expense increased 29% in the second quarter of 2011 and increased 33% in the first half of 2011 from the impact of recent acquisitions and higher overall freight volumes. The TLC and Scully acquisitions increased subcontracted transportation by 17% in the second quarter and first half of 2011 compared to the same periods in the prior year.

	Three months ended June 30,		Six months ended June 30,		Change 2011/2010
					Three	Six
	2011	2010	2011	2010	Months	Months
	(Dollars in thousands)

Depreciation expense	$214,858	206,761	$420,795	417,766	4%	1%
Gains on vehicle sales, net	$(15,658)	(6,587)	$(28,007)	(11,105)	138	152
Equipment rental	$14,729	16,614	$28,962	33,069	(11)%	(12)%
     Depreciation expense relates primarily to FMS revenue earning equipment. Revenue earning equipment held for sale is recorded at the lower of fair value less costs to sell or carrying value. Losses to reflect changes in fair value are reflected within depreciation expense. Depreciation expense increased 4% in the second quarter of 2011 to $214.9 million. The increase was driven by acquisitions which increased our average fleet size and added $8.0 million of depreciation, foreign exchange movements of $3.2 million and the impact of increasing average new vehicle investments. The growth in depreciation expense was partially offset by

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
$3.8 million of lower write-downs in the carrying value of vehicles held for sale and $2.3 million from changes in residual values of certain classes of our revenue earning equipment effective January 1, 2011 as well as lower accelerated depreciation.
     Depreciation expense increased 1% in the first half of 2011 to $420.8 million driven by $11.6 million from acquisitions, foreign exchange movements of $5.2 million and higher average net vehicle investments. The increase was partially offset by $10.5 million of lower write-downs and $6.0 million of changes in residual value and accelerated depreciation. Refer to Note (I), “Revenue Earning Equipment,” in the Notes to Consolidated Condensed Financial Statements for further discussion.
     Gains on vehicle sales, net increased 138% in the second quarter of 2011 to $15.7 million and increased 152% in the first half of 2011 to $28.0 million due to higher average pricing on vehicles sold of 35% and 41%, respectively, on slightly lower volumes.
     Equipment rental consists primarily of rent expense for FMS revenue earning equipment under lease. Equipment rental decreased 11% in the second quarter of 2011 to $14.7 million and decreased 12% in the first half of 2011 to $29.0 million due to a lower number of leased vehicles.

	Three months ended June 30,		Six months ended June 30,		Change 2011/2010
					Three	Six
	2011	2010	2011	2010	Months	Months
	(Dollars in thousands)

Interest expense	$32,974	31,152	$67,393	64,488	6%	5%
Effective interest rate	4.4%	5.1%	4.6%	5.2%
     Interest expense increased 6% in the second quarter of 2011 to $33.0 million and increased 5% in the first half of 2011 to $67.4 million reflecting higher average outstanding debt partially offset by a lower effective interest rate. The increase in average outstanding debt reflects funding for recent acquisitions and increased commercial rental capital spending. The lower effective interest rate in 2011 compared to 2010 reflects the replacement of higher interest rate debt with debt issuances at lower rates as well as increased percentage of variable rate debt.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In thousands)

Miscellaneous income, net	$(595)	(345)	$(4,737)	(1,840)
     Miscellaneous income, net consists of investment (income) losses on securities used to fund certain benefit plans, interest income, (gains) losses from sales of operating property, foreign currency transaction (gains) losses and other non-operating items. Miscellaneous income, net improved in the second quarter of 2011 primarily due to higher foreign non-operating income. Miscellaneous income, net improved in the first half of 2011 due to $2.9 million of gains recognized from sales of facilities.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In thousands)

Restructuring and other charges, net	$—	—	$768	—
     Refer to Note (G), “Restructuring and Other Charges,” for a discussion of the restructuring and other charges recognized during the three and six months ended June 30, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

	Three months ended June 30,		Six months ended June 30,		Change 2011/2010
					Three	Six
	2011	2010	2011	2010	Months	Months
	(Dollars in thousands)

Provision for income taxes	$34,096	21,607	$51,849	31,227	58%	66%
Effective tax rate from continuing operations	45.5%	41.4%	43.7%	41.8%
     Our effective income tax rate from continuing operations for the second quarter of 2011 was 45.5% compared with 41.4% in the same period of the prior year. Our effective income tax rate from continuing operations for the six months ended June 30, 2011 was 43.7% compared with 41.8% in the same period of the prior year. Our provision for income taxes and effective income tax rate from continuing operations were negatively impacted by tax law changes in the States of Michigan (second quarter) and Illinois (first quarter). These tax law changes increased our provision for income taxes by $5.4 million and our effective tax rate by 7.2% in the second quarter of 2011. For the first half of 2011, these tax law changes increased our provision for income taxes by $6.6 million and our effective tax rate by 5.6%. The increase in our effective tax rate was partially offset by a higher proportionate amount of earnings in lower tax rate jurisdictions and lower contingent tax accruals. Refer to Note (L), “Income Taxes,” in the Notes to Consolidated Condensed Financial Statements for a further discussion.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In thousands)

Loss from discontinued operations, net of tax	$(881)	(759)	$(1,613)	(1,258)
     Refer to Note (D), “Discontinued Operations,” in the Notes to Consolidated Condensed Financial Statements for a discussion of losses from discontinued operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
OPERATING RESULTS BY BUSINESS SEGMENT
     We operate in three business segments: FMS, SCS and DCC. Our FMS business segment generates revenue from leasing, maintenance, rental, fuel and other ancillary services to customers, including SCS and DCC. The primary costs related to our FMS business segment include maintenance and repairs expense, fuel expense, fixed costs such as depreciation, interest, insurance and operating taxes and overhead expenses, mainly salaries and employee-related costs and facilities. FMS profitability is disproportionately impacted by increases and decreases in our transactional commercial rental and used vehicle sales activities as we are able to leverage our fixed cost infrastructure. Our SCS and DCC business segments generate revenue from their services which include transportation management, distribution management, consulting and dedicated transportation. The primary costs related to our SCS and DCC business segments include salaries and employee-related costs, subcontracted transportation, fuel and fixed costs such as equipment rentals (mainly from FMS), insurance and facilities.

	Three months ended June 30,		Six months ended June 30,		Change 2011/2010
					Three	Six
	2011	2010	2011	2010	Months	Months
	(Dollars in thousands)
Revenue:
Fleet Management Solutions	$1,064,510	931,173	$2,044,626	1,815,156	14%	13%
Supply Chain Solutions	389,578	310,079	790,616	604,286	26	31
Dedicated Contract Carriage	150,399	123,024	285,121	239,366	22	19
Eliminations	(91,143)	(78,153)	(181,643)	(152,747)	(17)	(19)

Total	$1,513,344	1,286,123	$2,938,720	2,506,061	18%	17%

Operating Revenue:
Fleet Management Solutions	$778,882	709,000	$1,497,893	1,386,410	10%	8%
Supply Chain Solutions	315,120	249,911	639,421	488,112	26	31
Dedicated Contract Carriage	141,664	118,607	270,040	230,618	19	17
Eliminations	(43,660)	(40,416)	(86,278)	(80,448)	(8)	(7)

Total	$1,192,006	1,037,102	$2,321,076	2,024,692	15%	15%

NBT:
Fleet Management Solutions	$67,504	46,226	$106,066	67,921	46%	56%
Supply Chain Solutions	17,231	12,559	29,295	19,585	37	50
Dedicated Contract Carriage	9,761	8,432	17,159	15,818	16	8
Eliminations	(6,529)	(5,143)	(11,433)	(9,876)	(27)	(16)

	87,967	62,074	141,087	93,448	42	51

Unallocated Central Support Services	(11,230)	(9,867)	(19,972)	(18,749)	(14)	(7)
Restructuring and other charges, net and other items	(1,727)	—	(2,495)	—	NM	NM

Pre-tax earnings from continuing operations	$75,010	52,207	$118,620	74,699	44%	59%

     As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Net Before Taxes” (NBT) from continuing operations, which includes an allocation of Central Support Services (CSS), and excludes restructuring and other charges, net, described in Note (G), “Restructuring and Other Charges” and exclude the items discussed in Note (S), “Other Items Impacting Comparability,” in the Notes to Consolidated Condensed Financial Statements. CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal and corporate communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included within the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The following table provides a reconciliation of items excluded from our segment NBT measure to their classification within our Consolidated Condensed Statements of Earnings:

	Consolidated
	Condensed Statements of Earnings	Three months ended June 30,		Six months ended June 30,
Description	Line Item	2011	2010	2011	2010
		(In thousands)
Restructuring and other charges, net	Restructuring (1)	$—	—	$(768)	—
Acquisition-related transaction costs (2)	Operating expense	(1,727)	—	(1,727)	—

Restructuring and other charges, net and other items		$(1,727)	—	$(2,495)	—

(1)	Restructuring refers to “Restructuring and Other Charges, net” on our Consolidated Condensed Statement of Earnings.

(2)	See Note(S), “Other Items Impacting Comparability,” for additional information.
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

	Three months ended June 30,		Six months ended June 30,		Change 2011/2010
					Three	Six
	2011	2010	2011	2010	Months	Months
	(Dollars in thousands)
Equipment contribution:
Supply Chain Solutions	$2,193	2,250	$3,793	4,255	(3)%	(11)%
Dedicated Contract Carriage	4,336	2,893	7,640	5,621	50	36

Total	$6,529	5,143	$11,433	9,876	27%	16%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
Fleet Management Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2011/2010
					Three	Six
	2011	2010	2011	2010	Months	Months
	(Dollars in thousands)

Full service lease	$494,720	482,456	$978,030	961,878	3%	2%
Contract maintenance	39,192	39,894	77,267	79,659	(2)	(3)

Contractual revenue	533,912	522,350	1,055,297	1,041,537	2	1
Contract-related maintenance	47,329	39,854	92,025	80,072	19	15
Commercial rental	180,041	130,086	315,698	231,644	38	36
Other	17,600	16,710	34,873	33,157	5	5

Operating revenue (1)	778,882	709,000	1,497,893	1,386,410	10	8
Fuel services revenue	285,628	222,173	546,733	428,746	29	28

Total revenue	$1,064,510	931,173	$2,044,626	1,815,156	14%	13%

Segment NBT	$67,504	46,226	$106,066	67,921	46%	56%

Segment NBT as a % of total revenue	6.3%	5.0%	5.2%	3.7%	130 bps	150 bps

Segment NBT as a % of operating revenue (1)	8.7%	6.5%	7.1%	4.9%	220 bps	220 bps

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our FMS business segment and as a measure of sales activity. Fuel services revenue, which is directly impacted by fluctuations in market fuel prices, is excluded from our operating revenue computation as fuel is largely a pass-through to customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs.
     Total revenue increased 14% in the second quarter of 2011 to $1.06 billion. Operating revenue (revenue excluding fuel) increased 10% in the second quarter of 2011 to $778.9 million. For the first half of 2011, total revenue increased 13% to $2.04 billion and operating revenue increased 8% to $1.50 billion. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended June 30, 2011		Six months ended June 30, 2011
	Total	Operating	Total	Operating

Organic including price and volume	4%	5%	4%	5%
Acquisitions	3%	3%	2%	2%
FMS fuel	6%	—%	6%	—%
Foreign exchange	1%	2%	1%	1%

Total increase	14%	10%	13%	8%

     Fuel services revenue increased 29% in the second quarter of 2011 and 28% in the first half of 2011 due to higher prices passed through to customers. Full service lease revenue increased 3% in the second quarter of 2011 and 2% in the first half of 2011 reflecting the impact of recent acquisitions. We expect favorable full service lease revenue comparisons throughout the year due to acquisitions. Commercial rental revenue increased 38% in the second quarter of 2011 and 36% in the first half of 2011 reflecting improved global market demand and higher pricing and the impact of acquisitions. We expect favorable commercial rental revenue comparisons to continue throughout the year driven by higher demand, higher pricing on a larger fleet and the impact of acquisitions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The following table provides commercial rental statistics on our global fleet:

	Three months ended June 30,		Six months ended June 30,		Change 2011/2010
					Three	Six
	2011	2010	2011	2010	Months	Months
	(Dollars in thousands)

Rental revenue from non-lease customers	$113,997	83,745	$196,210	143,085	36%	37%

Rental revenue from lease customers (1)	$66,044	46,341	$119,488	88,559	43%	35%

Average commercial rental power fleet size — in service (2), (3)	28,200	23,500	26,300	22,600	20%	16%

Commercial rental utilization — power fleet	78.7%	77.7%	75.8%	73.4%	100 bps	240 bps

(1)	Represents revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.

(2)	Number of units rounded to nearest hundred and calculated using quarterly average unit counts.

(3)	Fleet size excluding trailers.
     FMS NBT increased 46% in the second quarter of 2011 to $67.5 million primarily due to significantly better commercial rental performance, improved used vehicle sales results and the impact of acquisitions. The increase in NBT was partially offset by lower full service lease performance, higher compensation-related expenses and planned spending on strategic growth initiatives. Commercial rental performance improved 72% in the second quarter of 2011 as a result of increased market demand and higher pricing on a 19% larger average fleet. The increase in the average-fleet reflects organic growth of 16% and an acquisition related impact of 3%. Used vehicle sales results improved by $12.9 million due to higher pricing and a lower average quarterly inventory level. The improvements in our commercial rental and used vehicle sales activities allowed us to better leverage our fixed costs. Acquisitions increased FMS NBT by 10% during the second quarter of 2011. Full service lease performance declined 1% reflecting increased maintenance and repair expenses on a comparatively older fleet. Maintenance and repairs expense as a percentage of operating revenue was 31% and 30%, respectively, during the second quarter of 2011 and 2010.
     FMS NBT increased 56% in the first half of 2011 to $106.1 million reflecting the same trends as those that impacted the second quarter of 2011. Commercial rental performance improved 79%. Used vehicle sales results were better by $27.4 million. Acquisitions increased NBT by 9%. FMS NBT for the first half of 2011 also benefited from a non-operational gain of $2.4 million from the sale of a facility. Full service lease performance declined 2% in the first half of the year. Maintenance and repairs expense as a percentage of operating revenue was 31% and 30%, respectively, during the first half of 2011 and 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):

				Change
	June 30,	December 31,	June 30,	Jun. 2011/	Jun. 2011/
	2011	2010	2010	Dec. 2010	Jun. 2010
End of period vehicle count

By type:
Trucks (1)	68,000	63,000	64,400	8%	6%
Tractors (2)	54,000	49,600	50,400	9	7
Trailers (3), (4)	43,300	33,000	33,900	31	28
Other	2,800	3,100	2,900	(10)	(3)

Total	168,100	148,700	151,600	13%	11%

By ownership:
Owned	164,600	145,000	146,800	14%	12%
Leased	3,500	3,700	4,800	(5)	(27)

Total	168,100	148,700	151,600	13%	11%

By product line:
Full service lease (4)	119,600	111,100	112,200	8%	7%
Commercial rental (4)	40,500	29,700	30,800	36	31
Service vehicles and other	3,000	2,700	2,700	11	11

Active units	163,100	143,500	145,700	14	12
Held for sale (4)	5,000	5,200	5,900	(4)	(15)

Total	168,100	148,700	151,600	13%	11%

Customer vehicles under contract maintenance	32,900	33,400	33,700	(1)%	(2)%

Quarterly average vehicle count

By product line:
Full service lease	113,100	111,200	112,400	2%	1%
Commercial rental	35,400	30,400	29,800	16	19
Service vehicles and other	2,900	2,800	2,800	4	4

Active units	151,400	144,400	145,000	5	4
Held for sale	4,900	4,900	6,400	—	(23)

Total	156,300	149,300	151,400	5%	3%

Customer vehicles under contract maintenance	33,200	33,400	33,800	(1)%	(2)%

Year-to-date average vehicle count

By product line:
Full service lease	112,300	112,500	113,400	—%	(1)%
Commercial rental	33,200	29,800	28,800	11	15
Service vehicles and other	2,800	2,600	2,900	8	(3)

Active units	148,300	144,900	145,100	2	2
Held for sale	5,000	5,800	6,600	(14)	(24)

Total	153,300	150,700	151,700	2	1

Customer vehicles under contract maintenance	33,200	33,700	33,900	(1)%	(2)%

(1)	Generally comprised of Class 1 through Class 6 type vehicles with a Gross Vehicle Weight (GVW) up to 26,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Classes 7 and 8 type vehicles with a GVW of over 26,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.

(4)	Includes 9,700 trailers (6,100 full service lease, 3,400 commercial rental and 200 held for sale) acquired as part of the Hill Hire acquisition as of June 30, 2011.
NOTE: Amounts were computed using a 6-point average based on monthly information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The following table provides a breakdown of our non-revenue earning equipment included in our global fleet count (number of units rounded to nearest hundred):

				Change
	June 30,	December 31,	June 30,	Jun. 2011/	Jun. 2011/
	2011	2010	2010	Dec. 2010	Jun. 2010
Not yet earning revenue (NYE)	1,500	800	1,400	88%	7%
No longer earning revenue (NLE):
Units held for sale	5,000	5,200	5,900	(4)	(15)
Other NLE units	2,100	2,000	2,100	5	—

Total	8,600	8,000	9,400	8%	(9)%

     NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. For 2011, NYE units increased reflecting new lease sales and the refresh and modest growth of the rental fleet. NLE units represent vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. For 2011, NLE units decreased compared to year-end due to lower used vehicle inventory levels. We expect NLE levels to increase throughout the year as we outservice rental units.
Supply Chain Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2011/2010
					Three	Six
	2011	2010	2011	2010	Months	Months
	(Dollars in thousands)
Operating revenue:
Automotive	$107,751	113,126	$230,478	219,694	(5)%	5%
High-Tech	60,642	52,954	117,527	104,570	15	12
Retail & CPG	103,699	44,162	207,761	85,982	135	142
Industrial and other	43,028	39,669	83,655	77,866	8	7

Total operating revenue (1)	315,120	249,911	639,421	488,112	26	31
Subcontracted transportation	74,458	60,168	151,195	116,174	24	30

Total revenue	$389,578	310,079	$790,616	604,286	26%	31%

Segment NBT	$17,231	12,559	$29,295	19,585	37%	50%

Segment NBT as a % of total revenue	4.4%	4.1%	3.7%	3.2%	30 bps	50 bps

Segment NBT as a % of operating revenue (1)	5.5%	5.0%	4.6%	4.0%	50 bps	60 bps

Memo: Fuel costs (2)	$22,183	19,910	$48,650	38,405	11%	27%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of the SCS business segment and as a measure of sales activity. Subcontracted transportation is deducted from total revenue to arrive at operating revenue as subcontracted transportation is typically a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Operating revenue is also a primary internal operating metric and is used to measure segment performance.

(2)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     Total revenue increased 26% in the second quarter of 2011 to $389.6 million. Operating revenue (revenue excluding subcontracted transportation) increased 26% in the second quarter of 2011 to $315.1 million. For the first half of 2011, total revenue increased 31% to $790.6 million and operating revenue increased 31% to $639.4 million. We expect favorable revenue comparisons to continue throughout the year due to the impact of the TLC acquisition, higher overall freight volumes and new business. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended June 30, 2011		Six months ended June 30, 2011
	Total	Operating	Total	Operating

TLC acquisition	20%	22%	21%	23%
Subcontracted transportation	3%	—%	4%	—%
Fuel cost pass-throughs	1%	1%	2%	2%
Foreign exchange	2%	2%	2%	2%
Organic including price and volume	—%	1%	2%	4%

Total increase	26%	26%	31%	31%

     SCS NBT increased 37% in the second quarter of 2011 to $17.2 million and 50% in the first half of 2011 to $29.3 million. The TLC acquisition increased SCS NBT by 28% during the second quarter of 2011 and 30% during the first half of 2011. SCS NBT also benefited from higher freight volumes across all industry sectors, as well as new business and lower self insurance costs. During the second quarter and first half of 2011, SCS recognized a benefit of $1.5 million from favorable development in estimated prior years’ self insured loss reserves. SCS NBT was negatively impacted in the second quarter of 2011 by $2.7 million as a result of lower automotive production volumes caused by the Japan earthquake. We expect the negative impact of the Japan earthquake to continue in the third quarter of 2011.
Dedicated Contract Carriage

	Three months ended June 30,		Six months ended June 30,		Change 2011/2010
					Three	Six
	2011	2010	2011	2010	Months	Months
	(Dollars in thousands)

Operating revenue (1)	$141,664	118,607	$270,040	230,618	19%	17%
Subcontracted transportation	8,735	4,417	15,081	8,748	98	72

Total revenue	$150,399	123,024	$285,121	239,366	22%	19%

Segment NBT	$9,761	8,432	$17,159	15,818	16%	8%

Segment NBT as a % of total revenue	6.5%	6.9%	6.0%	6.6%	(40) bps	(60) bps

Segment NBT as a % of operating revenue (1)	6.9%	7.1%	6.4%	6.9%	(20) bps	(50) bps

Memo: Fuel costs (2)	$32,903	21,167	$60,220	40,572	55%	48%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of the DCC business segment and as a measure of sales activity. Subcontracted transportation is deducted from total revenue to arrive at operating revenue as subcontracted transportation is typically a pass-through to customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Operating revenue is also a primary internal operating metric and is used to measure segment performance.

(2)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.
     Total revenue increased 22% in the second quarter of 2011 to $150.4 million. Operating revenue (revenue excluding subcontracted transportation) increased 19% in the second quarter of 2011 to $141.7 million. For the first half of 2011, total revenue increased 19% to $285.1 million and operating revenue increased 17% to $270.0 million. We expect favorable revenue comparisons to continue throughout the year due to the impact of the Scully acquisition. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)

	Three months ended June 30, 2011		Six months ended June 30, 2011
	Total	Operating	Total	Operating

Scully acquisition	19%	16%	16%	13%
Subcontracted transportation	4%	—%	3%	—%
Fuel cost pass-throughs	10%	10%	8%	8%
Organic including price and volume	(11)%	(7)%	(8)%	(4)%

Total increase	22%	19%	19%	17%

     DCC NBT increased 16% in the second quarter of 2011 to $9.8 million and 8% in the first half of 2011 to $17.2 million reflecting the impact of the Scully acquisition and lower self-insurance costs partially offset by higher equipment related expenses. During the second quarter and first half of 2011, DCC recognized a benefit of $0.5 million from favorable development in estimated prior years’ self insured loss reserves.
Central Support Services

	Three months ended June 30,		Six months ended June 30,		Change 2011/2010
					Three	Six
	2011	2010	2011	2010	Months	Months
	(Dollars in thousands)

Human resources	$4,586	3,678	$9,034	7,512	25%	20%
Finance	12,168	13,252	24,404	25,812	(8)	(5)
Corporate services and public affairs	3,459	2,726	6,609	5,646	27	17
Information technology	15,028	14,178	30,420	27,789	6	9
Health and safety	2,093	1,842	3,816	3,497	14	9
Other	14,449	9,964	23,001	17,745	45	30

Total CSS	51,783	45,640	97,284	88,001	13	11
Allocation of CSS to business segments	(40,553)	(35,773)	(77,312)	(69,252)	(13)	(12)

Unallocated CSS	$11,230	9,867	$19,972	18,749	14%	7%

     Total CSS costs increased 13% in the second quarter of 2011 to $51.8 million and increased 11% in the first half of 2011 to $97.3 million primarily due to higher compensation-related expenses and planned strategic investments in information technology initiatives. Unallocated CSS costs increased in the second quarter and first half of 2011 due to higher compensation-related expenses.
FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
     The following is a summary of our cash flows from operating, financing and investing activities from continuing operations:

	Six months ended June 30,
	2011	2010
	(In thousands)
Net cash provided by (used in):
Operating activities	$472,793	531,195
Financing activities	433,489	(102,024)
Investing activities	(990,495)	(408,558)
Effect of exchange rate changes on cash	2,862	(3,623)

Net change in cash and cash equivalents	$(81,351)	16,990

     A detail of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     Cash provided by operating activities from continuing operations decreased to $472.8 million in the six months ended June 30, 2011 compared with $531.2 million in 2010 because of an increase in working capital needs. Cash provided by financing activities from continuing operations in the six months ended June 30, 2011 increased to $433.5 million compared with cash used in financing activities of $102.0 million in 2010 due to higher borrowing needs to fund acquisitions and capital spending. Cash used in investing activities from continuing operations increased to $990.5 million in the six months ended June 30, 2011 compared with $408.6 million in 2010 due to acquisition-related payments and higher vehicle spending.
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
     The following table shows the sources of our free cash flow computation:

	Six months ended June 30,
	2011	2010
	(In thousands)

Net cash provided by operating activities from continuing operations	$472,793	531,195
Sales of revenue earning equipment	136,578	102,027
Sales of operating property and equipment	6,180	1,414
Collections on direct finance leases	30,046	30,914
Other, net	—	1,950

Total cash generated	645,597	667,500
Purchases of property and revenue earning equipment	(817,377)	(544,389)

Free cash flow	$(171,780)	123,111

     Free cash flow decreased $294.9 million to negative $171.8 million in the six months ended June 30, 2011 primarily due to higher vehicle spending. We expect full year free cash flow to be approximately negative $215 million versus a previous forecast of negative $265 million due to higher earnings and increased proceeds from used vehicle sales.
     The following table provides a summary of capital expenditures:

	Six months ended June 30,
	2011	2010
	(In thousands)
Revenue earning equipment: (1)
Full service lease	$327,497	302,456
Commercial rental	517,692	293,916

	845,189	596,372
Operating property and equipment	35,059	34,038

Total capital expenditures	880,248	630,410
Changes in accounts payable related to purchases of revenue earning equipment	(62,871)	(86,021)

Cash paid for purchases of property and revenue earning equipment	$817,377	544,389

(1)	Capital expenditures exclude non-cash additions of approximately $1.2 million and $0.1 million during the six months ended June 30, 2011 and 2010, respectively, in assets held under capital leases resulting from the extension of existing operating leases and other additions.
     Capital expenditures (accrual basis) increased 40% in the first half of 2011 to $880.2 million because of increased commercial rental spending to refresh and grow the rental fleet. We anticipate full-year 2011 accrual basis capital expenditures to be consistent with our previous forecast of $1.75 billion.

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
     Our debt ratings at June 30, 2011 were as follows:

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
     In June 2011, we executed a new $900 million global revolving credit facility with a syndicate of twelve lending institutions led by Bank of America N.A., Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas, Mizuho Corporate Bank, Ltd., Royal Bank of Canada, Royal Bank of Scotland Plc, U.S. Bank National Association and Wells Fargo Bank, N.A. This replaces an $875 million credit facility which was scheduled to mature in April 2012. The new global credit facility matures in June 2016 and is used primarily to finance working capital and provide support for the issuance of unsecured commercial paper in the U.S. and Canada. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at June 30, 2011). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The agreement provides for annual facility fees, which range from 10.0 basis points to 32.5 basis points, and are based on Ryder’s long-term credit ratings. The current annual facility fee is 15.0 basis points, which applies to the total facility size of $900 million. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated tangible net worth, of less than or equal to 300%. Tangible net worth, as defined in the credit facility, includes 50% of our deferred federal income tax liability and excludes the book value of our intangibles. The ratio at June 30, 2011 was 218%. At June 30, 2011, $366.1 million was available under the credit facility, net of the support for commercial paper borrowings.
     Our global revolving credit facility permits us to refinance short-term commercial paper obligations on a long-term basis. Settlement of short-term commercial paper obligations not expected to require the use of working capital are classified as long-term as we have both the intent and ability to refinance on a long-term basis.
     In May 2011, we issued $350 million of unsecured medium-term notes maturing in June 2017. In connection with the issuance of the medium term notes, we entered into three interest rate swaps with an aggregate notional amount of $150 million maturing in June 2017. The swaps were designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. Refer to Note (O),“Derivatives” for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     In February 2011, we issued $350 million of unsecured medium-term notes maturing in March 2015. In connection with the issuance of the medium term notes, we entered into two interest rate swaps with an aggregate notional amount of $150 million maturing in March 2015. The swaps were designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. Refer to Note (O), “Derivatives” for additional information.
     We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program are limited to $175 million. If no event occurs which causes early termination, the 364-day program will expire on October 28, 2011. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. At June 30, 2011 and December 31, 2010, no amounts were outstanding under the program. Sales of receivables under this program will be accounted for as secured borrowings based on our continuing involvement in the transferred assets.
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
     At June 30, 2011 we had the following amounts available to fund operations under the aforementioned facilities:

(In millions)
Global revolving credit facility	$366
Trade receivables program	$175

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
     The following table shows the movements in our debt balance:

	Six months ended June 30,
	2011	2010
	(In thousands)

Debt balance at January 1	$2,747,002	2,497,691

Cash-related changes in debt:
Net change in commercial paper borrowings	163,395	187,700
Proceeds from issuance of medium-term notes	699,244	—
Proceeds from issuance of other debt instruments	2,298	13,588
Retirement of medium-term notes	(375,000)	(175,000)
Other debt repaid, including capital lease obligations	(1,450)	(51,411)
Net change from discontinued operations	27	(2,940)

	488,514	(28,063)
Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	1,012	4,125
Addition of capital lease obligations	1,153	99
Changes in foreign currency exchange rates and other non-cash items	4,100	(1,776)

Total changes in debt	494,779	(25,615)

Debt balance at June 30	$3,241,781	2,472,076

     In accordance with our funding philosophy, we attempt to balance the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25% to 45% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total obligations (including notional value of swap agreements) was 38% and 28% at June 30, 2011 and December 31, 2010, respectively.
     Ryder’s leverage ratios and a reconciliation of on-balance sheet debt to total obligations were as follows:

	June 30,	% to	December 31,	% to
	2011	Equity	2010	Equity
	(Dollars in thousands)

On-balance sheet debt	$3,241,781	222%	2,747,002	196%
Off-balance sheet debt—PV of minimum lease payments and guaranteed residual values under operating leases for vehicles (1)	85,385		99,797

Total obligations	$3,327,166	228%	2,846,799	203%

(1)	Present value (PV) does not reflect payments Ryder would be required to make if we terminated the related leases prior to the scheduled expiration dates.
     On-balance sheet debt to equity consists of balance sheet debt divided by total equity. Total obligations to equity represents balance sheet debt plus the present value of minimum lease payments and guaranteed residual values under operating leases for vehicles, discounted based on our incremental borrowing rate at lease inception, all divided by total equity. Although total obligations is a non-GAAP financial measure, we believe that total obligations is useful as it provides a more complete analysis of our existing financial obligations and helps better assess our overall leverage position. Our leverage ratios increased in 2011 due to acquisitions and increased investments in vehicles.
Off-Balance Sheet Arrangements
     We periodically enter into sale-leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions. In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense. These leases contain limited guarantees by us of the residual values of the leased vehicles (residual value guarantees) that are conditioned upon disposal of the leased vehicles prior to the end of their lease term. The amount of future payments for residual value guarantees will depend on the market for used vehicles and the condition of the vehicles at time of disposal. We did not enter into any sale-leaseback transactions during the six months ended June 30, 2011 or 2010.
Pension Information
     The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. We disclosed in our 2010 Annual Report that we estimated contributions of approximately $15 million to our pension plans during 2011. During the six months ended June 30, 2011, we contributed $7.1 million to our pension plans. Changes in interest rates and the market value of the securities held by the plans during 2011 could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in 2012 and beyond. See Note (R), “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.
Share Repurchases and Cash Dividends
     See Note (P), “Share Repurchase Programs,” in the Notes to Consolidated Condensed Financial Statements for a discussion of share repurchases.
     In May 2011, our Board of Directors declared a quarterly cash dividend of $0.27 per share of common stock. In July 2011, our Board of Directors declared a quarterly cash dividend of $0.29. This dividend reflects a $0.02 increase from the $0.27 quarterly cash dividend we have been paying since September 2010.
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
     The following table provides a numerical reconciliation of total revenue to operating revenue which was not provided within the MD&A discussion:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In thousands)

Total revenue	$1,513,344	1,286,123	$2,938,720	2,506,061
FMS fuel services and SCS/DCC subcontracted transportation (1)	(368,821)	(286,758)	(713,009)	(553,668)
Fuel eliminations	47,483	37,737	95,365	72,299

Operating revenue	$1,192,006	1,037,102	$2,321,076	2,024,692

(1)	Includes intercompany fuel sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
FORWARD-LOOKING STATEMENTS
     Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:
•	our expectations as to anticipated revenue and earnings in each business segment, as well as future economic conditions and market demand, with respect to higher overall freight volume, continued improvement in contractual lease demand, positive commercial rental demand, increased revenue from recent acquisitions and new business;

•	our expectations regarding commercial rental pricing trends and fleet utilization;

•	our expectations of the long-term residual values of revenue earning equipment;

•	our ability to sell certain revenue earning vehicles throughout the year;

•	the anticipated increase in NLE vehicles in inventory throughout the year;

•	our expectations of free cash flow, operating cash flow, total cash generated and capital expenditures during 2011;

•	the adequacy of our accounting estimates and reserves for pension expense, employee benefit plan obligations, depreciation and residual value guarantees, self-insurance reserves, goodwill impairment, accounting changes and income taxes;

•	the adequacy of our fair value estimates of employee incentive awards under our share-based compensation plans;

•	the adequacy of our fair value estimates of total debt;

•	our ability to fund all of our operations for the foreseeable future through internally generated funds and outside funding sources;

•	the anticipated impact of foreign exchange rate movements;

•	the anticipated impact of fuel price fluctuations;

•	our expectations as to return on pension plan assets, future pension expense and estimated contributions;

•	our expectations regarding the completion and ultimate resolution of tax audits;

•	the anticipated deferral of tax gains on disposal of eligible revenue earning equipment pursuant to our vehicle like-kind exchange program;

•	our expectations regarding the impact of recently adopted or implemented accounting pronouncements;

•	our ability to access short-term and long-term unsecured debt in the capital markets;

•	our expectations regarding the future use and availability of funding sources;

•	the appropriateness of our short-term and long-term target leverage ranges and our expectations regarding meeting those ranges; and

•	our expectations regarding the negative impact of the recent Japan earthquake and tsunami on our operations and the operations of our customers in the third quarter.
     These statements, as well as other forward-looking statements contained in this Quarterly Report, are based on our current plans and expectations and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors could cause actual results and events to differ significantly from those expressed in any forward-looking statements. These risk factors include, but are not limited to, the following:
•	Market Conditions:
o	Changes in general economic and financial conditions in the U.S. and worldwide leading to decreased demand for our services, lower profit margins, increased levels of bad debt and reduced access to credit

o	Unanticipated or unrealized effects of the recent Japan earthquake and tsunami that could affect our business or the business of our customers

o	Decrease in freight demand or setbacks in the recent recovery of the freight recession which would impact both our transactions and variable-based contractual business

o	Changes in our customers’ operations, financial condition or business environment that may limit their need for, or ability to purchase, our services

o	Changes in market conditions affecting the commercial rental market or the sale of used vehicles

o	Volatility in automotive volumes and shifting customer demand in the automotive industry

o	Less than anticipated growth rates in the markets in which we operate

o	Changes in current financial, tax or regulatory requirements that could negatively impact the leasing market

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — (Continued)
•	Competition:
o	Advances in technology may require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments

o	Competition from other service providers, some of which have greater capital resources or lower capital costs

o	Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources

o	Our inability to maintain current pricing levels due to economic conditions, demand for services, customer acceptance or competition
•	Profitability:
o	Our inability to obtain adequate profit margins for our services

o	Lower than expected sales volumes or customer retention levels

o	Our inability to integrate acquisitions as projected, achieve planned synergies or retain customers of companies we acquire

o	Lower full service lease sales activity

o	Loss of key customers in our SCS and DCC business segments

o	Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis

o	The inability of our business segments to create operating efficiencies

o	The inability of our legacy information technology systems to provide timely access to data

o	Sudden changes in fuel prices and fuel shortages

o	Higher prices for vehicles, diesel engines and fuel as a result of exhaust emissions standards enacted over the last few years

o	Our inability to successfully implement our asset management initiatives

o	Our key assumptions and pricing structure of our SCS contracts prove to be invalid

o	Increased unionizing, labor strikes, work stoppages and driver shortages

o	Difficulties in attracting and retaining drivers due to driver shortages, which may result in higher costs to procure drivers and higher turnover rates affecting our customers

o	Our inability to manage our cost structure

o	Our inability to limit our exposure for customer claims
•	Financing Concerns:
o	Higher borrowing costs and possible decreases in available funding sources caused by an adverse change in our debt ratings

o	Unanticipated interest rate and currency exchange rate fluctuations

o	Negative funding status of our pension plans caused by lower than expected returns on invested assets and unanticipated changes in interest rates

o	Withdrawal liability as a result of our participation in multi-employer pension plans

o	Instability in U.S. and worldwide credit markets, resulting in higher borrowing costs and/or reduced access to credit
•	Accounting Matters:
o	Impact of unusual items resulting from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and our organizational structure

o	Reductions in residual values or useful lives of revenue earning equipment

o	Increases in compensation levels, retirement rate and mortality resulting in higher pension expense; regulatory changes affecting pension estimates, accruals and expenses

o	Increases in healthcare costs resulting in higher insurance costs

o	Changes in accounting rules, assumptions and accruals

o	Impact of actual insurance claim and settlement activity compared to historical loss development factors used to project future development
•	Other risks detailed from time to time in our SEC filings
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the second quarter of 2011, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the second quarter of 2011, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.
Changes in Internal Controls over Financial Reporting
     During the three months ended June 30, 2011, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information with respect to purchases we made of our common stock during the three months ended June 30, 2011:

				Maximum
			Total Number of	Number of
			Shares	Shares That May
			Purchased as	Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced	the Anti-Dilutive
	Purchased(1)	Paid per Share	Programs	Program(2)
April 1 through April 30, 2011	154,310	$50.50	150,000	1,038,344
May 1 through May 31, 2011	207,370	53.81	200,000	838,344
June 1 through June 30, 2011	230,249	52.46	220,000	618,344

Total	591,929	$52.42	570,000

(1)	During the three months ended June 30, 2011, we purchased an aggregate o f 21,929 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

(2)	In December 2009, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and stock purchase plans. Under the December 2009 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under our various employee stock, stock option and stock purchase plans from December 1, 2009 through December 15, 2011. The December 2009 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management established a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2009 program, which allowed for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended June 30, 2011 we repurchased and retired 570,000 shares under this program at an aggregate cost of $29.9 million.
ITEM 5. OTHER INFORMATION
Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
Item 5.02(e)
     On July 20, 2011, the Compensation Committee of our Board of Directors (and the independent directors of our Board of Directors, with respect to Gregory T. Swienton, our Chairman and Chief Executive Officer) approved increases, effective July 1, 2011, to the performance incentive plan bonus opportunity under the Company’s 2011 Annual Incentive Awards for each of the Company’s named executive officers as follows: 145% of base salary (from 120% of base salary) for Mr. Swienton, 100% of base salary (from 75% of base salary) for each of Robert E. Sanchez, President - Global Fleet Management Solutions and John H. Williford, President - Global Supply Chain Solutions, and 80% of base salary (from 75% of base salary) for each of Art A. Garcia, Executive Vice President and Chief Financial Officer and Robert D. Fatovic, Executive Vice President and Chief Legal Officer and Corporate Secretary, in each case with a maximum equal to two times the performance incentive plan opportunity. The adjustments were made to bring total cash target compensation in line with comparable market compensation levels. With the exception of these increases, all other terms of our 2011 Performance Incentive Plan remain as described in the company’s Current Report on Form 8-K filed with the Commission on February 15, 2011. In addition, the Compensation Committee as part of its review of comparable market compensation levels, increased the annual compensation of Mr. Garcia, who was promoted to the position of Chief Financial Officer effective September 1, 2010, to $410,000 and issued Mr. Williford a retention incentive of 15,000 shares of time-based restricted stock rights, which will cliff vest on the third-anniversary of the award date.

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

RYDER SYSTEM, INC. (Registrant)
Date: July 27, 2011	By:	/s/ Art A. Garcia
Art A. Garcia
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: July 27, 2011	By:	/s/ Cristina A. Gallo-Aquino
Cristina A. Gallo-Aquino
Vice President and Controller (Principal Accounting Officer)