Form 10-Q
period 2011-09-30
RYDER SYSTEM INC
filed 2011-10-26
CIK 85961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at September 30, 2011 was 51,125,400.

RYDER SYSTEM, INC.

FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RYDER SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)

Revenue	$1,570,720	1,316,948	$4,509,440	3,823,009

Operating expense (exclusive of items shown separately)	758,718	624,495	2,191,607	1,813,603
Salaries and employee-related costs	383,932	314,706	1,119,694	929,659
Subcontracted transportation	88,728	67,049	255,003	191,972
Depreciation expense	224,466	209,929	645,261	627,695
Gains on vehicle sales, net	(18,270)	(6,904)	(46,277)	(18,009)
Equipment rental	14,468	16,463	43,430	49,532
Interest expense	32,745	31,897	100,138	96,385
Miscellaneous income, net	(1,722)	(2,685)	(6,459)	(4,525)
Restructuring and other charges, net	—	—	768	—

	1,483,065	1,254,950	4,303,165	3,686,312

Earnings from continuing operations before income taxes	87,655	61,998	206,275	136,697
Provision for income taxes	30,722	22,324	82,571	53,551

Earnings from continuing operations	56,933	39,674	123,704	83,146
Loss from discontinued operations, net of tax	(409)	(839)	(2,022)	(2,097)

Net earnings	$56,524	38,835	$121,682	81,049

Earnings (loss) per common share — Basic
Continuing operations	$1.11	0.76	$2.41	1.58
Discontinued operations	(0.01)	(0.02)	(0.04)	(0.04)

Net earnings	$1.10	0.74	$2.37	1.54

Earnings (loss) per common share — Diluted
Continuing operations	$1.10	0.76	$2.39	1.57
Discontinued operations	—	(0.02)	(0.04)	(0.04)

Net earnings	$1.10	0.74	$2.35	1.53

Cash dividends declared and paid per common share	$0.29	0.27	$0.83	0.77

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

	September 30, 2011	December 31, 2010
	(Dollars in thousands, except per share amount)
Assets:
Current assets:
Cash and cash equivalents	$115,786	213,053
Receivables, net	758,693	615,003
Inventories	64,462	58,701
Prepaid expenses and other current assets	159,465	136,544

Total current assets	1,098,406	1,023,301
Revenue earning equipment, net of accumulated depreciation of $3,387,027 and $3,247,400, respectively	4,827,916	4,201,218
Operating property and equipment, net of accumulated depreciation of $903,984 and $880,757, respectively	627,344	606,843
Goodwill	379,239	355,842
Intangible assets	86,021	72,269
Direct financing leases and other assets	426,849	392,901

Total assets	$7,445,775	6,652,374

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$255,359	420,124
Accounts payable	408,460	294,380
Accrued expenses and other current liabilities	499,080	417,015

Total current liabilities	1,162,899	1,131,519
Long-term debt	2,943,235	2,326,878
Other non-current liabilities	697,401	680,808
Deferred income taxes	1,190,812	1,108,856

Total liabilities	5,994,347	5,248,061

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, September 30, 2011 or December 31, 2010	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, September 30, 2011 — 51,125,400; December 31, 2010 — 51,174,757	25,563	25,587
Additional paid-in capital	760,302	735,540
Retained earnings	1,062,460	1,019,785
Accumulated other comprehensive loss	(396,897)	(376,599)

Total shareholders’ equity	1,451,428	1,404,313

Total liabilities and shareholders’ equity	$7,445,775	6,652,374

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2011	2010
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings	$121,682	81,049
Less: Loss from discontinued operations, net of tax	(2,022)	(2,097)

Earnings from continuing operations	123,704	83,146
Depreciation expense	645,261	627,695
Gains on vehicle sales, net	(46,277)	(18,009)
Share-based compensation expense	12,637	12,203
Amortization expense and other non-cash charges, net	27,971	27,564
Deferred income tax expense	68,154	21,568
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(104,520)	(29,367)
Inventories	(4,869)	(3,132)
Prepaid expenses and other assets	(18,725)	(517)
Accounts payable	20,287	9,334
Accrued expenses and other non-current liabilities	58,680	73,677

Net cash provided by operating activities from continuing operations	782,303	804,162

Cash flows from financing activities from continuing operations:
Net change in commercial paper borrowings	(101,964)	(48,000)
Debt proceeds	966,399	314,511
Debt repaid, including capital lease obligations	(417,955)	(239,560)
Dividends on common stock	(42,689)	(40,603)
Common stock issued	26,213	11,124
Common stock repurchased	(51,425)	(91,926)
Excess tax benefits from share-based compensation	1,575	641
Debt issuance costs	(8,016)	(2,195)

Net cash provided by (used in) financing activities from continuing operations	372,138	(96,008)

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(1,165,135)	(860,902)
Sales of revenue earning equipment	216,055	159,012
Sales of operating property and equipment	7,869	2,821
Acquisitions	(362,184)	(6,789)
Collections on direct finance leases	46,136	45,941
Changes in restricted cash	2,821	(6,430)
Other, net	—	1,950

Net cash used in investing activities from continuing operations	(1,254,438)	(664,397)

Effect of exchange rate changes on cash	3,848	6

(Decrease) increase in cash and cash equivalents from continuing operations	(96,149)	43,763

Cash flows from discontinued operations:
Operating cash flows	(910)	(6,010)
Financing cash flows	(143)	(2,941)
Investing cash flows	—	1,624
Effect of exchange rate changes on cash	(65)	(265)

Decrease in cash and cash equivalents from discontinued operations	(1,118)	(7,592)

(Decrease) increase in cash and cash equivalents	(97,267)	36,171
Cash and cash equivalents at January 1	213,053	98,525

Cash and cash equivalents at September 30	$115,786	134,696

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Amount	Shares	Par
	(Dollars in thousands, except per share amount)

Balance at December 31, 2010	$—	51,174,757	$25,587	735,540	1,019,785	(376,599)	1,404,313

Components of comprehensive income:
Net earnings	—	—	—	—	121,682	—	121,682
Foreign currency translation adjustments	—	—	—	—	—	(27,428)	(27,428)
Amortization of pension and postretirement items, net of tax	—	—	—	—	—	8,650	8,650
Change in net actuarial loss, net of tax	—	—	—	—	—	(1,520)	(1,520)

Total comprehensive income							101,384
Common stock dividends declared and paid — $0.83 per share	—	—	—	—	(42,689)	—	(42,689)
Common stock issued under employee stock option and stock purchase plans (1)	—	986,690	493	26,318	—	—	26,811
Benefit plan stock purchases (2)	—	(13,076)	(7)	(591)	—	—	(598)
Common stock repurchases	—	(1,022,971)	(510)	(14,597)	(36,318)	—	(51,425)
Share-based compensation	—	—	—	12,637	—	—	12,637
Tax benefits from share-based compensation	—	—	—	995	—	—	995

Balance at September 30, 2011	$—	51,125,400	$25,563	760,302	1,062,460	(396,897)	1,451,428

(1)	Net of common shares delivered as payment for the exercise price or to satisfy the option holders’ withholding tax liability upon exercise of options.

(2)	Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plans.

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

(C) ACQUISITIONS

Hill Hire plc — On June 8, 2011, we acquired all of the common stock of Hill Hire plc (Hill Hire), a U.K. based full service leasing, rental and maintenance company for a purchase price of $251.5 million, net of cash acquired, all of which has been paid as of September 30, 2011. The acquisition included Hill Hire’s fleet of approximately 8,000 full service lease and 5,700 rental vehicles, and approximately 400 contractual customers. The acquired fleet included 9,700 trailers. The combined network operates under the Ryder name, complementing our Fleet Management Solutions (FMS) business segment market coverage in the U.K. Transaction costs related to the Hill Hire acquisition, all of which were included in “Operating Expense” in the Consolidated Condensed Statement of Earnings, were $2.2 million for the nine months ended September 30, 2011.

The preliminary purchase price allocations and resulting impact on the September 30, 2011 Consolidated Condensed Balance Sheet relating to the Hill Hire acquisition was as follows:

(In thousands)
Assets:
Revenue earning equipment	$200,376
Operating property and equipment	18,780
Customer relationships and other intangibles	9,150
Other assets, primarily accounts receivable	60,143

288,449

Liabilities, primarily accrued liabilities	(36,954)

Net assets acquired	$251,495

Total Logistic Control — On December 31, 2010, we acquired all of the common stock of Total Logistic Control (TLC), a leading provider of comprehensive supply chain solutions to food, beverage, and consumer packaged goods manufacturers in the U.S. TLC provides customers a broad suite of end-to-end services, including distribution management, contract packaging services and solutions engineering. This acquisition enhances our Supply Chain Solutions (SCS) capabilities and growth prospects in the areas of packaging and warehousing, including temperature-controlled facilities. The purchase price was $207.1 million, of which $3.4 million was paid during the nine months ended September 30, 2011. No further payments are due related to this acquisition. During the nine months ended September 30, 2011, the purchase price was reduced by $1.5 million due to contractual adjustments in acquired deferred taxes and working capital. As of September 30, 2011, goodwill and customer relationship intangibles related to the TLC acquisition were $133.3 million and $35.0 million, respectively.

Pro Forma Information — The operating results of Hill Hire and TLC have been included in the consolidated condensed financial statements from the date of acquisition. The following table provides the unaudited pro forma revenues, net earnings and earnings per common share as if the results of the Hill Hire acquisition had been included in operations commencing January 1, 2010, and the TLC acquisition had been included in operations commencing January 1, 2009. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the acquisition been consummated during the periods for which the pro forma information is presented, or of future results.

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Revenue — As reported	$1,570,720	1,316,948	$4,509,440	3,823,009
Revenue — Pro forma	$1,570,720	1,438,920	$4,577,010	4,122,729

Net earnings — As reported	$56,524	38,835	$121,682	81,049
Net earnings — Pro forma	$56,524	44,290	$135,337	95,601

Net earnings per common share:
Basic — As reported	$1.10	0.74	$2.37	1.54
Basic — Pro forma	$1.10	0.85	$2.64	1.81

Diluted — As reported	$1.10	0.74	$2.35	1.53
Diluted — Proforma	$1.10	0.85	$2.62	1.81

During 2011 we completed several additional acquisitions as discussed below. Pro forma information for these acquisitions is not disclosed because the effect of these acquisitions is not significant.

B.I.T. Leasing Inc. — On April 1, 2011, we acquired the assets of B.I.T. Leasing, Inc. (BIT), a full service truck leasing and fleet services company located in Hayward, California, for a purchase price of $13.8 million. Approximately $13.2 million of the purchase price has been paid as of September 30, 2011. This agreement complements a 2010 acquisition whereby we acquired a portion of BIT’s fleet of full service lease and rental vehicles and contractual customers. The combination of both acquisitions included BIT’s fleet of approximately 490 full service lease and rental vehicles, 70 contract maintenance vehicles and 130 contractual customers. As of September 30, 2011, goodwill and customer relationship intangibles related to the BIT acquisition were $1.4 million and $0.5 million, respectively. The combined network operates under the Ryder name, complementing our FMS business segment market coverage in California.

The Scully Companies — On January 28, 2011, we acquired the common stock of The Scully Companies, Inc.’s (Scully) FMS business and the assets of Scully’s Dedicated Contract Carriage (DCC) business. The acquisition included Scully’s fleet of approximately 1,800 full service lease and 300 rental vehicles, and approximately 200 contractual customers. The purchase price was $91.0 million, of which $84.6 million has been paid as of September 30, 2011. During 2011, the purchase price was decreased by $0.2 million due to the settlement of working capital related items. The purchase price included $14.4 million in contingent consideration to be paid to the seller provided acquired customers are retained for a specified period. During the three months ended September 30, 2011, $13.4 million of this contingent consideration was paid and the remaining amount is expected to be paid by the end of the year. As of September 30, 2011, the fair value of the contingent consideration has been reflected within “Accrued expenses and other current liabilities” in our Consolidated Condensed Balance Sheet. See Note (N), “Fair Value Measurements,” for additional information. As of September 30, 2011, goodwill and customer relationship intangibles related to the Scully acquisition were $27.5 million and $11.1 million, respectively. The combined network operates under the Ryder name, complementing our FMS and DCC business segments market coverage in the Western United States.

Carmenita Leasing, Inc. — On January 10, 2011, we acquired the assets of Carmenita Leasing, Inc. (Carmenita), a full service leasing and rental business located in Santa Fe Springs, California, for a purchase price of $9.0 million. The acquisition included Carmenita’s fleet of approximately 190 full service lease and rental vehicles, and 60 contractual customers. Approximately $8.8 million of the purchase price has been paid as of September 30, 2011. As of September 30, 2011, goodwill and customer relationship intangibles related to the Carmenita acquisition were $0.3 million and $0.3 million, respectively. The combined network operates under the Ryder name, complementing our FMS business segment market coverage in California.

For the three months ended September 30, 2011, all acquisitions had combined revenue and net earnings of $143.4 million and $10.9 million, respectively. For the nine months ended September 30, 2011, the acquisitions had combined revenue and net earnings of $338.8 million and $18.9 million, respectively.

The initial recording of revenue earning equipment in each of the 2011 acquisitions was based on preliminary valuation assessments. As new information is obtained about facts and circumstances that existed as of the acquisition date, the valuation of revenue earning equipment may change. During the nine months ended September 30, 2011 and 2010, we paid $0.7 million and $6.8 million, respectively, related to other acquisitions completed in prior years.

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

Summarized results of discontinued operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)

Pre-tax loss from discontinued operations	$(371)	(854)	$(2,087)	(2,191)
Income tax (expense) benefit	(38)	15	65	94

Loss from discontinued operations, net of tax	$(409)	(839)	$(2,022)	(2,097)

Results of discontinued operations in 2011 and 2010 included losses related to adverse legal developments and professional and administrative fees partially offset by insurance and receivable recoveries associated with our discontinued South American operations.

The following is a summary of assets and liabilities of discontinued operations:

	September 30,	December 31,
	2011	2010
	(In thousands)
Total assets, primarily deposits	$4,570	6,346

Total liabilities, primarily contingent accruals	$6,667	7,882

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

The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)

Stock option and stock purchase plans	$2,370	2,311	$6,974	6,803
Nonvested stock	1,927	1,876	5,663	5,400

Share-based compensation expense	4,297	4,187	12,637	12,203
Income tax benefit	(1,425)	(1,408)	(4,212)	(4,149)

Share-based compensation expense, net of tax	$2,872	2,779	$8,425	8,054

During the nine months ended September 30, 2011 and 2010, approximately 710,000 and 900,000 stock options, respectively, were granted under the Plans. These awards generally vest evenly over a three year period from the date of grant and have contractual terms of seven years. The fair value of each option award at the date of grant was estimated using a Black-Scholes-Merton option-pricing valuation model. The weighted-average fair value per option granted during the nine months ended September 30, 2011 and 2010 was $12.88 and $8.93, respectively.

During the nine months ended September 30, 2011 and 2010, approximately 140,000 and 190,000 market-based restricted stock rights, respectively, were granted under the Plans. Employees only receive the grant of stock if Ryder’s cumulative average total shareholder return (TSR) at least meets the S&P 500 cumulative average TSR over an applicable three-year period. The fair value of the market-based restricted stock rights was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. The fair value of the market-based awards was determined and fixed on the grant date and considers the likelihood of Ryder achieving the market-based condition. The weighted-average fair value per market-based restricted stock right granted during the nine months ended September 30, 2011 and 2010 was $25.37 and $15.50, respectively.

During the nine months ended September 30, 2011 and 2010, approximately 200,000 and 70,000 time-vested restricted stock rights and restricted stock units (RSU), respectively, were granted under the plans. The time-vested restricted stock rights entitle the holder to shares of common stock as the awards vest over a three-year period. The fair value of the time-vested awards is determined and fixed on the date of grant based on Ryder’s stock price on the date of grant. The weighted-average fair value per time-vested restricted stock right and RSU granted during the nine months ended September 30, 2011 and 2010 was $52.78 and $39.47, respectively.

During the nine months ended September 30, 2011 and 2010, employees who received market-based restricted stock rights also received market-based cash awards. The awards have the same vesting provisions as the market-based restricted stock rights except that Ryder’s TSR must at least meet the TSR of the 33rd percentile of the S&P 500. The cash awards are accounted for as liability awards under the share-based compensation accounting guidance as the awards are based upon the performance of our common stock and are settled in cash. As a result, the liability is adjusted to reflect fair value at the end of each reporting period. The fair value of the cash awards was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation.

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(unaudited)

The following table is a summary of compensation expense recognized for cash awards in addition to the share-based compensation expense reported in the previous table:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)

Cash awards	$396	452	$1,216	1,224

Total unrecognized pre-tax compensation expense related to all share-based compensation arrangements at September 30, 2011 was $32.2 million and is expected to be recognized over a weighted-average period of 1.9 years.

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

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Earnings per share — Basic:
Earnings from continuing operations	$56,933	39,674	$123,704	83,146
Less: Distributed and undistributed earnings allocated to nonvested stock	(933)	(576)	(1,981)	(1,146)

Earnings from continuing operations available to common shareholders — Basic	$56,000	39,098	$121,723	82,000

Weighted average common shares outstanding — Basic	50,426	51,409	50,533	52,044

Earnings from continuing operations per common share — Basic	$1.11	0.76	$2.41	1.58

Earnings per share — Diluted:
Earnings from continuing operations	$56,933	39,674	$123,704	83,146
Less: Distributed and undistributed earnings allocated to nonvested stock	(928)	(576)	(1,972)	(1,146)

Earnings from continuing operations available to common shareholders — Diluted	$56,005	39,098	$121,732	82,000

Weighted average common shares outstanding — Basic	50,426	51,409	50,533	52,044
Effect of dilutive options	327	126	389	122

Weighted average common shares outstanding — Diluted	50,753	51,535	50,922	52,166

Earnings from continuing operations per common share — Diluted	$1.10	0.76	$2.39	1.57

Anti-dilutive options not included above	1,718	1,793	1,462	1,833

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(unaudited)

(G) RESTRUCTURING AND OTHER CHARGES

Restructuring charges, net for the nine months ended September 30, 2011 represented $0.8 million of employee severance and benefit costs related to workforce reductions and termination costs associated with non-essential equipment contracts assumed in the Scully acquisition. There were no restructuring charges in the third quarter of 2011.

Activity related to restructuring reserves including discontinued operations were as follows:

	December 31, 2010 Balance	Additions	Cash Payments	Foreign Translation Adjustments	September 30, 2011 Balance
	(In thousands)

Employee severance and benefits	$234	405	316	—	323
Contract termination costs	3,813	375	1,259	34	2,963

Total	$4,047	780	1,575	34	3,286

At September 30, 2011, the majority of outstanding restructuring obligations are required to be paid over the next two years.

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

	September 30, 2011	December 31, 2010
	(In thousands)

Total minimum lease payments receivable	$543,423	548,419
Less: Executory costs	(160,005)	(171,076)

Minimum lease payments receivable	383,418	377,343
Less: Allowance for uncollectibles	(767)	(784)

Net minimum lease payments receivable	382,651	376,559
Unguaranteed residuals	61,301	57,898
Less: Unearned income	(94,048)	(96,522)

Net investment in direct financing and sales-type leases	349,904	337,935
Current portion	(66,506)	(63,304)

Non-current portion	$283,398	274,631

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

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(unaudited)

The following table presents the credit risk profile by creditworthiness category of our direct financing lease receivables:

	September 30, 2011	December 31, 2010
	(In thousands)

Very low risk to low risk	$119,433	91,993
Moderate risk	201,873	218,547
Moderately high risk to high risk	62,112	66,803

	$383,418	377,343

The following table is a rollforward of the allowance for credit losses on direct financing lease receivables for the nine months ended September 30, 2011:

(In thousands)
Balance at December 31, 2010	$784
Charged to earnings	318
Deductions	(335)

Balance at September 30, 2011	$767

As of September 30, 2011, the amount of direct financing lease receivables which were past due was not significant and there were no impaired receivables. Accordingly, we do not believe there is a material risk of default with respect to the direct financing lease receivables as of September 30, 2011.

(I) REVENUE EARNING EQUIPMENT

	September 30, 2011			December 31, 2010
	Cost	Accumulated Depreciation	Net Book Value(1)	Cost	Accumulated Depreciation	Net Book Value(1)
	(In thousands)
Held for use:
Full service lease	$5,917,192	(2,527,808)	3,389,384	5,639,410	(2,408,126)	3,231,284
Commercial rental	2,053,111	(685,436)	1,367,675	1,549,094	(647,764)	901,330
Held for sale	244,640	(173,783)	70,857	260,114	(191,510)	68,604

Total	$8,214,943	(3,387,027)	4,827,916	7,448,618	(3,247,400)	4,201,218

(1)	Revenue earning equipment, net includes vehicles acquired under capital leases of $24.7 million, less accumulated depreciation of $15.2 million, at September 30, 2011, and $29.2 million, less accumulated depreciation of $18.5 million, at December 31, 2010.

At the end of 2010, we completed our annual review of residual values and useful lives of revenue earning equipment. Based on the results of our analysis, we adjusted the estimated residual values of certain classes of revenue earning equipment effective January 1, 2011. The change in estimated residual values increased pre-tax earnings for the three and nine months ended September 30, 2011 by approximately $1.4 million and $4.1 million, respectively. In the three and nine months ended September 30, 2011, we recognized $0.1 million and $0.2 million, respectively, of accelerated depreciation for select vehicles that were expected to be sold by the end of 2011. In the three and nine months ended September 30, 2010, we recognized $1.5 million and $5.0 million, respectively, of accelerated depreciation for select vehicles that were expected to be sold by the end of 2010.

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(unaudited)

(J) GOODWILL

The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	Fleet Management Solutions	Supply Chain Solutions	Dedicated Contract Carriage	Total
	(In thousands)
Balance at January 1, 2011:
Goodwill	$202,941	177,222	4,900	385,063
Accumulated impairment losses	(10,322)	(18,899)	—	(29,221)

	192,619	158,323	4,900	355,842
Acquisitions	14,356	—	14,853	29,209
Purchase accounting adjustments	—	(5,042)	—	(5,042)
Foreign currency translation adjustment	(337)	(433)	—	(770)

Balance at September 30, 2011:
Goodwill	216,960	171,747	19,753	408,460
Accumulated impairment losses	(10,322)	(18,899)	—	(29,221)

	$206,638	152,848	19,753	379,239

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

(K) ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30, 2011			December 31, 2010
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)

Salaries and wages	$103,278	—	103,278	81,037	—	81,037
Deferred compensation	1,260	18,761	20,021	1,965	21,258	23,223
Pension benefits	2,952	345,073	348,025	2,984	333,074	336,058
Other postretirement benefits	3,375	43,012	46,387	3,382	43,787	47,169
Employee benefits	9,841	—	9,841	2,251	—	2,251
Insurance obligations, primarily self-insurance	121,402	154,218	275,620	110,697	148,639	259,336
Residual value guarantees	2,837	1,555	4,392	2,301	2,196	4,497
Accrued rent	3,244	10,482	13,726	2,397	16,787	19,184
Deferred vehicle gains	461	990	1,451	473	1,374	1,847
Environmental liabilities	4,650	9,614	14,264	5,145	8,908	14,053
Asset retirement obligations	5,599	12,442	18,041	3,868	12,319	16,187
Operating taxes	105,109	—	105,109	73,095	—	73,095
Income taxes	791	76,728	77,519	2,559	73,849	76,408
Interest	25,592	—	25,592	30,478	—	30,478
Deposits, mainly from customers	36,897	12,769	49,666	31,755	7,538	39,293
Deferred revenue	19,648	1,726	21,374	15,956	4,646	20,602
Acquisition holdbacks	7,667	—	7,667	6,177	—	6,177
Other	44,477	10,031	54,508	40,495	6,433	46,928

Total	$499,080	697,401	1,196,481	417,015	680,808	1,097,823

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

The following is a summary of tax years that are no longer subject to examination:

Federal — audits of our U.S. federal income tax returns are closed through fiscal year 2007.

State — for the majority of states, we are no longer subject to tax examinations by tax authorities for tax years before 2008.

Foreign — we are no longer subject to foreign tax examinations by tax authorities for tax years before 2003 in Canada, 2001 in Brazil, 2006 in Mexico and 2008 in the U.K., which are our major foreign tax jurisdictions.

At September 30, 2011 and December 31, 2010, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $62.7 million and $61.2 million, respectively. Unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $2.4 million by September 30, 2012, if audits are completed or tax years close.

Like-Kind Exchange Program

We have a like-kind exchange program for certain of our revenue earning equipment operating in the U.S. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form whereby tax gains on disposal of eligible vehicles are deferred. To qualify for like-kind exchange treatment, we exchange through a qualified intermediary eligible vehicles being disposed of with vehicles being acquired, allowing us to generally carryover the tax basis of the vehicles sold (“like-kind exchanges”). The program results in a material deferral of federal and state income taxes. As part of the program, the proceeds from the sale of eligible vehicles are restricted for the acquisition of replacement vehicles and other specified applications. Due to the structure utilized to facilitate the like-kind exchanges, the qualified intermediary that holds the proceeds from the sales of eligible vehicles and the entity that holds the vehicles to be acquired under the program are required to be consolidated in the accompanying Consolidated Condensed Financial Statements in accordance with U.S. GAAP. At September 30, 2011 and December 31, 2010, these consolidated entities had total assets, primarily revenue earning equipment, and total liabilities, primarily accounts payable, of $82.7 million and $49.5 million, respectively.

Tax Law Changes

On July 19, 2011, the U.K. enacted legislation which lowered the statutory rate from 27% to 26% effective April 1, 2011, and from 26% to 25% effective April 1, 2012. The impact of this change did not have a significant impact to earnings for the three or nine months ended September 30, 2011.

On May 25, 2011, the State of Michigan enacted changes to its tax system, which included a repeal of the Michigan Business Tax and replaced it with a corporate income tax. The impact of this change resulted in a non-cash charge to deferred income taxes and a decrease to earnings for the nine months ended September 30, 2011 of $5.4 million.

On January 13, 2011, the State of Illinois enacted changes to its tax system, which included an increase to the corporate income tax rate from 4.8% to 7.0%. The impact of this change resulted in a non-cash charge to deferred income taxes and a decrease to earnings for the nine months ended September 30, 2011 of $1.2 million.

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(unaudited)

Effective Tax Rate

Our effective income tax rate from continuing operations for the third quarter of 2011 was 35.0% compared with 36.0% in the same period of the prior year. The decrease in our effective tax rate was mainly due to a higher proportionate amount of earnings in lower rate jurisdictions as well as tax benefits from acquisition-related transaction costs incurred in 2010.

Our effective income tax rate from continuing operations for the nine months ended September 30, 2011 was 40.0% compared with 39.2% in the same period of the prior year. Our provision for income taxes and effective income tax rate were negatively impacted by tax law changes in the States of Michigan and Illinois. The increase in our effective tax rate was partially offset by a higher proportionate amount of earnings in lower rate jurisdictions and lower contingent tax accruals.

(M) DEBT

	Weighted-Average Interest Rate
	September 30, 2011	December 31, 2010	Maturities	September 30, 2011	December 31, 2010
				(In thousands)
Short-term debt and current portion of long-term debt:
Short-term debt	1.38%	4.56%	2011-2012	$5,047	42,968
Current portion of long-term debt, including capital leases				250,312	377,156

Total short-term debt and current portion of long-term debt				255,359	420,124

Long-term debt:
U.S. commercial paper (1)	0.35%	0.42%	2016	266,961	367,880
Unsecured U.S. notes — Medium-term notes (1)	4.47%	5.28%	2011-2025	2,484,241	2,158,647
Unsecured U.S. obligations, principally bank term loans	1.57%	1.54%	2012-2016	106,900	105,600
Unsecured foreign obligations	2.57%	5.14%	2012-2016	300,032	45,109
Capital lease obligations	7.81%	7.86%	2011-2017	10,721	11,369

Total before fair market value adjustment				3,168,855	2,688,605
Fair market value adjustment on notes subject to hedging (2)				24,692	15,429

				3,193,547	2,704,034
Current portion of long-term debt, including capital leases				(250,312)	(377,156)

Long-term debt				2,943,235	2,326,878

Total debt				$3,198,594	2,747,002

(1)	We had unamortized original issue discounts of $9.8 million and $10.5 million at September 30, 2011 and December 31, 2010, respectively.

(2)	The notional amount of executed interest rate swaps designated as fair value hedges was $550 million and $250 million at September 30, 2011 and December 31, 2010, respectively.

In June 2011, we executed a new $900 million global revolving credit facility with a syndicate of twelve lending institutions led by Bank of America N.A., Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas, Mizuho Corporate Bank, Ltd., Royal Bank of Canada, Royal Bank of Scotland Plc, U.S. Bank National Association and Wells Fargo Bank, N.A. This facility replaced an $875 million credit facility that was scheduled to mature in April 2012. The new global credit facility matures in June 2016 and is used primarily to finance working capital and provide support for the issuance of unsecured commercial paper in the U.S. and Canada. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at September 30, 2011). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The agreement provides for annual facility fees, which range from 10.0 basis points to 32.5 basis points, and are based on Ryder’s long-term credit ratings. The current annual facility fee is 15.0 basis points, which applies to the total facility size of $900 million. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated tangible net worth, of less than or equal to 300%. Tangible net worth, as defined in the credit facility, includes

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(unaudited)

50% of our deferred federal income tax liability and excludes the book value of our intangibles. The ratio at September 30, 2011 was 214%. At September 30, 2011, $631.1 million was available under the credit facility, net of the support for commercial paper borrowings.

Our global revolving credit facility permits us to refinance short-term commercial paper obligations on a long-term basis. Settlement of short-term commercial paper obligations not expected to require the use of working capital are classified as long-term as we have both the intent and ability to refinance on a long-term basis. At September 30, 2011 and December 31, 2010, we classified $267.0 million and $367.9 million, respectively, of short-term commercial paper as long-term debt.

In May 2011, we issued $350 million of unsecured medium-term notes maturing in June 2017. If the notes are downgraded following, and as a result of, a change in control, the note holder can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest. In connection with the issuance of the medium term notes, we entered into three interest rate swaps with an aggregate notional amount of $150 million maturing in June 2017. Refer to Note (O), “Derivatives,” for additional information.

In February 2011, we issued $350 million of unsecured medium-term notes maturing in March 2015. If the notes are downgraded following, and as a result of, a change in control, the note holder can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest. In connection with the issuance of the medium term notes, we entered into two interest rate swaps with an aggregate notional amount of $150 million maturing in March 2015. Refer to Note (O), “Derivatives,” for additional information.

We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program are limited to $175 million. If no event occurs which causes early termination, the 364-day program will expire on October 28, 2011. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectability of the collateralized receivables. At September 30, 2011 and December 31, 2010, no amounts were outstanding under the program. Sales of receivables under this program will be accounted for as secured borrowings based on our continuing involvement in the transferred assets.

At September 30, 2011 and December 31, 2010, we had letters of credit and surety bonds outstanding totaling $264.2 million and $264.8 million, respectively, which primarily guarantee the payment of insurance claims.

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(unaudited)

(N) FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and the levels of inputs used to measure fair value:

	000000	000000	000000	000000	000000
	Balance Sheet Location	Fair Value Measurements At September 30, 2011 Using			Total
		Level 1	Level 2	Level 3
		(In thousands)
Assets:
Investments held in Rabbi Trusts:
Cash and cash equivalents		$4,745	—	—	4,745
U.S. equity mutual funds		6,923	—	—	6,923
Foreign equity mutual funds		2,158	—	—	2,158
Fixed income mutual funds		3,336	—	—	3,336

Investments held in Rabbi Trusts	DFL and other assets	17,162	—	—	17,162
Interest rate swaps	DFL and other assets	—	24,692	—	24,692

Total assets at fair value		$17,162	24,692	—	41,854

Liabilities:
Contingent consideration	Accrued expenses	$—	—	1,000	1,000

Total liabilities at fair value		$—	—	1,000	1,000

	Balance Sheet Location	Fair Value Measurements At December 31, 2010 Using			Total
		Level 1	Level 2	Level 3
		(In thousands)
Assets:
Investments held in Rabbi Trusts
Cash and cash equivalents		$2,348	—	—	2,348
U.S. equity mutual funds		8,409	—	—	8,409
Foreign equity mutual funds		5,188	—	—	5,188
Fixed income mutual funds		1,459	—	—	1,459

Investments held in Rabbi Trusts	DFL and other assets	17,404	—	—	17,404
Interest rate swap	DFL and other assets	—	15,429	—	15,429

Total assets at fair value		$17,404	15,429	—	32,833

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

Contingent consideration — Fair value was based on the income approach and uses significant inputs that are not observable in the market. These inputs are based on our expectations as to what amount we will pay based on contractual provisions. Therefore, the liability was classified within Level 3 of the fair value hierarchy. There was no change in the fair value of the liability during 2011. Refer to Note (C), “Acquisitions,” for additional information.

The following tables present our assets and liabilities that are measured at fair value on a nonrecurring basis and the levels of inputs used to measure fair value:

	$ 0,000	$ 0,000	$ 0,000	$ 0,000	$ 0,000
	Fair Value Measurements At September 30, 2011 Using			Total Losses (2)
	Level 1	Level 2	Level 3	Three months ended	Nine months ended
	(In thousands)
Assets held for sale:
Revenue earning equipment: (1)
Trucks	$—	—	6,401	$1,300	$4,943
Tractors	—	—	1,972	445	1,545
Trailers	—	—	357	406	1,774

Total assets at fair value	$—	—	8,730	$2,151	$8,262

	$ 000,000	$ 000,000	$ 000,000	$ 000,000	$ 000,000
	Fair Value Measurements At September 30, 2010 Using			Total Losses (2)
	Level 1	Level 2	Level 3	Three months ended	Nine months ended
	(In thousands)
Assets held for sale:
Revenue earning equipment (1)
Trucks	$—	—	12,507	$2,541	$10,423
Tractors	—	—	13,298	1,911	8,403
Trailers	—	—	1,920	867	3,098

Total assets at fair value	$—	—	27,725	$5,319	$21,924

(1)	Represents the portion of all revenue earning equipment held for sale that is recorded at fair value, less costs to sell.

(2)	Total losses represent fair value adjustments for all vehicles held for sale throughout the period for which fair value was less than carrying value.

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

Fair value of total debt (excluding capital lease obligations) at September 30, 2011 and December 31, 2010 was approximately $3.37 billion and $2.86 billion, respectively. For publicly-traded debt, estimates of fair value were based on market prices. For other debt, fair value was estimated based on rates currently available to us for debt with similar terms and remaining maturities. The carrying amounts reported in the Consolidated Condensed Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.

(O) DERIVATIVES

Interest Rate Swaps

In May 2011, we issued $350 million of unsecured medium-term notes maturing in June 2017. Concurrently, we entered into three interest rate swaps, with an aggregate notional amount of $150 million maturing in June 2017. The swaps were designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. At September 30, 2011, the interest rate swap agreements effectively changed $150 million of fixed-rate debt instruments with an interest rate of 3.50% to LIBOR-based floating-rate debt at a weighted-average interest rate of 1.50%. Changes in the fair value of our interest rate swaps are offset by changes in the fair value of the debt instrument. Accordingly, there is no ineffectiveness related to the interest rate swaps.

In February 2011, we issued $350 million of unsecured medium-term notes maturing in March 2015. Concurrently, we entered into two interest rate swaps, with an aggregate notional amount of $150 million maturing in March 2015. The swaps were designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. At September 30, 2011, the interest rate swap agreements effectively changed $150 million of fixed-rate debt instruments with an interest rate of 3.15% to LIBOR-based floating-rate debt at a weighted-average interest rate of 1.43%. Changes in the fair value of our interest rate swaps are offset by changes in the fair value of the debt instrument. Accordingly, there is no ineffectiveness related to the interest rate swaps.

In February 2008, we issued $250 million of unsecured medium-term notes maturing in March 2013. Concurrently, we entered into an interest rate swap with a notional amount of $250 million maturing in March 2013. The swap was designated as a fair value hedge whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. At September 30, 2011, the interest rate swap agreement effectively changed $250 million of fixed-rate debt with an interest rate of 6.00% to LIBOR-based floating-rate debt at a rate of 2.61%. Changes in the fair value of our interest rate swap are offset by changes in the fair value of the debt instrument. Accordingly, there is no ineffectiveness related to the interest rate swap.

The location and amount of gains (losses) on interest rate swap agreements designated as fair value hedges and related hedged items reported in the Consolidated Condensed Statements of Earnings were as follows:

Fair Value Hedging Relationship	Location of Gain (Loss) Recognized in Income	Three months ended September 30,		Nine months ended September 30,
		2011	2010	2011	2010
		(In thousands)

Derivatives: Interest rate swaps	Interest expense	$8,251	1,813	$9,263	5,938
Hedged items: Fixed-rate debt	Interest expense	(8,251)	(1,813)	(9,263)	(5,938)

Total		$—	—	$—	—

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(unaudited)

(P) SHARE REPURCHASE PROGRAMS

In December 2009, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and stock purchase plans. Under the December 2009 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company’s various employee stock, stock option and stock purchase plans from December 1, 2009 through December 15, 2011. The December 2009 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management established a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2009 program, which allowed for share repurchases during Ryder’s quarterly blackout periods as set forth in the plan. For the three months ended September 30, 2011 and 2010, we repurchased and retired 202,971 shares and 109,064 shares, respectively, under this program at an aggregate cost of $9.5 million and $4.6 million, respectively. For the nine months ended September 30, 2011 and 2010, we repurchased and retired 1,022,971 shares and 416,761 shares, respectively, under this program at an aggregate cost of $51.4 million and $16.8 million, respectively.

In February 2010, our Board of Directors authorized a $100 million discretionary share repurchase program over a period not to exceed two years. For the three months ended September 30, 2010, we repurchased and retired 720,000 shares under the program at an aggregate cost of $29.6 million. For the nine months ended September 30, 2010, we repurchased and retired 1,855,000 shares under this program at an aggregate cost of $75.1 million. The program was completed in December 2010.

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

The following table provides a reconciliation of net earnings as reported in the Consolidated Condensed Statements of Earnings to comprehensive income:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)

Net earnings	$56,524	38,835	$121,682	81,049
Other comprehensive income:
Foreign currency translation adjustments	(53,416)	31,825	(27,428)	1,451
Unrealized gain on derivative instruments	136	—	—	—
Amortization of transition obligation (1)	(6)	(4)	(17)	(13)
Amortization of net actuarial loss (1)	3,274	3,112	9,887	9,331
Amortization of prior service credit (1)	(406)	(400)	(1,220)	(1,200)
Change in net actuarial loss (1)	—	(3)	(1,520)	(971)

Total comprehensive income	$6,106	73,365	$101,384	89,647

(1)	Amounts pertain to our pension and/or postretirement benefit plans and are presented net of tax. See Note (R), “Employee Benefit Plans,” for additional information.

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(unaudited)

(R) EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)
Pension Benefits
Company-administered plans:
Service cost	$3,676	3,538	$11,059	11,690
Interest cost	24,374	24,062	73,248	72,004
Expected return on plan assets	(25,441)	(23,322)	(76,477)	(69,743)
Amortization of:
Transition obligation	(8)	(6)	(23)	(18)
Net actuarial loss	5,054	4,758	15,185	14,257
Prior service credit	(568)	(564)	(1,710)	(1,690)

	7,087	8,466	21,282	26,500
Union-administered plans	1,627	1,296	4,423	3,887

Net periodic benefit cost	$8,714	9,762	$25,705	30,387

Company-administered plans:
U.S.	$7,243	8,433	$21,730	25,300
Non-U.S.	(156)	33	(448)	1,200

	7,087	8,466	21,282	26,500
Union-administered plans	1,627	1,296	4,423	3,887

	$8,714	9,762	$25,705	30,387

Postretirement Benefits
Company-administered plans:
Service cost	$323	343	$973	1,028
Interest cost	625	680	1,879	2,039
Amortization of:
Net actuarial loss	36	88	173	263
Prior service credit	(58)	(58)	(173)	(173)

Net periodic benefit cost	$926	1,053	$2,852	3,157

Company-administered plans:
U.S.	$789	783	$2,366	2,350
Non-U.S.	137	270	486	807

	$926	1,053	$2,852	3,157

Pension Contributions

During the nine months ended September 30, 2011, we contributed $12.4 million to our pension plans. During the fourth quarter of 2011, we expect to contribute approximately $3.4 million to our pension plans.

Savings Plans

Employees who do not actively participate in pension plans and are not covered by union-administered plans are generally eligible to participate in enhanced savings plans. Plans provide for (i) a company contribution even if employees do not make contributions, (ii) a company match of employee contributions of eligible pay, subject to tax limits and (iii) a discretionary company match based on our performance. During the three months ended September 30, 2011 and 2010, we recognized total savings plan costs of $9.6 million and $6.7 million, respectively. During the nine months ended September 30, 2011 and 2010, we recognized total savings plan costs of $30.1 million and $20.0 million, respectively.

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

(T) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	Nine months ended September 30,
	2011	2010
	(In thousands)
Interest paid	$99,047	89,017
Income taxes paid (refunded)	$17,675	(6,602)
Changes in accounts payable related to purchases of revenue earning equipment	$83,937	33,808
Operating and revenue earning equipment acquired under capital leases	$1,187	106

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

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(unaudited)

The following tables set forth financial information for each of our business segments and reconciliation between segment NBT and earnings from continuing operations before income taxes for the three and nine months ended September 30, 2011 and 2010. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

	FMS	SCS	DCC	Eliminations	Total
			(In thousands)
For the three months ended September 30, 2011
Revenue from external customers	$1,005,716	406,078	158,926	—	1,570,720
Inter-segment revenue	93,333	—	—	(93,333)	—

Total revenue	$1,099,049	406,078	158,926	(93,333)	1,570,720

Segment NBT	$74,156	22,398	8,358	(5,665)	99,247

Unallocated CSS					(11,592)

Earnings from continuing operations before income taxes					$87,655

Segment capital expenditures (1), (2)	$334,672	$8,741	$575	—	343,988

Unallocated CSS					3,770

Capital expenditures paid					$347,758

For the three months ended September 30, 2010
Revenue from external customers	$872,685	322,871	121,392	—	1,316,948
Inter-segment revenue	76,254	—	—	(76,254)	—

Total revenue	$948,939	322,871	121,392	(76,254)	1,316,948

Segment NBT	$54,766	15,199	8,619	(4,629)	73,955

Unallocated CSS					(11,957)

Earnings from continuing operations before income taxes					$61,998

Segment capital expenditures (1), (2)	$310,374	3,554	215	—	314,143

Unallocated CSS					2,370

Capital expenditures paid					$316,513

(1)	Excludes revenue earning equipment acquired under capital leases.
(2)	Excludes acquisition payments of $13.6 million and $4.4 million during the three months ended September 30, 2011 and 2010, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(unaudited)

	FMS	SCS	DCC	Eliminations	Total
			(In thousands)
For the nine months ended September 30, 2011
Revenue from external customers	$2,868,699	1,196,694	444,047	—	4,509,440
Inter-segment revenue	274,976	—	—	(274,976)	—

Total revenue	$3,143,675	1,196,694	444,047	(274,976)	4,509,440

Segment NBT	$180,222	51,693	25,517	(17,098)	240,334

Unallocated CSS					(31,564)
Restructuring and other charges, net and other items (3)					(2,495)

Earnings from continuing operations before income taxes					$206,275

Segment capital expenditures (1), (2)	$1,128,560	21,706	2,613	—	1,152,879

Unallocated CSS					12,256

Capital expenditures paid					$1,165,135

For the nine months ended September 30, 2010
Revenue from external customers	$2,535,094	927,157	360,758	—	3,823,009
Inter-segment revenue	228,999	—	—	(228,999)	—

Total revenue	$2,764,093	927,157	360,758	(228,999)	3,823,009

Segment NBT	$122,687	34,784	24,437	(14,505)	167,403

Unallocated CSS					(30,706)

Earnings from continuing operations before income taxes					$136,697

Segment capital expenditures (1), (2)	$844,659	7,051	1,206	—	852,916

Unallocated CSS					7,986

Capital expenditures paid					$860,902

(1)	Excludes revenue earning equipment acquired under capital leases.
(2)	Excludes acquisition payments of $362.2 million and $6.8 million during the nine months ended September 30, 2011 and 2010, respectively.
(3)	See Note (S), “Other Items Impacting Comparability,” for a discussion of items, in addition to restructuring and other charges, net that are excluded from our primary measure of segment performance.

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(unaudited)

(V) OTHER MATTERS

We are a party to various claims, complaints and proceedings arising in the ordinary course of business including but not limited to those relating to litigation matters, environmental matters, risk management matters (e.g. vehicle liability, workers’ compensation, etc.) and administrative assessments primarily associated with operating taxes. We are also subject to various claims, tax assessments and administrative proceedings associated with our discontinued operations. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. It is not possible at this time for us to determine fully the effect of all unasserted claims and assessments on our consolidated financial condition, results of operations or liquidity; however, to the extent possible, where unasserted claims can be estimated and where such claims are considered probable we have recorded a liability. Litigation is subject to many uncertainties, and the outcome of any individual litigated matter is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings could be decided unfavorably to Ryder. To the extent that these matters pertain to our discontinued operations, additional adjustments and expenses may be recorded through discontinued operations in future periods as further relevant information becomes available. Although the final resolution of any such matters could have a material effect on our consolidated operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, we believe that any resulting liability should not materially affect our consolidated financial position.

In Brazil, we were assessed $15.7 million, including penalties and interest, related to tax due on the sale of our outbound auto carriage business in 2001. On November 11, 2010, the Administrative Tax Court dismissed the assessment. The tax authority has filed a motion to review the decision and the matter therefore remains before the Administrative Tax Court. We believe it is more likely than not that our tax position will ultimately be sustained and no amounts have been reserved for this matter.

We are also a defendant in a number of lawsuits containing various class-action allegations of wage-and-hour violations and improper pay practice claims. The plaintiffs in these lawsuits allege, among other things, that they were not paid for certain hours worked, were not paid overtime or were not provided work breaks or other benefits. The complaints generally seek unspecified monetary damages, injunctive relief, or both. We cannot currently estimate a reasonably possible range of loss related to these lawsuits. Although the final resolution of any such matters could have a material effect on our consolidated operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, we believe that any resulting liability should not materially affect our consolidated financial position.

(W) RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued accounting guidance on the presentation of comprehensive income. Under this guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for us beginning in our March 31, 2012 10-Q. We are currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. Other than the change in presentation, this accounting guidance will not have an impact on our consolidated financial position, results of operations or cash flows.

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

Company Acquired	Business Segment	Date	Vehicles	Contractual Customers	Market
Hill Hire plc	FMS	June 8, 2011	13,700	400	U.K.
B.I.T. Leasing, Inc. (BIT) (1)	FMS	April 1, 2011	490	130	California
The Scully Companies (Scully)	FMS/DCC	January 28, 2011	2,100	200	Western U.S.
Carmenita Leasing, Inc.	FMS	January 10, 2011	190	60	California

(1)	This acquisition complements a 2010 acquisition whereby we acquired a portion of BIT’s full service lease and rental vehicles and contractual customers. Vehicles and contractual customers disclosed above represented the combination of both acquisitions.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

CONSOLIDATED RESULTS

	Three months ended September 30,		Nine months ended September 30,		Change 2011/2010
	2011	2010	2011	2010	Three Months	Nine Months
	(In thousands, except per share amounts)

Total revenue	$1,570,720	1,316,948	$4,509,440	3,823,009	19%	18%
Operating revenue (1)	1,256,489	1,071,611	3,577,565	3,096,300	17	16

Pre-tax earnings from continuing operations	87,655	61,998	206,275	136,697	41	51
Earnings from continuing operations	56,933	39,674	123,704	83,146	44	49
Net earnings	56,524	38,835	121,682	81,049	46	50

Earnings (loss) per common share — Diluted
Continuing operations	$1.10	0.76	$2.39	1.57	45%	52%
Net earnings	1.10	0.74	$2.35	1.53	49	54

Weighted-average shares outstanding — Diluted	50,753	51,535	50,922	52,166	(2)%	(2)%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our businesses and as a measure of sales activity. FMS fuel services revenue, which is directly impacted by fluctuations in market fuel prices, is excluded from the operating revenue computation as fuel is largely a pass-through to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. Subcontracted transportation is deducted from total revenue to arrive at operating revenue as subcontracted transportation is typically a pass-through to our customers. We realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Refer to the section titled “Non-GAAP Financial Measures” for a reconciliation of total revenue to operating revenue.

Revenue

Total revenue increased 19% in the third quarter of 2011 to $1.57 billion. Operating revenue (revenue excluding FMS fuel and all subcontracted transportation) increased 17% in the third quarter of 2011 to $1.26 billion. In the nine months ended September 30, 2011, total revenue increased 18% to $4.51 billion and operating revenue increased 16% to $3.58 billion. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	000000000	000000000	000000000	000000000
	Three months ended September 30, 2011		Nine months ended September 30, 2011
	Total	Operating	Total	Operating

Acquisitions	11%	12%	9%	10%
Organic including price and volume	3	4	4	5
FMS fuel	3	—	3	—
Subcontracted transportation	1	—	1	—
Foreign exchange	1	1	1	1

Total increase	19%	17%	18%	16%

See “Operating Results by Business Segment” for a further discussion of the revenue impact from acquisitions and organic growth.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

Pre-Tax Earnings from Continuing Operations (NBT)

NBT increased 41% in the third quarter of 2011 to $87.7 million. In the nine months ended September 30, 2011, NBT increased 51% to $206.3 million. The increase in NBT was primarily driven by improved commercial rental performance and used vehicle sales results. Acquisitions accounted for 27% and 22% of year-over-year NBT growth in the third quarter and first nine months of 2011, respectively. However, these increases were partially offset by higher incentive-based compensation costs as a result of improved company performance. In addition, the nine months ended September 30, 2011 included a $4.1 million negative impact from SCS automotive production cuts due to the Japan earthquake. See “Operating Results by Business Segment” for a further discussion of operating results. For the nine months ended September 30, 2011, NBT also included acquisition-related restructuring and other costs of $0.8 million and transaction costs of $2.2 million.

Earnings and Diluted Earnings Per Share (EPS) from Continuing Operations

Earnings from continuing operations increased 44% to $56.9 million in the third quarter of 2011. Earnings from continuing operations included an income tax benefit of $0.6 million, or $0.01 per diluted common share, associated with the deduction of acquisition-related transaction costs incurred in a prior year. Excluding this item, comparable earnings and EPS from continuing operations increased 42% to $56.4 million and 43% to $1.09 per diluted common share, respectively.

In the nine months ended September 30, 2011, earnings from continuing operations increased 49% to $123.7 million. Earnings from continuing operations included an income tax charge of $5.4 million, or $0.10 per diluted common share, due to a tax law change in Michigan. EPS from continuing operations also included the previously discussed tax benefit from acquisition-related transaction costs of $0.01 per diluted common share, acquisition-related transaction costs of $0.03 per diluted common share and a first quarter restructuring charge of $0.01 per diluted common share. Excluding these items, comparable earnings and EPS from continuing operations increased 57% to $130.5 million and 61% to $2.52 per diluted common share, respectively.

We believe that comparable earnings from continuing operations and comparable earnings per diluted common share from continuing operations measures provide useful information to investors because they exclude significant items that are unrelated to our ongoing business operations. See Note (S), “Other Items Impacting Comparability,” for information regarding items excluded from 2011 results.

Net Earnings and EPS

Net earnings increased 46% in the third quarter of 2011 to $56.5 million or $1.10 per diluted common share and increased 50% in the nine months ended September 30, 2011 to $121.7 million or $2.35 per diluted common share. Net earnings in the third quarter and in the first nine months of 2011 were negatively impacted by losses from discontinued operations of $0.4 million and $2.0 million, respectively. EPS growth in the third quarter and in the first nine months of 2011 exceeded the earnings growth reflecting the impact of share repurchase programs.

The changes in the individual expense components of net earnings are discussed in more detail below.

	Three months ended September 30,		Nine months ended September 30,		Change 2011/2010
	2011	2010	2011	2010	Three Months	Nine Months
	(Dollars in thousands)
Fuel expense	$272,158	208,832	$811,839	623,898	30%	30%
Maintenance and repairs expense	258,857	223,708	724,635	638,921	16	13
Other operating expense	227,703	191,955	655,133	550,784	19	19

Total operating expense	$758,718	624,495	$2,191,607	1,813,603	21%	21%

Percentage of total revenue	48%	47%	49%	47%

Total operating expense increased 21% in the third quarter and first nine months of 2011 to $758.7 million and $2.19 billion, respectively, as a result of higher fuel and maintenance and repairs expense. Fuel expense, which primarily impacts our FMS segment, increased in the third quarter and first nine months of 2011 as a result of higher fuel costs per gallon passed through to

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

customers. Maintenance and repairs expense, which includes the cost of parts, labor and outside repairs and principally impacts our FMS business segment, increased in the third quarter and first nine months of 2011 primarily due to the impact of an older lease fleet. Other operating expense primarily includes operating taxes and licensing costs, facilities, insurance, professional services and outside driver costs and typically fluctuates in line with revenue volumes. Other operating expense as a percentage of operating revenue was approximately 18% for all periods.

	Three months ended September 30,		Nine months ended September 30,		Change 2011/2010
	2011	2010	2011	2010	Three Months	Nine Months
	(Dollars in thousands)

Salaries and wages	$331,095	266,559	$958,219	785,697	24%	22%
Employee-related costs	52,837	48,147	161,475	143,962	10	12

Total salaries and employee-related costs	$383,932	314,706	$1,119,694	929,659	22%	20%

Percentage of revenue	24%	24%	25%	24%
Percentage of operating revenue	31%	29%	31%	30%

Salaries and employee-related costs increased 22% in the third quarter of 2011 to $383.9 million primarily due to an increase in salaries and wages. Salaries and wages increased 24% in the third quarter of 2011 of which 15% came from acquisitions, 6% came from higher incentive-based compensation as a result of improved company performance and 3% came from organic business growth. Employee-related costs increased 10% primarily due to higher savings plan costs from improved company performance and increased headcount.

Salaries and employee-related costs increased 20% in the nine months ended September 30, 2011 to $1.12 billion due to the same factors as those in the third quarter of 2011. The growth in salaries and wages of 22% included an increase of 14% from acquisitions, 4% from organic business growth and 4% from incentive-based compensation.

	Three months ended September 30,		Nine months ended September 30,		Change 2011/2010
	2011	2010	2011	2010	Three Months	Nine Months
	(Dollars in thousands)

Subcontracted transportation	$88,728	67,049	$255,003	191,972	32%	33%
Percentage of revenue	6%	5%	6%	5%

Subcontracted transportation expense which only impacts our SCS and DCC business segments, represents freight management costs on logistics contracts for which we purchase transportation from third parties. Subcontracted transportation expense is directly impacted by whether we are acting as an agent or principal in our transportation management contracts. To the extent that we are acting as a principal, revenue is reported on a gross basis and transportation costs to third parties are recorded as subcontracted transportation expense. To the extent we are acting as an agent, revenue is reported net of transportation costs to third parties. The impact to net earnings is the same whether we are acting as an agent or principal in the arrangement. Subcontracted transportation expense increased 32% in the third quarter and 33% in the first nine months of 2011 from the impact of recent acquisitions and higher overall freight volumes. The TLC and Scully acquisitions increased subcontracted transportation by 14% in the third quarter and 16% in the first nine months of 2011 compared to the same periods in the prior year.

	Three months ended September 30,		Nine months ended September 30,		Change 2011/2010
	2011	2010	2011	2010	Three Months	Nine Months
	(Dollars in thousands)

Depreciation expense	$224,466	209,929	$645,261	627,695	7%	3%
Gains on vehicle sales, net	$(18,270)	(6,904)	$(46,277)	(18,009)	165%	157%
Equipment rental	$14,468	16,463	$43,430	49,532	(12)%	(12)%

Depreciation expense relates primarily to FMS revenue earning equipment. Revenue earning equipment held for sale is recorded at the lower of fair value less costs to sell or carrying value. Losses to reflect changes in fair value are reflected within depreciation expense. Depreciation expense increased 7% in the third quarter of 2011 to $224.5 million. The increase was primarily driven by acquisitions which increased our average fleet size and added $14.6 million of depreciation. Additionally, depreciation expense was impacted by increasing average new vehicle investments. The growth in depreciation expense was partially offset by $3.2 million

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

of lower write-downs in the carrying value of vehicles held for sale and $2.8 million from changes in residual values of certain classes of our revenue earning equipment effective January 1, 2011 as well as lower accelerated depreciation.

Depreciation expense increased 3% in the nine months ended September 30, 2011 to $645.3 million driven by $26.2 million from acquisitions, foreign exchange movements of $6.7 million and higher average net vehicle investments. The increase was partially offset by $13.7 million of lower write-downs and $8.9 million from changes in residual values and accelerated depreciation. Refer to Note (I), “Revenue Earning Equipment,” in the Notes to Consolidated Condensed Financial Statements for further discussion.

Gains on vehicle sales, net increased 165% in the third quarter of 2011 to $18.3 million and increased 157% in the nine months ended September 30, 2011 to $46.3 million due to higher average pricing on vehicles sold of 26% and 36%, respectively.

Equipment rental consists primarily of rent expense for FMS revenue earning equipment under lease. Equipment rental decreased 12% in the third quarter and the first nine months of 2011 to $14.5 million and $43.4 million, respectively, due to a lower number of leased vehicles.

	Three months ended September 30,		Nine months ended September 30,		Change 2011/2010
	2011	2010	2011	2010	Three Months	Nine Months
	(Dollars in thousands)

Interest expense	$32,745	31,897	$100,138	96,385	3%	4%
Effective interest rate	4.1%	5.1%	4.5%	5.2%

Interest expense increased 3% in the third quarter of 2011 to $32.7 million and increased 4% in the nine months ended September 30, 2011 to $100.1 million reflecting higher average outstanding debt partially offset by a lower effective interest rate. The increase in average outstanding debt reflects funding for recent acquisitions and increased commercial rental capital spending. The lower effective interest rate in 2011 compared to 2010 reflects the replacement of higher interest rate debt with debt issuances at lower rates as well as an increased percentage of variable rate debt.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)

Miscellaneous income, net	$(1,722)	(2,685)	$(6,459)	(4,525)

Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income, gains from sales of operating property, foreign currency transaction gains and other non-operating items. Miscellaneous income, net decreased in the third quarter of 2011 primarily due to lower income on investment securities partially offset by insurance-related recoveries and gains on foreign currency transactions. Miscellaneous income, net improved in the nine months ended September 30, 2011 due to $1.9 million of gains recognized from sales of facilities and insurance-related recoveries, partially offset by lower income on investment securities.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)

Restructuring and other charges, net	$ —	—	$768	—

Refer to Note (G), “Restructuring and Other Charges,” for a discussion of the restructuring and other charges recognized during the nine months ended September 30, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

	Three months ended September 30,		Nine months ended September 30,		Change 2011/2010
	2011	2010	2011	2010	Three Months	Nine Months
	(Dollars in thousands)

Provision for income taxes	$30,722	22,324	$82,571	53,551	38%	54%
Effective tax rate from continuing operations	35.0%	36.0%	40.0%	39.2%

Our effective income tax rate from continuing operations for the third quarter of 2011 was 35.0% compared with 36.0% in the same period of the prior year. The decrease in our effective tax rate was mainly due to a higher proportionate amount of earnings in lower rate jurisdictions as well as tax benefits from acquisition-related transaction costs incurred in 2010.

Our effective income tax rate from continuing operations for the nine months ended September 30, 2011 was 40.0% compared with 39.2% in the same period of the prior year. Our provision for income taxes and effective income tax rate were negatively impacted by tax law changes in the States of Michigan (second quarter) and Illinois (first quarter). The increase in our effective tax rate was partially offset by a higher proportionate amount of earnings in lower rate jurisdictions and lower contingent tax accruals.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)

Loss from discontinued operations, net of tax	$ (409)	(839)	$ (2,022)	(2,097)

Refer to Note (D), “Discontinued Operations,” in the Notes to Consolidated Condensed Financial Statements for a discussion of losses from discontinued operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended September 30,		Nine months ended September 30,		Change 2011/2010
	2011	2010	2011	2010	Three Months	Nine Months
	(Dollars in thousands)
Revenue:
Fleet Management Solutions	$1,099,049	948,939	$3,143,675	2,764,093	16%	14%
Supply Chain Solutions	406,078	322,871	1,196,694	927,157	26	29
Dedicated Contract Carriage	158,926	121,392	444,047	360,758	31	23
Eliminations	(93,333)	(76,254)	(274,976)	(228,999)	(22)	(20)

Total	$1,570,720	1,316,948	$4,509,440	3,823,009	19%	18%

Operating Revenue:
Fleet Management Solutions	$824,651	733,870	$2,322,544	2,120,278	12%	10%
Supply Chain Solutions	326,817	258,542	966,238	746,653	26	29
Dedicated Contract Carriage	149,463	118,672	419,503	349,290	26	20
Eliminations	(44,442)	(39,473)	(130,720)	(119,921)	(13)	(9)

Total	$1,256,489	1,071,611	$3,577,565	3,096,300	17%	16%

NBT:
Fleet Management Solutions	$74,156	54,766	$180,222	122,687	35%	47%
Supply Chain Solutions	22,398	15,199	51,693	34,784	47	49
Dedicated Contract Carriage	8,358	8,619	25,517	24,437	(3)	4
Eliminations	(5,665)	(4,629)	(17,098)	(14,505)	(22)	(18)

	99,247	73,955	240,334	167,403	34	44
Unallocated Central Support Services	(11,592)	(11,957)	(31,564)	(30,706)	3	(3)
Restructuring and other charges, net and other items	—	—	(2,495)	—	NM	NM

Pre-tax earnings from continuing operations	$87,655	61,998	$206,275	136,697	41%	51%

As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Net Before Taxes” (NBT) from continuing operations, which includes an allocation of Central Support Services (CSS), and excludes restructuring and other charges, net, described in Note (G), “Restructuring and Other Charges” and the items discussed in Note (S), “Other Items Impacting Comparability,” in the Notes to Consolidated Condensed Financial Statements. CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal and corporate communications. The objective of the NBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included within the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

The following table provides a reconciliation of items excluded from our segment NBT measure to their classification within our Consolidated Condensed Statements of Earnings:

	00000000	00000000	00000000	00000000	00000000
	Consolidated Condensed Statements of Earnings Line Item	Three months ended September 30,		Nine months ended September 30,
Description		2011	2010	2011	2010
		(In thousands)
Restructuring and other charges, net	Restructuring (1)	$—	—	$(768)	—
Acquisition-related transaction costs (2)	Operating expense	—	—	(1,727)	—

		$—	—	$(2,495)	—

(1)	Restructuring refers to “Restructuring and Other Charges, net” on our Consolidated Condensed Statements of Earnings.

(2)	See Note (S), “Other Items Impacting Comparability,” for additional information.

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

	Three months ended September 30,		Nine months ended September 30,		Change 2011/2010
	2011	2010	2011	2010	Three Months	Nine Months
	(Dollars in thousands)
Equipment contribution:
Supply Chain Solutions	$1,725	1,973	$5,518	6,228	(13)%	(11)%
Dedicated Contract Carriage	3,940	2,656	11,580	8,277	48	40

Total	$5,665	4,629	$17,098	14,505	22%	18%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

Fleet Management Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2011/2010
	2011	2010	2011	2010	Three Months	Nine Months
	(Dollars in thousands)

Full service lease	$509,852	487,488	$1,487,882	1,449,365	5%	3%
Contract maintenance	39,117	40,098	116,384	119,757	(2)	(3)

Contractual revenue	548,969	527,586	1,604,266	1,569,122	4	2
Contract-related maintenance	51,633	41,176	143,658	121,247	25	18
Commercial rental	206,531	147,899	522,229	379,544	40	38
Other	17,518	17,209	52,391	50,365	2	4

Operating revenue (1)	824,651	733,870	2,322,544	2,120,278	12	10
Fuel services revenue	274,398	215,069	821,131	643,815	28	28

Total revenue	$1,099,049	948,939	$3,143,675	2,764,093	16%	14%

Segment NBT	$74,156	54,766	$180,222	122,687	35%	47%

Segment NBT as a % of total revenue	6.7%	5.8%	5.7%	4.4%	90 bps	130 bps

Segment NBT as a % of operating revenue (1)	9.0%	7.5%	7.8%	5.8%	150 bps	200 bps

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our FMS business segment and as a measure of sales activity. Fuel services revenue, which is directly impacted by fluctuations in market fuel prices, is excluded from our operating revenue computation as fuel is largely a pass-through to customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs.

Total revenue increased 16% in the third quarter of 2011 to $1.10 billion. Operating revenue (revenue excluding fuel) increased 12% in the third quarter of 2011 to $824.7 million. In the nine months ended September 30, 2011, total revenue increased 14% to $3.14 billion and operating revenue increased 10% to $2.32 billion. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	000000000	000000000	000000000	000000000
	Three months ended September 30, 2011		Nine months ended September 30, 2011
	Total	Operating	Total	Operating
Acquisitions	6%	7%	3%	4%
Organic including price and volume	3	4	4	5
FMS fuel	6	—	6	—
Foreign exchange	1	1	1	1

Total increase	16%	12%	14%	10%

Fuel services revenue increased 28% in the third quarter and first nine months of 2011 due to higher prices passed through to customers. Full service lease revenue increased 5% in the third quarter of 2011 and 3% in the nine months ended September 30, 2011 reflecting the impact of recent acquisitions. We expect favorable full service lease comparisons to continue through the end of the year primarily due to recent acquisitions. Commercial rental revenue increased 40% in the third quarter of 2011 and 38% in the nine months ended September 30, 2011 reflecting improved global market demand and higher pricing. We expect favorable commercial rental revenue comparisons to continue through the end of the year driven by higher demand and higher pricing on a larger fleet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

The following table provides commercial rental statistics on our global fleet:

	Three months ended September 30,		Nine months ended September 30,		Change 2011/2010
	2011	2010	2011	2010	Three Months	Nine Months
	(Dollars in thousands)

Rental revenue from non-lease customers	$121,991	95,479	$318,201	238,594	28%	33%

Rental revenue from lease customers (1)	$84,540	52,420	$204,028	140,950	61%	45%

Average commercial rental power fleet size — in service (2), (3)	30,800	25,100	31,100	23,500	23%	32%

Commercial rental utilization — power fleet	79.3%	79.2%	77.1%	75.5%	10 bps	160 bps

(1)	Represents revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.

(2)	Number of units rounded to nearest hundred and calculated using quarterly average unit counts.

(3)	Fleet size excluding trailers.

FMS NBT increased 35% in the third quarter of 2011 to $74.2 million primarily due to significantly better commercial rental performance, improved used vehicle sales results and the impact of acquisitions. The increase in NBT was partially offset by higher compensation-related expenses as well as higher maintenance costs on an older fleet. Commercial rental performance improved 62% as a result of increased market demand and higher pricing on a 30% larger average fleet. The increase in the average fleet reflects organic growth of 12% and an acquisition-related impact of 18%. Used vehicle sales results improved by $14.6 million primarily due to higher pricing. The improvements in our commercial rental and used vehicle sales activities allowed us to better leverage our fixed costs. Acquisitions increased FMS NBT by 21%.

FMS NBT increased 47% in the nine months ended September 30, 2011 to $180.2 million reflecting the same trends as those that impacted the third quarter of 2011. Commercial rental performance improved 71%. Used vehicle sales results improved by $42.0 million. Acquisitions increased NBT by 14%. FMS NBT also benefited from a gain of $2.4 million on the sale of a facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):

				Change
	September 30, 2011	December 31, 2010	September 30, 2010	Sep. 2011/ Dec. 2010	Sep. 2011/ Sep. 2010
End of period vehicle count

By type:
Trucks (1)	67,600	63,000	63,700	7%	6%
Tractors (2)	54,400	49,600	50,300	10	8
Trailers (3), (4)	43,200	33,000	33,300	31	30
Other	2,500	3,100	2,900	(19)	(14)

Total	167,700	148,700	150,200	13%	12%

By ownership:
Owned	164,300	145,000	145,500	13%	13%
Leased	3,400	3,700	4,700	(8)	(28)

Total	167,700	148,700	150,200	13%	12%

By product line:
Full service lease (4)	119,600	111,100	111,800	8%	7%
Commercial rental (4)	40,100	29,700	30,900	35	30
Service vehicles and other	2,900	2,700	2,800	7	4

Active units	162,600	143,500	145,500	13	12
Held for sale (4)	5,100	5,200	4,700	(2)	9

Total	167,700	148,700	150,200	13%	12%

Customer vehicles under contract maintenance	35,300	33,400	33,600	6%	5%

Quarterly average vehicle count

By product line:
Full service lease	119,700	111,200	111,900	8%	7%
Commercial rental	40,400	30,400	31,100	33	30
Service vehicles and other	2,900	2,800	1,900	4	53

Active units	163,000	144,400	144,900	13	12
Held for sale	4,900	4,900	5,100	—	(4)

Total	167,900	149,300	150,000	12	12

Customer vehicles under contract maintenance	34,900	33,400	33,700	4%	4%

Year-to-date average vehicle count

By product line:
Full service lease	114,800	112,500	112,900	2%	2%
Commercial rental	35,600	29,800	29,600	19	20
Service vehicles and other	2,900	2,600	2,600	12	12

Active units	153,300	144,900	145,100	6	6
Held for sale	5,000	5,800	6,100	(14)	(18)

Total	158,300	150,700	151,200	5	5

Customer vehicles under contract maintenance	33,800	33,700	33,800	—%	—%

(1)	Generally comprised of Class 1 through Class 6 type vehicles with a Gross Vehicle Weight (GVW) up to 26,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Classes 7 and 8 type vehicles with a GVW of over 26,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.

(4)	Includes 9,500 trailers (6,100 full service lease and 3,400 commercial rental) acquired as part of the Hill Hire acquisition.

NOTE: Amounts were computed using a 6-point average based on monthly information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

The following table provides a breakdown of our non-revenue earning equipment included in our global fleet count (number of units rounded to nearest hundred):

				Change
	September 30, 2011	December 31, 2010	September 30, 2010	Sep. 2011/ Dec. 2010	Sep. 2011/ Sep. 2010
Not yet earning revenue (NYE)	1,500	800	1,000	88%	50%
No longer earning revenue (NLE):
Units held for sale	5,100	5,200	4,700	(2)	9
Other NLE units	2,500	2,000	2,200	25	14

Total	9,100	8,000	7,900	14%	15%

NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. For 2011, NYE units increased reflecting new lease sales. We expect NYE levels to continue at the current level based on lease sales activity. NLE units represent vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. For 2011, NLE units increased compared to year-end due to an increase in lease replacement activity. We expect NLE levels to continue at the current level as lease replacement activity continues.

Supply Chain Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2011/2010
	2011	2010	2011	2010	Three Months	Nine Months
	(Dollars in thousands)
Operating revenue:
Automotive	$115,377	114,744	$345,855	334,438	1%	3%
High-Tech	59,241	57,236	176,768	161,806	4	9
Retail & CPG	109,586	45,734	317,347	131,716	140	141
Industrial and other	42,613	40,828	126,268	118,693	4	6

Total operating revenue (1)	326,817	258,542	966,238	746,653	26	29
Subcontracted transportation	79,261	64,329	230,456	180,504	23	28

Total revenue	$406,078	322,871	$1,196,694	927,157	26%	29%

Segment NBT	$22,398	15,199	$51,693	34,784	47%	49%

Segment NBT as a % of total revenue	5.5%	4.7%	4.3%	3.8%	80 bps	50 bps

Segment NBT as a % of operating revenue (1)	6.9%	5.9%	5.3%	4.7%	100 bps	60 bps

Memo: Fuel costs (2)	$21,516	19,357	$70,166	57,762	11%	21%

(1)	In SCS transportation management arrangements, we may act as a principal or as an agent in purchasing transportation on behalf of our customer. We record revenue on a gross basis when acting as principal and we record revenue on a net basis when acting as an agent. As a result, total revenue may fluctuate depending on our role in subcontracted transportation arrangements yet our profitability remains unchanged as we typically realize minimal profitability from subcontracting transportation. We deduct subcontracted transportation expense from total revenue to arrive at operating revenue. We use operating revenue and NBT as a percent of operating revenue, non-GAAP financial measures, to evaluate the operating performance of our SCS business segment and as a measure of sales activity and profitability.

(2)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

Total revenue increased 26% in the third quarter of 2011 to $406.1 million. Operating revenue (revenue excluding subcontracted transportation) increased 26% in the third quarter of 2011 to $326.8 million. For the nine months ended September 30, 2011, total revenue increased 29% to $1.20 billion and operating revenue increased 29% to $966.2 million. We expect favorable revenue comparisons to continue through the end of the year due to the impact of the TLC acquisition, higher overall freight volumes and new business. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended September 30, 2011		Nine months ended September 30, 2011
	Total	Operating	Total	Operating

TLC acquisition	20%	23%	21%	23%
Subcontracted transportation	3	—	3	—
Organic including price and volume	1	1	2	3
Fuel cost pass-throughs	1	1	1	1
Foreign exchange	1	1	2	2

Total increase	26%	26%	29%	29%

SCS NBT increased 47% in the third quarter of 2011 to $22.4 million and 49% in the nine months ended September 30, 2011 to $51.7 million. The TLC acquisition increased SCS NBT by 37% during the third quarter of 2011 and 33% during the first nine months of 2011. SCS NBT also benefited from higher freight volumes as well as new business, partially offset by increased compensation-related expenses. The third quarter of 2011 also benefitted from favorable insurance development and gains related to foreign exchange and the sale of a facility.

Dedicated Contract Carriage

	Three months ended September 30,		Nine months ended September 30,		Change 2011/2010
	2011	2010	2011	2010	Three Months	Nine Months
	(Dollars in thousands)

Operating revenue (1)	$149,463	118,672	$419,503	349,290	26%	20%
Subcontracted transportation	9,463	2,720	24,544	11,468	248	114

Total revenue	$158,926	121,392	$444,047	360,758	31%	23%

Segment NBT	$8,358	8,619	$25,517	24,437	(3)%	4%

Segment NBT as a % of total revenue	5.3%	7.1%	5.7%	6.8%	(180) bps	(110) bps

Segment NBT as a % of operating revenue (1)	5.6%	7.3%	6.1%	7.0%	(170) bps	(90) bps

Memo: Fuel costs (2)	$33,367	21,058	$93,587	61,630	58%	52%

(1)	In DCC transportation management arrangements we may act as a principal or as an agent in purchasing transportation on behalf of our customer. We record revenue on a gross basis when acting as principal and we record revenue on a net basis when acting as an agent. As a result, total revenue may fluctuate depending on our role in subcontracted transportation arrangements yet our profitability remains unchanged as we typically realize minimal profitability from subcontracting transportation. We deduct subcontracted transportation expense from total revenue to arrive at operating revenue. We use operating revenue and NBT as a percent of operating revenue, non-GAAP financial measures, to evaluate the operating performance of our DCC business segment and as a measure of sales activity and profitability.

(2)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.

Total revenue increased 31% in the third quarter of 2011 to $158.9 million. Operating revenue (revenue excluding subcontracted transportation) increased 26% in the third quarter of 2011 to $149.5 million. For the nine months ended September 30, 2011, total revenue increased 23% to $444.0 million and operating revenue increased 20% to $419.5 million. We expect favorable revenue comparisons to continue through the end of the year due to the impact of the Scully acquisition. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

	Three months ended September 30, 2011		Nine months ended September 30, 2011
	Total	Operating	Total	Operating

Scully acquisition	21%	17%	17%	14%
Fuel cost pass-throughs	6	6	5	6
Subcontracted transportation	2	—	—	—
Organic including price and volume	2	3	1	—

Total increase	31%	26%	23%	20%

DCC NBT decreased 3% in the third quarter of 2011 to $8.4 million reflecting higher compensation-related expense and legal claims partially offset by better operating performance. DCC NBT increased 4% in the first nine months of 2011 to $25.5 million reflecting the impact of the Scully acquisition partially offset by higher compensation costs.

Central Support Services

	Three months ended September 30,		Nine months ended September 30,		Change 2011/2010
	2011	2010	2011	2010	Three Months	Nine Months
	(Dollars in thousands)

Human resources	$4,656	3,839	$13,690	11,351	21%	21%
Finance	12,817	13,622	37,221	38,198	(6)	(3)
Corporate services and public affairs	3,284	3,317	9,893	10,199	(1)	(3)
Information technology	15,430	14,289	45,850	42,078	8	9
Health and safety	1,843	1,688	5,659	5,364	9	5
Other	16,565	10,952	39,566	28,518	51	39

Total CSS	54,595	47,707	151,879	135,708	14	12
Allocation of CSS to business segments	(43,003)	(35,750)	(120,315)	(105,002)	(20)	(15)

Unallocated CSS	$11,592	11,957	$31,564	30,706	(3)%	3%

Total CSS costs increased 14% in the third quarter of 2011 to $54.6 million and increased 12% in the first nine months of 2011 to $151.9 million primarily due to higher compensation-related expenses and investments in information technology. Unallocated CSS costs decreased 3% in the third quarter of 2011 due to lower professional services. Unallocated CSS costs increased 3% in the nine months ended September 30, 2011 due to higher compensation-related expenses.

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows

The following is a summary of our cash flows from operating, financing and investing activities from continuing operations:

	Nine months ended September 30,
	2011	2010
	(In thousands)
Net cash provided by (used in):
Operating activities	$782,303	804,162
Financing activities	372,138	(96,008)
Investing activities	(1,254,438)	(664,397)
Effect of exchange rate changes on cash	3,848	6

Net change in cash and cash equivalents	$(96,149)	43,763

A detail of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

Cash provided by operating activities from continuing operations decreased to $782.3 million in the nine months ended September 30, 2011 compared with $804.2 million in 2010 because of an increase in working capital needs. Cash provided by financing activities increased to $372.1 million compared with cash used in financing activities of $96.0 million in 2010 due to higher borrowing needs to fund acquisitions and capital spending. Cash used in investing activities increased to $1.25 billion compared with $664.4 million in 2010 due to acquisition-related payments and higher vehicle spending.

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

The following table shows the sources of our free cash flow computation:

	Nine months ended September 30,
	2011	2010
	(In thousands)

Net cash provided by operating activities from continuing operations	$782,303	804,162
Sales of revenue earning equipment	216,055	159,012
Sales of operating property and equipment	7,869	2,821
Collections on direct finance leases	46,136	45,941
Other, net	—	1,950

Total cash generated	1,052,363	1,013,886
Purchases of property and revenue earning equipment	(1,165,135)	(860,902)

Free cash flow	$(112,772)	152,984

Free cash flow decreased $265.8 million to negative $112.8 million in the nine months ended September 30, 2011 primarily due to higher vehicle spending. We anticipate full-year 2011 free cash flow to be consistent with our previous forecast of negative $215 million.

The following table provides a summary of capital expenditures:

	Nine months ended September 30,
	2011	2010
	(In thousands)
Revenue earning equipment: (1)
Full service lease	$614,227	487,703
Commercial rental	579,511	357,510

	1,193,738	845,213
Operating property and equipment	55,334	49,497

Total capital expenditures	1,249,072	894,710
Changes in accounts payable related to purchases of revenue earning equipment	(83,937)	(33,808)

Cash paid for purchases of property and revenue earning equipment	$1,165,135	860,902

(1)	Capital expenditures exclude non-cash additions of approximately $1.2 million and $0.1 million during the nine months ended September 30, 2011 and 2010, respectively, in assets held under capital leases resulting from the extension of existing operating leases and other additions.

Capital expenditures (accrual basis) increased 40% in the nine months ended September 30, 2011 to $1.25 billion because of increased commercial rental spending to refresh and grow the rental fleet and higher full service lease vehicle spending for new business and replacement of customer fleets. We anticipate full-year 2011 accrual basis capital expenditures to be consistent with our previous forecast of $1.75 billion.

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

Our debt ratings at September 30, 2011 were as follows:

	Short-term	Long-term	Outlook
Moody’s Investors Service	P2	Baa1	Stable (affirmed February 2011)
Standard & Poor’s Ratings Services	A2	BBB+	Stable (affirmed August 2011)
Fitch Ratings	F2	A –	Stable (affirmed March 2011)

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

In June 2011, we executed a new $900 million global revolving credit facility with a syndicate of twelve lending institutions led by Bank of America N.A., Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas, Mizuho Corporate Bank, Ltd., Royal Bank of Canada, Royal Bank of Scotland Plc, U.S. Bank National Association and Wells Fargo Bank, N.A. This replaced an $875 million credit facility which was scheduled to mature in April 2012. The new global credit facility matures in June 2016 and is used primarily to finance working capital and provide support for the issuance of unsecured commercial paper in the U.S. and Canada. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at September 30, 2011). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The agreement provides for annual facility fees, which range from 10.0 basis points to 32.5 basis points, and are based on Ryder’s long-term credit ratings. The current annual facility fee is 15.0 basis points, which applies to the total facility size of $900 million. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated tangible net worth, of less than or equal to 300%. Tangible net worth, as defined in the credit facility, includes 50% of our deferred federal income tax liability and excludes the book value of our intangibles. The ratio at September 30, 2011 was 214%. At September 30, 2011, $631.1 million was available under the credit facility, net of the support for commercial paper borrowings.

Our global revolving credit facility permits us to refinance short-term commercial paper obligations on a long-term basis. Settlement of short-term commercial paper obligations not expected to require the use of working capital are classified as long-term as we have both the intent and ability to refinance on a long-term basis.

In May 2011, we issued $350 million of unsecured medium-term notes maturing in June 2017. In connection with the issuance of the medium term notes, we entered into three interest rate swaps with an aggregate notional amount of $150 million maturing in June 2017. The swaps were designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. Refer to Note (O),”Derivatives” for additional information.

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

We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program are limited to $175 million. If no event occurs which causes early termination, the 364-day program will expire on October 28, 2011. We are currently in the process of renewing the program through October 2012. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectability of the collateralized receivables. At September 30, 2011 and December 31, 2010, no amounts were outstanding under the program. Sales of receivables under this program will be accounted for as secured borrowings based on our continuing involvement in the transferred assets.

Historically, we have established asset-backed securitization programs whereby we have sold beneficial interests in certain long-term vehicle leases and related vehicle residuals to a bankruptcy-remote special purpose entity that in turn transfers the beneficial interest to a special purpose securitization trust in exchange for cash. The securitization trust funds the cash requirement with the issuance of asset-backed securities, secured or otherwise collateralized by the beneficial interest in the long-term vehicle leases and the residual value of the vehicles. The securitization provides us with further liquidity and access to additional capital markets based on market conditions. On June 18, 2008, Ryder Funding II LP, a special purpose bankruptcy-remote subsidiary wholly-owned by Ryder, filed a registration statement on Form S-3 with the SEC for the registration of $600 million in asset-backed notes. The registration statement became effective on November 6, 2008.

At September 30, 2011 we had the following amounts available to fund operations under the aforementioned facilities:

(In millions)
Global revolving credit facility	$631
Trade receivables program	$175

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

The following table shows the movements in our debt balance:

	Nine months ended September 30,
	2011	2010
	(In thousands)

Debt balance at January 1	$2,747,002	2,497,691

Cash-related changes in debt:
Net change in commercial paper borrowings	(101,964)	(48,000)
Proceeds from issuance of medium-term notes	699,244	300,000
Proceeds from issuance of other debt instruments	267,155	14,511
Retirement of medium-term notes	(375,000)	(175,000)
Other debt repaid, including capital lease obligations	(42,955)	(64,560)
Net change from discontinued operations	(143)	(2,941)

	446,337	24,010
Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	9,263	5,938
Addition of capital lease obligations	1,187	106
Changes in foreign currency exchange rates and other non-cash items	(5,195)	2,040

Total changes in debt	451,592	32,094

Debt balance at September 30	$3,198,594	2,529,785

In accordance with our funding philosophy, we attempt to balance the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25% to 45% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total obligations (including notional value of swap agreements) was 38% and 28% at September 30, 2011 and December 31, 2010, respectively.

Ryder’s leverage ratios and a reconciliation of on-balance sheet debt to total obligations were as follows:

	September 30, 2011	% to Equity	December 31, 2010	% to Equity
	(Dollars in thousands)

On-balance sheet debt	$3,198,594	220%	2,747,002	196%
Off-balance sheet debt—PV of minimum lease payments and guaranteed residual values under operating leases for vehicles (1)	64,474		99,797

Total obligations	$3,263,068	225%	2,846,799	203%

(1)	Present value (PV) does not reflect payments Ryder would be required to make if we terminated the related leases prior to the scheduled expiration dates.

On-balance sheet debt to equity consists of balance sheet debt divided by total equity. Total obligations to equity represents balance sheet debt plus the present value of minimum lease payments and guaranteed residual values under operating leases for vehicles, discounted based on our incremental borrowing rate at lease inception, all divided by total equity. Although total obligations is a non-GAAP financial measure, we believe that total obligations is useful as it provides a more complete analysis of our existing financial obligations and helps better assess our overall leverage position. Our leverage ratios increased in 2011 due to acquisitions and increased investment in vehicles.

Off-Balance Sheet Arrangements

We periodically enter into sale-leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions. In general, these sale-leaseback transactions results in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

increased equipment rental expense. These leases contain limited guarantees by us of the residual values of the leased vehicles (residual value guarantees) that are conditioned upon disposal of the leased vehicles prior to the end of their lease term. The amount of future payments for residual value guarantees will depend on the market for used vehicles and the condition of the vehicles at time of disposal. We did not enter into any sale-leaseback transactions during the nine months ended September 30, 2011 or 2010.

Pension Information

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. In 2011, we expect to contribute approximately $15.8 million to our pension plans. During the nine months ended September 30, 2011, we contributed $12.4 million to our pension plans. Changes in interest rates and the market value of the securities held by the plans during 2011 could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in 2012 and beyond. See Note (R), “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.

Share Repurchases and Cash Dividends

See Note (P), “Share Repurchase Programs,” in the Notes to Consolidated Condensed Financial Statements for a discussion of share repurchases.

In October 2011, our Board of Directors declared a quarterly cash dividend of $0.29 per share of common stock.

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

The following table provides a numerical reconciliation of total revenue to operating revenue which was not provided within the MD&A discussion:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)

Total revenue	$1,570,720	1,316,948	$4,509,440	3,823,009
FMS fuel services and SCS/DCC subcontracted transportation (1)	(363,122)	(282,118)	(1,076,131)	(835,787)
Fuel eliminations	48,891	36,781	144,256	109,078

Operating revenue	$1,256,489	1,071,611	$3,577,565	3,096,300

(1)	Includes intercompany fuel sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

FORWARD-LOOKING STATEMENTS

Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:

•

our expectations as to anticipated revenue and earnings in each business segment, as well as future economic conditions and market demand with respect to higher overall freight volume, continued improvement in contractual lease demand, favorable commercial rental, SCS and DCC demand, increased revenue from recent acquisitions and new business;

•	our expectations regarding commercial rental pricing trends and fleet utilization;

•	our expectations of the long-term residual values of revenue earning equipment;

•	our ability to sell certain revenue earning vehicles throughout the year;

•	the anticipated levels of NYE and NLE vehicles in inventory through the end of the year;

•	our expectations of free cash flow, operating cash flow, total cash generated and capital expenditures for the remainder of 2011;

•	our expectations regarding future payments of contingent consideration with respect to recent acquisitions;

•

the adequacy of our accounting estimates and reserves for pension expense, employee benefit plan obligations, depreciation and residual value guarantees, self-insurance reserves, goodwill impairment, accounting changes and income taxes;

•	the adequacy of our fair value estimates of employee incentive awards under our share-based compensation plans;

•	the adequacy of our fair value estimates of total debt;

•	our beliefs regarding the default risk of our direct financing lease receivables

•	our ability to fund all of our operations for the foreseeable future through internally generated funds and outside funding sources;

•	the anticipated impact of foreign exchange rate movements;

•	the anticipated impact of fuel price fluctuations;

•	our expectations as to return on pension plan assets, future pension expense and estimated contributions;

•	our expectations regarding the completion and ultimate resolution of tax audits;

•	our expectations regarding the scope, anticipated outcomes and the adequacy of our loss provisions with respect to certain claims, proceedings and lawsuits;

•	the anticipated deferral of tax gains on disposal of eligible revenue earning equipment pursuant to our vehicle like-kind exchange program;

•	our expectations regarding the impact of recently adopted or implemented accounting pronouncements;

•	our ability to access short-term and long-term unsecured debt in the capital markets;

•	our expectations regarding the future use and availability of funding sources; and

•	the appropriateness of our short-term and long-term target leverage ranges and our expectations regarding meeting those ranges.

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

¡

Changes in general economic and financial conditions in the U.S. and worldwide leading to decreased demand for our services, lower profit margins, increased levels of bad debt and reduced access to credit

¡	Decrease in freight demand or setbacks in the recent recovery of the freight recession which would impact both our transactions and variable-based contractual business

¡	Changes in our customers’ operations, financial condition or business environment that may limit their need for, or ability to purchase, our services

¡	Changes in market conditions affecting the commercial rental market or the sale of used vehicles

¡	Volatility in automotive and high-tech volumes and shifting customer demand in the automotive and high-tech industries

¡	Less than anticipated growth rates in the markets in which we operate

¡	Changes in current financial, tax or regulatory requirements that could negatively impact the leasing market

•	Competition:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — (Continued)

¡	Advances in technology may require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments

¡	Competition from other service providers, some of which have greater capital resources or lower capital costs

¡	Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources

¡	Our inability to maintain current pricing levels due to economic conditions, demand for services, customer acceptance or competition

•	Profitability:

¡	Our inability to obtain adequate profit margins for our services

¡	Lower than expected sales volumes or customer retention levels

¡	Our inability to integrate acquisitions as projected, achieve planned synergies, anticipate costs and liabilities or retain customers of companies we acquire

¡	Lower full service lease sales activity

¡	Loss of key customers in our SCS and DCC business segments

¡	Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis

¡	The inability of our business segments to create operating efficiencies

¡	The inability of our legacy information technology systems to provide timely access to data

¡	The inability of our data security measures to prevent a data privacy breach

¡	Sudden changes in fuel prices and fuel shortages

¡	Higher prices for vehicles, diesel engines and fuel as a result of exhaust emissions standards enacted over the last few years

¡	Our inability to successfully implement our asset management initiatives

¡	Our key assumptions and pricing structure of our SCS contracts prove to be invalid

¡	Increased unionizing, labor strikes, work stoppages and driver shortages

¡	Difficulties in attracting and retaining drivers due to driver shortages, which may result in higher costs to procure drivers and higher turnover rates affecting our customers

¡	Our inability to manage our cost structure

¡	Our inability to limit our exposure for customer claims

¡	Unfavorable or unanticipated outcomes in legal proceedings

•	Financing Concerns:

¡	Higher borrowing costs and possible decreases in available funding sources caused by an adverse change in our debt ratings

¡	Unanticipated interest rate and currency exchange rate fluctuations

¡	Negative funding status of our pension plans caused by lower than expected returns on invested assets and unanticipated changes in interest rates

¡	Withdrawal liability as a result of our participation in multi-employer plans

¡	Instability in U.S. and worldwide credit markets, resulting in higher borrowing costs and/or reduced access to credit

•	Accounting Matters:

¡	Impact of unusual items resulting from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and our organizational structure

¡	Reductions in residual values or useful lives of revenue earning equipment

¡	Increases in compensation levels, retirement rate and mortality resulting in higher pension expense; regulatory changes affecting pension estimates, accruals and expenses

¡	Increases in healthcare costs resulting in higher insurance costs

¡	Changes in accounting rules, assumptions and accruals

¡	Impact of actual insurance claim and settlement activity compared to historical loss development factors used to project future development

•	Other risks detailed from time to time in our SEC filings

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the third quarter of 2011, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the third quarter of 2011, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls over Financial Reporting

During the three months ended September 30, 2011, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended September 30, 2011:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program(2)
July 1 through July 31, 2011	35,516	$55.52	30,000	588,344
August 1 through August 31, 2011	181,051	45.50	172,971	415,373
September 1 through September 30, 2011	2,330	40.14	—	415,373

Total	218,897	$47.07	202,971

(1)	During the three months ended September 30, 2011, we purchased an aggregate of 15,926 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

(2)	In December 2009, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and stock purchase plans. Under the December 2009 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under our various employee stock, stock option and stock purchase plans from December 1, 2009 through December 15, 2011. The December 2009 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management established a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2009 program, which allowed for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended September 30, 2011 we repurchased and retired 202,971 shares under this program at an aggregate cost of $9.5 million.

ITEM 6. EXHIBITS

31.1	Certification of Gregory T. Swienton pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Art A. Garcia pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Gregory T. Swienton and Art A. Garcia pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC.
(Registrant)

Date: October 25, 2011	By:	/s/ Art A. Garcia
Art A. Garcia
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: October 25, 2011	By:	/s/ Cristina A. Gallo-Aquino
Cristina A. Gallo-Aquino
Vice President and Controller (Principal Accounting Officer)