Form 10-K
period 2011-12-31
RYDER SYSTEM INC
filed 2012-02-16
CIK 85961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☑   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☑   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐   NO ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold at June 30, 2011 was $2,840,465,755. The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at January 31, 2012 was 51,169,546.

Documents Incorporated by Reference into this Report	Part of Form 10-K into which Document is Incorporated
Ryder System, Inc. 2012 Proxy Statement	Part III

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

INDUSTRY AND OPERATIONS

Fleet Management Solutions

Value Proposition

Through our FMS business, we provide our customers with one-stop simplicity by offering flexible fleet solutions that are designed to improve their competitive position and allow them to focus on their core business and lower their costs. Our FMS product offering is comprised primarily of contractual-based full service leasing and contract maintenance services. We also offer transactional fleet solutions including maintenance services and commercial truck rental and value-added fleet support services such as insurance, vehicle administration and fuel services. In addition, we provide our customers with access to a large selection of used trucks, tractors and trailers through our used vehicle sales program.

Market Trends

Over the last several years, many key trends have been reshaping the transportation industry, particularly the U.S. fleet market which is estimated to include approximately 7.4 million vehicles(1). The maintenance and operation of commercial vehicles has become more complicated and expensive requiring companies to spend a significant amount of time and money to keep up with new technology, diagnostics, retooling and training. Because of increased demand for efficiency and reliability, companies that own and manage their own fleet of vehicles have put greater emphasis on the quality of their preventive maintenance and safety programs. More recently, fluctuating energy prices have made it difficult for businesses to predict and manage fleet costs and the tightened credit market has limited some businesses’ access to capital.

Operations

For the year ended December 31, 2011, our global FMS business accounted for 64% of our consolidated revenue.

U.S.    Our FMS customers in the U.S. range from small businesses to large national enterprises operating in a wide variety of industries. At December 31, 2011, we had 539 operating locations excluding ancillary storage locations in 49 states and Puerto Rico. A location typically consists of a maintenance facility or “shop,” offices for sales and other personnel, and in many cases, a commercial rental vehicle counter. Our maintenance facilities typically include a service island for fueling, safety inspections and preliminary maintenance checks as well as a shop for preventive maintenance and repairs. We also operated 167 locations on-site at customer properties, which primarily provide vehicle maintenance.

(1)	US Fleet as of June 2011, Class 3-8, Source: RL Polk

Canada.    We have been operating in Canada for over 50 years. The Canadian private commercial fleet market is estimated to be approximately 0.4 million vehicles(1) and the Canadian commercial fleet lease and rental market is estimated to include approximately 0.02 million vehicles(2). At December 31, 2011, we had 35 operating locations throughout 8 Canadian provinces. We also have 10 on-site maintenance facilities in Canada.

Europe.    We began operating in the U.K. in 1971 and expanded into Germany in 1987 by leveraging our operations in the U.S. and the U.K. The U.K. commercial lease and rental market are estimated to include approximately 0.2 million vehicles(3). At December 31, 2011, we had 56 operating locations throughout the U.K. and Germany. We also manage a network of 483 independent maintenance facilities in the U.K. to serve our customers when it is more effective than providing the service in a Ryder location. In addition to our typical FMS operations, we also supply and manage vehicles, equipment and personnel for military organizations in the U.K. and Germany.

On June 8, 2011, we acquired all of the common stock of Hill Hire plc (Hill Hire), a U.K. based full service leasing, rental and maintenance company which included Hill Hire’s fleet of approximately 8,000 full service lease and 5,700 rental vehicles, and approximately 400 contractual customers.

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

Contract Maintenance.    Our contract maintenance customers use non-Ryder owned vehicles and want to utilize our extensive network of maintenance facilities and trained technicians to maintain the vehicles they own or lease from third parties. The contract maintenance service offering is designed to reduce vehicle downtime through preventive maintenance based on vehicle type and time or mileage intervals. The service also provides vehicle repairs including parts and labor, 24-hour emergency roadside service and replacement vehicles for vehicles that are temporarily out of service. Vehicles covered under this offering are typically serviced at our own facilities. However, based on the size and complexity of a customer’s fleet, we may operate an on-site maintenance facility at the customer’s location.

Commercial Rental.    We target rental customers that have a need to supplement their private fleet of vehicles on a short-term basis (one day up to one year in length) either because of seasonal increases in their business or discrete projects that require additional transportation resources. Our commercial rental fleet also provides additional vehicles to our full service lease customers to handle their peak or seasonal business needs. In addition to one-off commercial rental transactions, we build national relationships with large customers to become their preferred source of commercial vehicle rentals. Our rental representatives assist in selecting a vehicle that satisfies the customer’s needs and supervise the rental process, which includes execution of a rental agreement and a vehicle inspection. In addition to vehicle rental, we offer to our rental customers liability insurance coverage under our existing policies and the benefits of our comprehensive fuel services program.

The following table provides information regarding the number of vehicles and customers by FMS product offering at December 31, 2011:

	U.S.		Foreign		Total
	Vehicles	Customers	Vehicles	Customers	Vehicles	Customers
Full service leasing	95,500	10,600	25,500	2,400	121,000	13,000
Contract maintenance (4)	31,300	1,200	4,000	200	35,300	1,400
Commercial rental (5)	28,700	33,200	10,900	6,500	39,600	39,700

(1)	Canada Private Fleet as of November 2011, Class 3-8, Source: RL Polk
(2)	Canada Outsourced Fleet Market as of November 2011, Class 3-8, Source: RL Polk
(3)	UK Lease and Rental HGV Market, Projection for December 2011, Source: The Society of Motor Manufacturers & Traders (SMMT) 2010
(4)	Contract maintenance customers include approximately 810 full service lease customers
(5)	Commercial rental customers include customers who rented a vehicle for more than 3 days during the year and includes approximately 8,800 full service lease customers

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

Fleet Support Services.    We have developed a variety of fleet support services tailored to the needs of our large base of lease customers. Customers may elect to include these services as part of their full service lease or contract maintenance agreements. We offer the following fleet support services:

Service	Description

Fuel	Full service diesel fuel and natural gas dispensing at competitive prices; fuel planning; fuel tax reporting; centralized billing; and fuel cards
Insurance	Liability insurance coverage under our existing insurance policies which includes monthly invoicing, flexible deductibles, claims administration and discounts based on driver performance and vehicle specifications; physical damage waivers; gap insurance; and fleet risk assessment
Safety	Establishing safety standards; providing safety training, driver certification, prescreening and road tests; safety audits; instituting procedures for transport of hazardous materials; coordinating drug and alcohol testing; and loss prevention consulting
Administrative	Vehicle use and other tax reporting; permitting and licensing; and regulatory compliance (including hours of service administration)
Environmental Management	Storage tank monitoring; storm water management; environmental training; and ISO 14001 certification
Information Technology	RydeSmart® is a full-featured GPS fleet location, tracking, and vehicle performance management system designed to provide our customers improved fleet operations and cost controls. Ryder FleetCARE is our web based tool that provides customers with 24/7 access to key operational and maintenance management information about their fleets.

Used Vehicles.    We primarily sell our used vehicles at one of our 57 retail sales centers throughout North America (19 of which are co-located at an FMS shop), at our branch locations or through our website at www.Usedtrucks.Ryder.com. Typically, before we offer used vehicles for sale, our technicians assure that it is Road Ready®, which means that the vehicle has passed a comprehensive, multi-point performance inspection based on specifications formulated through our contract maintenance program. Our retail sales centers throughout North America allow us to leverage our expertise and in turn realize higher sales proceeds than in the wholesale market. Although we generally sell our used vehicles for prices in excess of book value, the extent to which we are able to realize a gain on the sale of used vehicles is dependent upon various factors including the general state of the used vehicle market, the age and condition of the vehicle at the time of its disposal and depreciation rates with respect to the vehicle.

FMS Business Strategy

Our FMS business mission is to be the leading leasing and maintenance service provider for light, medium and heavy duty vehicles. This will be achieved through the following goals and priorities:

•	Deliver product innovation to enable us to further penetrate private fleet markets and expand into adjacent markets;

•	focus on conversion of private fleets and commercial rental customers to full service lease customers;

•	successfully implement sales growth initiatives in our contractual product offerings;

•	focus on contractual revenue growth strategies, including selective acquisitions;

•	deliver consistent industry leading maintenance to our customers while continuing to implement process designs, productivity improvements and compliance discipline in a cost effective manner;

•	offer a wide range of support services that complement our leasing, rental and maintenance businesses;

•	offer competitive pricing through cost management initiatives and maintain pricing discipline on new business;

•	optimize asset utilization and management; and

•	leverage our maintenance facility infrastructure.

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

Acquisitions

In addition to our continued focus on organic growth, acquisitions play an important role in enhancing our growth strategy in the U.S., Canada and the U.K. In assessing potential acquisition targets, we look for companies that would create value through the creation of operating synergies, leveraging our existing facility infrastructure and fixed costs, improving our geographic coverage, diversifying our customer base and improving our competitive position in target markets. We completed five FMS acquisitions from 2009 to 2011, under which we acquired the company’s fleets and contractual customers. The FMS acquisitions operate under Ryder’s name and complement our existing market coverage and service network.

Supply Chain Solutions

Value Proposition

Through our SCS business, we offer a broad range of innovative logistics management services that are designed to optimize a customer’s supply chain and address key customer business requirements. The organization is aligned by industry verticals (Automotive, Hi-Tech, Retail, Consumer Packaged Goods and Industrial) to enable the teams to focus on the specific needs of their customers. Our SCS product offerings are organized into four categories: distribution management, transportation management, dedicated contract carriage and professional services. These offerings are supported by a variety of information technology and engineering solutions which are an integral part of our other SCS services. These product offerings can be offered independently or as an integrated solution to optimize supply chain effectiveness. A key aspect of our value proposition is our operational execution which is an important differentiator in the marketplace.

Market Trends

Global logistics is approximately $7 trillion(1), of which approximately $550 billion(1) is outsourced. Logistics spending in our primary markets of North America and Asia equates to approximately $3.6 trillion, of which $310 billion is outsourced. Outsourced logistics is a market with significant growth opportunity. As supply chains expand and product needs continue to proliferate more sophisticated supply chain practices are required. In addition, recent natural disasters, such as the tsunami in Japan, have caused companies to focus on risk management of their supply chains. The more complicated the supply chain or the product requirements, the greater the need for companies to turn to the expertise of supply chain providers. Despite a somewhat flat economy, 2011 was a year of strong outsourced logistics growth and we expect 2012 to bring even more opportunity.

(1)	Armstrong & Associates Global logistics cost & third-party logistics revenue report, July 2011

Operations

For the year ended December 31, 2011, our SCS business accounted for 26% of our consolidated revenue.

U.S.    At December 31, 2011, we had 318 SCS customer accounts in the U.S., most of which are large enterprises that maintain large, complex supply chains. These customers operate in a variety of industries including automotive, high-tech, telecommunications, industrial, consumer goods, paper and paper products, office equipment, food and beverage, and general retail industries. We continue to further diversify our customer base by expanding into new industry verticals, most recently retail and consumer packaged goods. Most of our core SCS business operations in the U.S. revolve around our customers’ supply chains and are geographically located to maximize efficiencies and reduce costs. At December 31, 2011, managed warehouse space totaled approximately 25 million square feet for the U.S. and Puerto Rico. Along with those core customer specific locations, we also concentrate certain logistics expertise in locations not associated with specific customer sites. For example, our carrier procurement, contract management, and freight bill audit and payment services groups operate out of our carrier management center. Additionally, our transportation optimization and execution groups operate out of our logistics center, both of which have locations in Novi, Michigan and Fort Worth, Texas.

Canada.    At December 31, 2011, we had 45 SCS customer accounts and managed warehouse space totaling approximately 1 million square feet. Given the proximity of this market to our U.S. and Mexico operations, the Canadian operations are highly coordinated with their U.S. and Mexico counterparts, managing cross-border transportation and freight movements.

Mexico. We began operating in Mexico in the mid-1990s. At December 31, 2011, we had 83 SCS customer accounts and managed warehouse space totaling approximately 4 million square feet. Our Mexico operations offer a full range of SCS services and manage approximately 1,000 border crossings each month between Mexico and the U.S. and Canada, often highly integrated with our distribution and transportation operations.

Asia.    We began operating in Asia in 2000. At December 31, 2011, we had 34 SCS customer accounts and managed warehouse space totaling approximately 340,000 square feet. Asia is a key component to our retail strategy. With the 2008 acquisition of CRSA Logistics and Transpacific Container Terminals, we were able to gain significant presence in Asia. We now have a network of owned and agent offices throughout Asia, with headquarters in Shanghai.

SCS Product Offerings

Distribution Management.    Our SCS business offers a wide range of services relating to a customer’s distribution operations from designing a customer’s distribution network to managing distribution facilities. Services within the facilities generally include managing the flow of goods from the receiving function to the shipping function, coordinating warehousing and transportation for inbound and outbound material flows, handling import and export for international shipments, coordinating just-in-time replenishment of component parts to manufacturing and final assembly, and providing shipments to customer distribution centers or end-customer delivery points. Additional value-added services such as light assembly of components into defined units (kitting), packaging and refurbishment are also provided. For the year ended December 31, 2011, distribution management solutions accounted for 49% of our SCS revenue.

Transportation Management.    Our SCS business offers services relating to all aspects of a customer’s transportation network. Our team of transportation specialists provides shipment planning and execution, which includes shipment optimization, load scheduling and delivery confirmation through a series of technological and web-based solutions. Our transportation consultants, including our freight brokerage department, focus on carrier procurement of all modes of transportation with an emphasis on truck-based transportation, rate negotiation, and freight bill audit and payment services. In addition, our SCS business provides customers as well as our FMS and DCC businesses with capacity management services that are designed to meet backhaul opportunities and minimize excess miles. For the year ended December 31, 2011, we purchased and/or executed over $4.2 billion in freight moves on our customers behalf. For the year ended December 31, 2011, transportation management solutions accounted for 14% of our SCS revenue.

Dedicated Contract Carriage.    Dedicated contract carriage is offered both as a stand-alone service and as part of an integrated supply chain solution to our customers. The DCC offerings combine the equipment, maintenance and administrative services of a full service lease with drivers and additional services. This combination provides a customer with a dedicated transportation solution that is designed to increase their competitive position, improve risk management and integrate their transportation needs with their overall supply chain. Our DCC solution offers a high degree of specialization to meet the needs of customers with sophisticated service requirements such as tight delivery windows, high-value or time-sensitive freight, closed-loop distribution, multi-stop shipments, specialized equipment or integrated transportation needs. For the year ended December 31, 2011, approximately 37% of our SCS revenue was related to dedicated contract carriage services.

Professional Services.    Our SCS business offers a variety of knowledge-based services that support every aspect of a customer’s supply chain. Our SCS professionals are available to evaluate a customer’s existing supply chain to identify inefficiencies, as well as opportunities for integration and improvement. Once the assessment is complete, we work with the customer to develop a supply chain strategy that will create the most value for the customer and their target clients. Once a customer has adopted a supply chain strategy, our SCS logistics team, supported by functional experts, and representatives from our information technology, real estate and finance groups work together to design a strategically focused supply chain solution. The solution may include both a network design that sets forth the number, location and function of key components of the network and a transportation solution that optimizes the mode or modes of transportation and route selection. In addition to providing the distribution and transportation expertise necessary to implement the supply chain solution, our SCS representatives can coordinate and manage all aspects of the customer’s supply chain provider network to assure consistency, efficiency and flexibility. For the year ended December 31, 2011, knowledge-based professional services accounted for 6% of our SCS revenue.

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

Acquisitions

On December 31, 2010, we completed the acquisition of Total Logistic Control (TLC). TLC is a leading provider of comprehensive supply chain solutions to food, beverage, and consumer packaged goods manufacturers with significant supply chains in the U.S. TLC provides clients a broad suite of end-to-end services, including distribution management, contract packaging services and solutions engineering. TLC’s clients consist of local, regional, national, and international firms engaged in food and beverage manufacturing, consumer and wholesale distribution. As of December 31, 2011, TLC operates 31 facilities comprising 11.7 million square feet of dry and temperature-controlled warehousing across 15 states.

TLC complements our strategic initiative to develop a new industry group focused on the consumer packaged goods industry. TLC’s leading capabilities in the areas of packaging and warehousing, including temperature-controlled facilities, continue to be at the center of our consumer packaged goods offering.

Dedicated Contract Carriage

Value Proposition

Through our DCC business segment, we combine the equipment, maintenance and administrative services of a full service lease with drivers and additional services. These services provide a customer with a dedicated transportation solution that is designed to increase their competitive position, improve risk management and integrate their transportation needs with their overall supply chain. Additional services include routing and scheduling, fleet sizing, safety, regulatory compliance, risk management, technology and communication systems support including on-board computers, and other technical support. These additional services allow us to provide high service levels and efficient routing. They also address the labor issues associated with maintaining a private fleet of vehicles, such as driver turnover, government regulation, including hours of service regulations, DOT audits and workers’ compensation. Our DCC solution offers a high degree of specialization to meet the needs of customers with sophisticated service requirements such as tight delivery windows, high-value or time-sensitive freight, closed-loop distribution, multi-stop shipments, specialized equipment or integrated transportation needs.

Market Trends

The current outsourced U.S. dedicated contract carriage market is estimated to be $14 billion. This market is affected by many of the trends that impact our FMS business, including the current capacity in the current U.S. trucking market and the CSA 2010 regulatory changes. The administrative requirements relating to regulations issued by the Department of Transportation (DOT) regarding driver screening, training and testing, as well as record keeping and other costs associated with the hours of service requirements impact the dedicated contract carriage industry. As fleet and driver management continues to become more tedious, companies turn to the DCC offering. In addition, market demand for just-in-time delivery creates a need for well-defined routing and scheduling plans that are based on comprehensive asset utilization analysis and fleet rationalization studies are a key piece of the DCC offering.

Operations/Product Offerings

For the year ended December 31, 2011, our DCC business accounted for 10% of our consolidated revenue. At December 31, 2011, we had 157 DCC customer accounts in the U.S. Because it is highly customized, our DCC product is particularly attractive to companies that operate in industries that have time-sensitive deliveries or special handling requirements, as well as to companies who require specialized equipment. Because DCC accounts typically operate in a limited geographic area, most of the drivers assigned to these accounts are short haul drivers, meaning they return home at the end of each work day. Although a significant portion of our DCC operations are located at customer facilities, our DCC business utilizes and benefits from our extensive network of FMS facilities.

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

DCC Business Strategy

Our DCC business strategy is to focus on customers who need specialized equipment, specialized handling or integrated services. This strategy revolves around the following interrelated goals and priorities:

•	Increase market share with customers across a broad range of industries;

•	Leverage the support and talent of the FMS sales team in a joint sales program;

•	Align DCC business with other SCS product lines to create revenue opportunities and improve operating efficiencies in both segments; and

•	Improve competitiveness in the non-specialized and non-integrated customer segments.

Competition

Our DCC business segment competes with truckload carriers and other dedicated providers servicing on a national, regional and local level. Competitive factors include safety performance, price, equipment, maintenance, service and geographic coverage and driver and operations expertise. We are able to differentiate the DCC product offering by leveraging FMS services and integrating the DCC services with those of SCS to create a more comprehensive transportation solution for our customers. Our strong safety record and focus on customer service enable us to uniquely meet the needs of customers with high-value products that require specialized handling in a manner that differentiates us from truckload carriers.

Acquisitions

On January 28, 2011, we acquired the assets of The Scully Companies Inc.’s DCC business, which included 17 customers served from 25 locations throughout the Western United States.

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

In establishing appropriate environmental objectives and targets for our wide range of business activities around the world, we focus on (i) the needs of our customers; (ii) the communities in which we provide services; and (iii) relevant laws and regulations. We regularly review and update our environmental management procedures, and information regarding our environmental activities is routinely disseminated throughout Ryder. We published our second Corporate Sustainability Report in 2011 which details our sustainable business practices and environmental strategies to improve energy use, fuel costs and reduce overall carbon emissions. Currently there is no global carbon disclosure requirement for reporting emissions. However, for the past four years, we have participated in the Carbon Disclosure Project (CDP), voluntarily disclosing direct and indirect emissions resulting from our operations. Both of these reports are publicly available on Ryder’s Green Center at http://www.Ryder.com/greencenter. The Green Center provides all stakeholders information on our key environmental programs and initiatives.

SAFETY

Our safety culture is founded upon a core commitment to the safety, health and well-being of our employees, customers, and the community, a commitment that has made us an industry leader in safety throughout our history.

Safety is an integral part of our business strategy because preventing injuries and collisions improves employee quality of life, eliminates service disruptions to our customers, increases efficiency and improves customer satisfaction. As a core value, our focus on safety is a daily regimen, reinforced by many safety programs and continuous operational improvement and supported by a talented and dedicated safety organization.

Training is a critical component of our safety program. Monthly safety training delivered by location safety committees cover specific and relevant safety topics and managers receive annual safety leadership training. Quarterly and remedial training is also delivered online to each driver through our highly interactive Ryder Pro-TREAD comprehensive lesson platform. Regular safety behavioral observations are conducted by managers throughout the organization everyday and remedial training and coaching takes place on-the-spot. We also deploy state-of-the-art safety technologies in Ryder vehicles and our safety policies require that all managers, supervisors and employees incorporate safe processes in all aspects of our business. Monthly safety scorecards are tracked and reviewed by management for progress toward key safety objectives. Our proprietary web-based safety tracking system, RyderStar, delivers proactive safety programs tailored to every location and helps measure safety activity effectiveness across the organization.

EMPLOYEES

At December 31, 2011, we had approximately 27,500 full-time employees worldwide, of which 25,900 were employed in North America, 1,300 in Europe and 300 in Asia. We have approximately 16,700 hourly employees in the U.S., approximately 2,900 of which are organized by labor unions. Those employees organized by labor unions are principally represented by the International Brotherhood of Teamsters, the International Association of Machinists and Aerospace Workers, and the United Auto Workers, and their wages and benefits are governed by 84 labor agreements that are renegotiated periodically. Some of the businesses in which we currently engage have experienced a material work stoppage, slowdown or strike. We consider that our relationship with our employees is good.

EXECUTIVE OFFICERS OF THE REGISTRANT

All of the executive officers of Ryder were elected or re-elected to their present offices either at or subsequent to the meeting of the Board of Directors held on May 14, 2010 in conjunction with Ryder’s 2010 Annual Meeting. They all hold such offices, at the discretion of the Board of Directors, until their resignation or removal.

Name	Age	Position
Gregory T. Swienton	62	Chairman of the Board and Chief Executive Officer
Art A. Garcia	50	Executive Vice President and Chief Financial Officer
Dennis C. Cooke	47	President, Global Fleet Management Solutions
Robert D. Fatovic	46	Executive Vice President, Chief Legal Officer and Corporate Secretary
Cristina A. Gallo-Aquino	38	Vice President, Controller and Chief Accounting Officer
Gregory F. Greene	52	Executive Vice President and Chief Administrative Officer
Robert E. Sanchez	46	President and Chief Operating Officer
John H. Williford	55	President, Global Supply Chain Solutions

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

Dennis C. Cooke was recently promoted to President, Global Fleet Management Solutions. Previously, Mr. Cooke served as Senior Vice President and Chief of Operations, U.S. and Canada Fleet Management Solutions since joining Ryder in July 2011. Prior to joining Ryder, Mr. Cooke held various positions with General Electric (GE) including Vice President and General Manager of GE Healthcare’s Global MRI business and Chief Executive Officer of GE’s Security’s Homeland Protection business.

Robert D. Fatovic has served as Executive Vice President, Chief Legal Officer and Corporate Secretary since May 2004. He previously served as Senior Vice President, U.S. Supply Chain Operations, High-Tech and Consumer Industries from December 2002 to May 2004. Mr. Fatovic joined Ryder’s Law department in 1994 as Assistant Division Counsel and has held various positions within the Law department including Vice President and Deputy General Counsel.

Cristina A. Gallo-Aquino has served as Vice President, Controller and Chief Accounting Officer since September 2010. Previously, Ms. Gallo-Aquino served as Assistant Controller from November 2009 to September 2010, where she was responsible for Ryder’s Corporate Accounting, Benefits Accounting and Payroll Accounting departments. Ms. Gallo-Aquino joined Ryder in 2004 and has held various positions within Corporate Accounting.

Gregory F. Greene has served as Chief Administrative Officer since September 2010, as Executive Vice President since December 2006 and as Chief Human Resources Officer since February 2006. Previously, Mr. Greene served as Senior Vice President, Strategic Planning and Development from April 2003. Mr. Greene joined Ryder in August 1993 and has since held various positions within Human Resources.

Robert E. Sanchez was recently promoted to Chief Operating Officer. Previously, Mr. Sanchez served as President, Global Fleet Management Solutions since September 2010 and as Executive Vice President and Chief Financial Officer from October 2007 to September 2010. He also previously served as Executive Vice President of Operations, U.S. Fleet Management Solutions from October 2005 to October 2007 and as Senior Vice President and Chief Information Officer from January 2003 to October 2005. Mr. Sanchez joined Ryder in 1993 and has held various positions.

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

ITEM 1A. RISK FACTORS

The following contains all known material risks that could affect our business.

Our operating and financial results may fluctuate due to a number of factors, many of which are beyond our control.

Our annual and quarterly operating and financial results are affected by a number of economic, regulatory and competitive factors, including:

•	our inability to obtain expected customer retention levels or sales growth targets;

•	our inability to integrate acquisitions as projected, achieve planned synergies and retain customers of companies we acquire;

•	labor strikes and work stoppages;

•	sudden changes in fuel prices and fuel shortages;

•	changes in accounting rules, estimates, assumptions and accruals;

•	changes in current financial, tax or regulatory requirements that could negatively impact our business;

•	outages, system failures or delays in timely access to data in legacy information technology systems that support key business processes; and

•

reputational risk and other detrimental business consequences associated with employees, customers, agents, suppliers or other persons using our supply chain or assets to commit illegal acts, including the use of company assets for terrorist activities.

Our business and operating results could be adversely affected by uncertain or unfavorable economic and industry conditions.

In 2011, we continued to see signs of economic recovery. We saw improvement in our commercial rental and used vehicle sales. We also began to see slight improvement in our full service contractual lease business, although it was impacted by the cumulative effects of customer fleet reductions. We are uncertain whether the improvements in demand for commercial rental will continue and whether we will be able to maintain our current commercial rental rates, which increased again this year due to customer demand. Despite improvement in full service lease, our customers still remain cautious about entering into long-term leases. Uncertainty and lack of customer confidence around macroeconomic and industry conditions may continue to impact future growth prospects.

Challenging economic and market conditions may also result in:

•	difficulty forecasting, budgeting and planning due to limited visibility into the spending plans of current or prospective customers;

•	increased competition for fewer projects and sales opportunities;

•	pricing pressure that may adversely affect revenue and gross margin;

•	higher overhead costs as a percentage of revenue;

•	increased risk of charges relating to asset impairments, including goodwill and other intangible assets;

•	customer financial difficulty and increased risk of uncollectible accounts receivable;

•	additional fleet downsizing which could adversely impact profitability; and

•	increased risk of declines in the residual values of our vehicles.

In addition, volatility in the global credit and financial markets may lead to:

•	unanticipated interest rate and currency exchange rate fluctuations;

•	increased risk of default by counterparties under derivative instruments and hedging agreements; and

•	diminished liquidity and credit availability resulting in higher short-term borrowing costs and more stringent borrowing terms.

We are uncertain as to how long a full economic recovery will take and whether we will continue to be impacted by the residual effects of the unfavorable macroeconomic and industry conditions that have persisted over the last few years. If these conditions continue or further weaken, our business and results of operations could be materially adversely affected.

We bear the residual risk on the value of our vehicles.

We generally bear the residual risk on the value of our vehicles. Therefore, if the market for used vehicles declines, or our vehicles are not properly maintained, we may obtain lower sales proceeds upon the sale of used vehicles. Changes in residual values also impact the overall competitiveness of our full service lease product line, as estimated sales proceeds are a critical component of the overall price of the lease. Additionally, technology changes and sudden changes in supply and demand together with other market factors beyond our control vary from year to year and from vehicle to vehicle, making it difficult to accurately predict residual values used in calculating our depreciation expense. Although we have developed disciplines related to the management and maintenance of our vehicles that are designed to prevent these losses, there is no assurance that these practices will sufficiently reduce the residual risk. For a detailed discussion on our accounting policies and assumptions relating to depreciation and residual values, please see the section titled “Critical Accounting Estimates — Depreciation and Residual Value Guarantees” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

During 2011, sales to our top ten SCS customers representing all of the industry groups we service, accounted for 55% of our SCS total revenue and 51% of our SCS operating revenue (revenue less subcontracted transportation). Additionally, approximately 34% of our global SCS revenue is from the automotive industry and is directly impacted by automotive vehicle production. The loss of any of these customers or a significant reduction in the services provided to any of these customers could impact our operations and adversely affect our SCS financial results. In addition, our largest SCS customers can exert downward pricing pressure and often require modifications to our standard commercial terms. While we believe our ongoing cost reduction initiatives have helped mitigate the effect of price reduction pressures from our SCS customers, there is no assurance that we will be able to maintain or improve profitability in those accounts. In 2010, we further diversified our customer base with the acquisition of TLC, which is concentrated in the consumer packaged goods industry. While we continue to focus our efforts on diversifying our customer base we may not be successful in doing so in the short-term.

We are also subject to credit risk associated with the concentration of our accounts receivable from our SCS customers If one or more of these customers were to become bankrupt, insolvent or otherwise were unable to pay for the services provided by us, we may incur significant write-offs of accounts receivable or incur lease or asset impairment charges that could adversely affect our operating results and financial condition.

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

Some of our vehicle and equipment manufacturers in our FMS business rely on a small number of suppliers.

We buy vehicles and related equipment from a relatively small number of original equipment manufacturers (OEMs) in our FMS business to purchase our vehicles and vehicle parts. Further, some of our vehicle manufacturers rely on a small concentration of suppliers for certain vehicle parts, components and equipment. A discrete event in a particular OEM’s or supplier’s industry or location, or adverse regional economic conditions impacting an OEM or supplier’s ability to provide vehicles or a particular component could adversely impact our FMS business and profitability.

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

Our business is subject to regulation by various federal, state and foreign governmental agencies. These agencies could institute new laws, rules or regulations or issue interpretation changes to existing regulations at any time. We have also seen an increase in proactive enforcement of existing regulations by some entities. Compliance with new laws, rules or regulations could substantially impair labor and equipment productivity and increase our costs. Conversely, our failure to comply with any applicable laws, rules or regulations to which we are subject, whether actual or alleged, could expose us to fines, penalties or potential litigation liabilities, including costs, settlements, and judgments.

Specifically, the U.S. Department of Transportation and various state and federal agencies exercise broad powers over our motor carrier operations, safety, and the generation, handling, storage, treatment and disposal of waste materials. We may also become subject to new or more restrictive regulations imposed by the Department of Transportation, the Occupational Safety and Health Administration, the Department of Homeland Security and U.S. Customs Service, the Environmental Protection Agency or other authorities, relating to the hours of service that our drivers may provide in any onetime period, homeland security, carbon emissions and reporting and other matters. Also, the ongoing development of data privacy laws in the U.S. and other jurisdictions in which we operate may require changes to our data security policies and procedures in order to comply with new standards.

We maintain operations and employees in numerous states throughout the U.S., which are governed by federal and state labor and employment laws and regulations relating to compensation, benefits, healthcare and various workplace issues, all of which are applicable to our employees, and in some cases, independent contractors. State labor and employment rules vary from state to state and in some states, require us to meet much stricter standards than required in other states. Although we are generally protected from previous action taken by the sellers of theses businesses, any existing regulatory deficiencies could impact the value of the business purchased. Also, we are or may become subject to various class-action lawsuits related to wage and hour violations and improper pay in certain states. Unfavorable or unanticipated outcomes in any of the lawsuits could subject us to increase costs and impact our profitability. Also we are or may become subject to various class-action lawsuits related to wage and hour violations and improper pay in certain states.

We currently operate in Asia, Europe, Mexico and Canada, where we are subject to compliance with local laws and regulatory requirements of foreign jurisdictions, including local tax laws, and compliance with the Federal Corrupt Practices Act. Local laws and regulatory requirements may vary significantly from country to country. Customary levels of compliance with local regulations and the tolerance for noncompliance by regulatory authorities may also vary in different countries and geographical locations, and impact our ability to successfully implement our compliance and business initiatives in certain jurisdictions. Also, adherence to rigorous local laws and regulatory requirements may limit our ability to expand into certain international markets and result in residual liability for legal claims and tax disputes arising out of previously discontinued operations.

Regulations governing exhaust emissions that have been enacted over the last few years could adversely impact our business. The Environmental Protection Agency (EPA) issued regulations that required progressive reductions in exhaust emissions from certain diesel engines from 2007 through 2010. Emissions standards require reductions in the sulfur content of diesel fuel since June 2006. Also, the first phase of progressively stringent emissions standards relating to emissions after-treatment devices was introduced on newly-manufactured engines and vehicles utilizing engines built after January 1, 2007. The second phase, which required an additional after-treatment system, became effective after January 1, 2010. We face additional technology changes under EPA regulations that will go into effect in 2014 and 2017, which will require modifications to existing vehicle chassis and engine combinations. The 2014 and 2017 regulations will require reductions in carbon dioxide, which can only be reduced by improving fuel economy, and which requires compliance with different emissions standards for both engines and chassis, based on vocation. OEMs may be required to install additional engine componentry, additional aerodynamics on chassis, and low-rolling resistance tires to comply with the upcoming regulations which may result in a shorter useful tread life and increased operating costs for us. Although customers may see reduced fuel consumption under the new standards, this could be offset by increased fuel costs on a per gallon basis. Each of these requirements could result in higher prices for vehicles, diesel engines, fuel vehicle maintenance, which are passed on to our customers, as well as higher maintenance costs and uncertainty as to reliability of the new engines, all of which could, over time, increase our costs and adversely affect our business and results of operations. The new technology may also impact the residual values of these vehicles when sold in the future.

Volatility in assumptions and asset values related to our pension plans may reduce our profitability and adversely impact current funding levels.

We historically sponsored a number of defined benefit plans for employees in the U.S., U.K. and other foreign locations. In recent years, we made amendments to defined benefit plans which froze the retirement benefits for non-grandfathered and certain non-union employees. Our major defined benefit plans are funded, with trust assets invested in a diversified portfolio. The cash contributions made to our defined benefit plans are required to comply with minimum funding requirements imposed by employee benefit and tax laws. The projected benefit obligation and assets of our global defined benefit plans as of December 31, 2011 were $1.97 billion and $1.42 billion, respectively. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining pension expense and the ongoing funding requirements of those plans. Macroeconomic factors, as well as changes in investment returns and discount rates used to calculate pension expense and related assets and liabilities can be volatile and may have an unfavorable impact on our costs and funding requirements. We also participate in eleven U.S. multi-employer pension (MEP) plans that provide defined benefits to employees covered by collective bargaining agreements. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan. Our withdrawal liability for any MEP plan would depend on the extent of the plan’s funding of vested benefits. Economic conditions have caused MEP plans to be significantly underfunded. If the financial condition of the MEP plans were to continue to deteriorate, participating employers could be subject to additional assessments. Although we have actively sought to control increases in these costs and funding requirements, there can be no assurance that we will succeed, and continued cost pressure could reduce the profitability of our business and negatively impact our cash flows.

We establish self-insurance reserves based on historical loss development factors, which could lead to adjustments in the future based on actual development experience.

We retain a portion of the accident risk under vehicle liability and workers’ compensation insurance programs. Our self-insurance accruals are based on actuarially estimated, undiscounted cost of claims, which includes claims incurred but not reported. While we believe that our estimation processes are well designed, every estimation process is inherently subject to limitations. Fluctuations in the frequency or severity of accidents make it difficult to precisely predict the ultimate cost of claims. The actual cost of claims can be different than the historical selected loss development factors because of safety performance, payment patterns and settlement patterns. For a detailed discussion on our accounting policies and assumptions relating to our self-insurance reserves, please see the section titled “Critical Accounting Estimates – Self-Insurance Accruals” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We may face difficulties in attracting and retaining drivers and technicians.

We hire drivers primarily for our DCC and SCS business segments. There is significant competition for qualified drivers in the transportation industry. As a result of driver shortages, we could be required to increase driver compensation, let trucks sit idle, utilize lower quality drivers or face difficulty meeting customer demands, all of which could adversely affect our growth and profitability. Similarly, we hire technicians in our FMS business to perform vehicle maintenance services on our lease, contract maintenance and rental fleets. We have recently seen a decrease in the overall supply of skilled maintenance technicians, particularly new technicians with qualifications from technical programs and schools, which could make it more difficult to attract and retain skilled technicians.

Changes in lease accounting may impact our customers’ leasing decisions.

Demand for our full service lease product line is based in part on customers’ decisions to lease versus buy vehicles. A number of factors can impact whether customers decide to lease or buy vehicles, including accounting considerations, tax treatment, interest rates and operational flexibility. In 2010, the Financial Accounting Standards Board issued a proposed update to accounting standards that would involve a new approach to lease accounting that differs from current practice. Most notably, the new approach would eliminate off balance sheet treatment of leases and require lessees to record leased assets on their balance sheets. If the proposed accounting standard becomes effective in its current form, it could be perceived to make leasing a less attractive option for some of our full service lease customers.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our properties consist primarily of vehicle maintenance and repair facilities, warehouses and other real estate and improvements.

We maintain 631 FMS properties in the U.S., Puerto Rico and Canada; we own 434 of these and lease the remaining 197. Our FMS properties are primarily comprised of maintenance facilities generally including a repair shop, rental counter, fuel service island administrative offices, and used vehicle retail sales centers.

Additionally, we manage 177 on-site maintenance facilities, located at customer locations.

We also maintain 123 locations in the U.S. and Canada in connection with our domestic SCS and DCC businesses. Almost all of our SCS locations are leased and generally include a warehouse and administrative offices.

We maintain 107 international locations (locations outside of the U.S. and Canada) for our international businesses. These locations are in the U.K., Luxembourg, Germany, Mexico, China and Singapore. The majority of these locations are leased and may be a repair shop, warehouse or administrative office.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Ryder Common Stock Prices

	Stock Price		Dividends per Common
	High	Low	Share
2011
First quarter	$53.63	45.93	0.27
Second quarter	57.04	49.32	0.27
Third quarter	60.38	37.51	0.29
Fourth quarter	54.35	34.28	0.29

2010
First quarter	$42.08	31.86	0.25
Second quarter	48.49	38.57	0.25
Third quarter	44.78	37.00	0.27
Fourth quarter	52.80	41.43	0.27

Our common shares are listed on the New York Stock Exchange under the trading symbol “R.” At January 31, 2012, there were 8,926 common stockholders of record and our stock price on the New York Stock Exchange was $56.28.

Performance Graph

The following graph compares the performance of our common stock with the performance of the Standard & Poor’s 500 Composite Stock Index and the Dow Jones Transportation 20 Index for a five year period by measuring the changes in common stock prices from December 31, 2006 to December 31, 2011.

The stock performance graph assumes for comparison that the value of the Company’s Common Stock and of each index was $100 on December 31, 2006 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Purchases of Equity Securities

The following table provides information with respect to purchases we made of our common stock during the three months ended December 31, 2011:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program(2), (3)
October 1 through October 31, 2011	2,010	$39.71	—	415,373
November 1 through November 30, 2011	112,351	50.43	110,000	305,373
December 1 through December 31, 2011	44,202	49.67	42,812	2,000,000

Total	158,563	$50.08	152,812

(1)	During the three months ended December 31, 2011, we purchased an aggregate of 5,751 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.
(2)	In December 2009, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and stock purchase plans. Under the December 2009 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under our various employee stock, stock option and stock purchase plans from December 1, 2009 through December 15, 2011. The December 2009 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish a prearranged written plan for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2009 program, which allows for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended December 31, 2011, we repurchased and retired 152,812 shares under this program at an aggregate cost of $7.7 million.
(3)	In December 2011, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2011 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company’s various employee stock, stock option and employee stock purchase plans from December 1, 2011 through December 13, 2013. The December 2011 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2011 program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. We did not repurchase any shares under this program in 2011.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial information should be read in conjunction with Items 7 and 8 of this report.

	Years ended December 31
	2011	2010	2009	2008	2007
	(Dollars and shares in thousands, except per share amounts)
Operating Data:
Revenue (1)	$6,050,534	5,136,435	4,887,254	5,999,041	6,363,130
Earnings from continuing operations	$171,368	124,608	90,117	257,579	251,779
Comparable earnings from continuing operations (2)	$180,630	116,988	94,630	267,144	248,227
Net earnings (3)	$169,777	118,170	61,945	199,881	253,861
Per Share Data:
Earnings from continuing operations — Diluted	$3.31	2.37	1.62	4.51	4.19
Comparable earnings from continuing operations — Diluted (2)	$3.49	2.22	1.70	4.68	4.13
Net earnings — Diluted (3)	$3.28	2.25	1.11	3.50	4.22
Cash dividends	$1.12	1.04	0.96	0.92	0.84
Book value (4)	$25.77	27.44	26.71	24.17	32.52
Financial Data:
Total assets	$7,617,835	6,652,374	6,259,830	6,689,508	6,854,649
Average assets (5)	$7,251,854	6,366,647	6,507,432	6,924,342	6,914,060
Return on average assets (%) (5)	2.3	1.9	1.0	2.9	3.7
Long-term debt	$3,107,779	2,326,878	2,265,074	2,478,537	2,553,431
Total debt	$3,382,145	2,747,002	2,497,691	2,862,799	2,776,129
Shareholders’ equity (4)	$1,318,153	1,404,313	1,426,995	1,345,161	1,887,589
Debt to equity (%) (4)	257	196	175	213	147
Average shareholders’ equity (4), (5)	$1,428,062	1,401,681	1,395,629	1,778,489	1,790,814
Return on average shareholders’ equity (%) (4), (5)	11.9	8.4	4.4	11.2	14.2
Adjusted return on average capital (%) (5), (6)	5.7	4.8	4.1	7.3	7.4
Net cash provided by operating activities of continuing operations	$1,041,956	1,028,034	984,956	1,248,169	1,096,559
Free cash flow (7)	$(256,773)	257,574	614,090	340,665	380,269
Capital expenditures paid	$1,698,589	1,070,092	651,953	1,230,401	1,304,033
Other Data:
Average common shares — Diluted	50,878	51,884	55,094	56,539	59,728
Number of vehicles — Owned and leased	169,900	148,700	152,400	163,400	160,700
Average number of vehicles — Owned and leased	160,900	150,700	159,500	161,500	165,400
Number of employees	27,500	25,900	22,900	28,000	28,800

(1)	Effective January 1, 2008, our contractual relationship with a significant customer changed, and we determined, after formal review of the terms and conditions of the services, we are acting as an agent based on the revised terms of the agreement. As a result, the amount of total revenue and subcontracted transportation expense decreased by $640 million in 2008 due to the reporting of revenue net of subcontracted transportation expense for this particular customer contract.
(2)	Non-GAAP financial Measure. Refer to the section titled “Overview” and “Non-GAAP Financial Measures” in Item 7 of this report for a reconciliation of comparable earnings from continuing operations to net earning from continuing operations.
(3)	Net earnings in 2011, 2010, 2009, 2008 and 2007 included (losses) earnings from discontinued operations of $(2) million, or $(0.03) per diluted common share, $(6) million, or $(0.12) per diluted common share, $(28) million, or $(0.51) per diluted common share, $(58) million, or $(1.01) per diluted common share, and $2 million, or $0.03 per diluted common share, respectively.
(4)	Shareholders’ equity at December 31, 2011, 2010, 2009, 2008 and 2007 reflected after-tax equity charges of $595 million, $423 million, $412 million, $480 million, and $148 million, respectively, related to our pension and postretirement plans.
(5)	Amounts were computed using an 8-point average based on quarterly information.
(6)	Our adjusted return on capital (ROC), a non-GAAP financial measure, represents the rate of return generated by the capital deployed in our business. We use ROC as an internal measure of how effectively we use the capital invested (borrowed or owned) in our operations. Refer to the section titled “Non-GAAP Financial Measures” in Item 7 of this report for a reconciliation of return on average shareholders’ equity to adjusted return on average capital.
(7)	Refer to the section titled “Financial Resources and Liquidity” in Item 7 of this report for a reconciliation of net cash provided by operating activities to free cash flow.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our consolidated financial statements and related notes contained in Item 8 of this report on Form 10-K. The following MD&A describes the principal factors affecting results of operations, financial resources, liquidity, contractual cash obligations, and critical accounting estimates. The information presented in the MD&A is for the years ended December 31, 2011, 2010 and 2009 unless otherwise noted.

OVERVIEW

Ryder System, Inc. (Ryder) is a global leader in transportation and supply chain management solutions. Our business is divided into three business segments, which operate in highly competitive markets. Our customers select us based on numerous factors including service quality, price, technology, and service offerings. As an alternative to using our services, customers may choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors. Our customer base includes enterprises operating in a variety of industries including automotive, food service, electronics, transportation, consumer packaged goods, grocery, lumber and wood products, and home furnishing.

The Fleet Management Solutions (FMS) business segment is our largest segment providing full service leasing, contract maintenance, contract-related maintenance, and commercial rental of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K. FMS revenue and assets in 2011 were $3.84 billion and $6.82 billion, respectively, representing 64% of our consolidated revenue and 89% of consolidated assets.

The Supply Chain Solutions (SCS) business segment provides comprehensive supply chain consulting including distribution and transportation services throughout North America and Asia. SCS revenue in 2011 was $1.61 billion, representing 26% of our consolidated revenue.

The Dedicated Contract Carriage (DCC) business segment provides vehicles and drivers as part of a dedicated transportation solution in the U.S. DCC revenue in 2011 was $601 million, representing 10% of our consolidated revenue.

In 2011, we delivered significantly higher, double-digit growth in both revenue and earnings despite volatile economic conditions. We achieved revenue growth of 18% and earnings growth of 44%. Our transactional products, including commercial rental and used vehicle sales, continued to perform exceptionally well, showing improvement not only in volumes, but commanding better pricing as well. In our contractual business, our largest product line, full service lease, began to show organic fleet growth in the latter part of the year, and we also saw significant organic improvement in SCS. Although DCC earnings showed an increase for the year, segment results were lower than our expectations. We generated very strong performance from the integration of five immediately accretive acquisitions completed since December of 2010. We achieved a positive spread between our return on capital and cost of capital, and our return on equity improved by 350 basis points to 11.9%.

Total revenue was $6.05 billion, up 18% from $5.14 billion in 2010. Operating revenue (total revenue less FMS fuel and subcontracted transportation) was $4.81 billion in 2011, up 16%. Operating revenue increased primarily due to acquisitions and higher commercial rental revenue.

Earnings before income taxes (EBT) from continuing operations increased 50% in 2011 to $279 million. The increase in EBT was primarily driven by improved commercial rental performance and used vehicle sales results. Acquisitions accounted for 22% of year-over-year EBT growth. However, these increases were partially offset by higher compensation costs as a result of improved company performance and higher maintenance costs on a relatively older lease fleet. EBT also included acquisition-related restructuring and other costs of $6 million. Earnings from continuing operations increased 38% to $171 million in 2011 and earnings per diluted common share (EPS) from continuing operations increased 40% to $3.31 per diluted common share as the impact of improved EBT was partially offset by a higher income tax rate.

EBT from continuing operations increased 30% in 2010 to $186 million. The increase in EBT from continuing operations was primarily driven by strong commercial rental performance, improved used vehicle sales results and higher SCS volumes. These improvements were partially offset by lower full service lease performance reflecting higher maintenance costs on a relatively older fleet and the cumulative impact of customer fleet downsizing. EBT also included acquisition transaction costs of $4 million. Earnings from continuing operations increased 38% to $125 million in 2010 and EPS from continuing operations increased 46% to $2.37 per diluted common share. Earnings and EPS reflect improved EBT, a lower income tax rate and the benefit of share repurchases.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

EBT, earnings and EPS from continuing operations included certain items we do not consider indicative of our ongoing operations and have been excluded from our comparable earnings measure. The following discussion provides a summary of the 2011 and 2010 special items which are discussed in more detail throughout our MD&A and within the Notes to Consolidated Financial Statements:

	Continuing Operations
	Earnings Before Income Taxes (EBT)	Earnings	Diluted Earnings per Share (EPS)
	(Dollars in thousands except per share amounts)
2011
Earnings / EPS from continuing operations	$279,387	$171,368	$3.31
• Restructuring and other charges	3,655	2,489	0.05
• Acquisition transaction costs (1)	2,134	1,991	0.04
• Charge related to tax law change in Michigan	—	5,350	0.10
• Tax benefit from acquisition-related transaction costs	—	(568)	(0.01)

Comparable earnings from continuing operations (2)	$285,176	$180,630	$3.49

2010
Earnings / EPS from continuing operations	$186,305	$124,608	$2.37
• Tax benefit associated with settlement of prior tax year’s audits and the expirationof a statute of limitation	—	(10,771)	(0.21)
• Gain on sale of an international asset previously impaired (1)	(946)	(946)	(0.02)
• Acquisition transaction costs (1)	4,097	4,097	0.08

Comparable earnings from continuing operations (2)	$189,456	$116,988	$2.22

(1)	Refer to Note 26, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements.

(2)	Non-GAAP financial measure. We believe comparable earnings from continuing operations and comparable earnings per diluted common share from continuing operations measures provide useful information to investors because they exclude significant items that are unrelated to our ongoing business operations.

Excluding the special items listed above, comparable earnings from continuing operations increased 54% to $181 million in 2011 and increased 24% to $117 million in 2010. Comparable EPS from continuing operations increased 57% to $3.49 in 2011 and 31% to $2.22 per diluted common share, respectively.

Net earnings (earnings including discontinued operations) increased 44% in 2011 to $170 million or $3.28 per diluted common share and increased 91% in 2010 to $118 million or $2.25 per diluted common share. Net earnings in 2011 and 2010 were negatively impacted by losses from discontinued operations of $2 million and $6 million, respectively. EPS growth in 2011 exceeded the earnings growth reflecting the impact of share repurchase programs.

Free cash flow from continuing operations was negative $257 million in 2011 compared to positive $258 million in 2010. The decline was driven by higher capital expenditures, primarily for revenue earning equipment. In addition, during 2011 we made $362 million in acquisition-related payments. With our stronger earnings and positive operating cash flows, we repurchased approximately 1 million shares of common stock in 2011 for $59 million and made pension contributions of approximately $65 million. We also increased our annual dividend by 8% to $1.12 per share of common stock.

Capital expenditures increased 62% to $1.76 billion in 2011 and reflects higher full service lease spending for new business and replacement of customer fleets and increased commercial rental spending to refresh and grow the fleet. Our debt balance increased 23% to $3.38 billion at December 31, 2011 due to acquisitions and higher vehicle capital spending levels. Our debt to equity ratio also increased to 257% from 196% in 2010. Our total obligations (including off-balance sheet debt) to equity ratio also increased to 261% from 203% in 2010.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

2012 Outlook

We are entering 2012 with good momentum, specific initiatives in place to accelerate organic growth, and confidence in our ability to deliver increased revenue and earnings even with only modest economic improvement anticipated in 2012. We intend to build on the significant progress made in 2011. We plan to deliver increased revenue and solid earnings leverage. In FMS, we expect organic growth of our full service lease fleet, with maintenance costs continuing at somewhat higher levels, resulting from a slightly older fleet. Our commercial rental product should continue to perform very well and we plan to grow that portion of our fleet, while also maintaining improved pricing. Our used vehicle sales activity is expected to generate higher volumes with stable pricing. During the first half of 2012, FMS earnings comparisons will also reflect the benefit of the Hill Hire acquisition completed in June of 2011. In SCS, which beginning in 2012 will be integrated to include all dedicated services, we expect performance to benefit from new business and higher volumes. We are forecasting pension expense to increase by $0.18 per share, based on lower actual and projected pension asset returns. At this early stage of the multi-year vehicle replacement cycle, we plan to invest significant capital to refresh and grow both the lease and commercial rental fleets. These investments will benefit revenue and earnings in 2012 as well as in future years.

Total revenue for the full-year 2012 is forecast to be $6.3 billion, an increase of 4% compared with 2011. Operating revenue for the full-year 2012 is forecast to increase 6% to $5.1 billion compared with 2011. In FMS, contractual leasing and maintenance revenue is expected to increase 5%. Commercial rental revenue is forecast to grow by 17%, driven by strong demand and higher pricing. Total SCS revenue is forecast to increase by 1% and SCS operating revenue is anticipated to increase by 2%, reflecting new sales activity and higher volumes.

ACQUISITIONS

We completed the following FMS acquisitions from 2009 to 2011, under which we acquired a company’s fleet and contractual customers. The acquisitions operate under Ryder’s name and complement our existing market coverage and service network. The results of these acquisitions have been included in our consolidated results since the dates of acquisition. See Note 3, “Acquisitions,” for further discussion.

Company Acquired	Date	Vehicles	Contractual Customers	Market
Hill Hire plc	June 8, 2011	13,700	400	U.K.
B.I.T. Leasing, Inc.	April 1, 2011	490	130	California
The Scully Companies (Scully)	January 28, 2011	2,100	200	Western U.S.
Carmenita Leasing, Inc.	January 10, 2011	190	60	California
Edart Leasing LLC	February 2, 2009	1,600	340	Northeast U.S.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

FULL YEAR CONSOLIDATED RESULTS

				Change
	2011	2010	2009	2011/2010	2010/2009
	(Dollars in thousands, except per share amounts)
Total revenue	$6,050,534	5,136,435	4,887,254	18%	5%
Operating revenue (1)	4,814,557	4,158,239	4,062,512	16	2

Pre-tax earnings from continuing operations	$279,387	186,305	143,769	50	30
Earnings from continuing operations	171,368	124,608	90,117	38	38
Net earnings	169,777	118,170	61,945	44	91

Earnings per common share — Diluted
Continuing operations	$3.31	2.37	1.62	40%	46%
Net earnings	$3.28	2.25	1.11	46%	103%

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our businesses and as a measure of sales activity. FMS fuel services revenue net of related intersegment billings, which is directly impacted by fluctuations in market fuel prices, is excluded from the operating revenue computation as fuel is largely a pass-through to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. Subcontracted transportation revenue in our SCS and DCC business segments is excluded from the operating revenue computation as subcontracted transportation is largely a pass-through to our customers and we realize minimal changes in profitability as a result of fluctuations in subcontracted transportation. Refer to the section titled “Non-GAAP Financial Measures” for a reconciliation of total revenue to operating revenue.

Revenue and cost of revenue by source

Total revenue increased 18% in 2011 to $6.05 billion and increased 5% in 2010 to $5.14 billion. Operating revenue (revenue excluding FMS fuel and all subcontracted transportation) increased 16% in 2011 to $4.81 billion and increased 2% in 2010 to $4.16 billion. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	2011		2010
	Total	Operating	Total	Operating
Acquisitions	9%	10%	—%	—%
Organic including price and volume	3	5	1	1
FMS fuel	4	—	2	—
Subcontracted transportation	1	—	1	—
Foreign exchange	1	1	1	1

Total increase	18%	16%	5%	2%

See “Operating Results by Business Segment” for a further discussion of the revenue impact from acquisitions and organic growth.

Lease and Rental

				Change
	2011	2010	2009	2011/2010	2010/2009
	(Dollars in thousands)
Lease and rental revenues	$2,553,877	2,309,816	2,265,857	11%	2%
Cost of lease and rental	1,746,057	1,604,253	1,552,954	9	3

Gross margin	807,820	705,563	712,903	14	(1)
Gross margin %	32%	31%	31%

Lease and rental revenues represent full service lease and commercial rental product offerings within our FMS business segment. Revenues increased 11% in 2011 to $2.55 billion and increased 2% in 2010 to $2.31 billion. In 2011, the increase was primarily driven by acquisitions and improved global rental demand and pricing. In 2010, the increase was driven by higher global rental market demand and rental pricing, partially offset by lower lease revenue as a result of the cumulative impact of customer fleet downsizings.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Cost of lease and rental represents the direct costs related to lease and rental revenues. These costs are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other fixed costs such as licenses, insurance and operating taxes. Cost of lease and rental excludes interest costs from vehicle financing. Cost of lease and rental increased 9% in 2011 to $1.75 billion and increased 3% in 2010 to $1.60 billion. In 2011 and 2010, the cost increase was due to an increase in revenue and higher maintenance costs of 12% and 10%, respectively, on an older lease fleet.

Gross margin increased 14% to $808 million in 2011 as a result of a 14% increase in rental pricing partially offset by higher maintenance costs on an older lease fleet. Gross margin decreased 1% to $706 million in 2010. Gross margin as a percentage of revenue remained at 31% in 2010.

Services

				Change
	2011	2010	2009	2011/2010	2010/2009
	(Dollars in thousands)
Services revenue	$2,609,174	2,109,748	1,995,515	24%	6%
Cost of services	2,186,353	1,763,018	1,662,303	24	6

Gross margin	422,821	346,730	333,212	22	4
Gross margin %	16%	16%	17%

Services revenue represents all the revenues associated with our SCS and DCC business segments as well as contract maintenance, contract-related maintenance and fleet support services associated with our FMS business segment. Services revenue increased 24% in 2011 to $2.61 billion and increased 6% in 2010 to $2.11 billion. In 2011, the revenue increase was primarily driven by acquisitions in our SCS and DCC business segments. In 2010, the revenue increase was driven by higher freight volumes and fuel cost pass-through in our SCS and DCC business segments.

Cost of services represent the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, SCS and DCC subcontracted transportation (purchased transportation from third parties) and maintenance costs. Cost of services increased 24% in 2011 to $2.19 billion and increased 6% in 2010 to $1.76 billion. In 2011 and 2010, the cost increase was due to an increase in revenue.

Services gross margin increased 22% to $423 million in 2011 and increased 4% to $347 million in 2010. Services gross margin as a percentage of revenue remained at 16% in 2011 and 2010.

Fuel

				Change
	2011	2010	2009	2011/2010	2010/2009
	(Dollars in thousands)
Fuel services revenue	$887,483	716,871	625,882	24%	15%
Cost of fuel services	873,466	699,107	604,371	25	16

Gross margin	14,017	17,764	21,511	(21)	(17)
Gross margin %	2%	2%	3%

Fuel services revenue increased 24% in 2011 to $887 million and increased 15% in 2010 to $717 million. In 2011 and 2010, the revenue increase was due to higher fuel prices passed through to customers.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel increased 25% in 2011 to $873 million and increased 16% in 2010 to $699 million. In 2011 and 2010, the cost increase was due to an increase in fuel prices. Subcontracted transportation costs, which are passed through to customers, increased $87 million and $62 million, respectively, in 2011 and 2010.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Fuel services gross margin decreased 21% to $14 million in 2011 and decreased 17% to $18 million in 2010. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel is established based on market fuel costs. The decline in fuel margin in 2011 and 2010 is the result of less volatility in market fuel costs than in the prior year.

				Change
	2011	2010	2009	2011/2010	2010/2009
	(In thousands)
Other operating expenses	$129,180	134,224	163,534	(4)%	(18)%

Other operating expenses includes costs related to our owned and leased facilities within the FMS business segment such as depreciation, rent, insurance, utilities and taxes. These facilities are utilized to provide maintenance to our lease, rental, contract maintenance and fleet support services customers. Other operating expenses also include the costs associated with used vehicle sales such as writedowns of used vehicles to fair market value and facilities costs. Other operating expenses as a percentage of lease and rental revenue decreased in 2011 and in 2010 due to lower writedowns on vehicles held for sale of $15 million in 2011 and $26 million in 2010.

				Change
	2011	2010	2009	2011/2010	2010/2009
	(Dollars in thousands)
Selling, general and administrative expenses (SG&A)	$771,244	655,375	625,524	18%	5%
Percentage of total revenue	13%	13%	13%

SG&A expenses increased 18% to $771 million in 2011 and increased 5% to $655 million in 2010. SG&A expenses as a percent of total revenue remained at 13% in 2011 and 2010. Incentive based compensation, which primarily impacts SG&A expenses, increased $37 million in 2011 compared to 2010. SG&A expenses were also impacted in 2011 by significant investments in information technology and sales initiatives. The increases in SG&A expenses were offset by the 2011 acquisitions for which we were able to leverage our overhead structure on the additional revenue contributed by the acquisitions.

				Change
	2011	2010	2009	2011/2010	2010/2009
	(In thousands)
Gains on vehicle sales, net	$(62,879)	(28,727)	(12,292)	119%	134%

Gains on vehicle sales, net increased 119% to $63 million in 2011 due to a 30% increase in average pricing on vehicles sold. Gains on vehicle sales, net increased 134% to $29 million in 2010 due to a 41% increase in average pricing on vehicles sold.

				Change
	2011	2010	2009	2011/2010	2010/2009
	(Dollars in thousands)
Interest expense	$133,164	129,994	144,342	2%	(10)%
Effective interest rate	4.3%	5.2%	5.4%

Interest expense increased 2% to $133 million in 2011 because of higher average outstanding debt partially offset by a lower effective interest rate. The increase in average outstanding debt reflects funding for acquisitions and increased capital spending. The lower effective interest rate reflects the replacement of higher interest rate debt with debt issuances at lower rates as well as an increased percentage of variable rate debt. Interest expense decreased 10% to $130 million in 2010 because of lower average debt balances and a lower effective interest rate. A hypothetical 100 basis point change in short-term market interest rates would change annual pre-tax earnings by $10 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

	2011	2010	2009
	(In thousands)
Miscellaneous income, net	$(9,093)	(7,114)	(3,657)

Miscellaneous income, net consists of investment income on securities held to fund certain benefit plans, interest income, gains and losses from sales of property, foreign currency transaction gains, and non-operating items. Miscellaneous income, net improved $2 million in 2011 due to gains from sales of facilities and insurance-related recoveries, partially offset by lower income on our investment securities. Miscellaneous income, net improved $3 million in 2010 primarily due to higher gains from sales of property and a life insurance recovery, partially offset by lower income on investment securities.

	2011	2010	2009
	(In thousands)
Restructuring and other charges, net	$3,655	—	6,406

Refer to Note 5, “Restructuring and Other Charges,” in the Notes to Consolidated Financial Statements for a discussion of these charges.

				Change
	2011	2010	2009	2011/2010	2010/2009
	(Dollars in thousands)
Provision for income taxes	$108,019	61,697	53,652	75%	15%
Effective tax rate from continuing operations	38.7%	33.1%	37.3%

Our provision for income taxes and effective income tax rates are impacted by such items as enacted tax law changes, settlement of tax audits and the reversal of reserves for uncertain tax positions due to the expiration of statutes of limitation. In the aggregate, these items increased the effective rate by 2.6% of pre-tax earnings from continuing operations in 2011 and reduced the effective rate by 5.7% in 2010 and 6.5% in 2009. Excluding these items, our effective tax rate in 2011 benefitted by a higher proportionate amount of earnings in lower tax rate jurisdictions and adjustments related to annual tax filings. The benefits in 2009 were partially offset by the impact of non-deductible expenses on lower pre-tax earnings from continuing operations.

On December 17, 2010, the U.S. enacted the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act and on September 27, 2010, the U.S. enacted the Small Business Job Act of 2010 (collectively, the “Acts”). These Acts expanded and extended bonus depreciation to qualified property placed in service during 2010 through 2012. The impact of these changes resulted in a net operating loss carry forward in 2011. In addition, these changes will significantly reduce our U.S. federal tax payments through 2013.

	2011	2010	2009
	(In thousands)
Loss from discontinued operations, net of tax	$(1,591)	(6,438)	(28,172)

Refer to Note 4, “Discontinued Operations,” in the Notes to Consolidated Financial Statements for a discussion of losses from discontinued operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

FULL YEAR OPERATING RESULTS BY BUSINESS SEGMENT

				Change
	2011	2010	2009	2011/2010	2010/2009
	(In thousands)
Revenue:
Fleet Management Solutions	$4,218,330	3,712,153	3,567,836	14%	4%
Supply Chain Solutions	1,605,364	1,252,251	1,139,911	28	10
Dedicated Contract Carriage	600,674	482,583	470,956	24	2
Eliminations	(373,834)	(310,552)	(291,449)	(20)	(7)

Total	$6,050,534	5,136,435	4,887,254	18%	5%

Operating Revenue:
Fleet Management Solutions	$3,135,857	2,846,532	2,817,733	10%	1%
Supply Chain Solutions	1,290,901	1,004,962	955,409	28	5
Dedicated Contract Carriage	566,643	468,547	456,598	21	3
Eliminations	(178,844)	(161,802)	(167,228)	(11)	3

Total	$4,814,557	4,158,239	4,062,512	16%	2%

EBT:
Fleet Management Solutions	$250,111	172,185	140,400	45%	23%
Supply Chain Solutions	69,460	47,111	35,700	47	32
Dedicated Contract Carriage	32,528	30,966	37,643	5	(18)
Eliminations	(24,212)	(19,275)	(21,058)	(26)	8

	327,887	230,987	192,685	42	20
Unallocated Central Support Services	(42,711)	(41,531)	(35,834)	(3)	(16)
Restructuring and other charges, net and other items (1)	(5,789)	(3,151)	(13,082)	NM	NM

Earnings from continuing operations before income taxes	$279,387	186,305	143,769	50%	30%

(1)	See Note 5, “Restructuring and Other Charges” and Note 26, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements for a discussion of items excluded from our segment measure of profitability.

As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Earnings Before Tax” (EBT) from continuing operations, which includes an allocation of Central Support Services (CSS) and excludes restructuring and other charges, net and other items we do not believe are representative of the ongoing operations of the segment.

CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal and corporate communications. The objective of the EBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included within the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation. See Note 29, “Segment Reporting,” in the Notes to Consolidated Financial Statements for a description of how the remainder of CSS costs are allocated to the business segments.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The following table provides a reconciliation of items excluded from our segment EBT measure to their classification within our Consolidated Statements of Earnings:

	Consolidated Statements of Earnings
Description	Line Item (1)	2011	2010	2009
		(In thousands)
Severance and employee-related costs (2)	Restructuring	$(3,162)	—	(2,206)
Contract termination costs (2)	Restructuring	(493)	—	—
Early retirement of debt (2)	Restructuring	—	—	(4,178)
Asset impairments (2)	Restructuring	—	—	(22)

Restructuring and other charges, net		(3,655)	—	(6,406)
International asset impairment (3)	Cost of services	—	—	(6,676)
Gain on sale of property (3)	Miscellaneous income	—	946	—
Acquisition transaction costs (3)	SG&A	(2,134)	(4,097)	—

Restructuring and other charges, net and other items		$(5,789)	(3,151)	(13,082)

(1)	Restructuring refers to “Restructuring and other charges, net;” Miscellaneous income refers to “Miscellaneous income, net;” SG&A refers to “Selling, general and administrative expenses” on our Consolidated Statements of Earnings
(2)	See Note 5, “Restructuring and Other Charges,” in the Notes to Consolidated Financial Statements for additional information.
(3)	See Note 26, “Other Items Impacting Comparability” in the Notes to Consolidated Financial Statements for additional information.

Our FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to our SCS and DCC segments. Inter-segment revenue and EBT are accounted for at rates similar to those executed with third parties. EBT related to inter-segment equipment and services billed to customers (equipment contribution) are included in both FMS and the business segment which served the customer and then eliminated (presented as “Eliminations”).

The following table reconciles FMS segment revenue to revenue from external customers:

	2011	2010	2009
	(In thousands)
Full service lease revenue	$1,996,273	1,934,346	1,989,676
Commercial rental revenue	722,557	525,083	431,058

Full service lease and commercial rental revenue	2,718,830	2,459,429	2,420,734
Intercompany revenue	(164,953)	(149,613)	(154,877)

Full service lease and commercial rental revenue from external customers	$2,553,877	2,309,816	2,265,857

FMS services revenue	$417,027	387,103	396,999
Intercompany revenue	(13,891)	(12,189)	(12,351)

FMS services revenue from external customers	$403,136	374,914	384,648

FMS fuel services revenue	$1,082,473	865,621	750,103
Intercompany revenue	(194,990)	(148,750)	(124,221)

Fuel services revenue from external customers	$887,483	716,871	625,882

The following table sets forth equipment contribution included in EBT for our SCS and DCC segments:

	2011	2010	2009
	(In thousands)
Equipment Contribution:
Supply Chain Solutions	$8,470	8,426	9,461
Dedicated Contract Carriage	15,742	10,849	11,597

Total	$24,212	19,275	21,058

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Fleet Management Solutions

				Change
	2011	2010	2009	2011/2010	2010/2009
	(Dollars in thousands)
Full service lease	$1,996,273	1,934,346	1,989,676	3%	(3)%
Contract maintenance	155,182	158,784	167,182	(2)	(5)

Contractual revenue	2,151,455	2,093,130	2,156,858	3	(3)
Contract-related maintenance	192,721	160,871	163,306	20	(1)
Commercial rental	722,557	525,083	431,058	38	22
Other	69,124	67,448	66,511	2	1

Operating revenue (1)	3,135,857	2,846,532	2,817,733	10	1
Fuel services revenue	1,082,473	865,621	750,103	25	15

Total revenue	$4,218,330	3,712,153	3,567,836	14%	4%

Segment EBT	$250,111	172,185	140,400	45%	23%

Segment EBT as a % of total revenue	5.9%	4.6%	3.9%	130 bps	70 bps
Segment EBT as a % of operating revenue (1)	8.0%	6.0%	5.0%	200 bps	100 bps

(1)	We use operating revenue, a non-GAAP financial measure, to evaluate the operating performance of our FMS business segment and as a measure of sales activity. Fuel services revenue, which is directly impacted by fluctuations in market fuel prices, is excluded from our operating revenue computation as fuel is largely a pass-through to customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs.

Total revenue increased 14% in 2011 to $4.22 billion and increased 4% in 2010 to $3.71 billion. Operating revenue (revenue excluding fuel) increased 10% in 2011 to $3.14 billion and increased 1% in 2010 to $2.85 billion. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	2011		2010
	Total	Operating	Total	Operating
Acquisitions	4%	5%	—%	—%
Organic including price and volume	4	4	—	—
FMS fuel	5	—	3	—
Foreign exchange	1	1	1	1

Total increase	14%	10%	4%	1%

2011 versus 2010

Fuel services revenue increased 25% in 2011 due to higher fuel prices passed through to customers. Full service lease revenue increased 3% in 2011 reflecting the impact of recent acquisitions. We expect favorable full service lease comparisons to continue next year primarily due to acquisitions as well as new sales activity. Commercial rental revenue increased 38% in 2011 reflecting improved global market demand and higher pricing. We expect favorable commercial rental revenue comparisons to continue next year driven by higher demand and higher pricing on a larger fleet.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The following table provides rental statistics on our global fleet:

				Change
	2011	2010	2009	2011/2010	2010/2009
	(Dollars in thousands)
Non-lease customer rental revenue	$434,043	332,077	265,143	31%	25%

Lease customer rental revenue (1)	$288,514	193,006	165,915	49%	16%

Average commercial rental power fleet size – in service (2), (3)	28,500	23,800	23,000	20%	3%

Commercial rental utilization – power fleet	77.6%	76.1%	68.0%	150 bps	810 bps

(1)	Lease customer rental revenue is revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.
(2)	Number of units rounded to nearest hundred and calculated using average counts.
(3)	Fleet size excluding trailers.

FMS EBT increased 45% in 2011 to $250 million primarily due to significantly better commercial rental performance, improved used vehicle sales results and the impact of acquisitions. The increase in EBT was partially offset by higher compensation-related expenses as well as higher maintenance costs on an older fleet. Commercial rental performance improved 66% as a result of increased market demand and higher pricing on a 23% larger average fleet. The increase in the average fleet reflects organic growth of 13% and an acquisition-related impact of 10%. Used vehicle sales results improved by $49 million primarily due to higher pricing. The improvements in our commercial rental and used vehicle sales activities allowed us to better leverage our fixed costs. Acquisitions increased FMS EBT by 17%.

2010 versus 2009

Fuel services revenue increased 15% in 2010 due to higher fuel prices passed through to customers. Full service lease revenue declined 3% and contract maintenance revenue declined 5% as a result of the cumulative impact of customer fleet downsizings. Commercial rental revenue increased 22% in 2010 reflecting improving global market demand and higher pricing. The average global rental fleet increased 1% in 2010 in response to increased demand. Power fleet utilization increased to 76.1% in 2010 from 68.0% in 2009.

FMS EBT increased 23% in 2010 to $172 million primarily due to better commercial rental performance, improved used vehicle sales results, and lower retirement plans expense. The items were partially offset by lower full service lease results and, to a lesser extent, higher compensation and depreciation expense. Commercial rental performance improved as a result of increased market demand and higher pricing. Used vehicle sales results improved by $42 million primarily due to higher pricing and a lower average inventory level. Retirement plan costs decreased $20 million because of improved performance in the overall stock market in 2009 which impacted 2010 pension expense. Full service lease performance was adversely impacted by increased maintenance costs on a relatively older fleet and the cumulative impact of customer fleet downsizing. Depreciation expense increased $10 million resulting from residual value changes and accelerated depreciation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):

				Change
	2011	2010	2009	2011/ 2010	2010/2009
End of period vehicle count
By type:
Trucks(1)	68,400	63,000	63,600	9%	(1)%
Tractors (2)	55,700	49,600	50,300	12	(1)
Trailers (3), (4)	43,300	33,000	35,400	31	(7)
Other	2,500	3,100	3,100	(19)	—

Total	169,900	148,700	152,400	14%	(2)%

By ownership:
Owned	166,500	145,000	147,200	15%	(1)%
Leased	3,400	3,700	5,200	(8)	(29)

Total	169,900	148,700	152,400	14%	(2)%

By product line:
Full service lease (4)	121,000	111,100	115,100	9%	(3)%
Commercial rental (4)	39,600	29,700	27,400	33	8
Service vehicles and other	3,000	2,700	3,000	11	(10)

Active units	163,600	143,500	145,500	14	(1)
Held for sale	6,300	5,200	6,900	21	(25)

Total	169,900	148,700	152,400	14	(2)

Customer vehicles under contract maintenance	35,300	33,400	34,400	6%	(3)%

Average vehicle count
By product line:
Full service lease	116,200	112,500	118,800	3%	(5)%
Commercial rental	36,600	29,800	29,400	23	1
Service vehicles and other	2,900	2,600	2,900	12	(10)

Active units	155,700	144,900	151,100	7	(4)
Held for sale	5,200	5,800	8,400	(10)	(31)

Total	160,900	150,700	159,500	7	(6)

Customer vehicles under contract maintenance	34,100	33,700	35,200	1%	(4)%

(1)	Generally comprised of Class 1 through Class 6 type vehicles with a Gross Vehicle Weight (GVW) up to 26,000 pounds.
(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Classes 7 and 8 type vehicles with a GVW of over 26,000 pounds.
(3)	Generally comprised of dry, flatbed and refrigerated type trailers.
(4)	Includes 9,500 trailers (6,100 full service lease and 3,400 commercial rental) acquired as part of the Hill Hire acquisition.
Note:	Average vehicle counts were computed using 24-point average based on monthly information.

  ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The totals in the previous table include the following non-revenue earning equipment for the global fleet (number of units rounded to the nearest hundred):

				Change
Number of Units	2011	2010	2009	2011/2010	2010/2009
Not yet earning revenue (NYE)	2,600	800	700	225%	14%
No longer earning revenue (NLE):
Units held for sale	6,300	5,200	6,900	21	(25)
Other NLE units	2,600	2,000	2,900	30	(31)

Total	11,500	8,000	10,500	44%	(24)%

NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. For 2011, the number of NYE units increased compared with prior year reflecting new lease sales. NLE units represent all vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. For 2011, the number of NLE units increased because of higher used vehicle inventory levels and increased levels of vehicle replacement activity. For 2010, the number of NLE units decreased because of lower used vehicle inventory levels and higher rental utilization. We expect NLE levels in 2012 to be slightly higher due to increased levels of vehicle replacement activity from both our lease and rental fleets.

Supply Chain Solutions

				Change
	2011	2010	2009	2011/2010	2010/2009
	(Dollars in thousands)
Operating revenue:
Automotive	$469,245	449,170	409,862	4%	10%
High-tech	236,123	220,494	209,852	7	5
Retail and CPG	420,545	177,797	167,097	137	6
Industrial and other	164,988	157,501	168,598	5	(7)

Total operating revenue (1)	1,290,901	1,004,962	955,409	28	5
Subcontracted transportation	314,463	247,289	184,502	27	34

Total revenue	$1,605,364	1,252,251	1,139,911	28%	10%

Segment EBT	$69,460	47,111	35,700	47%	32%

Segment EBT as a % of total revenue	4.3%	3.8%	3.1%	50 bps	70 bps

Segment EBT as a % of operating revenue (1)	5.4%	4.7%	3.7%	70 bps	100 bps

Memo: Fuel costs (2)	$96,391	78,806	64,915	22%	21%

(1)	In SCS transportation management arrangements, we may act as a principal or as an agent in purchasing transportation on behalf of our customer. We record revenue on a gross basis when acting as principal and we record revenue on a net basis when acting as an agent. As a result, total revenue may fluctuate depending on our role in subcontracted transportation arrangements yet our profitability remains unchanged as we typically realize minimal profitability from subcontracting transportation. We deduct subcontracted transportation expense from total revenue to arrive at operating revenue. We use operating revenue and EBT as a percent of operating revenue, non-GAAP financial measures, to evaluate the operating performance of our SCS business segment and as a measure of sales activity and profitability.
(2)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Total revenue increased 28% in 2011 to $1.61 billion and increased 10% in 2010 to $1.25 billion. Operating revenue (revenue excluding subcontracted transportation) increased 28% in 2011 to $1.29 billion and increased 5% in 2010 to $1.00 billion. We expect favorable revenue comparisons to continue next year due to new sales activity and higher volumes. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	2011		2010
	Total	Operating	Total	Operating
TLC acquisition	20%	23%	—%	—%
Subcontracted transportation	4	—	6	—
Organic including price and volume	2	3	1	2
Fuel cost pass-throughs	1	1	1	1
Foreign exchange	1	1	2	2

Total increase	28%	28%	10%	5%

2011 versus 2010

SCS EBT increased 47% in 2011 to $69 million. The TLC acquisition increased SCS EBT by 27% during 2011. SCS EBT also benefited from higher freight volumes across all industries, new business, and favorable insurance development. These benefits were partially offset by increased compensation-related expenses.

2010 versus 2009

SCS EBT increased 32% in 2010 to $47 million primarily due to improved operating performance, particularly in high tech accounts, and higher automotive production volumes partially offset by higher incentive-based compensation costs.

Dedicated Contract Carriage

				Change
	2011	2010	2009	2011/2010	2010/2009
	(Dollars in thousands)
Operating revenue (1)	$566,643	468,547	456,598	21%	3%
Subcontracted transportation	34,031	14,036	14,358	142	(2)

Total revenue	$600,674	482,583	470,956	24%	2%

Segment EBT	$32,528	30,966	37,643	5%	(18)%

Segment EBT as a % of total revenue	5.4%	6.4%	8.0%	(100) bps	(160) bps

Segment EBT as a % of operating revenue (1)	5.7%	6.6%	8.2%	(90) bps	(160) bps

Memo: Fuel costs (2)	$127,273	83,928	69,858	52%	20%

(1)	In DCC transportation management arrangements we may act as a principal or as an agent in purchasing transportation on behalf of our customer. We record revenue on a gross basis when acting as principal and we record revenue on a net basis when acting as an agent. As a result, total revenue may fluctuate depending on our role in subcontracted transportation arrangements yet our profitability remains unchanged as we typically realize minimal profitability from subcontracting transportation. We deduct subcontracted transportation expense from total revenue to arrive at operating revenue. We use operating revenue and EBT as a percent of operating revenue, non-GAAP financial measures, to evaluate the operating performance of our DCC business segment and as a measure of sales activity and profitability.
(2)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Total revenue increased 24% in 2011 to $601 million and increased 2% in 2010 to $483 million. Operating revenue (revenue excluding subcontracted transportation) increased 21% in 2011 to $567 million and increased 3% in 2010 to $469 million. We expect favorable revenue comparisons next year due to new sales activity and higher volumes. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	2011		2010
	Total	Operating	Total	Operating
Scully acquisition	18%	15%	—%	—%
Fuel cost pass-throughs	5	5	3	3
Subcontracted transportation	1	—	—	—
Organic including price and volume	—	1	(1)	—

Total increase	24%	21%	2%	3%

2011 versus 2010

DCC EBT increased 5% in 2011 to $33 million reflecting lower self-insurance costs from favorable development related to prior year claims and the impact of the Scully acquisition, partially offset by lower operating performance and higher compensation-related expenses.

2010 versus 2009

DCC EBT decreased 18% in 2010 to $31 million primarily due to investments associated with new technology initiatives, higher compensation costs, increased self-insurance costs from unfavorable development related to prior year claims, and lower operating performance caused by increased driver costs.

Central Support Services

				Change
	2011	2010	2009	2011/ 2010	2010/ 2009
	(In thousands)
Human resources	$19,416	15,504	14,707	25%	5%
Finance	49,779	50,871	48,771	(2)	4
Corporate services and public affairs	12,964	13,979	14,139	(7)	(1)
Information technology	61,583	56,873	52,826	8	8
Health and safety	7,540	7,126	7,050	6	1
Other	52,558	39,357	30,072	34	31

Total CSS	203,840	183,710	167,565	11	10
Allocation of CSS to business segments	(161,129)	(142,179)	(131,731)	(13)	(8)

Unallocated CSS	$42,711	41,531	35,834	3%	16%

2011 versus 2010

Total CSS costs increased 11% in 2011 to $204 million due to higher compensation-related expenses and investments in information technology. Unallocated CSS costs increased 3% in 2011 to $43 million due to higher compensation-related expenses.

2010 versus 2009

Total CSS costs increased 10% in 2010 to $184 million primarily due to increased compensation costs, information technology investments and professional services from strategic initiatives. Unallocated CSS costs increased 16% in 2010 to $42 million due to higher compensation costs.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

FOURTH QUARTER CONSOLIDATED RESULTS

	000000000000	000000000000	000000000000
	Three months ended December 31,		Change
	2011	2010	2011/ 2010
	(Dollars in thousands, except per share amounts)
Total revenue	$1,541,094	1,313,426	17%
Operating revenue	1,236,992	1,061,939	16

Pre-tax earnings from continuing operations	$73,112	49,608	47
Earnings from continuing operations	47,664	41,462	15
Net earnings	48,095	37,121	30

Earnings per common share — Diluted
Continuing operations	$0.92	0.80	15%
Net earnings	$0.93	0.72	29%

Revenue

Total revenue increased 17% in the fourth quarter of 2011 to $1.54 billion. Operating revenue (revenue excluding FMS fuel and all subcontracted transportation) increased 16% in the fourth quarter of 2011 to $1.24 billion. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended December 31, 2011
	Total	Operating
Acquisitions	10%	12%
Organic including price and volume	3	4
FMS fuel	3	—
Subcontracted transportation	1	—

Total increase	17%	16%

EBT increased 47% in the fourth quarter of 2011 to $73 million. The increase in EBT was primarily driven by improved commercial rental performance and acquisitions. Acquisitions accounted for 24% of year-over-year EBT growth in the fourth quarter of 2011. However, these increases were partially offset by higher incentive-based compensation costs as a result of improved company performance. See “Operating Results by Business Segment” for a further discussion of operating results. EBT also included acquisition-related restructuring and other charges of $3 million related to our Hill Hire integration efforts. Excluding these charges, comparable EBT increased 45% in the fourth quarter of 2011 to $76 million.

Earnings and Diluted Earnings Per Share (EPS) from Continuing Operations

Earnings from continuing operations increased 15% to $48 million and EPS from continuing operations increased 15% to $0.92 in the fourth quarter of 2011. Earnings and EPS from continuing operations in the fourth quarter of 2011 included the $2.4 million or $0.05 per diluted common share acquisition-related restructuring and other charges. Earnings and EPS from continuing operations in the fourth quarter of 2010 included a $8 million or $0.15 per diluted common share benefit related to certain tax benefits partially offset by restructuring and other items. Excluding these items, comparable earnings and EPS from continuing operations increased 48% to $50 million and 49% to $0.97 per diluted common share, respectively.

We believe that comparable EBT, comparable earnings from continuing operations and comparable EPS from continuing operations measures provide useful information to investors because they exclude significant items that are unrelated to our ongoing business operations. See Note (S), “Other Items Impacting Comparability,” for information regarding items excluded from the 2011 results.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Net Earnings and EPS

Net earnings increased 30% in the fourth quarter of 2011 to $48 million or $0.93 per diluted common share. Net earnings in the fourth quarter were impacted by earnings from discontinued operations of $0.4 million in 2011 and losses of $4 million in 2010. The earnings from discontinued operations in 2011 were due to $1 million of favorable insurance reserve developments.

FOURTH QUARTER OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended December 31,		Change
	2011	2010	2011/2010
	(In thousands)
Revenue:
Fleet Management Solutions	$1,074,655	948,060	13%
Supply Chain Solutions	408,670	325,094	26
Dedicated Contract Carriage	156,627	121,825	29
Eliminations	(98,858)	(81,553)	(21)

Total	$1,541,094	1,313,426	17%

Operating Revenue:
Fleet Management Solutions	$813,313	726,254	12%
Supply Chain Solutions	324,663	258,309	26
Dedicated Contract Carriage	147,140	119,257	23
Eliminations	(48,124)	(41,881)	(15)

Total	$1,236,992	1,061,939	16%

EBT:
Fleet Management Solutions	$69,889	49,498	41%
Supply Chain Solutions	17,767	12,327	44
Dedicated Contract Carriage	7,011	6,529	7
Eliminations	(7,114)	(4,770)	(49)

	87,553	63,584	38
Unallocated Central Support Services	(11,147)	(10,825)	(3)
Restructuring and other charges, net and other items	(3,294)	(3,151)	NM

Earnings from continuing operations before income taxes	$73,112	49,608	47%

Fleet Management Solutions

Total revenue increased 13% to $1.07 billion in the fourth quarter of 2011. Operating revenue (revenue excluding fuel) increased 12% in the fourth quarter of 2011 to $813 million. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year.

	Three months ended December 31, 2011
	Total	Operating
Acquisitions	6%	7%
Organic including price and volume	3	5
FMS fuel	4	—

Total increase	13%	12%

Fuel services revenue increased 18% in the fourth quarter of 2011 due to higher prices passed through to customers. Full service lease revenue increased 5% in the fourth quarter of 2011 from to the impact of recent acquisitions. Commercial rental revenue increased 38% in the fourth quarter of 2011 reflecting improved global market demand and higher pricing.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

FMS EBT increased 41% in the fourth quarter of 2011 to $70 million primarily due to significantly better commercial rental performance, acquisitions and improved used vehicle sales results. The increase in EBT was partially offset by higher maintenance costs on an older fleet, investments in sales and marketing initiatives, and higher compensation-related expenses. Commercial rental performance improved 54% as a result of increased market demand and higher pricing on a 31% larger average fleet. The increase in the average fleet reflects organic growth of 13% and an acquisition-related impact of 18%. Used vehicle sales results improved by $7 million primarily due to higher pricing and demand. Acquisitions increased FMS EBT by 23%.

Supply Chain Solutions

Total revenue increased 26% in the fourth quarter of 2011 to $409 million. Operating revenue (revenue excluding subcontracted transportation) increased 26% in the fourth quarter of 2011 to $325 million. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended December 31, 2011
	Total	Operating
TLC acquisition	18%	21%
Subcontracted transportation	4	—
Organic including price and volume	5	6
Foreign exchange	(1)	(1)

Total increase	26%	26%

SCS EBT increased 44% in the fourth quarter of 2011 to $18 million. The TLC acquisition increased SCS EBT by 11% during the fourth quarter of 2011. SCS EBT also benefited from favorable prior year insurance development and new business.

Dedicated Contract Carriage

Total revenue increased 29% in the fourth quarter of 2011 to $157 million. Operating revenue (revenue excluding subcontracted transportation) increased 23% in the fourth quarter of 2011 to $147 million. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended December 31, 2011
	Total	Operating
Scully acquisition	21%	17%
Organic including price and volume	1	1
Fuel cost pass-throughs	5	5
Subcontracted transportation	2	—

Total increase	29%	23%

DCC EBT increased 7% in the fourth quarter of 2011 to $7 million reflecting lower insurance costs from favorable development related to prior year claims partially offset by lower operating performance.

Central Support Services

Total CSS costs increased 8% in the fourth quarter of 2011 to $52 million primarily due to higher compensation-related expenses, investments in information technology initiatives and increased professional fees. Unallocated CSS costs increased 3% in the fourth quarter of 2011 to $11 million primarily due to higher investments in information technology initiatives.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows

The following is a summary of our cash flows from operating, financing and investing activities from continuing operations:

	2011	2010	2009
	(In thousands)
Net cash provided by (used in):
Operating activities	$1,041,956	1,028,034	984,956
Financing activities	504,202	78,166	(542,016)
Investing activities	(1,657,172)	(982,464)	(448,610)
Effect of exchange rate changes on cash	3,219	1,723	1,794

Net change in cash and cash equivalents	$(107,795)	125,459	(3,876)

Cash provided by operating activities from continuing operations increased to $1.04 billion in 2011 compared with $1.03 billion in 2010 because of higher cash based earnings partially offset by an increase in working capital needs. Cash provided by financing activities increased to $504 million in 2011 from $78 million in 2010 due to higher borrowing needs to fund acquisitions and capital spending. Cash used in investing activities increased to $1.66 billion in 2011 compared with $982 million in 2010 primarily due to higher vehicle capital spending and acquisition-related payments in 2011.

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

The following table shows the sources of our free cash flow computation:

	2011	2010	2009
	(In thousands)
Net cash provided by operating activities	$1,041,956	1,028,034	984,956
Sales of revenue earning equipment	290,336	220,843	211,002
Sales of operating property and equipment	9,905	13,844	4,634
Collections on direct finance leases	62,224	61,767	65,242
Sale and leaseback of revenue earning equipment	37,395	—	—
Other, net	—	3,178	209

Total cash generated	1,441,816	1,327,666	1,266,043
Purchases of property and revenue earning equipment	(1,698,589)	(1,070,092)	(651,953)

Free cash flow	$(256,773)	257,574	614,090

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Free cash flow decreased to negative $257 million in 2011 compared with positive $258 million in 2010 primarily due to higher vehicle capital spending partially offset by higher proceeds from the sale of revenue earning equipment. Free cash flow decreased to $258 million in 2010 compared with $614 million in 2009 primarily due to higher vehicle capital spending and lower cash-based earnings partially offset by lower pension contributions. We expect negative free cash flow in 2012 to be approximately $430 million reflecting higher capital expenditures.

Capital expenditures are generally used to purchase revenue earning equipment (trucks, tractors and trailers) within our FMS segment. These expenditures primarily support the full service lease product line as well as the commercial rental product line. The level of capital required to support the full service lease product line varies directly with the customer contract signings for replacement vehicles and growth. These contracts are long-term agreements that result in predictable cash flows typically over a three to seven year term for trucks and tractors and ten years for trailers. The commercial rental product line utilizes capital for the purchase of vehicles to replenish and expand the fleet available for shorter-term use by contractual or occasional customers. Operating property and equipment expenditures primarily relate to FMS and SCS spending on items such as vehicle maintenance facilities and equipment, computer and telecommunications equipment, investments in technologies, and warehouse facilities and equipment.

The following is a summary of capital expenditures:

	2011	2010	2009
	(In thousands)
Revenue earning equipment:
Full service lease	$1,067,025	646,671	547,750
Commercial rental	622,181	378,678	7,436

	1,689,206	1,025,349	555,186
Operating property and equipment	70,673	62,302	56,216

Total capital expenditures (1)	1,759,879	1,087,651	611,402
Changes in accounts payable related to purchases of revenue earning equipment	(61,290)	(17,559)	40,551

Cash paid for purchases of property and revenue earning equipment	$1,698,589	1,070,092	651,953

(1)	Capital expenditures exclude non-cash additions in 2011 of $37 million in assets held under capital leases resulting from a sale-leaseback transaction. Non-cash additions also exclude approximately $2 million, $2 million and $1 million in 2011, 2010 and 2009, respectively, in assets held under capital leases resulting from the extension of existing operating leases and other additions.

Capital expenditures (accrual basis) increased 62% to $1.76 billion in 2011 because of higher full service lease vehicle spending for new business and replacements of customer fleets and increased commercial rental spending to refresh and grow the rental fleet. Capital expenditures (accrual basis) increased 78% to $1.09 billion in 2010 primarily as a result of a planned increase in commercial rental spending to refresh and grow the fleet. We expect capital expenditures to increase to $2.15 billion, as we make investments in both the lease and rental fleet. We expect to fund 2012 capital expenditures with both internally generated funds and additional debt financing.

Working Capital

	2011	2010
	(In thousands)
Current assets	$1,088,173	$1,023,301
Current liabilities	1,173,823	1,131,519

Working capital	$(85,650)	$(108,218)

Our net working capital (current assets less current liabilities) was $(86) million at December 31, 2011 compared with $(108) million at December 31, 2010. The increase in net working capital was primarily due to a net decrease of $146 million in short-term debt and the current portion of long-term debt and cash. Excluding the decrease in short-term debt, other working capital components decreased $123 million primarily due to a lower cash balance as of the end of 2011.

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

Our debt ratings at December 31, 2011 were as follows:

	Short-term	Long-term	Outlook
Moody’s Investors Service	P2	Baa1	Stable (affirmed February 2011)
Standard & Poor’s Ratings Services	A2	BBB+	Stable (affirmed August 2011)
Fitch Ratings	F2	A-	Stable (affirmed March 2011)

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

At December 31, 2011, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$483
Trade receivables program	175

We have a $900 million global revolving credit facility with a syndicate of twelve lending institutions which matures in June 2016 and is used primarily to finance working capital and provide support for the issuance of unsecured commercial paper in the U.S. and Canada. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated tangible net worth, of less than or equal to 300%. Tangible net worth, as defined in the credit facility, includes 50% of our deferred federal income tax liability and excludes the book value of our intangibles. The ratio at December 31, 2011 was 255%.

We also have a $175 million trade receivables purchase and sale program, pursuant to which we ultimately sell certain ownership interests in certain of our domestic trade accounts receivable to a receivables conduit or committed purchasers. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The program expires on October 26, 2012. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables.

Refer to Note 16, “Debt,” in the Notes to Consolidated Financial Statements for further discussion around the global revolving credit facility and the trade receivables program.

On February 25, 2010, Ryder filed an automatic shelf registration statement on Form S-3 with the SEC. The registration is for an indeterminate number of securities and is effective for three years. Under this universal shelf registration statement, we have the capacity to offer and sell from time to time various types of securities, including common stock, preferred stock and debt securities, subject to market demand and ratings status. Refer to Note 16, “Debt,” in the Notes to Consolidated Financial Statements for a discussion around the issuance of medium-term notes under this shelf registration statement and debt maturities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The following table shows the movements in our debt balance:

	2011	2010
	(In thousands)
Debt balance at January 1	$2,747,002	2,497,691

Cash-related changes in debt:
Net change in commercial paper borrowings	46,749	174,939
Proceeds from issuance of medium-term notes	699,244	300,000
Proceeds from issuance of other debt instruments	267,158	14,169
Retirement of medium-term notes and debentures	(375,000)	(175,000)
Other debt repaid, including capital lease obligations	(44,287)	(73,668)
Net change from discontinued operations	(140)	(2,955)

	593,724	237,485
Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	6,414	3,328
Addition of capital lease obligations	39,279	2,164
Changes in foreign currency exchange rates and other non-cash items	(4,274)	6,334

Total changes in debt	635,143	249,311

Debt balance at December 31	$3,382,145	2,747,002

In accordance with our funding philosophy, we attempt to match the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25%—45% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total obligations (including notional value of swap agreements) was 40% and 28% at December 31, 2011 and 2010, respectively.

Ryder’s leverage ratios and a reconciliation of on-balance sheet debt to total obligations were as follows:

	2011	% of Equity	2010	% of Equity
	(Dollars in thousands)
On-balance sheet debt	$3,382,145	257%	$2,747,002	196%
Off-balance sheet debt — PV of minimum lease payments and guaranteed residual values under operating leases for vehicles (1)	63,960		99,797

Total obligations	$3,446,105	261%	$2,846,799	203%

(1)	Present value (PV) does not reflect payments we would be required to make if we terminated the related leases prior to the scheduled expiration dates.

On-balance sheet debt to equity consists of balance sheet debt divided by total equity. Total obligations to equity represents balance sheet debt plus the present value of minimum lease payments and guaranteed residual values under operating leases for vehicles, discounted based on our incremental borrowing rate at lease inception, all divided by total equity. Although total obligations is a non-GAAP financial measure, we believe that total obligations is useful as it provides a more complete analysis of our existing financial obligations and helps better assess our overall leverage position. The increase in our leverage ratios in 2011 was due to acquisitions and increased investments in vehicles as well as a pension equity charge.

Off-Balance Sheet Arrangements

Sale and leaseback transactions. Refer to Note 15, “Leases,” in the Notes to Consolidated Financial Statements for a discussion of our sale-leaseback transactions.

Guarantees. Refer to Note 19, “Guarantees,” in the Notes to Consolidated Financial Statements for a discussion of our agreements involving guarantees.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Contractual Obligations and Commitments

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements, lease agreements and unconditional purchase obligations. The following table summarizes our expected future contractual cash obligations and commitments at December 31, 2011:

	2012	2013- 2014	2015- 2016	Thereafter	Total
			(In thousands)
Debt	$267,496	685,346	1,846,057	513,356	3,312,255
Capital lease obligations	6,870	12,721	11,291	17,165	48,047

Total debt, including capital leases (1)	274,366	698,067	1,857,348	530,521	3,360,302

Interest on debt (2)	128,370	199,853	115,402	102,659	546,284
Operating leases (3)	96,623	141,651	44,081	30,797	313,152
Purchase obligations (4)	652,818	19,171	12,839	2,683	687,511

Total contractual cash obligations	877,811	360,675	172,322	136,139	1,546,947

Insurance obligations (primarily self-insurance)	120,045	93,091	36,183	28,116	277,435
Other long-term liabilities (5), (6), (7)	2,296	2,881	2,548	46,287	54,012

Total	$1,274,518	1,154,714	2,068,401	741,063	5,238,696

(1)	Net of unamortized discount.
(2)	Total debt matures at various dates through fiscal year 2025 and bears interest principally at fixed rates. Interest on variable-rate debt is calculated based on the applicable rate at December 31, 2011. Amounts are based on existing debt obligations, including capital leases, and do not consider potential refinancing of expiring debt obligations.
(3)	Represents future lease payments associated with vehicles, equipment and properties under operating leases. Amounts are based upon the general assumption that the leased asset will remain on lease for the length of time specified by the respective lease agreements. No effect has been given to renewals, cancellations, contingent rentals or future rate changes.
(4)	The majority of our purchase obligations are pay-as-you-go transactions made in the ordinary course of business. Purchase obligations include agreements to purchase goods or services that are legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed minimum or variable price provisions; and the approximate timing of the transaction. The most significant item included in the above table are purchase obligations related to vehicles. Purchase orders made in the ordinary course of business that are cancelable are excluded from the above table. Any amounts for which we are liable under purchase orders for goods received are reflected in our Consolidated Balance Sheets as “Accounts payable” and “Accrued expenses and other current liabilities” and are excluded from the above table.
(5)	Represents other long-term liability amounts reflected in our Consolidated Balance Sheets that have known payment streams. The most significant items included were asset retirement obligations and deferred compensation obligations.
(6)	The amounts exclude our estimated pension contributions. For 2012, our pension contributions, including our minimum funding requirements as set forth by ERISA and international regulatory bodies, are expected to be $81 million. Our minimum funding requirements after 2012 are dependent on several factors. However, we estimate that the undiscounted required global contributions over the next five years are approximately $544 million (pre-tax) (assuming expected long-term rate of return realized and other assumptions remain unchanged). We also have payments due under our other postretirement benefit (OPEB) plans. These plans are not required to be funded in advance, but are pay-as-you-go. See Note 24, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for further discussion.
(7)	The amounts exclude $69 million of liabilities associated with uncertain tax positions as we are unable to reasonably estimate the ultimate amount or timing of settlement. See Note 14, “Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Pension Information

Over the past few years we have made the following amendments to our defined benefit retirement plans:

•	In July 2009, our Board of Directors approved an amendment to freeze our United Kingdom (U.K.) retirement plan for all participants effective March 31, 2010.

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

As a result of these amendments, non-grandfathered plan participants ceased accruing benefits under the plan as of the respective amendment effective date and began receiving an enhanced benefit under a defined contribution plan. All retirement benefits earned as of the amendment effective date were fully preserved and will be paid in accordance with the plan and legal requirements. There was no material impact to our financial condition and operating results from the plan amendments in 2009, 2010 or 2011.

Due to the underfunded status of our defined benefit plans, we had an accumulated net pension equity charge (after-tax) of $595 million and $423 million at December 31, 2011 and 2010, respectively. The higher equity charge in 2011 reflects the impact of a lower discount rate and lower actual returns compared to the expected asset returns during 2011. The total asset return for our U.S. qualified pension plan (our primary plan) was negative 0.5% in 2011.

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. During 2011, total pension contributions, including our international plans, were $65 million compared with $64 million in 2010. We estimate 2012 required pension contributions will be $81 million. After considering the 2011 contributions and asset performance, the projected present value of estimated global pension contributions that would be required over the next 5 years totals approximately $496 million (pre-tax). Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in future years. The ultimate amount of contributions is also dependent upon the requirements of applicable laws and regulations. See Note 24, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.

Pension expense totaled $34 million in 2011 compared to $42 million in 2010. The decrease in pension expense reflects reduced amortization of actuarial losses attributed to higher than expected return on pension assets in 2010 and the favorable impact from pension contributions made in the fourth quarter of 2010. We expect 2012 pension expense to increase approximately $15 million primarily because of increased amortization of actuarial losses attributed to lower than expected actual return on plan assets in 2011 as well as a reduction in our expected return on plan assets. Our 2012 pension expense estimates are subject to change based upon the completion of the actuarial analysis for all pension plans. See the section titled “Critical Accounting Estimates — Pension Plans” for further discussion on pension accounting estimates.

We participate in eleven U.S. multi-employer pension (MEP) plans that provide defined benefits to employees covered by collective bargaining agreements. At December 31, 2011, approximately 890 employees (approximately 3% of total employees) participated in these MEP plans. The annual net pension cost of the MEP plans is equal to the annual contribution determined in accordance with the provisions of negotiated labor contracts. Our current annualized MEP plan contributions total approximately $6 million. Pursuant to current U.S. pension laws, if any MEP plans fail to meet certain minimum funding thresholds, we could be required to make additional MEP plan contributions, until the respective labor agreement expires, of up to 10% of current contractual requirements. Several factors could cause MEP plans not to meet these minimum funding thresholds, including unfavorable investment performance, changes in participant demographics, and increased benefits to participants. The plan administrators and trustees of the MEP plans provide us with the annual funding notice as required by law. This notice sets forth the funded status of the plan as of the beginning of the prior year but does not provide any company-specific information.

Employers participating in MEP plans can elect to withdraw from the plans, contingent upon labor union consent, and be subject to a withdrawal obligation based on, among other factors, the MEP plan’s unfunded vested benefits. U.S. pension regulations provide that an employer can fund its withdrawal obligation in a lump sum or over a time period of up to 20 years based on previous contribution rates. Based on the most recently available plan information, obtained in 2011, we estimate our pre-tax contingent MEP plan withdrawal obligation to be approximately $27 million. We have no current intention of taking any action that would subject us to the payment of material withdrawal obligations; however, under applicable law, in very limited circumstances, the plan trustee can impose these obligations on us. See Note 24, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Share Repurchase Programs and Cash Dividends

Refer to Note 20, “Share Repurchase Programs,” in the Notes to Consolidated Financial Statements for a discussion on our share repurchase programs.

Cash dividend payments to shareholders of common stock were $58 million in 2011, $54 million in 2010, and $53 million in 2009. During 2011, we increased our annual dividend to $1.16 per share of common stock.

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

At December 31, 2011, we had $1.98 billion of fixed-rate debt outstanding (excluding capital leases) with a weighted-average interest rate of 5.2% and a fair value of $2.15 billion. A hypothetical 10% decrease or increase in the December 31, 2011 market interest rates would impact the fair value of our fixed-rate debt by approximately $25 million at December 31, 2011. Changes in the relative sensitivity of the fair value of our financial instrument portfolio for these theoretical changes in the level of interest rates are primarily driven by changes in our debt maturities, interest rate profile and amount.

At December 31, 2011, we had $1.36 billion of variable-rate debt, including the impact of interest rate swaps, which effectively changed $550 million of fixed-rate debt instruments to LIBOR-based floating-rate debt. Changes in the fair value of the interest rate swaps were offset by changes in the fair value of the debt instruments and no net gain or loss was recognized in earnings. The fair value of our interest rate swap agreements at December 31, 2011 was recorded as an asset totaling $22 million. The fair value of our variable-rate debt at December 31, 2011 was $1.36 billion. A hypothetical 10% increase in market interest rates would have impacted 2011 pre-tax earnings from continuing operations by approximately $2 million.

We also are subject to interest rate risk with respect to our pension and postretirement benefit obligations, as changes in interest rates will effectively increase or decrease our liabilities associated with these benefit plans, which also results in changes to the amount of pension and postretirement benefit expense recognized each period.

Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. The majority of our transactions are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed include the Canadian dollar, British pound sterling and Mexican peso. We manage our exposure to foreign currency exchange rate risk related to our foreign operations’ buying, selling and financing in currencies other than local currencies by naturally offsetting assets and liabilities not denominated in local currencies to the extent possible. A hypothetical uniform 10% strengthening in the value of the dollar relative to all the currencies in which our transactions are denominated would result in a decrease to pre-tax earnings from continuing operations of approximately $5 million. We also use foreign currency option contracts and forward agreements from time to time to hedge foreign currency transactional exposure. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries, since we generally have no near-term intent to repatriate funds from such subsidiaries.

Exposure to market risk for fluctuations in fuel prices relates to a small portion of our service contracts for which the cost of fuel is integral to service delivery and the service contract does not have a mechanism to adjust for increases in fuel prices. At December 31, 2011, we also had various fuel purchase arrangements in place to ensure delivery of fuel at market rates in the event of fuel

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

shortages. We are exposed to fluctuations in fuel prices in these arrangements since none of the arrangements fix the price of fuel to be purchased. Increases and decreases in the price of fuel are generally passed on to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. We believe the exposure to fuel price fluctuations would not materially impact our results of operations, cash flows or financial position.

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

Depreciation and Residual Value Guarantees. We periodically review and adjust the residual values and useful lives of revenue earning equipment of our FMS business segment as described in Note 1, “Summary of Significant Accounting Policies — Revenue Earning Equipment, Operating Property and Equipment, and Depreciation” and “Summary of Significant Accounting Policies — Residual Value Guarantees and Deferred Gains,” in the Notes to Consolidated Financial Statements. Reductions in residual values (i.e., the price at which we ultimately expect to dispose of revenue earning equipment) or useful lives will result in an increase in depreciation expense over the life of the equipment. Based on the mix of revenue earning equipment at December 31, 2011, a 10% decrease in expected vehicle residual values would increase depreciation expense in 2012 by approximately $116 million. We review residual values and useful lives of revenue earning equipment on an annual basis or more often if deemed necessary for specific groups of our revenue earning equipment. Reviews are performed based on vehicle class, generally subcategories of trucks, tractors and trailers by weight and usage. Our annual review is established with a long-term view considering historical market price changes, current and expected future market price trends, expected life of vehicles included in the fleet and extent of alternative uses for leased vehicles (e.g., rental fleet, and SCS and DCC applications). As a result, future depreciation expense rates are subject to change based upon changes in these factors. While we believe that the carrying values and estimated sales proceeds for revenue earning equipment are appropriate, there can be no assurance that deterioration in economic conditions or adverse changes to expectations of future sales proceeds will not occur, resulting in lower gains or losses on sales.

At the end of each year, we complete our annual review of the residual values and useful lives of revenue earning equipment. Based on the results of our analysis in 2011, we will adjust the residual values and useful lives of certain classes of our revenue earning equipment effective January 1, 2012. The change will increase earnings in 2012 by approximately $18 million compared with 2011. Factors that could cause actual results to materially differ from the estimated results include significant changes in the used-equipment market brought on by unforeseen changes in technology innovations and any resulting changes in the useful lives of used equipment. Based on the results of the 2010 review, we adjusted the residual values and useful lives of certain classes of revenue earning equipment effective January 1, 2011. The residual value changes increased pre-tax earnings for 2011 by approximately $5 million compared with 2010. Based on the results of our 2009 analysis, we adjusted the residual values of certain classes of our revenue earning equipment effective January 1, 2010. The residual value changes decreased pre-tax earnings for 2010 by approximately $14 million compared with 2009.

Depreciation expense was $872 million, $834 million and $881 million in 2011, 2010 and 2009, respectively, and has been recorded within “Cost of lease and rental,” “Cost of services,” “Cost of fuel services” and “Other operating expenses” depending on the nature of the related asset. Depreciation expense relates primarily to FMS revenue earning equipment. Depreciation expense increased 5% in 2011 driven by $41 million from acquisitions, foreign exchange movements of $7 million and higher average net

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

vehicle investments. The increase was partially offset by $15 million of lower write-downs of vehicles held for sale and $10 million from both changes in residual values and accelerated depreciation. Depreciation expense decreased 5% in 2010 because of a smaller fleet as well as decreased write-downs of $26 million. The decrease in depreciation expense was partially offset by higher average vehicle investments as well as changes in both residual values of certain classes of our revenue earning equipment effective January 1, 2010 and accelerated depreciation for select vehicles expected to be sold by 2011.

We also lease vehicles under operating lease agreements. Certain of these agreements contain limited guarantees for a portion of the residual values of the equipment. Results of the reviews described above for owned equipment are also applied to equipment under operating lease. The amount of residual value guarantees expected to be paid is recognized as rent expense over the expected remaining term of the lease. At December 31, 2011, total liabilities for residual value guarantees of $4 million were included in “Accrued expenses and other current liabilities” (for those payable in less than one year) and in “Other non-current liabilities.” Based on the existing mix of vehicles under operating lease agreements at December 31, 2011, a 10% decrease in expected vehicle residual values would increase rent expense in 2012 by approximately $2 million.

Pension Plans. We apply actuarial methods to determine the annual net periodic pension expense and pension plan liabilities on an annual basis, or on an interim basis if there is an event requiring remeasurement. Each December, we review actual experience compared with the more significant assumptions used and make adjustments to our assumptions, if warranted. In determining our annual estimate of periodic pension cost, we are required to make an evaluation of critical factors such as discount rate, expected long-term rate of return, expected increase in compensation levels, retirement rate and mortality. Discount rates are based upon a duration analysis of expected benefit payments and the equivalent average yield for high quality corporate fixed income investments as of our December 31 annual measurement date. In order to provide a more accurate estimate of the discount rate relevant to our plan, we use models that match projected benefits payments of our primary U.S. plan to coupons and maturities from a hypothetical portfolio of high quality corporate bonds. Long-term rate of return assumptions are based on actuarial review of our asset allocation strategy and long-term expected asset returns. Investment management and other fees paid using plan assets are factored into the determination of asset return assumptions. In 2011, we adjusted our long-term expected rate of return assumption for our primary U.S. plan down to 7.45% from 7.65% based on the factors reviewed. The composition of our pension assets was 64% equity securities and 36% debt securities and other investments. As part of our strategy to manage future pension costs and net funded status volatility, we regularly assess our pension investment strategy. We evaluate our mix of investments between equity and fixed income securities and may adjust the composition of our pension assets when appropriate. For 2012, our target asset allocation is 60% equity securities, 30% fixed income, and 10% all other types of investments. The rate of increase in compensation levels and retirement rates are based primarily on actual experience.

Accounting guidance applicable to pension plans does not require immediate recognition of the effects of a deviation between these assumptions and actual experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and recorded within “Accumulated other comprehensive loss.” We had a pre-tax actuarial loss of $927 million at the end of 2011 compared with a loss of $658 million at the end of 2010. The increase in the net actuarial loss in 2011 resulted primarily from a lower discount rate and lower than expected pension asset returns. To the extent the amount of actuarial gains and losses exceed 10% of the larger of the benefit obligation or plan assets, such amount is amortized over the average remaining life expectancy of active participants or the remaining life expectancy of inactive participants if all or almost all of a plan’s participants are inactive. The amount of the actuarial loss subject to amortization in 2012 and future years will be $730 million. We expect to recognize approximately $31 million of the net actuarial loss as a component of pension expense in 2012. The effect on years beyond 2012 will depend substantially upon the actual experience of our plans.

Disclosure of the significant assumptions used in arriving at the 2011 net pension expense is presented in Note 24, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements. A sensitivity analysis of 2011 net pension expense to changes in key underlying assumptions for our primary plan, the U.S. pension plan, is presented below.

	Assumed Rate	Change	Impact on 2011 Net Pension Expense	Effect on December 31, 2011 Projected Benefit Obligation
Expected long-term rate of return on assets	7.45%	+/– 0.25%	–/+ $2.7 million
Discount rate increase	5.70%	+ 0.25%	– $0.8 million	– $44 million
Discount rate decrease	5.70%	– 0.25%	+ $0.5 million	+ $44 million
Actual return on assets	7.45%	+/– 0.25%	–/+ $0.3 million

Self-Insurance Accruals. Self-insurance accruals were $253 million and $243 million as of December 31, 2011 and 2010, respectively. The majority of our self-insurance relates to vehicle liability and workers’ compensation. We use a variety of statistical and actuarial methods that are widely used and accepted in the insurance industry to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

factors as frequency and severity of claims, claim development and payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services, unpredictability of the size of jury awards and limitations inherent in the estimation process. During 2011, 2010, and 2009, we recorded a benefit (charge) within earnings from continuing operations of $4 million, $(3) million, and $1 million, respectively, from development in estimated prior years’ self-insured loss reserves. Based on self-insurance accruals at December 31, 2011, a 5% adverse change in actuarial claim loss estimates would increase operating expense in 2012 by approximately $11 million.

Goodwill Impairment. We assess goodwill for impairment, as described in Note 1, “Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements, on an annual basis or more often if deemed necessary. At December 31, 2011, goodwill totaled $377 million. To determine whether goodwill impairment indicators exist, we are required to assess the fair value of the reporting unit and compare it to the carrying value. A reporting unit is a component of an operating segment for which discrete financial information is available and management regularly reviews its operating performance.

Our valuation of fair value for each reporting unit is determined based on an average of discounted future cash flow models that use ten years of projected cash flows and various terminal values based on multiples, book value or growth assumptions. We considered the current trading multiples for comparable publicly-traded companies and the historical pricing multiples for comparable merger and acquisition transactions that have occurred in our industry. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. Our discount rates reflect a weighted average cost of capital based on our industry and capital structure adjusted for equity risk premiums and size risk premiums based on market capitalization. Estimates of future cash flows are dependent on our knowledge and experience about past and current events and assumptions about conditions we expect to exist, including long-term growth rates, capital requirements and useful lives. Our estimates of cash flows are also based on historical and future operating performance, economic conditions and actions we expect to take. In addition to these factors, our SCS reporting units are dependent on several key customers or industry sectors. The loss of a key customer may have a significant impact to one of our SCS reporting units, causing us to assess whether or not the event resulted in a goodwill impairment loss. While we believe our estimates of future cash flows are reasonable, there can be no assurance that deterioration in economic conditions, customer relationships or adverse changes to expectations of future performance will not occur, resulting in a goodwill impairment loss. Our annual impairment test performed as of April 1, 2011 did not result in any impairment of goodwill. The excess of fair value over carrying value for each of our reporting units as of April 1, 2011, our annual testing date, ranged from approximately $13 million to approximately $361 million. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 5% decrease to the fair values of each reporting unit. This hypothetical 5% decrease would result in excess fair value over carrying value ranging from approximately $9 million to approximately $204 million for each of our reporting units.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Tax regulations require items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements is different than that reported in the tax return. Some of these differences are permanent, such as expenses that are not deductible on the tax return, and some are timing differences, such as depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years for which we have already recorded the tax benefit in the financial statements. Deferred tax assets amounted to $626 million and $365 million at December 31, 2011 and 2010, respectively. We record a valuation allowance for deferred tax assets to reduce such assets to amounts expected to be realized. At December 31, 2011 and 2010, the deferred tax valuation allowance, principally attributed to foreign tax loss carryforwards in the SCS business segment, was $41 million and $39 million, respectively. In determining the required level of valuation allowance, we consider whether it is more likely than not that all or some portion of deferred tax assets will not be realized. This assessment is based on management’s expectations as to whether sufficient taxable income of an appropriate character will be realized within tax carryback and carryforward periods. Our assessment involves estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates. Should we change our estimate of the amount of deferred tax assets that we would be able to realize, an adjustment to the valuation allowance would result in an increase or decrease to the provision for income taxes in the period such a change in estimate was made.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1, “Summary of Significant Accounting Policies – Recent Accounting Pronouncements,” in the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

NON-GAAP FINANCIAL MEASURES

This Annual Report on Form 10-K includes information extracted from consolidated financial information but not required by generally accepted accounting principles (GAAP) to be presented in the financial statements. Certain of this information are considered “non-GAAP financial measures” as defined by SEC rules. Specifically, we refer to adjusted return on average capital, operating revenue, FMS operating revenue, FMS EBT as a % of operating revenue, SCS operating revenue, SCS EBT as a % of operating revenue, DCC operating revenue, DCC EBT as a % of operating revenue, total cash generated, free cash flow, total obligations, total obligations to equity, and comparable earnings from continuing operations and comparable earnings per diluted common share from continuing operations. As required by SEC rules, we provide a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure and an explanation why management believes that presentation of the non-GAAP financial measure provides useful information to investors. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The following table provides a numerical reconciliation of earnings from continuing operations before income taxes to comparable earnings from continuing operations before income taxes for the years ended December 31, 2009, 2008 and 2007 which was not provided within the MD&A discussion:

	2009	2008	2007
	(In thousands)
Earnings from continuing operations before income taxes	$143,769	409,288	402,204
Net restructuring charges	6,406	21,480	9,290
International asset impairment	6,676	1,617	—
Gain on sale of property	—	—	(10,110)

Comparable earnings from continuing operations before income taxes	$156,851	432,385	401,384

The following table provides a numerical reconciliation of net cash provided by operating activities to free cash flow for the years ended December 31, 2008 and 2007 which was not provided within the MD&A discussion:

	2008	2007
	(In thousands)
Net cash provided by operating activities	$1,248,169	1,096,559
Sales of revenue earning equipment	257,679	354,736
Sales of operating property and equipment	3,727	18,725
Collections on direct finance leases	61,096	62,346
Sale and leaseback of revenue earning equipment	—	150,348
Other, net	395	1,588

Total cash generated	1,571,066	1,684,302
Purchases of property and revenue earning equipment	(1,230,401)	(1,304,033)

Free cash flow	$340,665	380,269

The following table provides a numerical reconciliation of earnings from continuing operations and earnings per diluted common share from continuing operations to comparable earnings from continuing operations and comparable earnings per diluted common share from continuing operations for the years ended December 31, 2009, 2008 and 2007 which was not provided within the MD&A discussion:

	2009	2008	2007
	(In thousands)
Earnings from continuing operations	$90,117	257,579	251,779
Net restructuring charges	4,176	17,493	5,935
Tax law changes and/or benefits from reserve reversals	(6,339)	(9,545)	(3,333)
International asset impairment	6,676	1,617	—
Gain on sale of property	—	—	(6,154)

Comparable earnings from continuing operations	$94,630	267,144	248,227

Earnings per diluted common share from continuing operations	$1.62	4.51	4.19
Net restructuring charges	0.07	0.31	0.10
Tax law changes/or benefits from reserve reversals	(0.11)	(0.17)	(0.06)
International asset impairment	0.12	0.03	—
Gain on sale of property	—	—	(0.10)

Comparable earnings per diluted common share from continuing operations	$1.70	4.68	4.13

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The following table provides a numerical reconciliation of total revenue to operating revenue for the years ended December 31, 2011, 2010 and 2009 which was not provided within the MD&A discussion:

	2011	2010	2009
	(In thousands)
Total revenue	$6,050,534	5,136,435	4,887,254
FMS fuel services and SCS/DCC subcontracted transportation revenue	(1,430,967)	(1,126,946)	(948,963)
Fuel eliminations	194,990	148,750	124,221

Operating revenue	$4,814,557	4,158,239	4,062,512

The following table provides a numerical reconciliation of total revenue to operating revenue for the three months ended December 31, 2011 and 2010 which was not provided within the MD&A discussion:

	Three months ended December 31,
	2011	2010
	(In thousands)
Total revenue	$1,541,094	1,313,426
FMS fuel services and SCS/DCC subcontracted transportation revenue	(354,836)	(291,159)
Fuel eliminations	50,734	39,672

Operating revenue	$1,236,992	1,061,939

The following table provides a numerical reconciliation of net earnings to adjusted net earnings and average total debt to adjusted average total capital for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 which was not provided within the MD&A discussion:

	2011	2010	2009	2008	2007
	(Dollars in thousands)
Net earnings [A]	$169,777	118,170	61,945	199,881	253,861
Restructuring and other charges, net and other items (1)	5,748	6,225	29,943	70,447	1,467
Income taxes	108,425	60,610	53,737	150,075	151,603

Adjusted net earnings before income taxes	283,950	185,005	145,625	420,403	406,931
Adjusted interest expense (2)	135,127	132,778	149,968	164,975	169,060
Adjusted income taxes(3)	(156,581)	(123,429)	(121,758)	(230,456)	(219,971)

Adjusted net earnings [B]	$262,496	194,354	173,835	354,922	356,020

Average total debt	$3,078,516	2,512,005	2,691,569	2,881,931	2,847,692
Average off-balance sheet debt	77,605	114,212	141,629	170,694	150,124

Average obligations [C]	3,156,121	2,626,217	2,833,198	3,052,625	2,997,816

Average shareholders’ equity [D]	1,428,048	1,401,681	1,395,629	1,778,489	1,790,814
Average adjustments to shareholders’ equity(4)	4,165	2,059	15,645	9,608	855

Average adjusted shareholders’ equity [E]	1,432,213	1,403,740	1,411,274	1,788,097	1,791,669

Average adjusted capital	$4,588,334	4,029,957	4,244,472	4,840,722	4,789,485

Return on average shareholders’ equity (%) [A/D]	11.9	8.4	4.4	11.2	14.2

Adjusted return on average capital (%) [B]/[C+E]	5.7	4.8	4.1	7.3	7.4

(1)	For 2011, 2010 and 2009, see Note 4, “Discontinued operations,” Note 5, “Restructuring and Other Charges” and Note 26, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements; 2008 includes $68 million of restructuring and other charges, of which $47 million related to our discontinued operation, and $2 million of impairment charges on an international operating facility; 2007 includes restructuring and other charges of $11 million in the second half of 2007 and a gain of $10 million related to the sale of property in the third quarter.

(2)	Includes interest on off-balance sheet vehicle obligations.

(3)	Calculated by excluding taxes related to restructuring and other charges (recoveries), net and other items, impacts of tax law changes or reserve reversals and interest expense.

(4)	Represents shareholders’ equity adjusted for cumulative effect of accounting changes and tax benefits in the respective periods.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Annual Report contains forward-looking statements including, but not limited to, statements regarding:

•

our expectations as to anticipated revenue and earnings trends and future economic conditions specifically, earnings per share, total revenue, operating revenue, used vehicle sales results, contract revenues, full service lease, contract maintenance and commercial rental growth, improved pricing trends in used vehicle sales and commercial rental freight volume projections and new SCS business and higher SCS volumes;

•	the expected effects of our acquisitions on revenue;

•

our ability to successfully achieve the operational goals that are the basis of our business strategies, including delivering product innovation, offering competitive pricing and value-added differentiation, diversifying our customer base, focusing on conversion to full service lease customers, successfully implementing sales and contractual revenue growth initiatives, optimizing asset utilization, leveraging the expertise of our various business segments, serving our customers’ global needs and expanding our support services;

•	impact of losses from conditional obligations arising from guarantees;

•	number of NLE vehicles in inventory and the size of our commercial rental fleet;

•	estimates of free cash flow and capital expenditures for 2012, and the impact of our plans to grow and refresh our commercial rental and lease fleets on these estimates;

•

the adequacy of our accounting estimates and reserves for pension expense, depreciation and residual value guarantees, rent expense under operation leases, compensation expense, self-insurance reserves, goodwill impairment, accounting changes and income taxes;

•	our ability to meet our operating, investing and financing needs in the foreseeable future through internally generated funds and outside funding sources;

•

our expected level of use of outside funding sources anticipated future payments under debt, lease and purchase agreements, and risk of losses resulting from counterparty default under hedging and derivative agreements;

•	the anticipated impact of fuel price fluctuations on our operations, cash flows and financial position;

•

our expectations as to future pension expense and contributions, the impact of pension legislation, as well as the continued effect of the freeze of our pension plans on our benefit funding requirements;

•	our expectations relating to withdrawal liability and funding levels of multi-employer plans;

•	the anticipated deferral of tax gains on disposal of eligible revenue earning equipment pursuant to our vehicle like-kind exchange program;

•	the status of our unrecognized tax benefits related to the U.S. federal, state and foreign tax positions and the impact of recent federal and state tax law changes;

•	our expectations regarding the completion and ultimate outcome of certain tax audits;

•	the ultimate disposition of legal proceedings and estimated environmental liabilities;

•	our expectations relating to compliance with new regulatory requirements; and

•	our expectations regarding the effect of the adoption of recent accounting pronouncements.

These statements, as well as other forward-looking statements contained in this Annual Report, are based on our current plans and expectations and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors could cause actual results and events to differ significantly from those expressed in any forward-looking statements. For a detailed description of certain of these risk factors, please see “Item 1A—Risk Factors” of this Annual Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

ITEM 1A — RISK FACTORS

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

The information required by ITEM 7A is included in ITEM 7 (page 43) of PART II of this report.

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

Management assessed the effectiveness of Ryder’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework.” Based on our assessment and those criteria, management determined that Ryder maintained effective internal control over financial reporting as of December 31, 2011.

Ryder’s independent registered certified public accounting firm has audited the effectiveness of Ryder’s internal control over financial reporting. Their report appears on page 54.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF

RYDER SYSTEM, INC.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Ryder System, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 16, 2012

Miami, Florida

RYDER SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Lease and rental revenues	$2,553,877	2,309,816	2,265,857
Services revenue	2,609,174	2,109,748	1,995,515
Fuel services revenue	887,483	716,871	625,882

Total revenues	6,050,534	5,136,435	4,887,254

Cost of lease and rental	1,746,057	1,604,253	1,552,954
Cost of services	2,186,353	1,763,018	1,662,303
Cost of fuel services	873,466	699,107	604,371
Other operating expenses	129,180	134,224	163,534
Selling, general and administrative expenses	771,244	655,375	625,524
Gains on vehicle sales, net	(62,879)	(28,727)	(12,292)
Interest expense	133,164	129,994	144,342
Miscellaneous income, net	(9,093)	(7,114)	(3,657)
Restructuring and other charges, net	3,655	—	6,406

	5,771,147	4,950,130	4,743,485

Earnings from continuing operations before income taxes	279,387	186,305	143,769
Provision for income taxes	108,019	61,697	53,652

Earnings from continuing operations	171,368	124,608	90,117
Loss from discontinued operations, net of tax	(1,591)	(6,438)	(28,172)

Net earnings	$169,777	118,170	61,945

Earnings (loss) per common share — Basic
Continuing operations	$3.34	2.38	1.62
Discontinued operations	(0.03)	(0.13)	(0.51)

Net earnings	$3.31	2.25	1.11

Earnings (loss) per common share — Diluted
Continuing operations	$3.31	2.37	1.62
Discontinued operations	(0.03)	(0.12)	(0.51)

Net earnings	$3.28	2.25	1.11

See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(Dollars in thousands, except per share amount)
Assets:
Current assets:
Cash and cash equivalents	$104,572	213,053
Receivables, net	754,644	615,003
Inventories	65,912	58,701
Prepaid expenses and other current assets	163,045	136,544

Total current assets	1,088,173	1,023,301
Revenue earning equipment, net of accumulated depreciation of $3,462,359 and $3,247,400, respectively	5,049,671	4,201,218
Operating property and equipment, net of accumulated depreciation of $911,717 and $880,757, respectively	624,180	606,843
Goodwill	377,306	355,842
Intangible assets	84,820	72,269
Direct financing leases and other assets	393,685	392,901

Total assets	$7,617,835	6,652,374

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$274,366	420,124
Accounts payable	391,827	294,380
Accrued expenses and other current liabilities	507,630	417,015

Total current liabilities	1,173,823	1,131,519
Long-term debt	3,107,779	2,326,878
Other non-current liabilities	896,587	680,808
Deferred income taxes	1,121,493	1,108,856

Total liabilities	6,299,682	5,248,061

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, December 31, 2011 or 2010	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, December 31, 2011 — 51,143,946; December 31, 2010 — 51,174,757	25,572	25,587
Additional paid-in capital	769,383	735,540
Retained earnings	1,090,363	1,019,785
Accumulated other comprehensive loss	(567,165)	(376,599)

Total shareholders’ equity	1,318,153	1,404,313

Total liabilities and shareholders’ equity	$7,617,835	6,652,374

See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities of continuing operations:
Net earnings	$169,777	118,170	61,945
Less: Loss from discontinued operations, net of tax	(1,591)	(6,438)	(28,172)

Earnings from continuing operations	171,368	124,608	90,117
Depreciation expense	872,262	833,841	881,216
Gains on vehicle sales, net	(62,879)	(28,727)	(12,292)
Share-based compensation expense	17,423	16,543	16,404
Amortization expense and other non-cash charges, net	39,928	40,900	41,301
Deferred income tax expense	90,016	41,097	92,683
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(92,020)	(18,020)	19,478
Inventories	(6,154)	(7,508)	(1,087)
Prepaid expenses and other assets	(25,040)	(4,896)	(11,583)
Accounts payable	24,657	6,906	15,570
Accrued expenses and other non-current liabilities	12,395	23,290	(146,851)

Net cash provided by operating activities of continuing operations	1,041,956	1,028,034	984,956

Cash flows from financing activities of continuing operations:
Net change in commercial paper borrowings	46,749	174,939	148,256
Debt proceeds	966,402	314,169	2,014
Debt repaid, including capital lease obligations	(419,287)	(248,668)	(519,710)
Dividends on common stock	(57,504)	(54,474)	(53,334)
Common stock issued	33,359	17,028	7,442
Common stock repurchased	(59,689)	(123,300)	(116,281)
Excess tax benefits from share-based compensation	1,710	754	775
Debt issuance costs	(7,538)	(2,282)	(11,178)

Net cash provided by (used in) financing activities of continuing operations	504,202	78,166	(542,016)

Cash flows from investing activities of continuing operations:
Purchases of property and revenue earning equipment	(1,698,589)	(1,070,092)	(651,953)
Sales of revenue earning equipment	290,336	220,843	211,002
Sale and leaseback of revenue earning equipment	37,395	—	—
Sales of operating property and equipment	9,905	13,844	4,634
Acquisitions	(361,921)	(211,897)	(88,873)
Collections on direct finance leases	62,224	61,767	65,242
Changes in restricted cash	3,478	(107)	11,129
Other, net	—	3,178	209

Net cash used in investing activities of continuing operations	(1,657,172)	(982,464)	(448,610)

Effect of exchange rate changes on cash	3,219	1,723	1,794

(Decrease) increase in cash and cash equivalents from continuing operations	(107,795)	125,459	(3,876)

Cash flows from discontinued operations:

Operating cash flows	(500)	(9,276)	(25,737)
Financing cash flows	(140)	(2,955)	(9,427)
Investing cash flows	—	1,677	16,669
Effect of exchange rate changes on cash	(46)	(377)	591

Decrease in cash and cash equivalents from discontinued operations	(686)	(10,931)	(17,904)

(Decrease) increase in cash and cash equivalents	(108,481)	114,528	(21,780)
Cash and cash equivalents at January 1	213,053	98,525	120,305

Cash and cash equivalents at December 31	$104,572	213,053	98,525

See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Amount	Shares	Par	Capital	Earnings	Loss	Total
	(Dollars in thousands, except per share amounts)
Balance at January 1, 2009	$—	55,658,059	$27,829	756,190	1,105,369	(544,227)	1,345,161

Components of comprehensive income:
Net earnings	—	—	—	—	61,945	—	61,945
Foreign currency translation adjustments	—	—	—	—	—	96,899	96,899
Net unrealized loss related to derivatives	—	—	—	—	—	149	149
Amortization of pension and postretirement items, net of tax of $(7,930)	—	—	—	—	—	14,287	14,287
Pension curtailment, net of tax of $4,689	—	—	—	—	—	(12,058)	(12,058)
Change in net actuarial loss, net of tax of $(38,906)	—	—	—	—	—	66,031	66,031

Total comprehensive income							227,253
Common stock dividends declared and paid—$0.96 per share	—	—	—	—	(53,334)	—	(53,334)
Common stock issued under employee stock option and stock purchase plans (1)	—	483,270	242	6,906	—	—	7,148
Benefit plan stock sales (2)	—	4,673	2	292	—	—	294
Common stock repurchases	—	(2,726,281)	(1,363)	(37,116)	(77,802)	—	(116,281)
Share-based compensation	—	—	—	16,404	—	—	16,404
Tax benefits from share-based compensation	—	—	—	350	—	—	350

Balance at December 31, 2009	—	53,419,721	26,710	743,026	1,036,178	(378,919)	1,426,995

Components of comprehensive income:
Net earnings	—	—	—	—	118,170	—	118,170
Foreign currency translation adjustments	—	—	—	—	—	13,009	13,009
Net unrealized gain related to derivatives	—	—	—	—	—	(14)	(14)
Amortization of pension and postretirement items, net of tax of $(6,046)	—	—	—	—	—	10,828	10,828
Pension settlement, net of tax of $(469)	—	—	—	—	—	1,074	1,074
Change in net actuarial loss, net of tax of $13,242	—	—	—	—	—	(22,577)	(22,577)

Total comprehensive income							120,490
Common stock dividends declared and paid—$1.04 per share	—	—	—	—	(54,474)	—	(54,474)
Common stock issued under employee stock option and stock purchase plans (1)	—	740,242	370	16,658	—	—	17,028
Benefit plan stock purchases (2)	—	(3,160)	(2)	(128)	—	—	(130)
Common stock repurchases	—	(2,982,046)	(1,491)	(41,590)	(80,089)	—	(123,170)
Share-based compensation	—	—	—	16,543	—	—	16,543
Tax benefits from share-based compensation	—	—	—	1,031	—	—	1,031

Balance at December 31, 2010	—	51,174,757	25,587	735,540	1,019,785	(376,599)	1,404,313

Components of comprehensive loss:
Net earnings	—	—	—	—	169,777	—	169,777
Foreign currency translation adjustments	—	—	—	—	—	(17,768)	(17,768)
Amortization of pension and postretirement items, net of tax of $(6,400)	—	—	—	—	—	11,503	11,503
Change in net actuarial loss, net of tax of $98,642	—	—	—	—	—	(184,301)	(184,301)

Total comprehensive loss							(20,789)
Common stock dividends declared and paid—$1.12 per share	—	—	—	—	(57,504)	—	(57,504)
Common stock issued under employee stock option and stock purchase plans (1)	—	1,157,548	579	32,780	—	—	33,359
Benefit plan stock purchases (2)	—	(12,576)	(6)	(581)	—	—	(587)
Common stock repurchases	—	(1,175,783)	(588)	(16,819)	(41,695)	—	(59,102)
Share-based compensation	—	—	—	17,423	—	—	17,423
Tax benefits from share-based compensation	—	—	—	1,040	—	—	1,040

Balance at December 31, 2011	$—	51,143,946	$25,572	769,383	1,090,363	(567,165)	1,318,153

(1)	Net of common shares delivered as payment for the exercise price or to satisfy the holders’ withholding tax liability upon exercise of options.

(2)	Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plans.

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

In December of 2008, we announced strategic initiatives to improve our competitive advantage and drive long-term profitable growth. As part of these initiatives, we decided to discontinue Supply Chain Solutions (SCS) operations in South America and Europe. In the second half of 2009, we ceased SCS operations in South America and Europe. Accordingly, results of these operations, financial position and cash flows are separately reported as discontinued operations for all periods presented either in the Consolidated Financial Statements or notes thereto.

Reclassifications

In 2011, we revised our Consolidated Statements of Earnings presentation to disaggregate our revenues and direct costs into three categories: full service lease and rental, services and fuel. Certain direct costs of more than one category have been classified as “Other operating expenses” and indirect costs have been presented within “Selling, general and administrative expenses”. Prior year amounts have been reclassified to conform to the current period presentation.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, the services have been rendered to customers or delivery has occurred, the pricing is fixed or determinable, and collectibility is reasonably assured. In our evaluation of whether revenue is fixed or determinable, we determine whether the total contract consideration in the arrangement could change based on one or more factors. These factors, which vary among each of our segments, are further discussed below. Generally, the judgments made for these purposes do not materially impact the revenue recognized in any period. Sales tax collected from customers and remitted to the applicable taxing authorities is accounted for on a net basis, with no impact on revenue.

Our judgments on collectibility are initially established when a business relationship with a customer is initiated and is continuously monitored as services are provided. We have a credit rating system based on internally developed standards and ratings provided by third parties. Our credit rating system, along with monitoring for delinquent payments, allows us to make decisions as to whether collectibility may not be reasonably assured. Factors considered during this process include historical payment trends, industry risks, liquidity of the customer, years in business, and judgments, liens or bankruptcies. When collectibility is not considered reasonably assured (typically when a customer is 120 days past due), revenue is not recognized until cash is collected from the customer.

We generate revenue primarily through the lease, rental and maintenance of revenue earning equipment and by providing logistics management and dedicated contract services. We classify our revenues in one of the following categories:

Lease and rental

Lease and rental includes full service lease and commercial rental revenues from our Fleet Management Solutions (FMS) business segment. Full service lease is marketed, priced and managed as a bundled lease arrangement, which includes equipment, service and financing components. We do not offer a stand-alone unbundled finance lease of equipment. For these reasons, both the lease and service components of our full service leases are included within lease and rental revenues.

Our full service lease arrangements include lease deliverables such as the lease of a vehicle and the executory agreement for the maintenance, insurance, taxes and other services related to the leased equipment during the lease term. Arrangement consideration is allocated between lease deliverables and non-lease deliverables based on management’s best estimate of the relative fair value of each deliverable. The arrangement consideration allocated to lease deliverables is accounted for pursuant to accounting guidance on leases. Our full service lease arrangements provide for a fixed charge billing and a variable charge billing based on mileage or time usage. Fixed charges are typically billed at the beginning of the month for the services to be provided that month. Variable charges are typically billed a month in arrears. Costs associated with the activities performed under our full service leasing arrangements are primarily comprised of labor, parts, outside work, depreciation, licenses, insurance, operating taxes and vehicle rent. These costs are expensed as incurred except for depreciation. Refer to “Summary of Significant Accounting Policies – Revenue Earning Equipment, Operating Property and Equipment, and Depreciation” for information regarding our depreciation policies. Non-chargeable maintenance costs have been allocated and reflected within “Cost of lease and rental” based on the relative maintenance-related labor costs relative to all product lines.

Revenue from lease and rental agreements is driven by the classification of the arrangement typically as either an operating or direct finance lease (DFL).

•

The majority of our leases and all of our rental arrangements are classified as operating leases and therefore, we recognize lease and commercial rental revenue on a straight-line basis as it becomes receivable over the term of the lease or rental arrangement. Lease and rental agreements do not usually provide for scheduled rent increases or escalations. However, most lease agreements allow for rate changes based upon changes in the Consumer Price Index (CPI). Lease and rental agreements also provide for vehicle usage charges based on a time charge and/or a fixed per-mile charge. The fixed time charge, the fixed per-mile charge and the changes in rates attributed to changes in the CPI are considered contingent rentals and are not considered fixed or determinable until the effect of CPI changes is implemented or the equipment usage occurs.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•

Direct financing lease revenue is recognized using the effective interest method, which provides a constant periodic rate of return on the outstanding investment on the lease. Recognition of income on direct finance leases is suspended when management determines that collection of future income is not probable, which is generally at the point at which the customer’s delinquent balance is determined to be at risk (generally over 120 days past due). Accrual is resumed, and previously suspended income is recognized, when the receivable becomes contractually current and/or collection doubts are removed. Cash receipts on impaired direct finance lease receivables are first recorded against the direct finance lease receivable and then to any unrecognized income. A direct finance lease receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to the contractual terms of the lease.

Services

Services include contract maintenance, contract-related maintenance and other revenues from our FMS business segment and all SCS and Dedicated Contract Carriage (DCC) revenues.

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

Contract maintenance arrangements are generally cancelable, without penalty, after one year with 60 days prior written notice. Our maintenance service arrangement provides for a monthly fixed charge and a monthly variable charge based on mileage or time usage. Fixed charges are typically billed at the beginning of the month for the services to be provided that month. Variable charges are typically billed a month in arrears. Most contract maintenance agreements allow for rate changes based upon changes in the CPI. The fixed per-mile charge and the changes in rates attributed to changes in the CPI are recognized as earned. Costs associated with the activities performed under our contract maintenance arrangements are primarily comprised of labor, parts, outside work, licenses, insurance and operating taxes. These costs are expensed as incurred. Non-chargeable maintenance costs have been allocated and reflected within “Cost of services” based on the relative maintenance-related labor costs relative to all product lines.

Revenue from SCS/DCC service contracts is recognized as services are rendered in accordance with contract terms, which typically include discrete billing rates for the services. In certain SCS contracts, a portion of the contract consideration may be contingent upon the satisfaction of performance criteria, attainment of pain/gain share thresholds or volume thresholds. The contingent portion of the revenue in these arrangements is not considered fixed or determinable until the performance criteria or thresholds have been met. In transportation management arrangements where we act as principal, revenue is reported on a gross basis, without deducting third-party purchased transportation costs. To the extent that we are acting as an agent in the arrangement, revenue is reported on a net basis, after deducting purchased transportation costs.

Fuel

Fuel services include fuel services revenue from our FMS business segment. Revenue from fuel services is recognized when fuel is delivered to customers. Fuel is largely a pass-through to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs.

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

We routinely dispose of used revenue earning equipment as part of our FMS business. Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (tractors, trucks, and trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. Fair value is determined based upon recent market prices obtained from our own sales experience for sales of each class of similar assets and vehicle condition. Reductions in the carrying values of vehicles held for sale are recorded within “Other operating expenses” in the Consolidated Statements of Earnings. While we believe our estimates of residual values and fair values of revenue earning equipment are reasonable, changes to our estimates of values may occur due to changes in the market for used vehicles, the condition of the vehicles, and inherent limitations in the estimation process.

Gains and losses on sales of operating property and equipment are reflected in “Miscellaneous income, net.”

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

Debt Issuance Costs

Costs incurred to issue debt are generally deferred and amortized as a component of interest expense over the estimated term of the related debt using the effective interest rate method. Debt issuance costs associated with our global revolving credit facility are deferred and amortized on a straight-line basis over the term of the facility.

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

Residual Value Guarantees and Deferred Gains

We periodically enter into agreements for the sale and leaseback of revenue earning equipment. These leases contain purchase and/or renewal options as well as limited guarantees of the lessor’s residual value (“residual value guarantees”). We review the residual values of revenue earning equipment that we lease from third parties and our exposures under residual value guarantees. The review is conducted in a manner similar to that used to analyze residual values and fair values of owned revenue earning equipment. Certain residual value guarantees are conditioned on termination of the lease prior to its contractual lease term. For sale and leaseback of revenue earning equipment accounted for as operating leases, the amount of residual value guarantees expected to be paid is recognized as rent expense over the expected remaining term of the lease. Adjustments in the estimate of residual value guarantees are recognized prospectively over the expected remaining lease term. While we believe that the amounts are adequate, changes to our estimates of residual value guarantees may occur due to changes in the market for used vehicles, the condition of the vehicles at the end of the lease and inherent limitations in the estimation process. See Note 19, “Guarantees,” for additional information.

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Gains on the sale and operating leaseback of revenue earning equipment are deferred and amortized on a straight-line basis over the term of the lease as an adjustment of rent expense (operating leases) or depreciation expense (capital lease).

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

We are subject to tax audits in numerous jurisdictions in the U.S. and around the world. Tax audits by their very nature are often complex and can require several years to complete. In the normal course of business, we are subject to challenges from the Internal Revenue Services (IRS) and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. We determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are at least more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements. For all other tax positions, we do not recognize any portion of the benefit in our consolidated financial statements. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made.

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

Severance and Contract Termination Costs

We recognize liabilities for severance and contract termination costs based upon the nature of the cost to be incurred. For involuntary separation plans that are completed within the guidelines of our written involuntary separation plan, we record the liability when it is probable and reasonably estimable. For one-time termination benefits, such as additional severance pay or benefit payouts, and other exit costs, such as contract termination costs, the liability is measured and recognized initially at fair value in the period in which the liability is incurred, with subsequent changes to the liability recognized as adjustments in the period of change. Severance related to position eliminations that are part of a restructuring plan are recorded within “Restructuring and other charges, net” in the Consolidated Statements of Earnings. To the extent that severance costs are not part of a restructuring plan, the termination costs are recorded as a direct cost of revenue or within “Selling, general and administrative expenses,” in the Consolidated Statements of Earnings depending upon the nature of the eliminated position.

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

Asset Retirement Obligations

Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets. Our AROs are associated with underground tanks, tires and leasehold improvements. These liabilities are initially recorded at fair value and the related asset retirement costs are capitalized by increasing the carrying amount of the related assets by the same amount as the

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

liability. Asset retirement costs are subsequently depreciated over the useful lives of the related assets. Subsequent to initial recognition, we expense period-to-period changes in the ARO liability resulting from the passage of time as well as the revisions to either the timing or amount of expected cash flows.

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

Share-Based Compensation

The fair value of stock option awards and nonvested stock awards other than restricted stock units (RSUs), is expensed on a straight-line basis over the vesting period of the awards. RSUs are expensed in the year they are granted. Cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (windfall tax benefits) are classified as financing cash flows. Tax benefits resulting from tax deductions in excess of share-based compensation expense

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

recognized are credited to additional paid-in capital in the Consolidated Balance Sheets. Realized tax shortfalls are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. We have applied the long-form method for determining the pool of windfall tax benefits and had a pool of windfall tax benefits for all periods presented.

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

Pension and postretirement benefit expense includes service cost, interest cost, expected return on plan assets (if funded), and amortization of prior service credit and net actuarial loss. Service cost represents the actuarial present value of participant benefits earned in the current year. Interest cost represents the time value of money cost associated with the passage of time. The expected return on plan assets represents the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the obligation. Prior service credit represents the impact of negative plan amendments. Net actuarial loss arises as a result of differences between actual experience and assumptions or as a result of changes in actuarial assumptions. Net actuarial loss and prior service credit not recognized as a component of pension and postretirement benefit expense as they arise are recognized as a component of accumulated comprehensive loss, net of tax in the Consolidated Statements of Shareholders’ Equity. These pension and postretirement items are subsequently amortized as a component of pension and postretirement benefit expense over the remaining service period, if the majority of the employees are active, otherwise over the remaining life expectancy, provided such amounts exceed thresholds which are based upon the benefit obligation or the value of plan assets.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued accounting guidance on the presentation of comprehensive income. Under this guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for us beginning with our financial statements issued for the quarterly period ending March 31, 2012. We are currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. Other than the change in presentation, this accounting guidance will not have an impact on our consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued accounting guidance on goodwill impairment testing which permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Companies will only be required to calculate the fair value of a reporting unit if the qualitative evaluation indicates that it is more likely than not that the fair value is less than the carrying amount. This guidance is effective for us beginning with our annual goodwill impairment test on April 1, 2012. We are currently evaluating the new guidance but do not expect that the guidance will have an impact on our consolidated financial position, results of operations or cash flows.

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. ACCOUNTING CHANGES

Revenue Arrangements

In September 2009, the FASB issued accounting guidance which amended the criteria for allocating a contract’s consideration to individual services or products in multiple-deliverable arrangements. The guidance requires that the best estimate of selling price be used when vendor specific objective or third-party evidence for deliverables cannot be determined. This guidance was effective for revenue arrangements entered into or materially modified after December 31, 2010. The adoption of this accounting guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

Transfers of Financial Assets

In June 2009, the FASB issued accounting guidance which addressed the accounting and disclosure requirements for transfers of financial assets. The guidance was effective to new transfers of financial assets occurring on or after January 1, 2010. The adoption of this accounting guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

Consolidation for Variable Interest Entities

In June 2009, the FASB issued accounting guidance which amended the consolidation principles for variable interest entities by requiring consolidation of VIEs based on which party has control of the entity. The guidance was effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The adoption of this accounting guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

3. ACQUISITIONS

2011 Acquisitions

Hill Hire plc — On June 8, 2011, we acquired all of the common stock of Hill Hire plc (Hill Hire), a U.K. based full service leasing, rental and maintenance company for a purchase price of $251 million, net of cash acquired, all of which was paid in 2011. The acquisition included Hill Hire’s fleet of approximately 8,000 full service lease and 5,700 rental vehicles, and approximately 400 contractual customers. The fleet included 9,700 trailers. The combined network operates under the Ryder name, complementing our business segment market coverage in the U.K. Transaction costs related to the Hill Hire acquisition were $2 million during 2011 and were primarily reflected within ‘‘Selling, general and administrative expenses.”

The following table provides a rollforward of the preliminary estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition of Hill Hire to the amounts as of December 31, 2011:

	Preliminary Amount Disclosed	Purchase Accounting Adjustments	Purchase Price Allocation as of December 31, 2011
	(In thousands)
Assets:
Revenue earning equipment	$201,429	(467)	200,962
Operating property and equipment	18,780	—	18,780
Customer relationships and other intangibles	5,567	4,566	10,133
Other assets, primarily accounts receivable	60,988	(809)	60,179

	286,764	3,290	290,054

Liabilities, primarily accrued liabilities	(35,269)	(3,290)	(38,559)

Net assets acquired	$251,495	—	251,495

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Acquisitions—During 2011, we completed three other acquisitions of full service leasing and fleet service companies, one of which included the assets of the seller’s DCC business. The combined networks operate under the Ryder name, complementing our FMS and DCC business segment market coverage throughout the United States. The purchase price of these acquisitions totaled $114 million, of which $106.8 million was paid during 2011. Goodwill and customer relationship intangibles related to these acquisitions totaled $28 million and $12 million, respectively. The following table provides further information regarding each of these acquisitions:

Company Acquired	Date Acquired	Segment	Purchase Price	Vehicles	Contractual Customers
Carmenita Leasing, Inc.	January 10, 2011	FMS	$9 million	190	60
The Scully Companies	January 28, 2011	FMS/DCC	$91 million	2,100	200
B.I.T Leasing	April 1, 2011	FMS	$14 million	490	130

During 2011, all acquisitions had combined revenue and net earnings of $473 million and $42 million, respectively.

2010 Acquisitions

Total Logistic Control – On December 31, 2010, we acquired all of the common stock of Total Logistic Control (TLC), a leading provider of comprehensive supply chain solutions to food, beverage, and consumer packaged goods manufacturers in the U.S. TLC provides customers a broad suite of end-to-end services, including distribution management, contract packaging services and solutions engineering. This acquisition enhances our SCS capabilities and growth prospects in the areas of packaging and warehousing, including temperature-controlled facilities. The purchase price was $207 million, of which $2.6 million was paid in 2011. No further payments are due related to this acquisition. During 2011, the purchase price was reduced by $1 million due to contractual adjustments in acquired deferred taxes and working capital.

The following table provides a rollforward of the preliminary estimated fair values of the assets acquired and the liabilities assumed at the date of the TLC acquisition to the final allocated amounts:

	Preliminary Amount Disclosed in 2010 Annual Report	Purchase Accounting Adjustments	Final Allocation
	(In thousands)
Assets:
Current Assets	$24,249	339	24,588
Operating property and equipment	75,471	(2,336)	73,135
Goodwill	138,321	(6,410)	131,911
Customer relationships and other intangibles	35,380	(400)	34,980
Other assets	632	184	816

	274,053	(8,623)	265,430

Liabilities:
Current liabilities	(26,575)	(300)	(26,875)
Deferred income taxes and other liabilities	(38,883)	7,451	(31,432)

	(65,458)	7,151	(58,307)

Net assets acquired	$208,595	(1,472)	207,123

The purchase price adjustments related primarily to adjustments in acquired deferred taxes and evaluations of the physical and market conditions of operating property and equipment.

2009 Acquisition

Edart Leasing LLC — On February 2, 2009, we acquired the assets of Edart Leasing LLC (Edart), which included Edart’s fleet of approximately 1,600 vehicles and more than 340 contractual customers from Edart’s five locations in Connecticut for a purchase price of $85 million of which $1 million, $2 million and $81 million, respectively, was paid in 2011, 2010 and 2009. The purchase price consisted mainly of revenue earning equipment and operating property. The combined network operates under the Ryder name, complementing our FMS business segment market coverage in the Northeast. We also acquired approximately 525 vehicles for remarketing.

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pro Forma Information – The operating results of each acquisition has been included in the consolidated financial statements from the dates of acquisition. The following table provides the unaudited pro forma revenues, net earnings and earnings per common share as if the results of the Hill Hire acquisition had been included in operations commencing January 1, 2010 and the TLC acquisition had been included in operations commencing January 1, 2009. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the acquisition been consummated during the periods for which the pro forma information is presented, or of future results. Pro forma information for the other acquisitions in 2011 and 2009 is not disclosed because the effect of these acquisitions is not significant.

	Years ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Revenue — As reported	$6,050,534	5,136,435	4,887,254
Revenue — Pro forma	$6,118,104	5,538,824	5,145,959

Net earnings — As reported	$169,777	118,170	61,945
Net earnings — Pro forma	$183,642	149,501	60,516

Net earnings per common share:
Basic — As reported	$3.31	2.25	1.11
Basic — Pro forma	$3.58	2.85	1.09

Diluted — As reported	$3.28	2.25	1.11
Diluted — Pro forma	$3.55	2.84	1.09

During 2010 and 2009, we paid $5 million and $8 million, respectively, related to other acquisitions completed in prior years.

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

4. DISCONTINUED OPERATIONS

In December 2008, we announced strategic initiatives to improve our competitive advantage and drive long-term profitable growth. As part of these initiatives, we decided to discontinue SCS operations in South America and Europe. During the second half of 2009, we ceased SCS service operations in Brazil, Argentina, Chile and European markets. Accordingly, results of these operations, financial position and cash flows are separately reported as discontinued operations for all periods presented in the Consolidated Financial Statements and notes thereto.

Summarized results of discontinued operations were as follows:

	Years ended December 31,
	2011	2010	2009
	(In thousands)
Total revenue	$—	—	70,357

Pre-tax loss from discontinued operations	$(1,185)	(7,525)	(28,087)

Income tax (expense) benefit	(406)	1,087	(85)

Loss from discontinued operations, net of tax	$(1,591)	(6,438)	(28,172)

Results of discontinued operations in 2011 and 2010 included $2 million and $4 million, respectively, of pre-tax losses related to adverse legal developments, professional fees and administrative fees associated with our discontinued South American operations. Results of discontinued operations in 2011 also included $1 million of pre-tax income from favorable prior year insurance claims development. Results of discontinued operations in 2010 also included $3 million of pre-tax exit costs related to a SCS leased facility in Europe. The charge related to changes in sublease income estimates due to the continued weak commercial real estate market conditions in the U.K.

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of discontinued operations included operating losses of $11 million in 2009 and restructuring and other charges (primarily exit-related) of $17 million. These restructuring and other charges included the following:

•

Net severance and employee-related costs of $1 million related to approximately 2,500 employees associated with these operations. We had severance and employee-related costs of $5 million offset by $4 million of non-cash reductions as we refined our prior year estimates.

•	Net termination costs of $1 million representing contract termination costs of $3 million offset by $2 million of non-cash reductions as we refined our prior year estimates.

•	Restructuring plan implementation costs of $2 million, mostly professional service fees.

•	A charge of $14 million related to accumulated foreign currency translation loss for substantially liquidating our investment in several South America subsidiaries where we ceased operations.

•	Receivable recovery of approximately $1 million.

The following is a summary of assets and liabilities of discontinued operations:

	December 31,	December 31,
	2011	2010
	(In thousands)
Total assets, primarily deposits	$4,600	$6,346
Total liabilities, primarily contingent accruals	$6,502	$7,882

5. RESTRUCTURING AND OTHER CHARGES

The components of restructuring and other charges, net in 2011, 2010 and 2009 were as follows:

	Years ended December 31,
	2011	2010	2009
	(In thousands)
Restructuring charges, net:
Severance and employee-related costs	$3,162	—	2,206
Contract termination costs	493	—	—

	3,655	—	2,206
Other charges:
Early retirement of debt and other	—	—	4,200

Total	$3,655	—	6,406

As mentioned in Note 29, “Segment Reporting,” our primary measure of segment financial performance excludes, among other items, restructuring and other charges, net. However, the applicable portion of the restructuring and other charges, net that related to each segment in 2011, 2010 and 2009 were as follows:

	Years ended December 31,
	2011	2010	2009
	(In thousands)
Fleet Management Solutions	$3,531	—	5,631
Supply Chain Solutions	—	—	618
Dedicated Contract Carriage	124	—	41
Central Support Services	—	—	116

Total	$3,655	—	6,406

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2011 Activity

During 2011, we eliminated certain positions and terminated non-essential equipment contracts assumed in the Hill Hire and Scully acquisitions, which resulted in a pre-tax charge of $4 million.

2009 Activity

In the first quarter of 2009, we eliminated approximately 30 positions as part of workforce reductions under cost containment initiatives, which began in the fourth quarter of 2008. Workforce reductions resulted in a pre-tax charge of $3 million, and were offset by $1 million of refinements in estimates from prior restructuring charges.

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

The following table presents a roll-forward of the activity and balances of our restructuring reserves, including discontinued operations for the years ended December 31, 2011 and 2010:

			Deductions
	Beginning Balance	Additions	Cash Payments	Non-Cash Reductions(1)	Foreign Translation Adjustment	Ending Balance
	(In thousands)
Year ended December 31, 2011:
Employee severance and benefits	$234	3,290	736	105	(76)	2,607
Contract termination costs	3,813	493	1,557	141	31	2,639

Total	$4,047	3,783	2,293	246	(45)	5,246

Year ended December 31, 2010:
Employee severance and benefits	$1,070	152	971	29	12	234
Contract termination costs	172	3,923	303	—	21	3,813

Total	$1,242	4,075	1,274	29	33	4,047

(1)	Non-cash reductions represent adjustments to the restructuring reserve as actual costs were less than originally estimated.

At December 31, 2011, outstanding restructuring obligations are generally required to be paid over the next two years.

6. RECEIVABLES

	December 31,
	2011	2010
	(In thousands)
Trade	$661,592	534,850
Direct financing leases	68,896	63,304
Income tax	8,961	10,979
Insurance	7,619	5,154
Vendor rebates	8,998	3,537
Other	13,067	11,046

	769,133	628,870
Allowance	(14,489)	(13,867)

Total	$754,644	615,003

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.     PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31,
	2011	2010
	(In thousands)
Current deferred tax asset	$31,426	16,713
Restricted cash	17,994	21,472
Prepaid vehicle licenses	47,045	41,237
Prepaid operating taxes	12,477	11,476
Prepaid real estate rent	7,030	7,768
Prepaid contract incentives	5,612	6,861
Prepaid software maintenance costs	3,490	2,647
Prepaid benefits	465	2,260
Prepaid insurance	14,003	8,324
Prepaid sales commissions	9,385	4,421
Other	14,118	13,365

Total	$163,045	136,544

8.     REVENUE EARNING EQUIPMENT

	Estimated Useful Lives	December 31, 2011			December 31, 2010
		Cost	Accumulated Depreciation	Net Book Value (1)	Cost	Accumulated Depreciation	Net Book Value (1)
	(In years)	(In thousands)
Held for use:
Full service lease	3 —12	$6,010,335	(2,518,830)	3,491,505	5,639,410	(2,408,126)	3,231,284
Commercial rental	4.5 —12	2,175,003	(708,052)	1,466,951	1,549,094	(647,764)	901,330
Held for sale		326,692	(235,477)	91,215	260,114	(191,510)	68,604

Total		$8,512,030	(3,462,359)	5,049,671	7,448,618	(3,247,400)	4,201,218

(1)	Revenue earning equipment, net includes vehicles under capital leases of $61 million, less accumulated depreciation of $14 million at December 31, 2011 and $29 million, less accumulated depreciation of $19 million at December 31, 2010.

At the end of each fiscal year, we review residual values and useful lives of revenue earning equipment. Based on the results of these analyses, we adjust the estimated residual values and useful lives of certain classes of revenue earning equipment effective January 1 of the following year. The change in estimated residual values and useful lives increased pre-tax earnings by approximately $5 million in 2011 compared with 2010 and decreased pre-tax earnings by approximately $14 million in 2010 compared with 2009. The adjustment to depreciation was not significant for 2009.

In 2010 and 2009, we recognized $5 million and $10 million, respectively, of accelerated depreciation on select vehicles that were expected to be sold by the end of each year. The amounts in 2011 were not significant.

9.     OPERATING PROPERTY AND EQUIPMENT

	Estimated Useful Lives	December 31,
		2011	2010
	(In years)	(In thousands)
Land	—	$188,617	175,844
Buildings and improvements	10 — 40	699,809	695,806
Machinery and equipment	3 — 10	535,183	508,736
Other	3 — 10	112,288	107,214

		1,535,897	1,487,600
Accumulated depreciation		(911,717)	(880,757)

Total		$624,180	606,843

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.     GOODWILL

The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	Fleet Management Solutions	Supply Chain Solutions	Dedicated Contract Carriage	Total
	(In thousands)
Balance at January 1, 2010
Goodwill	$202,308	38,457	4,900	245,665
Accumulated impairment losses	(10,322)	(18,899)	—	(29,221)

	191,986	19,558	4,900	216,444

Acquisition	287	138,321	—	138,608
Foreign currency translation adjustment	346	444	—	790

Balance at December 31, 2010
Goodwill	202,941	177,222	4,900	385,063
Accumulated impairment losses	(10,322)	(18,899)	—	(29,221)

	192,619	158,323	4,900	355,842

Acquisitions	13,958	—	14,658	28,616
Purchase accounting adjustments	(185)	(6,410)	(203)	(6,798)
Foreign currency translation adjustment	(155)	(199)	—	(354)

Balance at December 31, 2011
Goodwill	216,559	170,613	19,355	406,527
Accumulated impairment losses	(10,322)	(18,899)	—	(29,221)

	$206,237	151,714	19,355	377,306

Purchase accounting adjustments related primarily to changes in deferred tax liabilities and evaluations of the physical and market condition of operating property and equipment. We did not recast the December 31, 2010 balance sheet as the adjustments are not material.

On April 1st of this year, we completed our annual goodwill impairment test and determined there was no impairment.

11.     INTANGIBLE ASSETS

	December 31,
	2011	2010
	(In thousands)
Indefinite lived intangible assets — Trade name	$9,084	9,084
Finite lived intangible assets:
Customer relationship intangibles	92,888	72,613
Other intangibles, primarily trade name	2,083	624
Accumulated amortization	(19,797)	(11,415)

	75,174	61,822
Foreign currency translation adjustment	562	1,363

Total	84,820	72,269

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Ryder trade name has been identified as having an indefinite useful life. Customer relationship intangibles are being amortized on a straight-line basis over their estimated useful lives, generally 10-16 years. We recorded amortization expense associated with finite lived intangible assets of approximately $8 million in 2011 and $3 million in 2010 and 2009. The future amortization expense for each of the five succeeding years related to all intangible assets that are currently recorded in the Consolidated Balance Sheets is estimated to be as follows at December 31, 2011:

00000000
(In thousands)
2012	$7,791
2013	7,194
2014	6,385
2015	6,268
2016	6,261

Total	$33,899

12.     DIRECT FINANCING LEASES AND OTHER ASSETS

	December 31,
	2011	2010
	(In thousands)
Direct financing leases, net	$280,988	274,631
Investments held in Rabbi Trusts	18,696	17,404
Insurance receivables	15,488	11,075
Debt issuance costs	16,106	13,075
Prepaid pension asset	257	20,609
Contract incentives	17,524	18,638
Interest rate swap agreements	21,843	15,429
Other	22,783	22,040

Total	$393,685	392,901

13.     ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31, 2011			December 31, 2010
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$121,087	—	121,087	81,037	—	81,037
Deferred compensation	1,405	21,285	22,690	1,965	21,258	23,223
Pension benefits	3,120	546,681	549,801	2,984	333,074	336,058
Other postretirement benefits	2,838	40,154	42,992	3,382	43,787	47,169
Employee benefits	3,704	—	3,704	2,251	—	2,251
Insurance obligations, primarily self-insurance	120,045	157,390	277,435	110,697	148,639	259,336
Residual value guarantees	3,093	1,125	4,218	2,301	2,196	4,497
Deferred rent	4,088	14,686	18,774	2,397	16,787	19,184
Deferred vehicle gains	458	868	1,326	473	1,374	1,847
Environmental liabilities	4,368	9,171	13,539	5,145	8,908	14,053
Asset retirement obligations	5,702	12,364	18,066	3,868	12,319	16,187
Operating taxes	81,820	—	81,820	73,095	—	73,095
Income taxes	4,160	74,147	78,307	2,559	73,849	76,408
Interest	30,410	—	30,410	30,478	—	30,478
Deposits, mainly from customers	50,951	7,544	58,495	31,755	7,538	39,293
Deferred revenue	20,698	476	21,174	15,956	4,646	20,602
Acquisition holdbacks	7,422	—	7,422	6,177	—	6,177
Other	42,261	10,696	52,951	40,495	6,433	46,928

Total	$507,630	896,587	1,404,211	417,015	680,808	1,097,823

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We retain a portion of the accident risk under vehicle liability and workers’ compensation insurance programs. Self-insurance accruals are based primarily on actuarially estimated, undiscounted cost of claims, and include claims incurred but not reported. Such liabilities are based on estimates. Historical loss development factors are utilized to project the future development of incurred losses, and these amounts are adjusted based upon actual claim experience and settlements. While we believe the amounts are adequate, there can be no assurance that changes to our estimates may not occur due to limitations inherent in the estimation process. During 2011, 2010 and 2009, we recorded a benefit (charge) within earnings from continuing operations of $4 million, $(3) million, and $1 million, respectively, from development in estimated prior years’ self-insured loss reserves for the reasons noted above.

14.     INCOME TAXES

The components of earnings from continuing operations before income taxes and the provision for income taxes from continuing operations were as follows:

	Years ended December 31,
	2011	2010	2009
	(In thousands)
Earnings from continuing operations before income taxes:
United States	$223,209	156,123	132,235
Foreign	56,178	30,182	11,534

Total	$279,387	186,305	143,769

Current tax expense (benefit) from continuing operations:
Federal (1)	$1,615	4,536	(44,832)
State (1)	7,785	4,468	6,037
Foreign	8,603	11,596	(236)

	18,003	20,600	(39,031)

Deferred tax expense (benefit) from continuing operations:
Federal	67,849	38,179	90,433
State	17,247	7,198	2,736
Foreign	4,920	(4,280)	(486)

	90,016	41,097	92,683

Provision for income taxes from continuing operations	$108,019	61,697	53,652

(1)	Excludes federal and state tax benefits resulting from the exercise of stock options and vesting of restricted stock awards, which were credited directly to “Additional paid-in capital.”

A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations follows:

	Years ended December 31,
	2011	2010	2009
	(Percentage of pre-tax earnings)
Federal statutory tax rate	35.0	35.0	35.0
Impact on deferred taxes for changes in tax rates	2.6	0.4	(3.7)
State income taxes, net of federal income tax benefit	3.9	4.6	6.0
Tax reviews and audits	(0.9)	(7.0)	(2.8)
Restructuring and other charges, net	—	—	1.7
Miscellaneous items, net	(1.9)	0.1	1.1

Effective tax rate	38.7	33.1	37.3

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Tax Law Changes

The effects of changes in tax laws on deferred tax balances are recognized in the period the new legislation is enacted. The following provides a summary of the impact of changes in tax laws on net earnings from continuing operations by tax jurisdiction:

Tax Jurisdiction	Enactment Date	Net Earnings
(In thousands)
2011
State of Michigan	May 25, 2011	$ (5,350)
State of Illinois	January 13, 2011	$ (1,221)

2010
United Kingdom	July 27, 2010	$ 400

2009
Ontario, Canada	December 15, 2009	$ 4,100
State of Wisconsin	February 19, 2009	$ 513

On July 19, 2011, the U.K. enacted legislation which lowered the statutory rate from 27% to 26% effective April 1, 2011, and from 26% to 25% effective April 1, 2012. The impact of this change did not have a significant impact to earnings during 2011.

On December 17, 2010, the U.S. enacted the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act and on September 27, 2010, the U.S. enacted the Small Business Job Act of 2010 (collectively, the “Acts”). These Acts expanded and extended bonus depreciation to qualified property places in service during 2010 through 2012. The impact of these changes resulted in a net operating loss carry forward in 2011. In addition, these changes are expected to significantly reduce our U.S. federal tax payments through 2013.

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

Deferred Income Taxes

The components of the net deferred income tax liability were as follows:

	December 31,
	2011	2010
	(In thousands)
Deferred income tax assets:
Self-insurance accruals	$37,296	34,554
Net operating loss carryforwards	275,124	97,084
Alternative minimum taxes	9,679	9,679
Accrued compensation and benefits	67,323	54,666
Federal benefit on state tax positions	18,847	18,238
Pension benefits	179,159	118,710
Miscellaneous other accruals	38,588	32,147

	626,016	365,078
Valuation allowance	(41,324)	(39,216)

	584,692	325,862

Deferred income tax liabilities:
Property and equipment bases difference	(1,649,494)	(1,398,642)
Other items	(25,265)	(19,363)

	(1,674,759)	(1,418,005)

Net deferred income tax liability (1)	$(1,090,067)	(1,092,143)

(1)	Deferred tax assets of $31 million and $17 million have been included in “Prepaid expenses and other current assets” at December 31, 2011 and 2010, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We do not provide for U.S. deferred income taxes on temporary differences related to our foreign investments that are considered permanent in duration. These temporary differences consist primarily of undistributed foreign earnings of $494 million at December 31, 2011. A full foreign tax provision has been made on these undistributed foreign earnings. Determination of the amount of deferred taxes on these temporary differences is not practicable due to foreign tax credits and exclusions.

At December 31, 2011, we had U.S. federal tax effected net operating loss carryforwards of $187 million and various U.S. subsidiaries had state tax effected net operating loss carryforwards of $51 million both expiring through tax year 2029. We also had foreign tax effected net operating losses of $37 million that are available to reduce future income tax payments in several countries, subject to varying expiration rules. A valuation allowance has been established to reduce deferred income tax assets, principally foreign tax loss carryforwards to amounts more likely than not to be realized. We had unused alternative minimum tax credits, for tax purposes, of $10 million at December 31, 2011 available to reduce future income tax liabilities. The alternative minimum tax credits may be carried forward indefinitely.

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

Foreign — we are no longer subject to foreign tax examinations by tax authorities for tax years before 2004 in Canada, 2001 in Brazil, 2006 in Mexico and 2009 in the U.K., which are our major foreign tax jurisdictions.

The following table summarizes the activity related to unrecognized tax benefits (excluding the federal benefit received from state positions):

	December 31,
	2011	2010	2009
	(In thousands)
Balance at January 1	$61,236	69,494	51,741
Additions based on tax positions related to the current year	3,776	4,233	12,422
Additions for tax positions of prior years	—	—	9,615
Reductions for tax positions of prior years	—	—	—
Settlements	—	(8,280)	(1,995)
Reductions due to lapse of applicable statute of limitations	(2,765)	(4,211)	(2,289)

Gross balance at December 31	62,247	61,236	69,494
Interest and penalties	6,933	5,858	6,709

Balance at December 31	$69,180	67,094	76,203

Of the total unrecognized tax benefits, $50 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The total amount includes $5 million of interest and penalties, net of the federal benefit on state issues, at both December 31, 2011 and 2010. For the years ended December 31, 2011, 2010 and 2009, we recognized an income tax benefit related to interest and penalties of $1 million, $2 million, and $0.6 million, respectively, within “Provision for income taxes” in our Consolidated Statements of Earnings. Unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $14 million by December 31, 2012, if audits are completed or tax years close during 2012.

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Like-Kind Exchange Program

We have a like-kind exchange program for certain of our revenue earning equipment operating in the U.S. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form whereby tax gains on disposal of eligible vehicles are deferred. To qualify for like-kind exchange treatment, we exchange, through a qualified intermediary, eligible vehicles being disposed of with vehicles being acquired allowing us to generally carryover the tax basis of the vehicles sold (“like-kind exchanges”). The program results in a material deferral of federal and state income taxes. As part of the program, the proceeds from the sale of eligible vehicles are restricted for the acquisition of replacement vehicles and other specified applications. Due to the structure utilized to facilitate the like-kind exchanges, the qualified intermediary that holds the proceeds from the sales of eligible vehicles and the entity that holds the vehicles to be acquired under the program are required to be consolidated in the accompanying Consolidated Financial Statements in accordance with U.S. GAAP. At December 31, 2011 and 2010, these consolidated entities had total assets, primarily revenue earning equipment, and total liabilities, primarily accounts payable of $142 million and $50 million, respectively.

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

	December 31,
	2011	2010
	(In thousands)
Total minimum lease payments receivable	$561,772	548,419
Less: Executory costs	(181,820)	(171,076)

Minimum lease payments receivable	379,952	377,343
Less: Allowance for uncollectibles	(903)	(784)

Net minimum lease payments receivable	379,049	376,559
Unguaranteed residuals	63,472	57,898
Less: Unearned income	(92,637)	(96,522)

Net investment in direct financing and sales-type leases	349,884	337,935
Current portion	(68,896)	(63,304)

Non-current portion	$280,988	274,631

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

The following table presents the credit risk profile by creditworthiness category of our direct financing lease receivables at December 31, 2011:

(In thousands)
Very low risk to low risk	$121,836
Moderate	190,070
Moderately high to high risk	68,046

$379,952

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table is a rollforward of the allowance for credit losses on direct financing lease receivables for the twelve months ended December 31, 2011:

(In thousands)
Balance at December 31, 2010	$784
Charged to earnings	867
Deductions	(748)

Balance at December 31, 2011	$903

As of December 31, 2011 and 2010, the amount of direct financing lease receivables which were past due was not significant and there were no impaired receivables. Accordingly, there was no material risk of default with respect to the direct financing lease receivables as of December 31, 2011 or 2010.

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

We periodically enter into sale and leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors (e.g., regional banks, pension plans, insurance companies, etc.) and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions not deemed to be VIEs. In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are used primarily to repay debt. Sale-leaseback transactions accounted for as operating leases will result in reduced depreciation and interest expense and increased equipment rental expense. During 2011, we completed a sale-leaseback transaction of revenue earning equipment with a third party and the leaseback was accounted for as a capital lease. Proceeds from the sale-leaseback transaction totaled $37 million. We did not enter into any sale-leaseback transactions during 2010 and 2009.

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

During 2011, 2010 and 2009, rent expense (including rent of facilities but excluding contingent rentals) was $178 million, $156 million, and $163 million, respectively. During 2011, 2010 and 2009, contingent rental income comprised of residual value guarantees, payments based on miles run and adjustments to rental payments for changes in interest rates on all other leased vehicles was $2 million in each period.

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Lease Payments

Future minimum payments for leases in effect at December 31, 2011 were as follows:

	As Lessor (1)		As Lessee
	Operating Leases	Direct Financing Leases	Operating Leases
	(In thousands)
2012	$767,878	89,573	96,623
2013	531,363	77,495	72,469
2014	362,674	66,052	69,182
2015	246,185	52,085	29,235
2016	153,067	38,540	14,846
Thereafter	120,056	56,207	30,797

Total	$2,181,223	379,952	313,152

(1)	Amounts do not include contingent rentals, which may be received under certain leases on the basis of miles of use or changes in the Consumer Price Index. Contingent rentals from operating leases included in revenue during 2011, 2010 and 2009 were $303 million, $294 million, and $326 million, respectively. Contingent rentals from direct financing leases included in revenue during 2011, 2010, and 2009 were $11 million, $12 million, and $13 million, respectively.

The amounts in the previous table related to the lease of revenue earning equipment are based upon the general assumption that revenue earning equipment will remain on lease for the length of time specified by the respective lease agreements. The future minimum payments presented above related to the lease of revenue earning equipment are not a projection of future lease revenue or expense; no effect has been given to renewals, new business, cancellations, contingent rentals or future rate changes. Total future sublease rentals from revenue earning equipment under operating leases as lessee of $29 million are included within the future minimum rental payments for operating leases as lessor.

16.     DEBT

	Weighted-Average Interest Rate December 31,			December 31,
	2011	2010	Maturities	2011	2010
				(In thousands)
Short-term debt and current portion of long-term debt:
Short-term debt	1.45%	4.56%	2012	$5,091	42,968
Current portion of long-term debt, including capital leases				269,275	377,156

Total short-term debt and current portion of long-term debt				274,366	420,124

Long-term debt:
U.S. commercial paper (1)	0.40%	0.42%	2016	415,936	367,880
Unsecured U.S. notes – Medium-term notes (1)	4.49%	5.28%	2012-2025	2,484,712	2,158,647
Unsecured U.S. obligations, principally bank term loans	1.78%	1.54%	2012-2016	106,000	105,600
Unsecured foreign obligations	2.71%	5.14%	2012-2016	300,516	45,109
Capital lease obligations	4.24%	7.86%	2012-2018	48,047	11,369

Total before fair market value adjustment				3,355,211	2,688,605
Fair market value adjustment on note subject to hedging (2)				21,843	15,429

				3,377,054	2,704,034
Current portion of long-term debt, including capital leases				(269,275)	(377,156)

Long-term debt				3,107,779	2,326,878

Total debt				$3,382,145	2,747,002

(1)	We had unamortized original issue discounts of $9 million and $10 million at December 31, 2011 and 2010, respectively.
(2)	The notional amount of the executed interest rate swaps designated as fair value hedges was $550 million and $250 million at December 31, 2011 and 2010, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities of long-term debt were as follows:

	Capital Leases	Debt
	(In thousands)
2012	$8,611	267,496
2013	7,672	349,877
2014	7,608	335,469
2015	6,942	658,511
2016	5,810	1,187,546
Thereafter	17,797	513,356

Total	54,440	3,312,255

Imputed interest	(6,393)

Present value of minimum capitalized lease payments	48,047
Current portion	(6,870)

Long-term capitalized lease obligation	$41,177

Debt Facilities

In June 2011, we executed a new $900 million global revolving credit facility with a syndicate of twelve lending institutions led by Bank of America N.A., Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas, Mizuho Corporate Bank, Ltd., Royal Bank of Canada, Royal Bank of Scotland Plc, U.S. Bank National Association and Wells Fargo Bank, N.A. This facility replaced an $875 million credit facility that was scheduled to mature in April 2012. The new global credit facility matures in June 2016 and is used primarily to finance working capital and provide support for the issuance of unsecured commercial paper in the U.S. and Canada. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at December 31, 2011). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The agreement provides for annual facility fees, which range from 10.0 basis points to 32.5 basis points, and are based on Ryder’s long-term credit ratings. The current annual facility fee is 15.0 basis points, which applies to the total facility size of $900 million. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated tangible net worth, of less than or equal to 300%. Tangible net worth, as defined in the credit facility, includes 50% of our deferred federal income tax liability and excludes the book value of our intangibles. The ratio at December 31, 2011 was 255%. At December 31, 2011, $483 million was available under the credit facility, net of the support for commercial paper borrowings.

Our global revolving credit facility permits us to refinance short-term commercial paper obligations on a long-term basis. Settlement of short-term commercial paper obligations not expected to require the use of working capital are classified as long-term as we have both the intent and ability to refinance on a long-term basis. At December 31, 2011 and December 31, 2010, we classified $416 million and $368 million, respectively, of short-term commercial paper as long-term debt.

In May 2011, we issued $350 million of unsecured medium-term notes maturing in June 2017. If the notes are downgraded following, and as a result of, a change in control, the note holder can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest. In connection with the issuance of the medium term notes, we entered into three interest rate swaps with an aggregate notional amount of $150 million maturing in June 2017. Refer to Note 18, “Derivatives,” for additional information.

In February 2011, we issued $350 million of unsecured medium-term notes maturing in March 2015. If the notes are downgraded following, and as a result of, a change in control, the note holder can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest. In connection with the issuance of the medium term notes, we entered into two interest rate swaps with an aggregate notional amount of $150 million maturing in March 2015. Refer to Note 18, “Derivatives,” for additional information.

We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

proceeds that may be received under the program are limited to $175 million. If no event occurs which causes early termination, the 364-day program will expire on October 26, 2012. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. At December 31, 2011 and December 31, 2010, no amounts were outstanding under the program. Sales of receivables under this program will be accounted for as secured borrowings based on our continuing involvement in the transferred assets.

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

17.     FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and the levels of inputs used to measure fair value:

		Fair Value Measurements At December 31, 2011 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Investments held in Rabbi Trusts:
Cash and cash equivalents		$3,783	—	—	3,783
U.S. equity mutual funds		8,850	—	—	8,850
Foreign equity mutual funds		2,526	—	—	2,526
Fixed income mutual funds		3,537	—	—	3,537

Investments held in Rabbi Trusts	DFL and other assets	18,696	—	—	18,696
Interest rate swaps	DFL and other assets	—	21,843	—	21,843

Total assets at fair value		$18,696	21,843	—	40,539

Liabilities:

Contingent consideration	Accrued Expenses	$—	—	1,000	1,000

Total liabilities at fair value		$—	—	1,000	1,000

		Fair Value Measurements At December 31, 2010 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Investments held in Rabbi Trusts:
Cash and cash equivalents		$2,348	—	—	2,348
U.S. equity mutual funds		8,409	—	—	8,409
Foreign equity mutual funds		5,188	—	—	5,188
Fixed income mutual funds		1,459	—	—	1,459

Investments held in Rabbi Trusts	DFL and other assets	17,404	—	—	17,404
Interest rate swap	DFL and other assets	—	15,429	—	15,429

Total assets at fair value		$17,404	15,429	—	32,833

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents our assets that are measured at fair value on a nonrecurring basis and the levels of inputs used to measure fair value:

	Fair Value Measurements At December 31, 2011 Using			Year ended December 31, 2011
	Level 1	Level 2	Level 3	Total Losses (2)
Assets held for sale:
Revenue earning equipment: (1)
Trucks	$—	—	6,147	$6,645
Tractors	—	—	3,040	2,197
Trailers	—	—	296	2,428

Total assets at fair value	$—	—	9,483	$11,270

	Fair Value Measurements At December 31, 2010 Using			Year ended December 31, 2010
	Level 1	Level 2	Level 3	Total Losses (2)
Assets held for sale:
Revenue earning equipment (1)
Trucks	$—	—	11,796	$13,014
Tractors	—	—	8,818	9,432
Trailers	—	—	1,437	3,812

Total assets at fair value	$—	—	22,051	$26,258

(1)	Represents the portion of all revenue earning equipment held for sale that is recorded at fair value, less costs to sell.
(2)	Total losses represent fair value adjustments for all vehicles held for sale throughout the period for which fair value less costs to sell was less than carrying value.

Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. Losses to reflect changes in fair value are presented within “Other operating expenses” in the Consolidated Statements of Earnings. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (trucks, tractors and trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. Fair value was determined based upon recent market prices obtained from our own sales experience for sales of each class of similar assets and vehicle condition. Therefore, our revenue earning equipment held for sale was classified within Level 3 of the fair value hierarchy. During the years ended December 31, 2011, 2010, and 2009, we recorded losses to reflect changes in fair value of $11 million, $26 million and $52 million, respectively.

Total fair value of debt (excluding capital lease obligations) at December 31, 2011 and 2010 was $3.51 billion and $2.86 billion, respectively. For publicly-traded debt, estimates of fair value are based on market prices. For other debt, fair value is estimated based on rates currently available to us for debt with similar terms and remaining maturities. The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.

18.     DERIVATIVES

Interest Rate Swaps

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

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2011, we have interest rate swaps outstanding which are designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. The following table provides a detail of the swaps outstanding and the related hedged items as of December 31, 2011:

		Face value of	Aggregate notional amount of interest		Weighted-average variable interest rate on hedged debt as of December 31,
Issuance date	Maturity date	medium-term notes	rate swaps	Fixed interest rate	2011	2010
		(Dollars in thousands)
May 2011	June 2017	$350,000	$150,000	3.50%	1.84%	—
February 2011	March 2015	$350,000	$150,000	3.15%	1.43%	—
February 2008	March 2013	$250,000	$250,000	6.00%	2.61%	2.63%

Changes in the fair value of our interest rate swaps are offset by changes in the fair value of the debt instrument. Accordingly, there is no ineffectiveness related to the interest rate swaps. The location and amount of gains (losses) on derivative instruments and related hedged items reported in the Consolidated Statements of Earnings were as follows:

	00000000	00000000	00000000	00000000
	Location of Gain (Loss) Recognized	December 31
Fair Value Hedging Relationship	in Income	2011	2010	2009
		(In thousands)
Derivative: Interest rate swap	Interest expense	$6,414	3,328	(6,290)
Hedged item: Fixed-rate debt	Interest expense	(6,414)	(3,328)	6,290

Total		$—	—	—

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

At December 31, 2011 and 2010, the maximum determinable exposure of each type of guarantee and the corresponding liability, if any, recorded on the Consolidated Balance Sheets were as follows:

	December 31, 2011		December 31, 2010
Guarantee	Maximum Exposure of Guarantee	Carrying Amount of Liability	Maximum Exposure of Guarantee	Carrying Amount of Liability
	(In thousands)
Vehicle residual value guarantees — finance lease programs (1)	$805	244	1,787	1,350
Standby letters of credit	7,520	7,520	6,774	6,774

Total	$8,325	7,764	8,561	8,124

(1)	Amounts exclude contingent rentals associated with residual value guarantees on certain vehicles held under operating leases for which the guarantees are conditioned upon disposal of the leased vehicles prior to the end of their lease term. At December 31, 2011 and 2010, our maximum exposure for such guarantees was approximately $91 million and $113 million, respectively, with $4 million recorded as a liability at December 31, 2011 and 2010.

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We have provided vehicle residual value guarantees to independent third parties for certain finance lease programs made available to customers. If the sales proceeds from the final disposition of the assets are less than the residual value guarantee, we are required to pay the difference to the independent third party. The individual customer finance leases expire periodically through 2014 but may be extended at the end of each lease term. At December 31, 2011, our maximum exposure for such guarantees was approximately $0.8 million with $0.2 million recorded as a liability. At December 31, 2010, our maximum exposure for such guarantees was approximately $2 million with $1 million recorded as a liability.

At December 31, 2011 and 2010, we had letters of credit and surety bonds outstanding, which primarily guarantee various insurance activities as noted in the following table:

	December 31
	2011	2010
	(In thousands)
Letters of credit	$196,671	188,499
Surety bonds	74,280	76,273

Certain of these letters of credit and surety bonds guarantee insurance activities associated with insurance claim liabilities transferred in conjunction with the sale of our automotive transport business, reported as discontinued operations in previous years. To date, the insurance claims representing per-claim deductibles payable under third-party insurance policies have been paid and continue to be paid by the company that assumed such liabilities. However, if all or a portion of the estimated outstanding assumed claims of approximately $7 million at December 31, 2011 are unable to be paid, the third-party insurers may have recourse against certain of the outstanding letters of credit provided by Ryder in order to satisfy the unpaid claim deductibles. In 2009, in order to reduce our potential exposure to these claims, we drew upon an outstanding letter of credit provided by the purchaser and have a deposit and corresponding liability, both of which are outstanding at December 31, 2011. Periodically, an actuarial valuation will be made in order to better estimate the amount of outstanding insurance claim liabilities.

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20.     SHARE REPURCHASE PROGRAMS

In December 2011, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2011 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company’s various employee stock, stock option and employee stock purchase plans from December 1, 2011 through December 13, 2013. The December 2011 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management may establish prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2011 program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. We did not repurchase any shares under this program in 2011.

In February 2010, our Board of Directors authorized a $100 million discretionary share repurchase program over a period not to exceed two years. In 2010, we completed this program and repurchased and retired 2,420,390 shares at an aggregate cost of $100 million.

In December 2009, our Board of Directors authorized a two-year anti-dilutive share repurchase program. The December 2009 program limited aggregate share repurchases to no more than 2 million shares of Ryder common stock. During 2011 and 2010, we repurchased and retired 1,175,783 shares and 561,656 shares, respectively, under this program at an aggregate cost of $59 million and $23 million, respectively. No shares were repurchased under this program during 2009.

In December 2007, our Board of Directors authorized a $300 million discretionary share repurchase program over a period not to exceed two years. Additionally, our Board of Directors authorized a separate two-year anti-dilutive repurchase program. The anti-dilutive program limited aggregate share repurchases to no more than 2 million shares of our common stock. In 2009, we repurchased and retired 2,348,909 shares under the $300 million program at an aggregate cost of $100 million. In 2009, we repurchased and retired 377,372 shares under the anti-dilutive program at an aggregate cost of $16 million.

21.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

	Currency Translation Adjustments	Net Actuarial Loss (1)	Prior Service Credit (1)	Transition Obligation(1)	Unrealized (Loss) Gain on Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)
January 1, 2009	$(63,921)	(489,149)	8,908	70	(135)	(544,227)
Amortization	—	15,855	(1,550)	(18)	—	14,287
Pension curtailment	—	(12,182)	124	—	—	(12,058)
Realized currency translation loss, net (2)	14,212	—	—	—	—	14,212
Current period change	82,687	66,031	—	—	149	148,867

December 31, 2009	32,978	(419,445)	7,482	52	14	(378,919)
Amortization	—	12,416	(1,570)	(18)	—	10,828
Pension curtailment	—	1,074	—	—	—	1,074
Current period change	13,009	(22,577)	—	—	(14)	(9,582)

December 31, 2010	45,987	(428,532)	5,912	34	—	(376,599)
Amortization	—	13,146	(1,621)	(22)	—	11,503
Current period change	(17,768)	(184,301)	—	—	—	(202,069)

December 31, 2011	$28,219	(599,687)	4,291	12	—	(567,165)

(1)	Amounts pertain to our pension and/or postretirement benefit plans.
(2)	Amounts pertain to liquidation of our investments in several discontinued operations.

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22.    EARNINGS PER SHARE INFORMATION

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Years ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Earnings per share — Basic:
Earnings from continuing operations	$171,368	124,608	90,117
Less: Distributed and undistributed earnings allocated to nonvested stock	(2,751)	(1,759)	(964)

Earnings from continuing operations available to common shareholders — Basic	$168,617	122,849	89,153

Weighted average common shares outstanding— Basic	50,500	51,717	55,035

Earnings from continuing operations per common share — Basic	$3.34	2.38	1.62

Earnings per share — Diluted:
Earnings from continuing operations	$171,368	124,608	90,117
Less: Distributed and undistributed earnings allocated to nonvested stock	(2,737)	(1,756)	(964)

Earnings from continuing operations available to common shareholders — Diluted	$168,631	122,852	89,153

Weighted average common shares outstanding— Basic	50,500	51,717	55,035
Effect of dilutive options	378	167	59

Weighted average common shares outstanding— Diluted	50,878	51,884	55,094

Earnings from continuing operations per common share — Diluted	$3.31	2.37	1.62

Anti-dilutive options not included above	1,514	1,654	2,632

23.    SHARE-BASED COMPENSATION PLANS

The following table provides information on share-based compensation expense and income tax benefits recognized in 2011, 2010 and 2009:

	Years ended December 31,
	2011	2010	2009
	(In thousands)
Stock option and stock purchase plans	$9,497	9,069	9,887
Nonvested stock	7,926	7,474	6,517

Share-based compensation expense	17,423	16,543	16,404
Income tax benefit	(5,794)	(5,572)	(5,412)

Share-based compensation expense, net of tax	$11,629	10,971	10,992

Total unrecognized pre-tax compensation expense related to share-based compensation arrangements at December 31, 2011 was $25 million and is expected to be recognized over a weighted-average period of approximately 1.9 years. The total fair value of equity awards vested during the years ended December 31, 2011, 2010, and 2009 were $23 million, $11 million and $14 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share-Based Incentive Awards

Share-based incentive awards are provided to employees under the terms of six share-based compensation plans (collectively, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money stock options and nonvested stock at December 31, 2011. There are 8.0 million shares authorized to be issued under the Plans at December 31, 2011. There were 2.2 million unused shares available to be granted under the Plans as of December 31, 2011.

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

Employees granted market-based restricted stock rights also received market-based cash awards. The cash awards granted during 2011, 2010 and 2009 have the same vesting provisions as the market-based restricted stock rights except that Ryder’s TSR must at least meet the TSR of the 33rd percentile of the S&P 500. The cash awards are accounted for as liability awards as the awards are based upon the performance of our common stock and are settled in cash. As a result, the liability is adjusted to reflect fair value at the end of each reporting period. The fair value of the cash awards was estimated using a lattice-based option pricing valuation model that incorporates a Monte-Carlo simulation. The liability related to the cash awards was $3 million and $4 million at December 31, 2011 and December 31, 2010, respectively.

The following table is a summary of compensation expense recognized related to cash awards in addition to share-based compensation expense reported in the previous table.

	Years ended December 31
	2011	2010	2009
	(In thousands)
Cash awards	$1,882	2,052	2,456

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

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Option Awards

The following is a summary of option activity under our stock option plans as of and for the year ended December 31, 2011:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at January 1	3,483	$42.16
Granted	712	49.54
Exercised	(711)	39.90
Forfeited or expired	(187)	42.01

Options outstanding at December 31	3,297	$44.25	3.9	$32,350

Vested and expected to vest at December 31	3,217	$44.29	3.9	$31,516

Exercisable at December 31	1,845	$47.07	2.8	$14,165

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

Information about options in various price ranges at December 31, 2011 follows:

	Options Outstanding			Options Exercisable
Price Ranges	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(In thousands)	(In years)		(In thousands)
Less than $35.00	1,247	4.6	$32.78	475	$32.63
35.00-45.00	387	1.2	42.40	384	42.41
45.00-55.00	1,140	4.5	50.68	475	52.48
55.00 and over	523	3.2	58.94	511	58.95

Total	3,297	3.9	$44.25	1,845	$47.07

Restricted Stock Awards

The following is a summary of the status of Ryder’s nonvested restricted stock awards as of and for the year ended December 31, 2011:

	Time-Vested		Market-Based Vested
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
	(In thousands)		(In thousands)
Nonvested stock outstanding at January 1	330	$47.05	469	$23.23
Granted	202	52.56	144	25.37
Vested	(148)	55.33	(99)	49.45
Forfeited	(11)	49.45	(38)	18.01

Nonvested stock outstanding at December 31	373	$46.72	476	$18.69

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Purchase Plan

We maintain an Employee Stock Purchase Plan (ESPP), which enables eligible participants in the U.S. and Canada to purchase full or fractional shares of Ryder common stock through payroll deductions of up to 15% of eligible compensation. The ESPP provides for quarterly offering periods during which shares may be purchased at 85% of the fair market value on either the first or the last trading day of the quarter, whichever is less. Stock purchased under the ESPP must generally be held for 90 days. The amount of shares authorized to be issued under the existing ESPP was 4.5 million at December 31, 2011. There were 0.9 million unused shares available to be purchased under the ESPP at December 31, 2011.

The following table summarizes the status of Ryder’s ESPP:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at January 1	—	$—
Granted	216	37.45
Exercised	(216)	37.45
Forfeited or expired	—	—

Outstanding at December 31	—	$—	—	$—

Exercisable at December 31	—	$—	—	$—

Share-Based Compensation Fair Value Assumptions

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing valuation model that uses the weighted-average assumptions noted in the table below. Expected volatility is based on historical volatility of our stock and implied volatility from traded options on our stock. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award. We use historical data to estimate stock option exercises and forfeitures within the valuation model. The expected term of stock option awards granted is derived from historical exercise experience under the share-based employee compensation arrangements and represents the period of time that stock option awards granted are expected to be outstanding. The fair value of market-based restricted stock awards is estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by Ryder.

The following table presents the weighted-average assumptions used for options granted:

	Years ended December 31,
	2011	2010	2009
Option plans:
Expected dividends	2.2%	3.0%	2.8%
Expected volatility	38.7%	43.9%	46.4%
Risk-free rate	1.7%	1.7%	1.5%
Expected term in years	3.6 years	3.4 years	3.1 years
Grant-date fair value	$12.88	$8.93	$9.26
Purchase plan:
Expected dividends	2.4%	2.5%	2.8%
Expected volatility	32.8%	35.6%	67.6%
Risk-free rate	0.1%	0.2%	0.2%
Expected term in years	0.25 years	0.25 years	0.25 years
Grant-date fair value	$10.21	$8.95	$9.43

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Exercise of Employee Stock Options and Purchase Plans

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $9 million, $4 million, and $2 million, respectively. The total cash received from employees as a result of exercises under all share-based employee compensation arrangements for the years ended December 31, 2011, 2010 and 2009 was $33 million, $17 million, and $7 million, respectively. In connection with these exercises, the tax benefits realized from share-based employee compensation arrangements were $1 million, $1 million, and $0.4 million for the years ended December 31, 2011, 2010, and 2009, respectively.

24.    EMPLOYEE BENEFIT PLANS

Pension Plans

We historically sponsored several defined benefit pension plans covering most employees not covered by union-administered plans, including certain employees in foreign countries. These plans generally provided participants with benefits based on years of service and career-average compensation levels. The funding policy for these plans is to make contributions based on annual service costs plus amortization of unfunded past service liability, but not greater than the maximum allowable contribution deductible for federal income tax purposes. We may, from time to time, make voluntary contributions to our pension plans, which exceed the amount required by statute. The majority of the plans’ assets are invested in a master trust that, in turn, is invested primarily in commingled funds whose investments are listed stocks and bonds. As discussed under the Pension Curtailments and Settlements section we have frozen all of our major defined benefit pension plans.

We have a non-qualified supplemental pension plan covering certain U.S. employees, which provides for incremental pension payments from our funds so that total pension payments equal the amounts that would have been payable from our principal pension plans if it were not for limitations imposed by income tax regulations. The accrued pension liability related to this plan was $42 million and $40 million at December 31, 2011 and 2010, respectively.

Pension Expense

Pension expense from continuing operations was as follows:

	Years ended December 31,
	2011	2010	2009
	(In thousands)
Company-administered plans:
Service cost	$14,719	15,239	21,022
Interest cost	97,526	96,125	93,008
Expected return on plan assets	(101,803)	(93,135)	(74,925)
Settlement/curtailment loss	—	1,487	58
Amortization of:
Transition obligation	(31)	(25)	(25)
Net actuarial loss	20,226	19,025	24,028
Prior service credit	(2,278)	(2,256)	(2,192)

	28,359	36,460	60,974
Union-administered plans	5,988	5,199	5,256

Net pension expense	$34,347	41,659	66,230

Company-administered plans:
U.S.	$28,974	33,733	50,863
Foreign	(615)	2,727	10,111

	28,359	36,460	60,974
Union-administered plans	5,988	5,199	5,256

	$34,347	41,659	66,230

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the weighted-average actuarial assumptions used for Ryder’s pension plans in determining annual pension expense:

	U.S. Plans Years ended December 31,			Foreign Plans Years ended December 31,
	2011	2010	2009	2011	2010	2009
Discount rate	5.70%	6.20%	6.25%	5.55%	5.93%	6.81%
Rate of increase in compensation levels	4.00%	4.00%	4.00%	3.55%	3.54%	4.24%
Expected long-term rate of return on plan assets	7.45%	7.65%	7.90%	6.84%	7.04%	7.15%
Transition amortization in years	—	—	—	1	2	2
Gain and loss amortization in years	25	26	27	27	28	17

The return on plan assets assumption reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plans. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns or in asset allocation strategies of the plan assets.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Obligations and Funded Status

The following table sets forth the benefit obligations, assets and funded status associated with our pension plans:

	000000	000000
	December 31,
	2011	2010
	(In thousands)
Change in benefit obligations:
Benefit obligations at January 1	$1,744,233	1,603,560
Service cost	14,719	15,239
Interest cost	97,526	96,125
Actuarial loss	187,390	104,893
Benefits paid	(71,910)	(65,377)
Settlement	—	(4,635)
Foreign currency exchange rate changes	(4,372)	(5,572)

Benefit obligations at December 31	1,967,586	1,744,233

Change in plan assets:
Fair value of plan assets at January 1	1,428,784	1,282,882
Actual return on plan assets	(1,431)	157,567
Employer contribution	65,224	63,793
Participants’ contributions	61	372
Benefits paid	(71,910)	(65,377)
Settlement	—	(4,635)
Foreign currency exchange rate changes	(2,686)	(5,818)

Fair value of plan assets at December 31	1,418,042	1,428,784

Funded status	$(549,544)	(315,449)

Amounts recognized in the Consolidated Balance Sheets consisted of:

	00000000	00000000
	December 31,
	2011	2010
	(In thousands)
Noncurrent asset	$257	20,609
Current liability	(3,120)	(2,984)
Noncurrent liability	(546,681)	(333,074)

Net amount recognized	$(549,544)	(315,449)

Amounts recognized in accumulated other comprehensive loss (pre-tax) consisted of:

	00000000	00000000
	December 31,
	2011	2010
	(In thousands)
Transition obligation	$(20)	(51)
Prior service credit	(5,352)	(7,630)
Net actuarial loss	927,004	658,486

Net amount recognized	$921,632	650,805

In 2012, we expect to recognize approximately $2 million of the prior service credit and $31 million of the net actuarial loss as a component of pension expense.

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the weighted-average actuarial assumptions used in determining funded status:

	U.S. Plans December 31,		Foreign Plans December 31,
	2011	2010	2011	2010
Discount rate	4.90%	5.70%	4.76%	5.55%
Rate of increase in compensation levels	4.00%	4.00%	3.54%	3.55%

At December 31, 2011 and 2010, our pension obligations (accumulated benefit obligations (ABO) and projected benefit obligations (PBO)) greater than the fair value of related plan assets for our U.S. and foreign plans were as follows:

	U.S. Plans December 31,		Foreign Plans December 31,		Total December 31,
	2011	2010	2011	2010	2011	2010
	(In thousands)
Accumulated benefit obligations	$1,551,211	1,373,145	378,768	335,563	1,929,979	1,708,708
Plans with ABO in excess of plan assets:
PBO	$1,586,341	1,405,691	380,330	8,198	1,966,671	1,413,889
ABO	$1,551,211	1,373,145	377,854	6,888	1,929,065	1,380,033
Fair value of plan assets	$1,063,386	1,077,831	353,484	—	1,416,870	1,077,831
Plans with PBO in excess of plan assets:
PBO	$1,586,341	1,405,691	380,330	8,198	1,966,671	1,413,889
ABO	$1,551,211	1,373,145	377,854	6,888	1,929,065	1,380,033
Fair value of plan assets	$1,063,386	1,077,831	353,484	—	1,416,870	1,077,831

Plan Assets

Our pension investment strategy is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits. The plans utilize several investment strategies, including actively and passively managed equity and fixed income strategies. The investment policy establishes a target allocation for each asset class. Deviations between actual pension plan asset allocations and targeted asset allocations may occur as a result of investment performance during a month. Rebalancing of our pension plan asset portfolios is evaluated each month based on the prior month’s ending balances and rebalanced if actual allocations exceed an acceptable range. U.S. plans account for approximately 75% of our total pension plan assets. The target allocations for our U.S. plans during 2011 were 60% equity securities, 30% fixed income and 10% to all other types of investments. Equity securities primarily include investments in both domestic and international mutual funds. Fixed income securities include corporate bonds, mutual funds and other fixed income investments, primarily mortgage-backed securities. Other types of investments include private equity and hedge funds. The target allocations for our international plans are 67% equity securities and 33% fixed income. Equity and fixed income securities in our international plans include actively and passively managed mutual funds.

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the fair value of each major category of pension plan assets and the level of inputs used to measure fair value as of December 31, 2011 and 2010:

	Fair Value Measurements at December 31, 2011
Asset Category	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash and cash equivalents	$2,238	2,238	—	—
Equity securities:
U.S. companies	63,069	63,069	—	—
U.S. mutual funds	500,298	—	500,298	—
Foreign mutual funds	337,185	—	337,185	—
Fixed income securities:
Corporate bonds	53,424	—	53,424	—
Mutual funds	392,476	—	392,476	—
Other (primarily mortgage-backed securities)	809	—	809	—
Private equity and hedge funds	68,543	—	—	68,543

Total	$1,418,042	65,307	1,284,192	68,543

	Fair Value Measurements at December 31, 2010
Asset Category	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash and cash equivalents (1)	$53,462	53,462	—	—
Equity securities:
U.S. companies	82,999	82,999	—	—
U.S. mutual funds	452,390	—	452,390	—
Foreign mutual funds	428,358	—	428,358	—
Fixed income securities:
Corporate bonds	45,434	—	45,434	—
Mutual funds	346,614	—	346,614	—
Other (primarily mortgage-backed securities)	1,782	—	1,782	—
Private equity funds	17,745	—	—	17,745

Total	$1,428,784	136,461	1,274,578	17,745

(1)	We made voluntary pension contributions at the end of December 2010 of $50 million, which had not yet been invested in target asset classes.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fixed income securities — These investments include investment grade bonds of U.S. issuers from diverse industries, index mutual funds that track the Barclays Aggregate Index and other fixed income investments (primarily mortgage-backed securities). Fair values for the corporate bonds were valued using third-party pricing services. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. Since the corporate bonds are not actively traded, the fair value measurements have been classified within Level 2 of the fair value hierarchy. The mutual funds were valued at the unit prices established by the funds’ sponsors based on the fair value of the assets underlying the funds. Since the units of the funds are not actively traded, the fair value measurements have been classified within Level 2 of the fair value hierarchy. The other investments are not actively traded and fair values are estimated using bids provided by brokers, dealers or quoted prices of similar securities with similar characteristics or pricing models. Therefore, the other investments have been classified within Level 2 of the fair value hierarchy.

Private equity and hedge funds — These investments represent limited partnership interests in private equity and hedge funds. The partnership interests are valued by the general partners based on the underlying assets in each fund. The limited partnership interests are valued using unobservable inputs and have been classified within Level 3 of the fair value hierarchy.

The following table presents a summary of changes in the fair value of the pension plans’ Level 3 assets for the years ended December 31, 2011 and 2010:

	2011	2010
	(In thousands)
Beginning balance at January 1	$17,745	19,191
Return on plan assets:
Relating to assets still held at the reporting date	(2,277)	1,079
Relating to assets sold during the period	3,051	1,925
Purchases, sales, settlements and expenses	50,024	(4,450)

Ending balance at December 31	$68,543	17,745

The following table details pension benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter:

(In thousands)
2012	$84,107
2013	88,544
2014	93,470
2015	98,182
2016	103,406
2017-2021	591,576

For 2012, required pension contributions to our pension plans are estimated to be $81 million.

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We also participate in multi-employer plans that provide defined benefits to certain employees covered by collective-bargaining agreements. Such plans are usually administered by a board of trustees comprised of the management of the participating companies and labor representatives. The net pension cost of these plans is equal to the annual contribution determined in accordance with the provisions of negotiated labor contracts. Assets contributed to such plans are not segregated or otherwise restricted to provide benefits only to our employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects: 1) assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers; 2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and 3) if we chose to stop participating in some of our multi-employer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, which is referred to as a withdrawal liability.

Our participation in these plans is outlined in the table below. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2011 and 2010 is for the plan year-ended December 31, 2010 and December 31, 2009, respectively. The zone status is based on information that we received from the plan. Among other factors, plans in the red zone are generally less than sixty-five percent funded, plans in the yellow zone are less than eighty percent funded, and plans in the green zone are at least eighty percent funded.

		Pension Protection				FIP/RP Status					Expiration Date of Collective-
	EIN/Pension	Act Zone Status				Pending	Ryder Contributions			Surcharge	Bargaining
Pension Fund	Plan Number (1)	2011		2010		/Implemented (2)	2011	2010	2009	Imposed	Agreement
							(Dollars in thousands)
Western Conference Teamsters	91-6145047	Green		Green		No	$1,855	1,494	1,455	No	12/31/2011 to 4/1/2016

IAM National	51-6031295	Green		Green		No	1,794	1,573	1,535	No	11/30/2011 to 8/31/2014

Automobile Mechanics Local No. 701	36-6042061	Red		Red		FIP Adopted	1,203	1,076	1,058	No	10/31/11 to 5/31/2013

International Association of Machinists Motor City	38-6237143	Yellow	(3)	Yellow	(3)	RP adopted	392	372	379	No	11/30/2011 to 1/31/2014

Other Funds							744	684	829

Total contributions:							$5,988	5,199	5,256

(1)	The “EIN/Pension Plan Number” column provides the Employee Identification Number and the three-digit plan number, if applicable.
(2)	The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented.
(3)	Plan years ended June 30, 2011 and 2010.
.

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our contributions to the International Association of Machinists Motor City Pension Fund exceeded 5% of the total plan contributions for the plan year ended June 30, 2011.

Savings Plans

Employees who do not actively participate in pension plans and are not covered by union-administered plans are generally eligible to participate in enhanced savings plans. These plans provide for (i) a company contribution even if employees do not make contributions, (ii) a company match of employee contributions of eligible pay, subject to tax limits and (iii) a discretionary company match. Savings plan costs totaled $33 million in 2011, $27 million in 2010, and $22 million in 2009.

Deferred Compensation and Long-Term Compensation Plans

We have deferred compensation plans that permit eligible U.S. employees, officers and directors to defer a portion of their compensation. The deferred compensation liability, including Ryder matching amounts and accumulated earnings, totaled $23 million at December 31, 2011 and 2010.

We have established grantor trusts (Rabbi Trusts) to provide funding for benefits payable under the supplemental pension plan, deferred compensation plans and long-term incentive compensation plans. The assets held in the trusts at December 31, 2011 and 2010 amounted to $23 million and $21 million, respectively. The Rabbi Trusts’ assets consist of short-term cash investments and a managed portfolio of equity securities, including our common stock. These assets, except for the investment in our common stock, are included in “Direct financing leases and other assets” because they are available to our general creditors in the event of insolvency. The equity securities are classified as trading securities and stated at fair value. Both realized and unrealized gains and losses are included in “Miscellaneous income, net.” The Rabbi Trusts’ investment of $4 million and $3 million in our common stock at December 31, 2011 and 2010, respectively, is reflected at historical cost and recorded against shareholders’ equity.

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

Total postretirement benefit expense was as follows:

	Years ended December 31,
	2011	2010	2009
	(In thousands)
Service cost	$1,294	1,374	1,455
Interest cost	2,503	2,722	2,828
Amortization of:
Net actuarial loss	231	352	637
Prior service credit	(231)	(231)	(231)

Postretirement benefit expense	$3,797	4,217	4,689

U.S.	$3,155	3,134	3,537
Foreign	642	1,083	1,152

	$3,797	4,217	4,689

The following table sets forth the weighted-average discount rates used in determining annual postretirement benefit expense:

	U.S. Plan			Foreign Plan
	Years ended December 31,			Years ended December 31,
	2011	2010	2009	2011	2010	2009
Discount rate	5.70%	6.20%	6.25%	5.25%	6.00%	6.75%

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our postretirement benefit plans are not funded. The following table sets forth the benefit obligations associated with our postretirement benefit plans:

	December 31,
	2011	2010
	(In thousands)
Benefit obligations at January 1	$47,169	49,329
Service cost	1,294	1,374
Interest cost	2,503	2,722
Actuarial gain	(5,754)	(4,741)
Benefits paid	(2,023)	(1,894)
Foreign currency exchange rate changes	(197)	379

Benefit obligations at December 31	$42,992	47,169

Amounts recognized in the Consolidated Balance Sheets consisted of:

	December 31,
	2011	2010
	(In thousands)
Current liability	$(2,838)	(3,382)
Noncurrent liability	(40,154)	(43,787)

Amount recognized	$(42,992)	(47,169)

Amounts recognized in accumulated other comprehensive loss (pre-tax) consisted of:

	December 31,
	2011	2010
	(In thousands)
Prior service credit	$(1,538)	(1,769)
Net actuarial loss	867	6,901

Net amount recognized	$(671)	5,132

In 2012, we expect to recognize approximately $0.2 million of the prior service credit and $0.2 million of the net actuarial loss as a component of total postretirement benefit expense.

Our annual measurement date is December 31 for both U.S. and foreign postretirement benefit plans. Assumptions used in determining accrued postretirement benefit obligations were as follows:

	U.S. Plan		Foreign Plan
	December 31,		December 31,
	2011	2010	2011	2010
Discount rate	4.90%	5.70%	4.50%	5.25%
Rate of increase in compensation levels	4.00%	4.00%	3.50%	3.50%
Healthcare cost trend rate assumed for next year	8.00%	8.00%	7.50%	8.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2017	2017	2017

Changing the assumed healthcare cost trend rates by 1% in each year would not have a material effect on the accumulated postretirement benefit obligation at December 31, 2011 or annual postretirement benefit expense for 2011.

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details other postretirement benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter:

000000000000000000
(In thousands)
2012	$ 2,838
2013	3,065
2014	3,252
2015	3,415
2016	3,537
2017-2021	17,663

25.      ENVIRONMENTAL MATTERS

Our operations involve storing and dispensing petroleum products, primarily diesel fuel, regulated under environmental protection laws. These laws and environmental best practices require us to identify, track, eliminate or mitigate the effect of such substances on the environment. In response to these requirements, we continually upgrade our operating facilities and implement various programs to detect and minimize negative environmental impacts. In addition, we have received notices from the Environmental Protection Agency (EPA) and others that we have been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, the Superfund Amendments and Reauthorization Act and similar state statutes and may be required to share in the cost of cleanup of 18 identified disposal sites.

Our environmental expenses, which are primarily presented within “Other operating expenses” and “Cost of fuel services” in our Consolidated Statements of Earnings, consist of remediation costs as well as normal recurring expenses such as licensing, testing and waste disposal fees. These expenses totaled $7 million, $7 million, and $8 million, in 2011, 2010 and 2009, respectively. The carrying amount of our environmental liabilities was $14 million at December 31, 2011 and 2010. Capital expenditures related to our environmental programs totaled approximately $3 million, $2 million, and $4 million, in 2011, 2010, and 2009, respectively. Our asset retirement obligations related to fuel tanks to be removed are not included above and are recorded within “Accrued expenses” and “Other non-current liabilities” in our Consolidated Balance Sheets.

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

Acquisition-related Transaction Costs

During 2011, we incurred $2 million of transaction costs related to the acquisition of Hill Hire. During 2010, we incurred $4 million of transaction costs related to the acquisition of TLC. These charges were primarily recorded within “Selling, general and administrative expenses” in our Consolidated Statements of Earnings.

Sale of International Facility

In 2008, we were notified that a significant customer in Singapore would not renew their contract and assessed the recoverability of the facility used in this customer’s operation. We concluded that the carrying value of the facility was not recoverable and that the carrying value exceeded the fair value. As a result, we recorded an additional pre-tax impairment charge during 2009 of $7 million to write-down the facility to its estimated fair value. These charges were recorded within “Cost of services” in our Consolidated Statements of Earnings.

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During 2010, real estate conditions improved and in the fourth quarter of 2010, we completed the sale of the facility and recognized a pre-tax gain of $1 million. The gain was included within “Miscellaneous income, net” in our Consolidated Statements of Earnings.

27.      OTHER MATTERS

We are a party to various claims, complaints and proceedings arising in the ordinary course of business including but not limited to those relating to litigation matters, environmental matters, risk management matters (e.g. vehicle liability, workers’ compensation, etc.) and administrative assessments primarily associated with operating taxes. We are also subject to various claims, tax assessment and administrative proceeding associated with our discontinued operations. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. It is not possible at this time for us to determine fully the effect of all unasserted claims and assessments on our consolidated financial condition, results of operations or liquidity; however, to the extent possible, where unasserted claims can be estimated and where such claims are considered probable, we have recorded a liability. Litigation is subject to many uncertainties, and the outcome of any individual litigated matter is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings could be decided unfavorably to Ryder. To the extent that these matters pertain to our discontinued operations, additional adjustments and expenses may be recorded through discontinued operations in future periods as further relevant information becomes available. Although the final resolution of any such matters could have a material effect on our consolidated operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, we believe that any resulting liability should not materially affect our consolidated financial position.

In Brazil, we were assessed $16 million, including penalties and interest, related to tax due on the sale of our outbound automotive carriage business in 2001. On November 11, 2010, the Administrative Tax Court dismissed the assessment. The tax authority filed a motion to review the decision before the Administrative Tax Court. On December 6, 2011, the Administrative Tax Court upheld our position. The time for the tax authority to appeal these decisions has not yet expired and the tax authority is evaluating whether it will file a final Special Appeal. We believe it is more likely than not that our tax position will ultimately be sustained if appealed and no amounts have been reserved for this matter.

We are also a defendant in a few lawsuits containing various class-action allegations of wage-and-hour violations and improper pay practice claims. The plaintiffs in these lawsuits allege, among other things, that they were not paid for certain hours worked, were not paid overtime or were not provided work breaks or other benefits. The complaints generally seek unspecified monetary damages, injunctive relief, or both. Ryder denies liability and is defending the actions, and although these matters have not been definitively resolved, we do not believe that any resolution will materially affect our consolidated operating results or financial position.

28.      SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	0000000000	0000000000	0000000000
	Years ended December 31,
	2011	2010	2009
	(In thousands)
Interest paid	$126,916	120,184	144,998
Income taxes paid (refunded)	21,541	4,906	(15,452)
Changes in accounts payable related to purchases of revenue earning equipment	61,290	17,559	(40,551)
Operating and revenue earning equipment acquired under capital leases	39,279	137	1,949

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

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our primary measurement of segment financial performance, defined as “Earnings Before Tax” (EBT) from continuing operations, includes an allocation of CSS and excludes restructuring and other charges, net described in Note 5, “Restructuring and Other Charges” and excludes the items discussed in Note 26, “Other Items Impacting Comparability.” CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal and corporate communications. The objective of the EBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation. CSS costs attributable to the business segments are predominantly allocated to FMS, SCS and DCC as follows:

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

Our FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to the SCS and DCC segments. Inter-segment revenue and EBT are accounted for at rates similar to those executed with third parties. EBT related to inter-segment equipment and services billed to customers (equipment contribution) is included in both FMS and the business segment which served the customer and then eliminated (presented as “Eliminations”).

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Each business segment follows the same accounting policies as described in Note 1, “Summary of Significant Accounting Policies.” Business segment revenue and EBT from continuing operations is as follows:

	Years ended December 31,
	2011	2010	2009
	(In thousands)
Revenue:
Fleet Management Solutions:
Full service lease	$1,862,304	1,804,420	1,851,713
Commercial rental	691,573	505,396	414,144

Full service lease and commercial rental	2,553,877	2,309,816	2,265,857
Contract maintenance	142,574	147,332	155,638
Contract-related maintenance	191,438	160,134	162,499
Other	69,124	67,448	66,511
Fuel services revenue	887,483	716,871	625,882

Total Fleet Management Solutions from external customers	3,844,496	3,401,601	3,276,387
Inter-segment revenue	373,834	310,552	291,449

Fleet Management Solutions	4,218,330	3,712,153	3,567,836
Supply Chain Solutions from external customers	1,605,364	1,252,251	1,139,911
Dedicated Contract Carriage from external customers	600,674	482,583	470,956
Eliminations	(373,834)	(310,552)	(291,449)

Total revenue	$6,050,534	5,136,435	4,887,254

EBT:
Fleet Management Solutions	$250,111	172,185	140,400
Supply Chain Solutions	69,460	47,111	35,700
Dedicated Contract Carriage	32,528	30,966	37,643
Eliminations	(24,212)	(19,275)	(21,058)

	327,887	230,987	192,685
Unallocated Central Support Services	(42,711)	(41,531)	(35,834)
Restructuring and other charges, net and other items(1)	(5,789)	(3,151)	(13,082)

Earnings before income taxes from continuing operations	$279,387	186,305	143,769

(1)	See Note 26, “Other Items Impacting Comparability,” for a discussion of items, in addition to restructuring and other charges, net that are excluded from our primary measure of segment performance.

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth share-based compensation, depreciation expense, (gains) losses on vehicle sales, net, other non-cash charges (credits), net, interest expense (income), capital expenditures and total assets for the years ended December 31, 2011, 2010 and 2009 as provided to the chief operating decision-maker for each of Ryder’s reportable business segments:

	00000000000	00000000000	00000000000	00000000000	00000000000	00000000000
	FMS	SCS	DCC	CSS	Eliminations	Total
	(In thousands)
2011
Share-based compensation expense	$5,388	3,663	649	7,723	—	17,423
Depreciation expense (1)	$842,094	26,780	2,338	1,050	—	872,262
Gains on vehicles sales, net	$(62,496)	(383)	—	—	—	(62,879)
Other non-cash charges (credits), net (2)	$36,689	3,248	4	(13)	—	39,928
Interest expense (income) (3)	$133,245	1,621	(1,695)	(7)	—	133,164
Capital expenditures paid (4)	$1,653,425	27,250	2,959	14,955	—	1,698,589
Total assets	$6,815,404	672,779	154,390	198,476	(223,214)	7,617,835

2010
Share-based compensation expense	$5,011	2,927	503	8,102	—	16,543
Depreciation expense (1)	$812,588	18,476	1,809	968	—	833,841
(Gains) losses on vehicles sales, net	$(28,765)	38	—	—	—	(28,727)
Other non-cash charges (credits), net (2)	$40,232	1,006	15	(353)	—	40,900
Interest expense (income) (3)	$130,742	1,062	(1,821)	11	—	129,994
Capital expenditures paid (4)	$1,043,280	14,222	2,123	10,467	—	1,070,092
Total assets	$5,944,971	674,196	117,595	106,906	(191,294)	6,652,374

2009
Share-based compensation expense	$4,692	3,295	480	7,937	—	16,404
Depreciation expense (1)	$850,214	28,692	1,335	975	—	881,216
Gains on vehicle sales, net	$(12,282)	(10)	—	—	—	(12,292)
Other non-cash charges, net (2)	$40,546	710	15	30	—	41,301
Interest expense (income) (3)	$144,605	1,707	(2,085)	115	—	144,342
Capital expenditures paid (4)	$635,135	8,550	1,436	6,832	—	651,953
Total assets	$5,809,086	366,920	105,484	116,632	(138,292)	6,259,830

(1)	Depreciation expense associated with CSS assets was allocated to business segments based upon estimated and planned asset utilization. Depreciation expense totaling $9 million, $9 million, and $12 million during 2011, 2010, and 2009, respectively, associated with CSS assets was allocated to other business segments.
(2)	Includes amortization expense.
(3)	Interest expense was primarily allocated to the FMS segment since such borrowings were used principally to fund the purchase of revenue earning equipment used in FMS; however, interest expense (income) was also reflected in SCS and DCC based on targeted segment leverage ratios.
(4)	Excludes acquisition payments of $362 million, $212 million, and $89 million in 2011, 2010, and 2009, respectively, comprised primarily of long-lived assets. See Note 3, “Acquisitions,” for additional information.

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Geographic Information

	Years ended December 31,
	2011	2010	2009
	(In thousands)
Revenue:
United States	$5,075,432	4,313,483	4,126,973

Foreign:
Canada	481,593	466,405	424,148
Europe	324,214	219,508	223,879
Mexico	147,464	122,312	97,649
Asia	21,831	14,727	14,605

	975,102	822,952	760,281

Total	$6,050,534	5,136,435	4,887,254

Long-lived assets:
United States	$4,708,086	4,098,735	3,985,166

Foreign:
Canada	481,139	468,062	478,091
Europe	463,848	219,178	232,320
Mexico	19,931	21,194	16,832
South America	—	—	531
Asia	847	892	9,629

	965,765	709,326	737,403

Total	$5,673,851	4,808,061	4,722,569

Certain Concentrations

We have a diversified portfolio of customers across a full array of transportation and logistics solutions and across many industries. We believe this will help to mitigate the impact of adverse downturns in specific sectors of the economy. Our portfolio of full service lease and commercial rental customers is not concentrated in any one particular industry or geographic region. We derive a significant portion of our SCS revenue from the automotive industry, mostly from manufacturers and suppliers of original equipment parts. During 2011, 2010 and 2009, the automotive industry accounted for approximately 37%, 43% and 42%, respectively, of SCS total revenue.

RYDER SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

30.	QUARTERLY INFORMATION (UNAUDITED)

		Earnings from Continuing		Earnings from Continuing Operations per Common Share		Net Earnings per Common Share
	Revenue	Operations	Net Earnings	Basic	Diluted	Basic	Diluted
	(In thousands, except per share amounts)
2011
First quarter	$1,425,376	25,857	25,125	0.50	0.50	0.49	0.48
Second quarter	1,513,344	40,914	40,033	0.80	0.79	0.78	0.77
Third quarter	1,570,720	56,933	56,524	1.11	1.10	1.10	1.10
Fourth quarter	1,541,094	47,664	48,095	0.93	0.92	0.94	0.93

Full year	$6,050,534	171,368	169,777	3.34	3.31	3.31	3.28

2010
First quarter	$1,219,938	12,872	12,373	0.24	0.24	0.23	0.23
Second quarter	1,286,123	30,600	29,841	0.58	0.58	0.57	0.56
Third quarter	1,316,948	39,674	38,835	0.76	0.76	0.74	0.74
Fourth quarter	1,313,426	41,462	37,121	0.80	0.80	0.72	0.72

Full year	$5,136,435	124,608	118,170	2.38	2.37	2.25	2.25

Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per-share amounts for the quarters may not equal per-share amounts for the year.

See Note 4, “Discontinued Operations,” Note 5, “Restructuring and Other Charges,” and Note 26, “Other Items Impacting Comparability,” for items included in earnings during 2011 and 2010.

Earnings in the second quarter of 2011 included an income tax charge of $5 million, or $0.10 per diluted common share, related to a tax law change in Michigan. Earnings in the third quarter of 2011 included an income tax benefit of $1 million, or $0.01 per diluted common share, associated with the deduction of acquisition-related transaction costs incurred in a prior year.

Earnings in the fourth quarter of 2010 included an income tax benefit of $11 million, or $0.21 per diluted common share, related to the favorable settlement of prior tax years as well as the expiration of a statute of limitations.

.

RYDER SYSTEM, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Earnings	Transferred from (to) Other Accounts (1)	Deductions (2)	Balance at End of Period
	(In thousands)
2011
Accounts receivable allowance	$13,867	7,466	—	6,844	14,489
Direct finance lease allowance	$784	867	—	748	903
Self-insurance accruals (3)	$243,248	217,980	54,833	262,637	253,424
Reserve for residual value guarantees	$4,497	347	—	626	4,218
Valuation allowance on deferred tax assets	$39,216	672	—	(1,436)	41,324

2010
Accounts receivable allowance	$13,808	4,757	—	4,698	13,867
Direct finance lease allowance	$813	399	—	428	784
Self-insurance accruals (3)	$242,905	201,236	45,470	246,363	243,248
Reserve for residual value guarantees	$4,049	1,643	—	1,195	4,497
Valuation allowance on deferred tax assets	$36,573	978	—	(1,665)	39,216

2009
Accounts receivable allowance	$15,477	13,703	—	15,372	13,808
Direct finance lease allowance	$4,724	1,011	—	4,922	813
Self-insurance accruals (3)	$256,002	201,273	47,726	262,096	242,905
Reserve for residual value guarantees	$2,389	3,015	—	1,355	4,049
Valuation allowance on deferred tax assets	$34,549	4,443	—	2,419	36,573

(1)	Transferred from (to) other accounts includes employee contributions made to the medical and dental self-insurance plans.

(2)	Deductions represent receivables written-off, lease termination payments, insurance claim payments during the period and net foreign currency translation adjustments.

(3)	Self-insurance accruals include vehicle liability, workers’ compensation, property damage, cargo and medical and dental, which comprise our self-insurance programs. Amount charged to earnings include development in prior year selected loss development factors which benefited earnings by $4 million in 2011, reduced earnings by $3 million in 2010 and benefited earnings by $1 million in 2009.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that at December 31, 2011, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Certified Public Accounting Firm thereon are set out in Item 8 of Part II of this Form 10-K Annual Report.

Changes in Internal Controls over Financial Reporting

During the three months ended December 31, 2011, there were no changes in Ryder’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect such internal control over financial reporting.

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

EXHIBIT INDEX

Exhibit Number	Description
3.1(a)	The Ryder System, Inc. Restated Articles of Incorporation, dated November 8, 1985, as amended through May 18, 1990, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1990, are incorporated by reference into this report.
3.1(b)	Articles of Amendment to Ryder System, Inc. Restated Articles of Incorporation, dated November 8, 1985, as amended, previously filed with the Commission on April 3, 1996 as an exhibit to Ryder’s Form 8-A are incorporated by reference into this report.
3.2	The Ryder System, Inc. By-Laws, as amended through December 15, 2009, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on December 21, 2009, are incorporated by reference into this report.
4.1	Ryder hereby agrees, pursuant to paragraph(b)(4)(iii) of Item 601 of Regulation S-K, to furnish the Commission with a copy of any instrument defining the rights of holders of long-term debt of Ryder, where such instrument has not been filed as an exhibit hereto and the total amount of securities authorized there under does not exceed 10% of the total assets of Ryder and its subsidiaries on a consolidated basis.
4.2(a)	The Form of Indenture between Ryder System, Inc. and The Chase Manhattan Bank (National Association) dated as of June 1, 1984, filed with the Commission on November 19, 1985 as an exhibit to Ryder’s Registration Statement on Form S-3 (No. 33-1632), is incorporated by reference into this report.
4.2(b)	The First Supplemental Indenture between Ryder System, Inc. and The Chase Manhattan Bank (National Association) dated October 1, 1987, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated by reference into this report.
4.3	The Form of Indenture between Ryder System, Inc. and The Chase Manhattan Bank (National Association) dated as of May 1, 1987, and supplemented as of November 15, 1990 and June 24, 1992, filed with the Commission on July 30, 1992 as an exhibit to Ryder’s Registration Statement on Form S-3 (No. 33-50232), is incorporated by reference into this report.
4.4	The Form of Indenture between Ryder System, Inc. and J.P. Morgan Trust Company (National Association)dated as of October 3, 2003 filed with the Commission on August 29, 2003 as an exhibit to Ryder’s Registration Statement on Form S-3 (No. 333-108391), is incorporated by reference into this report.
10.1(a)	Separation Agreement and Release, dated as of August 23, 2010, between Ryder Truck Rental, Inc. and Anthony G. Tegnelia previously filed with the Commission as an exhibit to Ryder’s Quarterly Report on Form 10-Q file with the Commission for the quarter ended September 30, 2010 is incorporated by reference into this report.
10.1(b)	Severance Agreement, dated December 16, 2010, between Ryder System, Inc. and Art A. Garcia previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2010 is incorporated by reference into this report.
10.1(c)	The Ryder System, Inc. Executive Severance Plan, amended and restated effective as of January 1, 2009, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 11, 2009, is incorporated by reference into this report.
10.1(d)	The form of Amended and Restated Severance Agreement for executive officers, effective as of December 19, 2008, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 11, 2009, is incorporated by reference into this report.
10.4(a)	The Ryder System, Inc. 1995 Stock Incentive Plan, as amended and restated at May 4, 2001, previously filed with the Commission as an exhibit to Ryder’s report on Form 10-Q for the quarter ended September 30, 2001, is incorporated by reference into this report.
10.4(b)	The Ryder System, Inc. 1995 Stock Incentive Plan, as amended and restated as of July 25, 2002, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated by reference into this report.
10.4(c)	The Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission on March 30, 2005 as Appendix A to the Proxy Statement for the 2005 Annual Meeting of Shareholders of the Company is incorporated by reference into this report.
10.4(d)	The Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission on March 21, 2008, as Appendix A to Ryder’s Definitive Proxy Statement on Schedule 14A, is incorporated by reference into this report.
10.4(e)	The Ryder System, Inc. Stock Purchase Plan for Employees, previously filed with the Commission on March 29, 2010, as Appendix B to Ryder System, Inc.’s Definitive Proxy Statement on Schedule 14A, is incorporated by reference into this report.
10.4(f)	Terms and Conditions applicable to non-qualified stock options granted under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 14, 2007, are incorporated by reference into this report.

Exhibit Number	Description
10.4(g)	Terms and Conditions applicable to restricted stock rights granted under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 8, 2008, are incorporated by reference into this report.
10.4(h)	Terms and Conditions applicable to restricted stock units granted under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on May 11, 2005, are incorporated by reference into this report.
10.4(i)	Terms and Conditions applicable to annual incentive cash awards granted under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 11, 2011, are incorporated by reference into this report.
10.4(j)	Terms and Conditions applicable to performance-based restricted stock rights granted in 2009 under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 11, 2009, are incorporated by reference into this report.
10.4(k)	Terms and Conditions applicable to performance-based cash awards granted in 2009 under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 11, 2009, are incorporated by reference into this report.
10.5(a)	The Ryder System, Inc. Directors Stock Award Plan, as amended and restated at February 10, 2005, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference into this report.
10.5(b)	The Ryder System, Inc. Directors Stock Plan, as amended and restated at May 7, 2004, previously filed with the Commission as an exhibit to Ryder’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference into this report.
10.6(a)

The Ryder System Benefit Restoration Plan, as amended and restated, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 11, 2009, is incorporated by reference into this report.

10.10	The Ryder System, Inc. Deferred Compensation Plan, effective as of January 1, 2009, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on February 11, 2009, is incorporated by reference to this report.
10.14	Global Revolving Credit Agreement dated as of June 8, 2011, by and among, Ryder System, Inc., certain subsidiaries of Ryder System, Inc., and the lenders and agents named therein, previously filed with the Commission as an exhibit to Ryder’s Current Report on Form 8-K filed with the Commission on June 8, 2011, is incorporated by reference into this report.
21.1	List of subsidiaries of the registrant, with the state or other jurisdiction of incorporation or organization of each, and the name under which each subsidiary does business.
23.1	PricewaterhouseCoopers LLP consent to incorporation by reference in certain Registration Statements on Forms S-3 and S-8 of their report on Consolidated Financial Statements financial statement schedule and effectiveness of internal controls over financial reporting of Ryder System, Inc.
24.1	Manually executed powers of attorney for each of:

	James S. Beard	John M. Berra
	Robert J. Eck	L. Patrick Hassey
	Lynn M. Martin	Luis P. Nieto, Jr.
	Eugene A. Renna	Abbie J. Smith
	E. Follin Smith	Hansel E. Tookes, II

31.1	Certification of Gregory T. Swienton pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Art A. Garcia pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of Gregory T. Swienton and Art A. Garcia pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(b)	Executive Compensation Plans and Arrangements:

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

Date: February 16, 2012	RYDER SYSTEM, INC.

By: /s/ GREGORY T. SWIENTON
Gregory T. Swienton
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 16, 2012	By: /s/ GREGORY T. SWIENTON
Gregory T. Swienton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: February 16, 2012	By: /s/ ART A. GARCIA
Art A. Garcia
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 16, 2012	By: /s/ CRISTINA A. GALLO-AQUINO
Cristina A. Gallo-Aquino
Vice President and Controller
(Principal Accounting Officer)

Date: February 16, 2012	By: JAMES S. BEARD *
James S. Beard
Director

Date: February 16, 2012	By: JOHN M. BERRA *
John M. Berra
Director

Date: February 16, 2012	By: ROBERT J. ECK *
Robert J. Eck
Director

Date: February 16, 2012	By: L. PATRICK HASSEY*
L. Patrick Hassey
Director

Date: February 16, 2012	By: Lynn M. Martin*
Lynn M. Martin
Director

Date: February 16, 2012	By: LUIS P. NIETO, JR. *
Luis P. Nieto, Jr.
Director

Date: February 16, 2012	By: EUGENE A. RENNA *
Eugene A. Renna
Director

Date: February 16, 2012	By: ABBIE J. SMITH *
Abbie J. Smith
Director

Date: February 16, 2012	By: E. FOLLIN SMITH *
E. Follin Smith
Director

Date: February 16, 2012	By: HANSEL E. TOOKES, II *
Hansel E. Tookes, II
Director

Date: February 16, 2012	*By: /s/ FLORA R. PEREZ
Flora R. Perez
Attorney-in-Fact