Form 10-K/A
period 2011-12-31
RYDER SYSTEM INC
filed 2012-03-19
CIK 85961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Form 10-K”) to correct the signature line of the report of PricewaterhouseCoopers LLP (the “Report”) set forth on page 54 of the Form 10-K. The Report had been signed by PricewaterhouseCoopers LLP, but the conformed signature line was inadvertently omitted from the Report when the Form 10-K was filed.

This Amendment No. 1 to the Form 10-K amends Part II, Item 8 of the Form 10-K to include the conformed signature of PricewaterhouseCoopers LLP in the Report. Other than adding the conformed signature line to the Report, we have made no other changes to Item 8.

Except as described above, this Amendment No. 1 to the Form 10-K does not amend any other information set forth in the Form 10-K, and we have not updated disclosures contained therein to reflect any events that may have occurred at a date subsequent to the date of the Form 10-K.

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

EXHIBIT INDEX

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

Date: March 19, 2012	RYDER SYSTEM, INC.

By: /s/ GREGORY T. SWIENTON
Gregory T. Swienton
Chairman of the Board and Chief Executive Officer