Form 10-Q
period 2012-03-31
RYDER SYSTEM INC
filed 2012-04-24
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012
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

The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at March 31, 2012 was 51,273,569.

1

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended March 31,
	2012	2011
	(In thousands, except per share amounts)
Lease and rental revenues	$637,858	579,415
Services revenue	678,352	632,738
Fuel services revenue	220,066	213,223
Total revenues	1,536,276	1,425,376

Cost of lease and rental	455,630	408,515
Cost of services	577,948	537,857
Cost of fuel services	215,573	208,960
Other operating expenses	34,249	34,629
Selling, general and administrative expenses	196,019	173,109
Gains on vehicle sales, net	(21,991)	(12,349)
Interest expense	34,765	34,419
Miscellaneous income, net	(4,480)	(4,142)
Restructuring and other charges, net	865	768
	1,488,578	1,381,766
Earnings from continuing operations before income taxes	47,698	43,610
Provision for income taxes	12,822	17,753
Earnings from continuing operations	34,876	25,857
Loss from discontinued operations, net of tax	(555)	(732)
Net earnings	$34,321	25,125

Earnings (loss) per common share — Basic
Continuing operations	$0.68	0.50
Discontinued operations	(0.01)	(0.01)
Net earnings	$0.67	0.49

Earnings (loss) per common share — Diluted
Continuing operations	$0.68	0.50
Discontinued operations	(0.01)	(0.02)
Net earnings	$0.67	0.48

Comprehensive income	$61,812	52,424

Cash dividends declared per common share	$0.29	0.27

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	March 31, 2012	December 31, 2011
	(Dollars in thousands, except per share amount)
Assets:
Current assets:
Cash and cash equivalents	$113,621	104,572
Receivables, net	789,256	754,644
Inventories	67,283	65,912
Prepaid expenses and other current assets	152,181	163,045
Total current assets	1,122,341	1,088,173
Revenue earning equipment, net of accumulated depreciation of $3,523,771 and $3,462,359, respectively	5,529,793	5,049,671
Operating property and equipment, net of accumulated depreciation of $929,173 and $911,717, respectively	625,504	624,180
Goodwill	377,829	377,306
Intangible assets	83,126	84,820
Direct financing leases and other assets	410,049	393,685
Total assets	$8,148,642	7,617,835

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$586,872	274,366
Accounts payable	720,599	391,827
Accrued expenses and other current liabilities	454,277	507,630
Total current liabilities	1,761,748	1,173,823
Long-term debt	3,006,302	3,107,779
Other non-current liabilities	891,283	896,587
Deferred income taxes	1,117,929	1,121,493
Total liabilities	6,777,262	6,299,682

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, March 31, 2012 or December 31, 2011	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, March 31, 2012 — 51,273,569; December 31, 2011 — 51,143,946	25,637	25,572
Additional paid-in capital	784,108	769,383
Retained earnings	1,101,309	1,090,363
Accumulated other comprehensive loss	(539,674)	(567,165)
Total shareholders’ equity	1,371,380	1,318,153
Total liabilities and shareholders’ equity	$8,148,642	7,617,835
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings	$34,321	25,125
Less: Loss from discontinued operations, net of tax	(555)	(732)
Earnings from continuing operations	34,876	25,857
Depreciation expense	226,608	205,937
Gains on vehicle sales, net	(21,991)	(12,349)
Share-based compensation expense	4,437	4,105
Amortization expense and other non-cash charges, net	9,101	7,724
Deferred income tax expense	14,356	12,781
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(26,520)	(51,090)
Inventories	(1,166)	(3,750)
Prepaid expenses and other assets	(5,644)	(8,174)
Accounts payable	9,448	31,408
Accrued expenses and other non-current liabilities	(57,229)	5,115
Net cash provided by operating activities from continuing operations	186,276	217,564

Cash flows from financing activities from continuing operations:
Net change in commercial paper borrowings	(164,298)	(290,132)
Debt proceeds	369,920	349,867
Debt repaid, including capital lease obligations	(2,784)	(820)
Dividends on common stock	(14,853)	(13,945)
Common stock issued	13,156	5,222
Common stock repurchased	(11,920)	(12,036)
Excess tax benefits from share-based compensation	789	548
Debt issuance costs	(2,211)	(1,732)
Net cash provided by financing activities from continuing operations	187,799	36,972

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(470,969)	(313,218)
Sales of revenue earning equipment	91,341	66,150
Sales of operating property and equipment	2,898	5,030
Acquisitions	(2,076)	(83,776)
Collections on direct finance leases	15,475	14,828
Changes in restricted cash	(2,438)	(281)
Net cash used in investing activities from continuing operations	(365,769)	(311,267)

Effect of exchange rate changes on cash	1,660	341
Increase (decrease) in cash and cash equivalents from continuing operations	9,966	(56,390)

Cash flows from discontinued operations:
Operating cash flows	(933)	(1,048)
Financing cash flows	—	11
Investing cash flows	—	—
Effect of exchange rate changes on cash	16	14
Decrease in cash and cash equivalents from discontinued operations	(917)	(1,023)

Increase (decrease) in cash and cash equivalents	9,049	(57,413)
Cash and cash equivalents at January 1	104,572	213,053
Cash and cash equivalents at March 31	$113,621	155,640
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Amount	Shares	Par
	(Dollars in thousands, except per share amount)
Balance at December 31, 2011	$—	51,143,946	$25,572	769,383	1,090,363	(567,165)	1,318,153
Components of comprehensive income:
Net earnings	—	—	—	—	34,321	—	34,321
Foreign currency translation adjustments	—	—	—	—	—	22,803	22,803
Amortization of pension and postretirement items, net of tax	—	—	—	—	—	4,688	4,688
Total comprehensive income							61,812
Common stock dividends declared — $0.29 per share	—	—	—	—	(14,908)	—	(14,908)
Common stock issued under employee stock option and stock purchase plans (1)	—	352,533	177	12,957	—	—	13,134
Benefit plan stock sales (2)	—	290	—	22	—	—	22
Common stock repurchases	—	(223,200)	(112)	(3,341)	(8,467)	—	(11,920)
Share-based compensation	—	—	—	4,437	—	—	4,437
Tax benefits from share-based compensation	—	—	—	650	—	—	650
Balance at March 31, 2012	$—	51,273,569	$25,637	784,108	1,101,309	(539,674)	1,371,380
————————————
(1)Net of common shares delivered as payment for the exercise price or to satisfy the option holders’ withholding tax liability upon exercise of options.
(2)Represents open-market transactions of common shares by the trustee of Ryder’s deferred compensation plans.
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(A) INTERIM FINANCIAL STATEMENTS

The accompanying unaudited Consolidated Condensed Financial Statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder has a controlling voting interest (“subsidiaries”), and variable interest entities (VIEs) required to be consolidated in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with the accounting policies described in our 2011 Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements and notes thereto. These financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included and the disclosures herein are adequate. The operating results for interim periods are unaudited and are not necessarily indicative of the results that can be expected for a full year.

Prior year amounts have been reclassified to conform to the current period presentation. In the fourth quarter of 2011, we revised our Consolidated Condensed Statements of Comprehensive Income presentation to disaggregate our revenues and direct costs into three categories: full service lease and rental, services and fuel. In addition, we changed our business segments and our primary measure of segment operating performance. Prior to 2012, our business was divided into three business segments: Fleet Management Solutions (FMS), Supply Chain Solutions (SCS), and Dedicated Contract Carriage (DCC). In 2012, the SCS and DCC reportable business segments were combined as a result of aligning our internal reporting with how we operate our business. Our primary measurement of segment operating performance, “Earnings Before Taxes” (EBT) from continuing operations, was changed in 2012 to exclude the non-service components of pension costs in order to more accurately reflect the operating performance of the business segments.

(B) ACCOUNTING CHANGES

In June 2011, the Financial Accounting Standards Board (FASB) issued accounting guidance on the presentation of comprehensive income. Under this guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance was amended in December 2011 to defer the requirement to present the effects of reclassification adjustments out of accumulated other comprehensive income on the components of net income. We adopted this guidance in the first quarter of 2012 and have presented total comprehensive income in a single continuous statement which contains two sections, net earnings and comprehensive income. This accounting guidance only impacted presentation and did not have an impact on our consolidated financial position, results of operations or cash flows.

(C) ACQUISITIONS

Hill Hire plc — On June 8, 2011, we acquired all of the common stock of Hill Hire plc (Hill Hire), a U.K. based full service leasing, rental and maintenance company for a purchase price of $251.5 million, net of cash acquired, all of which was paid in 2011. The acquisition included Hill Hire’s fleet of approximately 8,000 full service lease vehicles and 5,700 rental vehicles, and approximately 400 contractual customers. The acquired fleet included 9,700 trailers. The combined network operates under the Ryder name, complementing our FMS business segment market coverage in the U.K. During the three months ended March 31, 2012, purchase price adjustments totaled $1.8 million and related to adjustments to the fair value of liabilities assumed and revenue earning equipment.

Pro Forma Information — The operating results of Hill Hire have been included in the consolidated condensed financial statements from the date of acquisition. The following table provides the unaudited pro forma revenues, net earnings and earnings per common share for the three months ended March 31, 2011 as if the results of the Hill Hire acquisition had been included in operations commencing January 1, 2010. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the acquisition been consummated during the period for which the pro forma information is presented, or of future results.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Three months ended March 31, 2011
(In thousands, except per share amounts)
Revenue — As reported	$1,425,376
Revenue — Pro forma	$1,463,205

Net earnings — As reported	$25,125
Net earnings — Pro forma	$32,213

Net earnings per common share:
Basic — As reported	$0.49
Basic — Pro forma	$0.63

Diluted — As reported	$0.48
Diluted — Proforma	$0.62

Other Acquisitions—During 2011, we completed three other acquisitions of full service leasing and fleet service companies, one of which included the assets of the seller’s dedicated contract carriage business. The combined networks operate under the Ryder name, complementing our FMS and SCS business segment market coverage throughout the United States. The purchase price of these acquisitions totaled $113.8 million, of which $1.2 million and $79.6 million was paid during the three months ended March 31, 2012 and March 31, 2011, respectively. Goodwill and customer relationship intangibles related to these acquisitions totaled $28.4 million and $11.9 million, respectively. The following table provides further information regarding each of these acquisitions:

Company Acquired	Date Acquired	Segment	Purchase Price	Vehicles	Contractual Customers
Carmenita Leasing, Inc.	January 10, 2011	FMS	$9.0 million	190	60
The Scully Companies	January 28, 2011	FMS/SCS	$91.0 million	2,100	200
B.I.T Leasing	April 1, 2011	FMS	$13.8 million	490	130

During the three months ended March 31, 2012 and March 31, 2011, we paid $0.9 million and $4.2 million, respectively, related to acquisitions completed in years prior to 2011.

(D) DISCONTINUED OPERATIONS

In 2009, we ceased SCS service operations in Brazil, Argentina, Chile and European markets. Accordingly, results of these operations, financial position and cash flows are separately reported as discontinued operations for all periods presented either in the Consolidated Condensed Financial Statements or notes thereto.

Summarized results of discontinued operations were as follows:

	Three months ended March 31,
	2012	2011
	(In thousands)
Pre-tax loss from discontinued operations	$(575)	(747)
Income tax benefit	20	15
Loss from discontinued operations, net of tax	$(555)	(732)

Results of discontinued operations in 2012 and 2011 included losses related to adverse legal developments and professional and administrative fees associated with our discontinued South American operations.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The following is a summary of assets and liabilities of discontinued operations:

	March 31, 2012	December 31, 2011
	(In thousands)
Total assets, primarily deposits	$5,042	4,600
Total liabilities, primarily contingent accruals	$7,459	6,502

(E) SHARE-BASED COMPENSATION PLANS

Share-based incentive awards are provided to employees under the terms of various share-based compensation plans (collectively, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money stock options, nonvested stock and cash awards.

The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended March 31,
	2012	2011
	(In thousands)
Stock option and stock purchase plans	$2,364	2,247
Nonvested stock	2,073	1,858
Share-based compensation expense	4,437	4,105
Income tax benefit	(1,484)	(1,372)
Share-based compensation expense, net of tax	$2,953	2,733

During the three months ended March 31, 2012 and 2011, approximately 460,000 and 700,000 stock options, respectively, were granted under the Plans. These awards generally vest evenly over a three year period from the date of grant and have contractual terms of seven years. The fair value of each option award at the date of grant was estimated using a Black-Scholes-Merton option-pricing valuation model. The weighted-average fair value per option granted during the three months ended March 31, 2012 and 2011 was $14.07 and $12.84, respectively.

During the three months ended March 31, 2012 and 2011, approximately 93,000 and 140,000 market-based restricted stock rights, respectively, were granted under the Plans. For the 2012 grant, the awards were segmented into three equal performance periods of one, two and three years. At the end of each performance period, 25%-125% of the award may be earned based on Ryder's total shareholder return (TSR) compared to the target TSR of the S&P 500 over the applicable performance period. Employees will receive the grant of stock at the end of the three year period provided they continue to be employed with Ryder, subject to Compensation Committee approval. For grants prior to 2012, employees only receive the grant of stock if Ryder’s cumulative average TSR at least meets the S&P 500 cumulative average TSR over an applicable three-year period. The fair value of the market-based restricted stock rights was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. The fair value of the market-based awards was determined and fixed on the grant date and considers the likelihood of Ryder achieving the market-based condition. The weighted-average fair value per market-based restricted stock right granted during the three months ended March 31, 2012 and 2011 was $43.39 and $25.29, respectively.

During the three months ended March 31, 2012 and 2011, approximately 104,000 and 120,000 time-vested restricted stock rights, respectively, were granted under the plans. The time-vested restricted stock rights entitle the holder to shares of common stock when the awards vest at the end of a three-year period. The fair value of the time-vested awards is determined and fixed on the date of grant based on Ryder’s stock price on the date of grant. The weighted-average fair value per time-vested restricted stock right granted during the three months ended March 31, 2012 and 2011 was $53.62 and $50.62, respectively.

During the three months ended March 31, 2012 and 2011, employees who received market-based restricted stock rights also received market-based cash awards. In addition, in 2012, employees who received time-vested restricted stock also received market-based cash awards. For the 2012 grant, the cash awards have the same vesting provisions as the market-based restricted stock rights. For grants prior to 2012, the awards have the same vesting provisions as the market-based restricted stock rights except that Ryder’s TSR must at least meet the TSR of the 33rd percentile of the S&P 500. The cash awards are accounted for as liability awards under the share-based compensation accounting guidance as the awards are based upon the performance of

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

our common stock and are settled in cash. As a result, the liability is adjusted to reflect fair value at the end of each reporting period. The fair value of the cash awards was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation.

The following table is a summary of compensation expense recognized for cash awards in addition to the share-based compensation expense reported in the previous table:

	Three months ended March 31,
	2012	2011
	(In thousands)
Cash awards	$597	460

Total unrecognized pre-tax compensation expense related to all share-based compensation arrangements at March 31, 2012 was $43.8 million and is expected to be recognized over a weighted-average period of 2.3 years.

(F) EARNINGS PER SHARE

We compute earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Our nonvested stock granted prior to 2012 are considered participating securities since the share-based awards contain a non-forfeitable right to dividend equivalents irrespective of whether the awards ultimately vest. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period.

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended March 31,
	2012	2011
	(In thousands, except per share amounts)
Earnings per share — Basic:
Earnings from continuing operations	$34,876	25,857
Less: Distributed and undistributed earnings allocated to nonvested stock	(462)	(405)
Earnings from continuing operations available to common shareholders — Basic	$34,414	25,452

Weighted average common shares outstanding — Basic	50,485	50,626

Earnings from continuing operations per common share — Basic	$0.68	0.50

Earnings per share — Diluted:
Earnings from continuing operations	$34,876	25,857
Less: Distributed and undistributed earnings allocated to nonvested stock	(460)	(403)
Earnings from continuing operations available to common shareholders — Diluted	$34,416	25,454

Weighted average common shares outstanding — Basic	50,485	50,626
Effect of dilutive options	436	385
Weighted average common shares outstanding — Diluted	50,921	51,011

Earnings from continuing operations per common share — Diluted	$0.68	0.50

Anti-dilutive equity awards and market-based restricted stock rights not included above	1,453	1,442

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(G) RESTRUCTURING AND OTHER CHARGES

Restructuring charges, net of $0.9 million for the three months ended March 31, 2012 primarily represented exit costs associated with non-essential leased facilities assumed in the Hill Hire acquisition. Restructuring charges, net of $0.8 million for the three months ended March 31, 2011 represented employee severance and benefit costs related to workforce reductions and termination costs associated with non-essential equipment contracts assumed in the Scully acquisition.

Activity related to restructuring reserves including discontinued operations were as follows:

	December 31, 2011	Additions	Cash Payments	Foreign Translation Adjustments	March 31, 2012
	Balance				Balance
	(In thousands)
Employee severance and benefits	$2,607	—	755	74	1,926
Contract termination costs	2,639	865	384	(97)	3,023
Total	$5,246	865	1,139	(23)	4,949

At March 31, 2012, the majority of outstanding restructuring obligations are required to be paid over the next two years.

(H) DIRECT FINANCING LEASE RECEIVABLES

We lease revenue earning equipment to customers for periods typically ranging from three to seven years for trucks and tractors and up to ten years for trailers. The majority of our leases are classified as operating leases. However, some of our revenue earning equipment leases are classified as direct financing leases and, to a lesser extent, sales-type leases. The net investment in direct financing and sales-type leases consisted of:

	March 31, 2012	December 31, 2011
	(In thousands)
Total minimum lease payments receivable	$615,486	561,772
Less: Executory costs	(202,017)	(181,820)
Minimum lease payments receivable	413,469	379,952
Less: Allowance for uncollectibles	(807)	(903)
Net minimum lease payments receivable	412,662	379,049
Unguaranteed residuals	64,499	63,472
Less: Unearned income	(101,042)	(92,637)
Net investment in direct financing and sales-type leases	376,119	349,884
Current portion	(72,028)	(68,896)
Non-current portion	$304,091	280,988

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The following table presents the credit risk profile by creditworthiness category of our direct financing lease receivables:

	March 31, 2012	December 31, 2011
	(In thousands)
Very low risk to low risk	$153,452	121,836
Moderate risk	198,689	190,070
Moderately high risk to high risk	61,328	68,046
	$413,469	379,952

The following table is a rollforward of the allowance for credit losses on direct financing lease receivables for the three months ended March 31, 2012:

(In thousands)
Balance at December 31, 2011	$903
Charged to earnings	783
Deductions	(879)
Balance at March 31, 2012	$807

As of March 31, 2012, the amount of direct financing lease receivables which were past due was not significant and there were no impaired receivables. Accordingly, we do not believe there is a material risk of default with respect to the direct financing lease receivables as of March 31, 2012.

(I) REVENUE EARNING EQUIPMENT

	March 31, 2012			December 31, 2011
	Cost	Accumulated Depreciation	Net Book Value(1)	Cost	Accumulated Depreciation	Net Book Value(1)
	(In thousands)
Held for use:
Full service lease	$6,326,070	(2,527,246)	3,798,824	6,010,335	(2,518,830)	3,491,505
Commercial rental	2,268,130	(666,758)	1,601,372	2,175,003	(708,052)	1,466,951
Held for sale	459,364	(329,767)	129,597	326,692	(235,477)	91,215
Total	$9,053,564	(3,523,771)	5,529,793	8,512,030	(3,462,359)	5,049,671
 ————————————

(1)
Revenue earning equipment, net includes vehicles acquired under capital leases of $59.4 million, less accumulated depreciation of $15.1 million, at March 31, 2012, and $60.7 million, less accumulated depreciation of $14.4 million, at December 31, 2011.

At the end of 2011, we completed our annual review of residual values and useful lives of revenue earning equipment. Based on the results of our analysis, we adjusted the estimated residual values of certain classes of revenue earning equipment effective January 1, 2012. The change in estimated residual values increased pre-tax earnings for the three months ended March 31, 2012 by approximately $4.5 million.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(J) GOODWILL

The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	Fleet Management Solutions	Supply Chain Solutions	Total
	(In thousands)
Balance at January 1, 2012:
Goodwill	$216,559	189,968	406,527
Accumulated impairment losses	(10,322)	(18,899)	(29,221)
	206,237	171,069	377,306
Purchase accounting adjustments	72	97	169
Foreign currency translation adjustment	155	199	354
Balance at March 31, 2012:
Goodwill	216,786	190,264	407,050
Accumulated impairment losses	(10,322)	(18,899)	(29,221)
	$206,464	171,365	377,829

Purchase accounting adjustments primarily related to changes in the fair value of acquired revenue earning equipment. We did not recast the December 31, 2011 balance sheet as the adjustments are not material.

(K) ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31, 2012			December 31, 2011
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$62,043	—	62,043	121,087	—	121,087
Deferred compensation	1,508	22,943	24,451	1,405	21,285	22,690
Pension benefits	3,140	547,417	550,557	3,120	546,681	549,801
Other postretirement benefits	2,842	40,143	42,985	2,838	40,154	42,992
Insurance obligations, primarily self-insurance	119,453	163,660	283,113	120,045	157,390	277,435
Residual value guarantees	2,872	693	3,565	3,093	1,125	4,218
Accrued rent	13,952	8,138	22,090	4,088	14,686	18,774
Environmental liabilities	4,539	9,541	14,080	4,368	9,171	13,539
Asset retirement obligations	5,847	12,546	18,393	5,702	12,364	18,066
Operating taxes	87,163	—	87,163	81,820	—	81,820
Income taxes	3,197	70,011	73,208	4,160	74,147	78,307
Interest	25,973	—	25,973	30,410	—	30,410
Deposits, mainly from customers	54,621	7,546	62,167	50,951	7,544	58,495
Deferred revenue	17,182	138	17,320	20,698	476	21,174
Acquisition holdbacks	4,992	—	4,992	7,422	—	7,422
Other	44,953	8,507	53,460	46,423	11,564	57,987
Total	$454,277	891,283	1,345,560	507,630	896,587	1,404,217

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
State — for the majority of states, tax returns are closed through fiscal year 2007.
Foreign — we are no longer subject to foreign tax examinations by tax authorities for tax years before 2004 in Canada, 2006 in Brazil, 2007 in Mexico and 2009 in the U.K., which are our major foreign tax jurisdictions. Refer to Note (T), "Other Matters," for further discussion on the resolution of a Brazil tax assessment in the first quarter of 2012.

At March 31, 2012 and December 31, 2011, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $70.3 million and $69.2 million, respectively. Unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $13.9 million by March 31, 2013, if audits are completed or tax years close.

Like-Kind Exchange Program

We have a like-kind exchange program for certain of our revenue earning equipment operating in the U.S. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form whereby tax gains on disposal of eligible vehicles are deferred. To qualify for like-kind exchange treatment, we exchange through a qualified intermediary eligible vehicles being disposed of with vehicles being acquired, allowing us to generally carryover the tax basis of the vehicles sold (“like-kind exchanges”). The program results in a material deferral of federal and state income taxes. As part of the program, the proceeds from the sale of eligible vehicles are restricted for the acquisition of replacement vehicles and other specified applications. Due to the structure utilized to facilitate the like-kind exchanges, the qualified intermediary that holds the proceeds from the sales of eligible vehicles and the entity that holds the vehicles to be acquired under the program are required to be consolidated in the accompanying Consolidated Condensed Financial Statements in accordance with U.S. GAAP. At March 31, 2012 and December 31, 2011, these consolidated entities had total assets, primarily revenue earning equipment, and total liabilities, primarily accounts payable, of $190.9 million and $142.0 million, respectively.

Tax Law Changes

On January 13, 2011, the State of Illinois enacted changes to its tax system, which included an increase to the corporate income tax rate from 4.8% to 7.0%. The impact of this change resulted in a non-cash charge to deferred income taxes and a decrease to earnings for the three months ended March 31, 2011 of $1.2 million.

Effective Tax Rate

Our effective income tax rate from continuing operations for the first quarter of 2012 was 26.9% compared with 40.7% in the same period of the prior year. The decrease in the effective tax rate from continuing operations was mainly due to a tax benefit of $5.0 million (10.4% of earnings before tax) relating to the favorable resolution of a tax item from prior periods and a higher proportionate amount of earnings in lower rate jurisdictions. The 2011 tax rate included an unfavorable impact related to a tax law change in Illinois of $1.2 million (2.8% of earnings before tax).

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(M) DEBT

	Weighted-Average Interest Rate
	March 31, 2012	December 31, 2011	Maturities	March 31, 2012	December 31, 2011
				(In thousands)
Short-term debt and current portion of long-term debt:
Short-term debt	1.44%	1.45%	2012	$4,451	5,091
Current portion of long-term debt, including capital leases				582,421	269,275
Total short-term debt and current portion of long-term debt				586,872	274,366
Long-term debt:
U.S. commercial paper (1)	0.44%	0.40%	2016	239,968	415,936
Canadian commercial paper (1)	1.12%	—%	2016	12,026	—
Global revolving credit facility	1.71%	1.52%	2016	21,114	1,000
Unsecured U.S. notes — Medium-term notes (1)	4.28%	4.49%	2012-2025	2,834,647	2,484,712
Unsecured U.S. obligations, principally bank term loans	1.66%	1.78%	2012-2015	105,500	105,000
Unsecured foreign obligations	2.36%	2.71%	2014-2016	309,302	300,516
Capital lease obligations	4.23%	4.24%	2012-2018	46,493	48,047
Total before fair market value adjustment				3,569,050	3,355,211
Fair market value adjustment on notes subject to hedging (2)				19,673	21,843
				3,588,723	3,377,054
Current portion of long-term debt, including capital leases				(582,421)	(269,275)
Long-term debt				3,006,302	3,107,779
Total debt				$3,593,174	3,382,145
 ————————————

(1)	We had unamortized original issue discounts of $8.9 million and $8.7 million at March 31, 2012 and December 31, 2011, respectively.

(2)	The notional amount of executed interest rate swaps designated as fair value hedges was $550 million at March 31, 2012 and December 31, 2011.

We can borrow up to $900 million under a global revolving credit facility with a syndicate of twelve lending institutions led by Bank of America N.A., Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas, Mizuho Corporate Bank, Ltd., Royal Bank of Canada, Royal Bank of Scotland Plc, U.S. Bank National Association and Wells Fargo Bank, N.A. This facility matures in June 2016 and is used primarily to finance working capital and provide support for the issuance of unsecured commercial paper in the U.S. and Canada. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at March 31, 2012). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The agreement provides for annual facility fees, which range from 10.0 basis points to 32.5 basis points, and are based on Ryder’s long-term credit ratings. The current annual facility fee is 15.0 basis points, which applies to the total facility size of $900 million. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated tangible net worth, of less than or equal to 300%. Tangible net worth, as defined in the credit facility, includes 50% of our deferred federal income tax liability and excludes the book value of our intangibles. The ratio at March 31, 2012 was 259%. On April 20, 2012, we amended our debt to net worth covenant. As amended, our net worth is defined as shareholders’ equity excluding any accumulated other comprehensive income or loss associated with pension and other post-retirement plans. Had this amendment been in place as of March 31, 2012, the ratio would have been 183%. At March 31, 2012, $626.9 million was available under the credit facility, net of the support for commercial paper borrowings.

Our global revolving credit facility permits us to refinance short-term commercial paper obligations on a long-term basis. Settlement of short-term commercial paper obligations not expected to require the use of working capital are classified as long-term as we have both the intent and ability to refinance on a long-term basis. At March 31, 2012 and December 31, 2011, we

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

classified $252.0 million and $415.9 million, respectively, of short-term commercial paper as long-term debt.

In February 2012, we issued $350 million of unsecured medium-term notes maturing in March 2017. The proceeds from the notes were used to pay down commercial paper and for general corporate purposes. If the notes are downgraded following, and as a result of, a change in control, the note holder can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of principal plus accrued and unpaid interest.

We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program are limited to $175 million. If no event occurs which causes early termination, the 364-day program will expire on October 26, 2012. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectability of the collateralized receivables. At March 31, 2012 and December 31, 2011, no amounts were outstanding under the program. Sales of receivables under this program will be accounted for as secured borrowings based on our continuing involvement in the transferred assets.

At March 31, 2012 and December 31, 2011, we had letters of credit and surety bonds outstanding totaling $271.3 million and $271.0 million, respectively, which primarily guarantee the payment of insurance claims.

(N) FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and the levels of inputs used to measure fair value:

	Balance Sheet Location	Fair Value Measurements At March 31, 2012 Using			Total
		Level 1	Level 2	Level 3
		(In thousands)
Assets:
Interest rate swap	Prepaid expenses and other current assets	$—	7,080	—	7,080
Interest rate swaps	DFL and other assets	—	12,593	—	12,593
Investments held in Rabbi Trusts:
Cash and cash equivalents		3,192	—	—	3,192
U.S. equity mutual funds		10,640	—	—	10,640
Foreign equity mutual funds		2,973	—	—	2,973
Fixed income mutual funds		4,161	—	—	4,161
Investments held in Rabbi Trusts	DFL and other assets	20,966	—	—	20,966
Total assets at fair value		$20,966	19,673	—	40,639

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Balance Sheet Location	Fair Value Measurements At December 31, 2011 Using			Total
		Level 1	Level 2	Level 3
		(In thousands)
Assets:
Interest rate swaps	DFL and other assets	$—	21,843	—	21,843
Investments held in Rabbi Trusts:
Cash and cash equivalents		3,783	—	—	3,783
U.S. equity mutual funds		8,850	—	—	8,850
Foreign equity mutual funds		2,526	—	—	2,526
Fixed income mutual funds		3,537	—	—	3,537
Investments held in Rabbi Trusts	DFL and other assets	18,696	—	—	18,696
Total assets at fair value		$18,696	21,843	—	40,539

Liabilities:
Contingent consideration	Accrued expenses	$—	—	1,000	1,000
Total liabilities at fair value		$—	—	1,000	1,000

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

The following tables present our assets and liabilities that are measured at fair value on a nonrecurring basis and the levels of inputs used to measure fair value:

	Fair Value Measurements At March 31, 2012 Using			Total Losses (2)
	Level 1	Level 2	Level 3	Three months ended
	(In thousands)
Assets held for sale:
Revenue earning equipment: (1)
Trucks	$—	—	7,321	$2,381
Tractors	—	—	3,514	471
Trailers	—	—	624	507
Total assets at fair value	$—	—	11,459	$3,359

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Fair Value Measurements At March 31, 2011 Using			Total Losses (2)
	Level 1	Level 2	Level 3	Three months ended
	(In thousands)
Assets held for sale:
Revenue earning equipment (1)
Trucks	$—	—	10,155	$1,689
Tractors	—	—	4,274	689
Trailers	—	—	646	661
Total assets at fair value	$—	—	15,075	$3,039
 ————————————

(1)	Represents the portion of all revenue earning equipment held for sale that is recorded at fair value, less costs to sell.

(2)	Total losses represent fair value adjustments for all vehicles held for sale throughout the period for which fair value was less than carrying value.

Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. Losses to reflect changes in fair value are presented within “Other operating expenses” in the Consolidated Condensed Statements of Comprehensive Income. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (tractors, trucks and trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. Fair value was determined based upon recent market prices obtained from our own sales experience for sales of each class of similar assets and vehicle condition. Therefore, our revenue earning equipment held for sale was classified within Level 3 of the fair value hierarchy.

Fair value of total debt (excluding capital lease obligations) at March 31, 2012 and December 31, 2011 was approximately $3.70 billion and $3.51 billion, respectively. For publicly-traded debt, estimates of fair value were based on market prices. Since our publicly-traded debt is not actively traded, the fair value measurement was classified within Level 2 of the fair value hierarchy. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. Therefore, the fair value measurement of our other debt was classified within Level 2 of the fair value hierarchy. The carrying amounts reported in the Consolidated Condensed Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.

(O) DERIVATIVES

Interest Rate Swaps

As of March 31, 2012, we have interest rate swaps outstanding which are designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. The following table provides a detail of the swaps outstanding and the related hedged items as of March 31, 2012:

	Maturity date	Face value of medium-term notes	Aggregate notional amount of interest rate swaps	Fixed interest rate	Weighted-average variable interest rate on hedged debt as of March 31,
Issuance date					2012	2011
		(Dollars in thousands)
May 2011	June 2017	$350,000	$150,000	3.50%	1.84%	NA
February 2011	March 2015	$350,000	$150,000	3.15%	1.70%	1.42%
February 2008	March 2013	$250,000	$250,000	6.00%	2.88%	2.59%

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Changes in the fair value of our interest rate swaps are offset by changes in the fair value of the debt instrument. Accordingly, there is no ineffectiveness related to the interest rate swaps. The location and amount of gains (losses) on interest rate swap agreements designated as fair value hedges and related hedged items reported in the Consolidated Condensed Statements of Comprehensive Income were as follows:

Fair Value Hedging Relationship	Location of Gain (Loss) Recognized in Income	Three months ended March 31,
		2012	2011
		(In thousands)
Derivatives: Interest rate swaps	Interest expense	$(2,170)	(1,149)
Hedged items: Fixed-rate debt	Interest expense	2,170	1,149
Total		$—	—

Refer to Note (N), "Fair Value Measurements," for disclosures of the fair value and line item caption of derivative instruments recorded on the Consolidated Condensed Balance Sheets.

(P) SHARE REPURCHASE PROGRAMS

In December 2011, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2011 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company's various employee stock, stock option and employee stock purchase plans from December 1, 2011 through December 13, 2013. The December 2011 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management established prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2011 program, which allow for share repurchases during Ryder's quarterly blackout periods as set forth in the trading plan. For the three months ended March 31, 2012, we repurchased and retired 223,200 shares under this program at an aggregate cost of $11.9 million.

In December 2009, our Board of Directors authorized a two-year anti-dilutive share repurchase program. The December 2009 program limited aggregate share repurchases to no more than 2 million shares of Ryder common stock. For the three months ended March 31, 2011, we repurchased and retired 250,000 shares under this program at an aggregate cost of $12.0 million.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(Q) EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,
	2012	2011	2012	2011
	(In thousands)
Pension Benefits
Company-administered plans:
Service cost	$3,907	3,767	$320	347
Interest cost	23,689	24,490	514	669
Expected return on plan assets	(24,057)	(25,859)	—	—
Amortization of:
Transition obligation	—	(8)	—	—
Net actuarial loss (gain)	7,861	5,129	(3)	106
Prior service credit	(569)	(570)	(58)	(58)
	10,831	6,949	773	1,064
Union-administered plans	1,614	1,341	—	—
Net periodic benefit cost	$12,445	8,290	$773	1,064

Company-administered plans:
U.S.	$9,848	7,100	$552	883
Non-U.S.	983	(151)	221	181
	10,831	6,949	773	1,064
Union-administered plans	1,614	1,341	—	—
	$12,445	8,290	$773	1,064

Pension Contributions

During the three months ended March 31, 2012, we contributed $3.6 million to our pension plans. In 2012, we expect to contribute approximately $81 million to our pension plans.

Savings Plans

Employees who do not actively participate in pension plans and are not covered by union-administered plans are generally eligible to participate in enhanced savings plans. Plans provide for (i) a company contribution even if employees do not make contributions, (ii) a company match of employee contributions of eligible pay, subject to tax limits and (iii) a discretionary company match. During the three months ended March 31, 2012 and 2011, we recognized total savings plan costs of $8.4 million and $8.2 million, respectively.

(R) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	Three months ended March 31,
	2012	2011
	(In thousands)
Interest paid	$37,325	31,429
Income taxes paid	$4,183	5,110
Changes in accounts payable related to purchases of revenue earning equipment	$316,457	134,806
Operating and revenue earning equipment acquired under capital leases	$59	1,153

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(S) SEGMENT REPORTING

Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. Prior to 2012, we operated in three reportable business segments: (1) FMS, which provides full service leasing, contract maintenance, contract-related maintenance and commercial rental of trucks, tractors and trailers to customers, principally in the U.S., Canada and the U.K.; (2) SCS, which provides comprehensive supply chain consulting including distribution and transportation services in North America and Asia; and (3) DCC, which provides vehicles and drivers as part of a dedicated transportation solution in the U.S. In 2012, the SCS and DCC reportable business segments were combined as a result of aligning our internal reporting with how we operate our business. As a result of this alignment, DCC is not considered an operating segment under the authoritative guidance as discrete financial information is no longer available.

Our primary measurement of segment financial performance, defined as EBT from continuing operations, includes an allocation of Central Support Services (CSS) and excludes non-service pension costs and restructuring and other charges, net as described in Note (G), “Restructuring and Other Charges.” CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal and corporate communications. Beginning in 2012, we adjusted our segment financial performance measurement to also exclude the non-service components of pension costs in order to more accurately reflect the operating performance of the business segments. Prior year segment EBT has been recast to conform to the current year presentation. The objective of the EBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation.

Our FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to the SCS segment. Inter-segment revenue and EBT are accounted for at rates similar to those executed with third parties. EBT related to inter-segment equipment and services billed to customers (equipment contribution) are included in both FMS and SCS and then eliminated (presented as “Eliminations”).

The following tables set forth financial information for each of our business segments and provides a reconciliation between segment EBT and earnings from continuing operations before income taxes for the three months ended March 31, 2012 and 2011. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	SCS	Eliminations	Total

For the three months ended March 31, 2012
Revenue from external customers	$964,363	571,913	—	1,536,276
Inter-segment revenue	107,028	—	(107,028)	—
Total revenue	$1,071,391	571,913	(107,028)	1,536,276

Segment EBT	$50,683	21,871	(6,481)	66,073
Unallocated CSS				(9,506)
Non-service pension costs				(8,004)
Restructuring and other charges, net				(865)
Earnings from continuing operations before income taxes				$47,698

Segment capital expenditures (1), (2)	$463,606	$2,837	—	466,443
Unallocated CSS				4,526
Capital expenditures paid				$470,969

For the three months ended March 31, 2011
Revenue from external customers	$889,616	535,760	—	1,425,376
Inter-segment revenue	90,500	—	(90,500)	—
Total revenue	$980,116	535,760	(90,500)	1,425,376

Segment EBT	$42,376	20,175	(4,904)	57,647
Unallocated CSS				(8,742)
Non-service pension costs				(4,527)
Restructuring and other charges, net				(768)
Earnings from continuing operations before income taxes				$43,610

Segment capital expenditures (1), (2)	$301,972	7,099	—	309,071
Unallocated CSS				4,147
Capital expenditures paid				$313,218
 ————————————

(1)	Excludes revenue earning equipment acquired under capital leases.

(2)	Excludes acquisition payments of $2.1 million and $83.8 million during the three months ended March 31, 2012 and 2011, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(T) OTHER MATTERS

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

In Brazil, we were assessed $15.7 million, including penalties and interest, related to tax due on the sale of our outbound auto carriage business in 2001. On November 11, 2010, the Administrative Tax Court dismissed the assessment. The tax authority filed a motion to review the decision before the Administrative Tax Court. On December 6, 2011, the Administrative Tax Court upheld our position. In the first quarter of 2012, the tax authority decided not to file a final special appeal. The case was dismissed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with the unaudited Consolidated Condensed Financial Statements and notes thereto included under Item 1. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2011 Annual Report on Form 10-K.

Ryder System, Inc. (Ryder) is a global leader in transportation and supply chain management solutions. Prior to 2012, our business was divided into three business segments: Fleet Management Solutions (FMS), which provides full service leasing, contract maintenance, contract-related maintenance and commercial rental of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; Supply Chain Solutions (SCS), which provides comprehensive supply chain consulting including distribution and transportation services in North America and Asia; and Dedicated Contract Carriage (DCC), which provides vehicles and drivers as part of a dedicated transportation solution in the U.S. In 2012, the SCS and DCC reportable business segments were combined as a result of aligning our internal reporting with how we operate our business. While this change did not impact our consolidated results, segment data for prior periods have been recast to be consistent with the current year presentation.

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

Total revenue increased 8% in the first quarter of 2012 to $1.54 billion. The increase in total revenue was driven by organic growth, the benefit of acquisitions, and fuel services. Operating revenue increased 9% in the first quarter of 2012 to $1.23 billion primarily due to organic growth and acquisitions.

Earnings from continuing operations before taxes (EBT) increased 9% in the first quarter of 2012 to $47.7 million. The increase in EBT was primarily driven by the Hill Hire acquisition, improved used vehicle sales results and organic growth in commercial rental as well as in the SCS business segment. Acquisitions accounted for 17% of year-over-year EBT growth in the first quarter of 2012.

Earnings from continuing operations and earnings per diluted common share (EPS) from continuing operations in the first quarter of 2012 increased 35% to $34.9 million and 36% to $0.68 per diluted common share, respectively. Earnings from continuing operations in 2012 included an income tax benefit of $5.0 million, or $0.10 per diluted common share, relating to the favorable resolution of a tax item from prior periods. Earnings from continuing operations in 2012 and 2011 also included acquisition-related restructuring charges of $0.6 million, or $0.01 per diluted common share and $0.5 million, or $0.01 per diluted common share, respectively. Excluding these items, comparable earnings and EPS from continuing operations both increased 16% to $30.6 million and $0.59 per diluted common share, respectively. We believe that comparable earnings from continuing operations and comparable earnings per diluted common share from continuing operations measures provide useful information to investors because they exclude significant items that are unrelated to our ongoing business operations.

Net earnings and EPS increased 37% in the first quarter of 2012 to $34.3 million and 40% to $0.67 per diluted common share, respectively. Net earnings in the first quarter of 2012 and 2011 were negatively impacted by losses from discontinued operations of $0.6 million, or $0.01 per diluted common share, and $0.7 million, or $0.02 per diluted common share, respectively. EPS growth in the first quarter of 2012 exceeded the earnings growth reflecting the impact of the share repurchase program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

ACQUISITIONS

We completed the following acquisitions in 2011, under which we acquired companies' fleets and contractual customers. The acquisitions operate under Ryder's name and complement our existing market coverage and service network. The results of these acquisitions have been included in our consolidated results since the dates of acquisition. See Note (C), "Acquisitions," for further discussion.

Company Acquired	Date Acquired	Segment	Vehicles	Contractual Customers	Market
Hill Hire plc	June 8, 2011	FMS	13,700	400	U.K.
B.I.T Leasing	April 1, 2011	FMS	490	130	California
The Scully Companies	January 28, 2011	FMS/SCS	2,100	200	Western U.S.
Carmenita Leasing Inc.	January 10, 2011	FMS	190	60	California

CONSOLIDATED RESULTS

	Three months ended March 31,		Change
	2012	2011	2012/2011
	(In thousands, except per share amounts)
Total revenue	$1,536,276	1,425,376	8%
Operating revenue (1)	1,228,924	1,129,070	9

Pre-tax earnings from continuing operations	$47,698	43,610	9%
Earnings from continuing operations	34,876	25,857	35
Net earnings	34,321	25,125	37

Earnings per common share — Diluted
Continuing operations	$0.68	0.50	36%
Net earnings	0.67	0.48	40
  ————————————

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

Revenue and Cost of revenue by source

Total revenue increased 8% in the first quarter of 2012 to $1.54 billion. Operating revenue (revenue excluding FMS fuel and all subcontracted transportation) increased 9% in the first quarter of 2012 to $1.23 billion. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended March 31, 2012
	Total	Operating
Organic including price and volume	4%	5%
Acquisitions	3	4
FMS fuel	1	—
Total increase	8%	9%

See “Operating Results by Business Segment” for a further discussion of the revenue impact from acquisitions and organic

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

growth.

The changes in the individual revenue and expense components of net earnings are discussed in more detail below.

Lease and Rental

	Three months ended March 31,		Change
	2012	2011	2012/2011
	(Dollars in thousands)
Lease and rental revenues	$637,858	$579,415	10%
Cost of lease and rental	455,630	408,515	12
Gross margin	182,228	170,900	7
Gross margin %	29%	29%

Lease and rental revenues represent full service lease and commercial rental product offerings within our FMS business segment. Revenues increased 10% in the first quarter of 2012 to $637.9 million primarily driven by acquisitions, higher prices on lease replacement vehicles and organic full service lease and rental fleet growth. The increase in full service lease pricing on new and replacement vehicles was driven by higher costs on new engine technology. The increase in organic rental revenue was driven by higher pricing (up 5%) and improved rental demand.

Cost of lease and rental represents the direct costs related to lease and rental revenues. These costs are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other fixed costs such as licenses, insurance and operating taxes. Cost of lease and rental excludes interest costs from vehicle financing. Cost of lease and rental increased 12% in the first quarter of 2012 to $455.6 million due to the growth in the fleet and higher maintenance costs to service a slightly older lease fleet, including higher vehicle outservicing activity.

Lease and rental gross margin increased 7% to $182.2 million in the first quarter of 2012 due to acquisitions and improved rental performance as a result of a 5% increase in rental power pricing and higher rental demand. The benefit of the lease fleet growth and increased lease pricing was offset by higher maintenance costs to service a slightly older lease fleet, including higher vehicle outservicing activity. Lease and rental gross margin as a percentage of revenue remained at 29% in the first quarter of 2012.

Services

	Three months ended March 31,		Change
	2012	2011	2012/2011
	(Dollars in thousands)
Services revenue	$678,352	$632,738	7%
Cost of services	577,948	537,857	7
Gross margin	100,404	94,881	6
Gross margin %	15%	15%

Services revenue represents all the revenues associated with our SCS business segment as well as contract maintenance, contract-related maintenance and fleet support services associated with our FMS business segment. Services revenue increased 7% in the first quarter of 2012 to $678.4 million primarily driven by higher freight volumes and new business in our SCS business segment.

Cost of services represent the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, SCS subcontracted transportation (purchased transportation from third parties) and maintenance costs. Cost of services increased 7% in the first quarter of 2012 to $577.9 million due to an increase in revenue. Subcontracted transportation costs, which are passed through to customers, increased $4.2 million in the first quarter of 2012.

Services gross margin increased 6% to $100.4 million in the first quarter of 2012. Services gross margin as a percentage of revenue remained at 15% in the first quarter of 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Fuel

	Three months ended March 31,		Change
	2012	2011	2012/2011
	(Dollars in Thousands)
Fuel services revenue	$220,066	$213,223	3%
Cost of fuel services	215,573	208,960	3
Gross margin	4,493	4,263	5
Gross margin %	2%	2%

Fuel services revenue increased 3% in the first quarter of 2012 to $220.1 million due to higher fuel prices passed through to customers.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel increased 3% in the first quarter of 2012 to $215.6 million due to an increase in fuel prices.

Fuel services gross margin increased 5% to $4.5 million in the first quarter of 2012. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel is established based on market fuel costs.

	Three months ended March 31,		Change
	2012	2011	2012/2011
	(In Thousands)
Other operating expenses	$34,249	34,629	(1)%

Other operating expenses includes costs related to our owned and leased facilities within the FMS business segment such as depreciation, rent, insurance, utilities and taxes. These facilities are utilized to provide maintenance to our lease, rental, contract maintenance and fleet support services customers. Other operating expenses also include the costs associated with used vehicle sales such as writedowns of used vehicles to fair market value and facilities costs. Other operating expenses as a percentage of lease and rental revenue decreased in the first quarter of 2012 due to lower maintenance costs on our FMS facilities partially offset by higher writedowns on vehicles held for sale of $0.3 million in the first quarter of 2012.

	Three months ended March 31,		Change
	2012	2011	2012/2011
	(Dollars in thousands)
Selling, general and administrative expenses (SG&A)	$196,019	173,109	13%
Percentage of total revenue	13%	12%

SG&A expenses increased 13% to $196.0 million in the first quarter of 2012. SG&A expenses as a percent of total revenue rose to 13% in the first quarter of 2012. Salaries and employee-related costs, which primarily impact SG&A expenses, increased 8% in the first quarter of 2012 compared to 2011 because of an increase in headcount from acquisitions and organic growth as well as higher commissions from new sales activity. Pension expense, which primarily impacts SG&A expenses, increased $4.2 million in the first quarter of 2012. The increase in pension expense primarily reflects lower than expected pension asset returns in 2011 and lower assumed returns in 2012.

	Three months ended March 31,		Change
	2012	2011	2012/2011
	(Dollars in thousands)
Gains on vehicle sales, net	$(21,991)	(12,349)	78%

Gains on vehicle sales, net increased in the first quarter of 2012 by 78% to $22.0 million due to higher pricing (up 10%),

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

and to a lesser extent, more vehicles sold.

	Three months ended March 31,		Change
	2012	2011	2012/2011
	(Dollars in thousands)
Interest expense	$34,765	34,419	1%
Effective interest rate	4.0%	5.0%

Interest expense increased 1% in the first quarter of 2012 to $34.8 million reflecting higher average outstanding debt partially offset by a lower effective interest rate. The increase in average outstanding debt reflects funding for 2011 acquisitions and increased capital spending. The lower effective interest rate in 2012 compared to 2011 reflects the replacement of higher interest rate debt with debt issuances at lower rates as well as an increased percentage of variable rate debt.

	Three months ended March 31,
	2012	2011
	(In thousands)
Miscellaneous income, net	$(4,480)	(4,142)

Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income, gains from sales of operating property, foreign currency transaction gains and other non-operating items. Miscellaneous income, net increased in the first quarter of 2012 primarily due to higher income on investment securities partially offset by lower gains on sales of facilities.

	Three months ended March 31,
	2012	2011
	(In thousands)
Restructuring and other charges, net	$865	768

Refer to Note (G), “Restructuring and Other Charges,” for a discussion of the restructuring and other charges recognized during the the first quarter of 2012 and 2011.

	Three months ended March 31,		Change
	2012	2011	2012/2011
	(Dollars in thousands)
Provision for income taxes	$12,822	17,753	(28)%
Effective tax rate from continuing operations	26.9%	40.7%

Our effective income tax rate from continuing operations for the first quarter of 2012 was 26.9% compared with 40.7% in the same period of the prior year. The decrease in the effective tax rate from continuing operations was mainly due to a tax benefit of $5.0 million relating to the favorable resolution of a tax item from prior periods and a higher proportionate amount of earnings in lower rate jurisdictions. The 2011 tax rate included an unfavorable impact of $1.2 million related to a tax law change in Illinois.

	Three months ended March 31,
	2012	2011
	(In thousands)
Loss from discontinued operations, net of tax	$(555)	(732)

Refer to Note (D), “Discontinued Operations,” in the Notes to Consolidated Condensed Financial Statements for a discussion of losses from discontinued operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended March 31,		Change
	2012	2011	2012/2011
	(Dollars in thousands)
Revenue:
Fleet Management Solutions	$1,071,391	980,116	9%
Supply Chain Solutions	571,913	535,760	7
Eliminations	(107,028)	(90,500)	18
Total	$1,536,276	1,425,376	8%
Operating Revenue:
Fleet Management Solutions	$792,743	719,011	10%
Supply Chain Solutions	484,626	452,677	7
Eliminations	(48,445)	(42,618)	14
Total	$1,228,924	1,129,070	9%
EBT:
Fleet Management Solutions	$50,683	42,376	20%
Supply Chain Solutions	21,871	20,175	8
Eliminations	(6,481)	(4,904)	32
	66,073	57,647	15
Unallocated Central Support Services	(9,506)	(8,742)	9
Non-service pension costs	(8,004)	(4,527)	77
Restructuring and other charges, net	(865)	(768)	13
Earnings from continuing operations before income taxes	$47,698	43,610	9%

As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Earnings Before Taxes” (EBT) from continuing operations, which includes an allocation of Central Support Services (CSS), and excludes non-service pension costs and restructuring and other charges, net, as described in Note (G), “Restructuring and Other Charges” in the Notes to Consolidated Condensed Financial Statements. CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal and corporate communications. In 2012, the EBT measurement was adjusted to exclude the non-service components of pension costs in order to more accurately reflect the operating performance of the business segments. All prior period segment results have been recast to present results on a comparable basis. This change had no impact on our consolidated results.

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

Inter-segment revenue and EBT are accounted for at rates similar to those executed with third parties. EBT related to inter-segment equipment and services billed to customers (equipment contribution) are included in both FMS and SCS and then eliminated (presented as “Eliminations” in the table above).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

 The following table provides a reconciliation of items excluded from our segment EBT measure to their classification within our Consolidated Condensed Statements of Comprehensive Income:

	Consolidated Condensed Statements of Comprehensive Income Line Item	Three months ended March 31,
Description		2012	2011
		(In thousands)
Restructuring and other charges, net	Restructuring (1)	$(865)	(768)
Non-service pension costs	SG&A	(8,004)	(4,527)
		(8,869)	(5,295)
 ————————————

(1)	Restructuring refers to “Restructuring and Other Charges, net” on our Consolidated Condensed Statements of Comprehensive Income.

Fleet Management Solutions

	Three months ended March 31,		Change
	2012	2011	2012/2011
	(Dollars in thousands)
Full service lease	$510,558	483,310	6%
Contract maintenance	39,921	38,075	5
Contractual revenue	550,479	521,385	6
Contract-related maintenance	53,604	44,696	20
Commercial rental	171,248	135,657	26
Other	17,412	17,273	1
Operating revenue (1)	792,743	719,011	10
Fuel services revenue	278,648	261,105	7
Total revenue	$1,071,391	980,116	9%
Segment EBT	$50,683	42,376	20%
Segment EBT as a % of total revenue	4.7%	4.3%	40 bps
Segment EBT as a % of operating revenue (1)	6.4%	5.9%	50 bps
 ————————————

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

Total revenue increased 9% in the first quarter of 2012 to $1.10 billion. Operating revenue (revenue excluding fuel) increased 10% in the first quarter of 2012 to $792.7 million. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three Months Ended
	March 31, 2012
	Total	Operating
Organic including price and volume	3%	4%
Acquisitions	4	6
FMS fuel	2	—
Total increase	9%	10%

Full service lease revenue increased 6% in the first quarter of 2012 reflecting the impact of acquisitions, higher prices on replacement vehicles and organic fleet growth. The higher pricing on new and replacement vehicles was driven by higher costs on new technology. We expect favorable full service lease comparisons to continue throughout the year primarily due to organic

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

growth, and, in the second quarter, due to the impact of acquisitions. Commercial rental revenue increased 26% in the first quarter of 2012 reflecting higher pricing (up 5%), improved global market demand, as well as acquisitions. We expect favorable commercial rental revenue comparisons to continue throughout the year driven by higher pricing. Fuel services revenue increased 7% in the first quarter of 2012 due to higher prices passed through to customers.

The following table provides commercial rental statistics on our global fleet:

	Three months ended March 31,		Change
	2012	2011	2012/2011
	(Dollars in thousands)
Rental revenue from non-lease customers	$91,745	82,213	12%
Rental revenue from lease customers (1)	$79,503	53,444	49%
Average commercial rental power fleet size — in service (2), (3)	29,900	24,500	22%
Commercial rental utilization — power fleet	68.9%	72.5%	(360) bps
  ————————————

(1)	Represents revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.

(2)	Number of units rounded to nearest hundred and calculated using quarterly average unit counts.

(3)	Fleet size excluding trailers.

FMS EBT increased 20% in the first quarter of 2012 to $50.7 million primarily due to the impact of the Hill Hire acquisition closed in June 2011, organic growth of the contractual lease and maintenance fleets, improved used vehicle sales results and better commercial rental performance. The increase in EBT was partially offset by increased maintenance costs to service a slightly older lease fleet, including higher outservicing activity, and higher commission expense related to new sales. Acquisitions increased FMS EBT by 18%. Commercial rental performance improved 18% as a result of acquisitions, higher pricing and increased market demand on a 31% larger average fleet, including trailers. The increase in the average fleet reflects organic growth of 13% and an acquisition-related impact of 18%. While total demand increased, the significantly larger fleet resulted in power utilization that was 68.9% for the first quarter of 2012, down from 72.5% in the year earlier period. Used vehicle sales results improved primarily due to 10% higher pricing on stronger volumes, partially offset by increased carrying costs on a larger inventory.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):

				Change
	March 31, 2012	December 31, 2011	March 31, 2011	Mar. 2012/Dec. 2011	Mar. 2012/Mar. 2011
End of period vehicle count
By type:
Trucks (1)	70,300	68,400	65,500	3%	7%
Tractors (2)	58,400	55,700	50,800	5	15
Trailers (3), (4)	43,700	43,300	33,400	1	31
Other	2,300	2,500	3,100	(8)	(26)
Total	174,700	169,900	152,800	3%	14%

By ownership:
Owned	171,300	166,500	149,200	3%	15%
Leased	3,400	3,400	3,600	—	(6)
Total	174,700	169,900	152,800	3%	14%

By product line:
Full service lease (4)	121,700	121,000	111,800	1%	9%
Commercial rental (4)	41,300	39,600	33,200	4	24
Service vehicles and other	3,000	3,000	2,800	—	7
Active units	166,000	163,600	147,800	1	12
Held for sale (4)	8,700	6,300	5,000	38	74
Total	174,700	169,900	152,800	3%	14%

Customer vehicles under contract maintenance	35,600	35,300	33,200	1%	7%

Quarterly average vehicle count

By product line:
Full service lease	121,500	120,300	111,600	1%	9%
Commercial rental	40,500	39,800	30,900	2	31
Service vehicles and other	3,000	3,000	2,800	—	7
Active units	165,000	163,100	145,300	1	14
Held for sale	7,400	5,700	5,200	30	42
Total	172,400	168,800	150,500	2	15

Customer vehicles under contract maintenance	35,400	35,100	33,300	1%	6%
 ———————————

(1)	Generally comprised of Class 1 through Class 6 type vehicles with a Gross Vehicle Weight (GVW) up to 26,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Classes 7 and 8 type vehicles with a GVW of over 26,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.

(4)
March 31, 2012 and December 31, 2011 includes 9,400 (6,100 full service lease and 3,300 commercial rental) and 9,500 (6,100 full service lease and 3,400 commercial rental), respectively, of trailers acquired as part of the Hill Hire acquisition.

NOTE: Amounts were computed using a 6-point average based on monthly information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a breakdown of our non-revenue earning equipment included in our global fleet count (number of units rounded to nearest hundred):

				Change
	March 31, 2012	December 31, 2011	March 31, 2011	Mar. 2012/ Dec. 2011	Mar. 2012/ Mar. 2011
Not yet earning revenue (NYE)	3,600	2,600	2,200	38%	64%
No longer earning revenue (NLE):
Units held for sale	8,700	6,300	5,000	38	74
Other NLE units	3,500	2,600	2,400	35	46
Total	15,800	11,500	9,600	37%	65%

NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NYE units increased compared to March 2011 primarily reflecting the replacement and growth of the lease fleet. NYE units increased compared to December 2011 reflecting the seasonal refresh and modest growth of the rental fleet. NLE units represent vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. NLE units increased compared to year-end due to increased lease replacement activity, and to a lesser extent, outservicing of the rental fleet. We expect NLE levels to continue at the current level throughout the year as lease replacement activity continues.

Supply Chain Solutions

	Three months ended March 31,		Change
	2012	2011	2012/2011
	(Dollars in thousands)
Operating revenue:
Automotive	$139,695	122,727	14%
High-Tech	80,341	80,416	—
Retail & CPG	178,763	167,071	7
Industrial and other	85,827	82,463	4
Total operating revenue (1)	484,626	452,677	7
Subcontracted transportation	87,287	83,083	5
Total revenue	$571,913	535,760	7%

Segment EBT	$21,871	20,175	8%
Segment EBT as a % of total revenue	3.8%	3.8%	—
Segment EBT as a % of operating revenue (1)	4.5%	4.5%	—
Memo:
Dedicated services total revenue	$328,345	287,925	14%
Dedicated services operating revenue (2)	$282,076	249,631	13%
Average fleet	11,500	10,900	6%
Fuel costs (3)	$66,813	53,784	24%
  ————————————

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

(2)	Operating revenue excludes dedicated subcontracted transportation.

(3)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Total revenue increased 7% in the first quarter of 2012 to $571.9 million. Operating revenue (revenue excluding subcontracted transportation) increased 7% in the first quarter of 2012 to $484.6 million. Revenue improved in automotive, retail, and consumer packaged goods industries due to higher volumes and new business, including increased dedicated services volumes. Total and operating revenue also benefited from the Scully Companies acquisition in January of 2011. We expect favorable revenue comparisons to continue throughout the year due to higher overall freight volumes and new business. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended March 31, 2012
	Total	Operating
Organic including price and volume	4	3
Subcontracted transportation	1	—
Fuel cost pass-throughs	2	3
Acquisitions	1	1
Foreign exchange	(1)	—
Total increase	7%	7%

SCS EBT increased 8% in the first quarter of 2012 to $21.9 million due to higher volumes and new business in the automotive, retail and consumer packaged goods industries.

Central Support Services

	Three months ended March 31,		Change
	2012	2011	2012/2011
	(Dollars in thousands)
Human resources	$5,385	4,657	16%
Finance	12,813	12,236	5
Corporate services and public affairs	3,347	3,150	6
Information technology	15,940	15,392	4
Health and safety	2,115	1,608	32
Other	8,583	8,275	4
Total CSS	48,183	45,318	6
Allocation of CSS to business segments	(38,677)	(36,576)	(6)
Unallocated CSS	$9,506	8,742	9%

Total CSS costs increased 6% in the first quarter of 2012 to $48.2 million primarily due to planned higher headcount and investments in information technology initiatives. Unallocated CSS costs increased 9% in the first quarter of 2012 due to higher headcount.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows

The following is a summary of our cash flows from operating, financing and investing activities from continuing operations:

	Three months ended March 31,
	2012	2011
	(In thousands)
Net cash provided by (used in):
Operating activities	$186,276	217,564
Financing activities	187,799	36,972
Investing activities	(365,769)	(311,267)
Effect of exchange rate changes on cash	1,660	341
Net change in cash and cash equivalents	$9,966	(56,390)

A detail of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.

Cash provided by operating activities from continuing operations decreased to $186.3 million in the three months ended March 31, 2012 compared with $217.6 million in 2011 because of an increase in working capital needs. The increase in working capital was driven by planned cash payments specific to the first quarter. Cash provided by financing activities increased to $187.8 million in the three months ended March 31, 2012 compared to $37.0 million in 2011 due to higher borrowing needs to fund capital spending. Cash used in investing activities increased to $365.8 million in the three months ended March 31, 2012 compared with $311.3 million in 2011 due to the refreshment and growth of the full service lease fleet.

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

The following table shows the sources of our free cash flow computation:

	Three months ended March 31,
	2012	2011
	(In thousands)
Net cash provided by operating activities from continuing operations	$186,276	217,564
Sales of revenue earning equipment	91,341	66,150
Sales of operating property and equipment	2,898	5,030
Collections on direct finance leases	15,475	14,828
Total cash generated	295,990	303,572
Purchases of property and revenue earning equipment	(470,969)	(313,218)
Free cash flow	$(174,979)	(9,646)

Free cash flow decreased $165.3 million to negative $175.0 million in 2012 primarily due to higher vehicle spending. We expect our full year free cash flow in 2012 to be consistent with our previous forecast of negative $430 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a summary of capital expenditures:

	Three months ended March 31,
	2012	2011
	(In thousands)
Revenue earning equipment: (1)
Full service lease	$435,900	112,260
Commercial rental	335,203	317,279
	771,103	429,539
Operating property and equipment	16,323	18,485
Total capital expenditures	787,426	448,024
Changes in accounts payable related to purchases of revenue earning equipment	(316,457)	(134,806)
Cash paid for purchases of property and revenue earning equipment	$470,969	313,218
  ————————————

(1)
Capital expenditures exclude non-cash additions of approximately $0.1 million and $1.2 million during the three months ended March 2012 and 2011, respectively, in assets held under capital leases resulting from the extension of existing operating leases and other additions.

Capital expenditures (accrual basis) increased 76% in the three months ended March 31, 2012 to $787.4 million reflecting investments to refresh and grow the full service lease fleet. We anticipate full-year 2012 accrual basis capital expenditures to be consistent with our previous forecast of $2.15 billion.

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

Our debt ratings at March 31, 2012 were as follows:

	Short-term	Long-term	Outlook
Moody’s Investors Service	P2	Baa1	Stable (affirmed February 2012)
Standard & Poor’s Ratings Services	A2	BBB+	Stable (affirmed August 2011)
Fitch Ratings	F2	A –	Stable (affirmed March 2012)

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

At March 31, 2012, we had the following amounts available to fund operations under the following facilities:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

(In millions)
Global revolving credit facility	$627
Trade receivables program	$175

We have a $900 million global revolving credit facility with a syndicate of twelve lending institutions which matures in June 2016 and is used primarily to finance working capital and provide support for the issuance of unsecured commercial paper in the U.S. and Canada. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated tangible net worth, of less than or equal to 300%. Tangible net worth, as defined in the credit facility, includes 50% of our deferred federal income tax liability and excludes the book value of our intangibles. The ratio at March 31, 2012 was 259%. On April 20, 2012, we amended our debt to net worth covenant. As amended, our net worth is defined as shareholders’ equity excluding any accumulated other comprehensive income or loss associated with pension and other post-retirement plans. Had this amendment been in place as of March 31, 2012, the ratio would have been 183%.

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
On February 25, 2010, Ryder filed an automatic shelf registration statement on Form S-3 with the SEC. The registration is for an indeterminate number of securities and is effective for three years. Under this universal shelf registration statement, we have the capacity to offer and sell from time to time various types of securities, including common stock, preferred stock and debt securities, subject to market demand and ratings status. Refer to Note M, “Debt,” in the Notes to Consolidated Condensed Financial Statements for further discussion around the global revolving credit facility, the trade receivables program, the issuance of medium-term notes under this shelf registration statement and debt maturities.
The following table shows the movements in our debt balance:

	Three months ended March 31,
	2012	2011
	(In thousands)
Debt balance at January 1	$3,382,145	2,747,002
Cash-related changes in debt:
Net change in commercial paper borrowings	(164,298)	(290,132)
Proceeds from issuance of medium-term notes	349,444	349,867
Proceeds from issuance of other debt instruments	20,476	—
Other debt repaid, including capital lease obligations	(2,784)	(820)
Net change from discontinued operations	—	11
	202,838	58,926
Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	(2,170)	(1,149)
Addition of capital lease obligations	59	1,153
Changes in foreign currency exchange rates and other non-cash items	10,302	3,184
Total changes in debt	211,029	62,114
Debt balance at March 31	$3,593,174	2,809,116

In accordance with our funding philosophy, we attempt to balance the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25% to 45% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total obligations (including notional value of swap agreements) was 34% and 40% at March 31, 2012 and December 31, 2011, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Ryder’s leverage ratios and a reconciliation of on-balance sheet debt to total obligations were as follows:

	March 31, 2012	% to Equity	December 31, 2011	% to Equity
	(Dollars in thousands)
On-balance sheet debt	$3,593,174	262%	3,382,145	257%
Off-balance sheet debt—PV of minimum lease payments and guaranteed residual values under operating leases for vehicles (1)	63,203		63,960
Total obligations	$3,656,377	267%	3,446,105	261%
 ————————————

(1)	Present value (PV) does not reflect payments Ryder would be required to make if we terminated the related leases prior to the scheduled expiration dates.

On-balance sheet debt to equity consists of balance sheet debt divided by total equity. Total obligations to equity represents balance sheet debt plus the present value of minimum lease payments and guaranteed residual values under operating leases for vehicles, discounted based on our incremental borrowing rate at lease inception, all divided by total equity. Although total obligations is a non-GAAP financial measure, we believe that total obligations is useful as it provides a more complete analysis of our existing financial obligations and helps better assess our overall leverage position. Our leverage ratios increased in 2012 due to increased capital spending to refresh and grow the full service lease fleet.

Off-Balance Sheet Arrangements

We periodically enter into sale-leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions. In general, these sale-leaseback transactions results in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense. These leases contain limited guarantees by us of the residual values of the leased vehicles (residual value guarantees) that are conditioned upon disposal of the leased vehicles prior to the end of their lease term. The amount of future payments for residual value guarantees will depend on the market for used vehicles and the condition of the vehicles at time of disposal. We did not enter into any sale-leaseback transactions during the three months ended March 31, 2012 or 2011.

Pension Information

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. In 2012, we expect to contribute approximately $81 million to our pension plans. During the three months ended March 31, 2012, we contributed $3.6 million to our pension plans. Changes in interest rates and the market value of the securities held by the plans during 2012 could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and contributions in 2012 and beyond. See Note (Q), “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.

Share Repurchases and Cash Dividends

See Note (P), “Share Repurchase Programs,” in the Notes to Consolidated Condensed Financial Statements for a discussion of share repurchases.

In February 2012, our Board of Directors declared a quarterly cash dividend of $0.29 per share of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q includes information extracted from consolidated condensed financial information but not required by generally accepted accounting principles (GAAP) to be presented in the financial statements. Certain of this information are considered “non-GAAP financial measures” as defined by SEC rules. Specifically, we refer to comparable earnings from continuing operations, comparable EPS from continuing operations, operating revenue, FMS operating revenue, FMS EBT as a % of operating revenue, SCS operating revenue, SCS EBT as a % of operating revenue, dedicated services operating revenue, total cash generated, free cash flow, total obligations and total obligations to equity. We provide a reconciliation of each of these non-GAAP financial measures to the most comparable GAAP measure and an explanation why management believes that presentation of the non-GAAP financial measure provides useful information to investors within the management's discussion and analysis and in the table below. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP.

The following table provides a reconciliation of total revenue to operating revenue which was not provided within the MD&A discussion:

	Three months ended March 31,
	2012	2011
	(In thousands)
Total revenue	1,536,276	1,425,376
FMS fuel services and SCS subcontracted transportation (1)	(365,935)	(344,188)
Fuel eliminations	58,583	47,882
Operating revenue	$1,228,924	1,129,070
  ————————————

(1)	Includes intercompany fuel sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FORWARD-LOOKING STATEMENTS

Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:

•
our expectations as to anticipated revenue and earnings in each business segment, as well as future economic conditions and market demand, including increased demand and favorable revenue in each business segment, higher overall freight volume and increased revenue from recent acquisitions and new business;

•	our expectations regarding commercial rental pricing trends and fleet utilization;

•	our expectations of the long-term residual values of revenue earning equipment;

•	our ability to sell certain revenue earning vehicles throughout the year;

•	the anticipated levels of NLE vehicles in inventory throughout the year;

•	our expectations of free cash flow, operating cash flow, total cash generated and capital expenditures for the remainder of 2012;

•
the adequacy of our accounting estimates and reserves for pension expense, employee benefit plan obligations, depreciation and residual value guarantees, restructuring, accounting changes and income taxes;

•	the adequacy of our fair value estimates of employee incentive awards under our share-based compensation plans, contingent consideration and total debt;

•	our beliefs regarding the default risk of our direct financing lease receivables

•	our ability to fund all of our operating, investing and financial needs for the foreseeable future through internally generated funds and outside funding sources;

•	the anticipated impact of foreign exchange rate movements;

•	the anticipated impact of fuel price fluctuations;

•	our expectations as to return on pension plan assets, future pension expense and estimated contributions;

•	our expectations regarding the completion and ultimate resolution of tax audits;

•	our expectations regarding the scope, anticipated outcomes and the adequacy of our loss provisions with respect to certain claims, proceedings and lawsuits;

•	the anticipated deferral of tax gains on disposal of eligible revenue earning equipment pursuant to our vehicle like-kind exchange program;

•	our expectations regarding the impact of recently adopted or implemented accounting pronouncements;

•	our ability to access commercial paper and other available debt financing in the capital markets; and

•	our expectations regarding the future use and availability of funding sources.

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

•	Decrease in freight demand or setbacks in the recent recovery of the freight recession which would impact both our transactional and variable-based contractual business

•	Changes in our customers’ operations, financial condition or business environment that may limit their need for, or ability to purchase, our services

•	Changes in market conditions affecting the commercial rental market or the sale of used vehicles

•	Volatility in automotive and high-tech volumes and shifting customer demand in the automotive and high-tech industries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

•	Changes in current financial, tax or regulatory requirements that could negatively impact the leasing market

•	Competition:

•	Advances in technology may require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments

•	Competition from other service providers, some of which have greater capital resources or lower capital costs

•	Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources

•	Our inability to maintain current pricing levels due to economic conditions, demand for services, customer acceptance or competition

•	Profitability:

•	Our inability to obtain adequate profit margins for our services

•	Lower than expected sales volumes or customer retention levels

•	Our inability to integrate acquisitions as projected, achieve planned synergies, anticipate costs and liabilities or retain customers of companies we acquire

•	Lower full service lease sales activity

•	Loss of key customers in our SCS business segments

•	Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis

•	The inability of our legacy information technology systems to provide timely access to data

•	Sudden changes in fuel prices and fuel shortages

•	Higher prices for vehicles, diesel engines and fuel as a result of exhaust emissions standards enacted over the last few years

•	Our inability to successfully implement our asset management initiatives

•	Our key assumptions and pricing structure of our SCS contracts prove to be invalid

•	Increased unionizing, labor strikes, work stoppages and driver shortages

•	Difficulties in attracting and retaining drivers due to driver shortages, which may result in higher costs to procure drivers and higher turnover rates affecting our customers

•	Our inability to manage our cost structure

•	Our inability to limit our exposure for customer claims

•	Unfavorable or unanticipated outcomes in legal proceedings

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

•	Financing Concerns:

•	Higher borrowing costs and possible decreases in available funding sources caused by an adverse change in our debt ratings

•	Unanticipated interest rate and currency exchange rate fluctuations

•	Negative funding status of our pension plans caused by lower than expected returns on invested assets and unanticipated changes in interest rates

•	Withdrawal liability as a result of our participation in multi-employer plans

•	Instability in U.S. and worldwide credit markets, resulting in higher borrowing costs and/or reduced access to credit

•	Accounting Matters:

•	Impact of unusual items resulting from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and our organizational structure

•	Reductions in residual values or useful lives of revenue earning equipment

•	Increases in compensation levels, retirement rate and mortality resulting in higher pension expense; regulatory changes affecting pension estimates, accruals and expenses

•	Increases in healthcare costs resulting in higher insurance costs

•	Changes in accounting rules, assumptions and accruals

•	Impact of actual insurance claim and settlement activity compared to historical loss development factors used to project future development

•	Other risks detailed from time to time in our SEC filings

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to Ryder’s exposures to market risks since December 31, 2011. Please refer to the 2011 Annual Report on Form 10-K for a complete discussion of Ryder’s exposures to market risks.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the first quarter of 2012, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the first quarter of 2012, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2012, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended March 31, 2012:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program (2)
January 1 through January 31, 2012	1,970	$55.92	—	2,000,000
February 1 through February 29, 2012	143,482	53.38	140,000	1,860,000
March 1 through March 31, 2012	85,930	53.35	83,200	1,776,800
Total	231,382	$53.39	223,200
 ————————————

(1)
During the three months ended March 31, 2012, we purchased an aggregate of 8,182 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

(2)
In December 2011, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2011 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company’s various employee stock, stock option and employee stock purchase plans from December 1, 2011 through December 13, 2013. The December 2011 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management established prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2011 program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended March 31, 2012, we repurchased and retired 223,200 shares under this program at an aggregate cost of $11.9 million.

ITEM 5. OTHER INFORMATION

Item 1.01 Entry into a Material Definitive Agreement

On April 20, 2012, we amended our global revolving credit facility dated June 8, 2011 with a syndicate of twelve lending institutions to revise the debt to net worth covenant. As amended, our net worth is defined as shareholder equity excluding any accumulated other comprehensive income or loss associated with our pension and other post-retirement plans. The amendment is attached to this quarterly report on Form 10-Q.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Item 5.02(e)

2012 Long Term Incentive Awards

On February 10, 2012, the Compensation Committee of our Board of Directors (and the independent directors of our Board of Directors, with respect to Mr. Swienton) approved the 2012 long-term incentive awards for Mr. Swienton and each of Robert E. Sanchez, President and Chief Operating Officer, John H. Williford, President - Global Supply Chain Solutions, Art A. Garcia, Executive Vice President and Chief Financial Officer and Robert D. Fatovic, Executive Vice President and Chief Legal Officer and Corporate Secretary. As was the case with the 2011 Long-Term Incentive Awards, the long-term incentive value approved for each named executive officer was awarded 45% in stock options, 35% in performance-based restricted stock rights (PBRSRs) and 20% in performance-based restricted cash awards (PBCAs).

The stock options continue to vest in three equal annual installments commencing on the first anniversary of the grant date and expire seven years from the grant date. However, the PBRSRs and PBCAs are different from those granted in 2011 as described below.

The performance for the PBRSRs and the PBCAs will be measured in three equal performance periods of one, two and three years and will be earned based on our total shareholder return in each performance period (e.g., one-third will be earned based on performance from January 1, 2012 through December 31, 2012; one-third will be earned based on performance from January 1, 2012 through December 31, 2013; and one-third will be earned based on performance from January 1, 2012 through December 31, 2014). All awards that have been earned will only vest at the end of the entire three year period the employee is employed with the company, subject to the approval of the Compensation Committee of our Board of Directors. Total Shareholder Return (TSR) performance will be measured relative to the TSR for the companies in the S&P 500 Composite Index measured at the end of each performance period.

For each performance period, three performance targets will be set: (i) a threshold level at which 25% of the award will be earned if our TSR meets or exceeds the TSR of the 33rd percentile of the S&P Composite Index at the end of the performance period; (ii) a target level at which 100% of the award will be earned if our TSR meets or exceeds the TSR of the 50th percentile of the S&P Composite Index at the end of the performance period; and (iii) a maximum level at which 125% of the award will be earned if our TSR meets or exceeds the TSR of the 66th percentile of the S&P Composite Index at the end of the performance period. PBRSRs and PBCAs will be earned proportionally from the threshold performance level to the target performance level and from the target performance level to the maximum performance level.

Dividend equivalents on the PBRSRs will accrue and be paid only with respect to PBRSRs that actually vest at the end of the three year performance cycle.

The terms and conditions for the 2012 Long-Term Incentive Awards are attached to this Quarterly Report on Form 10-Q.

Increase to Target Payout Opportunity

On February 10, 2012, the independent directors of our Board of Directors approved an increase in the performance incentive plan opportunity under the Company's 2012 Performance Incentive Plan for Gregory T. Swienton, our Chairman and Chief Executive Officer, from 145% of base salary to 175% of base salary, with a maximum equal to two times the applicable performance incentive plan opportunity.

ITEM 6. EXHIBITS

10.1(a)	Terms and Conditions applicable to the 2012 Non-Qualified Stock Options granted under the Ryder System, Inc. 2005 Equity Compensation Plan.

10.1(b)	Terms and Conditions applicable to the 2012 Non-Qualified Stock Options granted to the Company's Chief Executive Officer under the Ryder System, Inc. 2005 Equity Compensation Plan.

10.2(a)	Terms and Conditions applicable to the 2012 Performance-Based Restricted Stock Rights granted under the Ryder System, Inc. 2005 Equity Compensation Plan.

10.2(b)	Terms and Conditions applicable to the 2012 Performance-Based Restricted Stock Rights granted to the Company's Chief Executive Officer under the Ryder System, Inc. 2005 Equity Compensation Plan.

10.3(a)	Terms and Conditions applicable to the 2012 Performance-Based Cash Awards granted under the Ryder System, Inc. 2005 Equity Compensation Plan.

10.3(b)	Terms and Conditions applicable to the 2012 Performance-Based Cash Awards granted to the Company's Chief Executive Officer under the Ryder System, Inc. 2005 Equity Compensation Plan.

10.4	Terms and Conditions applicable to the 2012 Restricted Stock Rights granted under the Ryder System, Inc. 2005 Equity Compensation Plan.

10.14(a)	Amendment No. 1 dated as of April 20, 2012 to Global Revolving Credit Agreement, by and among Ryder System, Inc., certain Ryder System, Inc. subsidiaries, and the lenders and agents named therein.

31.1	Certification of Gregory T. Swienton pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Art A. Garcia pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Gregory T. Swienton and Art A. Garcia pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDER SYSTEM, INC.
(Registrant)

Date: April 24, 2012	By:	/s/ Art A. Garcia
Art A. Garcia
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: April 24, 2012	By:	/s/ Cristina A. Gallo-Aquino
Cristina A. Gallo-Aquino
Vice President and Controller (Principal Accounting Officer)