Form 10-Q
period 2012-06-30
RYDER SYSTEM INC
filed 2012-07-24
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
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

The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at June 30, 2012 was 51,123,202.

1

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Lease and rental revenues	$675,623	634,717	$1,313,481	1,214,132
Services revenue	675,533	640,482	1,353,885	1,273,220
Fuel services revenue	212,704	238,145	432,770	451,368
Total revenues	1,563,860	1,513,344	3,100,136	2,938,720

Cost of lease and rental	475,367	429,196	930,997	837,711
Cost of services	562,412	533,624	1,140,360	1,071,481
Cost of fuel services	209,337	233,451	424,910	442,411
Other operating expenses	33,664	30,174	67,913	64,803
Selling, general and administrative expenses	190,434	195,168	386,453	368,277
Gains on vehicle sales, net	(22,546)	(15,658)	(44,537)	(28,007)
Interest expense	35,622	32,974	70,387	67,393
Miscellaneous income, net	(1,341)	(595)	(5,821)	(4,737)
Restructuring and other charges, net	7,142	—	8,007	768
	1,490,091	1,438,334	2,978,669	2,820,100
Earnings from continuing operations before income taxes	73,769	75,010	121,467	118,620
Provision for income taxes	27,002	34,096	39,824	51,849
Earnings from continuing operations	46,767	40,914	81,643	66,771
Loss from discontinued operations, net of tax	(44)	(881)	(599)	(1,613)
Net earnings	$46,723	40,033	$81,044	65,158

Earnings (loss) per common share — Basic
Continuing operations	$0.92	0.80	$1.60	1.30
Discontinued operations	—	(0.02)	(0.01)	(0.03)
Net earnings	$0.92	0.78	$1.59	1.27

Earnings (loss) per common share — Diluted
Continuing operations	$0.91	0.79	$1.59	1.29
Discontinued operations	—	(0.02)	(0.01)	(0.03)
Net earnings	$0.91	0.77	$1.58	1.26

Comprehensive income	$31,841	42,854	$93,653	95,278

Cash dividends declared per common share	$0.29	0.27	$0.58	0.54

See accompanying notes to consolidated condensed financial statements.
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	June 30, 2012	December 31, 2011
	(Dollars in thousands, except per share amount)
Assets:
Current assets:
Cash and cash equivalents	$72,559	104,572
Receivables, net	793,599	754,644
Inventories	63,826	65,912
Prepaid expenses and other current assets	129,302	163,045
Total current assets	1,059,286	1,088,173
Revenue earning equipment, net of accumulated depreciation of $3,490,832 and $3,462,359, respectively	5,562,657	5,049,671
Operating property and equipment, net of accumulated depreciation of $938,591 and $911,717, respectively	620,448	624,180
Goodwill	377,539	377,306
Intangible assets	80,706	84,820
Direct financing leases and other assets	416,322	393,685
Total assets	$8,116,958	7,617,835

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$381,561	274,366
Accounts payable	494,420	391,827
Accrued expenses and other current liabilities	485,575	507,630
Total current liabilities	1,361,556	1,173,823
Long-term debt	3,364,087	3,107,779
Other non-current liabilities	862,839	896,587
Deferred income taxes	1,144,068	1,121,493
Total liabilities	6,732,550	6,299,682

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, June 30, 2012 or December 31, 2011	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, June 30, 2012 — 51,123,202; December 31, 2011 — 51,143,946	25,562	25,572
Additional paid-in capital	787,534	769,383
Retained earnings	1,125,868	1,090,363
Accumulated other comprehensive loss	(554,556)	(567,165)
Total shareholders’ equity	1,384,408	1,318,153
Total liabilities and shareholders’ equity	$8,116,958	7,617,835
See accompanying notes to consolidated condensed financial statements.
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings	$81,044	65,158
Less: Loss from discontinued operations, net of tax	(599)	(1,613)
Earnings from continuing operations	81,643	66,771
Depreciation expense	460,081	420,795
Gains on vehicle sales, net	(44,537)	(28,007)
Share-based compensation expense	9,085	8,340
Amortization expense and other non-cash charges, net	24,873	18,766
Deferred income tax expense	37,442	40,123
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(29,119)	(84,408)
Inventories	2,142	(4,717)
Prepaid expenses and other assets	5,723	(12,029)
Accounts payable	(11,161)	21,521
Accrued expenses and other non-current liabilities	(64,151)	25,638
Net cash provided by operating activities from continuing operations	472,021	472,793

Cash flows from financing activities from continuing operations:
Net change in commercial paper borrowings	187,935	163,395
Debt proceeds	378,000	701,542
Debt repaid, including capital lease obligations	(205,324)	(376,450)
Dividends on common stock	(29,656)	(27,825)
Common stock issued	15,771	20,257
Common stock repurchased	(23,290)	(42,047)
Excess tax benefits from share-based compensation	968	1,398
Debt issuance costs	(2,358)	(6,781)
Net cash provided by financing activities from continuing operations	322,046	433,489

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(1,203,985)	(817,377)
Sales of revenue earning equipment	194,907	136,578
Sale and leaseback of revenue earning equipment	130,184	—
Sales of operating property and equipment	4,381	6,180
Acquisitions	(2,426)	(348,584)
Collections on direct finance leases	32,586	30,046
Changes in restricted cash	19,306	2,662
Net cash used in investing activities from continuing operations	(825,047)	(990,495)

Effect of exchange rate changes on cash	1,216	2,862
Decrease in cash and cash equivalents from continuing operations	(29,764)	(81,351)

Cash flows from discontinued operations:
Operating cash flows	(2,274)	(1,603)
Financing cash flows	—	27
Investing cash flows	—	—
Effect of exchange rate changes on cash	25	30
Decrease in cash and cash equivalents from discontinued operations	(2,249)	(1,546)

Decrease in cash and cash equivalents	(32,013)	(82,897)
Cash and cash equivalents at January 1	104,572	213,053
Cash and cash equivalents at June 30	$72,559	130,156
See accompanying notes to consolidated condensed financial statements.
RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Amount	Shares	Par
	(Dollars in thousands, except per share amount)
Balance at December 31, 2011	$—	51,143,946	$25,572	769,383	1,090,363	(567,165)	1,318,153
Components of comprehensive income:
Net earnings	—	—	—	—	81,044	—	81,044
Foreign currency translation adjustments	—	—	—	—	—	5,844	5,844
Unrealized gain related to derivatives	—	—	—	—	—	19	19
Amortization of pension and postretirement items, net of tax	—	—	—	—	—	6,746	6,746
Total comprehensive income							93,653
Common stock dividends declared — $0.58 per share	—	—	—	—	(29,767)	—	(29,767)
Common stock issued under employee stock option and stock purchase plans (1)	—	445,086	223	15,548	—	—	15,771
Benefit plan stock purchases (2)	—	(9,130)	(5)	(418)	—	—	(423)
Common stock repurchases	—	(456,700)	(228)	(6,867)	(15,772)	—	(22,867)
Share-based compensation	—	—	—	9,085	—	—	9,085
Tax benefits from share-based compensation	—	—	—	803	—	—	803
Balance at June 30, 2012	$—	51,123,202	$25,562	787,534	1,125,868	(554,556)	1,384,408
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

In the fourth quarter of 2011, we revised our Consolidated Condensed Statements of Comprehensive Income presentation to disaggregate our revenues and direct costs into three categories: lease and rental, services and fuel. We changed our business segments and our primary measure of segment operating performance. Prior to 2012, our business was divided into three business segments: Fleet Management Solutions (FMS), Supply Chain Solutions (SCS), and Dedicated Contract Carriage (DCC). In the first quarter of 2012, the SCS and DCC reportable business segments were combined as a result of aligning our internal reporting with how we operate our business. Our primary measurement of segment operating performance, “Earnings Before Taxes” (EBT) from continuing operations, was changed in 2012 to exclude the non-service components of pension costs in order to more accurately reflect the operating performance of the business segments. Prior year amounts have been reclassified to conform to the current period presentation.

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

(C) ACQUISITIONS

Hill Hire plc — On June 8, 2011, we acquired all of the common stock of Hill Hire plc (Hill Hire), a U.K. based full service leasing, rental and maintenance company for a purchase price of $251.5 million, net of cash acquired, all of which was paid in 2011. The acquisition included Hill Hire’s fleet of approximately 8,000 full service lease vehicles and 5,700 rental vehicles, and approximately 400 contractual customers. The acquired fleet included 9,700 trailers. The combined network operates under the Ryder name, complementing our FMS business segment market coverage in the U.K. During the six months ended June 30, 2012, purchase price adjustments totaled $1.8 million and related to adjustments to the fair value of liabilities assumed and revenue earning equipment.

Pro Forma Information — The operating results of Hill Hire have been included in the consolidated condensed financial statements from the date of acquisition. The following table provides the unaudited pro forma revenues, net earnings and earnings per common share for the three and six months ended June 30, 2011 as if the results of the Hill Hire acquisition had been included in operations commencing January 1, 2010. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the acquisition been consummated during the period for which the pro forma information is presented, or of future results.

	Three months ended June 30, 2011	Six months ended June 30, 2011
	(In thousands, except per share amounts)
Revenue — As reported	$1,513,344	$2,938,720
Revenue — Pro forma	$1,543,084	$3,006,290

Net earnings — As reported	$40,033	$65,158
Net earnings — Pro forma	$48,017	$80,230

Net earnings per common share:
Basic — As reported	$0.78	$1.27
Basic — Pro forma	$0.93	$1.56

Diluted — As reported	$0.77	$1.26
Diluted — Pro forma	$0.93	$1.55

Other Acquisitions—During 2011, we completed three other acquisitions of full service leasing and fleet service companies, one of which included the assets of the seller’s dedicated contract carriage business. The combined networks operate under the Ryder name, complementing our FMS and SCS business segment market coverage throughout the United States. The purchase price of these acquisitions totaled $113.8 million, of which $1.5 million and $92.9 million was paid during the six months ended June 30, 2012 and June 30, 2011, respectively. Goodwill and customer relationship intangibles related to these acquisitions totaled $28.4 million and $11.9 million, respectively. The following table provides further information regarding each of these acquisitions:

Company Acquired	Date Acquired	Segment	Purchase Price	Vehicles	Contractual Customers
Carmenita Leasing, Inc.	January 10, 2011	FMS	$9.0 million	190	60
The Scully Companies	January 28, 2011	FMS/SCS	$91.0 million	2,100	200
B.I.T Leasing	April 1, 2011	FMS	$13.8 million	490	130

During the six months ended June 30, 2012 and June 30, 2011, we paid $0.9 million and $4.2 million, respectively, related to acquisitions completed in years prior to 2011.

(D) DISCONTINUED OPERATIONS

In 2009, we ceased SCS service operations in Brazil, Argentina, Chile and European markets. Accordingly, results of these operations, financial position and cash flows are separately reported as discontinued operations for all periods presented either in the Consolidated Condensed Financial Statements or notes thereto.

Summarized results of discontinued operations were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands)
Pre-tax income (loss) from discontinued operations	$66	(969)	$(509)	(1,716)
Income tax (expense) benefit	(110)	88	(90)	103
Loss from discontinued operations, net of tax	$(44)	(881)	$(599)	(1,613)

Results of discontinued operations in 2012 and 2011 included losses related to adverse legal developments and professional and administrative fees associated with our discontinued South American operations. Results of discontinued operations in the second quarter of 2012 also included $0.6 million of pre-tax income related to the sub-lease of a SCS facility in Europe in June 2012.

The following is a summary of assets and liabilities of discontinued operations:

	June 30, 2012	December 31, 2011
	(In thousands)
Total assets, primarily deposits	$4,699	4,600
Total liabilities, primarily contingent accruals	$6,126	6,502

Although we discontinued our operations in 2009, we continue to be party to various federal, state and local legal proceedings involving labor matters, tort claims and tax assessments. We have established loss provisions for any matters where we believe a loss is probable and can be reasonably estimated. Other than with respect to the matters discussed below, for matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material effect on our consolidated financial statements.

In Brazil, we have been assessed $4.7 million (before and after tax) for various federal income taxes and social contribution taxes for the 1997 and 1998 tax years. We have successfully overturned these federal tax assessments in the lower courts; however, there is a reasonable possibility that these rulings could be reversed and we would be required to pay the assessments. We believe it is more likely than not that our position will ultimately be sustained if appealed and no amounts have been reserved for these matters. We are entitled to indemnification for a portion of any resulting liability on these federal tax claims which, if honored, would reduce the estimated loss.

Additionally in Brazil, we have been assessed $5.6 million (before and after tax) for certain state operating tax credits utilized between 2001 and 2003. Although we believe it is reasonably possible that we could incur this loss, we believe it is more likely than not that our position will ultimately be sustained and no amounts have been reserved for these matters.

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

The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands)
Stock option and stock purchase plans	$2,274	2,357	$4,638	$4,604
Nonvested stock	2,374	1,878	4,447	3,736
Share-based compensation expense	4,648	4,235	9,085	8,340
Income tax benefit	(1,522)	(1,415)	(3,006)	(2,787)
Share-based compensation expense, net of tax	$3,126	2,820	$6,079	$5,553

During the six months ended June 30, 2012 and 2011, approximately 460,000 and 700,000 stock options, respectively, were granted under the Plans. These awards generally vest evenly over a three year period from the date of grant and have contractual terms of seven years. The fair value of each option award at the date of grant was estimated using a Black-Scholes-Merton option-pricing valuation model. The weighted-average fair value per option granted during the six months ended June 30, 2012 and 2011 was $14.07 and $12.85, respectively.

During the six months ended June 30, 2012 and 2011, approximately 93,000 and 140,000 market-based restricted stock rights, respectively, were granted under the Plans. For the 2012 grant, the awards were segmented into three equal performance periods of one, two and three years. At the end of each performance period, 25%-125% of the award may be earned based on Ryder's total shareholder return (TSR) compared to the target TSR of the S&P 500 over the applicable performance period. Employees will receive the grant of stock at the end of the three year period provided they continue to be employed with Ryder, subject to Compensation Committee approval. For grants prior to 2012, employees only receive the grant of stock if Ryder’s cumulative average TSR at least meets the S&P 500 cumulative average TSR over an applicable three-year period. The fair value of the market-based restricted stock rights was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. The fair value of the market-based awards was determined and fixed on the grant date and considers the likelihood of Ryder achieving the market-based condition. The weighted-average fair value per market-based restricted stock right granted during the six months ended June 30, 2012 and 2011 was $43.39 and $25.29, respectively.

During the six months ended June 30, 2012 and 2011, approximately 123,000 and 150,000 time-vested restricted stock rights and restricted stock units (RSU), respectively, were granted under the plans. The time-vested restricted stock rights entitle the holder to shares of common stock when the awards vest at the end of a three-year period. The fair value of the time-vested awards is determined and fixed on the date of grant based on Ryder’s stock price on the date of grant. The weighted-average fair value per time-vested restricted stock right and RSU granted during the six months ended June 30, 2012 and 2011 was $52.64 and $50.95, respectively.

During the six months ended June 30, 2012 and 2011, employees who received market-based restricted stock rights also received market-based cash awards. In addition, in 2012, the majority of the employees who received time-vested restricted stock also received market-based cash awards. For the 2012 grant, the cash awards have the same vesting provisions as the market-based restricted stock rights. For grants prior to 2012, the awards have the same vesting provisions as the market-based restricted stock rights except that Ryder’s TSR must at least meet the TSR of the 33rd percentile of the S&P 500. The cash awards are accounted for as liability awards under the share-based compensation accounting guidance as the awards are based upon the performance of our common stock and are settled in cash. As a result, the liability is adjusted to reflect fair value at the end of each reporting period. The fair value of the cash awards was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation.

The following table is a summary of compensation expense recognized for cash awards in addition to the share-based compensation expense reported in the previous table:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands)
Cash awards	$788	360	$1,385	820

Total unrecognized pre-tax compensation expense related to all share-based compensation arrangements at June 30, 2012 was $37.9 million and is expected to be recognized over a weighted-average period of 2.1 years.

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

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Earnings per share — Basic:
Earnings from continuing operations	$46,767	40,914	81,643	66,771
Less: Distributed and undistributed earnings allocated to nonvested stock	(590)	(649)	(1,062)	(1,054)
Earnings from continuing operations available to common shareholders — Basic	$46,177	40,265	80,581	65,717

Weighted average common shares outstanding — Basic	50,433	50,546	50,459	50,586

Earnings from continuing operations per common share — Basic	$0.92	0.80	1.60	1.30

Earnings per share — Diluted:
Earnings from continuing operations	$46,767	40,914	81,643	66,771
Less: Distributed and undistributed earnings allocated to nonvested stock	(587)	(645)	(1,057)	(1,049)
Earnings from continuing operations available to common shareholders — Diluted	$46,180	40,269	80,586	65,722

Weighted average common shares outstanding — Basic	50,433	50,546	50,459	50,586
Effect of dilutive equity awards	264	457	351	421
Weighted average common shares outstanding — Diluted	50,697	51,003	50,810	51,007

Earnings from continuing operations per common share — Diluted	$0.91	0.79	1.59	1.29

Anti-dilutive equity awards and market-based restricted stock rights not included above	2,414	1,224	2,044	1,333

(G) RESTRUCTURING AND OTHER CHARGES

The components of restructuring and other charges, net in the three and six months ended June 30, 2012 and 2011, respectively, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Restructuring charges, net:
Severance and employee-related costs	$7,142	—	$7,142	393
Contract termination costs	—	—	865	375
Total	7,142	—	8,007	768

During the second quarter of 2012, we approved a plan to eliminate approximately 350 employees, primarily in the U.S., as a result of cost management actions. The workforce reduction resulted in a pre-tax restructuring charge of $7.1 million in the second quarter of 2012, all of which related to the payment of severance and other termination benefits. These actions will be substantially completed by the end of the third quarter of 2012. During the first half of 2012, we also recorded exit costs of $0.9 million associated with non-essential leased facilities assumed in the Hill Hire acquisition.

Restructuring charges, net of $0.8 million for the six months ended June 30, 2011 represented employee severance and benefit costs related to workforce reductions and termination costs associated with non-essential equipment contracts assumed in the Scully acquisition.

Activity related to restructuring reserves including discontinued operations were as follows:

			Deductions
	December 31, 2011	Additions	Cash Payments	Non-Cash Reductions (1)	Foreign Translation Adjustments	June 30, 2012
	Balance					Balance
	(In thousands)
Employee severance and benefits	$2,607	7,142	1,160	—	7	8,596
Contract termination costs	2,639	865	659	555	46	2,336
Total	$5,246	8,007	1,819	555	53	10,932
_________________________
(1) Non-cash reductions represent adjustments to the restructuring reserve as actual costs were less than originally estimated.

At June 30, 2012, the majority of outstanding restructuring obligations are required to be paid by January 2014.

As mentioned in Note T, "Segment Reporting," our primary measure of segment financial performance excludes, among other items, restructuring and other charges, net. However, the applicable portion of the restructuring and other charges, net that related to each segment for the three and six months ended June 30, 2012 and 2011, respectively, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Fleet Management Solutions	$5,482	—	$6,347	768
Supply Chain Solutions	1,400	—	1,400	—
Central Support Services (CSS)	260	—	260	—
Total	$7,142	—	$8,007	768

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

	June 30, 2012	December 31, 2011
	(In thousands)
Total minimum lease payments receivable	$631,504	561,772
Less: Executory costs	(207,215)	(181,820)
Minimum lease payments receivable	424,289	379,952
Less: Allowance for uncollectibles	(738)	(903)
Net minimum lease payments receivable	423,551	379,049
Unguaranteed residuals	62,846	63,472
Less: Unearned income	(100,598)	(92,637)
Net investment in direct financing and sales-type leases	385,799	349,884
Current portion	(75,251)	(68,896)
Non-current portion	$310,548	280,988

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

The following table presents the credit risk profile by creditworthiness category of our direct financing lease receivables:

	June 30, 2012	December 31, 2011
	(In thousands)
Very low risk to low risk	$173,294	121,836
Moderate risk	189,496	190,070
Moderately high risk to high risk	61,499	68,046
	$424,289	379,952

The following table is a rollforward of the allowance for credit losses on direct financing lease receivables for the six months ended June 30, 2012:

(In thousands)
Balance at December 31, 2011	$903
Charged to earnings	746
Deductions	(911)
Balance at June 30, 2012	$738

As of June 30, 2012, the amount of direct financing lease receivables which were past due was not significant and there were no impaired receivables. Accordingly, we do not believe there is a material risk of default with respect to the direct financing lease receivables as of June 30, 2012.

(I) REVENUE EARNING EQUIPMENT

	June 30, 2012			December 31, 2011
	Cost	Accumulated Depreciation	Net Book Value(1)	Cost	Accumulated Depreciation	Net Book Value(1)
	(In thousands)
Held for use:
Full service lease	$6,411,806	(2,494,425)	3,917,381	6,010,335	(2,518,830)	3,491,505
Commercial rental	2,155,275	(648,455)	1,506,820	2,175,003	(708,052)	1,466,951
Held for sale	486,408	(347,952)	138,456	326,692	(235,477)	91,215
Total	$9,053,489	(3,490,832)	5,562,657	8,512,030	(3,462,359)	5,049,671
 ————————————

(1)
Revenue earning equipment, net includes vehicles acquired under capital leases of $57.6 million, less accumulated depreciation of $15.3 million, at June 30, 2012, and $60.7 million, less accumulated depreciation of $14.4 million, at December 31, 2011.

At the end of 2011, we completed our annual review of residual values and useful lives of revenue earning equipment. Based on the results of our analysis, we adjusted the estimated residual values of certain classes of revenue earning equipment effective January 1, 2012. The change in estimated residual values increased pre-tax earnings for the three and six months ended June 30, 2012 by approximately $4.5 million and $9.0 million, respectively.

In June of 2012, we completed a sale-leaseback transaction of revenue earning equipment with third parties not deemed to be VIEs and this transaction qualified for off-balance sheet treatment. Proceeds from the sale-leaseback transaction totaled $130.2 million. We did not enter into any sale-leaseback transactions during 2011.

(J) GOODWILL

The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	Fleet Management Solutions	Supply Chain Solutions	Total
	(In thousands)
Balance at January 1, 2012:
Goodwill	$216,559	189,968	406,527
Accumulated impairment losses	(10,322)	(18,899)	(29,221)
	206,237	171,069	377,306
Purchase accounting adjustments	72	97	169
Foreign currency translation adjustments	28	36	64
Balance at June 30, 2012:
Goodwill	216,659	190,101	406,760
Accumulated impairment losses	(10,322)	(18,899)	(29,221)
	$206,337	171,202	377,539

Purchase accounting adjustments primarily related to changes in the fair value of acquired revenue earning equipment. We did not recast the December 31, 2011 balance sheet as the adjustments are not material.

We assess goodwill for impairment on April 1st of each year or more often if deemed necessary. In the second quarter of 2012, we completed our annual goodwill impairment test and determined there was no impairment. As a result of combining the SCS and DCC reportable segments, all of the goodwill in DCC was allocated to the SCS reportable segment.

(K) ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30, 2012			December 31, 2011
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$69,495	—	69,495	121,087	—	121,087
Deferred compensation	1,448	21,950	23,398	1,405	21,285	22,690
Pension benefits	3,126	519,326	522,452	3,120	546,681	549,801
Other postretirement benefits	2,839	38,262	41,101	2,838	40,154	42,992
Insurance obligations, primarily self-insurance	123,370	168,066	291,436	120,045	157,390	277,435
Residual value guarantees	1,969	279	2,248	3,093	1,125	4,218
Accrued rent	24,719	5,922	30,641	4,088	14,686	18,774
Environmental liabilities	4,476	9,407	13,883	4,368	9,171	13,539
Asset retirement obligations	5,861	12,623	18,484	5,702	12,364	18,066
Operating taxes	82,935	—	82,935	81,820	—	81,820
Income taxes	3,524	71,209	74,733	4,160	74,147	78,307
Interest	32,768	—	32,768	30,410	—	30,410
Deposits, mainly from customers	49,647	6,235	55,882	50,951	7,544	58,495
Deferred revenue	20,525	191	20,716	20,698	476	21,174
Acquisition holdbacks	4,556	—	4,556	7,422	—	7,422
Other	54,317	9,369	63,686	46,423	11,564	57,987
Total	$485,575	862,839	1,348,414	507,630	896,587	1,404,217

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
Foreign — we are no longer subject to foreign tax examinations by tax authorities for tax years before 2004 in Canada, 2006 in Brazil, 2007 in Mexico and 2009 in the U.K., which are our major foreign tax jurisdictions. Refer to Note (D), "Discontinued Operations," for further discussion on the resolution of a Brazil tax assessment in the first quarter of 2012.

At June 30, 2012 and December 31, 2011, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $71.2 million and $69.2 million, respectively. Unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $13.9 million by June 30, 2013, if audits are completed or tax years close.

Like-Kind Exchange Program

We have a like-kind exchange program for certain of our revenue earning equipment operating in the U.S. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form whereby tax gains on disposal of eligible vehicles are deferred. To qualify for like-kind exchange treatment, we exchange through a qualified intermediary eligible vehicles being disposed of with vehicles being acquired, allowing us to generally carryover the tax basis of the vehicles sold (“like-kind exchanges”). The program results in a material deferral of federal and state income taxes. As part of the program, the proceeds from the sale of eligible vehicles are restricted for the acquisition of replacement vehicles and other specified applications. Due to the structure utilized to facilitate the like-kind exchanges, the qualified intermediary that holds the proceeds from the sales of eligible vehicles and the entity that holds the vehicles to be acquired under the program are required to be consolidated in the accompanying Consolidated Condensed Financial Statements in accordance with U.S. GAAP. At June 30, 2012 and December 31, 2011, these consolidated entities had total assets, primarily revenue earning equipment, and total liabilities, primarily accounts payable, of $27.2 million and $142.0 million, respectively. Effective April 1, 2012, we temporarily ceased the like-kind exchange program.

Tax Law Changes

On June 20, 2012, Ontario, Canada enacted legislation which sets the income tax rate at 11.5% starting in 2012. Previously enacted legislation would have lowered the income tax rate to 10.0% starting in 2013. The impact of this change resulted in a non-cash charge to deferred income taxes and a decrease to earnings for the three months ended June 30, 2012 of $0.7 million.

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

Effective Tax Rate

Our effective income tax rate from continuing operations for the second quarter of 2012 was 36.6% compared with 45.5% in the same period of the prior year. The effective tax rate in the second quarter of 2011 was negatively impacted by a tax law change in Michigan which increased the provision for income taxes by $5.4 million and our effective rate by 7.1%. The decrease in the effective income tax rate from continuing operations also reflects a higher proportionate amount of earnings in lower rate jurisdictions.

Our effective income tax rate from continuing operations for the six months ended June 30, 2012 was 32.8% compared with 43.7% in the same period of the prior year. The effective rate from continuing operations in the first half of 2012 was favorably impacted by a tax benefit of $5.0 million or 4.1% of earnings before tax relating to the favorable resolution of a tax item from prior periods and a higher proportionate amount of earnings in lower rate jurisdictions. The effective rate from continuing operations in the first half of 2011 was negatively impacted by tax law changes in the States of Michigan and Illinois. For the first half of 2011, these tax law changes increased our provision for income taxes by $6.6 million and our effective rate by 5.5%.

(M) DEBT

	Weighted-Average Interest Rate
	June 30, 2012	December 31, 2011	Maturities	June 30, 2012	December 31, 2011
				(In thousands)
Short-term debt and current portion of long-term debt:
Short-term debt	1.50%	1.45%	2012	$5,612	5,091
Current portion of long-term debt, including capital leases				375,949	269,275
Total short-term debt and current portion of long-term debt				381,561	274,366
Long-term debt:
U.S. commercial paper (1)	0.46%	0.40%	2016	571,897	415,936
Canadian commercial paper (1)	1.15%	—%	2016	32,446	—
Global revolving credit facility	1.53%	1.52%	2016	26,542	1,000
Unsecured U.S. notes — Medium-term notes (1)	4.23%	4.49%	2012-2025	2,635,151	2,484,712
Unsecured U.S. obligations, principally bank term loans	1.70%	1.78%	2012-2017	105,500	105,000
Unsecured foreign obligations	2.31%	2.71%	2014-2016	303,374	300,516
Capital lease obligations	4.12%	4.24%	2012-2018	45,235	48,047
Total before fair market value adjustment				3,720,145	3,355,211
Fair market value adjustment on notes subject to hedging (2)				19,891	21,843
				3,740,036	3,377,054
Current portion of long-term debt, including capital leases				(375,949)	(269,275)
Long-term debt				3,364,087	3,107,779
Total debt				$3,745,648	3,382,145
 ————————————

(1)	We had unamortized original issue discounts of $9.0 million and $8.7 million at June 30, 2012 and December 31, 2011, respectively.

(2)	The notional amount of executed interest rate swaps designated as fair value hedges was $550 million at June 30, 2012 and December 31, 2011.

We can borrow up to $900 million under a global revolving credit facility with a syndicate of twelve lending institutions led by Bank of America N.A., Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas, Mizuho Corporate Bank, Ltd., Royal Bank of Canada, Royal Bank of Scotland Plc, U.S. Bank National Association and Wells Fargo Bank, N.A. This facility matures in June 2016 and is used primarily to finance working capital and provide support for the issuance of unsecured commercial paper in the U.S. and Canada. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at June 30, 2012). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The agreement provides for annual facility fees, which range from 10.0 basis points to 32.5 basis points, and are based on Ryder’s long-term credit ratings. The current annual facility fee is 15.0 basis points, which applies to the total facility size of $900 million. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth, of less than or equal to 300%. Net worth, as defined in the credit facility and amended in April 2012, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at June 30, 2012 was 189%.

Our global revolving credit facility permits us to refinance short-term commercial paper obligations on a long-term basis. Settlement of short-term commercial paper obligations not expected to require the use of working capital are classified as long-term as we have both the intent and ability to refinance on a long-term basis. At June 30, 2012 and December 31, 2011, we classified $604.3 million and $415.9 million, respectively, of short-term commercial paper as long-term debt.

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

We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program are limited to $175 million. If no event occurs which causes early termination, the 364-day program will expire on October 26, 2012. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectability of the collateralized receivables. At June 30, 2012 and December 31, 2011, no amounts were outstanding under the program. Sales of receivables under this program will be accounted for as secured borrowings based on our continuing involvement in the transferred assets.

At June 30, 2012 and December 31, 2011, we had letters of credit and surety bonds outstanding totaling $270.5 million and $271.0 million, respectively, which primarily guarantee the payment of insurance claims.

(N) FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and the levels of inputs used to measure fair value:

	Balance Sheet Location	Fair Value Measurements At June 30, 2012 Using			Total
		Level 1	Level 2	Level 3
		(In thousands)
Assets:
Interest rate swap	Prepaid expenses and other current assets	$—	5,123	—	5,123
Interest rate swaps	DFL and other assets	—	14,768	—	14,768
Investments held in Rabbi Trusts:
Cash and cash equivalents		3,334	—	—	3,334
U.S. equity mutual funds		10,224	—	—	10,224
Foreign equity mutual funds		2,653	—	—	2,653
Fixed income mutual funds		4,294	—	—	4,294
Investments held in Rabbi Trusts	DFL and other assets	20,505	—	—	20,505
Total assets at fair value		$20,505	19,891	—	40,396

	Balance Sheet Location	Fair Value Measurements At December 31, 2011 Using			Total
		Level 1	Level 2	Level 3
		(In thousands)
Assets:
Interest rate swaps	DFL and other assets	$—	21,843	—	21,843
Investments held in Rabbi Trusts:
Cash and cash equivalents		3,783	—	—	3,783
U.S. equity mutual funds		8,850	—	—	8,850
Foreign equity mutual funds		2,526	—	—	2,526
Fixed income mutual funds		3,537	—	—	3,537
Investments held in Rabbi Trusts	DFL and other assets	18,696	—	—	18,696
Total assets at fair value		$18,696	21,843	—	40,539

Liabilities:
Contingent consideration	Accrued expenses	$—	—	1,000	1,000
Total liabilities at fair value		$—	—	1,000	1,000

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

The following tables present our assets and liabilities that are measured at fair value on a nonrecurring basis and the levels of inputs used to measure fair value:

	Fair Value Measurements At June 30, 2012 Using			Total Losses (2)
	Level 1	Level 2	Level 3	Three months ended	Six months ended
	(In thousands)
Assets held for sale:
Revenue earning equipment: (1)
Trucks	$—	—	9,992	$3,108	$5,489
Tractors	—	—	6,361	1,071	1,542
Trailers	—	—	584	276	783
Total assets at fair value	$—	—	16,937	$4,455	$7,814

	Fair Value Measurements At June 30, 2011 Using			Total Losses (2)
	Level 1	Level 2	Level 3	Three months ended	Six months ended
	(In thousands)
Assets held for sale:
Revenue earning equipment (1)
Trucks	$—	—	8,090	$1,411	$2,600
Tractors	—	—	2,569	345	952
Trailers	—	—	352	207	510
Total assets at fair value	$—	—	11,011	$1,963	$4,062
 ————————————

(1)	Represents the portion of all revenue earning equipment held for sale that is recorded at fair value, less costs to sell.

(2)	Total losses represent fair value adjustments for all vehicles held for sale throughout the period for which fair value was less than carrying value.

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

Fair value of total debt (excluding capital lease obligations) at June 30, 2012 and December 31, 2011 was approximately $3.89 billion and $3.51 billion, respectively. For publicly-traded debt, estimates of fair value were based on market prices. Since our publicly-traded debt is not actively traded, the fair value measurement was classified within Level 2 of the fair value hierarchy. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. Therefore, the fair value measurement of our other debt was classified within Level 2 of the fair value hierarchy. The carrying amounts reported in the Consolidated Condensed Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.

(O) DERIVATIVES

Interest Rate Swaps

As of June 30, 2012, we have interest rate swaps outstanding which are designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. The following table provides a detail of the swaps outstanding and the related hedged items as of June 30, 2012:

	Maturity date	Face value of medium-term notes	Aggregate notional amount of interest rate swaps	Fixed interest rate	Weighted-average variable interest rate on hedged debt as of June 30,
Issuance date					2012	2011
		(Dollars in thousands)
May 2011	June 2017	$350,000	$150,000	3.50%	1.83%	1.50%
February 2011	March 2015	$350,000	$150,000	3.15%	1.70%	1.42%
February 2008	March 2013	$250,000	$250,000	6.00%	2.88%	2.59%

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

Fair Value Hedging Relationship	Location of Gain (Loss) Recognized in Income	Three months ended June 30,		Six months ended June 30,
		2012	2011	2012	2011
		(In thousands)
Derivatives: Interest rate swaps	Interest expense	$218	2,161	$(1,952)	1,012
Hedged items: Fixed-rate debt	Interest expense	(218)	(2,161)	1,952	(1,012)
Total		$—	—	$—	—

Refer to Note (N), "Fair Value Measurements," for disclosures of the fair value and line item caption of derivative instruments recorded on the Consolidated Condensed Balance Sheets.

(P) SHARE REPURCHASE PROGRAMS

In December 2011, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2011 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company's various employee stock, stock option and employee stock purchase plans from December 1, 2011 through December 13, 2013. The December 2011 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management established prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2011 program, which allow for share repurchases during Ryder's quarterly blackout periods as set forth in the trading plan. For the three months ended June 30, 2012, we repurchased and retired 233,500 shares under this program at an aggregate cost of $10.9 million. For the six months ended June 30, 2012, we repurchased and retired 456,700 shares under this program at an aggregate cost of $22.9 million.

In December 2009, our Board of Directors authorized a two-year anti-dilutive share repurchase program. The December 2009 program limited aggregate share repurchases to no more than 2 million shares of Ryder common stock. For the three months ended June 30, 2011, we repurchased and retired 570,000 shares under this program at an aggregate cost of $29.9 million. For the six months ended June 30, 2011, we repurchased and retired 820,000 shares under this program at an aggregate cost of $41.9 million. We completed the December 2009 share repurchase program in December 2011.

(Q) EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands)
Pension Benefits
Company-administered plans:
Service cost	$3,826	3,616	$7,733	7,383
Interest cost	23,563	24,384	47,252	48,874
Expected return on plan assets	(24,055)	(25,177)	(48,112)	(51,036)
Amortization of:
Transition obligation	—	(7)	—	(15)
Net actuarial loss	7,726	5,002	15,587	10,131
Prior service credit	(567)	(572)	(1,136)	(1,142)
	10,493	7,246	21,324	14,195
Union-administered plans	1,630	1,455	3,244	2,796
Net periodic benefit cost	$12,123	8,701	$24,568	16,991

Company-administered plans:
U.S.	$9,643	7,387	$19,491	14,487
Non-U.S.	850	(141)	1,833	(292)
	10,493	7,246	21,324	14,195
Union-administered plans	1,630	1,455	3,244	2,796
	$12,123	8,701	$24,568	16,991

Postretirement Benefits
Company-administered plans:
Service cost	$227	303	$547	650
Interest cost	475	585	989	1,254
Amortization of:
Net actuarial (gain) loss	(7)	31	(10)	137
Prior service credit	(57)	(57)	(115)	(115)
Net periodic benefit cost	$638	862	$1,411	1,926

Company-administered plans:
U.S.	$519	694	$1,071	1,577
Non-U.S.	119	168	340	349
	$638	862	$1,411	1,926

Pension Contributions

During the six months ended June 30, 2012, we contributed $39.9 million to our pension plans. During the second half of 2012, we expect to contribute approximately $41 million to our pension plans.

Savings Plans

Employees who do not actively participate in pension plans and are not covered by union-administered plans are generally eligible to participate in enhanced savings plans. Plans provide for (i) a company contribution even if employees do not make contributions, (ii) a company match of employee contributions of eligible pay, subject to tax limits and (iii) a discretionary company match. During the three months ended June 30, 2012 and 2011, we recognized total savings plan costs of $7.7 million and $12.3 million, respectively. During the six months ended June 30, 2012 and 2011, we recognized total savings plan costs of $16.1 million and $20.5 million, respectively.

(R) OTHER ITEMS IMPACTING COMPARABILITY

Our primary measure of segment performance excludes certain items we do not believe are representative of the ongoing operations of the segment. We believe that excluding these items from our segment measure of performance allows for better comparison of results. During the second quarter of 2011, we incurred $1.7 million of transaction costs related to the acquisition of Hill Hire. These costs were primarily recorded within “Selling, general and administrative expenses” in our Consolidated Statements of Comprehensive Income.

(S) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	Six months ended June 30,
	2012	2011
	(In thousands)
Interest paid	$64,060	61,502
Income taxes paid	$6,644	7,302
Changes in accounts payable related to purchases of revenue earning equipment	$112,991	62,871
Operating and revenue earning equipment acquired under capital leases	$616	1,153

(T) SEGMENT REPORTING

Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. Prior to 2012, we operated in three reportable business segments: (1) FMS, which provides full service leasing, contract maintenance, contract-related maintenance and commercial rental of trucks, tractors and trailers to customers, principally in the U.S., Canada and the U.K.; (2) SCS, which provides comprehensive supply chain consulting including distribution and transportation services in North America and Asia; and (3) DCC, which provides vehicles and drivers as part of a dedicated transportation solution in the U.S. In the first quarter of 2012, the SCS and DCC reportable business segments were combined as a result of aligning our internal reporting with how we operate our business. As a result of this alignment, DCC is not considered an operating segment under the authoritative guidance as discrete financial information is no longer available.

Our primary measurement of segment financial performance, defined as EBT from continuing operations, includes an allocation of Central Support Services (CSS) and excludes non-service pension costs and restructuring and other charges, net as described in Note (G), “Restructuring and Other Charges.” CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal and corporate communications. Beginning in 2012, we adjusted our segment financial performance measurement to exclude the non-service components of pension costs in order to more accurately reflect the operating performance of the business segments. Prior year segment EBT has been recast to conform to the current year presentation. The objective of the EBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation.

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

The following tables set forth financial information for each of our business segments and provides a reconciliation between segment EBT and earnings from continuing operations before income taxes for the three and six months ended June 30, 2012 and 2011. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

	FMS	SCS	Eliminations	Total

For the three months ended June 30, 2012
Revenue from external customers	$993,606	570,254	—	1,563,860
Inter-segment revenue	107,299	—	(107,299)	—
Total revenue	$1,100,905	570,254	(107,299)	1,563,860

Segment EBT	$76,651	30,401	(7,246)	99,806
Unallocated CSS				(11,193)
Non-service pension costs				(7,702)
Restructuring and other charges, net				(7,142)
Earnings from continuing operations before income taxes				$73,769

Segment capital expenditures (1), (2)	$721,954	$5,599	—	727,553
Unallocated CSS				5,463
Capital expenditures paid				$733,016

For the three months ended June 30, 2011
Revenue from external customers	$973,367	539,977	—	1,513,344
Inter-segment revenue	91,143	—	(91,143)	—
Total revenue	$1,064,510	539,977	(91,143)	1,513,344

Segment EBT	$71,476	27,777	(6,529)	92,724
Unallocated CSS				(11,169)
Non-service pension costs				(4,818)
Restructuring and other charges, net and other items				(1,727)
Earnings from continuing operations before income taxes				$75,010

Segment capital expenditures (1), (2)	$484,778	15,042	—	499,820
Unallocated CSS				4,339
Capital expenditures paid				$504,159
 ————————————

(1)	Excludes revenue earning equipment acquired under capital leases.

(2)	Excludes acquisition payments of $0.4 million and $264.8 million during the three months ended June 30, 2012 and 2011, respectively.

	FMS	SCS	Eliminations	Total

For the six months ended June 30, 2012
Revenue from external customers	$1,957,969	1,142,167	—	3,100,136
Inter-segment revenue	214,327	—	(214,327)	—
Total revenue	$2,172,296	1,142,167	(214,327)	3,100,136

Segment EBT	$127,334	52,272	(13,727)	165,879
Unallocated CSS				(20,699)
Non-service pension costs				(15,706)
Restructuring and other charges, net				(8,007)
Earnings from continuing operations before income taxes				$121,467

Segment capital expenditures (1), (2)	$1,185,560	$8,436	—	1,193,996
Unallocated CSS				9,989
Capital expenditures paid				$1,203,985

For the six months ended June 30, 2011
Revenue from external customers	$1,862,983	1,075,737	—	2,938,720
Inter-segment revenue	181,643	—	(181,643)	—
Total revenue	$2,044,626	1,075,737	(181,643)	2,938,720

Segment EBT	$113,852	47,952	(11,433)	150,371
Unallocated CSS				(19,911)
Non-service pension costs				(9,345)
Restructuring and other charges, net and other items				(2,495)
Earnings from continuing operations before income taxes				$118,620

Segment capital expenditures (1), (2)	$786,750	22,141	—	808,891
Unallocated CSS				8,486
Capital expenditures paid				$817,377
 ————————————

(1)	Excludes revenue earning equipment acquired under capital leases.

(2)	Excludes acquisition payments of $2.4 million and $348.6 million during the six months ended June 30, 2012 and 2011, respectively.

(U) OTHER MATTERS

We are a party to various claims, complaints and proceedings arising in the ordinary course of our continuing business operations including but not limited to those relating to commercial and employment claims, environmental matters, risk management matters (e.g. vehicle liability, workers’ compensation, etc.) and administrative assessments primarily associated with operating taxes. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. For matters from continuing operations where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material effect on our consolidated financial statements.

Our estimates regarding potential losses and materiality are based on our judgment and assessment of the claims utilizing currently available information. Although we will continue to reassess our reserves and estimates based on future developments, our objective assessment of the legal merits of such claims may not always be predictive of the outcome and actual results may vary from our current estimates.

Refer to Note (D), "Discontinued Operations," for additional matters.

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

Total revenue increased 3% in the second quarter of 2012 to $1.56 billion. The increase in total revenue was driven by higher operating revenue partially offset by lower fuel services revenue. See "Consolidated Results" for further discussion of operating revenue, a non-GAAP financial measure. Operating revenue increased 6% in the second quarter of 2012 to $1.27 billion primarily due to organic growth and the benefit of the Hill Hire acquisition. For the first half of 2012, total revenue increased 5% to $3.10 billion and operating revenue increased 8% to $2.50 billion. The increase in total and operating revenue reflects organic growth and the benefit of acquisitions.

Earnings from continuing operations before taxes (EBT) decreased 2% in the second quarter of 2012 to $73.8 million. EBT in the second quarter of 2012 was negatively impacted by restructuring charges of $7.1 million associated with cost reduction initiatives and lower commercial rental results. EBT in the second quarter of 2012 benefited from the Hill Hire acquisition and organic growth in the SCS business segment. For the first half of 2012, EBT increased 2% to $121.5 million. The increase in EBT was primarily driven by the Hill Hire acquisition, organic growth in the SCS business segment and improved used vehicle sales results. The second quarter and first half of 2012 were negatively impacted by higher non-service pension costs. EBT in the first half of 2012 included restructuring charges of $8.0 million. Acquisitions accounted for 8% and 11% of year-over-year change in EBT in the second quarter and first half of 2012, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

EBT, earnings and EPS from continuing operations included certain items we do not consider indicative of our ongoing operations and have been excluded from our comparable earnings measure. The following discussion provides a summary of the quarter and year to date June 30, 2012 and 2011 special items which are discussed in more detail throughout our MD&A and within the Notes to Consolidated Financial Statements:

	EBT		Earnings		EPS
	2012	2011	2012	2011	2012	2011
Three months ended June 30,	(In thousands, except per share amounts)
EBT/Earnings/EPS	$73,769	75,010	$46,767	40,914	$0.91	0.79
Restructuring and other charges (1)	7,142	—	4,516	—	0.09	—
Tax charge(2)	—	—	—	5,350	—	0.10
Acquisition transaction costs (3)	—	1,727	—	1,566	—	0.03
Comparable	$80,911	76,737	$51,283	47,830	$1.00	0.92

Six months ended June 30,	2012	2011	2012	2011	2012	2011
EBT/Earnings/EPS	$121,467	118,620	$81,643	66,771	$1.59	1.29
Restructuring and other charges (1)	8,007	768	5,161	467	0.10	0.01
Tax (benefit)/charge (2)(4)	—	—	(4,967)	5,350	(0.10)	0.10
Acquisition transaction costs (3)	—	1,727	—	1,566	—	0.03
Comparable	$129,474	121,115	$81,837	74,154	$1.59	1.43

————————————

(1)	See Note (G), "Restructuring and Other Charges," for further discussion.

(2)	Tax law change in Michigan. See Note (L), "Income Taxes."

(3)	Transaction costs associated with the acquisition of Hill Hire.

(4)	Tax benefit associated with the favorable resolution of a tax item from prior periods. See Note (L), "Income Taxes."

Excluding the special items listed above, comparable earnings and EPS from continuing operations in the second quarter of 2012 increased 7% to $51.3 million and increased 9% to $1.00 per diluted common share, respectively. Comparable earnings and EPS from continuing operations in the first half of 2012 increased 10% to $81.8 million and increased 11% to $1.59 per diluted common share, respectively. We believe that comparable earnings from continuing operations before taxes, comparable earnings from continuing operations, and comparable earnings per diluted common share from continuing operations measures, all non-GAAP financial measures, provide useful information to investors because they exclude significant items that are unrelated to our ongoing business operations.

Net earnings and EPS increased 17% in the second quarter of 2012 to $46.7 million and 18% to $0.91 per diluted common share, respectively. EPS in the second quarter of 2011 were negatively impacted by losses from discontinued operations of $0.02 per diluted share. Net earnings and EPS increased 24% in the first half of 2012 to $81.0 million and 25% to $1.58 per diluted common share, respectively. Net earnings in the second half of 2012 and 2011 were negatively impacted by losses from discontinued operations of $0.6 million, or $0.01 per diluted common share, and $1.6 million, or $0.03 per diluted common share, respectively.

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

Company Acquired	Date Acquired	Segment	Vehicles	Contractual Customers	Market
Hill Hire plc	June 8, 2011	FMS	13,700	400	U.K.
B.I.T Leasing	April 1, 2011	FMS	490	130	California
The Scully Companies	January 28, 2011	FMS/SCS	2,100	200	Western U.S.
Carmenita Leasing Inc.	January 10, 2011	FMS	190	60	California

CONSOLIDATED RESULTS

	Three months ended June 30,		Six months ended June 30,		Change 2012/2011
	2012	2011	2012	2011	Three Months	Six Months
	(In thousands, except per share amounts)
Total revenue	$1,563,860	1,513,344	$3,100,136	2,938,720	3%	5%
Operating revenue (1)	1,266,610	1,192,006	2,495,534	2,321,076	6%	8%

Pre-tax earnings from continuing operations	$73,769	75,010	$121,467	118,620	(2)%	2%
Earnings from continuing operations	46,767	40,914	81,643	66,771	14%	22%
Net earnings	46,723	40,033	81,044	65,158	17%	24%

Earnings per common share — Diluted
Continuing operations	$0.91	0.79	$1.59	1.29	15%	23%
Net earnings	0.91	0.77	1.58	1.26	18%	25%
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

Revenue and Cost of Revenue by Source

Total revenue increased 3% in the second quarter of 2012 to $1.56 billion. Operating revenue (revenue excluding FMS fuel and all subcontracted transportation) increased 6% in the second quarter of 2012 to $1.27 billion. For the first half of 2012, total revenue increased 5% to $3.10 billion and operating revenue increased 8% to $2.50 billion. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended June 30, 2012		Six months ended June 30, 2012
	Total	Operating	Total	Operating
Organic including price and volume	3%	5%	3%	6%
Acquisitions	2	2	3	3
FMS fuel	(1)	—	—	—
Foreign exchange	(1)	(1)	(1)	(1)
Total increase	3%	6%	5%	8%

See “Operating Results by Business Segment” for a further discussion of the revenue impact from acquisitions and organic growth.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The changes in the individual revenue and expense components of net earnings are discussed in more detail below.

Lease and Rental

	Three months ended June 30,		Six months ended June 30,		Change 2012/2011
	2012	2011	2012	2011	Three Months	Six Months
	(Dollars in thousands)
Lease and rental revenues	$675,623	$634,717	$1,313,481	$1,214,132	6%	8%
Cost of lease and rental	475,367	429,196	930,997	837,711	11%	11%
Gross margin	200,256	205,521	382,484	376,421	(3)%	2%
Gross margin %	30%	32%	29%	31%

Lease and rental revenues represent full service lease and commercial rental product offerings within our FMS business segment. Revenues increased 6% in the second quarter of 2012 to $675.6 million and 8% in the first half of 2012 to $1.31 billion primarily driven by the impact of the Hill Hire acquisition, higher prices on lease and commercial rental vehicles, and organic full service lease fleet growth. Improved full service lease pricing on new and replacement vehicles was driven by higher costs on new engine technology. Pricing on commercial rental power vehicles increased 6% in the second quarter and 3% in the first half of 2012 compared to the same periods in the prior year.

Cost of lease and rental represents the direct costs related to lease and rental revenues. These costs are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other fixed costs such as licenses, insurance and operating taxes. Cost of lease and rental excludes interest costs from vehicle financing. Cost of lease and rental increased 11% in the second quarter of 2012 to $475.4 million and increased 11% in the first half of 2012 to $931.0 million due to the growth in the fleet and higher maintenance costs from higher vehicle outservicing activity. The costs in the second quarter and first half of 2012 were favorably impacted by lower depreciation expense from adjustments in estimated residual values of certain classes of revenue earning equipment effective January 1, 2012.

Lease and rental gross margin decreased 3% to $200.3 million in the second quarter of 2012 due to lower commercial rental performance partially offset by the benefit of an acquisition and improved full service lease performance. Commercial rental performance declined in the second quarter from decreased utilization on a 17% larger average fleet. Lease and rental gross margin increased 2% to $382.5 million in the first half of 2012 due to an acquisition and improved full service lease performance partially offset by lower commercial rental performance. Lease and rental gross margin as a percentage of revenue decreased in the second quarter and first half of 2012 as higher depreciation and maintenance costs were partially offset by the benefit of higher lease and rental pricing.

Services

	Three months ended June 30,		Six months ended June 30,		Change 2012/2011
	2012	2011	2012	2011	Three Months	Six Months
	(Dollars in thousands)
Services revenue	$675,533	$640,482	$1,353,885	$1,273,220	5%	6%
Cost of services	562,412	533,624	1,140,360	1,071,481	5%	6%
Gross margin	113,121	106,858	213,525	201,739	6%	6%
Gross margin %	17%	17%	16%	16%

Services revenue represents all the revenues associated with our SCS business segment as well as contract maintenance, contract-related maintenance and fleet support services associated with our FMS business segment. Services revenue increased 5% in the second quarter of 2012 to $675.5 million and increased 6% in the first half of 2012 to $1.35 billion primarily driven by higher customer volumes and new business in our SCS business segment. Services revenue in the second quarter of 2011 reflects the impact of automotive production cuts related to the natural disasters in Japan.

Cost of services represent the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, SCS subcontracted transportation (purchased transportation from third parties) and maintenance costs. Cost of services increased 5% in the second quarter of 2012 to $562.4 million and increased 6% in the first half of 2012 to $1.14 billion primarily due to an increase in revenue and unusually higher medical benefit costs. Subcontracted transportation costs, which are passed through to customers, increased $1.3 million and $5.5 million in the second quarter and first half of 2012,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

respectively.

Services gross margin increased 6% to $113.1 million in the second quarter of 2012. Services gross margin as a percentage of revenue remained at 17% in the second quarter of 2012. Services gross margin increased 6% to $213.5 million in the first half of 2012. Services gross margin as a percentage of revenue remained at 16% in the first half of 2012. Services gross margin in the second quarter and first half of 2012 benefited from higher volumes in the automotive sector due to prior year automotive production cuts related to the natural disasters in Japan. These benefits were offset by unusually high medical benefit costs in the second quarter and first half of 2012.

Fuel

	Three months ended June 30,		Six months ended June 30,		Change 2012/2011
	2012	2011	2012	2011	Three Months	Six Months
	(Dollars in thousands)
Fuel services revenue	$212,704	$238,145	$432,770	$451,368	(11)%	(4)%
Cost of fuel services	209,337	233,451	424,910	442,411	(10)%	(4)%
Gross margin	3,367	4,694	7,860	8,957	(28)%	(12)%
Gross margin %	2%	2%	2%	2%

Fuel services revenue decreased 11% in the second quarter of 2012 to $212.7 million due to lower fuel prices passed through to customers and fewer gallons sold. Fuel services revenue decreased 4% in the first half of 2012 to $432.8 million due to fewer gallons sold partially offset by higher fuel prices passed through to customers.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel decreased 10% in the second quarter of 2012 to $209.3 million due to a decrease in fuel prices and fewer gallons sold. Cost of fuel decreased 4% in the first half of 2012 to $424.9 million due to fewer gallons sold partially offset by an increase in fuel prices.

Fuel services gross margin decreased 28% to $3.4 million in the second quarter of 2012 and decreased 12% to $7.9 million in the first half of 2012 as a result of lower revenue. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel is established based on market fuel costs.

	Three months ended June 30,		Six months ended June 30,		Change 2012/2011
	2012	2011	2012	2011	Three Months	Six Months
	(In thousands)
Other operating expenses	$33,664	30,174	$67,913	64,803	12%	5%

Other operating expenses includes costs related to our owned and leased facilities within the FMS business segment such as depreciation, rent, insurance, utilities and taxes. These facilities are utilized to provide maintenance to our lease, rental, contract maintenance and fleet support services customers. Other operating expenses also include the costs associated with used vehicle sales such as writedowns of used vehicles to fair market value and facilities costs. Other operating expenses increased in the second quarter and first half of 2012 due to higher writedowns on vehicles held for sale of $2.5 million and $3.8 million, respectively. The higher writedowns on vehicles held for sale reflect an increase in our used vehicle sales inventory and number of vehicles sold. The increase in other operating expenses in the first half of 2012 was partially offset by lower maintenance costs on our FMS facilities compared to the same period in the prior year.

	Three months ended June 30,		Six months ended June 30,		Change 2012/2011
	2012	2011	2012	2011	Three Months	Six Months
	(Dollars in thousands)
Selling, general and administrative expenses (SG&A)	$190,434	195,168	$386,453	368,277	(2)%	5%
Percentage of total revenue	12%	13%	12%	13%
Percentage of operating revenue	15%	16%	15%	16%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

SG&A expenses decreased 2% to $190.4 million in the second quarter of 2012. SG&A expenses as a percent of total revenue decreased to 12% in the second quarter of 2012. SG&A declined in the second quarter of 2012 due to lower management incentive-based compensation partially offset by higher pension expense. SG&A expenses increased 5% to $386.5 million in the first half of 2012. SG&A expenses as a percent of total revenue decreased to 12% in the first half of 2012. SG&A expenses increased in the first half of 2012 reflecting higher compensation-related expenses because of an increase in headcount from organic growth and acquisitions as well as higher commissions from new sales activity and higher pension expense. Pension expense increased $3.4 million and $7.6 million in the second quarter and first half of 2012, respectively. The increase in pension expense primarily reflects lower than expected pension asset returns in 2011 and lower assumed returns in 2012.

	Three months ended June 30,		Six months ended June 30,		Change 2012/2011
	2012	2011	2012	2011	Three Months	Six Months
	(Dollars in thousands)
Gains on vehicle sales, net	$22,546	15,658	$44,537	28,007	44%	59%

Gains on vehicle sales, net increased 44% in the second quarter of 2012 to $22.5 million and increased 59% in the first half of 2012 to $44.5 million due to higher sales volume and higher pricing. Increased sales volume in the second quarter of 2012 reflects higher wholesaling activity to maintain inventories at appropriate levels. Despite increased wholesaling activity, proceeds per unit grew 13% in the second quarter and increased 12% in the first half of 2012.

	Three months ended June 30,		Six months ended June 30,		Change 2012/2011
	2012	2011	2012	2011	Three Months	Six Months
	(Dollars in thousands)
Interest expense	$35,622	32,974	$70,387	67,393	8%	4%
Effective interest rate	3.9%	4.4%	3.9%	4.6%

Interest expense increased 8% in the second quarter of 2012 to $35.6 million and increased 4% in the first half of 2012 to $70.4 million reflecting higher average outstanding debt partially offset by a lower effective interest rate. The increase in average outstanding debt reflects funding for 2011 acquisitions and increased capital spending. The lower effective interest rate in 2012 compared to 2011 reflects the replacement of higher interest rate debt with debt issuances at lower rates as well as an increased percentage of variable rate debt.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands)
Miscellaneous income, net	$1,341	595	$5,821	4,737

Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income, gains from sales of operating property, foreign currency transaction gains and other non-operating items. Miscellaneous income, net increased in the second quarter of 2012 primarily due to higher foreign currency transaction gains. Miscellaneous income, net increased in the first half of 2012 due to higher foreign currency transaction gains and higher income on investment securities.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands)
Restructuring and other charges, net	$7,142	—	$8,007	768

During the second quarter of 2012, we approved a plan to eliminate approximately 350 employees, as a result of cost management actions. The workforce reduction resulted in a pre-tax restructuring charge of $7.1 million in the second quarter of 2012, all of which related to the payment of severance and other termination benefits. These actions will be substantially completed by the end of the third quarter of 2012. The workforce reduction is expected to result in annual pre-tax cost savings of approximately $30 million ($14 million in 2012.) During the first half of 2012, we also recorded a charge of $0.9 million

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

associated with non-essential leased facilities assumed in the Hill Hire acquisition.

Restructuring charges, net of $0.8 million for the six months ended June 30, 2011 represented employee severance and benefit costs for workforce reductions and termination costs associated with non-essential equipment contracts assumed in the Scully acquisition.

	Three months ended June 30,		Six months ended June 30,		Change 2012/2011
	2012	2011	2012	2011	Three Months	Six Months
	(Dollars in thousands)
Provision for income taxes	$27,002	34,096	$39,824	51,849	(21)%	(23)%
Effective tax rate from continuing operations	36.6%	45.5%	32.8%	43.7%

Our effective income tax rate from continuing operations for the second quarter of 2012 was 36.6% compared with 45.5% in the same period of the prior year. The effective tax rate in the second quarter of 2011 was negatively impacted by a tax law change in Michigan, which increased the provision for income taxes by $5.4 million and our effective rate by 7.1%. The decrease in the effective income tax rate from continuing operations also reflects a higher proportionate amount of earnings in lower rate jurisdictions.

Our effective income tax rate from continuing operations for the six months ended June 30, 2012 was 32.8% compared with 43.7% in the same period of the prior year. The effective rate from continuing operations in the first half of 2012 was favorably impacted by a tax benefit of $5.0 million or 4.1% of earnings before tax relating to the favorable resolution of a tax item from prior periods and a higher proportionate amount of earnings in lower rate jurisdictions. The effective rate from continuing operations in the first half of 2011 was negatively impacted by tax law changes in the States of Michigan and Illinois. For the first half of 2011, these tax law changes increased our provision for income taxes by $6.6 million and our effective rate by 5.5%.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands)
Loss from discontinued operations, net of tax	$(44)	(881)	$(599)	(1,613)

Refer to Note (D), “Discontinued Operations,” in the Notes to Consolidated Condensed Financial Statements for a discussion of losses from discontinued operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended June 30,		Six months ended June 30,		Change 2012/2011
	2012	2011	2012	2011	Three Months	Six Months
	(Dollars in thousands)
Revenue:
Fleet Management Solutions	$1,100,905	1,064,510	$2,172,296	2,044,626	3%	6%
Supply Chain Solutions	570,254	539,977	1,142,167	1,075,737	6%	6%
Eliminations	(107,299)	(91,143)	(214,327)	(181,643)	18%	18%
Total	$1,563,860	1,513,344	$3,100,136	2,938,720	3%	5%
Operating Revenue:
Fleet Management Solutions	$830,864	778,882	$1,623,607	1,497,893	7%	8%
Supply Chain Solutions	485,709	456,784	970,335	909,461	6%	7%
Eliminations	(49,963)	(43,660)	(98,408)	(86,278)	14%	14%
Total	$1,266,610	1,192,006	$2,495,534	2,321,076	6%	8%
EBT:
Fleet Management Solutions	$76,651	71,476	$127,334	113,852	7%	12%
Supply Chain Solutions	30,401	27,777	52,272	47,952	9%	9%
Eliminations	(7,246)	(6,529)	(13,727)	(11,433)	11%	20%
	99,806	92,724	165,879	150,371	8%	10%
Unallocated Central Support Services	(11,193)	(11,169)	(20,699)	(19,911)	—%	4%
Non-service pension costs	(7,702)	(4,818)	(15,706)	(9,345)	60%	68%
Restructuring and other charges, net and other items	(7,142)	(1,727)	(8,007)	(2,495)	NM	NM
Earnings from continuing operations before income taxes	$73,769	75,010	$121,467	118,620	(2)%	2%

As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Earnings Before Taxes” (EBT) from continuing operations, which includes an allocation of Central Support Services (CSS), and excludes non-service pension costs, restructuring and other charges, net, as described in Note (G), “Restructuring and Other Charges, and excludes the item discussed in Note (R), "Other Items Impacting Comparability," in the Notes to Consolidated Condensed Financial Statements. CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal and corporate communications. In 2012, the EBT measurement was adjusted to exclude the non-service components of pension costs in order to more accurately reflect the operating performance of the business segments. All prior period segment results have been recast to present results on a comparable basis. This change had no impact on our consolidated results.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

 The following table provides a reconciliation of items excluded from our segment EBT measure to their classification within our Consolidated Condensed Statements of Comprehensive Income:

	Consolidated Condensed Statements of Comprehensive Income Line Item	Three months ended June 30,		Six months ended June 30,
Description		2012	2011	2012	2011
		(In thousands)
Restructuring and other charges, net	Restructuring (1)	$(7,142)	—	$(8,007)	(768)
Non-service pension costs	SG&A	(7,702)	(4,818)	(15,706)	(9,345)
Acquisition-related transactions costs (2)	SG&A	—	(1,727)	—	(1,727)
		$(14,844)	(6,545)	$(23,713)	(11,840)
 ————————————

(1)	Restructuring refers to “Restructuring and Other Charges, net” on our Consolidated Condensed Statements of Comprehensive Income.

(2)	See Note (R), "Other Items Impacting Comparability," for additional information.

Fleet Management Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2012/2011
	2012	2011	2012	2011	Three Months	Six Months
	(Dollars in thousands)
Full service lease	$521,491	494,720	$1,032,049	978,030	5%	6%
Contract maintenance	46,460	45,632	93,479	89,464	2	4
Contractual revenue	567,951	540,352	1,125,528	1,067,494	5	5
Contract-related maintenance	46,529	40,889	93,035	79,829	14	17
Commercial rental	198,728	180,041	369,976	315,698	10	17
Other	17,656	17,600	35,068	34,872	—	1
Operating revenue (1)	830,864	778,882	1,623,607	1,497,893	7	8
Fuel services revenue	270,041	285,628	548,689	546,733	(5)	—
Total revenue	$1,100,905	1,064,510	$2,172,296	2,044,626	3%	6%

Segment EBT	$76,651	71,476	$127,334	113,852	7%	12%
Segment EBT as a % of total revenue	7.0%	6.7%	5.9%	5.6%	30 bps	30 bps
Segment EBT as a % of operating revenue (1)	9.2%	9.2%	7.8%	7.6%	- bps	20 bps
 ————————————

(1)
We use operating revenue and EBT as a percent of operating revenue, non-GAAP financial measures, to evaluate the operating performance of our FMS business segment and as a measure of sales activity. Fuel services revenue, which is directly impacted by fluctuations in market fuel prices, is excluded from our operating revenue computation as fuel is largely a pass-through to customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by rapid changes in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs.

Total revenue increased 3% in the second quarter of 2012 to $1.10 billion. Operating revenue (revenue excluding fuel) increased 7% in the second quarter of 2012 to $830.9 million. For the first half of 2012, total revenue increased 6% to $2.17 billion. Operating revenue (revenue excluding fuel) increased 8% in the first half of 2012 to $1.62 billion. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three Months Ended		Six months ended
	June 30, 2012		June 30, 2012
	Total	Operating	Total	Operating
Organic including price and volume	3%	5%	3%	5%
Acquisitions	2	3	3	4
FMS fuel	(1)	—	—	—
Foreign exchange	(1)	(1)	—	(1)
Total increase	3%	7%	6%	8%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Full service lease revenue increased 5% in the second quarter of 2012 and 6% in the first half of 2012 reflecting higher prices on replacement vehicles, organic fleet growth and the impact of the Hill Hire acquisition, which closed on June 8, 2011. The higher pricing on new and replacement vehicles was driven by higher costs on new engine technology. We expect favorable full service lease comparisons throughout the year primarily due to organic growth; however, the growth rate will be lower as we acquired Hill Hire in June of 2011. Commercial rental revenue increased 10% in the second quarter of 2012 and 17% in the first half of 2012 reflecting acquisitions and higher pricing (up 6% in the second quarter and 3% in the first half of the year). Results in the second quarter of 2012 were partially offset by lower commercial rental demand in North America. We expect favorable commercial rental revenue comparisons throughout the year however at a lower rate due to lower demand. Fuel services revenue decreased 5% in the second quarter of 2012 due to lower prices passed through to customers and fewer gallons sold. Fuel services revenue was flat in the first half of 2012 as higher prices passed through to customers were offset by fewer gallons sold.

The following table provides commercial rental statistics on our global fleet:

	Three months ended June 30,		Six months ended June 30,		Change 2012/2011
	2012	2011	2012	2011	Three Months	Six Months
	(Dollars in thousands)
Rental revenue from non-lease customers	$116,174	113,997	$207,926	196,210	2%	6%
Rental revenue from lease customers (1)	$82,554	66,044	$162,050	119,488	25%	36%
Average commercial rental power fleet size — in service (2), (3)	31,000	28,200	30,400	26,300	10%	16%
Commercial rental utilization — power fleet	75.0%	78.7%	72.0%	75.8%	(370) bps	(380) bps
  ————————————

(1)	Represents revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.

(2)	Number of units rounded to nearest hundred and calculated using quarterly average unit counts.

(3)	Fleet size excluding trailers.

FMS EBT increased 7% in the second quarter of 2012 to $76.7 million primarily due to lower management incentive-based compensation, the impact of the Hill Hire acquisition and organic growth of the lease fleet partially offset by lower rental performance. Acquisitions increased FMS EBT by 8%. Although pricing increased, commercial rental performance decreased 8% as a result of lower utilization on a 17% larger average fleet (5% excluding acquisitions). Used vehicle sales results improved primarily due to stronger volumes on 13% higher pricing, partially offset by increased carrying costs on a larger inventory.

FMS EBT increased 12% in the first half of 2012 to $127.3 million primarily due to the impact of the Hill Hire acquisition, lower management incentive-based compensation and improved used vehicle sales results partially offset by lower commercial rental results. Acquisitions increased FMS EBT by 12%. Commercial rental performance decreased 3% as a result of lower utilization on a 23% larger average fleet (9% excluding acquisitions). Used vehicle sales results improved primarily due to stronger volumes on 12% higher pricing, partially offset by increased carrying costs on a larger inventory.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):

				Change
	June 30, 2012	December 31, 2011	June 30, 2011	Jun 2012/Dec. 2011	Jun 2012/Jun. 2011
End of period vehicle count
By type:
Trucks (1)	70,500	68,400	68,000	3%	4%
Tractors (2)	58,700	55,700	54,000	5	9
Trailers (3), (4)	43,400	43,300	43,300	—	—
Other	2,200	2,500	2,800	(12)	(21)
Total	174,800	169,900	168,100	3%	4%

By ownership:
Owned	170,100	166,500	164,600	2%	3%
Leased	4,700	3,400	3,500	38	34
Total	174,800	169,900	168,100	3%	4%

By product line:
Full service lease (4)	121,600	121,000	119,600	—%	2%
Commercial rental (4)	41,100	39,600	40,500	4	1
Service vehicles and other	2,900	3,000	3,000	(3)	(3)
Active units	165,600	163,600	163,100	1	2
Held for sale (4)	9,200	6,300	5,000	46	84
Total	174,800	169,900	168,100	3%	4%

Customer vehicles under contract maintenance	35,800	35,300	32,900	1%	9%

Total vehicles under service	210,600	205,200	201,000	3%	5%

Quarterly average vehicle count
By product line:
Full service lease	121,700	120,300	113,100	1%	8%
Commercial rental	41,400	39,800	35,400	4	17
Service vehicles and other	3,000	3,000	2,900	—	3
Active units	166,100	163,100	151,400	2	10
Held for sale	9,000	5,700	4,900	58	84
Total	175,100	168,800	156,300	4%	12%

Customer vehicles under contract maintenance	35,500	35,100	33,200	1%	7%

Year-to-date average vehicle count
By product line:
Full service lease	121,600	116,200	112,300	5%	8%
Commercial rental	41,000	36,600	33,200	12	23
Service vehicles and other	3,000	2,900	2,800	3	7
Active units	165,600	155,700	148,300	6	12
Held for sale	8,200	5,200	5,000	58	64
Total	173,800	160,900	153,300	8%	13%

Customer vehicles under contract maintenance	35,700	34,100	33,200	5%	8%
 ———————————

(1)	Generally comprised of Class 1 through Class 6 type vehicles with a Gross Vehicle Weight (GVW) up to 26,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Classes 7 and 8 type vehicles with a GVW of over 26,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.

(4)
June 30, 2012 and December 31, 2011 includes 9,300 (6,000 full service lease and 3,300 commercial rental) and 9,500 (6,100 full service lease and 3,400 commercial rental), respectively, of trailers acquired as part of the Hill Hire acquisition.

NOTE: Amounts were computed using a 6-point average based on monthly information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a breakdown of our non-revenue earning equipment included in our global fleet count (number of units rounded to nearest hundred):

				Change
	June 30, 2012	December 31, 2011	June 30, 2011	Jun. 2012/ Dec. 2011	Jun. 2012/ Jun. 2011
Not yet earning revenue (NYE)	2,600	2,600	1,500	—%	73%
No longer earning revenue (NLE):
Units held for sale	9,200	6,300	5,000	46	84
Other NLE units	3,100	2,600	2,100	19	48
Total	14,900	11,500	8,600	30%	73%

NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NYE units increased compared to June 30, 2011 primarily reflecting the replacement and growth of the lease fleet. NLE units represent vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. NLE units increased compared to both year-end and June 30, 2011 reflecting outservicing of the rental fleet and increased lease replacement activity. We expect NLE levels to continue at the current level throughout the year as lease replacement activity continues.

Supply Chain Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2012/2011
	2012	2011	2012	2011	Three Months	Six Months
	(Dollars in thousands)
Operating revenue:
Automotive	$141,944	107,751	$281,658	230,478	32%	22%
High-Tech	77,982	85,405	158,324	165,821	(9)	(5)
Retail & CPG	177,535	176,057	356,299	343,128	1	4
Industrial and other	88,248	87,571	174,054	170,034	1	2
Total operating revenue (1)	485,709	456,784	970,335	909,461	6	7
Subcontracted transportation	84,545	83,193	171,832	166,276	2	3
Total revenue	$570,254	539,977	$1,142,167	1,075,737	6%	6%

Segment EBT	$30,401	27,777	$52,272	47,952	9%	9%
Segment EBT as a % of total revenue	5.3%	5.1%	4.6%	4.5%	20 bps	10 bps
Segment EBT as a % of operating revenue (1)	6.3%	6.1%	5.4%	5.3%	20 bps	10 bps
Memo:
Dedicated services total revenue	$327,045	285,980	$655,390	573,905	14%	14%
Dedicated services operating revenue (2)	$283,866	249,365	$565,942	498,996	14%	13%
Average fleet	11,600	11,100	$11,500	11,000	5%	5%
Fuel costs (3)	$63,797	55,086	$130,611	108,870	16%	20%
  ————————————

(1)
In SCS transportation management arrangements, we may act as a principal or as an agent in purchasing transportation on behalf of our customer. We record revenue on a gross basis when acting as principal and we record revenue on a net basis when acting as an agent. As a result, total revenue may fluctuate depending on our role in subcontracted transportation arrangements yet our profitability remains unchanged as we typically realize minimal profitability from subcontracting transportation. We deduct subcontracted transportation expense from SCS total revenue to arrive at SCS operating revenue, and from dedicated services total revenue to arrive at dedicated services operations revenue. We use operating revenue and EBT as a percent of operating revenue, non-GAAP financial measures, to evaluate the operating performance of our SCS business segment and as a measure of sales activity and profitability.

(2)
Operating revenue excludes dedicated subcontracted transportation as follows: $43.2 million and $36.6 million for the three months ended June 30, 2012 and 2011, respectively, and $89.4 million and $74.9 million for the six months ended June 30, 2012 and 2011, respectively.

(3)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Total revenue increased 6% in the second quarter of 2012 to $570.3 million. Operating revenue (revenue excluding subcontracted transportation) increased 6% in the second quarter of 2012 to $485.7 million. For the first half of 2012, total revenue increased 6% to $1.14 billion and operating revenue increased 7% to $970.3 million. Revenue growth was largely driven by higher volumes and new business in the automotive sector. The second quarter of 2011 reflects the impact of automotive production cuts related to the natural disasters in Japan. Total and operating revenue in the second quarter and first half of 2012 also reflects increased dedicated contract carriage activity. We expect favorable revenue comparisons to continue throughout the year due to higher overall customer volumes and new business. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended June 30, 2012		Six months ended June 30, 2012
	Total	Operating	Total	Operating
Organic including price and volume	5%	5%	3%	5%
Subcontracted transportation	1	—	1	—
Fuel cost pass-throughs	2	2	2	2
Acquisitions	—	—	1	1
Foreign exchange	(2)	(1)	(1)	(1)
Total increase	6%	6%	6%	7%

SCS EBT increased 9% in the second quarter of 2012 to $30.4 million and increased 9% in the first half of 2012 to $52.3 million due to higher operating revenue. The improved performance was partially offset by unusually high medical benefit costs of $2.8 million in the second quarter of 2012. Improved SCS earnings reflect the 2011 automotive production cuts related to the natural disasters in Japan, which lowered earnings in the year-earlier period by approximately $2.7 million.

Central Support Services

	Three months ended June 30,		Six months ended June 30,		Change 2012/2011
	2012	2011	2012	2011	Three Months	Six Months
	(Dollars in thousands)
Human resources	$5,306	4,700	$10,691	9,357	13%	14%
Finance	13,064	12,168	25,877	24,404	7	6
Corporate services and public affairs	3,582	3,459	6,929	6,609	4	5
Information technology	14,141	15,028	30,081	30,420	(6)	(1)
Health and safety	1,922	1,885	4,037	3,493	2	16
Other	10,688	14,149	19,654	22,424	(24)	(12)
Total CSS	48,703	51,389	97,269	96,707	(5)	1
Allocation of CSS to business segments	(37,510)	(40,220)	(76,570)	(76,796)	7	—
Unallocated CSS	$11,193	11,169	$20,699	19,911	—%	4%

Total CSS costs decreased 5% in the second quarter of 2012 to $48.7 million due to lower management incentive-based compensation. Total CSS costs increased 1% in the first half of 2012 to $97.3 million due to higher salaries and employee related costs from increased headcount. Unallocated CSS increased 4% in the first half of 2012 to $20.7 million primarily due to higher professional services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows

The following is a summary of our cash flows from operating, financing and investing activities from continuing operations:

	Six months ended June 30,
	2012	2011
	(In thousands)
Net cash provided by (used in):
Operating activities	$472,021	472,793
Financing activities	322,046	433,489
Investing activities	(825,047)	(990,495)
Effect of exchange rate changes on cash	1,216	2,862
Net change in cash and cash equivalents	$(29,764)	(81,351)

A detail of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.

Cash provided by operating activities from continuing operations decreased to $472.0 million in the six months ended June 30, 2012 compared with $472.8 million in 2011 because higher incentive-based compensation payments and pension contributions were partially offset by higher cash-based earnings. The 2012 higher incentive compensation payments were made subsequent to approval from our Board of Directors in February based on 2011 performance. Cash provided by financing activities decreased to $322.0 million in the six months ended June 30, 2012 compared to $433.5 million in 2011 due to the use of alternative sources of funding in 2012 (sale-leaseback transaction) and the timing of medium term note issuances compared to the prior year. Cash used in investing activities decreased to $825.0 million in the six months ended June 30, 2012 compared with $990.5 million in 2011 due to lower acquisition-related payments and proceeds from the sale-leaseback transaction partially offset by higher full service lease vehicle spending.

We refer to the sum of operating cash flows, proceeds from the sales of revenue earning equipment and operating property and equipment, collections on direct finance leases, sale and leaseback of revenue earning equipment, and other investing cash inflows from continuing operations as “total cash generated.” We refer to the net amount of cash generated from operating and investing activities (excluding changes in restricted cash and acquisitions) from continuing operations as “free cash flow.” Although total cash generated and free cash flow are non-GAAP financial measures, we consider them to be important measures of comparative operating performance. We also believe total cash generated to be an important measure of total cash inflows generated from our ongoing business activities. We believe free cash flow provides investors with an important perspective on the cash available for debt service and for shareholders after making capital investments required to support ongoing business operations. Our calculation of free cash flow may be different from the calculation used by other companies and therefore comparability may be limited.

The following table shows the sources of our free cash flow computation:

	Six months ended June 30,
	2012	2011
	(In thousands)
Net cash provided by operating activities from continuing operations	$472,021	472,793
Sales of revenue earning equipment	194,907	136,578
Sales of operating property and equipment	4,381	6,180
Collections on direct finance leases	32,586	30,046
Sale and leaseback of revenue earning equipment	130,184	—
Total cash generated	834,079	645,597
Purchases of property and revenue earning equipment	(1,203,985)	(817,377)
Free cash flow	$(369,906)	(171,780)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Free cash flow decreased $198.1 million to negative $369.9 million in 2012 primarily due to higher vehicle spending. We expect our full year free cash flow in 2012 to be negative $300 million compared to our previous forecast of negative $430.0 million primarily due to the sale-leaseback transaction completed in the second quarter of 2012. Refer to the section titled "Off-Balance Sheet Arrangements" for further discussion on the 2012 sale-leaseback transaction.

The following table provides a summary of capital expenditures:

	Six months ended June 30,
	2012	2011
	(In thousands)
Revenue earning equipment: (1)
Full service lease	$785,827	327,497
Commercial rental	499,553	517,692
	1,285,380	845,189
Operating property and equipment	31,595	35,059
Total capital expenditures	1,316,975	880,248
Changes in accounts payable related to purchases of revenue earning equipment	(112,990)	(62,871)
Cash paid for purchases of property and revenue earning equipment	$1,203,985	817,377
  ————————————

(1)
Capital expenditures exclude non-cash additions of approximately $0.6 million and $1.2 million during the six months ended June 30, 2012 and 2011, respectively, in assets held under capital leases resulting from the extension of existing operating leases and other additions.

Capital expenditures (accrual basis) increased 50% in the six months ended June 30, 2012 to $1.32 billion reflecting investments to fulfill contractual sales made to customers renewing and growing their full service lease fleets with us. We anticipate full-year 2012 accrual basis capital expenditures to be consistent with our previous forecast of $2.15 billion.

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

Our debt ratings and rating outlooks at June 30, 2012 were as follows:

	Short- term		Long- term
	Rating	Outlook	Rating	Outlook
Moody’s Investors Service	P2	Stable	Baa1	Stable
Standard & Poor’s Ratings Services	A2	Stable	BBB+	CreditWatch Negative
Fitch Ratings	F2	Stable	A-	Stable

We believe that our operating cash flows, together with our access to commercial paper markets and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future. However, there can be no assurance that unanticipated volatility and disruption in commercial paper markets would not impair our ability to access these markets on terms commercially acceptable to us or at all. If we cease to have access to commercial paper and other sources of unsecured borrowings, we would meet our liquidity needs by drawing upon contractually committed lending

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

agreements as described below and/or by seeking other funding sources.

At June 30, 2012, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$269
Trade receivables program	$175

We have a $900 million global revolving credit facility with a syndicate of twelve lending institutions which matures in June 2016 and is used primarily to finance working capital and provide support for the issuance of unsecured commercial paper in the U.S. and Canada. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth, of less than or equal to 300%. Net worth, as defined in the credit facility, excludes from shareholders' equity any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at June 30, 2012 was 189%.

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
On February 25, 2010, Ryder filed an automatic shelf registration statement on Form S-3 with the SEC. The registration is for an indeterminate number of securities and is effective for three years. Under this universal shelf registration statement, we have the capacity to offer and sell from time to time various types of securities, including common stock, preferred stock and debt securities, subject to market demand and ratings status. Refer to Note (M), “Debt,” in the Notes to Consolidated Condensed Financial Statements for further discussion around the global revolving credit facility, the trade receivables program, the issuance of medium-term notes under this shelf registration statement and debt maturities.
The following table shows the movements in our debt balance:

	Six months ended June 30,
	2012	2011
	(In thousands)
Debt balance at January 1	$3,382,145	2,747,002
Cash-related changes in debt:
Net change in commercial paper borrowings	187,935	163,395
Proceeds from issuance of medium-term notes	349,444	699,244
Proceeds from issuance of other debt instruments	28,556	2,298
Retirement of medium term notes	(200,000)	(375,000)
Other debt repaid, including capital lease obligations	(5,324)	(1,450)
Net change from discontinued operations	—	27
	360,611	488,514
Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	(1,952)	1,012
Addition of capital lease obligations	616	1,153
Changes in foreign currency exchange rates and other non-cash items	4,228	4,100
Total changes in debt	363,503	494,779
Debt balance at June 30	$3,745,648	3,241,781

In accordance with our funding philosophy, we attempt to balance the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25% to 45% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total obligations (including notional value of swap agreements) was 41% and 40% at June 30, 2012 and December 31, 2011, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Ryder’s leverage ratios and a reconciliation of on-balance sheet debt to total obligations were as follows:

	June 30, 2012	% to Equity	December 31, 2011	% to Equity
	(Dollars in thousands)
On-balance sheet debt	$3,745,648	271%	3,382,145	257%
Off-balance sheet debt—PV of minimum lease payments and guaranteed residual values under operating leases for vehicles (1)	179,615		63,960
Total obligations	$3,925,263	284%	3,446,105	261%
 ————————————

(1)	Present value (PV) does not reflect payments Ryder would be required to make if we terminated the related leases prior to the scheduled expiration dates.

On-balance sheet debt to equity consists of balance sheet debt divided by total equity. Total obligations to equity represents balance sheet debt plus the present value of minimum lease payments and guaranteed residual values under operating leases for vehicles, discounted based on our incremental borrowing rate at lease inception, all divided by total equity. Although total obligations is a non-GAAP financial measure, we believe that total obligations is useful as it provides a more complete analysis of our existing financial obligations and helps better assess our overall leverage position. Our leverage ratios increased in 2012 due to increased capital spending for the full service lease fleet.

Off-Balance Sheet Arrangements

We periodically enter into sale-leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions. In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense. These leases contain limited guarantees by us of the residual values of the leased vehicles (residual value guarantees) that are generally conditioned upon disposal of the leased vehicles prior to the end of their lease term. The amount of future payments for residual value guarantees will depend on the market for used vehicles and the condition of the vehicles at time of disposal. In June of 2012, we completed a sale-leaseback transaction of revenue earning equipment with third parties not deemed to be VIEs and this transaction qualified for off-balance sheet treatment. Proceeds from the sale-leaseback transaction totaled $130.2 million. We did not enter into any sale-leaseback transactions during 2011.

Pension Information

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. In 2012, we expect to contribute approximately $81 million to our pension plans. During the six months ended June 30, 2012, we contributed $39.9 million to our pension plans. Changes in interest rates and the market value of the securities held by the plans during 2012 could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and contributions in 2012 and beyond. See Note (Q), “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.

On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (the "Act") was passed, which includes a provision aimed at stabilizing the interest rates used to calculate plan liabilities for pension funding purposes. Although we are currently evaluating the impact of this legislation, we do not believe that there will be any impact to our expected pension contributions in 2012. The legislation is expected to reduce our pension contributions beginning in 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Share Repurchases and Cash Dividends

See Note (P), “Share Repurchase Programs,” in the Notes to Consolidated Condensed Financial Statements for a discussion of share repurchases.

In May 2012, our Board of Directors declared a quarterly cash dividend of $0.29 per share of common stock. In July 2012, our Board of Directors declared a quarterly cash dividend of $0.31. This dividend reflects a $0.02 increase from the $0.29 quarterly cash dividend we have been paying since September of 2011.

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q includes information extracted from consolidated condensed financial information but not required by generally accepted accounting principles (GAAP) to be presented in the financial statements. Certain of this information are considered “non-GAAP financial measures” as defined by SEC rules. Specifically, we refer to comparable earnings from continuing operations before taxes, comparable earnings from continuing operations, comparable EPS from continuing operations, operating revenue, FMS operating revenue, FMS EBT as a % of operating revenue, SCS operating revenue, SCS EBT as a % of operating revenue, dedicated services operating revenue, total cash generated, free cash flow, total obligations and total obligations to equity. We provide a reconciliation of each of these non-GAAP financial measures to the most comparable GAAP measure and an explanation why management believes that presentation of the non-GAAP financial measure provides useful information to investors within the management's discussion and analysis and in the table below. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP.

The following table provides a reconciliation of total revenue to operating revenue which was not provided within the MD&A discussion:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands)
Total revenue	1,563,860	1,513,344	3,100,136	2,938,720
FMS fuel services and SCS subcontracted transportation (1)	(354,586)	(368,821)	(720,521)	(713,009)
Fuel eliminations	57,336	47,483	115,919	95,365
Operating revenue	$1,266,610	1,192,006	$2,495,534	2,321,076
  ————————————

(1)	Includes intercompany fuel sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FORWARD-LOOKING STATEMENTS

Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:

•
our expectations as to anticipated revenue and earnings in each business segment as well as future economic conditions and market demand, including demand and revenue in full service lease, and commercial rental as well as the impact of overall freight volume and new business on SCS revenue;

•	our expectations of the long-term residual values of revenue earning equipment;

•	our ability to sell certain revenue earning vehicles throughout the year;

•	the anticipated levels of NLE vehicles in inventory throughout the year;

•	our expectations of free cash flow, operating cash flow and capital expenditures for the remainder of 2012;

•
the adequacy of our accounting estimates and reserves for pension expense, employee benefit plan obligations, depreciation and residual value guarantees, restructuring, accounting changes and income taxes;

•	the adequacy of our fair value estimates of employee incentive awards under our share-based compensation plans, contingent consideration, total debt and other debt;

•	our beliefs regarding the default risk of our direct financing lease receivables

•	our ability to fund all of our operating, investing and financial needs for the foreseeable future through internally generated funds and outside funding sources;

•	the anticipated impact of foreign exchange rate movements;

•	the anticipated impact of fuel price fluctuations;

•	our expectations as to return on pension plan assets, future pension expense, estimated contributions and the impact of recently enacted legislation on our contributions;

•	our expectations regarding the completion and ultimate resolution of tax audits;

•	our expectations regarding the scope, anticipated outcomes and the adequacy of our loss provisions with respect to certain claims, proceedings and lawsuits;

•	the anticipated deferral of tax gains on disposal of eligible revenue earning equipment pursuant to our vehicle like-kind exchange program;

•	our ability to access commercial paper and other available debt financing in the capital markets;

•	our expectations regarding the future use and availability of funding sources; and

•	the anticipated timing of and savings from our recently implemented workforce reduction actions.

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

•	Decrease in freight demand or setbacks in the recent recovery of the freight recession which would impact both our transactional and variable-based contractual business

•	Changes in our customers’ operations, financial condition or business environment that may limit their need for, or ability to purchase, our services

•	Increases or decreases in market demand affecting the commercial rental market

•	Fluctuations in market demand on the sale of used vehicles impacting our pricing and our anticipated proportion of retail versus wholesale sales

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

•	Volatility in automotive and high-tech volumes and shifting customer demand in the automotive and high-tech industries

•	Changes in current financial, tax or regulatory requirements that could negatively impact the leasing market

•	Competition:

•	Advances in technology may require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments

•	Competition from other service providers, some of which have greater capital resources or lower capital costs, or from our customers, who may choose to provide services themselves

•	Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources

•	Our inability to maintain current pricing levels due to economic conditions, demand for services, customer acceptance or competition

•	Profitability:

•	Our inability to obtain adequate profit margins for our services

•	Lower than expected sales volumes or customer retention levels

•	Our inability to integrate acquisitions as projected, achieve planned synergies, anticipate costs and liabilities or retain customers of companies we acquire

•	Lower full service lease sales activity

•	Loss of key customers in our SCS business segments

•	Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis

•	The inability of our legacy information technology systems to provide timely access to data

•	Sudden changes in fuel prices and fuel shortages

•	Higher prices for vehicles, diesel engines and fuel as a result of exhaust emissions standards enacted over the last few years

•	Lower than expected maintenance costs associated with a younger fleet and better than anticipated execution of our maintenance initiatives

•	Our inability to successfully implement our asset management initiatives

•	Our key assumptions and pricing structure of our SCS contracts prove to be invalid

•	Increased unionizing, labor strikes, work stoppages and driver shortages

•	Difficulties in attracting and retaining drivers due to driver shortages, which may result in higher costs to procure drivers and higher turnover rates affecting our customers

•	Our inability to manage our cost structure

•	Unexpected savings resulting from our company-wide savings initiatives

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

•	Our inability to limit our exposure for customer claims

•	Unfavorable or unanticipated outcomes in legal proceedings

•	Financing Concerns:

•	Higher borrowing costs and possible decreases in available funding sources caused by an adverse change in our debt ratings

•	Unanticipated interest rate and currency exchange rate fluctuations

•	Negative funding status of our pension plans caused by lower than expected returns on invested assets and unanticipated changes in interest rates

•	Withdrawal liability as a result of our participation in multi-employer plans

•	Instability in U.S. and worldwide credit markets, resulting in higher borrowing costs and/or reduced access to credit

•	Accounting Matters:

•	Impact of unusual items resulting from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and our organizational structure

•	Reductions in residual values or useful lives of revenue earning equipment

•	Increases in compensation levels, retirement rate and mortality resulting in higher pension expense; regulatory changes affecting pension estimates, accruals and expenses

•	Increases in healthcare costs resulting in higher insurance costs

•	Changes in accounting rules, assumptions and accruals

•	Impact of actual insurance claim and settlement activity compared to historical loss development factors used to project future development

•	Other risks detailed from time to time in our SEC filings

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the second quarter of 2012, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the second quarter of 2012, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls over Financial Reporting

During the six months ended June 30, 2012, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended June 30, 2012:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program (2)
April 1 through April 30, 2012	61,100	$51.01	56,000	1,720,800
May 1 through May 31, 2012	181,594	45.51	177,500	1,543,300
June 1 through June 30, 2012	1,150	40.30	—	1,543,300
Total	243,844	$46.86	233,500

 ————————————

(1)
During the three months ended June 30, 2012, we purchased an aggregate of 10,344 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

(2)
In December 2011, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2011 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company’s various employee stock, stock option and employee stock purchase plans from December 1, 2011 through December 13, 2013. The December 2011 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management established prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2011 program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended June 30, 2012, we repurchased and retired 233,500 shares under this program at an aggregate cost of $10.9 million.

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

RYDER SYSTEM, INC.
(Registrant)

Date: July 24, 2012	By:	/s/ Art A. Garcia
Art A. Garcia
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: July 24, 2012	By:	/s/ Cristina A. Gallo-Aquino
Cristina A. Gallo-Aquino
Vice President and Controller (Principal Accounting Officer)