Form 10-Q
period 2012-09-30
RYDER SYSTEM INC
filed 2012-10-23
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
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

The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at September 30, 2012 was 51,112,478.

1

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Lease and rental revenues	$693,912	675,288	$2,007,393	1,889,420
Services revenue	667,399	669,925	2,021,284	1,943,145
Fuel services revenue	211,984	225,507	644,754	676,875
Total revenues	1,573,295	1,570,720	4,673,431	4,509,440

Cost of lease and rental	481,240	461,756	1,414,456	1,299,467
Cost of services	557,495	554,853	1,697,773	1,626,334
Cost of fuel services	207,689	223,339	632,599	665,750
Other operating expenses	32,966	30,268	100,881	95,071
Selling, general and administrative expenses	183,713	200,096	568,027	568,373
Gains on vehicle sales, net	(23,147)	(18,270)	(67,684)	(46,277)
Interest expense	34,879	32,745	105,266	100,138
Miscellaneous income, net	(1,424)	(1,722)	(7,245)	(6,459)
Restructuring and other charges, net	74	—	8,081	768
	1,473,485	1,483,065	4,452,154	4,303,165
Earnings from continuing operations before income taxes	99,810	87,655	221,277	206,275
Provision for income taxes	35,499	30,722	75,323	82,571
Earnings from continuing operations	64,311	56,933	145,954	123,704
Earnings (loss) from discontinued operations, net of tax	10,780	(409)	10,181	(2,022)
Net earnings	$75,091	56,524	$156,135	121,682

Earnings (loss) per common share — Basic
Continuing operations	$1.26	1.11	$2.86	2.41
Discontinued operations	0.21	(0.01)	0.20	(0.04)
Net earnings	$1.47	1.10	$3.06	2.37

Earnings (loss) per common share — Diluted
Continuing operations	$1.26	1.10	$2.84	2.39
Discontinued operations	0.21	—	0.20	(0.04)
Net earnings	$1.47	1.10	$3.04	2.35

Comprehensive income	$105,059	6,106	$198,712	101,384

Cash dividends declared per common share	$0.31	0.29	$0.89	0.83

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	September 30, 2012	December 31, 2011
	(Dollars in thousands, except per share amount)
Assets:
Current assets:
Cash and cash equivalents	$95,687	104,572
Receivables, net	784,121	754,644
Inventories	67,113	65,912
Prepaid expenses and other current assets	132,085	163,045
Total current assets	1,079,006	1,088,173
Revenue earning equipment, net of accumulated depreciation of $3,499,462 and $3,462,359, respectively	5,669,409	5,049,671
Operating property and equipment, net of accumulated depreciation of $952,543 and $911,717, respectively	620,957	624,180
Goodwill	384,477	377,306
Intangible assets	82,432	84,820
Direct financing leases and other assets	423,339	393,685
Total assets	$8,259,620	7,617,835

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$443,629	274,366
Accounts payable	422,791	391,827
Accrued expenses and other current liabilities	467,413	507,630
Total current liabilities	1,333,833	1,173,823
Long-term debt	3,444,461	3,107,779
Other non-current liabilities	822,002	896,587
Deferred income taxes	1,181,425	1,121,493
Total liabilities	6,781,721	6,299,682

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, September 30, 2012 or December 31, 2011	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, September 30, 2012 — 51,112,478; December 31, 2011 — 51,143,946	25,556	25,572
Additional paid-in capital	793,865	769,383
Retained earnings	1,183,066	1,090,363
Accumulated other comprehensive loss	(524,588)	(567,165)
Total shareholders’ equity	1,477,899	1,318,153
Total liabilities and shareholders’ equity	$8,259,620	7,617,835
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings	$156,135	121,682
Less: Earnings (loss) from discontinued operations, net of tax	10,181	(2,022)
Earnings from continuing operations	145,954	123,704
Depreciation expense	698,516	645,261
Gains on vehicle sales, net	(67,684)	(46,277)
Share-based compensation expense	14,186	12,637
Amortization expense and other non-cash charges, net	37,025	27,971
Deferred income tax expense	67,191	68,154
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(12,311)	(104,520)
Inventories	(836)	(4,869)
Prepaid expenses and other assets	2,457	(18,725)
Accounts payable	(1,827)	20,287
Accrued expenses and other non-current liabilities	(115,146)	58,680
Net cash provided by operating activities from continuing operations	767,525	782,303

Cash flows from financing activities from continuing operations:
Net change in commercial paper borrowings	(46,485)	(101,964)
Debt proceeds	745,755	966,399
Debt repaid, including capital lease obligations	(229,042)	(417,955)
Dividends on common stock	(45,458)	(42,689)
Common stock issued	18,503	26,213
Common stock repurchased	(26,920)	(51,425)
Excess tax benefits from share-based compensation	986	1,575
Debt issuance costs	(4,513)	(8,016)
Net cash provided by financing activities from continuing operations	412,826	372,138

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(1,694,822)	(1,165,135)
Sales of revenue earning equipment	304,857	216,055
Sale and leaseback of revenue earning equipment	130,184	—
Sales of operating property and equipment	5,088	7,869
Acquisitions	(3,780)	(362,184)
Collections on direct finance leases	51,091	46,136
Changes in restricted cash	19,306	2,821
Net cash used in investing activities from continuing operations	(1,188,076)	(1,254,438)

Effect of exchange rate changes on cash	1,508	3,848
Decrease in cash and cash equivalents from continuing operations	(6,217)	(96,149)

Cash flows from discontinued operations:
Operating cash flows	(2,692)	(910)
Financing cash flows	—	(143)
Investing cash flows	—	—
Effect of exchange rate changes on cash	24	(65)
Decrease in cash and cash equivalents from discontinued operations	(2,668)	(1,118)

Decrease in cash and cash equivalents	(8,885)	(97,267)
Cash and cash equivalents at January 1	104,572	213,053
Cash and cash equivalents at September 30	$95,687	115,786
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Amount	Shares	Par
	(Dollars in thousands, except per share amount)
Balance at December 31, 2011	$—	51,143,946	$25,572	769,383	1,090,363	(567,165)	1,318,153
Components of comprehensive income:
Net earnings	—	—	—	—	156,135	—	156,135
Foreign currency translation adjustments	—	—	—	—	—	31,180	31,180
Unrealized loss related to derivatives	—	—	—	—	—	(7)	(7)
Amortization of pension and postretirement items, net of tax	—	—	—	—	—	13,949	13,949
Change in net actuarial loss, net of tax	—	—	—	—	—	(2,545)	(2,545)
Total comprehensive income							198,712
Common stock dividends declared — $0.89 per share	—	—	—	—	(45,546)	—	(45,546)
Common stock issued under employee stock option and stock purchase plans (1)	—	524,505	262	18,241	—	—	18,503
Benefit plan stock purchases (2)	—	(12,050)	(6)	(571)	—	—	(577)
Common stock repurchases	—	(543,923)	(272)	(8,185)	(17,886)	—	(26,343)
Share-based compensation	—	—	—	14,186	—	—	14,186
Tax benefits from share-based compensation	—	—	—	811	—	—	811
Balance at September 30, 2012	$—	51,112,478	$25,556	793,865	1,183,066	(524,588)	1,477,899
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(A) INTERIM FINANCIAL STATEMENTS

The accompanying unaudited Consolidated Condensed Financial Statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder has a controlling voting interest (“subsidiaries”) and variable interest entities (VIEs) required to be consolidated in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with the accounting policies described in our 2011 Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements and notes thereto. These financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included and the disclosures herein are adequate. The operating results for interim periods are unaudited and are not necessarily indicative of the results that can be expected for a full year.

In the fourth quarter of 2011, we revised our Consolidated Condensed Statements of Comprehensive Income presentation to disaggregate our revenues and direct costs into three categories: lease and rental, services and fuel. Beginning in 2012, we changed our business segments and our primary measure of segment operating performance. Prior to 2012, our business was divided into three business segments: Fleet Management Solutions (FMS), Supply Chain Solutions (SCS), and Dedicated Contract Carriage (DCC). In the first quarter of 2012, the SCS and DCC reportable business segments were combined as a result of aligning our internal reporting with how we operate our business. Our primary measurement of segment operating performance, “Earnings Before Taxes” (EBT) from continuing operations, was changed in 2012 to exclude the non-operating components of pension costs in order to more accurately reflect the operating performance of the business segments. Prior year amounts have been reclassified to conform to the current period presentation.

(B) ACCOUNTING CHANGES

In June 2011, the Financial Accounting Standards Board (FASB) issued accounting guidance on the presentation of comprehensive income. Under this guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance was amended in December 2011 to defer the requirement to present the effects of reclassification adjustments out of accumulated other comprehensive income on the components of net income. We adopted this guidance in the first quarter of 2012 and have presented total comprehensive income in a single continuous statement which contains two sections, net earnings and comprehensive income. This accounting guidance only impacted presentation and did not have an effect on our consolidated financial position, results of operations or cash flows.

(C) ACQUISITIONS

Hill Hire plc — On June 8, 2011, we acquired all of the common stock of Hill Hire plc (Hill Hire), a U.K.-based, full service leasing, rental and maintenance company for a purchase price of $251.5 million, net of cash acquired, all of which was paid in 2011. The acquisition included Hill Hire’s fleet of approximately 8,000 full service lease vehicles and 5,700 rental vehicles, and approximately 400 contractual customers. The acquired fleet included 9,700 trailers. The combined network operates under the Ryder name, complementing our FMS business segment market coverage in the U.K. During 2012, purchase price adjustments totaled $1.8 million and related to adjustments to the fair value of revenue earning equipment and liabilities assumed.

Pro Forma Information — The operating results of Hill Hire have been included in the consolidated condensed financial statements from the date of acquisition. The following table provides the unaudited pro forma revenues, net earnings and earnings per common share for the nine months ended September 30, 2011 as if the results of the Hill Hire acquisition had been included in operations commencing January 1, 2010. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the acquisition been consummated during the period for which the pro forma information is presented, or of future results.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Nine months ended September 30, 2011
(In thousands, except per share amounts)
Revenue — As reported	$4,509,440
Revenue — Pro forma	$4,577,010

Net earnings — As reported	$121,682
Net earnings — Pro forma	$136,754

Net earnings per common share:
Basic — As reported	$2.37
Basic — Pro forma	$2.66

Diluted — As reported	$2.35
Diluted — Pro forma	$2.64

Other Acquisitions— On August 1, 2012, we acquired all of the common stock of Euroway Ltd., a U.K.-based, full service leasing, rental and maintenance company for a purchase price of $2.4 million and assumed capital lease obligations and debt of $20.3 million. Approximately $1.2 million of the stock purchase price has been paid, and the majority of the capital lease obligations have been repaid as of September 30, 2012. The purchase price includes $0.5 million in contingent consideration to be paid to the seller provided certain conditions are met. As of September 30, 2012, the fair value of the contingent consideration has been reflected in "Other non-currrent liabilities" in our Consolidated Condensed Balance Sheet. See Note (N), "Fair Value Measurements," for additional information. The acquisition included Euroway's fleet of approximately 560 full service lease vehicles as well as 800 contract maintenance vehicles. As of September 30, 2012, goodwill and customer relationship intangibles related to the Euroway acquisition were $6.2 million and $2.8 million, respectively. The combined network operates under the Ryder name, complementing our FMS business segment coverage in the U.K.

During 2011, we completed three other acquisitions of full service leasing and fleet service companies, one of which included the assets of the seller’s dedicated contract carriage business. The combined networks operate under the Ryder name, complementing our FMS and SCS business segment market coverage, primarily in the western part of the United States. The purchase price of these acquisitions totaled $113.8 million, of which $1.6 million and $106.6 million was paid during the nine months ended September 30, 2012 and September 30, 2011, respectively. Goodwill and customer relationship intangibles related to these acquisitions totaled $28.4 million and $11.9 million, respectively. The following table provides further information regarding each of these acquisitions:

Company Acquired	Date Acquired	Segment	Purchase Price	Vehicles	Contractual Customers
Carmenita Leasing, Inc.	January 10, 2011	FMS	$9.0 million	190	60
The Scully Companies	January 28, 2011	FMS/SCS	$91.0 million	2,100	200
B.I.T. Leasing	April 1, 2011	FMS	$13.8 million	490	130

During the nine months ended September 30, 2012 and September 30, 2011, we paid $1.0 million and $4.1 million, respectively, related to acquisitions completed in years prior to 2011.

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

Summarized results of discontinued operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Pre-tax loss from discontinued operations	$(460)	(371)	$(969)	(2,087)
Income tax benefit (expense)	11,240	(38)	11,150	65
Earnings (loss) from discontinued operations, net of tax	$10,780	(409)	$10,181	(2,022)

Results of discontinued operations in the three and nine months ended September 30, 2012 included a tax benefit of $11.3 million resulting from the expiration of a statute of limitations. Results of discontinued operations in 2012 and 2011 also included losses related to adverse legal developments and professional and administrative fees associated with our discontinued South American operations. Results of discontinued operations in the first nine months of 2012 also included $0.6 million of pre-tax income related to the sub-lease of a SCS facility in Europe in June 2012.

The following is a summary of assets and liabilities of discontinued operations:

	September 30, 2012	December 31, 2011
	(In thousands)
Total assets, primarily deposits	$4,134	4,600
Total liabilities, primarily contingent accruals	$5,401	6,502

Although we discontinued our South American operations in 2009, we continue to be party to various federal, state and local legal proceedings involving labor matters, tort claims and tax assessments. We have established loss provisions for any matters where we believe a loss is probable and can be reasonably estimated. Other than with respect to the matters discussed below, for matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material effect on our consolidated financial statements.

In Brazil, we were assessed $4.6 million (before and after tax) for various federal income taxes and social contribution taxes for the 1997 and 1998 tax years. We have successfully overturned these federal tax assessments in the lower courts; however, there is a reasonable possibility that these rulings could be reversed and we would be required to pay the assessments. We believe it is more likely than not that our position will ultimately be sustained if appealed and no amounts have been reserved for these matters. We are entitled to indemnification for a portion of any resulting liability on these federal tax claims which, if honored, would reduce the estimated loss.

In Brazil, we were assessed $5.7 million (before and after tax) for certain state operating tax credits utilized between 2001 and 2003. Although there is a reasonable possibility that we could incur this loss, we believe it is more likely than not that our position will ultimately be sustained and no amounts have been reserved for these matters.

Additionally in Brazil, we were assessed $15.7 million, including penalties and interest, related to tax due on the sale of our outbound auto carriage business in 2001. On November 11, 2010, the Administrative Tax Court dismissed the assessment. The tax authority filed a motion to review the decision before the Administrative Tax Court. On December 6, 2011, the Administrative Tax Court upheld our position. In the first quarter of 2012, the tax authority decided not to file a final special appeal and the case was ultimately dismissed. There was no financial statement impact upon resolution as no amounts were reserved for this matter.

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

The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Stock option and stock purchase plans	$2,554	2,370	$7,192	6,974
Nonvested stock	2,547	1,927	6,994	5,663
Share-based compensation expense	5,101	4,297	14,186	12,637
Income tax benefit	(1,637)	(1,425)	(4,643)	(4,212)
Share-based compensation expense, net of tax	$3,464	2,872	$9,543	8,425

During the nine months ended September 30, 2012 and 2011, approximately 460,000 and 710,000 stock options, respectively, were granted under the Plans. These awards generally vest evenly over a three year period from the date of grant and have contractual terms of seven years. The fair value of each option award at the date of grant was estimated using a Black-Scholes-Merton option-pricing valuation model. The weighted-average fair value per option granted during the nine months ended September 30, 2012 and 2011 was $14.07 and $12.88, respectively.

During the nine months ended September 30, 2012 and 2011, approximately 93,000 and 140,000 market-based restricted stock rights, respectively, were granted under the Plans. For the 2012 grant, the awards were segmented into three equal performance periods of one, two and three years. At the end of each performance period, 25%-125% of the award may be earned based on Ryder's total shareholder return (TSR) compared to the target TSR of the S&P 500 over the applicable performance period. Employees will receive the grant of stock at the end of the three year period provided they continue to be employed with Ryder, subject to Compensation Committee approval. For grants prior to 2012, employees only receive the grant of stock if Ryder’s cumulative average TSR at least meets the S&P 500 cumulative average TSR over an applicable three-year period. The fair value of the market-based restricted stock rights was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. The fair value of the market-based awards was determined and fixed on the grant date and considers the likelihood of Ryder achieving the market-based condition. The weighted-average fair value per market-based restricted stock right granted during the nine months ended September 30, 2012 and 2011 was $43.39 and $25.37, respectively.

During the nine months ended September 30, 2012 and 2011, approximately 124,000 and 200,000 time-vested restricted stock rights and restricted stock units (RSU), respectively, were granted under the plans. The time-vested restricted stock rights entitle the holder to shares of common stock when the awards vest at the end of a three-year period. The fair value of the time-vested awards is determined and fixed on the date of grant based on Ryder’s stock price on the date of grant. The weighted-average fair value per time-vested restricted stock right and RSU granted during the nine months ended September 30, 2012 and 2011 was $52.44 and $52.78, respectively.

During the nine months ended September 30, 2012 and 2011, employees who received market-based restricted stock rights also received market-based cash awards. In addition, in 2012, the majority of the employees who received time-vested restricted stock also received market-based cash awards. For the 2012 grant, the cash awards have the same vesting provisions as the market-based restricted stock rights. For grants prior to 2012, the awards have the same vesting provisions as the market-based restricted stock rights except that Ryder’s TSR must at least meet the TSR of the 33rd percentile of the S&P 500. The cash awards are accounted for as liability awards under the share-based compensation accounting guidance as the awards are based upon the performance of our common stock and are settled in cash. As a result, the liability is adjusted to reflect fair value at the end of each reporting period. The fair value of the cash awards was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The following table is a summary of compensation expense recognized for cash awards in addition to the share-based compensation expense reported in the previous table:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Cash awards	$737	396	$2,122	1,216

Total unrecognized pre-tax compensation expense related to all share-based compensation arrangements at September 30, 2012 was $33.6 million and is expected to be recognized over a weighted-average period of 1.9 years.

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

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Earnings per share — Basic:
Earnings from continuing operations	$64,311	56,933	$145,954	123,704
Less: Distributed and undistributed earnings allocated to nonvested stock	(814)	(933)	(1,891)	(1,981)
Earnings from continuing operations available to common shareholders — Basic	$63,497	56,000	$144,063	121,723

Weighted average common shares outstanding — Basic	50,381	50,426	50,433	50,533

Earnings from continuing operations per common share — Basic	$1.26	1.11	$2.86	2.41

Earnings per share — Diluted:
Earnings from continuing operations	$64,311	56,933	$145,954	123,704
Less: Distributed and undistributed earnings allocated to nonvested stock	(812)	(928)	(1,883)	(1,972)
Earnings from continuing operations available to common shareholders — Diluted	$63,499	56,005	$144,071	121,732

Weighted average common shares outstanding — Basic	50,381	50,426	50,433	50,533
Effect of dilutive equity awards	172	327	292	389
Weighted average common shares outstanding — Diluted	50,553	50,753	50,725	50,922

Earnings from continuing operations per common share — Diluted	$1.26	1.10	$2.84	2.39

Anti-dilutive equity awards and market-based restricted stock rights not included above	2,613	1,718	2,234	1,462

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(G) RESTRUCTURING AND OTHER CHARGES

The components of restructuring and other charges, net in the three and nine months ended September 30, 2012 and 2011, respectively, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Restructuring charges, net:
Severance and employee-related costs	$74	—	$7,216	393
Contract termination costs	—	—	865	375
Total	$74	—	$8,081	768

Restructuring charges, net of $0.1 million for the three months ended September 30, 2012 reflect employee severance and benefit costs associated with the elimination of certain positions assumed in the Euroway acquisition offset by benefits from refinements in estimates from restructuring charges in the prior year. Restructuring charges, net for the nine months ended September 30, 2012 include $7.1 million of employee severance and other termination benefits as a result of cost management actions. During the second quarter of 2012, we approved a plan to eliminate approximately 350 employees, primarily in the U.S. These actions have been substantially completed. During the nine months ended September 30, 2012, we also recorded a charge of $0.9 million associated with non-essential leased facilities assumed in the Hill Hire acquisition.

Restructuring charges, net of $0.8 million for the nine months ended September 30, 2011 represented employee severance and benefit costs for workforce reductions and termination costs associated with non-essential equipment contracts assumed in the Scully acquisition.

Activity related to restructuring reserves including discontinued operations were as follows:

			Deductions
	December 31, 2011	Additions	Cash Payments	Non-Cash Reductions (1)	Foreign Translation Adjustments	September 30, 2012
	Balance					Balance
	(In thousands)
Employee severance and benefits	$2,607	8,276	4,424	1,060	79	5,478
Contract termination costs	2,639	931	661	612	97	2,394
Total	$5,246	9,207	5,085	1,672	176	7,872
_________________________
(1) Non-cash reductions represent adjustments to the restructuring reserve as actual costs were less than originally estimated.
At September 30, 2012, the majority of outstanding restructuring obligations are required to be paid by January 2014.

As mentioned in Note (T), "Segment Reporting," our primary measure of segment financial performance excludes, among other items, restructuring and other charges, net. However, the applicable portion of the restructuring and other charges, net that related to each segment for the three and nine months ended September 30, 2012 and 2011, respectively, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Fleet Management Solutions	$74	—	$6,421	768
Supply Chain Solutions	—	—	1,400	—
Central Support Services (CSS)	—	—	260	—
Total	$74	—	$8,081	768

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

	September 30, 2012	December 31, 2011
	(In thousands)
Total minimum lease payments receivable	$637,870	561,772
Less: Executory costs	(208,499)	(181,820)
Minimum lease payments receivable	429,371	379,952
Less: Allowance for uncollectibles	(651)	(903)
Net minimum lease payments receivable	428,720	379,049
Unguaranteed residuals	63,284	63,472
Less: Unearned income	(100,523)	(92,637)
Net investment in direct financing and sales-type leases	391,481	349,884
Current portion	(77,360)	(68,896)
Non-current portion	$314,121	280,988

Our direct financing lease customers operate in a wide variety of industries, and we have no significant customer concentrations in any one industry. We assess credit risk for all of our customers including those who lease equipment under direct financing leases. Credit risk is assessed using an internally developed model which incorporates credit scores from third party providers and our own custom risk ratings and is updated on a monthly basis. The external credit scores are developed based on the customer’s historical payment patterns and an overall assessment of the likelihood of delinquent payments. Our internal ratings are weighted based on the industry in which the customer operates, company size, years in business, and other credit-related indicators (i.e. profitability, cash flow, liquidity, tangible net worth, etc.). Any one of the following factors may result in a customer being classified as high risk: i) the customer has a history of late payments; ii) the customer has open lawsuits, liens or judgments; iii) the customer has been in business less than 3 years; and iv) the customer operates in an industry with low barriers to entry. For those customers who are designated as high risk, we typically require deposits to be paid in advance in order to mitigate our credit risk. Additionally, our receivables are collateralized by the vehicle’s fair value, which further mitigates our credit risk.

The following table presents the credit risk profile by creditworthiness category of our direct financing lease receivables:

	September 30, 2012	December 31, 2011
	(In thousands)
Very low risk to low risk	$184,214	121,836
Moderate risk	185,102	190,070
Moderately high risk to high risk	60,055	68,046
	$429,371	379,952

The following table is a rollforward of the allowance for credit losses on direct financing lease receivables for the nine months ended September 30, 2012:

(In thousands)
Balance at December 31, 2011	$903
Charged to earnings	667
Deductions	(919)
Balance at September 30, 2012	$651

As of September 30, 2012, the amount of direct financing lease receivables which were past due was not significant, and there were no impaired receivables. Accordingly, we do not believe there is a material risk of default with respect to the direct

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

financing lease receivables as of September 30, 2012.

(I) REVENUE EARNING EQUIPMENT

	September 30, 2012			December 31, 2011
	Cost	Accumulated Depreciation	Net Book Value(1)	Cost	Accumulated Depreciation	Net Book Value(1)
	(In thousands)
Held for use:
Full service lease	$6,585,343	(2,504,588)	4,080,755	6,010,335	(2,518,830)	3,491,505
Commercial rental	2,079,397	(641,735)	1,437,662	2,175,003	(708,052)	1,466,951
Held for sale	504,131	(353,139)	150,992	326,692	(235,477)	91,215
Total	$9,168,871	(3,499,462)	5,669,409	8,512,030	(3,462,359)	5,049,671
 ————————————

(1)
Revenue earning equipment, net includes vehicles acquired under capital leases of $56.7 million, less accumulated depreciation of $15.5 million, at September 30, 2012, and $60.7 million, less accumulated depreciation of $14.4 million, at December 31, 2011.

At the end of 2011, we completed our annual review of residual values and useful lives of revenue earning equipment. Based on the results of our analysis, we adjusted the estimated residual values of certain classes of revenue earning equipment effective January 1, 2012. The change in estimated residual values increased pre-tax earnings for the three and nine months ended September 30, 2012 by approximately $4.5 million and $13.5 million, respectively.

In the second quarter of 2012, we completed a sale-leaseback transaction of revenue earning equipment with third parties not deemed to be VIEs and this leaseback is being accounted for as an operating lease. Proceeds from the sale-leaseback transaction totaled $130.2 million. We did not enter into any sale-leaseback transactions during 2011.

(J) GOODWILL

The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	Fleet Management Solutions	Supply Chain Solutions	Total
	(In thousands)
Balance at January 1, 2012:
Goodwill	$216,559	189,968	406,527
Accumulated impairment losses	(10,322)	(18,899)	(29,221)
	206,237	171,069	377,306
Acquisitions	6,176	—	6,176
Purchase accounting adjustments	72	97	169
Foreign currency translation adjustments	502	324	826
Balance at September 30, 2012:
Goodwill	223,309	190,389	413,698
Accumulated impairment losses	(10,322)	(18,899)	(29,221)
	$212,987	171,490	384,477

Purchase accounting adjustments primarily related to changes in the fair value of acquired revenue earning equipment. We did not recast the December 31, 2011 balance sheet as the adjustments are not material.

We assess goodwill for impairment on April 1st of each year or more often if deemed necessary. In the second quarter of 2012, we completed our annual goodwill impairment test and determined there was no impairment. As a result of combining the SCS and DCC reportable segments, all of the goodwill in DCC was included in the SCS reportable segment.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(K) ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30, 2012			December 31, 2011
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$77,468	—	77,468	121,087	—	121,087
Deferred compensation	1,530	23,243	24,773	1,405	21,285	22,690
Pension benefits	3,147	485,794	488,941	3,120	546,681	549,801
Other postretirement benefits	2,845	38,504	41,349	2,838	40,154	42,992
Insurance obligations (1)	123,205	169,092	292,297	120,045	157,390	277,435
Residual value guarantees	1,694	191	1,885	3,093	1,125	4,218
Accrued rent	9,847	5,933	15,780	4,088	14,686	18,774
Environmental liabilities	4,397	9,204	13,601	4,368	9,171	13,539
Asset retirement obligations	5,579	13,207	18,786	5,702	12,364	18,066
Operating taxes	78,768	—	78,768	81,820	—	81,820
Income taxes	4,059	59,034	63,093	4,160	74,147	78,307
Interest	24,091	—	24,091	30,410	—	30,410
Deposits, mainly from customers	50,466	6,235	56,701	50,951	7,544	58,495
Deferred revenue	18,688	87	18,775	20,698	476	21,174
Acquisition holdbacks	4,353	1,333	5,686	7,422	—	7,422
Other	57,276	10,145	67,421	46,423	11,564	57,987
Total	$467,413	822,002	1,289,415	507,630	896,587	1,404,217
————————————
(1) Insurance obligations are primarily comprised of self-insured claim liabilities.

(L) INCOME TAXES

Uncertain Tax Positions

We are subject to tax audits in numerous jurisdictions in the U.S. and foreign countries. Tax audits by their very nature are often complex and can require several years to complete. In the normal course of business, we are subject to challenges from the Internal Revenue Service (IRS) and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. As part of our calculation of the provision for income taxes on earnings, we recognize the tax benefit from uncertain tax positions that are at least more likely than not of being sustained upon audit based on the technical merits of the tax position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Such calculations require management to make estimates and judgments with respect to the ultimate outcome of a tax audit. Actual results could vary materially from these estimates. We reevaluate uncertain tax positions each quarter based on factors including, but not limited to, changes in facts or circumstances, expiration of statutes of limitations, changes in tax law, effectively settled issues under audit, and new audit activity. Depending on the jurisdiction, such a change in recognition or measurement may result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

The following is a summary of tax years that are no longer subject to examination:
Federal — audits of our U.S. federal income tax returns are closed through fiscal year 2008.
State — for the majority of states, tax returns are closed through fiscal year 2007.
Foreign — we are no longer subject to foreign tax examinations by tax authorities for tax years before 2004 in Canada, 2006 in Brazil, 2007 in Mexico and 2009 in the U.K., which are our major foreign tax jurisdictions. Refer to Note (D), "Discontinued Operations," for further discussion on various assessments related to our former South American operations.

At September 30, 2012 and December 31, 2011, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $59.0 million and $69.2 million, respectively. Unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $2.5 million by September 30, 2013, if audits are completed or tax years close.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Tax Law Changes

On July 17, 2012, the U.K. enacted legislation which lowered the statutory rate from 25% to 24%, effective April 1, 2012 and from 24% to 23%, effective April 1, 2013. The impact of this change resulted in a non-cash charge to deferred income taxes and a decrease to earnings for the nine months ended September 30, 2012 of $0.9 million. The charge resulted from a reduction in the U.K.'s net deferred tax asset balance due to this legislation.

On June 20, 2012, Ontario, Canada enacted legislation which sets the income tax rate at 11.5% starting in 2012. Previously enacted legislation would have lowered the income tax rate to 10.0% starting in 2013. The impact of this change resulted in a non-cash charge to deferred income taxes and a decrease to earnings for the nine months ended September 30, 2012 of $0.7 million.

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

Effective Tax Rate

Our effective income tax rate from continuing operations for the third quarter of 2012 was 35.6% compared with 35.0% in the same period of the prior year. The effective tax rate in the third quarter of 2012 was negatively impacted by the tax law change in the U.K., which increased the provision for income taxes by $0.9 million and our effective rate by 0.9%. The effective tax rate in the third quarter of 2011 was favorably impacted by tax benefits from acquisition-related transaction costs incurred in a prior year. The increase in the effective income tax rate from continuing operations was partially offset by a higher proportionate amount of earnings in lower rate jurisdictions.

Our effective income tax rate from continuing operations for the nine months ended September 30, 2012 was 34.0% compared with 40.0% in the same period of the prior year. The effective rate from continuing operations in the nine months ended September 30, 2012 was favorably impacted by a tax benefit of $5.0 million, or 2.2% of earnings before tax, relating to the favorable resolution of a tax item from prior periods and a higher proportionate amount of earnings in lower rate jurisdictions. These benefits were partially offset by tax law changes in the U.K. and Canada, which increased our provision for income taxes by $1.6 million and our effective tax rate by 0.7%. The effective rate from continuing operations in the nine months ended September 30, 2011 was negatively impacted by tax law changes in the States of Michigan and Illinois. For the nine months ended September 30, 2011, these tax law changes increased our provision for income taxes by $6.6 million and our effective rate by 3.2%.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(M) DEBT

	Weighted-Average Interest Rate
	September 30, 2012	December 31, 2011	Maturities	September 30, 2012	December 31, 2011
				(In thousands)
Short-term debt and current portion of long-term debt:
U.S. commercial paper	0.45%	—%	2012	$65,000	—
Short-term debt	1.42%	1.45%	2012-2013	4,274	5,091
Current portion of long-term debt, including capital leases				374,355	269,275
Total short-term debt and current portion of long-term debt				443,629	274,366
Long-term debt:
U.S. commercial paper (1)	0.45%	0.40%	2016	283,921	415,936
Canadian commercial paper (1)	1.15%	—%	2016	22,363	—
Global revolving credit facility	1.62%	1.52%	2016	46,056	1,000
Unsecured U.S. notes — Medium-term notes (1)	4.02%	4.49%	2012-2025	2,984,845	2,484,712
Unsecured U.S. obligations, principally bank term loans	1.62%	1.78%	2013-2017	105,500	105,000
Unsecured foreign obligations	2.05%	2.71%	2014-2016	312,441	300,516
Capital lease obligations	4.14%	4.24%	2012-2018	43,863	48,047
Total before fair market value adjustment				3,798,989	3,355,211
Fair market value adjustment on notes subject to hedging (2)				19,827	21,843
				3,818,816	3,377,054
Current portion of long-term debt, including capital leases				(374,355)	(269,275)
Long-term debt				3,444,461	3,107,779
Total debt				$3,888,090	3,382,145
 ————————————

(1)	We had unamortized original issue discounts of $9.2 million and $8.7 million at September 30, 2012 and December 31, 2011, respectively.

(2)	The notional amount of executed interest rate swaps designated as fair value hedges was $550 million at September 30, 2012 and December 31, 2011.

We can borrow up to $900 million under a global revolving credit facility with a syndicate of twelve lending institutions led by Bank of America N.A., Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas, Mizuho Corporate Bank, Ltd., Royal Bank of Canada, Royal Bank of Scotland Plc, U.S. Bank National Association and Wells Fargo Bank, N.A. This facility matures in June 2016 and is used primarily to finance working capital and provide support for the issuance of unsecured commercial paper in the U.S. and Canada. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at September 30, 2012). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The agreement provides for annual facility fees, which range from 10.0 basis points to 32.5 basis points, and are based on Ryder’s long-term credit ratings. The current annual facility fee is 15.0 basis points, which applies to the total facility size of $900 million. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth, of less than or equal to 300%. Net worth, as defined in the credit facility and amended in April 2012, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at September 30, 2012 was 188%.

Our global revolving credit facility permits us to refinance short-term commercial paper obligations on a long-term basis. Settlement of short-term commercial paper obligations not expected to require the use of working capital are classified as long-term as we have both the intent and ability to refinance on a long-term basis. At September 30, 2012 and December 31, 2011, we classified $306.3 million and $415.9 million, respectively, of short-term commercial paper as long-term debt. At September 30, 2012, we classified $65.0 million of commercial paper as short-term debt as we do not expect to refinance these borrowings for at least one year from the balance sheet date.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

In August 2012, we issued $350 million of unsecured medium-term notes maturing in March 2018. In February 2012, we issued $350 million of unsecured medium-term notes maturing in March 2017. The proceeds from the notes were used to pay down commercial paper and for general corporate purposes. If the notes are downgraded following, and as a result of, a change in control, the note holder can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of principal plus accrued and unpaid interest.

We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program are limited to $175 million. If no event occurs which causes early termination, the 364-day program will expire on October 26, 2012. We are currently in the process of renewing the program through October 2013. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectability of the collateralized receivables. At September 30, 2012 and December 31, 2011, no amounts were outstanding under the program. Sales of receivables under this program will be accounted for as secured borrowings based on our continuing involvement in the transferred assets.

At September 30, 2012 and December 31, 2011, we had letters of credit and surety bonds outstanding totaling $271.8 million and $271.0 million, respectively, which primarily guarantee the payment of insurance claims.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(N) FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and the levels of inputs used to measure fair value:

	Balance Sheet Location	Fair Value Measurements At September 30, 2012 Using			Total
		Level 1	Level 2	Level 3
		(In thousands)
Assets:
Interest rate swap	Prepaid expenses and other current assets	$—	3,269	—	3,269
Interest rate swaps	DFL and other assets	—	16,558	—	16,558
Investments held in Rabbi Trusts:
Cash and cash equivalents		3,120	—	—	3,120
U.S. equity mutual funds		11,305	—	—	11,305
Foreign equity mutual funds		2,716	—	—	2,716
Fixed income mutual funds		4,391	—	—	4,391
Investments held in Rabbi Trusts	DFL and other assets	$21,532	—	—	21,532
Total assets at fair value		$21,532	19,827	—	41,359

Liabilities:
Contingent consideration	Other non-current liabilities	$—	—	478	478
Total liabilities at fair value		$—	—	478	478

	Balance Sheet Location	Fair Value Measurements At December 31, 2011 Using			Total
		Level 1	Level 2	Level 3
		(In thousands)
Assets:
Interest rate swaps	DFL and other assets	$—	21,843	—	21,843
Investments held in Rabbi Trusts:
Cash and cash equivalents		3,783	—	—	3,783
U.S. equity mutual funds		8,850	—	—	8,850
Foreign equity mutual funds		2,526	—	—	2,526
Fixed income mutual funds		3,537	—	—	3,537
Investments held in Rabbi Trusts	DFL and other assets	18,696	—	—	18,696
Total assets at fair value		$18,696	21,843	—	40,539

Liabilities:
Contingent consideration	Accrued expenses	$—	—	1,000	1,000
Total liabilities at fair value		$—	—	1,000	1,000

The following is a description of the valuation methodologies used for these items, as well as the level of inputs used to measure fair value:

Investments held in Rabbi Trusts — The investments primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds were valued based on quoted market prices, which represent the net asset value of the shares and were therefore classified within Level 1 of the fair value hierarchy.

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

The following tables present our assets and liabilities that are measured at fair value on a nonrecurring basis and the levels of inputs used to measure fair value:

	Fair Value Measurements At September 30, 2012 Using			Total Losses (2)
	Level 1	Level 2	Level 3	Three months ended	Nine months ended
	(In thousands)
Assets held for sale:
Revenue earning equipment: (1)
Trucks	$—	—	11,994	$3,664	$9,153
Tractors	—	—	8,616	1,097	2,639
Trailers	—	—	407	400	1,183
Total assets at fair value	$—	—	21,017	$5,161	$12,975

	Fair Value Measurements At September 30, 2011 Using			Total Losses (2)
	Level 1	Level 2	Level 3	Three months ended	Nine months ended
	(In thousands)
Assets held for sale:
Revenue earning equipment (1)
Trucks	$—	—	6,401	$1,275	$3,875
Tractors	—	—	1,972	425	1,377
Trailers	—	—	357	305	815
Total assets at fair value	$—	—	8,730	$2,005	$6,067
 ————————————

(1)	Represents the portion of all revenue earning equipment held for sale that is recorded at fair value, less costs to sell.

(2)	Total losses represent fair value adjustments for all vehicles held for sale throughout the period for which fair value was less than carrying value.

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

Fair value of total debt (excluding capital lease obligations) at September 30, 2012 and December 31, 2011 was approximately $4.06 billion and $3.51 billion, respectively. For publicly-traded debt, estimates of fair value were based on market prices. Since our publicly-traded debt is not actively traded, the fair value measurement was classified within Level 2 of the fair value hierarchy. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. Therefore, the fair value measurement of our other debt was classified within Level 2 of the fair value hierarchy. The carrying amounts reported in the Consolidated Condensed Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(O) DERIVATIVES

Interest Rate Swaps

As of September 30, 2012, we have interest rate swaps outstanding which are designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. The following table provides a detail of the swaps outstanding and the related hedged items as of September 30, 2012:

	Maturity date	Face value of medium-term notes	Aggregate notional amount of interest rate swaps	Fixed interest rate	Weighted-average variable interest rate on hedged debt as of September 30,
Issuance date					2012	2011
		(Dollars in thousands)
May 2011	June 2017	$350,000	$150,000	3.50%	1.83%	1.50%
February 2011	March 2015	$350,000	$150,000	3.15%	1.66%	1.43%
February 2008	March 2013	$250,000	$250,000	6.00%	2.84%	2.61%

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

Fair Value Hedging Relationship	Location of Gain (Loss) Recognized in Income	Three months ended September 30,		Nine months ended September 30,
		2012	2011	2012	2011
		(In thousands)
Derivatives: Interest rate swaps	Interest expense	$(64)	8,251	$(2,016)	9,263
Hedged items: Fixed-rate debt	Interest expense	64	(8,251)	2,016	(9,263)
Total		$—	—	$—	—

Refer to Note (N), "Fair Value Measurements," for disclosures of the fair value and line item caption of derivative instruments recorded on the Consolidated Condensed Balance Sheets.

(P) SHARE REPURCHASE PROGRAMS

In December 2011, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2011 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company's various employee stock, stock option and employee stock purchase plans from December 1, 2011 through December 13, 2013. The December 2011 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management established prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2011 program, which allow for share repurchases during Ryder's quarterly blackout periods as set forth in the trading plan. For the three months ended September 30, 2012, we repurchased and retired 87,223 shares under this program at an aggregate cost of $3.5 million. For the nine months ended September 30, 2012, we repurchased and retired 543,923 shares under this program at an aggregate cost of $26.3 million.

In December 2009, our Board of Directors authorized a two-year anti-dilutive share repurchase program. The December 2009 program limited aggregate share repurchases to no more than 2 million shares of Ryder common stock. For the three months ended September 30, 2011, we repurchased and retired 202,971 shares under this program at an aggregate cost of $9.5 million. For the nine months ended September 30, 2011, we repurchased and retired 1,022,971 shares under this program at an aggregate cost of $51.4 million. We completed the December 2009 share repurchase program in December 2011.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(Q) EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Pension Benefits
Company-administered plans:
Service cost	$3,861	3,676	$11,594	11,059
Interest cost	23,651	24,374	70,903	73,248
Expected return on plan assets	(24,091)	(25,441)	(72,203)	(76,477)
Amortization of:
Transition obligation	—	(8)	—	(23)
Net actuarial loss	7,803	5,054	23,390	15,185
Prior service credit	(570)	(568)	(1,706)	(1,710)
	10,654	7,087	31,978	21,282
Union-administered plans	1,754	1,627	4,998	4,423
Net periodic benefit cost	$12,408	8,714	$36,976	25,705

Company-administered plans:
U.S.	$9,749	7,243	$29,240	21,730
Non-U.S.	905	(156)	2,738	(448)
	10,654	7,087	31,978	21,282
Union-administered plans	1,754	1,627	4,998	4,423
	$12,408	8,714	$36,976	25,705

Postretirement Benefits
Company-administered plans:
Service cost	$274	323	$821	973
Interest cost	501	625	1,490	1,879
Amortization of:
Net actuarial (gain) loss	(5)	36	(15)	173
Prior service credit	(58)	(58)	(173)	(173)
Net periodic benefit cost	$712	926	$2,123	2,852

Company-administered plans:
U.S.	$540	789	$1,611	2,366
Non-U.S.	172	137	512	486
	$712	926	$2,123	2,852

Pension Contributions

During the nine months ended September 30, 2012, we contributed $77.4 million to our pension plans. During the fourth quarter of 2012, we expect to contribute approximately $3.1 million to our pension plans.

Savings Plans

Employees who do not actively participate in pension plans and are not covered by union-administered plans are generally eligible to participate in enhanced savings plans. Plans provide for (i) a company contribution even if employees do not make contributions, (ii) a company match of employee contributions of eligible pay, subject to tax limits and (iii) a discretionary company match. During the three months ended September 30, 2012 and 2011, we recognized total savings plan costs of $7.6 million and $9.6 million, respectively. During the nine months ended September 30, 2012 and 2011, we recognized total savings plan costs of $23.7 million and $30.1 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(R) OTHER ITEMS IMPACTING COMPARABILITY

Our primary measure of segment performance excludes certain items we do not believe are representative of the ongoing operations of the segment. We believe that excluding these items from our segment measure of performance allows for better comparison of results. During the third quarter of 2012, we incurred $0.4 million of transaction costs related to the acquisition of Euroway. During the second quarter of 2011, we incurred $1.7 million of transaction costs related to the acquisition of Hill Hire. These costs were primarily recorded within “Selling, general and administrative expenses” in our Consolidated Condensed Statements of Comprehensive Income.

(S) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	Nine months ended September 30,
	2012	2011
	(In thousands)
Interest paid	$105,175	99,047
Income taxes paid	$10,242	17,675
Changes in accounts payable related to purchases of revenue earning equipment	$21,975	83,937
Operating and revenue earning equipment acquired under capital leases (1)	$20,556	1,187
Fair value of debt assumed on acquisition	$379	—
 ————————————

(1)	Includes $19.9 million of capital leases assumed in the Euroway acquisition.

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

Our primary measurement of segment financial performance, defined as EBT from continuing operations, includes an allocation of Central Support Services (CSS) and excludes non-operating pension costs, restructuring and other charges, net as described in Note (G), “Restructuring and Other Charges" and the items discussed in Note (R), "Other Items Impacting Comparability.” CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal and corporate communications. Beginning in 2012, we adjusted our segment financial performance measurement to exclude the non-operating components of pension costs in order to more accurately reflect the operating performance of the business segments. Prior year segment EBT has been recast to conform to the current year presentation. The objective of the EBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation.

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

The following tables set forth financial information for each of our business segments and provides a reconciliation between segment EBT and earnings from continuing operations before income taxes for the three and nine months ended September 30, 2012 and 2011. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	SCS	Eliminations	Total

For the three months ended September 30, 2012
Revenue from external customers	$1,010,130	563,165	—	1,573,295
Inter-segment revenue	105,220	—	(105,220)	—
Total revenue	$1,115,350	563,165	(105,220)	1,573,295

Segment EBT	$94,250	31,911	(6,901)	119,260
Unallocated CSS				(11,149)
Non-operating pension costs				(7,859)
Restructuring and other charges, net and other items				(442)
Earnings from continuing operations before income taxes				$99,810

Segment capital expenditures (1), (2)	$481,605	4,122	—	485,727
Unallocated CSS				5,110
Capital expenditures paid				$490,837

For the three months ended September 30, 2011
Revenue from external customers	$1,005,716	565,004	—	1,570,720
Inter-segment revenue	93,333	—	(93,333)	—
Total revenue	$1,099,049	565,004	(93,333)	1,570,720

Segment EBT	$78,047	31,426	(5,665)	103,808
Unallocated CSS				(11,513)
Non-operating pension costs				(4,640)
Earnings from continuing operations before income taxes				$87,655

Segment capital expenditures (1), (2)	$334,672	9,316	—	343,988
Unallocated CSS				3,770
Capital expenditures paid				$347,758
 ————————————

(1)	Excludes revenue earning equipment acquired under capital leases.

(2)	Excludes acquisition payments of $1.4 million and $13.6 million during the three months ended September 30, 2012 and 2011, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	SCS	Eliminations	Total

For the nine months ended September 30, 2012
Revenue from external customers	$2,968,099	1,705,332	—	4,673,431
Inter-segment revenue	319,547	—	(319,547)	—
Total revenue	$3,287,646	1,705,332	(319,547)	4,673,431

Segment EBT	$221,584	84,183	(20,628)	285,139
Unallocated CSS				(31,848)
Non-operating pension costs				(23,565)
Restructuring and other charges, net and other items				(8,449)
Earnings from continuing operations before income taxes				$221,277

Segment capital expenditures (1), (2)	$1,667,165	12,558	—	1,679,723
Unallocated CSS				15,099
Capital expenditures paid				$1,694,822

For the nine months ended September 30, 2011
Revenue from external customers	$2,868,699	1,640,741	—	4,509,440
Inter-segment revenue	274,976	—	(274,976)	—
Total revenue	$3,143,675	1,640,741	(274,976)	4,509,440

Segment EBT	$191,899	79,378	(17,098)	254,179
Unallocated CSS				(31,424)
Non-operating pension costs				(13,985)
Restructuring and other charges, net and other items				(2,495)
Earnings from continuing operations before income taxes				$206,275

Segment capital expenditures (1), (2)	$1,128,560	24,319	—	1,152,879
Unallocated CSS				12,256
Capital expenditures paid				$1,165,135
 ————————————

(1)	Excludes revenue earning equipment acquired under capital leases.

(2)	Excludes acquisition payments of $3.8 million and $362.2 million during the nine months ended September 30, 2012 and 2011, respectively.

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

Total revenue was $1.57 billion in the third quarter of 2012, unchanged from the comparable period in 2011. Operating revenue (revenue excluding FMS fuel and all subcontracted transportation) increased 2% in the third quarter of 2012 to $1.28 billion due to organic growth in both the FMS and SCS business segments. See "Consolidated Results" for further discussion of operating revenue, a non-GAAP financial measure. For the nine months ended September 30, 2012, total revenue increased 4% to $4.67 billion and operating revenue increased 6% to $3.78 billion. The increase in total and operating revenue reflects organic growth in both the FMS and SCS business segments and the benefit of acquisitions.

Earnings from continuing operations before taxes (EBT) increased 14% in the third quarter of 2012 to $99.8 million. The increase in EBT in the third quarter of 2012 reflects strong performance in the FMS business segment. For the nine months ended September 30, 2012, EBT increased 7% to $221.3 million. EBT in the first nine months of 2012 benefited from the Hill Hire acquisition and organic growth in the FMS and SCS business segments, partially offset by restructuring and other charges, net and other items of $8.4 million and higher pension costs. Acquisitions accounted for 6% of the year-over-year change in EBT in the first nine months of 2012.

EBT, earnings and EPS from continuing operations included certain items we do not consider indicative of our ongoing operations and have been excluded from our comparable earnings measure. The following discussion provides a summary of the quarter and year-to-date September 30, 2012 and 2011 special items which are discussed in more detail throughout our MD&A and within the Notes to Consolidated Condensed Financial Statements:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

	EBT		Earnings		EPS-Diluted
	2012	2011	2012	2011	2012	2011
Three months ended September 30,	(In thousands, except per share amounts)
EBT/Earnings/EPS	$99,810	87,655	$64,311	56,933	$1.26	1.10
Restructuring and other charges (1)	74	—	66	—	—	—
Tax charge/(benefit) (2)	—	—	856	(556)	0.02	(0.01)
Acquisition transaction costs (3)	368	—	277	—	—	—
Comparable	$100,252	87,655	$65,510	56,377	$1.28	1.09

Nine months ended September 30,
EBT/Earnings/EPS	$221,277	206,275	$145,954	123,704	$2.84	2.39
Restructuring and other charges (1)	8,081	768	5,227	467	0.11	0.01
Tax (benefit)/charge (2) (4)	—	—	(4,111)	4,794	(0.08)	0.09
Acquisition transaction costs (3)	368	1,727	277	1,566	—	0.03
Comparable	$229,726	208,770	$147,347	130,531	$2.87	2.52

————————————

(1)	See Note (G), "Restructuring and Other Charges," for further discussion.

(2)	2012- Tax law change in the U.K; 2011- tax benefits associated with the deduction of acquisition-related transaction costs incurred in a prior year. See Note (L), "Income Taxes."

(3)	Transaction costs associated with the acquisitions of Euroway in 2012 and Hill Hire in 2011.

(4)	2012- Tax benefits associated with the favorable resolution of a tax item from prior periods; 2011- tax law change in Michigan. See Note (L), "Income Taxes."

Excluding the special items listed above, comparable earnings and EPS from continuing operations in the third quarter of 2012 increased 16% to $65.5 million and increased 17% to $1.28 per diluted common share, respectively. Comparable earnings and EPS from continuing operations in the nine months ended September 30, 2012 increased 13% to $147.3 million and increased 14% to $2.87 per diluted common share, respectively. We believe that comparable earnings from continuing operations before taxes, comparable earnings from continuing operations, and comparable earnings per diluted common share from continuing operations, all non-GAAP financial measures, provide useful information to investors because they exclude significant items that are unrelated to our ongoing business operations.

Net earnings and EPS increased 33% in the third quarter of 2012 to $75.1 million and 34% to $1.47 per diluted common share, respectively. Net earnings and EPS increased 28% in the nine months ended September 30, 2012 to $156.1 million and 29% to $3.04 per diluted common share, respectively. Net earnings from discontinued operations in the three and nine months ended September 30, 2012 were $10.8 million and $10.2 million, respectively. Discontinued operations in 2012 includes a tax benefit of $11.3 million, or $0.22 per diluted common share, recognized upon the expiration of a statute of limitations. Net earnings in the three and nine months ended September 30, 2011 were negatively impacted by losses from discontinued operations of $0.4 million and $2.0 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

ACQUISITIONS

We completed the following acquisitions in 2012 and 2011, under which we acquired companies' fleets and contractual customers. The acquisitions operate under Ryder's name and complement our existing market coverage and service network. The results of these acquisitions have been included in our consolidated results since the dates of acquisition. See Note (C), "Acquisitions," for further discussion.

Company Acquired	Date Acquired	Segment	Vehicles	Contractual Customers	Market
Euroway Group Ltd.	August 1, 2012	FMS	1,360	60	U.K.
Hill Hire plc	June 8, 2011	FMS	13,700	400	U.K.
B.I.T Leasing	April 1, 2011	FMS	490	130	California
The Scully Companies	January 28, 2011	FMS/SCS	2,100	200	Western U.S.
Carmenita Leasing Inc.	January 10, 2011	FMS	190	60	California

CONSOLIDATED RESULTS

	Three months ended September 30,		Nine months ended September 30,		Change 2012/2011
	2012	2011	2012	2011	Three Months	Nine Months
	(In thousands, except per share amounts)
Total revenue	$1,573,295	1,570,720	$4,673,431	4,509,440	—%	4%
Operating revenue (1)	1,283,217	1,256,489	3,778,751	3,577,565	2%	6%

Pre-tax earnings from continuing operations	$99,810	87,655	$221,277	206,275	14%	7%
Earnings from continuing operations	64,311	56,933	145,954	123,704	13%	18%
Net earnings	75,091	56,524	156,135	121,682	33%	28%

Earnings per common share — Diluted
Continuing operations	$1.26	1.10	$2.84	2.39	15%	19%
Net earnings	1.47	1.10	3.04	2.35	34%	29%
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

Revenue and Cost of Revenue by Source

Total revenue was $1.57 billion in the third quarter of 2012, unchanged from the same period in 2011. Operating revenue increased 2% in the third quarter of 2012 to $1.28 billion. For the nine months ended September 30, 2012, total revenue increased 4% to $4.67 billion and operating revenue increased 6% to $3.78 billion. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended September 30, 2012		Nine months ended September 30, 2012
	Total	Operating	Total	Operating
Organic including price and volume	1%	2%	3%	5%
Acquisitions	—	—	2	2
FMS fuel	(1)	—	—	—
Foreign exchange	—	—	(1)	(1)
Total increase	—%	2%	4%	6%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

See “Operating Results by Business Segment” for a further discussion of the revenue impact from acquisitions and organic growth.

The changes in the individual revenue and expense components of net earnings are discussed in more detail below.

Lease and Rental

	Three months ended September 30,		Nine months ended September 30,		Change 2012/2011
	2012	2011	2012	2011	Three Months	Nine Months
	(Dollars in thousands)
Lease and rental revenues	$693,912	675,288	$2,007,393	1,889,420	3%	6%
Cost of lease and rental	481,240	461,756	1,414,456	1,299,467	4%	9%
Gross margin	212,672	213,532	592,937	589,953	—%	1%
Gross margin %	31%	32%	30%	31%

Lease and rental revenues represent full service lease and commercial rental product offerings within our FMS business segment. Revenues increased 3% in the third quarter of 2012 to $693.9 million primarily driven by higher prices on lease and commercial rental vehicles and organic full service lease fleet growth. This increase was partially offset by lower commercial rental market demand. Revenues increased 6% in the nine months ended September 30, 2012 to $2.01 billion primarily driven by the impact of the Hill Hire acquisition, higher prices on lease and commercial rental vehicles, and organic full service lease fleet growth. Improved full service lease pricing on new and replacement vehicles was driven by higher costs on new engine technology. Pricing on commercial rental power vehicles increased 3% in both the third quarter and the nine months ended September 30, 2012 compared to the same periods in the prior year.

Cost of lease and rental represents the direct costs related to lease and rental revenues. These costs are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other fixed costs such as licenses, insurance and operating taxes. Cost of lease and rental excludes interest costs from vehicle financing. Cost of lease and rental increased 4% in the third quarter of 2012 to $481.2 million due to growth in the fleet and higher self-insurance costs from unfavorable claims development. Cost of lease and rental increased 9% in the nine months ended September 30, 2012 to $1.41 billion due to the growth in the lease fleet. The costs in the third quarter and in the nine months ended September 30, 2012 were favorably impacted by lower depreciation expense from adjustments in estimated residual values of certain classes of revenue earning equipment effective January 1, 2012.

Lease and rental gross margin remain unchanged in the third quarter of 2012 at $212.7 million. Lease and rental gross margin increased 1% to $592.9 million in the nine months ended September 30, 2012 due to the Hill Hire acquisition and improved full service lease performance partially offset by lower commercial rental performance and lower fleet utilization. Lease and rental gross margin as a percentage of revenue decreased in 2012 as a result of lower commercial rental market demand and fleet utilization.

Services

	Three months ended September 30,		Nine months ended September 30,		Change 2012/2011
	2012	2011	2012	2011	Three Months	Nine Months
	(Dollars in thousands)
Services revenue	$667,399	669,925	$2,021,284	1,943,145	—%	4%
Cost of services	557,495	554,853	1,697,773	1,626,334	—%	4%
Gross margin	109,904	115,072	323,511	316,811	(4)%	2%
Gross margin %	16%	17%	16%	16%

Services revenue represents all the revenues associated with our SCS business segment as well as contract maintenance, contract-related maintenance and fleet support services associated with our FMS business segment. Services revenue remained unchanged in the third quarter of 2012 at $667.4 million. Services revenue increased 4% in the nine months ended September 30, 2012 to $2.02 billion primarily driven by increased volumes and new business in our SCS automotive sector and higher fuel costs passed through to our SCS segment customers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Cost of services represent the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, SCS subcontracted transportation (purchased transportation from third parties) and maintenance costs. Cost of services remained unchanged in the third quarter of 2012 at $557.5 million. Cost of services increased 4% in the nine months ended September 30, 2012 to $1.70 billion primarily due to an increase in revenue and higher medical benefit costs. Subcontracted transportation costs, which are passed through to customers, decreased $10.6 million and $5.1 million in the third quarter and in the nine months ended September 30, 2012, respectively.

Services gross margin decreased 4% to $109.9 million in the third quarter of 2012. Services gross margin as a percentage of revenue decreased in the third quarter of 2012. The decrease in service gross margin and service gross margin as a percentage of revenue in the third quarter of 2012 was primarily due to higher medical benefit costs. Services gross margin increased 2% in the nine months ended September 30, 2012 to $323.5 million due to an increase in revenue. Services gross margin as a percentage of revenue remained at 16% in the nine months ended September 30, 2012.

Fuel

	Three months ended September 30,		Nine months ended September 30,		Change 2012/2011
	2012	2011	2012	2011	Three Months	Nine Months
	(Dollars in thousands)
Fuel services revenue	$211,984	225,507	$644,754	676,875	(6)%	(5)%
Cost of fuel services	207,689	223,339	632,599	665,750	(7)%	(5)%
Gross margin	4,295	2,168	12,155	11,125	98%	9%
Gross margin %	2%	1%	2%	2%

Fuel services revenue decreased 6% in the third quarter of 2012 to $212.0 million and decreased 5% in the nine months ended September 30, 2012 to $644.8 million due to fewer gallons sold partially offset by higher fuel prices passed through to customers.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel decreased 7% in the third quarter of 2012 to $207.7 million and decreased 5% in the nine months ended September 30, 2012 to $632.6 million due to fewer gallons sold partially offset by an increase in fuel prices.

Fuel services gross margin increased 98% to $4.3 million in the third quarter of 2012 and increased 9% to $12.2 million in the nine months ended September 30, 2012 as a result of rapid increases in market fuel prices during the third quarter of 2012. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel is established based on market fuel costs.

	Three months ended September 30,		Nine months ended September 30,		Change 2012/2011
	2012	2011	2012	2011	Three Months	Nine Months
	(In thousands)
Other operating expenses	$32,966	30,268	$100,881	95,071	9%	6%

Other operating expenses includes costs related to our owned and leased facilities within the FMS business segment such as depreciation, rent, insurance, utilities and taxes. These facilities are utilized to provide maintenance to our lease, rental, contract maintenance and fleet support services customers. Other operating expenses also include the costs associated with used vehicle sales such as writedowns of used vehicles to fair market value and facilities costs. Other operating expenses increased in the third quarter and in the nine months ended September 30, 2012 due to higher writedowns on vehicles held for sale of $3.2 million and $6.9 million, respectively. The higher writedowns on vehicles held for sale reflect an increase in our used vehicle sales inventory. The increase in other operating expenses in the three and nine months ended September 30, 2012 was partially offset by lower maintenance costs on our FMS facilities compared to the same period in the prior year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

	Three months ended September 30,		Nine months ended September 30,		Change 2012/2011
	2012	2011	2012	2011	Three Months	Nine Months
	(Dollars in thousands)
Selling, general and administrative expenses (SG&A)	$183,713	200,096	$568,027	568,373	(8)%	—%
Percentage of total revenue	12%	13%	12%	13%
Percentage of operating revenue	14%	16%	15%	16%

SG&A expenses decreased 8% to $183.7 million in the third quarter of 2012. SG&A expenses as a percent of total revenue decreased to 12% in the third quarter of 2012. SG&A declined in the third quarter of 2012 due to lower incentive-based compensation partially offset by higher pension expense. SG&A expenses remained unchanged at $568.0 million in the nine months ended September 30, 2012. SG&A expenses as a percent of total revenue decreased to 12% in the nine months ended September 30, 2012. SG&A expenses in the nine months ended September 30, 2012 reflect lower incentive-based compensation offset by higher pension expense and commissions from new sales activity as well as an increase in salaries and employee-related costs from organic growth and acquisitions. Pension expense increased $3.7 million and $11.3 million in the third quarter and nine months ended September 30, 2012, respectively. The increase in pension expense primarily reflects lower than expected pension asset returns in 2011 and lower assumed returns in 2012.

	Three months ended September 30,		Nine months ended September 30,		Change 2012/2011
	2012	2011	2012	2011	Three Months	Nine Months
	(In thousands)
Gains on vehicle sales, net	$23,147	18,270	$67,684	46,277	27%	46%

Gains on vehicle sales, net increased 27% in the third quarter of 2012 to $23.1 million and increased 46% in the nine months ended September 30, 2012 to $67.7 million due to higher sales volume and higher pricing. Increased sales volume in the third quarter (up 35%) and first nine months of 2012 (up 33%) includes higher wholesaling activity to maintain inventories at appropriate levels. Despite increased wholesaling activity, average proceeds per unit grew 4% in the third quarter and increased 9% in the nine months ended September 30, 2012.

	Three months ended September 30,		Nine months ended September 30,		Change 2012/2011
	2012	2011	2012	2011	Three Months	Nine Months
	(Dollars in thousands)
Interest expense	$34,879	32,745	$105,266	100,138	7%	5%
Effective interest rate	3.7%	4.1%	3.8%	4.5%

Interest expense increased 7% in the third quarter of 2012 to $34.9 million and increased 5% in the nine months ended September 30, 2012 to $105.3 million reflecting higher average outstanding debt partially offset by a lower effective interest rate. The increase in average outstanding debt reflects higher capital spending. The lower effective interest rate in 2012 compared to 2011 reflects the replacement of higher interest rate debt with debt issuances at lower rates as well as an increased percentage of variable rate debt.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Miscellaneous income, net	$1,424	1,722	$7,245	6,459

Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income, gains from sales of operating property, foreign currency transaction gains and other non-operating items. Miscellaneous income, net decreased in the third quarter of 2012 primarily due to lower foreign currency transaction gains and lower gains on sales of property. Miscellaneous income, net increased in the nine months ended September 30, 2012 due to higher income on investment securities partially offset by lower gains on sales of property.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Restructuring and other charges, net	$74	—	$8,081	768

Restructuring charges, net of $0.1 million for the three months ended September 30, 2012 reflects employee severance and benefit costs associated with the elimination of certain positions assumed in the Euroway acquisition offset by benefits from refinements in estimates from prior restructuring charges. Restructuring charges, net for the nine months ended September 30, 2012 included $7.1 million of employee severance and other termination benefits as part of cost management actions and a charge of $0.9 million associated with non-essential leased facilities assumed in the Hill Hire acquisition. During the second quarter of 2012, we approved a plan to eliminate approximately 350 employees. These actions have been completed. The workforce reduction is expected to result in annual pre-tax cost savings of approximately $30 million ($14 million in 2012.)

Restructuring charges, net of $0.8 million for the nine months ended September 30, 2011 represented employee severance and benefit costs for workforce reductions and termination costs associated with non-essential equipment contracts assumed in the Scully acquisition.

	Three months ended September 30,		Nine months ended September 30,		Change 2012/2011
	2012	2011	2012	2011	Three Months	Nine Months
	(Dollars in thousands)
Provision for income taxes	$35,499	30,722	$75,323	82,571	16%	(9)%
Effective tax rate from continuing operations	35.6%	35.0%	34.0%	40.0%

Refer to Note (L), “Income Taxes,” in the Notes to Consolidated Condensed Financial Statements for a discussion of our effective tax rate from continuing operations.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Earnings (loss) from discontinued operations, net of tax	$10,780	(409)	$10,181	(2,022)

Refer to Note (D), “Discontinued Operations,” in the Notes to Consolidated Condensed Financial Statements for a discussion of earnings (losses) from discontinued operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended September 30,		Nine months ended September 30,		Change 2012/2011
	2012	2011	2012	2011	Three Months	Nine Months
	(Dollars in thousands)
Revenue:
Fleet Management Solutions	$1,115,350	1,099,049	$3,287,646	3,143,675	1%	5%
Supply Chain Solutions	563,165	565,004	1,705,332	1,640,741	—	4
Eliminations	(105,220)	(93,333)	(319,547)	(274,976)	13	16
Total	$1,573,295	1,570,720	$4,673,431	4,509,440	—%	4%
Operating Revenue:
Fleet Management Solutions	$848,086	824,651	$2,471,693	2,322,544	3%	6%
Supply Chain Solutions	485,070	476,280	1,455,405	1,385,741	2	5
Eliminations	(49,939)	(44,442)	(148,347)	(130,720)	12	13
Total	$1,283,217	1,256,489	$3,778,751	3,577,565	2%	6%
EBT:
Fleet Management Solutions	$94,250	78,047	$221,584	191,899	21%	15%
Supply Chain Solutions	31,911	31,426	84,183	79,378	2	6
Eliminations	(6,901)	(5,665)	(20,628)	(17,098)	22	21
	119,260	103,808	285,139	254,179	15	12
Unallocated Central Support Services	(11,149)	(11,513)	(31,848)	(31,424)	(3)	1
Non-operating pension costs	(7,859)	(4,640)	(23,565)	(13,985)	69	69
Restructuring and other charges, net and other items	(442)	—	(8,449)	(2,495)	NM	NM
Earnings from continuing operations before income taxes	$99,810	87,655	$221,277	206,275	14%	7%

As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Earnings Before Taxes” (EBT) from continuing operations, which includes an allocation of Central Support Services (CSS), and excludes non-operating pension costs, restructuring and other charges, net, as described in Note (G), “Restructuring and Other Charges, and the items discussed in Note (R), "Other Items Impacting Comparability," in the Notes to Consolidated Condensed Financial Statements. CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal and corporate communications. In 2012, the EBT measurement was adjusted to exclude the non-operating components of pension costs in order to more accurately reflect the operating performance of the business segments. All prior period segment results have been recast to present results on a comparable basis. This change had no impact on our consolidated results.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

 The following table provides a reconciliation of items excluded from our segment EBT measure to their classification within our Consolidated Condensed Statements of Comprehensive Income:

	Consolidated Condensed Statements of Comprehensive Income Line Item	Three months ended September 30,		Nine months ended September 30,
Description		2012	2011	2012	2011
		(In thousands)
Restructuring and other charges, net	Restructuring (1)	$(74)	—	$(8,081)	(768)
Non-operating pension costs	SG&A	(7,859)	(4,640)	(23,565)	(13,985)
Acquisition-related transactions costs (2)	SG&A	(368)	—	(368)	(1,727)
		$(8,301)	(4,640)	$(32,014)	(16,480)
 ————————————

(1)	Restructuring refers to “Restructuring and Other Charges, net” on our Consolidated Condensed Statements of Comprehensive Income.

(2)	See Note (R), "Other Items Impacting Comparability," for additional information.

Fleet Management Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2012/2011
	2012	2011	2012	2011	Three Months	Nine Months
	(Dollars in thousands)
Full service lease	$533,440	509,852	$1,565,489	1,487,882	5%	5%
Contract maintenance	47,092	46,783	140,571	136,246	1	3
Contractual revenue	580,532	556,635	1,706,060	1,624,128	4	5
Contract-related maintenance	44,389	43,967	137,424	123,796	1	11
Commercial rental	205,376	206,531	575,352	522,229	(1)	10
Other	17,789	17,518	52,857	52,391	2	1
Operating revenue (1)	848,086	824,651	2,471,693	2,322,544	3	6
Fuel services revenue	267,264	274,398	815,953	821,131	(3)	(1)
Total revenue	$1,115,350	1,099,049	$3,287,646	3,143,675	1%	5%

Segment EBT	$94,250	78,047	$221,584	191,899	21%	15%
Segment EBT as a % of total revenue	8.5%	7.1%	6.7%	6.1%	140 bps	60 bps
Segment EBT as a % of operating revenue (1)	11.1%	9.5%	9.0%	8.3%	160 bps	70 bps
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

Total revenue increased 1% in the third quarter of 2012 to $1.12 billion. Operating revenue (revenue excluding fuel) increased 3% in the third quarter of 2012 to $848.1 million. For the nine months ended September 30, 2012, total revenue increased 5% to $3.29 billion. Operating revenue (revenue excluding fuel) increased 6% in the nine months ended September 30, 2012 to $2.47 billion. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three Months ended		Nine months ended
	September 30, 2012		September 30, 2012
	Total	Operating	Total	Operating
Organic including price and volume	2%	3%	3%	3%
Acquisitions	—	—	2	3
FMS fuel	(1)	—	—	—
Total increase	1%	3%	5%	6%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Full service lease revenue increased 5% in the third quarter of 2012 reflecting higher prices on replacement vehicles and organic fleet growth. The higher pricing on new and replacement vehicles was driven by higher costs on new engine technology. We expect favorable full service lease comparisons through the end of the year primarily due to organic growth. Commercial rental revenue decreased 1% in the third quarter of 2012 reflecting lower market demand partially offset by higher rental pricing (up 3% in the third quarter of 2012). We expect unfavorable commercial rental revenue comparisons through the end of the year due to lower demand. Fuel services revenue decreased 3% in the third quarter of 2012 due to fewer gallons sold partially offset by higher prices passed through to customers.

Full service lease revenue increased 5% in the nine months ended September 30, 2012 reflecting higher prices on replacement vehicles and organic fleet growth as well as the impact of the Hill Hire acquisition, which closed on June 8, 2011. Commercial rental revenue increased 10% in the nine months ended September 30, 2012 reflecting acquisitions and higher pricing (up 3% in the nine months ended September 30, 2012) partially offset by lower market demand. Fuel services revenue decreased 1% in the nine months ended September 30, 2012 due to fewer gallons sold partially offset by higher prices passed through to customers.

The following table provides commercial rental statistics on our global fleet:

	Three months ended September 30,		Nine months ended September 30,		Change 2012/2011
	2012	2011	2012	2011	Three Months	Nine Months
	(Dollars in thousands)
Rental revenue from non-lease customers	$120,646	121,991	$328,565	318,201	(1)%	3%
Rental revenue from lease customers (1)	$84,730	84,540	$246,787	204,028	—%	21%
Average commercial rental power fleet size — in service (2), (3)	30,600	30,800	30,500	31,100	(1)%	(2)%
Commercial rental utilization — power fleet	77.4%	79.3%	73.8%	77.1%	(190) bps	(330) bps
  ————————————

(1)	Represents revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.

(2)	Number of units rounded to nearest hundred and calculated using quarterly average unit counts.

(3)	Fleet size excluding trailers.

FMS EBT increased 21% in the third quarter of 2012 to $94.3 million primarily due to lower compensation-related expenses and organic growth of the lease fleet partially offset by lower rental performance. Commercial rental performance decreased 10% as a result of lower market demand on a 1% smaller average fleet.

FMS EBT increased 15% in the nine months ended September 30, 2012 to $221.6 million primarily due to lower compensation-related expenses, the impact of the Hill Hire acquisition, organic growth of the lease fleet and improved used vehicle sales results. These benefits were partially offset by lower commercial rental results. Acquisitions increased FMS EBT by 7%. Used vehicle sales results improved primarily due to stronger volumes on 9% higher pricing, partially offset by increased carrying costs on a larger inventory. Commercial rental performance decreased 7% as a result of lower utilization on a 14% larger average fleet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):

				Change
	September 30, 2012	December 31, 2011	September 30, 2011	Sept 2012/Dec. 2011	Sept. 2012/Sept. 2011
End of period vehicle count
By type:
Trucks (1)	70,100	68,400	67,600	2%	4%
Tractors (2)	58,400	55,700	54,400	5	7
Trailers (3)	43,100	43,300	43,200	—	—
Other	2,300	2,500	2,500	(8)	(8)
Total	173,900	169,900	167,700	2%	4%

By ownership:
Owned	169,200	166,500	164,300	2%	3%
Leased	4,700	3,400	3,400	38	38
Total	173,900	169,900	167,700	2%	4%

By product line:
Full service lease	122,700	121,000	119,600	1%	3%
Commercial rental	39,200	39,600	40,100	(1)	(2)
Service vehicles and other	2,900	3,000	2,900	(3)	—
Active units	164,800	163,600	162,600	1	1
Held for sale	9,100	6,300	5,100	44	78
Total	173,900	169,900	167,700	2%	4%

Customer vehicles under contract maintenance	37,000	35,300	35,300	5%	5%

Total vehicles under service	210,900	205,200	203,000	3%	4%

Quarterly average vehicle count
By product line:
Full service lease	122,100	120,300	119,700	1%	2%
Commercial rental	40,000	39,800	40,400	1	(1)
Service vehicles and other	2,900	3,000	2,900	(3)	—
Active units	165,000	163,100	163,000	1	1
Held for sale	9,300	5,700	4,900	63	90
Total	174,300	168,800	167,900	3%	4%

Customer vehicles under contract maintenance	36,700	35,100	34,900	5%	5%

Year-to-date average vehicle count
By product line:
Full service lease	121,800	116,200	114,800	5%	6%
Commercial rental	40,600	36,600	35,600	11	14
Service vehicles and other	3,000	2,900	2,900	3	3
Active units	165,400	155,700	153,300	6	8
Held for sale	8,600	5,200	5,000	65	72
Total	174,000	160,900	158,300	8%	10%

Customer vehicles under contract maintenance	36,100	34,100	33,800	6%	7%
 ———————————

(1)	Generally comprised of Class 1 through Class 6 type vehicles with a Gross Vehicle Weight (GVW) up to 26,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Classes 7 and 8 type vehicles with a GVW of over 26,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.

NOTE: Quarterly and year-to-date amounts were computed using a 6-point and 18-point average, respectively, based on monthly information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a breakdown of our non-revenue earning equipment included in our global fleet count (number of units rounded to nearest hundred):

				Change
	September 30, 2012	December 31, 2011	September 30, 2011	Sept. 2012/ Dec. 2011	Sept. 2012/ Sept. 2011
Not yet earning revenue (NYE)	2,000	2,600	1,500	(23)%	33%
No longer earning revenue (NLE):
Units held for sale	9,100	6,300	5,100	44	78
Other NLE units	3,300	2,600	2,500	27	32
Total	14,400	11,500	9,100	25%	58%

NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NYE units decreased compared to year-end primarily reflecting lower rental replacement activity. NYE units increased compared to September 30, 2011 primarily reflecting the replacement and growth of the lease fleet. NLE units represent vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. NLE units increased compared to both year-end and September 30, 2011 reflecting increased lease replacement activity and lower rental demand. We expect NLE levels to continue at the current level through the end of the year as lease replacement activity continues.

Supply Chain Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2012/2011
	2012	2011	2012	2011	Three Months	Nine Months
	(Dollars in thousands)
Operating revenue:
Automotive	$140,139	115,377	$421,797	345,855	21%	22%
High-Tech	77,453	84,012	235,777	249,833	(8)	(6)
Retail & CPG	178,198	187,591	534,497	530,719	(5)	1
Industrial and other	89,280	89,300	263,334	259,334	—	2
Total operating revenue (1)	485,070	476,280	1,455,405	1,385,741	2	5
Subcontracted transportation	78,095	88,724	249,927	255,000	(12)	(2)
Total revenue	$563,165	565,004	$1,705,332	1,640,741	—%	4%

Segment EBT	$31,911	31,426	$84,183	79,378	2%	6%
Segment EBT as a % of total revenue	5.7%	5.6%	4.9%	4.8%	10 bps	10 bps
Segment EBT as a % of operating revenue (1)	6.6%	6.6%	5.8%	5.7%	—	10 bps
Memo:
Dedicated services total revenue	$316,914	303,909	$972,304	877,814	4%	11%
Dedicated services operating revenue (1) (2)	$282,066	261,176	$848,008	760,172	8%	12%
Average fleet	11,500	11,200	11,500	11,100	3%	4%
Fuel costs (3)	$62,387	54,883	$192,998	163,753	14%	18%
  ————————————

(1)
We use operating revenue and EBT as a percent of operating revenue, non-GAAP financial measures, to evaluate the operating performance of our SCS business segment and as a measure of sales activity and profitability. In SCS transportation management arrangements, we may act as a principal or as an agent in purchasing transportation on behalf of our customer. We record revenue on a gross basis when acting as principal and we record revenue on a net basis when acting as an agent. As a result, total revenue may fluctuate depending on our role in subcontracted transportation arrangements yet our profitability remains unchanged as we typically realize minimal profitability from subcontracting transportation. We deduct subcontracted transportation expense from SCS total revenue to arrive at SCS operating revenue, and from dedicated services total revenue to arrive at dedicated services operating revenue.

(2)
Operating revenue excludes dedicated subcontracted transportation as follows: $34.8 million and $42.7 million for the three months ended September 30, 2012 and 2011, respectively, and $124.3 million and $117.6 million for the nine months ended September 30, 2012 and 2011, respectively.

(3)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Total revenue remained unchanged in the third quarter of 2012 at $563.2 million as higher operating revenue offset lower subcontracted transportation. Operating revenue (revenue excluding subcontracted transportation) increased 2% in the third quarter of 2012 to $485.1 million. For the nine months ended September 30, 2012, total revenue increased 4% to $1.71 billion and operating revenue increased 5% to $1.46 billion. Operating revenue growth in the third quarter and nine months ended September 30, 2012 was largely driven by higher fuel cost pass-throughs to customers and increased volumes and new business in the automotive sector. Automotive volume improvements reflect, in part, the prior year impact of automotive production cuts related to the natural disasters in Japan. We expect favorable revenue comparisons to continue through the end of the year due to higher overall customer volumes and new business. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended September 30, 2012		Nine months ended September 30, 2012
	Total	Operating	Total	Operating
Organic including price and volume	—%	—%	3%	4%
Subcontracted transportation	(1)	—	—	—
Fuel cost pass-throughs	1	2	2	2
Foreign exchange	—	—	(1)	(1)
Total increase	—%	2%	4%	5%

SCS EBT increased 2% in the third quarter of 2012 to $31.9 million due to lower compensation-related expenses and higher volumes and new business in the automotive sector partially offset by higher medical benefit costs and lower results in the consumer packaged goods and high tech sectors. Comparatively, SCS results in the third quarter of 2011 benefited from favorable insurance development, foreign exchange gains and the sale of a facility. SCS EBT increased 6% in the nine months ended September 30, 2012 to $84.2 million due to stronger earnings in the automotive sector and lower compensation-related expenses partially offset by higher medical benefit costs.

Central Support Services

	Three months ended September 30,		Nine months ended September 30,		Change 2012/2011
	2012	2011	2012	2011	Three Months	Nine Months
	(Dollars in thousands)
Human resources	$3,927	4,656	$14,618	14,013	(16)%	4%
Finance	13,128	12,817	39,005	37,221	2	5
Corporate services and public affairs	3,894	3,284	10,823	9,893	19	9
Information technology	14,249	15,430	44,330	45,850	(8)	(3)
Health and safety	1,882	1,843	5,919	5,336	2	11
Other	11,339	16,231	30,610	38,662	(30)	(21)
Total CSS	48,419	54,261	145,305	150,975	(11)	(4)
Allocation of CSS to business segments	(37,270)	(42,748)	(113,457)	(119,551)	13	5
Unallocated CSS	$11,149	11,513	$31,848	31,424	(3)%	1%

Total CSS costs decreased 11% in the third quarter of 2012 to $48.4 million and decreased 4% in the nine months ended September 30, 2012 to $145.3 million primarily due to lower compensation-related expenses. Unallocated CSS decreased 3% in the third quarter of 2012 to $11.1 million primarily due to lower compensation-related expenses. Unallocated CSS increased 1% in the nine months ended September 30, 2012 to $31.8 million primarily due to higher professional fees and medical benefit costs partially offset by lower compensation-related expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows

The following is a summary of our cash flows from operating, financing and investing activities from continuing operations:

	Nine months ended September 30,
	2012	2011
	(In thousands)
Net cash provided by (used in):
Operating activities	$767,525	782,303
Financing activities	412,826	372,138
Investing activities	(1,188,076)	(1,254,438)
Effect of exchange rate changes on cash	1,508	3,848
Net change in cash and cash equivalents	$(6,217)	(96,149)

A detail of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.

Cash provided by operating activities from continuing operations decreased to $767.5 million in the nine months ended September 30, 2012 compared with $782.3 million in 2011 reflecting higher pension contributions and incentive-based compensation payments partially offset by higher cash-based earnings. Cash provided by financing activities increased to $412.8 million in the nine months ended September 30, 2012 compared to $372.1 million in 2011 due to higher borrowing needs to fund capital spending and acquisitions. Cash used in investing activities decreased to $1.19 billion in the nine months ended September 30, 2012 compared with $1.25 billion in 2011 due to lower acquisition-related payments and higher proceeds from the sales of revenue earning equipment including the sale-leaseback transaction completed in the second quarter of 2012, partially offset by higher full service lease vehicle spending.

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

The following table shows the sources of our free cash flow computation:

	Nine months ended September 30,
	2012	2011
	(In thousands)
Net cash provided by operating activities from continuing operations	$767,525	782,303
Sales of revenue earning equipment	304,857	216,055
Sales of operating property and equipment	5,088	7,869
Collections on direct finance leases	51,091	46,136
Sale and leaseback of revenue earning equipment	130,184	—
Total cash generated	1,258,745	1,052,363
Purchases of property and revenue earning equipment	(1,694,822)	(1,165,135)
Free cash flow	$(436,077)	(112,772)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Free cash flow decreased $323.3 million to negative $436.1 million in 2012 primarily due to higher vehicle spending. Refer to the section titled "Off-Balance Sheet Arrangements" for further discussion on the 2012 sale-leaseback transaction.

The following table provides a summary of capital expenditures:

	Nine months ended September 30,
	2012	2011
	(In thousands)
Revenue earning equipment: (1)
Full service lease	$1,143,891	614,227
Commercial rental	526,290	579,511
	1,670,181	1,193,738
Operating property and equipment	46,616	55,334
Total capital expenditures	1,716,797	1,249,072
Changes in accounts payable related to purchases of revenue earning equipment	(21,975)	(83,937)
Cash paid for purchases of property and revenue earning equipment	$1,694,822	1,165,135
  ————————————

(1)
Capital expenditures exclude non-cash additions of approximately $20.6 million and $1.2 million during the nine months ended September 30, 2012 and 2011, respectively, in assets held under capital leases resulting from the Euroway acquisition and the extension of existing operating leases and other additions.

Capital expenditures (accrual basis) increased 37% in the nine months ended September 30, 2012 to $1.72 billion reflecting investments to fulfill contractual sales made to customers renewing and growing their full service lease fleets with us. We anticipate full-year 2012 accrual basis capital expenditures to be consistent with our previous forecast of $2.15 billion.

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

Our debt ratings and rating outlooks at September 30, 2012 were as follows:

	Short-term		Long-term
	Rating	Outlook	Rating	Outlook
Moody’s Investors Service	P2	Stable	Baa1	Stable
Standard & Poor’s Ratings Services	A2	Stable	BBB	Stable (1)
Fitch Ratings	F2	Stable	A-	Stable
————————————
(1) On August 10, 2012, Standard & Poor's Rating Services lowered its rating on our long-term debt from BBB+ to BBB, with a stable outlook.

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

At September 30, 2012, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$483
Trade receivables program	$175

We have a $900 million global revolving credit facility with a syndicate of twelve lending institutions which matures in June 2016 and is used primarily to finance working capital and provide support for the issuance of unsecured commercial paper in the U.S. and Canada. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth, of less than or equal to 300%. Net worth, as defined in the credit facility and amended in April 2012, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at September 30, 2012 was 188%.

We also have a $175 million trade receivables purchase and sale program, pursuant to which we ultimately sell certain ownership interests in certain of our domestic trade accounts receivable to a receivables conduit or committed purchasers. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The program expires on October 26, 2012. We are currently in the process of renewing the program through October 2013. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectability of the collateralized receivables.
On February 25, 2010, Ryder filed an automatic shelf registration statement on Form S-3 with the SEC. The registration is for an indeterminate number of securities and is effective for three years. Under this universal shelf registration statement, we have the capacity to offer and sell from time to time various types of securities, including common stock, preferred stock and debt securities, subject to market demand and ratings status. We intend to file a new shelf registration statement on Form S-3 in the near term. Refer to Note (M), “Debt,” in the Notes to Consolidated Condensed Financial Statements for further discussion around the global revolving credit facility, the trade receivables program, the issuance of medium-term notes under this shelf registration statement and debt maturities.
The following table shows the movements in our debt balance:

	Nine months ended September 30,
	2012	2011
	(In thousands)
Debt balance at January 1	$3,382,145	2,747,002
Cash-related changes in debt:
Net change in commercial paper borrowings	(46,485)	(101,964)
Proceeds from issuance of medium-term notes	698,635	699,244
Proceeds from issuance of other debt instruments	47,120	267,155
Retirement of medium term notes	(200,000)	(375,000)
Other debt repaid, including capital lease obligations	(29,042)	(42,955)
Net change from discontinued operations	—	(143)
	470,228	446,337
Non-cash changes in debt:
Fair value of debt and capital leases assumed on acquisition	20,308	—
Fair market value adjustment on notes subject to hedging	(2,016)	9,263
Addition of capital lease obligations	627	1,187
Changes in foreign currency exchange rates and other non-cash items	16,798	(5,195)
Total changes in debt	505,945	451,592
Debt balance at September 30	$3,888,090	3,198,594

In accordance with our funding philosophy, we attempt to balance the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

achieve this match and generally target a mix of 25% to 45% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total obligations (including notional value of swap agreements) was 34% and 40% at September 30, 2012 and December 31, 2011, respectively.

Ryder’s leverage ratios and a reconciliation of on-balance sheet debt to total obligations were as follows:

	September 30, 2012	% to Equity	December 31, 2011	% to Equity
	(Dollars in thousands)
On-balance sheet debt	$3,888,090	263%	3,382,145	257%
Off-balance sheet debt—PV of minimum lease payments and guaranteed residual values under operating leases for vehicles (1)	155,484		63,960
Total obligations	$4,043,574	274%	3,446,105	261%
 ————————————

(1)	Present value (PV) does not reflect payments Ryder would be required to make if we terminated the related leases prior to the scheduled expiration dates.

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

Off-Balance Sheet Arrangements

We periodically enter into sale-leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions. In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense. These leases contain limited guarantees by us of the residual values of the leased vehicles (residual value guarantees) that are generally conditioned upon disposal of the leased vehicles prior to the end of their lease term. The amount of future payments for residual value guarantees will depend on the market for used vehicles and the condition of the vehicles at time of disposal. In June of 2012, we completed a sale-leaseback transaction of revenue earning equipment with third parties not deemed to be VIEs and this leaseback is being accounted for as an operating lease. Proceeds from the sale-leaseback transaction totaled $130.2 million. We did not enter into any sale-leaseback transactions during 2011.

Pension Information

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. In 2012, we expect to contribute approximately $81 million to our pension plans. During the nine months ended September 30, 2012, we contributed $77.4 million to our pension plans. Changes in interest rates and the market value of the securities held by the plans during 2012 could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and contributions in 2012 and beyond. See Note (Q), “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Share Repurchases and Cash Dividends

See Note (P), “Share Repurchase Programs,” in the Notes to Consolidated Condensed Financial Statements for a discussion of share repurchases.

In October 2012, our Board of Directors declared a quarterly cash dividend of $0.31 per share of common stock.

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

The following table provides a reconciliation of total revenue to operating revenue which was not provided within the MD&A discussion:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Total revenue	$1,573,295	1,570,720	$4,673,431	4,509,440
FMS fuel services and SCS subcontracted transportation (1)	(345,359)	(363,122)	(1,065,880)	(1,076,131)
Fuel eliminations	55,281	48,891	171,200	144,256
Operating revenue	$1,283,217	1,256,489	$3,778,751	3,577,565
  ————————————

(1)	Includes intercompany fuel sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FORWARD-LOOKING STATEMENTS

Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:

•
our expectations as to anticipated revenue and earnings in each business segment as well as future economic conditions and market demand, including demand and revenue in full service lease and commercial rental as well as the impact of overall freight volume and new business on SCS revenue;

•	our expectations of the long-term residual values of revenue earning equipment;

•	our ability to sell certain revenue earning vehicles through the end of the year;

•	the anticipated levels of NLE vehicles in inventory through the end of the year;

•	our expectations of free cash flow, operating cash flow and capital expenditures for the remainder of 2012;

•
the adequacy of our accounting estimates and reserves for pension expense, employee benefit plan obligations, depreciation and residual value guarantees, restructuring, accounting changes and income taxes;

•	the adequacy of our fair value estimates of employee incentive awards under our share-based compensation plans, contingent consideration, total debt and other debt;

•	our beliefs regarding the default risk of our direct financing lease receivables

•	our ability to fund all of our operating, investing and financial needs for the foreseeable future through internally generated funds and outside funding sources;

•	the anticipated impact of foreign exchange rate movements;

•	the anticipated impact of fuel price fluctuations;

•	our expectations as to return on pension plan assets, future pension expense, estimated contributions and the impact of recently enacted legislation on our contributions;

•	our expectations regarding the completion and ultimate resolution of tax audits;

•	our expectations regarding the scope, anticipated outcomes and the adequacy of our loss provisions with respect to certain claims, proceedings and lawsuits;

•	our ability to access commercial paper and other available debt financing in the capital markets;

•	our expectations regarding the future use and availability of funding sources; and

•	the anticipated savings from our recently implemented workforce reduction actions.

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

•	Decrease in freight demand or setbacks in the recent recovery of the freight recession which would impact both our transactional and variable-based contractual business

•	Changes in our customers’ operations, financial condition or business environment that may limit their need for, or ability to purchase, our services

•	Increases or decreases in market demand affecting the commercial rental market

•	Fluctuations in market demand on the sale of used vehicles impacting our pricing and our anticipated proportion of retail versus wholesale sales

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

•	Volatility in automotive and high-tech volumes and shifting customer demand in the automotive and high-tech industries

•	Changes in current financial, tax or regulatory requirements that could negatively impact the leasing market

•	Competition:

•	Advances in technology may require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments

•	Competition from other service providers, some of which have greater capital resources or lower capital costs, or from our customers, who may choose to provide services themselves

•	Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources

•	Our inability to maintain current pricing levels due to economic conditions, demand for services, customer acceptance or competition

•	Profitability:

•	Our inability to obtain adequate profit margins for our services

•	Lower than expected sales volumes or customer retention levels

•	Our inability to integrate acquisitions as projected, achieve planned synergies, anticipate costs and liabilities or retain customers of companies we acquire

•	Lower full service lease sales activity

•	Loss of key customers in our SCS business segment

•	Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis

•	The inability of our legacy information technology systems to provide timely access to data

•	Sudden changes in fuel prices and fuel shortages

•	Higher prices for vehicles, diesel engines and fuel as a result of exhaust emissions standards enacted over the last few years

•	Lower than expected maintenance costs associated with a younger fleet and better than anticipated execution of our maintenance initiatives

•	Our inability to successfully implement our asset management initiatives

•	Our key assumptions and pricing structure of our SCS contracts prove to be invalid

•	Increased unionizing, labor strikes, work stoppages and driver shortages

•	Difficulties in attracting and retaining drivers due to driver shortages, which may result in higher costs to procure drivers and higher turnover rates affecting our customers

•	Our inability to manage our cost structure

•	Savings resulting from our company-wide savings initiatives are higher or lower than anticipated

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

•	Our inability to limit our exposure for customer claims

•	Unfavorable or unanticipated outcomes in legal proceedings or uncertain positions

•	Financing Concerns:

•	Higher borrowing costs and possible decreases in available funding sources caused by an adverse change in our debt ratings

•	Unanticipated interest rate and currency exchange rate fluctuations

•	Negative funding status of our pension plans caused by lower than expected returns on invested assets and unanticipated changes in interest rates

•	Withdrawal liability as a result of our participation in multi-employer plans

•	Instability in U.S. and worldwide credit markets, resulting in higher borrowing costs and/or reduced access to credit

•	Accounting Matters:

•	Impact of unusual items resulting from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and our organizational structure

•	Reductions in residual values or useful lives of revenue earning equipment

•	Increases in compensation levels, retirement rate and mortality resulting in higher pension expense; regulatory changes affecting pension estimates, accruals and expenses

•	Increases in healthcare costs resulting in higher insurance costs

•	Changes in accounting rules, assumptions and accruals

•	Impact of actual insurance claim and settlement activity compared to historical loss development factors used to project future development

•	Other risks detailed from time to time in our SEC filings

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the third quarter of 2012, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the third quarter of 2012, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls over Financial Reporting

During the nine months ended September 30, 2012, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended September 30, 2012:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program (2)
July 1 through July 31, 2012	1,040	$35.35	—	1,543,300
August 1 through August 31, 2012	96,303	39.89	87,223	1,456,077
September 1 through September 30, 2012	1,000	41.35	—	1,456,077
Total	98,343	$39.86	87,223

 ————————————

(1)
During the three months ended September 30, 2012, we purchased an aggregate of 11,120 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

(2)
In December 2011, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2011 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company’s various employee stock, stock option and employee stock purchase plans from December 1, 2011 through December 13, 2013. The December 2011 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management established prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2011 program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended September 30, 2012, we repurchased and retired 87,223 shares under this program at an aggregate cost of $3.5 million.

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

RYDER SYSTEM, INC.
(Registrant)

Date: October 23, 2012	By:	/s/ Art A. Garcia
Art A. Garcia
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: October 23, 2012	By:	/s/ Cristina A. Gallo-Aquino
Cristina A. Gallo-Aquino
Vice President and Controller (Principal Accounting Officer)