Form 10-K
period 2012-12-31
RYDER SYSTEM INC
filed 2013-02-14
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐   NO ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold at June 30, 2012 was $1,802,526,311. The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at January 31, 2013 was 51,477,492.

Documents Incorporated by Reference into this Report	Part of Form 10-K into which Document is Incorporated
Ryder System, Inc. 2013 Proxy Statement	Part III

RYDER SYSTEM, INC.
FORM 10-K ANNUAL REPORT

i

PART I
ITEM 1. BUSINESS
OVERVIEW
Ryder System, Inc. (Ryder), a Florida corporation founded in 1933, is a global leader in transportation and supply chain management solutions. We operate in two business segments: Fleet Management Solutions (FMS), which provides full service leasing, contract maintenance, contract-related maintenance and commercial rental of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; and Supply Chain Solutions (SCS), which provides comprehensive supply chain consulting including distribution and transportation services in North America and Asia. The SCS segment also provides dedicated services, which includes vehicles and drivers as part of a dedicated transportation solution in the U.S. Our customers range from small businesses to large international enterprises. These customers operate in a wide variety of industries, the most significant of which include automotive, food service, electronics, transportation, consumer packaged goods, grocery, lumber and wood products, and home furnishings.
For financial information and other information relating to each of our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” of this report.
INDUSTRY AND OPERATIONS

Fleet Management Solutions

Value Proposition
Through our FMS business, we provide our customers with one-stop simplicity by offering fleet solutions that are designed to improve their competitive position by allowing them to focus on their core business and lower their costs. Our FMS product offering is comprised primarily of contractual-based full service leasing and contract maintenance services. We also offer transactional fleet solutions including maintenance services, commercial truck rental and value-added fleet support services such as insurance, vehicle administration and fuel services. In addition, we provide our customers with access to a large selection of used trucks, tractors and trailers through our used vehicle sales program.
Market Trends
The U.S. fleet market is estimated to include approximately 7.2 million vehicles(1). The Canadian private commercial fleet market is estimated to be approximately 500,000 vehicles(2) and the Canadian commercial lease and rental market is estimated to include approximately 20,000 vehicles(3). The U.K. commercial lease and rental market is estimated to include approximately 200,000 vehicles (4). A significant portion of the fleet market consists of vehicles privately-owned by companies that provide all or a portion of the transportation services for themselves rather than outsourcing those services to third parties such as Ryder.
Over the last several years, many key trends have been reshaping the transportation industry, all of which we believe increase the value of our product offering. Because of increased demand for efficiency and reliability, companies that own and manage their own fleet of vehicles have put greater emphasis on the quality of their preventive maintenance and safety programs. The maintenance and operation of commercial vehicles has become more complicated and expensive requiring companies to spend a significant amount of time and money to keep up with new technology, diagnostics, retooling and training. Increased regulation and active enforcement efforts by federal and state governments require more stringent and costly operational processes and oversight. Fluctuating energy prices make it difficult for businesses to predict and manage fleet costs. Finally, the tightened credit market has limited some businesses’ access to capital.
Operations
For the year ended December 31, 2012, our global FMS business accounted for 64% of our consolidated revenue.
U.S. Our FMS customers in the U.S. range from small businesses to large national enterprises operating in a wide variety of industries. At December 31, 2012, we had 537 operating locations, excluding ancillary storage locations, in 49 states and Puerto Rico. A location typically consists of a maintenance facility or “shop,” offices for sales and other personnel, and in many cases, a commercial rental vehicle counter. Our maintenance facilities typically include a service island for fueling, safety inspections and preliminary maintenance checks as well as a shop for preventive maintenance and repairs. We also operated 164 locations on-site at customer properties, which primarily provide vehicle maintenance.
(1) US Fleet as as of June 2012, Class 3-8, Source: RL Polk
(2) Canada Private Fleet as of December 2012, Class 3-8, Source: RL Polk
(3) Canada Outsourced Fleet Market as of December 2012 Class 3-8, Source: RL Polk
(4)    UK Lease and Rental HGV Market, Projection for December 2012, Source: The Society of Motor Manufacturers & Traders (SMMT) 2010

Canada. We have been operating in Canada for over 50 years. At December 31, 2012, we had 34 operating locations throughout 8 Canadian provinces. We also operate 11 maintenance facilities on-site at customer properties in Canada.

Europe. We began operating in the U.K. in 1971 and expanded into Germany in 1987 by leveraging our operations in the U.S. and the U.K. At December 31, 2012, we had 55 operating locations throughout the U.K. and Germany. We also manage a network of 495 independent maintenance facilities in the U.K. to serve our customers when it is more effective than providing the service in a Ryder location. In addition to our typical FMS operations, we supply and manage vehicles, equipment and personnel for military organizations in the U.K. and Germany.
FMS Product Offerings
Full Service Leasing.    Under a typical full service lease, we provide vehicle maintenance, supplies and related equipment necessary for operation of the vehicles while our customers furnish and supervise their own drivers and dispatch and exercise control over the vehicles. Our full service lease includes all the maintenance services that are part of our contract maintenance service offering. We target customers that would benefit from outsourcing their fleet management function or upgrading their fleet without having to dedicate a significant amount of their own capital or resources. We will tailor a leasing program that best suits the customer’s needs after we assess a customer’s business needs and after considering the size of the customer, residual risk and other factors. Once we have signed an agreement, we acquire vehicles and components that are custom engineered to the customer’s requirements and lease the vehicles to the customer for periods generally ranging from three to seven years for trucks and tractors and up to ten years for trailers. Because we purchase a large number of vehicles from a limited number of manufacturers, we are able to leverage our buying power for the benefit of our customers. In addition, given our continued focus on improving the efficiency and effectiveness of our maintenance services, particularly in light of changing technology and increased regulation, we can provide our customers with a cost effective alternative to maintaining their own fleet of vehicles. We also offer our leasing customers additional fleet support services described below.
Contract Maintenance.    Our contract maintenance customers utilize our extensive network of maintenance facilities and trained technicians to maintain the vehicles they own or lease from third parties. The contract maintenance service offering is designed to reduce vehicle downtime through preventive maintenance based on vehicle type and time or mileage intervals. The service also provides vehicle repairs including parts and labor, 24-hour emergency roadside service and replacement vehicles for vehicles that are temporarily out of service. Vehicles covered under this offering are typically serviced at our own facilities. However, based on the size and complexity of a customer’s fleet, we may operate an on-site maintenance facility at the customer’s location.
Commercial Rental.    We target rental customers that have a need to supplement their private fleet of vehicles on a short-term basis (one day up to one year in length) either because of seasonal increases in their business or discrete projects that require additional transportation resources. Full service lease customers utilize our commercial rental fleet to handle their peak or seasonal business needs. In addition to isolated commercial rental transactions, we build national relationships with large customers to become their preferred source of commercial vehicle rentals. Our rental representatives assist in selecting a vehicle that satisfies a customer’s needs and supervise the rental process, which includes execution of a rental agreement and a vehicle inspection. In addition to vehicle rental, we extend liability insurance coverage under our existing policies to our rental customers as well as the benefits of our comprehensive fuel services program.
The following table provides information regarding the number of vehicles and customers by FMS product offering at December 31, 2012:

	U.S.		Foreign		Total
	Vehicles	Customers	Vehicles	Customers	Vehicles	Customers
Full service leasing	96,900	10,600	25,500	2,400	122,400	13,000
Contract maintenance (1)	33,100	1,300	4,700	200	37,800	1,500
Commercial rental (2)	27,800	32,200	10,200	6,500	38,000	38,700
______________

(1)	Contract maintenance customers include approximately 820 full service lease customers

(2)	Commercial rental customers include customers who rented a vehicle for more than 3 days during the year and includes approximately 8,800 full service lease customers

Contract-Related Maintenance.    Our full service lease and contract maintenance customers periodically require additional maintenance and repair services that are not included in their contracts. For example, additional maintenance and repair services may arise when a customer damages a leased vehicle. In addition, because of our existing relationship with the customer, we may provide service on their owned vehicles and charge the customer on an hourly basis for work performed. We may also contract with customers who have large private fleets to provide maintenance on demand. Although the contract includes the basic terms and conditions of the maintenance program that is designed to meet the customers' specific needs, all maintenance is performed only when and as requested by the customer. Providing on-demand maintenance allows us to establish relationships with customers that are not ready to commit to a longer term lease or maintenance contract.

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

Used Vehicles.    We primarily sell our used vehicles at one of our 59 retail sales centers throughout North America (18 of which are co-located at an FMS shop), at our branch locations or through our website at www.Usedtrucks.Ryder.com. Typically, before we offer used vehicles for sale, our technicians assure that it is Road Ready®, which means that the vehicle has passed a comprehensive, multi-point performance inspection based on specifications formulated through our contract maintenance program. Our retail sales centers throughout North America allow us to leverage our expertise and in turn realize higher sales proceeds than in the wholesale market. Although we generally sell our used vehicles for prices in excess of book value, the extent to which we are able to realize a gain on the sale of used vehicles is dependent upon various factors including the general state of the used vehicle market, the age and condition of the vehicle at the time of its disposal and depreciation rates with respect to the vehicle.
FMS Business Strategy
Our FMS business mission is to be the leading leasing and maintenance service provider for light, medium and heavy duty vehicles. Our mission will be achieved if we successfully achieve the following goals and priorities:

•
Drive fleet growth by (1) successfully implementing sales initiatives designed to penetrate private fleet markets and expand into adjacent markets; (2) offering innovative products, solutions and support services that will create and strengthen customer relationships; and (3) completing strategic and selective acquisitions;

•
Deliver a consistent, industry-leading and cost-effective maintenance program to our customer through continued process improvement and re-design, productivity initiatives, and technology improvements; and

•	Optimize asset utilization and management, particularly with respect to our rental fleet, used vehicle operations and maintenance facility infrastructure.
Competition
As an alternative to using our services, most companies choose to provide these services for themselves, although some may choose to obtain similar or alternative services from other third-party vendors.
Our FMS business segment competes with companies providing similar services on a national, regional and local level. Many regional and local competitors provide services on a national level through their participation in various cooperative programs. Competitive factors include price, equipment, maintenance, service and geographic coverage. We compete with finance lessors and also with truck and trailer manufacturers, and independent dealers, who provide full service lease products, finance leases, extended warranty maintenance, rental and other transportation services. Value-added differentiation of the full service leasing, maintenance and commercial rental service, as well as continued commitment to offer innovative products and solutions such as natural gas vehicles, has been, and will continue to be, our emphasis.

Supply Chain Solutions
Value Proposition
Through our SCS business, we offer a broad range of innovative logistics management services that are designed to optimize a customer’s supply chain and address key customer business requirements. The organization is aligned by industry verticals (Automotive, Hi-Tech, Retail, Consumer Packaged Goods and Industrial) to enable the teams to focus on the specific needs of their customers. Our SCS product offerings are organized into four categories: distribution management, transportation management, dedicated services and professional services. These offerings are supported by a variety of information technology and engineering solutions which are an integral part of our other SCS services. These product offerings can be offered independently or as an integrated solution to optimize supply chain effectiveness. A key aspect of our value proposition is our operational execution which is an important differentiator in the marketplace.
Market Trends
Global logistics is approximately an $8 trillion(1) market, of which approximately $620 billion(1) is outsourced. Logistics spending in the markets we are targeting in North America and Asia equates to approximately $3 trillion, of which $250 billion is outsourced. Outsourced logistics is a market with significant growth opportunity. As supply chains expand, product needs continue to proliferate and more sophisticated supply chain practices are required. In addition, disruptions such as Superstorm Sandy and the West Coast Port Strike have caused companies to focus on risk management of their supply chains. The more complicated the supply chain or the product requirements, the greater the need for companies to utilize the expertise of supply chain providers.

Operations

For the year ended December 31, 2012, our SCS business accounted for 36% of our consolidated revenue.

     U.S.    At December 31, 2012, we had 434 SCS customer accounts in the U.S., most of which are large enterprises that maintain large, complex supply chains. These customers operate in a variety of industries including automotive, high-tech, retail industries, consumer packaged goods, and industrial. We continue to diversify our customer base by expanding into new industry verticals, most recently retail and consumer packaged goods. Most of our core SCS business operations are geographically located to maximize efficiencies and reduce costs. At December 31, 2012, managed warehouse space totaled approximately 26 million square feet for the U.S. and Puerto Rico. We also concentrate certain logistics expertise in locations not associated with specific customer sites. For example, our carrier procurement, contract management, and freight bill audit and payment services groups operate out of our carrier management center. Additionally, our transportation optimization and execution groups operate out of our logistics center, both of which have locations in Novi, Michigan and Fort Worth, Texas.
Canada.    At December 31, 2012, we had 56 SCS customer accounts and managed warehouse space totaling approximately 1 million square feet. Given the proximity of this market to our U.S. and Mexico operations, the Canadian operations are highly coordinated with their U.S. and Mexico counterparts, managing cross-border transportation and freight movements.
Mexico. We began operating in Mexico in the mid-1990s. At December 31, 2012, we had 90 SCS customer accounts and managed warehouse space totaling approximately 4 million square feet. Our Mexico operations offer a full range of SCS services and manage approximately 11,300 border crossings each month between Mexico and the U.S. and Canada, often highly integrated with our distribution and transportation operations.
Asia.    We began operating in Asia in 2000. Asia is a key component of our retail strategy, where we have a network of owned and agent offices, with headquarters in Shanghai. At December 31, 2012, we had 43 SCS customer accounts and managed warehouse space totaling approximately 280,000 square feet.
SCS Product Offerings
Distribution Management.    Our SCS business offers a wide range of services relating to a customer’s distribution operations from designing a customer’s distribution network to managing distribution facilities. Services within the facilities generally include managing the flow of goods from the receiving function to the shipping function, coordinating warehousing and transportation for inbound and outbound material flows, handling import and export for international shipments, coordinating just-in-time replenishment of component parts to manufacturing and final assembly, and providing shipments to customer distribution centers or end-customer delivery points. Additional value-added services such as light assembly of components into defined units (kitting), packaging and refurbishment are also provided. For the year ended December 31, 2012, distribution management solutions accounted for 30% of our SCS revenue.

(1) Armstrong & Associates Global logistics costs & third-party logistics revenue report, July 2012

Transportation Management.    Our SCS business offers services relating to all aspects of a customer’s transportation network. Our team of transportation specialists provides shipment planning and execution, which includes shipment optimization, load scheduling and delivery confirmation all through a series of technological and web-based solutions. Our transportation consultants, including our freight brokerage department, focus on carrier procurement of all modes of transportation with an emphasis on truck-based transportation, rate negotiation, and freight bill audit and payment services. In addition, our SCS business provides customers as well as our FMS business with capacity management services that are designed to meet backhaul opportunities and minimize excess miles. For the year ended December 31, 2012, we purchased and/or executed over $4.4 billion in freight moves on our customers behalf. For the year ended December 31, 2012, transportation management solutions accounted for 9% of our SCS revenue.
Dedicated Services.  Dedicated services are generally offered on a stand-alone basis or as part of an integrated supply chain solution to our customers. The dedicated services offerings combine the equipment, maintenance and administrative services of a full service lease with drivers and additional services. This combination provides a customer with a dedicated transportation solution that is designed to increase their competitive position, improve risk management and integrate their transportation needs with their overall supply chain. Additional services include routing and scheduling, fleet sizing, safety, regulatory compliance, risk management, technology and communication systems support including on-board computers, and other technical support. These additional services allow us to provide high service levels and efficient routing. They also address the labor issues associated with maintaining a private fleet of vehicles, such as driver turnover, government regulation, including hours of service regulations, DOT audits and workers' compensation. Our dedicated services solution offers a high degree of specialization to meet the needs of customers with sophisticated service requirements such as tight delivery windows, high-value or time-sensitive freight, closed-loop distribution, multi-stop shipments, specialized equipment or integrated transportation needs. Although a significant portion of our dedicated services operations are located at customer facilities, our dedicated business utilizes and benefits from our extensive network of FMS facilities. For the year ended December 31, 2012, approximately 57% of our SCS revenue was related to dedicated services.

Professional Services.    Our SCS business offers a variety of knowledge-based services that support every aspect of a customer’s supply chain. Our SCS professionals are available to evaluate a customer’s existing supply chain to identify inefficiencies, as well as opportunities for integration and improvement. Once the assessment is complete, we work with the customer to develop a supply chain strategy that will create the most value for the customer and their target clients. Once a customer has adopted a supply chain strategy, our SCS logistics team, supported by functional experts, and representatives from our information technology, real estate and finance groups work together to design a strategically focused supply chain solution. The solution may include both a network design that sets forth the number, location and function of key components of the network and a transportation solution that optimizes the mode or modes of transportation and route selection. In addition to providing the distribution and transportation expertise necessary to implement the supply chain solution, our SCS representatives can coordinate and manage all aspects of the customer’s supply chain provider network to assure consistency, efficiency and flexibility. For the year ended December 31, 2012, knowledge-based professional services accounted for 4% of our SCS revenue.
SCS Business Strategy
Our SCS business strategy is to offer our customers differentiated functional execution, and proactive solutions from deep expertise in key industry verticals. The strategy revolves around the following interrelated goals and priorities:

•	Providing customers with a differentiated quality of service and best execution through reliable and flexible supply chain solutions;

•	Developing capabilities that can be applied and utilized in all industry verticals;

•	Creating a culture of innovation that fosters new and high value solutions for our customers’ supply chain needs;

•	Focusing on continuous improvement and standardization; and

•	Successfully implement targeted sales and marketing strategies.
Competition
In the SCS business segment, we compete with a large number of companies providing similar services, each of which has a different set of core competencies. We compete with a handful of large, multi-service companies across all of our service offerings and industries. We also compete against other companies only on a specific service offering (for example, in transportation management, distribution management or dedicated services) or in a specific industry. We face different competitors in each country or region where they may have a greater operational presence. Competitive factors include price, service, market knowledge, expertise in logistics-related technology, and overall performance (e.g. timeliness, accuracy, and flexibility).

ACQUISITIONS
In addition to our continued focus on organic growth, acquisitions play an important role in enhancing our growth strategy. In assessing potential acquisition targets in our FMS business segment, we look for companies that would create value through operating synergies, leveraging our existing facility infrastructure, improving our geographic coverage, diversifying our customer base and improving our competitive position in target markets. In our SCS business segment, we focus on adding capabilities and product offerings, diversifying our customer base within various industries and improving our competitive position.
We completed five FMS acquisitions from 2010 to 2012, under which we acquired the company’s fleets and contractual customers. The FMS acquisitions operate under Ryder’s name and complement our existing market coverage and service network. On August 1, 2012, we acquired all of the common stock of Euroway Ltd., a U.K.-based, full service leasing, rental and maintenance company which included Euroway's fleet of approximately 560 full service lease vehicles as well as 800 contract maintenance vehicles. On June 8, 2011, we acquired all of the common stock of Hill Hire plc (Hill Hire), a U.K. based full service leasing, rental and maintenance company which included Hill Hire’s fleet of approximately 8,000 full service lease and 5,700 rental vehicles, and approximately 400 contractual customers.
In SCS, we acquired Total Logistic Control, a leading provider of comprehensive supply chain solutions to food, beverage, and consumer packaged goods manufacturers with significant supply chains in the U.S.
CYCLICALITY
Ryder's business is impacted by economic and market conditions. In a strong economic cycle, there is generally more demand for our truck leasing/rental services and supply chain services. In a weak or volatile economy, including the recent economic downturn, demand for our services decreases and is inconsistent and considerably more unpredictable. Because of these factors, we have continued to focus on increasing the diversity of our customer base and growing contractual revenue, which can mitigate the immediate impact of an economic downturn. However, notwithstanding the level of customer/industry diversity or the amount of our contractual revenue, during a protracted or severe economic downturn, customers are often unwilling to commit to a full-service lease or long-term supply chain contract, demand for our commercial rental product and used vehicles declines. Because commercial rental and used vehicle sales are transactional, they are more cyclical in nature, and results can vary significantly in both the short- and long-term. We have a disciplined and centralized approach to asset management that allows us to manage the size, mix and location of our rental fleet and used vehicle inventories. These strategies allowed us to mitigate some of the impact of the recent deterioration in economic and market conditions.
ADMINISTRATION
Our financial administrative functions for the U.S. and Canada, including credit, billing and collections are consolidated into our Shared Services Center operations, a centralized processing center located in Alpharetta, Georgia. Our Shared Services Center also manages contracted third parties providing administrative finance and support services outside of the U.S. in order to reduce ongoing operating expenses and maximize our technology resources. This centralization results in more efficient and consistent centralized processing of selected administrative operations. Certain administrative functions are also performed at the Shared Services Center for our customers. The Shared Services Center’s main objectives are to mitigate the impact of the transactional busines, enhance customer service through process standardization, create an organizational structure that will improve market flexibility and allow future reengineering efforts to be more easily attained at lower implementation costs.
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
ENVIRONMENTAL
We have always been committed to sound environmental practices that reduce risk and build value for us and our customers. We have a history of adopting “green” designs and processes because they are efficient, cost effective transportation solutions that improve our bottom line and bring value to our customers. We adopted our first worldwide Environmental Policy mission in 1991 and have updated it periodically as regulatory and customer needs have changed. Our environmental policy reflects our commitment to supporting the goals of sustainable development, environmental protection and pollution prevention in our business. We have adopted pro-active environmental strategies that have advanced business growth and continued to improve our performance in ways that reduce emission outputs and environmental impact. Our environmental team works with operating employees to develop and administer programs in support of our environmental policy and to help ensure that environmental considerations are integrated into all business processes and decisions.
In establishing appropriate environmental objectives and targets for our wide range of business activities around the world, we focus on (i) the needs of our customers; (ii) the communities in which we provide services; and (iii) relevant laws and regulations. We regularly review and update our environmental management procedures, and information regarding our environmental activities is routinely disseminated throughout Ryder. In 2012, we substantially expanded our environmental sustainability reporting with the publication of our 2011 Corporate Sustainability Report that includes expanded and enhanced disclosures, as well as new metrics related to the our environmental performance for the years 2009 through 2011. The Report details our sustainable business practices and environmental strategies to improve energy use, fuel costs and reduce overall carbon emissions.  In addition, we have voluntarily responded to the Carbon Disclosure Project (CDP) since 2008, disclosing direct and indirect emissions resulting from our operations. Both of these reports are publicly available on the company website at www.ryder.com by clicking on About Us and then selecting Sustainability.
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
EMPLOYEES
At December 31, 2012, we had approximately 27,700 full-time employees worldwide, of which 26,100 were employed in North America, 1,300 in Europe and 300 in Asia. We have approximately 17,000 hourly employees in the U.S., approximately 3,000 of which are organized by labor unions. Those employees organized by labor unions are principally represented by the International Brotherhood of Teamsters, the International Association of Machinists and Aerospace Workers, and the United Auto Workers, and their wages and benefits are governed by 87 labor agreements that are renegotiated periodically. Some of the businesses in which we currently engage have experienced a material work stoppage, slowdown or strike. We consider that our relationship with our employees is good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Gregory T. Swienton	63	Chairman of the Board
Robert E. Sanchez	47	President and Chief Executive Officer
Art A. Garcia	51	Executive Vice President and Chief Financial Officer
Dennis C. Cooke	48	President, Global Fleet Management Solutions
Robert D. Fatovic	47	Executive Vice President, Chief Legal Officer and Corporate Secretary
Cristina A. Gallo-Aquino	39	Vice President, Controller and Chief Accounting Officer
Gregory F. Greene	53	Executive Vice President and Chief Administrative Officer
John H. Williford	56	President, Global Supply Chain Solutions
Gregory T. Swienton has been Chairman since May 2002. Previously Mr. Swienton served as Chief Executive Officer from November 2000 to December 2012. He also served as President from June 1999 to June 2005. Before joining Ryder, Mr. Swienton was Senior Vice President of Growth Initiatives of Burlington Northern Santa Fe Corporation (BNSF) and before that Mr. Swienton was BNSF’s Senior Vice President, Coal and Agricultural Commodities Business Unit.
Robert E. Sanchez was promoted to Chief Executive Officer in February 2012. Previously, Mr. Sanchez served as Chief Operating Officer from February 2012 to December 2012. He also previously served as President, Global Fleet Management Solutions from September 2010 to February 2012 and as Executive Vice President and Chief Financial Officer from October 2007 to September 2010. He also previously served as Executive Vice President of Operations, U.S. Fleet Management Solutions from October 2005 to October 2007 and as Senior Vice President and Chief Information Officer from January 2003 to October 2005. Mr. Sanchez joined Ryder in 1993 and has held various other positions.
Art A. Garcia has served as Executive Vice President and Chief Financial Officer since September 2010. Previously, Mr. Garcia served as Senior Vice President and Controller since October 2005 and as Vice President and Controller since February 2002. Mr. Garcia joined Ryder in December 1997 and has held various other positions within Corporate Accounting.
Dennis C. Cooke has served as President, Global Fleet Management Solutions since February 2012. Previously, Mr. Cooke served as Senior Vice President and Chief of Operations, U.S. and Canada Fleet Management Solutions since July 2011. Prior to joining Ryder, Mr. Cooke held various positions with General Electric (GE) including Vice President and General Manager of GE Healthcare’s Global MRI business and Chief Executive Officer of GE’s Security’s Homeland Protection business.
Robert D. Fatovic has served as Executive Vice President, Chief Legal Officer and Corporate Secretary since May 2004. He previously served as Senior Vice President, U.S. Supply Chain Operations, Hi-Tech and Consumer Industries from December 2002 to May 2004. Mr. Fatovic joined Ryder’s Law department in 1994 as Assistant Division Counsel and has held various other positions within the Law department including Vice President and Deputy General Counsel.
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
Gregory F. Greene has served as Chief Administrative Officer since September 2010, as Executive Vice President since December 2006 and as Chief Human Resources Officer since February 2006. Previously, Mr. Greene served as Senior Vice President, Strategic Planning and Development from April 2003 to February 2006. Mr. Greene joined Ryder in August 1993 and has since held various positions within Human Resources.
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
We make available free of charge through the Investor Relations page on our website at www.ryder.com our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange

Commission. The public may read and copy any materials we have filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains our reports, proxy and information statements, and our other SEC filings. The address of the SEC's web site is www.sec.gov.
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
Ryder's operating results are affected by cyclical economic and market conditions in the U.S. and globally. In a weak or volatile economy, demand for our contractual services decreases and may be inconsistent and less predictable as customers are often unwilling to commit to full-service leases or long-term supply chain contracts. Accordingly, any sustained weakness in demand or a protracted economic downturn can negatively impact our business. Although customer uncertainty can serve to increase demand for our transactional services, including commercial rental and used vehicles sales, which do not involve long-term commitments, these product lines are generally more cyclical due to their transactional nature, and results can vary in both the short- and long-term.
2012 was a period of economic softness and uncertainty. We experienced unexpected weakness in commercial rental demand, particularly in the first half of the year. Although demand for commercial rental has appeared to stabilize, given the volatility in the market, rental demand may again decline unexpectedly, and possibly significantly, in 2013.
As the year progressed, we saw signs of a general economic slowdown and reports of negative impacts on the transportation industry. Despite facing a challenging economic environment, our full service contractual lease business improved in 2012. Although we experienced growth in full service lease, our customers still remain cautious about entering into long-term leases. Uncertainty and lack of customer confidence around macroeconomic and transportation industry conditions may continue to impact our future growth prospects.
Challenging economic and market conditions may also result in:

•	difficulty forecasting, budgeting and planning due to limited visibility into the spending plans of current or prospective customers;

•	increased competition for fewer projects and sales opportunities;

•	pressure that may adversely affect revenue and gross margin;

•	higher overhead costs as a percentage of revenue;

•	increased risk of charges relating to asset impairments, including goodwill and other intangible assets;

•	customer financial difficulty and increased risk of uncollectible accounts receivable;

•	additional fleet downsizing which could adversely impact profitability;

•	increased risk of declines in the residual values of our vehicles; and

•	sudden changes in fuel prices and fuel shortages, which may adversely impact total vehicle miles driven by our customers.
In addition, volatility in the global credit and financial markets may lead to:

•	unanticipated interest rate and currency exchange rate fluctuations;

•	increased risk of default by counterparties under derivative instruments and hedging agreements; and

•	diminished liquidity and credit availability resulting in higher short-term borrowing costs and more stringent borrowing terms.
Because of the uncertain economic environment, we may continue to be impacted by the residual effects of the unfavorable macroeconomic and industry conditions that have persisted over the last few years. If these conditions continue or further weaken, our business and results of operations could be materially adversely affected.
We bear the residual risk on the value of our vehicles.
We generally bear the residual risk on the value of our vehicles. Therefore, if the market for used vehicles declines, or our vehicles are not properly maintained, we may obtain lower sales proceeds upon the sale of used vehicles. We sell our used vehicles through various channels, including retail sales centers, at our branch locations, through our website at www.UsedTrucks.Ryder.com, as well as through the wholesale market. Pricing and demand for used vehicles varies among selling channels, particularly between the retail and wholesale markets, as we generally obtain lower proceeds on vehicles sold wholesale. If we are unable to meet our targeted fleet counts through our projected mix of retail versus wholesale sales, we may be required to sell more vehicles than planned by wholesale, which will impact our sales proceeds.
Changes in residual values also impact the overall competitiveness of our full service lease product line, as estimated sales proceeds are a significant component of the overall price of the lease. Additionally, technology changes and sudden changes in supply and demand together with other market factors beyond our control vary from year to year and from vehicle to vehicle, making it difficult to accurately predict residual values used in calculating our depreciation expense. Although we have developed disciplines related to the management and maintenance of our vehicles that are designed to prevent these losses, there is no assurance that these practices will sufficiently reduce the residual risk. For a detailed discussion on our accounting policies and assumptions relating to depreciation and residual values, please see the section titled “Critical Accounting Estimates - Depreciation and Residual Value Guarantees” in Management's Discussion and Analysis of Financial Condition and Results of Operations.
Our profitability could be adversely impacted by our inability to maintain appropriate commercial rental utilization rates through our asset management initiatives.
We typically do not purchase vehicles for our full service lease product line until we have an executed contract with a customer. However, in our commercial rental product line, we purchase vehicles and optimize the size and mix of the commercial rental fleet based upon our expectations of overall market demand. As a result, we bear the risk for ensuring that we have the proper vehicles in the right condition and location to effectively capitalize on market demand in order to drive the highest levels of utilization and revenue per unit. We employ a sales force and operations team on a full-time basis to manage and optimize this product line; however, their efforts may not be sufficient to overcome a significant change in market demand in the rental business.
Volatility in assumptions and asset values related to our pension plans may reduce our profitability and adversely impact current funding levels.
We historically sponsored a number of defined benefit plans for employees in the U.S., U.K. and other foreign locations. In recent years, we made amendments to defined benefit plans which froze the retirement benefits for non-grandfathered and certain non-union employees. Our major defined benefit plans are funded, with trust assets invested in a diversified portfolio. The cash contributions made to our defined benefit plans are required to comply with minimum funding requirements imposed by employee benefit and tax laws. The projected benefit obligation and assets of our global defined benefit plans as of December 31, 2012 were $2.2 billion and $1.6 billion, respectively. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining pension expense and the ongoing funding requirements of those plans. Macroeconomic factors, as well as changes in investment returns and discount rates used to calculate pension expense and related assets and liabilities can be volatile and may have an unfavorable impact on our costs and funding requirements. Although we have actively sought to control increases in these costs and funding requirements through investment policies and plan contributions, there can be no assurance that we will succeed, and continued cost pressure could reduce the profitability of our business and negatively impact our cash flows.
We also participate in eleven U.S. multi-employer pension (MEP) plans that provide defined benefits to employees covered by collective bargaining agreements. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan. Our withdrawal liability for any MEP plan would depend on the extent of the plan's funding of vested benefits. Economic conditions have caused MEP plans to be significantly underfunded. If the financial condition of the MEP plans were to continue to deteriorate, participating employers could be subject to additional assessments.
We operate in a highly regulated industry, and costs of compliance with, or liability for violation of, existing or future regulations could significantly increase our costs of doing business.
Our business is subject to regulation by various federal, state and foreign governmental agencies. These agencies could institute new laws, rules or regulations or issue interpretation changes to existing regulations at any time. We have also seen an increase in proactive enforcement of existing regulations by some entities. Compliance with new laws, rules or regulations could substantially impair labor and equipment productivity and increase our costs. Conversely, our failure to comply with any applicable laws, rules or regulations to which we are subject, whether actual or alleged, could expose us to fines, penalties or potential litigation liabilities, including costs, settlements, and judgments. We are also subject to reputational risk and other detrimental business consequences associated with noncompliance, such as employees, customers, agents, suppliers or other persons using our supply chain or assets to commit illegal acts, including the use of company assets for terrorist activities, or a breach of data privacy laws, the ongoing development of which in the U.S. and other jurisdictions may require changes to our data security policies and procedures to comply with new standards.

DOT and Other Regulatory Authorities. The U.S. Department of Transportation and various state and federal agencies exercise broad powers over our motor carrier operations, safety, and the generation, handling, storage, treatment and disposal of waste materials. We may also become subject to new or more restrictive regulations imposed by the Department of Transportation, the Occupational Safety and Health Administration, the Department of Homeland Security and U.S. Customs Service, the Environmental Protection Agency or other authorities, relating to the hours of service that our drivers may provide in any one-time period, homeland security, carbon emissions and reporting and other matters.
Federal Motor Carrier Safety Administration CSA Program. In 2010, the Federal Motor Carrier Safety Administration (FMCSA) began implementation of the Compliance, Safety, Accountability program (CSA), a compliance and enforcement initiative partnering with State agencies designed to monitor and improve commercial vehicle motor safety. The CSA program includes a Safety Measurement System (SMS) that uses roadside inspections and violations to measure motor carriers and drivers and publishes scores related to these inspections and violation that compare the motor carriers and drivers against peers. The FMCSA established thresholds for each of seven different measurement areas that identify potential safety risks and result in direct intervention or enforcement action. Ryder's published scores are below the thresholds, but if performance changed, we could risk intervention that may create risk to the businesses operating authority.
Labor. We maintain operations and employees in numerous states throughout the U.S., which are governed by federal and state labor and employment laws and regulations relating to compensation, benefits, healthcare and various workplace issues, all of which are applicable to our employees, and in some cases, independent contractors. State labor and employment rules vary from state to state and in some states, require us to meet much stricter standards than required in other states. Although we are generally protected from previous action taken by the sellers of these businesses, any existing regulatory deficiencies could impact the value of the business purchased. Also, we are or may become subject to various class-action lawsuits related to wage and hour violations and improper pay in certain states. Unfavorable or unanticipated outcomes in any of the lawsuits could subject us to increased costs and impact our profitability. Also we are or may become subject to various class-action lawsuits related to wage and hour violations and improper pay in certain states.
International. We currently operate in Canada, Europe, Mexico and Asia, where we are subject to compliance with local laws and regulatory requirements of foreign jurisdictions, including local tax laws, and compliance with the Federal Corrupt Practices Act. Local laws and regulatory requirements may vary significantly from country to country. Customary levels of compliance with local regulations and the tolerance for noncompliance by regulatory authorities may also vary in different countries and geographical locations, and impact our ability to successfully implement our compliance and business initiatives in certain jurisdictions. Also, adherence to rigorous local laws and regulatory requirements may limit our ability to expand into certain international markets and result in residual liability for legal claims and tax disputes arising out of previously discontinued operations.
Environmental. Regulations governing exhaust emissions that have been enacted over the last few years could adversely impact our business. The Environmental Protection Agency (EPA) issued regulations that required progressive reductions in exhaust emissions from certain diesel engines from 2007 through 2010. Emissions standards require reductions in the sulfur content of diesel fuel since June 2006. Also, the first phase of progressively stringent emissions standards relating to emissions after-treatment devices was introduced on newly-manufactured engines and vehicles utilizing engines built after January 1, 2007. The second phase, which required an additional after-treatment system, became effective after January 1, 2010. We face additional technology changes under EPA regulations that will go into effect in 2014 and 2017, which will require modifications to existing vehicle chassis and engine combinations. The 2014 and 2017 regulations will require reductions in carbon dioxide, which can only be reduced by improving fuel economy, and which requires compliance with different emissions standards for both engines and chassis, based on vocation. OEMs may be required to install additional engine componentry, additional aerodynamics on chassis, and low-rolling resistance tires to comply with the upcoming regulations which may result in a shorter useful tread life and increased operating costs for us. Although customers may see reduced fuel consumption under the new standards, this could be offset by increased fuel costs on a per gallon basis. Each of these requirements could result in higher prices for vehicles, diesel engines, fuel vehicle maintenance, which are passed on to our customers, as well as higher maintenance costs and uncertainty as to reliability of the new engines, all of which could, over time, increase our costs and adversely affect our business and results of operations. The new technology may also impact the residual values of these vehicles when sold in the future. Future regulation of other environmental matters, including potential limits on carbon emissions under climate-change legislation, could also impact our business and profitability if enacted.

We and the vehicle and equipment manufacturers in our FMS business rely on a small number of suppliers.
We buy vehicles and related equipment from a relatively small number of original equipment manufacturers (OEMs) in our FMS business to purchase our vehicles and vehicle parts. Further, some of our vehicle manufacturers rely on a small concentration of suppliers for certain vehicle parts, components and equipment. A discrete event in a particular OEM's or supplier's industry or location, or adverse regional economic conditions impacting an OEM or supplier's ability to provide vehicles or a particular component could adversely impact our FMS business and profitability. In addition, our business and reputation could also be negatively impacted if any parts, components or equipment from one of our suppliers suffer from broad-based quality control issues or become the subject of a product recall and we are unable to obtain replacement parts from another supplier in a timely manner.
We derive a significant portion of our SCS revenue from a relatively small number of customers.
During 2012, sales to our top ten SCS customers representing all of the industry groups we service, accounted for 43% of our SCS total revenue and 41% of our SCS operating revenue (revenue less subcontracted transportation). Additionally, approximately 30% of our global SCS revenue is from the automotive industry and is directly impacted by automotive vehicle production. The loss of any of these customers or a significant reduction in the services provided to any of these customers could impact our operations and adversely affect our SCS financial results. In addition, our largest SCS customers can exert downward pricing pressure and often require modifications to our standard commercial terms. While we believe our ongoing cost reduction initiatives have helped mitigate the effect of price reduction pressures from our SCS customers, there is no assurance that we will be able to maintain or improve profitability in those accounts. In 2010, we further diversified our customer base with the acquisition of TLC, which is concentrated in the consumer packaged goods industry. While we continue to focus our efforts on diversifying our customer base we may not be successful in doing so in the short-term.
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
In addition, many of our customers operate in cyclical or seasonal industries, or operate in industries, including the food and beverage industry, that may be impacted by unanticipated weather, growing conditions (such as drought, insects or disease), natural disasters and other conditions over which we have no control. A downturn in our customers' business cycles or unanticipated events impacting their businesses could cause a reduction in freight volume shipped by those customers or a reduction in their need for our SCS services.
We operate in a highly competitive industry and our business may suffer if we are unable to adequately address potential downward pricing pressures and other competitive factors.
Numerous competitive factors could impair our ability to maintain our current profitability. These factors include the following:

•	our inability to obtain expected customer retention levels or sales growth targets;

•
advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments, and our reputation with our customers may suffer if outages, system failures or delays in timely access to data occur in legacy information technology systems that support key business processes;

•	we compete with many other transportation and logistics service providers, some of which have greater capital resources than we do;

•	customers may choose to provide the services we provide for themselves;

•
some of our competitors periodically reduce their prices to gain business, and some of our smaller competitors may have lower cost structures than we do, which may limit our ability to maintain or increase prices; and

•
because cost of capital is a significant competitive factor, any increase in either our debt or equity cost of capital as a result of reductions in our debt rating or stock price volatility could have a significant impact on our competitive position.

Our profitability could be negatively impacted if the key assumptions and pricing structure prove to be invalid.
Substantially all of our lease and maintenance services and our SCS services are provided under contractual arrangements with our customers. The pricing structure for our lease and contract maintenance business is based on certain assumptions regarding capital costs, maintenance expense over the life of the contract, residual values, productivity and and the mix of fixed and variable costs, many of which are derived from historical data and trends. Under most of our SCS contracts, all or a portion of our pricing is based on certain assumptions regarding the scope of services, production volumes, operational efficiencies, the mix of fixed versus variable costs, productivity and other factors.
If we are incorrect in our assumptions, or as a result of subsequent changes in our customers' business needs or operations or market forces that are outside of our control, these assumptions prove to be invalid, we could have lower margins than anticipated. Although certain of our SCS contracts provide for renegotiation upon a material change, there is no assurance that we will be successful in obtaining the necessary price adjustments.

We establish self-insurance reserves based on historical loss development factors, which could lead to adjustments in the future based on actual development experience.
We retain a portion of the accident risk under vehicle liability and workers' compensation insurance programs. Our self-insurance accruals are based on actuarially estimated, undiscounted cost of claims, which includes claims incurred but not reported. While we believe that our estimation processes are well designed, every estimation process is inherently subject to limitations. Fluctuations in the frequency or severity of accidents make it difficult to precisely predict the ultimate cost of claims. The actual cost of claims can be different than the historical selected loss development factors because of safety performance, payment patterns and settlement patterns. For a detailed discussion on our accounting policies and assumptions relating to our self-insurance reserves, please see the section titled “Critical Accounting Estimates - Self-Insurance Accruals” in Management's Discussion and Analysis of Financial Condition and Results of Operations.
We may face difficulties in attracting and retaining drivers and technicians and may face issues with our union employees.
We hire drivers primarily for our SCS business segment and the DCC product line. There is significant competition for qualified drivers in the transportation industry. Additionally, interventions and enforcement under the CSA program may shrink the industry's pool of drivers as those drivers with unfavorable scores could leave the industry. As a result of driver shortages, we could be required to increase driver compensation, let trucks sit idle, utilize lower quality drivers or face difficulty meeting customer demands, all of which could adversely affect our growth and profitability.
Similarly, we hire technicians in our FMS business segment to perform vehicle maintenance services on our lease, contract maintenance and rental fleets. Recently there has been a decrease in the overall supply of skilled maintenance technicians, particularly new technicians with qualifications from technical programs and schools, which could make it more difficult to attract and retain skilled technicians. We have 3,000 employees that are organized by labor unions whose wages and benefits are governed by 87 labor agreements that are renegotiated periodically. Some of the businesses in which we currently engage have experienced a material work stoppage, slowdown or strike. Our business and operations could be impacted in the event of labor strikes or work stoppages involving our employees organized by labor unions in our FMS or SCS business segments.
Changes in lease accounting or other regulations may impact our customers' leasing decisions.
Demand for our full service lease product line is based in part on customers' decisions to lease rather than buy vehicles. A number of factors can impact whether customers decide to lease or buy vehicles, including accounting considerations, tax treatment, interest rates and operational flexibility. In 2010, the Financial Accounting Standards Board issued a proposed update to accounting standards that would involve a new approach to lease accounting that differs from current practice. Most notably, the new approach would eliminate off-balance sheet treatment of leases and require lessees to record leased assets on their balance sheets. If the proposed accounting standard becomes effective in its current form, it could be perceived to make leasing a less attractive option for some of our full service lease customers.
Other changes in accounting rules, estimates, assumptions and accruals and changes in current financial, tax or regulatory requirements to which we are subject could also negatively impact our business.
Our international operations subject us to operational and financial risks.
We provide services outside of the U.S., which subjects our business to various risks, including changes in tariffs, trade restrictions, trade agreements and taxes; difficulties in managing or overseeing foreign operations and agents; foreign currency fluctuations and limitations on the repatriation of funds due to foreign currency controls; different liability standards; and intellectual property laws of countries that do not protect our rights in intellectual property to the same extent as the laws of the U.S. The occurrence or consequences of any of these factors may restrict our ability to operate in the affected region and/or decrease the profitability of our operations in that region. Also, if we do not correctly anticipate changes in international economic and political conditions, we may not alter our business practices in time to avoid adverse effects.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our properties consist primarily of vehicle maintenance and repair facilities, warehouses and other real estate and improvements.
We maintain 612 FMS properties in the U.S., Puerto Rico and Canada; we own 392 of these and lease the remaining 220. Our FMS properties are primarily comprised of maintenance facilities generally including a repair shop, rental counter, fuel service island administrative offices, and used vehicle retail sales centers.
Additionally, we manage 175 on-site maintenance facilities, located at customer locations.
We also maintain 128 locations in the U.S. and Canada in connection with our domestic SCS business. Almost all of our SCS locations are leased and generally include a warehouse and administrative offices.
We maintain 105 international locations (locations outside of the U.S. and Canada) for our international businesses. These locations are in the U.K., Luxembourg, Germany, Mexico, China and Singapore. The majority of these locations are leased and may be a repair shop, warehouse or administrative office.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Ryder Common Stock Prices

	Stock Price		Dividends per Common Share
	High	Low
2012
First quarter	$57.63	51.41	0.29
Second quarter	54.28	33.95	0.29
Third quarter	43.36	32.76	0.31
Fourth quarter	51.01	38.69	0.31

2011
First quarter	$53.63	45.93	0.27
Second quarter	57.04	49.32	0.27
Third quarter	60.38	37.51	0.29
Fourth quarter	54.35	34.28	0.29
Our common shares are listed on the New York Stock Exchange under the trading symbol “R.” At January 31, 2013, there were 8,608 common stockholders of record and our stock price on the New York Stock Exchange was $56.78.

Performance Graph
The following graph compares the performance of our common stock with the performance of the Standard & Poor’s 500 Composite Stock Index and the Dow Jones Transportation 20 Index for a five year period by measuring the changes in common stock prices from December 31, 2007 to December 31, 2012.

135
110
85
60
Dollars

	2007	2008	2009	2010	2011	2012
◆Ryder System, Inc.	$100.00	83.91	91.87	120.55	124.42	120.04
■S&P 500 Index	$100.00	63.01	79.69	91.71	93.62	108.59
▲Dow Jones Index	$100.00	78.59	93.22	118.20	118.18	127.10

The stock performance graph assumes for comparison that the value of the Company’s Common Stock and of each index was $100 on December 31, 2007 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Purchases of Equity Securities
The following table provides information with respect to purchases we made of our common stock during the three months ended December 31, 2012:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program(2)
October 1 through October 31, 2012	3,933	$44.40	—	1,456,077
November 1 through November 30, 2012	5,697	45.40	—	1,456,077
December 1 through December 31, 2012	4,164	42.53	—	1,456,077
Total	13,794	$44.25	—
______________

(1)
During the three months ended December 31, 2012, we purchased an aggregate of 13,794 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

(2)
In December 2011, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2011 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company’s various employee stock, stock option and employee stock purchase plans from December 1, 2011 through December 13, 2013. The December 2011 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management established prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2011 program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended December 31, 2012, we did not repurchase any shares under this program.

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes information as of December 31, 2012 about certain plans which provide for the issuance of common stock in connection with the exercise of stock options and other share-based awards.

Plans	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights		Weighed-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
	(a)		(b)		(c)
Equity compensation plans approved by security holders:
Broad based employee stock plans	3,804,932	(1)	$46.43	(3)	3,450,340
Employee stock purchase plan	—		—		655,759
Non-employee directors' stock plans	169,721	(2)	37.24	(3)	39,802
Equity compensation plans not approved by security holders	—		—		—
Total	3,974,653		$46.36		4,145,901
_______________
(1) Includes 681,333 time-vested and performance-based restricted stock awards
(2) Includes 144,721 restricted stock units
(3) Weighted-average exercise price of outstanding options, excludes restricted stock awards and restricted stock units

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial information should be read in conjunction with Items 7 and 8 of this report.

	Years ended December 31
	2012	2011	2010	2009	2008
	(Dollars and shares in thousands, except per share amounts)
Operating Data:
Revenue	$6,256,967	6,050,534	5,136,435	4,887,254	5,999,041
Earnings from continuing operations	$200,899	171,368	124,608	90,117	257,579
Comparable earnings from continuing operations (1)	$207,445	180,630	116,988	94,630	267,144
Net earnings (2)	$209,979	169,777	118,170	61,945	199,881
Per Share Data:
Earnings from continuing operations -Diluted	$3.91	3.31	2.37	1.62	4.51
Comparable earnings from continuing operations -Diluted (1)	$4.04	3.49	2.22	1.70	4.68
Net earnings -Diluted (2)	$4.09	3.28	2.25	1.11	3.50
Cash dividends	$1.20	1.12	1.04	0.96	0.92
Book value (3)	$28.57	25.77	27.44	26.71	24.17
Financial Data:
Total assets	$8,318,979	7,617,835	6,652,374	6,259,830	6,689,508
Average assets (4)	$8,123,506	7,251,854	6,366,647	6,507,432	6,924,342
Return on average assets (%) (4)	2.6	2.3	1.9	1.0	2.9
Long-term debt	$3,452,821	3,107,779	2,326,878	2,265,074	2,478,537
Total debt	$3,820,796	3,382,145	2,747,002	2,497,691	2,862,799
Shareholders’ equity (3)	$1,467,487	1,318,153	1,404,313	1,426,995	1,345,161
Debt to equity (%) (3)	260	257	196	175	213
Average shareholders’ equity (3), (4)	$1,406,606	1,428,048	1,401,681	1,395,629	1,778,489
Return on average shareholders’ equity (%) (3), (4)	14.9	11.9	8.4	4.4	11.2
Adjusted return on average capital (%) (4), (5)	5.6	5.7	4.8	4.1	7.3
Net cash provided by operating activities of continuing operations	$1,134,124	1,041,956	1,028,034	984,956	1,248,169
Free cash flow (6)	$(384,240)	(256,773)	257,574	614,090	340,665
Capital expenditures paid	$2,133,235	1,698,589	1,070,092	651,953	1,230,401
Other Data:
Average common shares — Diluted	50,740	50,878	51,884	55,094	56,539
Number of vehicles — Owned and leased	172,500	169,900	148,700	152,400	163,400
Average number of vehicles — Owned and leased	173,700	160,900	150,700	159,500	161,500
Number of employees	27,700	27,500	25,900	22,900	28,000
_____________________

(1)
Non-GAAP financial Measure. Refer to the section titled “Overview” and “Non-GAAP Financial Measures” in Item 7 of this report for a reconciliation of comparable earnings from continuing operations to net earning from continuing operations.

(2)
Net earnings in 2012, 2011, 2010, 2009 and 2008 included earnings (losses) from discontinued operations of $9 million, or $0.18 per diluted common share, $(2) million, or $(0.03) per diluted common share, $(6) million, or $(0.12) per diluted common share, $(28) million, or $(0.51) per diluted common share, and $(58) million, or $(1.01) per diluted common share, respectively.

(3)
Shareholders’ equity at December 31, 2012, 2011, 2010, 2009 and 2008 reflected after-tax equity charges of $645 million, $595 million, $423 million, $412 million, and $480 million, respectively, related to our pension and postretirement plans.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our consolidated financial statements and related notes contained in Item 8 of this report on Form 10-K. The following MD&A describes the principal factors affecting results of operations, financial resources, liquidity, contractual cash obligations, and critical accounting estimates. The information presented in the MD&A is for the years ended December 31, 2012, 2011 and 2010 unless otherwise noted.
OVERVIEW
Ryder System, Inc. (Ryder) is a global leader in transportation and supply chain management solutions. Our business operates in highly competitive markets. Our customers select us based on numerous factors including service quality, price, technology, and service offerings. As an alternative to using our services, customers may choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors. Our customer base includes enterprises operating in a variety of industries including automotive, food service, electronics, transportation, consumer packaged goods, grocery, lumber and wood products, and home furnishing.
We operate in two business segments: Fleet Management Solutions (FMS), which provides full service leasing, contract maintenance, contract-related maintenance and commercial rental of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; and Supply Chain Solutions (SCS), which provides comprehensive supply chain consulting including distribution and transportation services in North America and Asia. The SCS segment also provides dedicated contract carriage (DCC) services, which includes vehicles and drivers as part of a dedicated transportation solution in the U.S. Prior to 2012, DCC was reported as a separate business segment. In 2012, SCS and DCC were combined as a result of aligning our internal reporting with how we operate our business. While this change did not impact our consolidated results, segment data for prior periods have been recast to be consistent with the current year presentation.
The FMS business segment is our largest segment. FMS revenue and assets in 2012 were $3.98 billion and $7.56 billion, respectively, representing 64% of our consolidated revenue and 90% of consolidated assets. SCS revenue in 2012 was $2.28 billion, representing 36% of our consolidated revenue.
In 2012, we delivered revenue and earnings growth in both business segments despite an uncertain economic climate. Consolidated revenue grew 3% and earnings from continuing operations grew 17%. In our contractual business, the largest product line, full service lease, showed organic fleet growth and our SCS business segment showed solid revenue growth. Used vehicle sales continued to perform exceptionally well, showing improvement not only in volumes, but commanding better pricing as well. We also achieved a positive spread between our return on capital and cost of capital, and our return on equity improved by 300 basis points to 14.9%.
Total revenue was $6.26 billion, up 3% from $6.05 billion in 2011. Operating revenue (total revenue less FMS fuel and subcontracted transportation) was $5.07 billion in 2012, up 5%. Operating revenue increased primarily due to organic growth in both the FMS and SCS business segments.
Earnings before income taxes (EBT) from continuing operations increased 8% in 2012 to $303 million. The improvement in EBT was primarily due to organic growth in the FMS and SCS segments and the Hill Hire acquisition completed in June 2011. Acquisitions accounted for 5% of year-over-year EBT growth. However, these increases were partially offset by lower commercial rental performance and higher pension costs. EBT also included restructuring and other items of $17 million. Earnings from continuing operations increased 17% to $201 million in 2012 and earnings per diluted common share (EPS) from continuing operations increased 18% to $3.91 per diluted common share reflecting a lower income tax rate on higher EBT.
EBT, earnings and EPS from continuing operations included certain items we do not consider indicative of our ongoing operations and have been excluded from our comparable earnings measure. The following discussion provides a summary of the 2012 and 2011 items which are discussed in more detail throughout our MD&A and within the Notes to Consolidated Financial Statements:

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

	Continuing Operations
	Earnings Before Income Taxes (EBT)	Earnings	Diluted Earnings per Share (EPS)
	(Dollars in thousands except per share amounts)
2012
Earnings/EPS from Continuing Operations	$303,117	$200,899	$3.91
Restructuring and other charges	8,070	5,263	0.11
Superstorm Sandy vehicle-related losses (1)	8,230	5,117	0.10
Acquisition-related transaction costs (1)	368	277	—
Charge related to tax law change in the U.K.	—	856	0.02
Tax benefit associated with resolution of prior year tax item	—	(4,967)	(0.10)
Comparable (2)	$319,785	$207,445	$4.04

2011
Earnings/EPS from Continuing Operations	$279,387	$171,368	$3.31
Restructuring and other charges	3,655	2,489	0.05
Acquisition-related transaction costs (1)	2,134	1,991	0.04
Charge related to tax law change in Michigan	—	5,350	0.10
Tax benefit from acquisition-related transaction costs	—	(568)	(0.01)
Comparable (2)	$285,176	$180,630	$3.49
_________________
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

Excluding the items listed above, comparable earnings from continuing operations increased 15% to $207 million in 2012 and increased 54% to $181 million in 2011. Comparable EPS from continuing operations increased 16% to $4.04 in 2012 and 57% to $3.49 per diluted common share, respectively.
Net earnings (including discontinued operations) increased 24% in 2012 to $210 million or $4.09 per diluted common share.
Free cash flow from continuing operations was negative $384 million in 2012 compared to negative $257 million in 2011. The decline was driven by higher vehicle spending. We made pension contributions of approximately $81 million and increased our annual dividend by 11% to $1.24 per share of common stock.
Capital expenditures increased 23% to $2.16 billion in 2012 and reflects planned investments to fulfill contractual full service lease sales made to customers that are renewing and growing their fleets with Ryder. Our debt balance increased 13% to $3.82 billion at December 31, 2012 due to higher vehicle capital spending levels. Our debt to equity ratio also increased to 260% from 257% in 2011. Our total obligations (including off-balance sheet debt) to equity ratio also increased to 270% from 261% in 2011.

2013 Outlook
Although customers' confidence levels and their willingness to sign long-term contracts are still affected by soft and uncertain economic conditions, we are confident that we can profitably grow contractual revenue in both our business segments in 2013. In addition, we believe that our ongoing focus on new capabilities and innovation will continue to enhance our value propositions across both business segments in ways that appeal to companies that have not outsourced before. Overall, we expect the forward momentum of our business will enable us to deliver organic growth and strong earnings, while continuing strategic investments and overcoming headwinds including higher insurance, medical and compensation costs.
In FMS, we expect continued growth in our full service lease and contractual maintenance product offerings. Given continued strong lease fleet replacement activity, our fleet is becoming newer, and therefore, less costly to maintain. Although rental demand is expected to be modestly lower, we should see improved utilization levels and pricing on a smaller fleet. In used vehicle sales, we expect higher volumes with continued strong pricing, although modestly lower than 2012. In addition, we expect depreciation benefits associated with strong used vehicle pricing realized the past few years. In SCS, our growth from new business and improved retention levels is expected to more than offset modest anticipated volume declines in the high-tech and consumer packaged goods sectors. This growth and the resulting overhead leverage is forecast to lead to continued margin expansion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Total revenue for the full-year 2013 is forecast to be $6.5 billion, an increase of 4% compared with 2012. Operating revenue for the full-year 2013 is forecast to increase 4% to $5.3 billion compared with 2012. In FMS, contractual leasing and maintenance revenue is expected to increase 4%. Commercial rental revenue is forecast to decrease by 2% due to lower demand on a smaller fleet. Total SCS revenue is forecast to increase by 5% and SCS operating revenue is anticipated to increase by 6%, reflecting new sales activity and higher retention.
ACQUISITIONS
We completed the following FMS acquisitions from 2010 to 2012, under which we acquired a company’s fleet and contractual customers. The acquisitions operate under Ryder’s name and complement our existing market coverage and service network. The results of these acquisitions have been included in our consolidated results since the dates of acquisition. See Note 3, “Acquisitions,” for further discussion.

Company Acquired	Date	Vehicles	Contractual Customers	Market
Euroway Ltd.	August 1, 2012	1,360	60	U.K.
Hill Hire plc	June 8, 2011	13,700	400	U.K.
B.I.T. Leasing	April 1, 2011	490	130	California
The Scully Companies	January 28, 2011	2,100	200	Western U.S.
Carmenita Leasing, Inc.	January 10, 2011	190	60	California
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

FULL YEAR CONSOLIDATED RESULTS

				Change
	2012	2011	2010	2012/2011	2011/2010
	(Dollars in thousands, except per share amounts)
Total revenue	$6,256,967	6,050,534	5,136,435	3%	18%
Operating revenue (1)	5,066,322	4,814,557	4,158,239	5	16
Pre-tax earnings from continuing operations	$303,117	279,387	186,305	8	50
Earnings from continuing operations	200,899	171,368	124,608	17	38
Net earnings	209,979	169,777	118,170	24	44
Earnings per common share — Diluted
Continuing operations	$3.91	3.31	2.37	18%	40%
Net earnings	4.09	3.28	2.25	25%	46%
_________________

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Revenue and cost of revenue by source
Total revenue increased 3% in 2012 to $6.26 billion and increased 18% in 2011 to $6.05 billion. Operating revenue (revenue excluding FMS fuel and all subcontracted transportation) increased 5% in 2012 to $5.07 billion and increased 16% in 2011 to $4.81 billion. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	2012		2011
	Total	Operating	Total	Operating
Organic including price and volume	2%	3%	3%	5%
Acquisitions	1	2	9	10
FMS fuel	—	—	4	—
Subcontracted transportation	—	—	1	—
Foreign exchange	—	—	1	1
Total increase	3%	5%	18%	16%
See “Operating Results by Business Segment” for a further discussion of the revenue impact from organic growth and acquisitions.
Lease and Rental

				Change
	2012	2011	2010	2012/2011	2011/2010
	(Dollars in thousands)
Lease and rental revenues	$2,695,376	2,553,877	2,309,816	6%	11%
Cost of lease and rental	1,890,659	1,746,057	1,604,253	8%	9%
Gross margin	804,717	807,820	705,563	—%	14%
Gross margin %	30%	32%	31%
Lease and rental revenues represent full service lease and commercial rental product offerings within our FMS business segment. Revenues increased 6% in 2012 to $2.70 billion and increased 11% in 2011 to $2.55 billion. In 2012, the increase was primarily driven by higher prices on lease and commercial rental vehicles, organic full service lease fleet growth and the impact of the Hill Hire acquisition partially offset by lower commercial rental demand. Improved full service lease pricing on new and replacement vehicles was driven by higher costs on new engine technology. In 2011, the increase was primarily driven by acquisitions and improved global rental demand and pricing. Pricing on commercial rental power vehicles increased 4% in 2012 and 10% in 2011.
Cost of lease and rental represents the direct costs related to lease and rental revenues. These costs are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other fixed costs such as licenses, insurance and operating taxes. Cost of lease and rental excludes interest costs from vehicle financing. Cost of lease and rental increased 8% in 2012 to $1.89 billion and increased 9% in 2011 to $1.75 billion. In 2012, the cost increase was due to the growth in the lease fleet and refreshment of the lease and rental fleets. The increase in 2011 was due to an increase in revenue and 12% higher maintenance costs on an older lease fleet.
Gross margin declined slightly to $805 million and gross margin as a percentage of revenue decreased to 30% in 2012. These decreases were due to lower commercial rental performance from lower fleet utilization partially offset by the impact of the Hill Hire acquisition and improved full service lease performance. Gross margin increased 14% to $808 million in 2011 as a result of an increase in rental pricing partially offset by higher maintenance costs on an older lease fleet.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Services

				Change
	2012	2011	2010	2012/2011	2011/2010
	(Dollars in thousands)
Services revenue	$2,707,013	2,609,174	2,109,748	4%	24%
Cost of services	2,274,118	2,186,353	1,763,018	4%	24%
Gross margin	432,895	422,821	346,730	2%	22%
Gross margin %	16%	16%	16%
Services revenue represents all the revenues associated with our SCS business segment as well as contract maintenance, contract-related maintenance and fleet support services associated with our FMS business segment. Services revenue increased 4% in 2012 to $2.71 billion and increased 24% in 2011 to $2.61 billion. In 2012, the revenue increase was primarily driven by increased volumes and new business in our SCS automotive sector and higher fuel costs passed through to our SCS segment customers. In 2011, the revenue increase was primarily driven by acquisitions in our SCS business segment.
Cost of services represent the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, SCS subcontracted transportation (purchased transportation from third parties) and maintenance costs. Cost of services increased 4% in 2012 to $2.27 billion and increased 24% in 2011 to $2.19 billion. In 2012 and 2011, the cost increase was due to an increase in revenue. The increase in 2012 also reflects higher medical benefit costs as well as $8 million of vehicle-related losses from Superstorm Sandy. Subcontracted transportation costs, which are passed through to our customers, decreased $12 million in 2012 and increased $87 million in 2011.
Services gross margin increased 2% to $433 million in 2012 and increased 22% to $423 million in 2011. Services gross margin as a percentage of revenue remained at 16% in 2012 and 2011.
Fuel

				Change
	2012	2011	2010	2012/2011	2011/2010
	(Dollars in thousands)
Fuel services revenue	$854,578	887,483	716,871	(4)%	24%
Cost of fuel services	838,673	873,466	699,107	(4)%	25%
Gross margin	15,905	14,017	17,764	13%	(21)%
Gross margin %	2%	2%	2%
Fuel services revenue decreased 4% in 2012 to $855 million and increased 24% in 2011 to $887 million. In 2012, the revenue decrease was due to fewer gallons sold partially offset by higher fuel prices passed through to customers. In 2011, the increase in revenue was due to higher fuel prices passed through to customers.
Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel decreased 4% in 2012 to $839 million and increased 25% in 2011 to $873 million. In 2012, the cost decrease was due to fewer gallons sold partially offset by an increase in fuel prices. In 2011, the increase was due an increase in fuel prices.

Fuel services gross margin increased 13% to $16 million in 2012 and decreased 21% to $14 million in 2011. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel is established based on market fuel costs.

				Change
	2012	2011	2010	2012/2011	2011/2010
	(In thousands)
Other operating expenses	$135,904	129,180	134,224	5%	(4)%
Other operating expenses includes costs related to our owned and leased facilities within the FMS business segment such as depreciation, rent, insurance, utilities and taxes. These facilities are utilized to provide maintenance to our lease, rental,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

contract maintenance and fleet support services customers. Other operating expenses also include the costs associated with used vehicle sales such as writedowns of used vehicles to fair market value and facilities costs. Other operating expenses increased in 2012 due to higher writedowns on vehicles held for sale of $10 million. Other operating expenses decreased in 2011 due to lower writedowns on vehicles held for sale of $14 million.

				Change
	2012	2011	2010	2012/2011	2011/2010
	(Dollars in thousands)
Selling, general and administrative expenses (SG&A)	$766,704	771,244	655,375	(1)%	18%
Percentage of total revenue	12%	13%	13%
Percentage of operating revenue	15%	16%	16%
SG&A expenses decreased 1% to $767 million in 2012 and increased 18% to $771 million in 2011. SG&A expenses as a percent of total revenue decreased to 12% in 2012 and remained at 13% in 2011. SG&A expenses in 2012 reflect lower incentive-based compensation of $31 million partially offset by higher pension expense and commissions from new sales activity as well as an increase in salaries and employee-related costs from organic growth and acquisitions. SG&A expenses increased in 2011 due primarily to an increase in incentive-based compensation of $37 million. SG&A expenses were also impacted by significant investments in information technology and sales initiatives. Pension expense, which primarily impacts SG&A expenses, increased $15 million in 2012 and decreased $7 million in 2011. The increase in pension expense in 2012 primarily reflects lower than expected pension asset returns in 2011 and lower assumed returns in 2012.

				Change
	2012	2011	2010	2012/2011	2011/2010
	(In thousands)
Gains on vehicle sales, net	$89,108	62,879	28,727	42%	119%
Gains on vehicle sales, net increased 42% to $89 million in 2012 due to higher sales volume and improved pricing. Increased sales volume in 2012 (up 31%) includes higher wholesaling activity to maintain inventories at appropriate levels. Despite increased wholesaling activity, average pricing on vehicles sold grew 8% in 2012. Gains on vehicle sales, net increased 119% to $63 million in 2011 due to a 30% increase in average pricing on vehicles sold.

				Change
	2012	2011	2010	2012/2011	2011/2010
	(Dollars in thousands)
Interest expense	$140,557	133,164	129,994	6%	2%
Effective interest rate	3.8%	4.3%	5.2%
Interest expense increased 6% to $141 million in 2012 and increased 2% to $133 million in 2011. The increase in 2012 and in 2011 reflects higher average outstanding debt partially offset by a lower effective interest rate. The increase in average outstanding debt is due to high levels of capital spending and funding for acquisitions. The lower effective interest rate reflects the replacement of higher interest rate debt with debt issuances at lower rates as well as an increased percentage of variable rate debt. A hypothetical 100 basis point change in short-term market interest rates would change annual pre-tax earnings by $10 million.

	2012	2011	2010
	(In thousands)
Miscellaneous income, net	$11,727	9,093	7,114
Miscellaneous income, net consists of investment income on securities held to fund certain benefit plans, interest income, gains and losses from sales of property, foreign currency transaction gains, and non-operating items. Miscellaneous income, net improved $3 million in 2012 primarily due to gains on insurance related-recoveries and higher income on investment securities. Miscellaneous income, net improved $2 million in 2011 primarily due to gains from sales of facilities and insurance-related recoveries, partially offset by lower income on our investment securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

	2012	2011	2010
	(In thousands)
Restructuring and other charges, net	$8,070	3,655	—

Refer to Note 5, “Restructuring and Other Charges,” in the Notes to Consolidated Financial Statements for a discussion of these charges.

				Change
	2012	2011	2010	2012/2011	2011/2010
	(Dollars in thousands)
Provision for income taxes	$102,218	108,019	61,697	(5)%	75%
Effective tax rate from continuing operations	33.7%	38.7%	33.1%
Our provision for income taxes and effective income tax rates are impacted by such items as enacted tax law changes, settlement of tax audits and the reversal of reserves for uncertain tax positions due to the expiration of statutes of limitation. In the aggregate, these items increased the effective rate by 2.6% in 2011 and reduced the effective rate by 5.7% in 2010. In 2012, we had a tax benefit of $5 million relating to the favorable resolution of a tax item from prior periods, which reduced the effective rate by 1.6% of pre-tax earnings from continuing operations in 2012. Excluding these items, our effective tax rate in 2012 and 2011 benefited from a higher proportionate amount of earnings in lower tax rate jurisdictions.
On December 17, 2010, the U.S. enacted the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act and on September 27, 2010, the U.S. enacted the Small Business Job Act of 2010. On January 2, 2013, the U.S. enacted the American Taxpayer Relief Act of 2012 (collectively, the “Acts”). These Acts expanded and extended bonus depreciation to qualified property placed in service during 2010 through 2013. These changes will significantly reduce our U.S. federal tax payments through 2014.

	2012	2011	2010
	(In thousands)
Earnings (Loss) from discontinued operations, net of tax	$9,080	(1,591)	(6,438)
Refer to Note 4, “Discontinued Operations,” in the Notes to Consolidated Financial Statements for a discussion of results from discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FULL YEAR OPERATING RESULTS BY BUSINESS SEGMENT

				Change
	2012	2011	2010	2012/2011	2011/2010
	(In thousands)
Revenue:
Fleet Management Solutions	$4,405,325	4,218,330	3,712,153	4%	14%
Supply Chain Solutions	2,280,586	2,206,038	1,734,834	3	27
Eliminations	(428,944)	(373,834)	(310,552)	(15)	(20)
Total	$6,256,967	6,050,534	5,136,435	3%	18%

Operating Revenue:
Fleet Management Solutions	$3,321,150	3,135,857	2,846,532	6%	10%
Supply Chain Solutions	1,944,518	1,857,544	1,473,509	5	26
Eliminations	(199,346)	(178,844)	(161,802)	(11)	(11)
Total	$5,066,322	4,814,557	4,158,239	5%	16%

EBT:
Fleet Management Solutions	$307,628	265,691	194,909	16%	36%
Supply Chain Solutions	115,193	104,898	81,683	10	28
Eliminations	(29,265)	(24,212)	(19,275)	(21)	(26)
	393,556	346,377	257,317	14	35
Unallocated Central Support Services	(42,348)	(42,549)	(41,310)	—	(3)
Non-operating pension costs	(31,423)	(18,652)	(26,551)	(68)	30
Restructuring and other charges, net and other items (1)	(16,668)	(5,789)	(3,151)	NM	NM
Earnings from continuing operations before income taxes	$303,117	279,387	186,305	8%	50%
________________

(1)
See Note 5, “Restructuring and Other Charges” and Note 26, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements for a discussion of items excluded from our segment measure of profitability.

As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Earnings Before Tax” (EBT) from continuing operations, which includes an allocation of Central Support Services (CSS) and excludes non-operating pension costs, restructuring and other charges, net and other items we do not believe are representative of the ongoing operations of the segment.
In 2012, the EBT measurement was adjusted to exclude the non-operating components of pension and other postretirement benefit costs in order to more accurately reflect the operating performance of the business segments. The non-operating components include the amortization of actuarial loss, interest cost and expected return on plan assets. All prior period segment results have been recast to present results on a comparable basis. This change had no impact on our consolidated results. The objective of the EBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal and corporate communications. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included within the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation. See Note 29, “Segment Reporting,” in the Notes to Consolidated Financial Statements for a description of how the remainder of CSS costs are allocated to the business segments.
Our FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to our SCS segment. Inter-segment revenue and EBT are accounted for at rates similar to those executed with third parties. EBT

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

related to inter-segment equipment and services billed to customers (equipment contribution) are included in both FMS and SCS and then eliminated (presented as “Eliminations”).

The following table provides a reconciliation of items excluded from our segment EBT measure to their classification within our Consolidated Statements of Earnings:

Description	Consolidated Statements of Earnings Line Item	2012	2011	2010
		(In thousands)
Severance and employee-related costs (1)	Restructuring and other charges	$(7,205)	(3,162)	—
Contract termination costs (1)	Restructuring and other charges	(865)	(493)	—
Restructuring and other charges, net		(8,070)	(3,655)	—
Superstorm Sandy vehicle-related losses (2)	Cost of services	(8,230)	—	—
Non-operating pension costs	SG&A	(31,423)	(18,652)	(26,551)
Gain on sale of property (2)	Miscellaneous income	—	—	946
Acquisition transaction costs (2)	SG&A	(368)	(2,134)	(4,097)
		$(48,091)	(24,441)	(29,702)
________________

(1)	See Note 5, “Restructuring and Other Charges,” in the Notes to Consolidated Financial Statements for additional information.

(2)	See Note 26, “Other Items Impacting Comparability” in the Notes to Consolidated Financial Statements for additional information.

The following table reconciles FMS segment revenue to revenue from external customers:

	2012	2011	2010
	(In thousands)
Full service lease revenue	$2,102,212	1,996,273	1,934,346
Commercial rental revenue	772,799	722,557	525,083
Full service lease and commercial rental revenue	2,875,011	2,718,830	2,459,429
Intercompany revenue	(179,635)	(164,953)	(149,613)
Full service lease and commercial rental revenue from external customers	$2,695,376	2,553,877	2,309,816

FMS services revenue	$446,139	417,027	387,103
Intercompany revenue	(19,712)	(13,891)	(12,189)
FMS services revenue from external customers	$426,427	403,136	374,914

FMS fuel services revenue	$1,084,175	1,082,473	865,621
Intercompany revenue	(229,597)	(194,990)	(148,750)
Fuel services revenue from external customers	$854,578	887,483	716,871

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Fleet Management Solutions

				Change
	2012	2011	2010	2012/2011	2011/2010
	(Dollars in thousands)
Full service lease	$2,102,212	1,996,273	1,934,346	5%	3%
Contract maintenance	187,229	182,282	179,745	3	1
Contractual revenue	2,289,441	2,178,555	2,114,091	5	3
Contract-related maintenance	186,955	165,621	139,910	13	18
Commercial rental	772,799	722,557	525,083	7	38
Other	71,955	69,124	67,448	4	2
Operating revenue (1)	3,321,150	3,135,857	2,846,532	6	10
Fuel services revenue	1,084,175	1,082,473	865,621	—	25
Total revenue	$4,405,325	4,218,330	3,712,153	4%	14%

Segment EBT	$307,628	265,691	194,909	16%	36%

Segment EBT as a % of total revenue	7.0%	6.3%	5.3%	70 bps	100 bps

Segment EBT as a % of operating revenue (1)	9.3%	8.5%	6.8%	80 bps	170 bps
____________________

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

Total revenue increased 4% in 2012 to $4.41 billion and increased 14% in 2011 to $4.22 billion. Operating revenue (revenue excluding fuel) increased 6% in 2012 to $3.32 billion and increased 10% in 2011 to $3.14 billion. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	2012		2011
	Total	Operating	Total	Operating
Organic including price and volume	2%	4%	4%	4%
Acquisitions	2	2	4	5
FMS fuel	—	—	5	—
Foreign exchange	—	—	1	1
Total increase	4%	6%	14%	10%
2012 versus 2011
Full service lease revenue increased 5% in 2012 reflecting higher prices on replacement vehicles and organic fleet growth as well as the impact of the Hill Hire acquisition. The higher pricing on new and replacement vehicles was driven by higher costs on new engine technology. We expect favorable full service lease comparisons to continue next year primarily due to organic growth. Commercial rental revenue increased 7% in 2012 reflecting acquisitions and higher pricing (up 4% in 2012) partially offset by lower market demand. We expect unfavorable commercial rental revenue comparisons next year driven by lower demand on a smaller fleet. Fuel services revenue was $1.1 billion in 2012, unchanged from the prior year, as higher fuel prices passed through to customers were offset by fewer gallons sold.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FMS EBT increased 16% in 2012 to $308 million primarily due to lower compensation-related expenses, organic growth of the lease fleet and the impact of the Hill Hire acquisition. Year over year comparisons also benefited from improved used vehicle sales results. The increase in EBT was partially offset by lower commercial rental results. Acquisitions increased FMS EBT by 5%. Used vehicle sales results improved primarily due to stronger volumes on 8% higher pricing, partially offset by increased carrying costs on a larger inventory. Although pricing increased, commercial rental performance decreased 3% as a result of lower utilization on a 10% larger average fleet (including trailers). FMS EBT in 2012 includes a benefit of $18 million resulting from residual value changes on revenue earning equipment.
2011 versus 2010
Full service lease revenue increased 3% reflecting the impact of acquisitions. Commercial rental revenue increased 38% in 2011 reflecting improving global market demand and higher pricing (up 10% in 2011). Fuel services revenue increased 25% in 2011 due to higher fuel prices passed through to customers.
FMS EBT increased 36% in 2011 to $266 million primarily due to significantly better commercial rental performance, improved used vehicle sales results, and the impact of acquisitions. The increase in EBT was partially offset by higher compensation-related expenses as well as higher maintenance costs on an older fleet. Commercial rental performance improved 66% as a result of increased market demand and higher pricing on a 23% larger average fleet. The increase in the average fleet reflects organic growth of 13% and an acquisition-related impact of 10%. Used vehicle sales results improved by $49 million primarily due to higher pricing. The improvements in our commercial rental and used vehicle sales activities allowed us to better leverage our fixed costs. Acquisitions increased FMS EBT by 15%.

The following table provides rental statistics on our global fleet:

				Change
	2012	2011	2010	2012/2011	2011/2010
	(Dollar in thousands)
Non-lease customer rental revenue	$442,520	434,043	332,077	2%	31%
Lease customer rental revenue (1)	$330,279	288,514	193,006	14%	49%
Average commercial rental power fleet size – in service (2), (3)	30,200	28,500	23,800	6%	20%
Commercial rental utilization – power fleet	74.9%	77.6%	76.1%	(270) bps	150 bps
______________

(1)	Lease customer rental revenue is revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.

(2)	Number of units rounded to nearest hundred and calculated using average counts.

(3)	Fleet size excluding trailers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):
				Change
	2012	2011	2010	2012/ 2011	2011/2010
End of period vehicle count
By type:
Trucks(1)	68,800	68,400	63,000	1%	9%
Tractors (2)	58,800	55,700	49,600	6	12
Trailers (3), (4)	42,700	43,300	33,000	(1)	31
Other	2,200	2,500	3,100	(12)	(19)
Total	172,500	169,900	148,700	2%	14%

By ownership:
Owned	168,000	166,500	145,000	1%	15%
Leased	4,500	3,400	3,700	32	(8)
Total	172,500	169,900	148,700	2%	14%

By product line:
Full service lease (4)	122,400	121,000	111,100	1%	9%
Commercial rental (4)	38,000	39,600	29,700	(4)	33
Service vehicles and other	2,900	3,000	2,700	(3)	11
Active units	163,300	163,600	143,500	—	14
Held for sale	9,200	6,300	5,200	46	21
Total	172,500	169,900	148,700	2	14
Customer vehicles under contract maintenance	37,800	35,300	33,400	7	6
Total vehicles under service	210,300	205,200	182,100	2%	13%

Average vehicle count
By product line:
Full service lease	121,900	116,200	112,500	5%	3%
Commercial rental	40,100	36,600	29,800	10	23
Service vehicles and other	2,900	2,900	2,600	—	12
Active units	164,900	155,700	144,900	6	7
Held for sale	8,800	5,200	5,800	69	(10)
Total	173,700	160,900	150,700	8	7
Customer vehicles under contract maintenance	36,500	34,100	33,700	7%	1%
__________________

(1)	Generally comprised of Class 1 through Class 6 type vehicles with a Gross Vehicle Weight (GVW) up to 26,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Classes 7 and 8 type vehicles with a GVW of over 26,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.

(4)
Includes 8,500 trailers (5,300 full service lease and 3,200 commercial rental) and 9,500 trailers (6,100 full service lease and 3,400 commercial rental) as of December 31, 2012 and 2011, respectively, acquired as part of the Hill Hire acquisition.

Note:	Average vehicle counts were computed using 24-point average based on monthly information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The totals in the previous table include the following non-revenue earning equipment for the global fleet (number of units rounded to the nearest hundred):

				Change
Number of Units	2012	2011	2010	2012/2011	2011/2010
Not yet earning revenue (NYE)	2,200	2,600	800	(15)%	225%
No longer earning revenue (NLE):
Units held for sale	9,200	6,300	5,200	46	21
Other NLE units	2,800	2,600	2,000	8	30
Total	14,200	11,500	8,000	23%	44%
NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. For 2012, the number of NYE units decreased compared with prior year reflecting lower rental replacement activity. NLE units represent all vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. Accordingly, these vehicles may be temporarily out of service, being prepared for sale or awaiting redeployment. For 2012, the number of NLE units grew because of increased levels of lease replacement activity and rental fleet downsizing due to reduced demand. We expect NLE units to remain at similar levels in 2013.
Supply Chain Solutions

				Change
	2012	2011	2010	2012/2011	2011/2010
	(Dollars in thousands)
Operating revenue:
Automotive	$563,493	469,245	448,670	20%	5%
High-tech	317,480	333,603	308,814	(5)	8
Retail and CPG	711,189	711,037	394,749	—	80
Industrial and other	352,356	343,659	321,276	3	7
Total operating revenue (1)	1,944,518	1,857,544	1,473,509	5	26
Subcontracted transportation	336,068	348,494	261,325	(4)	33
Total revenue	$2,280,586	2,206,038	1,734,834	3%	27%
Segment EBT	$115,193	104,898	81,683	10%	28%
Segment EBT as a % of total revenue	5.1%	4.8%	4.7%	30 bps	10 bps
Segment EBT as a % of operating revenue (1)	5.9%	5.6%	5.5%	30 bps	10 bps

Memo:
Dedicated services total revenue	$1,295,094	1,192,967	1,031,138	9%	16%
Dedicated services operating revenue (1) (2)	$1,137,379	1,027,192	912,684	11%	13%
Average fleet	11,500	11,100	10,500	4%	6%
Fuel costs (3)	$258,881	223,664	162,734	16%	37%
__________________

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

(2)	Operating revenue excludes dedicated subcontracted transportation as follows: $158 million, $166 million and $118 million for 2012, 2011 and 2010, respectively.

(3)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.

Total revenue increased 3% in 2012 to $2.28 billion and increased 27% in 2011 to $2.21 billion. Operating revenue (revenue excluding subcontracted transportation) increased 5% in 2012 to $1.94 billion and increased 26% in 2011 to $1.86 billion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	2012		2011
	Total	Operating	Total	Operating
Organic including price and volume	1%	3%	2%	2%
Fuel cost pass-throughs	2	2	2	3
Acquisition	—	—	19	20
Subcontracted transportation	—	—	3	—
Foreign exchange	—	—	1	1
Total increase	3%	5%	27%	26%
We expect favorable revenue comparisons to continue next year primarily due to actual and planned new sales activity.
2012 versus 2011
SCS EBT increased 10% in 2012 to $115.2 million due to stronger earnings in the automotive sector and lower compensation-related expenses partially offset by higher medical benefit costs and lower results in the consumer packaged goods and high tech sectors.
2011 versus 2010
SCS EBT increased 28% in 2011 to $104.9 million. The TLC acquisition increased SCS EBT by 16% during 2011. SCS EBT also benefited from higher freight volumes across all industries, new business, and favorable insurance development. These benefits were partially offset by increased compensation-related expenses.
Central Support Services

				Change
	2012	2011	2010	2012/ 2011	2011/ 2010
	(In thousands)
Human resources	$19,259	19,416	15,504	(1)%	25%
Finance	51,262	49,771	50,871	3	(2)
Corporate services and public affairs	14,132	12,964	13,979	9	(7)
Information technology	60,093	61,591	56,873	(2)	8
Health and safety	7,887	7,540	7,126	5	6
Other	41,369	51,378	38,226	(19)	34
Total CSS	194,002	202,660	182,579	(4)	11
Allocation of CSS to business segments	(151,654)	(160,111)	(141,269)	(5)	13
Unallocated CSS	$42,348	42,549	41,310	—%	3%
2012 versus 2011
Total CSS costs decreased 4% in 2012 to $194 million due to lower compensation-related expenses. Unallocated CSS costs decreased slightly in 2012 to $42 million due to lower compensation related expenses offset by higher higher professional fees and medical benefits.
2011 versus 2010
Total CSS costs increased 11% in 2011 to $203 million primarily due to increased compensation costs, information technology investments and professional services from strategic initiatives. Unallocated CSS costs increased 3% in 2011 to $43 million due to higher compensation costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FOURTH QUARTER CONSOLIDATED RESULTS

	Three months ended December 31,		Change
	2012	2011	2012/ 2011
	(Dollars in thousands, except per share amounts)
Total revenue	$1,583,536	1,541,094	3%
Operating revenue	1,287,571	1,236,992	4

Pre-tax earnings from continuing operations (EBT)	$81,840	73,112	12
Earnings from continuing operations	54,945	47,664	15
Net earnings	53,844	48,095	12

Earnings per common share — Diluted
Continuing operations	$1.07	0.92	16%
Net earnings	$1.05	0.93	13%
Revenue
Total revenue increased 3% in the fourth quarter of 2012 to $1.58 billion. Operating revenue (revenue excluding FMS fuel and all subcontracted transportation) increased 4% in the fourth quarter of 2012 to $1.29 billion. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended December 31, 2012
	Total	Operating
Organic including price and volume	3%	3%
Acquisitions	—	1
Total increase	3%	4%
EBT increased 12% in the fourth quarter of 2012 to $82 million. The increase in EBT was primarily driven by strong performance in both the FMS and SCS business segments. See “Fourth Quarter Operating Results by Business Segment” for further discussion of operating results. EBT also included a charge of $8 million associated with certain vehicle-related losses from Superstorm Sandy. Excluding these charges, comparable EBT increased 18% in the fourth quarter of 2012 to $90 million.
Earnings and Diluted Earnings Per Share (EPS) from Continuing Operations
Earnings from continuing operations increased 15% to $55 million and EPS from continuing operations increased 16% to $1.07 in the fourth quarter of 2012. Earnings and EPS from continuing operations in the fourth quarter of 2012 included $5.1 million, or $0.10 per diluted common share, of Superstorm Sandy vehicle-related losses. Earnings and EPS from continuing operations in the fourth quarter of 2011 included $2 million, or $0.05 per diluted common share, of acquisition-related restructuring and other charges. Excluding these items, comparable earnings and EPS from continuing operations increased 20% to $60 million and 21% to $1.17 per diluted common share, respectively.
We believe that comparable EBT, comparable earnings from continuing operations and comparable EPS from continuing operations measures provide useful information to investors because they exclude significant items that are unrelated to our ongoing business operations. See Note 26, “Other Items Impacting Comparability,” for information regarding items excluded from the 2012 results.

Net Earnings and EPS
Net earnings increased 12% in the fourth quarter of 2012 to $54 million or $1.05 per diluted common share. Net earnings in the fourth quarter were impacted by losses from discontinued operations of $1 million in 2012 versus earnings of $0.4 million in 2011. The losses from discontinued operations in 2012 were due to adverse legal and insurance reserve developments. The earnings from discontinued operations in 2011 were due to $1 million of favorable insurance reserve developments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

FOURTH QUARTER OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended December 31,		Change
	2012	2011	2012/2011
	(In thousands)
Revenue:
Fleet Management Solutions	$1,117,679	1,074,655	4%
Supply Chain Solutions	575,254	565,297	2
Eliminations	(109,397)	(98,858)	(11)
Total	$1,583,536	1,541,094	3%
Operating Revenue:
Fleet Management Solutions	$849,457	813,313	4%
Supply Chain Solutions	489,113	471,803	4
Eliminations	(50,999)	(48,124)	(6)
Total	$1,287,571	1,236,992	4%
EBT:
Fleet Management Solutions	$86,044	73,793	17%
Supply Chain Solutions	31,010	25,520	22
Eliminations	(8,637)	(7,115)	(21)
	108,417	92,198	18
Unallocated Central Support Services	(10,500)	(11,125)	6
Non-operating pension costs	(7,858)	(4,667)	(68)
Restructuring and other charges, net and other items	(8,219)	(3,294)	NM
Earnings from continuing operations before income taxes	$81,840	73,112	12%
Fleet Management Solutions
Total revenue increased 4% to $1.12 billion in the fourth quarter of 2012. Operating revenue (revenue excluding fuel) increased 4% in the fourth quarter of 2012 to $849 million. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year.

	Three months ended December 31, 2012
	Total	Operating
Organic including price and volume	2%	3%
Acquisitions	1	1
FMS fuel	1	—
Total increase	4%	4%
Fuel services revenue increased 3% in the fourth quarter of 2012 due to higher prices passed through to customers. Full service lease revenue increased 6% in the fourth quarter of 2012 due to higher prices on replacement vehicles and organic fleet growth. Commercial rental revenue decreased 1% in the fourth quarter of 2012 reflecting lower market demand partially offset by higher pricing.

FMS EBT increased 17% in the fourth quarter of 2012 to $86 million primarily due to lower lease maintenance costs on a newer fleet, organic growth in the lease fleet, and lower compensation-related expenses. The increase in EBT was partially offset by lower commercial rental performance as a result of lower market demand on a 3% smaller average fleet.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Supply Chain Solutions
Total revenue increased 2% in the fourth quarter of 2012 to $575 million. Operating revenue (revenue excluding subcontracted transportation) increased 4% in the fourth quarter of 2012 to $489 million. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended December 31, 2012
	Total	Operating
Organic including price and volume	1%	3%
Fuel cost pass-throughs	1	1
Subcontracted transportation	(1)	—
Foreign exchange	1	—
Total increase	2%	4%
SCS EBT increased 22% in the fourth quarter of 2012 to $31 million reflecting higher volumes and new business in both the automotive sector and dedicated services partially offset by higher medical costs.
Central Support Services
Total CSS costs decreased 6% in the fourth quarter of 2012 to $49 million primarily due to lower compensation-related expenses and professional fees. Unallocated CSS costs decreased 6% in the fourth quarter of 2012 to $11 million primarily due to lower compensation-related expenses.

FINANCIAL RESOURCES AND LIQUIDITY
Cash Flows
The following is a summary of our cash flows from operating, financing and investing activities from continuing operations:

	2012	2011	2010
	(In thousands)
Net cash provided by (used in):
Operating activities	$1,134,124	1,041,956	1,028,034
Financing activities	333,805	504,202	78,166
Investing activities	(1,504,273)	(1,657,172)	(982,464)
Effect of exchange rate changes on cash	1,344	3,219	1,723
Net change in cash and cash equivalents	$(35,000)	(107,795)	125,459

Cash provided by operating activities from continuing operations increased to $1.13 billion in 2012 compared with $1.04 billion in 2011 because of higher cash-based earnings. Cash provided by financing activities decreased to $334 million in 2012 from $504 million in 2011 due to lower borrowing needs to fund acquisitions and capital spending. Cash used in investing activities decreased to $1.50 billion in 2012 compared with $1.66 billion in 2011 primarily due to lower acquisition-related spending partially offset by higher vehicle capital spending.
Cash provided by operating activities from continuing operations increased to $1.04 billion in 2011 compared with $1.03 billion in 2010 because of higher cash-based earnings partially offset by an increase in working capital needs. Cash provided by financing activities increased to $504 million in 2011 from $78 million in 2010 due to higher borrowing needs to fund acquisitions and capital spending. Cash used in investing activities increased to $1.66 billion in 2011 compared with $982 million in 2010 primarily due to higher vehicle capital spending and acquisition-related payments in 2011.
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
The following table shows the sources of our free cash flow computation:

	2012	2011	2010
	(In thousands)
Net cash provided by operating activities	$1,134,124	1,041,956	1,028,034
Sales of revenue earning equipment	405,440	290,336	220,843
Sales of operating property and equipment	7,350	9,905	13,844
Collections on direct finance leases	71,897	62,224	61,767
Sale and leaseback of revenue earning equipment	130,184	37,395	—
Other, net	—	—	3,178
Total cash generated	1,748,995	1,441,816	1,327,666
Purchases of property and revenue earning equipment	(2,133,235)	(1,698,589)	(1,070,092)
Free cash flow	$(384,240)	(256,773)	257,574

Free cash flow decreased to negative $384 million in 2012 compared with negative $257 million in 2011 primarily due to higher vehicle capital spending partially offset by higher proceeds from sale (and lease-back) of revenue earning equipment. Free cash flow decreased to negative $257 million in 2011 compared with positive $258 million in 2010 primarily due to higher vehicle capital spending partially offset by higher proceeds from sale of revenue earning equipment. We expect free cash flow in 2013 to improve to negative $130 to $190 million reflecting continued higher capital spending but below 2012 levels.
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
The following is a summary of capital expenditures:

	2012	2011	2010
	(In thousands)
Revenue earning equipment:
Full service lease	$1,548,318	1,067,025	646,671
Commercial rental	542,301	622,181	378,678
	2,090,619	1,689,206	1,025,349
Operating property and equipment	70,144	70,673	62,302
Total capital expenditures (1)	2,160,763	1,759,879	1,087,651
Changes in accounts payable related to purchases of revenue earning equipment	(27,528)	(61,290)	(17,559)
Cash paid for purchases of property and revenue earning equipment	$2,133,235	1,698,589	1,070,092
_____________

(1)
Capital expenditures exclude non-cash additions of approximately $20 million in 2012 and $37 million in 2011 in assets held under capital leases resulting from the Euroway acquisition in 2012 and a sale-leaseback transaction in 2011. Non-cash additions also exclude approximately $1 million, $2 million and $2 million in 2012, 2011 and 2010, respectively, in assets held under capital leases resulting from the extension of existing operating leases and other additions.

Capital expenditures (accrual basis) increased 23% to $2.16 billion in 2012 reflecting investments to fulfill contractual sales made to customers renewing and growing their full service lease fleets with us. Capital expenditures (accrual basis) increased 62% to $1.76 billion in 2011. We expect capital expenditures to decrease to $1.8 to $1.9 billion in 2013, reflecting significantly lower commercial rental spending partially offset by continued investments in the lease fleet. We expect to fund 2013 capital expenditures with both internally generated funds and additional debt financing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Working Capital

	2012	2011
	(In thousands)
Current assets	$1,040,237	$1,088,173
Current liabilities	1,272,665	1,173,823
Working capital	$(232,428)	$(85,650)
Our net working capital (current assets less current liabilities) was negative $232 million at December 31, 2012 compared with negative $86 million at December 31, 2011. The decrease in net working capital was primarily due to increased current debt balances and reduced cash balances. Excluding debt, other working capital components decreased $53 million primarily due to lower cash balances. We have a global revolving credit facility which is used primarily to finance working capital and provide support for the issuance of of unsecured commercial paper in the U.S. and Canada. See "Financing and Other Funding Transactions" for further discussion on the adequacy of our funding sources to meet our operating, investing and financing needs.
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
Our debt ratings and ratings outlook at December 31, 2012 were as follows:

	Short-term		Long-term
	Rating	Outlook	Rating	Outlook
Moody’s Investors Service	P2	Stable	Baa1	Stable
Standard & Poor’s Ratings Services	A2	Stable	BBB	Stable (1)
Fitch Ratings	F2	Stable	A-	Stable
______________
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
At December 31, 2012, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$538
Trade receivables program	175
We have a $900 million global revolving credit facility with a syndicate of twelve lending institutions which matures in June 2016 and is used primarily to finance working capital and provide support for the issuance of unsecured commercial paper in the U.S. and Canada. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth, of less than or equal to 300%. Net worth, as defined in the credit facility and amended in April 2012, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at December 31, 2012 was 180%.
We also have a $175 million trade receivables purchase and sale program, pursuant to which we ultimately sell certain ownership interests in certain of our domestic trade accounts receivable to a receivables conduit or committed purchasers. In

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

October 2012, we renewed the trade receivables purchase and sale program. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. If no event occurs which causes early termination, the 364-day program will expire on October 25, 2013.
On February 6, 2013, Ryder filed an automatic shelf registration statement on Form S-3 with the SEC. The registration is for an indeterminate number of securities and is effective for three years. Under this universal shelf registration statement, we have the capacity to offer and sell from time to time various types of securities, including common stock, preferred stock and debt securities, subject to market demand and ratings status.
Refer to Note 16, “Debt,” in the Notes to Consolidated Financial Statements for a discussion around the global revolving credit facility as well as the issuance of medium-term notes and debt maturities.

The following table shows the movements in our debt balance:

	2012	2011
	(In thousands)
Debt balance at January 1	$3,382,145	2,747,002
Cash-related changes in debt:
Net change in commercial paper borrowings	(64,751)	46,749
Proceeds from issuance of medium-term notes	698,635	699,244
Proceeds from issuance of other debt instruments	47,142	267,158
Retirement of medium-term notes and debentures	(214,000)	(375,000)
Other debt repaid, including capital lease obligations	(69,937)	(44,427)
	397,089	593,724
Non-cash changes in debt:
Fair market value of debt and capital leases assumed on acquisition	20,308	—
Fair market value adjustment on notes subject to hedging	(5,118)	6,414
Addition of capital lease obligations	740	39,279
Changes in foreign currency exchange rates and other non-cash items	25,632	(4,274)
Total changes in debt	438,651	635,143
Debt balance at December 31	$3,820,796	3,382,145
In accordance with our funding philosophy, we attempt to match the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25%-45% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total obligations (including notional value of swap agreements) was 33% and 40% at December 31, 2012 and 2011, respectively.
Ryder’s leverage ratios and a reconciliation of on-balance sheet debt to total obligations were as follows:

	2012	% of Equity	2011	% of Equity
	(Dollars in thousands)
On-balance sheet debt	$3,820,796	260%	$3,382,145	257%
Off-balance sheet debt — PV of minimum lease payments and guaranteed residual values under operating leases for vehicles (1)	147,987		63,960
Total obligations	$3,968,783	270%	$3,446,105	261%
_____________

(1)	Present value (PV) does not reflect payments we would be required to make if we terminated the related leases prior to the scheduled expiration dates.
On-balance sheet debt to equity consists of balance sheet debt divided by total equity. Total obligations to equity represents balance sheet debt plus the present value of minimum lease payments and guaranteed residual values under operating leases for vehicles, discounted based on our incremental borrowing rate at lease inception, all divided by total equity. Although total obligations is a non-GAAP financial measure, we believe that total obligations is useful as it provides a more complete analysis of our existing financial obligations and helps better assess our overall leverage position. The increase in our leverage ratios in 2012 was due to increased investments in vehicles as well as a pension equity charge.
Off-Balance Sheet Arrangements
Sale and leaseback transactions. Refer to Note 15, “Leases,” in the Notes to Consolidated Financial Statements for a

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

discussion of our sale-leaseback transactions.
Guarantees. Refer to Note 19, “Guarantees,” in the Notes to Consolidated Financial Statements for a discussion of our agreements involving guarantees.
Contractual Obligations and Commitments
As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as debt agreements, lease agreements and unconditional purchase obligations. The following table summarizes our expected future contractual cash obligations and commitments at December 31, 2012:

	2013	2014-2015	2016-2017	Thereafter	Total
			(In thousands)
Debt	$359,821	1,067,236	1,821,351	513,645	3,762,053
Capital lease obligations	6,841	12,623	11,854	10,700	42,018
Total debt, including capital leases (1)	366,662	1,079,859	1,833,205	524,345	3,804,071
Interest on debt (2)	127,190	210,215	100,476	88,069	525,950
Operating leases (3)	106,688	150,816	55,626	58,765	371,895
Purchase obligations (4)	320,036	20,129	10,546	346	351,057
Total contractual cash obligations	553,914	381,160	166,648	147,180	1,248,902
Insurance obligations (primarily self-insurance)	133,459	103,679	40,109	34,926	312,173
Other long-term liabilities (5), (6), (7)	2,438	3,353	2,814	50,337	58,942
Total	$1,056,473	1,568,051	2,042,776	756,788	5,424,088
____________

(1)	Net of unamortized discount and excludes the fair market value adjustment on notes subject to hedging.

(2)
Total debt matures at various dates through fiscal year 2025 and bears interest principally at fixed rates. Interest on variable-rate debt is calculated based on the applicable rate at December 31, 2012. Amounts are based on existing debt obligations, including capital leases, and do not consider potential refinancing of expiring debt obligations.

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

(6)
The amounts exclude our estimated pension contributions. For 2013, our pension contributions, including our minimum funding requirements as set forth by ERISA and international regulatory bodies, are expected to be $66 million. Our minimum funding requirements after 2013 are dependent on several factors. However, we estimate that the undiscounted required global contributions over the next five years are approximately $533 million (pre-tax) (assuming expected long-term rate of return realized and other assumptions remain unchanged). We also have payments due under our other postretirement benefit (OPEB) plans. These plans are not required to be funded in advance, but are pay-as-you-go. See Note 24,“Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for further discussion.

(7)
The amounts exclude $58 million of liabilities associated with uncertain tax positions as we are unable to reasonably estimate the ultimate amount or timing of settlement. See Note 14, “Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Pension Information
In recent years, we made amendments to defined benefit retirement plans which froze the retirement benefits for non-grandfathered and certain non-union employees in the U.S., Canada and the United Kingdom. As a result of these amendments, non-grandfathered plan participants ceased accruing benefits under the plan as of the respective amendment effective date and began receiving an enhanced benefit under a defined contribution plan. All retirement benefits earned as of the amendment effective date were fully preserved and will be paid in accordance with the plan and legal requirements. There was no material impact to our financial condition and operating results from the plan amendments.
Due to the underfunded status of our defined benefit plans, we had an accumulated net pension equity charge (after-tax) of $645 million and $595 million at December 31, 2012 and 2011, respectively. The higher equity charge in 2012 reflects the impact of a lower discount rate. The total asset return for our U.S. qualified pension plan (our primary plan) was 12.8% in 2012.
The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. During 2012, total pension contributions, including our international plans, were $81 million compared with $65 million in 2011. We estimate 2013 required pension contributions will be $66 million. After considering the 2012 contributions and asset performance, the projected present value of estimated global pension contributions that would be required over the next 5 years totals approximately $496 million (pre-tax). Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in future years. The ultimate amount of contributions is also dependent upon the requirements of applicable laws and regulations. See Note 24, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.
Pension expense totaled $49 million in 2012 compared to $34 million in 2011. The increase in pension expense primarily reflects lower than expected pension asset returns in 2011 and lower assumed returns in 2012. We expect 2013 pension expense to decrease approximately $8 million primarily because of a higher than expected actual return on plan assets in 2012. Our 2013 pension expense estimates are subject to change based upon the completion of the actuarial analysis for all pension plans. See the section titled “Critical Accounting Estimates — Pension Plans” for further discussion on pension accounting estimates.
We participate in eleven U.S. multi-employer pension (MEP) plans that provide defined benefits to employees covered by collective bargaining agreements. At December 31, 2012, approximately 1,000 employees (approximately 4% of total employees) participated in these MEP plans. The annual net pension cost of the MEP plans is equal to the annual contribution determined in accordance with the provisions of negotiated labor contracts. Our current annualized MEP plan contributions total approximately $7 million. Pursuant to current U.S. pension laws, if any MEP plans fail to meet certain minimum funding thresholds, we could be required to make additional MEP plan contributions, until the respective labor agreement expires, of up to 10% of current contractual requirements. Several factors could cause MEP plans not to meet these minimum funding thresholds, including unfavorable investment performance, changes in participant demographics, and increased benefits to participants. The plan administrators and trustees of the MEP plans provide us with the annual funding notice as required by law. This notice sets forth the funded status of the plan as of the beginning of the prior year but does not provide any company-specific information.
Employers participating in MEP plans can elect to withdraw from the plans, contingent upon labor union consent, and be subject to a withdrawal obligation based on, among other factors, the MEP plan’s unfunded vested benefits. U.S. pension regulations provide that an employer can fund its withdrawal obligation in a lump sum or over a time period of up to 20 years based on previous contribution rates. Based on the most recently available plan information, obtained in 2012, we estimate our pre-tax contingent MEP plan withdrawal obligation to be approximately $35 million. We have no current intention of taking any action that would subject us to the payment of material withdrawal obligations; however, under applicable law, in very limited circumstances, the plan trustee can impose these obligations on us. See Note 24, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements for additional information.

Share Repurchase Programs and Cash Dividends
Refer to Note 20, “Share Repurchase Programs,” in the Notes to Consolidated Financial Statements for a discussion on our share repurchase programs. We plan to temporarily pause our anti-dilutive share repurchase program in order to appropriately manage our leverage and to allow us to maintain near-term balance sheet flexibility.
Cash dividend payments to shareholders of common stock were $61 million in 2012, $58 million in 2011, and $54 million in 2010. During 2012, we increased our annual dividend to $1.24 per share of common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

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
At December 31, 2012, we had $2.47 billion of fixed-rate debt outstanding (excluding capital leases) with a weighted-average interest rate of 4.4% and a fair value of $2.68 billion. A hypothetical 10% decrease or increase in the December 31, 2012 market interest rates would impact the fair value of our fixed-rate debt by approximately $22 million at December 31, 2012. Changes in the relative sensitivity of the fair value of our financial instrument portfolio for these theoretical changes in the level of interest rates are primarily driven by changes in our debt maturities, interest rate profile and amount.
At December 31, 2012, we had $1.29 billion of variable-rate debt, including the impact of interest rate swaps, which effectively changed $550 million of fixed-rate debt instruments to LIBOR-based floating-rate debt. Changes in the fair value of the interest rate swaps were offset by changes in the fair value of the debt instruments and no net gain or loss was recognized in earnings. The fair value of our interest rate swap agreements at December 31, 2012 was recorded as an asset totaling $17 million. The fair value of our variable-rate debt at December 31, 2012 was $1.31 billion. A hypothetical 10% increase in market interest rates would have impacted 2012 pre-tax earnings from continuing operations by approximately $2 million.
We also are subject to interest rate risk with respect to our pension and postretirement benefit obligations, as changes in interest rates will effectively increase or decrease our liabilities associated with these benefit plans, which also results in changes to the amount of pension and postretirement benefit expense recognized each period.
Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying, selling and financing in currencies other than local currencies and to the carrying value of net investments in foreign subsidiaries. The majority of our transactions are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed include the Canadian dollar, British pound sterling and Mexican peso. We manage our exposure to foreign currency exchange rate risk related to our foreign operations’ buying, selling and financing in currencies other than local currencies by naturally offsetting assets and liabilities not denominated in local currencies to the extent possible. A hypothetical uniform 10% strengthening in the value of the dollar relative to all the currencies in which our transactions are denominated would result in a decrease to pre-tax earnings from continuing operations of approximately $7 million. We also use foreign currency option contracts and forward agreements from time to time to hedge foreign currency transactional exposure. We generally do not hedge the translation exposure related to our net investment in foreign subsidiaries, since we generally have no near-term intent to repatriate funds from such subsidiaries.
Exposure to market risk for fluctuations in fuel prices relates to a small portion of our service contracts for which the cost of fuel is integral to service delivery and the service contract does not have a mechanism to adjust for increases in fuel prices. At December 31, 2012, we also had various fuel purchase arrangements in place to ensure delivery of fuel at market rates in the event of fuel shortages. We are exposed to fluctuations in fuel prices in these arrangements since none of the arrangements fix the price of fuel to be purchased. Increases and decreases in the price of fuel are generally passed on to our customers for which we realize minimal changes in profitability during periods of steady market fuel prices. However, profitability may be positively or negatively impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel services is established based on market fuel costs. We believe the exposure to fuel price fluctuations would not materially impact our results of operations, cash flows or financial position.
ENVIRONMENTAL MATTERS
Refer to Note 25, “Environmental Matters,” in the Notes to Consolidated Financial Statements for a discussion surrounding environmental matters.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

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
Depreciation and Residual Value Guarantees. We periodically review and adjust the residual values and useful lives of revenue earning equipment of our FMS business segment as described in Note 1, “Summary of Significant Accounting Policies — Revenue Earning Equipment, Operating Property and Equipment, and Depreciation” and “Summary of Significant Accounting Policies — Residual Value Guarantees and Deferred Gains,” in the Notes to Consolidated Financial Statements. Reductions in residual values (i.e., the price at which we ultimately expect to dispose of revenue earning equipment) or useful lives will result in an increase in depreciation expense over the life of the equipment. Based on the mix of revenue earning equipment at December 31, 2012, a 10% decrease in expected vehicle residual values would increase depreciation expense in 2013 by approximately $120 million. We review residual values and useful lives of revenue earning equipment on an annual basis or more often if deemed necessary for specific groups of our revenue earning equipment. Reviews are performed based on vehicle class, generally subcategories of trucks, tractors and trailers by weight and usage. Our annual review is established with a long-term view considering historical market price changes, current and expected future market price trends, expected life of vehicles included in the fleet and extent of alternative uses for leased vehicles (e.g., rental fleet, and SCS applications). As a result, future depreciation expense rates are subject to change based upon changes in these factors. While we believe that the carrying values and estimated sales proceeds for revenue earning equipment are appropriate, there can be no assurance that deterioration in economic conditions or adverse changes to expectations of future sales proceeds will not occur, resulting in lower gains or losses on sales.
At the end of each year, we complete our annual review of the residual values and useful lives of revenue earning equipment. Based on the results of our analysis in 2012, we will adjust the residual values and useful lives of certain classes of our revenue earning equipment effective January 1, 2013. The change will increase earnings in 2013 by approximately $28 million compared with 2012. Factors that could cause actual results to materially differ from the estimated results include significant changes in the used equipment market brought on by unforeseen changes in technology innovations and any resulting changes in the useful lives of used equipment. Based on the results of the 2011 review, we adjusted the residual values and useful lives of certain classes of revenue earning equipment effective January 1, 2012. The residual value changes increased pre-tax earnings for 2012 by approximately $18 million compared with 2011. Based on the results of our 2010 analysis, we adjusted the residual values of certain classes of our revenue earning equipment effective January 1, 2011. The residual value changes decreased pre-tax earnings for 2011 by approximately $5 million compared with 2010.
Depreciation expense was $940 million, $872 million and $834 million in 2012, 2011 and 2010, respectively. Depreciation expense relates primarily to FMS revenue earning equipment. Depreciation expense increased 8% in 2012 driven by higher average net vehicle investments and higher writedowns of $10 million on vehicles held for sale. The increase was partially offset by $18 million from changes in residual values. Depreciation expense increased 5% in 2011 driven by $41 million from acquisitions, foreign exchange movements of $7 million and higher average net vehicle investments. The increase was partially offset by $15 million of lower write-downs of vehicles held for sale and $10 million from both changes in residual values and accelerated depreciation.
We also lease vehicles under operating lease agreements. Certain of these agreements contain limited guarantees for a portion of the residual values of the equipment. Results of the reviews described above for owned equipment are also applied to equipment under operating lease. The amount of residual value guarantees expected to be paid is recognized as rent expense over the expected remaining term of the lease. At December 31, 2012, total liabilities for residual value guarantees of $2 million were included in “Accrued expenses and other current liabilities” (for those payable in less than one year) and in “Other non-current liabilities.” Based on the existing mix of vehicles under operating lease agreements at December 31, 2012, a 10% decrease in expected vehicle residual values would increase rent expense in 2013 by approximately $1 million.
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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

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
In 2012, we adjusted our long-term expected rate of return assumption for our primary U.S. plan down to 7.05% from 7.45% based on the factors reviewed. The composition of our pension assets was 64% equity securities and 36% debt securities and other investments. As part of our strategy to manage future pension costs and net funded status volatility, we regularly assess our pension investment strategy. We evaluate our mix of investments between equity and fixed income securities and may adjust the composition of our pension assets when appropriate. In the fourth quarter of 2012, we modified our U.S. pension investment policy and strategy to reduce the effects of future volatility on the fair value of our pension assets relative to our pension liabilities as a result of an asset-liability study. Under the new strategy, we will increase our allocation to high quality, longer-term fixed income securities and reduce our allocation of equity investments as the funded status of the plan improves.
Accounting guidance applicable to pension plans does not require immediate recognition of the effects of a deviation between these assumptions and actual experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and recorded within “Accumulated other comprehensive loss.” We had a pre-tax actuarial loss of $1.01 billion at the end of 2012 compared with a loss of $927 million at the end of 2011. The increase in the net actuarial loss in 2012 resulted primarily from a lower discount rate. To the extent the amount of actuarial gains and losses exceed 10% of the larger of the benefit obligation or plan assets, such amount is amortized over the average remaining life expectancy of active participants or the remaining life expectancy of inactive participants if all or almost all of a plan’s participants are inactive. The amount of the actuarial loss subject to amortization in 2013 and future years will be $787 million. We expect to recognize approximately $36 million of the net actuarial loss as a component of pension expense in 2013. The effect on years beyond 2013 will depend substantially upon the actual experience of our plans.
Disclosure of the significant assumptions used in arriving at the 2012 net pension expense is presented in Note 24, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements. A sensitivity analysis of 2012 net pension expense to changes in key underlying assumptions for our primary plan, the U.S. pension plan, is presented below.

	Assumed Rate	Change	Impact on 2012 Net Pension Expense	Effect on December 31, 2012 Projected Benefit Obligation
Expected long-term rate of return on assets	7.05%	+/– 0.25	–/+ $ 3.0 million
Discount rate increase	4.90%	+ 0.25	– $ 0.4 million	– $43 million
Discount rate decrease	4.90%	– 0.25	+ $ 0.2 million	+ $43 million
Actual return on assets	7.05%	+/– 0.25	–/+ $ 0.3 million

Self-Insurance Accruals. Self-insurance accruals were $279 million and $253 million as of December 31, 2012 and 2011, respectively. The majority of our self-insurance relates to vehicle liability and workers’ compensation. We use a variety of statistical and actuarial methods that are widely used and accepted in the insurance industry to estimate amounts for claims that have been reported but not paid and claims incurred but not reported. In applying these methods and assessing their results, we consider such factors as frequency and severity of claims, claim development and payment patterns and changes in the nature of our business, among other factors. Such factors are analyzed for each of our business segments. Our estimates may be impacted by such factors as increases in the market price for medical services, unpredictability of the size of jury awards and limitations inherent in the estimation process. During 2012, 2011, and 2010, we recorded a benefit (charge) within earnings from continuing operations of $1 million, $4 million, and $(3) million, respectively, from development in estimated prior years’ self-insured loss reserves. Based on self-insurance accruals at December 31, 2012, a 5% adverse change in actuarial claim loss estimates would increase operating expense in 2013 by approximately $12 million.
Goodwill Impairment. We assess goodwill for impairment, as described in Note 1, “Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements, on an annual basis or more often if deemed necessary. At December 31, 2012, goodwill totaled $384 million. To determine whether goodwill impairment indicators exist, we are required to assess the fair value of the reporting unit and compare it to the carrying value. A reporting unit is a component of an operating segment for which discrete financial information is available and management regularly reviews its operating performance. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether further impairment testing is necessary.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

If a quantitative test is performed, our valuation of fair value for each reporting unit is determined based on an average of discounted future cash flow models that use ten years of projected cash flows and various terminal values based on multiples, book value or growth assumptions. We considered the current trading multiples for comparable publicly-traded companies and the historical pricing multiples for comparable merger and acquisition transactions that have occurred in our industry. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. Our discount rates reflect a weighted average cost of capital based on our industry and capital structure adjusted for equity risk premiums and size risk premiums based on market capitalization. Estimates of future cash flows are dependent on our knowledge and experience about past and current events and assumptions about conditions we expect to exist, including long-term growth rates, capital requirements and useful lives. Our estimates of cash flows are also based on historical and future operating performance, economic conditions and actions we expect to take. In addition to these factors, our SCS reporting units are dependent on several key customers or industry sectors. The loss of a key customer may have a significant impact to one of our SCS reporting units, causing us to assess whether or not the event resulted in a goodwill impairment loss. While we believe our estimates of future cash flows are reasonable, there can be no assurance that deterioration in economic conditions, customer relationships or adverse changes to expectations of future performance will not occur, resulting in a goodwill impairment loss.
Our annual impairment test performed as of April 1, 2012 did not result in any impairment of goodwill. We performed a qualitative test for one of our reporting units. Due to acquisitions and volatility in the economic environment, we believed it was appropriate to have recent fair values for the remaining two reporting units with goodwill. The total goodwill for these two reporting units was $369 million and the excess of fair value over carrying value ranged from approximately $421 million to approximately $595 million. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 5% decrease to the fair values of each reporting unit. This hypothetical 5% decrease would result in excess fair value over carrying value ranging from approximately $182 million to approximately $552 million for each of our reporting units.
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
Tax regulations require items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements is different than that reported in the tax return. Some of these differences are permanent, such as expenses that are not deductible on the tax return, and some are timing differences, such as depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years for which we have already recorded the tax benefit in the financial statements. Deferred tax assets amounted to $643 million and $626 million at December 31, 2012 and 2011, respectively. We record a valuation allowance for deferred tax assets to reduce such assets to amounts expected to be realized. At December 31, 2012 and 2011, the deferred tax valuation allowance, principally attributed to foreign tax loss carryforwards in the SCS business segment, was $38 million and $41 million, respectively. In determining the required level of valuation allowance, we consider whether it is more likely than not that all or some portion of deferred tax assets will not be realized. This assessment is based on management’s expectations as to whether sufficient taxable income of an appropriate character will be realized within tax carryback and carryforward periods. Our assessment involves estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates. Should we change our estimate of the amount of deferred tax assets that we would be able to realize, an adjustment to the valuation allowance would result in an increase or decrease to the provision for income taxes in the period such a change in estimate was made.
We are subject to tax audits in numerous jurisdictions in the U.S. and around the world. Tax audits by their very nature are often complex and can require several years to complete. In the normal course of business, we are subject to challenges

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

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
NON-GAAP FINANCIAL MEASURES
This Annual Report on Form 10-K includes information extracted from consolidated financial information but not required by generally accepted accounting principles (GAAP) to be presented in the financial statements. Certain of this information are considered “non-GAAP financial measures” as defined by SEC rules. Specifically, we refer to adjusted return on average capital, operating revenue, FMS operating revenue, FMS EBT as a % of operating revenue, SCS operating revenue, SCS EBT as a % of operating revenue, dedicated services operating revenue, total cash generated, free cash flow, total obligations, total obligations to equity, comparable earnings from continuing operations and comparable earnings per diluted common share from continuing operations. As required by SEC rules, we provide a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure and an explanation why management believes that presentation of the non-GAAP financial measure provides useful information to investors. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP.

The following table provides a numerical reconciliation of earnings from continuing operations before income taxes to comparable earnings from continuing operations before income taxes for the years ended December 31, 2010, 2009 and 2008 which was not provided within the MD&A discussion:

	2010	2009	2008
	(In thousands)
Earnings from continuing operations before income taxes	$186,305	143,769	409,288
Net restructuring charges	—	6,406	21,480
International asset (gain on sale)/impairment	(946)	6,676	1,617
Acquisition transaction costs	4,097	—	—
Comparable earnings from continuing operations before income taxes	$189,456	156,851	432,385

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table provides a numerical reconciliation of net cash provided by operating activities to free cash flow for the years ended December 31, 2009 and 2008 which was not provided within the MD&A discussion:

	2009	2008
	(In thousands)
Net cash provided by operating activities	$984,956	1,248,169
Sales of revenue earning equipment	211,002	257,679
Sales of operating property and equipment	4,634	3,727
Collections on direct finance leases	65,242	61,096
Other, net	209	395
Total cash generated	1,266,043	1,571,066
Purchases of property and revenue earning equipment	(651,953)	(1,230,401)
Free cash flow	$614,090	340,665
The following table provides a numerical reconciliation of earnings from continuing operations and earnings per diluted common share from continuing operations to comparable earnings from continuing operations and comparable earnings per diluted common share from continuing operations for the years ended December 31, 2010, 2009 and 2008 which was not provided within the MD&A discussion:

	2010	2009	2008
	(Dollars in thousands, except per share amounts)
Earnings from continuing operations	$124,608	90,117	257,579
Net restructuring charges	—	4,176	17,493
Tax law changes and/or benefits from reserve reversals	(10,771)	(6,339)	(9,545)
International (gain on sale)/impairment	(946)	6,676	1,617
Acquisition transaction costs	4,097	—	—
Comparable earnings from continuing operations	$116,988	94,630	267,144

Earnings per diluted common share from continuing operations	$2.37	1.62	4.51
Net restructuring charges	—	0.07	0.31
Tax law changes/or benefits from reserve reversals	(0.21)	(0.11)	(0.17)
International (gain on sale)/impairment	(0.02)	0.12	0.03
Acquisition transaction costs	0.08	—	—
Comparable earnings per diluted common share from continuing operations	$2.22	1.70	4.68

     The following table provides a numerical reconciliation of total revenue to operating revenue for the years ended December 31, 2012, 2011 and 2010 which was not provided within the MD&A discussion:

	2012	2011	2010
	(In thousands)
Total revenue	$6,256,967	6,050,534	5,136,435
FMS fuel services and SCS subcontracted transportation revenue	(1,420,243)	(1,430,967)	(1,126,946)
Fuel eliminations	229,598	194,990	148,750
Operating revenue	$5,066,322	4,814,557	4,158,239

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table provides a numerical reconciliation of total revenue to operating revenue for the three months ended December 31, 2012 and 2011 which was not provided within the MD&A discussion:

	Three months ended December 31,
	2012	2011
	(In thousands)
Total revenue	$1,583,536	1,541,094
FMS fuel services and SCS subcontracted transportation revenue	(354,363)	(354,836)
Fuel eliminations	58,398	50,734
Operating revenue	$1,287,571	1,236,992
The following table provides a numerical reconciliation of net earnings to adjusted net earnings and average total debt to adjusted average total capital for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 which was not provided within the MD&A discussion:

	2012	2011	2010	2009	2008
	(Dollars in thousands)
Net earnings [A]	$209,979	169,777	118,170	61,945	199,881
Restructuring and other charges, net and other items (1)	16,668	5,748	6,225	29,943	70,447
Income taxes	90,912	108,425	60,610	53,737	150,075
Adjusted net earnings before income taxes	317,559	283,950	185,005	145,625	420,403
Adjusted interest expense (2)	143,353	135,127	132,778	149,968	164,975
Adjusted income taxes(3)	(166,635)	(156,581)	(123,429)	(121,758)	(230,456)
Adjusted net earnings [B]	$294,277	262,496	194,354	173,835	354,922

Average total debt	$3,707,095	3,078,516	2,512,005	2,691,569	2,881,931
Average off-balance sheet debt	126,069	77,605	114,212	141,629	170,694
Average obligations	3,833,164	3,156,121	2,626,217	2,833,198	3,052,625
Average shareholders’ equity [C]	1,406,606	1,428,048	1,401,681	1,395,629	1,778,489
Average adjustments to shareholders’ equity(4)	(2,933)	4,165	2,059	15,645	9,608
Average adjusted shareholders’ equity	1,403,673	1,432,213	1,403,740	1,411,274	1,788,097
Average adjusted capital [D]	$5,236,837	4,588,334	4,029,957	4,244,472	4,840,722
Return on average shareholders’ equity [A/C]	14.9%	11.9%	8.4%	4.4%	11.2%
Adjusted return on average capital [B]/[D]	5.6%	5.7%	4.8%	4.1%	7.3%
________________

(1)
For 2012, 2011 and 2010, see Note 4, “Discontinued operations,” Note 5, “Restructuring and Other Charges” and Note 26, “Other Items Impacting Comparability,” in the Notes to Consolidated Financial Statements; 2009 includes $23 million of restructuring and other charges, of which $17 million related to our discontinued operations, and a $7 million impairment charge related to an international asset; 2008 includes $68 million of restructuring and other charges, of which $47 million related to our discontinued operations, and $2 million of impairment charges on an international operating facility.

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Annual Report contains forward-looking statements including, but not limited to, statements regarding:

•
our expectations as to anticipated revenue and earnings trends specifically, earnings per share, total revenue, operating revenue, used vehicle sales and volume results, contract revenues, full service lease and contract maintenance growth, pricing trends in used vehicle sales and commercial rental and new SCS business, improved SCS retention levels, and higher SCS volumes;

•
our ability to successfully achieve the operational goals that are the basis of our business strategies, including driving fleet growth, delivering a consistent, industry-leading and cost-effective maintenance program, optimizing asset utilization and management, providing differentiated quality of service and best execution, developing broad-based capabilities, creating a culture of innovation, focusing on continuous improvement and standardization and successfully implementing sales and marketing strategies;

•	impact of losses from conditional obligations arising from guarantees;

•	number of NLE vehicles in inventory and the size of our commercial rental fleet;

•	estimates of free cash flow and capital expenditures for 2013;

•
the adequacy of our accounting estimates and reserves for pension expense, compensation-related expense, depreciation and residual value guarantees, rent expense under operation leases, self-insurance reserves, goodwill impairment, accounting changes and income taxes;

•	our ability to meet our operating, investing and financing needs in the foreseeable future through internally generated funds and outside funding sources;

•
our expected level of use of outside funding sources, anticipated future payments under debt, lease and purchase agreements, and risk of losses resulting from counterparty default under hedging and derivative agreements;

•	the anticipated impact of fuel price fluctuations on our operations, cash flows and financial position;

•
our expectations as to future pension expense and contributions, the impact of pension legislation, as well as the continued effect of the freeze of our pension plans on our benefit funding requirements;

•	our expectations relating to withdrawal liability and funding levels of multi-employer plans;

•	the status of our unrecognized tax benefits related to the U.S. federal, state and foreign tax positions;

•	our expectations regarding the completion and ultimate outcome of certain tax audits;

•	the ultimate disposition of legal proceedings and estimated environmental liabilities;

•	our expectations relating to compliance with new regulatory requirements;

•	our expectations regarding the effect of the adoption of recent accounting pronouncements; and

•	expected recovery of costs and losses resulting from Superstorm Sandy.
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
The information required by ITEM 7A is included in ITEM 7 (page 42) of PART II of this report.

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
Management assessed the effectiveness of Ryder’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework.” Based on our assessment and those criteria, management determined that Ryder maintained effective internal control over financial reporting as of December 31, 2012.
Ryder’s independent registered certified public accounting firm has audited the effectiveness of Ryder’s internal control over financial reporting. Their report appears on page 52.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
RYDER SYSTEM, INC.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Ryder System, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

 /s/ PricewaterhouseCoopers LLP
February 14, 2013
Miami, Florida

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Lease and rental revenues	$2,695,376	2,553,877	2,309,816
Services revenue	2,707,013	2,609,174	2,109,748
Fuel services revenue	854,578	887,483	716,871
Total revenues	6,256,967	6,050,534	5,136,435

Cost of lease and rental	1,890,659	1,746,057	1,604,253
Cost of services	2,274,118	2,186,353	1,763,018
Cost of fuel services	838,673	873,466	699,107
Other operating expenses	135,904	129,180	134,224
Selling, general and administrative expenses	766,704	771,244	655,375
Gains on vehicle sales, net	(89,108)	(62,879)	(28,727)
Interest expense	140,557	133,164	129,994
Miscellaneous income, net	(11,727)	(9,093)	(7,114)
Restructuring and other charges, net	8,070	3,655	—
	5,953,850	5,771,147	4,950,130

Earnings from continuing operations before income taxes	303,117	279,387	186,305
Provision for income taxes	102,218	108,019	61,697
Earnings from continuing operations	200,899	171,368	124,608
Earnings (loss) from discontinued operations, net of tax	9,080	(1,591)	(6,438)
Net earnings	$209,979	169,777	118,170

Earnings (loss) per common share — Basic
Continuing operations	$3.93	3.34	2.38
Discontinued operations	0.18	(0.03)	(0.13)
Net earnings	$4.11	3.31	2.25
Earnings (loss) per common share — Diluted
Continuing operations	$3.91	3.31	2.37
Discontinued operations	0.18	(0.03)	(0.12)
Net earnings	$4.09	3.28	2.25

See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
	2012	2011	2010
	(In thousands)
Net earnings	$209,979	169,777	118,170
Other comprehensive loss before taxes:
Change in unrealized components of defined benefit plans:
Net actuarial loss during the period	(109,765)	(282,943)	(35,819)
Amortization	28,674	17,917	16,865
Settlements	—	—	1,487
	(81,091)	(265,026)	(17,467)
Change in cumulative translation adjustment and other	29,641	(17,768)	12,995
Other comprehensive loss before taxes	(51,450)	(282,794)	(4,472)
Benefit for taxes	30,996	92,228	6,792
Other comprehensive (loss) income, net of taxes	(20,454)	(190,566)	2,320
Comprehensive income (loss)	$189,525	(20,789)	120,490

See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(Dollars in thousands, except per share amount)
Assets:
Current assets:
Cash and cash equivalents	$66,392	104,572
Receivables, net	775,765	754,644
Inventories	64,146	65,912
Prepaid expenses and other current assets	133,934	163,045
Total current assets	1,040,237	1,088,173
Revenue earning equipment, net of accumulated depreciation of $3,514,910 and $3,462,359, respectively	5,754,608	5,049,671
Operating property and equipment, net of accumulated depreciation of $966,220 and $911,717, respectively	624,853	624,180
Goodwill	384,216	377,306
Intangible assets	80,475	84,820
Direct financing leases and other assets	434,590	393,685
Total assets	$8,318,979	7,617,835

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$367,975	274,366
Accounts payable	398,983	391,827
Accrued expenses and other current liabilities	505,707	507,630
Total current liabilities	1,272,665	1,173,823
Long-term debt	3,452,821	3,107,779
Other non-current liabilities	948,932	896,587
Deferred income taxes	1,177,074	1,121,493
Total liabilities	6,851,492	6,299,682

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, December 31, 2012 or 2011	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, December 31, 2012 — 51,371,696; December 31, 2011 — 51,143,946	25,686	25,572
Additional paid-in capital	808,230	769,383
Retained earnings	1,221,190	1,090,363
Accumulated other comprehensive loss	(587,619)	(567,165)
Total shareholders’ equity	1,467,487	1,318,153
Total liabilities and shareholders’ equity	$8,318,979	7,617,835
See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2012	2011	2010
	(In thousands)

Net earnings	$209,979	169,777	118,170
Less: Earnings (loss) from discontinued operations, net of tax	9,080	(1,591)	(6,438)
Earnings from continuing operations	200,899	171,368	124,608
Depreciation expense	939,677	872,262	833,841
Gains on vehicle sales, net	(89,108)	(62,879)	(28,727)
Share-based compensation expense	18,864	17,423	16,543
Amortization expense and other non-cash charges, net	49,209	39,928	40,900
Deferred income tax expense	87,102	90,016	41,097
Changes in operating assets and liabilities, net of acquisitions:
Receivables	7,107	(92,020)	(18,020)
Inventories	729	(6,154)	(7,508)
Prepaid expenses and other assets	10,715	(25,040)	(4,896)
Accounts payable	(22,803)	24,657	6,906
Accrued expenses and other non-current liabilities	(68,267)	12,395	23,290
Net cash provided by operating activities of continuing operations	1,134,124	1,041,956	1,028,034

Cash flows from financing activities of continuing operations:
Net change in commercial paper borrowings	(64,751)	46,749	174,939
Debt proceeds	745,777	966,402	314,169
Debt repaid, including capital lease obligations	(283,937)	(419,287)	(248,668)
Dividends on common stock	(61,266)	(57,504)	(54,474)
Common stock issued	28,386	33,359	17,028
Common stock repurchased	(26,878)	(59,689)	(123,300)
Excess tax benefits from share-based compensation	1,341	1,710	754
Debt issuance costs	(4,867)	(7,538)	(2,282)
Net cash provided by financing activities of continuing operations	333,805	504,202	78,166

Cash flows from investing activities of continuing operations:
Purchases of property and revenue earning equipment	(2,133,235)	(1,698,589)	(1,070,092)
Sales of revenue earning equipment	405,440	290,336	220,843
Sale and leaseback of revenue earning equipment	130,184	37,395	—
Sales of operating property and equipment	7,350	9,905	13,844
Acquisitions	(5,113)	(361,921)	(211,897)
Collections on direct finance leases	71,897	62,224	61,767
Changes in restricted cash	19,204	3,478	(107)
Other, net	—	—	3,178
Net cash used in investing activities of continuing operations	(1,504,273)	(1,657,172)	(982,464)

Effect of exchange rate changes on cash	1,344	3,219	1,723
(Decrease) increase in cash and cash equivalents from continuing operations	(35,000)	(107,795)	125,459
Cash flows from discontinued operations:
Operating cash flows	(3,219)	(500)	(9,276)
Financing cash flows	—	(140)	(2,955)
Investing cash flows	—	—	1,677
Effect of exchange rate changes on cash	39	(46)	(377)
Decrease in cash and cash equivalents from discontinued operations	(3,180)	(686)	(10,931)
(Decrease) increase in cash and cash equivalents	(38,180)	(108,481)	114,528
Cash and cash equivalents at January 1	104,572	213,053	98,525
Cash and cash equivalents at December 31	$66,392	104,572	213,053
See accompanying notes to consolidated financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Amount	Shares	Par				Total
	(Dollars in thousands, except per share amounts)
Balance at January 1, 2010	$—	53,419,721	$26,710	743,026	1,036,178	(378,919)	1,426,995
Net earnings	—	—	—	—	118,170	—	118,170
Other comprehensive income	—	—	—	—	—	2,320	2,320
Comprehensive income	—	—	—	—	—	—	120,490
Common stock dividends declared and paid—$1.04 per share	—	—	—	—	(54,474)	—	(54,474)
Common stock issued under employee stock option and stock purchase plans (1)	—	740,242	370	16,658	—	—	17,028
Benefit plan stock purchases (2)	—	(3,160)	(2)	(128)	—	—	(130)
Common stock repurchases	—	(2,982,046)	(1,491)	(41,590)	(80,089)	—	(123,170)
Share-based compensation	—	—	—	16,543	—	—	16,543
Tax benefits from share-based compensation	—	—	—	1,031	—	—	1,031
Balance at December 31, 2010	—	51,174,757	25,587	735,540	1,019,785	(376,599)	1,404,313
Net earnings	—	—	—	—	169,777	—	169,777
Other comprehensive loss	—	—	—	—	—	(190,566)	(190,566)
Comprehensive loss	—	—	—	—	—	—	(20,789)
Common stock dividends declared and paid—$1.12 per share	—	—	—	—	(57,504)	—	(57,504)
Common stock issued under employee stock option and stock purchase plans (1)	—	1,157,548	579	32,780	—	—	33,359
Benefit plan stock purchases (2)	—	(12,576)	(6)	(581)	—	—	(587)
Common stock repurchases	—	(1,175,783)	(588)	(16,819)	(41,695)	—	(59,102)
Share-based compensation	—	—	—	17,423	—	—	17,423
Tax benefits from share-based compensation	—	—	—	1,040	—	—	1,040
Balance at December 31, 2011	—	51,143,946	25,572	769,383	1,090,363	(567,165)	1,318,153
Net earnings	—	—	—	—	209,979	—	209,979
Other comprehensive loss	—	—	—	—	—	(20,454)	(20,454)
Comprehensive income	—	—	—	—	—	—	189,525
Common stock dividends declared and paid—$1.20 per share	—	—	—	—	(61,266)	—	(61,266)
Common stock issued under employee stock option and stock purchase plans (1)	—	782,783	391	27,995	—	—	28,386
Benefit plan stock purchases (2)	—	(11,110)	(5)	(530)	—	—	(535)
Common stock repurchases	—	(543,923)	(272)	(8,185)	(17,886)	—	(26,343)
Share-based compensation	—	—	—	18,864	—	—	18,864
Tax benefits from share-based compensation	—	—	—	703	—	—	703
Balance at December 31, 2012	$—	51,371,696	$25,686	808,230	1,221,190	(587,619)	1,467,487
__________________
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
Reclassifications
In 2012, we changed our business segments and our primary measure of segment operating performance. We operate in two business segments: Fleet Management Solutions (FMS) and Supply Chain Solutions (SCS). Prior to 2012, Dedicated Contract Carriage (DCC) was reported as a separate business segment. In 2012, SCS and DCC were combined as a result of changing our internal reporting to coincide with how we operate our business. Our primary measurement of segment operating performance, “Earnings Before Taxes” (EBT) from continuing operations, was also changed in 2012 to exclude the non-operating components of pension costs in order to more accurately reflect the operating performance of the business segments. Prior year amounts have been reclassified to conform to the current period presentation.
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
Restricted Cash
Restricted cash primarily consists of cash proceeds from the sale of eligible vehicles set aside for the acquisition of replacement vehicles under our like-kind exchange tax program. See Note 14, “Income Taxes,” for a complete discussion of the vehicle like-kind exchange tax program. We classify restricted cash within “Prepaid expenses and other current assets” if the restriction is expected to expire in the twelve months following the balance sheet date or within “Direct financing leases and other assets” if the restriction is expected to expire more than twelve months after the balance sheet date. The changes in restricted cash balances are reflected as an investing activity in our Consolidated Statements of Cash Flows as they relate to the sales and purchases of revenue earning equipment.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
We generate revenue primarily through the lease, rental and maintenance of revenue earning equipment and by providing logistics management and dedicated services. We classify our revenues in one of the following categories:
Lease and rental
Lease and rental includes full service lease and commercial rental revenues from our FMS business segment. Full service lease is marketed, priced and managed as a bundled lease arrangement, which includes equipment, service and financing components. We do not offer a stand-alone unbundled finance lease of equipment. For these reasons, both the lease and service components of our full service leases are included within lease and rental revenues.
Our full service lease arrangements include lease deliverables such as the lease of a vehicle and the executory agreement for the maintenance, insurance, taxes and other services related to the leased equipment during the lease term. Arrangement consideration is allocated between lease deliverables and non-lease deliverables based on management’s best estimate of the relative fair value of each deliverable. The arrangement consideration allocated to lease deliverables is accounted for pursuant to accounting guidance on leases. Our full service lease arrangements provide for a fixed charge billing and a variable charge billing based on mileage or time usage. Fixed charges are typically billed at the beginning of the month for the services to be provided that month. Variable charges are typically billed a month in arrears. Costs associated with the activities performed under our full service leasing arrangements are primarily comprised of labor, parts, outside work, depreciation, licenses, insurance, operating taxes and vehicle rent. These costs are expensed as incurred except for depreciation. Refer to “Summary of Significant Accounting Policies – Revenue Earning Equipment, Operating Property and Equipment, and Depreciation” for information regarding our depreciation policies. Non-chargeable maintenance costs have been allocated and reflected within “Cost of lease and rental” based on the maintenance-related labor costs relative to all product lines.
Revenue from lease and rental agreements is recognized based on the classification of the arrangement, typically as either an operating or direct finance lease (DFL).

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

•
Leases not classified as operating leases are generally considered direct financing leases. We recognize revenue for direct financing leases using the effective interest interest method, which provides a constant periodic rate of return on the outstanding investment on the lease. Recognition of income on direct finance leases is suspended when management determines that collection of future income is not probable, which is generally at the point at which the customer’s delinquent balance is determined to be at risk (generally over 120 days past due). Accrual is resumed, and previously suspended income is recognized, when the receivable becomes contractually current and/or collection doubts are removed. Cash receipts on impaired direct finance lease receivables are first recorded against the direct finance lease receivable and then to any unrecognized income. A direct finance lease receivable is considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due according to the contractual terms of the lease.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Services
Services include contract maintenance, contract-related maintenance and other revenues from our FMS business segment and all SCS revenues.
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
Contract maintenance arrangements are generally cancelable, without penalty, after one year with 60 days prior written notice. Our maintenance service arrangement provides for a monthly fixed charge and a monthly variable charge based on mileage or time usage. Fixed charges are typically billed at the beginning of the month for the services to be provided that month. Variable charges are typically billed a month in arrears. Most contract maintenance agreements allow for rate changes based upon changes in the CPI. The fixed per-mile charge and the changes in rates attributed to changes in the CPI are recognized as earned. Costs associated with the activities performed under our contract maintenance arrangements are primarily comprised of labor, parts and outside work. These costs are expensed as incurred. Non-chargeable maintenance costs have been allocated and reflected within “Cost of services” based on the relative maintenance-related labor costs relative to all product lines.
Revenue from SCS service contracts is recognized as services are rendered in accordance with contract terms, which typically include discrete billing rates for the services. In certain SCS contracts, a portion of the contract consideration may be contingent upon the satisfaction of performance criteria, attainment of pain/gain share thresholds or volume thresholds. The contingent portion of the revenue in these arrangements is not considered fixed or determinable until the performance criteria or thresholds have been met. In transportation management arrangements where we act as principal, revenue is reported on a gross basis, without deducting third-party purchased transportation costs. To the extent that we are acting as an agent in the arrangement, revenue is reported on a net basis, after deducting purchased transportation costs.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Provision for depreciation is computed using the straight-line method on all depreciable assets. Depreciation expense has been recorded within "Cost of lease and rental," "Cost of services," and "Cost of fuel services" and "Other operating expenses" depending on the nature of the related asset.We periodically review and adjust, as appropriate, the residual values and useful lives of revenue earning equipment. Our review of the residual values and useful lives of revenue earning equipment, is established with a long-term view considering historical market price changes, current and expected future market price trends, expected life of vehicles and extent of alternative uses. Factors that could cause actual results to materially differ from estimates include but are not limited to unforeseen changes in technology innovations.
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
Goodwill and Other Intangible Assets
Goodwill and other intangible assets with indefinite useful lives are not amortized, but rather, are tested for impairment at least annually (April 1st). In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether further impairment testing is necessary. Among other relevant events and circumstances that affect the fair value of reporting units, we consider individual factors such as macroeconomic conditions, changes in our industry and the markets in which we operate as well as our reporting units' historical and expected future financial performance. If we conclude that it is more likely than not that a reporting unit's fair value is less than its carrying value, recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of each of our reporting units with its carrying amount. If a reporting unit’s carrying amount exceeds its fair value, the second step is performed. The second step involves a comparison of the implied fair value and carrying value of that reporting unit’s goodwill. To the extent that a reporting unit’s carrying amount exceeds the implied fair value of its goodwill, an impairment loss is recognized.
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
Identifiable intangible assets not subject to amortization are assessed for impairment using a similar process to that used to evaluate goodwill as described above. Intangible assets with finite lives are amortized over their respective estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below.

Impairment of Long-Lived Assets Other than Goodwill
Long-lived assets held and used, including revenue earning equipment, operating property and equipment and intangible assets with finite lives, are tested for recoverability when circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of long-lived assets is evaluated by comparing the carrying amount of an asset or asset group to management’s best estimate of the undiscounted future operating cash flows (excluding interest charges) expected to be generated by the asset or asset group. If these comparisons indicate that the asset or asset group is not recoverable, an impairment loss is recognized for the amount by which the carrying value of the asset or asset group exceeds fair value. Fair value is determined by a quoted market price, if available, or an estimate of projected future operating cash flows, discounted using a rate that reflects the related operating segment’s average cost of funds. Long-lived assets to be disposed of including

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

revenue earning equipment, operating property and equipment and indefinite-lived intangible assets, are reported at the lower of carrying amount or fair value less costs to sell.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Foreign Currency Translation
Our foreign operations generally use the local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. If exchangeability between the functional currency and the U.S. dollar is temporarily lacking at the balance sheet date, the first subsequent rate at which exchanges can be made is used to translate assets and liabilities. Items in the Consolidated Statements of Earnings are translated at the average exchange rates for the year. The impact of currency fluctuations is recorded in “Accumulated other comprehensive loss” as a currency translation adjustment. Upon sale or upon complete or substantially complete liquidation of an investment in a foreign operation, the currency translation adjustment attributable to that operation is removed from accumulated other comprehensive loss and is reported as part of the gain or loss on sale or liquidation of the investment for the period during which the sale or liquidation occurs. Gains and losses resulting from foreign currency transactions are recorded in “Miscellaneous income, net” in the Consolidated Statements of Earnings.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pension and postretirement benefit expense includes service cost, interest cost, expected return on plan assets (if funded), and amortization of prior service credit and net actuarial loss. Service cost represents the actuarial present value of participant benefits earned in the current year. Interest cost represents the time value of money cost associated with the passage of time. The expected return on plan assets represents the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the obligation. Prior service credit represents the impact of negative plan amendments. Net actuarial loss arises as a result of differences between actual experience and assumptions or as a result of changes in actuarial assumptions. Net actuarial loss and prior service credit not recognized as a component of pension and postretirement benefit expense as they arise are recognized as a component of accumulated other comprehensive loss, net of tax in the Consolidated Statements of Shareholders’ Equity. These pension and postretirement items are subsequently amortized as a component of pension and postretirement benefit expense over the remaining service period, if the majority of the employees are active, otherwise over the remaining life expectancy, provided such amounts exceed thresholds which are based upon the benefit obligation or the value of plan assets.
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
Revenue earning equipment held for sale is measured at fair value on a nonrecurring basis and is stated at the lower of carrying amount or fair value less costs to sell. Investments held in Rabbi Trusts, derivatives, and contingent consideration are carried at fair value on a recurring basis. Investments held in Rabbi Trusts include exchange-traded equity securities and mutual funds. Fair values for these investments are based on quoted prices in active markets. For derivatives, fair value is based on model-driven valuations using the LIBOR rate or observable forward foreign exchange rates, which are observable at commonly quoted intervals for the full term of the financial instrument. Fair value of contingent consideration is based on significant unobservable inputs based on contractual provisions and our expectations of what will be paid.
Earnings Per Share
Earnings per share is computed using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Our nonvested stock (time-vested restricted stock rights, market-based restricted stock rights and restricted stock units) issued prior to 2012 are considered participating securities since the share-based awards contain a non-forfeitable right to dividend equivalents irrespective of whether the awards ultimately vest. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

allocated to both common shares and participating securities based on the weighted average shares outstanding during the period.
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

2. ACCOUNTING CHANGES
Comprehensive Income
In June 2011, the Financial Accounting Standards Board (FASB) issued accounting guidance on the presentation of comprehensive income. Under this guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this guidance in the first quarter of 2012 and the consolidated financial statements contain a separate statement of comprehensive income (loss). This accounting guidance only impacted presentation and did not have an effect on our consolidated financial position, results of operations or cash flows.
Goodwill Impairment Testing
In September 2011, the FASB issued accounting guidance on goodwill impairment testing which permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Companies are required to calculate the fair value of a reporting unit if the qualitative evaluation indicates that it is more likely than not that the fair value is less than the carrying amount. This guidance was effective for us beginning with our annual goodwill impairment test on April 1, 2012. This guidance had no effect on our consolidated financial position, results of operations or cash flows. For our annual goodwill impairment test on April 1, 2012, we performed a qualitative test for one of our reporting units. Due to acquisitions and volatility in the economic environment, we believed it was appropriate to have recent fair values for the remaining two reporting units with goodwill.
3. ACQUISITIONS
2012 Acquisition
Euroway Ltd., — On August 1, 2012, we acquired all of the common stock of Euroway Ltd., a U.K.-based, full service leasing, rental and maintenance company for a purchase price of $2 million and assumed capital lease obligations and debt of $20 million. Approximately $1 million of the stock purchase price has been paid, and the majority of the capital lease obligations have been repaid as of December 31, 2012. The purchase price includes $0.5 million in contingent consideration to be paid to the seller provided certain conditions are met. As of December 31, 2012, the fair value of the contingent consideration has been reflected in "Other non-currrent liabilities" in our Consolidated Balance Sheets. See Note 17, "Fair Value Measurements," for additional information. The acquisition included Euroway's fleet of approximately 560 full service lease vehicles as well as 800 contract maintenance vehicles. As of December 31, 2012, goodwill and customer relationship intangibles related to the Euroway acquisition were $6 million and $3 million, respectively. The combined network operates under the Ryder name, complementing our FMS business segment coverage in the U.K. Transaction costs related to the Euroway acquisition were $1 million and were primarily reflected within "Selling, general and administrative expenses" in our Consolidated Statements of Earnings.
2011 Acquisitions
Hill Hire plc — On June 8, 2011, we acquired all of the common stock of Hill Hire plc (Hill Hire), a U.K. based full service leasing, rental and maintenance company for a purchase price of $251 million, net of cash acquired, all of which was paid in 2011. The acquisition included Hill Hire’s fleet of approximately 8,000 full service lease and 5,700 rental vehicles, and approximately 400 contractual customers. The fleet included 9,700 trailers. The combined network operates under the Ryder name, complementing our business segment market coverage in the U.K. Transaction costs related to the Hill Hire acquisition were $2 million during 2011 and were primarily reflected within ‘‘Selling, general and administrative expenses" in our Consolidated Statements of Earnings.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides the final allocated fair values of the assets acquired and the liabilities assumed at the date of the Hill Hire acquisition:

Assets:	(In thousands)
Revenue earning equipment	$202,837
Operating property and equipment	18,780
Customer relationships and other intangibles	10,133
Other assets, primarily accounts receivable	60,179
291,929
Liabilities, primarily accrued liabilities	(40,434)
Net assets acquired	$251,495

During 2012, purchase price adjustments totaled $2 million and related to adjustments to the fair value of revenue earning equipment and liabilities assumed.

Other Acquisitions—During 2011, we completed three other acquisitions of full service leasing and fleet service companies, one of which included the assets of the seller’s SCS business. The combined networks operate under the Ryder name, complementing our FMS and SCS business segment market coverage throughout the United States. The purchase price of these acquisitions totaled $114 million, of which $3 million and $107 million was paid during 2012 and 2011, respectively. Goodwill and customer relationship intangibles related to these acquisitions totaled $28 million and $12 million, respectively. The following table provides further information regarding each of these acquisitions:

Company Acquired	Date Acquired	Segment	Purchase Price	Vehicles	Contractual Customers
Carmenita Leasing, Inc.	January 10, 2011	FMS	$9 million	190	60
The Scully Companies	January 28, 2011	FMS/SCS	$91 million	2,100	200
B.I.T. Leasing	April 1, 2011	FMS	$14 million	490	130
2010 Acquisition
Total Logistic Control – On December 31, 2010, we acquired all of the common stock of Total Logistic Control (TLC), a leading provider of comprehensive supply chain solutions to food, beverage, and consumer packaged goods manufacturers in the U.S. TLC provides customers a broad suite of end-to-end services, including distribution management, contract packaging services and solutions engineering. This acquisition enhances our SCS capabilities and growth prospects in the areas of packaging and warehousing, including temperature-controlled facilities. The purchase price was $207 million, of which $3 million was paid in 2011. No further payments are due related to this acquisition. During 2011, the purchase price was reduced by $1 million due to contractual adjustments in acquired deferred taxes and working capital.
The following table provides the final allocated fair values of the assets acquired and the liabilities assumed at the date of the TLC acquisition:

Assets:	(In thousands)
Current assets	$24,588
Operating property and equipment	73,135
Goodwill	131,911
Customer relationships and other intangibles	34,980
Other assets	816
265,430
Liabilities:
Current liabilities	(26,875)
Deferred income taxes and other liabilities	(31,432)
(58,307)
Net assets acquired	$207,123

Pro Forma Information – The operating results of each acquisition has been included in the consolidated financial statements from the dates of acquisition. The following table provides the unaudited pro forma revenues, net earnings and

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

earnings per common share as if the results of the Hill Hire acquisition had been included in operations commencing January 1, 2010 and the TLC acquisition had been included in operations commencing January 1, 2009. This pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the acquisition been consummated during the periods for which the pro forma information is presented, or of future results. Pro forma information for the Euroway acquisition in 2012 and the other acquisitions in 2011 is not disclosed because the pro forma effect of these acquisitions is not significant.

	Years ended December 31,
	2011	2010
	(In thousands, except per share amounts)
Revenue — As reported	$6,050,534	5,136,435
Revenue — Pro forma	$6,118,104	5,538,824

Net earnings — As reported	$169,777	118,170
Net earnings — Pro forma	$184,849	149,501

Net earnings per common share:
Basic — As reported	$3.31	2.25
Basic — Pro forma	$3.60	2.85

Diluted — As reported	$3.28	2.25
Diluted — Pro forma	$3.58	2.84
We paid approximately $1 million in both 2012 and 2011 and $8 million in 2010 related to other acquisitions completed in prior years.
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
Summarized results of discontinued operations were as follows:

	Years ended December 31,
	2012	2011	2010
	(In thousands)
Pre-tax loss from discontinued operations	$(2,226)	$(1,185)	$(7,525)
Income tax benefit (expense)	11,306	(406)	1,087
Earnings (loss) from discontinued operations, net of tax	$9,080	$(1,591)	$(6,438)
Results of discontinued operations in 2012, 2011 and 2010 included $3 million, $2 million and $4 million, respectively, of pre-tax losses related to adverse legal developments and professional and administrative fees associated with our discontinued South American operations. Results of discontinued operations in 2012 also included $1 million of pre-tax income related to the sub-lease of a European SCS facility. During 2010, we recognized pre-tax exit costs of $3 million from the aforementioned SCS facility related to changes in sublease income estimates because of continued weak commercial real estate market conditions. Results of discontinued operations in 2011 also included $1 million of pre-tax income from favorable

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

prior year insurance claims development. Earnings from discontinued operations in 2012 also reflect a tax benefit of $11 million resulting from the expiration of a statute of limitations.
The following is a summary of assets and liabilities of discontinued operations:

	December 31, 2012	December 31, 2011
	(In thousands)
Total assets, primarily deposits	$4,460	$4,600
Total liabilities, primarily contingent accruals	$5,329	$6,502

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

In Brazil, we were assessed $5 million (before and after tax) for various federal income taxes and social contribution taxes for the 1997 and 1998 tax years. We have successfully overturned these federal tax assessments in the lower courts; however, there is a reasonable possibility that these rulings could be reversed and we would be required to pay the assessments. We believe it is more likely than not that our position will ultimately be sustained if appealed and no amounts have been reserved for these matters. We are entitled to indemnification for a portion of any resulting liability on these federal tax claims which, if honored, would reduce the estimated loss.

In Brazil, we were assessed $6 million (before and after tax) for certain state operating tax credits utilized between 2001 and 2003. Although there is a reasonable possibility that we could incur this loss, we believe it is more likely than not that our position will ultimately be sustained and no amounts have been reserved for these matters.

Additionally in Brazil, we were assessed $16 million, including penalties and interest, related to tax due on the sale of our outbound auto carriage business in 2001. On November 11, 2010, the Administrative Tax Court dismissed the assessment. The tax authority filed a motion to review the decision before the Administrative Tax Court. On December 6, 2011, the Administrative Tax Court upheld our position. In the first quarter of 2012, the tax authority decided not to file a final special appeal and the case was dismissed. There was no financial statement impact upon resolution as no amounts were reserved for this matter.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. RESTRUCTURING AND OTHER CHARGES
The components of restructuring and other charges, net in 2012, 2011 and 2010 were as follows:

	Years ended December 31,
	2012	2011	2010
	(In thousands)
Restructuring charges, net:
Severance and employee-related costs	$7,205	3,162	—
Contract termination costs	865	493	—
	8,070	3,655	—
As mentioned in Note 29, “Segment Reporting,” our primary measure of segment financial performance excludes, among other items, restructuring and other charges, net. However, the applicable portion of the restructuring and other charges, net that related to each segment in 2012, 2011 and 2010 were as follows:

	Years ended December 31,
	2012	2011	2010
	(In thousands)
Fleet Management Solutions	$6,448	3,531	—
Supply Chain Solutions	1,346	124	—
Central Support Services	276	—	—
Total	$8,070	3,655	—

2012 Activity
In the second quarter of 2012, we approved a plan to eliminate approximately 350 employees, primarily in the U.S, as a result of cost containment actions. These actions have been completed. Workforce reductions resulted in a a pre-tax charge of $7 million. Restructuring charges, net in 2012 also included severance and employee related costs associated with the elimination of certain positions assumed in the Euroway acquisition offset by benefits from refinements in estimates from restructuring charges in the prior year. During 2012, we also recorded a pre-tax charge of $1 million associated with non-essential leased facilities assumed in the Hill Hire acquisition.

2011 Activity
During 2011, we eliminated certain positions and terminated non-essential equipment contracts assumed in the Hill Hire and Scully acquisitions, which resulted in a pre-tax charge of $4 million.
The following table presents a roll-forward of the activity and balances of our restructuring reserves, including discontinued operations for the years ended December 31, 2012 and 2011:

			Deductions
	Beginning Balance	Additions	Cash Payments	Non-Cash Reductions(1)	Foreign Translation Adjustment	Ending Balance
	(In thousands)
Year ended December 31, 2012:
Employee severance and benefits	$2,607	8,460	6,711	1,307	98	3,147
Contract termination costs	2,639	1,084	1,519	575	99	1,728
Total	$5,246	9,544	8,230	1,882	197	4,875

Year ended December 31, 2011:
Employee severance and benefits	$234	3,290	736	105	(76)	2,607
Contract termination costs	3,813	493	1,557	141	31	2,639
Total	$4,047	3,783	2,293	246	(45)	5,246
____________

(1)	Non-cash reductions represent adjustments to the restructuring reserve as actual costs were less than originally estimated.
At December 31, 2012, outstanding restructuring obligations are generally required to be paid over the next year.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. RECEIVABLES

	December 31,
	2012	2011
	(In thousands)
Trade	$670,717	661,592
Direct financing leases	76,395	68,896
Income tax	6,596	8,961
Insurance (1)	17,345	7,619
Vendor rebates	5,547	8,998
Other	14,594	13,067
	791,194	769,133
Allowance	(15,429)	(14,489)
Total	$775,765	754,644
 ____________

(1)	Includes $7 million of insurance recoveries from Superstorm Sandy. Refer to Note 27, "Other Matters," for additional information.

7.     PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31,
	2012	2011
	(In thousands)
Current deferred tax asset	$29,129	31,426
Restricted cash	102	17,994
Prepaid vehicle licenses	46,784	47,045
Prepaid operating taxes	13,322	12,477
Prepaid real estate rent	4,351	7,030
Prepaid contract incentives	4,789	5,612
Prepaid software maintenance costs	3,928	3,490
Interest rate swap agreement	1,313	—
Prepaid insurance	8,810	14,003
Prepaid sales commissions	7,908	9,385
Other	13,498	14,583
Total	$133,934	163,045
8.     REVENUE EARNING EQUIPMENT

	Estimated Useful Lives	December 31, 2012			December 31, 2011
		Cost	Accumulated Depreciation	Net Book Value (1)	Cost	Accumulated Depreciation	Net Book Value (1)
	(In years)	(In thousands)
Held for use:
Full service lease	3 — 12	$6,728,746	(2,500,786)	4,227,960	6,010,335	(2,518,830)	3,491,505
Commercial rental	4.5 — 12	2,041,698	(660,356)	1,381,342	2,175,003	(708,052)	1,466,951
Held for sale		499,074	(353,768)	145,306	326,692	(235,477)	91,215
Total		$9,269,518	(3,514,910)	5,754,608	8,512,030	(3,462,359)	5,049,671
_______________

(1)
Revenue earning equipment, net includes vehicles under capital leases of $56 million, less accumulated depreciation of $17 million, at December 31, 2012 and $61 million, less accumulated depreciation of $14 million, at December 31, 2011.

At the end of each fiscal year, we review residual values and useful lives of revenue earning equipment. Based on the results of these analyses, we adjust the estimated residual values and useful lives of certain classes of revenue earning equipment effective January 1 of the following year. The change in estimated residual values and useful lives increased pre-tax earnings by approximately $18 million in 2012 compared with 2011, and approximately $5 million in 2011 compared with 2010. The adjustment decreased pre-tax earnings by approximately $14 million in 2010 compared with 2009.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.     OPERATING PROPERTY AND EQUIPMENT

	Estimated Useful Lives	December 31,
		2012	2011
	(In years)	(In thousands)
Land	—	$190,357	188,617
Buildings and improvements	10 — 40	716,743	699,809
Machinery and equipment	3 — 10	578,718	535,183
Other	3 — 10	105,255	112,288
		1,591,073	1,535,897
Accumulated depreciation		(966,220)	(911,717)
Total		$624,853	624,180

10.     GOODWILL
The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	Fleet Management Solutions	Supply Chain Solutions	Total
	(In thousands)
Balance at January 1, 2011
Goodwill	$202,941	182,122	385,063
Accumulated impairment losses	(10,322)	(18,899)	(29,221)
	192,619	163,223	355,842
Acquisitions	13,958	14,658	28,616
Purchase accounting adjustments	(185)	(6,613)	(6,798)
Foreign currency translation adjustment	(155)	(199)	(354)
Balance at December 31, 2011
Goodwill	216,559	189,968	406,527
Accumulated impairment losses	(10,322)	(18,899)	(29,221)
	206,237	171,069	377,306
Acquisition	6,033	—	6,033
Purchase accounting adjustments	215	97	312
Foreign currency translation adjustment	322	243	565
Balance at December 31, 2012
Goodwill	223,129	190,308	413,437
Accumulated impairment losses	(10,322)	(18,899)	(29,221)
	$212,807	171,409	384,216
Purchase accounting adjustments in 2011 related primarily to changes in deferred tax liabilities and evaluations of the physical and market condition of operating property and equipment. We did not recast the December 31, 2011 balance sheet as the adjustments are not material.
On April 1st of this year, we completed our annual goodwill impairment test and determined there was no impairment.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.     INTANGIBLE ASSETS

	December 31,
	2012	2011
	(In thousands)
Indefinite lived intangible assets — Trade name	$9,084	9,084
Finite lived intangible assets:
Customer relationship intangibles	95,683	92,888
Other intangibles, primarily trade name	2,254	2,083
Accumulated amortization	(27,860)	(19,797)
	70,077	75,174
Foreign currency translation adjustment	1,314	562
Total	$80,475	84,820

The Ryder trade name has been identified as having an indefinite useful life. Customer relationship intangibles are being amortized on a straight-line basis over their estimated useful lives, generally 10-16 years. We recorded amortization expense associated with finite lived intangible assets of approximately $8 million in both 2012 and 2011, and $3 million in 2010. The future amortization expense for each of the five succeeding years related to all intangible assets that are currently recorded in the Consolidated Balance Sheets is estimated to be as follows at December 31, 2012:

(In thousands)
2013	$7,510
2014	6,599
2015	6,481
2016	6,474
2017	6,473

Total	$33,537

12.     DIRECT FINANCING LEASES AND OTHER ASSETS

	December 31,
	2012	2011
	(In thousands)
Direct financing leases, net	$315,528	280,988
Investments held in Rabbi Trusts	22,426	18,696
Insurance receivables	21,695	15,488
Debt issuance costs	16,323	16,106
Prepaid pension asset	6,090	257
Contract incentives	17,613	17,524
Interest rate swap agreements	15,412	21,843
Other	19,503	22,783
Total	$434,590	393,685

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.     ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31, 2012			December 31, 2011
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$86,776	—	86,776	121,087	—	121,087
Deferred compensation	1,630	24,918	26,548	1,405	21,285	22,690
Pension benefits	3,309	597,275	600,584	3,120	546,681	549,801
Other postretirement benefits	2,683	37,916	40,599	2,838	40,154	42,992
Insurance obligations (1)	133,459	178,714	312,173	120,045	157,390	277,435
Residual value guarantees	1,505	130	1,635	3,093	1,125	4,218
Accrued rent	9,244	9,405	18,649	4,088	14,686	18,774
Environmental liabilities	4,201	8,415	12,616	4,368	9,171	13,539
Asset retirement obligations	3,642	17,116	20,758	5,702	12,364	18,066
Operating taxes	91,419	—	91,419	81,820	—	81,820
Income taxes	8,288	57,590	65,878	4,160	74,147	78,307
Interest	35,798	—	35,798	30,410	—	30,410
Deposits, mainly from customers	51,671	6,236	57,907	50,951	7,544	58,495
Deferred revenue	21,557	—	21,557	20,698	476	21,174
Acquisition holdbacks	1,637	2,673	4,310	7,422	—	7,422
Other	48,888	8,544	57,432	46,423	11,564	57,987
Total	$505,707	948,932	1,454,639	507,630	896,587	1,404,217
_________________
(1) Insurance obligations are primarily comprised of self-insured claim liabilities.

We retain a portion of the accident risk under vehicle liability and workers’ compensation insurance programs. Self-insurance accruals are based primarily on actuarially estimated, undiscounted cost of claims, and include claims incurred but not reported. Such liabilities are based on estimates. Historical loss development factors are utilized to project the future development of incurred losses, and these amounts are adjusted based upon actual claim experience and settlements. While we believe the amounts are adequate, there can be no assurance that changes to our estimates may not occur due to limitations inherent in the estimation process. During 2012, 2011 and 2010, we recorded a benefit (charge) within earnings from continuing operations of $1 million, $4 million, and $(3) million, respectively, from development in estimated prior years’ self-insured loss reserves for the reasons noted above.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.     INCOME TAXES
The components of earnings from continuing operations before income taxes and the provision for income taxes from continuing operations were as follows:

	Years ended December 31,
	2012	2011	2010
	(In thousands)
Earnings from continuing operations before income taxes:
United States	$241,672	223,209	156,123
Foreign	61,445	56,178	30,182
Total	$303,117	279,387	186,305
Current tax expense (benefit) from continuing operations:
Federal (1)	$(4,157)	1,615	4,536
State (1)	11,514	7,785	4,468
Foreign	7,759	8,603	11,596
	15,116	18,003	20,600
Deferred tax expense (benefit) from continuing operations:
Federal	77,819	67,849	38,179
State	3,871	17,247	7,198
Foreign	5,412	4,920	(4,280)
	87,102	90,016	41,097
Provision for income taxes from continuing operations	$102,218	108,019	61,697
______________

(1)	Excludes federal and state tax benefits resulting from the exercise of stock options and vesting of restricted stock awards, which were credited directly to “Additional paid-in capital.”
A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations follows:

	Years ended December 31,
	2012	2011	2010
	(Percentage of pre-tax earnings)
Federal statutory tax rate	35.0	35.0	35.0
Impact on deferred taxes for changes in tax rates	0.5	2.6	0.4
State income taxes, net of federal income tax benefit	4.4	3.9	4.6
Tax reviews and audits	(2.9)	(0.9)	(7.0)
Miscellaneous items, net	(3.3)	(1.9)	0.1
Effective tax rate	33.7	38.7	33.1

Tax Law Changes
The effects of changes in tax laws on deferred tax balances are recognized in the period the new legislation is enacted. The following provides a summary of the impact of changes in tax laws on net earnings from continuing operations by tax jurisdiction:

Tax Jurisdiction	Enactment Date	Net Earnings
		(in thousands)
2012
United Kingdom	July 17, 2012	$(856)
Canada	June 20, 2012	$(671)

2011
State of Michigan	May 25, 2011	$(5,350)
State of Illinois	January 13, 2011	$(1,221)

2010
United Kingdom	July 27, 2010	$400

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred Income Taxes
The components of the net deferred income tax liability were as follows:

	December 31,
	2012	2011
	(In thousands)
Deferred income tax assets:
Self-insurance accruals	$52,177	37,296
Net operating loss carryforwards	258,808	275,124
Alternative minimum taxes	9,679	9,679
Accrued compensation and benefits	61,095	67,323
Federal benefit on state tax positions	17,925	18,847
Pension benefits	204,069	179,159
Miscellaneous other accruals	39,708	38,588
	643,461	626,016
Valuation allowance	(38,182)	(41,324)
	605,279	584,692
Deferred income tax liabilities:
Property and equipment bases difference	(1,734,508)	(1,649,494)
Other items	(18,716)	(25,265)
	(1,753,224)	(1,674,759)
Net deferred income tax liability (1)	$(1,147,945)	(1,090,067)
______________

(1)	Deferred tax assets of $29 million and $31 million have been included in “Prepaid expenses and other current assets” at December 31, 2012 and 2011, respectively.

We do not provide for U.S. deferred income taxes on temporary differences related to our foreign investments that are considered permanent in duration. These temporary differences consist primarily of undistributed foreign earnings of $544 million at December 31, 2012. A full foreign tax provision has been made on these undistributed foreign earnings. Determination of the amount of deferred taxes on these temporary differences is not practicable due to foreign tax credits and exclusions.
At December 31, 2012, we had U.S. federal tax effected net operating loss carryforwards of $178 million and various U.S. subsidiaries had state tax effected net operating loss carryforwards of $47 million both expiring through tax year 2029. We also had foreign tax effected net operating losses of $34 million that are available to reduce future income tax payments in several countries, subject to varying expiration rules. A valuation allowance has been established to reduce deferred income tax assets, principally foreign tax loss carryforwards to amounts more likely than not to be realized. We had unused alternative minimum tax credits, for tax purposes, of $10 million at December 31, 2012 available to reduce future income tax liabilities. The alternative minimum tax credits may be carried forward indefinitely.
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
State — for the majority of states, tax returns are closed through fiscal year 2008.
Foreign — we are no longer subject to foreign tax examinations by tax authorities for tax years before 2005 in Canada, 2006 in Brazil, 2007 in Mexico and 2010 in the U.K., which are our major foreign tax jurisdictions.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the activity related to unrecognized tax benefits (excluding the federal benefit received from state positions):

	December 31,
	2012	2011	2010
	(In thousands)
Balance at January 1	$62,247	61,236	69,494
Additions based on tax positions related to the current year	3,980	3,776	4,233
Settlements	—	—	(8,280)
Reductions due to lapse of applicable statute of limitations	(13,956)	(2,765)	(4,211)
Gross balance at December 31	52,271	62,247	61,236
Interest and penalties	5,319	6,933	5,858
Balance at December 31	$57,590	69,180	67,094
Of the total unrecognized tax benefits, $40 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The total amount includes $4 million and $5 million of interest and penalties, at December 31, 2012 and 2011, respectively, net of the federal benefit on state issues. For the years ended December 31, 2012, 2011 and 2010, we recognized an income tax benefit related to interest and penalties of $1 million, $1 million, and $2 million, respectively, within “Provision for income taxes” in our Consolidated Statements of Earnings. Unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $2 million by December 31, 2013, if audits are completed or tax years close during 2013.

Like-Kind Exchange Program
We have a like-kind exchange program for certain of our revenue earning equipment located in the U.S. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form whereby tax gains on disposal of eligible vehicles are deferred. To qualify for like-kind exchange treatment, we exchange, through a qualified intermediary, eligible vehicles being disposed of with vehicles being acquired allowing us to generally carryover the tax basis of the vehicles sold (“like-kind exchanges”). The program results in a material deferral of federal and state income taxes. As part of the program, the proceeds from the sale of eligible vehicles are restricted for the acquisition of replacement vehicles and other specified applications. Effective April 1, 2012, we temporarily suspended the like-kind exchange program. Due to the structure utilized to facilitate the like-kind exchanges, the qualified intermediary that holds the proceeds from the sales of eligible vehicles and the entity that holds the vehicles to be acquired under the program are required to be consolidated in the accompanying Consolidated Financial Statements in accordance with U.S. GAAP. At December 31, 2012 and 2011, these consolidated entities had total assets, primarily revenue earning equipment, and total liabilities, primarily accounts payable of $26 million and $142 million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

	December 31,
	2012	2011
	(In thousands)
Total minimum lease payments receivable	$629,919	561,772
Less: Executory costs	(201,777)	(181,820)
Minimum lease payments receivable	428,142	379,952
Less: Allowance for uncollectibles	(703)	(903)
Net minimum lease payments receivable	427,439	379,049
Unguaranteed residuals	60,764	63,472
Less: Unearned income	(96,280)	(92,637)
Net investment in direct financing and sales-type leases	391,923	349,884
Current portion	(76,395)	(68,896)
Non-current portion	$315,528	280,988
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
The following table presents the credit risk profile by creditworthiness category of our direct financing lease receivables at December 31, 2012:

	December 31,
	2012	2011
	(In thousands)
Very low risk to low risk	$193,123	121,836
Moderate	177,400	190,070
Moderately high to high risk	57,619	68,046

	$428,142	$379,952

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table is a rollforward of the allowance for credit losses on direct financing lease receivables for the twelve months ended December 31, 2012:

(In thousands)
Balance at December 31, 2010	$784
Charged to earnings	867
Deductions	(748)
Balance at December 31, 2011	903
Charged to earnings	812
Deductions	(1,012)

Balance at December 31, 2012	$703

As of December 31, 2012 and 2011, the amount of direct financing lease receivables which were past due was not significant and there were no impaired receivables. Accordingly, there was no material risk of default with respect to the direct financing lease receivables as of December 31, 2012 or 2011.
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
We periodically enter into sale and leaseback transactions to lower the total cost of funding our operations and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions not deemed to be VIEs. In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are used primarily to repay debt. Sale-leaseback transactions accounted for as operating leases will result in reduced depreciation and interest expense and increased equipment rental expense. During 2012, we completed a sale-leaseback transaction of revenue earning equipment with a third party and the leaseback was accounted for as an operating lease. Proceeds from the sale-leaseback transaction totaled $130 million. During 2011, we completed a sale-leaseback transaction of revenue earning equipment with a third party and the leaseback was accounted for as a capital lease. Proceeds from the sale-leaseback transaction totaled $37 million. We did not enter into any sale-leaseback transactions during 2010.
Certain leases contain purchase and/or renewal options, as well as limited guarantees for a portion of the lessor’s residual value. Certain residual value guarantees are conditional on termination of the lease prior to its contractual lease term. The amount of residual value guarantees expected to be paid is recognized as rent expense over the expected remaining term of the lease. Facts and circumstances that impact management’s estimates of residual value guarantees include the market for used equipment, the condition of the equipment at the end of the lease and inherent limitations in the estimation process. See Note 19, “Guarantees,” for additional information.
During 2012, 2011 and 2010, rent expense (including rent of facilities but excluding contingent rentals) was $148 million, $154 million, and $156 million, respectively. During 2012, 2011 and 2010, contingent rental expense comprised of residual value guarantees, payments based on miles run and adjustments to rental payments for changes in interest rates on all other leased vehicles was $(1) million, $(2) million, and $(2) million, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Lease Payments
Future minimum payments for leases in effect at December 31, 2012 were as follows:

	As Lessor (1)		As Lessee
	Operating Leases	Direct Financing Leases	Operating Leases
	(In thousands)
2013	$823,369	107,890	106,688
2014	620,533	87,459	96,402
2015	475,226	73,507	54,414
2016	348,897	60,254	34,261
2017	230,016	40,109	21,365
Thereafter	172,756	58,923	58,765
Total	$2,670,797	428,142	371,895
____________________

(1)
Amounts do not include contingent rentals, which may be received under certain leases on the basis of miles of use or changes in the Consumer Price Index. Contingent rentals from operating leases included in revenue during 2012, 2011 and 2010 were $319 million, $303 million, and $294 million, respectively. Contingent rentals from direct financing leases included in revenue during 2012, 2011, and 2010 were $11 million, $11 million, and $12 million, respectively.

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.     DEBT

	Weighted-Average Interest Rate
	December 31,			December 31,
	2012	2011	Maturities	2012	2011
				(In thousands)
Short-term debt and current portion of long-term debt:
Short-term debt	2.27%	1.45%	2013	$9,820	5,091
Current portion of long-term debt, including capital leases				358,155	269,275
Total short-term debt and current portion of long-term debt				367,975	274,366
Long-term debt:
U.S. commercial paper(1)	0.41%	0.40%	2016	329,925	415,936
Canadian commercial paper(1)	1.14%	—%	2016	23,165	—
Global revolving credit facility	1.58%	1.52%	2016	8,924	1,000
Unsecured U.S. notes – Medium-term notes(1)	4.01%	4.49%	2013-2025	2,971,313	2,484,712
Unsecured U.S. obligations, principally bank term loans	1.56%	1.78%	2013-2017	105,500	105,000
Unsecured foreign obligations	1.91%	2.71%	2014-2016	313,406	300,516
Capital lease obligations	4.08%	4.24%	2013-2019	42,018	48,047
Total before fair market value adjustment				3,794,251	3,355,211
Fair market value adjustment on notes subject to hedging(2)				16,725	21,843
				3,810,976	3,377,054
Current portion of long-term debt, including capital leases				(358,155)	(269,275)
Long-term debt				3,452,821	3,107,779
Total debt				$3,820,796	3,382,145
_________________

(1)	We had unamortized original issue discounts of $9 million at December 31, 2012 and 2011.

(2)	The notional amount of the executed interest rate swaps designated as fair value hedges was $550 million at December 31, 2012 and 2011.

Maturities of total debt are as follows:

	Capital Leases	Debt
	(In thousands)
2013	$8,210	359,821
2014	7,710	339,339
2015	6,910	727,897
2016	5,771	1,117,289
2017	7,140	704,062
Thereafter	10,942	513,645
Total	46,683	3,762,053
Imputed interest	(4,665)
Present value of minimum capitalized lease payments	42,018
Current portion	(6,841)
Long-term capitalized lease obligation	$35,177
Debt Facilities
We can borrow up to $900 million under a global revolving credit facility with a syndicate of twelve lending institutions led by Bank of America N.A., Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas, Mizuho Corporate Bank, Ltd., Royal Bank of Canada, Royal Bank of Scotland Plc, U.S. Bank National Association and Wells Fargo Bank, N.A. This facility matures in June 2016 and is used primarily to finance working capital and provide support for the issuance of unsecured commercial paper in the U.S. and Canada. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at December 31, 2012). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The agreement provides for annual facility fees, which range

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

from 10.0 basis points to 32.5 basis points, and are based on Ryder’s long-term credit ratings. The current annual facility fee is 15.0 basis points, which applies to the total facility size of $900 million. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth, of less than or equal to 300%. Net worth, as defined in the credit facility and amended in April 2012, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at December 31, 2012 was 180%. At December 31, 2012, $538 million was available under the credit facility, net of the support for commercial paper borrowings.
Our global revolving credit facility permits us to refinance short-term commercial paper obligations on a long-term basis. Settlement of short-term commercial paper obligations not expected to require the use of working capital are classified as long-term as we have both the intent and ability to refinance on a long-term basis. At December 31, 2012 and 2011, we classified $353 million and $416 million, respectively, of short-term commercial paper as long-term debt.
In August 2012, we issued $350 million of unsecured medium term notes maturing in March 2018. In February 2012, we issued $350 million of unsecured medium-term notes maturing in March 2017. The proceeds were used to pay down commercial paper and for general corporate purposes. If the notes are downgraded following, and as a result of, a change in control, the note holder can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of the principle amount plus accrued and unpaid interest.
We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program are limited to $175 million. In October 2012, we renewed the trade receivables purchase and sale program. If no event occurs which causes early termination, the 364-day program will expire on October 25, 2013. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. At December 31, 2012 and 2011, no amounts were outstanding under the program. Sales of receivables under this program will be accounted for as secured borrowings based on our continuing involvement in the transferred assets.
On February 6, 2013, we filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission. The registration is for an indeterminate number of securities and is effective for three years. Under this universal shelf registration statement, we have the capacity to offer and sell from time to time various types of securities, including common stock, preferred stock and debt securities, subject to market demand and ratings status.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17.     FAIR VALUE MEASUREMENTS
The following tables present our assets and liabilities that are measured at fair value on a recurring basis and the levels of inputs used to measure fair value:

		Fair Value Measurements At December 31, 2012 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Interest rate swap	Prepaid expenses and other current assets	$—	1,313	—	1,313
Interest rate swaps	DFL and other assets	—	15,412	—	15,412
Investments held in Rabbi Trusts:
Cash and cash equivalents		4,055	—	—	4,055
U.S. equity mutual funds		10,871	—	—	10,871
Foreign equity mutual funds		2,974	—	—	2,974
Fixed income mutual funds		4,526	—	—	4,526
Investments held in Rabbi Trusts	DFL and other assets	22,426	—	—	22,426
Total assets at fair value		$22,426	16,725	—	39,151
Liabilities:
Contingent consideration	Other non-current liabilities	—	—	478	478
Total liabilities at fair value		$—	—	478	478

		Fair Value Measurements At December 31, 2011 Using
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Interest rate swaps	DFL and other assets	$—	21,843	—	21,843
Investments held in Rabbi Trusts:
Cash and cash equivalents		3,783	—	—	3,783
U.S. equity mutual funds		8,850	—	—	8,850
Foreign equity mutual funds		2,526	—	—	2,526
Fixed income mutual funds		3,537	—	—	3,537
Investments held in Rabbi Trusts	DFL and other assets	18,696	—	—	18,696
Total assets at fair value		$18,696	21,843	—	40,539
Liabilities:
Contingent consideration	Accrued Expenses	$—	—	1,000	1,000
Total liabilities at fair value		$—	—	1,000	1,000

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents our assets that are measured at fair value on a nonrecurring basis and the levels of inputs used to measure fair value:

	Fair Value Measurements At December 31, 2012 Using			Year ended December 31, 2012
	Level 1	Level 2	Level 3	Total Losses (2)
Assets held for sale:
Revenue earning equipment: (1)
Trucks	$—	—	14,263	$12,853
Tractors	—	—	11,619	4,058
Trailers	—	—	585	1,489
Total assets at fair value	$—	—	26,467	$18,400

	Fair Value Measurements At December 31, 2011 Using			Year ended December 31, 2011
	Level 1	Level 2	Level 3	Total Losses (2)
Assets held for sale:
Revenue earning equipment (1)
Trucks	$—	—	6,147	$5,556
Tractors	—	—	3,040	1,982
Trailers	—	—	296	1,353
Total assets at fair value	$—	—	9,483	$8,891
______________

(1)	Represents the portion of all revenue earning equipment held for sale that is recorded at fair value, less costs to sell.

(2)	Total losses represent fair value adjustments for all vehicles held for sale throughout the period for which fair value less costs to sell was less than carrying value.
Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. Losses to reflect changes in fair value are presented within “Other operating expenses” in the Consolidated Statements of Earnings. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (trucks, tractors and trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. Fair value was determined based upon recent market prices obtained from our own sales experience for sales of each class of similar assets and vehicle condition. Therefore, our revenue earning equipment held for sale was classified within Level 3 of the fair value hierarchy. During the years ended December 31, 2012, 2011, and 2010, we recorded losses to reflect changes in fair value of $18 million, $9 million and $23 million, respectively.
Total fair value of debt (excluding capital lease obligations) at December 31, 2012 and 2011 was $3.99 billion and $3.51 billion, respectively. For publicly-traded debt, estimates of fair value are based on market prices. Since our publicly-traded debt is not actively traded, the fair value measurement was classified within Level 2 of the fair value hierarchy. For other debt, fair value is estimated based on rates currently available to us for debt with similar terms and remaining maturities. Therefore, the fair value measurement of our other debt was classified within Level 2 of the fair value hierarchy. The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2012, we have interest rate swaps outstanding which are designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. The following table provides a detail of the swaps outstanding and the related hedged items as of December 31, 2012:

		Face value of medium-term notes	Aggregate notional amount of interest rate swaps		Weighted-average variable interest rate on hedged debt as of December 31,
Issuance date	Maturity date			Fixed interest rate	2012	2011
		(Dollars in thousands)
May 2011	June 2017	$350,000	$150,000	3.50%	1.62%	1.84%
February 2011	March 2015	$350,000	$150,000	3.15%	1.66%	1.43%
February 2008	March 2013	$250,000	$250,000	6.00%	2.84%	2.61%
Changes in the fair value of our interest rate swaps are offset by changes in the fair value of the debt instrument. Accordingly, there is no ineffectiveness related to the interest rate swaps. The location and amount of gains (losses) on derivative instruments and related hedged items reported in the Consolidated Statements of Earnings were as follows:

	Location of Gain (Loss) Recognized in Income	December 31,
Fair Value Hedging Relationship		2012	2011	2010
		(In thousands)
Derivative: Interest rate swap	Interest expense	$(5,118)	6,414	3,328
Hedged item: Fixed-rate debt	Interest expense	5,118	(6,414)	(3,328)
Total		$—	—	—
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At December 31, 2012 and 2011, the maximum determinable exposure of each type of guarantee and the corresponding liability, if any, recorded on the Consolidated Balance Sheets were as follows:

	December 31, 2012		December 31, 2011
Guarantee	Maximum Exposure of Guarantee	Carrying Amount of Liability	Maximum Exposure of Guarantee	Carrying Amount of Liability
	(In thousands)
Vehicle residual value guarantees (end of lease term)— operating leases (1)	$24,544	—	—	—
Vehicle residual value guarantees — finance lease programs	14	11	805	244
Standby letters of credit	6,234	6,234	7,520	7,520
Total	$30,792	6,245	8,325	7,764
________________

(1)
 Amounts exclude contingent rentals associated with residual value guarantees on certain vehicles held under operating leases for which the guarantees are conditioned upon disposal of the leased vehicles prior to the end of their lease term. At December 31, 2012 and 2011, our maximum exposure for such guarantees was approximately $183 million and $91 million, respectively, with $2 million and $4 million recorded as a liability at December 31, 2012 and 2011, respectively.

We have provided partial end of lease term residual value guarantees as part of a sale leaseback transaction in 2012. If the sales proceeds from the final disposition of the specified vehicles are less than the residual value guarantee, we are required to pay the difference to the lessor. The leases expire periodically through 2019. At December 31, 2012, our maximum exposure for such guarantees was approximately $25 million. No liability has been recognized as of December 31, 2012 because we do not expect to pay any guaranteed amounts to the lessor based on current market conditions. The payments associated with the end of lease term residual value guarantees have been included in our future minimum lease payments for leases in effect as of December 31, 2012. See Note 15, "Leases," for further information.
At December 31, 2012 and 2011, we had letters of credit and surety bonds outstanding, which primarily guarantee various insurance activities as noted in the following table:

	December 31,
	2012	2011
	(In thousands)
Letters of credit	$198,227	196,671
Surety bonds	95,856	74,280
Certain of these letters of credit and surety bonds guarantee insurance activities associated with insurance claim liabilities transferred in conjunction with the sale of our automotive transport business, reported as discontinued operations in previous years. To date, the insurance claims representing per-claim deductibles payable under third-party insurance policies have been paid and continue to be paid by the company that assumed such liabilities. However, if all or a portion of the estimated outstanding assumed claims of approximately $6 million at December 31, 2012 are unable to be paid, the third-party insurers may have recourse against certain of the outstanding letters of credit provided by Ryder in order to satisfy the unpaid claim deductibles. In 2009, in order to reduce our potential exposure to these claims, we drew upon an outstanding letter of credit provided by the purchaser and have a deposit and corresponding liability, both of which are outstanding at December 31, 2012. Periodically, an actuarial valuation is made in order to better estimate the amount of outstanding insurance claim liabilities.

20.     SHARE REPURCHASE PROGRAMS
In December 2011, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2011 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company’s various employee stock, stock option and employee stock purchase plans from December 1, 2011 through December 13, 2013. The December 2011 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management established prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2011 program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. During

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2012, we repurchased and retired 543,923 shares under this program at an aggregate amount of $26 million. We did not repurchase any shares under this program in 2011.
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
21.     ACCUMULATED OTHER COMPREHENSIVE LOSS
The following summary sets forth the components of accumulated other comprehensive loss, net of tax:

	Currency Translation Adjustments	Net Actuarial Loss (1)	Prior Service Credit (1)	Transition Obligation (1)	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)
January 1, 2010	$32,978	(419,445)	7,482	52	14	(378,919)
Amortization	—	12,416	(1,570)	(18)	—	10,828
Pension curtailment	—	1,074	—	—	—	1,074
Current period change	13,009	(22,577)	—	—	(14)	(9,582)
December 31, 2010	45,987	(428,532)	5,912	34	—	(376,599)
Amortization	—	13,146	(1,621)	(22)	—	11,503
Current period change	(17,768)	(184,301)	—	—	—	(202,069)
December 31, 2011	28,219	(599,687)	4,291	12	—	(567,165)
Amortization	—	20,315	(1,657)	—	—	18,658
Current period change	29,629	(68,753)	—	—	12	(39,112)
December 31, 2012	$57,848	(648,125)	2,634	12	12	(587,619)
_______________________

(1)	Amounts pertain to our pension and/or postretirement benefit plans.

The following summary sets forth the taxes related to items of other comprehensive (loss) income:

	2012		2011	2010
	(In thousands)
Tax benefit (expense) on change in unrealized components of defined benefit plans:
Tax benefit on net actuarial loss arising during the period	$41,012		98,642	13,242
Tax expense on amortization of actuarial loss, transition obligation and prior service credit	(10,016)		(6,414)	(6,037)
Tax expense on settlements and other	—	—	—	(413)
Tax benefit on other comprehensive loss	$30,996		92,228	6,792

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

22.    EARNINGS PER SHARE INFORMATION
The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Years ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Earnings per share — Basic:
Earnings from continuing operations	$200,899	171,368	124,608
Less: Distributed and undistributed earnings allocated to nonvested stock	(2,566)	(2,751)	(1,759)
Earnings from continuing operations available to common shareholders — Basic	$198,333	168,617	122,849

Weighted average common shares outstanding— Basic	50,449	50,500	51,717

Earnings from continuing operations per common share — Basic	$3.93	3.34	2.38

Earnings per share — Diluted:
Earnings from continuing operations	$200,899	171,368	124,608
Less: Distributed and undistributed earnings allocated to nonvested stock	(2,556)	(2,737)	(1,756)
Earnings from continuing operations available to common shareholders — Diluted	$198,343	168,631	122,852

Weighted average common shares outstanding— Basic	50,449	50,500	51,717
Effect of dilutive equity awards	291	378	167
Weighted average common shares outstanding— Diluted	50,740	50,878	51,884

Earnings from continuing operations per common share — Diluted	$3.91	3.31	2.37
Anti-dilutive equity awards and market-based restrictive stocks rights not included above	2,278	1,514	1,654
23.    SHARE-BASED COMPENSATION PLANS
The following table provides information on share-based compensation expense and income tax benefits recognized in 2012, 2011 and 2010:

	Years ended December 31,
	2012	2011	2010
	(In thousands)
Stock option and stock purchase plans	$9,469	9,497	9,069
Nonvested stock	9,395	7,926	7,474
Share-based compensation expense	18,864	17,423	16,543
Income tax benefit	(6,309)	(5,794)	(5,572)
Share-based compensation expense, net of tax	$12,555	11,629	10,971
Total unrecognized pre-tax compensation expense related to share-based compensation arrangements at December 31, 2012 was $30 million and is expected to be recognized over a weighted-average period of approximately 1.7 years. The total fair value of equity awards vested during the years ended December 31, 2012, 2011, and 2010 were $12 million, $23 million and $11 million, respectively.

Share-Based Incentive Awards
Share-based incentive awards are provided to employees under the terms of three share-based compensation plans (collectively, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money stock options and nonvested stock at December 31, 2012. There are 3.5 million shares authorized and available to be granted under the Plans as of December 31, 2012. There were 3.45 million unused shares available to be granted under the Plans as of December 31, 2012.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Restricted stock awards are nonvested stock rights that are granted to employees and entitle the holder to shares of common stock as the award vests. For grants prior to 2012, participants are entitled to non-forfeitable dividend equivalents on such awarded shares, but the sale or transfer of these shares is restricted during the vesting period. Time-vested restricted stock rights typically vest in three years regardless of company performance. The fair value of the time-vested awards is determined and fixed on the grant date based on Ryder’s stock price on the date of grant. Market-based restricted stock awards include a market-based vesting provision. For the 2012 grant, the awards were segmented into three equal performance periods of one, two and three years. At the end of each performance period, 25%-125% of the award may be earned based on Ryder's total shareholder return (TSR) compared to the target TSR of the S&P 500 over the applicable performance period. Employees will receive the grant of stock at the end of the three year period provided they continue to be employed with Ryder, subject to Compensation Committee approval. For grants prior to 2012, employees only receive the grant of stock if Ryder’s cumulative average total shareholder return (TSR) at least meets the S&P 500 cumulative average TSR for the applicable three-year period. The fair value of the market-based awards is determined on the date of grant and is based on the likelihood of Ryder achieving the market-based condition. Expense on the market-based restricted stock awards is recognized regardless of whether the awards vest.
Certain employees also received market-based cash awards as part of our long-term incentive compensation program. The cash awards have the same vesting provisions as the market-based restricted stock rights granted in the respective years except that, for 2011 and 2010, Ryder’s TSR must at least meet the TSR of the 33rd percentile of the S&P 500. The cash awards are accounted for as liability awards as the awards are based upon the performance of our common stock and are settled in cash. As a result, the liability is adjusted to reflect fair value at the end of each reporting period. The fair value of the cash awards was estimated using a lattice-based option pricing valuation model that incorporates a Monte-Carlo simulation. The liability related to the cash awards was $4 million and $3 million at December 31, 2012 and December 31, 2011, respectively.
The following table is a summary of compensation expense recognized related to cash awards in addition to share-based compensation expense reported in the previous table.

	Years ended December 31
	2012	2011	2010
	(In thousands)
Cash awards	$1,099	1,882	2,052
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

Option Awards
The following is a summary of option activity under our stock option plans as of and for the year ended December 31, 2012:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at January 1	3,297	$44.25
Granted	456	53.63
Exercised	(508)	38.68
Forfeited or expired	(97)	48.92
Options outstanding at December 31	3,148	$46.36	3.6	$18,566
Vested and expected to vest at December 31	3,077	$46.31	3.1	$18,313
Exercisable at December 31	2,032	$45.76	2.6	$14,106
The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

market price of our stock on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options at year-end. The amount changes based on the fair market value of our stock.
Information about options in various price ranges at December 31, 2012 follows:

	Options Outstanding			Options Exercisable
Price Ranges	Shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(In thousands)	(In years)		(In thousands)
Less than $45.00	1,131	3.4	$33.82	881	$34.05
45.00-50.00	617	5.1	49.38	204	49.38
50.00-55.00	897	3.6	53.04	452	52.48
55.00 and over	503	2.2	58.96	495	58.96
Total	3,148	3.6	$46.36	2,032	$45.76
Restricted Stock Awards
The following is a summary of the status of Ryder’s nonvested restricted stock awards as of and for the year ended December 31, 2012:

	Time-Vested		Market-Based Vested
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
	(In thousands)		(In thousands)
Nonvested stock outstanding at January 1	373	$46.72	476	$18.69
Granted	129	52.38	93	43.39
Vested	(47)	39.10	—	—
Forfeited	(15)	49.76	(182)	32.20
Nonvested stock outstanding at December 31	440	$49.16	387	$25.35

Stock Purchase Plan
We maintain an Employee Stock Purchase Plan (ESPP), which enables eligible participants in the U.S. and Canada to purchase full or fractional shares of Ryder common stock through payroll deductions of up to 15% of eligible compensation. The ESPP provides for quarterly offering periods during which shares may be purchased at 85% of the fair market value on either the first or the last trading day of the quarter, whichever is less. Stock purchased under the ESPP must generally be held for 90 days. The amount of shares authorized to be issued under the existing ESPP was 4.5 million at December 31, 2012. There were 0.7 million unused shares available to be purchased under the ESPP at December 31, 2012.
The following table summarizes the status of Ryder’s ESPP:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at January 1	—	$—
Granted	268	33.72
Exercised	(268)	33.72
Forfeited or expired	—	—
Outstanding at December 31	—	$—	—	$—
Exercisable at December 31	—	$—	—	$—
Share-Based Compensation Fair Value Assumptions
The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option-pricing valuation model that uses the weighted-average assumptions noted in the table below. Expected volatility is based on historical

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The following table presents the weighted-average assumptions used for options granted:

	Years ended December 31,
	2012	2011	2010
Option plans:
Expected dividends	2.2%	2.2%	3.0%
Expected volatility	40.7%	38.7%	43.9%
Risk-free rate	0.6%	1.7%	1.7%
Expected term in years	3.7 years	3.6 years	3.4 years
Grant-date fair value	$14.07	$12.88	$8.93
Purchase plan:
Expected dividends	2.7%	2.4%	2.5%
Expected volatility	32.7%	32.8%	35.6%
Risk-free rate	0.1%	0.1%	0.2%
Expected term in years	0.25 years	0.25 years	0.25 years
Grant-date fair value	$9.53	$10.21	$8.95

Exercise of Employee Stock Options and Purchase Plans
The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $6 million, $9 million, and $4 million, respectively. The total cash received from employees as a result of exercises under all share-based employee compensation arrangements for the years ended December 31, 2012, 2011 and 2010 was $28 million, $33 million, and $17 million, respectively. In connection with these exercises, the tax benefits realized from share-based employee compensation arrangements were $1 million for each of the years ended December 31, 2012, 2011, and 2010.
24.    EMPLOYEE BENEFIT PLANS
Pension Plans
We historically sponsored several defined benefit pension plans covering most employees not covered by union-administered plans, including certain employees in foreign countries. These plans generally provided participants with benefits based on years of service and career-average compensation levels. The funding policy for these plans is to make contributions based on annual service costs plus amortization of unfunded past service liability, but not greater than the maximum allowable contribution deductible for federal income tax purposes. We may, from time to time, make voluntary contributions to our pension plans, which exceed the amount required by statute. The majority of the plans’ assets are invested in a master trust that, in turn, is invested primarily in commingled funds whose investments are listed stocks and bonds. As discussed under the Pension Curtailments and Settlements section, we have frozen all of our major defined benefit pension plans.
We have a non-qualified supplemental pension plan covering certain U.S. employees, which provides for incremental pension payments from our funds so that total pension payments equal the amounts that would have been payable from our principal pension plans if it were not for limitations imposed by income tax regulations. The accrued pension liability related to this plan was $46 million and $42 million at December 31, 2012 and 2011, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pension Expense
Pension expense from continuing operations was as follows:

	Years ended December 31,
	2012	2011	2010
	(In thousands)
Company-administered plans:
Service cost	$15,479	14,719	15,239
Interest cost	94,605	97,526	96,125
Expected return on plan assets	(96,342)	(101,803)	(93,135)
Settlement loss	—	—	1,487
Amortization of:
Transition obligation	—	(31)	(25)
Net actuarial loss	31,200	20,226	19,025
Prior service credit	(2,275)	(2,278)	(2,256)
	42,667	28,359	36,460
Union-administered plans	6,746	5,988	5,199
Net pension expense	$49,413	34,347	41,659

Company-administered plans:
U.S.	$38,992	28,974	33,733
Foreign	3,675	(615)	2,727
	42,667	28,359	36,460
Union-administered plans	6,746	5,988	5,199
	$49,413	34,347	41,659

The following table sets forth the weighted-average actuarial assumptions used for Ryder’s pension plans in determining annual pension expense:

	U.S. Plans Years ended December 31,			Foreign Plans Years ended December 31,
	2012	2011	2010	2012	2011	2010
Discount rate	4.90%	5.70%	6.20%	4.76%	5.55%	5.93%
Rate of increase in compensation levels	4.00%	4.00%	4.00%	3.54%	3.55%	3.54%
Expected long-term rate of return on plan assets	7.05%	7.45%	7.65%	6.00%	6.84%	7.04%
Transition amortization in years	—	—	—	1	1	2
Gain and loss amortization in years	24	25	26	27	27	28
The return on plan assets assumption reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plans. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns or in asset allocation strategies of the plan assets.
Pension Curtailments and Settlements
In recent years, we made amendments to defined benefit retirement plans which froze the retirement benefits for non-grandfathered and certain non-union employees in the U.S., Canada and the United Kingdom (U.K.). As a result of these amendments, non-grandfathered plan participants ceased accruing benefits under the plan as of the respective amendment effective date and began receiving an enhanced benefit under a defined contribution plan. All retirement benefits earned as of the amendment effective date were fully preserved and will be paid in accordance with the plan and legal requirements. There was no material impact to our financial condition and operating results from the plan amendments.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Obligations and Funded Status
The following table sets forth the benefit obligations, assets and funded status associated with our pension plans:

	December 31,
	2012	2011
	(In thousands)
Change in benefit obligations:
Benefit obligations at January 1	$1,967,586	1,744,233
Service cost	15,479	14,719
Interest cost	94,605	97,526
Actuarial loss	189,936	187,390
Benefits paid	(76,742)	(71,910)
Foreign currency exchange rate changes	16,557	(4,372)
Benefit obligations at December 31	2,207,421	1,967,586

Change in plan assets:
Fair value of plan assets at January 1	1,418,042	1,428,784
Actual return on plan assets	174,650	(1,431)
Employer contribution	81,116	65,224
Participants’ contributions	52	61
Benefits paid	(76,742)	(71,910)
Foreign currency exchange rate changes	15,809	(2,686)
Fair value of plan assets at December 31	1,612,927	1,418,042
Funded status	$(594,494)	(549,544)
Amounts recognized in the Consolidated Balance Sheets consisted of:

	December 31,
	2012	2011
	(In thousands)
Noncurrent asset	$6,090	257
Current liability	(3,309)	(3,120)
Noncurrent liability	(597,275)	(546,681)
Net amount recognized	$(594,494)	(549,544)
Amounts recognized in accumulated other comprehensive loss (pre-tax) consisted of:

	December 31,
	2012	2011
	(In thousands)
Transition obligation	$(20)	(20)
Prior service credit	(3,077)	(5,352)
Net actuarial loss	1,007,315	927,004
Net amount recognized	$1,004,218	921,632
In 2013, we expect to recognize approximately $2 million of the prior service credit and $36 million of the net actuarial loss as a component of pension expense.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the weighted-average actuarial assumptions used in determining funded status:

	U.S. Plans December 31,		Foreign Plans December 31,
	2012	2011	2012	2011
Discount rate	4.10%	4.90%	4.43%	4.76%
Rate of increase in compensation levels	4.00%	4.00%	3.55%	3.54%
At December 31, 2012 and 2011, our pension obligations (accumulated benefit obligations (ABO) and projected benefit obligations (PBO) greater than the fair value of related plan assets for our U.S. and foreign plans were as follows:

	U.S. Plans December 31,		Foreign Plans December 31,		Total December 31,
	2012	2011	2012	2011	2012	2011
	(In thousands)
Accumulated benefit obligations	$1,747,610	1,551,211	418,245	378,768	2,165,855	1,929,979
Plans with ABO in excess of plan assets:
PBO	$1,786,025	1,586,341	83,618	380,330	1,869,643	1,966,671
ABO	$1,747,610	1,551,211	80,468	377,854	1,828,078	1,929,065
Fair value of plan assets	$1,202,565	1,063,386	66,494	353,484	1,269,059	1,416,870
Plans with PBO in excess of plan assets:
PBO	$1,786,025	1,586,341	83,618	380,330	1,869,643	1,966,671
ABO	$1,747,610	1,551,211	80,648	377,854	1,828,258	1,929,065
Fair value of plan assets	$1,202,565	1,063,386	66,494	353,484	1,269,059	1,416,870
Plan Assets

Our pension investment strategy is to generate a total rate of return that is sufficient, coupled with existing assets and funding contributions, to support payment of the ongoing plan obligations with an acceptable, appropriate and reasonable level of total asset-liability risk. The plans utilize several investment strategies, including actively and passively managed equity and fixed income strategies. The investment policy establishes targeted allocations for each asset class that incorporate measures of asset and liability risks. Deviations between actual pension plan asset allocations and targeted asset allocations may occur as a result of investment performance and changes in the funded status from time to time. Rebalancing of our pension plan asset portfolios is evaluated periodically and rebalanced if actual allocations exceed an acceptable range. U.S. plans account for approximately 75% of our total pension plan assets. Equity securities primarily include investments in both domestic and international common collective trusts and publicly traded equities. Fixed income securities primarily include domestic collective trusts and corporate bonds. Other types of investments include private equity fund-of-funds and hedge fund-of-funds. Equity and fixed income securities in our international plans include actively and passively managed mutual funds.
In the fourth quarter of 2012, we modified our U.S. pension investment policy and strategy to reduce the effects of future volatility on the fair value of our pension assets relative to our pension liabilities as a result of an asset-liability study. Under the new strategy, we will increase our allocation to high quality, longer-term fixed income securities and reduce our allocation of equity investments as the funded status of the plan improves.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the fair value of each major category of pension plan assets and the level of inputs used to measure fair value as of December 31, 2012 and 2011:

	Fair Value Measurements at December 31, 2012
Asset Category	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities:
U.S. companies	$76,660	76,660	—	—
U.S. common collective trusts	471,504	—	471,504	—
Foreign common collective trusts	497,315	—	497,315	—
Fixed income securities:
Corporate bonds	61,571	—	61,571	—
Common collective trusts	434,670	—	434,670	—
Private equity and hedge funds	71,207	—	—	71,207
Total	$1,612,927	76,660	1,465,060	71,207

	Fair Value Measurements at December 31, 2011
Asset Category	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity securities:
U.S. companies	$63,069	63,069	—	—
U.S. common collective trusts	500,298	—	500,298	—
Foreign common collective trusts	337,185	—	337,185	—
Fixed income securities:
Corporate bonds	53,424	—	53,424	—
Common collective trusts	394,714	—	394,714	—
Other (primarily mortgage-backed securities)	809	—	809	—
Private equity funds	68,543	—	—	68,543
Total	$1,418,042	63,069	1,286,430	68,543

The following is a description of the valuation methodologies used for our pension assets as well as the level of input used to measure fair value:
Equity securities — These investments include common and preferred stocks and index common collective trusts that track U.S. and foreign indices. Fair values for the common and preferred stocks were based on quoted prices in active markets and were therefore classified within Level 1 of the fair value hierarchy. The common collective trusts were valued at the unit prices established by the funds’ sponsors based on the fair value of the assets underlying the funds. Since the units of the funds are not actively traded, the fair value measurements have been classified within Level 2 of the fair value hierarchy.

Fixed income securities — These investments include investment grade bonds of U.S. issuers from diverse industries, government issuers, index common collective trusts that track the Barclays Aggregate Index and other fixed income investments (primarily mortgage-backed securities). Fair values for the corporate bonds were valued using third-party pricing services. These sources determine prices utilizing market income models which factor in, where applicable, transactions of similar assets in active markets, transactions of identical assets in infrequent markets, interest rates, bond or credit default swap spreads and volatility. Since the corporate bonds are not actively traded, the fair value measurements have been classified within Level 2 of the fair value hierarchy. The common collective trusts were valued at the unit prices established by the funds’ sponsors based on the fair value of the assets underlying the funds. Since the units of the funds are not actively traded, the fair value measurements have been classified within Level 2 of the fair value hierarchy. The other investments are not actively traded and fair values are estimated using bids provided by brokers, dealers or quoted prices of similar securities with similar characteristics or pricing models. Therefore, the other investments have been classified within Level 2 of the fair value hierarchy.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Private equity and hedge funds — These investments represent limited partnership interests in private equity and hedge funds. The partnership interests are valued by the general partners based on the underlying assets in each fund. The limited partnership interests are valued using unobservable inputs and have been classified within Level 3 of the fair value hierarchy.
The following table presents a summary of changes in the fair value of the pension plans’ Level 3 assets for the years ended December 31, 2012 and 2011:

	2012	2011
	(In thousands)
Beginning balance at January 1	$68,543	17,745
Return on plan assets:
Relating to assets still held at the reporting date	(551)	(2,277)
Relating to assets sold during the period	5,990	3,051
Purchases, sales, settlements and expenses	(2,775)	50,024
Ending balance at December 31	$71,207	68,543
The following table details pension benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter:

(In thousands)
2013	$89,652
2014	93,336
2015	98,442
2016	103,940
2017	108,462
2018-2022	619,205
For 2013, required pension contributions to our pension plans are estimated to be $66 million.

Multi-employer Plans
We also participate in multi-employer plans that provide defined benefits to certain employees covered by collective-bargaining agreements. Such plans are usually administered by a board of trustees comprised of the management of the participating companies and labor representatives. The net pension cost of these plans is equal to the annual contribution determined in accordance with the provisions of negotiated labor contracts. Assets contributed to such plans are not segregated or otherwise restricted to provide benefits only to our employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects: 1) assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers; 2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and 3) if we choose to stop participating in some of our multi-employer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, which is referred to as a withdrawal liability.
Our participation in these plans is outlined in the table below. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2012 and 2011 is for the plan year ended December 31, 2011 and December 31, 2010, respectively. The zone status is based on information that we received from the plan. Among other factors, plans in the red zone are generally less than sixty-five percent funded, plans in the yellow zone are less than eighty percent funded, and plans in the green zone are at least eighty percent funded.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

		Pension Protection Act Zone Status			Ryder Contributions				Date of Collective-Bargaining Agreement
Pension Fund	Employer Identification Number	2012	2011	FIP/RP Status Pending/ Implemented (1)	2012	2011	2010	Surcharge Imposed
					(Dollars in thousands)
Western Conference Teamsters	91-6145047	Green	Green	No	$1,943	1,855	1,494	No	6/30/14 to 3/31/16
IAM National	51-6031295	Green	Green	No	2,038	1,794	1,573	No	4/30/13 to 3/31/17
Automobile Mechanics Local No. 701	36-6042061	Red	Red	FIP Adopted	1,527	1,203	1,076	Yes	5/31/13 to 10/31/14
International Association of Machinists Motor City	38-6237143	Red (2)	Red (2)	RP adopted	437	392	372	No	1/31/14 to 3/31/16
Central States Southeast and Southwest Areas	36-6044243	Red	Red	RP adopted	226	182	158	No	6/1/12 to 5/31/17
Other Funds					575	562	526
Total contributions:					$6,746	5,988	5,199
_____________

(1)	The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented.

(2)	Plan years ended June 30, 2012 and 2011.

Our contributions to the International Association of Machinists Motor City Pension Fund were 17% of the total plan contributions for the plan year ended June 30, 2012.
Savings Plans
Employees who do not actively participate in pension plans and are not covered by union-administered plans are generally eligible to participate in enhanced savings plans. These plans provide for (i) a company contribution even if employees do not make contributions, (ii) a company match of employee contributions of eligible pay, subject to tax limits and (iii) a discretionary company match. Savings plan costs totaled $33 million in 2012, $33 million in 2011, and $27 million in 2010.
Deferred Compensation and Long-Term Compensation Plans
We have deferred compensation plans that permit eligible U.S. employees, officers and directors to defer a portion of their compensation. The deferred compensation liability, including Ryder matching amounts and accumulated earnings, totaled $27 million and $23 million at December 31, 2012 and 2011, respectively.
We have established grantor trusts (Rabbi Trusts) to provide funding for benefits payable under the supplemental pension plan, deferred compensation plans and long-term incentive compensation plans. The assets held in the trusts at December 31, 2012 and 2011 amounted to $26 million and $23 million, respectively. The Rabbi Trusts’ assets consist of short-term cash investments and a managed portfolio of equity securities, including our common stock. These assets, except for the investment in our common stock, are included in “Direct financing leases and other assets” because they are available to our general creditors in the event of insolvency. The equity securities are classified as trading securities and stated at fair value. Both realized and unrealized gains and losses are included in “Miscellaneous income, net.” The Rabbi Trusts’ investment of $4 million in our common stock at December 31, 2012 and 2011 is reflected at historical cost and recorded against shareholders’ equity.
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total postretirement benefit expense was as follows:

	Years ended December 31,
	2012	2011	2010
	(In thousands)
Service cost	$1,095	1,294	1,374
Interest cost	1,980	2,503	2,722
Amortization of:
Net actuarial (gain) loss	(20)	231	352
Prior service credit	(231)	(231)	(231)
Postretirement benefit expense	$2,824	3,797	4,217

U.S.	$2,142	3,155	3,134
Foreign	682	642	1,083
	$2,824	3,797	4,217
The following table sets forth the weighted-average discount rates used in determining annual postretirement benefit expense:

	U.S. Plan Years ended December 31,			Foreign Plan Years ended December 31,
	2012	2011	2010	2012	2011	2010
Discount rate	4.90%	5.70%	6.20%	4.50%	5.25%	6.00%

Our postretirement benefit plans are not funded. The following table sets forth the benefit obligations associated with our postretirement benefit plans:

	December 31,
	2012	2011
	(In thousands)
Benefit obligations at January 1	$42,992	47,169
Service cost	1,095	1,294
Interest cost	1,980	2,503
Actuarial gain	(1,746)	(5,754)
Benefits paid	(3,947)	(2,023)
Foreign currency exchange rate changes	225	(197)
Benefit obligations at December 31	$40,599	42,992
Amounts recognized in the Consolidated Balance Sheets consisted of:

	December 31,
	2012	2011
	(In thousands)
Current liability	$(2,683)	(2,838)
Noncurrent liability	(37,916)	(40,154)
Amount recognized	$(40,599)	(42,992)

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amounts recognized in accumulated other comprehensive loss (pre-tax) consisted of:

	December 31,
	2012	2011
	(In thousands)
Prior service credit	$(1,307)	(1,538)
Net actuarial (gain) loss	(859)	867
Net amount recognized	$(2,166)	(671)
In 2013, the amounts of prior service credit and net actuarial gain to recognize as a component of total postretirement benefit expense is not material.
Our annual measurement date is December 31 for both U.S. and foreign postretirement benefit plans. Assumptions used in determining accrued postretirement benefit obligations were as follows:

	U.S. Plan December 31,		Foreign Plan December 31,
	2012	2011	2012	2011
Discount rate	4.10%	4.90%	4.00%	4.50%
Rate of increase in compensation levels	4.00%	4.00%	3.50%	3.50%
Healthcare cost trend rate assumed for next year	7.50%	8.00%	7.00%	7.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2023	2018	2017	2017
Changing the assumed healthcare cost trend rates by 1% in each year would not have a material effect on the accumulated postretirement benefit obligation at December 31, 2012 or annual postretirement benefit expense for 2012.

The following table details other postretirement benefits expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter:

(In thousands)
2013	$2,728
2014	2,852
2015	3,016
2016	3,120
2017	3,165
2018-2022	15,943
25.      ENVIRONMENTAL MATTERS
Our operations involve storing and dispensing petroleum products, primarily diesel fuel, regulated under environmental protection laws. These laws and environmental best practices require us to identify, track, eliminate or mitigate the effect of such substances on the environment. In response to these requirements, we continually upgrade our operating facilities and implement various programs to detect and minimize negative environmental impacts. In addition, we have received notices from the Environmental Protection Agency (EPA) and others that we have been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, the Superfund Amendments and Reauthorization Act and similar state statutes and may be required to share in the cost of cleanup of 19 identified disposal sites.
Our environmental expenses, which are primarily presented within “Other operating expenses” and “Cost of fuel services” in our Consolidated Statements of Earnings, consist of remediation costs as well as normal recurring expenses such as licensing, testing and waste disposal fees. These expenses totaled $7 million in 2012, 2011 and 2010. The carrying amount of our environmental liabilities was $13 million and $14 million at December 31, 2012 and 2011, respectively. Capital expenditures related to our environmental programs totaled approximately $2 million, $3 million, and $2 million, in 2012, 2011, and 2010, respectively. Our asset retirement obligations related to fuel tanks to be removed are not included above and are recorded within “Accrued expenses” and “Other non-current liabilities” in our Consolidated Balance Sheets.
The ultimate cost of our environmental liabilities cannot presently be projected with certainty due to the presence of several unknown factors, primarily the level of contamination, the effectiveness of selected remediation methods, the stage of investigation at individual sites, the determination of our liability in proportion to other responsible parties and the

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Superstorm Sandy
In the fourth quarter of 2012, we incurred a charge of $8 million for property damage to vehicles owned by full service lease customers for which Ryder has liability under certain agreements. This charge was recorded within "Cost of services" in our Consolidated Statements of Earnings. See Note 27, "Other Matters," for further discussion on the financial impact from Superstorm Sandy.
Acquisition-related Transaction Costs
During 2012, 2011 and 2010, we incurred acquisition-related transaction costs totaling $0.4 million, $2 million and $4 million, respectively. These charges, which were primarily reflected within “Selling, general and administrative expenses” in our Consolidated Statements of Earnings, related to the acquisitions of Euroway in 2012, Hill Hire in 2011 and TLC in 2010.
Sale of International Facility
During 2010, we completed the sale of a facility in Singapore and recognized a pre-tax gain of $1 million. The gain was included within “Miscellaneous income, net” in our Consolidated Statements of Earnings.
27.      OTHER MATTERS

On October 28, 2012, Superstorm Sandy caused widespread property damage and flooding to large areas of the East Coast and the northeastern United States. As a result of the storm, we incurred a liability of $8 million ($5 million after-tax) for property damage to vehicles owned by full service lease customers for which Ryder has liability under certain agreements. We are currently pursuing recovery of these losses under applicable property and casualty insurance programs. However, because recovery of these losses is uncertain, no offsetting benefits were recognized in 2012. Insurance recoveries will be recognized if and when they are probable of receipt. In December 2012, we enhanced our insurance coverage to mitigate this type of risk in the future. Additionally, company-owned units with a carrying value of $15.7 million were damaged or completely destroyed as a direct result of Superstorm Sandy. We expect to recover at least the cost of repairs or carrying value of these assets from insurance proceeds and customer billings. Insurance recoveries have been recorded within insurance receivables and customer recoveries have been included within trade receivables in our Consolidated Financial Statements.
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

Refer to Note 4, "Discontinued Operations," for additional matters.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

28.      SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	Years ended December 31,
	2012	2011	2010
	(In thousands)
Interest paid	$126,764	126,916	120,184
Income taxes paid	11,613	21,541	4,906
Changes in accounts payable related to purchases of revenue earning equipment	27,528	61,290	17,559
Operating and revenue earning equipment acquired under capital leases (1)	20,670	39,279	137
Fair value of debt assumed on acquisition	379	—	—
(1) Includes 19.9 million of capital leases assumed in the Euroway acquisition.

29.      SEGMENT REPORTING
We operate in two business segments: Fleet Management Solutions (FMS), which provides full service leasing, contract maintenance, contract-related maintenance and commercial rental of trucks, tractors and trailers to customers principally in the U.S., Canada and the U.K.; and Supply Chain Solutions (SCS), which provides comprehensive supply chain consulting including distribution and transportation services in North America and Asia. The SCS segment also provides dedicated contract carriage (DCC) services, which includes vehicles and drivers as part of a dedicated transportation solution in the U.S. Prior to 2012, DCC was reported as a separate business segment. In 2012, SCS and DCC were combined as a result of aligning our internal reporting with how we operate our business. While this change did not impact our consolidated results, segment data for prior periods have been recast to be consistent with the current year presentation.

Our primary measurement of segment financial performance, defined as “Earnings Before Tax” (EBT) from continuing operations, includes an allocation of CSS and excludes non-operating pension costs, restructuring and other charges, net described in Note 5, “Restructuring and Other Charges” and excludes the items discussed in Note 26, “Other Items Impacting Comparability.” CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal and corporate communications. Beginning in 2012, we adjusted our segment financial performance measurement to exclude the non-operating components of pension costs in order to more accurately reflect the operating performance of the business segments. Prior year segment EBT has been recast to conform to the current year presentation. The objective of the EBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation. CSS costs attributable to the business segments are predominantly allocated to FMS and SCS as follows:

•Finance, corporate services, and health and safety — allocated based upon estimated and planned resource utilization;

•Human resources — individual costs within this category are allocated in several ways, including allocation based on estimated utilization and number of personnel supported;

•Information technology — principally allocated based upon utilization-related metrics such as number of users or minutes of CPU time. Customer-related project costs and expenses are allocated to the business segment responsible for the project; and

•Other — represents legal and other centralized costs and expenses including certain share-based incentive compensation costs. Expenses, where allocated, are based primarily on the number of personnel supported.
Our FMS segment leases revenue earning equipment and provides fuel, maintenance and other ancillary services to the SCS segment. Inter-segment revenue and EBT are accounted for at rates similar to those executed with third parties. EBT related to inter-segment equipment and services billed to customers (equipment contribution) is included in both FMS and SCS and then eliminated (presented as “Eliminations”).

Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Each business segment follows the same accounting

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

policies as described in Note 1, “Summary of Significant Accounting Policies.” Business segment revenue and EBT from continuing operations is as follows:

	Years ended December 31,
	2012	2011	2010
	(In thousands)
Revenue:
Fleet Management Solutions:
Full service lease	$1,956,812	1,862,304	1,804,420
Commercial rental	738,564	691,573	505,396
Full service lease and commercial rental	2,695,376	2,553,877	2,309,816
Contract maintenance	169,769	169,678	168,293
Contract-related maintenance	184,703	164,334	139,173
Other	71,955	69,124	67,448
Fuel services revenue	854,578	887,483	716,871
Total Fleet Management Solutions from external customers	3,976,381	3,844,496	3,401,601
Inter-segment revenue	428,944	373,834	310,552
Fleet Management Solutions	4,405,325	4,218,330	3,712,153
Supply Chain Solutions from external customers	2,280,586	2,206,038	1,734,834
Eliminations	(428,944)	(373,834)	(310,552)
Total revenue	$6,256,967	6,050,534	5,136,435

EBT:
Fleet Management Solutions	$307,628	265,691	194,909
Supply Chain Solutions	115,193	104,898	81,683
Eliminations	(29,265)	(24,212)	(19,275)
	$393,556	346,377	257,317
Unallocated Central Support Services	(42,348)	(42,549)	(41,310)
Non-operating pension costs	(31,423)	(18,652)	(26,551)
Restructuring and other charges, net and other items(1)	(16,668)	(5,789)	(3,151)
Earnings before income taxes from continuing operations	$303,117	279,387	186,305
______________

(1)	See Note 26, “Other Items Impacting Comparability,” for a discussion of items, in addition to restructuring and other charges, net that are excluded from our primary measure of segment performance.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth share-based compensation, depreciation expense, (gains) losses on vehicle sales, net, other non-cash charges (credits), net, interest expense (income), capital expenditures and total assets for the years ended December 31, 2012, 2011 and 2010 as provided to the chief operating decision-maker for each of Ryder’s reportable business segments:

	FMS	SCS	CSS	Eliminations	Total
	(In thousands)
2012
Share-based compensation expense	$5,359	4,433	9,072	—	18,864
Depreciation expense (1)	$910,352	28,275	1,050	—	939,677
Gains on vehicles sales, net	$(89,075)	(33)	—	—	(89,108)
Other non-cash charges (credits), net (2)	$15,567	2,768	30,874	—	49,209
Interest expense (income) (3)	$140,747	11	(201)	—	140,557
Capital expenditures paid (4)	$2,090,443	19,278	23,514	—	2,133,235
Total assets	$7,556,509	807,935	144,355	(189,820)	8,318,979
2011
Share-based compensation expense	$5,388	4,312	7,723	—	17,423
Depreciation expense (1)	$842,094	29,118	1,050	—	872,262
Gains on vehicles sales, net	$(62,496)	(383)	—	—	(62,879)
Other non-cash charges (credits), net (2)	$16,271	3,214	20,443	—	39,928
Interest expense (income) (3)	$133,245	(74)	(7)	—	133,164
Capital expenditures paid (4)	$1,653,425	30,209	14,955	—	1,698,589
Total assets	$6,815,404	827,169	198,476	(223,214)	7,617,835
2010
Share-based compensation expense	$5,011	3,430	8,102	—	16,543
Depreciation expense (1)	$812,588	20,285	968	—	833,841
Gains on vehicle sales, net	$(28,765)	38	—	—	(28,727)
Other non-cash charges, net (2)	$19,351	1,021	20,528	—	40,900
Interest expense (income) (3)	$130,742	(759)	11	—	129,994
Capital expenditures paid (4)	$1,043,280	16,345	10,467	—	1,070,092
Total assets	$5,944,971	791,791	106,906	(191,294)	6,652,374
____________

(1)
Depreciation expense associated with CSS assets was allocated to business segments based upon estimated and planned asset utilization. Depreciation expense totaling $12 million, $9 million, and $9 million during 2012, 2011, and 2010, respectively, associated with CSS assets was allocated to other business segments.

(2)	Includes amortization expense.

(3)
Interest expense was primarily allocated to the FMS segment since such borrowings were used principally to fund the purchase of revenue earning equipment used in FMS; however, interest expense (income) was also reflected in SCS based on targeted segment leverage ratios.

(4)
Excludes acquisition payments of $5 million, $362 million, and $212 million in 2012, 2011, and 2010, respectively, comprised primarily of long-lived assets. See Note 3, “Acquisitions,” for additional information.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Geographic Information

	Years ended December 31,
	2012	2011	2010
	(In thousands)
Revenue:
United States	$5,231,899	5,075,432	4,313,483
Foreign:
Canada	477,495	481,593	466,405
Europe	384,105	324,214	219,508
Mexico	143,282	147,464	122,312
Asia	20,186	21,831	14,727
	1,025,068	975,102	822,952
Total	$6,256,967	6,050,534	5,136,435
Long-lived assets:
United States	$5,261,622	4,708,086	4,098,735
Foreign:
Canada	557,351	481,139	468,062
Europe	534,728	463,848	219,178
Mexico	24,973	19,931	21,194
Asia	787	847	892
	1,117,839	965,765	709,326
Total	$6,379,461	5,673,851	4,808,061
Certain Concentrations
We have a diversified portfolio of customers across a full array of transportation and logistics solutions and across many industries. We believe this will help to mitigate the impact of adverse downturns in specific sectors of the economy. Our portfolio of full service lease and commercial rental customers is not concentrated in any one particular industry or geographic region. We derive a significant portion of our SCS revenue from the automotive industry, mostly from manufacturers and suppliers of original equipment parts. During 2012, 2011 and 2010, the automotive industry accounted for approximately 30%, 27% and 31%, respectively, of SCS total revenue.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

30. QUARTERLY INFORMATION (UNAUDITED)

		Earnings from Continuing Operations		Earnings from Continuing Operations per Common Share		Net Earnings per Common Share
	Revenue		Net Earnings	Basic	Diluted	Basic	Diluted
	(In thousands, except per share amounts)
2012
First quarter	$1,536,276	34,876	34,321	0.68	0.68	0.67	0.67
Second quarter	1,563,860	46,767	46,723	0.92	0.91	0.92	0.91
Third quarter	1,573,295	64,311	75,091	1.26	1.26	1.47	1.47
Fourth quarter	1,583,536	54,945	53,844	1.07	1.07	1.05	1.05
Full year	$6,256,967	200,899	209,979	3.93	3.91	4.11	4.09

2011
First quarter	$1,425,376	25,857	25,125	0.50	0.50	0.49	0.48
Second quarter	1,513,344	40,914	40,033	0.80	0.79	0.78	0.77
Third quarter	1,570,720	56,933	56,524	1.11	1.10	1.10	1.10
Fourth quarter	1,541,094	47,664	48,095	0.93	0.92	0.94	0.93
Full year	$6,050,534	171,368	169,777	3.34	3.31	3.31	3.28
Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per-share amounts for the quarters may not equal per-share amounts for the year.
See Note 4, “Discontinued Operations,” Note 5, “Restructuring and Other Charges,” and Note 26, “Other Items Impacting Comparability,” for items included in earnings during 2012 and 2011.
Earnings in the first quarter of 2012 included an income tax benefit of $5 million, or $0.10 per diluted common share, related a favorable resolution of a tax item from prior periods. Earnings in the third quarter of 2012 included an income tax charge of $1 million, or $0.02 per diluted common share, relating to a tax law change in the UK.
Earnings in the second quarter of 2011 included an income tax charge of $5 million, or $0.10 per diluted common share, related to a tax law change in Michigan. Earnings in the third quarter of 2011 included an income tax benefit of $1 million, or $0.01 per diluted common share, associated with the deduction of acquisition-related transaction costs incurred in a prior year.

RYDER SYSTEM, INC. AND SUBSIDIARES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Earnings	Transferred from (to) Other Accounts (1)	Deductions (2)	Balance at End of Period
	(In thousands)
2012
Accounts receivable allowance	$14,489	10,478	—	9,538	15,429
Direct finance lease allowance	$903	812	—	1,012	703
Self-insurance accruals (3)	$253,424	272,357	57,285	303,909	279,157
Reserve for residual value guarantees	$4,218	179	—	2,762	1,635
Valuation allowance on deferred tax assets	$41,324	1,061	—	4,203	38,182
2011
Accounts receivable allowance	$13,867	7,466	—	6,844	14,489
Direct finance lease allowance	$784	867	—	748	903
Self-insurance accruals (3)	$243,248	217,980	54,833	262,637	253,424
Reserve for residual value guarantees	$4,497	347	—	626	4,218
Valuation allowance on deferred tax assets	$39,216	672	—	(1,436)	41,324
2010
Accounts receivable allowance	$13,808	4,757	—	4,698	13,867
Direct finance lease allowance	$813	399	—	428	784
Self-insurance accruals (3)	$242,905	201,236	45,470	246,363	243,248
Reserve for residual value guarantees	$4,049	1,643	—	1,195	4,497
Valuation allowance on deferred tax assets	$36,573	978	—	(1,665)	39,216
______________

(1)	Transferred from (to) other accounts includes employee contributions made to the medical and dental self-insurance plans.

(2)	Deductions represent receivables written-off, lease termination payments, insurance claim payments during the period and net foreign currency translation adjustments.

(3)
Self-insurance accruals include vehicle liability, workers’ compensation, property damage, cargo and medical and dental, which comprise our self-insurance programs. Amount charged to earnings include development in prior year selected loss development factors which benefited earnings by $1 million in 2012, benefited earnings by $4 million in 2011 and reduced earnings by $3 million in 2010.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that at December 31, 2012, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Certified Public Accounting Firm thereon are set out in Item 8 of Part II of this Form 10-K Annual Report.
Changes in Internal Controls over Financial Reporting
During the three months ended December 31, 2012, there were no changes in Ryder’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect such internal control over financial reporting.
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

The information required by Item 12 with respect to related stockholder matters is included within Item 5 in Part II under the caption “Securities Authorized for Issuance under Equity Compensation Plans” of this Form 10-K Annual Report.

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
3.1(a)
The Ryder System, Inc. Restated Articles of Incorporation, dated November 8, 1985, as amended through May 18, 1990, previously filed with the Commission as an exhibit to Ryder's Annual Report on Form 10-K for the year ended December 31, 1990, are incorporated by reference into this report.

3.1(b)
Articles of Amendment to Ryder System, Inc. Restated Articles of Incorporation, dated November 8, 1985, as amended, previously filed with the Commission on April 3, 1996 as an exhibit to Ryder's Form 8-A are incorporated by reference into this report.

3.2
The Ryder System, Inc. By-Laws, as amended through December 15, 2009, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on December 21, 2009, are incorporated by reference into this report.

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

4.2(a)
The Form of Indenture between Ryder System, Inc. and The Chase Manhattan Bank (National Association) dated as of June 1, 1984, filed with the Commission on November 19, 1985 as an exhibit to Ryder's Registration Statement on Form S-3 (No. 33-1632), is incorporated by reference into this report.

4.2(b)
The First Supplemental Indenture between Ryder System, Inc. and The Chase Manhattan Bank (National Association) dated October 1, 1987, previously filed with the Commission as an exhibit to Ryder's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated by reference into this report.

4.3
The Form of Indenture between Ryder System, Inc. and The Chase Manhattan Bank (National Association) dated as of May 1, 1987, and supplemented as of November 15, 1990 and June 24, 1992, filed with the Commission on July 30, 1992 as an exhibit to Ryder's Registration Statement on Form S-3 (No. 33-50232), is incorporated by reference into this report.

4.4
The Form of Indenture between Ryder System, Inc. and J.P. Morgan Trust Company (National Association) dated as of October 3, 2003 filed with the Commission on August 29, 2003 as an exhibit to Ryder's Registration Statement on Form S-3 (No. 333-108391), is incorporated by reference into this report.

10.1(a)
Consulting Agreement, dated as of December 13, 2012, between Ryder System, Inc. and Gregory T. Swienton, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on December 17, 2012, is incorporated by reference into this report.

10.1(b)
The Form of Amended and Restated Severance Agreement for Chief Executive Officer and Executive Chairman, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on February 14, 2013, is incorporated by reference into this report.

10.1(c)
The Form of Amended and Restated Severance Agreement for other executive officers, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on February 14, 2013, is incorporated by reference into this report.

10.1(d)
The Ryder System, Inc. Executive Severance Plan, effective as of January 1, 2013, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on February 14, 2013, is incorporated by reference into this report.

10.4(a)
The Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission on March 30, 2005 as Appendix A to Ryder's Definitive Proxy Statement on Schedule 14A, is incorporated by reference into this report.

10.4(b)
The Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission on March 21, 2008, as Appendix A to Ryder's Definitive Proxy Statement on Schedule 14A, is incorporated by reference into this report.

10.4(c)
The Ryder System, Inc. Stock Purchase Plan for Employees, previously filed with the Commission on March 29, 2010, as Appendix B to Ryder System, Inc.'s Definitive Proxy Statement on Schedule 14A, is incorporated by reference into this report.

10.4(d)
Terms and Conditions applicable to non-qualified stock options granted under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on February 14, 2007, are incorporated by reference into this report.

10.4(e)
Terms and Conditions applicable to restricted stock rights granted under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on February 8, 2008, are incorporated by reference into this report.

Exhibit Number	Description
10.4(f)
Terms and Conditions applicable to restricted stock units granted under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on May 11, 2005, are incorporated by reference into this report.

10.4(g)
Terms and Conditions applicable to annual incentive cash awards granted under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on February 11, 2011, are incorporated by reference into this report.

10.4(h)
Terms and Conditions applicable to performance-based restricted stock rights granted in 2009 under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on February 11, 2009, are incorporated by reference into this report.

10.4(i)
Terms and Conditions applicable to performance-based cash awards granted in 2009 under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on February 11, 2009, are incorporated by reference into this report.

10.4(j)
Terms and Conditions applicable to the 2012 Non-Qualified Stock Options granted under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder's report on Form 10-Q for the quarter ended March 31, 2012, are incorporated by reference into this report.

10.4(k)
Terms and Conditions applicable to the 2012 Non-Qualified Stock Options granted to the Company's Chief Executive Officer under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder's report on Form 10-Q for the quarter ended March 31, 2012, are incorporated by reference into this report.

10.4(l)
Terms and Conditions applicable to the 2012 Performance-Based Restricted Stock Rights granted under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder's report on Form 10-Q for the quarter ended March 31, 2012, are incorporated by reference into this report.

10.4(m)
Terms and Conditions applicable to the 2012 Performance-Based Restricted Stock Rights granted to the Company's Chief Executive Officer under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder's report on Form 10-Q for the quarter ended March 31, 2012, are incorporated by reference into this report.

10.4(n)
Terms and Conditions applicable to the 2012 Performance-Based Cash Awards granted under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder's report on Form 10-Q for the quarter ended March 31, 2012, are incorporated by reference into this report.

10.4(o)
Terms and Conditions applicable to the 2012 Performance-Based Cash Awards granted to the Company's Chief Executive Officer under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder's report on Form 10-Q for the quarter ended March 31, 2012, are incorporated by reference into this report.

10.4(p)
Terms and Conditions applicable to the 2012 Restricted Stock Rights granted under the Ryder System, Inc. 2005 Equity Compensation Plan, previously filed with the Commission as an exhibit to Ryder's report on Form 10-Q for the quarter ended March 31, 2012, are incorporated by reference into this report.

10.4(q)
Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on May 10, 2012, is incorporated by reference into this report.

10.4(r)
Terms and Conditions applicable to non-qualified stock options granted under the Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on May 10, 2012, are incorporated by reference into this report.

10.4(s)
Terms and Conditions applicable to performance-based restricted stock rights granted under the Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on May 10, 2012, are incorporated by reference into this report.

10.4(t)
Terms and Conditions applicable to performance-based cash awards granted under the Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on May 10, 2012, are incorporated by reference into this report.
.

10.4(u)
Terms and Conditions applicable to restricted stock rights granted under the Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on May 10, 2012, are incorporated by reference into this report.

10.4(v)
Terms and Conditions applicable to restricted stock units granted under the Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on May 10, 2012, are incorporated by reference into this report.

Exhibit Number	Description
10.4(w)
Terms and Conditions applicable to 2013 performance-based cash awards granted to named executive officers under the Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on February 14, 2013, are incorporated by reference into this report.

10.4(x)
Terms and Conditions applicable to 2013 performance-based restricted stock rights granted to named executive officers under the Ryder System, Inc. 2012 Equity and Incentive Compensation Plan, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on February 14, 2013, are incorporated by reference into this report.

10.5(a)
The Ryder System, Inc. Directors Stock Award Plan, as amended and restated at February 10, 2005, previously filed with the Commission as an exhibit to Ryder's Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference into this report.

10.5(b)
The Ryder System, Inc. Directors Stock Plan, as amended and restated at May 7, 2004, previously filed with the Commission as an exhibit to Ryder's Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference into this report.

10.6
The Ryder System Benefit Restoration Plan, as amended and restated, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on February 11, 2009, is incorporated by reference into this report.

10.7
Form of Indemnification Agreement for independent directors, effective as of October 6, 2006, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on October 10, 2006, is incorporated by reference into this report.

10.10
The Ryder System, Inc. Deferred Compensation Plan, effective as of January 1, 2009, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on February 11, 2009, is incorporated by reference to this report.

10.14(a)
Global Revolving Credit Agreement dated as of June 8, 2011, by and among, Ryder System, Inc., certain subsidiaries of Ryder System, Inc., and the lenders and agents named therein, previously filed with the Commission as an exhibit to Ryder's Current Report on Form 8-K filed with the Commission on June 8, 2011, is incorporated by reference into this report.

10.14(b)
Amendment No. 1 dated as of April 20, 2012 to Global Revolving Credit Agreement, by and among Ryder System, Inc., certain Ryder System, Inc. subsidiaries, and the lenders and agents named therein, previously filed with the Commission as an exhibit to Ryder's report on Form 10-Q for the quarter ended March 31, 2012, is incorporated by reference into this report.

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

24.1	Manually executed powers of attorney for each of:

	James S. Beard	John M. Berra
	Robert J. Eck	L. Patrick Hassey
	Michael F. Hilton	Tamara L. Lundgren
	Luis P. Nieto, Jr.	Eugene A. Renna
	Abbie J. Smith	E. Follin Smith
	Gregory T. Swienton	Hansel E. Tookes, II

31.1	Certification of Robert E. Sanchez pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Art A. Garcia pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of Robert E. Sanchez and Art A. Garcia pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(b)	Executive Compensation Plans and Arrangements:
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

Date:	February 14, 2013	RYDER SYSTEM, INC.

By: /s/ Robert E. Sanchez
Robert E. Sanchez
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 14, 2013	By: /s/ ROBERT E. SANCHEZ
Robert E. Sanchez
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 14, 2013	By: /s/ ART A. GARCIA
Art A. Garcia
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	February 14, 2013	By: /s/ CRISTINA A. GALLO-AQUINO
Cristina A. Gallo-Aquino
Vice President and Controller
(Principal Accounting Officer)

Date:	February 14, 2013	By: /s/ GREGORY T. SWIENTON
Gregory T. Swienton
Executive Chairman

Date:	February 14, 2013	By: JAMES S. BEARD *
James S. Beard
Director

Date:	February 14, 2013	By: JOHN M. BERRA *
John M. Berra
Director

Date:	February 14, 2013	By: ROBERT J. ECK *
Robert J. Eck
Director

Date:	February 14, 2013	By: L. PATRICK HASSEY*
L. Patrick Hassey
Director

Date:	February 14, 2013	By: MICHAEL F. HILTON*
Michael F. Hilton
Director

Date:	February 14, 2013	By: TAMARA L. LUNDGREN*
Tamara L. Lundgren
Director

Date:	February 14, 2013	By: LUIS P. NIETO, JR. *
Luis P. Nieto, Jr.
Director

Date:	February 14, 2013	By: EUGENE A. RENNA *
Eugene A. Renna
Director

Date:	February 14, 2013	By: ABBIE J. SMITH *
Abbie J. Smith
Director

Date:	February 14, 2013	By: E. FOLLIN SMITH *
E. Follin Smith
Director

Date:	February 14, 2013	By: HANSEL E. TOOKES, II *
Hansel E. Tookes, II
Director

Date:	February 14, 2013	By: FLORA R. PEREZ
Flora R. Perez
Attorney-in-Fact