Form 10-Q
period 2013-03-31
RYDER SYSTEM INC
filed 2013-04-23
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
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

The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at March 31, 2013 was 51,922,227.

1

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Lease and rental revenues	$659,708	637,858
Services revenue	689,461	678,352
Fuel services revenue	213,848	220,066
Total revenues	1,563,017	1,536,276

Cost of lease and rental	470,120	458,944
Cost of services	585,437	575,669
Cost of fuel services	210,293	215,573
Other operating expenses	37,968	34,249
Selling, general and administrative expenses	189,813	194,984
Gains on vehicle sales, net	(23,006)	(21,991)
Interest expense	34,454	34,765
Miscellaneous income, net	(4,570)	(4,480)
Restructuring and other charges, net	—	865
	1,500,509	1,488,578
Earnings from continuing operations before income taxes	62,508	47,698
Provision for income taxes	21,706	12,822
Earnings from continuing operations	40,802	34,876
Loss from discontinued operations, net of tax	(878)	(555)
Net earnings	$39,924	34,321

Earnings (loss) per common share — Basic
Continuing operations	$0.79	0.68
Discontinued operations	(0.02)	(0.01)
Net earnings	$0.77	0.67

Earnings (loss) per common share — Diluted
Continuing operations	$0.79	0.68
Discontinued operations	(0.02)	(0.01)
Net earnings	$0.77	0.67

Cash dividends declared per common share	$0.31	0.29

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended March 31,
	2013	2012
	(In thousands)

Net earnings	$39,924	34,321

Other comprehensive (loss) income before taxes:
Amortization of pension and postretirement items	8,354	7,231
Change in cumulative translation adjustment and other	(33,704)	22,803
Other comprehensive (loss) income before taxes	(25,350)	30,034
Income tax expense related to components of other comprehensive income	(2,935)	(2,543)
Other comprehensive (loss) income, net of taxes	(28,285)	27,491
Comprehensive income	$11,639	61,812

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	March 31, 2013	December 31, 2012
	(Dollars in thousands, except per share amount)
Assets:
Current assets:
Cash and cash equivalents	$76,489	66,392
Receivables, net	774,441	775,765
Inventories	63,028	64,146
Prepaid expenses and other current assets	156,897	133,934
Total current assets	1,070,855	1,040,237
Revenue earning equipment, net of accumulated depreciation of $3,496,545 and $3,514,910, respectively	5,808,983	5,754,608
Operating property and equipment, net of accumulated depreciation of $978,101 and $966,220, respectively	625,727	624,853
Goodwill	383,515	384,216
Intangible assets	77,711	80,475
Direct financing leases and other assets	425,311	434,590
Total assets	$8,392,102	8,318,979

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$259,733	367,975
Accounts payable	462,192	398,983
Accrued expenses and other current liabilities	456,945	505,707
Total current liabilities	1,178,870	1,272,665
Long-term debt	3,585,890	3,452,821
Other non-current liabilities	948,513	948,932
Deferred income taxes	1,187,684	1,177,074
Total liabilities	6,900,957	6,851,492

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, March 31, 2013 or December 31, 2012	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, March 31, 2013 — 51,922,227; December 31, 2012 — 51,371,696	25,961	25,686
Additional paid-in capital	836,132	808,230
Retained earnings	1,244,956	1,221,190
Accumulated other comprehensive loss	(615,904)	(587,619)
Total shareholders’ equity	1,491,145	1,467,487
Total liabilities and shareholders’ equity	$8,392,102	8,318,979
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings	$39,924	34,321
Less: Loss from discontinued operations, net of tax	(878)	(555)
Earnings from continuing operations	40,802	34,876
Depreciation expense	231,541	226,608
Gains on vehicle sales, net	(23,006)	(21,991)
Share-based compensation expense	4,609	4,437
Amortization expense and other non-cash charges, net	13,432	9,101
Deferred income tax expense	18,593	14,356
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(8,677)	(26,520)
Inventories	902	(1,166)
Prepaid expenses and other assets	(17,353)	(5,644)
Accounts payable	36,405	9,448
Accrued expenses and other non-current liabilities	(48,320)	(57,229)
Net cash provided by operating activities from continuing operations	248,928	186,276

Cash flows from financing activities from continuing operations:
Net change in commercial paper borrowings	112,938	(164,298)
Debt proceeds	249,723	369,920
Debt repaid, including capital lease obligations	(317,344)	(2,784)
Dividends on common stock	(15,980)	(14,853)
Common stock issued	22,529	13,156
Common stock repurchased	(104)	(11,920)
Excess tax benefits from share-based compensation	1,575	789
Debt issuance costs	(1,767)	(2,211)
Net cash provided by financing activities from continuing operations	51,570	187,799

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(420,054)	(470,969)
Sales of revenue earning equipment	112,425	91,341
Sales of operating property and equipment	916	2,898
Acquisitions	(1,420)	(2,076)
Collections on direct finance leases	27,411	15,475
Changes in restricted cash	(18,979)	(2,438)
Other, net	3,767	—
Net cash used in investing activities from continuing operations	(295,934)	(365,769)

Effect of exchange rate changes on cash	6,257	1,660
Increase in cash and cash equivalents from continuing operations	10,821	9,966

Cash flows from discontinued operations:
Operating cash flows	(726)	(933)
Effect of exchange rate changes on cash	2	16
Decrease in cash and cash equivalents from discontinued operations	(724)	(917)

Increase in cash and cash equivalents	10,097	9,049
Cash and cash equivalents at January 1	66,392	104,572
Cash and cash equivalents at March 31	$76,489	113,621
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Amount	Shares	Par
	(Dollars in thousands, except per share amount)
Balance at December 31, 2012	$—	51,371,696	$25,686	808,230	1,221,190	(587,619)	1,467,487
Net earnings	—	—	—	—	39,924	—	39,924
Other comprehensive loss	—	—	—	—	—	(28,285)	(28,285)
Comprehensive income							11,639
Common stock dividends declared — $0.31 per share	—	—	—	—	(16,158)	—	(16,158)
Common stock issued under employee stock option and stock purchase plans (1)	—	551,091	275	22,254	—	—	22,529
Benefit plan stock purchases (2)	—	(560)	—	(104)	—	—	(104)
Share-based compensation	—	—	—	4,609	—	—	4,609
Tax benefits from share-based compensation	—	—	—	1,143	—	—	1,143
Balance at March 31, 2013	$—	51,922,227	$25,961	836,132	1,244,956	(615,904)	1,491,145
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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(A) INTERIM FINANCIAL STATEMENTS

The accompanying unaudited Consolidated Condensed Financial Statements include the accounts of Ryder System, Inc. (Ryder) and all entities in which Ryder has a controlling voting interest (“subsidiaries”) and variable interest entities (VIEs) required to be consolidated in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with the accounting policies described in our 2012 Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements and notes thereto. These financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included and the disclosures herein are adequate. The operating results for interim periods are unaudited and are not necessarily indicative of the results that can be expected for a full year. Prior year amounts have been reclassified to conform to the current period presentation. These reclassifications were immaterial to the financial statements taken as a whole.

(B) ACQUISITIONS

Euroway Ltd. — On August 1, 2012, we acquired all of the common stock of Euroway Ltd., a U.K.-based, full service leasing, rental and maintenance company for a purchase price of $2.4 million and assumed capital lease obligations and debt of $20.3 million. Approximately $1.2 million of the stock purchase price has been paid, and the majority of the capital lease obligations have been repaid as of March 31, 2013. The purchase price includes $0.5 million in contingent consideration to be paid to the seller provided certain conditions are met. As of March 31, 2013, the fair value of the contingent consideration has been reflected in “Accrued expenses and other current liabilities” in our Consolidated Condensed Balance Sheet. See Note (M), “Fair Value Measurements,” for additional information. The acquisition included Euroway's fleet of approximately 560 full service lease vehicles as well as 800 contract maintenance vehicles. As of March 31, 2013, goodwill and customer relationship intangibles related to the Euroway acquisition were $6.1 million and $2.8 million, respectively. The combined network operates under the Ryder name, complementing our FMS business segment coverage in the U.K.

During the three months ended March 31, 2013 and March 31, 2012, we paid $1.4 million and $2.1 million, respectively, related to acquisitions completed in years prior to 2012.

(C) DISCONTINUED OPERATIONS

In 2009, we ceased SCS service operations in Brazil, Argentina, Chile and European markets. Accordingly, results of these operations, financial position and cash flows are separately reported as discontinued operations for all periods presented either in the Consolidated Condensed Financial Statements or notes thereto.

Summarized results of discontinued operations were as follows:

	Three months ended March 31,
	2013	2012
	(In thousands)
Pre-tax loss from discontinued operations	$(901)	(575)
Income tax benefit	23	20
Loss from discontinued operations, net of tax	$(878)	(555)

Results of discontinued operations in 2013 and 2012 reflected losses related to adverse legal developments and professional and administrative fees associated with our discontinued South American operations.

The following is a summary of assets and liabilities of discontinued operations:

	March 31, 2013	December 31, 2012
	(In thousands)
Total assets, primarily deposits	$3,890	4,460
Total liabilities, primarily contingent accruals	$5,535	5,329

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

In Brazil, we were assessed $4.7 million (before and after tax) for various federal income taxes and social contribution taxes for the 1997 and 1998 tax years. We have successfully overturned these federal tax assessments in the lower courts; however, there is a reasonable possibility that these rulings could be reversed and we would be required to pay the assessments. We believe it is more likely than not that our position will ultimately be sustained if appealed and no amounts have been reserved for these matters. We are entitled to indemnification for a portion of any resulting liability on these federal tax claims which, if honored, would reduce the estimated loss.

In Brazil, we were assessed $5.1 million (before and after tax) for certain state operating tax credits utilized between 2001 and 2003. Although there is a reasonable possibility that we could incur this loss, we believe it is more likely than not that our position will ultimately be sustained and no amounts have been reserved for these matters.

(D) SHARE-BASED COMPENSATION PLANS

Share-based incentive awards are provided to employees under the terms of various share-based compensation plans (collectively, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money stock options, nonvested stock and cash awards.

The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended March 31,
	2013	2012
	(In thousands)
Stock option and stock purchase plans	$2,110	2,364
Nonvested stock	2,499	2,073
Share-based compensation expense	4,609	4,437
Income tax benefit	(1,687)	(1,484)
Share-based compensation expense, net of tax	$2,922	2,953

During the three months ended March 31, 2013 and 2012, approximately 377,000 and 460,000 stock options, respectively, were granted under the Plans. These awards generally vest evenly over a three years period beginning on the date of grant. The stock options granted in 2013 have contractual terms of ten years, and stock options granted in 2012 have contractual terms of seven years. The fair value of each option award at the date of grant was estimated using a Black-Scholes-Merton option-pricing valuation model. The weighted-average fair value per option granted during the three months ended March 31, 2013 and 2012 was $13.99 and $14.07, respectively.

During the three months ended March 31, 2013 and 2012, approximately 22,000 and 93,000 market-based restricted stock rights, respectively, were granted under the Plans. The awards were segmented into three performance periods of one, two and three years. At the end of each performance period, 25%-125% of the award may be earned based on Ryder's total shareholder return (TSR) as compared to the TSR of a peer group over the applicable performance period. For the 2013 awards, Ryder's TSR will be compared to the TSR of a custom peer group. For the 2012 awards, Ryder's TSR will be compared to the TSR of the S&P 500. If earned, employees will receive the grant of stock at the end of the three year performance period from the grant date provided they continue to be employed with Ryder, subject to Compensation Committee approval. The fair value of the market-based restricted stock rights was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. The fair value of the market-based awards was determined and fixed on the grant date and considers the likelihood of Ryder achieving the market-based condition. The weighted-average fair value per market-based restricted stock right granted during the three months ended March 31, 2013 and 2012 was $53.32 and $43.39, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

During the three months ended March 31, 2013, approximately 15,000 performance-based restricted stock rights were granted under the Plans. For these awards, 25%-125% of the awards may be earned based on Ryder's 2013 return on capital (ROC) measured against a ROC target. If earned, employees will receive the grant of stock at the end of the three year period from the grant date provided they continue to be employed with Ryder, subject to Compensation Committee approval. Share-based compensation expense is recognized on a straight-line basis over the vesting period, based upon the probability that the performance target will be met. The fair value of the performance-based restricted stock rights was determined and fixed on the date of grant based on Ryder’s stock price on the date of grant. The weighted-average fair value per performance-based restricted stock right granted was $58.21. During the three months ended March 31, 2013, approximately 30,000 performance-based restricted stock rights were also awarded under the Plans for which the annual ROC target will be determined in future years. These awards will be considered granted under accounting guidance for stock compensation once the Compensation Committee approves the annual ROC target and communicates the terms of the awards to the recipients.

During the three months ended March 31, 2013 and 2012, approximately 127,000 and 104,000 time-vested restricted stock rights, respectively, were granted under the Plans. The time-vested restricted stock rights entitle the holder to shares of common stock when the awards generally vest at the end of the three-year period after the grant date. The fair value of the time-vested awards is determined and fixed on the date of grant based on Ryder’s stock price on the date of grant. The weighted-average fair value per time-vested restricted stock right granted during the three months ended March 31, 2013 and 2012 was $58.00 and $53.62, respectively.

During the three months ended March 31, 2013 and 2012, employees who received market-based restricted stock rights also received market-based cash awards. In addition, in 2012, the majority of the employees who received time-vested restricted stock also received market-based cash awards. The cash awards have the same vesting provisions as the market-based restricted stock rights. The cash awards are accounted for as liability awards under the share-based compensation accounting guidance as the awards are based upon the performance of our common stock and are settled in cash. As a result, the liability is adjusted to reflect fair value at the end of each reporting period. The fair value of the cash awards was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation.

The following table is a summary of compensation expense recognized for market-based cash awards in addition to the share-based compensation expense reported in the previous table:

	Three months ended March 31,
	2013	2012
	(In thousands)
Cash awards	$1,274	597

Total unrecognized pre-tax compensation expense related to all share-based compensation arrangements at March 31, 2013 was $39.3 million and is expected to be recognized over a weighted-average period of 1.6 years.

(E) EARNINGS PER SHARE

We compute earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Our nonvested stock granted prior to 2012 are considered participating securities since the share-based awards contain a non-forfeitable right to dividend cash payments prior to vesting. Dividends on nonvested stock granted after 2011 are not paid unless the award vests. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Earnings per share — Basic:
Earnings from continuing operations	$40,802	34,876
Less: Distributed and undistributed earnings allocated to nonvested stock	(403)	(462)
Earnings from continuing operations available to common shareholders — Basic	$40,399	34,414

Weighted average common shares outstanding — Basic	50,958	50,485

Earnings from continuing operations per common share — Basic	$0.79	0.68

Earnings per share — Diluted:
Earnings from continuing operations	$40,802	34,876
Less: Distributed and undistributed earnings allocated to nonvested stock	(403)	(460)
Earnings from continuing operations available to common shareholders — Diluted	$40,399	34,416

Weighted average common shares outstanding — Basic	50,958	50,485
Effect of dilutive equity awards	435	436
Weighted average common shares outstanding — Diluted	51,393	50,921

Earnings from continuing operations per common share — Diluted	$0.79	0.68

Anti-dilutive equity awards not included above	1,413	1,453

(F) RESTRUCTURING AND OTHER CHARGES

Restructuring charges, net of $0.9 million for the three months ended March 31, 2012 represented exit costs associated with non-essential leased facilities assumed in the Hill Hire acquisition.

Activity related to restructuring reserves including discontinued operations were as follows:

			Deductions
	December 31, 2012	Additions	Cash Payments	Non-Cash Reductions (1)	Foreign Translation Adjustments	March 31, 2013
	Balance					Balance
	(In thousands)
Employee severance and benefits	$3,147	—	1,693	25	(95)	1,334
Contract termination costs	1,728	—	579	—	(103)	1,046
Total	$4,875	—	2,272	25	(198)	2,380
_________________________
(1) Non-cash reductions represent adjustments to the restructuring reserve as actual costs were less than originally estimated.
At March 31, 2013, the majority of outstanding restructuring obligations are required to be paid by the end of the year.

(G) DIRECT FINANCING LEASE RECEIVABLES

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	March 31, 2013	December 31, 2012
	(In thousands)
Total minimum lease payments receivable	$602,575	629,919
Less: Executory costs	(190,380)	(201,777)
Minimum lease payments receivable	412,195	428,142
Less: Allowance for uncollectibles	(643)	(703)
Net minimum lease payments receivable	411,552	427,439
Unguaranteed residuals	58,022	60,764
Less: Unearned income	(93,209)	(96,280)
Net investment in direct financing and sales-type leases	376,365	391,923
Current portion	(73,951)	(76,395)
Non-current portion	$302,414	315,528

Our direct financing lease customers operate in a wide variety of industries, and we have no significant customer concentrations in any one industry. We assess credit risk for all of our customers including those who lease equipment under direct financing leases upon signing of a full service lease contract. The credit risk assessment is only updated under certain circumstances. Credit risk is assessed using an internally developed model, which is updated monthly, that incorporates credit scores from third party providers and our own custom risk ratings. The external credit scores are developed based on the customer’s historical payment patterns and an overall assessment of the likelihood of delinquent payments. Our internal ratings are weighted based on the industry in which the customer operates, company size, years in business, and other credit-related indicators (i.e. profitability, cash flow, liquidity, tangible net worth, etc.). Any one of the following factors may result in a customer being classified as high risk: i) the customer has a history of late payments; ii) the customer has open lawsuits, liens or judgments; iii) the customer has been in business less than 3 years; and iv) the customer operates in an industry with low barriers to entry. For those customers who are designated as high risk, we typically require deposits to be paid in advance in order to mitigate our credit risk. Additionally, our receivables are collateralized by the vehicle’s fair value, which further mitigates our credit risk.

The following table presents the credit risk profile by creditworthiness category of our direct financing lease receivables:

	March 31, 2013	December 31, 2012
	(In thousands)
Very low risk to low risk	$172,034	193,123
Moderate risk	175,056	177,400
Moderately high risk to high risk	65,105	57,619
	$412,195	428,142

The following table is a rollforward of the allowance for credit losses on direct financing lease receivables for the three months ended March 31, 2013 and 2012:

	2013	2012
	(In thousands)
Balance at December 31	$703	903
Charged to earnings	(42)	783
Deductions	(18)	(879)
Balance at March 31	$643	807

As of March 31, 2013, the amount of direct financing lease receivables which were past due was not significant, and there were no impaired receivables. Accordingly, we do not believe there is a material risk of default with respect to the direct financing lease receivables as of March 31, 2013.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(H) REVENUE EARNING EQUIPMENT

	March 31, 2013			December 31, 2012
	Cost	Accumulated Depreciation	Net Book Value(1)	Cost	Accumulated Depreciation	Net Book Value(1)
	(In thousands)
Held for use:
Full service lease	$6,783,263	(2,463,080)	4,320,183	6,728,746	(2,500,786)	4,227,960
Commercial rental	1,979,910	(648,351)	1,331,559	2,041,698	(660,356)	1,381,342
Held for sale	542,355	(385,114)	157,241	499,074	(353,768)	145,306
Total	$9,305,528	(3,496,545)	5,808,983	9,269,518	(3,514,910)	5,754,608
 ————————————

(1)
Revenue earning equipment, net includes vehicles acquired under capital leases of $55.1 million, less accumulated depreciation of $17.1 million, at March 31, 2013, and $56.2 million, less accumulated depreciation of $16.5 million, at December 31, 2012.

At the end of 2012, we completed our annual review of residual values and useful lives of revenue earning equipment. Based on the results of our analysis, we adjusted the estimated residual values of certain classes of revenue earning equipment effective January 1, 2013. The change in estimated residual values increased pre-tax earnings for the three months ended March 31, 2013 by approximately $7.4 million.

(I) GOODWILL

The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	Fleet Management Solutions	Supply Chain Solutions	Total
	(In thousands)
Balance at January 1, 2013:
Goodwill	$223,129	190,308	413,437
Accumulated impairment losses	(10,322)	(18,899)	(29,221)
	212,807	171,409	384,216
Purchase accounting adjustments	86	—	86
Foreign currency translation adjustments	(573)	(214)	(787)
Balance at March 31, 2013:
Goodwill	222,642	190,094	412,736
Accumulated impairment losses	(10,322)	(18,899)	(29,221)
	$212,320	171,195	383,515

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(J) ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31, 2013			December 31, 2012
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$61,830	—	61,830	86,776	—	86,776
Deferred compensation	1,718	26,546	28,264	1,630	24,918	26,548
Pension benefits	2,661	597,762	600,423	3,309	597,275	600,584
Other postretirement benefits	2,677	37,601	40,278	2,683	37,916	40,599
Insurance obligations (1)	126,608	182,570	309,178	133,459	178,714	312,173
Residual value guarantees	1,421	184	1,605	1,505	130	1,635
Accrued rent	16,250	6,944	23,194	9,244	9,405	18,649
Environmental liabilities	4,145	7,926	12,071	4,201	8,415	12,616
Asset retirement obligations	5,268	15,347	20,615	3,642	17,116	20,758
Operating taxes	98,677	—	98,677	91,419	—	91,419
Income taxes	3,234	58,745	61,979	8,288	57,590	65,878
Interest	22,950	—	22,950	35,798	—	35,798
Deposits, mainly from customers	50,739	6,237	56,976	51,671	6,236	57,907
Deferred revenue	18,918	6	18,924	21,557	—	21,557
Acquisition holdbacks	2,798	—	2,798	1,637	2,673	4,310
Other	37,051	8,645	45,696	48,888	8,544	57,432
Total	$456,945	948,513	1,405,458	505,707	948,932	1,454,639
————————————
(1) Insurance obligations are primarily comprised of self-insured claim liabilities.

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
Foreign — we are no longer subject to foreign tax examinations by tax authorities for tax years before 2005 in Canada, 2006 in Brazil, 2008 in Mexico and 2010 in the U.K., which are our major foreign tax jurisdictions. Refer to Note (C), “Discontinued Operations,” for further discussion on various assessments related to our former South American operations.

At March 31, 2013 and December 31, 2012, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $53.2 million and $52.3 million, respectively. Unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $2.3 million by March 31, 2014, if audits are completed or tax years close.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Like-Kind Exchange Program

We have a like-kind exchange program for certain of our revenue earning equipment operating in the U.S. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form whereby tax gains on disposal of eligible vehicles are deferred. To qualify for like-kind exchange treatment, we exchange through a qualified intermediary eligible vehicles being disposed of with vehicles being acquired, allowing us to generally carryover the tax basis of the vehicles sold (“like-kind exchanges”). The program results in a material deferral of federal and state income taxes. As part of the program, the proceeds from the sale of eligible vehicles are restricted for the acquisition of replacement vehicles and other specified applications. Due to the structure utilized to facilitate the like-kind exchanges, the qualified intermediary that holds the proceeds from the sales of eligible vehicles and the entity that holds the vehicles to be acquired under the program are required to be consolidated in the accompanying Consolidated Condensed Financial Statements in accordance with U.S. GAAP. At March 31, 2013 and December 31, 2012, these consolidated entities had total assets, primarily revenue earning equipment, and total liabilities, primarily accounts payable, of $174.3 million and $25.8 million, respectively.

During 2012, we were in a net operating loss position for tax purposes and were not realizing any benefits from the like-kind exchange program. We also had restricted cash in the program that could be used for other purposes. As a result, in the second quarter of 2012, we temporarily ceased utilizing the program while we restructured the processes relating to the purchase and sale of our vehicles and evaluated other tax planning alternatives. Although these actions did not impact our 2012 tax provision or capital spending program, our cash flows increased $19 million from the release of the program's restricted cash. In the first quarter of 2013, once we had completed our restructuring and evaluation, we reinstated our like-kind exchange program and expect to realize cash tax benefits in future periods.

Effective Tax Rate

Our effective income tax rate from continuing operations for the first quarter of 2013 was 34.7% compared with 26.9% in the same period of the prior year. The effective tax rate in the first quarter of 2012 was favorably impacted by a tax benefit of $5 million (10.4% of earnings before tax) relating to the favorable resolution of a tax item from prior periods.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(L) DEBT

	Weighted-Average Interest Rate
	March 31, 2013	December 31, 2012	Maturities	March 31, 2013	December 31, 2012
				(In thousands)
Short-term debt and current portion of long-term debt:
Short-term debt	1.49%	2.27%	2013	$2,015	9,820
Current portion of long-term debt, including capital leases				257,718	358,155
Total short-term debt and current portion of long-term debt				259,733	367,975
Long-term debt:
U.S. commercial paper (1)	0.35%	0.41%	2016	457,942	329,925
Canadian commercial paper (1)	1.15%	1.14%	2016	7,861	23,165
Global revolving credit facility	1.40%	1.58%	2016	500	8,924
Unsecured U.S. notes — Medium-term notes (1)	3.95%	4.01%	2014-2025	2,971,376	2,971,313
Unsecured U.S. obligations, principally bank term loans	1.49%	1.56%	2015-2019	55,500	105,500
Unsecured foreign obligations	1.92%	1.91%	2014-2016	295,055	313,406
Capital lease obligations	4.14%	4.08%	2013-2019	41,430	42,018
Total before fair market value adjustment				3,829,664	3,794,251
Fair market value adjustment on notes subject to hedging (2)				13,944	16,725
				3,843,608	3,810,976
Current portion of long-term debt, including capital leases				(257,718)	(358,155)
Long-term debt				3,585,890	3,452,821
Total debt				$3,845,623	3,820,796
 ————————————

(1)	We had unamortized original issue discounts of $8.7 million and $8.8 million at March 31, 2013 and December 31, 2012, respectively.

(2)	The notional amount of executed interest rate swaps designated as fair value hedges was $300 million and $550 million at March 31, 2013 and December 31, 2012, respectively.

We can borrow up to $900 million under a global revolving credit facility with a syndicate of twelve lending institutions led by Bank of America N.A., Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas, Mizuho Corporate Bank, Ltd., Royal Bank of Canada, Royal Bank of Scotland Plc, U.S. Bank National Association and Wells Fargo Bank, N.A. This facility matures in June 2016 and is used primarily to finance working capital and provide support for the issuance of unsecured commercial paper in the U.S. and Canada. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at March 31, 2013). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The agreement provides for annual facility fees, which range from 10.0 basis points to 32.5 basis points, and are based on Ryder’s long-term credit ratings. The current annual facility fee is 15.0 basis points, which applies to the total facility size of $900 million. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth, of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at March 31, 2013 was 180%. At March 31, 2013, $434 million was available under the credit facility, net of support for commercial paper borrowings.

Our global revolving credit facility permits us to refinance short-term commercial paper obligations on a long-term basis. Settlement of short-term commercial paper obligations not expected to require the use of working capital are classified as long-term as we have both the intent and ability to refinance on a long-term basis. At March 31, 2013 and December 31, 2012, we classified $465.8 million and $353.1 million, respectively, of short-term commercial paper as long-term debt.

In February 2013, we issued $250 million of unsecured medium-term notes maturing in February 2019. The proceeds from the notes were used to pay down commercial paper and for general corporate purposes. If the notes are downgraded following,

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

and as a result of, a change in control, the note holder can require us to repurchase all or a portion of the notes at a purchase price equal to 101% of principal plus accrued and unpaid interest.

We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program are limited to $175 million. If no event occurs which causes early termination, the 364-day program will expire on October 25, 2013. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectability of the collateralized receivables. At March 31, 2013 and December 31, 2012, no amounts were outstanding under the program. Sales of receivables under this program will be accounted for as secured borrowings based on our continuing involvement in the transferred assets.

At March 31, 2013 and December 31, 2012, we had letters of credit and surety bonds outstanding totaling $293.9 million and $294.1 million, respectively, which primarily guarantee the payment of insurance claims.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(M) FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and the levels of inputs used to measure fair value:

	Balance Sheet Location	Fair Value Measurements At March 31, 2013 Using			Total
		Level 1	Level 2	Level 3
		(In thousands)
Assets:
Interest rate swaps	DFL and other assets	$—	13,944	—	13,944
Investments held in Rabbi Trusts:
Cash and cash equivalents		3,513	—	—	3,513
U.S. equity mutual funds		12,239	—	—	12,239
Foreign equity mutual funds		3,337	—	—	3,337
Fixed income mutual funds		4,534	—	—	4,534
Investments held in Rabbi Trusts	DFL and other assets	23,623	—	—	23,623
Total assets at fair value		$23,623	13,944	—	37,567

Liabilities:
Contingent consideration	Accrued expenses and other current liabilities	$—	—	478	478
Total liabilities at fair value		$—	—	478	478

	Balance Sheet Location	Fair Value Measurements At December 31, 2012 Using			Total
		Level 1	Level 2	Level 3
		(In thousands)
Assets:
Interest rate swaps	Prepaid expenses and other current assets	$—	1,313	—	1,313
Interest rate swaps	DFL and other assets	—	15,412	—	15,412
Investments held in Rabbi Trusts:
Cash and cash equivalents		4,055	—	—	4,055
U.S. equity mutual funds		10,871	—	—	10,871
Foreign equity mutual funds		2,974	—	—	2,974
Fixed income mutual funds		4,526	—	—	4,526
Investments held in Rabbi Trusts	DFL and other assets	22,426	—	—	22,426
Total assets at fair value		$22,426	16,725	—	39,151

Liabilities:
Contingent consideration	Other non-current liabilities	$—	—	478	478
Total liabilities at fair value		$—	—	478	478

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

The following tables present our assets and liabilities that are measured at fair value on a nonrecurring basis and the levels of inputs used to measure fair value:

	Fair Value Measurements At March 31, 2013 Using			Total Losses (2)
	Level 1	Level 2	Level 3	Three months ended
	(In thousands)
Assets held for sale:
Revenue earning equipment: (1)
Trucks	$—	—	13,229	$3,029
Tractors	—	—	14,943	1,095
Trailers	—	—	989	597
Total assets at fair value	$—	—	29,161	$4,721

	Fair Value Measurements At March 31, 2012 Using			Total Losses (2)
	Level 1	Level 2	Level 3	Three months ended
	(In thousands)
Assets held for sale:
Revenue earning equipment (1)
Trucks	$—	—	7,321	$2,381
Tractors	—	—	3,514	471
Trailers	—	—	624	507
Total assets at fair value	$—	—	11,459	$3,359
 ————————————

(1)	Represents the portion of all revenue earning equipment held for sale that is recorded at fair value, less costs to sell.

(2)	Total losses represent fair value adjustments for all vehicles held for sale throughout the period for which fair value was less than carrying value.

Revenue earning equipment held for sale is stated at the lower of carrying amount or fair value less costs to sell. Losses to reflect changes in fair value are presented within “Other operating expenses” in the Consolidated Condensed Statements of Earnings. For revenue earning equipment held for sale, we stratify our fleet by vehicle type (tractors, trucks and trailers), weight class, age and other relevant characteristics and create classes of similar assets for analysis purposes. Fair value was determined based upon recent market prices obtained from our own sales experience for sales of each class of similar assets and vehicle condition. Therefore, our revenue earning equipment held for sale was classified within Level 3 of the fair value hierarchy.

Fair value of total debt (excluding capital lease obligations) at March 31, 2013 and December 31, 2012 was approximately $4.02 billion and $3.99 billion, respectively. For publicly-traded debt, estimates of fair value were based on market prices. Since our publicly-traded debt is not actively traded, the fair value measurement was classified within Level 2 of the fair value hierarchy. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. Therefore, the fair value measurement of our other debt was classified within Level 2 of the fair value hierarchy. The carrying amounts reported in the Consolidated Condensed Balance Sheets for “Cash and cash equivalents,” “Receivables, net” and “Accounts payable” approximate fair value because of the immediate or short-term maturities of these financial instruments.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(N) DERIVATIVES

As of March 31, 2013, we have interest rate swaps outstanding which are designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. The following table provides a detail of the swaps outstanding and the related hedged items as of March 31, 2013:

	Maturity date	Face value of medium-term notes	Aggregate notional amount of interest rate swaps	Fixed interest rate	Weighted-average variable interest rate on hedged debt as of March 31,
Issuance date					2013	2012
		(Dollars in thousands)
May 2011	June 2017	$350,000	$150,000	3.50%	1.62%	1.84%
February 2011	March 2015	$350,000	$150,000	3.15%	1.41%	1.70%

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

Fair Value Hedging Relationship	Location of Gain (Loss) Recognized in Income	Three months ended March 31,
		2013	2012
		(In thousands)
Derivatives: Interest rate swaps	Interest expense	$(2,781)	(2,170)
Hedged items: Fixed-rate debt	Interest expense	2,781	2,170
Total		$—	—

Refer to Note (M), “Fair Value Measurements,” for disclosures of the fair value and line item caption of derivative instruments recorded on the Consolidated Condensed Balance Sheets.

(O) SHARE REPURCHASE PROGRAMS

In December 2011, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2011 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company's various employee stock, stock option and employee stock purchase plans from December 1, 2011 through December 13, 2013. The December 2011 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. In 2013, we temporarily paused our anti-dilutive share repurchase program to appropriately manage our leverage and to allow us to maintain near-term balance sheet flexibility. For the three months ended March 31, 2012, we repurchased and retired 223,200 shares under this program at an aggregate cost of $11.9 million.

(P) COMPREHENSIVE INCOME
“Other comprehensive loss” for the three months ended March 31, 2013 totaled $28.3 million. For the three months ended March 31, 2012, “Other comprehensive income” was $27.5 million. The 2013 loss primarily consisted of a $33.7 million (before and after tax) change in the cumulative translation adjustment, which related to the weakening of the British Pound and the Canadian Dollar when compared to the U.S. Dollar. The prior year adjustment of $22.8 million (before and after tax) reflected the strengthening of these currencies against the U.S. Dollar.
“Other comprehensive income” for the three months ended March 31, 2013 and 2012 also includes amortization of pension and postretirement items of $8.4 million and $7.2 million ($5.4 million and $4.7 million after-tax) respectively, which are included in the computation of net periodic pension cost. See Note (Q), “Employee Benefit Plans,” for further information.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(Q) EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,
	2013	2012	2013	2012
	(In thousands)
Company-administered plans:
Service cost	$4,252	3,907	263	320
Interest cost	22,419	23,689	395	514
Expected return on plan assets	(26,448)	(24,057)	—	—
Amortization of:
Net actuarial loss	8,880	7,861	(2)	(3)
Prior service credit	(466)	(569)	(58)	(58)
	8,637	10,831	598	773
Union-administered plans	1,984	1,614	—	—
Net periodic benefit cost	$10,621	12,445	598	773

Company-administered plans:
U.S.	$8,741	9,848	406	552
Non-U.S.	(104)	983	192	221
	8,637	10,831	598	773
Union-administered plans	1,984	1,614	—	—
	$10,621	12,445	598	773

During the three months ended March 31, 2013, we contributed $4.0 million to our pension plans. In 2013, we expect to contribute approximately $66 million to our pension plans.

(R) OTHER ITEMS IMPACTING COMPARABILITY

Our primary measure of segment performance excludes certain items we do not believe are representative of the ongoing operations of the segment. We believe that excluding these items from our segment measure of performance allows for better comparison of results.
During the three months ended March 31, 2013, we recognized a benefit of $1.9 million (before and after tax) from the recognition of the accumulated currency translation adjustment from a foreign operation which has substantially liquidated its net assets. This benefit was recorded within “Miscellaneous income, net” in our Consolidated Condensed Statement of Earnings.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(S) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	Three months ended March 31,
	2013	2012
	(In thousands)
Interest paid	$45,425	37,325
Income taxes paid	$3,721	4,183
Changes in accounts payable related to purchases of revenue earning equipment	$29,381	316,457
Operating and revenue earning equipment acquired under capital leases	$458	59

(T) SEGMENT REPORTING

Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. We operate in two reportable business segments: (1) FMS, which provides full service leasing, contract maintenance, contract-related maintenance and commercial rental of trucks, tractors and trailers to customers, principally in the U.S., Canada and the U.K.; and (2) SCS, which provides comprehensive supply chain consulting including distribution and transportation services in North America and Asia. The SCS segment also provides dedicated services, which includes vehicles and drivers as part of a dedicated transportation solution in the U.S.

Our primary measurement of segment financial performance, defined as “Earnings Before Tax” (EBT) from continuing operations, includes an allocation of Central Support Services (CSS) and excludes non-operating pension costs, restructuring and other charges, net as described in Note (F), “Restructuring and Other Charges” and the items discussed in Note (R), “Other Items Impacting Comparability.” CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal and corporate communications. The objective of the EBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation.

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

The following tables set forth financial information for each of our business segments and provides a reconciliation between segment EBT and earnings from continuing operations before income taxes for the three months ended March 31, 2013 and 2012. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	SCS	Eliminations	Total

For the three months ended March 31, 2013
Revenue from external customers	$986,538	576,479	—	1,563,017
Inter-segment revenue	113,194	—	(113,194)	—
Total revenue	$1,099,732	576,479	(113,194)	1,563,017

Segment EBT	$60,745	23,811	(7,333)	77,223
Unallocated CSS				(11,375)
Non-operating pension costs				(5,244)
Restructuring and other charges, net and other items				1,904
Earnings from continuing operations before income taxes				$62,508

Segment capital expenditures (1), (2)	$406,511	5,800	—	412,311
Unallocated CSS				7,743
Capital expenditures paid				$420,054

For the three months ended March 31, 2012
Revenue from external customers	$964,363	571,913	—	1,536,276
Inter-segment revenue	107,028	—	(107,028)	—
Total revenue	$1,071,391	571,913	(107,028)	1,536,276

Segment EBT	$50,683	21,871	(6,481)	66,073
Unallocated CSS				(9,506)
Non-operating pension costs				(8,004)
Restructuring and other charges, net and other items				(865)
Earnings from continuing operations before income taxes				$47,698

Segment capital expenditures (1), (2)	$463,606	2,837	—	466,443
Unallocated CSS				4,526
Capital expenditures paid				$470,969
 ————————————

(1)	Excludes revenue earning equipment acquired under capital leases.

(2)	Excludes acquisition payments of $1.4 million and $2.1 million during the three months ended March 31, 2013 and 2012, respectively.

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

Refer to Note (C), “Discontinued Operations,” for additional matters.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with the unaudited Consolidated Condensed Financial Statements and notes thereto included under Item 1. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2012 Annual Report on Form 10-K.

Ryder System, Inc. (Ryder) is a global leader in transportation and supply chain management solutions. Our operating segments are aggregated into reportable business segments based upon similar economic characteristics, products, services, customers and delivery methods. We operate in two reportable business segments: (1) FMS, which provides full service leasing, contract maintenance, contract-related maintenance and commercial rental of trucks, tractors and trailers to customers, principally in the U.S., Canada and the U.K.; and (2) SCS, which provides comprehensive supply chain consulting including distribution and transportation services in North America and Asia. The SCS segment also provides dedicated services, which includes vehicles and drivers as part of a dedicated transportation solution in the U.S.

We operate in highly competitive markets. Our customers select us based on numerous factors including service quality, price, technology and service offerings. As an alternative to using our services, customers may choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors. Our customer base includes enterprises operating in a variety of industries including automotive, transportation, food service, electronics, consumer packaged goods, grocery, lumber and wood products and home furnishing.

Total revenue increased 2% in the first quarter of 2013 to $1.56 billion. Operating revenue (revenue excluding FMS fuel and all subcontracted transportation) increased 3% in the first quarter of 2013 to $1.27 billion. The increase in total and operating revenue was driven by growth in both the FMS and SCS business segments. See “Consolidated Results” for further discussion of operating revenue, a non-GAAP financial measure.

Earnings from continuing operations before taxes (EBT) increased 31% in the first quarter of 2013 to $62.5 million. The increase in EBT in the first quarter of 2013 reflects improved performance in the FMS and SCS business segments.

EBT, earnings and EPS from continuing operations in the first quarter of 2013 and 2012 included certain items we do not consider indicative of our ongoing operations and have been excluded from our comparable earnings measure. The following discussion provides a summary of these items which are discussed in more detail throughout our MD&A and within the Notes to Consolidated Condensed Financial Statements:

	EBT		Earnings		EPS-Diluted
	2013	2012	2013	2012	2013	2012
Three months ended March 31,	(In thousands, except per share amounts)
EBT/Earnings/EPS	$62,508	47,698	$40,802	34,876	$0.79	0.68
Non-operating pension costs (1)	5,244	8,004	3,081	4,939	0.06	0.10
Foreign currency translation benefit (2)	(1,904)	—	(1,904)	—	(0.04)	—
Restructuring and other charges (3)	—	865	—	645	—	0.01
Tax benefit (4)	—	—	—	(4,967)	—	(0.10)
Comparable	$65,848	56,567	$41,979	35,493	$0.81	0.69
_______________

(1)	Includes the amortization of actuarial loss, interest cost and expected return on plan assets components of pension and post-retirement costs.

(2)	See Note (R), “Other items Impacting Comparability,” for additional information.

(3)	See Note (F), “Restructuring and Other Charges,” for further discussion.

(4)	Tax benefit associated with the resolution of a prior year tax item. See Note (K),“Income Taxes.”

Excluding the special items listed above, comparable earnings and EPS from continuing operations in the first quarter of 2013 increased 18% to $42.0 million and increased 17% to $0.81 per diluted common share, respectively. We believe that comparable earnings from continuing operations before taxes, comparable earnings from continuing operations, and comparable earnings per diluted common share from continuing operations, all non-GAAP financial measures, provide useful information to investors and allow for better year over year comparison of operating performance because they exclude non-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

operating pension costs, which is a non-operational expense that can significantly change from year to year. These non-GAAP financial measures also exclude other significant items that are not representative of our ongoing business operations and allow for better year over year comparison.

Net earnings and EPS increased 16% in the first quarter of 2013 to $39.9 million and 15% to $0.77 per diluted common share, respectively. Net earnings in the first quarter of 2013 and 2012 were negatively impacted by losses from discontinued operations of $0.9 million, or $0.02 per diluted common share and $0.6 million, or $0.01 per diluted common share, respectively.

CONSOLIDATED RESULTS

	Three months ended March 31,		Change
	2013	2012	2013/2012
	(In thousands, except per share amounts)
Total revenue	$1,563,017	1,536,276	2%
Operating revenue (1)	1,267,521	1,228,924	3%

Pre-tax earnings from continuing operations	$62,508	47,698	31%
Earnings from continuing operations	40,802	34,876	17%
Net earnings	39,924	34,321	16%

Earnings per common share — Diluted
Continuing operations	$0.79	0.68	16%
Net earnings	0.77	0.67	15%
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

Revenue and Cost of Revenue by Source

Total revenue increased 2% in the first quarter of 2013 to $1.56 billion. Operating revenue increased 3% in the first quarter of 2013 to $1.27 billion. The increase in total and operating revenue was primarily driven by organic growth in both FMS and SCS.

Lease and Rental

	Three months ended March 31,		Change
	2013	2012	2013/2012
	(Dollars in thousands)
Lease and rental revenues	$659,708	637,858	3%
Cost of lease and rental	470,120	458,944	2%
Gross margin	189,588	178,914	6%
Gross margin %	29%	28%

Lease and rental revenues represent full service lease and commercial rental product offerings within our FMS business segment. Revenues increased 3% in the first quarter of 2013 to $659.7 million primarily driven by higher prices on full service lease vehicles and increased miles driven. Improved full service lease pricing was driven by higher costs on new engine technology. Year over year comparisons also benefited from improved rental pricing on a smaller fleet. Pricing on commercial rental power vehicles increased 2% in the first quarter of 2013 compared to the same period in 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Cost of lease and rental represents the direct costs related to lease and rental revenues. These costs are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other fixed costs such as licenses, insurance and operating taxes. Cost of lease and rental excludes interest costs from vehicle financing. Cost of lease and rental grew 2% in the first quarter of 2013 to $470.1 million due to increased depreciation from higher net vehicle investments as well as equipment rental costs. The growth in equipment rental reflects a higher number of leased vehicles resulting from the sale lease-back transaction completed in June 2012. Maintenance costs declined due to a younger fleet, partially offset by increased costs to prepare vehicles for sale and upfront investments in initiatives for which benefits have not yet been realized.

Lease and rental gross margin increased 6% in the first quarter of 2013 to $189.6 million and lease and rental gross margin as a percentage of revenue increased in the first quarter of 2013 due to improved full service lease performance from increased miles driven and higher per vehicle pricing reflecting new engine technology.

Services

	Three months ended March 31,		Change
	2013	2012	2013/2012
	(Dollars in thousands)
Services revenue	$689,461	678,352	2%
Cost of services	585,437	575,669	2%
Gross margin	104,024	102,683	1%
Gross margin %	15%	15%

Services revenue represents all the revenues associated with our SCS business segment as well as contract maintenance, contract-related maintenance and fleet support services associated with our FMS business segment. Services revenue increased 2% in the first quarter of 2013 to $689.5 million primarily due to higher contract-related maintenance revenue in our FMS business segment, and higher customer volumes and new business in our SCS business segment.

Cost of services represent the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, SCS subcontracted transportation (purchased transportation from third parties) and maintenance costs. Cost of services increased 2% in the first quarter of 2013 to $585.4 million primarily due to higher revenue. Subcontracted transportation costs, which are passed through to customers, decreased $5.6 million in the first quarter of 2013 compared to the same period in 2012.

Services gross margin increased 1% to $104.0 million in the first quarter of 2013 primarily due to higher revenue. Services gross margin as a percentage of revenue remained unchanged in the first quarter of 2013.

Fuel

	Three months ended March 31,		Change
	2013	2012	2013/2012
	(Dollars in thousands)
Fuel services revenue	$213,848	220,066	(3)%
Cost of fuel services	210,293	215,573	(2)%
Gross margin	3,555	4,493	(21)%
Gross margin %	2%	2%

Fuel services revenue decreased 3% in the first quarter of 2013 to $213.8 million due to fewer gallons sold partially offset by higher fuel prices passed through to customers.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel decreased 2% in the first quarter of 2013 to $210.3 million due to fewer gallons sold partially offset by an increase in fuel prices.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Fuel services gross margin decreased 21% to $3.6 million in the first quarter of 2013 as a result of lower revenue. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel is established based on market fuel costs. Fuel service margin as a percent of revenue remained unchanged in the first quarter of 2013.

	Three months ended March 31,		Change
	2013	2012	2013/2012
	(In thousands)
Other operating expenses	$37,968	34,249	11%

Other operating expenses includes costs related to our owned and leased facilities within the FMS business segment such as facility depreciation, rent, insurance, utilities and taxes. These facilities are utilized to provide maintenance to our lease, rental, contract maintenance and contract-related maintenance customers. Other operating expenses also include the costs associated with used vehicle sales such as writedowns of used vehicles to fair market value and facilities costs. Other operating expenses increased in the first quarter of 2013 due to higher maintenance costs on our FMS facilities as well as higher writedowns on vehicles held for sale of $1.4 million. The higher writedowns on vehicles held for sale reflect an increase in our used vehicle sales inventory.

	Three months ended March 31,		Change
	2013	2012	2013/2012
	(Dollars in thousands)
Selling, general and administrative expenses (SG&A)	$189,813	194,984	(3)%
Percentage of total revenue	12%	13%
Percentage of operating revenue	15%	16%

SG&A expenses decreased 3% to $189.8 million and SG&A expenses as a percent of total revenue decreased to 12% in the first quarter of 2013. SG&A decreased in the first quarter of 2013 due to lower bad debt and lower pension expense. Pension expense decreased $1.7 million in the first quarter of 2013 reflecting higher than expected pension asset returns in 2012 as well as contributions partially offset by a lower discount rate.

	Three months ended March 31,		Change
	2013	2012	2013/2012
	(In thousands)
Gains on vehicle sales, net	$23,006	21,991	5%

Gains on vehicle sales, net increased 5% in the first quarter of 2013 to $23.0 million due to higher sales volume. Sales volume increased 23% in the first quarter and reflects higher wholesaling activity to maintain inventories at acceptable levels. Average proceeds per unit remained unchanged in the first quarter of 2013.

	Three months ended March 31,		Change
	2013	2012	2013/2012
	(Dollars in thousands)
Interest expense	$34,454	34,765	(1)%
Effective interest rate	3.6%	4.0%

Interest expense decreased 1% in the first quarter of 2013 to $34.5 million reflecting a lower effective interest rate partially offset by higher average outstanding debt. The lower effective interest rate in 2013 reflects the replacement of higher interest rate debt with debt issuances at lower rates. The increase in average outstanding debt reflects higher capital spending over the last twelve months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

	Three months ended March 31,
	2013	2012
	(In thousands)
Miscellaneous income, net	$4,570	4,480

Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income, gains from sales of operating property, foreign currency transaction gains and other non-operating items. Miscellaneous income, net increased in the first quarter of 2013 primarily due to a benefit from the recognition of the accumulated foreign currency adjustment in a foreign operation. The increase was partially offset by lower gains on sales of property.

	Three months ended March 31,
	2013	2012
	(In thousands)
Restructuring and other charges, net	$—	865

Refer to Note (F), “Restructuring and Other Charges,” in the Notes to Consolidated Condensed Financial Statements for a discussion of the restructuring and other charges recognized during the first quarter of 2012.

	Three months ended March 31,		Change
	2013	2012	2013/2012
	(Dollars in thousands)
Provision for income taxes	$21,706	12,822	69%
Effective tax rate from continuing operations	34.7%	26.9%

Our effective income tax rate from continuing operations for the first quarter of 2013 was 34.7% compared with 26.9% in the same period of the prior year. The effective tax rate in the first quarter of 2012 was favorably impacted by a tax benefit of $5 million (10.4% of earnings before tax) relating to the favorable resolution of a tax item from prior periods. Excluding this item from the prior year effective tax rate, the rate declined from 37.3% in 2012 to 34.7% in 2013 primarily due to lower non-deductible items.

	Three months ended March 31,
	2013	2012
	(In thousands)
Loss from discontinued operations, net of tax	$(878)	(555)

Refer to Note (C), “Discontinued Operations,” in the Notes to Consolidated Condensed Financial Statements for a discussion of losses from discontinued operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended March 31,		Change
	2013	2012	2013/2012
	(Dollars in thousands)
Revenue:
Fleet Management Solutions	$1,099,732	1,071,391	3%
Supply Chain Solutions	576,479	571,913	1
Eliminations	(113,194)	(107,028)	6
Total	$1,563,017	1,536,276	2%
Operating Revenue:
Fleet Management Solutions	$823,988	792,743	4%
Supply Chain Solutions	494,831	484,626	2
Eliminations	(51,298)	(48,445)	6
Total	$1,267,521	1,228,924	3%
EBT:
Fleet Management Solutions	$60,745	50,683	20%
Supply Chain Solutions	23,811	21,871	9
Eliminations	(7,333)	(6,481)	13
	77,223	66,073	17
Unallocated Central Support Services	(11,375)	(9,506)	20
Non-operating pension costs	(5,244)	(8,004)	(34)
Restructuring and other charges, net and other items	1,904	(865)	NM
Earnings from continuing operations before income taxes	$62,508	47,698	31%

As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Earnings Before Taxes” (EBT) from continuing operations, which includes an allocation of Central Support Services (CSS), and excludes non-operating pension costs, restructuring and other charges, net, as described in Note (F), “Restructuring and Other Charges,” and the items discussed in Note (R), “Other Items Impacting Comparability,” in the Notes to Consolidated Condensed Financial Statements. CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal and corporate communications.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

 The following table provides a reconciliation of items excluded from our segment EBT measure to their classification within our Consolidated Condensed Statements of Earnings:

		Three months ended March 31,
Description	Consolidated Condensed Statements of Earnings Line Item	2013	2012
		(In thousands)
Non-operating pension costs	SG&A	$(5,244)	(8,004)
Foreign currency translation benefit (1)	Miscellaneous income	1,904	—
Restructuring and other charges, net	Restructuring	—	(865)
		$(3,340)	(8,869)
———————————

(1)	See Note (R), “Other Items Impacting Comparability,” for additional information.

Fleet Management Solutions

	Three months ended March 31,		Change
	2013	2012	2013/2012
	(Dollars in thousands)
Full service lease	$533,234	510,558	4%
Contract maintenance	46,103	47,019	(2)
Contractual revenue	579,337	557,577	4
Contract-related maintenance	53,313	46,506	15
Commercial rental	173,097	171,248	1
Other	18,241	17,412	5
Operating revenue (1)	823,988	792,743	4
Fuel services revenue	275,744	278,648	(1)
Total revenue	$1,099,732	1,071,391	3%

Segment EBT	$60,745	50,683	20%
Segment EBT as a % of total revenue	5.5%	4.7%	80 bps
Segment EBT as a % of operating revenue (1)	7.4%	6.4%	100 bps
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

Total revenue increased 3% in the first quarter of 2013 to $1.10 billion. Operating revenue (revenue excluding fuel) increased 4% in the first quarter of 2013 to $824.0 million. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended
	March 31, 2013
	Total	Operating
Organic including price and volume	2%	3%
Acquisitions	1	1
Total increase	3%	4%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Full service lease revenue increased 4% in the first quarter of 2013 reflecting higher prices on replacement vehicles and increased miles driven. The higher pricing on replacement vehicles was driven by higher costs on new engine technology. We expect favorable full service lease comparisons throughout the year primarily due to the heavy replacement cycle. Commercial rental revenue increased 1% in the first quarter of 2013 reflecting higher rental pricing (up 2% in the first quarter of 2013). We expect unfavorable year over year commercial rental revenue comparisons in the near term due to lower demand although demand is expected to be higher than originally planned. Fuel services revenue decreased 1% in the first quarter of 2013 due to fewer gallons sold partially offset by higher prices passed through to customers.

The following table provides commercial rental statistics on our global fleet:

	Three months ended March 31,		Change
	2013	2012	2013/2012
	(Dollars in thousands)
Rental revenue from non-lease customers	$96,112	91,745	5%
Rental revenue from lease customers (1)	$76,985	79,503	(3)%
Average commercial rental power fleet size — in service (2), (3)	27,800	29,900	(7)%
Commercial rental utilization — power fleet	73.8%	68.9%	490 bps
  ————————————

(1)	Represents revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.

(2)	Number of units rounded to nearest hundred and calculated using quarterly average unit counts.

(3)	Fleet size excluding trailers.

FMS EBT increased 20% in the first quarter of 2013 to $60.7 million primarily due to improved full service lease performance and the benefit of $7.4 million of lower depreciation due to residual policy changes implemented January 1, 2013. Full service lease comparisons benefited from increased miles driven and higher per vehicle pricing reflecting new technology. Lease results also reflect lower maintenance costs on a younger fleet, partially offset by increased costs to prepare vehicles for sale and up-front investments in maintenance initiatives for which benefits have not yet been realized. Commercial rental performance was unchanged from the prior year reflecting higher pricing on a smaller average fleet offset by increased investments in preventative maintenance. Rental power fleet utilization was 73.8% for the first quarter of 2013, up from 68.9% in the year earlier period. Used vehicle sales results were in line with the year earlier period as higher volumes of vehicles sold were offset by higher carrying costs on a larger inventory.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):

				Change
	March 31, 2013	December 31, 2012	March 31, 2012	Mar. 2013/Dec. 2012	Mar. 2013/Mar. 2012
End of period vehicle count
By type:
Trucks (1)	67,900	68,800	70,300	(1)%	(3)%
Tractors (2)	58,700	58,800	58,400	—	1
Trailers (3) (4)	42,400	42,700	43,700	(1)	(3)
Other	2,200	2,200	2,300	—	(4)
Total	171,200	172,500	174,700	(1)%	(2)%

By ownership:
Owned	166,900	168,000	171,300	(1)%	(3)%
Leased	4,300	4,500	3,400	(4)	26
Total	171,200	172,500	174,700	(1)%	(2)%

By product line:
Full service lease (4)	121,700	122,400	121,700	(1)%	—%
Commercial rental (4)	36,500	38,000	41,300	(4)	(12)
Service vehicles and other	3,000	2,900	3,000	3	—
Active units	161,200	163,300	166,000	(1)	(3)
Held for sale (4)	10,000	9,200	8,700	9	15
Total	171,200	172,500	174,700	(1)%	(2)%

Customer vehicles under contract maintenance	38,100	37,800	35,600	1%	7%

Total vehicles under service	209,300	210,300	210,300	—%	—%

Quarterly average vehicle count
By product line:
Full service lease	121,900	122,100	121,500	—%	—%
Commercial rental	37,100	38,600	40,500	(4)	(8)
Service vehicles and other	2,900	2,900	3,000	—	(3)
Active units	161,900	163,600	165,000	(1)	(2)
Held for sale	9,700	9,500	7,400	2	31
Total	171,600	173,100	172,400	(1)%	—%

Customer vehicles under contract maintenance	37,700	37,500	35,400	1%	6%
 ———————————

(1)	Generally comprised of Class 1 through Class 6 type vehicles with a Gross Vehicle Weight (GVW) up to 26,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Classes 7 and 8 type vehicles with a GVW of over 26,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.
(4) Includes 7.800 trailers (5,100 full service lease and 2,700 commercial rental), 8,500 trailers (5,300 full service lease and 3,200 commercial rental) and 9,400 trailers (6,100 full service lease and 3,300 commercial rental) as of March 31, 2013, December 31, 2012 and March 32, 2012, respectively, acquired as part of the Hill Hire acquisition.

NOTE: Amounts were computed using a 6-point average based on monthly information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a breakdown of our non-revenue earning equipment included in our global fleet count (number of units rounded to nearest hundred):

				Change
	March 31, 2013	December 31, 2012	March 31, 2012	Mar. 2013/ Dec. 2012	Mar. 2013/ Mar. 2012
Not yet earning revenue (NYE)	2,300	2,200	3,600	5%	(36)%
No longer earning revenue (NLE):
Units held for sale	10,000	9,200	8,700	9	15
Other NLE units	3,300	2,800	3,500	18	(6)
Total	15,600	14,200	15,800	10%	(1)%

NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NYE units decreased compared to March 31, 2012 primarily reflecting lower rental replacement activity. NLE units represent vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. NLE units increased compared to year-end reflecting increased lease replacement activity. We expect NLE levels to continue at the current level throughout the year as lease replacement activity continues.

Supply Chain Solutions

	Three months ended March 31,		Change
	2013	2012	2013/2012
	(Dollars in thousands)
Operating revenue:
Automotive	$148,627	139,695	6%
High-Tech	77,790	80,341	(3)
Retail & CPG	175,818	178,763	(2)
Industrial and other	92,596	85,827	8
Total operating revenue (1)	494,831	484,626	2
Subcontracted transportation	81,648	87,287	(6)
Total revenue	$576,479	571,913	1%

Segment EBT	$23,811	21,871	9%
Segment EBT as a % of total revenue	4.1%	3.8%	30 bps
Segment EBT as a % of operating revenue (1)	4.8%	4.5%	30 bps
Memo:
Dedicated services total revenue	$324,765	328,345	(1)%
Dedicated services operating revenue (1) (2)	$291,149	282,076	3%
Average fleet	11,700	11,500	2%
Fuel costs (3)	$68,158	66,813	2%
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

(2)	Dedicated services operating revenue excludes dedicated subcontracted transportation as follows: $33.6 million and $46.3 million for the three months ended March 31, 2013 and 2012, respectively.

(3)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Total revenue increased 1% in the first quarter of 2013 to $576.5 million as higher operating revenue offset lower subcontracted transportation. Operating revenue (revenue excluding subcontracted transportation) increased 2% in the first quarter of 2013 to $494.8 million. Operating revenue growth in the first quarter of 2013 was largely driven by increased volumes and new business in the automotive sector as well as dedicated services. This increase was partially offset by lower volumes in the high-tech sector. We expect favorable revenue comparisons to continue throughout the year due to new business. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended March 31, 2013
	Total	Operating
Organic including price and volume	2%	2%
Subcontracted transportation	(1)	—
Total increase	1%	2%

SCS EBT increased 9% in the first quarter of 2013 to $23.8 million from favorable insurance developments from prior years, operating revenue growth and improved operating performance.

Central Support Services

	Three months ended March 31,		Change
	2013	2012	2013/2012
	(Dollars in thousands)
Human resources	$4,414	5,385	(18)%
Finance	12,506	12,813	(2)
Corporate services and public affairs	4,031	3,347	20
Information technology	17,088	15,940	7
Health and safety	1,931	2,115	(9)
Other	11,364	8,966	27
Total CSS	51,334	48,566	6
Allocation of CSS to business segments	(39,959)	(39,060)	2
Unallocated CSS	$11,375	9,506	20%

Total CSS costs increased 6% in the first quarter of 2013 to $51.3 million primarily due to investments in information technology initiatives and higher compensation-related expenses. Unallocated CSS increased 20% in the first quarter of 2013 to $11.4 million primarily due to higher compensation-related expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows

The following is a summary of our cash flows from operating, financing and investing activities from continuing operations:

	Three months ended March 31,
	2013	2012
	(In thousands)
Net cash provided by (used in):
Operating activities	$248,928	186,276
Financing activities	51,570	187,799
Investing activities	(295,934)	(365,769)
Effect of exchange rate changes on cash	6,257	1,660
Net change in cash and cash equivalents	$10,821	9,966

A detail of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.

Cash provided by operating activities from continuing operations increased to $248.9 million in the three months ended March 31, 2013 compared with $186.3 million in 2012 reflecting reduced working capital needs and improved cash-based earnings. Cash provided by financing activities decreased to $51.6 million in the three months ended March 31, 2013 compared to $187.8 million in 2012 as a result of lower borrowing needs. Cash used in investing activities decreased to $295.9 million in the three months ended March 31, 2013 compared with $365.8 million in 2012 primarily due to lower commercial rental capital spending.

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

The following table shows the sources of our free cash flow computation:

	Three months ended March 31,
	2013	2012
	(In thousands)
Net cash provided by operating activities from continuing operations	$248,928	186,276
Sales of revenue earning equipment	112,425	91,341
Sales of operating property and equipment	916	2,898
Collections on direct finance leases	27,411	15,475
Other, net	3,767	—
Total cash generated	393,447	295,990
Purchases of property and revenue earning equipment	(420,054)	(470,969)
Free cash flow	$(26,607)	(174,979)

Free cash flow increased $148.4 million to negative $26.6 million in 2013 primarily due to higher cash flows from operations and lower cash payments for the purchase of commercial rental vehicles.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a summary of capital expenditures:

	Three months ended March 31,
	2013	2012
	(In thousands)
Revenue earning equipment: (1)
Full service lease	$380,709	435,900
Commercial rental	46,597	335,203
	427,306	771,103
Operating property and equipment	22,129	16,323
Total capital expenditures	449,435	787,426
Changes in accounts payable related to purchases of revenue earning equipment	(29,381)	(316,457)
Cash paid for purchases of property and revenue earning equipment	$420,054	470,969
  ————————————

(1)
Capital expenditures exclude non-cash additions of approximately $0.5 million and $0.1 million during the three months ended March 31, 2013 and 2012, respectively, in assets held under capital leases resulting from the extension of existing operating leases and other additions.

Capital expenditures (accrual basis) decreased 43% in the three months ended March 31, 2013 to $449.4 million reflecting lower commercial rental capital spending. We anticipate full-year 2013 accrual basis capital expenditures to be consistent with our previous forecast of $1.8 billion to $1.9 billion.

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

Our debt ratings and rating outlooks at March 31, 2013 were as follows:

	Short-term		Long-term
	Rating	Outlook	Rating	Outlook
Moody’s Investors Service	P2	Stable	Baa1	Stable (affirmed February 2013)
Standard & Poor’s Ratings Services	A2	Stable	BBB	Stable (affirmed March 2013)
Fitch Ratings	F2	Stable	A-	Stable (affirmed March 2013)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

At March 31, 2013, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$434
Trade receivables program	$175

We have a $900 million global revolving credit facility with a syndicate of twelve lending institutions which matures in June 2016 and is used primarily to finance working capital and provide support for the issuance of unsecured commercial paper in the U.S. and Canada. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth, of less than or equal to 300%. Net worth, as defined in the credit facility represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at March 31, 2013 was 180%.
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
On February 6, 2013, Ryder filed an automatic shelf registration statement on Form S-3 with the SEC. The registration is for an indeterminate number of securities and is effective for three years. Under this universal shelf registration statement, we have the capacity to offer and sell from time to time various types of securities, including common stock, preferred stock and debt securities, subject to market demand and ratings status. Refer to Note (L), “Debt,” in the Notes to Consolidated Condensed Financial Statements for further discussion around the global revolving credit facility, the trade receivables program, the issuance of medium-term notes under this shelf registration statement and debt maturities.
The following table shows the movements in our debt balance:

	Three months ended March 31,
	2013	2012
	(In thousands)
Debt balance at January 1	$3,820,796	3,382,145
Cash-related changes in debt:
Net change in commercial paper borrowings	112,938	(164,298)
Proceeds from issuance of medium-term notes	249,723	349,444
Proceeds from issuance of other debt instruments	—	20,476
Retirement of medium term notes	(250,000)	—
Other debt repaid, including capital lease obligations	(67,344)	(2,784)
	45,317	202,838
Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	(2,781)	(2,170)
Addition of capital lease obligations	458	59
Changes in foreign currency exchange rates and other non-cash items	(18,167)	10,302
Total changes in debt	24,827	211,029
Debt balance at March 31	$3,845,623	3,593,174

In accordance with our funding philosophy, we attempt to balance the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25% to 45% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total obligations (including notional value of swap agreements) was 27% and 33% at March 31, 2013 and December 31, 2012, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Ryder’s leverage ratios and a reconciliation of on-balance sheet debt to total obligations were as follows:

	March 31, 2013	% to Equity	December 31, 2012	% to Equity
	(Dollars in thousands)
On-balance sheet debt	$3,845,623	258%	3,820,796	260%
Off-balance sheet debt—PV of minimum lease payments and guaranteed residual values under operating leases for vehicles (1)	143,889		147,987
Total obligations	$3,989,512	268%	3,968,783	270%
 ————————————

(1)	Present value (PV) does not reflect payments Ryder would be required to make if we terminated the related leases prior to the scheduled expiration dates.

On-balance sheet debt to equity consists of balance sheet debt divided by total equity. Total obligations to equity represents balance sheet debt plus the present value of minimum lease payments and guaranteed residual values under operating leases for vehicles, discounted based on our incremental borrowing rate at lease inception, all divided by total equity. Although total obligations is a non-GAAP financial measure, we believe that total obligations is useful as it provides a more complete analysis of our existing financial obligations and helps better assess our overall leverage position. Our leverage ratios decreased in 2013 due to an increase in our equity.

Off-Balance Sheet Arrangements

We periodically enter into sale-leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions. In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense. These leases contain limited guarantees by us of the residual values of the leased vehicles (residual value guarantees) that are generally conditioned upon disposal of the leased vehicles prior to the end of their lease term. The amount of future payments for residual value guarantees will depend on the market for used vehicles and the condition of the vehicles at time of disposal. We did not enter into any sale-leaseback transactions during the three months ended March 31, 2013 or 2012.

Pension Information

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. In 2013, we expect to contribute approximately $66 million to our pension plans. During the three months ended March 31, 2013, we contributed $4.0 million to our pension plans. Changes in interest rates and the market value of the securities held by the plans during 2013 could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and contributions in 2013 and beyond. See Note (Q), “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Share Repurchases and Cash Dividends

See Note (O), “Share Repurchase Programs,” in the Notes to Consolidated Condensed Financial Statements for a discussion of share repurchases.

In February 2013, our Board of Directors declared a quarterly cash dividend of $0.31 per share of common stock.

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

The following table provides a reconciliation of total revenue to operating revenue which was not provided within the MD&A discussion:

	Three months ended March 31,
	2013	2012
	(In thousands)
Total revenue	$1,563,017	1,536,276
FMS fuel services and SCS subcontracted transportation (1)	(357,392)	(365,935)
Fuel eliminations	61,896	58,583
Operating revenue	$1,267,521	1,228,924
  ————————————

(1)	Includes intercompany fuel sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FORWARD-LOOKING STATEMENTS

Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:

•
our expectations as to anticipated revenue and earnings in each business segment as well as future economic conditions and market demand, including demand and revenue in full service lease and commercial rental as well as the impact of new business on SCS revenue;

•	our expectations of the long-term residual values of revenue earning equipment;

•	our ability to sell certain revenue earning vehicles through the end of the year;

•	the anticipated levels of NLE vehicles in inventory through the end of the year;

•	the anticipated benefits of our like-kind exchange program;

•	our expectations of operating cash flow and capital expenditures throughout 2013;

•
the adequacy of our accounting estimates and reserves for pension expense, compensation expense and employee benefit plan obligations, depreciation and residual value guarantees, restructuring, accounting changes and income taxes;

•	the adequacy of our fair value estimates of employee incentive awards under our share-based compensation plans, contingent consideration, total debt and other debt;

•	our beliefs regarding the default risk of our direct financing lease receivables

•	our ability to fund all of our operating, investing and financial needs for the foreseeable future through internally generated funds and outside funding sources;

•	the anticipated impact of foreign exchange rate movements;

•	the anticipated impact of fuel price fluctuations;

•	our expectations as to return on pension plan assets, future pension expense, estimated contributions and the impact of recently enacted legislation on our contributions;

•	our expectations regarding the completion and ultimate resolution of tax audits;

•	our expectations regarding the scope, anticipated outcomes and the adequacy of our loss provisions with respect to certain claims, proceedings and lawsuits;

•	our ability to access commercial paper and other available debt financing in the capital markets;

•	our expectations regarding the future use and availability of funding sources; and

•	the anticipated impact of our decision to temporarily pause our share repurchase program.

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

•	Decrease in freight demand or setbacks in the recent recovery of the freight recession which would impact both our transactional and variable-based contractual business

•	Changes in our customers’ operations, financial condition or business environment that may limit their need for, or ability to purchase, our services

•	Decreases in market demand affecting the commercial rental market, as well as economic conditions in the U.K.

•	Fluctuations in market demand on the sale of used vehicles impacting our pricing and our anticipated proportion of retail versus wholesale sales

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

•	Volatility in automotive and high-tech volumes and shifting customer demand in the automotive and high-tech industries

•	Changes in current financial, tax or regulatory requirements that could negatively impact the leasing market

•	Competition:

•	Advances in technology may require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments

•	Competition from other service providers, some of which have greater capital resources or lower capital costs, or from our customers, who may choose to provide services themselves

•	Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources

•	Our inability to maintain current pricing levels due to economic conditions, demand for services, customer acceptance or competition

•	Profitability:

•	Our inability to obtain adequate profit margins for our services

•	Lower than expected sales volumes or customer retention levels

•	Our inability to integrate acquisitions as projected, achieve planned synergies, anticipate costs and liabilities or retain customers of companies we acquire

•	Lower full service lease sales activity

•	Loss of key customers in our SCS business segment

•	Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis

•	The inability of our legacy information technology systems to provide timely access to data

•	Sudden changes in fuel prices and fuel shortages

•	Higher prices for vehicles, diesel engines and fuel as a result of exhaust emissions standards enacted over the last few years

•	Higher than expected maintenance costs and lower than expected benefits associated with a younger fleet and recently implemented maintenance initiatives

•	Our inability to successfully implement our asset management initiatives

•	Our key assumptions and pricing structure of our SCS contracts prove to be invalid

•	Increased unionizing, labor strikes, work stoppages and driver shortages

•	Difficulties in attracting and retaining drivers due to driver shortages, which may result in higher costs to procure drivers and higher turnover rates affecting our customers

•	Our inability to manage our cost structure

•	Savings resulting from our company-wide savings initiatives are higher or lower than anticipated

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

•	Our inability to limit our exposure for customer claims

•	Unfavorable or unanticipated outcomes in legal proceedings or uncertain positions

•	Financing Concerns:

•	Higher borrowing costs and possible decreases in available funding sources caused by an adverse change in our debt ratings

•	Unanticipated interest rate and currency exchange rate fluctuations

•	Negative funding status of our pension plans caused by lower than expected returns on invested assets and unanticipated changes in interest rates

•	Withdrawal liability as a result of our participation in multi-employer plans

•	Instability in U.S. and worldwide credit markets, resulting in higher borrowing costs and/or reduced access to credit

•	Accounting Matters:

•	Impact of unusual items resulting from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and our organizational structure

•	Reductions in residual values or useful lives of revenue earning equipment

•	Increases in compensation levels, retirement rate and mortality resulting in higher pension expense; regulatory changes affecting pension estimates, accruals and expenses

•	Increases in healthcare costs resulting in higher insurance costs

•	Changes in accounting rules, assumptions and accruals

•	Impact of actual insurance claim and settlement activity compared to historical loss development factors used to project future development

•	Other risks detailed from time to time in our SEC filings

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to Ryder’s exposures to market risks since December 31, 2012. Please refer to the 2012 Annual Report on Form 10-K for a complete discussion of Ryder’s exposures to market risks.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the first quarter of 2013, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the first quarter of 2013, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2013, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended March 31, 2013:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program (2)
January 1 through January 31, 2013	4,648	$52.12	—	1,456,077
February 1 through February 28, 2013	3,102	57.68	—	1,456,077
March 1 through March 31, 2013	450	58.65	—	1,456,077
Total	8,200	$54.58	—

 ————————————

(1)
During the three months ended March 31, 2013, we purchased an aggregate of 8,200 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

(2)
In December 2011, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2011 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company’s various employee stock, stock option and employee stock purchase plans from December 1, 2011 through December 13, 2013. The December 2011 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management established prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2011 program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended March 31, 2013, we did not repurchase any shares under this program.

ITEM 6. EXHIBITS

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

RYDER SYSTEM, INC.
(Registrant)

Date: April 23, 2013	By:	/s/ Art A. Garcia
Art A. Garcia
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: April 23, 2013	By:	/s/ Cristina A. Gallo-Aquino
Cristina A. Gallo-Aquino
Vice President and Controller (Principal Accounting Officer)