Form 10-Q
period 2013-06-30
RYDER SYSTEM INC
filed 2013-07-23
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
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

The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at June 30, 2013 was 52,326,720.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Lease and rental revenues	$688,048	675,623	$1,347,756	1,313,481
Services revenue	707,666	675,533	1,397,127	1,353,885
Fuel services revenue	208,285	212,704	422,133	432,770
Total revenues	1,603,999	1,563,860	3,167,016	3,100,136

Cost of lease and rental	473,528	474,272	943,648	933,216
Cost of services	592,221	564,609	1,177,658	1,140,278
Cost of fuel services	204,626	209,337	414,919	424,910
Other operating expenses	33,291	33,664	71,259	67,913
Selling, general and administrative expenses	195,842	189,332	385,655	384,316
Gains on vehicle sales, net	(23,197)	(22,546)	(46,203)	(44,537)
Interest expense	33,901	35,622	68,355	70,387
Miscellaneous income, net	(3,575)	(1,341)	(8,145)	(5,821)
Restructuring and other charges, net	—	7,142	—	8,007
	1,506,637	1,490,091	3,007,146	2,978,669
Earnings from continuing operations before income taxes	97,362	73,769	159,870	121,467
Provision for income taxes	34,787	27,002	56,493	39,824
Earnings from continuing operations	62,575	46,767	103,377	81,643
Loss from discontinued operations, net of tax	(381)	(44)	(1,259)	(599)
Net earnings	$62,194	46,723	$102,118	81,044

Earnings (loss) per common share — Basic
Continuing operations	$1.21	0.92	$2.00	1.60
Discontinued operations	(0.01)	—	(0.02)	(0.01)
Net earnings	$1.20	0.92	$1.98	1.59

Earnings (loss) per common share — Diluted
Continuing operations	$1.19	0.91	$1.98	1.59
Discontinued operations	—	—	(0.02)	(0.01)
Net earnings	$1.19	0.91	$1.96	1.58

Cash dividends declared per common share	$0.31	0.29	$0.62	0.58

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)

Net earnings	$62,194	46,723	$102,118	81,044

Other comprehensive (loss) income:

Change in cumulative translation adjustment and other, before and after tax	(16,239)	(16,940)	(49,943)	5,863

Amortization of pension and postretirement items	8,180	7,095	16,534	14,326
Income tax expense related to amortization of pension and postretirement items	(2,782)	(2,490)	(5,717)	(5,033)
Amortization of pension and postretirement items, net of taxes	5,398	4,605	10,817	9,293

Change in net actuarial loss	(5,762)	(4,081)	(5,762)	(4,081)
Income tax benefit related to change in net actuarial loss	2,048	1,534	2,048	1,534
Change in net actuarial loss, net of taxes	(3,714)	(2,547)	(3,714)	(2,547)

Other comprehensive (loss) income, net of taxes	(14,555)	(14,882)	(42,840)	12,609

Comprehensive income	$47,639	31,841	$59,278	93,653

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	June 30, 2013	December 31, 2012
	(Dollars in thousands, except per share amount)
Assets:
Current assets:
Cash and cash equivalents	$73,429	66,392
Receivables, net	772,262	775,765
Inventories	61,672	64,146
Prepaid expenses and other current assets	154,972	133,934
Total current assets	1,062,335	1,040,237
Revenue earning equipment, net of accumulated depreciation of $3,485,433 and $3,514,910, respectively	5,987,803	5,754,608
Operating property and equipment, net of accumulated depreciation of $987,312 and $966,220, respectively	626,932	624,853
Goodwill	383,371	384,216
Intangible assets	75,520	80,475
Direct financing leases and other assets	424,386	434,590
Total assets	$8,560,347	8,318,979

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$258,697	367,975
Accounts payable	458,627	398,983
Accrued expenses and other current liabilities	479,302	505,707
Total current liabilities	1,196,626	1,272,665
Long-term debt	3,655,710	3,452,821
Other non-current liabilities	939,682	948,932
Deferred income taxes	1,220,970	1,177,074
Total liabilities	7,012,988	6,851,492

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, June 30, 2013 or December 31, 2012	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, June 30, 2013 — 52,326,720; December 31, 2012 — 51,371,696	26,163	25,686
Additional paid-in capital	860,650	808,230
Retained earnings	1,291,005	1,221,190
Accumulated other comprehensive loss	(630,459)	(587,619)
Total shareholders’ equity	1,547,359	1,467,487
Total liabilities and shareholders’ equity	$8,560,347	8,318,979
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings	$102,118	81,044
Less: Loss from discontinued operations, net of tax	(1,259)	(599)
Earnings from continuing operations	103,377	81,643
Depreciation expense	465,979	460,081
Gains on vehicle sales, net	(46,203)	(44,537)
Share-based compensation expense	9,602	9,085
Amortization expense and other non-cash charges, net	27,289	24,873
Deferred income tax expense	48,176	37,442
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(16,591)	(29,119)
Inventories	2,089	2,142
Prepaid expenses and other assets	(17,392)	5,723
Accounts payable	23,708	(11,161)
Accrued expenses and other non-current liabilities	(36,257)	(64,151)
Net cash provided by operating activities from continuing operations	563,777	472,021

Cash flows from financing activities from continuing operations:
Net change in commercial paper borrowings	180,777	187,935
Debt proceeds	254,371	378,000
Debt repaid, including capital lease obligations	(320,862)	(205,324)
Dividends on common stock	(32,055)	(29,656)
Common stock issued	41,428	15,771
Common stock repurchased	—	(23,290)
Excess tax benefits from share-based compensation	3,289	968
Debt issuance costs	(2,008)	(2,358)
Net cash provided by financing activities from continuing operations	124,940	322,046

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(948,114)	(1,203,985)
Sales of revenue earning equipment	225,749	194,907
Sale and leaseback of revenue earning equipment	—	130,184
Sales of operating property and equipment	3,296	4,381
Acquisitions	(1,420)	(2,426)
Collections on direct finance leases	39,854	32,586
Changes in restricted cash	(15,142)	19,306
Insurance recoveries	8,173	—
Net cash used in investing activities from continuing operations	(687,604)	(825,047)

Effect of exchange rate changes on cash	6,966	1,216
Increase (decrease) in cash and cash equivalents from continuing operations	8,079	(29,764)

Cash flows from discontinued operations:
Operating cash flows	(1,031)	(2,274)
Effect of exchange rate changes on cash	(11)	25
Decrease in cash and cash equivalents from discontinued operations	(1,042)	(2,249)

Increase (decrease) in cash and cash equivalents	7,037	(32,013)
Cash and cash equivalents at January 1	66,392	104,572
Cash and cash equivalents at June 30	$73,429	72,559
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Amount	Shares	Par
	(Dollars in thousands, except per share amount)
Balance at December 31, 2012	$—	51,371,696	$25,686	808,230	1,221,190	(587,619)	1,467,487
Net earnings	—	—	—	—	102,118	—	102,118
Other comprehensive loss	—	—	—	—	—	(42,840)	(42,840)
Comprehensive income							59,278
Common stock dividends declared — $0.62 per share	—	—	—	—	(32,303)	—	(32,303)
Common stock issued under employee stock option and stock purchase plans (1)	—	946,714	473	40,378	—	—	40,851
Benefit plan stock sales (2)	—	8,310	4	573	—	—	577
Share-based compensation	—	—	—	9,602	—	—	9,602
Tax benefits from share-based compensation	—	—	—	1,867	—	—	1,867
Balance at June 30, 2013	$—	52,326,720	$26,163	860,650	1,291,005	(630,459)	1,547,359
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

(B) RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (FASB) issued accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Other than the change in presentation within the Consolidated Balance Sheet, this accounting guidance will not have an impact on our consolidated financial position, results of operations or cash flows.

(C) ACQUISITIONS

Euroway Ltd. — On August 1, 2012, we acquired all of the common stock of Euroway Ltd., a U.K.-based, full service leasing, rental and maintenance company for a purchase price of $2.4 million and assumed capital lease obligations and debt of $20.3 million. Approximately $1.2 million of the stock purchase price has been paid, and the majority of the capital lease obligations have been repaid as of June 30, 2013. The purchase price includes $0.5 million in contingent consideration to be paid to the seller provided certain conditions are met. As of June 30, 2013, the fair value of the contingent consideration has been reflected in “Accrued expenses and other current liabilities” in our Consolidated Condensed Balance Sheet. See Note (N), “Fair Value Measurements,” for additional information. The acquisition included Euroway's fleet of approximately 560 full service lease vehicles as well as 800 contract maintenance vehicles. As of June 30, 2013, goodwill and customer relationship intangibles related to the Euroway acquisition were $6.5 million and $2.8 million, respectively. The combined network operates under the Ryder name, complementing our FMS business segment coverage in the U.K.

During the six months ended June 30, 2013 and June 30, 2012, we paid $1.4 million and $2.4 million, respectively, related to acquisitions completed in years prior to 2012.

(D) DISCONTINUED OPERATIONS

In 2009, we ceased SCS service operations in Brazil, Argentina, Chile and European markets. Accordingly, results of these operations, financial position and cash flows are separately reported as discontinued operations for all periods presented either in the Consolidated Condensed Financial Statements or notes thereto.

Summarized results of discontinued operations were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Pre-tax (loss) income from discontinued operations	$(298)	66	$(1,199)	(509)
Income tax expense	(83)	(110)	(60)	(90)
Loss from discontinued operations, net of tax	$(381)	(44)	$(1,259)	(599)

Results of discontinued operations in 2013 and 2012 reflected losses related to adverse legal developments and professional and administrative fees associated with our discontinued South American operations.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The following is a summary of assets and liabilities of discontinued operations:

	June 30, 2013	December 31, 2012
	(In thousands)
Total assets, primarily deposits	$3,621	4,460
Total liabilities, primarily contingent accruals	$5,067	5,329

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

In Brazil, we were assessed $4.2 million (before and after tax) in prior years for various federal income taxes and social contribution taxes for the 1997 and 1998 tax years. We have successfully overturned these federal tax assessments in the lower courts; however, there is a reasonable possibility that these rulings could be reversed and we would be required to pay the assessments. We believe it is more likely than not that our position will ultimately be sustained if appealed and no amounts have been reserved for these matters. We are entitled to indemnification for a portion of any resulting liability on these federal tax claims which, if honored, would reduce the estimated loss.

In Brazil, we were assessed $4.7 million (before and after tax) in prior years for certain state operating tax credits utilized between 2001 and 2003. Although there is a reasonable possibility that we could incur this loss, we believe it is more likely than not that our position will ultimately be sustained and no amounts have been reserved for these matters.

(E) SHARE-BASED COMPENSATION PLANS

Share-based incentive awards are provided to employees under the terms of various share-based compensation plans (collectively, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money stock options, nonvested stock and cash awards. Nonvested stock awards include grants of market-based, performance-based, and time-vested restricted stock rights. Under the terms of our Plans, dividends may be granted on our stock options, nonvested stock and cash awards. We have historically granted dividends with nonvested stock awards but not with our stock option awards. Dividends on nonvested stock granted after 2011 are not paid unless the award vests. Upon vesting, the amount of the dividends paid is equal to the aggregate dividends declared on common shares during the period from the date of grant of the award until the date the shares underlying the award are delivered.

The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Stock option and stock purchase plans	$2,193	2,274	$4,303	4,638
Nonvested stock	2,799	2,374	5,299	4,447
Share-based compensation expense	4,992	4,648	9,602	9,085
Income tax benefit	(1,640)	(1,522)	(3,327)	(3,006)
Share-based compensation expense, net of tax	$3,352	3,126	$6,275	6,079

During the six months ended June 30, 2013 and 2012, approximately 381,000 and 460,000 stock options, respectively, were granted under the Plans. These awards generally vest evenly over a three year period beginning on the date of grant. The stock options granted in 2013 have contractual terms of ten years and stock options granted in 2012 have contractual terms of seven years. The fair value of each option award at the date of grant was estimated using a Black-Scholes-Merton option-pricing valuation model. The weighted-average fair value per option granted during the six months ended June 30, 2013 and 2012 was $13.99 and $14.07, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

During the six months ended June 30, 2013 and 2012, approximately 22,000 and 93,000 market-based restricted stock rights, respectively, were granted under the Plans. The awards were segmented into three performance periods of one, two and three years. At the end of each performance period, 25%-125% of the award may be earned based on Ryder's total shareholder return (TSR) as compared to the TSR of a peer group over the applicable performance period. For the 2013 awards, Ryder's TSR will be compared to the TSR of a custom peer group. For the 2012 awards, Ryder's TSR will be compared to the TSR of the S&P 500. If earned, employees will receive the grant of stock at the end of the relevant three year performance period provided they continue to be employed with Ryder, subject to Compensation Committee approval. The fair value of the market-based restricted stock rights was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. The fair value of the market-based awards was determined and fixed on the grant date and considers the likelihood of Ryder achieving the market-based condition. The weighted-average fair value per market-based restricted stock right granted during the six months ended June 30, 2013 and 2012 was $53.32 and $43.39, respectively.

During the six months ended June 30, 2013, approximately 15,000 performance-based restricted stock rights were granted under the Plans. For these awards, 25%-125% of the awards may be earned based on Ryder's 2013 adjusted return on capital (ROC) measured against a ROC target. If earned, employees will receive the grant of stock three years after the grant date, provided they continue to be employed with Ryder, subject to Compensation Committee approval. Share-based compensation expense is recognized on a straight-line basis over the vesting period, based upon the probability that the performance target will be met. During the six months ended June 30, 2013, approximately 30,000 performance-based restricted stock rights were also awarded under the Plans for which the annual ROC target will be determined in future years. These awards will be considered granted under accounting guidance for stock compensation once the Compensation Committee approves the annual ROC target and communicates the terms of the awards to the recipients.

During the six months ended June 30, 2013 and 2012, approximately 146,000 and 123,000 time-vested restricted stock rights, respectively, were granted under the Plans. The time-vested restricted stock rights entitle the holder to shares of common stock when the awards generally vest at the end of the three-year period after the grant date. The fair value of the time-vested awards is determined and fixed on the date of grant based on Ryder’s stock price on the date of grant. The weighted-average fair value per time-vested restricted stock right granted during the six months ended June 30, 2013 and 2012 was $58.06 and $52.64, respectively.

During the six months ended June 30, 2013 and 2012, employees who received market-based restricted stock rights also received market-based cash awards. In addition, in 2012, the majority of the employees who received time-vested restricted stock rights also received market-based cash awards. The cash awards have the same vesting provisions as the market-based restricted stock rights. The cash awards are accounted for as liability awards under the share-based compensation accounting guidance as the awards are based upon the performance of our common stock and are settled in cash. As a result, the liability is adjusted to reflect fair value at the end of each reporting period. The fair value of the cash awards was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation.

The following table is a summary of compensation expense recognized for market-based cash awards in addition to the share-based compensation expense reported in the previous table:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Cash awards	$889	788	$2,163	1,385

Total unrecognized pre-tax compensation expense related to all share-based compensation arrangements at June 30, 2013 was $32.2 million and is expected to be recognized over a weighted-average period of 1.8 years.

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

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Earnings per share — Basic:
Earnings from continuing operations	$62,575	46,767	$103,377	81,643
Less: Distributed and undistributed earnings allocated to nonvested stock	(556)	(590)	(978)	(1,062)
Earnings from continuing operations available to common shareholders — Basic	$62,019	46,177	$102,399	80,581

Weighted average common shares outstanding — Basic	51,445	50,433	51,201	50,459

Earnings from continuing operations per common share — Basic	$1.21	0.92	$2.00	1.60

Earnings per share — Diluted:
Earnings from continuing operations	$62,575	46,767	$103,377	81,643
Less: Distributed and undistributed earnings allocated to nonvested stock	(552)	(587)	(972)	(1,057)
Earnings from continuing operations available to common shareholders — Diluted	$62,023	46,180	$102,405	80,586

Weighted average common shares outstanding — Basic	51,445	50,433	51,201	50,459
Effect of dilutive equity awards	478	264	457	351
Weighted average common shares outstanding — Diluted	51,923	50,697	51,658	50,810

Earnings from continuing operations per common share — Diluted	$1.19	0.91	$1.98	1.59

Anti-dilutive equity awards not included above	593	2,414	1,003	2,044

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(G) RESTRUCTURING AND OTHER CHARGES

The components of restructuring and other charges, net in the three and six months ended June 30, 2013 and 2012, respectively, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Restructuring charges, net:
Severance and employee-related costs	$—	7,142	$—	7,142
Contract termination costs	—	—	—	865
Total	$—	7,142	$—	8,007

During the second quarter of 2012, we approved a plan to eliminate approximately 350 employees, primarily in the U.S., as a result of cost containment actions. These actions resulted in the payment of severance and other termination benefits, which have been completed. During the first half of 2012, we also recorded exit costs of $0.9 million associated with non-essential leased facilities assumed in the Hill Hire acquisition.

Activity related to restructuring reserves including discontinued operations was as follows:

			Deductions
	December 31, 2012	Additions	Cash Payments	Non-Cash Reductions (1)	Foreign Translation Adjustments	June 30, 2013
	Balance					Balance
	(In thousands)
Employee severance and benefits	$3,147	—	2,164	—	(158)	825
Contract termination costs	1,728	—	1,168	—	(99)	461
Total	$4,875	—	3,332	—	(257)	1,286
_________________________
(1) Non-cash reductions represent adjustments to the restructuring reserve as actual costs were less than originally estimated.

At June 30, 2013, the majority of outstanding restructuring obligations are required to be paid by the end of the year.

As mentioned in Note (U), "Segment Reporting," our primary measure of segment financial performance excludes, among other items, restructuring and other charges, net. However, the applicable portion of the restructuring and other charges, net that related to each segment for the three and six months ended June 30, 2013 and 2012, respectively, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Fleet Management Solutions	$—	5,482	$—	6,347
Supply Chain Solutions	—	1,400	—	1,400
Central Support Services (CSS)	—	260	—	260
Total	$—	7,142	$—	8,007

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

	June 30, 2013	December 31, 2012
	(In thousands)
Total minimum lease payments receivable	$598,606	629,919
Less: Executory costs	(190,090)	(201,777)
Minimum lease payments receivable	408,516	428,142
Less: Allowance for uncollectibles	(538)	(703)
Net minimum lease payments receivable	407,978	427,439
Unguaranteed residuals	56,955	60,764
Less: Unearned income	(90,434)	(96,280)
Net investment in direct financing and sales-type leases	374,499	391,923
Current portion	(73,449)	(76,395)
Non-current portion	$301,050	315,528

Our direct financing lease customers operate in a wide variety of industries, and we have no significant customer concentrations in any one industry. We assess credit risk for all of our customers including those who lease equipment under direct financing leases upon signing of a full service lease contract. The credit risk assessment is only updated under certain circumstances. Credit risk is assessed using an internally developed model, which is updated monthly, that incorporates credit scores from third party providers and our own custom risk ratings. The external credit scores are developed based on the customer’s historical payment patterns and an overall assessment of the likelihood of delinquent payments. Our internal ratings are weighted based on the industry in which the customer operates, company size, years in business, and other credit-related financial indicators. Any one of the following factors may result in a customer being classified as high risk: i) the customer has a history of late payments; ii) the customer has open lawsuits, liens or judgments; iii) the customer has been in business less than 3 years; and iv) the customer operates in an industry with low barriers to entry. For those customers who are designated as high risk, we typically require deposits to be paid in advance in order to mitigate our credit risk. Additionally, our receivables are collateralized by the vehicle’s fair value, which further mitigates our credit risk.

The following table presents the credit risk profile by creditworthiness category of our direct financing lease receivables:

	June 30, 2013	December 31, 2012
	(In thousands)
Very low risk to low risk	$156,596	193,123
Moderate risk	184,990	177,400
Moderately high risk to high risk	66,930	57,619
	$408,516	428,142

The following table is a rollforward of the allowance for credit losses on direct financing lease receivables for the six months ended June 30, 2013 and 2012:

	2013	2012
	(In thousands)
Balance at January 1	$703	903
(Credited) charged to earnings	(22)	746
Deductions	(143)	(911)
Balance at June 30	$538	738

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(I) REVENUE EARNING EQUIPMENT

	June 30, 2013			December 31, 2012
	Cost	Accumulated Depreciation	Net Book Value(1)	Cost	Accumulated Depreciation	Net Book Value(1)
	(In thousands)
Held for use:
Full service lease	$6,826,293	(2,433,139)	4,393,154	$6,728,746	(2,500,786)	4,227,960
Commercial rental	2,128,962	(686,786)	1,442,176	2,041,698	(660,356)	1,381,342
Held for sale	517,981	(365,508)	152,473	499,074	(353,768)	145,306
Total	$9,473,236	(3,485,433)	5,987,803	$9,269,518	(3,514,910)	5,754,608
 ————————————

(1)
Revenue earning equipment, net includes vehicles acquired under capital leases of $54.9 million, less accumulated depreciation of $18.3 million, at June 30, 2013, and $56.2 million, less accumulated depreciation of $16.5 million, at December 31, 2012.

At the end of 2012, we completed our annual review of residual values and useful lives of revenue earning equipment. Based on the results of our analysis, we adjusted the estimated residual values of certain classes of revenue earning equipment effective January 1, 2013. The change in estimated residual values increased pre-tax earnings for the three and six months ended June 30, 2013 by approximately $7.4 million and $14.9 million, respectively.

(J) GOODWILL

The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	Fleet Management Solutions	Supply Chain Solutions	Total
	(In thousands)
Balance at January 1, 2013:
Goodwill	$223,129	190,308	413,437
Accumulated impairment losses	(10,322)	(18,899)	(29,221)
	212,807	171,409	384,216
Purchase accounting adjustments	434	—	434
Foreign currency translation adjustments	(788)	(491)	(1,279)
Balance at June 30, 2013:
Goodwill	222,775	189,817	412,592
Accumulated impairment losses	(10,322)	(18,899)	(29,221)
	$212,453	170,918	383,371

Purchase accounting adjustments primarily related to changes in the fair value of acquired revenue earning equipment. We did not adjust the December 31, 2012 balance sheet as the amounts are not material.

We assess goodwill for impairment on April 1st of each year or more often if deemed necessary. In the second quarter of 2013, we completed our annual goodwill impairment test and determined there was no impairment.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(K) ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30, 2013			December 31, 2012
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$80,338	—	80,338	$86,776	—	86,776
Deferred compensation	1,780	27,478	29,258	1,630	24,918	26,548
Pension benefits	3,279	586,427	589,706	3,309	597,275	600,584
Other postretirement benefits	2,670	36,518	39,188	2,683	37,916	40,599
Insurance obligations (1)	128,131	184,157	312,288	133,459	178,714	312,173
Residual value guarantees	1,485	239	1,724	1,505	130	1,635
Accrued rent	17,371	6,152	23,523	9,244	9,405	18,649
Environmental liabilities	4,361	7,988	12,349	4,201	8,415	12,616
Asset retirement obligations	5,372	15,324	20,696	3,642	17,116	20,758
Operating taxes	87,204	—	87,204	91,419	—	91,419
Income taxes	1,694	60,081	61,775	8,288	57,590	65,878
Interest	32,742	—	32,742	35,798	—	35,798
Deposits, mainly from customers	52,285	6,238	58,523	51,671	6,236	57,907
Deferred revenue	20,916	—	20,916	21,557	—	21,557
Acquisition holdbacks	2,815	—	2,815	1,637	2,673	4,310
Other	36,859	9,080	45,939	48,888	8,544	57,432
Total	$479,302	939,682	1,418,984	$505,707	948,932	1,454,639
————————————
(1) Insurance obligations are primarily comprised of self-insured claim liabilities.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(L) INCOME TAXES

Uncertain Tax Positions

We are subject to tax audits in numerous jurisdictions in the U.S. and foreign countries. Tax audits by their very nature are often complex and can require several years to complete. In the normal course of business, we are subject to challenges from the Internal Revenue Service (IRS) and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. As part of our calculation of the provision for income taxes on earnings, we recognize the tax benefit from uncertain tax positions that are at least more likely than not of being sustained upon audit, based on the technical merits of the tax position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Such calculations require management to make estimates and judgments with respect to the ultimate outcome of a tax audit. Actual results could vary materially from these estimates. We reevaluate uncertain tax positions each quarter based on factors including, but not limited to, changes in facts or circumstances, expiration of statutes of limitations, changes in tax law, effectively settled issues under audit, and new audit activity. Depending on the jurisdiction, such a change in recognition or measurement may result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

The following is a summary of tax years that are no longer subject to examination:
Federal — audits of our U.S. federal income tax returns are closed through fiscal year 2008.
State — for the majority of states, tax returns are closed through fiscal year 2008.
Foreign — we are no longer subject to foreign tax examinations by tax authorities for tax years before 2005 in Canada, 2007 in Brazil, 2008 in Mexico and 2011 in the U.K., which are our major foreign tax jurisdictions. Refer to Note (D), “Discontinued Operations,” for further discussion on various assessments related to our former South American operations.

At June 30, 2013 and December 31, 2012, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $54.1 million and $52.3 million, respectively. Unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $2.3 million by June 30, 2014, if audits are completed or tax years close.

Like-Kind Exchange Program

We have a like-kind exchange program for certain of our U.S.-based revenue earning equipment. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form whereby tax gains on disposal of eligible vehicles are deferred. To qualify for like-kind exchange treatment, we exchange through a qualified intermediary eligible vehicles being disposed of with vehicles being acquired, allowing us to generally carryover the tax basis of the vehicles sold (“like-kind exchanges”). The program results in a material deferral of federal and state income taxes, and a decrease in cash taxes in periods when we are not in a net operating loss (NOL) position. As part of the program, the proceeds from the sale of eligible vehicles are restricted for the acquisition of replacement vehicles and other specified applications. Due to the structure utilized to facilitate the like-kind exchanges, the qualified intermediary that holds the proceeds from the sales of eligible vehicles and the entity that holds the vehicles to be acquired under the program are required to be consolidated in the accompanying Consolidated Condensed Financial Statements in accordance with U.S. GAAP. The total assets, primarily revenue earning equipment, and the total liabilities, primarily vehicle accounts payable, held by these consolidated entities are equal in value as these entities are solely structured to facilitate the like-kind exchanges. At June 30, 2013 and December 31, 2012, these consolidated entities had total assets and total liabilities of $181.2 million and $25.8 million, respectively.

In the second quarter of 2012, we began to restructure and centralize the administration of vehicle purchasing, licensing and sales in order to reduce vehicle acquisition costs as well as realize operational efficiencies. During 2012, we were in a NOL position for tax purposes and were not realizing any benefits from the like-kind exchange program. As a result, effective April 1, 2012, we temporarily suspended the like-kind exchange program. Once we suspended the program, tax gains on vehicles sold during that period were no longer deferred. Those tax gains resulted in an immaterial decrease in the NOL. Although the suspension did not impact our 2012 tax provision or capital spending program, our cash flows increased $19.2 million from the release of the program's restricted cash.

In the first quarter of 2013, once we had completed our restructuring of the administrative processes for purchasing and selling vehicles, we reinstated our like-kind exchange program. The reinstated program operates, and will provide cash tax

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

benefits, in the same manner as it did prior to suspension once we are no longer in a NOL position. Our cash flow declined $15.1 million as a result of the program's restricted cash. There were no other impacts to cash flow as a result of the program's reinstatement.

Effective Tax Rate

Our effective income tax rate from continuing operations for the second quarter of 2013 was 35.7% compared with 36.6% in the same period of the prior year. The decrease in our effective tax rate in the second quarter of 2013 is due to a higher proportionate amount of 2013 earnings in lower tax rate jurisdictions as well as the impact of a prior year tax law change.

Our effective income tax rate from continuing operations for the six months ended June 30, 2013 was 35.3% compared with 32.8% in the same period of the prior year. The effective rate from continuing operations in the first half of 2012 was favorably impacted by a tax benefit of $5.0 million (4.1% of earnings before tax) relating to the favorable resolution of a tax item from prior periods. The increase in the effective tax rate in the first half of 2013 reflects the $5.0 million tax benefit in the prior year partially offset by a higher proportionate amount of 2013 earnings in lower tax rate jurisdictions.

(M) DEBT

	Weighted-Average Interest Rate
	June 30, 2013	December 31, 2012	Maturities	June 30, 2013	December 31, 2012
				(In thousands)
Short-term debt and current portion of long-term debt:
Short-term debt	1.33%	2.27%	2013	$394	9,820
Current portion of long-term debt, including capital leases				258,303	358,155
Total short-term debt and current portion of long-term debt				258,697	367,975
Long-term debt:
U.S. commercial paper (1)	0.31%	0.41%	2016	531,922	329,925
Canadian commercial paper (1)	1.10%	1.14%	2016	1,901	23,165
Global revolving credit facility	1.57%	1.58%	2016	5,063	8,924
Unsecured U.S. notes — Medium-term notes (1)	3.95%	4.01%	2014-2025	2,971,712	2,971,313
Unsecured U.S. obligations, principally bank term loans	1.48%	1.56%	2015-2019	55,500	105,500
Unsecured foreign obligations	1.91%	1.91%	2014-2016	293,768	313,406
Capital lease obligations	4.00%	4.08%	2013-2019	43,789	42,018
Total before fair market value adjustment				3,903,655	3,794,251
Fair market value adjustment on notes subject to hedging (2)				10,358	16,725
				3,914,013	3,810,976
Current portion of long-term debt, including capital leases				(258,303)	(358,155)
Long-term debt				3,655,710	3,452,821
Total debt				$3,914,407	3,820,796
 ————————————

(1)	We had unamortized original issue discounts of $8.4 million and $8.8 million at June 30, 2013 and December 31, 2012, respectively.

(2)	The notional amount of executed interest rate swaps designated as fair value hedges was $300 million and $550 million at June 30, 2013 and December 31, 2012, respectively.

We can borrow up to $900 million under a global revolving credit facility with a syndicate of twelve lending institutions led by Bank of America N.A., Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas, Mizuho Corporate Bank, Ltd., Royal Bank of Canada, Royal Bank of Scotland Plc, U.S. Bank National Association and Wells Fargo Bank, N.A. This facility matures in June 2016 and is used primarily to finance working capital and provide support for the issuance of unsecured commercial paper in the U.S. and Canada. This facility can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at June 30, 2013). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The agreement provides for annual facility fees, which range from 10.0 basis points to 32.5 basis points, and are based on Ryder’s long-term credit ratings. The current annual facility fee is 15.0

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

basis points, which applies to the total facility size of $900 million. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at June 30, 2013 was 179%. At June 30, 2013, $361 million was available under the credit facility, net of support for commercial paper borrowings.

Our global revolving credit facility permits us to refinance short-term commercial paper obligations on a long-term basis. Settlement of short-term commercial paper obligations not expected to require the use of working capital are classified as long-term as we have both the intent and ability to refinance on a long-term basis. At June 30, 2013 and December 31, 2012, we classified $533.8 million and $353.1 million, respectively, of short-term commercial paper as long-term debt.

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

We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program are limited to $175 million. If no event occurs which causes early termination, the 364-day program will expire on October 25, 2013. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. At June 30, 2013 and December 31, 2012, no amounts were outstanding under the program. Sales of receivables under this program will be accounted for as secured borrowings based on our continuing involvement in the transferred assets.

At June 30, 2013 and December 31, 2012, we had letters of credit and surety bonds outstanding totaling $296.6 million and $294.1 million, respectively, which primarily guarantee the payment of insurance claims.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(N) FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and the levels of inputs used to measure fair value:

	Balance Sheet Location	Fair Value Measurements At June 30, 2013 Using			Total
		Level 1	Level 2	Level 3
		(In thousands)
Assets:
Interest rate swaps	DFL and other assets	$—	10,358	—	10,358
Investments held in Rabbi Trusts:
Cash and cash equivalents		4,149	—	—	4,149
U.S. equity mutual funds		13,094	—	—	13,094
Foreign equity mutual funds		3,417	—	—	3,417
Fixed income mutual funds		4,515	—	—	4,515
Investments held in Rabbi Trusts	DFL and other assets	25,175	—	—	25,175
Total assets at fair value		$25,175	10,358	—	35,533

Liabilities:
Contingent consideration	Accrued expenses and other current liabilities	$—	—	478	478
Total liabilities at fair value		$—	—	478	478

	Balance Sheet Location	Fair Value Measurements At December 31, 2012 Using			Total
		Level 1	Level 2	Level 3
		(In thousands)
Assets:
Interest rate swaps	Prepaid expenses and other current assets	$—	1,313	—	1,313
Interest rate swaps	DFL and other assets	—	15,412	—	15,412
Investments held in Rabbi Trusts:
Cash and cash equivalents		4,055	—	—	4,055
U.S. equity mutual funds		10,871	—	—	10,871
Foreign equity mutual funds		2,974	—	—	2,974
Fixed income mutual funds		4,526	—	—	4,526
Investments held in Rabbi Trusts	DFL and other assets	22,426	—	—	22,426
Total assets at fair value		$22,426	16,725	—	39,151

Liabilities:
Contingent consideration	Other non-current liabilities	$—	—	478	478
Total liabilities at fair value		$—	—	478	478

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

The following tables present our assets and liabilities that are measured at fair value on a nonrecurring basis and the levels of inputs used to measure fair value:

	Fair Value Measurements At June 30, 2013 Using			Total Losses (2)
	Level 1	Level 2	Level 3	Three months ended	Six months ended
	(In thousands)
Assets held for sale:
Revenue earning equipment: (1)
Trucks	$—	—	11,132	$2,447	$5,476
Tractors	—	—	16,283	1,413	2,508
Trailers	—	—	882	370	967
Total assets at fair value	$—	—	28,297	$4,230	$8,951

	Fair Value Measurements At June 30, 2012 Using			Total Losses (2)
	Level 1	Level 2	Level 3	Three months ended	Six months ended
	(In thousands)
Assets held for sale:
Revenue earning equipment (1)
Trucks	$—	—	9,992	$3,108	$5,489
Tractors	—	—	6,361	1,071	1,542
Trailers	—	—	584	276	783
Total assets at fair value	$—	—	16,937	$4,455	$7,814
 ————————————

(1)	Represents the portion of all revenue earning equipment held for sale that is recorded at fair value, less costs to sell.

(2)	Total losses represent fair value adjustments for all vehicles held for sale throughout the period for which fair value was less than carrying value.

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

Fair value of total debt (excluding capital lease obligations) at June 30, 2013 and December 31, 2012 was approximately $4.00 billion and $3.99 billion, respectively. For publicly-traded debt, estimates of fair value were based on market prices. Since our publicly-traded debt is not actively traded, the fair value measurement was classified within Level 2 of the fair value hierarchy. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. Therefore, the fair value measurement of our other debt was classified within Level 2 of the fair value hierarchy. The carrying amounts reported in the Consolidated Condensed Balance Sheets for “Cash and cash equivalents,” “Receivables, net” and “Accounts payable” approximate fair value because of the immediate or short-term maturities of these financial instruments.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(O) DERIVATIVES

As of June 30, 2013, we have interest rate swaps outstanding which are designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. The following table provides a detail of the swaps outstanding and the related hedged items as of June 30, 2013:

	Maturity date	Face value of medium-term notes	Aggregate notional amount of interest rate swaps	Fixed interest rate	Weighted-average variable interest rate on hedged debt as of June 30,
Issuance date					2013	2012
		(Dollars in thousands)
May 2011	June 2017	$350,000	$150,000	3.50%	1.51%	1.83%
February 2011	March 2015	$350,000	$150,000	3.15%	1.41%	1.70%

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

Fair Value Hedging Relationship	Location of Gain (Loss) Recognized in Income	Three months ended June 30,		Six months ended June 30,
		2013	2012	2013	2012
		(In thousands)
Derivatives: Interest rate swaps	Interest expense	$(3,586)	218	$(6,367)	(1,952)
Hedged items: Fixed-rate debt	Interest expense	3,586	(218)	6,367	1,952
Total		$—	—	$—	—

Refer to Note (N), “Fair Value Measurements,” for disclosures of the fair value and line item caption of derivative instruments recorded on the Consolidated Condensed Balance Sheets.

(P) SHARE REPURCHASE PROGRAMS

In December 2011, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2011 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company's various employee stock, stock option and employee stock purchase plans from December 1, 2011 through December 13, 2013. The December 2011 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. In 2013, we temporarily paused our anti-dilutive share repurchase program to appropriately manage our leverage and to allow us to maintain near-term balance sheet flexibility. For the three months ended June 30, 2012, we repurchased and retired 233,500 shares under the program at an aggregate cost of $10.9 million. For the six months ended June 30, 2012, we repurchased and retired 456,700 shares under the program at an aggregate cost of $22.9 million.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(Q) ACCUMULATED OTHER COMPREHENSIVE LOSS

The following summaries set forth the components of accumulated other comprehensive loss, net of tax:

	Currency Translation Adjustments	Net Actuarial Loss (1)	Prior Service Credit (1)	Transition Obligation (1)	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2012	$57,848	(648,125)	2,634	12	12	(587,619)
Amortization	—	11,514	(697)	—	—	10,817
Current period change	(49,952)	(3,714)	—	—	9	(53,657)
June 30, 2013	$7,896	(640,325)	1,937	12	21	(630,459)

	Currency Translation Adjustments	Net Actuarial Loss (1)	Prior Service Credit (1)	Transition Obligation (1)	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2011	$28,219	(599,687)	4,291	12	—	(567,165)
Amortization	—	10,107	(814)	—	—	9,293
Current period change	5,844	(2,547)	—	—	19	3,316
June 30, 2012	$34,063	(592,127)	3,477	12	19	(554,556)
_______________________

(1)	These amounts are included in the computation of net periodic pension cost. See Note (R), "Employee Benefit Plans", for further information.

The loss from currency translation adjustments in 2013 of $50.0 million was due to the weakening of the British Pound and the Canadian Dollar compared to the U.S. Dollar. The currency translation adjustment in 2012 of $5.8 million reflects the strengthening of the British Pound against the U.S. Dollar.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(R) EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Pension Benefits
Company-administered plans:
Service cost	$3,756	3,826	$8,008	7,733
Interest cost	22,316	23,563	44,735	47,252
Expected return on plan assets	(26,389)	(24,055)	(52,837)	(48,112)
Amortization of:
Net actuarial loss	8,685	7,726	17,565	15,587
Prior service credit	(443)	(567)	(909)	(1,136)
	7,925	10,493	16,562	21,324
Union-administered plans	2,046	1,630	4,030	3,244
Net periodic benefit cost	$9,971	12,123	$20,592	24,568

Company-administered plans:
U.S.	$8,152	9,643	$16,893	19,491
Non-U.S.	(227)	850	(331)	1,833
	7,925	10,493	16,562	21,324
Union-administered plans	2,046	1,630	4,030	3,244
	$9,971	12,123	$20,592	24,568

Postretirement Benefits
Company-administered plans:
Service cost	$230	227	$493	547
Interest cost	392	475	787	989
Amortization of:
Net actuarial (gain) loss	(5)	(7)	(7)	(10)
Prior service credit	(57)	(57)	(115)	(115)
Net periodic benefit cost	$560	638	$1,158	1,411

Company-administered plans:
U.S.	$402	519	808	1,071
Non-U.S.	158	119	350	340
	$560	638	$1,158	1,411

During the six months ended June 30, 2013, we contributed $24.1 million to our pension plans. In 2013, we expect total contributions to our pension plans to be approximately $66 million.

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
During the six months ended June 30, 2013, we recognized a benefit of $1.9 million (before and after tax) from the recognition of the accumulated currency translation adjustment from a FMS foreign operation which has substantially liquidated its net assets. This benefit was recorded within “Miscellaneous income, net” in our Consolidated Condensed Statement of Earnings.

(T) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	Six months ended June 30,
	2013	2012
	(In thousands)
Interest paid	$67,545	64,060
Income taxes paid	$8,447	6,644
Changes in accounts payable related to purchases of revenue earning equipment	$40,389	112,990
Operating and revenue earning equipment acquired under capital leases	$4,814	616

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

Our primary measurement of segment financial performance, defined as “Earnings Before Tax” (EBT) from continuing operations, includes an allocation of Central Support Services (CSS) and excludes non-operating pension costs, restructuring and other charges, net as described in Note (G), “Restructuring and Other Charges” and the items discussed in Note (S), “Other Items Impacting Comparability.” CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal and corporate communications. The objective of the EBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation.

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

The following tables set forth financial information for each of our business segments and provides a reconciliation between segment EBT and earnings from continuing operations before income taxes for the three and six months ended June 30, 2013 and 2012. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	SCS	Eliminations	Total
	(In thousands)
For the three months ended June 30, 2013
Revenue from external customers	$1,006,822	597,177	—	1,603,999
Inter-segment revenue	114,436	—	(114,436)	—
Total revenue	$1,121,258	597,177	(114,436)	1,603,999

Segment EBT	$88,667	32,683	(8,405)	112,945
Unallocated CSS				(10,584)
Non-operating pension costs				(4,999)
Earnings from continuing operations before income taxes				$97,362

Segment capital expenditures paid (1), (2)	$517,131	5,017	—	522,148
Unallocated CSS				5,912
Capital expenditures paid				$528,060

For the three months ended June 30, 2012
Revenue from external customers	$993,606	570,254	—	1,563,860
Inter-segment revenue	107,299	—	(107,299)	—
Total revenue	$1,100,905	570,254	(107,299)	1,563,860

Segment EBT	$76,651	30,401	(7,246)	99,806
Unallocated CSS				(11,193)
Non-operating pension costs				(7,702)
Restructuring and other charges, net and other items				(7,142)
Earnings from continuing operations before income taxes				$73,769

Segment capital expenditures paid (1), (2)	$721,954	5,599	—	727,553
Unallocated CSS				5,463
Capital expenditures paid				$733,016
 ————————————

(1)	Excludes revenue earning equipment acquired under capital leases.

(2)	Excludes acquisition payments of $0.4 million during the three months ended June 30, 2012.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	SCS	Eliminations	Total
	(In thousands)
For the six months ended June 30, 2013
Revenue from external customers	$1,993,360	1,173,656	—	3,167,016
Inter-segment revenue	227,630	—	(227,630)	—
Total revenue	$2,220,990	1,173,656	(227,630)	3,167,016

Segment EBT	$149,412	56,494	(15,738)	190,168
Unallocated CSS				(21,959)
Non-operating pension costs				(10,243)
Restructuring and other charges, net and other items				1,904
Earnings from continuing operations before income taxes				$159,870

Segment capital expenditures paid (1), (2)	$923,642	10,817	—	934,459
Unallocated CSS				13,655
Capital expenditures paid				$948,114

For the six months ended June 30, 2012
Revenue from external customers	$1,957,969	1,142,167	—	3,100,136
Inter-segment revenue	214,327	—	(214,327)	—
Total revenue	$2,172,296	1,142,167	(214,327)	3,100,136

Segment EBT	$127,334	52,272	(13,727)	165,879
Unallocated CSS				(20,699)
Non-operating pension costs				(15,706)
Restructuring and other charges, net and other items				(8,007)
Earnings from continuing operations before income taxes				$121,467

Segment capital expenditures paid (1), (2)	$1,185,560	8,436	—	1,193,996
Unallocated CSS				9,989
Capital expenditures paid				$1,203,985
 ————————————

(1)	Excludes revenue earning equipment acquired under capital leases.

(2)	Excludes acquisition payments of $1.4 million and $2.4 million during the six months ended June 30, 2013 and 2012, respectively.

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

Refer to Note (D), “Discontinued Operations,” for additional matters.

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

Total revenue increased 3% in the second quarter of 2013 to $1.60 billion and increased 2% in the first half of 2013 to $3.17 billion. Operating revenue (revenue excluding FMS fuel and all subcontracted transportation) increased 4% in the second quarter of 2013 to $1.31 billion and increased 3% to $2.58 billion in the first half of 2013. The increase in total and operating revenue for both periods was driven by growth in both the FMS and SCS business segments. See “Consolidated Results” for further discussion of operating revenue, a non-GAAP financial measure.

Earnings from continuing operations before taxes (EBT) increased 32% in the second quarter of 2013 to $97.4 million and increased 32% for the first half of 2013 to $159.9 million. The increase in EBT in both the second quarter and the first half of 2013 reflects improved performance in the FMS and SCS business segments. The increase in EBT also reflects the impact of pre-tax restructuring charges related to cost reduction initiatives implemented in the second quarter of 2012 and lower pension expense.

EBT, earnings and EPS from continuing operations included certain items we do not consider indicative of our ongoing operations and have been excluded from our comparable earnings measure. The following discussion provides a summary of the quarter and year to date June 30, 2013 and 2012 special items, which are discussed in more detail throughout our MD&A and within the Notes to Consolidated Condensed Financial Statements:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

	EBT		Earnings		Diluted EPS
	2013	2012	2013	2012	2013	2012
Three months ended June 30	(In thousands, except per share amounts)
EBT/Earnings/EPS	$97,362	73,769	$62,575	46,767	$1.19	0.91
Non-operating pension costs (1)	4,999	7,702	2,924	4,746	0.06	0.09
Restructuring and other charges (2)	—	7,142	—	4,516	—	0.09
Comparable	$102,361	88,613	$65,499	56,029	$1.25	1.09

Six months ended June 30
EBT/Earnings/EPS	$159,870	121,467	$103,377	81,643	$1.98	1.59
Non-operating pension costs (1)	10,243	15,706	6,005	9,685	0.12	0.19
Restructuring and other charges (2)	—	8,007	—	5,161	—	0.10
Foreign currency translation benefit (3)	(1,904)	—	(1,904)	—	(0.04)	—
Tax benefit (4)	—	—	—	(4,967)	—	(0.10)
Comparable	$168,209	145,180	$107,478	91,522	$2.06	1.78
_______________

(1)
Includes the amortization of actuarial loss, interest cost and expected return on plan assets components of pension and post-retirement costs, which are tied to financial market performance. The company considers these costs to be outside the operational performance of the business.

(2)	See Note (G), “Restructuring and Other Charges,” for further discussion.

(3)	See Note (S), “Other Items Impacting Comparability,” for additional information.

(4)	Tax benefit associated with the resolution of a prior year tax item. See Note (L),“Income Taxes.”

Excluding the special items listed above, comparable earnings and EPS from continuing operations in the second quarter of 2013 increased 17% to $65.5 million and increased 15% to $1.25 per diluted common share, respectively. Comparable earnings and EPS from continuing operations in the first half of 2013 increased 17% to $107.5 million and increased 16% to $2.06 per diluted common share, respectively. We believe that comparable earnings from continuing operations before taxes, comparable earnings from continuing operations, and comparable earnings per diluted common share from continuing operations, all non-GAAP financial measures, provide useful information to investors and allow for better year over year comparison of operating performance. These non-GAAP financial measures exclude non-operating pension costs, which we consider to be costs outside the operational performance of the business that can significantly change from year to year. These non-GAAP financial measures also exclude other significant items that are not representative of our ongoing business operations and allow for better year over year comparison.

Net earnings and EPS increased 33% in the second quarter of 2013 to $62.2 million and 31% to $1.19 per diluted common share, respectively. Net earnings and EPS increased 26% in the first half of 2013 to $102.1 million and 24% to $1.96 per diluted common share, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

CONSOLIDATED RESULTS

	Three months ended June 30,		Six months ended June 30,		Change 2013/2012
	2013	2012	2013	2012	Three Months	Six Months
	(In thousands, except per share amounts)
Total revenue	$1,603,999	1,563,860	$3,167,016	3,100,136	3%	2%
Operating revenue (1)	1,313,339	1,266,610	2,580,860	2,495,534	4%	3%

Pre-tax earnings from continuing operations	$97,362	73,769	$159,870	121,467	32%	32%
Earnings from continuing operations	62,575	46,767	103,377	81,643	34%	27%
Net earnings	62,194	46,723	102,118	81,044	33%	26%

Earnings per common share — Diluted
Continuing operations	$1.19	0.91	$1.98	1.59	31%	25%
Net earnings	1.19	0.91	1.96	1.58	31%	24%
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

Revenue and Cost of Revenue by Source

Total revenue increased 3% in the second quarter of 2013 to $1.60 billion. Operating revenue increased 4% in the second quarter of 2013 to $1.31 billion. For the first half of 2013, total revenue increased 2% to $3.17 billion and operating revenue increased 3% to $2.58 billion. The increase in total and operating revenue was primarily driven by new business in SCS as well as full service lease growth in FMS.

Lease and Rental

	Three months ended June 30,		Six months ended June 30,		Change 2013/2012
	2013	2012	2013	2012	Three Months	Six Months
	(Dollars in thousands)
Lease and rental revenues	$688,048	675,623	$1,347,756	1,313,481	2%	3%
Cost of lease and rental	473,528	474,272	943,648	933,216	—%	1%
Gross margin	214,520	201,351	404,108	380,265	7%	6%
Gross margin %	31%	30%	30%	29%

Lease and rental revenues represent full service lease and commercial rental product offerings within our FMS business segment. Revenues increased 2% in the second quarter of 2013 to $688.0 million and 3% to $1.35 billion in the first half of 2013 primarily driven by higher prices on full service lease vehicles partially offset by lower commercial rental revenue. Commercial rental revenue decreased due to lower demand in the U.K. partially offset by a 2% improvement in rental pricing.

Cost of lease and rental represents the direct costs related to lease and rental revenues. These costs are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other fixed costs such as licenses, insurance and operating taxes. Cost of lease and rental excludes interest costs from vehicle financing. Cost of lease and rental was $473.5 million in the second quarter of 2013 and increased to $943.6 million in the first half of 2013 due to depreciation from higher lease vehicle investments, increased maintenance costs and equipment rental costs partially offset by lower commercial rental depreciation on a smaller rental fleet. The growth in equipment rental reflects a higher number of leased vehicles resulting from the sale lease-back transaction completed in June 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Lease and rental gross margin increased 7% in the second quarter of 2013 to $214.5 million and increased as a percentage of revenue to 31% in the second quarter of 2013. Lease and rental gross margin increased 6% to $404.1 million in the first half of 2013 and increased as a percentage of revenue to 30%. The increase in both periods was due to higher per-vehicle pricing reflecting new engine technology, benefits from improved vehicle residual values and increased utilization on a 10% smaller average rental fleet.

Services

	Three months ended June 30,		Six months ended June 30,		Change 2013/2012
	2013	2012	2013	2012	Three Months	Six Months
	(Dollars in thousands)
Services revenue	$707,666	675,533	1,397,127	1,353,885	5%	3%
Cost of services	592,221	564,609	1,177,658	1,140,278	5%	3%
Gross margin	115,445	110,924	219,469	213,607	4%	3%
Gross margin %	16%	16%	16%	16%

Services revenue represents all the revenues associated with our SCS business segment as well as contract maintenance, contract-related maintenance and fleet support services associated with our FMS business segment. Services revenue increased 5% in the second quarter of 2013 to $707.7 million and increased 3% in the first half of 2013 to $1.40 billion primarily due to new business in our SCS business segment and higher contract-related maintenance revenue in our FMS business segment.

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, SCS subcontracted transportation (purchased transportation from third parties) and maintenance costs. Cost of services increased 5% in the second quarter of 2013 to $592.2 million and increased 3% in the first half of 2013 to $1.18 billion primarily due to higher revenue. Subcontracted transportation costs, which are passed through to customers, decreased $2.2 million and $7.8 million in the second quarter and first half of 2013, respectively.

Services gross margin increased 4% to $115.4 million in the second quarter of 2013 and increased 3% to $219.5 million in the first half of 2013 primarily due to higher revenue. Services gross margin as a percentage of revenue remained at 16% in both the second quarter and the first half of 2013.

Fuel

	Three months ended June 30,		Six months ended June 30,		Change 2013/2012
	2013	2012	2013	2012	Three Months	Six Months
	(Dollars in thousands)
Fuel services revenue	$208,285	212,704	$422,133	432,770	(2)%	(2)%
Cost of fuel services	204,626	209,337	414,919	424,910	(2)%	(2)%
Gross margin	3,659	3,367	7,214	7,860	9%	(8)%
Gross margin %	2%	2%	2%	2%

Fuel services revenue decreased 2% in the second quarter of 2013 to $208.3 million due to lower fuel prices passed through to customers partially offset by higher gallons sold. Fuel services revenue decreased 2% to $422.1 million in the first half of 2013 due to lower gallons sold and lower fuel prices passed through to customers.

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel decreased 2% in the second quarter of 2013 to $204.6 million and decreased 2% in the first half of 2013 to $414.9 million due to lower revenue.

Fuel services gross margin increased 9% to $3.7 million in the second quarter of 2013 and decreased 8% to $7.2 million in the first half of 2013. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel is established based on market fuel costs. Fuel service margin as a percent of revenue remained unchanged in the second quarter and first half of 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

	Three months ended June 30,		Six months ended June 30,		Change 2013/2012
	2013	2012	2013	2012	Three Months	Six Months
	(In thousands)
Other operating expenses	$33,291	33,664	$71,259	67,913	(1)%	5%

Other operating expenses include costs related to our owned and leased facilities within the FMS business segment such as facility depreciation, rent, insurance, utilities and taxes. These facilities are utilized to provide maintenance to our lease, rental, contract maintenance and contract-related maintenance customers. Other operating expenses also include the costs associated with used vehicle sales such as writedowns of used vehicles to fair market value and facilities costs. Other operating expenses decreased 1% to $33.3 million in the second quarter of 2013 due to lower operating property depreciation partially offset by higher FMS facilities maintenance costs. Other operating expenses increased 5% to $71.3 million in the first half of 2013 due to higher maintenance costs on our FMS facilities as well as higher writedowns on vehicles held for sale of $1.1 million partially offset by lower operating property depreciation. The higher writedowns on vehicles held for sale reflect an increase in our used vehicle sales inventory.

	Three months ended June 30,		Six months ended June 30,		Change 2013/2012
	2013	2012	2013	2012	Three Months	Six Months
	(Dollars in thousands)
Selling, general and administrative expenses (SG&A)	$195,842	189,332	$385,655	384,316	3%	—%
Percentage of total revenue	12%	12%	12%	12%
Percentage of operating revenue	15%	15%	15%	15%

SG&A expenses increased 3% to $195.8 million and SG&A expenses as a percent of total revenue remained unchanged at 12% in the second quarter of 2013. SG&A expenses increased slightly to $385.7 million in the first half of 2013. SG&A expenses as a percent of total revenue remained at 12% in the first half of 2013. SG&A increased in both the second quarter and first half of 2013 due to higher compensation-related expenses partially offset by lower pension and bad debt expense. Pension expense, which primarily impacts SG&A expenses, decreased $2.2 million in the second quarter of 2013 and decreased $4.0 million in the first half of 2013 reflecting higher than expected pension asset returns in 2012 as well as contributions, partially offset by a lower discount rate at December 31, 2012.

	Three months ended June 30,		Six months ended June 30,		Change 2013/2012
	2013	2012	2013	2012	Three Months	Six Months
	(In thousands)
Gains on vehicle sales, net	$23,197	22,546	$46,203	44,537	3%	4%

Gains on vehicle sales, net increased 3% in the second quarter of 2013 to $23.2 million due to higher average proceeds per unit in North America partially offset by lower sales volume. Gains on vehicle sales, net increased 4% in the first half of 2013 to $46.2 million due to higher sales volume partially offset by lower proceeds per unit. Increased sales volume in the first half of 2013 reflects higher wholesaling activity to maintain used vehicle inventories at acceptable levels. Global average proceeds per unit decreased by 2% in the second quarter of 2013 and 1% in the first half of 2013 reflecting a higher proportion of vehicle sales in international markets with lower prices.

	Three months ended June 30,		Six months ended June 30,		Change 2013/2012
	2013	2012	2013	2012	Three Months	Six Months
	(Dollars in thousands)
Interest expense	$33,901	35,622	$68,355	70,387	(5)%	(3)%
Effective interest rate	3.5%	3.9%	3.5%	3.9%

Interest expense decreased 5% in the second quarter of 2013 to $33.9 million and decreased 3% in the first half of 2013 to $68.4 million reflecting a lower effective interest rate partially offset by higher average outstanding debt. The lower effective interest rate in 2013 primarily reflects the replacement of higher interest rate debt with debt issuances at lower rates. The increase in average outstanding debt reflects capital spending over the last twelve months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Miscellaneous income, net	$3,575	1,341	$8,145	5,821

Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income, gains from sales of operating property, foreign currency transaction gains and other non-operating items. Miscellaneous income, net increased in the second quarter of 2013 primarily due to insurance proceeds received for business interruption insurance claims related to Superstorm Sandy. In addition, miscellaneous income, net increased in the first half of 2013 due to a benefit from the recognition of the accumulated adjustment in a foreign operation partially offset by lower gains on sales of property.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Restructuring and other charges, net	$—	7,142	$—	8,007

Refer to Note (G), “Restructuring and Other Charges,” in the Notes to Consolidated Condensed Financial Statements for a discussion of the restructuring and other charges recognized during the first half of 2012.

	Three months ended June 30,		Six months ended June 30,		Change 2013/2012
	2013	2012	2013	2012	Three Months	Six Months
	(Dollars in thousands)
Provision for income taxes	$34,787	27,002	$56,493	39,824	29%	42%
Effective tax rate from continuing operations	35.7%	36.6%	35.3%	32.8%

Our effective income tax rate from continuing operations for the second quarter of 2013 was 35.7% compared with 36.6% in the same period of the prior year. The decrease in our effective tax rate in the second quarter of 2013 is due to a higher proportionate amount of 2013 earnings in lower tax rate jurisdictions as well as the impact of a prior year tax law change.

Our effective income tax rate from continuing operations for the six months ended June 30, 2013 was 35.3% compared with 32.8% in the same period of the prior year. The effective rate from continuing operations in the first half of 2012 was favorably impacted by a tax benefit of $5.0 million (4.1% of earnings before tax) relating to the favorable resolution of a tax item from prior periods. The increase in the effective tax rate in the first half of 2013 reflects the $5.0 million tax benefit in the prior year partially offset by a higher proportionate amount of 2013 earnings in lower tax rate jurisdictions.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Loss from discontinued operations, net of tax	$(381)	(44)	$(1,259)	(599)

Refer to Note (D), “Discontinued Operations,” in the Notes to Consolidated Condensed Financial Statements for a discussion of losses from discontinued operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended June 30,		Six months ended June 30,		Change 2013/2012
	2013	2012	2013	2012	Three Months	Six Months
	(Dollars in thousands)
Revenue:
Fleet Management Solutions	$1,121,258	1,100,905	$2,220,990	2,172,296	2%	2%
Supply Chain Solutions	597,177	570,254	1,173,656	1,142,167	5	3
Eliminations	(114,436)	(107,299)	(227,630)	(214,327)	7	6
Total	$1,603,999	1,563,860	$3,167,016	3,100,136	3%	2%
Operating Revenue:
Fleet Management Solutions	$852,527	830,864	$1,676,515	1,623,607	3%	3%
Supply Chain Solutions	514,802	485,709	1,009,633	970,335	6	4
Eliminations	(53,990)	(49,963)	(105,288)	(98,408)	8	7
Total	$1,313,339	1,266,610	$2,580,860	2,495,534	4%	3%
EBT:
Fleet Management Solutions	$88,667	76,651	$149,412	127,334	16%	17%
Supply Chain Solutions	32,683	30,401	56,494	52,272	8	8
Eliminations	(8,405)	(7,246)	(15,738)	(13,727)	16	15
	112,945	99,806	190,168	165,879	13	15
Unallocated Central Support Services	(10,584)	(11,193)	(21,959)	(20,699)	(5)	6
Non-operating pension costs	(4,999)	(7,702)	(10,243)	(15,706)	(35)	(35)
Restructuring and other charges, net and other items	—	(7,142)	1,904	(8,007)	NM	NM
Earnings from continuing operations before income taxes	$97,362	73,769	$159,870	121,467	32%	32%

As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Earnings Before Taxes” (EBT) from continuing operations, which includes an allocation of Central Support Services (CSS), and excludes non-operating pension costs, restructuring and other charges, net, as described in Note (G), “Restructuring and Other Charges,” and the items discussed in Note (S), “Other Items Impacting Comparability,” in the Notes to Consolidated Condensed Financial Statements. CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal and corporate communications.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

 The following table provides a reconciliation of items excluded from our segment EBT measure to their classification within our Consolidated Condensed Statements of Earnings:

		Three months ended June 30,		Six months ended June 30,
Description	Consolidated Condensed Statements of Earnings Line Item	2013	2012	2013	2012
		(In thousands)
Non-operating pension costs	SG&A	$(4,999)	(7,702)	$(10,243)	(15,706)
Foreign currency translation benefit (1)	Miscellaneous income	—	—	1,904
Restructuring and other charges, net	Restructuring	—	(7,142)	—	(8,007)
		$(4,999)	(14,844)	$(8,339)	(23,713)
———————————

(1)	See Note (S), “Other Items Impacting Comparability,” for additional information.

Fleet Management Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2013/2012
	2013	2012	2013	2012	Three Months	Six Months
	(Dollars in thousands)
Full service lease	$540,411	521,491	$1,073,645	1,032,049	4%	4%
Contract maintenance	45,283	46,460	91,386	93,479	(3)	(2)
Contractual revenue	585,694	567,951	1,165,031	1,125,528	3	4
Contract-related maintenance	52,066	46,529	105,379	93,035	12	13
Commercial rental	196,512	198,728	369,609	369,976	(1)	—
Other	18,255	17,656	36,496	35,068	3	4
Operating revenue (1)	852,527	830,864	1,676,515	1,623,607	3	3
Fuel services revenue	268,731	270,041	544,475	548,689	—	(1)
Total revenue	$1,121,258	1,100,905	$2,220,990	2,172,296	2%	2%

Segment EBT	$88,667	76,651	$149,412	127,334	16%	17%
Segment EBT as a % of total revenue	7.9%	7.0%	6.7%	5.9%	90 bps	80 bps
Segment EBT as a % of operating revenue (1)	10.4%	9.2%	8.9%	7.8%	120 bps	110 bps
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

Total revenue increased 2% in the second quarter of 2013 to $1.12 billion. Operating revenue (revenue excluding fuel) increased 3% in the second quarter of 2013 to $852.5 million. For the first half of 2013, total revenue increased 2% to $2.22 billion. Operating revenue (revenue excluding fuel) increased 3% in the first half of 2013 to $1.68 billion. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended		Six months ended
	June 30, 2013		June 30, 2013
	Total	Operating	Total	Operating
Organic including price and volume	1%	2%	1%	2%
Acquisitions	1	1	1	1
Total increase	2%	3%	2%	3%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Full service lease revenue increased 4% in the second quarter of 2013 and 4% in the first half of 2013 primarily reflecting higher prices on replacement vehicles. The higher pricing on replacement vehicles was driven by increased costs on new engine technology. The number of full service lease vehicles declined 1% from the prior year, reflecting the anticipated non-renewal of certain low margin trailers in the U.K., the impact of economic uncertainty and more efficient redeployment of off-lease vehicles. We expect favorable full service lease comparisons to continue throughout the year primarily due to the heavy replacement cycle of expiring leases currently underway. Contract-related maintenance revenue increased 12% in the second quarter of 2013 and increased 13% in the first half of 2013 due primarily to our new on-demand maintenance product initiative and the benefit of the Euroway acquisition. Commercial rental revenue decreased 1% in the second quarter of 2013 and remained unchanged in the first half of 2013 reflecting lower demand in the U.K. partially offset by higher global rental pricing (up 2% in both the second quarter of 2013 and the first half of 2013). We expect favorable year over year commercial rental revenue comparisons in the near term due to higher pricing. Fuel services revenue was unchanged in the second quarter of 2013 as higher gallons sold were offset by lower prices passed through to customers. Fuel services revenue in our FMS business segment decreased 1% in the first half of 2013 due to lower gallons sold and lower prices passed through to customers.

The following table provides commercial rental statistics on our global fleet:

	Three months ended June 30,		Six months ended June 30,		Change 2013/2012
	2013	2012	2013	2012	Three Months	Six Months
	(Dollars in thousands)
Rental revenue from non-lease customers	$117,140	116,174	$213,252	207,926	1%	3%
Rental revenue from lease customers (1)	$79,372	82,554	$156,357	162,050	(4)%	(4)%
Average commercial rental power fleet size — in service (2), (3)	28,300	31,000	28,200	30,400	(9)%	(7)%
Commercial rental utilization — power fleet	80.5%	75.0%	77.2%	72.0%	550 bps	520 bps
  ————————————

(1)	Represents revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.

(2)	Number of units rounded to nearest hundred and calculated using quarterly average unit counts.

(3)	Fleet size excluding trailers.

FMS EBT increased 16% in the second quarter of 2013 to $88.7 million primarily due to improved full service lease performance and the benefit of $7.4 million of lower depreciation due to residual value policy changes implemented January 1, 2013. Full service lease comparisons benefited from higher per vehicle pricing reflecting new engine technology. Commercial rental performance improved 4% in the second quarter of 2013 as a result of higher pricing and increased fleet utilization partially offset by lower performance in the U.K. Rental power fleet utilization was 80.5% for the second quarter of 2013, up from 75.0% in the year earlier period. Used vehicle sales results modestly improved with stable pricing.

FMS EBT increased 17% in the first half of 2013 to $149.4 million primarily due to improved full service lease performance and the benefit of $14.9 million of lower depreciation due to residual value policy changes implemented January 1, 2013. Full service lease comparisons benefited from higher per vehicle pricing reflecting new technology. Commercial rental performance increased 2% from the prior year reflecting higher pricing and increased fleet utilization offset by lower performance in the U.K. Rental power fleet utilization was 77.2% for the first half of 2013, up from 72.0% in the year earlier period. Used vehicle sales results modestly improved primarily due to stronger volumes partially offset by higher carrying costs on a larger average inventory.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):

				Change
	June 30, 2013	December 31, 2012	June 30, 2012	Jun. 2013/Dec. 2012	Jun. 2013/Jun. 2012
End of period vehicle count
By type:
Trucks (1)	67,900	68,800	70,500	(1)%	(4)%
Tractors (2)	59,000	58,800	58,700	—	1
Trailers (3) (4)	41,900	42,700	43,400	(2)	(3)
Other	2,100	2,200	2,200	(5)	(5)
Total	170,900	172,500	174,800	(1)%	(2)%

By ownership:
Owned	166,700	168,000	170,100	(1)%	(2)%
Leased	4,200	4,500	4,700	(7)	(11)
Total	170,900	172,500	174,800	(1)%	(2)%

By product line: (4)
Full service lease	120,300	122,400	121,600	(2)%	(1)%
Commercial rental	38,000	38,000	41,100	—	(8)
Service vehicles and other	3,000	2,900	2,900	3	3
Active units	161,300	163,300	165,600	(1)	(3)
Held for sale	9,600	9,200	9,200	4	4
Total	170,900	172,500	174,800	(1)%	(2)%

Customer vehicles under contract maintenance	37,300	37,800	35,800	(1)%	4%

Total vehicles under service	208,200	210,300	210,600	(1)%	(1)%

Quarterly average vehicle count
By product line:
Full service lease	121,000	122,100	121,700	(1)%	(1)%
Commercial rental	37,100	38,600	41,400	(4)	(10)
Service vehicles and other	2,900	2,900	3,000	—	(3)
Active units	161,000	163,600	166,100	(2)	(3)
Held for sale	9,900	9,500	9,000	4	10
Total	170,900	173,100	175,100	(1)%	(2)%

Customer vehicles under contract maintenance	37,600	37,500	35,500	—%	6%

Year-to-date average vehicle count
By product line:
Full service lease	121,400	121,900	121,600	—%	—%
Commercial rental	37,100	40,100	41,000	(7)	(10)
Service vehicles and other	2,900	2,900	3,000	—	(3)
Active units	161,400	164,900	165,600	(2)	(3)
Held for sale	9,800	8,800	8,200	11	20
Total	171,200	173,700	173,800	(1)%	(1)%

Customer vehicles under contract maintenance	37,800	36,500	35,700	4%	6%
 ———————————

(1)	Generally comprised of Class 1 through Class 6 type vehicles with a Gross Vehicle Weight (GVW) up to 26,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Classes 7 and 8 type vehicles with a GVW of over 26,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.
(4) Includes 8,400 trailers (5,400 full service lease and 3,000 commercial rental and other), 9,400 trailers (6,200 full service lease and 3,200 commercial rental and other) and 9,800 trailers (6,400 full service lease and 3,300 commercial rental and other) as of June 30, 2013, December 31, 2012 and June 30, 2012, respectively, acquired as part of the Hill Hire acquisition.
Note: Amounts were computed using a 6-point average based on monthly information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a breakdown of our non-revenue earning equipment included in our global fleet count (number of units rounded to nearest hundred):

				Change
	June 30, 2013	December 31, 2012	June 30, 2012	Jun. 2013/ Dec. 2012	Jun. 2013/ Jun. 2012
Not yet earning revenue (NYE)	2,100	2,200	2,600	(5)%	(19)%
No longer earning revenue (NLE):
Units held for sale	9,600	9,200	9,200	4	4
Other NLE units	2,200	2,800	3,100	(21)	(29)
Total	13,900	14,200	14,900	(2)%	(7)%

NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NYE units decreased compared to both year-end and June 30, 2012 primarily reflecting a decline in lease NYE's due to economic uncertainty impacting lease sales. NLE units represent vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. NLE units decreased compared to both year-end and June 30, 2012 reflecting increased rental demand in North America partially offset by increased lease replacement activity. We expect NLE levels to decrease throughout the year from a decline in vehicles held for sale.

Supply Chain Solutions

	Three months ended June 30,		Six months ended June 30,		Change 2013/2012
	2013	2012	2013	2012	Three Months	Six Months
	(Dollars in thousands)
Operating revenue:
Automotive	$144,811	141,944	$293,438	281,658	2%	4%
High-Tech	81,984	77,982	159,774	158,324	5	1
Retail & CPG	180,312	177,535	356,130	356,299	2	—
Industrial and other	107,695	88,248	200,291	174,054	22	15
Total operating revenue (1)	514,802	485,709	1,009,633	970,335	6	4
Subcontracted transportation	82,375	84,545	164,023	171,832	(3)	(5)
Total revenue	$597,177	570,254	$1,173,656	1,142,167	5%	3%

Segment EBT	$32,683	30,401	$56,494	52,272	8%	8%
Segment EBT as a % of total revenue	5.5%	5.3%	4.8%	4.6%	20 bps	20 bps
Segment EBT as a % of operating revenue (1)	6.3%	6.3%	5.6%	5.4%	—	20 bps
Memo:
Dedicated services total revenue	$338,735	327,045	$663,500	655,390	4%	1%
Dedicated services operating revenue (1) (2)	$301,951	283,866	$593,100	565,942	6%	5%
Average fleet	12,000	11,600	11,900	11,500	3%	3%
Fuel costs (3)	$66,937	63,797	$135,095	130,611	5%	3%
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

(2)
Dedicated services operating revenue excludes dedicated subcontracted transportation as follows: $36.8 million and $43.2 million for the three months ended June 30, 2013 and 2012, respectively, and $70.4 million and $89.4 million for the six months ended June 30, 2013 and 2012, respectively.

(3)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Total revenue increased 5% in the second quarter of 2013 to $597.2 million as higher operating revenue offset lower subcontracted transportation. Operating revenue (revenue excluding subcontracted transportation) increased 6% in the second quarter of 2013 to $514.8 million. For the first half of 2013, total revenue increased 3% to $1.17 billion and operating revenue increased 4% to $1.01 billion. Operating revenue growth in both the second quarter and the first half of 2013 was largely driven by new business, primarily in dedicated services. We expect favorable revenue comparisons to continue throughout the year due to new sales activity. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended June 30, 2013		Six months ended June 30, 2013
	Total	Operating	Total	Operating
Organic including price and volume	6%	6%	4%	4%
Subcontracted transportation	(1)	—	(1)	—
Total increase	5%	6%	3%	4%

SCS EBT increased 8% in the second quarter of 2013 to $32.7 million due to new business partially offset by higher commissions on new sales activity. The earnings improvement in the second quarter also reflects unusually high medical benefit costs in the prior year, largely offset by increased self-insurance costs in the current period. SCS EBT increased 8% in the first half of 2013 to $56.5 million due to operating revenue growth from new business and improved operating performance.

Central Support Services

	Three months ended June 30,		Six months ended June 30,		Change 2013/2012
	2013	2012	2013	2012	Three Months	Six Months
	(Dollars in thousands)
Human resources	$4,345	5,306	$8,759	10,691	(18)%	(18)%
Finance	12,307	13,064	24,813	25,877	(6)	(4)
Corporate services and public affairs	3,108	3,582	7,139	6,929	(13)	3
Information technology	17,024	14,141	34,112	30,081	20	13
Health and safety	2,008	1,922	3,939	4,037	4	(2)
Other	13,329	10,688	24,693	19,654	25	26
Total CSS	52,121	48,703	103,455	97,269	7	6
Allocation of CSS to business segments	(41,537)	(37,510)	(81,496)	(76,570)	11	6
Unallocated CSS	$10,584	11,193	$21,959	20,699	(5)%	6%

Total CSS costs increased 7% in the second quarter of 2013 to $52.1 million and increased 6% in the first half of 2013 to $103.5 million primarily due to investments in information technology initiatives and higher compensation-related expenses. Unallocated CSS decreased 5% in the second quarter of 2013 to $10.6 million due to lower professional services costs partially offset by higher compensation-related expenses. Unallocated CSS increased 6% in the first half of 2013 to $22.0 million primarily due to higher compensation-related expenses partially offset by lower professional services costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows

The following is a summary of our cash flows from operating, financing and investing activities from continuing operations:

	Six months ended June 30,
	2013	2012
	(In thousands)
Net cash provided by (used in):
Operating activities	$563,777	472,021
Financing activities	124,940	322,046
Investing activities	(687,604)	(825,047)
Effect of exchange rate changes on cash	6,966	1,216
Net change in cash and cash equivalents	$8,079	(29,764)

A detail of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.

Cash provided by operating activities from continuing operations increased to $563.8 million in the six months ended June 30, 2013 compared with $472.0 million in 2012 reflecting reduced working capital needs and higher earnings compared to the prior year period. The reduced working capital needs were primarily driven by lower payments to vendors within trade accounts payable, lower pension contributions and improved collections on trade accounts receivable from customers. Cash provided by financing activities decreased to $124.9 million in the six months ended June 30, 2013 compared to $322.0 million in 2012 as a result of lower borrowing needs. Cash used in investing activities decreased to $687.6 million in the six months ended June 30, 2013 compared with $825.0 million in 2012 primarily due to lower commercial rental capital spending, partially offset by proceeds from the sale-leaseback transaction completed in 2012.

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

The following table shows the sources of our free cash flow computation:

	Six months ended June 30,
	2013	2012
	(In thousands)
Net cash provided by operating activities from continuing operations	$563,777	472,021
Sales of revenue earning equipment	225,749	194,907
Sales of operating property and equipment	3,296	4,381
Collections on direct finance leases	39,854	32,586
Other, net	8,173	—
Sale and leaseback of revenue earning equipment	—	130,184
Total cash generated	840,849	834,079
Purchases of property and revenue earning equipment	(948,114)	(1,203,985)
Free cash flow	$(107,265)	(369,906)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Free cash flow increased $262.6 million to negative $107.3 million in 2013 primarily due to higher cash flows from operations and lower cash payments for the purchase of commercial rental vehicles. We anticipate the full-year 2013 free cash flow estimate to be closer to the $190 million level of the previous forecast of negative $130 million to $190 million.

The following table provides a summary of capital expenditures:

	Six months ended June 30,
	2013	2012
	(In thousands)
Revenue earning equipment: (1)
Full service lease	$777,508	785,827
Commercial rental	171,210	499,553
	948,718	1,285,380
Operating property and equipment	39,785	31,595
Total capital expenditures	988,503	1,316,975
Changes in accounts payable related to purchases of revenue earning equipment	(40,389)	(112,990)
Cash paid for purchases of property and revenue earning equipment	$948,114	1,203,985
  ————————————

(1)
Capital expenditures exclude non-cash additions of approximately $4.8 million and $0.6 million during the six months ended June 30, 2013 and 2012, respectively, in assets held under capital leases resulting from the extension of existing operating leases and other additions.

Capital expenditures (accrual basis) decreased 25% in the six months ended June 30, 2013 to $988.5 million reflecting lower commercial rental capital spending. We anticipate full-year 2013 accrual basis capital expenditures to be at the high end of our previous forecast of $1.8 billion to $1.9 billion.

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

Our debt ratings and rating outlooks at June 30, 2013 were as follows:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

At June 30, 2013, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$361
Trade receivables program	$175

We have a $900 million global revolving credit facility with a syndicate of twelve lending institutions which matures in June 2016 and is used primarily to finance working capital and provide support for the issuance of unsecured commercial paper in the U.S. and Canada. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at June 30, 2013 was 179%.
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
The following table shows the movements in our debt balance:

	Six months ended June 30,
	2013	2012
	(In thousands)
Debt balance at January 1	$3,820,796	3,382,145
Cash-related changes in debt:
Net change in commercial paper borrowings	180,777	187,935
Proceeds from issuance of medium-term notes	249,723	349,444
Proceeds from issuance of other debt instruments	4,648	28,556
Retirement of medium term notes	(250,000)	(200,000)
Other debt repaid, including capital lease obligations	(70,862)	(5,324)
	114,286	360,611
Non-cash changes in debt:
Fair market value adjustment on notes subject to hedging	(6,367)	(1,952)
Addition of capital lease obligations	4,814	616
Changes in foreign currency exchange rates and other non-cash items	(19,122)	4,228
Total changes in debt	93,611	363,503
Debt balance at June 30	$3,914,407	3,745,648

In accordance with our funding philosophy, we attempt to balance the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25% to 45% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total obligations (including notional value of swap agreements) was 29% and 33% at June 30, 2013 and December 31, 2012, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Ryder’s leverage ratios and a reconciliation of on-balance sheet debt to total obligations were as follows:

	June 30, 2013	% to Equity	December 31, 2012	% to Equity
	(Dollars in thousands)
On-balance sheet debt	$3,914,407	253%	3,820,796	260%
Off-balance sheet debt—PV of minimum lease payments and guaranteed residual values under operating leases for vehicles (1)	141,912		147,987
Total obligations	$4,056,319	262%	3,968,783	270%
 ————————————

(1)	Present value (PV) does not reflect payments Ryder would be required to make if we terminated the related leases prior to the scheduled expiration dates.

On-balance sheet debt to equity consists of balance sheet debt divided by total equity. Total obligations to equity represents balance sheet debt plus the present value of minimum lease payments and guaranteed residual values under operating leases for vehicles, discounted based on our incremental borrowing rate at lease inception, all divided by total equity. Although total obligations is a non-GAAP financial measure, we believe that total obligations is useful as it provides a more complete analysis of our existing financial obligations and helps better assess our overall leverage position. Our leverage ratios decreased in 2013 due to an increase in our equity from net earnings partially offset by increased obligations to fund capital expenditures.

Off-Balance Sheet Arrangements

We periodically enter into sale-leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions. In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense. These leases contain limited guarantees by us of the residual values of the leased vehicles (residual value guarantees) that are generally conditioned upon disposal of the leased vehicles prior to the end of their lease term. The amount of future payments for residual value guarantees will depend on the market for used vehicles and the condition of the vehicles at time of disposal. We did not enter into any sale-leaseback transactions during the six months ended June 30, 2013. In June of 2012, we completed a sale-leaseback transaction of revenue earning equipment with third parties not deemed to be VIEs and this transaction qualified for off-balance sheet treatment. Proceeds from the sale-leaseback transaction totaled $130.2 million.

Pension Information

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. In 2013, we expect total contributions to our pension plans to be approximately $66 million. During the six months ended June 30, 2013, we contributed $24 million to our pension plans. Changes in interest rates and the market value of the securities held by the plans during 2013 could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and contributions in 2013 and beyond. See Note (R), “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Share Repurchases and Cash Dividends

See Note (P), “Share Repurchase Programs,” in the Notes to Consolidated Condensed Financial Statements for a discussion of share repurchases.

In May 2013, our Board of Directors declared a quarterly cash dividend of $0.31 per share of common stock. In July 2013, our Board of Directors declared a quarterly cash dividend of $0.34. This dividend reflects a $0.03 increase from the $0.31 quarterly cash dividend we have been paying since September of 2012.

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

The following table provides a reconciliation of total revenue to operating revenue which was not provided within the MD&A discussion:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Total revenue	$1,603,999	1,563,860	$3,167,016	3,100,136
FMS fuel services and SCS subcontracted transportation (1)	(351,106)	(354,586)	(708,498)	(720,521)
Fuel eliminations	60,446	57,336	122,342	115,919
Operating revenue	$1,313,339	1,266,610	$2,580,860	2,495,534
  ————————————

(1)	Includes intercompany fuel sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FORWARD-LOOKING STATEMENTS

Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:

•
our expectations as to anticipated revenue and earnings in each business segment as well as future economic conditions and market demand, including revenue, demand and pricing in full service lease and commercial rental as well as the impact of new business on SCS revenue;

•	our expectations of the long-term residual values of revenue earning equipment;

•	our ability to sell certain revenue earning vehicles through the end of the year;

•	the anticipated levels of NLE vehicles in inventory through the end of the year;

•	the anticipated tax benefits of our like-kind exchange program;

•	our expectations of operating cash flow, free cash flow and capital expenditures throughout 2013;

•	the adequacy of our accounting estimates and reserves for pension expense, compensation expense and employee benefit plan obligations, depreciation and residual value guarantees and income taxes;

•	the adequacy of our fair value estimates of employee incentive awards under our share-based compensation plans, contingent consideration, total debt and other debt;

•	our beliefs regarding the default risk of our direct financing lease receivables

•	our ability to fund all of our operating, investing and financial needs for the foreseeable future through internally generated funds and outside funding sources;

•	the anticipated impact of fuel price fluctuations;

•	our expectations as to return on pension plan assets, future pension expense and estimated contributions

•	our expectations regarding the completion and ultimate resolution of tax audits;

•	our expectations regarding the scope, anticipated outcomes and the adequacy of our loss provisions with respect to certain claims, proceedings and lawsuits;

•	our ability to access commercial paper and other available debt financing in the capital markets;

•	our expectations regarding the future use and availability of funding sources; and

•	the anticipated impact of our decision to temporarily pause our share repurchase program.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the second quarter of 2013, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the second quarter of 2013, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls over Financial Reporting

During the six months ended June 30, 2013, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended June 30, 2013:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program (2)
April 1 through April 30, 2013	4,992	$58.53	—	1,456,077
May 1 through May 31, 2013	1,880	59.31	—	1,456,077
June 1 through June 30, 2013	4,400	60.25	—	1,456,077
Total	11,272	$59.33	—

 ————————————

(1)
During the three months ended June 30, 2013, we purchased an aggregate of 11,272 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

(2)
In December 2011, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2011 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company’s various employee stock, stock option and employee stock purchase plans from December 1, 2011 through December 13, 2013. The December 2011 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management established prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2011 program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended June 30, 2013, we did not repurchase any shares under the program.

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

RYDER SYSTEM, INC.
(Registrant)

Date: July 23, 2013	By:	/s/ Art A. Garcia
Art A. Garcia
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: July 23, 2013	By:	/s/ Cristina A. Gallo-Aquino
Cristina A. Gallo-Aquino
Vice President and Controller (Principal Accounting Officer)