Form 10-Q
period 2013-09-30
RYDER SYSTEM INC
filed 2013-10-22
CIK 85961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
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

The number of shares of Ryder System, Inc. Common Stock ($0.50 par value per share) outstanding at September 30, 2013 was 52,593,266.

RYDER SYSTEM, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Lease and rental revenues	$709,039	693,912	$2,056,795	2,007,393
Services revenue	718,292	667,399	2,115,419	2,021,284
Fuel services revenue	207,209	211,984	629,342	644,754
Total revenues	1,634,540	1,573,295	4,801,556	4,673,431

Cost of lease and rental	486,197	481,240	1,429,845	1,414,456
Cost of services	597,896	557,495	1,775,554	1,697,773
Cost of fuel services	203,369	207,689	618,288	632,599
Other operating expenses	32,728	32,966	103,987	100,881
Selling, general and administrative expenses	195,218	183,713	580,873	568,027
Gains on vehicle sales, net	(22,488)	(23,147)	(68,691)	(67,684)
Interest expense	33,967	34,879	102,322	105,266
Miscellaneous income, net	(3,447)	(1,424)	(11,592)	(7,245)
Restructuring and other (recoveries) charges, net	(298)	74	(298)	8,081
	1,523,142	1,473,485	4,530,288	4,452,154
Earnings from continuing operations before income taxes	111,398	99,810	271,268	221,277
Provision for income taxes	37,523	35,499	94,016	75,323
Earnings from continuing operations	73,875	64,311	177,252	145,954
(Loss) earnings from discontinued operations, net of tax	(2,808)	10,780	(4,067)	10,181
Net earnings	$71,067	75,091	$173,185	156,135

Earnings (loss) per common share — Basic
Continuing operations	$1.41	1.26	$3.42	2.86
Discontinued operations	(0.05)	0.21	(0.08)	0.20
Net earnings	$1.36	1.47	$3.34	3.06

Earnings (loss) per common share — Diluted
Continuing operations	$1.40	1.26	$3.39	2.84
Discontinued operations	(0.05)	0.21	(0.08)	0.20
Net earnings	$1.35	1.47	$3.31	3.04

Cash dividends declared per common share	$0.34	0.31	$0.96	0.89
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)

Net earnings	$71,067	75,091	$173,185	156,135

Other comprehensive income (loss):

Change in cumulative translation adjustment and other, before and after tax	31,564	25,310	(18,379)	31,173

Amortization of pension and postretirement items	8,266	7,170	24,800	21,496
Income tax expense related to amortization of pension and postretirement items	(2,927)	(2,512)	(8,644)	(7,545)
Amortization of pension and postretirement items, net of taxes	5,339	4,658	16,156	13,951

Change in net actuarial loss	—	—	(5,762)	(4,081)
Income tax benefit related to change in net actuarial loss	—	—	2,048	1,534
Change in net actuarial loss, net of taxes	—	—	(3,714)	(2,547)

Other comprehensive income (loss), net of taxes	36,903	29,968	(5,937)	42,577

Comprehensive income	$107,970	105,059	$167,248	198,712

See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	September 30, 2013	December 31, 2012
	(Dollars in thousands, except per share amount)
Assets:
Current assets:
Cash and cash equivalents	$74,936	66,392
Receivables, net	798,066	775,765
Inventories	64,035	64,146
Prepaid expenses and other current assets	162,454	133,934
Total current assets	1,099,491	1,040,237
Revenue earning equipment, net of accumulated depreciation of $3,533,169 and $3,514,910, respectively	6,172,778	5,754,608
Operating property and equipment, net of accumulated depreciation of $992,002 and $966,220, respectively	626,229	624,853
Goodwill	384,010	384,216
Intangible assets	74,335	80,475
Direct financing leases and other assets	450,959	434,590
Total assets	$8,807,802	8,318,979

Liabilities and shareholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$350,954	367,975
Accounts payable	442,076	398,983
Accrued expenses and other current liabilities	481,237	505,707
Total current liabilities	1,274,267	1,272,665
Long-term debt	3,686,038	3,452,821
Other non-current liabilities	931,544	948,932
Deferred income taxes	1,260,497	1,177,074
Total liabilities	7,152,346	6,851,492

Shareholders’ equity:
Preferred stock of no par value per share — authorized, 3,800,917; none outstanding, September 30, 2013 or December 31, 2012	—	—
Common stock of $0.50 par value per share — authorized, 400,000,000; outstanding, September 30, 2013 — 52,593,266; December 31, 2012 — 51,371,696	26,297	25,686
Additional paid-in capital	878,540	808,230
Retained earnings	1,344,175	1,221,190
Accumulated other comprehensive loss	(593,556)	(587,619)
Total shareholders’ equity	1,655,456	1,467,487
Total liabilities and shareholders’ equity	$8,807,802	8,318,979
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2013	2012
	(In thousands)
Cash flows from operating activities from continuing operations:
Net earnings	$173,185	156,135
Less: (Loss) earnings from discontinued operations, net of tax	(4,067)	10,181
Earnings from continuing operations	177,252	145,954
Depreciation expense	707,783	698,516
Gains on vehicle sales, net	(68,691)	(67,684)
Share-based compensation expense	14,264	14,186
Amortization expense and other non-cash charges, net	43,088	37,025
Deferred income tax expense	81,949	67,191
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(34,867)	(12,311)
Inventories	(461)	(836)
Prepaid expenses and other assets	(23,737)	2,457
Accounts payable	42,664	(1,827)
Accrued expenses and other non-current liabilities	(49,209)	(115,146)
Net cash provided by operating activities from continuing operations	890,035	767,525

Cash flows from financing activities from continuing operations:
Net change in commercial paper borrowings	284,481	(46,485)
Debt proceeds	257,677	745,755
Debt repaid, including capital lease obligations	(323,300)	(229,042)
Dividends on common stock	(49,855)	(45,458)
Common stock issued	54,617	18,503
Common stock repurchased	—	(26,920)
Excess tax benefits from share-based compensation	4,915	986
Debt issuance costs	(2,144)	(4,513)
Net cash provided by financing activities from continuing operations	226,391	412,826

Cash flows from investing activities from continuing operations:
Purchases of property and revenue earning equipment	(1,495,824)	(1,694,822)
Sales of revenue earning equipment	330,766	304,857
Sale and leaseback of revenue earning equipment	—	130,184
Sales of operating property and equipment	5,847	5,088
Acquisitions	(1,858)	(3,780)
Collections on direct finance leases	54,841	51,091
Changes in restricted cash	(14,756)	19,306
Insurance recoveries	8,173	—
Net cash used in investing activities from continuing operations	(1,112,811)	(1,188,076)

Effect of exchange rate changes on cash	9,187	1,508
Increase (decrease) in cash and cash equivalents from continuing operations	12,802	(6,217)

Cash flows from discontinued operations:
Operating cash flows	(4,363)	(2,692)
Effect of exchange rate changes on cash	105	24
Decrease in cash and cash equivalents from discontinued operations	(4,258)	(2,668)

Increase (decrease) in cash and cash equivalents	8,544	(8,885)
Cash and cash equivalents at January 1	66,392	104,572
Cash and cash equivalents at September 30	$74,936	95,687
See accompanying notes to consolidated condensed financial statements.

RYDER SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Amount	Shares	Par
	(Dollars in thousands, except per share amount)
Balance at December 31, 2012	$—	51,371,696	$25,686	808,230	1,221,190	(587,619)	1,467,487
Net earnings	—	—	—	—	173,185	—	173,185
Other comprehensive loss	—	—	—	—	—	(5,937)	(5,937)
Comprehensive income							167,248
Common stock dividends declared — $0.96 per share	—	—	—	—	(50,200)	—	(50,200)
Common stock issued under employee stock option and stock purchase plans (1)	—	1,216,330	608	53,607	—	—	54,215
Benefit plan stock sales (2)	—	5,240	3	399	—	—	402
Share-based compensation	—	—	—	14,264	—	—	14,264
Tax benefits from share-based compensation	—	—	—	2,040	—	—	2,040
Balance at September 30, 2013	$—	52,593,266	$26,297	878,540	1,344,175	(593,556)	1,655,456
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

(B) RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (FASB) issued accounting guidance on the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Other than the change in presentation within the Consolidated Balance Sheet, this accounting guidance will not have an impact on our consolidated financial position, results of operations or cash flows.

(C) ACQUISITIONS

Euroway Ltd. — On August 1, 2012, we acquired all of the common stock of Euroway Ltd., a U.K.-based, full service leasing, rental and maintenance company for a purchase price of $2.4 million and assumed capital lease obligations and debt of $20.3 million. Approximately $1.6 million of the stock purchase price has been paid, and the majority of the capital lease obligations have been repaid as of September 30, 2013. The purchase price includes $0.5 million in contingent consideration to be paid to the seller provided certain conditions are met. As of September 30, 2013, the fair value of the contingent consideration has been reflected in “Accrued expenses and other current liabilities” in our Consolidated Condensed Balance Sheet. See Note (N), “Fair Value Measurements,” for additional information. The acquisition included Euroway's fleet of approximately 560 full service lease vehicles as well as 800 contract maintenance vehicles. As of September 30, 2013, goodwill and customer relationship intangibles related to the Euroway acquisition were $6.4 million and $2.8 million, respectively. The combined network operates under the Ryder name, complementing our FMS business segment coverage in the U.K.

During the nine months ended September 30, 2013 and September 30, 2012, we paid $1.9 million and $3.8 million, respectively, related to acquisitions.

(D) DISCONTINUED OPERATIONS

In 2009, we ceased SCS service operations in Brazil, Argentina, Chile and European markets. Accordingly, results of these operations, financial position and cash flows are separately reported as discontinued operations for all periods presented either in the Consolidated Condensed Financial Statements or notes thereto.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Summarized results of discontinued operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Pre-tax loss from discontinued operations	$(2,809)	(460)	$(4,008)	(969)
Income tax benefit (expense)	1	11,240	(59)	11,150
(Loss) earnings from discontinued operations, net of tax	$(2,808)	10,780	$(4,067)	10,181

Results of discontinued operations in 2013 and 2012 reflected losses related to adverse legal developments and professional and administrative fees associated with our discontinued South American operations. As previously disclosed, we were assessed $4.7 million (before and after tax) in prior years for certain state operating tax credits utilized between 2001 and 2003. During the three months ended September 30, 2013, we received an adverse tax ruling related to this matter. We incurred and paid $2.3 million to the Brazilian tax authority to settle all of these state operating tax credit assessments. Results of discontinued operations in the three and nine months ended September 30, 2012 also included a tax benefit of $11.3 million resulting from the expiration of a statute of limitations.

The following is a summary of assets and liabilities of discontinued operations:

	September 30, 2013	December 31, 2012
	(In thousands)
Total assets, primarily deposits	$4,096	4,460
Total liabilities, primarily contingent accruals	$4,870	5,329

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

In Brazil, we were assessed $4.8 million (before and after tax) in prior years for various federal income taxes and social contribution taxes for the 1997 and 1998 tax years. We have successfully overturned these federal tax assessments in the lower courts; however, there is a reasonable possibility that these rulings could be reversed and we would be required to pay the assessments. We believe it is more likely than not that our position will ultimately be sustained if appealed and no amounts have been reserved for these matters. We are entitled to indemnification for a portion of any resulting liability on these federal tax claims which, if honored, would reduce the estimated loss.

(E) SHARE-BASED COMPENSATION PLANS

Share-based incentive awards are provided to employees under the terms of various share-based compensation plans (collectively, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include at-the-money stock options, nonvested stock and cash awards. Nonvested stock awards include grants of market-based, performance-based, and time-vested restricted stock rights. Under the terms of our Plans, dividends may be paid on our stock options and nonvested stock awards. We have historically paid dividends on nonvested stock awards but not on our stock option awards. Dividends on nonvested stock granted after 2011 are not paid unless the award vests. Upon vesting, the amount of the dividends paid is equal to the aggregate dividends declared on common shares during the period from the date of grant of the award until the date the shares underlying the award are delivered.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The following table provides information on share-based compensation expense and income tax benefits recognized during the periods:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Stock option and stock purchase plans	$1,753	2,554	$6,056	7,192
Nonvested stock	2,909	2,547	8,208	6,994
Share-based compensation expense	4,662	5,101	14,264	14,186
Income tax benefit	(1,549)	(1,637)	(4,876)	(4,643)
Share-based compensation expense, net of tax	$3,113	3,464	$9,388	9,543

During the nine months ended September 30, 2013 and 2012, approximately 391,000 and 460,000 stock options, respectively, were granted under the Plans. These awards generally vest evenly over a three year period beginning on the date of grant. The stock options granted in 2013 have contractual terms of ten years and stock options granted in 2012 have contractual terms of seven years. The fair value of each option award at the date of grant was estimated using a Black-Scholes-Merton option-pricing valuation model. The weighted-average fair value per option granted during the nine months ended September 30, 2013 and 2012 was $13.97 and $14.07, respectively.

During the nine months ended September 30, 2013 and 2012, approximately 23,000 and 93,000 market-based restricted stock rights, respectively, were granted under the Plans. The awards were segmented into three performance periods of one, two and three years. At the end of each performance period, 25%-125% of the award may be earned based on Ryder's total shareholder return (TSR) as compared to the TSR of a peer group over the applicable performance period. For the 2013 awards, Ryder's TSR will be compared to the TSR of a custom peer group. For the 2012 awards, Ryder's TSR will be compared to the TSR of the S&P 500. If earned, employees will receive the grant of stock at the end of the relevant three year performance period provided they continue to be employed with Ryder, subject to Compensation Committee approval. The fair value of the market-based restricted stock rights was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation. The fair value of the market-based awards was determined and fixed on the grant date and considers the likelihood of Ryder achieving the market-based condition. The weighted-average fair value per market-based restricted stock right granted during the nine months ended September 30, 2013 and 2012 was $53.47 and $43.39, respectively.

During the nine months ended September 30, 2013, approximately 16,000 performance-based restricted stock rights were granted under the Plans. For these awards, 25%-125% of the awards may be earned based on Ryder's 2013 adjusted return on capital (ROC) measured against a ROC target. If earned, employees will receive the grant of stock three years after the grant date, provided they continue to be employed with Ryder, subject to Compensation Committee approval. Share-based compensation expense is recognized on a straight-line basis over the vesting period, based upon the probability that the performance target will be met. During the nine months ended September 30, 2013, approximately 31,000 performance-based restricted stock rights were also awarded under the Plans for which the annual ROC target will be determined in future years. These awards will be considered granted under accounting guidance for stock compensation once the Compensation Committee approves the annual ROC target and communicates the terms of the awards to the recipients.

During the nine months ended September 30, 2013 and 2012, approximately 153,000 and 124,000 time-vested restricted stock rights, respectively, were granted under the Plans. The time-vested restricted stock rights entitle the holder to shares of common stock when the awards generally vest at the end of the three-year period after the grant date. The fair value of the time-vested awards is determined and fixed on the date of grant based on Ryder’s stock price on the date of grant. The weighted-average fair value per time-vested restricted stock right granted during the nine months ended September 30, 2013 and 2012 was $58.17 and $52.44, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

During the nine months ended September 30, 2013 and 2012, employees who received market-based restricted stock rights also received market-based cash awards. In addition, in 2012, the majority of the employees who received time-vested restricted stock rights also received market-based cash awards. The cash awards have the same vesting provisions as the market-based restricted stock rights. The cash awards are accounted for as liability awards under the share-based compensation accounting guidance as the awards are based upon the performance of our common stock and are settled in cash. As a result, the liability is adjusted to reflect fair value at the end of each reporting period. The fair value of the cash awards was estimated using a lattice-based option-pricing valuation model that incorporates a Monte-Carlo simulation.

The following table is a summary of compensation expense recognized for market-based cash awards in addition to the share-based compensation expense reported in the previous table:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Cash awards	$934	737	$3,101	2,122

Total unrecognized pre-tax compensation expense related to all share-based compensation arrangements at September 30, 2013 was $28.0 million and is expected to be recognized over a weighted-average period of 1.7 years.

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

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Earnings per share — Basic:
Earnings from continuing operations	$73,875	64,311	$177,252	145,954
Less: Distributed and undistributed earnings allocated to nonvested stock	(643)	(814)	(1,636)	(1,891)
Earnings from continuing operations available to common shareholders — Basic	$73,232	63,497	$175,616	144,063

Weighted average common shares outstanding — Basic	51,788	50,381	51,397	50,433

Earnings from continuing operations per common share — Basic	$1.41	1.26	$3.42	2.86

Earnings per share — Diluted:
Earnings from continuing operations	$73,875	64,311	$177,252	145,954
Less: Distributed and undistributed earnings allocated to nonvested stock	(639)	(812)	(1,625)	(1,883)
Earnings from continuing operations available to common shareholders — Diluted	$73,236	63,499	$175,627	144,071

Weighted average common shares outstanding — Basic	51,788	50,381	51,397	50,433
Effect of dilutive equity awards	440	172	451	292
Weighted average common shares outstanding — Diluted	52,228	50,553	51,848	50,725

Earnings from continuing operations per common share — Diluted	$1.40	1.26	$3.39	2.84

Anti-dilutive equity awards not included above	584	2,613	863	2,234

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(G) RESTRUCTURING AND OTHER (RECOVERIES) CHARGES

The components of restructuring and other (recoveries) charges, net in the three and nine months ended September 30, 2013 and 2012, respectively, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Restructuring (recoveries) charges, net:
Severance and employee-related (recoveries) costs	$(298)	74	$(298)	7,216
Contract termination costs	—	—	—	865
Total	$(298)	74	$(298)	8,081

During the third quarter of 2013, we refined previous estimates of employee severance and benefit costs which resulted in a benefit of $0.3 million.

During the second quarter of 2012, we approved a plan to eliminate approximately 350 employees, primarily in the U.S., as a result of cost containment actions. These actions resulted in the payment of severance and other termination benefits, which have been completed. During the nine months ended September 30, 2012, we also recorded exit costs of $0.9 million associated with non-essential leased facilities assumed in the Hill Hire acquisition.

Activity related to restructuring reserves including discontinued operations was as follows:

			Deductions
	December 31, 2012	Additions	Cash Payments	Non-Cash Reductions (1)	Foreign Translation Adjustments	September 30, 2013
	Balance					Balance
	(In thousands)
Employee severance and benefits	$3,147	84	2,267	382	(119)	463
Contract termination costs	1,728	—	1,261	—	(66)	401
Total	$4,875	84	3,528	382	(185)	864
_________________________

(1)	Non-cash reductions represent adjustments to the restructuring reserve as actual costs were less than originally estimated.

At September 30, 2013, the majority of outstanding restructuring obligations are required to be paid by the end of the year.

As mentioned in Note (U), "Segment Reporting," our primary measure of segment financial performance excludes, among other items, restructuring and other (recoveries) charges, net. However, the applicable portion of the restructuring and other (recoveries) charges, net that related to each segment for the three and nine months ended September 30, 2013 and 2012, respectively, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Fleet Management Solutions	$(298)	74	$(298)	6,421
Supply Chain Solutions	—	—	—	1,400
Central Support Services	—	—	—	260
Total	$(298)	74	$(298)	8,081

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

	September 30, 2013	December 31, 2012
	(In thousands)
Total minimum lease payments receivable	$633,801	629,919
Less: Executory costs	(197,549)	(201,777)
Minimum lease payments receivable	436,252	428,142
Less: Allowance for uncollectibles	(564)	(703)
Net minimum lease payments receivable	435,688	427,439
Unguaranteed residuals	57,545	60,764
Less: Unearned income	(93,597)	(96,280)
Net investment in direct financing and sales-type leases	399,636	391,923
Current portion	(77,618)	(76,395)
Non-current portion	$322,018	315,528

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

The following table presents the credit risk profile by creditworthiness category of our direct financing lease receivables:

	September 30, 2013	December 31, 2012
	(In thousands)
Very low risk to low risk	$185,750	193,123
Moderate risk	184,671	177,400
Moderately high risk to high risk	65,831	57,619
	$436,252	428,142

The following table is a rollforward of the allowance for credit losses on direct financing lease receivables for the nine months ended September 30, 2013 and 2012:

	2013	2012
	(In thousands)
Balance at January 1	$703	903
Charged to earnings	2	667
Deductions	(141)	(919)
Balance at September 30	$564	651

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(I) REVENUE EARNING EQUIPMENT

	September 30, 2013			December 31, 2012
	Cost	Accumulated Depreciation	Net Book Value(1)	Cost	Accumulated Depreciation	Net Book Value(1)
	(In thousands)
Held for use:
Full service lease	$7,054,605	(2,484,747)	4,569,858	$6,728,746	(2,500,786)	4,227,960
Commercial rental	2,197,633	(725,722)	1,471,911	2,041,698	(660,356)	1,381,342
Held for sale	453,709	(322,700)	131,009	499,074	(353,768)	145,306
Total	$9,705,947	(3,533,169)	6,172,778	$9,269,518	(3,514,910)	5,754,608
 ————————————

(1)
Revenue earning equipment, net includes vehicles acquired under capital leases of $55.0 million, less accumulated depreciation of $19.8 million, at September 30, 2013, and $56.2 million, less accumulated depreciation of $16.5 million, at December 31, 2012.

At the end of 2012, we completed our annual review of residual values and useful lives of revenue earning equipment. Based on the results of our analysis, we adjusted the estimated residual values of certain classes of revenue earning equipment effective January 1, 2013. The change in estimated residual values increased pre-tax earnings for the three and nine months ended September 30, 2013 by approximately $7.4 million and $22.3 million, respectively.

(J) GOODWILL

The carrying amount of goodwill attributable to each reportable business segment with changes therein was as follows:

	Fleet Management Solutions	Supply Chain Solutions	Total
	(In thousands)
Balance at January 1, 2013:
Goodwill	$223,129	190,308	413,437
Accumulated impairment losses	(10,322)	(18,899)	(29,221)
	212,807	171,409	384,216
Purchase accounting adjustments	371	—	371
Foreign currency translation adjustments	(256)	(321)	(577)
Balance at September 30, 2013:
Goodwill	223,244	189,987	413,231
Accumulated impairment losses	(10,322)	(18,899)	(29,221)
	$212,922	171,088	384,010

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

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(K) ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30, 2013			December 31, 2012
	Accrued Expenses	Non-Current Liabilities	Total	Accrued Expenses	Non-Current Liabilities	Total
	(In thousands)
Salaries and wages	$96,224	—	96,224	$86,776	—	86,776
Deferred compensation	1,983	29,179	31,162	1,630	24,918	26,548
Pension benefits	3,288	569,173	572,461	3,309	597,275	600,584
Other postretirement benefits	2,675	36,701	39,376	2,683	37,916	40,599
Insurance obligations (1)	129,235	187,387	316,622	133,459	178,714	312,173
Residual value guarantees	531	239	770	1,505	130	1,635
Accrued rent	10,475	5,037	15,512	9,244	9,405	18,649
Environmental liabilities	4,385	8,308	12,693	4,201	8,415	12,616
Asset retirement obligations	5,658	15,417	21,075	3,642	17,116	20,758
Operating taxes	84,432	—	84,432	91,419	—	91,419
Income taxes	2,554	63,227	65,781	8,288	57,590	65,878
Interest	22,683	—	22,683	35,798	—	35,798
Deposits, mainly from customers	54,780	6,238	61,018	51,671	6,236	57,907
Deferred revenue	18,422	—	18,422	21,557	—	21,557
Acquisition holdbacks	2,477	—	2,477	1,637	2,673	4,310
Other	41,435	10,638	52,073	48,888	8,544	57,432
Total	$481,237	931,544	1,412,781	$505,707	948,932	1,454,639
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
Foreign — we are no longer subject to foreign tax examinations by tax authorities for tax years before 2006 in Canada, 2008 in Brazil, 2008 in Mexico and 2011 in the U.K., which are our major foreign tax jurisdictions. Refer to Note (D), “Discontinued Operations,” for further discussion on various assessments related to our former South American operations.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

At September 30, 2013 and December 31, 2012, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $57.4 million and $52.3 million, respectively. Unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $2.3 million by September 30, 2014, if audits are completed or tax years close.

Like-Kind Exchange Program

We have a like-kind exchange program for certain of our U.S.-based revenue earning equipment. Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form whereby tax gains on disposal of eligible vehicles are deferred. To qualify for like-kind exchange treatment, we exchange through a qualified intermediary eligible vehicles being disposed of with vehicles being acquired, allowing us to generally carryover the tax basis of the vehicles sold (“like-kind exchanges”). The program results in a material deferral of federal and state income taxes, and a decrease in cash taxes in periods when we are not in a net operating loss (NOL) position. As part of the program, the proceeds from the sale of eligible vehicles are restricted for the acquisition of replacement vehicles and other specified applications. Due to the structure utilized to facilitate the like-kind exchanges, the qualified intermediary that holds the proceeds from the sales of eligible vehicles and the entity that holds the vehicles to be acquired under the program are required to be consolidated in the accompanying Consolidated Condensed Financial Statements in accordance with U.S. GAAP. The total assets, primarily revenue earning equipment, and the total liabilities, primarily vehicle accounts payable, held by these consolidated entities are equal in value as these entities are solely structured to facilitate the like-kind exchanges. At September 30, 2013 and December 31, 2012, these consolidated entities had total assets and total liabilities of $153.6 million and $25.8 million, respectively.

In the second quarter of 2012, we began to restructure and centralize the administration of vehicle purchasing, licensing and sales in order to reduce vehicle acquisition costs as well as realize operational efficiencies. During 2012, we were in a NOL position for tax purposes and were not realizing any benefits from the like-kind exchange program. As a result, effective April 1, 2012, we temporarily suspended the like-kind exchange program. Once we suspended the program, tax gains on vehicles sold during that period were no longer deferred. Those tax gains resulted in an immaterial decrease in the NOL. Although the suspension did not impact our 2012 tax provision or capital spending program, our cash flows increased by $19.2 million from the release of the program's restricted cash.

In the first quarter of 2013, once we had completed our restructuring of the administrative processes for purchasing and selling vehicles, we reinstated our like-kind exchange program. The reinstated program operates, and will provide cash tax benefits, in the same manner as it did prior to suspension once we are no longer in a NOL position. Our cash flow declined $14.8 million as a result of the program's restricted cash. There were no other impacts to cash flow as a result of the program's reinstatement.

Effective Tax Rate

Our effective income tax rate from continuing operations for the third quarter of 2013 was 33.7% compared with 35.6% in the same period of the prior year. The effective tax rate in the third quarter of 2012 was negatively impacted by a tax law change in the U.K., which increased the provision for income taxes by $0.9 million and our effective tax rate by 0.9%. The decrease in our effective tax rate in the third quarter of 2013 is due to a higher proportionate amount of 2013 earnings in lower tax rate jurisdictions.

Our effective income tax rate from continuing operations for the nine months ended September 30, 2013 was 34.7% compared with 34.0% in the same period of the prior year. The effective rate from continuing operations in the nine months ended September 30, 2012 was favorably impacted by a tax benefit of $5.0 million (2.2% of earnings before tax) relating to the favorable resolution of a tax item from prior periods partially offset by the previously discussed U.K. tax law change. The increase in the effective tax rate in the nine months ended September 30, 2013 reflects the $5.0 million tax benefit in the prior year partially offset by a higher proportionate amount of 2013 earnings in lower tax rate jurisdictions as well as the impact of tax law changes in the U.K.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(M) DEBT

	Weighted-Average Interest Rate
	September 30, 2013	December 31, 2012	Maturities	September 30, 2013	December 31, 2012
				(In thousands)
Short-term debt and current portion of long-term debt:
Short-term debt	2.27%	2.27%	2013	$3,695	9,820
Current portion of long-term debt, including capital leases				347,259	358,155
Total short-term debt and current portion of long-term debt				350,954	367,975
Long-term debt:
U.S. commercial paper (1)	0.30%	0.41%	2016	637,912	329,925
Canadian commercial paper (1)	—%	1.14%	2016	—	23,165
Global revolving credit facility	1.58%	1.58%	2016	5,056	8,924
Unsecured U.S. notes — Medium-term notes (1)	3.94%	4.01%	2014-2025	2,972,055	2,971,313
Unsecured U.S. obligations, principally bank term loans	1.46%	1.56%	2015-2018	55,500	105,500
Unsecured foreign obligations	1.89%	1.91%	2014-2016	310,716	313,406
Capital lease obligations	3.90%	4.08%	2013-2019	41,656	42,018
Total before fair market value adjustment				4,022,895	3,794,251
Fair market value adjustment on notes subject to hedging (2)				10,402	16,725
				4,033,297	3,810,976
Current portion of long-term debt, including capital leases				(347,259)	(358,155)
Long-term debt				3,686,038	3,452,821
Total debt				$4,036,992	3,820,796
 ————————————

(1)	We had unamortized original issue discounts of $8.0 million and $8.8 million at September 30, 2013 and December 31, 2012, respectively.

(2)	The notional amount of executed interest rate swaps designated as fair value hedges was $300 million and $550 million at September 30, 2013 and December 31, 2012, respectively.

We maintain a $900 million global revolving credit facility with a syndicate of twelve lending institutions led by Bank of America N.A., Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas, Mizuho Corporate Bank, Ltd., Royal Bank of Canada, Royal Bank of Scotland Plc, U.S. Bank National Association and Wells Fargo Bank, N.A. On October 18, 2013, the maturity date of the global credit facility was extended from June 2016 to October 2018. The global facility is used primarily to finance working capital but can also be used to issue up to $75 million in letters of credit (there were no letters of credit outstanding against the facility at September 30, 2013). At our option, the interest rate on borrowings under the credit facility is based on LIBOR, prime, federal funds or local equivalent rates. The agreement previously provided for annual facility fees ranging from 10.0 basis points to 32.5 basis points. The amended agreement provides for annual facility fees which range from 8.0 basis points to 27.5 basis points and are based on Ryder’s long-term credit ratings. The previous annual facility fee was 15.0 basis points. This fee was amended to 12.5 basis points, which applies to the total facility size of $900 million. The credit facility contains no provisions limiting its availability in the event of a material adverse change to Ryder’s business operations; however, the credit facility does contain standard representations and warranties, events of default, cross-default provisions and certain affirmative and negative covenants. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at September 30, 2013 was 176%. At September 30, 2013, $256.9 million was available under the credit facility, net of outstanding commercial paper borrowings.

Our global revolving credit facility enables us to refinance short-term obligations on a long-term basis. Settlement of short-term commercial paper obligations not expected to require the use of working capital are classified as long-term as we have both the intent and ability to refinance on a long-term basis. At September 30, 2013 and December 31, 2012, we classified $637.9 million and $353.1 million, respectively, of short-term commercial paper as long-term debt.

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

We have a trade receivables purchase and sale program, pursuant to which we sell certain of our domestic trade accounts receivable to a bankruptcy remote, consolidated subsidiary of Ryder, that in turn sells, on a revolving basis, an ownership interest in certain of these accounts receivable to a receivables conduit or committed purchasers. The subsidiary is considered a VIE and is consolidated based on our control of the entity’s activities. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The available proceeds that may be received under the program are limited to $175 million. The program expires on October 25, 2013. We are currently in the process of renewing the program through October 2014. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. At September 30, 2013 and December 31, 2012, no amounts were outstanding under the program. Sales of receivables under this program will be accounted for as secured borrowings based on our continuing involvement in the transferred assets.

At September 30, 2013 and December 31, 2012, we had letters of credit and surety bonds outstanding totaling $297.5 million and $294.1 million, respectively, which primarily guarantee the payment of insurance claims.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(N) FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and the levels of inputs used to measure fair value:

	Balance Sheet Location	Fair Value Measurements At September 30, 2013 Using			Total
		Level 1	Level 2	Level 3
		(In thousands)
Assets:
Interest rate swaps	DFL and other assets	$—	10,402	—	10,402
Investments held in Rabbi Trusts:
Cash and cash equivalents		4,816	—	—	4,816
U.S. equity mutual funds		14,003	—	—	14,003
Foreign equity mutual funds		3,882	—	—	3,882
Fixed income mutual funds		4,285	—	—	4,285
Investments held in Rabbi Trusts	DFL and other assets	26,986	—	—	26,986
Total assets at fair value		$26,986	10,402	—	37,388

Liabilities:
Contingent consideration	Accrued expenses and other current liabilities	$—	—	498	498
Total liabilities at fair value		$—	—	498	498

	Balance Sheet Location	Fair Value Measurements At December 31, 2012 Using			Total
		Level 1	Level 2	Level 3
		(In thousands)
Assets:
Interest rate swaps	Prepaid expenses and other current assets	$—	1,313	—	1,313
Interest rate swaps	DFL and other assets	—	15,412	—	15,412
Investments held in Rabbi Trusts:
Cash and cash equivalents		4,055	—	—	4,055
U.S. equity mutual funds		10,871	—	—	10,871
Foreign equity mutual funds		2,974	—	—	2,974
Fixed income mutual funds		4,526	—	—	4,526
Investments held in Rabbi Trusts	DFL and other assets	22,426	—	—	22,426
Total assets at fair value		$22,426	16,725	—	39,151

Liabilities:
Contingent consideration	Other non-current liabilities	$—	—	478	478
Total liabilities at fair value		$—	—	478	478

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

The following tables present our assets and liabilities that are measured at fair value on a nonrecurring basis and the levels of inputs used to measure fair value:

	Fair Value Measurements At September 30, 2013 Using			Total Losses (2)
	Level 1	Level 2	Level 3	Three months ended	Nine months ended
	(In thousands)
Assets held for sale:
Revenue earning equipment: (1)
Trucks	$—	—	10,546	$2,042	$7,518
Tractors	—	—	15,332	1,677	4,185
Trailers	—	—	671	275	1,242
Total assets at fair value	$—	—	26,549	$3,994	$12,945

	Fair Value Measurements At September 30, 2012 Using			Total Losses (2)
	Level 1	Level 2	Level 3	Three months ended	Nine months ended
	(In thousands)
Assets held for sale:
Revenue earning equipment (1)
Trucks	$—	—	11,994	$3,664	$9,153
Tractors	—	—	8,616	1,097	2,639
Trailers	—	—	407	400	1,183
Total assets at fair value	$—	—	21,017	$5,161	$12,975
 ————————————

(1)	Represents the portion of all revenue earning equipment held for sale that is recorded at fair value, less costs to sell.

(2)	Total losses represent fair value adjustments for all vehicles held for sale throughout the period for which fair value was less than carrying value.

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

Fair value of total debt (excluding capital lease obligations) at September 30, 2013 and December 31, 2012 was approximately $4.14 billion and $3.99 billion, respectively. For publicly-traded debt, estimates of fair value were based on market prices. Since our publicly-traded debt is not actively traded, the fair value measurement was classified within Level 2 of the fair value hierarchy. For other debt, fair value was estimated based on a model-driven approach using rates currently available to us for debt with similar terms and remaining maturities. Therefore, the fair value measurement of our other debt was classified within Level 2 of the fair value hierarchy. The carrying amounts reported in the Consolidated Condensed Balance Sheets for “Cash and cash equivalents,” “Receivables, net” and “Accounts payable” approximate fair value because of the immediate or short-term maturities of these financial instruments.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(O) DERIVATIVES

As of September 30, 2013, we have interest rate swaps outstanding which are designated as fair value hedges whereby we receive fixed interest rate payments in exchange for making variable interest rate payments. The differential to be paid or received is accrued and recognized as interest expense. The following table provides a detail of the swaps outstanding and the related hedged items as of September 30, 2013:

	Maturity date	Face value of medium-term notes	Aggregate notional amount of interest rate swaps	Fixed interest rate	Weighted-average variable interest rate on hedged debt as of September 30,
Issuance date					2013	2012
		(Dollars in thousands)
May 2011	June 2017	$350,000	$150,000	3.50%	1.51%	1.83%
February 2011	March 2015	$350,000	$150,000	3.15%	1.34%	1.66%

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

Fair Value Hedging Relationship	Location of Gain (Loss) Recognized in Income	Three months ended September 30,		Nine months ended September 30,
		2013	2012	2013	2012
		(In thousands)
Derivatives: Interest rate swaps	Interest expense	$44	(64)	$(6,323)	(2,016)
Hedged items: Fixed-rate debt	Interest expense	(44)	64	6,323	2,016
Total		$—	—	$—	—

Refer to Note (N), “Fair Value Measurements,” for disclosures of the fair value and line item caption of derivative instruments recorded on the Consolidated Condensed Balance Sheets.

(P) SHARE REPURCHASE PROGRAMS

In December 2011, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2011 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company's various employee stock, stock option and employee stock purchase plans from December 1, 2011 through December 13, 2013. The December 2011 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. In 2013, we temporarily paused our anti-dilutive share repurchase program to appropriately manage our leverage and to allow us to maintain near-term balance sheet flexibility. For the three months ended September 30, 2012, we repurchased and retired 87,223 shares under the program at an aggregate cost of $3.5 million. For the nine months ended September 30, 2012, we repurchased and retired 543,923 shares under the program at an aggregate cost of $26.3 million.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(Q) ACCUMULATED OTHER COMPREHENSIVE LOSS

The following summaries set forth the components of accumulated other comprehensive loss, net of tax:

	Currency Translation Adjustments	Net Actuarial Loss (1)	Prior Service Credit (1)	Transition Obligation (1)	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2012	$57,848	(648,125)	2,634	12	12	(587,619)
Amortization	—	17,176	(1,020)	—	—	16,156
Current period change	(18,316)	(3,714)	—	—	(63)	(22,093)
September 30, 2013	$39,532	(634,663)	1,614	12	(51)	(593,556)

	Currency Translation Adjustments	Net Actuarial Loss (1)	Prior Service Credit (1)	Transition Obligation (1)	Unrealized Loss on Derivatives	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2011	$28,219	(599,687)	4,291	12	—	(567,165)
Amortization	—	15,173	(1,222)	—	—	13,951
Current period change	31,180	(2,547)	—	—	(7)	28,626
September 30, 2012	$59,399	(587,061)	3,069	12	(7)	(524,588)
_______________________

(1)	These amounts are included in the computation of net periodic pension cost. See Note (R), "Employee Benefit Plans", for further information.

The loss from currency translation adjustments in 2013 of $18.3 million was due to the weakening of the British Pound and the Canadian Dollar compared to the U.S. Dollar. The currency translation adjustment in 2012 of $31.2 million reflects the strengthening of the British Pound against the U.S. Dollar.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(R) EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Pension Benefits
Company-administered plans:
Service cost	$3,994	3,861	$12,002	11,594
Interest cost	22,418	23,651	67,153	70,903
Expected return on plan assets	(26,498)	(24,091)	(79,335)	(72,203)
Amortization of:
Net actuarial loss	8,782	7,803	26,347	23,390
Prior service credit	(454)	(570)	(1,363)	(1,706)
	8,242	10,654	24,804	31,978
Union-administered plans	3,388	1,754	7,418	4,998
Net periodic benefit cost	$11,630	12,408	$32,222	36,976

Company-administered plans:
U.S.	$8,424	9,749	$25,317	29,240
Non-U.S.	(182)	905	(513)	2,738
	8,242	10,654	24,804	31,978
Union-administered plans	3,388	1,754	7,418	4,998
	$11,630	12,408	$32,222	36,976

Postretirement Benefits
Company-administered plans:
Service cost	$245	274	$738	821
Interest cost	392	501	1,179	1,490
Amortization of:
Net actuarial gain	(4)	(5)	(11)	(15)
Prior service credit	(58)	(58)	(173)	(173)
Net periodic benefit cost	$575	712	$1,733	2,123

Company-administered plans:
U.S.	$402	540	1,210	1,611
Non-U.S.	173	172	523	512
	$575	712	$1,733	2,123

During the nine months ended September 30, 2013, we contributed $45.4 million to our pension plans. In 2013, we expect total contributions to our pension plans to be approximately $66 million.
During the three and nine months ended September 30, 2013, we recorded estimated pension settlement charges of $1.3 million ($0.8 million after tax) for a U.S. multi-employer pension plan withdrawal liability and other related expenses. These charges were recorded within “Selling, general, and administrative expenses” in our Consolidated Condensed Statement of Earnings and is included in the Union-administered plans expense.

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
During the three and nine months ended September 30, 2013, we recognized a benefit of $0.6 million ($0.4 million after tax) from the recovery of Superstorm Sandy losses. In the fourth quarter of 2012, we incurred $8.0 million of losses for property damage to vehicles owned by full service lease customers for which Ryder had liability under certain agreements. The 2013 benefit was recorded within “Cost of services” in our Consolidated Condensed Statement of Earnings.
During the nine months ended September 30, 2013, we recognized a benefit of $1.9 million (before and after tax) from the recognition of the accumulated currency translation adjustment from a FMS foreign operation which has substantially liquidated its net assets. This benefit was recorded within “Miscellaneous income, net” in our Consolidated Condensed Statement of Earnings.
During the three and nine months ended September 30, 2012, we incurred $0.4 million ($0.3 million after tax) of transaction costs related to the acquisition of Euroway. These costs were recorded within “Selling, general, and administrative expenses” in our Consolidated Condensed Statement of Earnings.

(T) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was as follows:

	Nine months ended September 30,
	2013	2012
	(In thousands)
Interest paid	$109,669	105,175
Income taxes paid	$8,900	10,242
Changes in accounts payable related to purchases of revenue earning equipment	$1,670	21,975
Operating and revenue earning equipment acquired under capital leases (1)	$5,500	20,556
Fair value of debt assumed on acquisition	$—	379
————————————

(1)	The 2012 amount includes $19.9 million of capital leases assumed in the Euroway acquisition.

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

Our primary measurement of segment financial performance, defined as “Earnings Before Tax” (EBT) from continuing operations, includes an allocation of Central Support Services (CSS) and excludes non-operating pension costs, restructuring and other (recoveries) charges, net as described in Note (G), “Restructuring and Other (Recoveries) Charges” and the items discussed in Note (S), “Other Items Impacting Comparability.” CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services, public affairs, information technology, health and safety, legal and corporate communications. The objective of the EBT measurement is to provide clarity on the profitability of each business segment and, ultimately, to hold leadership of each business segment and each operating segment within each business segment accountable for their allocated share of CSS costs. Certain costs are considered to be overhead not attributable to any segment and remain unallocated in CSS. Included among the unallocated overhead remaining within CSS are the costs for investor relations, public affairs and certain executive compensation.

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

The following tables set forth financial information for each of our business segments and provides a reconciliation between segment EBT and earnings from continuing operations before income taxes for the three and nine months ended September 30, 2013 and 2012. Segment results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

	FMS	SCS	Eliminations	Total
	(In thousands)
For the three months ended September 30, 2013
Revenue from external customers	$1,023,790	610,750	—	1,634,540
Inter-segment revenue	114,427	—	(114,427)	—
Total revenue	$1,138,217	610,750	(114,427)	1,634,540

Segment EBT	$96,428	38,483	(8,010)	126,901
Unallocated CSS				(10,053)
Non-operating pension costs				(5,090)
Restructuring and other recoveries (charges), net and other items				(360)
Earnings from continuing operations before income taxes				$111,398

Segment capital expenditures paid (1), (2)	$538,453	3,896	—	542,349
Unallocated CSS				5,361
Capital expenditures paid				$547,710

For the three months ended September 30, 2012
Revenue from external customers	$1,010,130	563,165	—	1,573,295
Inter-segment revenue	105,220	—	(105,220)	—
Total revenue	$1,115,350	563,165	(105,220)	1,573,295

Segment EBT	$94,250	31,911	(6,901)	119,260
Unallocated CSS				(11,149)
Non-operating pension costs				(7,859)
Restructuring and other recoveries (charges), net and other items				(442)
Earnings from continuing operations before income taxes				$99,810

Segment capital expenditures paid (1), (2)	$481,605	4,122	—	485,727
Unallocated CSS				5,110
Capital expenditures paid				$490,837
 ————————————

(1)	Excludes revenue earning equipment acquired under capital leases.

(2)	Excludes acquisition payments of $0.5 million and $1.4 million during the three months ended September 30, 2013, and 2012, respectively.

RYDER SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	FMS	SCS	Eliminations	Total
	(In thousands)
For the nine months ended September 30, 2013
Revenue from external customers	$3,017,150	1,784,406	—	4,801,556
Inter-segment revenue	342,057	—	(342,057)	—
Total revenue	$3,359,207	1,784,406	(342,057)	4,801,556

Segment EBT	$245,840	94,977	(23,748)	317,069
Unallocated CSS				(32,012)
Non-operating pension costs				(15,333)
Restructuring and other recoveries (charges), net and other items				1,544
Earnings from continuing operations before income taxes				$271,268

Segment capital expenditures paid (1), (2)	$1,462,095	14,713	—	1,476,808
Unallocated CSS				19,016
Capital expenditures paid				$1,495,824

For the nine months ended September 30, 2012
Revenue from external customers	$2,968,099	1,705,332	—	4,673,431
Inter-segment revenue	319,547	—	(319,547)	—
Total revenue	$3,287,646	1,705,332	(319,547)	4,673,431

Segment EBT	$221,584	84,183	(20,628)	285,139
Unallocated CSS				(31,848)
Non-operating pension costs				(23,565)
Restructuring and other recoveries (charges), net and other items				(8,449)
Earnings from continuing operations before income taxes				$221,277

Segment capital expenditures paid (1), (2)	$1,667,165	12,558	—	1,679,723
Unallocated CSS				15,099
Capital expenditures paid				$1,694,822
 ————————————

(1)	Excludes revenue earning equipment acquired under capital leases.

(2)	Excludes acquisition payments of $1.9 million and $3.8 million during the nine months ended September 30, 2013 and 2012, respectively.

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

We operate in highly competitive markets. Our customers select us based on numerous factors including service quality, price, technology and service offerings. As an alternative to using our services, customers may choose to provide these services for themselves, or may choose to obtain similar or alternative services from other third-party vendors. Our customer base includes enterprises operating in a variety of industries including automotive, transportation, food service, electronics, consumer packaged goods (CPG), grocery, lumber and wood products and home furnishing.

Total revenue increased 4% in the third quarter of 2013 to $1.63 billion and increased 3% in the nine months ended September 30, 2013 to $4.80 billion. Operating revenue (revenue excluding FMS fuel and all subcontracted transportation) increased 5% in the third quarter of 2013 to $1.34 billion and increased 4% to $3.93 billion in the nine months ended September 30, 2013. The increase in total and operating revenue for both periods was driven by growth in both the SCS and FMS business segments. See “Consolidated Results” for further discussion of operating revenue, a non-GAAP financial measure.

Earnings from continuing operations before taxes (EBT) increased 12% in the third quarter of 2013 to $111.4 million and increased 23% for the nine months ended September 30, 2013 to $271.3 million. The increase in EBT in both the third quarter and the nine months ended September 30, 2013 reflects improved performance in the SCS and FMS business segments and lower pension expense. The increase in EBT for the nine months ended September 30, 2013 also reflects the impact of restructuring charges recorded in 2012 related to cost reduction initiatives implemented in the prior year.

EBT, earnings and EPS from continuing operations included certain items we do not consider indicative of our ongoing operations and have been excluded from our comparable EBT, earnings and EPS measures. The following discussion provides a summary of the quarter and year to date September 30, 2013 and 2012 special items, which are discussed in more detail throughout our MD&A and within the Notes to Consolidated Condensed Financial Statements:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

	EBT		Earnings		Diluted EPS
	2013	2012	2013	2012	2013	2012
Three months ended September 30	(In thousands, except per share amounts)
EBT/Earnings/EPS	$111,398	99,810	$73,875	64,311	$1.40	1.26
Non-operating pension costs (1)	5,090	7,859	2,979	4,847	0.06	0.09
Pension settlement charge (2)	1,258	—	763	—	0.01	—
Superstorm Sandy recoveries (3)	(600)	—	(374)	—	(0.01)	—
Restructuring and other (recoveries) charges, net (4)	(298)	74	(223)	66	—	—
Tax charge (5)	—	—	—	856	—	0.02
Acquisition transaction costs (3)	—	368	—	277	—	—
Comparable	$116,848	108,111	$77,020	70,357	$1.46	1.37

Nine months ended September 30
EBT/Earnings/EPS	$271,268	221,277	$177,252	145,954	$3.39	2.84
Non-operating pension costs (1)	15,333	23,565	8,984	14,532	0.18	0.28
Pension settlement charge (2)	1,258	—	763	—	0.01	—
Superstorm Sandy recoveries (3)	(600)	—	(374)	—	(0.01)	—
Restructuring and other (recoveries) charges, net (4)	(298)	8,081	(223)	5,227	—	0.11
Foreign currency translation benefit (3)	(1,904)	—	(1,904)	—	(0.04)	—
Tax benefit (5)(6)	—	—	—	(4,111)	—	(0.08)
Acquisition transaction costs (3)	—	368	—	277	—	—
Comparable	$285,057	253,291	$184,498	161,879	$3.53	3.15
_______________

(1)
Includes the amortization of actuarial loss, interest cost and expected return on plan assets components of pension and post-retirement costs, which are tied to financial market performance. We consider these costs to be outside the operational performance of the business.

(2)	See Note (R), “Employee Benefit Plans,” for additional information.

(3)	See Note (S), “Other Items Impacting Comparability,” for additional information.

(4)	See Note (G), “Restructuring and Other (Recoveries) Charges,” for further discussion.

(5)	Tax charge related to a tax law change in the U.K. See Note (L),“Income Taxes” for additional information.

(6)	Tax benefit associated with the resolution of a prior year tax item. See Note (L),“Income Taxes” for additional information.

Excluding the special items listed above, comparable earnings and EPS from continuing operations in the third quarter of 2013 increased 9% to $77.0 million and increased 7% to $1.46 per diluted common share, respectively. Comparable earnings and EPS from continuing operations in the nine months ended September 30, 2013 increased 14% to $184.5 million and increased 12% to $3.53 per diluted common share, respectively. We believe that comparable earnings from continuing operations before taxes, comparable earnings from continuing operations, and comparable earnings per diluted common share from continuing operations, all non-GAAP financial measures, provide useful information to investors and allow for better year over year comparison of operating performance. These non-GAAP financial measures exclude non-operating pension costs, which we consider to be costs outside the operational performance of the business that can significantly change from year to year. These non-GAAP financial measures also exclude other significant items that are not representative of our ongoing business operations and allow for better year over year comparison.

Net earnings and EPS decreased 5% in the third quarter of 2013 to $71.1 million and 8% to $1.35 per diluted common share, respectively. Net earnings and EPS increased 11% in the nine months ended September 30, 2013 to $173.2 million and 9% to $3.31 per diluted common share, respectively. Net earnings from discontinued operations in the three and nine months ended September 30, 2013 declined $13.6 million and $14.2 million, respectively. The decline was primarily due to a 2012 tax benefit of $11.2 million, or $0.21 per diluted common share, recognized upon the expiration of a statute of limitations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

CONSOLIDATED RESULTS

	Three months ended September 30,		Nine months ended September 30,		Change 2013/2012
	2013	2012	2013	2012	Three Months	Nine Months
	(In thousands, except per share amounts)
Total revenue	$1,634,540	1,573,295	$4,801,556	4,673,431	4%	3%
Operating revenue (1)	1,344,925	1,283,217	3,925,785	3,778,751	5%	4%

Earnings from continuing operations before taxes	$111,398	99,810	$271,268	221,277	12%	23%
Earnings from continuing operations	73,875	64,311	177,252	145,954	15%	21%
Net earnings	71,067	75,091	173,185	156,135	(5)%	11%

Earnings per common share — Diluted
Continuing operations	$1.40	1.26	$3.39	2.84	11%	19%
Net earnings	1.35	1.47	3.31	3.04	(8)%	9%
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

Revenue and Cost of Revenue by Source

Total revenue increased 4% in the third quarter of 2013 to $1.63 billion. Operating revenue increased 5% in the third quarter of 2013 to $1.34 billion. For the nine months ended September 30, 2013, total revenue increased 3% to $4.80 billion and operating revenue increased 4% to $3.93 billion. The increase in total and operating revenue was primarily driven by new business and higher volumes in SCS as well as full service lease growth in FMS.

Lease and Rental

	Three months ended September 30,		Nine months ended September 30,		Change 2013/2012
	2013	2012	2013	2012	Three Months	Nine Months
	(Dollars in thousands)
Lease and rental revenues	$709,039	693,912	$2,056,795	2,007,393	2%	2%
Cost of lease and rental	486,197	481,240	1,429,845	1,414,456	1%	1%
Gross margin	222,842	212,672	626,950	592,937	5%	6%
Gross margin %	31%	31%	30%	30%

Lease and rental revenues represent full service lease and commercial rental product offerings within our FMS business segment. Revenues increased 2% in the third quarter of 2013 to $709.0 million and 2% to $2.06 billion in the nine months ended September 30, 2013 primarily driven by higher prices on full service lease vehicles and, to a lesser extent, higher commercial rental revenue. Commercial rental revenue increased due to an improvement in rental pricing (up 4% in the third quarter and up 3% for the nine months ended September 30, 2013) partially offset by lower demand in the U.K.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Cost of lease and rental represents the direct costs related to lease and rental revenues. These costs are comprised of depreciation of revenue earning equipment, maintenance costs (primarily repair parts and labor), and other fixed costs such as licenses, insurance and operating taxes. Cost of lease and rental excludes interest costs from vehicle financing. Cost of lease and rental increased 1% to $486.2 million in the third quarter of 2013 and increased 1% to $1.43 billion in the nine months ended September 30, 2013 due to increased maintenance costs and depreciation from higher lease vehicle investments. The increased costs were partially offset by lower deprecation of $7.4 million in the third quarter and $22.3 million in the nine months ended September 30, 2013, respectively from changes in the residual value policy.

Lease and rental gross margin increased 5% in the third quarter of 2013 to $222.8 million and increased 6% to $627.0 million in the nine months ended September 30, 2013. The increase in both periods was due to higher per-vehicle pricing reflecting new engine technology, benefits from improved vehicle residual values and increased utilization on a smaller average rental fleet (down 4% in the third quarter and down 8% for the nine months ended September 30, 2013). Lease and rental gross margin as a percentage of revenue was unchanged in both the third quarter and nine months ended September 30, 2013.

Services

	Three months ended September 30,		Nine months ended September 30,		Change 2013/2012
	2013	2012	2013	2012	Three Months	Nine Months
	(Dollars in thousands)
Services revenue	$718,292	667,399	$2,115,419	2,021,284	8%	5%
Cost of services	597,896	557,495	1,775,554	1,697,773	7%	5%
Gross margin	120,396	109,904	339,865	323,511	10%	5%
Gross margin %	17%	16%	16%	16%

Services revenue represents all the revenues associated with our SCS business segment as well as contract maintenance, contract-related maintenance and fleet support services associated with our FMS business segment. Services revenue increased 8% in the third quarter of 2013 to $718.3 million and increased 5% in the nine months ended September 30, 2013 to $2.12 billion primarily due to new business and higher volumes in our SCS business segment, especially around dedicated services, and higher contract-related maintenance revenue in our FMS business segment.

Cost of services represents the direct costs related to services revenue and is primarily comprised of salaries and employee-related costs, SCS subcontracted transportation (purchased transportation from third parties) and maintenance costs. Cost of services increased 7% in the third quarter of 2013 to $597.9 million and increased 5% in the nine months ended September 30, 2013 to $1.78 billion primarily due to higher revenue.

Services gross margin increased 10% to $120.4 million in the third quarter of 2013 and increased 5% to $339.9 million in the nine months ended September 30, 2013 primarily due to higher revenue. Services gross margin as a percentage of revenue increased to 17% in the third quarter and remained at 16% in the nine months ended September 30, 2013.

Fuel

	Three months ended September 30,		Nine months ended September 30,		Change 2013/2012
	2013	2012	2013	2012	Three Months	Nine Months
	(Dollars in thousands)
Fuel services revenue	$207,209	211,984	$629,342	644,754	(2)%	(2)%
Cost of fuel services	203,369	207,689	618,288	632,599	(2)%	(2)%
Gross margin	3,840	4,295	11,054	12,155	(11)%	(9)%
Gross margin %	2%	2%	2%	2%

Fuel services revenue decreased 2% in the third quarter of 2013 to $207.2 million due to lower fuel prices passed through to customers partially offset by higher gallons sold. Fuel services revenue decreased 2% to $629.3 million in the nine months ended September 30, 2013 due to lower gallons sold and lower fuel prices passed through to customers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Cost of fuel services includes the direct costs associated with providing our customers with fuel. These costs include fuel, salaries and employee-related costs of fuel island attendants and depreciation of our fueling facilities and equipment. Cost of fuel decreased 2% in the third quarter of 2013 to $203.4 million and decreased 2% in the nine months ended September 30, 2013 to $618.3 million due to lower revenue.

Fuel services gross margin decreased 11% to $3.8 million in the third quarter of 2013 and decreased 9% to $11.1 million in the nine months ended September 30, 2013. Fuel is largely a pass-through to customers for which we realize minimal changes in margin during periods of steady market fuel prices. However, fuel services margin is impacted by sudden increases or decreases in market fuel prices during a short period of time as customer pricing for fuel is established based on market fuel costs. Fuel service margin as a percent of revenue was unchanged in the third quarter and nine months ended September 30, 2013.

	Three months ended September 30,		Nine months ended September 30,		Change 2013/2012
	2013	2012	2013	2012	Three Months	Nine Months
	(In thousands)
Other operating expenses	$32,728	32,966	$103,987	100,881	(1)%	3%

Other operating expenses include costs related to our owned and leased facilities within the FMS business segment such as facility depreciation, rent, insurance, utilities and taxes. These facilities are utilized to provide maintenance to our lease, rental, contract maintenance and contract-related maintenance customers. Other operating expenses also include the costs associated with used vehicle sales such as writedowns of used vehicles to fair market value and facilities costs. Other operating expenses decreased 1% to $32.7 million in the third quarter of 2013 due to lower writedowns on vehicles held for sale of $1.2 million and lower operating property depreciation partially offset by higher maintenance costs on FMS facilities. Other operating expenses increased 3% to $104.0 million in the nine months ended September 30, 2013 due to higher maintenance costs on FMS facilities partially offset by lower operating property depreciation.

	Three months ended September 30,		Nine months ended September 30,		Change 2013/2012
	2013	2012	2013	2012	Three Months	Nine Months
	(Dollars in thousands)
Selling, general and administrative expenses (SG&A)	$195,218	183,713	$580,873	568,027	6%	2%
Percentage of total revenue	12%	12%	12%	12%
Percentage of operating revenue	15%	14%	15%	15%

SG&A expenses increased 6% to $195.2 million in the third quarter of 2013 and increased 2% to $580.9 million in the nine months ended September 30, 2013. SG&A expenses as a percent of total revenue remained at 12% in the three and nine months ended September 30, 2013. SG&A expenses increased in both the third quarter and the nine months ended September 30, 2013 due to higher compensation-related expenses and investments in information technology partially offset by lower pension expense. Pension expense, which primarily impacts SG&A expenses, decreased $0.8 million in the third quarter of 2013 and decreased $4.8 million in the nine months ended September 30, 2013 reflecting higher than expected pension asset returns in 2012 as well as contributions, partially offset by a lower discount rate at December 31, 2012 and third quarter 2013 pension settlement charges of $1.3 million.

	Three months ended September 30,		Nine months ended September 30,		Change 2013/2012
	2013	2012	2013	2012	Three Months	Nine Months
	(In thousands)
Gains on vehicle sales, net	$22,488	23,147	$68,691	67,684	(3)%	1%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Gains on vehicle sales, net decreased 3% in the third quarter of 2013 to $22.5 million due to lower tractor sales proceeds partially offset by higher truck sales proceeds. Global average proceeds per unit increased 1% in the third quarter of 2013 reflecting an increase in average truck proceeds per unit partially offset by lower average tractor proceeds per unit. Gains on vehicle sales, net increased 1% in the nine months ended September 30, 2013 to $68.7 million due to higher sales volume partially offset by lower average proceeds per unit. Increased sales volume in the nine months ended September 30, 2013 reflects higher wholesaling activity to maintain used vehicle inventories at acceptable levels. Global average proceeds per unit decreased 1% in the nine months ended September 30, 2013 reflecting a higher proportion of vehicle sales in international markets with lower prices.

	Three months ended September 30,		Nine months ended September 30,		Change 2013/2012
	2013	2012	2013	2012	Three Months	Nine Months
	(Dollars in thousands)
Interest expense	$33,967	34,879	$102,322	105,266	(3)%	(3)%
Effective interest rate	3.4%	3.7%	3.5%	3.8%

Interest expense decreased 3% in the third quarter of 2013 to $34.0 million and decreased 3% in the nine months ended September 30, of 2013 to $102.3 million reflecting a lower effective interest rate partially offset by higher average outstanding debt. The lower effective interest rate in 2013 primarily reflects the replacement of higher interest rate debt with debt issuances at lower rates. The increase in average outstanding debt reflects capital spending over the last twelve months.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Miscellaneous income, net	$3,447	1,424	$11,592	7,245

Miscellaneous income, net consists of investment income on securities used to fund certain benefit plans, interest income, gains from sales of operating property, foreign currency transaction gains and other non-operating items. Miscellaneous income, net increased in the third quarter and nine months ended September 30, 2013 primarily from higher investment income from securities used to fund certain benefit plans and insurance recoveries, including business interruption claims primarily related to Superstorm Sandy. In addition, miscellaneous income, net increased in the nine months ended September 30, 2013 due to a benefit from the recognition of the accumulated adjustment in a foreign operation partially offset by lower gains on sales of property.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Restructuring and other (recoveries) charges, net	$(298)	74	$(298)	8,081

Refer to Note (G), “Restructuring and Other (Recoveries) Charges,” in the Notes to Consolidated Condensed Financial Statements for a discussion of the restructuring and other (recoveries) charges recognized during the three and nine months ended September 30, 2013 and 2012.

	Three months ended September 30,		Nine months ended September 30,		Change 2013/2012
	2013	2012	2013	2012	Three Months	Nine Months
	(Dollars in thousands)
Provision for income taxes	$37,523	35,499	$94,016	75,323	6%	25%
Effective tax rate from continuing operations	33.7%	35.6%	34.7%	34.0%

Our effective income tax rate from continuing operations for the third quarter of 2013 was 33.7% compared with 35.6% in the same period of the prior year. The effective tax rate in the third quarter of 2012 was negatively impacted by a tax law change in the U.K., which increased the provision for income taxes by $0.9 million and our effective tax rate by 0.9%. The decrease in our effective tax rate in the third quarter of 2013 was also due to a higher proportionate amount of 2013 earnings in lower tax rate jurisdictions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Our effective income tax rate from continuing operations for the nine months ended September 30, 2013 was 34.7% compared with 34.0% in the same period of the prior year. The effective rate from continuing operations in the nine months ended September 30, 2012 was favorably impacted by a tax benefit of $5.0 million (2.2% of earnings before tax) relating to the favorable resolution of a tax item from prior periods, partially offset by the previously discussed U.K. tax law change. The increase in the effective tax rate in the nine months ended September 30, 2013 reflects the $5.0 million tax benefit in the prior year partially offset by a higher proportionate amount of 2013 earnings in lower tax rate jurisdictions as well as the impact of tax law changes in the U.K.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
(Loss) earnings from discontinued operations, net of tax	$(2,808)	10,780	$(4,067)	10,181

Refer to Note (D), “Discontinued Operations,” in the Notes to Consolidated Condensed Financial Statements for a discussion of losses from discontinued operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

OPERATING RESULTS BY BUSINESS SEGMENT

	Three months ended September 30,		Nine months ended September 30,		Change 2013/2012
	2013	2012	2013	2012	Three Months	Nine Months
	(Dollars in thousands)
Revenue:
Fleet Management Solutions	$1,138,217	1,115,350	$3,359,207	3,287,646	2%	2%
Supply Chain Solutions	610,750	563,165	1,784,406	1,705,332	8	5
Eliminations	(114,427)	(105,220)	(342,057)	(319,547)	9	7
Total	$1,634,540	1,573,295	$4,801,556	4,673,431	4%	3%
Operating Revenue:
Fleet Management Solutions	$872,248	848,086	$2,548,763	2,471,693	3%	3%
Supply Chain Solutions	528,344	485,070	1,537,977	1,455,405	9	6
Eliminations	(55,667)	(49,939)	(160,955)	(148,347)	11	8
Total	$1,344,925	1,283,217	$3,925,785	3,778,751	5%	4%
EBT:
Fleet Management Solutions	$96,428	94,250	$245,840	221,584	2%	11%
Supply Chain Solutions	38,483	31,911	94,977	84,183	21	13
Eliminations	(8,010)	(6,901)	(23,748)	(20,628)	16	15
	126,901	119,260	317,069	285,139	6	11
Unallocated Central Support Services	(10,053)	(11,149)	(32,012)	(31,848)	(10)	1
Non-operating pension costs	(5,090)	(7,859)	(15,333)	(23,565)	(35)	(35)
Restructuring and other recoveries (charges), net and other items	(360)	(442)	1,544	(8,449)	NM	NM
Earnings from continuing operations before income taxes	$111,398	99,810	$271,268	221,277	12%	23%

As part of management’s evaluation of segment operating performance, we define the primary measurement of our segment financial performance as “Earnings Before Taxes” (EBT) from continuing operations, which includes an allocation of Central Support Services (CSS), and excludes non-operating pension costs, restructuring and other (recoveries) charges, net, as described in Note (G), “Restructuring and Other (Recoveries) Charges,” and the items discussed in Note (S), “Other Items Impacting Comparability,” in the Notes to Consolidated Condensed Financial Statements. CSS represents those costs incurred to support all business segments, including human resources, finance, corporate services and public affairs, information technology, health and safety, legal and corporate communications.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

 The following table provides a reconciliation of items excluded from our segment EBT measure to their classification within our Consolidated Condensed Statements of Earnings:

		Three months ended September 30,		Nine months ended September 30,
Description	Consolidated Condensed Statements of Earnings Line Item	2013	2012	2013	2012
		(In thousands)
Non-operating pension costs	SG&A	$(5,090)	(7,859)	$(15,333)	(23,565)
Pension settlement charge (1)	SG&A	(1,258)	—	(1,258)	—
Superstorm Sandy recoveries (2)	Cost of services	600	—	600	—
Foreign currency translation benefit (2)	Miscellaneous income	—	—	1,904	—
Restructuring and other recoveries (charges), net (3)	Restructuring	298	(74)	298	(8,081)
Acquisition transaction costs (2)	SG&A	—	(368)	—	(368)
		$(5,450)	(8,301)	$(13,789)	(32,014)
———————————

(1)	See Note (R), “Employee Benefit Plans,” for additional information.

(2)	See Note (S), “Other Items Impacting Comparability,” for additional information.

(3)	See Note (G), “Restructuring and Other (Recoveries) Charges,” for further discussion.

Fleet Management Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2013/2012
	2013	2012	2013	2012	Three Months	Nine Months
	(Dollars in thousands)
Full service lease	$548,344	533,440	$1,621,989	1,565,489	3%	4%
Contract maintenance	45,549	47,092	136,935	140,571	(3)	(3)
Contractual revenue	593,893	580,532	1,758,924	1,706,060	2	3
Contract-related maintenance	49,909	44,389	155,288	137,424	12	13
Commercial rental	210,716	205,376	580,325	575,352	3	1
Other	17,730	17,789	54,226	52,857	—	3
Operating revenue (1)	872,248	848,086	2,548,763	2,471,693	3	3
Fuel services revenue	265,969	267,264	810,444	815,953	—	(1)
Total revenue	$1,138,217	1,115,350	$3,359,207	3,287,646	2%	2%

Segment EBT	$96,428	94,250	$245,840	221,584	2%	11%
Segment EBT as a % of total revenue	8.5%	8.5%	7.3%	6.7%	—	60 bps
Segment EBT as a % of operating revenue (1)	11.1%	11.1%	9.6%	9.0%	—	60 bps
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Total revenue increased 2% in the third quarter of 2013 to $1.14 billion. Operating revenue (revenue excluding fuel) increased 3% in the third quarter of 2013 to $872.2 million. For the the nine months ended September 30, 2013, total revenue increased 2% to $3.36 billion. Operating revenue (revenue excluding fuel) increased 3% in the nine months ended September 30, 2013 to $2.55 billion. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended September 30, 2013		Nine months ended September 30, 2013
	Total	Operating	Total	Operating
Organic including price and volume	2%	3%	2%	2%
Acquisitions	—	—	—	1
Total increase	2%	3%	2%	3%

Full service lease revenue increased 3% in the third quarter of 2013 and 4% in the nine months ended September 30, 2013 primarily reflecting higher prices on replacement vehicles. The higher pricing on replacement vehicles was driven by increased costs on new engine technology. The average number of full service lease vehicles declined 1% from the prior year, reflecting the anticipated non-renewal of certain low margin trailers in the U.K., the impact of economic uncertainty and more efficient redeployment of off-lease vehicles. We expect favorable full service lease comparisons through the end of the year primarily due to the current replacement cycle of expiring leases. Contract-related maintenance revenue increased 12% in the third quarter of 2013 and increased 13% in the nine months ended September 30, 2013 due primarily to our new on-demand maintenance product initiative and the benefit of the Euroway acquisition. Commercial rental revenue increased 3% in the third quarter of 2013 and increased 1% in the nine months ended September 30, 2013 reflecting increased global rental pricing (up 4% in the third quarter of 2013 and up 3% in the nine months ended September 30, 2013) and increased demand in the U.S. partially offset by lower demand in the U.K. We expect favorable year over year commercial rental revenue comparisons through the end of the year due to higher pricing. Fuel services revenue was unchanged in the third quarter of 2013 as lower prices passed through to customers were offset by higher gallons sold. Fuel services revenue decreased 1% in the the nine months ended September 30, 2013 due to lower gallons sold and lower prices passed through to customers.

The following table provides commercial rental statistics on our global fleet:

	Three months ended September 30,		Nine months ended September 30,		Change 2013/2012
	2013	2012	2013	2012	Three Months	Nine Months
	(Dollars in thousands)
Rental revenue from non-lease customers	$124,365	120,646	$337,617	328,565	3%	3%
Rental revenue from lease customers (1)	$86,351	84,730	$242,708	246,787	2%	(2)%
Average commercial rental power fleet size — in service (2), (3)	29,700	30,600	28,700	30,500	(3)%	(6)%
Commercial rental utilization — power fleet	79.7%	77.4%	78.0%	73.8%	230 bps	420 bps
  ————————————

(1)	Represents revenue from rental vehicles provided to our existing full service lease customers, generally during peak periods in their operations.

(2)	Number of units rounded to nearest hundred and calculated using quarterly average unit counts.

(3)	Fleet size excluding trailers.

FMS EBT increased 2% in the third quarter of 2013 to $96.4 million primarily due to higher earnings in North America from strong commercial rental performance and better full service lease results partially offset by lower earnings in the U.K., including weaker demand and one-time charges. Full service lease comparisons benefited from higher per vehicle pricing reflecting new engine technology and vehicle residual policy changes. Commercial rental performance improved 9% in the third quarter of 2013 as a result of higher pricing and increased fleet utilization partially offset by lower performance in the U.K. Rental power fleet utilization was 79.7% for the third quarter of 2013, up from 77.4% in the year earlier period. FMS EBT in the third quarter of 2013 included a $7.4 million benefit from lower depreciation due to residual value policy changes implemented January 1, 2013. The lower earnings in the U.K. were driven by weaker demand and unusually high bad debt. Used vehicle sales results modestly improved with stable pricing. In the third quarter, we incurred higher costs reflecting planned increased strategic investments, primarily in new product development and customer-facing information technology.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FMS EBT increased 11% in the nine months ended September 30, 2013 to $245.8 million primarily due to improved full service lease performance and the benefit of $22.3 million of lower depreciation due to residual value policy changes implemented January 1, 2013. Full service lease comparisons benefited from higher per vehicle pricing reflecting new engine technology. Commercial rental performance increased 5% from the prior year reflecting higher pricing and increased fleet utilization offset by lower performance in the U.K. Rental power fleet utilization was 78.0% for the nine months ended September 30, 2013, up from 73.8% in the year earlier period. Used vehicle sales results modestly improved primarily due to stronger volumes partially offset by lower proceeds per unit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Our global fleet of owned and leased revenue earning equipment and contract maintenance vehicles is summarized as follows (number of units rounded to the nearest hundred):

				Change
	September 30, 2013	December 31, 2012	September 30, 2012	Sept. 2013/Dec. 2012	Sept. 2013/Sept. 2012
End of period vehicle count
By type:
Trucks (1)	68,000	68,800	70,100	(1)%	(3)%
Tractors (2)	59,200	58,800	58,400	1	1
Trailers (3) (4)	41,400	42,700	43,100	(3)	(4)
Other	1,800	2,200	2,300	(18)	(22)
Total	170,400	172,500	173,900	(1)%	(2)%

By ownership:
Owned	166,600	168,000	169,200	(1)%	(2)%
Leased	3,800	4,500	4,700	(16)	(19)
Total	170,400	172,500	173,900	(1)%	(2)%

By product line: (4)
Full service lease	120,800	122,400	122,700	(1)%	(2)%
Commercial rental	38,500	38,000	39,200	1	(2)
Service vehicles and other	2,900	2,900	2,900	—	—
Active units	162,200	163,300	164,800	(1)	(2)
Held for sale	8,200	9,200	9,100	(11)	(10)
Total	170,400	172,500	173,900	(1)%	(2)%

Customer vehicles under contract maintenance	37,700	37,800	37,000	—%	2%

Total vehicles under service	208,100	210,300	210,900	(1)%	(1)%

Quarterly average vehicle count
By product line:
Full service lease	120,700	122,100	122,100	(1)%	(1)%
Commercial rental	38,300	38,600	40,000	(1)	(4)
Service vehicles and other	3,000	2,900	2,900	3	3
Active units	162,000	163,600	165,000	(1)	(2)
Held for sale	8,800	9,500	9,300	(7)	(5)
Total	170,800	173,100	174,300	(1)%	(2)%

Customer vehicles under contract maintenance	37,400	37,500	36,700	—%	2%

Year-to-date average vehicle count
By product line:
Full service lease	121,200	121,900	121,800	(1)%	—%
Commercial rental	37,500	40,100	40,600	(6)	(8)
Service vehicles and other	2,900	2,900	3,000	—	(3)
Active units	161,600	164,900	165,400	(2)	(2)
Held for sale	9,500	8,800	8,600	8	10
Total	171,100	173,700	174,000	(1)%	(2)%

Customer vehicles under contract maintenance	37,700	36,500	36,100	3%	4%
 ———————————

(1)	Generally comprised of Class 1 through Class 6 type vehicles with a Gross Vehicle Weight (GVW) up to 26,000 pounds.

(2)	Generally comprised of over the road on highway tractors and are primarily comprised of Classes 7 and 8 type vehicles with a GVW of over 26,000 pounds.

(3)	Generally comprised of dry, flatbed and refrigerated type trailers.

(4)
Includes 7,900 trailers (5,100 full service lease and 2,800 commercial rental and other), 9,400 trailers (6,200 full service lease and 3,200 commercial rental and other) and 9,700 trailers (6,500 full service lease and 3,200 commercial rental and other) as of September 30, 2013, December 31, 2012 and September 30, 2012, respectively, acquired as part of the Hill Hire acquisition.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table provides a breakdown of our non-revenue earning equipment included in our global fleet count (number of units rounded to nearest hundred):

				Change
	September 30, 2013	December 31, 2012	September 30, 2012	Sept. 2013/ Dec. 2012	Sept. 2013/ Sept. 2012
Not yet earning revenue (NYE)	1,900	2,200	2,000	(14)%	(5)%
No longer earning revenue (NLE):
Units held for sale	8,200	9,200	9,100	(11)	(10)
Other NLE units	2,500	2,800	3,300	(11)	(24)
Total	12,600	14,200	14,400	(11)%	(13)%

NYE units represent new vehicles on hand that are being prepared for deployment to a lease customer or into the rental fleet. Preparations include activities such as adding lift gates, paint, decals, cargo area and refrigeration equipment. NYE units decreased compared to both year-end and September 30, 2012 due to the timing of lease replacements and new sales activity. NLE units represent vehicles held for sale and vehicles for which no revenue has been earned in the previous 30 days. NLE units decreased compared to both year-end and September 30, 2012 reflecting lower used vehicle inventories and increased commercial rental demand in North America. We expect NLE levels to decrease through the end of the year from a decline in vehicles held for sale.

Supply Chain Solutions

	Three months ended September 30,		Nine months ended September 30,		Change 2013/2012
	2013	2012	2013	2012	Three Months	Nine Months
	(Dollars in thousands)
Operating revenue:
Automotive	$140,115	140,139	$433,553	421,797	—%	3%
High-Tech	85,525	77,453	245,299	235,777	10	4
Retail & CPG	191,079	178,198	547,209	534,497	7	2
Industrial and other	111,625	89,280	311,916	263,334	25	18
Total operating revenue (1)	528,344	485,070	1,537,977	1,455,405	9	6
Subcontracted transportation	82,406	78,095	246,429	249,927	6	(1)
Total revenue	$610,750	563,165	$1,784,406	1,705,332	8%	5%

Segment EBT	$38,483	31,911	$94,977	84,183	21%	13%
Segment EBT as a % of total revenue	6.3%	5.7%	5.3%	4.9%	60 bps	40 bps
Segment EBT as a % of operating revenue(1)	7.3%	6.6%	6.2%	5.8%	70 bps	40 bps
Memo:
Dedicated services total revenue	$343,280	316,914	$1,006,780	972,304	8%	4%
Dedicated services operating revenue (1)(2)	$309,248	282,066	$902,348	848,008	10%	6%
Average fleet	12,100	11,500	12,100	11,500	5%	5%
Fuel costs (3)	$67,093	62,387	$202,188	192,998	8%	5%
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

(2)
Dedicated services operating revenue excludes dedicated subcontracted transportation as follows: $34.0 million and $34.8 million for the three months ended September 30, 2013 and 2012, respectively, and $104.4 million and $124.3 million for the nine months ended September 30, 2013 and 2012, respectively.

(3)	Fuel costs are largely a pass-through to customers and therefore have a direct impact on revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Total revenue increased 8% in the third quarter of 2013 to $610.8 million due to higher operating revenue and subcontracted transportation. Operating revenue (revenue excluding subcontracted transportation) increased 9% in the third quarter of 2013 to $528.3 million. For the nine months ended September 30, 2013, total revenue increased 5% to $1.78 billion and operating revenue increased 6% to $1.54 billion. Operating revenue growth was driven by the industrial, retail and CPG, and high tech industry vertical groups in both the third quarter and the nine months ended September 30, 2013 primarily from new business and higher volumes. Dedicated services also saw strong double-digit growth in the three months ended September 30, 2013, driven by increased customer outsourcing activity. We expect favorable revenue comparisons through the end of the year due to new sales activity. The following table summarizes the components of the change in revenue on a percentage basis versus the prior year:

	Three months ended September 30, 2013		Nine months ended September 30, 2013
	Total	Operating	Total	Operating
Organic including price and volume	7%	9%	5%	6%
Subcontracted transportation	1	—	—	—
Total increase	8%	9%	5%	6%

SCS EBT increased 21% in the third quarter of 2013 to $38.5 million and increased 13% in the nine months ended September 30, 2013 to $95.0 million due to new business and increased sales volume. The earnings improvement in the nine months ended September 30, 2013 also reflects unusually high medical benefit costs in the prior year and favorable insurance developments in the current year.

Central Support Services

	Three months ended September 30,		Nine months ended September 30,		Change 2013/2012
	2013	2012	2013	2012	Three Months	Nine Months
	(Dollars in thousands)
Human resources	$4,740	3,927	$13,499	14,618	21%	(8)%
Finance	12,706	13,128	37,519	39,005	(3)	(4)
Corporate services and public affairs	3,470	3,894	10,609	10,823	(11)	(2)
Information technology	16,731	14,249	50,843	44,330	17	15
Health and safety	2,103	1,882	6,042	5,919	12	2
Other	11,407	11,339	36,100	30,610	1	18
Total CSS	51,157	48,419	154,612	145,305	6	6
Allocation of CSS to business segments	(41,104)	(37,270)	(122,600)	(113,457)	10	8
Unallocated CSS	$10,053	11,149	$32,012	31,848	(10)%	1%

Total CSS costs increased 6% in the third quarter of 2013 to $51.2 million and increased 6% in the nine months ended September 30, 2013 to $154.6 million primarily due to planned investments in information technology initiatives. Total CSS costs in the nine months ended September 30, 2013 also increased due to higher compensation-related expenses. Unallocated CSS decreased 10% in the third quarter of 2013 to $10.1 million due to lower professional services costs partially offset by higher compensation-related expenses. Unallocated CSS increased 1% in the nine months ended September 30, 2013 to $32.0 million primarily due to higher compensation-related expenses partially offset by lower professional services costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows

The following is a summary of our cash flows from operating, financing and investing activities from continuing operations:

	Nine months ended September 30,
	2013	2012
	(In thousands)
Net cash provided by (used in):
Operating activities	$890,035	767,525
Financing activities	226,391	412,826
Investing activities	(1,112,811)	(1,188,076)
Effect of exchange rate changes on cash	9,187	1,508
Net change in cash and cash equivalents	$12,802	(6,217)

A detail of the individual items contributing to the cash flow changes is included in the Consolidated Condensed Statements of Cash Flows.

Cash provided by operating activities from continuing operations increased to $890.0 million in the nine months ended September 30, 2013 compared with $767.5 million in 2012 reflecting reduced working capital needs and higher earnings compared to the prior year period. The reduced working capital needs were primarily driven by lower payments to vendors within trade accounts payable, lower pension contributions and improved collections on trade accounts receivable from customers. Cash provided by financing activities decreased to $226.4 million in the nine months ended September 30, 2013 compared with $412.8 million in 2012 as a result of lower borrowing needs. Cash used in investing activities decreased to $1.11 billion in the nine months ended September 30, 2013 compared with $1.19 billion in 2012 primarily due to lower commercial rental capital spending, partially offset by proceeds from the sale-leaseback transaction completed in 2012.

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

The following table shows the sources of our free cash flow computation:

	Nine months ended September 30,
	2013	2012
	(In thousands)
Net cash provided by operating activities from continuing operations	$890,035	767,525
Sales of revenue earning equipment	330,766	304,857
Sales of operating property and equipment	5,847	5,088
Collections on direct finance leases	54,841	51,091
Insurance recoveries	8,173	—
Sale and leaseback of revenue earning equipment	—	130,184
Total cash generated	1,289,662	1,258,745
Purchases of property and revenue earning equipment	(1,495,824)	(1,694,822)
Free cash flow	$(206,162)	(436,077)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Free cash flow improved $229.9 million to negative $206.2 million in 2013 primarily due to higher cash flows from operations and lower cash payments for the purchase of commercial rental vehicles. We now expect full-year 2013 free cash flow to be approximately negative $350 million, down from prior expectations of approximately negative $190 million. The decline is due to increased capital expenditures for full service lease vehicle purchases.

The following table provides a summary of capital expenditures:

	Nine months ended September 30,
	2013	2012
	(In thousands)
Revenue earning equipment: (1)
Full service lease	$1,220,723	1,143,891
Commercial rental	219,845	526,290
	1,440,568	1,670,181
Operating property and equipment	56,926	46,616
Total capital expenditures	1,497,494	1,716,797
Changes in accounts payable related to purchases of revenue earning equipment	(1,670)	(21,975)
Cash paid for purchases of property and revenue earning equipment	$1,495,824	1,694,822
  ————————————

(1)
Capital expenditures exclude non-cash additions of approximately $5.5 million and $20.6 million during the nine months ended September 30, 2013 and 2012, respectively, in assets held under capital leases resulting from the extension of existing operating leases and the Euroway acquisition in 2012.

Capital expenditures (accrual basis) decreased 13% in the nine months ended September 30, 2013 to $1.50 billion reflecting lower commercial rental capital spending. The Company now expects full-year 2013 capital expenditures from continuing operations to be approximately $2.1 billion, up from a prior forecast of $1.8 billion to $1.9 billion. This increase is the result of a greater number of new vehicles being used to fulfill full service lease sales and higher lease sales than previously forecasted.

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

Our debt ratings and rating outlooks at September 30, 2013 were as follows:

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

At September 30, 2013, we had the following amounts available to fund operations under the following facilities:

(In millions)
Global revolving credit facility	$257
Trade receivables program	$175

We maintain a $900 million global revolving credit facility with a syndicate of twelve lending institutions led by Bank of America N.A., Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas, Mizuho Corporate Bank, Ltd., Royal Bank of Canada, Royal Bank of Scotland Plc, U.S. Bank National Association and Wells Fargo Bank, N.A. On October 18, 2013, the maturity date of the global credit facility was extended from June 2016 to October 2018. The global facility is used primarily to finance working capital. In order to maintain availability of funding, we must maintain a ratio of debt to consolidated net worth of less than or equal to 300%. Net worth, as defined in the credit facility, represents shareholders' equity excluding any accumulated other comprehensive income or loss associated with our pension and other postretirement plans. The ratio at September 30, 2013 was 176%.
We also have a $175 million trade receivables purchase and sale program, pursuant to which we ultimately sell certain ownership interests in certain of our domestic trade accounts receivable to a receivables conduit or committed purchasers. We use this program to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The program contains provisions restricting its availability in the event of a material adverse change to our business operations or the collectibility of the collateralized receivables. The program expires on October 25, 2013. We are currently in the process of renewing the program through October 2014.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

The following table shows the movements in our debt balance:

	Nine months ended September 30,
	2013	2012
	(In thousands)
Debt balance at January 1	$3,820,796	3,382,145
Cash-related changes in debt:
Net change in commercial paper borrowings	284,481	(46,485)
Proceeds from issuance of medium-term notes	249,723	698,635
Proceeds from issuance of other debt instruments	7,954	47,120
Retirement of medium term notes	(250,000)	(200,000)
Other debt repaid, including capital lease obligations	(73,300)	(29,042)
	218,858	470,228
Non-cash changes in debt:
Fair value of debt and capital leases assumed on acquisition	—	20,308
Fair market value adjustment on notes subject to hedging	(6,323)	(2,016)
Addition of capital lease obligations	5,500	627
Changes in foreign currency exchange rates and other non-cash items	(1,839)	16,798
Total changes in debt	216,196	505,945
Debt balance at September 30	$4,036,992	3,888,090

In accordance with our funding philosophy, we attempt to balance the aggregate average remaining re-pricing life of our debt with the aggregate average remaining re-pricing life of our assets. We utilize both fixed-rate and variable-rate debt to achieve this match and generally target a mix of 25% to 45% variable-rate debt as a percentage of total debt outstanding. The variable-rate portion of our total obligations (including notional value of swap agreements) was 31% and 33% at September 30, 2013 and December 31, 2012, respectively.

Ryder’s leverage ratios and a reconciliation of on-balance sheet debt to total obligations were as follows:

	September 30, 2013	% to Equity	December 31, 2012	% to Equity
	(Dollars in thousands)
On-balance sheet debt	$4,036,992	244%	3,820,796	260%
Off-balance sheet debt—PV of minimum lease payments and guaranteed residual values under operating leases for vehicles (1)	118,172		147,987
Total obligations	$4,155,164	251%	3,968,783	270%
 ————————————

(1)	Present value (PV) does not reflect payments Ryder would be required to make if we terminated the related leases prior to the scheduled expiration dates.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

Off-Balance Sheet Arrangements

We periodically enter into sale-leaseback transactions in order to lower the total cost of funding our operations, to diversify our funding among different classes of investors and to diversify our funding among different types of funding instruments. These sale-leaseback transactions are often executed with third-party financial institutions. In general, these sale-leaseback transactions result in a reduction in revenue earning equipment and debt on the balance sheet, as proceeds from the sale of revenue earning equipment are primarily used to repay debt. Accordingly, sale-leaseback transactions will result in reduced depreciation and interest expense and increased equipment rental expense. These leases contain limited guarantees by us of the residual values of the leased vehicles (residual value guarantees) that are generally conditioned upon disposal of the leased vehicles prior to the end of their lease term. The amount of future payments for residual value guarantees will depend on the market for used vehicles and the condition of the vehicles at time of disposal. We did not enter into any sale-leaseback transactions during the nine months ended September 30, 2013. In June of 2012, we completed a sale-leaseback transaction of revenue earning equipment with third parties not deemed to be VIEs and this transaction qualified for off-balance sheet treatment. Proceeds from the sale-leaseback transaction totaled $130.2 million.

Pension Information

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. In 2013, we expect total contributions to our pension plans to be approximately $66 million. During the nine months ended September 30, 2013, we contributed $45.4 million to our pension plans. Changes in interest rates and the market value of the securities held by the plans during 2013 could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and contributions in 2013 and beyond. See Note (R), “Employee Benefit Plans,” in the Notes to Consolidated Condensed Financial Statements for additional information.

Share Repurchases and Cash Dividends

See Note (P), “Share Repurchase Programs,” in the Notes to Consolidated Condensed Financial Statements for a discussion of share repurchases.

In October 2013, our Board of Directors declared a quarterly cash dividend of $0.34 per share of common stock.

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

The following table provides a reconciliation of total revenue to operating revenue which was not provided within the MD&A discussion:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Total revenue	$1,634,540	1,573,295	$4,801,556	4,673,431
FMS fuel services and SCS subcontracted transportation (1)	(348,375)	(345,359)	(1,056,873)	(1,065,880)
Fuel eliminations	58,760	55,281	181,102	171,200
Operating revenue	$1,344,925	1,283,217	$3,925,785	3,778,751
  ————————————

(1)	Includes intercompany fuel sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

FORWARD-LOOKING STATEMENTS

Forward-looking statements (within the meaning of the Federal Private Securities Litigation Reform Act of 1995) are statements that relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These statements are often preceded by or include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “could,” “should” or similar expressions. This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, statements regarding:

•
our expectations as to anticipated revenue and earnings in each business segment as well as future economic conditions and market demand, including revenue, demand and pricing in full service lease and commercial rental as well as the impact of new sales activity on SCS revenue;

•	our expectations of the long-term residual values of revenue earning equipment;

•	our ability to sell certain revenue earning vehicles through the end of the year;

•	the anticipated levels of NLE vehicles in inventory through the end of the year;

•	the anticipated tax benefits of our like-kind exchange program;

•	our expectations of operating cash flow, free cash flow and capital expenditures through the end of 2013;

•	the adequacy of our accounting estimates and reserves for pension expense, compensation expense and employee benefit plan obligations, depreciation and residual value guarantees and income taxes;

•	the adequacy of our fair value estimates of employee incentive awards under our share-based compensation plans, contingent consideration, total debt and other debt;

•	our beliefs regarding the default risk of our direct financing lease receivables

•	our ability to fund all of our operating, investing and financial needs for the foreseeable future through internally generated funds and outside funding sources;

•	the anticipated impact of fuel price fluctuations;

•	our expectations as to return on pension plan assets, future pension expense and estimated contributions

•	our expectations regarding the completion and ultimate resolution of tax audits;

•	our expectations regarding the scope, anticipated outcomes and the adequacy of our loss provisions with respect to certain claims, proceedings and lawsuits;

•	our ability to access commercial paper and other available debt financing in the capital markets;

•	our expectations regarding the future use and availability of funding sources

•	the anticipated impact of our decision to temporarily pause our share repurchase program; and

•	the anticipated impact of recent accounting pronouncements.

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

•	Decrease in freight demand or setbacks in the recent recovery of the freight recession which would impact both our transactional and variable-based contractual business

•	Changes in our customers’ operations, financial condition or business environment that may limit their need for, or ability to purchase, our services

•	Decreases in market demand affecting the commercial rental market, as well as economic conditions in the U.K.

•	Fluctuations in market demand on the sale of used vehicles impacting our pricing and our anticipated proportion of retail versus wholesale sales

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

•	Volatility in automotive and high-tech volumes and shifting customer demand in the automotive and high-tech industries

•	Changes in current financial, tax or regulatory requirements that could negatively impact the leasing market

•	Competition:

•	Advances in technology may require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments

•	Competition from other service providers, some of which have greater capital resources or lower capital costs, or from our customers, who may choose to provide services themselves

•	Continued consolidation in the markets in which we operate which may create large competitors with greater financial resources

•	Our inability to maintain current pricing levels due to economic conditions, demand for services, customer acceptance or competition

•	Profitability:

•	Our inability to obtain adequate profit margins for our services

•	Lower than expected sales volumes or customer retention levels

•	Our inability to integrate acquisitions as projected, achieve planned synergies, anticipate costs and liabilities or retain customers of companies we acquire

•	Lower full service lease sales activity

•	Loss of key customers in our SCS business segment

•	Our inability to adapt our product offerings to meet changing consumer preferences on a cost-effective basis

•	The inability of our legacy information technology systems to provide timely access to data

•	Sudden changes in fuel prices and fuel shortages

•	Higher prices for vehicles, diesel engines and fuel as a result of exhaust emissions standards enacted over the last few years

•	Higher than expected maintenance costs and lower than expected benefits associated with a younger fleet and recently implemented maintenance initiatives

•	Our inability to successfully implement our asset management initiatives

•	Our key assumptions and pricing structure of our SCS contracts prove to be invalid

•	Increased unionizing, labor strikes, work stoppages and driver shortages

•	Difficulties in attracting and retaining drivers due to driver shortages, which may result in higher costs to procure drivers and higher turnover rates affecting our customers

•	Our inability to manage our cost structure

•	Savings resulting from our company-wide savings initiatives are higher or lower than anticipated

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (Continued)

•	Our inability to limit our exposure for customer claims

•	Unfavorable or unanticipated outcomes in legal proceedings or uncertain positions

•	Financing Concerns:

•	Higher borrowing costs and possible decreases in available funding sources caused by an adverse change in our debt ratings

•	Unanticipated interest rate and currency exchange rate fluctuations

•	Negative funding status of our pension plans caused by lower than expected returns on invested assets and unanticipated changes in interest rates

•	Withdrawal liability as a result of our participation in multi-employer plans

•	Instability in U.S. and worldwide credit markets, resulting in higher borrowing costs and/or reduced access to credit

•	Accounting Matters:

•	Impact of unusual items resulting from ongoing evaluations of business strategies, asset valuations, acquisitions, divestitures and our organizational structure

•	Reductions in residual values or useful lives of revenue earning equipment

•	Increases in compensation levels, retirement rate and mortality resulting in higher pension expense; regulatory changes affecting pension estimates, accruals and expenses

•	Increases in health care costs resulting in higher insurance costs

•	Changes in accounting rules, assumptions and accruals

•	Impact of actual insurance claim and settlement activity compared to historical loss development factors used to project future development

•	Other risks detailed from time to time in our SEC filings

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the third quarter of 2013, we carried out an evaluation, under the supervision and with the participation of management, including Ryder’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the third quarter of 2013, Ryder’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Controls over Financial Reporting

During the nine months ended September 30, 2013, there were no changes in Ryder’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the three months ended September 30, 2013:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Anti-Dilutive Program (2)
July 1 through July 31, 2013	5,737	$61.23	—	1,456,077
August 1 through August 31, 2013	1,300	57.47	—	1,456,077
September 1 through September 30, 2013	12,189	57.03	—	1,456,077
Total	19,226	$58.31	—

 ————————————

(1)
During the three months ended September 30, 2013, we purchased an aggregate of 19,226 shares of our common stock in employee-related transactions. Employee-related transactions may include: (i) shares of common stock delivered as payment for the exercise price of options exercised or to satisfy the option holders’ tax withholding liability associated with our share-based compensation programs and (ii) open-market purchases by the trustee of Ryder’s deferred compensation plans relating to investments by employees in our stock, one of the investment options available under the plans.

(2)
In December 2011, our Board of Directors authorized a share repurchase program intended to mitigate the dilutive impact of shares issued under our various employee stock, stock option and employee stock purchase plans. Under the December 2011 program, management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees under the Company’s various employee stock, stock option and employee stock purchase plans from December 1, 2011 through December 13, 2013. The December 2011 program limits aggregate share repurchases to no more than 2 million shares of Ryder common stock. Share repurchases of common stock are made periodically in open-market transactions and are subject to market conditions, legal requirements and other factors. Management established prearranged written plans for the Company under Rule 10b5-1 of the Securities Exchange Act of 1934 as part of the December 2011 program, which allow for share repurchases during Ryder’s quarterly blackout periods as set forth in the trading plan. For the three months ended September 30, 2013, we did not repurchase any shares under the program.

ITEM 5. OTHER INFORMATION

Item 1.01 Entry into a Material Definitive Agreement

On October 18, 2013, we amended our global revolving credit facility dated June 8, 2011 (previously amended by Amendment No. 1 dated April 20, 2012) with the existing syndicate of twelve lending institutions. The amendment extends the maturity date of the facility from June 8, 2016 to October 18, 2018 and amends the borrowing rates under the facility. As amended and based on the Company’s current credit ratings, the applicable margin for LIBOR-based loans would be 1.000%. In addition, the Company is required to pay the lenders a facility fee on the facility amount (whether or not used) at a rate per annum based on the Company’s credit ratings. Based on the Company’s current credit ratings, the annual facility fee will be equal to 0.125%. The amendment is attached to this quarterly report on Form 10-Q.

ITEM 6. EXHIBITS

10.14 (c)
Amendment No. 2 dated as of October 18, 2013 to Global Revolving Credit Agreement, by and among Ryder System, Inc., certain subsidiaries of Ryder System, Inc., and the lenders and agents named therein.

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

RYDER SYSTEM, INC.
(Registrant)

Date: October 22, 2013	By:	/s/ Art A. Garcia
Art A. Garcia
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: October 22, 2013	By:	/s/ Cristina A. Gallo-Aquino
Cristina A. Gallo-Aquino
Vice President and Controller (Principal Accounting Officer)